Form 10-Q
period 1993-12-31
MEREDITH CORP
filed 1994-02-10
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1993

Commission file number     1-5128


                           Meredith Corporation
         (Exact name of registrant as specified in its charter)

                    Iowa                                42-0410230
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

    1716 Locust Street, Des Moines, Iowa                50309-3023
  (Address of principal executive offices)              (ZIP Code)

                              515 - 284-3000
          (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at January 31, 1994
Common Stock, $1 par value                            10,538,011
Class B Stock, $1 par value                            3,644,343

Part I. FINANCIAL INFORMATION
Item I. Financial Statements




                     Meredith Corporation and Subsidiaries
                          Consolidated Balance Sheets




                                                       (Unaudited)
Assets                                                 December 31   June 30
(in thousands)                                              1993      1993
- ----------------------------------                          ----      ----
Current Assets:
   Cash and cash equivalents                              $ 9,212  $ 18,569
   Marketable securities                                   16,532    21,422
   Receivables, net                                        94,923    75,761
   Inventories                                             30,911    32,383
   Supplies and prepayments                                17,756    18,206
   Film rental costs                                       15,757    15,750
   Subscription acquisition costs                         103,465   105,342
                                                         --------  --------
   Total Current Assets                                   288,556   287,433
                                                         --------  --------
Property, Plant and Equipment (at cost)                   223,026   238,679
  Less accumulated depreciation                          ( 97,652) (107,792)
                                                         --------  --------
Net Property, Plant and Equipment                         125,374   130,887
                                                         --------  --------
Deferred Film Rental Costs                                 11,417    12,073
Deferred Subscription Acquisition Costs                    71,841    77,091
Other Assets                                               28,933    23,607
Goodwill and Other Intangibles
  (at original cost less accumulated amortization)        350,635   369,677
                                                         --------  --------
Total                                                   $ 876,756 $ 900,768
                                                         ========  ========




See accompanying Notes to Interim Consolidated Financial Statements.

                     Meredith Corporation and Subsidiaries
                          Consolidated Balance Sheets


                                                       (Unaudited)
Liabilities and Stockholders' Equity                   December 31   June 30
(in thousands)                                              1993      1993
- ----------------------------------                          ----      ----
Current Liabilities:
Current portion of long-term indebtedness                   7,667     2,556
Current portion of long-term film rental contracts         10,827    10,229
Accounts payable                                           27,418    43,368
Accrued taxes and expenses                                 53,819    55,946
Unearned subscription revenues                            144,578   148,556
Deferred income taxes                                      21,791    21,819
                                                         --------  --------
Total Current Liabilities                                 266,100   282,474

Long-Term Indebtedness                                    126,737   131,945
Long-Term Film Rental Contracts                             5,495     5,638
Unearned Subscription Revenues                             98,454   102,107
Deferred Income Taxes                                      36,819    30,472
Other Deferred Items                                       28,651    23,876
                                                         --------  --------
Total Liabilities                                         562,256   576,512
                                                         --------  --------
Minority Interests                                         38,966    40,160
                                                         --------  --------
Stockholders' Equity:
  Series Preferred Stock, par value $1 per share
   Authorized 5,000,000 shares; none issued.                   --        --
  Common Stock, par value $1 per share
   Authorized 50,000,000 shares; issued and outstanding
   10,674,920 shares at December 31 and 11,129,726 at
   June 30 (net of treasury shares, 5,154,831 at
   December 31 and 4,645,420 shares at June 30).           10,675    11,130
  Class B Stock, par value $1 per share
   Authorized 10,000,000 shares; issued and outstanding
   3,659,309 shares at December 31 and 3,703,519 at
   June 30.                                                 3,659     3,704
  Retained earnings                                       264,734   272,090
  Unearned compensation                                    (3,534)   (2,828)
                                                         --------  --------
Total Stockholders' Equity                                275,534   284,096
                                                         --------  --------
Total                                                   $ 876,756 $ 900,768
                                                         ========  ========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)



                                         Three Months         Six Months
                                       Ended December 31   Ended December 31
                                       1993       1992     1993       1992
- -------------------------------------------------------------------------------
                              (Dollar amounts in thousands, except per share)

Revenues (less returns and allowances):
  Advertising                       $ 85,097   $ 79,954  $158,446   $161,133
  Circulation                         66,222     63,994   127,976    120,413
  Consumer book                       23,891     20,572    44,148     41,130
  All other                           29,420     25,600    56,351     44,893
                                    --------   --------  --------   --------
Total Revenues                       204,630    190,120   386,921    367,569
                                    --------   --------  --------   --------
Operating Costs and Expenses:
  Production, distribution and edit   84,838     78,953   161,445    158,693
  Selling, general and administrative 96,441     91,411   181,183    176,505
  Depreciation and amortization        9,076      8,810    18,133     14,870
  Unusual item (Note 4)                4,800         --     4,800         --
                                    --------   --------  --------   --------
Total Operating Costs and Expenses   195,155    179,174   365,561    350,068
                                    --------   --------  --------   --------
Income from Operations                 9,475     10,946    21,360     17,501

  Gain on dispositions (Note 5)       11,997         --    11,997         --
  Interest income                        206        484       638      1,275
  Interest expense                    (2,875)    (2,729)   (5,690)    (3,791)
  Minority interests                     617        552     1,165        810
                                    --------   --------  --------   --------
Earnings before Income Taxes          19,420      9,253    29,470     15,795
Income taxes (Note 2)                  7,916      4,544    14,522      7,645
                                    --------   --------  --------   --------
Net Earnings                        $ 11,504   $  4,709  $ 14,948   $  8,150
                                    ========   ========  ========   ========

Net Earnings Per Share                $ 0.80     $ 0.31    $ 1.04     $ 0.53
                                    ========   ========  ========   ========
Dividends Paid Per Share              $ 0.16     $ 0.16    $ 0.32     $ 0.32
                                    ========   ========  ========   ========
Avg Number of Shares Outstanding    14366000   15363000  14427000   15493000
                                    ========   ========  ========   ========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


For the Six Months Ended December 31  (in thousands)        1993      1992 *
- ----------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Earnings from continuing operations                   $ 14,948  $  8,150

Adjustments to Reconcile Net Earnings to
 Net Cash Provided by Operating Activities:
   Depreciation and amortization                           18,133    14,870
   Amortization of film contract rights                    11,402    13,753
   Deferred income taxes                                    6,756        --
   Unusual item (net of taxes)                              2,592        --
   (Increase) in receivables                              (19,778)  (11,837)
   Decrease (increase) in inventories                       1,472    (1,874)
   Decrease in supplies and prepayments                       360         5
   Decrease in deferred subscription acquisition costs      7,127    15,263
   (Decrease) in accounts payable and accruals            (24,718)  (10,098)
   Gain on dispositions (net of taxes)                     (8,197)       --
   (Reductions) to unearned subscription revenues          (7,631)   (7,645)
   Additions (Reductions) to other deferred items             746    (8,277)
                                                          --------  --------
Net cash provided by operating activities                   3,212    12,310
                                                          --------  --------
Cash Flows from Investing Activities:
   Investment in cable partnership, less cash acquired         --   (32,740)
   Redemption of marketable securities                      4,890    26,631
   Proceedes from dispositions                             33,000        --
   (Additions) to property, plant, and equipment          (10,554)   (6,298)
   (Additions) to other assets                             (7,846)   (4,093)
                                                          --------  --------
Net cash provided (used) by investing activities           19,490   (16,500)
                                                          --------  --------
Cash Flows from Financing Activities:
   Long-term indebtedness retired                             (97)   (3,894)
   Payments for film rental contracts                      (8,452)   (8,334)
   Proceeds from common stock issued                        1,294     2,004
   Purchase of company shares                             (20,165)  (18,187)
   Dividends paid                                          (4,639)   (4,998)
                                                          --------  --------
Net cash (used) by financing activities                   (32,059)  (33,409)
                                                          --------  --------

Net (decrease) in cash and cash equivalents                (9,357)  (37,599)
Cash and cash equivalents at beginning of year             18,569    42,333
                                                           -------  --------
Cash and Cash Equivalents at End of Period                $ 9,212   $ 4,734
                                                          ========  ========


 * Reclassified to conform with current year presentation.

Supplemental Schedule of Noncash Investing and Financing Activities:

   The Company received $2 million of preferred stock in Granite Broadcasting Corporation in conjunction with the sale of the broadcast stations in December 1993.

   Approximately $139 million in long-term debt was incurred by Meredith/New Heritage Strategic Partners, L.P. to purchase North Central Cable Communications Corporation on September 1, 1992.

   The Bismarck/Mandan, North Dakota, cable television system, which was acquired by Meredith/New Heritage Partnership in January 1992, was contributed to Meredith/New Heritage Strategic Partners, L.P., prior to September 1, 1992. This transfer reduced the Company's indirect ownership interest in the system by $12 million, or 27 percent.





   See accompanying Notes to Interim Consolidated Financial Statements.

                               MEREDITH CORPORATION
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1. Accounting Policy

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

2. Income Taxes

On July 1, 1993, the Company adopted SFAS No. 109, "Accounting For Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are required, by SFAS No. 109, to be measured using the tax rate expected to be in effect when the taxes are actually paid or recovered. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted for the effect on deferred tax assets and liabilities. (The Company previously used the asset and liability method under Statement 96.)

The effect of the adoption of SFAS No. 109 is immaterial on the financial statements. Therefore the prior period's financial statements have not been restated to apply the provisions of SFAS No. 109. The Omnibus Budget Reconciliation Act of 1993, enacted in the first quarter of fiscal 1994, raised the basic corporate federal income tax rate from 34 percent to 35 percent. The effect on the Company's financial statements of that increase for the first six months was $1,638,000 ($1,238,000 expense for the increase in net deferred tax liabilities, $118,000 expense due to an additional provision required for six months of fiscal 1993 and $282,000 expense for the first six months of fiscal
1994).
                                                       For the six months
                                                       ended December 31
                                                       ------------------
      ($ in thousands)                                   1993      1992
      -------------------------------------------------------------------

      Currently payable:
        Federal                                        $ 7,619    $6,078
        State                                            1,822     1,567
                                                       -------    ------
                                                         9,441     7,645
                                                       -------    ------
      Deferred:
        Federal                                          4,100         -
        State                                              981         -
                                                       -------    ------
                                                         5,081         -
                                                       -------    ------

          Total                                        $14,522    $7,645
                                                       =======    ======

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)





The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities at December 31, 1993 and June 30, 1993 are as follows:

                                                     ($ in thousands)
                                                  December 31    June 30
                                                     1993         1993*
- ------------------------------------------------------------------------------

Deferred tax assets:
  Accumulated bad debt reserve                     $ 3,550       $ 3,495
  Magazine and book return reserves                  4,597         3,940
  Reserve for postretirement benefits, other
    than pensions                                    5,582         5,257
  All other assets                                  12,874        12,267
                                                   -------       -------

    Total deferred tax asset                        26,603        24,959
                                                   -------       -------

Deferred tax liabilities:
  Deferred subscription acquisition costs           63,804        60,037
  Accumulated depreciation and amortization          8,076         8,327
  Accumulated trademark amortization                 5,712         5,667
  All other liabilities                              7,621         3,219
                                                   -------       -------

    Total deferred tax liability                    85,213        77,250
                                                   -------       -------


Net deferred tax liability                         $58,610       $52,291
                                                   =======       =======






*Reclassified to conform with current year presentation.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



The effective tax rates for the six months ended December 31, 1993 and 1992 were 49.3 percent and 48.4 percent, respectively. The differences between these effective tax rates and the basic U. S. federal income tax rate for the following periods are as follows:


      Six Months Ended December 31                           1993   1992
      -------------------------------------------------------------------

      Expected income tax (basic rate)                       35.0%  34.0%
      Impact of basic rate increase                           4.6      -
      State income taxes, less federal
        income tax benefits                                   5.8    6.3
      Goodwill amortization                                   3.2    5.7
      Non-deductible equity loss -
        cable group                                           3.4    3.1
      Sale of television properties                          (3.1)     -
      Other                                                    .4   ( .7)
                                                             -----  -----

        Effective income tax rate                            49.3%  48.4%
                                                             =====  =====


3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 44 and 42 percent respectively are under the LIFO method at December 31, 1993 and June 30, 1993.

                                           December 31   June 30
                                              1993         1993
                                            --------     --------
                                               ($ in thousands)

          Raw materials                     $16,302      $17,894
          Work in process                    12,602       11,793
          Finished goods                     12,639       11,978
                                            --------     --------
                                             41,543       41,665

          Reserve for LIFO cost valuation   (10,632)      (9,282)
                                            --------     --------

             Total                          $30,911      $32,383
                                            ========     ========

4. Unusual Item

The Company received tax assessments in the second quarter related to discontinued operations sold in prior years. An unusual item of $4.8 million was recognized to establish a reserve for possible liabilities related to these assessments.



5. Sale of Properties

On December 23, 1993, the Company announced the sale of two broadcast television properties to Granite Broadcasting Corporation ("Granite") for $33 million, $2 million in preferred stock in Granite and a tax certificate. The two properties sold were WTVH, a CBS affiliate licensed to serve Syracuse, New York, and KSEE, an NBC affiliate licensed to serve Fresno, California. The Company received a tax certificate due to Granite being minority-owned. This certificate can be used, to the Company's benefit, if another broadcast property is purchased within two years of this sale. Had this sale occurred on July 1, 1993, the Company's advertising revenues would have decreased by approximately six percent for both the six months and three months ended December 31, 1993. The effect on consolidated net earnings and net earnings per share would not have been sigificant.



6. Contingencies

Reference is made to Part II - OTHER INFORMATION, Item 1, Legal Proceedings of this Form 10-Q for the quarterly period ended December 31, 1993.

                                    Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




        Second Quarter Fiscal 1993-94 Vs. Second Quarter Fiscal 1992-93


Meredith Corporation net earnings for the quarter ended December 31, 1993 were $11,504,000, or 80 cents per share. Net earnings included a gain of $11,997,000 ($8,197,000 after tax or 57 cents per share) on the dispositions of the Syracuse and Fresno television properties and a charge of $4,800,000 ($2,592,000 after tax or a negative 18 cents per share) for an unusual item related to a reserve for possible tax liabilities on disposed properties. Excluding the post-tax impact of the gain on dispositions and the unusual item, earnings for the quarter were $5,899,000, or 41 cents per share, a 32 percent increase from comparable earnings per share of 31 cents, or $4,709,000, in the prior year second quarter. Improved results in the Broadcast, Book, Magazine and Real Estate Groups were the primary factors in the increase in comparable earnings. Three cents of the increase in comparable earnings per share was due to shares repurchased by the Company.

The net assets of WTVH, a CBS affiliate licensed to serve Syracuse, New York, and the common stock of a Company subsidiary that owned KSEE, an NBC affiliate licensed to serve Fresno, California, were sold to Granite Broadcasting Corporation effective December 26, 1993. The effect on fiscal 1994 advertising revenues and profits are expected to be immaterial when compared to the prior year.

The Company received tax assessments in the second quarter related to discontinued operations sold in prior years. An unusual item was recognized to establish a reserve for these possible tax liabilites. At this time, the Company intends to protest these assessments but has established a reserve which it believes will be sufficient to cover any potential liabilities.

Revenues for the three months ended December 31, 1993 were $204,630,000, an eight percent increase from prior year second quarter revenues of $190,120,000. All categories of revenues increased. Some of the factors contributing to the total increase were stronger broadcast and magazine advertising revenues, circulation revenues on new magazines and special issues, and increased book sales through retail and direct marketing channels.

Income from operations was $9,475,000 in the second quarter compared to $10,946,000 in the prior year period. The operating margin declined from 5.8 percent of net revenues in the fiscal 1993 second quarter to 4.6 percent in the current quarter due to the recognition of an unusual item. The operating margin, excluding the effect of the unusual item, was 7.0 percent. This was an increase of 21 percent from the comparable prior year quarter. The following table shows the percentage of revenues each major expense classification represented in the current and prior year quarters:

Expense as Percentage of Revenues


Three Months Ended December 31                   1993          1992
- ---------------------------------------------------------------------
Production, distribution and editorial (PD&E)    41.5%         41.5%
Selling, general and administrative (SG&A)       47.1%         48.1%
Depreciation and amortization                     4.4%          4.6%
Unusual item                                      2.3%           --


PD&E expenses were unchanged as a percentage of revenues as lower programming expense at the broadcast television stations was offset by increases in publishing production costs.

SG&A expenses declined one percent of revenues as compared to the prior year period primarily due to favorable magazine circulation expenses.


A discussion of results by segment follows:

Publishing: Revenues in the Magazine Group increased seven percent from the prior year second quarter. Total advertising revenues for ongoing titles increased ten percent, with many titles posting double-digit percentage increases from the prior-year quarter. Increased net revenue per advertising page led to revenue increases for Ladies' Home Journal, Country Home, Successful Farming and Traditional Home. Country America and Golf For Women reported higher advertising revenues primarily due to increased ad pages. Better Homes and Gardens ad revenues, that were down in the first quarter compared to prior year, rebounded in the second quarter to match the prior year's performance. Revenues from new titles and special issues led to a five percent increase in Magazine Group circulation revenues compared to the prior-year quarter.

Second quarter Magazine Group operating profits increased 11 percent over the prior year quarter. Ladies' Home Journal reported a very strong improvement in the second quarter. Ad revenues increased 14% and, due to the sale of two special issues, newsstand profits were up. Improved results were also recorded by Successful Farming and the custom publishing operation. Increased ad revenues and favorable production costs led to the improvement in Successful Farming. Increased revenues and profits from premium sales benefitted custom publishing. Better Homes and Gardens profits were below the prior year quarter primarily due to lower contributions from newsstand sales and list rental revenues. Prior year second quarter results were held down by a loss on Metropolitan Home magazine that was sold in November 1992.

Book Group revenues increased ten percent from the prior year second quarter due to increased sales volume in the retail and direct mail operations. Lower volumes in syndication programs and the Craftways operations, primarily resulting from planned downsizing, partially offset the increases.

Book Group operating profit increased significantly from the prior year quarter. Retail operations reported very strong second quarter results with profits up more than 80 percent. Increased sales of new and backlist titles led to the strong performance. The book clubs also reported improved results for the quarter primarily due to lower promotion expenses. Syndication results were unfavorable compared to the prior year due to lower volumes in renewal programs and increased starter programs with higher promotion expenses. List marketing profits also declined due to lower sales volume and increased database costs.

Paper is an essential raw material to the Publishing segment and represents a significant expense. Paper price increases that occurred in the first quarter of the fiscal year have been largely offset by additional rebates negotiated from suppliers. The Company does not expect to experience a shortage of paper in the foreseeable future but does expect a similar price increase in the next six months.

Broadcast: Increases in both local and national advertising revenues combined with lower programming expenses to result in a profit increase of more than 45% for the Broadcast Group. Overall revenues were up seven percent for the Group. The Company's independent station in Phoenix, KPHO, led the Group in revenue and profit improvement. All of the stations reported improved operating results except for KCTV, the Kansas City CBS affiliate, due to lower national advertising revenues.

Real Estate: Second quarter revenues and profits in the Real Estate Group increased significantly from the prior year quarter. Transaction fees, the revenues generated from member firms' home sales activity, increased nine percent. Revenues and profits from the sale of custom products were also greater than in the prior year quarter.

Cable Television: Revenues increased two percent in the cable operations due to increased subscriber counts, additional pay channel subscribers and increased advertising revenues. These increases were partially offset by a lower rate per subscriber due to the cable industry re-regulation which took effect in September 1993. This decline in revenue per subscriber led to lower operating profits, before interest expense, at the Minnesota system. Higher interest rates and lower operating results at the Minnesota system led to an increase in the net loss of the cable operations in the current quarter.

Other: Interest income declined in the current quarter due to lower interest-earning cash balances that resulted from Company stock repurchases and the timing of payments to the Company's pension plans. Corporate nonoperating expenses increased compared to the prior year quarter due to the timing of spending and increased consulting expense.

The effective tax rate for the second quarter is less than the rate in the prior year, despite the increase in the federal income tax rate. This is due to a lower effective tax rate on the gain on the dispositions of the broadcast stations.

    First Six Months Fiscal 1993-94 Vs. First Six Months Fiscal 1992-93


Meredith Corporation net earnings for the six months ended December 31, 1993 were $14,948,000, or $1.04 per share. Net earnings included a gain of $11,997,000 ($8,197,000 after tax or 57 cents per share) on the dispositions of the Syracuse and Fresno television properties and a charge of $4,800,000 ($2,592,000 after tax or a negative 18 cents per share) for an unusual item related to a reserve for possible tax liabilities on disposed properties. Excluding the post-tax impact of the gain on dispositions and the unusual item, comparable earnings for the six months were $9,343,000, or 65 cents per share, a 23 percent increase from prior year-to-date earnings per share of 53 cents or $8,150,000. Improved results in the Broadcast and Publishing Groups were the primary factors in the increase in comparable earnings. These improvements were partially offset by a larger loss on cable operations due to the timing of the purchase of the Minnesota system and cable industry re-regulation. Five cents of the increase in comparable earnings per share was due to shares repurchased by the Company.

The net assets of WTVH, a CBS affiliate licensed to serve Syracuse, New York, and the common stock of a Company subsidiary that owned KSEE, an NBC affiliate licensed to serve Fresno, California, were sold to Granite Broadcasting Corporation effective December 26, 1993. The effect on fiscal 1994 advertising revenues and profits are expected to be immaterial when compared to the prior year.

The Company received tax assessments in the second quarter related to discontinued operations sold in prior years. An unusual item was recognized to establish a reserve for these possible tax liabilites. At this time, the Company intends to protest these assessments but has established a reserve which it believes will be sufficient to cover any potential liabilities.

Revenues for the six months ended December 31, 1993 were $386,921,000, a five percent increase from prior year revenues of $367,569,000. Factors contributing to the increase included an additional two months of revenue from the Minnesota cable television system, increased magazine circulation revenues and increased retail and direct marketing book sales.

Income from operations was $21,360,000 for the six months compared to $17,501,000 in the prior year period. The operating margin rose from 4.8 percent of net revenues last year to 5.5 percent, despite the negative effect of the unusual item, in the current year period. Excluding the effect of the unusual item, the operating margin was 6.8 percent, an increase of 42 percent from the comparable prior year period. The following table shows the percentage of revenues each major expense classification represented in the current and prior year periods:


Expense as Percentage of Revenues

Six Months Ended December 31                       1993       1992
- ---------------------------------------------------------------------
Production, distribution and editorial (PD&E)      41.7%      43.2%
Selling, general and administrative (SG&A)         46.8%      48.0%
Depreciation and amortization                       4.7%       4.0%
Unusual item                                        1.2%        --

PD&E expenses declined as a percentage of revenues primarily due to lower programming expense at the broadcast television stations. The inclusion of six months of cable operations versus four months in the prior year also contributed to the decline as cable has a relatively low PD&E expense ratio.

SG&A expenses also declined as a percentage of revenues compared to the prior year period. A favorable adjustment to accrued music license fees in the Broadcast Group, based on an industry settlement with ASCAP (American Society of Composers, Authors & Publishers) was the biggest single factor. Lower promotion expenses in the Book Group also contributed.

Depreciation and amortization expense rose as a percentage of net revenues due to the timing of the Minnesota cable television system acquisition on September 1, 1992.



A discussion of results by segment follows:

Publishing: Revenues in the Magazine Group increased three percent from the revenues recorded in the six months ended December 31, 1992. Total advertising revenues declined five percent, primarily due to the sale of Metropolitan Home magazine in November 1992. Excluding Metropolitan Home, advertising revenues increased slightly from the prior year period. A first quarter decline in Better Homes and Gardens advertising revenues was offset by increases in ad revenues for almost all of the Company's other titles. Increases in excess of 25% were reported by Traditional Home, Country America and Golf For Women, primarily due to additional ad pages. Each of these titles also reported higher net revenue per page, in part due to increased rate bases for each of the titles. Circulation revenues in the Magazine Group increased almost eight percent compared to the prior-year six month period. An increase in newsstand sales of the Better Homes and Gardens Special Interest Publications was the biggest factor in the improvement, followed by increased subscription revenues from new titles, especially American Patchwork & Quilting.

Magazine Group operating profits for the first six months of fiscal 1994 increased 13 percent over the prior year period. Strong newsstand sales and profits were reported by Better Homes and Gardens Special Interest Publications, Ladies Home Journal (including special issues), Country Gardens and Traditional Home. These titles also benefitted from increased advertising revenues, as did Country America which reported a 45 percent increase in ad revenues, primarily due to increased ad pages. Profits in the first six months of the prior year were held down by a loss on Metropolitan Home magazine (sold in November 1992). These improvements, when compared to the prior year, were partially offset by a decline in Better Homes and Gardens profits that resulted primarily from lower advertising revenues.

Book Group revenues increased two percent from the prior year period due to increased sales volume in the retail and direct mail operations. Lower volumes in Craftways, syndication programs and most of the book clubs, primarily a result of planned downsizing, partially offset the increases.

Book Group operating results improved significantly from the first six months of the prior year, primarily due to increased profits from the Group's retail marketing operations. Strong sales of both new and backlist titles combined with lower reserves for book returns to result in the profit increase. The book clubs also reported improved results for the period due to lower merchandise return rates and lower promotion expenses. Partially offsetting these improvements were declines in the direct mail and syndication operations. Direct mail results were unfavorable due to increased product development costs. The decline in syndication results reflected an increase in lower margin starter programs due to increased product testing.

Broadcast: Revenues increased almost five percent in the Broadcast Group due to stronger sales of both local and national advertising. The revenue increase combined with lower programming expenses and a favorable adjustment to accrued music license fees to result in a profit increase of more than 60% for the Broadcast Group. Programming costs have been held down by a combination of cost saving measures including the purchase of more first run programming. KPHO, the Company's independent station in Phoenix, reported the most substantial improvement in operating results. Advertising revenues at the station have increased 19 percent from the prior year period due to a stronger sales force and an improving economy in the Phoenix market.

Real Estate: Profits in the Real Estate Group increased significantly from the first six months of fiscal 1993. Transaction fees, the revenues generated from member firms' home sales activity, increased seven percent due to continued strength in the residential housing market. Revenues and profits from the sale of ancillary products and services also increased.

Cable Television: Increases in revenues and declines in operating results for the cable television operations reflect the acquisition of the Minnesota system on September 1, 1992. This system is the larger of two cable television systems, of which the Company owns approximately 70 percent. Six months' ownership in the current period, versus four months in the prior year period, was the primary reason for the revenue growth of approximately 44 percent. Operating profit, before interest expense, also increased but the profit margin declined due to the additional amortization of acquisition expenses (associated with the Minnesota system purchase) and the impact on operations of cable industry re-regulation. Two additional months of interest expense resulted in a larger net loss for the cable operations in the current period. The Company is evaluating its options in relation to continued investment in cable television.

Other: The increase in interest expense in the current period reflects an additional two months of debt financing related to the acquisition of the Minnesota cable television system. Interest income declined in the current period due to lower interest-earning cash balances that resulted from Company stock repurchases, timing of payments to the Company's pension plan and the September 1992 investment in the cable television partnership. Corporate nonoperating expenses increased compared to the prior year period due to increased consulting expenses.

The effective tax rate for the six months ended December 31, 1993 exceeds the rate in the prior year period primarily due to the increase in the federal corporate tax rate, that was enacted in August 1993. Accounting rules require that the effect of a tax rate change on deferred items be reflected in earnings in the period the change is enacted. To date that increase in the corporate tax rate has reduced earnings per share by 11 cents. This increase was partially offset by the favorable effect from the disposition of the broadcast television stations.

                       Liquidity and Capital Resources

Net cash provided by operating activities totaled $3,212,000 for the six months ended December 31, 1993. This was a decrease of $9,098,000 from the comparable prior year period. The decrease in cash provided was mostly due to a larger increase in receivables and a smaller decrease in deferred subscription acquisition costs. Revenue increases in the Broadcast, Book and Magazine Groups led to increased receivables. The decrease in deferred subscription acquisition costs was less primarily due to the sale of Metropolitan Home magazine in the prior year period. The larger decrease in accounts payable and accruals is primarily a result of reclassifications affecting deferred income taxes and other deferred items.

Investing activities provided cash of $19,490,000 in the six months ended December 31, 1993. In the comparable prior year period investing activities used $16,500,000. The difference resulted primarily from the proceeds received from the disposition of the two broadcast television stations in the current period. Also contributing was a prior year investment in the cable partnership to purchase the Minnesota cable television system. These items are partially offset by cash provided by a larger redemption of marketable securities in the prior year.

Net cash used by financing activities declined slightly from $33,409,000 in the six months ended December 31, 1992 to $32,059,000 in the current period. Less cash was used by the cable partnership to retire long-term debt in the current period. This was partially offset by a small increase in the use of cash to purchase Company common stock. The increase results from a higher average cost per share. The Company currently has a Board of Directors' authorization to repurchase up to one million shares of Company stock. Approximately one-fourth of those shares has been repurchased as of this date.

Capital expenditures in fiscal 1994 are expected to increase by approximately 30% over fiscal 1993 levels. This increase is primarily due to the timing of the Minnesota cable television system acquisition. All planned expenditures in the cable television systems occur in the ordinary course of business. No material commitments for expenditures to upgrade the cable distribution systems have been made. Most of the Company's other capital spending relates to plans for new and upgraded computer networks to implement new publishing systems technology for the pupose of reducing long-term processing costs. However, at this time, the Company has made no material commitments for capital expenditures.

At this time, management expects that cash on hand, plus internally-generated cash flow, will provide funds for capital expenditures, cash dividends and other operational cash needs for foreseeable periods. Short-term lines of credit will be used on an as-needed basis for short-term working capital needs. The Company does not expect the need for any long-term source of cash to meet operating requirements.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

The Company has received federal income tax deficiency notices relative to its 1986, 1987, 1988, 1989 and 1990 tax years. Generally, the claimed deficiencies relate to the amortization of intangibles and other matters connected with the acquisition of Ladies' Home Journal magazine. The issues remaining unresolved through December 31, 1993, would have an approximate $12 million tax cost if decided totally adverse to the Company. The Company has contested the remaining deficiencies in The United States Tax Court in a trial ended October 6, 1992. Management believes that the Company's position was strengthened by the Supreme Court decision issued April 20, 1993, regarding the Newark Morning Ledger Company case. The Tax Court decision, involving the Company, is expected in the first half of calendar 1994. The Company continues to expect that the ultimate resolution of this matter will not have a material adverse effect on its financial condition.




Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on November 8, 1993 at the Company's headquarters in Des Moines, Iowa.

(b)  The name of each director elected at the Annual Meeting is shown under
     Item 4.(c).

     The other directors whose terms of office continued after the meeting were: Robert A. Burnett, Frederick B. Henry, Richard S. Levitt, E. T. Meredith III, Nicholas L. Reding, Gerald D. Thornton and Daniel Yankelovich

(c) Four Class I directors for terms expiring in 1996 were elected at the annual meeting. The following directors were elected at that meeting in uncontested elections:

                                          Number of shareholder votes*
                                          ----------------------------
                                                For        Withhold
                                             ----------    --------
     Class I directors
       Pierson M. Grieve                     38,024,378     247,038
       Robert E. Lee                         38,027,634     243,782
       Jack D. Rehm                          38,119,999     151,417
       Barbara S. Uehling                    38,021,243     250,173

     *As specified on the proxy card, if no vote For or Withhold was specified, the vote was voted For the election of the named director.

Item 4.(c) continued


In addition, stockholders of the Company approved the Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors which was stated as Exhibit A in the Company's Proxy Statement for the Annual Meeting of Stockholders on November 8, 1993 and is incorporated herein by reference. The shareholder vote on the proposal was as follows:


                                                         Broker
           # For         # Against      # Abstain      # Non-Votes
         ----------      ---------      ---------      -----------

         36,034,691      1,804,820       431,905      None reported





Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit

    1) Material contracts:  Meredith Corporation Deferred Compensation Plan:
         Exhibit 10
    2) Statement re computation of per share earnings:  Exhibit 11


(b) Reports on Form 8-K

    No Form 8-K was filed during the quarter ended December 31, 1993.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MEREDITH CORPORATION
                              Registrant



                                (Larry D. Hartsook)
                                 Larry D. Hartsook
                              Vice President - Finance
                              (Principal Financial and
                                 Accounting Officer)








Date:  February 10, 1994