Form 10-Q
period 1994-03-31
MEREDITH CORP
filed 1994-05-12
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1994

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

                               Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at April 30, 1994
Common Stock, $1 par value                         10,241,848
Class B Stock, $1 par value                         3,630,533

Part I. FINANCIAL INFORMATION
Item I. Financial Statements




                     Meredith Corporation and Subsidiaries
                          Consolidated Balance Sheets



                                                          (Unaudited)
Assets                                                      March 31   June 30
(in thousands)                                                1994      1993
- ----------------------------------                          --------  --------
Current Assets:
  Cash and cash equivalents                                  $ 5,517  $ 18,569
  Marketable securities                                       12,664    21,422
  Receivables, net                                           104,162    75,761
  Inventories                                                 32,773    32,383
  Supplies and prepayments                                    19,477    18,206
  Subscription acquisition costs                             112,608   105,342
  Film rental costs                                           13,014    15,750
                                                            --------  --------
  Total Current Assets                                       300,215   287,433
                                                            --------  --------
Property, Plant and Equipment (at cost)                      227,142   238,679
  Less accumulated depreciation                             (101,599) (107,792)
                                                            --------  --------
Net Property, Plant and Equipment                            125,543   130,887
                                                            --------  --------
Deferred Film Rental Costs                                     9,036    12,073
Deferred Subscription Acquisition Costs                       79,347    77,091
Other Assets                                                  27,883    23,607
Goodwill and Other Intangibles
  (at original cost less accumulated amortization)           345,973   369,677
                                                            --------  --------
Total                                                       $887,997  $900,768
                                                            ========  ========


See accompanying Notes to Interim Consolidated Financial Statements.

                     Meredith Corporation and Subsidiaries
                          Consolidated Balance Sheets



                                                       (Unaudited)
Liabilities and Stockholders' Equity                     March 31   June 30
(in thousands)                                             1994      1993
- ----------------------------------                       --------  --------
Current Liabilities:
Current portion of long-term indebtedness                $  7,300  $  2,556
Current portion of long-term film rental contracts          8,794    10,229
Accounts payable                                           24,937    43,368
Accrued taxes and expenses                                 61,366    55,946
Unearned subscription revenues                            157,456   148,556
Deferred income taxes                                      23,252    21,819
                                                         --------  --------
Total Current Liabilities                                 283,105   282,474

Long-Term Indebtedness                                    127,084   131,945
Long-Term Film Rental Contracts                             5,011     5,638
Unearned Subscription Revenues                            106,360   102,107
Deferred Income Taxes                                      34,990    30,472
Other Deferred Items                                       29,956    23,876
                                                         --------  --------
Total Liabilities                                         586,506   576,512
                                                         --------  --------
Minority Interests                                         38,384    40,160
                                                         --------  --------
Stockholders' Equity:
  Series Preferred Stock, par value $1 per share
    Authorized 5,000,000 shares; none issued.                  --        --
  Common Stock, par value $1 per share
    Authorized 50,000,000 shares; issued and outstanding
    10,281,276 shares at March 31 and 11,129,726 at
    June 30 (excluding shares held in treasury, 5,570,714
    at March 31 and 4,645,420 at June 30).                 10,281    11,130
  Class B Stock, par value $1 per share, convertible to
   Common Stock
    Authorized 10,000,000 shares; issued and outstanding
    3,633,570 shares at March 31 and 3,703,519 at
    June 30.                                                3,634     3,704
  Retained earnings                                       252,374   272,090
  Unearned compensation                                    (3,182)   (2,828)
                                                         --------  --------
Total Stockholders' Equity                                263,107   284,096
                                                         --------  --------
Total                                                    $887,997  $900,768
                                                         ========  ========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)



                                            Three Months       Nine Months
                                           Ended March 31     Ended March 31
                                           1994      1993     1994      1993
- -------------------------------------------------------------------------------
                                (Dollar amounts in thousands, except per share)

Revenues (less returns and allowances):
  Advertising                            $ 86,696 $ 84,344   $245,142 $245,477
  Circulation                              63,820   61,055    191,796  181,468
  Consumer books                           23,406   21,427     67,554   62,557
  All other                                31,841   31,892     88,192   76,785
                                         -------- --------   -------- --------
Total Revenues                            205,763  198,718    592,684  566,287
                                         -------- --------   -------- --------
Operating Costs and Expenses:
  Production, distribution and edit        84,018   81,079    245,463  239,772
  Selling, general and administrative      95,964   96,491    277,147  272,996
  Depreciation and amortization             9,023    8,817     27,156   23,687
  Unusual item  (Note 4)                       --       --      4,800       --
                                         -------- --------   -------- --------
Total Operating Costs and Expenses        189,005  186,387    554,566  536,455
                                         -------- --------   -------- --------
Income from Operations                     16,758   12,331     38,118   29,832

  Gain on dispositions  (Note 5)               --       --     11,997       --
  Interest income                             515      340      1,153    1,615
  Interest expense                         (3,185)  (3,066)    (8,875)  (6,857)
  Minority interests                          770      221      1,935    1,031
                                         -------- --------   -------- --------
Earnings before Income Taxes               14,858    9,826     44,328   25,621
Income taxes  (Note 2)                      7,642    4,474     22,164   12,119
                                         -------- --------   -------- --------
Net Earnings                             $  7,216 $  5,352   $ 22,164 $ 13,502
                                         ======== ========   ======== ========

Net Earnings Per Share                     $ 0.51   $ 0.35     $ 1.55   $ 0.88
                                         ======== ========   ======== ========
Dividends Paid Per Share                   $ 0.18   $ 0.16     $ 0.50   $ 0.48
                                         ======== ========   ======== ========
Avg Number of Shares Outstanding         14079000 15127000   14311000 15371000
                                         ======== ========   ======== ========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)



For the Nine Months Ended March 31  (in thousands)           1994     1993
- ----------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Earnings from continuing operations                       $22,164  $13,502

Adjustments to Reconcile Net Earnings to
 Net Cash Provided by Operating Activities:
  Depreciation and amortization                              27,156   23,687
  Amortization of film contract rights                       16,924   20,515
  Deferred income taxes                                       6,388       --
  Unusual item (net of taxes)                                 2,592       --
  (Increase) in receivables                                 (29,267) (17,232)
  (Increase) in inventories                                    (390)  (1,613)
  (Increase) in supplies and prepayments                     (1,361)  (2,771)
  (Increase) in subscription acquisition costs               (9,522)    (902)
  (Decrease) in accounts payable and accruals               (19,952)  (6,231)
  Gain on dispositions (net of taxes)                        (8,197)      --
  Additions to unearned subscription revenues                13,153   17,434
  Additions (reductions) to other deferred items              2,614   (7,800)
                                                            -------  -------
Net cash provided by operating activities                    22,302   38,589
                                                            -------  -------
Cash Flows from Investing Activities:
  Investment in cable partnership, less cash acquired            --  (32,740)
  Redemption of marketable securities                         8,758   26,858
  Proceeds from dispositions                                 33,000       --
  (Additions) to property, plant, and equipment             (15,082) (10,929)
  (Additions) to other assets                                (7,568)  (3,600)
                                                            -------  -------
Net cash provided (used) by investing activities             19,108  (20,411)
                                                            -------  -------
Cash Flows from Financing Activities:
  Long-term indebtedness retired                               (117)    (690)
  Payments for film rental contracts                        (11,191) (12,349)
  Proceeds from common stock issued                           2,208    2,611
  Purchase of company shares                                (38,165) (19,284)
  Dividends paid                                             (7,197)  (7,399)
                                                            -------  -------
Net cash (used) by financing activities                     (54,462) (37,111)
                                                            -------  -------

Net (decrease) in cash and cash equivalents                 (13,052) (18,933)
Cash and cash equivalents at beginning of year               18,569   42,333
                                                            -------  -------
Cash and Cash Equivalents at End of Period                  $ 5,517  $23,400
                                                            =======  =======

Supplemental Schedule of Noncash Investing and Financing Activities:
  The Company received $2 million of preferred stock in Granite Broadcasting Corporation ("Granite") in conjunction with the sale of two of its broadcast television stations to Granite in December 1993.

  Approximately $139 million in long-term debt was incurred by Meredith/New Heritage Strategic Partners, L.P. to purchase North Central Cable Communications Corporation on September 1, 1992.

  The Bismarck/Mandan, North Dakota, cable television system, which was acquired by Meredith/New Heritage Partnership in January 1992, was contributed to Meredith/New Heritage Strategic Partners, L.P. prior to September 1, 1992. This transfer reduced the Company's indirect ownership interest in the system by $12 million, or 27 percent.


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

The effect of the adoption of SFAS No. 109 is not material to the financial statements. Therefore the prior period's financial statements have not been restated to apply the provisions of SFAS No. 109. The Omnibus Budget Reconciliation Act of 1993, enacted in the first quarter of fiscal 1994, raised the basic corporate federal income tax rate from 34 percent to 35 percent. The effect on the Company's financial statements of that increase for the first nine months was $1,803,000 ($1,238,000 expense for the increase in net deferred tax liabilities, $118,000 expense due to an additional provision required for six months of fiscal 1993 and $447,000 expense for the first nine months of fiscal 1994).
                                                       For the nine months
                                                         ended March 31
      Components of income tax expense:                -------------------
      ($ in thousands)                                   1994      1993
      -------------------------------------------------------------------

      Currently payable:
        Federal                                        $12,731   $ 9,695
        State                                            3,045     2,424
                                                       -------   -------
                                                        15,776    12,119
                                                       -------   -------
      Deferred:
        Federal                                          5,155         -
        State                                            1,233         -
                                                       -------   -------
                                                         6,388         -
                                                       -------   -------

          Total                                        $22,164   $12,119
                                                       =======   =======

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)





The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities at March 31, 1994 and June 30, 1993 are as follows:

                                                     ($ in thousands)
                                                   March 31      June 30
                                                     1994         1993*
- ------------------------------------------------------------------------------

Deferred tax assets:
  Accumulated bad debt reserve                     $ 3,535       $ 3,495
  Magazine and book return reserves                  4,879         3,940
  Reserve for postretirement benefits, other
    than pensions                                    5,682         5,257
  All other assets                                  12,937        12,267
                                                   -------       -------

    Total deferred tax assets                       27,033        24,959
                                                   -------       -------

Deferred tax liabilities:
  Deferred subscription acquisition costs           64,026        60,037
  Accumulated depreciation and amortization          8,074         8,327
  Accumulated trademark amortization                 5,667         5,667
  All other liabilities                              7,508         3,219
                                                   -------       -------

    Total deferred tax liabilities                  85,275        77,250
                                                   -------       -------


Net deferred tax liability                         $58,242       $52,291
                                                   =======       =======






*Reclassified to conform with current year presentation.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



The effective tax rates for the nine months ended March 31, 1994 and 1993 were
50.0 percent and 47.3 percent, respectively. The differences between these effective tax rates and the basic U. S. federal income tax rate for the following periods are as follows:


      Nine Months Ended March 31                             1994   1993
      -------------------------------------------------------------------

      Expected income tax (basic rate)                       35.0%  34.0%
      Impact of basic rate increase                           3.1      -
      State income taxes, less federal
        income tax benefits                                   6.1    6.3
      Goodwill amortization                                   3.5    5.3
      Non-deductible equity loss -
        cable group                                           3.6    2.9
      Sale of television properties                          (1.6)     -
      Other                                                    .3   (1.2)
                                                             -----  -----

        Effective income tax rate                            50.0%  47.3%
                                                             =====  =====


3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 42 percent are under the LIFO method at both March 31, 1994 and June 30, 1993.

                                            March 31     June 30
                                              1994         1993
                                            --------     --------
                                               ($ in thousands)

          Raw materials                     $12,840      $17,894
          Work in process                    16,084       11,793
          Finished goods                     14,381       11,978
                                            --------     --------
                                             43,305       41,665

          Reserve for LIFO cost valuation   (10,532)      (9,282)
                                            --------     --------

             Total                          $32,773      $32,383
                                            ========     ========

4. Unusual Item

The Company received tax assessments in the second quarter of the current fiscal year related to discontinued operations sold in prior years. An unusual item of $4.8 million was recognized during the second quarter to establish a reserve for possible liabilities related to these assessments.



5. Sale of Properties

On December 23, 1993, the Company announced the sale of two broadcast television properties to Granite Broadcasting Corporation ("Granite") for $33 million, $2 million in preferred stock in Granite and a tax certificate. The two properties sold were WTVH, a CBS affiliate licensed to serve Syracuse, New York, and KSEE, an NBC affiliate licensed to serve Fresno, California. The Company received a tax certificate due to Granite being minority-owned. This certificate can be used, to the Company's benefit, if another broadcast property is purchased within two years of this sale. Had this sale occurred on July 1, 1993, the Company's advertising revenues would have decreased by approximately four percent for the nine months ended March 31, 1994. The effect on consolidated net earnings and net earnings per share would not have been significant.



6. Contingencies

Reference is made to Part II - OTHER INFORMATION, Item 1, Legal Proceedings of this Form 10-Q for the quarterly period ended March 31, 1994.

                                    Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



            Third Quarter Fiscal 1994 Vs. Third Quarter Fiscal 1993


Meredith Corporation net earnings for the quarter ended March 31, 1994 were $7,216,000, or 51 cents per share, a 46 percent per share increase from prior year third quarter earnings of $5,352,000, or 35 cents per share. Improved results in the Broadcast and Magazine Groups combined with lower corporate non-operating expenses to result in the increase in earnings. Three cents of the increase in earnings per share was due to shares repurchased by the Company.

Revenues for the three months ended March 31, 1994 were $205,763,000, a four percent increase from prior year third quarter revenues of $198,718,000. The revenue growth was primarily due to increased magazine advertising and circulation revenues.

Income from operations was $16,758,000 in the third quarter compared to $12,331,000 in the prior year period. The operating margin advanced from 6.2 percent of net revenues in the fiscal 1993 third quarter to 8.2 percent in the current quarter, an increase of 32 percent. The following table shows the percentage of revenues each major expense classification represented in the current and prior year quarters:


Expense as Percentage of Revenues

Three Months Ended March 31                              1994         1993
- ----------------------------------------------------------------------------
Production, distribution and editorial (PD&E)            40.8%        40.8%
Selling, general and administrative (SG&A)               46.6%        48.6%
Depreciation and amortization                             4.4%         4.4%


The improvement in operating margin was the result of all segments reporting lower SG&A expenses in relation to revenues. The most significant decline occurred in the Publishing segment due to lower book promotion expenses and prior year costs associated with relocating a magazine operation from California to Des Moines.



A discussion of results by segment follows:

Publishing: Revenues in the Magazine Group increased six percent from the prior year third quarter. Total advertising revenues increased six percent, with many titles posting double-digit percentage increases from the prior-year quarter. Increased net revenue per advertising page led to revenue increases for Traditional Home, Midwest Living and Country Home. Successful Farming, the

Better Homes and Gardens Special Interest Publications and Golf For Women reported higher advertising revenues primarily due to increased ad pages. Increased newsstand sales of Better Homes and Gardens Special Interest Publications and higher subscription revenues from newer titles led to a six percent increase in Magazine Group circulation revenues compared to the prior-year quarter.

Magazine Group operating profits increased seven percent from the prior-year quarter resulting in record third-quarter profits. The improvement was the result of increased profits for most titles and relocation costs of a magazine operation in the prior year quarter. (Cross Stitch & Country Crafts magazine was moved from California to Des Moines in March 1993.) Increased ad revenues were the primary factor in the profit improvements reported by Successful Farming, Traditional Home, Country Home and Better Homes and Gardens. In addition, profits increased due to the performance of three of the Company's newer titles, Country Home Country Gardens, American Patchwork & Quilting and Better Homes and Gardens Craft & Wear magazines. These increases in profits were partially offset by reduced profit margins on certain premium sales, start-up costs for a new title, Crayola Kids, and increased spending on a Group marketing campaign.

Book Group revenues increased slightly from the prior year third quarter. Increased sales volume in the retail and direct response operations was mostly offset by reduced revenues in the Craftways operations, due to planned downsizing.

Book Group operating results matched the prior year's third quarter performance. Lower promotion and overhead costs led to improved results in Craftways. Syndication results were favorable due to improved performance of appointment book programs. Book club results improved due to lower promotion expenses. However, when compared with the prior year quarter, these improvements were offset by lower results in the retail and direct response operations. Retail marketing profits declined due to a higher book manufacturing cost ratio that resulted primarily from the mix of products sold. An increase in low profit-margin continuity starters led to the decline in direct response results.

Paper is an essential raw material to the Publishing segment and represents a significant expense. Paper prices have been fairly stable over the past year due to soft market conditions and increased international competition. The Company does not expect to experience a shortage of paper in the foreseeable future. However, continued growth of the economy could lead to a tightening of paper supplies and price increases. A similar price increase to that of the first quarter of fiscal 1994 is expected early in fiscal 1995.

In the third quarter, the Company realized its first revenues and profits from its licensing agreement with Wal-Mart. In January 1994, Wal-Mart introduced Better Homes and Gardens garden centers in more than 2,000 stores nationwide. Royalties are paid to the Company upon the sale of licensed products in the Wal-Mart/Better Homes and Gardens garden centers.

Broadcast: Third-quarter revenues declined nine percent in the Broadcast Group due to the sale of the Company's television stations in Syracuse, New York and Fresno, California in December 1993. Excluding the prior year revenues of those stations, revenues increased eleven percent from the prior year third quarter as all five remaining stations posted increases in both local and national advertising revenues.

KPHO, the Company's independent station in Phoenix, led the Group in profit improvement, although the other four stations also posted improved results. In addition to the increase in advertising revenues, KPHO also benefited from lower programming expense that resulted from several cost-reducing strategies. Comparative Group results were also boosted by a prior year third-quarter loss at one of the stations sold in December.

Real Estate: Revenues increased four percent in the Real Estate Group in the fiscal third quarter due to higher transaction fees for member firms' home sales and increased sales of ancillary products and services. Operating results for the Group improved substantially due to these revenue increases and lower administrative expenses.

Cable Television: Third quarter revenues declined slightly in the cable operations due to a lower average revenue per subscriber. This was a result of the re-regulation of cable pricing which took effect in September 1993. The decline in revenue per subscriber combined with increased depreciation expense to result in lower operating profits, before interest expense, at the Minnesota system. In addition, interest expense increased due to bank fees paid to buy-out interest rate contracts. The result was a increased loss on cable operations in the current quarter.

Other: Interest income increased in the current quarter due to interest earned on notes receivable from the sales of businesses. Corporate nonoperating expenses declined from the prior-year quarter due to lower pension and legal expenses.

An increase in the federal corporate income tax rate combined with a larger non-deductible loss on cable operations to result in a higher effective tax rate for the third quarter.



       First Nine Months Fiscal 1994 Vs. First Nine Months Fiscal 1993

Meredith Corporation net earnings for the nine months ended March 31, 1994 were $22,164,000, or $1.55 per share. Net earnings included a gain of $11,997,000 ($8,197,000 after tax or 57 cents per share) on the dispositions of the Syracuse and Fresno television properties and a charge of $4,800,000 ($2,592,000 after tax or a negative 18 cents per share) for an unusual item, both in the second quarter. Excluding the post-tax impacts of the gain on dispositions and the unusual item, comparable earnings for the nine-month period were $16,559,000, or $1.16 per share, a 32 percent per share increase from prior year-to-date earnings of $13,502,000, or 88 cents per share. All of the operating groups, except cable, contributed to the increase in comparable earnings. Eight cents of the increase in comparable earnings per share was due to shares repurchased by the Company.

The net assets of WTVH, a CBS affiliate licensed to serve Syracuse, New York, and the common stock of a Company subsidiary that owned KSEE, an NBC affiliate licensed to serve Fresno, California, were sold to Granite Broadcasting Corporation effective December 26, 1993. The effect on fiscal 1994 consolidated advertising revenues and profits are expected to be immaterial when compared to the prior year.

The Company received tax assessments in the second quarter of fiscal 1994 related to discontinued operations sold in prior years. An unusual item was recognized to establish a reserve for these possible tax liabilities. At this time, the Company intends to protest these assessments but has established a reserve which it believes will be sufficient to cover any potential liabilities.

Revenues for the nine months ended March 31, 1994 were $592,684,000, a five percent increase from prior year revenues of $566,287,000. Factors contributing to the increase included an additional two months of revenue from the Minnesota cable television system (purchased in September 1992), increased magazine circulation revenues and increased retail and direct response book sales.

Income from operations was $38,118,000 for the nine month period compared to $29,832,000 in the prior year period. The operating margin rose from 5.3 percent of net revenues last year to 6.4 percent in the current nine months, despite the negative effect of the unusual item. Excluding the effect of the unusual item, the operating margin was 7.2 percent, an increase of 36 percent from the comparable prior-year period. The following table shows the percentage of revenues each major expense classification represented in the current and prior year periods:


Expense as Percentage of Revenues

Nine Months Ended March 31                          1994          1993
- ---------------------------------------------------------------------------
Production, distribution and editorial (PD&E)       41.4%         42.3%
Selling, general and administrative (SG&A)          46.8%         48.2%
Depreciation and amortization                        4.6%          4.2%
Unusual item                                          .8%           --

PD&E expenses declined as a percentage of revenues primarily due to lower programming expense at the broadcast television stations.

SG&A expenses also declined as a percentage of revenues compared to the prior year period. A favorable adjustment to accrued music license fees in the Broadcast Group, based on an industry settlement with ASCAP (American Society of Composers, Authors & Publishers) was the biggest single factor. Other contributing factors included lower promotion expenses in the Book Group and lower administrative expenses due to the relocation of a magazine operation from California to Des Moines in fiscal 1993.

Depreciation and amortization expenses rose as a percentage of net revenues due to the effect of the timing of the Minnesota cable television system acquisition on September 1, 1992.

A discussion of results by segment follows:

Publishing: Revenues in the Magazine Group increased four percent from the revenues recorded in the nine months ended March 31, 1993. Total advertising revenue declined one percent, primarily due to the sale of Metropolitan Home magazine in November 1992. Excluding Metropolitan Home, magazine advertising revenues increased three percent from the prior year period. A decline in Better Homes and Gardens advertising revenues (primarily in the first quarter) was offset by increased ad revenues in almost all of the Company's other titles. Increases in excess of 25% were reported by Traditional Home, Country America and Golf For Women, primarily due to additional ad pages. Each of these titles also reported higher net revenue per page, in part due to increased rate bases for each of the titles. Circulation revenues in the Magazine Group increased seven percent compared to the prior-year nine month period. An increase in newsstand sales of the Better Homes and Gardens Special Interest Publications was the biggest factor in this increase, followed by higher subscription revenues from newer titles, including American Patchwork & Quilting and Better Homes and Gardens Craft & Wear.

Magazine Group operating profits for the first nine months of fiscal 1994 increased 10 percent over the prior year period. Stronger newsstand sales and profits were reported by Better Homes and Gardens Special Interest Publications, Ladies' Home Journal (including special issues), Country Home Country Gardens and Traditional Home. These titles also benefited from increased advertising revenues, as did Country America and Successful Farming. Group profits in the first nine months of the prior year were held down by a loss on Metropolitan Home magazine (sold in November 1992) and by moving costs associated with relocating Cross Stitch & Country Crafts magazine operations to Des Moines. These improvements were partially offset by a decline in Better Homes and Gardens profits due primarily to lower advertising revenues.

Book Group revenues increased two percent from the prior year period due to increased sales volume in the retail marketing and direct response operations. Lower volumes in Craftways, syndication programs and most of the book clubs, primarily due to planned downsizing, partially offset the increases. Book Group operating results improved significantly from the first nine months of the prior year, primarily due to increased profits from the Group's retail marketing operations. Stronger sales of both new and backlist titles combined with lower reserves for book returns to result in the profit increase. The book clubs also reported improved results for the period due to lower product return rates and lower promotion expenses. Partially offsetting these improvements from prior-year results was a decline in direct response operating results due to increased product development and premium costs and lower response rates on annual starter promotions.

Broadcast: Revenues for the first nine months of fiscal 1994 increased slightly in the Broadcast Group, despite the sale of two of the Company's seven television stations in December 1993. Revenues at the five remaining television stations are seven percent above the prior-year period due to overall increases in local and national advertising revenues. The revenue increase combined with lower programming expenses and a favorable adjustment to accrued music license fees to result in a profit increase of more than 70% for the Broadcast Group. Programming costs have been held down by a combination of cost saving measures including the purchase of more first-run programming. KPHO, the Company's independent station in Phoenix, reported the most substantial improvement in operating results primarily from a 15 percent increase in advertising revenues. This increase is due to a stronger sales force and an improving economy in the Phoenix market.

Real Estate: Revenues increased slightly in the Real Estate Group, while profits showed significant improvement from the first nine months of fiscal 1993. Transaction fees, the revenues generated by member firms' home sales activity, increased nine percent due to continued strength in the residential housing market. Revenues from the sale of ancillary products and services also increased. A decline in the average revenue per firm from new members joining the Better Homes and Gardens Real Estate network partially offset the other revenue increases. Profits for the Group increased due to the revenue increases and lower administrative expenses.

Cable Television: An increase in revenues and a portion of the decline in operating results for the cable television operations reflect the acquisition of the Minnesota system on September 1, 1992. This system is the larger of two cable television systems, both of which the Company indirectly owns approximately 70 percent. Nine months' ownership in the current period, versus seven months in the prior year period, was the primary reason for the revenue growth of approximately 24 percent. Operating profit, before interest expense, decreased primarily due to the effect of re-regulation of cable pricing in September 1993. Increased amortization of acquisition expenses (associated with the Minnesota system purchase) and increased depreciation expense also contributed to the decline. Interest expense increased due to two additional months of debt financing related to the Minnesota system acquisition and bank fees paid to buy-out interest rate contracts. The result was a larger net loss for the cable operations in the current period.

In February 1994 the Federal Communications Commission voted to require another reduction in cable television rates in addition to the reduction which took effect in September 1993. This latest reduction is intended to cut rates another seven percent and will become effective between May 15 and July 15, 1994. Due to the complexity of the ruling, the impact on the Company's cable television operations has not been quantified. However, operating cash flows for the cable operations are expected to be lower in the next fiscal year due to this ruling.

The cable industry outlook has changed considerably since the Company decided to invest in the cable partnership in the fall of 1991. Re-regulation of cable pricing, changes in cable technology and competitive developments are the primary factors affecting the industry. In light of these changes, the Company is evaluating its options in relation to its continued investment in cable television, including the possible sale of the systems.

Other: The increase in interest expense in the current period reflects two additional months of debt financing related to the acquisition of the Minnesota cable television system. Interest income declined in the current period due to lower interest-earning cash balances that resulted from Company stock repurchases, timing of payments to the Company's pension plan and the September 1992 investment in the cable television partnership. Corporate nonoperating expenses decreased compared to the prior year period because of lower legal expenses. Legal expenses were high in the prior year due to the Ladies' Home Journal tax case. A ruling favorable to the Company regarding this case was received in the third quarter. If the Internal Revenue Service does not appeal the decision, the Company expects this ruling to have a material and favorable effect on earnings in the first quarter of fiscal 1995 when the appeal period expires.

The effective tax rate for the nine months ended March 31, 1994 exceeds the rate in the prior year period primarily due to the increase in the federal corporate tax rate, that was enacted in August 1993. Accounting rules require that the effect of a tax rate change on deferred items be reflected in earnings in the period the change is enacted. To date that increase in the corporate tax rate has reduced earnings per share by 13 cents. The Company's effective tax rate also increased versus the prior year due to its share of the increased loss on the cable operations, most of which is non-deductible to Meredith Corporation. These increases were partially offset by the favorable effect from the disposition of the broadcast television stations.



                      Liquidity and Capital Resources

Net cash provided by operating activities totaled $22,302,000 for the nine months ended March 31, 1994. This was a decrease of $16,287,000 from the comparable prior year period. The decrease in cash provided was mostly due to larger increases in receivables and subscription acquisition costs. Revenue increases in the Magazine and Book Groups led to increased receivables. The larger increase in subscription acquisition costs was primarily due to the prior period's increase being partially offset by the sale of Metropolitan Home magazine. The larger decrease in accounts payable and accruals was primarily a result of reclassifications affecting deferred income taxes and other deferred items.

Investing activities provided cash of $19,108,000 in the nine months ended March 31, 1994. In the comparable prior year period, investing activities used $20,411,000. The difference resulted primarily from the proceeds received from the disposition of the two broadcast television stations in the current period. Also contributing was a prior year investment in the cable partnership to purchase the Minnesota cable television system. These items were partially offset by cash provided by a larger redemption of marketable securities in the prior year.

Net cash used by financing activities grew from $37,111,000 in the nine months ended March 31, 1993 to $54,462,000 in the current period due to the increased use of funds to purchase Company common stock. The number of shares purchased in the current period was 50 percent higher than in the prior-year period. The average cost per share was also 32 percent higher in the current period due to increased market prices. The Company currently has a Board of Directors' authorization to repurchase up to one million shares of Company stock.
Slightly more than half of those shares have been repurchased as of this date.

The Board of Directors increased the quarterly dividend by 12 percent, or two cents per share, to 18 cents per share with the dividends payable on March 15, 1994. On an annual basis, a quarterly dividend of 18 cents per share would increase dividends paid by approximately one million dollars at the current number of shares outstanding.

Capital expenditures in fiscal 1994 are expected to increase by approximately 30% over fiscal 1993 levels. This increase is primarily due to the timing of the Minnesota cable television system acquisition. All planned expenditures in the cable television systems occur in the ordinary course of business. No material commitments for expenditures to upgrade the cable distribution systems have been made. The Company also expects to increase capital spending for new and upgraded computer networks for the purpose of reducing long-term processing costs. However, at this time, the Company has made no material commitments for capital expenditures.

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



                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

The Company has received federal income tax deficiency notices relative to its 1986, 1987, 1988, 1989 and 1990 tax years. Generally, the claimed deficiencies related to the amortization of intangibles and other matters connected with the acquisition of Ladies' Home Journal magazine. On March 14, 1994, Meredith Corporation received a favorable decision from the United States Tax Court relating to the federal income tax deficiency notices received.

The dominant issue, determined in favor of the Company, involved the tax basis and ability to amortize the Ladies' Home Journal subscriber relationships. Because the Tax Court applied the 1993 decision of the United States Supreme Court in Newark Morning Ledger Co. v. United States to the facts of the Company's case, the Company believes an appeal by the Internal Revenue Service of the Tax Court's opinion is unlikely.

If the Internal Revenue Service does not appeal the Tax Court's decision, the Company has no remaining exposure to the $12 million potential tax cost that was previously reported. In addition, the Company believes this decision may have a material and favorable impact on its net earnings.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit

    1) Statement re computation of per share earnings:  Exhibit 11


(b) Reports on Form 8-K

    A Form 8-K dated March 14, 1994 was filed during the quarter ended
    March 31, 1994 reporting under Item 5. Other Events., the U. S. Tax Court's decision regarding the Ladies' Home Journal tax court case.

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








Date:  May 12, 1994