Form 10-K
period 1994-06-30
MEREDITH CORP
filed 1994-09-26
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   Form 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1994
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

Registrant's telephone number, including area code: 515 - 284-3000

Securities registered pursuant to Section 12 (b) of the Act:
        Title of each class       Name of each exchange on which registered
     Common Stock, par value $1             New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
               Title of class - Class B Stock, par value $1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                           [X]

The registrant estimates the aggregate market value of voting stock held by non-affiliates of the registrant at September 15, 1994, was $423,350,000 based upon the closing price on the New York Stock Exchange at that date.

Number of common shares outstanding at September 15, 1994:    10,074,667
Number of class B shares outstanding at September 15, 1994:    3,584,210
                                                              ----------
  Total common and class B shares outstanding                 13,658,877
                                                              ==========
                                 - 1 -

                        DOCUMENTS INCORPORATED BY REFERENCE











          Description of document              Part of the Form 10-K
   ------------------------------------   --------------------------------

   Certain portions of the Registrant's
     Proxy Statement for the Annual       Part III to the extent described
     Meeting of Stockholders to be        therein.
     held on November 14, 1994

                                    PART I


Item 1.  Business


1 (a).  General Development of Business

Meredith Corporation (the Company) was founded in Des Moines, Iowa, in 1902 as an Iowa corporation by Edwin Thomas Meredith, as the publisher of Successful Farming magazine. Since 1922--when Meredith introduced its second publication, the predecessor of Better Homes and Gardens magazine--the Company has continued to expand its operations in media and related products and services through internal growth and acquisitions.

Today, Meredith Corporation publishes magazines and books, owns and operates broadcast television stations and operates a residential real estate marketing and franchising service. The Company is also engaged in direct sales of selected consumer products and services, and is involved in publishing, broad-cast and cable television activities through subsidiaries and joint ventures.

In December 1993, the Company sold two of its broadcast television properties to Granite Broadcasting Corporation. The Company sold the assets of WTVH, a CBS affiliate licensed to serve Syracuse, New York, and the stock of a Company subsidiary that owned KSEE, an NBC affiliate licensed to serve Fresno, California.

In January 1994, Wal-Mart Stores, Inc., introduced Better Homes and Gardens Garden Centers in more than 2,000 stores nationwide. Royalties are paid to the Company upon the sale of licensed products in the Wal-Mart/Better Homes and Gardens Garden Centers.

In June 1994, the Company acquired a minority share in a multimedia publisher, Multicom Publishing, Inc. Multicom is a leading developer and publisher of home/family/lifestyle CD-ROM titles, including several based on the Company's home and family editorial products.

In June 1994, the Company announced that KPHO, previously an independent station in Phoenix, will become affiliated with CBS in the fall of 1994 and WNEM, an NBC affiliate serving the Flint/Saginaw/Bay City, Michigan market, will affiliate with CBS in fiscal 1995. The Company's other television stations are KCTV, a CBS affiliate in Kansas City, and two Fox affiliates:
KVVU in Las Vegas and WOFL in Orlando.

In August 1994, Meredith Corporation reached an agreement to acquire the assets of WSMV-TV, an NBC network affiliate in Nashville, Tennessee. This transaction is expected to close in January 1995, subject to regulatory approvals.

1 (b).  Financial Information About Industry Segments

Years Ended June 30                    1994          1993          1992
- - -----------------------------------------------------------------------------
                                                               (in thousands)
Revenues(a)
  Publishing                         $622,953      $599,084      $576,419
  Broadcast                           103,150       105,167       105,961
  Real Estate                          21,813        21,034        20,872
  Cable                                51,653        43,614         3,458
  Less:  Inter-segment Revenue            (43)          (51)          (48)
                                     --------      --------      --------
    Total Revenues                   $799,526      $768,848      $706,662
                                     ========      ========      ========

Operating Profit(b)
  Publishing                         $ 45,678      $ 35,802      $ 11,514(c)
  Broadcast                            19,189(d)     16,541        17,254
  Real Estate                           1,914         1,220           977
  Cable                                 3,761         5,044            45
  Unallocated corporate expense       (20,905)(d)   (17,698)      (33,562)(c)
                                     --------      --------      --------
    Total                              49,637        40,909        (3,772)
  Gain on sale of broadcast stations   11,997             -             -
  Interest income                       1,991         2,141         6,339
  Interest expense                    (11,624)       (9,925)         (727)
  Minority interests                    2,232         1,219           (11)
                                     --------      --------      --------
  Earnings before Income Taxes       $ 54,233      $ 34,344      $  1,829
                                     ========      ========      ========

Earnings (Loss) before Income Taxes(e)
  Publishing                         $ 45,678      $ 35,802      $ 11,514(c)
  Broadcast                            19,189(d)     16,541        17,254
  Real Estate                           2,016         1,303         1,269
  Cable                                (5,169)       (2,726)          286
  Unallocated corporate expense       (20,905)(d)   (17,698)      (33,562)(c)
                                     --------      --------      --------
    Total                              40,809        33,222        (3,239)
  Gain on sale of broadcast stations   11,997             -             -
  Interest income                       1,733         1,789         5,795
  Interest expense                       (306)         (667)         (727)
  Minority interests                        -             -             -
                                     --------      --------      --------
  Earnings before Income Taxes       $ 54,233      $ 34,344      $  1,829
                                     ========      ========      ========

Years Ended June 30                    1994          1993          1992
- - -----------------------------------------------------------------------------
                                                               (in thousands)

Identifiable Assets(f)
  Publishing                         $413,605      $414,089      $420,823
  Broadcast                            94,010       131,311       145,697
  Real Estate                          10,057         9,050         7,859
  Cable                               275,249       279,724        97,699
  Unallocated Corporate                71,546        66,594       108,049
                                     --------      --------      --------
  Total Assets                       $864,467      $900,768      $780,127
                                     ========      ========      ========

Depreciation/Amortization
  Publishing                         $ 10,418      $  9,477      $  8,474
  Broadcast                             4,551         5,593         6,044
  Real Estate                             520           499           528
  Cable                                17,314        15,521         1,106
  Unallocated Corporate                 1,453         1,303         1,393
                                     --------      --------      --------
  Total Depreciation/Amortization    $ 34,256      $ 32,393      $ 17,545
                                     ========      ========      ========

Capital Expenditures
  Publishing                         $  4,329      $  2,758      $  2,979
  Broadcast                             2,808         1,856         1,493
  Real Estate                             552           171           185
  Cable                                11,530         8,001           333
  Unallocated Corporate                 1,554         3,297         1,709
                                     --------      --------      --------
  Total Capital Expenditures         $ 20,773      $ 16,083      $  6,699
                                     ========      ========      ========

(a) See Item 1(c) Narrative Description of Business for description of revenue sources.
(b) Operating profit for industry segment reporting is net revenues less operating costs and does not include gain on sale of broadcast stations, interest income and expense or unallocated corporate expense, which is primarily corporate staff and miscellaneous expenses.
(c) Fiscal 1992 segment data includes non-recurring items of $10,000,000 in the Publishing segment for book inventory and promotion write-downs; and $12,983,000 for restructuring costs and $3,400,000 for the write-off of other corporate assets in unallocated corporate expense.

(d) Fiscal 1994 segment data includes non-recurring items of $5,584,000 in the Broadcast segment for film write-downs related to KPHO affiliating with the CBS network; and $1,800,000 for taxes on previously disposed properties in unallocated corporate expense.
(e) Earnings (loss) before income taxes for industry segment reporting is segment operating profit adjusted for interest income, interest expense and minority interests applicable to the segment. Adjustments to the Cable segment include all minority interests in each fiscal year and $11,318,000 of interest expense in fiscal 1994 ($9,258,000 in fiscal 1993, none in fiscal 1992). The Real Estate and Cable segments also include adjustments for minor amounts of interest income.
(f) Identifiable assets include all fixed assets, receivables, inventories and other assets identified with each segment. Unallocated corporate assets consist primarily of cash and cash items and miscellaneous assets not properly assignable to one of the segments.


1 (c).  Narrative Description of Business

Publishing

Meredith Corporation publishes a variety of magazines, including Better Homes and Gardens and Ladies' Home Journal, that appeal primarily to consumers in the home and family market. It also publishes a group of 36 Better Homes and Gardens Special Interest Publications. In addition, Meredith Publishing Services provides custom publishing services to external clients on both one-time and periodic bases. American Park Network, a wholly owned subsidiary, is the publisher of the country's largest collection of visitor guide magazines for national, state and wildlife parks. The Company also has a 50 percent interest in a monthly Australian edition of Better Homes and Gardens magazine and has licensed the publishing of Better Homes and Gardens magazine in Korea.

Better Homes and Gardens and Ladies' Home Journal are monthly publications sold by subscriptions and single copies. They are the Company's two largest circulation magazines, with advertising rate bases of 7.6 million and 5.0 million, respectively. Better Homes and Gardens is a home service magazine that intends to help its readers enjoy their homes and enrich their families' lives. Ladies' Home Journal features news-based reporting focusing on delivering current information to women. Successful Farming, published 12 times in fiscal 1994, is available only by subscription to qualified farm families. Country Home, Midwest Living, Traditional Home, Golf for Women, Cross Stitch & Country Crafts, Weekend Woodworking Projects, Decorative Woodcrafts, Better Homes and Gardens Floral & Nature Crafts, Better Homes and Gardens American Patchwork & Quilting, Better Homes and Gardens Craft & Wear, Country Home Folk Crafts and Crayola Kids are bimonthly periodicals sold by subscriptions and single copies. Crayola Kids is published by Meredith Publishing Services under a license from Binney & Smith Properties, Inc., makers of Crayola crayons. Super Scrollsaw Patterns is a bimonthly publication sold only by subscription. WOOD magazine, published nine times yearly, and Country America magazine, published 10 times annually, are sold by subscription and single copy. Country America is jointly owned by Meredith Video Publishing (a wholly owned subsidiary which owns 80 percent), TNN:The Nashville Network and Group W Satellite Communications.

Special Interest Publications are issued from one to four times annually and are available only at newsstands. Ladies' Home Journal published two editions of Parent's Digest and several one-time specialty issues in fiscal 1994, each sold primarily on newsstands. Country Home Country Gardens, published four times in fiscal 1994, is also sold primarily on newsstands. Midwest Living magazine co-published a single-state special issue in fiscal 1994 which was distributed free to selected subscribers and others. American Park Network published 18 editions of visitor guide magazines in fiscal 1994. These guides are distributed each spring and are primarily furnished free to park visitors.

Advertising revenues are generated primarily from consumer advertising. Subscription revenues are the largest source of circulation revenues and are generated through direct-mail solicitation, agencies, insert cards and other means. Single copy sales (magazines sold on the newsstand) are also important circulation revenue sources for most magazines. In addition, revenues from ancillary products are realized by the Magazine Group.

Metropolitan Home, a monthly subscription magazine, was sold in November 1992.

Magazine wholesalers have the right to receive credit for magazines returned to them by retailers from newsstands.

The Company publishes and markets a line of approximately 175 consumer home and family service books. These books are published under several imprints, including the Better Homes and Gardens trademark and Meredith Press. The books are sold through retail outlets, direct mail, book clubs and other means. Each year, new titles or revised editions are published, and some titles are discontinued. Approximately 70 new or revised titles were published during fiscal 1994. The Company also markets other publishers' books and related non-book products through its book club operations, including Better Homes and Gardens Crafts Club, Better Homes and Gardens Cook Book Club, Country Homes and Gardens Book Club, Home Craftsman Book Club and Outdoor Life Book Club.

Books offered through retail outlets, direct mail and book clubs are primarily sold on a fully returnable basis.

The Company has licensed Multicom Publishing, Inc., in which it has a minority interest, to develop and publish several CD-ROM titles based on Meredith's home and family editorial products. The Company earns royalties on the sales of these titles.

The Company has licensed Wal-Mart Stores, Inc., to operate Better Homes and Gardens Garden Centers in more than 2,000 stores nationwide. Royalties are paid to the Company for licensed products sold exclusively in the Wal-Mart/ Better Homes and Gardens Garden Centers.

Trademarks (for example, Better Homes and Gardens and Ladies' Home Journal), licenses and franchises are highly important to this segment and are often utilized in introducing new products.

Publishing revenues are subject to some seasonal fluctuations with spring and fall generally being higher volume periods than summer and winter.

The major raw materials essential to this segment are coated and uncoated publication paper and book-grade papers. In recent years the paper market has been soft, with sufficient supplies available and prices stable or falling. Late in fiscal 1994, the paper market began to tighten due to increasing demand resulting from a stronger economy. While the Company expects to be able to obtain sufficient supplies of paper to meet its publishing requirements through its current paper contracts, price increases are expected in fiscal 1995. If coated paper should become in short supply, the Company expects to use more uncoated paper or purchase available coated paper in foreign markets. Postage is also a significant expense to this segment due to promotion, magazine subscription and book mailings. A postal increase has been proposed by the Postal Service in 1995.

The Company has printing contracts for all its magazine titles. Its two largest titles, Better Homes and Gardens and Ladies' Home Journal, are printed under contracts with R. R. Donnelley & Sons Company. All of the Company's published books are manufactured by outside printers with the Company usually supplying the paper. Book manufacturing contracts are generally on title by title bases.

Publishing is a highly competitive business. The Company's magazines, books, and related publishing products and services compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial quality and customer service.
Competition for advertising dollars in the Magazine Group is primarily based on advertising rates, reader response to advertisers' products and services and effectiveness of the sales teams. Better Homes and Gardens and Ladies' Home Journal compete for readers and advertising dollars primarily in the women's service magazine category. Both are members of a group known as the "Seven Sisters," which also includes Family Circle, Good Housekeeping, McCall's, Redbook and Woman's Day magazines published by other companies.


Broadcast

The following table lists selected information regarding the Company's currently owned broadcast television stations:

  Station, Channel #,                  DMA
    Market, Network                  National   Expiration        # of
      Affiliation,       TV Homes     Market      Date of      TV Stations
     Frequency (1)      in DMA (2)   Rank (2)   FCC License   in Market (3)
  -------------------   ----------   --------   -----------   -------------

  KPHO-TV, Ch. 5        1,097,000       20      10- 1-1998        8 VHF
  Phoenix, AZ  VHF                                                4 UHF
  (CBS) (4)

  WOFL-TV, Ch. 35         967,000       23       2- 1-1997        3 VHF
  Orlando, FL                                                     7 UHF
  (FOX)  UHF

  KCTV, Ch. 5             768,000       31       2- 1-1998        3 VHF
  Kansas City, MO                                                 4 UHF
  (CBS)  VHF

  WNEM-TV, Ch. 5          448,000       60      10- 1-1997        2 VHF
  Flint/Saginaw/                                                  3 UHF
  Bay City, MI
  (NBC)  VHF  (4)

  KVVU-TV, Ch. 5          347,000       75      10- 1-1998        4 VHF
  Las Vegas, NV                                                   3 UHF
  (FOX)  VHF

  (1) VHF (very high frequency) stations transmit on channels 2 through 13; UHF (ultra high frequency) stations transmit on channels above 13. Technical factors and area topography determine the market served by a television station.

  (2) Designated Market Area ("DMA"), as defined by A. C. Nielsen Company ("Nielsen"), is an exclusive geographic area consisting of all counties in which local stations receive a preponderance of total viewing hours. DMA data is a significant factor in determining television advertising rates. The market rank is the Nielsen DMA rank based on estimated television households as reported in Investing in Television, 1994 Market Report dated May 1994 ("May 1994 Nielsen Report").

  (3) The number of television broadcast stations is from the May 1994 Nielsen Report. Public television stations are not included.

  (4) In June 1994, the Company announced that KPHO, it's independent tele-vision station in Phoenix and WNEM, it's NBC affiliate in Flint/Saginaw/ Bay City would join the CBS television network. In September 1994 KPHO became a CBS affiliate. WNEM will become a CBS affiliate during fiscal year 1995.

Two other television properties, KSEE (Fresno, California) and WTVH (Syracuse, New York), were sold in December 1993.

On August 19, 1994, the Company announced that it had reached an agreement to acquire the assets of WSMV-TV, an NBC affiliate in Nashville, Tennessee, the country's 33rd largest market. This acquisition is expected to close in January 1995, pending regulatory approval.

Advertising is the principal source of revenue for the Broadcast Group. The stations sell commercial time to both local and national advertisers. Rates for national and local spot advertising are influenced by the market size and demographics, demand for advertising time and the ability of the station to attract the audiences reflected in rating surveys. The rates for local and national advertising are determined by each station. Most national advertising is sold through a national advertising representative firm. Each station's own sales force sells its local advertising time. Revenues from the sale of broadcast commercial time fluctuate somewhat on a seasonal basis with spring and fall generally being the periods of highest volume.

Network affiliates receive programming and cash compensation from national networks. In exchange for the programming, affiliates give up most of the advertising time in these programs to the networks. Programming expense for the Company's Broadcast Group has declined in the past few years largely due to increased use of first-run programming. The CBS affiliation of KPHO in Phoenix (versus formerly being independent) will further reduce the need for purchased programming.

Television broadcasting operations are subject to regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended ("Communications Act"). Under the Communications Act, the FCC primarily assigns frequency bands; determines stations' frequencies, locations and power; regulates station licenses and equipment; and determines regulations and policies which affect the ownership, operation, and employment practices of broadcast stations. Television licenses are granted for maximum periods of five years and are renewable upon proper application for additional terms of up to five years. The Company is aware of no reason why its television station licenses would not be renewed. FCC rules are subject to change and the FCC may in the future adopt regulations that could affect operations and profitability of the Company's Broadcast Group. The Company cannot predict any change which could be adopted or determine, in advance, what impact any change could have on its television stations.

The television broadcast business is highly competitive. Meredith television stations compete for advertising dollars with other television stations, cable television and other mass media in their respective markets. The stations also compete with other stations in the market for desirable programming for off-network hours. Competitive position in each of the Company's broadcast markets is largely affected by viewer acceptance of its programming. (As all of the Company's television stations are now affiliated with national networks, acceptance and ratings of national programming has increased in importance.) However, local news and involvement in the local community continue to be important in determining the success of each television station.


Real Estate

The Better Homes and Gardens Real Estate Service is a national residential real estate marketing service which licenses selected real estate firms to exclusive territories. Members and affiliates (real estate companies affiliated with larger member firms) totaled 698 in the United States and 10 in Canada on June 30, 1994. The primary sources of income for the Real Estate Service are franchise fees (based on a percentage of each member's gross commission income on residential housing sales) and the sale of marketing programs and materials to member firms.

Until September 1991 the Real Estate Service also engaged in the relocation of corporate employees through Better Homes and Gardens Family Relocation Service. The Company sold the net assets of its relocation operation to PHH Homequity Corporation in September 1991.

The Better Homes and Gardens trademark and service mark are very important to the Company's real estate operation. Consumer real estate activity is usually highest during the spring and summer months. The real estate business is highly competitive and customer service remains vital to the success of this segment. The Real Estate Service competes for members with other national real estate franchise networks primarily on the bases of benefits provided to the member and fees for membership.

Cable

The Company has a 70 percent indirect ownership in Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners") through its wholly owned subsidiary, Meredith Cable, Inc. Strategic Partners owns and operates two cable television systems: a 23,000-subscriber system in Bismarck/Mandan, North Dakota; and a 110,000-subscriber system in the Minneapolis/St. Paul, Minnesota, area. The principal source of revenues for the cable operations is monthly fees charged to subscribers for basic, tier and pay cable services. Income is also received from advertising, pay-per-view and other subscriber services.

Nonexclusive franchises granted by local authorities are essential to the operation of this segment. Franchise fees (generally five percent of operating revenues) are paid to the local authorities. The franchise agreements typically specify the type of cable system that must be constructed and cover such matters as total channel capacity and access. Failure to comply with local requirements may entitle the local authority to terminate the franchise. Franchise agreements for Strategic Partners' systems extend from 1997 through 2013. Cable management believes that its operations are in compliance with the terms of the franchise agreements in each of the municipalities in which it offers cable television services.

Operations of cable television systems are also subject to federal regulation. The Cable Communications Policy Act of 1984 ("1984 Act") established certain uniform national regulatory guidelines and gave the federal government exclusive jurisdiction over cable television. The 1984 Act also established procedures and standards to protect a cable operator in the renewal of a cable franchise; limited the amount of franchise fees paid to local franchising authorities; granted authority to franchising authorities to establish requirements in new franchises for the designation and use of certain access channels; and codified certain of the FCC's current ownership regulations.

The Cable Television Consumer Protection and Competition Act of 1992 ("1992 Act") was enacted by Congress in October 1992. This Act amended the 1984 Act primarily to provide increased consumer protection and to promote increased competition in the cable television market. On April 1, 1993, the FCC adopted comprehensive new federal standards for local regulation of cable rates in accordance with the 1992 Act. Effective on September 1, 1993, the new rules were designed to ensure that rates charged by a cable operator not subject to effective competition were comparable to rates that would be charged if the cable operator was subject to effective competition. These rate regulations required cable systems operating above a benchmark average to reduce rates from their September 30, 1992 level by approximately ten percent. On May 15, 1994, additional rate regulations were enacted. Under these rules, regulated cable systems were required to reduce rates by an additional seven percent from their

September 1992 levels, but not below the applicable benchmark. These rate regulations have had a negative impact on the revenues and operating results of Strategic Partners' cable television systems.

The 1992 Act also required cable systems, effective June 1993, to carry the signals of local television stations, subject to limited exceptions. In addition, if a commercial television station does not assert a right to mandatory carriage on a cable system, the station's signal may not be carried by the cable system without express retransmission consent from the broadcaster.

Various challenges to certain provisions of the 1992 Act have been filed with various courts. Of primary interest to the Company are the challenges to the rate regulations. The Company cannot predict the outcome of these court cases nor what impact any ruling could have on the cable operations of Strategic Partners.

In addition to those noted, there are numerous other federal and local regulations which pertain to the ownership and operations of cable television systems.

The cable television systems compete with other media for viewers and advertising dollars in their respective markets on bases of price, programming quality and customer service. Changing technology may be expected to produce or encourage additional competing systems for the delivery of entertainment and information programming, including satellite dishes, direct broadcast satellites and wireless cable systems. There is also the potential for significant competition from telephone companies in all aspects of cable television services.

In light of the cable industry changes discussed above, the Company is considering its options in relation to its continued investment in cable television systems. Strategic Partners has listed its cable television systems for sale. While management of the Company believes this is the most likely outcome, other alternatives are also being considered.


General

The Company did not have any material expenses for research and development during any of the past three fiscal years.

There is no material effect on capital expenditures, earnings and the competitive position of the Company regarding compliance with federal, state and local provisions relating to the discharge of materials into the environment and to the protection of the environment.

As of June 30, 1994, the Company employed 2,194 persons (including 299 in cable operations).




Significant Revenue Categories



  Years Ended June 30                     1994         1993         1992
                                        --------     --------     --------
                                                          ($ in thousands)
  Category:

  Meredith Corporation
    Net Revenues                        $799,526     $768,848     $706,662


  Magazine Subscription and
    Newsstand Net Revenues              $257,453     $245,693     $235,734

  % of Total Net Revenues                  32.2%        32.0%        33.4%


  Magazine Advertising
    Net Revenues                        $236,814     $234,359     $227,494

  % of Total Net Revenues                  29.6%        30.5%        32.2%


  Broadcast Advertising
    Net Revenues                        $ 98,663     $100,116     $100,401

  % of Total Net Revenues                  12.3%        13.0%        14.2%


  Consumer Book Net Revenues            $ 86,040     $ 81,390     $ 80,452

  % of Total Net Revenues                  10.8%        10.6%        11.4%

Pursuant to General Instruction G(3), information regarding executive officers required by Item 401(b) of Regulation S-K is included in Part I of this report.

Executive Officers of the Registrant (as of August 15, 1994)

                                                                      Executive
                                                                       Officer
       Name          Age                   Title                         Since
- - -------------------  ---  ------------------------------------------  ---------
E. T. Meredith III    61  Chairman, Executive Committee of the Board     1968
Jack D. Rehm          61  Chairman of the Board and Chief Executive
                            Officer                                      1980
William T. Kerr       53  President and Chief Operating Officer          1991
Christopher M. Little 53  President - Magazine Group                     1994
Philip A. Jones       50  President - Broadcast Group                    1989
Allen L. Sabbag       50  President - Real Estate Group                  1983
Joseph J. Ward        47  President - Book Group                         1991
Larry D. Hartsook     51  Vice President - Finance                       1991

Executive officers are elected to a one-year term of office each November. In May 1994, Mr. Kerr and Mr. Little were elected to their current positions effective July 1, 1994. All present executive officers, except Mr. Kerr, Mr. Little and Mr. Ward, have been employed by the Company for at least five years. Mr. Kerr served as President - Magazine Group and Executive Vice President of the Company from September 1991 to June 30, 1994. Prior to joining the Company, Mr. Kerr served as a vice president at The New York Times Company and president of its magazine group from 1984 to 1991. Since joining the Company in October 1992, Mr. Little served as a vice president and publishing director for the Magazine Group. Prior to joining Meredith, Mr. Little had been president of Cowles Magazines, Inc., since 1989. Mr. Ward served as publisher and senior vice president of Time Life Books from 1989 to 1991. Mr. Meredith, Mr. Rehm and Mr. Kerr are directors of the Company.


Item 2.  Properties

The following is a summary description of all significant land and buildings owned and leased by the Company and its subsidiaries. The description sets forth the location, approximate square feet of the building area, acreage of the land owned or expiration date of the lease, and principal activity carried on at the location. All of the buildings are of steel, masonry and concrete construction and are in generally good condition. All facilities are basically fully utilized and provide adequate space currently for the operations at each location. However, the Company plans to consolidate its New York City leased locations and to begin construction of an office building adjacent to its Des Moines headquarters in fiscal 1996 to provide more suitable facilities for its operations.

Owned
                               Area
         Location          (Square Feet)  Acreage      Principal Activity

Des Moines, Iowa             354,500        9.0     Publishing and corporate
Des Moines, Iowa              15,000        0.4     Real estate
Des Moines, Iowa              90,000        0.5     Real estate and publishing
Phoenix, Arizona              43,000        4.0     Broadcast
Fairway, Kansas               58,000        3.2     Broadcast
Kansas City, Missouri          2,400        0.5     Broadcast tower site
Saginaw, Michigan              3,100        2.1     Broadcast tower site
Saginaw, Michigan             60,700        0.5     Broadcast
Orlando, Florida              38,000        5.0     Broadcast
Orlando, Florida               1,000       46.0     Broadcast tower site
Henderson-Las Vegas, Nevada   31,700        3.5     Broadcast
Henderson-Las Vegas, Nevada    1,500        0.2     Broadcast tower site


Leased
                               Area
         Location          (Square Feet)  Expires      Principal Activity

Des Moines, Iowa              47,400      6-30-96   Publishing
New York City, New York       59,600     12-31-95   Publishing and corporate
New York City, New York       40,400      3-15-96   Publishing
New York City, New York       17,000     12-31-95   Publishing
Chicago, Illinois             12,500      7-31-00   Publishing
Phoenix, Arizona              40,000      6-30-12   Broadcast tower site
Mandan, North Dakota          42,100     12-31-96   Cable
Bismarck, North Dakota         5,100     12-31-96   Cable
Roseville, Minnesota          41,000      8-31-98   Cable
Shoreview, Minnesota           2,000      3-31-98   Cable
Columbia Heights, Minnesota    3,500      4- 1-97   Cable
Anoka, Minnesota               8,900     11-14-97   Cable
Coon Rapids, Minnesota         1,800      2-28-94   Cable
White Bear Lake, Minnesota    15,200      4-30-98   Cable
Oakdale, Minnesota             3,500      4-30-98   Cable
Eagan, Minnesota               6,000      8-31-98   Cable
Blaine, Minnesota              6,600     11- 6-98   Cable

The Company or its subsidiaries lease sales office space in approximately 30 cities throughout the United States.

Item 3.  Legal Proceedings

The Company received federal income tax deficiency notices relative to its 1986 through 1990 tax years. Generally, the claimed deficiencies related to the amortization of intangibles and other matters connected with the acquisition of Ladies' Home Journal magazine. The Company contested these deficiencies in the United States Tax Court. On March 14, 1994, Meredith Corporation received a favorable decision from the Tax Court.

The dominant issue, determined in favor of the Company, involved the tax basis and ability to amortize the Ladies' Home Journal subscriber relationships. The Tax Court applied the 1993 decision of the United States Supreme Court in Newark Morning Ledger Co. v. United States to the facts of the Company's case. The appeal period, with respect to the Tax Court's opinion, expired on September 16, 1994 and the Company has no remaining exposure to the $12 million potential tax cost previously reported. Approximately $12 million (post-tax benefit, including interest), will be received by the Company as a result of the favorable decision in this case. A portion of this judgment (that related to current versus deferred tax benefits) will be recognized in the first quarter of fiscal 1995.

The Company is involved in various litigations incidental to the ordinary course of business. The outcomes of any such proceedings, individually or in the aggregate are believed by the Company to not be material.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of stockholders since the last annual meeting held on November 8, 1993.




                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The principal market for trading the Company's common stock is the New York Stock Exchange. There is no separate public trading market for the Company's class B stock, which is convertible share-for-share at any time into common stock.

Stock Price Information:

The range of sale prices for the Company's common stock for the past two fiscal years is presented below:


                             1994                  1993
        ------------------------------------------------------
        Quarter         High       Low        High       Low
        ------------------------------------------------------

        First         $36.750    $33.500    $28.125    $23.125
        Second         43.500     36.125     27.625     21.875
        Third          45.625     38.750     32.000     26.250
        Fourth         44.250     41.625     36.000     29.625


On August 31, 1994, there were approximately 2,000 holders of record of the Company's common stock and 1,600 holders of record of class B stock.

Stock of the Company became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Dividends of 16 cents per share of common and class B stock were paid for the first two quarters of fiscal 1994, and dividends of 18 cents per share of each class of common equity were paid for the third and fourth quarters of fiscal 1994. It is anticipated that comparable dividends will continue to be paid in the future. In fiscal 1993, dividends of 16 cents per share of common and class B stock were paid in each quarter.

Item 6.  Selected Financial Data

(Dollar amounts in thousands except where noted)
For years ended June 30      1994         1993        1992         1991        1990
- - -----------------------    --------     --------    --------     --------     --------
Results of Operations
  Net Revenues             $799,526     $768,848    $706,662     $730,911     $719,489
                           ========     ========    ========     ========     ========
  Earnings (loss) from
   continuing operations   $ 27,154<F1> $ 18,626    $    969<F2> $ 22,824<F3> $ (1,367)<F4>

  Discontinued operations,
   net of tax<F5>                 -            -           -       60,302<F6>  (25,035)<F7>
  Cumulative effect of
   change in Accounting
   Principle, net of tax          -            -      (7,300)<F8>       -            -
                           --------     --------    --------     --------     --------
Net earnings (loss)        $ 27,154     $ 18,626    $ (6,331)    $ 83,126     $(26,402)
                           ========     ========    ========     ========     ========

Per Share Amounts (in dollars)<F9>
  Earnings (loss) from
   continuing operations      $1.91<F1>    $1.22       $ .06<F2>    $1.36<F3>    $(.08)<F4>
  Earnings (loss) from
   discontinued operations,
   net of tax<F5>                 -            -           -         3.58<F6>    (1.35)<F7>
  Cumulative effect of change
   in Accounting Principle,
   net of tax                     -            -        (.45)<F8>       -            -
                              -----        -----       -----        -----        -----
  Net earnings (loss) per
   share                      $1.91        $1.22       $(.39)       $4.94       ($1.43)
                              =====        =====       =====        =====        =====
  Cash dividends paid to
   stockholders               $ .68        $ .64       $ .64        $ .64        $ .64
                              =====        =====       =====        =====        =====
Financial Position at June 30
  Assets of discontinued
    operations<F5>         $      -     $      -    $      -     $      -     $114,734
                           ========     ========    ========     ========     ========
  Total assets             $864,467     $900,768    $780,127     $768,152     $775,329
                           ========     ========    ========     ========     ========
  Long-term obligations
   (incl. current
   portion)<F10>           $148,801     $150,368    $ 55,505     $ 24,910     $ 53,133
                           ========     ========    ========     ========     ========

                                                 - 19 -























<F1> Includes non-recurring items of $5,584,000 for broadcast film write-downs,
     $1,800,000 for taxes on disposed properties, or a total of $ .28 per share (post-tax) and a pre-tax gain on the disposition of two television stations of $11,997,000 or $ .57 per share (post-tax).
<F2> Includes non-recurring items of $12,983,000 for restructuring costs and
     $13,400,000 for book inventory write-downs and other items, or a total of $1.01 per share (post-tax).
<F3> Includes gains on dispositions of Sail magazine and Information/
     Fulfillment Services of $9,677,000, or $ .35 per share (post-tax).
<F4> Includes non-recurring items of $27,302,000 for broadcast film devaluation, $3,264,000 for book inventory write-downs and other items, and $6,275,000 for litigation claims and other corporate non-operating items, or a total of $1.23 per share (post-tax).
<F5> In fiscal 1990, the Company classified Meredith/Burda, MMT Sales, Inc., and its two owned real estate brokerages as discontinued operations.
<F6> Includes a post-tax gain on the disposition of printing operations of
     $49,305,000 and income tax credits of $8,280,000 on the 1990 dispositions.
<F7> Includes a provision of $31,061,000 for a loss on the dispositions of two real estate brokerage firms and MMT Sales, Inc., net of then available tax benefits.
<F8> Reflects the adoption of SFAS No. 106, "Employers' Accounting for Post-
     retirement Benefits Other Than Pensions."
<F9> Per share amounts are computed on the weighted average number of common shares outstanding for the year.
<F10>Includes film rental contracts and since 1993, non-recourse bank debt of the cable partnership.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth on pages F-30 through F-42 and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The information required by this Item is set forth on pages F-2 through F-28 and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 1994, under the caption "Election of Directors" and in Part I of this Form 10-K on page 15 under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.



Item 11.  Executive Compensation

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 1994, under the captions "Compensation of Executive Officers" and "Retirement Programs and Employment Agreements" and in the last paragraph under the caption "Board Committees" and is incorporated herein by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 1994, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.



Item 13.  Certain Relationships and Related Transactions

There are no reportable relationships or transactions.

                                   PART IV




Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following consolidated financial statements listed under (a) 1. and finan-cial statement schedules listed under (a) 2. of the Company and its subsid-iaries are filed as part of this report as set forth on the Index at page F-1.


   (a)  1. Financial Statements:

          Consolidated Balance Sheets as of June 30, 1994 and 1993 Consolidated Statements of Earnings for the years ended
            June 30, 1994, 1993 and 1992
          Consolidated Statements of Stockholders' Equity for the
            years ended June 30, 1994, 1993 and 1992
          Consolidated Statements of Cash Flows for the years ended
            June 30, 1994, 1993 and 1992
          Notes to Consolidated Financial Statements
          Independent Auditors' Report



  (a) 2. Financial Statement Schedules as of or for each of the three years ended June 30, 1994:

          Schedule III - Condensed Financial Information
          Schedule VIII - Valuation and Qualifying Accounts
          Schedule IX - Short-term Borrowings
          Schedule X - Supplementary Income Statement Information


          All other Schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the consolidated financial statements or notes thereto, or are not significant in amount.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

  (a) 3. Exhibits - (See index to attached exhibits on page E-1 of this Form 10-K.)

          ( 3) Articles of incorporation and bylaws

           a.) The Company's Restated Articles of Incorporation are incorpo-rated herein by reference to Form 10-Q for the quarter ending December 31, 1988.

           b.) The Restated Bylaws, effective July 1, 1994 are attached as
               Exhibit 3 in this Form 10-K for the fiscal year ended
               June 30, 1994.

          (10) Material contracts

           a.) Meredith Corporation Deferred Compensation Plan, dated as of
               November 8, 1993 is incorporated herein by reference to Form 10-Q for the quarter ending December 31, 1993.

           b.) Meredith Corporation 1993 Stock Option Plan for Non-Employee
               Directors is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders on November 8, 1993.

           c.) Two 1992 Meredith Corporation Stock Incentive Plan Agreements between the Company and Jack D. Rehm are incorporated herein by reference to Form 10-Q for the quarter ending September 30, 1992.

           d.) Two Meredith Corporation Restricted Stock Agreements between the Company and Jack D. Rehm are incorporated herein by reference to Form 10-Q for the quarter ending September 30, 1992.

           e.) Stock Purchase Agreement dated as of February 11, 1992, regard-ing North Central Cable Communications Corporation is incorpo-rated herein by reference to Form 8-K dated September 1, 1992.

           f.) 1992 Meredith Corporation Stock Incentive Plan dated as of
               August 12, 1992 is incorporated herein by reference to Form 10-K for the fiscal year ended June 30, 1992.

           g.) Employment contract by and between Meredith Corporation and Jack D. Rehm as of July 1, 1992, is incorporated herein by reference to Form 10-K for the fiscal year ended June 30, 1992.

           h.) Meredith/New Heritage Partnership Agreement is incorporated herein by reference to Form 10-Q for the quarter ending September 30, 1991.

           i.) Employment Agreement between the Company and William T. Kerr is incorporated herein by reference to Form 10-Q for the quarter ending September 30, 1991.

           j.) Meredith Corporation 1980 Long Term Incentive Plan as amended is incorporated herein by reference to Form 10-K for the fiscal year ending June 30, 1991.

           k.) Meredith Corporation 1990 Restricted Stock Plan for Non-Employee
               Directors is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders on November 12, 1990.

           l.) Indemnification Agreement in the form entered into between the Company and its Officers and Directors is incorporated herein by reference to Form 10-Q for the quarter ending December 31, 1988.

           m.) Employment Contract between the Company and Robert A. Burnett,
               Retired Chairman of the Board of the Company is incorporated herein by reference to Form 10-K for the fiscal year ending June 30, 1988. (Amended on November 11, 1991 and amendment is incorporated herein by reference to Form 10-Q for the quarter ended December 31, 1991.)

           n.) Meredith Corporation 1986 Restricted Stock Award Plan is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders on November 10, 1986.

           o.) Severance Agreement in the form entered into between the Company and its Officers is incorporated herein by reference to Form 10-K for the fiscal year ending June 30, 1986.

          (11) Statement re computation of per share earnings

          (21) Subsidiaries of the registrant

          (23) Consent of independent auditors

          (27) Financial Data Schedule

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MEREDITH CORPORATION

                                     /s/ Thomas L. Slaughter
                              ------------------------------------
                              Thomas L. Slaughter, Vice President-
                                 General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Larry D. Hartsook                     /s/ Jack D. Rehm
- - ---------------------------------        ------------------------------
        Larry D. Hartsook                Jack D. Rehm, Chairman, Chief
Vice President-Finance (Principal        Executive Officer and Director
Accounting and Financial Officer)        (Principal Executive Officer)

      /s/ E. T. Meredith III                  /s/ William T. Kerr
- - ---------------------------------        ------------------------------
        E. T. Meredith III                      William T. Kerr
     Chairman of the Executive             President, Chief Operating
      Committee and Director                  Officer and Director

       /s/ Herbert M. Baum                   /s/ Robert A. Burnett
- - ---------------------------------        ------------------------------
    Herbert M. Baum, Director             Robert A. Burnett, Director

      /s/ Pierson M. Grieve                  /s/ Frederick B. Henry
- - ---------------------------------        ------------------------------
   Pierson M. Grieve, Director            Frederick B. Henry, Director

        /s/ Robert E. Lee                    /s/ Richard S. Levitt
- - ---------------------------------        ------------------------------
     Robert E. Lee, Director              Richard S. Levitt, Director

     /s/ Nicholas L. Reding                 /s/ Gerald D. Thornton
- - ---------------------------------        ------------------------------
  Nicholas L. Reding, Director            Gerald D. Thornton, Director
                          /s/ Barbara S. Uehling
                      ---------------------------------
                       Barbara S. Uehling, Director

Each of the above signatures is affixed as of September 22, 1994.

           Index to Consolidated Financial Statements, Financial
                 Schedules and Other Financial Information





                                                                     Page
                                                                     ----

Consolidated Financial Statements:
  Balance Sheets                                                     F-2
  Statements of Earnings                                             F-4
  Statements of Stockholders' Equity                                 F-6
  Statements of Cash Flows                                           F-7
  Notes (including supplementary data)                               F-9

Independent Auditors' Report                                         F-28

Report of Management                                                 F-29

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                F-30

Financial Statement Schedules:
  Schedule III  - Condensed Financial Information                    F-43
  Schedule VIII - Valuation and Qualifying Accounts                  F-49
  Schedule IX   - Short-term Borrowings                              F-51
  Schedule X    - Supplementary Income Statement Information         F-52

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets


Assets                                     June 30           1994         1993
- - -------------------------------------------------------------------------------
                                                                 (in thousands)
Current Assets:
Cash and cash equivalents (Note 5)                      $  37,957    $  18,569
Marketable securities (Notes 1 and 2)                      12,178       21,422

Accounts receivable                                        93,325       92,168
  Less allowances for doubtful accounts and returns       (17,469)     (16,407)
                                                        ---------    ---------
Net receivables                                            75,856       75,761

Inventories (Note 3)                                       34,962       32,383
Supplies and prepayments                                   18,509       18,206
Subscription acquisition costs                            111,567      105,342
Film rental costs (Note 7)                                  7,239       15,750
                                                        ---------    ---------
Total Current Assets                                      298,268      287,433

Property, Plant and Equipment (at cost) (Note 4)          231,158      238,679
  Less accumulated depreciation                          (106,503)    (107,792)
                                                        ---------    ---------
Net Property, Plant and Equipment                         124,655      130,887

Deferred Film Rental Costs (Note 7)                         3,874       12,073
Deferred Subscription Acquisition Costs                    70,108       77,091
Other Assets                                               24,562       23,607
Goodwill and Other Intangibles (Notes 10 and 11)
  (at original cost less accumulated amortization
  of $68,042,000 in 1994 and $53,748,000 in 1993)         343,000      369,677
                                                        ---------    ---------
Total Assets                                            $ 864,467    $ 900,768
                                                        =========    =========


See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets - Continued

Liabilities and Stockholders' Equity            June 30     1994         1993
- - -------------------------------------------------------------------------------
Current Liabilities:                                             (in thousands)
Current portion of long-term debt (Notes 2 and 5)       $  11,178        2,556
Current portion of long-term film (Notes 2 and 12)          6,683       10,229
Accounts payable                                           35,984       43,368
Accruals:
  Taxes, including taxes on income (Note 8)                 2,611        1,090
  Salaries and wages                                       18,083       18,574
  Pension (Note 9)                                          3,000        8,186
  Other                                                    31,328       28,096
                                                        ---------    ---------
  Total accruals                                           55,022       55,946
Unearned subscription revenues                            152,952      148,556
Deferred income taxes (Note 8)                             18,560       21,819
                                                        ---------    ---------
Total Current Liabilities                                 280,379      282,474
Long-Term Indebtedness (Notes 2 and 5)                    126,822      131,945
Long-Term Film Rental Contracts (Notes 2 and 12)            4,118        5,638
Unearned Subscription Revenues                             95,407      102,107
Deferred Income Taxes (Note 8)                             37,011       30,472
Other Deferred Items (Note 9)                              24,966       23,876
                                                        ---------    ---------
Total Liabilities                                         586,703      576,512
                                                        ---------    ---------
Minority Interests (Note 10)                               38,003       40,160
Stockholders' Equity (Note 6):                          ---------    ---------
Series Preferred Stock, par value $1 per share
  Authorized 5,000,000 shares; none issued.                   --           --
Common Stock, par value $1 per share.  Authorized
  50,000,000 shares; issued and outstanding:  1994 -
  10,119,165, 1993 - 11,129,726 (excluding 1994 -
  5,763,328 and 1993 - 4,645,420 shares held in treasury)  10,119       11,130
Class B Stock, par value $1 per share, convertible
  to Common Stock.  Authorized,issued and outstanding
  3,601,932 shares in 1994 and 3,703,519 shares in 1993     3,602        3,704
Retained earnings                                         246,917      272,090
Unearned compensation                                      (2,877)      (2,828)
                                                        ---------    ---------
Total Stockholders' Equity                                257,761      284,096
                                                        ---------    ---------
Commitments and Contingent Liabilities (Note 12)              --           --
Total Liabilities and Stockholders' Equity              $ 864,467    $ 900,768
                                                        =========    =========
See accompanying Notes to Consolidated Financial Statements.
                                     F-3

PAGE>
Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings


Years ended June 30                             1994        1993       1992
- - -------------------------------------------------------------------------------
                                            ($ in thousands, except per share)

Revenues (less returns and allowances):
   Advertising                              $ 335,477   $ 334,475   $ 327,895
   Circulation                                257,453     245,693     235,734
   Consumer books                              86,040      81,390      80,452
   All other                                  120,556     107,290      62,581
                                            ---------   ---------   ---------
Total Revenues                                799,526     768,848     706,662
                                            ---------   ---------   ---------
Operating Costs and Expenses:
   Production, distribution and editorial     326,727     320,501     322,891
   Selling, general and administrative        381,522     375,045     343,615
   Depreciation and amortization
    (Notes 4 and 10)                           34,256      32,393      17,545
   Non-recurring items (Note 7)                 7,384         --       26,383
                                            ---------   ---------   ---------
Total Operating Costs and Expenses            749,889     727,939     710,434
                                            ---------   ---------   ---------
Income (Loss) from Operations                  49,637      40,909      (3,772)

   Gain on sale of broadcast stations
    (Note 11)                                  11,997         --          --
   Interest income                              1,991       2,141       6,339
   Interest expense (Note 5)                  (11,624)     (9,925)       (727)
   Minority interests (Note 10)                 2,232       1,219         (11)
                                            ---------   ---------   ---------
Earnings before Income Taxes and
 Cumulative Effect of Change in
 Accounting Principle                          54,233      34,344       1,829
Income taxes (Note 8)                          27,079      15,718         860
                                            ---------   ---------   ---------
Earnings before Cumulative Effect of
 Change in Accounting Principle                27,154      18,626         969

Cumulative Effect of Change in
 Accounting Principle SFAS No. 106, net
 of tax benefit of $4,475 (Note 9)                --          --       (7,300)
                                            ---------   ---------   ---------
Net Earnings (Loss)                         $  27,154   $  18,626   $  (6,331)
                                            =========   =========   =========

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings - Continued



Years ended June 30                             1994        1993       1992
- - -------------------------------------------------------------------------------
                                            ($ in thousands, except per share)


Net Earnings (Loss) per Share of Common Stock:

Earnings before Cumulative Effect of
 Change in Accounting Principle             $    1.91   $    1.22   $    0.06

Cumulative Effect of Change in
 Accounting Principle SFAS No. 106 (Note 9)       --          --        (0.45)
                                            ---------   ---------   ---------
Net Earnings (Loss) Per Share               $    1.91   $    1.22   $   (0.39)
                                            =========   =========   =========
Average Shares Outstanding                 14,182,000  15,266,000  16,141,000
                                           ==========  ==========  ==========








See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Stockholders Equity

Years ended June 30                             1994        1993       1992
- - -------------------------------------------------------------------------------
                                                                 (in thousands)
Series Preferred Stock                      $     --    $     --    $     --
                                            ---------   ---------   ---------
Common Stock (Note 6):
  Beginning of year                            11,130      11,911      12,673
  Shares acquired, net of shares issued        (1,116)       (912)       (940)
  Shares converted from class B stock             105         131         178
                                            ---------   ---------   ---------
  End of year                                  10,119      11,130      11,911
Class B Stock (Note 6):                     ---------   ---------   ---------
  Beginning of year                             3,704       3,830       4,003
  Shares distributed during year                    3           5           5
  Shares converted to common stock               (105)       (131)       (178)
                                            ---------   ---------   ---------
  End of year                                   3,602       3,704       3,830
Additional Paid-in Capital (Note 6):         ---------   ---------   ---------
  Beginning of year                               --          --          --
  Cost over par value of shares acquired       (1,508)     (2,011)     (1,469)
  Restricted stock awards, excess over par      1,508       2,011       1,469
                                            ---------   ---------   ---------
  End of year                                      --          --          --
Retained Earnings (Note 6):                 ---------   ---------   ---------
  Beginning of year                           272,090     287,729     328,009
  Net earnings (loss)                          27,154      18,626      (6,331)
  Dividends paid - 68 cents per share
    (64 cents in 1993 and 1992)
    Common stock                               (2,483)     (2,407)     (2,506)
  Cost over par value of shares acquired      (42,650)    (24,482)    (23,610)
                                             ---------   ---------   ---------
  End of year                                 246,917     272,090     287,729
Unearned Compensation (Note 6):              ---------   ---------   ---------
  Beginning of year                            (2,828)     (2,307)     (2,000)
  Restricted stock awarded                     (1,277)     (1,490)     (1,746)
  Amortized to operations                       1,228         969       1,439
                                            ---------   ---------   ---------
  End of year                                  (2,877)     (2,828)     (2,307)
Total Stockholders' Equity                  ---------   ---------   ---------
                                            $ 257,761   $ 284,096   $ 301,163
                                            =========   =========   =========

See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended June 30                             1994         1993        1992
- - -------------------------------------------------------------------------------
Cash Flows from Operating Activities:                            (in thousands)
   Earnings before change in accounting    $  27,154    $  18,626    $     969
    principle
   Less cumulative effect of change in
    accounting principle (Note 9)                --           --        (7,300)
                                           ---------    ---------    ---------
                                              27,154       18,626       (6,331)
Adjustments to Reconcile Net Earnings to
 Net Cash Provided by Operating Activities:
   Depreciation and amortization              34,256       32,393       17,545
   Amortization of film contract rights       22,274       26,908       28,531
   Deferred income taxes                       3,717        4,936        1,020
   Non-recurring items, net of taxes
    (Note 7)                                   3,987          --        16,357
   (Increase) decrease in receivables         (3,711)         565        1,674
   (Increase) decrease in inventories         (2,579)      (6,234)       6,865
   (Increase) decrease in prepayments           (392)       1,855       (3,704)
   (Decrease) in payables and accruals       (10,560)        (112)     (17,909)
   Decrease (increase) in subscription
    acquisition costs                            758        4,432      (13,028)
   (Reductions) additions to unearned
    subscription revenues                     (2,304)      (3,514)      18,823
   (Reductions) additions to other deferred
    items                                       (529)      (9,469)      15,987
   Gain on sale of broadcast stations,
    net of taxes (Note 11)                    (8,197)         --           --
                                           ---------    ---------    ---------
Net cash provided by operating activities     63,874       70,386       65,830
                                           ---------    ---------    ---------
Cash Flows from Investing Activities:
   Investment in cable partnership,
    less cash acquired (Note 10)                 --       (32,740)     (56,562)
   Redemption (purchase) of marketable
    securities                                 9,244       20,448      (18,237)
   Proceeds from the sale of net assets
    (Note 11)                                 33,000          --        26,385
   (Additions) to property, plant,
    and equipment                            (20,773)     (16,083)      (6,699)
   (Additions) to other assets                (1,332)     (10,178)     (11,117)
                                           ---------    ---------    ---------
Net cash provided (used) by investing
activities                                    20,139      (38,553)     (66,230)
                                           ---------    ---------    ---------

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Continued

Years Ended June 30                             1994         1993        1992
- - -------------------------------------------------------------------------------
                                                        (in thousands)
Cash Flows from Financing Activities:
   Long-term indebtedness incurred (retired)   3,499       (4,164)        (245)
   Payments for film rental contracts        (14,633)     (15,742)     (26,348)
   Proceeds from common stock issued
    during the period                          3,048        3,093        2,031
   Purchase of company shares (Note 6)       (46,862)     (29,001)     (26,883)
   Dividends paid                             (9,677)      (9,783)     (10,339)
                                           ---------    ---------    ---------
Net cash (used) by financing activities      (64,625)     (55,597)     (61,784)
                                           ---------    ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                             19,388      (23,764)     (62,184)
Cash and cash equivalents at beginning
 of year                                      18,569       42,333      104,517
                                           ---------    ---------    ---------
Cash and cash equivalents at end of year   $  37,957    $  18,569    $  42,333
                                           =========    =========    =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year
  Interest                                 $  11,100    $   7,943    $     395
  Income taxes                             $  17,085    $   8,326    $  12,300
Non-cash transactions
  Film rental costs financed by
    contracts payable                      $   9,567    $  14,104    $  19,188
  Cable investment financed by
    long-term obligation                   $     --     $     --     $  38,000

Supplemental Schedule of Non-cash Investing and Financing Activities:
  Per Note 10, North Central was purchased in fiscal 1993 for approximately $220 million by Strategic Partners, in which the Company has a 70 percent indirect ownership interest. Significant non-cash investing and financing activities reflected in the Consolidated Financial Statements for the fiscal year ended June 30, 1993, included ($ in millions) the acquisition of intangible assets of ($171) and net property, plant and equipment of ($61) by incurring long-term debt of $139, minority interest of $42, contributing a portion of the North Dakota system of $12 and assuming net liabilities of $6.

See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

a. Principles of Consolidation

The consolidated financial statements include the accounts of Meredith Corporation and its majority-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated. The Company's investments in companies 20 to 50 percent owned are accounted for under the equity method. In fiscal 1993, the Company acquired an indirect ownership interest of 70 percent in a Minnesota cable television system. The financial statements of that cable television system are consolidated with the Company's financial statements for fiscal 1994 and 1993.

b. Cash and Cash Equivalents

For purposes of reporting cash flows, all cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash.

c. Marketable Securities

Marketable securities are carried at net amortized cost. These securities consisted of municipal bonds, commercial paper and other short-term investments with market values of $12,169,000 at June 30, 1994, and $21,431,000 at June 30, 1993.

d. Inventories

Inventories of paper are stated at cost, determined using the last-in, first-out (LIFO) method, which is not in excess of market. All other inventories are stated at the lower of cost (first-in, first-out or average) or market.

e. Property, Plant and Equipment

Depreciation expense is provided primarily on the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs and minor replacements are charged to operations, and expenditures for major replacements and betterments (including labor and construction costs) are added to the property, plant and equipment accounts. The cost and accumulated depreciation of property, plant and equipment retired or sold are eliminated from the property accounts at the time of retirement or sale and the resulting gain or loss is recorded in income.

f. Unearned Subscription Revenues and Subscription Acquisition Costs

Unearned subscription revenues and subscription acquisition costs are recorded and recognized pro rata as delivery of magazines is made, beginning with the month of initial delivery. The balance sheet classifications of both unearned subscription revenues and subscription acquisition costs are determined based on the delivery month of the subscription.

g. Film Rental Costs

Film rental costs reflect the value of all programming available for showing and are stated at the lower of cost or estimated net realizable value. Film rental costs are charged to operations on an accelerated amortization basis over the contract period. The cost of broadcast film rental estimated to be charged to operations during the next fiscal year is classified as a current asset.

h. Income Taxes

On July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the asset and liability method prescribed by SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are required to be measured using the tax rate expected to be in effect when the taxes are actually paid or recovered. Thus, in fiscal 1994, income tax expense reflected the effect of the change in tax rates on deferred tax assets and liabilities. The Company previously used the asset and liability method under SFAS No. 96, "Accounting for Income Taxes". The effect of the adoption of SFAS No. 109 was not material to the financial statements.

i. Goodwill and Other Intangibles

Goodwill and other intangibles occurred in the acquisition of certain businesses. In the opinion of management, there has been no material decline to date in the value of such intangibles and recorded goodwill does not exceed the undiscounted future cash flows of the underlying investment. In accordance with Opinion 17 of the Accounting Principles Board, intangibles arising in connection with acquisitions after October 31, 1970, are being amortized by the straight-line method over a period not exceeding 40 years. Non-competition agreements and programming rights purchased in conjunction with the Minnesota cable acquisition are being amortized using the straight-line method over periods of five years and eight years, respectively. Amortization of programming rights is included in production, distribution and editorial costs.

j. Revenues

Advertising revenues are recognized when ads are published or aired. In accordance with industry practice, certain products are sold to customers with the right to return unsold items. Revenues from such sales represent gross sales less a provision for future returns. Sales of books and certain other products that are sold with a right of return are recorded less a provision for returns at the time of shipment.

k. Computation of Earnings (Loss) Per Share

Earnings (loss) per share of common stock has been computed by dividing the weighted average number of shares of common stock and class B stock outstanding during each year into applicable earnings or loss. The dilutive effect of stock options issued was immaterial.

l. Other

In May 1993, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued. The Company adopted SFAS No. 115 (on a prospective basis) on July 1, 1994, as required. It is not expected to have a material impact on the Company's fiscal 1995 financial statements.

In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 93-7, "Reporting on Advertising Costs." Management believes that the Company's current accounting policies are materially in compliance with the requirements of SOP No. 93-7.

Certain prior-year financial information has been restated to conform to the fiscal 1994 financial statement presentation.



2.Disclosures About the Fair Value of Financial Instruments

a. Marketable Securities

The fair value of marketable securities, consisting primarily of municipal bonds, was approximately $12,200,000 at June 30, 1994 ($21,400,000 at June 30,
1993). The fair value of marketable securities was determined based on quoted market prices, where available, or through a bond pricing matrix, using securities with similar yields and maturities.

b. Film Rental Contracts Payable

The amount reflected as film rental contracts payable represents future payments to be made under film program contract agreements. The fair value of film rights payable is the present value of future payments which was approximately $10,300,000 at June 30, 1994 ($15,200,000 at June 30, 1993). In
addition, film rental contracts payable that do not appear on the Consolidated Balance Sheets due to their unavailability (see Note 12), had fair values of $17,500,000 and $18,500,000 at June 30, 1994 and 1993, respectively.

c. Long-Term Indebtedness

The fair value of long-term debt incurred by Meredith/New Heritage Strategic Partners, L.P., ("Strategic Partners") was determined by discounting cash flows through maturity using rates currently available to the partnership for borrowing and swap agreements with similar terms and maturities. That value was approximately $140,000,000 at June 30, 1994 ($141,000,000 at June 30,
1993).

d. Other

The carrying amounts reported on the Consolidated Balance Sheets at June 30, 1994 and 1993, for all other assets and liabilities (and all other liabilities not appearing on the Consolidated Balance Sheets per Note 12) subject to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," approximate their respective fair values. Fair value estimates are made at a specific point in time based on relevant market and financial instrument information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.



3. Inventories

Major components of inventories follow.   Of total inventory values shown,
approximate portions determined using the LIFO method were: 1994 - 32 percent, 1993 - 42 percent, 1992 - 29 percent, 1991 - 19 percent. The decline in finished goods and raw materials in 1992 from 1991 is primarily related to the downsizing and repositioning of the Book Group's direct mail operations. Due to the sale of the Real Estate relocation operation in fiscal 1992, there was no house inventory at June 30, 1992 or later years.

A comparative summary of inventories follows:

June 30                              1994       1993       1992       1991
- - --------                           -------    -------    -------    -------
                                                             (in thousands)
Raw materials..................... $15,366    $17,894    $11,192    $16,502
Work in process...................  13,132     11,793     10,762     10,627
Finished goods....................  15,086     11,978     13,117     23,763
House inventory...................      --         --         --     14,178
                                   -------    -------    -------    -------
                                    43,584     41,665     35,071     65,070

Reserve for LIFO cost valuation...  (8,622)    (9,282)   ( 8,922)   (10,378)
                                   -------    -------    -------    -------
   Total.......................... $34,962    $32,383    $26,149    $54,692
                                   =======    =======    =======    =======

4. Property, Plant and Equipment

A comparative summary of property, plant and equipment follows:

June 30                                        1994        1993        1992
- - --------                                     --------    --------    --------
                                                                (in thousands)
Land and improvements ...................    $  4,897    $  6,239    $  5,835
Buildings and improvements ..............      49,038      53,473      51,861
Machinery and equipment..................      82,633      95,604      92,166
Cable distribution system ...............      87,063      76,116       9,167
Leasehold improvements...................       4,517       4,741       4,748
Construction in progress.................       3,010       2,506         746
                                             --------    --------    --------
  Total (at cost)........................     231,158     238,679     164,523
Less accumulated depreciation............    (106,503)   (107,792)    (95,094)
                                             --------    --------    --------
  Net property, plant and equipment......    $124,655    $130,887    $ 69,429
                                             ========    ========    ========
Depreciation expense for the year........    $ 18,137    $ 16,014    $ 10,718
                                             ========    ========    ========

For each classification of property, plant and equipment, depreciable lives are as follows:
                                                  Depreciable Life
                                                  ----------------
         Buildings and improvements...............  5 to 45 years
         Machinery and equipment..................  3 to 20 years
         Cable distribution system................  5 to 15 years
         Leasehold improvements...................  4 to 15 years

5. Long-Term Indebtedness and Restricted Assets

Long-term debt was incurred by Strategic Partners in connection with the purchase of North Central Cable Communications Corporation on September 1, 1992. As of June 30, 1994, $138 million was owed under the loan agreement Strategic Partners has with 10 banks. This debt is non-recourse to Meredith Corporation. This loan converted to a term loan on June 30, 1994, and is payable in quarterly installments, beginning on September 30, 1994, in percentages ranging from 1.9 to 5.5 percent of the borrowings outstanding at June 30, 1994, with the final payment due March 31, 2001. The borrowings are secured by an interest in the assets of Strategic Partners. The total assets subject to lien were approximately $275 million at June 30, 1994. Interest is payable at rates based on prime, Eurodollar or certificate of deposit rates.
At June 30, 1994, borrowings of approximately $48 million bear interest at rates ranging from 5.81 to 6.56 percent under interest rate agreements expiring between July and December 1994. The remaining debt of $90 million bears interest at rates of 8.55 percent for $80 million and 8.68 percent for $10 million under interest rate swap agreements expiring in September 1995. The weighted average rate of interest on the total debt outstanding at June 30, 1994, was 7.78 percent. The aggregate annual maturities of long-term debt at June 30, 1994, are as follows:

          Years Ended June 30
          --------------------------------------------------
                                              (in thousands)
          1995...............................     $ 11,178
          1996...............................       14,904
          1997...............................       20,424
          1998...............................       20,631
          1999...............................       19,251
          Later years........................       51,612
                                                  --------
             Total...........................     $138,000
                                                  ========

This loan agreement has provisions that restrict additional debt and investments and requires Strategic Partners to meet certain operating and financial tests. Strategic Partners is prohibited by this loan agreement from making dividend payments or any distributions to the partners except for specified payments under certain conditions that would not cause a default under the loan agreement. The restricted net assets of Strategic Partners included in the Company's Consolidated Balance Sheet at June 30, 1994 were approximately $91 million. The cash balance reflected in that amount was approximately $6 million.

The operating cash flows of Strategic Partners may not provide sufficient funds to allow them to meet the payment terms of the loan agreements without the sale of part or all of its cable television systems or an amendment to the loan agreement amortization schedule. (Strategic Partners is currently exploring the disposition of its cable television systems.) Under the terms of the loan agreement, the proceeds from any sale of cable television assets must be applied to reduce outstanding borrowings. The first payment is due September 30, 1994. Although a formal request has not been made, the lenders have indicated they would support a request to extend the amortization period or to postpone future scheduled payments in light of Strategic Partners' efforts to sell its assets in part or in whole. Strategic Partners' management intends and believes it will be able to execute an amendment to the loan agreement to modify the amortization schedule.

At June 30, 1994, Meredith Corporation had three unused committed lines of credit totaling $23 million. Termination dates for these lines of credit are June 30, 1998, for $20 million and December 31, 1994, for $3 million. Commitment fees paid in fiscal 1994 were not material.


6. Common Stock, Stock Awards and Stock Options

Under the Company's Savings and Investment Plan [401(k)], 36,899 common shares were issued during the year at market prices totaling $1,436,000 (50,667 shares totaling $1,343,000 in 1993 and 62,828 shares totaling $1,642,000 in 1992). A total of 4,260,000 shares has been reserved for the Plan, of which 3,935,644 were issued at June 30, 1994.

The Company has two plans under which eligible employees may receive restricted stock awards. It also has a restricted stock plan for non-employee directors. These plans have various restriction periods tied to employment or service. Common shares awarded and annual expense under these plans are as follows:

Years Ended June 30                             1994        1993        1992
- - --------------------                          -------     -------      ------
Awards...................................      33,793      66,817      65,410
Annual expense...........................  $1,228,000    $969,000  $1,439,000


Non-qualified stock options for shares of the Company's common stock are also granted to eligible employees under a Company plan adopted in fiscal 1993.
These options are subject to exercise vesting restrictions that lapse for one-third of each award granted on each of the following three annual anniversary dates. Exercise rights expire 10 years after options are issued. The Company also has a non-qualified stock option plan for non-employee directors, adopted in fiscal 1994.  Each director is granted options for 1,000 shares of common stock annually.  These options vest 40, 30 and 30 percent in each successive year.  No options can be issued under this plan after July 31, 2003, and exercise rights expire after the end of each director's service.  As of June
30, 1994:
                                                          Options
                      Options(a)  Options    Options     Able to Be   Exercise
   Award Date          Awarded    Vested    Exercised    Exercised      Price
- - ----------------      ---------   -------   ---------    ----------   --------
August 12, 1992        197,200    66,400     (2,500)(b)    63,900      $26.44
August 12, 1992         75,000    25,000         --        25,000      $33.05
August 10, 1993        139,500        --         --            --      $34.13
November 9, 1993         8,000        --         --            --      $40.88
                       -------    ------     ------        ------
     Total             419,700    91,400     (2,500)       88,900
                       =======    ======     ======        ======

(a) Net of 6,600 options forfeited.
(b) 2,500 shares were exercised in fiscal 1994 at market prices ranging from $34.13 to $41.75.

The maximum number of shares reserved for use in all Company restricted stock and stock incentive plans totals 1,775,000. The total number of restricted stock shares and stock options awarded under these plans at June 30, 1994, was 876,815.

Class B stock, which has 10 votes per share, is not transferable as Class B stock except to family members of the holder or certain other related entities. At any time however, it is convertible, share for share, into common stock with one vote per share. Class B stock transferred to persons or entities not entitled to receive it as Class B stock will automatically be converted to and issued as common stock to the transferee. Holders of Class B stock receive equal dividends per share as holders of common stock.

During fiscal 1994, the Company repurchased 1,192,000 shares of common stock at a cost of $46,862,000 under authorizations by its Board of Directors (1,050,000 shares repurchased in fiscal 1993 for $29,001,000 and 1,032,000 shares repurchased in fiscal 1992 for $26,883,000).


7. Non-recurring Items

In the second quarter of fiscal 1994, a non-recurring pre-tax charge of $4.8 million was recorded to establish a reserve for taxes on disposed properties. In the fourth quarter of fiscal 1994, $3 million of this reserve was reversed, based on the resolution of a reserved assessment at no tax cost to the Company.

Also in the fiscal 1994 fourth quarter, a pre-tax charge of $5,584,000 was recorded for the write-down of film assets at the Phoenix television station
(KPHO) due to its affiliation agreement with CBS.

In the fourth quarter of fiscal 1992, non-recurring items of $26,383,000 (pre-tax) were charged to operations. These items included $12,983,000 in restructuring charges related to the Company's special voluntary early retirement program and selective job eliminations; a $10 million Book Group write-down of obsolete and excess inventory and unrecoverable deferred promotion costs due to repositioning and downsizing its direct mail operations; and $3.4 million for other corporate charges.


8. Income Taxes

On July 1, 1993, the Company adopted SFAS No. 109, "Accounting For Income Taxes." (The Company previously complied with the provisions of SFAS No. 96.) The effect of the adoption of SFAS No. 109 was not material to the financial statements. Therefore, the prior period's financial statements have not been restated.

The Omnibus Budget Reconciliation Act of 1993, enacted in the first quarter of fiscal 1994, raised the basic corporate federal income tax rate from 34 percent to 35 percent. The effect of the increase on the Company's financial statements for fiscal 1994 was $1,895,000 ($1,238,000 expense for the increase in net deferred tax liabilities, $118,000 expense due to an additional provision required for six months of fiscal 1993 and $539,000 additional expense for fiscal 1994).

Components of income tax expense are as follows:

Years Ended June 30                             1994        1993        1992
- - --------------------                          -------     -------     -------
Currently payable:                                              (in thousands)
  Federal................................     $20,368     $ 8,577     $ 4,124
  State..................................       3,431       2,205       1,254
                                              -------     -------     -------
                                               23,799      10,782       5,378
                                              -------     -------     -------
Deferred:
 Federal................................      $ 2,650     $ 3,978     $(3,766)
 State..................................          630         958        (752)
                                              -------     -------     -------
                                                3,280       4,936      (4,518)
                                              -------     -------     -------
    Total...............................      $27,079     $15,718     $   860
                                              =======     =======     =======

The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities are as follows:

    June 30                                         1994        1993
    --------                                      -------     -------
    Deferred tax assets:                                (in thousands)
      Allowances for doubtful accounts            $ 7,398     $ 6,879
      Publishing return reserves                    3,143       3,940
      Reserve for postretirement benefits,
        other than pensions                         5,710       5,257
      Other accrued liabilities                     8,374       7,800
      All other assets                             12,836      14,261
                                                  -------     -------
    Total deferred tax assets                     $37,461     $38,137
                                                  -------     -------
    Deferred tax liabilities:
      Subscription acquisition costs              $61,977     $60,037
      Accumulated depreciation                      6,314       8,327
      Accumulated trademark amortization            5,634       5,667
      Gains on sale of assets                       8,484       3,482
      Book deferred promotion expenses              3,738       2,402
      All other liabilities                         6,885      10,513
                                                  -------     -------
    Total deferred tax liabilities                $93,032     $90,428
                                                  -------     -------
    Net deferred tax liability                    $55,571     $52,291
                                                  =======     =======

No valuation allowance has been recorded for deferred tax assets as management believes it is more likely than not that those assets will be realized.

The differences between the effective tax rates and the basic U.S. federal income tax rate are as follows:

Years Ended June 30                              1994       1993       1992
- - --------------------                            ------     ------     ------
Expected income tax (basic rate) ............    35.0%      34.0%      34.0%
Impact of basic rate increase................     2.5         --         --
State income taxes,
 less federal income tax benefits............     4.9        6.1       18.1
Goodwill amortization........................     3.2        5.2       58.1
Tax-exempt interest..........................    (0.4)      (0.9)     (62.4)
Non-deductible equity loss - cable operations     3.5        2.9         --
Sale of television properties................    (1.8)        --         --
Other........................................     3.0       (1.5)      (0.8)
                                                 -----      -----      -----
  Effective income tax rate .................    49.9%      45.8%      47.0%
                                                 =====      =====      =====

9. Pension Plans and Postretirement Benefits


Pension Plans
- - -------------

The Company has noncontributory pension plans covering substantially all employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only benefits attributed to service to date but also for those expected to be earned in the future. Assets held in the plans are a mix of equity and debt securities. Benefits for non-bargained plans are determined based on length of service and compensation rates at retirement.
For bargained plans, benefits are determined based on negotiated accruals.

Net periodic pension cost includes the following components:

Years Ended June 30                              1994       1993       1992
- - --------------------                            ------     ------     ------
                                                              (in thousands)
Service cost - benefits earned during
 the period..................................   $3,033     $2,988     $2,903
Interest cost on projected benefit obligation.   3,854      3,973      4,543
Actual return on assets.......................  (3,749)    (5,883)    (4,862)
Net amortization and deferral.................   1,546      4,073      3,203
                                                ------     ------     ------
  Net periodic pension cost...................  $4,684     $5,151     $5,787*
                                                ======     ======     ======

*In addition, non-recurring items in fiscal 1992 included termination benefit expenses and settlement losses related to the early retirement program of $2,841,000 charged as restructuring costs and a settlement loss of $1,426,000 in other corporate charges.

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets:

                                      Assets Exceed      Accumulated Benefits
                                  Accumulated Benefits      Exceed Assets
June 30                              1994      1993        1994      1993
- - --------                            -------   -------    --------  --------
                                                              (in thousands)

Actuarial present value of benefit obligations:

  Vested benefit obligation........ $(1,801)  $(2,068)   $(43,119) $(39,106)
                                    =======   =======    ========  ========
  Accumulated benefit obligation... $(1,892)  $(2,105)   $(45,029) $(41,522)
                                    =======   =======    ========  ========
  Projected benefit obligation..... $(1,892)  $(2,105)   $(53,720) $(48,380)
Plan assets at fair value..........   2,205     2,161      39,044    31,158
                                    -------   -------    --------  --------
Projected benefit obligation less
 than (in excess of) plan assets...     313        56     (14,676)  (17,222)
Unrecognized net (gain) loss.......     (87)      164       2,387       234
Unrecognized net (asset) obligation    (255)     (285)      3,656     4,063
Unrecognized prior service cost....      (2)       (5)      3,288     3,941
Adjustment required to recognize
 minimum liability.................      --        --      (1,533)   (1,659)
                                    -------   -------    --------  --------
Pension liability recognized in
 the balance sheet................  $   (31)  $   (70)   $ (6,878) $(10,643)
                                    =======   =======    ========  ========


The weighted-average assumed discount rates used in determining the projected benefit obligation at June 30, 1994 and 1993 were 7.5 percent before retirement and 6.25 percent after retirement. The rate of increase used for future compensation levels at June 30, 1994 and 1993 was 6.0 percent. The weighted-average expected long-term rates of return on assets were 8.5 percent for fiscal 1994, and 9.0 percent for fiscal 1993.


Postretirement Benefits
- - -----------------------

The Company sponsors a defined health care plan and a defined life insurance plan which provide benefits to eligible retirees. The health plan is contributory with retiree contributions adjusted annually. A portion of the

Company's contribution is a fixed dollar amount based on age and years of service at retirement. The health insurance plan contains the cost-sharing features of coinsurance and/or deductibles. The life plan is paid for by the Company. Benefits under both plans are based on eligible status for retirement and length of service. Substantially all of the Company's employees may become eligible for these benefits upon reaching age 55 and having worked for the Company at least 10 years.

Effective July 1, 1991, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Cash payments related to retiree health and life benefits were $899,000 in fiscal 1994 and $1,185,000 and $709,000 in 1993 and 1992, respectively. In fiscal 1993, the
Company began funding its postretirement benefits through a 401(h) account. All assets are held in equity securities. Adoption of the rule in fiscal 1992 resulted in a reduction of net income for that year of $7.8 million, including a $7.3 million post-tax charge for the accumulated postretirement benefit obligation ($11.8 million) accrued as of July 1, 1991, which the Company recognized upon adoption.

A summary of the components of net periodic other postretirement benefit costs follows:

Years Ended June 30                              1994       1993       1992
- - --------------------                            ------     ------     ------
                                                              (in thousands)
Service cost - benefits earned during
 the period...................................  $  610     $  538     $  528
Interest cost on projected benefit obligation.   1,182      1,199        959
Actual return on assets.......................      (3)        (5)        --
Net amortization and deferral.................      50         42         --
                                                ------     ------     ------
  Net periodic postretirement benefit cost....  $1,839     $1,774     $1,487*
                                                ======     ======     ======


*In addition, $286,000 in termination benefit expense related to the special voluntary early retirement program was charged to 1992 earnings.

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets regarding postretirement benefits:

    June 30                                          1994       1993
    --------                                       --------   --------
    Accumulated benefit obligation                       (in thousands)
      Retirees.................................... $ (8,737)  $ (8,899)
      Active employees............................   (7,921)    (7,497)
                                                   --------   --------
        Total.....................................  (16,658)   (16,396)
    Plan assets at fair value.....................      283        135
                                                   --------   --------
    Accumulated benefit obligation in excess of
     plan assets..................................  (16,375)   (16,261)
    Unrecognized net loss ........................    2,159      2,839
                                                   --------   --------
    Postretirement benefit liability recognized
     in the balance sheet......................... $(14,216)  $(13,422)
                                                   ========   ========

The weighted-average assumed discount rate used in determining the actuarial present value of other postretirement benefits was 7.5 percent at June 30,1994 and 1993. The weighted-average annual assumed rate of increase in the health care cost trend rate for employees under age 65 was 15.0 and 16.0 percent for June 30, 1994 and 1993, respectively. It is expected to decrease by 1.0 percent annually to 6.5 percent in 2002 and remain at that level. For employees 65 and older, the assumed rate of increase was 12.0 and 13.0 percent at June 30, 1994 and 1993, respectively. It is expected to decrease by 1.0 percent annually to 6.5 percent in 1999 and remain at that level. By increasing the trend rate by one percentage point each year, the accumulated postretirement benefit obligation for retiree health benefits would increase as of June 30, 1994, and June 30, 1993, by $1,069,000 and $1,016,000,
respectively. The net periodic postretirement health care benefit cost would increase by $163,000 for both fiscal 1994 and 1993. The weighted-average rate of compensation increase used to determine the accumulated benefit obligation for life insurance benefits was 6.0 percent at June 30, 1994 and 1993. The weighted-average expected long-term rate of return on plan assets was 8.5 percent for fiscal 1994.

10. Acquisitions

The acquisition of North Central Cable Communications Corporation ("North Central"), a corporation operating cable television systems in the Minneapolis/St. Paul area, by Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners"), a limited partnership between Meredith/New Heritage Partnership and Continental Cablevision of Minnesota, Inc., for approximately $220 million, occurred on September 1, 1992. Meredith Corporation has a 70 percent indirect ownership in Strategic Partners through its wholly owned subsidiary, Meredith Cable, Inc. The acquisition was accounted for by the purchase method. From the acquisition date of September 1, 1992, North Central's revenues and net operating loss included in Meredith Corporation's Consolidated Statement of Earnings for the fiscal year ended June 30, 1993, were $35,778,000 and $(2,902,000) respectively.

A cable television system serving the Bismarck/Mandan, North Dakota, area was acquired by Meredith/New Heritage Partnership on January 1, 1992. This system was contributed to Strategic Partners at the time of the North Central acquisition, reducing the Company's indirect ownership interest in the North Dakota system to 70 percent.

Twelve months of operations for the cable television systems are included in the financial statements for fiscal 1994. The proforma effects (as if the acquisitions of the cable television systems occurred at the beginning of Meredith Corporation's 1993 and 1992 fiscal years) on selected income statement items are as follows:

Years Ended June 30                                   1993         1992
- - --------------------                                --------     --------
                                                            (in thousands)
Revenues......................................      $775,814     $746,202
                                                    ========     ========
Earnings (loss) before cumulative effect
 of change in accounting principle............      $ 17,235     $ (9,211)
Cumulative effect of change in accounting principle
 (SFAS no. 106, net of tax benefit of $4,475)             --       (7,300)
                                                    --------     --------
Net earnings (loss)...........................      $ 17,235     $(16,511)
                                                    ========     ========
                                                              (in dollars)
Net earnings (loss) per share of common stock:
Earnings (loss) before cumulative effect
 of change in accounting principle............      $   1.13     $   (.57)
Cumulative effect of change in accounting
 principle....................................            --         (.45)
                                                    --------     --------
Net earnings (loss) per share.................      $   1.13     $  (1.02)
                                                    ========     ========

Recognition of goodwill and non-competition agreements as intangible assets resulted from the purchase. Goodwill is being amortized over 40 years and non-competition agreements are being amortized over 5 years, both on straight-line bases.

In August 1994, the Company announced plans to acquire the assets of WSMV-TV, an NBC affiliate serving Nashville, Tennessee, from Cook Inlet Television Partners (see Note 16).


11. Sale of Properties

On December 26, 1993, the Company sold the net assets of WTVH, a CBS affiliate licensed to serve Syracuse, New York, and the common stock of a Company subsidiary that owned KSEE, an NBC affiliate licensed to serve Fresno, California, for a pre-tax gain of $11,997,000 ($8,197,000 post-tax).

The Company sold Metropolitan Home magazine to Hachette Publications, Inc., in November 1992. The Company sold the net assets of its Real Estate relocation operation to PHH Homequity Corporation in September 1991.

The gains or losses on these sales are included in net earnings for their respective year. If these sales had occurred on July 1 of the respective fiscal year, the impacts on the Company's consolidated revenues and earnings would not have been significant.


12. Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $7,727,000 in 1994; $7,824,000 in 1993; and $6,777,000 in 1992. Minimum rental commitments at June 30, 1994, under all noncancellable operating leases are payable as follows:
                                Land and        Machinery
Years Ended June 30             Buildings     and Equipment     Total
- - --------------------------------------------------------------------------
                                                            (in thousands)
1995..........................   $ 7,136        $    78        $ 7,214
1996..........................     4,995             52          5,047
1997..........................     1,122             15          1,137
1998..........................       924              6            930
1999..........................       548             --            548
Later years...................       624             --            624
                                 -------        -------        -------
  Total.......................   $15,349        $   151        $15,500
                                 =======        =======        =======

In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

Film rental contracts payable are noninterest-bearing, and the amounts due in the years after June 30, 1995, are $2,885,000 in 1996; $1,202,000 in 1997; and
$31,000 in 1998. The Company is also obligated to make payments under contracts for programs not currently available for use and, therefore, not included in the consolidated financial statements, in the amount of $19,006,000 at June 30, 1994 ($20,219,000 at June 30, 1993). The portion of these payments due in succeeding years is $4,893,000 in 1995; $6,323,000 in 1996; $4,723,000 in 1997; $2,161,000 in 1998; and $906,000 thereafter.

The purchase agreement related to the acquisition of North Central by Strategic Partners provides for contingent payments to the former owners if actual cash flows exceed certain targeted cash flows. There were no contingent payments owed for fiscal 1994 or 1993. None are expected to be paid in the near future (see Note 5).

The Company has been advised by Strategic Partners that it believes it has complied in all material respects with the provisions of the Cable Television Consumer Protection and Competition Act of 1992 including rate setting provisions. However, since Strategic Partners' rates for regulated services are subject to review, Strategic Partners may be subject to a customer refund liability. The amounts of refunds, if any, which could be payable by Strategic Partners, in the event that rates are successfully challenged by franchising authorities, is not currently estimable.

Strategic Partners has programming agreements with three cable commissions to provide local programming. These agreements require annual payments of approximately $1 million (see Note 15).

The Company received federal income tax deficiency notices relative to its 1986 through 1990 tax years. Generally, the claimed deficiencies related to the amortization of intangibles and other matters connected with the acquisition of Ladies' Home Journal magazine. The Company contested these deficiencies in the United States Tax Court. On March 14, 1994, Meredith Corporation received a favorable decision from the Tax Court. The dominant issue, determined in favor of the Company, involved the tax basis and ability to amortize the Ladies' Home Journal subscriber relationships. Because the Tax Court applied the 1993 decision of the United States Supreme Court in Newark Morning Ledger Co. v. United States to the facts of the Company's case, management believes an appeal by the Internal Revenue Service of the Tax Court's opinion is unlikely. The appeal period will expire as of September 16, 1994. Absent appeal, the Company will have no remaining exposure to the $12 million potential tax cost that was previously reported and will recognize a material and favorable impact on net earnings for the first quarter of fiscal 1995.

See Note 16 regarding the Company's plan to purchase WSMV-TV.

In the opinion of management, all other existing litigation and claims are not considered to be material in relation to the Company's financial position.


13. Selected Quarterly Financial Data (unaudited)

                            First(a)  Second(b)  Third    Fourth(c)
Year Ended June 30, 1994    Quarter   Quarter   Quarter   Quarter    Total
- - ------------------------    --------  --------  --------  --------  --------
                                                              (in thousands)
Operating Revenues.......   $182,291  $204,630  $205,763  $206,842  $799,526
                            ========  ========  ========  ========  ========
Income from Operations...   $ 11,885  $  9,475  $ 16,758  $ 11,519  $ 49,637
                            ========  ========  ========  ========  ========
Net Earnings.............   $  3,444  $ 11,504  $  7,216  $  4,990  $ 27,154
                            ========  ========  ========  ========  ========

                                                                 (in dollars)
Net Earnings Per Share...      $ .24     $ .80     $ .51     $ .36     $1.91
                            ========   =======  ========  ========  ========

                              First    Second     Third    Fourth
Year Ended June 30, 1993     Quarter   Quarter   Quarter   Quarter    Total
- - ------------------------    --------  --------  --------  --------  --------
                                                               (in thousands)
Operating Revenues.......   $177,449  $190,120  $198,718  $202,561  $768,848
                            ========  ========  ========  ========  ========
Income from Operations...   $  6,555  $ 10,946  $ 12,331  $ 11,077  $ 40,909
                            ========  ========  ========  ========  ========
Net Earnings.............   $  3,441  $  4,709  $  5,352  $  5,124  $ 18,626
                            ========  ========  ========  ========  ========

                                                                 (in dollars)
Net Earnings Per Share...      $ .22     $ .31     $ .35     $ .34     $1.22
                            ========  ========  ========  ========  ========

(a) First quarter earnings were reduced by $1,356,000 due to the impact of the federal income tax rate increase on deferred taxes and the prior-year tax provision (see Note 8).
(b) Second quarter earnings were reduced by a $4,800,000 pre-tax charge to operations for a non-recurring item (see Note 7). A pre-tax gain of $11,997,000 on the sale of two broadcast television properties was also recorded in the second quarter (see Note 11).
(c) Fourth quarter earnings were reduced by $2,584,000 in net pre-tax charges to operations for non-recurring items (see Note 7).

14. Industry Segment Information

See Financial Information about Industry Segments in Part I, Item 1(b) of this Form 10-K for the fiscal year ended June 30, 1994.



15. Cable Franchise Agreements

The cable television operations have nonexclusive franchise agreements with cable commissions in their areas. The Minnesota system's agreements are with six cable commissions and expire from 1997 to 2001. The North Dakota system's agreements are with two cable commissions and expire in 2011 and 2013. These franchise agreements require the payment of fees, generally 5 percent of operating revenues. Additionally, certain franchise agreements require Strategic Partners to provide community television programming. Strategic Partners has entered into programming agreements with three cable television commissions in Minnesota to provide certain local community cable television programming. These agreements require annual payments of approximately $1 million (generally adjusted annually by consumer price index based escalator clauses) and are effective for the term of the franchise agreements and any renewals thereof. Cable management believes that its operations are materially in compliance with the terms of the franchise agreements in each of the municipalities in which it offers cable television services (see Note 12).



16. Subsequent Event

On August 19, 1994, the Company announced that it reached an agreement to acquire the assets of WSMV-TV, an NBC affiliate in Nashville, Tennessee, from Cook Inlet Television Partners, L.P. The Company will pay $159 million for WSMV-TV and plans to acquire the television station using cash and debt financing. The acquisition is expected to close in January 1995, pending Federal Communications Commission and other regulatory approvals. Nashville is the country's 33rd largest television market.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Part IV,
Item 14(a)2 herein. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries at June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Des Moines, Iowa
August 1, 1994, except for Note 16
  as to which the date is August 19, 1994.

                           REPORT OF MANAGEMENT






Meredith management is responsible for the integrity and objectivity of the financial information included in this report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles appropriate in the circumstances. Accordingly, management has made informed judgments and estimates necessary to properly reflect current business activity.

To meet management's responsibility for financial reporting, internal control systems and accounting procedures are designed to provide reasonable assurance as to the reliability of financial records. In addition, the internal audit staff monitors and reports on compliance with Company policies, procedures and internal control systems.

The consolidated financial statements have been audited by independent auditors. In accordance with generally accepted auditing standards, the independent auditors obtained a sufficient understanding of the Company's internal control structure to plan their audit and determine the nature, timing and extent of tests to be performed. The Audit Committee of the Board of Directors meets with the independent auditors, management and internal auditors to review accounting, auditing and financial reporting matters. To ensure complete independence, the independent auditors have full and complete access to the Audit Committee, with or without the presence of management representatives.



Larry D. Hartsook
Vice President - Finance

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


       Results of Operations:  Fiscal 1994 Compared with Fiscal 1993


Meredith Corporation net earnings for the year ended June 30, 1994, were $27,154,000, or $1.91 per share. Net earnings included a gain of $11,997,000 ($8,197,000 post-tax or 57 cents per share) on the dispositions of the Syracuse and Fresno television properties and a charge of $7,384,000 ($3,987,000 post-tax or a negative 28 cents per share) for non-recurring items. Excluding the post-tax impacts of the gain on dispositions and non-recurring items, comparable earnings were $22,944,000, or $1.62 per share, a 33 percent increase from prior-year earnings per share of $1.22 (earnings of $18,626,000). All operating groups, except cable, contributed to this increase. Twelve cents of the comparable per-share increase resulted from fewer shares outstanding due to shares repurchased by the Company.

The net assets of WTVH, a CBS affiliate licensed to serve Syracuse, New York, and the common stock of a Company subsidiary that owned KSEE, an NBC affiliate licensed to serve Fresno, California, were sold to Granite Broadcasting Corporation in December 1993. The effect on fiscal 1994 consolidated advertising revenues and profits was not material when compared with the prior year. However, Broadcast Group assets declined approximately 15 percent due to the sale.

The Company received tax assessments in the second quarter of fiscal 1994 related to discontinued operations sold in prior years. At that time, a non-recurring pre-tax charge of $4.8 million was recorded to establish a reserve for possible tax liabilities. In the fourth quarter, favorable resolution of an assessment (at no tax cost to the Company) led to the reversal of $3 million of the reserve. The Company continues to protest the remaining assessment but believes the reserve is sufficient to cover any potential liability.

Also in the fourth quarter, the Company announced that KPHO, its independent station in Phoenix, will affiliate with CBS in September 1994 and WNEM, its NBC affiliate serving Flint/Saginaw/Bay City, Michigan, will affiliate with CBS in fiscal 1995. Due to the planned affiliation of KPHO with CBS, the future values of license agreements for owned programming rights were reviewed. As a result, management determined it was necessary to record a non-recurring pre-tax charge of $5,584,000 in the fourth quarter to write-down certain KPHO film assets.

The Company reported record revenues in fiscal 1994 of $799,526,000, a four percent increase from prior-year revenues of $768,848,000. Factors contributing to the increase included higher magazine circulation revenues, an additional two months of revenue from the Minnesota cable television system (purchased in September 1992), and increased retail and direct response book sales volumes.

Fiscal 1994 income from operations was $49,637,000 compared with $40,909,000 in the prior year. The operating margin rose from 5.3 percent of net revenues last year to 6.2 percent in the current year, despite the negative effect of non-recurring items. Excluding the effect of non-recurring items, the operating margin was 7.1 percent, a 34 percent increase from the comparable prior-year margin.

Production, distribution and editorial expenses, as a percentage of revenues, declined from 42 percent in fiscal 1993 to 41 percent in fiscal 1994, primarily due to lower programming expense at the broadcast television stations.

Selling, general and administrative expenses also declined as a percentage of revenues, from 49 percent in fiscal 1993 to 48 percent in fiscal 1994. A favorable adjustment to accrued music license fees in the Broadcast Group, based on an industry settlement with ASCAP/BMI (American Society of Composers, Authors & Publishers and Broadcast Music Industry) was the single biggest factor. Other significant factors included lower promotion expenses in the Book Group and lower administrative expenses due to relocating Craftways operations from California to Des Moines in fiscal 1993.


A discussion of results by segment follows:

Publishing: Revenues in the Magazine Group increased four percent from fiscal 1993 to a record level. Magazine advertising revenues from on-going titles increased four percent from the prior year (excluding the revenues of Metropolitan Home magazine, sold in November 1992). Advertising revenues were down slightly at Better Homes and Gardens and Ladies' Home Journal magazines primarily due to fewer ad pages. These declines were more than offset by increased ad revenues in most of the Company's other titles. Increases of more than 20 percent were reported by Traditional Home, Country America and Golf For Women magazines, and the American Park Network collection of visitor guides, primarily due to additional ad pages. These publications also reported a higher net revenue per page. The strength in the Company's advertising page sales has continued into the first quarter of fiscal 1995.

Circulation revenues in the Magazine Group increased seven percent when compared with the prior year. Higher newsstand sales volume of the Better Homes and Gardens Special Interest Publications was the biggest factor in the increase. Newsstand sales of several new Ladies' Home Journal special issues and higher subscription revenues, due to increased sales volume of newer titles including Better Homes and Gardens American Patchwork & Quilting, also contributed.

Record operating profits were reported in the Magazine Group for the second consecutive year. Operating profits increased 12 percent over the prior year's record performance. Increased ad revenues for many titles and improved newsstand sales and profits for the Group were the most significant factors in the profit improvement. Results for the Better Homes and Gardens Special Interest Publications, Ladies' Home Journal (including special issues) and Traditional Home magazine benefited from increased newsstand profits.
Increased advertising revenues contributed to the profit improvements of Country America, Traditional Home, Successful Farming, Country Home and American Park Network. Profits in the prior year were held down by a loss on Metropolitan Home magazine and by moving costs associated with relocating Craftways magazine operations to Des Moines.

Profits were down in the custom publishing area due to start-up costs associated with Crayola Kids (a magazine aimed at children ages 3 to 8 and their parents that is published under a license from Binney & Smith Properties, Inc.) and lower profit margins on periodical and premium sales. Better Homes and Gardens magazine reported a slight decline in profits due to fewer advertising pages.

Total Book Group revenues were essentially unchanged from the prior year. Consumer book revenues were up six percent due to increased sales volume in the retail marketing and direct response operations, partially offset by lower sales volume in the book clubs due to planned downsizing. This increase was offset by a decline in revenues in Craftways operations due to lower volumes.

Book Group operating results showed improvement from fiscal 1993. Record profits in the Group's retail marketing operations reflected increased sales of both new and backlist titles. The sales volume increase included a major sale of gardening titles to Wal-Mart Stores, Inc., that coincided with the January opening of the Better Homes and Gardens Garden Centers in more than 2,000 Wal-Mart stores nationwide. The book clubs reported improved results due to lower manufacturing, delivery and promotion expenses. Cost savings associated with the consolidation of Craftways editorial and marketing operations with Book Group operations in Des Moines also contributed to the Group's improved results.

Operating results in the direct response area showed little change from the prior year, despite the growth expected from this business. Lower-than-expected response rates have continued to hold back the Group's direct response business. Efforts are continuing to develop more effective ways to use the Company's 63 million-name database and to improve product research and development for direct response.

The Company began to realize revenues and profits from its licensing agreement with Wal-Mart Stores, Inc., in fiscal 1994 related to the Better Homes and Gardens Garden Centers.

Paper and postage are significant and essential expenses in the Publishing segment. Paper prices have been fairly stable over the past year due to soft market conditions and increased international competition. The Company does not expect to experience a shortage of paper in the foreseeable future. However, the paper market has recently tightened and price increases could occur. A price increase estimated at 5 to 10 percent is possible in the first half of fiscal 1995. The Company also anticipates a postal rate increase in fiscal 1995.

Broadcast: Broadcast Group revenues in fiscal 1994 declined slightly from the prior year due to the sale of two television stations in December 1993. Revenues at the five remaining television stations increased eight percent from comparable prior-year revenues due to overall increases in local and national advertising revenues. Each of the five stations recorded increased advertising revenues in fiscal 1994. The growth primarily reflected increased market demand for advertising resulting in higher spot rates. KPHO in Phoenix reported the biggest increase with double-digit percentage gains in both local and national advertising revenues. A stronger sales effort and an improving economy in the Phoenix market contributed to the increase. The strength in the Company's television advertising sales has continued into the first quarter of fiscal 1995.

Profits increased 16 percent in the Broadcast Group despite a non-recurring charge of $5,584,000 for the write-down of certain film assets at KPHO. Upon becoming a network affiliate, approximately one-half of its programming hours will be supplied by CBS. WNEM, an NBC affiliate serving the Flint/Saginaw/Bay City, Michigan, market, also plans to change affiliation to CBS during fiscal 1995. There will be initial increases in promotion and marketing expenses at both stations. In addition, KPHO will add staff and incur costs associated with expanding its news department. Management believes these changes will strengthen the Broadcast Group. In particular, management expects the CBS affiliation in Phoenix to have a favorable long-term effect on Broadcast Group revenues and profits.

Excluding the non-recurring charge, Broadcast Group profits increased 50 percent from fiscal 1993. Advertising revenue increases at the five remaining stations, along with lower programming expenses and music license fees, resulted in the profit increase. Programming costs have been held down by a combination of cost-saving measures, including the purchase of more first-run programming. This trend is expected to continue in fiscal 1995. The favorable adjustment to accrued music license fees reflected the settlement between the broadcast industry and ASCAP/BMI. As with revenues, KPHO reported the most substantial improvement in operating results of the five stations, primarily due to the revenue increase and lower programming expense.

In August 1994, the Company announced plans to purchase WSMV-TV, an NBC affiliate serving Nashville, Tennessee, for $159 million. The purchase from Cook Inlet Television Partners, L.P. is expected to close in January 1995, subject to Federal Communications Commission and other regulatory approvals. Nashville is the country's 33rd largest television market. Broadcast Group revenues and profits are expected to increase due to the purchase.

Real Estate: Revenues increased four percent in the Real Estate Group, while profits showed significant improvement from fiscal 1993. Transaction fees, the revenues generated by members' sales volume, increased nine percent due to continued strength in the residential housing market and record gross commission income of the member firms. Revenues from the sale of ancillary products and services also increased, primarily due to higher volumes. A decline in joining fees partially offset other revenue increases. Improved profits for the Group primarily reflected the revenue increases and lower administrative and bad debt expenses.

The residential home resale market has been very strong in the last few years, due in part to the availability of low interest rate home mortgages. Recent increases in home mortgage interest rates could contribute to a slowdown in home sales, leading to lower commission income for members and thus, lower fees paid to the Group.

Cable Television: An 18 percent increase in revenues for the cable television operations primarily reflected the timing of the Minnesota system acquisition on September 1, 1992. This system is the larger of two cable television systems of which the Company indirectly owns approximately 70 percent. At June 30, 1994, the two cable television systems served a total of 133,000 subscribers. Subscriber counts increased five percent at the Minnesota system and three percent at the Bismarck system during fiscal 1994. Basic subscriber penetration rates also increased at both systems, as did the percentage of subscribers receiving pay services. However, average revenue per subscriber was down slightly due to the effect of government re-regulation of cable pricing in September 1993.

The decline in average revenue per subscriber, increased programming costs and expenses associated with rate re-regulation resulted in lower operating profits (before interest expense) for the cable television systems. Increased amortization of acquisition expenses (associated with the Minnesota system purchase) and increased depreciation expense also contributed to the decline. Interest expense pertaining to the cable television segment increased due to timing of the Minnesota system acquisition and bank fees paid to buy-out interest rate contracts. Thus the cable operations experienced a larger net loss in fiscal 1994.

In April 1993, the Federal Communications Commission (FCC) adopted new federal standards for local franchise regulation of cable television rates. These regulations were effective on September 1, 1993, and required cable television systems operating above a price benchmark average to reduce rates from their September 30, 1992, level. In May 1994, revised benchmark regulations were adopted by the FCC requiring cable television systems to further reduce rates from September 1992 levels or to new benchmarks. (Rates can be adjusted in the future for certain costs and inflation.) Cable management believes it has complied in all material respects with federal standards. Operating cash flows for the cable operations are expected to decline approximately six percent in fiscal 1995 due to the additional rate regulations.

The cable industry outlook has changed considerably since the Company decided to invest in the cable partnership in the fall of 1991. Re-regulation of cable pricing, changes in cable technology and competitive developments are the primary factors affecting the industry. In light of these changes, the Company is evaluating its options in relation to its continued investment in cable television. The cable television systems have been listed for sale;
however, a formal plan of disposal has not yet been adopted. Although selling the systems is the most likely strategy, the Company is also considering other arrangements. Whatever alternative is selected, the Company believes it will materially recover its investment.

Other: The increase in fiscal 1994 interest expense primarily reflects two additional months of debt financing versus fiscal 1993 related to the timing of the Minnesota cable television system acquisition. Corporate nonoperating expenses increased from fiscal 1993 mostly due to non-recurring charges, reserves for certain corporate assets and a $1.4 million write-down of a building to its estimated realizable value. The building write-down resulted from the decision to consolidate Des Moines employees in one location with the construction of a new building next to the current Company headquarters. Construction is expected to begin in fiscal 1996.

In the third quarter of fiscal 1994, the Company received a favorable ruling regarding the Ladies' Home Journal tax case. The appeal period, with respect to the Tax Court's decision, expired on September 16, 1994 and the Company has no remaining exposure to the $12 million potential tax cost that was previously reported. Approximately $12 million (post-tax benefit, including interest) will be received by the Company as a result of the favorable decision in this case. A portion of this judgment (that related to current versus deferred tax benefits) will be recognized in the first quarter of fiscal 1995.

The effective tax rate for fiscal 1994 exceeds the prior-year rate primarily due to the increase in the federal corporate tax rate enacted in August 1993. Accounting rules require that the effect of a tax rate change on deferred tax items be reflected in earnings in the period the change is enacted. The effect of the increased corporate tax rate was to reduce fiscal 1994 earnings per share by 13 cents. The Company's effective tax rate also increased versus the prior year due to the increased loss of the cable operations. Most of Meredith's share of these losses are non-deductible to the Company. These increases were partially offset by the favorable tax effect from the disposition of the broadcast television stations.

In the fiscal 1992 fourth quarter, the Company recorded a charge for non-recurring items that consisted primarily of restructuring charges and costs associated with downsizing and repositioning the Book Group's direct mail operations. Restructuring charges were related to the Company's special voluntary early retirement program and other selective job eliminations. As of June 30, 1994, most of the restructuring costs previously reserved had been paid. The number of employees in the Company's work force remains below the comparable level prior to restructuring. Special charges were also recognized for the write-down of Book Group product inventory and promotional costs (primarily due to the new focus and direction of the book clubs) and certain other assets of the Company. As expected, book club revenues have declined and operating results have improved. No further write-downs, other than ordinary operating charges, have been required.



       Results of Operations:  Fiscal 1993 Compared with Fiscal 1992


Fiscal 1993 net earnings were $18,626,000, or $1.22 per share. This compared with the fiscal 1992 net loss of $6,331,000, or a negative 39 cents per share. Fiscal 1992 results were affected by the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and the recognition of non-recurring items. Excluding these factors, fiscal 1992 earnings were

$17,326,000, or $1.07 per share. The fiscal 1993 increase in comparable earnings reflected improved performance in Publishing. The Magazine Group reported record profits and the Book Group showed significant improvement from fiscal 1992 results. These improvements were partially offset by the negative effect of the Company's investments in cable television. A lower number of shares outstanding, due to the Company's share repurchase program, added seven cents to earnings per share in fiscal 1993.

The Company adopted SFAS No. 106 on the immediate recognition basis effective July 1, 1991. The cumulative effect of this change in accounting principle was a negative post-tax impact of $7,300,000, or 45 cents per share. Non-recurring items recognized in the fourth quarter of fiscal 1992 had a negative post-tax impact of $16,357,000, or $1.01 per share. These items consisted of restructuring charges ($12,983,000 pre-tax), costs associated with downsizing and repositioning the Book Group's direct mail operations ($10,000,000 pre-tax) and other corporate charges ($3,400,000 pre-tax).

Net revenues were $768,848,000 for the year ended June 30, 1993. This represents a nine percent increase from fiscal 1992 revenues of $706,662,000. The acquisition of a cable television system in the Minneapolis/St. Paul area on September 1, 1992, by a partnership in which the Company has an indirect ownership interest, was the most significant factor in the increase. Higher Magazine Group revenues also contributed.

Income from operations was $40,909,000 in fiscal 1993. This compares with income from operations, before non-recurring items, of $22,611,000 in the prior year. Revenue increases and reduced production, distribution and editorial (PD&E) expenses were the primary factors in the improvement.

PD&E expenses declined from 46 percent of revenues in fiscal 1992 to 42 percent of revenues in fiscal 1993. This decrease was caused by lower magazine production costs, reduced editorial staff levels (primarily from the fiscal 1992 restructuring efforts), lower book inventory operating reserves and reduced broadcast film expense. PD&E expenses account for a relatively low percentage of revenues in the cable operations as compared with the Company's other segments. Therefore, the growth of cable operations also contributed to the decline in PD&E expenses as a percentage of total revenues.

Selling, general and administrative expenses increased by approximately $31 million but remained constant as a percentage of revenues. The primary factors in the overall increase were the cable television acquisitions and increased magazine circulation costs, mostly related to the growth of newer titles.

The $15 million increase in depreciation and amortization expense, up one percent of revenues, reflected the impact of cable television acquisitions.

As expected, savings of approximately $8 million were realized in fiscal 1993 from the prior-year reductions in the Company's work force.


A discussion of results by segment follows:

Publishing: Revenues in the Magazine Group increased five percent from fiscal 1992 primarily due to increases in advertising, subscription and other revenues. The increase in advertising revenues reflected strong advertising page gains by most titles. Total ad pages for comparable titles increased seven percent, a gain of more than 400 pages. These figures exclude the ad pages of Metropolitan Home, the upscale shelter magazine that was sold in November 1992. Increased per copy subscription revenue for Better Homes and Gardens and Ladies' Home Journal combined with the growth of newer magazines to cause the increase in subscription revenues. One of the fastest-growing titles was Country America, which grew from a circulation base of 700,000 in fiscal 1992 to 1 million in February 1993. Better Homes and Gardens American Patchwork & Quilting, introduced with the April 1993 issue, and Decorative Woodcrafts, new in fiscal 1992, also contributed to the new title growth in subscription revenues. Continued growth in Meredith Custom Marketing led to increased revenues, including a multi-faceted sale to Chrysler Corporation.

The Magazine Group experienced record profits in fiscal 1993 as operating profits increased more than 30 percent from fiscal 1992. Much of the improvement can be attributed to the strong performances of the Company's two largest titles: Better Homes and Gardens and Ladies' Home Journal. These magazines recorded advertising revenue gains of eight and six percent, respectively. When combined with favorable production costs, the result was record profits for both titles. The same factors contributed to double-digit percentage growth in profits for Better Homes and Gardens Special Interest Publications, WOOD and Midwest Living. Improved results from three newer titles, Country America, Traditional Home and Decorative Woodcrafts, also contributed to the Group's profit increase. Fiscal 1992 profits were held down by expenses related to the discontinuation of a British version of Metropolitan Home.

Craftways, which publishes Cross Stitch & Country Crafts magazine, and American Park Network were the only Magazine Group operations suffering significant declines in performance in fiscal 1993. Craftways operations were moved from California to the Company's headquarters in Des Moines, Iowa, in the spring of 1993. Expenses related to the move were the major factor contributing to the decline in Craftways performance. Lower ad revenues were the primary factor in the profit decline at American Park Network.

Book Group revenues were up more than one percent versus fiscal 1992 as declines due to downsizing were offset by increases in other areas. As expected, gross revenues in the book club and syndication operations declined. However, fewer product returns lowered the impact on net revenues. These changes reflected the strategic repositioning and downsizing of operations in the past two years which led to the recognition of non-recurring items in fiscal 1992. The direct response and retail marketing operations experienced increased revenues over fiscal 1992. An increased number of product offerings boosted revenues in direct response. Higher sales of backlist titles and lower product returns were primary factors in the retail marketing revenue increase.

Book Group operating results improved significantly in fiscal 1993. Much of the improvement was due to the $10 million pre-tax charge for non-recurring items recorded in fiscal 1992 for the write-down of inventory and promotional costs related to the downsizing of direct mail operations. No write-downs of Book Group inventory, other than ordinary recognition of obsolete and dated materials, occurred in fiscal 1993. Book club results reflected the benefits of downsizing through reduced spending for recruitment of new members. Fewer product returns and lower bad debt rates resulting from a more targeted membership base also contributed to the improvement. Record retail marketing profits occurred due to increased net sales and lower costs of sales, especially the cost of damaged returns. Reduced staff levels, particularly in editorial areas, were also a factor in the improved Book Group results.

Despite a significant increase in revenue, direct response results were down compared with fiscal 1992. Increased promotion spending (due to new product testing), higher bad debt and product return rates and increased database expense caused the decline.

As anticipated, the Company's net investment in the Book Group at June 30, 1993, remained below the level achieved following the fiscal 1992 write-downs.

Paper is an essential raw material in the Publishing segment and represents a significant expense. Softness in the paper market and successful negotiations with suppliers brought paper prices in fiscal 1993 below the level paid in fiscal 1992.

Broadcast: Fiscal 1993 was a year of mixed results in the Broadcast Group. National advertising revenues, which showed improvement late in fiscal 1992, declined sharply in the southern and western markets in the fiscal 1993 second quarter. Soft conditions continued through the remainder of fiscal 1993. The Las Vegas and Phoenix markets were particularly hard hit. Local revenues were weak in most markets through the first half of the year, but rallied in the second half. Only KSEE, the group's NBC affiliate in Fresno, finished fiscal 1993 with local revenues appreciably below fiscal 1992. Overall, Broadcast Group revenues were down slightly from fiscal 1992 with four of the Company's seven television stations reporting lower revenues.

Broadcast Group operating profits also were down slightly in fiscal 1993. Increased employee benefits expense and decreased revenues caused the decline in profits. Partially offsetting these factors were lower programming costs due to increased use of first-run programming. As with revenues, results were mixed at the stations, with three stations posting improvements over fiscal 1992.

Real Estate: Revenues in the Real Estate Group increased slightly over fiscal 1992. Increases in custom product and publication sales, and higher joining and franchise fees more than offset the decline in revenues resulting from the fiscal 1992 sale of the relocation operation. Real Estate Group earnings, including interest income, increased three percent in fiscal 1993 primarily due to the increase in revenues.

Cable Television: Cable revenues, assets and operating profits before interest expense increased substantially in fiscal 1993 due to the timing of acquisitions. Fiscal 1993 results included 10 months of operations for the Minnesota system and a full year of operations for the North Dakota system. (Fiscal 1992 included only six months of operations for the North Dakota system.) At June 30, 1993, the two cable television systems served a total of 127,000 subscribers. Basic subscriber penetration rates in the North Dakota system exceeded the national average of approximately 61 percent. In addition, more than half of those homes also subscribed to pay services. The cable television system owned in the Minneapolis/St. Paul area was one of the leaders in subscribers and penetration rates in that market due to customer service and promotional efforts. Interest expense and amortization of intangibles associated with the purchase of the Minnesota cable television system resulted in a fiscal 1993 loss for the cable operations.

Other: Unallocated corporate expenses declined significantly in fiscal 1993 due to the recognition of non-recurring items in fiscal 1992. Excluding these non-recurring charges, there was no material change in the level of corporate expenses.

Interest expense increased by more than $9 million in fiscal 1993 due to the cable partnership's interest expense. Interest income declined from fiscal 1992 due to lower interest-earning cash balances. Cash balances were down due to the Company's increased investment in the cable television partnership, stock repurchases, payments to the Company's pension plans and the payment of severance and early retirement packages from the fiscal 1992 restructuring efforts.

A lower effective tax rate in fiscal 1993 primarily reflected increased earnings. This effect was partially offset by a decline in tax-exempt interest income and the net loss on the Minnesota cable television operation (providing no tax benefit to the Company).

            Liquidity, Capital Resources and Capital Expenditures


Cash and cash equivalents increased by $19,388,000 to $37,957,000 at June 30, 1994, compared with a decrease in cash of $23,764,000 in fiscal 1993. The increase primarily resulted from the sale of two broadcast television properties and the prior-year's investment in the cable partnership, less increased share repurchases.

The Company purchased approximately 1,192,000 shares of its common stock at an average price of $39.30 per share in fiscal 1994. In fiscal 1993, approximately 1,050,000 shares were purchased at an average price of $27.66 per share. As of June 30, 1994, up to 280,000 additional shares may be repurchased under an existing authorization by the Board of Directors. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting.

The Board of Directors increased the quarterly dividend by 12 percent, or two cents per share, to 18 cents per share with dividends payable on March 15, 1994. On an annual basis, the effect of this quarterly dividend increase of two cents per share would be to increase dividends paid by approximately $1 million at the current number of shares outstanding.

Meredith/New Heritage Strategic Partners, L.P., ("Strategic Partners") has term loan payments due to banks of approximately $11 million in fiscal 1995. Borrowings are secured by the partnership interests and assets of Strategic Partners. This debt is non-recourse to Meredith Corporation. The operating cash flows of Strategic Partners may not provide sufficient funds to meet the payment terms of the loan agreements without the sale of part or all of its cable television systems or an amendment to the loan agreement amortization schedule. (Strategic Partners is currently exploring the disposition of its cable television systems.) Under the terms of the loan agreement, the proceeds from any sale of cable television assets must be applied to reduce outstanding borrowings. The first payment is due September 30, 1994. Although a formal request has not been made, the lenders have indicated they would support a request to extend the amortization period or to postpone future scheduled payments in light of Strategic Partners' efforts to sell its assets in part or in whole. Strategic Partners' management intends and believes it will be able to execute an amendment to the loan agreement to modify the amortization schedule.

Strategic Partners is prohibited by this loan agreement to make dividend payments or any distributions to the partners except for specified payments under certain conditions that would not cause a default under the loan agreement. The restricted net assets reflected in the Company's Consolidated Balance Sheet at June 30, 1994, totalled approximately $91 million. This restriction has not had, and is not expected to have, any impact on the Company's ability to meet its cash obligations.

Capital expenditures in fiscal 1994 increased by approximately 30 percent over fiscal 1993 levels. This increase was primarily due to the timing of the Minnesota cable television system acquisition. All planned expenditures in the cable television systems occur in the ordinary course of business. No material commitments for expenditures to upgrade the cable distribution systems have been made. The Company also increased capital spending for new and upgraded computer networks for the purpose of reducing long-term processing costs. In June 1994, the Company announced plans to construct a new building near its current headquarters. This will allow consolidation of all Des Moines-based personnel in one campus. The building and related improvements are expected to cost approximately $36 million and will be financed through operating cash flows or borrowings. Construction is targeted to begin in fiscal 1996 and be completed in fiscal 1998. The Company has made no other material commitments for capital expenditures.

The purchase of WSMV-TV for $159 million, as announced in August 1994, will utilize cash and debt financing. The Company is currently working with a group of banks to arrange necessary financing.

At this time, management expects that cash on hand, plus internally-generated cash flow, will provide funds for capital expenditures, cash dividends and other operational cash needs for foreseeable periods. Short-term lines of credit will be used on an as-needed basis for short-term working capital needs. The Company does not expect the need for any long-term source of cash to meet working capital requirements.



                             Cash Dividends

Cash dividends of $9,677,000 were paid in fiscal 1994. This was a one percent decline from the prior year due to shares repurchased by the Company. An increase in the per-share amount of the quarterly dividend, effective in the third quarter, partially offset the impact of fewer shares outstanding.

                                                                  Schedule III
                             MEREDITH CORPORATION
                 Condensed Financial Information of Registrant
                            June 30, 1994 and 1993

                          Balance Sheets (Unaudited)

                                    Assets


                                                       June 30      June 30
                                                         1994         1993
                                                       --------     --------
                                                              (in thousands)
Current assets:
 Cash and cash equivalents                             $ 30,758     $ 14,655
 Marketable securities                                   12,178       21,422
 Receivables, net                                        73,525       71,968
 Inventories                                             33,908       31,245
 Supplies and prepayments                                17,990       17,696
 Subscription acquisition costs                         102,040       95,983
 Film rental costs                                        7,239       15,750
                                                       --------     --------
Total current assets                                    277,638      268,719
                                                       --------     --------
Property, plant and equipment (at cost)                 140,776      159,729
 Less accumulated depreciation                          (91,813)    (101,444)
                                                       --------     --------
Net property, plant and equipment                        48,963       58,285
                                                       --------     --------
Investment in unconsolidated subsidiaries
 (other than cable)                                      35,970       37,488
Investment in cable subsidiary                           90,579       95,675
Deferred film rental costs                                3,874       12,073
Deferred subscription acquisition costs                  65,276       71,841
Other assets                                             22,240       23,083
Goodwill and other intangibles
 (at original cost less accumulated amortization)       110,641      122,512
                                                       --------     --------

Total assets                                           $655,181     $689,676
                                                       ========     ========


See disclosures regarding material contingencies and long-term obligations in Notes 5 and 12 to the Consolidated Financial Statements.

                       Balance Sheets (Unaudited) continued

                       Liabilities and Stockholders' Equity

                                                       June 30      June 30
                                                         1994         1993
                                                       --------     --------
                                                              (in thousands)
Current liabilities:
 Current portion of long-term film rental contracts    $  6,683     $ 10,229
 Accounts payable                                        32,184       38,830
 Accrued taxes and expenses                              49,015       48,713
 Unearned subscription revenues                         140,230      134,108
 Deferred income taxes                                   16,455       20,265
                                                       --------     --------
Total current liabilities                               244,567      252,145
                                                       --------     --------
Long-term film rental contracts                           4,118        5,638
Unearned subscription revenues                           88,762       95,452
Deferred income taxes                                    36,191       29,749
Other deferred items                                     23,782       22,596
                                                       --------     --------
Total liabilities                                       397,420      405,580
                                                       --------     --------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares:  none issued
 Common stock, par value $1 per share                    10,119       11,130
  Authorized 50,000,000 shares; issued and outstand-
   ing 10,119,165 in 1994 and 11,129,726 shares in
   1993 (net of treasury shares, 5,763,328 in 1994
   and 4,645,420 shares in 1993)
 Class B stock, par value $1 per share, convertible to    3,602        3,704
   Common stock; authorized, issued and outstanding
   3,601,932 shares in 1994 and 3,703,519 in 1993
 Retained earnings                                      246,917      272,090
 Unearned compensation                                   (2,877)      (2,828)
                                                       --------     --------
Total stockholders' equity                              257,761      284,096
                                                       --------     --------
Commitments and contingent liabilities                       --           --

Total liabilities and stockholders' equity             $655,181     $689,676
                                                       ========     ========

See disclosures regarding material contingencies and long-term obligations in Notes 5 and 12 to the Consolidated Financial Statements.

                                                         Schedule III continued
                             MEREDITH CORPORATION
                 Condensed Financial Information of Registrant
                   Years ended June 30, 1994, 1993 and 1992
                      Statements of Earnings (Unaudited)

Fiscal years ending June 30                       1994      1993      1992
- - ---------------------------                     --------  --------  --------
                                                              (in thousands)
Revenues (less returns and allowances):
  Advertising                                   $320,772  $322,982  $318,396
  Circulation                                    232,506   217,645   212,461
  Consumer books                                  86,040    81,390    80,452
  All other                                       61,618    55,047    63,529
                                                --------  --------  --------
Total revenues                                   700,936   677,064   674,838
                                                --------  --------  --------
Operating costs and expenses:
  Production, distribution and editorial         297,543   294,194   320,682
  Selling, general and administrative            338,585   328,661   315,542
  Depreciation and amortization                   13,208    13,100    13,491
  Non-recurring items                              7,384         -    26,383
                                                --------  --------  --------
Total operating costs and expenses               656,720   635,955   676,098
                                                --------  --------  --------
Income (loss) from operations                     44,216    41,109    (1,260)

  Gain on sale of broadcast stations              11,997         -         -
  (Loss) from unconsolidated subsidiaries         (4,574)   (7,676)   (1,706)
  Interest income                                  1,780     1,846     6,019
  Interest expense                                  (267)     (618)     (668)
                                                --------  --------  --------
  Earnings before income taxes and cumulative
    effect of change in accounting principle      53,152    34,661     2,385
  Income taxes                                    25,998    16,035     1,416
                                                --------  --------  --------
Earnings before cumulative effect of
  change in accounting principle                  27,154    18,626       969

Cumulative effect of change in accounting
  principle SFAS No. 106, net of tax
  benefit of $4,475                                    -         -    (7,300)
                                                --------  --------  --------

Net earnings (loss)                             $ 27,154  $ 18,626  $ (6,331)
                                                ========  ========  ========

                Statements of Earnings (Unaudited) continued






Fiscal years ending June 30                   1994        1993        1992
- - ---------------------------                 --------    --------    --------


Net earnings (loss) per share of common stock:

  Earnings before cumulative effect of
   change in accounting principle            $1.91       $1.22       $ .06

  Cumulative effect of change in accounting
   principle SFAS No. 106                        -           -        (.45)
                                             -----       -----       -----

  Net earnings (loss) per share              $1.91       $1.22       $(.39)
                                             =====       =====       =====



Average shares outstanding              14,182,000  15,266,000  16,141,000
                                        ==========  ==========  ==========

                                                         Schedule III continued
                             MEREDITH CORPORATION
                 Condensed Financial Information of Registrant
                   Years ended June 30, 1994, 1993 and 1992

                     Statements of Cash Flows (Unaudited)


Fiscal years ending June 30                       1994      1993      1992
- - ---------------------------                     --------  --------  --------
                                                              (in thousands)
Cash flows from operating activities:
  Earnings before change in accounting
   principle                                    $ 27,154  $ 18,626  $    969
    Less cumulative effect of change in
     accounting principle                              -         -    (7,300)
                                                --------  --------  --------
                                                  27,154    18,626    (6,331)
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                  13,208    13,100    13,491
   Amortization of film contract rights           22,274    26,908    28,531
   Deferred income taxes                           3,069     4,499       378
   Non-recurring items, net of taxes               3,987         -    16,357
   (Increase) decrease in receivables             (5,173)    1,726     2,073
   (Increase) decrease in inventories             (2,663)   (7,791)    7,549
   (Increase) decrease in supplies and prepayments  (384)    1,783    (3,787)
   Decrease (increase) in sub acquisition costs      508     4,231   (11,827)
   (Decrease) increase in payables and accruals   (8,596)    4,512   (15,940)
   (Reductions) additions to unearned sub revenues  (568)   (3,104)   16,883
   (Reductions) additions to other deferred items   (433)  (10,749)   14,021
   Gain on sale of broadcast stations,
    net of taxes                                  (8,197)        -         -
                                                --------  --------  --------
Net cash provided by operating activities         44,186    53,741    61,398
                                                --------  --------  --------
Cash flows from investing activities:
  Proceeds from the sale of net assets            33,000         -    26,385
  Investment in unconsolidated subsidiaries        1,518     3,508    (1,940)
  Investment in cable subsidiary                   5,096   (32,740)  (56,562)
  Redemption (purchase) of marketable securities   9,244    20,448   (18,237)
  (Additions) to property, plant and equipment    (9,222)   (8,055)   (3,982)
  Reductions (additions) to other assets             405   (11,476)   (6,569)
                                                --------  --------  --------
Net cash provided (used) by investing activities  40,041   (28,315)  (60,905)

                                                --------  --------  --------

                Statements of Cash Flows (Unaudited) continued


Cash flows from financing activities:
  Long-term indebtedness retired                       -         -      (245)
  Payments for film rental contracts             (14,633)  (15,742)  (26,348)
  Proceeds from common stock issued                3,048     3,093     2,031
  Purchase of company shares                     (46,862)  (29,001)  (26,883)
  Dividends paid                                  (9,677)   (9,783)  (10,339)
                                                --------  --------  --------
Net cash (used) by financing activities          (68,124)  (51,433)  (61,784)
                                                --------  --------  --------
Net increase (decrease) in cash and cash
  equivalents                                     16,103   (26,007)  (61,291)
Cash and cash equivalents at beginning of year    14,655    40,662   101,953
                                                --------  --------  --------

Cash and cash equivalents at end of period      $ 30,758  $ 14,655  $ 40,662
                                                ========  ========  ========




Supplemental Schedule of Non-cash Investing and Financing Activities:


Per Note 10 to the Consolidated Financial Statements, North Central was purchased in fiscal 1993 for approximately $220 million by Strategic Partners, in which the Company has a 70 percent indirect ownership interest. Significant non-cash investing and financing activities reflected in the Consolidated Financial Statements for the fiscal year ended June 30, 1993, included ($ in millions) the acquisition of intangible assets of ($171) and net property, plant and equipment of ($61) by incurring long-term debt of $139, minority interest of $42, contributing a portion of the North Dakota system of $12 and assuming net liabilities of $6.


Note to Condensed Financial Information of Registrant:

The registrant received cash dividends from a consolidated subsidiary of $1,000,000 and $1,850,000 in the fiscal years ended June 30, 1994 and 1992, respectively. (No dividends were paid by this subsidiary in fiscal year 1993.) In addition, cash dividends from an investee accounted for by the equity method of $960,000, $348,000 and $626,000 were received in the fiscal years ended June 30, 1994, 1993 and 1992, respectively.

                                                                 Schedule VIII
                      MEREDITH CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                     Years ended June 30, 1994, 1993 and 1992
                                    ($ in 000s)

                                           Year ended June 30, 1994
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
- - --------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $10,055     $11,740    $  0    $11,329*   $10,466
  accounts
Reserve for returns            6,352      38,500       0     37,849**    7,003
                             -------     -------    ----    -------    -------

                             $16,407     $50,240    $  0    $49,178    $17,469
                             =======     =======    ====    =======    =======


                                           Year ended June 30, 1993
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
- - --------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $ 9,293     $ 8,865    $  0    $ 8,103*   $10,055
  accounts
Reserve for returns            6,678      24,970       0     25,296**    6,352
                             -------     -------    ----    -------    -------

                             $15,971     $33,835    $  0    $33,399    $16,407
                             =======     =======    ====    =======    =======

                                           Year ended June 30, 1992
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
- - --------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $12,164     $11,066    $  0    $13,937*   $ 9,293
  accounts
Reserve for returns            7,434      33,508       0     34,264**    6,678
                             -------     -------    ----    -------    -------

                             $19,598     $44,574    $  0    $48,201    $15,971
                             =======     =======    ====    =======    =======


 *Bad debts charged to reserve.
**Actual returns charged to reserve.

                                                                   Schedule IX

                      MEREDITH CORPORATION AND SUBSIDIARIES

                              Short-term Borrowings*

                         Three years ended June 30, 1994

                                    ($ in 000s)


                          Weighted
                           average      Maximum       Average      Weighted
Category of               interest      amount        amount       average
 aggregate    Balance       rate      outstanding   outstanding    interest
short-term     at end      at end       during         during     rate during
borrowings    of period   of period     period        period**      period***
- - -----------   ---------   ---------   -----------   -----------   -----------

Year ended June 30, 1994:

  Banks        $     -        -         $18,000       $2,300          3.7%


Year ended June 30, 1993:

  Banks        $     -        -         $     -       $    -            -


Year ended June 30, 1992:

  Banks        $     -        -         $45,000       $1,600          5.1%





  *All short-term borrowings were pursuant to agreements with three banks which allowed maximum borrowings per bank ranging from $2 million to $10 million.
 **Based on daily balances over a 365-day year.
***Based on rate for each borrowing.

                                                                    Schedule X

                      MEREDITH CORPORATION AND SUBSIDIARIES

                    Supplementary Income Statement Information

                     Years ended June 30, 1994, 1993 and 1992

                                    ($ in 000s)



                                           Years ended June 30
                           ----------------------------------------------------
                                 1994              1993              1992
                           ----------------  ----------------  ----------------
                           Charged to costs  Charged to costs  Charged to costs
          Item               and expenses      and expenses      and expenses
- - -------------------------  ----------------  ----------------  ----------------

Depreciation and amorti-
  zation of intangible
  assets                         $34,256          $32,393           $17,545

                                Index to Exhibits








        Exhibit
        Number                             Item
        -------       ----------------------------------------------

           3          Restated Bylaws

          11          Statement re Computation of Per Share Earnings

          21          Subsidiaries of the Registrant

          23          Consent of Independent Auditors

          27          Financial Data Schedule