Form 10-Q
period 1994-09-30
MEREDITH CORP
filed 1994-11-14
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1994

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

                               Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at October 31, 1994
Common Stock, $1 par value                            10,145,338
Class B Stock, $1 par value                            3,564,186

Part I. FINANCIAL INFORMATION
Item I. Financial Statements




                     Meredith Corporation and Subsidiaries
                          Consolidated Balance Sheets



                                                         (Unaudited)
Assets                                                  September 30  June 30
(in thousands)                                              1994        1994
- ----------------------------------                      ------------  --------
Current Assets:
   Cash and cash equivalents                             $ 36,455     $ 37,957
   Marketable securities                                   10,139       12,178
   Receivables, net                                       111,571       75,856
   Inventories                                             33,695       34,962
   Supplies and prepayments                                19,285       18,509
   Subscription acquisition costs                         102,283      111,567
   Film rental costs                                       10,228        7,239
                                                         --------     --------
 Total Current Assets                                     323,656      298,268
                                                         --------     --------
Property, Plant and Equipment (at cost)                   235,200      231,158
 Less accumulated depreciation                           (109,538)    (106,503)
                                                         --------     --------
Net Property, Plant and Equipment                         125,662      124,655
                                                         --------     --------
Deferred Film Rental Costs                                  6,397        3,874
Deferred Subscription Acquisition Costs                    71,528       70,108
Other Assets                                               26,904       24,562
Goodwill and Other Intangibles
  (at original cost less accumulated amortization)        328,236      343,000
                                                         --------     --------
Total Assets                                            $ 882,383    $ 864,467
                                                         ========     ========


See accompanying Notes to Interim Consolidated Financial Statements.

                     Meredith Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                                         (Unaudited)
Liabilities and Stockholders' Equity                    September 30   June 30
(in thousands)                                              1994        1994
- ------------------------------------                    ------------   -------
Current Liabilities:
Current portion of long-term indebtedness                $  8,916     $ 11,178
Current portion of long-term film rental contracts         10,535        6,683
Accounts payable                                           31,165       35,984
Accrued taxes and expenses, other                          62,368       55,022
Unearned subscription revenues                            145,884      152,952
Deferred income taxes                                      18,010       18,560
                                                         --------     --------
Total Current Liabilities                                 276,878      280,379

Long-Term Indebtedness                                    126,462      126,822
Long-Term Film Rental Contracts                             8,150        4,118
Unearned Subscription Revenues                            102,341       95,407
Deferred Income Taxes                                      36,729       37,011
Other Deferred Items                                       31,322       24,966
                                                         --------     --------
Total Liabilities                                         581,882      568,703
                                                         --------     --------
Minority Interests                                         37,364       38,003
                                                         --------     --------
Stockholders' Equity:
  Series Preferred Stock, par value $1 per share
      Authorized 5,000,000 shares; none issued.                --           --
  Common Stock, par value $1 per share
      Authorized 50,000,000 shares; issued and outstanding
      10,123,030 at September 30 and 10,119,165 at
      June 30 (net of treasury shares, 5,835,816 at
      September 30 and 5,763,328 shares at June 30)        10,123       10,119
  Class B Stock, par value $1 per share, convertible
   to Common Stock
      Authorized, issued and outstanding
      3,582,439 shares at September 30 and
      3,601,932 at June 30                                  3,582        3,602
  Retained earnings                                       254,198      246,917
  Unearned compensation                                    (4,766)      (2,877)
                                                         --------     --------
Total Stockholders' Equity                                263,137      257,761
                                                         --------     --------
Total Liabilities and Stockholders' Equity              $ 882,383    $ 864,467
                                                         ========     ========
See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Earnings (Unaudited)
Meredith Corporation and Subsidiaries


Three Months Ended September 30                        1994        1993 *
- ----------------------------------------------------------------------------
                                         ($ in thousands, except per share)
Revenues (less returns and allowances):
   Advertising                                     $  83,980   $  73,349
   Circulation                                        62,951      61,754
   Consumer books                                     24,182      20,257
   All other                                          29,034      26,931
                                                    ---------   ---------
Total Revenues                                       200,147     182,291
                                                    ---------   ---------
Operating Costs and Expenses:
   Production, distribution and editorial             82,565      77,045
   Selling, general and administrative                95,422      84,742
   Depreciation and amortization                       8,573       8,619
                                                    ---------   ---------
Total Operating Costs and Expenses                   186,560     170,406
                                                    ---------   ---------
Income from Operations                                13,587      11,885

   Interest income - IRS settlement                    8,554          --
   Interest income                                       549         432
   Interest expense                                   (2,816)     (2,815)
   Minority interests                                    675         548
                                                    ---------   ---------
Earnings before Income Taxes                          20,549      10,050
Income taxes                                           9,877       6,606
                                                    ---------   ---------
Net Earnings                                       $  10,672   $   3,444
                                                    =========   =========

Net Earnings Per Share                             $    0.77   $    0.24
                                                    =========   =========

Dividends Paid Per Share                           $    0.18   $    0.16
                                                    =========   =========

Average Number of Shares Outstanding               13,829,000  14,568,000
                                                    =========   =========

* Reclassified to conform with current-year presentation.

See accompanying Notes to Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
Meredith Corporation and Subsidiaries

For the Three Months Ended September 30                1994         1993 *
- ----------------------------------------------------------------------------
                                                     (in thousands)
Cash Flows from Operating Activities:
   Net earnings                                     $  10,672    $   3,444
Adjustments to Reconcile Net Earnings to
 Net Cash Provided (Used) by Operating Activities:
   Depreciation and amortization                        8,573        8,619
   Amortization of film contract rights                 6,582        5,936
   (Decrease) increase in deferred income taxes          (832)       1,238
   (Increase) in receivables                          (35,715)      (7,149)
   Decrease (increase) in inventories                   1,267       (2,784)
   (Increase) in supplies and prepayments                (776)        (311)
   Decrease in deferred subscription
    acquisition costs                                   7,864        5,119
   Incr (decr) in accounts payable and accruals         2,527      (26,687)
   (Reductions) to unearned subscription revenues        (134)      (2,287)
   Additions (reductions) to other deferred items       6,356       (2,404)
                                                     ---------    ---------
Net cash provided (used) by operating activities        6,384      (17,266)
Cash Flows from Investing Activities:                ---------    ---------
   Redemption of marketable securities                  2,039        9,344
   (Additions) to property, plant, and equipment       (6,133)      (4,489)
   Reduction to other assets                            8,288        1,257
                                                     ---------    ---------
Net cash provided by investing activities               4,194        6,112
Cash Flows from Financing Activities:                ---------    ---------
   Increase in short-term debt                             --       18,000
   Long-term indebtedness retired                      (2,622)         (61)
   Payments for film rental contracts                  (4,162)      (4,238)
   Proceeds from common stock issued                      926          707
   Purchase of company shares                          (3,759)     (16,417)
   Dividends paid                                      (2,463)      (2,329)
                                                     ---------    ---------
Net cash (used) by financing activities               (12,080)      (4,338)
                                                     ---------    ---------
Net (decrease) in cash and cash equivalents            (1,502)     (15,492)
Cash and cash equivalents at beginning of year         37,957       18,569
                                                     ---------    ---------
Cash and Cash Equivalents at End of Period          $  36,455    $   3,077
                                                     =========    =========
* Reclassified to conform with current-year presentation.

See accompanying Notes to Interim Consolidated Financial Statements.

                               MEREDITH CORPORATION
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



1. Accounting Policies

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

The Company adopted AICPA Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs" as required on July 1, 1994. In October 1994, the Company became aware of a proposed practice bulletin issued by the AICPA Accounting Standards Executive Committee subject to approval by the Financial Accounting Standards Board ("FASB"). This practice bulletin interprets SOP 93-7 by stating that only "primary" revenues (as defined in the proposed practice bulletin) should be considered when determining probable future revenues. (Under SOP 93-7, probable future revenues are used in determining the amount of direct response advertising costs that can be capitalized.) The Company currently considers advertising revenues, defined as "secondary" revenues in the proposed practice bulletin, in this determination. This practice bulletin, if approved by the FASB, is expected to be effective for companies on the later of December 31, 1994 or the date SOP 93-7 is adopted. The Company cannot quantify the effect of this practice bulletin on its financial statements at this time. However, if the practice bulletin is approved by the FASB in its proposed form, Company management anticipates that it will be required to record the cumulative effect of this proposed change in accounting principle. This change is expected to have a material effect on the Company's statement of financial position (including stockholders' equity) and net earnings for fiscal 1995 but no material effect is anticipated on fiscal 1995 operating earnings.



2. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 34 and 32 percent respectively are under the LIFO method at September 30, 1994 and June 30, 1994.

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

                                          September 30   June 30
                                              1994         1994
                                            --------     --------
                                               ($ in thousands)

          Raw materials                     $14,242      $15,366
          Work in process                    12,648       13,132
          Finished goods                     16,124       15,086
                                            --------     --------
                                             43,014       43,584
          Reserve for LIFO cost valuation    (9,319)      (8,622)
                                            --------     --------
             Total                          $33,695      $34,962
                                            ========     ========

3.  Internal Revenue Service ("IRS") Settlement

The Company recognized interest income in the first quarter of fiscal 1995 of $8,554,000 (pre-tax) related to the settlement of its 1986 through 1990 tax years. Federal income tax deficiency notices from the IRS related to those tax years were contested by the Company in United States Tax Court in fiscal 1993. These tax deficiency notices were primarily related to the Company's acquisition of Ladies' Home Journal magazine in January 1986. In March 1994, the Company received a favorable decision from the Tax Court. The appeal period with respect to this decision expired on September 16, 1994. The Company also recognized a benefit of approximately $9 million which reduced the goodwill recorded in connection with the Ladies' Home Journal acquisition. The benefit of this reduction will be realized over the remaining life of the goodwill. The Company recorded a receivable from the IRS in the first quarter related to these issues of approximately $18 million.


4.  Acquisition

On August 19, 1994, Meredith Corporation announced that it had reached an agreement to acquire the assets of WSMV-TV, an NBC affiliate in Nashville, Tennessee, from Cook Inlet Television Partners. The Company will pay $159 million for WSMV-TV and plans to finance the acquisition with cash and bank debt. The acquisition is expected to close in January 1995, pending Federal Communications Commission and other regulatory approvals.

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



5.  Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" in the first quarter of fiscal 1995. The Company has a subsidiary, Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners") in which it has an indirect ownership interest of approximately 70 percent. Strategic Partners entered into a Swap Rate Agreement (the "Agreement") on September 1, 1992 for $90 million of the debt outstanding under its loan agreement with 10 banks. The Agreement is in effect through September 1, 1995 and established that Strategic Partners would receive payment based on the six-month LIBOR interest rate, reset semi-annually, and make payments at the fixed interest rate of 7.1 percent. The purpose of the Agreement is to reduce interest rate risk by fixing the interest rate on $90 million of Strategic Partners' debt. (Total debt outstanding under Strategic Partners' term loan agreement was $135 million at September 30, 1994.) The fixed rate payable, including the applicable margin (as defined in the underlying loan agreement) is approximately 8.6 percent. This rate is accrued and charged to interest expense through the term of the Agreement. Remaining payments under the Agreement are $793,000 on March 1, 1995 and payment to or from Strategic Partners on September 1, 1995 based on the six-month LIBOR interest rate on March 1, 1995. The current value of the Agreement as of November 9, 1994, is $779,000 for the March 1, 1995 payment and $165,000 for the September 1, 1995 payment. The Agreement was entered into for a purpose other than trading. Strategic Partners' management believes there is no market risk or significant credit risk associated with the Agreement.




6.  Contingencies

Reference is made to part II - OTHER INFORMATION, Item 1, Legal Proceedings of this Form 10-Q for the quarterly period ended September 30, 1994.

                                     Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  First Quarter Fiscal 1994-95 Compared With First Quarter Fiscal 1993-94

Meredith Corporation net earnings for the quarter ended September 30, 1994 were $10,672,000, or 77 cents per share. Net earnings included post-tax interest income from the IRS of $4,747,000, or 34 cents per share, primarily related to the favorable resolution of the Ladies' Home Journal tax case. Excluding that one-time benefit, earnings were $5,925,000, or 43 cents per share, an increase of more than 70 percent from prior-year first quarter earnings of $3,444,000, or 24 cents per share. All of the Company's operating groups, except cable, contributed to increased earnings, as did a lower effective tax rate. Tax expense in the prior-year quarter included a nine cent per share charge for the impact of the increase in the federal corporate tax rate on the Company's deferred tax liabilities. Two cents of the increase in comparable earnings per share resulted from fewer shares outstanding due to the Company's share repurchase program.

The Company recognized interest income in the first quarter of $8,554,000 (pre-tax) related to the settlement of its 1986 through 1990 tax years. Federal income tax deficiency notices from the Internal Revenue Service for those tax years were contested in United States Tax Court in fiscal 1993. These tax deficiency notices were primarily related to the Company's acquisition of Ladies' Home Journal magazine in January 1986. In March 1994, the Company received a favorable decision from the Tax Court. The appeal period, with respect to this decision, expired on September 16, 1994. In addition to the interest income reported above, the Company recognized a benefit of approximately $9 million which reduced the goodwill recorded in connection with the Ladies' Home Journal acquisition. The benefit of this reduction will be realized over the remaining life of the goodwill.

Revenues for the three months ended September 30, 1994 were $200,147,000, a ten percent increase from prior-year first quarter revenues of $182,291,000. Increased advertising revenues in the Magazine and Broadcast Groups and higher sales volumes in the Book Group were the most significant factors in the increase. Revenues by segment were as follows:

Revenues by Segment

     Three Months Ended September 30                 1994         1993
     -------------------------------------------------------------------
     Publishing                                    $155,069     $139,865
     Broadcast                                       25,983       24,608
     Real Estate                                      6,293        4,910
     Cable                                           12,814       12,914
     Less:  Inter-segment revenue                       (12)          (6)
                                                   --------     --------

       Total revenues                              $200,147     $182,291
                                                   ========     ========


Income from operations was $13,587,000 in the first quarter, a 14 percent increase from the prior-year first quarter. The operating margin rose slightly from 6.5 percent of net revenues in the fiscal 1994 first quarter to 6.8 percent in the current quarter. The following table shows the percentage of revenues each major expense classification represented in the current and prior year quarter:



Expenses as Percentage of Revenues

Three Months Ended September 30                       1994       1993
- ------------------------------------------------------------------------
Production, distribution and editorial (PD&E)         41.3%      42.3%
Selling, general and administrative (SG&A)            47.7%      46.5%
Depreciation and amortization                          4.3%       4.7%


PD&E expenses declined as a percentage of revenues due to increased advertising revenues in the Broadcast Group.

SG&A expenses increased approximately one percent of revenues compared to the prior-year first quarter. (However, when compared to the 1994 fiscal year, SG&A expenses were unchanged as a percentage of revenues.) The primary factor in the increase from the prior-year first quarter was the reversal of accrued music license fees in the Broadcast Group in the first quarter of fiscal 1994.

A discussion of results by segment follows:

Publishing: Revenues in the Magazine Group increased nine percent from the prior-year first quarter primarily due to increased advertising revenues from a 24 percent increase in advertising pages. Most of the group's titles reported higher ad pages and revenues. Better Homes and Gardens and Ladies' Home Journal, the Company's two largest circulation titles, recorded advertising pages gains of 18 and 16 percent, respectively. Other titles with ad page gains in excess of 20 percent included Traditional Home, Country Home, Successful Farming and WOOD. Magazine Group circulation revenues were up four percent from the prior year primarily due to subscription revenues on new titles, including Crayola Kids and Better Homes and Gardens Craft & Wear.

The Magazine Group reported record first quarter operating profits, up 11 percent from the prior-year period largely due to the strong performances of Better Homes and Gardens and Ladies' Home Journal. Both of these magazines increased profits more than 25 percent compared to the fiscal 1994 first quarter primarily due to higher advertising revenues. Other titles that improved significantly from the prior-year quarter included Successful Farming, Golf For Women and Country Home, which benefited from increased ad revenues, and Better Homes and Gardens American Patchwork & Quilting which posted favorable subscription results. Current quarter profits were held down by higher new title start-up and testing costs and expansion in the custom publishing area.

Book Group revenues increased 16 percent from the prior-year first quarter due to higher sales volumes in the retail marketing and direct mail operations. Operating results for the Group also showed substantial improvement.
Continuing the trend of recent quarters, the improvement was led by strong performances in the retail marketing and book club operations. Increased sales of backlist titles were the primary factor in a 14 percent increase in retail marketing's profits. Improvement in the book clubs' performance largely reflected increased sales volume per member and lower product return rates in Better Homes and Garden Crafts Club, the largest of the Company's five book clubs. Craftways' operating results lagged behind the prior-year first quarter due to lower circulation nets for Cross Stitch & Country Crafts. Despite revenue growth, direct mail operating results also fell short of the prior year quarter due to higher promotion costs.

Revenues and profits from the Company's licensing agreement with Wal-Mart Stores, Inc., also contributed to the improvement in first quarter Publishing segment results. Better Homes and Gardens Garden Centers opened in more than 2,000 stores nationwide in January 1994.

Paper and postage are significant and essential expenses in the Publishing segment. Paper prices, which have been relatively stable over the past year, increased approximately seven percent on October 1, 1994. The increase in price indicates a tightening of the paper market. While the Company does not expect to experience a shortage of paper in the foreseeable future, the current tight market could lead to further price increases in fiscal 1995. In addition, a postal rate increase is expected early in calendar 1995. The amount of the increase is subject to the determination of the United States Postal Rate Commission.

Broadcast: Increases in local and national advertising revenues led to a significant profit increase for the Broadcast Group. Advertising revenues of its five currently owned stations increased 27 percent compared with the prior-year first quarter. Increased market demand for advertising led to higher spot rates. The revenue increase at KPHO, the Company's television station in Phoenix, also reflected its affiliation with the CBS network effective September 10, 1994. Broadcast Group profits increased 58 percent from comparable fiscal 1994 first quarter earnings. This comparison with prior-year results excludes a favorable adjustment to accrued music license fees and the operating results of two stations since sold. All of the stations, except KPHO, reported higher profits primarily due to the revenue increases. Lower programming expenses also contributed to most of the stations' improved performances. Profits at KPHO were virtually even with the prior-year first quarter as start-up costs associated with the CBS affiliation offset its revenue gains. The CBS affiliation is expected to have a favorable long-term effect on the revenues and profits of KPHO.

As previously announced, the Company plans to purchase WSMV-TV, an NBC affiliate serving the Nashville, Tennessee market. The Federal Communications Commission has granted initial approval of the sale which is expected to close in January 1995.

Real Estate: First quarter revenues jumped 28 percent in the Real Estate Group due to higher transaction fee revenues and increased product and publication sales volumes. The increase in transaction fees, which are generated by members' sales volumes, reflected continued strength in existing home sales. Group profits also exceeded the prior-year first quarter, primarily due to the revenue increases. The improvement was partially offset by expenses related to the restructuring of a marketing agreement with an outside party.

Cable Television: Revenues declined slightly in the Company's cable television operations despite continued subscriber growth at both the North Dakota and Minnesota systems, of which the Company indirectly owns approximately 70 percent. Lower average revenue per subscriber, a result of government re-regulation of cable pricing, led to the revenue decline. Rate re-regulation was also the primary factor in the decline in operating profits before interest expense. After interest expense, the cable television operations experienced a net loss in the quarter.

Other: Interest expense, which relates primarily to the cable operations' debt, was virtually unchanged from the prior year. Interest income (not including interest income from the IRS settlement) increased primarily due to additional cash available for investment generated from fiscal 1994 cash flows. Corporate nonoperating expenses increased due to higher administrative expenses and one-time favorable adjustments in the prior-year quarter.

The decrease in the effective tax rate, from 66 percent in the fiscal 1994 first quarter to 48 percent in the current quarter, primarily reflected the negative impact of the increase in the federal corporate tax rate in fiscal 1994. The prior-year first quarter provision included the impact of the rate increase on the Company's deferred tax liabilities. The Company's effective tax rate also benefited from increased earnings in the current quarter, which lessened the effect of non-deductible items on the overall tax rate.


                      Liquidity and Capital Resources

Cash and cash equivalents decreased by $1,502,000 in the current quarter to $36,455,000 at September 30, 1994. This compares to a decrease of $15,492,000 in the fiscal 1994 first quarter. The difference was primarily the result of increased cash provided by operating activities in the current quarter due to higher earnings and a smaller decline in accounts payable and accruals. The larger decline in accounts payable and accruals in the prior-year first quarter resulted from a large contribution to a Company pension plan and payments for paper purchased in June 1993 in anticipation of a July 1993 price increase.
The increase in accounts receivable from June 30, 1994 reflects the refund expected from the IRS in settlement of the Company's 1986 through 1990 tax years. The change in cash used by financing activities reflects prior-year cash provided by short-term debt, net of higher spending for Company share repurchases.

In the quarter ended September 30, 1994, $3.8 million was spent for the repurchase of Company common stock. This compares with spending of $16.4 million for shares in the prior first quarter. As of September 30, 1994, approximately 194,000 shares may be repurchased under an exisiting authorization by the Board of Directors. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting.

Long-term debt was incurred by Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners"), in conjunction with Strategic Partners' acquisition of North Central Cable Communications Corporation on September 1, 1992. At September 30, 1994, $135 million was owed under the term loan agreement Strategic Partners has with ten banks. The first payment of $2.6 million, due under the loan agreement, was made by Strategic Partners on September 30, 1994. The loan agreement requires Strategic Partners to meet certain operating and financial tests. At September 30, 1994, Strategic Partners failed to meet the required financial ratios related to operating cash flow. In light of Strategic Partners' efforts to sell its assets in part or in whole, the banks have waived compliance with the affected covenants and their rights and remedies under the loan agreement as a result of the defaults for the quarter ended September 30, 1994. In addition, Strategic Partners is currently working with the banks to amend the current loan amortization schedule. Without an amendment (or the sale of its assets in part or whole), the operating cash flows of Strategic Partners may not provide sufficient funds to meet the payment terms of the loan agreements. Strategic Partners' debt is non-recourse to Meredith Corporation.

Capital expenditures in fiscal 1995 are expected to increase by approximately ten percent over fiscal 1994 levels. This growth will primarily result from increased spending at the Company's television station in Phoenix to facilitate increased news programming and upgrade other receiving and transmission equipment related to its recent CBS affiliation. Other planned spending includes continued investment in new and upgraded computer networks. The Company also intends to enter into a lease agreement for office space in New York City, which will allow consolidation of all New York City employees in one location to achieve reduced occupancy costs in the future. This project is expected to cost approximately $10 million with spending to occur primarily in fiscal 1996. In addition, the Company plans to spend approximately $36 million in fiscal 1996 through 1998 for a new office building and related improvements in Des Moines. The Company has made no other material commitments for capital expenditures.

The planned purchase of WSMV-TV for $159 million will be financed with cash and bank debt.

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

The Company adopted AICPA Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs" as required on July 1, 1994. In October 1994, the Company became aware of a proposed practice bulletin issued by the AICPA Accounting Standards Executive Committee subject to approval by the Financial Accounting Standards Board ("FASB"). This practice bulletin interprets SOP 93-7 by stating that only "primary" revenues (as defined in the proposed practice bulletin) should be considered when determining probable future revenues. (Under SOP 93-7, probable future revenues are used in determining the amount of direct response advertising costs that can be capitalized.) The Company currently considers advertising revenues, defined as "secondary" revenues in the proposed practice bulletin, in this determination. This practice bulletin, if approved by the FASB, is expected to be effective for companies on the later of December 31, 1994 or the date SOP 93-7 is adopted. The Company cannot quantify the effect of this practice bulletin on its financial statements at this time. However, if the practice bulletin is approved by the FASB in its proposed form, Company management anticipates that it will be required to record the cumulative effect of this proposed change in accounting principle. This change is expected to have a material effect on the Company's statement of financial position (including stockholders' equity) and net earnings for fiscal 1995 but no material effect is anticipated on fiscal 1995 operating earnings.





                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

The Company contested federal income tax deficiency notices for its 1986 through 1990 tax years primarily related to the acquisition of Ladies' Home Journal magazine in United States Tax Court in a trial ended October 6, 1992. On March 14, 1994, the Company received a favorable decision from the Tax Court. The appeal period, available to the Internal Revenue Service, of this decision, expired on September 16, 1994. The Company has no remaining exposure to the $12 million potential tax cost previously reported. (See Note 3 to the Interim Consolidated Financial Statements for the quarter ended September 30, 1994 for a description of the effect of this settlement on the Company's financial statements.)

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    ( 2) Plan of Acquisition - Asset Purchase Agreement by and between Cook Inlet Television Partners, L. P. and Cook Inlet Television License Partners, L. P. and Meredith Corporation dated August 19, 1994

    (11)  Statement re computation of per share earnings

    (27)  Financial Data Schedule

(b) Reports on Form 8-K

    A Form 8-K was filed on August 22, 1994, announcing the proposed acquisition of WSMV-TV in Nashville by the Company in January 1995.





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


                              MEREDITH CORPORATION
                              Registrant



                                (Larry D. Hartsook)
                                 Larry D. Hartsook
                              Vice President - Finance
                              (Principal Financial and
                                 Accounting Officer)



Date:  November 14, 1994

                               Index to Exhibits





     Exhibit
     Number                                Item
     -------      -------------------------------------------------------


        2 Plan of Acquisition - Asset Purchase Agreement by and between Cook Inlet Television Partners, L. P. and Cook Inlet Television License Partners, L. P. and Meredith Corporation dated August 19, 1994

       11         Statement re computation of per share earnings

       27         Financial Data Schedule