Form 10-Q/A
period 1994-09-30
MEREDITH CORP
filed 1995-01-27
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A-1



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

The Company adopted AICPA Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs" effective July 1, 1993. There was no effect on the Company's fiscal 1994 financial statements as the Company believed its accounting policy for the deferral of subscription acquisition costs was materially in compliance with the requirements of SOP 93-7. In October 1994, the Company became aware of a proposed practice bulletin issued by the AICPA Accounting Standards Executive Committee subject to approval by the Financial Accounting Standards Board ("FASB"). This practice bulletin interprets SOP 93-7 by stating that only "primary" revenues (as defined in the proposed practice bulletin) should be considered when determining probable future revenues. (Under SOP 93-7, probable future revenues are used in determining the amount of direct response advertising costs that can be capitalized.) The Company currently considers advertising revenues, defined as "secondary" revenues in the proposed practice bulletin, in this determination. This practice bulletin, if approved by the FASB, is expected to be effective for companies on the later of December 31, 1994 or the date SOP 93-7 is adopted. The Company cannot quantify the effect of this practice bulletin on its financial statements at this time. However, if the practice bulletin is approved by the FASB in its proposed form, Company management anticipates that it will be required to record the cumulative effect of this proposed change in accounting principle. This change is expected to have a material effect on the Company's statement of financial position (including stockholders' equity) and net earnings for fiscal 1995 but no material effect is anticipated on fiscal 1995 operating earnings.



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

In the quarter ended September 30, 1994, $3.8 million was spent for the repurchase of Company common stock. This compares with spending of $16.4 million for shares in the prior first quarter. As of September 30, 1994, approximately 194,000 shares may be repurchased under an existing authorization by the Board of Directors. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting.

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

The Company adopted AICPA Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs" effective July 1, 1993. There was no effect on the Company's fiscal 1994 financial statements as the Company believed its accounting policy for the deferral of subscription acquisition costs was materially in compliance with the requirements of SOP 93-7. In October 1994, the Company became aware of a proposed practice bulletin issued by the AICPA Accounting Standards Executive Committee subject to approval by the Financial Accounting Standards Board ("FASB"). This practice bulletin interprets SOP 93-7 by stating that only "primary" revenues (as defined in the proposed practice bulletin) should be considered when determining probable future revenues. (Under SOP 93-7, probable future revenues are used in determining the amount of direct response advertising costs that can be capitalized.) The Company currently considers advertising revenues, defined as "secondary" revenues in the proposed practice bulletin, in this determination. This practice bulletin, if approved by the FASB, is expected to be effective for companies on the later of December 31, 1994 or the date SOP 93-7 is adopted. The Company cannot quantify the effect of this practice bulletin on its financial statements at this time. However, if the practice bulletin is approved by the FASB in its proposed form, Company management anticipates that it will be required to record the cumulative effect of this proposed change in accounting principle. This change is expected to have a material effect on the Company's statement of financial position (including stockholders' equity) and net earnings for fiscal 1995 but no material effect is anticipated on fiscal 1995 operating earnings.


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

Date:  January 27, 1995