Form 10-Q
period 1994-12-31
MEREDITH CORP
filed 1995-02-13
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1994

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

                               Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at January 31, 1995
Common Stock, $1 par value                            10,199,181
Class B Stock, $1 par value                            3,520,977

Part I. FINANCIAL INFORMATION
Item I. Financial Statements



                    Meredith Corporation and Subsidiaries
                         Consolidated Balance Sheets

                                                         (unaudited)
                                                         December 31    June 30
Assets                                                      1994          1994
- -------------------------------------------------------------------------------
                                                               (in thousands)
 Current Assets:
 Cash and cash equivalents                              $  49,226    $  37,957
 Marketable securities                                      3,004       12,178
 Receivables, net                                         104,237       75,856
 Inventories                                               35,482       34,962
 Supplies and prepayments                                  21,046       18,509
 Deferred income taxes                                      1,913         --
 Subscription acquisition costs                            53,538      111,567
 Film rental costs                                          8,989        7,239
                                                        ----------   ----------
 Total Current Assets                                     277,435      298,268
                                                        ----------   ----------
 Property, Plant and Equipment (at cost)                  241,707      231,158
   Less accumulated depreciation                         (115,080)    (106,503)
                                                        ----------   ----------
 Net Property, Plant and Equipment                        126,627      124,655
                                                        ----------   ----------
 Deferred Film Rental Costs                                 4,669        3,874
 Deferred Subscription Acquisition Costs                   48,341       70,108
 Other Assets                                              27,691       24,562
 Goodwill and Other Intangibles
    (at original cost less accumulated amortization)      323,528      343,000
                                                        ----------   ----------
 Total Assets                                           $ 808,291    $ 864,467
                                                        ==========   ==========




See accompanying Notes to Interim Consolidated Financial Statements.

                    Meredith Corporation and Subsidiaries
                         Consolidated Balance Sheets
                                                         (unaudited)
                                                         December 31    June 30
Liabilities and Stockholders' Equity                        1994          1994
- -------------------------------------------------------------------------------
 Current Liabilities:                                          (in thousands)
 Current portion of long-term indebtedness              $  44,250    $  11,178
 Current portion of long-term film rental contracts         8,882        6,683
 Accounts payable                                          41,237       35,984
 Accrued taxes and expenses                                55,087       55,022
 Unearned subscription revenues                           151,094      152,952
 Deferred income taxes                                       --         18,560
                                                        ----------   ----------
 Total Current Liabilities                                300,550      280,379
                                                        ----------   ----------
 Long-Term Indebtedness                                    91,052      126,822
 Long-Term Film Rental Contracts                            7,047        4,118
 Unearned Subscription Revenues                            97,912       95,407
 Deferred Income Taxes                                     24,756       37,011
 Other Deferred Items                                      26,990       24,966
                                                        ----------   ----------
 Total Liabilities                                        548,307      568,703
                                                        ----------   ----------
 Minority Interests                                        35,692       38,003
                                                        ----------   ----------
 Stockholders' Equity:
  Series Preferred Stock, par value $1 per share
    Authorized 5,000,000 shares; none issued.                --           --
  Common Stock, par value $1 per share
    Authorized 80,000,000 shares; issued and outstanding
    10,153,422 at December 31 and 10,119,165 at
    June 30 (net of treasury shares, 5,826,788 at          10,153       10,119
    December 31 and 5,763,328 shares at June 30.)
  Class B stock, par value $1 per share,
   convertible to Common Stock
    Authorized 15,000,000; issued and outstanding
    3,562,411 shares at December 31 and 3,601,932
    at June 30.                                             3,562        3,602
  Retained earnings                                       215,045      246,917
  Unearned compensation                                    (4,468)      (2,877)
                                                        ----------   ----------
 Total Stockholders' Equity                               224,292      257,761
                                                        ----------   ----------
 Total Liabilities and Stockholders' Equity             $ 808,291    $ 864,467
                                                        ==========   ==========
See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                            Three Months         Six Months
                                         Ended December 31    Ended December 31
                                           1994     1993 *      1994     1993 *
- -------------------------------------------------------------------------------
                               (Dollar amounts in thousands, except per share)
Revenues (less returns and allowances)
   Advertising                          $ 92,854  $ 85,097  $176,834  $158,446
   Circulation                            67,687    66,222   130,638   127,976
   Consumer books                         20,862    23,891    45,044    44,148
   All other                              33,481    29,420    62,515    56,351
                                        --------- --------- --------- --------
Total Revenues                           214,884   204,630   415,031   386,921
                                        --------- --------- --------- ---------
Operating Costs and Expenses:
    Production, distribution and edit     84,978    85,275   167,543   162,320
    Selling, general and administrative  102,411    96,441   197,833   181,183
    Depreciation and amortization          8,551     8,639    17,124    17,258
    Non-recurring item                        --     4,800        --     4,800
                                        --------- --------- --------- ---------
Total Operating Costs and Expenses       195,940   195,155   382,500   365,561
                                        --------- --------- --------- ---------
Income from Operations                    18,944     9,475    32,531    21,360

    Gain on dispositions                      --    11,997        --    11,997
    Interest income - IRS settlement          --        --     8,554        --
    Interest income                          858       206     1,407       638
    Interest expense                      (3,045)   (2,875)   (5,861)   (5,690)
    Minority interests                       639       617     1,314     1,165
                                        --------- --------- --------- ---------
Earnings before Income Taxes and          17,396    19,420    37,945    29,470
  Cumulative Effect of Change in
  Accounting Principle
Income taxes                               8,477     7,916    18,354    14,522
                                        --------- --------- --------- ---------
Earnings before Cumulative Effect of
  Change in Accounting Principle           8,919    11,504    19,591    14,948

Cumulative Effect of Change in
  Accounting Principle                        --        --   (46,160)       --
                                        --------- --------- --------- ---------

Net Earnings (Loss)                     $  8,919  $ 11,504  $(26,569) $ 14,948
                                        ========= ========= ========= =========

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                            Three Months         Six Months
                                         Ended December 31    Ended December 31
                                           1994     1993 *      1994     1993 *
- -------------------------------------------------------------------------------
                               (Dollar amounts in thousands, except per share)

Net Earnings (Loss) Per Share:

Earnings before Cumulative Effect of $   0.64   $   0.80   $   1.41   $   1.04
  Change in Accounting Principle

Cumulative Effect of Change in
  Accounting Principle                     --         --      (3.33)        --
                                     ---------  ---------  ---------  ---------

Net Earnings (Loss) Per Share        $   0.64   $   0.80   $  (1.92)  $   1.04
                                     =========  =========  =========  =========
Dividends Paid Per Share             $   0.18   $   0.16   $   0.36   $   0.32
                                     =========  =========  =========  =========
Average Number of Shares
  Outstanding                       13,863,000 14,366,000 13,845,000 14,427,000
                                    ========== ========== ========== ==========

Pro forma amounts assuming the new
accounting principle was applied
during all periods presented:

Earnings before Cumulative Effect of
  Change in Accounting Principle      $ 8,919    $11,889    $19,591    $18,222
Net Earnings                          $ 8,919    $11,889    $19,591    $18,222
Earnings Per Share:
  Earnings before Cumulative Effect
    of Change in Accounting Principle $  0.64    $   .82    $  1.41    $  1.26
  Net Earnings                        $  0.64    $   .82    $  1.41    $  1.26


*Reclassified to conform with current-year presentation.



See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)



For the Six Months Ended December 31                           1994       1993*
- -------------------------------------------------------------------------------
                                                                (in thousands)
Cash Flows from Operating Activities:
  Earnings before cumulative effect of change in accounting
    principle                                               $ 19,591  $ 14,948
  Less cumulative effect of change in accounting principle   (46,160)       --
                                                             --------  --------
                                                             (26,569)   14,948
Adjustments to Reconcile Net Earnings to
Net Cash Provided by Operating Activities:
  Depreciation and amortization                               17,124    17,258
  Amortization of film contract rights                         9,613    11,402
  (Decrease) increase in deferred income taxes               (32,728)    6,756
  Non-recurring item (net of taxes)                              --      2,592
  (Increase) in receivables                                  (28,381)  (19,778)
  (Increase) decrease in inventories                            (520)    1,472
  (Increase) decrease in supplies and prepayments             (2,537)      360
  Decrease in subscription acquisition costs                  79,796     7,127
  Increase (decrease) in accounts payable and accruals         5,318   (24,718)
  Gain on dispositions (net of taxes)                            --     (8,197)
  Increase (decrease) in unearned subscription revenues          647    (7,631)
  Increase in other deferred items                             2,024       746
                                                             --------  --------
Net cash provided by operating activities                     23,787     2,337
                                                             --------  --------

Cash Flows from Investing Activities:
  Redemption of marketable securities                          9,174     4,890
  Proceeds from dispositions                                     --     33,000
  Additions to property, plant, and equipment                (12,445)  (10,554)
  Decrease (increase) in other assets                          7,192    (6,971)
                                                             --------  --------
Net cash provided by investing activities                      3,921    20,365
                                                             --------  --------

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)



For the Six Months Ended December 31                           1994       1993*
- -------------------------------------------------------------------------------
                                                                (in thousands)
Cash Flows from Financing Activities:
  Long-term indebtedness retired                              (2,698)      (97)
  Payments for film rental contracts                          (6,841)   (8,452)
  Proceeds from common stock issued                            1,795     1,294
  Purchase of company shares                                  (3,759)  (20,165)
  Dividends paid                                              (4,936)   (4,639)
                                                             --------  --------
Net cash (used) by financing activities                      (16,439)  (32,059)
                                                             --------  --------
Net increase (decrease) in cash and cash equivalents          11,269    (9,357)
Cash and cash equivalents at beginning of year                37,957    18,569
                                                             --------  --------
Cash and Cash Equivalents at End of Period                   $49,226   $ 9,212
                                                             ========  ========


*Reclassified to conform with current-year presentation.




Supplemental  Schedule of Noncash Investing and Financing Activities:
 - The Company received $2 million of preferred stock in Granite Broadcasting Corporation in conjunction with the sale of two broadcasting stations in December 1993.




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

Change in accounting principle related to subscription acquisition costs:

The Company recognized a charge to earnings for the six months ended December 31, 1994 of $46,160,000 (post-tax) related to the implementation of Practice Bulletin 13 "Direct-Response Advertising and Probable Future Benefits." Practice Bulletin 13 was issued by the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants (AICPA) after approval by the Financial Accounting Standards Board (FASB) in December, 1994. Practice Bulletin 13 was issued to interpret Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs" issued by AcSEC in December, 1993.

The Company adopted SOP 93-7 in its fiscal year ended June 30, 1994. There was no effect on the Company's financial statements from the adoption of SOP 93-7. This was due to the Company's belief that its policy of capitalizing most magazine subscriber acquisition costs and recognizing expense pro rata with the delivery of magazines was materially in compliance with the requirements of SOP 93-7. SOP 93-7 specifies that direct-response advertising costs should be capitalized if the direct-response advertising can be shown to both (1) result in specific sales and (2) result in probable future benefits. Probable future benefits are defined as probable future revenues in excess of future costs incurred to attain those revenues.

The Company has two revenue streams related to the sale of magazine subscrip-tions: subscriber and advertising revenues. The Company believed that both types of revenue were related to its direct-response advertising efforts.

Practice Bulletin 13, however, was issued to interpret SOP 93-7 to specify that only "primary revenues" (those revenues from sales to customers receiving and responding to direct-response advertising efforts) could be used in determining probable future revenues and benefits as defined by SOP 93-7.

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

Therefore, in accordance with the requirements of Practice Bulletin 13, the Company reported the change in accounting as a cumulative effect of a change in accounting principle as of July 1, 1994, the beginning of the Company's current fiscal year. The effect of adopting Practice Bulletin 13 on the Company's consolidated statements of earnings were as follows:

                         Three Months      Three Months      Six Months
                             Ended            Ended            Ended
                         September 30,     December 31,     December 31,
  Earnings (Loss)           1994*             1994             1994
- ------------------       -------------     ------------     ------------
($ in thousands)

Earnings before Cumulative
  Effect of Change in
  Accounting Principle     $      0          $(1,586)         $ (1,586)
                           =========         ========         =========

Net (Loss)                 $(46,160)         $(1,586)         $(47,746)
                           =========         ========         =========


Earnings (Loss) Per Share
- -------------------------
Earnings before Cumulative
  Effect of Change in
  Accounting Principle     $      0          $  (.11)         $  (.11)
                           =========         ========         =========

Net (Loss)                 $  (3.33)         $  (.11)         $ (3.44)
                           =========         ========         =========

*Restated to reflect the adoption of Practice Bulletin 13 on July 1, 1994.
 There was no effect on earnings from continuing operations in the first quarter from adopting Practice Bulletin 13. The amount of subscription acquisition costs that would have been expensed under Practice Bulletin 13 was the same amount that was expensed under the previous accounting method for subscription costs.

The cumulative effect of the change in accounting principle, as of July 1, 1994 on the Company's balance sheet was to reduce subscription acquisition costs by $76.9 million, deferred income tax liabilities by $30.7 million and retained earnings by $46.2 million.

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



2. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 32 percent are under the LIFO method at both December 31, 1994 and June 30, 1994.

                                           (unaudited)
                                           December 31   June 30
                                              1994         1994
                                            --------     --------
                                               ($ in thousands)

          Raw materials                     $18,844      $15,366
          Work in process                    14,558       13,132
          Finished goods                     12,364       15,086
                                            --------     --------
                                             45,766       43,584
          Reserve for LIFO cost valuation   (10,284)      (8,622)
                                            --------     --------
             Total                          $35,482      $34,962
                                            ========     ========


3.  Internal Revenue Service ("IRS") Settlement

The Company recognized interest income in the first quarter of fiscal 1995 of $8,554,000 (pre-tax) related to the settlement of its 1986 through 1990 tax years. Federal income tax deficiency notices from the IRS related to those tax years were contested by the Company in United States Tax Court in fiscal 1993. These tax deficiency notices were primarily related to the Company's acquisi-tion of Ladies' Home Journal magazine in January 1986. In March 1994, the Company received a favorable decision from the Tax Court. The appeal period with respect to this decision expired on September 16, 1994. The Company also recognized a benefit of approximately $9 million which reduced the goodwill recorded in connection with the Ladies' Home Journal acquisition. The benefit of this reduction will be realized over the remaining life of the goodwill.
The Company recorded a receivable from the IRS in the first quarter related to these issues of approximately $18 million.

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


4.  Acquisition

On August 19, 1994, Meredith Corporation announced that it had reached an agreement to purchase the assets of WSMV-TV, an NBC network affiliated television station in Nashville, Tennessee, from Cook Inlet Television Partners. The Company obtained final regulatory approvals in December 1994, to acquire WSMV-TV. On January 5, 1995, the Company purchased the assets of WSMV-TV for $159 million using cash from short-term investments and lines of credit and $100 million in a term borrowing obtained from a group of four banks led by The Northern Trust Company as agent. A Form 8-K was filed in January 1995 describing the transaction.


5.  Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" in the first quarter of fiscal 1995. The Company has a subsidiary, Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners") in which it has an indirect ownership interest of approximately 70 percent. Strategic Partners entered into a Swap Rate Agreement (the "Agreement") on September 1, 1992 for $90 million of the debt outstanding under its loan agreement with 10 banks. The Agreement is in effect through September 1, 1995 and established that Strategic Partners would receive payment based on the six-month LIBOR interest rate, reset semi-annually, and make payments at the fixed interest rate of 7.1 percent. The purpose of the Agreement is to reduce interest rate risk by fixing the interest rate on $90 million of Strategic Partners' debt. (Total debt outstanding under Strategic Partners' term loan agreement was $135 million at December 31, 1994.) The fixed rate payable, including the applicable margin (as defined in the underlying loan agreement) is approximately 8.6 percent. This rate is accrued and charged to interest expense through the term of the Agreement. Remaining payments under the Agreement are $793,000 on March 1, 1995 and payment to or from Strategic Partners on September 1, 1995 based on the six-month LIBOR interest rate on March 1, 1995. The current value of the Agreement as of January 30, 1995, is $789,000 for the March 1, 1995 payment and $130,000 for the September 1, 1995 payment. The Agreement was entered into for a purpose other than trading. Strategic Partners' management believes there is no market risk or significant credit risk associated with the Agreement.

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



6.  Long-term Indebtedness/Disposition of Property

On December 29, 1994, Meredith/New Heritage Strategic Partners L.P. ("Strategic Partners") entered into an amendment to the loan agreement it currently has with ten banks, led by Toronto Dominion as agent. As of December 31, 1994, $135 million was owed under this loan agreement by Strategic Partners to the banks. (This debt is non-recourse to Meredith Corporation.) The maturity date, repayment provisions, required financial tests and capital expenditure limits were the significant changes made to the loan agreement in the December 29 amendment. The maturity date has been accelerated from March 31, 2001, to the earlier of March 31, 1996, or the date of the sale of all or the remaining portion of Strategic Partners' cable television systems. The requirement for regularly scheduled quarterly payments has been discontinued. New repayment provisions require that upon the earlier of June 30, 1995, or the sale of the North Dakota systems, Strategic Partners will pay the banks approximately $44 million. The remaining loan balance is payable on the maturity date. (Strategic Partners entered into a contract on December 20, 1994, to sell its North Dakota systems on or before March 31, 1995.) Strategic Partners met the required financial tests of the loan agreement, as amended, at December 31, 1994.


7.  Contingencies

Reference is made to Part II, Item 1. Legal Proceedings of the Company's Form 10-Q for the quarterly period ended September 30, 1994.

                                     Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations: Second Quarter Fiscal 1995 Compared with Second Quarter Fiscal 1994

Meredith Corporation net earnings for the quarter ended December 31, 1994 were $8,919,000, or 64 cents per share, an increase of more than 50 percent from prior-year second quarter earnings before the gain on dispositions and the non-recurring item, both net of tax. Net earnings in the prior-year second quarter were $11,504,000, or 80 cents per share, which included a post-tax gain of $8,197,000, or 57 cents per share, from the December 1993 sale of two television properties and a non-recurring post-tax charge of $2,592,000, or 18 cents per share, for taxes on disposed properties. Excluding these special items, prior-year second quarter earnings were $5,899,000, or 41 cents per share. Record profits in the Company's Broadcast Group were the primary factor in the increase in comparable earnings. Two cents of the increase in comparable earnings per share resulted from fewer shares outstanding due to the Company's share repurchase program.

Revenues for the three months ended December 31, 1994 were $214,884,000, a five percent increase from prior-year second quarter revenues of $204,630,000. Increased advertising revenues from magazine operations and the five comparable television stations were the most significant factor in the increase.

Revenues by Segment

     Three Months Ended December 31                 1994         1993
     -------------------------------------------------------------------
     Publishing                                   $164,537     $156,360
     Broadcast                                      31,085       30,299
     Real Estate                                     6,008        5,343
     Cable                                          13,273       12,641
     Less: Inter-segment Revenue                       (19)         (13)
                                                  --------     --------
       Total Revenues                             $214,884     $204,630
                                                  ========     ========

Income from operations was $18,944,000 in the fiscal second quarter, almost double operating income of $9,475,000 in the prior-year period. The operating margin rose from 4.6 percent of net revenues in the fiscal 1994 second quarter to 8.8 percent in the current quarter. Excluding the non-recurring charge from the prior-year period, the operating margin increased 26 percent. The following table shows the percentage of revenues each major expense classification represented in the current and prior year quarter:

Expenses as Percentage of Revenues


Three Months Ended December 31                      1994         1993*
- ------------------------------------------------------------------------
Production, distribution and editorial (PD&E)       39.5%        41.7%
Selling, general and administrative (SG&A)          47.7%        47.1%
Depreciation and amortization                        4.0%         4.2%
Non-recurring items                                   --          2.3%

* Reclassified to conform with current-year presentation.


PD&E expense declined as a percentage of total revenues due to increased advertising revenues in the Broadcast Group.

SG&A expenses increased slightly as a percentage of revenues compared to the prior year period. The primary factor in the increase was the operating effect of a change in accounting principle related to subscription acquisition costs (see further explanation in Publishing Segment discussion). This accounting change added approximately $2.9 million to SG&A expenses in the second quarter. Prior year SG&A expenses would have been 46.8 percent of net revenues on a pro forma basis if the accounting change was reflected in the prior year due to the timing of subscriber acquisition efforts.

The charge for non-recurring items represents a prior-year reserve for taxes on disposed properties.


A discussion of results by segment follows:

Publishing: Revenues in the Magazine Group increased ten percent from the prior-year second quarter primarily due to increased advertising revenues resulting from a 15 percent increase in advertising pages. Almost all titles reported higher ad pages and revenues. Better Homes and Gardens, the Company's largest circulation title, recorded an advertising page gain of 13 percent. Other titles with double-digit percentage gains in ad pages included Traditional Home, Golf For Women, WOOD and the Company's line-up of Better Homes and Gardens Special Interest Publications. Magazine Group circulation revenues were up 4 percent from the prior year primarily due to subscription revenues on new titles, including Better Homes and Gardens Floral & Nature Crafts, and newsstand sales of a new line of custom publications. Ancillary revenues in the Magazine Group also grew due to increased sales of specialty products and services.

Magazine Group profits increased from the prior year second quarter despite the negative operating effect of a change in accounting principle related to subscription acquisition costs. In December 1994, the Financial Accounting Standards Board (FASB) approved the issuance of Practice Bulletin 13 which interpreted AICPA Statement of Position 93-7, "Reporting on Advertising Costs," previously adopted by the Company. Practice Bulletin 13 required the Company to change from a method of deferring most subscription acquisition costs to deferring only those costs generating future subscription revenues in excess of future costs incurred. Therefore, subscription acquisition expenses may now vary significantly by quarter, depending on the timing of subscriber promotion efforts.

Excluding the effect of this change in accounting principle, profits increased more than 30 percent from the prior year period. Better Homes and Gardens magazine led the Group with a profit improvement in excess of 50 percent resulting primarily from a gain in advertising revenues. Increased ad revenues also were the primary factor in improved results for Golf For Women, WOOD, Country America and the Better Homes and Gardens Special Interest Publications. Current quarter profits were held down by higher new title start-up costs and expansion in the custom publishing area. The increase in new title start-up costs primarily reflected costs associated with a new bi-monthly gardening magazine, Home Garden, which will debut in the Company's fiscal third quarter.

Book Group revenues declined 14 percent from the prior year second quarter due to lower sales volumes in the retail marketing, direct mail and Craftways operations. After several successive quarters of improvement, operating results for the Group also were short of the prior year's performance. Profits in retail marketing operations suffered from lower sales volume and margins, a result of the mix of products sold. The decline in sales volume reflected a significant prior year sale of garden titles to Wal-Mart Stores, Inc. This sale coincided with the January 1994 opening of Wal-Mart/Better Homes and Gardens Garden Centers in more than 2,000 stores nationwide. Increased new member acquisition efforts held-down profits in Better Homes and Garden Crafts Club, the largest of the Company's five book clubs. Direct mail operating results also fell short of the prior year quarter due to lower sales volumes and increased promotion costs relative to net revenues.

Revenues and profits from the Company's licensing agreement with Wal-Mart Stores, Inc., contributed to the improvement in second quarter Publishing segment results.

Broadcast: Increases in local and national advertising revenues resulted in record second quarter profits for the Broadcast Group. Advertising revenues of the five comparable stations increased 25 percent from the prior year second quarter. Increased market demand for advertising led to higher spot rates which fueled the revenue growth. Increased revenues at KPHO, the Company's television station in Phoenix, also reflected its affiliation with the CBS network effective September 10, 1994. Broadcast Group profits increased more than 75 percent from comparable fiscal 1994 second quarter earnings. This comparison excludes the operating results of two stations sold in December 1993. All of the Company's five stations reported higher profits primarily due to revenue increases. Lower programming expenses also contributed to improved performance, especially at KPHO. The decline in programming expense at KPHO reflects a reduced need for station-supplied programming, due to its affiliation with CBS, which led to a one-time write-down of certain film assets in the prior year.

Real Estate: Second quarter revenues increased 12 percent in the Real Estate Group due to higher transaction fee revenues and product and publication sales volumes. The increase in transaction fees, which are generated by members' sales volumes, reflected continued strength in existing home sales. Profits also exceeded the prior year second quarter, primarily due to revenue increases.

Cable Television: Subscriber growth led to a five percent revenue increase in the cable television operations. The Company indirectly owns approximately 70 percent of two cable television systems located in North Dakota and Minnesota. Lower average revenue per subscriber, a result of government re-regulation of cable pricing, partially offset the increase in revenues from additional subscribers. Operating profits, before interest expense, also exceeded the prior year period due to the revenue increase. However, due to higher interest rates on debt, the cable television operations recorded an increased net loss for the quarter compared to the prior year.

In December 1994, Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners") announced the sale of its cable television system in Bismarck - Mandan, North Dakota. This is the smaller of two systems owned by Strategic Partners. The sale is expected to close in fiscal 1995, subject to regulatory approval. Sale proceeds are required, per Strategic Partners' loan agreement (as amended), to be applied against the outstanding debt of Strategic Partners. This will have a favorable effect on interest expense of Strategic Partners going forward.

Other: Increased interest income resulted from additional cash available for investment and higher effective yields in the current period. Interest expense, which relates almost entirely to the cable operations debt, increased from the prior year period reflecting higher rates.

The increase in the overall effective tax rate, from 41 percent in the fiscal 1994 second quarter to 49 percent in the current quarter, reflected a favorable effective tax rate on the prior-year gain on disposition of two broadcast television properties.

Results of Operations: First Six Months Fiscal 1995 Compared with First Six Months Fiscal 1994

The effect of a change in accounting principle resulted in a net loss of $26,569,000, or a negative $1.92 per share, for the first six months of fiscal 1995. In December 1994, the FASB approved the issuance of Practice Bulletin 13 which interpreted AICPA Statement of Position 93-7, "Reporting on Advertising Costs," previously adopted by the Company. Practice Bulletin 13 required the Company to change from a method of deferring most subscription acquisition costs to deferring only those costs generating future subscription revenues in excess of future costs incurred. The cumulative effect of this change in accounting principle, as of July 1, 1994, was to reduce subscription acquisition costs by $76.9 million, deferred income tax liabilities by $30.7 million and net earnings by $46.2 million, or $3.33 per share.

Earnings before the cumulative effect of a change in accounting principle were $19,591,000, or $1.41 per share and included $4,747,000, or 34 cents per share, in post-tax interest income from the Internal Revenue Service ("IRS"). The Company recognized interest income in the first quarter of $8,554,000 (pre-tax) related to the settlement of its 1986 through 1990 tax years. Federal income tax deficiency notices from the IRS for those tax years were contested in United States Tax Court in fiscal 1993. These tax deficiency notices primarily related to the Company's acquisition of Ladies' Home Journal magazine in January 1986. In March 1994, the Company received a favorable decision from the Tax Court. The appeal period with respect to this decision expired on September 16, 1994. In addition to the interest income reported above, the Company recognized a benefit of approximately $9 million which reduced the goodwill recorded in connection with the Ladies' Home Journal acquisition. The benefit of this reduction will be realized over the remaining life of the goodwill.

Fiscal 1994 net earnings for the first six months were $14,948,000, or $1.04 per share. This included a post-tax gain of $8,197,000 (57 cents per share) on the dispositions of the Syracuse and Fresno television properties and a non-recurring post-tax charge of $2,592,000 (18 cents per share) for taxes on disposed properties.

Excluding these one-time occurrences, earnings were $14,844,000, or $1.07 per share, for the six months ended December 31,1994, an increase of 65 percent from comparable prior year per-share earnings of 65 cents, or $9,343,000. The improvement resulted primarily from increased profits in the Broadcast Group. Also contributing were improvements in Magazine, Real Estate and Licensing operations. Four cents of the increase in comparable earnings per share resulted from fewer shares outstanding due to the Company's share repurchase program.

Revenues for the first six months of fiscal 1995 were $415,031,000, a seven percent increase from prior year revenues of $386,921,000. Advertising revenues increased 12 percent due to gains from magazine operations and the five comparable television stations. Increases in Real Estate Group revenues and the addition of revenues from a licensing agreement were the primary factors in the increase in other revenues.


Revenues by Segment

     Six Months Ended December 31                1994         1993
     -----------------------------------------------------------------
     Publishing                                $319,606     $296,225
     Broadcast                                   57,068       54,907
     Real Estate                                 12,301       10,253
     Cable                                       26,087       25,555
     Less: Inter-segment Revenue                    (31)         (19)
                                               --------     --------

     Total Revenues                            $415,031     $386,921
                                               ========     ========

Income from operations was $32,531,000 for the six months ended December 31,1994 compared to $21,360,000 in the prior year period. The operating margin increased from 5.5 percent of net revenues in the prior year period to 7.8 percent in the current period. Excluding the non-recurring charge from the prior year, the operating margin increased 15 percent. The following table shows the percentage of revenues each major expense classification represented in the current and prior year periods:


Expenses as Percentage of Revenues

Six Months Ended December 31                        1994         1993*
- ------------------------------------------------------------------------
Production, distribution and editorial (PD&E)       40.4%        41.9%
Selling, general and administrative (SG&A)          47.7%        46.8%
Depreciation and amortization                        4.1%         4.5%
Non-recurring items                                   --          1.2%

* Reclassified to conform with current-year presentation.


PD&E expense declined as a percentage of total revenues due to increased advertising revenues in the Broadcast Group.

SG&A expenses increased approximately one percent of revenues compared to the prior year period. The operating effect of the change in accounting principle, related to subscription acquisition costs, was the primary factor in the increase. Prior year SG&A expenses would have been 45.4 percent of net revenues on a pro forma basis if the accounting change was reflected in the prior year. The increase in current period expense reflected the timing and volume of subscriber acquisition efforts. Corporate non-operating expenses also increased due to higher administrative expenses in the current year and several one-time favorable adjustments in the prior year period.

The charge for non-recurring items represents a prior-year reserve for taxes on disposed properties.

A discussion of results by segment follows:

Publishing: Revenues in the Magazine Group increased nine percent in the current period over the prior year period. Advertising revenues grew 15 percent due to strong advertising page gains by virtually all titles. Better Homes and Gardens and Ladies' Home Journal magazines, the Company's two largest circulation titles, reported ad page increases of 15 percent and 8 percent, respectively. Traditional Home, Country Home, Wood, Successful Farming, Golf For Women and the Better Homes and Gardens Special Interest Publications all reported double-digit percentage gains in ad pages. Magazine Group circulation revenues increased four percent due to higher subscription revenues on new titles, including Crayola Kids and Better Homes and Gardens Floral & Nature Crafts. Growth of ancillary revenues from the sale of specialty products and services also contributed to the Group's revenue increase.

Magazine Group profits increased nine percent from the prior year period despite the unfavorable effect on operating results of the change in accounting principle related to subscription acquisition costs. That change resulted in the recognition of an additional $2.9 million in subscription expense in the current period. Excluding that impact, Magazine Group profits were up 18 percent, largely due to the strong performance of its flagship title, Better Homes and Gardens magazine. Advertising revenue growth fueled the Better Homes and Gardens profit increase and also led to improved performances by Ladies' Home Journal, Golf For Women, Successful Farming and WOOD magazines. Magazine Group profits also benefited from rebates negotiated with major suppliers. Partially offsetting these improvements were increased costs for new magazine start-ups and expansion in the custom publishing area. The increase in new title start-up costs primarily reflected costs associated with a new bi-monthly gardening magazine, Home Garden, which debuts in the Company's fiscal third quarter.

Book Group revenues declined slightly in the current six month period primarily due to lower subscription levels of Cross Stitch & Country Crafts. Book Group operating results also lagged behind the prior year. Lower profits in the retail marketing operations resulted from lower margins on sales, a function of the mix of products sold. Higher promotion costs occurred in the direct mail operations and circulation contribution declined in Cross Stitch & Country Crafts.

Revenues and profits from the Company's licensing agreement with Wal-Mart Stores, Inc., contributed to the improvement in Publishing segment results. Better Homes and Gardens Garden Centers opened in more than 2,000 stores nationwide in January 1994.

Paper and postage are significant and essential expenses in the Publishing segment. Paper prices, which had been relatively stable in fiscal 1994 have increased approximately 20 percent since the end of fiscal 1994. This includes a January 1995 price increase. The price increases reflect a tightening of the paper market due to strong demand. While the Company does not expect to experience a shortage of paper in the foreseeable future, the current tight market is expected to lead to further price increases. Each 10 percent increase in price equates to a $10 million increase in paper costs for the Company based on current annual volumes. The Company will consider changes in paper types and weights in an effort to minimize the impact of the price increases, but only where it believes product quality will not be adversely affected. A postal rate increase occurred in January 1995 increasing the Company's current level of postage costs by approximately $10 million on an annual basis.

Broadcast: Broadcast Group revenues increased four percent in the six months ended December 31, 1994 despite the absence of revenues from two television stations sold in December 1993. Excluding those stations, comparable revenues increased 25 percent due to strong local and national advertising revenues. Each of the five comparable stations reported double-digit percentage gains in ad revenues, a result of higher spot rates due to increased market demand for television advertising. The advertising revenue increase led to a 70 percent increase in comparable profits for the six months. This comparison with prior year results excludes a favorable adjustment to accrued music license fees and the operating results of two stations sold in December 1993. All five television stations reported significant profit improvement. KPHO, the Company's Phoenix station which joined the CBS network in September 1994, reported the largest percentage profit improvement. The CBS affiliation is expected to have a favorable long-term effect on the revenues and profits of KPHO.

The Company completed the purchase of WSMV-TV, an NBC affiliate serving the Nashville, Tennessee market, on January 5, 1995. This purchase is expected to have a significant and favorable impact on Broadcast Group revenues and profits on an annual basis. Interest expense on the debt incurred to purchase WSMV-TV will reduce the favorable effect on net earnings of the Company.

Real Estate: Higher transaction fee revenues and increased product and publication sales volumes led to a 20 percent increase in Real Estate Group revenues in the first six months of fiscal 1995. The increase in transaction fees, which are generated by member's sales volume, reflected continued strength in existing home sales. The revenue increases were also the primary factor in a double-digit percentage profit increase for the Group.

Cable: Revenues in the Company's 70 percent owned cable systems increased slightly compared to the prior year period. Subscriber growth at both systems more than offset the negative effect of federally-mandated subscriber rate rollbacks. Profits, before interest expense, were down from the prior year period due to the impact of rate rollbacks on first quarter performance. After interest expense, the cable television operations experienced a net loss for the six months. The loss was greater than in the comparable prior year period due to higher interest rates and lower operating profits.

Other: Interest income (excluding interest income from the IRS settlement) increased due to additional cash available for investment and higher effective yields. Interest expense, which related primarily to the cable operations debt, increased slightly due to higher interest rates.

The Company's effective tax rate declined from 49 percent of revenues in the six months ended December 31, 1993, to 48 percent in the current period despite the favorable net effect of two special items in the prior year. The current year provision benefited from increased operating earnings, compared to the prior year period, which lessened the effect of non-deductible items on the overall tax rate. The prior year provision benefited from a favorable effective tax rate on the gain on the disposition of two television stations. However, this benefit was partially offset in the prior year by the unfavorable impact of the federal corporate tax rate increase on the Company's deferred tax liabilities.


                        Liquidity and Capital Resources

Cash and cash equivalents increased by $11,269,000 in the six months ended December 31, 1994, to $49,226,000. This compares to a decrease of $9,357,000 in the first six months of fiscal 1994. The difference was primarily the result of increased cash provided by operating activities in the current period. Higher earnings (before the change in accounting principle which had no cash effect) and an increase in accounts payable and accruals led to the increase in cash provided by operations. The increase in accounts payable and accruals reflected additional paper purchases prior to a January 1995 price increase. Accounts payable and accruals declined in the prior-year period due to a large contribution made by the Company to a pension plan and payments for paper purchased in June 1993 in anticipation of a July 1993 paper price increase. The difference in unearned subscription revenues activity between periods reflected the timing of major promotional mailings. The reduction in cash provided by investing activities was due to the prior year proceeds from the dispositions of two television properties. The decrease in cash used by financing activities in the current period reflected a lower number of Company shares repurchased.

The decreases in subscription acquisition costs, deferred income taxes and retained earnings, from June 30, 1994 to December 31, 1994, reflected the cumulative effect of the change in accounting principle recorded in the current period as of July 1, 1994. The increase in accounts receivable during the period was due to higher advertising receivables in magazine and broadcast operations and the remaining balance due from the IRS for the recent tax settlement. The increase in the current portion of long-term indebtedness compared to June 30, 1994, reflected an amendment to Strategic Partners' loan agreement.

At September 30, 1994, Strategic Partners failed to meet certain financial ratios related to operating cash flow as required by the loan agreement it has with ten banks. In light of Strategic Partners' efforts to sell its assets in part or in whole, the banks waived compliance with the affected covenants and their rights and remedies under the loan agreement as a result of the defaults for the fiscal year first quarter. On December 29, 1994, Strategic Partners and the banks amended the aforementioned loan agreement. Significant amended terms and provisions relate to the maturity date, repayment provisions, required financial tests and capital expenditure limits. (See Note 6 to the Interim Consolidated Financial Statements.) The required financial ratio tests, as amended, were met by Strategic Partners at December 31, 1994. Strategic Partners' debt is non-recourse to Meredith Corporation. Strategic Partners continues to explore the disposition of its remaining cable television systems in Minnesota.

On January 5, 1995, Meredith Corporation purchased the assets of WSMV-TV, a television station located in Nashville, Tennessee. The purchase price for WSMV-TV was $159 million. The acquisition was financed by cash from short-term investments and lines of credit and $100 million in a term borrowing from a group of four banks led by The Northern Trust Company as agent. The first payment of $10 million is due under the loan agreement on June 1, 1995. The final payment is scheduled to be made on December 31, 1998, the term loan maturity date. Operating cash flows of the Company are expected to provide adequate funds for debt and interest payments.

In the six months ended December 31, 1994, $3.8 million was spent for the repurchase of 84,000 shares of Company common stock. This compares with spending of $20.2 million for 563,000 shares in the prior year period. As of December 31, 1994, approximately 194,000 shares may be repurchased under an existing authorization by the Board of Directors. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting.

On January 30, 1995, the Board of Directors increased the quarterly dividend by 11 percent, or two cents per share, to 20 cents per share with the dividends payable on March 15, 1995. On an annual basis, the effect of this quarterly dividend increase would be to increase dividends paid by approximately $1 million at the current number of shares outstanding. The Board of Directors also approved a two-for-one stock split in the form of a share dividend payable to shareholders of record on March 1, 1995.

Capital expenditures in fiscal 1995 are expected to increase by approximately fifteen percent over fiscal 1994 levels. This growth will result primarily from increased spending at the Company's television station in Phoenix to facilitate increased news programming and upgrade other receiving and transmission equipment related to becoming a CBS affiliate in September 1994. Other planned spending includes equipment upgrades for the recently acquired television station in Nashville and continued investment in new and upgraded computer networks throughout Company operations. The Company also intends to enter into a lease agreement for office space in New York City, which will allow consolidation of all New York City employees in one location and reduce future occupancy costs. This project is expected to cost approximately $10 million with spending to occur primarily in fiscal 1996. In addition, the Company plans to spend approximately $36 million in fiscal 1996 through 1998 for a new office building and related improvements in Des Moines. The Company has made no other material commitments for capital expenditures.

At this time, management expects that cash on hand, plus internally-generated cash flow, will provide funds for capital expenditures, cash dividends, scheduled debt payments and other operational cash needs for foreseeable periods (excluding Strategic Partners' scheduled debt payments which are expected to be funded by proceeds from the partial or total sale of its cable television systems). Short-term lines of credit will continue to be used on an as-needed basis for short-term working capital needs. At December 31, 1994, Meredith Corporation had three unused committed lines of credit totaling $23 million. The Company does not expect the need for any long-term source of cash to meet working capital requirements.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Reference is made to Part II, Item 1. Legal Proceedings of the Company's Form 10-Q for the period ended September 30, 1994.


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on November 14, 1994 at the Company's headquarters in Des Moines, Iowa.

(b)  The name of each director elected at the Annual Meeting is shown under
     Item 4.(c).

     The other directors whose terms of office continued after the meeting were: Robert A. Burnett, Pierson M. Grieve, Robert E. Lee, Richard S. Levitt, E. T. Meredith III, Jack D. Rehm and Barbara S. Uehling.

(c) Four Class II directors for terms expiring in 1997 were elected at the annual meeting. The following directors were elected at that meeting in uncontested elections:

                                          Number of shareholder votes*
                                          ----------------------------
                                                For        Withheld
                                             ----------    --------
     Class II directors
       Herbert M. Baum                       39,659,962     297,057
       Frederick B. Henry                    39,663,681     293,338
       William T. Kerr                       39,667,882     289,137
       Nicholas L. Reding                    39,667,882     289,137

     *As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

     In addition, the appointment by the Board of Directors of Joel W. Johnson, President and Chief Executive Officer of Hormel Foods Corporation to serve as a Class III director and to fill a vacancy created by the retirement of Gerald D. Thornton was unanimously approved by shares present and voted at the Meeting. Mr. Johnson will serve for a term to expire at the next election of directors by the stockholders (November 13, 1995), pursuant to Article III, Section 8 of the Company's Bylaws.

Stockholders of the Company approved a supplement to the Company's Management Incentive Plan (the "Plan") that specifies business criteria, classes of eligible participants and maximum annual incentives to be awarded under the Plan. The shareholder vote on the proposal was as follows:

                                                       # Broker
             # For        # Against     # Abstain      Non-Votes
           ----------     ---------     ---------      ---------

           38,457,211     1,260,226      194,774         26,232

Stockholders of the Company also approved an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of class B stock to 15 million solely for issuance as share dividends on class B stock, to increase the number of authorized shares of common stock from 50 million to 80 million and to modify certain rights of common stock and class B stock with respect to share dividends. The shareholder vote on the proposal was as follows:

                                                       # Broker
             # For        # Against     # Abstain      Non-Votes
           ----------     ---------     ---------      ---------

           35,197,843     3,871,123       95,526        774,131

Lastly, stockholders of the Company approved an amendment to the Company's Restated Articles of Incorporation to broaden the class of "Permitted Transferees" of class B stock by defining the term "grandparent" as "an ancestor in any degree born after January 1, 1876." The shareholder vote on the proposal was as follows:

                                                       # Broker
             # For        # Against     # Abstain      Non-Votes
           ----------     ---------     ---------      ---------

           37,643,140     1,315,678      171,709        808,159


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

     3a)  Restated Articles of Incorporation

      b)  Restated Bylaws

     4) Instruments defining the rights of security holders, including indentures: Loan agreement, as amended, between Meredith/New Heritage Strategic Partners L.P. and ten banks, led by Toronto-Dominion Bank

    10)  Material contracts

         a) Meredith Corporation Nonqualified Stock Option Award Agreement with Jack D. Rehm, Chairman and Chief Executive Officer

         b) Meredith Corporation Restricted Stock Agreement with Jack D. Rehm, Chairman and Chief Executive Officer

         c) Meredith Corporation Nonqualified Stock Option Award Agreement with William T. Kerr, President and Chief Operating Officer

         d) Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements with its executive officers.

    11)  Statement re computation of per share earnings

    27)  Financial Data Schedule

(b) Reports on Form 8-K

    No Form 8-K was filed for the quarter ended December 31, 1994.


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

                              MEREDITH CORPORATION
                              Registrant


                                (Larry D. Hartsook)
                                 Larry D. Hartsook
                              Vice President - Finance
                              (Principal Financial and
                                 Accounting Officer)



Date:  February 13, 1995

                               Index to Exhibits


     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

        3a        Restated Articles of Incorporation

        3b        Restated Bylaws

        4 Loan agreement, as amended, between Meredith/New Heritage Strategic Partners L.P. and ten banks, led by Toronto-Dominion Bank*

       10a Meredith Corporation Nonqualified Stock Option Award Agreement with Jack D. Rehm, Chairman and Chief Executive Officer

       10b        Meredith Corporation Restricted Stock Agreement with Jack D.
                  Rehm, Chairman and Chief Executive Officer

       10c Meredith Corporation Nonqualified Stock Option Award Agreement with William T. Kerr, President and Chief Operating Officer

       10d Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements with its executive officers

       11         Statement re computation of per share earnings

       27         Financial Data Schedule




*Supplementary Exhibits and Schedules to the loan agreement as listed on pages
 4 and 5 of Exhibit 4 are not included in this filing. Copies of any exhibits and/or schedules to this loan agreement will be furnished upon request.