Form 10-Q
period 1995-03-31
MEREDITH CORP
filed 1995-05-12
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1995

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

                               Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at April 28, 1995
Common Stock, $1 par value                            20,450,752
Class B Stock, $1 par value                            7,018,486

Part I. FINANCIAL INFORMATION
Item I. Financial Statements



                    Meredith Corporation and Subsidiaries
                         Consolidated Balance Sheets



                                                 (Unaudited)
                                                   March 31       June 30
Assets                                               1995          1994
- --------------------------------------------------------------------------
                                                        (in thousands)
 Current Assets:
 Cash and cash equivalents                        $   5,895     $  37,957
 Marketable securities                                1,000        12,178
 Receivables, net                                   112,751        75,856
 Inventories                                         42,284        34,962
 Supplies and prepayments                            22,561        18,509
 Deferred income taxes                                5,026          --
 Subscription acquisition costs                      54,490       111,567
 Film rental costs                                    7,866         7,239
                                                  ----------    ----------
 Total Current Assets                               251,873       298,268
                                                  ----------    ----------
 Property, Plant and Equipment (at cost)            246,215       231,158
   Less accumulated depreciation                   (116,608)     (106,503)
                                                  ----------    ----------
 Net Property, Plant and Equipment                  129,607       124,655
                                                  ----------    ----------
 Deferred Film Rental Costs                           4,858         3,874
 Deferred Subscription Acquisition Costs             50,464        70,108
 Other Assets                                        25,578        24,562
 Goodwill and Other Intangibles
  (at original cost less accumulated amortization)  432,028       343,000
                                                  ----------    ----------
 Total Assets                                     $ 894,408     $ 864,467
                                                  ==========    ==========



See accompanying Notes to Interim Consolidated Financial Statements.

                    Meredith Corporation and Subsidiaries
                         Consolidated Balance Sheets
                                                 (Unaudited)
                                                   March 31       June 30
Liabilities and Stockholders' Equity                 1995          1994
- --------------------------------------------------------------------------
 Current Liabilities:
 Current portion of long-term indebtedness        $   9,669     $  11,178
 Current portion of long-term film rental contracts   8,570         6,683
 Accounts payable                                    40,625        35,984
 Accrued taxes and expenses                          63,658        55,022
 Unearned subscription revenues                     161,438       152,952
 Deferred income taxes                                 --          18,560
                                                  ----------    ----------
 Total Current Liabilities                          283,960       280,379
                                                  ----------    ----------
 Long-Term Indebtedness                             181,307       126,822
 Long-Term Film Rental Contracts                      6,360         4,118
 Unearned Subscription Revenues                     102,241        95,407
 Deferred Income Taxes                               24,215        37,011
 Other Deferred Items                                27,721        24,966
                                                  ----------    ----------
 Total Liabilities                                  625,804       568,703
                                                  ----------    ----------
 Minority Interests                                  35,949        38,003
                                                  ----------    ----------
 Stockholders' Equity:
  Series Preferred Stock, par value $1 per share
    Authorized 5,000,000 shares; none issued.          --            --
  Common Stock, par value $1 per share
    Authorized 80,000,000 shares; issued and outstanding
     20,420,623 at March 31 and 20,238,330 at
    June 30 (net of treasury shares, 11,632,624 at   20,421        10,119
    March 31 and 11,526,656 shares at June 30.)
  Class B stock, par value $1 per share,
    convertible to Common Stock
    Authorized 15,000,000; issued and outstanding
    7,032,845 shares at March 31 and 7,203,864
    at June 30.                                       7,033         3,602
  Retained earnings                                 209,288       246,917
  Unearned compensation                              (4,087)       (2,877)
                                                  ----------    ----------
 Total Stockholders' Equity                         232,655       257,761
                                                  ----------    ----------
 Total Liabilities and Stockholders' Equity       $ 894,408     $ 864,467
                                                  ==========    ==========
See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                         Three Months         Nine Months
                                        Ended March 31       Ended March 31
                                       1995       1994*     1995        1994*
- -------------------------------------------------------------------------------
                                (Dollar amounts in thousands, except per share)
Revenues (less returns and allowances):
   Advertising                       $107,644   $ 86,696   $284,478   $245,142
   Circulation                         67,873     63,820    198,511    191,796
   Consumer books                      23,233     23,406     68,277     67,554
   All other                           31,699     31,841     94,214     88,192
                                     ---------  ---------  ---------  ---------
Total Revenues                        230,449    205,763    645,480    592,684
                                     ---------  ---------  ---------  ---------
Operating Costs and Expenses:
    Production, distribution and edit  94,006     84,456    261,549    246,776
    Selling, general and admin        105,395     95,964    303,228    277,147
    Depreciation and amortization       9,888      8,585     27,012     25,843
    Non-recurring item                     --         --         --      4,800
                                     ---------  ---------  ---------  ---------
Total Operating Costs and Expenses    209,289    189,005    591,789    554,566
                                     ---------  ---------  ---------  ---------
Income from Operations                 21,160     16,758     53,691     38,118

    Gain on dispositions                3,501         --      3,501     11,997
    Interest income - IRS settlement       --         --      8,554         --
    Interest income                       505        515      1,912      1,153
    Interest expense                   (4,689)    (3,185)   (10,550)    (8,875)
    Minority interests                   (270)       770      1,044      1,935
                                     ---------  ---------  ---------  ---------
Earnings before Income Taxes and       20,207     14,858     58,152     44,328
  Cumulative Effect of Change in
  Accounting Principle
Income taxes                           10,028      7,642     28,382     22,164
                                     ---------  ---------  ---------  ---------
Earnings before Cumulative Effect of
  Change in Accounting Principle       10,179      7,216     29,770     22,164

Cumulative Effect of Change in
  Accounting Principle                     --         --    (46,160)        --
                                     ---------  ---------  ---------  ---------

Net Earnings (Loss)                  $ 10,179   $  7,216   $(16,390)  $ 22,164
                                     =========  =========  =========  =========

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)



                                         Three Months         Nine Months
                                        Ended March 31       Ended March 31
                                       1995       1994*     1995        1994*
- -------------------------------------------------------------------------------
                                (Dollar amounts in thousands, except per share)

Net Earnings (Loss) Per Share:

Earnings before Cumulative Effect of
  Change in Accounting Principle     $   0.37   $   0.26   $   1.08   $   0.78

Cumulative Effect of Change in
  Accounting Principle                     --         --      (1.67)        --
                                     ---------  ---------  ---------  ---------

Net Earnings (Loss) Per Share        $   0.37   $   0.26   $  (0.59)  $   0.78
                                     =========  =========  =========  =========
Dividends Paid Per Share             $   0.10   $   0.09   $   0.28   $   0.25
                                     =========  =========  =========  =========
Average Number of Shares
 Outstanding                        27,764,000 28,159,000 27,715,000 28,622,000
                                    ========== ========== ========== ==========


* Reclassified to conform with current-year presentation.



Special Note to Consolidated Statements of Earnings (Unaudited)

In December 1994, the FASB approved the issuance of Practice Bulletin 13 which interpreted AICPA Statement of Position 93-7, "Reporting on Advertising Costs," previously adopted by the Company. This Practice Bulletin required the Company to change from a method of deferring most subscription acquisition costs to deferring only those costs generating future subscription revenues in excess of future costs incurred. The Company reported this change as a change in accounting principle, as of July 1, 1994. (See Note 1 to the Interim Consolidated Financial Statements.)

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)




Pro forma amounts assuming the new accounting principle was applied during all periods presented:


                                          Three Months          Nine Months
                                         Ended March 31        Ended March 31
                                        1995       1994       1995       1994
                                   --------------------------------------------
                               (Dollar amounts in thousands, except per share)

Earnings before Cumulative Effect
  of Change in Accounting Principle   $ 10,179   $  2,738   $ 29,770   $ 20,960
                                      ========   ========   ========   ========
Net Earnings                          $ 10,179   $  2,738   $ 29,770   $ 20,960
                                      ========   ========   ========   ========

Earnings Per Share:

 Earnings before Cumulative Effect
   of Change in Accounting Principle  $   0.37   $   0.10   $   1.08   $   0.73
                                      ========   ========   ========   ========
 Net Earnings                         $   0.37   $   0.10   $   1.08   $   0.73
                                      ========   ========   ========   ========




All previously reported number of shares and per share information has been restated to reflect the two-for-one stock split for shareholders of record on March 1, 1995.





See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)





For the Nine Months Ended March 31                             1995       1994*
- -------------------------------------------------------------------------------
                                                               (in thousands)
Cash Flows from Operating Activities:
  Earnings before cumulative effect of change in
    accounting principle                                   $ 29,770   $ 22,164
  Less cumulative effect of change in accounting principle  (46,160)       --
                                                            --------   --------
                                                            (16,390)    22,164
Adjustments to Reconcile Net Earnings to
Net Cash Provided by Operating Activities:
  Depreciation and amortization                              27,012     25,843
  Amortization of film contract rights                       12,971     16,924
  (Decrease) increase in deferred income taxes              (36,382)     6,388
  Non-recurring item (net of taxes)                             --       2,592
  (Increase) in receivables                                 (37,152)   (29,267)
  (Increase) in inventories                                  (7,322)      (390)
  (Increase) in supplies and prepayments                     (4,078)    (1,361)
  Decrease (increase) in subscription acquisition costs      76,721     (9,522)
  Increase (decrease) in accounts payable and accruals       10,360    (19,952)
  Gain on dispositions (net of taxes)                        (1,101)    (8,197)
  Increase in unearned subscription revenues                 15,320     13,153
  Increase in other deferred items                            2,755      2,614
                                                            --------   --------
Net cash provided by operating activities                    42,714     20,989
                                                            --------   --------

Cash Flows from Investing Activities:
  Redemption of marketable securities                        11,178      8,758
  Proceeds from dispositions                                 49,000     33,000
  Payment for purchase of business                         (159,000)        --
  Additions to property, plant, and equipment               (18,470)   (15,082)
  Decrease (increase) in other assets                         9,044     (6,255)
                                                            --------   --------
Net cash (used) provided by investing activities           (108,248)    20,421
                                                            --------   --------

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)





For the Nine Months Ended March 31                             1995       1994*
- -------------------------------------------------------------------------------
                                                               (in thousands)

Cash Flows from Financing Activities:
  Long-term indebtedness incurred                           100,000         --
  Long-term indebtedness retired                            (47,024)      (117)
  Payments for film rental contracts                        (10,777)   (11,191)
  Proceeds from common stock issued                           2,719      2,208
  Purchase of company shares                                 (3,759)   (38,165)
  Dividends paid                                             (7,687)    (7,197)
                                                            --------   --------
Net cash provided (used) by financing activities             33,472    (54,462)
                                                            --------   --------
Net (decrease) in cash and cash equivalents                 (32,062)   (13,052)
Cash and cash equivalents at beginning of year               37,957     18,569
                                                            --------   --------
Cash and Cash Equivalents at End of Period                 $  5,895   $  5,517
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

Change in accounting principle related to subscription acquisition costs:

The Company recognized a charge of $46,160,000 (post-tax) to earnings during the quarter ended December 31, 1994 related to the implementation of Practice Bulletin 13 "Direct-Response Advertising and Probable Future Benefits." Practice Bulletin 13 was issued by the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants (AICPA) upon approval by the Financial Accounting Standards Board (FASB) in December, 1994. Practice Bulletin 13 was issued to interpret Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs" issued by AcSEC in December, 1993.

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

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

Therefore, in accordance with the requirements of Practice Bulletin 13, the Company reported the change in accounting as a cumulative effect of a change in accounting principle as of July 1, 1994, the beginning of the Company's current fiscal year. The effect of adopting Practice Bulletin 13 on the Company's consolidated statements of earnings were as follows:

                               Three     Three        Three      Nine
                               Months    Months       Months     Months
                               Ended     Ended        Ended      Ended
                             Sept. 30,  Dec. 31,     March 30,  March 30,
  Earnings (Loss)               1994*     1994         1995       1995
- ------------------           ---------  --------     ---------  ---------
($ in thousands)
Effect on:
  Earnings before
   Cumulative Effect of
   Change in Accounting
   Principle                 $      0   $(1,586)     $(1,372)   $ (2,958)
                             =========  ========     ========   =========
  Net Earnings (Loss)        $(46,160)  $(1,586)     $(1,372)   $(49,118)
                             =========  ========     ========   =========
Earnings (Loss) Per Share
- -------------------------
Effect on:
  Earnings before
   Cumulative Effect of
   Change in Accounting
   Principle                 $      0   $  (.06)     $  (.05)   $   (.11)
                             =========  ========     ========   =========
  Net Earnings (Loss)        $  (1.67)  $  (.06)     $  (.05)   $  (1.78)
                             =========  ========     ========   =========

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

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



2. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 27 and 32 percent respectively, are under the LIFO method at March 31, 1995 and June 30, 1994.

                                           (unaudited)
                                             March 31    June 30
                                              1995         1994
                                            --------     --------
                                               ($ in thousands)

          Raw materials                     $22,701      $15,366
          Work in process                    18,890       13,132
          Finished goods                     13,088       15,086
                                            --------     --------
                                             54,679       43,584
          Reserve for LIFO cost valuation   (12,395)      (8,622)
                                            --------     --------
             Total                          $42,284      $34,962
                                            ========     ========


3.  Internal Revenue Service ("IRS") Settlement

The Company recognized interest income in the first quarter of fiscal 1995 of $8,554,000 (pre-tax) related to the settlement of its 1986 through 1990 tax years. Federal income tax deficiency notices from the IRS related to those tax years were contested by the Company in United States Tax Court in fiscal 1993. These tax deficiency notices were primarily related to the Company's acquisi-tion of Ladies' Home Journal magazine in January 1986. In March 1994, the Company received a favorable decision from the Tax Court. The appeal period with respect to this decision expired on September 16, 1994. The Company also recognized a benefit of approximately $9 million which reduced the goodwill recorded in connection with the Ladies' Home Journal acquisition. The benefit of this reduction will be realized over the remaining life of the goodwill.
The Company recorded a receivable from the IRS in the first quarter related to these issues of approximately $18 million. A portion of this receivable, relating to the Company's 1989 tax year, remains unpaid as of May 11, 1995, pending final review by the Joint Committee on Taxation.

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


4.  Acquisition

On January 5, 1995, the Company purchased the assets of WSMV-TV, an NBC network affiliated television station in Nashville, Tennessee, from Cook Inlet Television Partners for $159 million. Cash from short-term investments and lines of credit and a term borrowing of $100 million, obtained from a group of four banks led by The Northern Trust Company as agent, were used to purchase WSMV-TV.

The acquisition has been accounted for by the purchase method. The Consolidated Balance Sheet as of March 31, 1995, the Consolidated Statements of Earnings for the three and nine months ended March 31, 1995 and the Consolidated Statement of Cash Flows for the nine months ended March 31, 1995 of Meredith Corporation and its subsidiaries reflect that acquisition. From the date of acquisition of January 5, 1995, the effects of WSMV-TV revenues and operating income on Company revenues and operating income, respectively, for the nine months ended March 31, 1995, were not material.

Pro forma disclosure (as if the acquisition occurred at the beginning of Meredith Corporation's fiscal year) of selected statement of earnings items for the nine months ended March 31, 1995 and 1994 are as follows:

                                           Nine Months Ended March 31
                                               1995          1994
                                             --------      --------
                 (Dollar amounts in thousands, except per share)

      Revenues                               $661,970      $611,667
                                             ========      ========
      Earnings before cumulative
       effect of Change in Accounting
       Principle                             $ 30,047      $ 22,051

      Cumulative effect of Change in
       Accounting Principle                   (46,160)           --
                                             --------      --------
      Net (loss) earnings                    $(16,113)     $ 22,051
                                             ========      ========

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

                                           Nine Months Ended March 31
                                               1995          1994
                                             --------      --------
      Net (loss) earnings per share

      Earnings before cumulative
       effect of Change in Accounting
       Principle                              $ 1.09        $  .77

      Cumulative Effect of Change in
       Accounting Principle                    (1.67)           --
                                              ------        ------
      Net (loss) earnings                     $( .58)       $  .77
                                              ======        ======

Recognition of goodwill resulted from the purchase. Goodwill is being amortized over a 40 year period, consistent with industry practice, on a straight-line basis.


5. Long-term Indebtedness

A $100 million term loan agreement between Meredith Corporation and four banks, led by the Northern Trust Company as agent, was entered into related to the purchase of WSMV-TV on January 5, 1995. Payments under this term loan agreement are due as follows:

          Fiscal Year ended June 30               Amount
          -------------------------            ------------
                    1995                       $ 10 million
                    1996                         15 million
                    1997                         15 million
                    1998                         35 million
                    1999                         25 million
                                               ------------
                    Total                      $100 million
                                               ============

Interest is payable based on short-term LIBOR and/or prime rates of interest. At March 31, 1995, the weighted average rate of interest for the term loan was approximately 7.6 percent. The carrying amounts of the debt and related interest payable approximate the fair values of these liabilities at March 31, 1995.

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


6.  Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" in the first quarter of fiscal 1995. The Company has a subsidiary, Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners") in which it has an indirect ownership interest of approximately 70 percent. Strategic Partners entered into a Swap Rate Agreement (the "Agreement") on September 1, 1992 for $90 million of the debt outstanding under its loan agreement with 10 banks. The Agreement is in effect through September 1, 1995 and established that Strategic Partners would receive payment based on the six-month LIBOR interest rate, reset semi-annually, and make payments at the fixed interest rate of 7.1 percent. The purpose of the Agreement is to reduce interest rate risk by fixing the interest rate on $90 million of Strategic Partners' debt. (Total debt outstanding under Strategic Partners' term loan agreement was $91 million at March 31, 1995.) The fixed rate payable, including the applicable margin (as defined in the underlying loan agreement) is approximately 8.6 percent. This rate is accrued and charged to interest expense through the term of the Agreement. One payment of $288,000 on September 1, 1995, remains under the Agreement. The current value of the Agreement as of May 4, 1995, is $280,000 for the September 1, 1995 payment.
The Agreement was entered into for a purpose other than trading. Strategic Partners' management believes there is no market risk or significant credit risk associated with the Agreement.


7.  Cable Subsidiary Long-term Indebtedness and Disposition of Property

On December 29, 1994, Meredith/New Heritage Strategic Partners L.P. ("Strategic Partners") entered into an amendment to the loan agreement it currently has with ten banks, led by Toronto Dominion as agent. As of March 31, 1995, $91 million was owed under this loan agreement by Strategic Partners to the banks. (This debt is non-recourse to Meredith Corporation.) The maturity date, repayment provisions, required financial tests and capital expenditure limits were the significant changes made to the loan agreement in the December 29 amendment. All financial tests, as amended, were met at March 31, 1995. The maturity date was accelerated from March 31, 2001, to the earlier of March 31, 1996, or the date of the sale of all or the remaining portion of Strategic Partners' cable television systems. The requirement for regularly scheduled quarterly payments was discontinued. New repayment provisions required that

                               MEREDITH CORPORATION
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




upon the earlier of June 30, 1995, or the sale of the cable television system in North Dakota, Strategic Partners pay the banks approximately $44 million.
On March 10, 1995, Strategic Partners paid the banks $44.3 million from the proceeds received from the sale of its North Dakota systems on March 9, 1995. (The Company continues to have an indirect interest in cable television systems in the Minneapolis/ St. Paul area.)

The Company recognized a gain of $3,501,000 ($1,101,000 post-tax) in the quarter ended March 31, 1995, on the sale of the North Dakota system, in which it had an indirect ownership interest of approximately 70 percent.


8.  Common and Class B Stock

At the Annual Meeting of Stockholders on November 14, 1994, the stockholders of the Company approved an amendment to increase the number of authorized shares of class B stock from the number of shares outstanding to 15 million shares and common stock from 50 million to 80 million shares. On January 30, 1995, the Board of Directors of the Company approved a two-for-one stock split, in the form of a stock dividend, for stockholders of record March 1, 1995. All reported number of shares and per share information in these interim financial statements reflect the two-for-one stock split.


9.  Contingencies

Reference is made to Part II, Item 1. Legal Proceedings of the Company's Form 10-Q for the quarterly period ended September 30, 1994.

                                     Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations: Third Quarter Fiscal 1995 Compared with Third Quarter Fiscal 1994

Meredith Corporation net earnings for the quarter ended March 31, 1995 were $10,179,000, or 37 cents per share, compared to prior-year third quarter net earnings of $7,216,000, or 26 cents per share. Current year results include a post-tax gain of $1,101,000, or four cents per share, from the sale of the Bismarck, North Dakota cable television system. The Company indirectly owned approximately 70 percent of the system. Excluding this gain, third quarter earnings were $9,078,000, or 33 cents per share, a 27 percent per-share increase from comparable prior year results. Record profits in the Company's Broadcast and Magazine Groups were the primary factor in the improvement. All per share amounts reflect a two-for-one stock split for stockholders of record on March 1, 1995.

Revenues for the three months ended March 31, 1995 were $230,449,000, a twelve percent increase from prior-year third quarter revenues of $205,763,000. Advertising revenues increased 24 percent primarily due to gains from magazine operations and the five comparable television stations. The acquisition of WSMV-TV, an NBC affiliate in Nashville, in January 1995 accounted for approximately 30 percent of the advertising revenue increase.


Revenues by Segment

     Three Months Ended March 31                     1995        1994
     -------------------------------------------------------------------

     Publishing                                    $181,088    $166,923
     Broadcast                                       30,927      21,209
     Real Estate                                      5,361       4,970
     Cable                                           13,081      12,674
     Less:  Inter-segment Revenue                        (8)        (13)
                                                   --------    --------
       Total Revenues                              $230,449    $205,763
                                                   ========    ========

Income from operations was $21,160,000 in the fiscal third quarter compared to operating income of $16,758,000 in the prior-year period. The operating margin rose from 8.1 percent of net revenues in the fiscal 1994 third quarter to 9.2 percent in the current quarter. Excluding the $2 million negative operating effect of the change in accounting principle (see further explanation in Publishing Segment discussion) the operating margin increased 25 percent. The following table shows the percentage of revenues each major expense classification represented in the current and prior year quarter:


Expenses as Percentage of Revenues

Three Months Ended March 31                         1995         1994*
- --------------------------------------------------------------------------

Production, distribution and editorial (PD&E)       40.8%        41.0%
Selling, general and administrative (SG&A)          45.7%        46.6%
Depreciation and amortization                        4.3%         4.2%

* Reclassified to conform with current-year presentation.


PD&E expense declined slightly as a percentage of revenues. The benefit of increased advertising revenues in the Broadcast Group was partially offset by higher paper and postage costs in the Publishing Segment.

SG&A expenses decreased as a percentage of revenues as the rate of revenue growth outpaced expense increases, despite the negative operating effect of the subscription accounting change on current year results. Prior year SG&A expenses would have been 50.3 percent of net revenues on a pro forma basis if the accounting change was reflected in the prior year. The higher pro-forma expense ratio, compared to the current quarter, reflects a larger volume of subscriber acquisition efforts in the prior year third quarter.


A discussion of results by segment follows:

Publishing: Revenues in the Magazine Group increased ten percent from the prior-year third quarter primarily due to increased advertising revenues resulting from growth in advertising pages and net revenues per page. All titles reported higher ad revenues. Better Homes and Gardens and Ladies' Home Journal, the Company's two largest circulation titles, each recorded advertising revenue gains of approximately 12 percent due to a combination of increased ad pages and higher net revenues per page. Other titles with double-digit percentage gains in ad revenues, primarily due to increased ad pages, included Traditional Home, WOOD and the Company's line-up of Better Homes and

Gardens Special Interest Publications. Similar percentage gains in revenues for Successful Farming and Midwest Living magazines reflected a combination of increased ad pages and higher net revenues per page. Magazine Group circulation revenues were up seven percent from the prior year primarily due to the growth of new titles, including Crayola Kids and Better Homes and Gardens Floral & Nature Crafts. Lower ancillary revenues in the Magazine Group, due to a decline in the sales volume of specialty products and services, partially offset the advertising and circulation revenue gains.

Magazine Group profits increased to record levels for the third quarter despite the negative operating effect of a change in accounting principle related to subscription acquisition costs. In December 1994, the Financial Accounting Standards Board (FASB) approved the issuance of Practice Bulletin 13 which interpreted AICPA Statement of Position 93-7, "Reporting on Advertising Costs," previously adopted by the Company. Practice Bulletin 13 required the Company to change from a method of deferring most subscription acquisition costs to deferring only those costs generating future subscription revenues in excess of future costs incurred. Therefore, subscription acquisition expenses may now vary significantly by quarter, depending on the timing of subscriber promotion efforts.

Excluding the effect of this change in accounting principle, profits increased 16 percent from the prior year period. Better Homes and Gardens and Ladies' Home Journal magazines led the Group with double-digit percentage profit improvements resulting primarily from gains in advertising revenues. Increased ad revenues also were the primary factor in improved results for Successful Farming, WOOD, Midwest Living and the Better Homes and Gardens Special Interest Publications. The profit increases were negatively affected by a postage increase of approximately 13 percent in January 1995 and rising paper costs. Current quarter profits were also held down by higher new title start-up costs and expansion in the custom publishing area. The increase in new title start-up costs primarily reflected costs associated with a new bi-monthly gardening magazine, "home garden," which was introduced in the Company's fiscal third quarter.

Book Group revenues declined slightly from the prior year third quarter. Lower sales volumes in the direct response and book club operations were nearly offset by higher sales volumes through retail marketing channels. Operating results for the Group were disappointing and below the prior year's performance. Declining circulation contribution from Cross Stitch & Country Crafts and higher costs associated with the catalog operations led to larger losses in the craft area. Increased new member acquisition efforts and higher product return rates held-down profits in the book clubs. Increased profits from retail marketing operations, due to higher sales and lower product return rates, partially offset the declines experienced in other Book Group operations.

Revenues and profits from the Company's licensing agreement with Wal-Mart Stores, Inc., increased from the prior year quarter.

Broadcast: Increases in local and national advertising revenues and the January 1995 acquisition of WSMV-TV in Nashville resulted in record third quarter profits for the Broadcast Group. Advertising revenues of the five previously owned stations increased 15 percent from the prior year third quarter led by increases at KPHO in Phoenix and WOFL in Orlando. Increased market demand for advertising led to higher spot rates which fueled the revenue growth. Increased revenues at KPHO also reflected its affiliation with the CBS network effective September 10, 1994. Broadcast Group profits of the five comparable stations increased 80 percent from fiscal 1994 third quarter earnings. The biggest increases were at KPHO and WOFL, reflecting their strong advertising revenue gains. Lower programming expenses also contributed to the improved performance, especially at KPHO. The decline in programming expense at KPHO reflects a reduced need for station-supplied programming, due to its affiliation with CBS, which led to a write-down of certain film assets in the fourth quarter of the prior year. Revenues and profits at WSMV-TV, the Company's new NBC affiliated station, contributed to the Group's strong performance. Interest expense on the debt incurred for the purchase reduced the favorable effect of WSMV-TV on net earnings of the Company.

Real Estate:   Third quarter revenues increased 8 percent in the Real Estate
Group due to higher transaction fee revenues and increased sales of custom products to members. The increase in transaction fees, which are generated by members' sales volumes, reflected continued strength in existing home sales. Profits also exceeded the prior year third quarter, primarily due to revenue increases.

Cable Television: On March 9, 1995, Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners") sold its cable television system in Bismarck, North Dakota. This system was the smaller of two cable television properties, of which the Company indirectly owned approximately 70 percent. (The Company still has an indirect ownership interest in a cable television system in the Minneapolis/St. Paul area.) Third quarter revenues increased three percent from the prior year period due to growth in the number of subscribers. Lower average revenue per subscriber, a result of government re-regulation of cable pricing, partially offset the increase in revenues from additional subscribers. The sale of the North Dakota system had no material effect on comparative revenues due to the timing of the sale. Operating profits, before interest expense, also exceeded the prior year period due to the revenue increase. Interest expense declined from the prior year period, as proceeds from the sale were used to reduce Strategic Partners' outstanding bank debt as required by its loan agreement. This resulted in a smaller net loss for the cable operations for the quarter compared to the prior year.

Other: Total interest expense increased from the prior year period due to debt incurred for the purchase of WSMV-TV. The increase was partially offset by the reduction in interest expense for the cable operations, as previously noted.

The decrease in the overall effective tax rate, from 51 percent in the fiscal 1994 third quarter to 50 percent in the current quarter, reflected increased operating earnings which lessened the effect of non-deductible items on the overall tax rate.


Results of Operations: First Nine Months Fiscal 1995 Compared with First Nine Months Fiscal 1994

The effect of a change in accounting principle resulted in a net loss of $16,390,000, or a negative 59 cents per share, for the first nine months of fiscal 1995. In December 1994, the FASB approved the issuance of Practice Bulletin 13 which interpreted AICPA Statement of Position 93-7, "Reporting on Advertising Costs," previously adopted by the Company. Practice Bulletin 13 required the Company to change from a method of deferring most subscription acquisition costs to deferring only those costs generating future subscription revenues in excess of future costs incurred. The cumulative effect of this change in accounting principle, as of July 1, 1994, was to reduce subscription acquisition costs by $76.9 million, deferred income tax liabilities by $30.7 million and net earnings by $46.2 million, or $1.67 per share.

Earnings before the cumulative effect of a change in accounting principle were $29,770,000, or $1.08 per share and included the following special items:

  - Post-tax interest income of $4,747,000, or 17 cents per share, from a favorable settlement with the Internal Revenue Service ("IRS").

  - A post-tax gain of $1,101,000, or four cents per share, on the sale of the North Dakota cable television system.

Fiscal 1994 net earnings for the nine months ended March 31, 1994 were $22,164,000, or 78 cents per share, and included the following special items:

  - A post-tax gain of $8,197,000 (28 cents per share) on the dispositions of the Syracuse and Fresno television properties.

  - A non-recurring post-tax charge of $2,592,000 (nine cents per share) for taxes on disposed properties.

All per share amounts reflect a two-for-one stock split for shareholders of record on March 1, 1995.

Excluding these one-time occurrences, earnings were $23,922,000, or 87 cents per share, for the nine months ended March 31,1995, a 47 percent increase from comparable prior year per-share earnings of 59 cents, or $16,559,000. The improvement resulted primarily from increased profits in the Broadcast and Magazine Groups. Also contributing were improvements in Real Estate and Licensing operations. Two cents of the increase in comparable earnings per share resulted from fewer shares outstanding due to the Company's share repurchase program.

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

Revenues for the first nine months of fiscal 1995 were $645,480,000, a nine percent increase from prior year revenues of $592,684,000. Advertising revenues increased 16 percent primarily due to gains from magazine operations and the five comparable television stations. The January 1995 acquisition of WSMV-TV, an NBC network affiliate in Nashville, contributed to the advertising revenue increase. The growth of new magazine products led to the four percent increase in circulation revenues. Increases in Real Estate Group revenues and the addition of revenues from a licensing agreement (beginning in January 1994) were the primary factors in the increase in other revenues.


Revenues by Segment

     Nine Months Ended March 31                     1995        1994
     -------------------------------------------------------------------
     Publishing                                   $500,694    $463,148
     Broadcast                                      87,995      76,116
     Real Estate                                    17,662      15,223
     Cable                                          39,168      38,229
     Less: Inter-segment Revenue                       (39)        (32)
                                                  --------    --------

     Total Revenues                               $645,480    $592,684
                                                  ========    ========

Income from operations was $53,691,000 for the nine months ended March 31, 1995, compared to $38,118,000 in the prior year period. The operating margin increased from 6.4 percent of net revenues in the prior year period to 8.3 percent in the current period. Excluding the non-recurring charge from the prior year and the $4.9 million negative operating effect of the change in accounting principle in the current year, the operating margin increased 26 percent. The following table shows the percentage of revenues each major expense classification represented in the current and prior year periods:


Expenses as Percentage of Revenues

Nine Months Ended March 31                            1995        1994*
- ---------------------------------------------------------------------------

Production, distribution and editorial (PD&E)         40.5%       41.6%
Selling, general and administrative (SG&A)            47.0%       46.8%
Depreciation and amortization                          4.2%        4.4%
Non-recurring items                                     --          .8%

* Reclassified to conform with current year presentation.


PD&E expense declined as a percentage of total revenues due to increased advertising revenues and lower programming expenses in the Broadcast Group. The decline was partially offset by increased paper and postage costs.

SG&A expenses increased slightly as a percentage of revenues compared to the prior year period. The operating effect of the change in accounting principle, related to subscription acquisition costs, caused the increase. Prior year SG&A expenses would have been 47.1 percent of net revenues on a pro forma basis if the accounting change was reflected in the prior year, or virtually no change from the current year period.

The charge for non-recurring items represents a prior-year reserve for taxes on disposed properties.

A discussion of results by segment follows:

Publishing: Revenues in the Magazine Group increased 10 percent from the prior year period. Advertising revenues grew 16 percent primarily due to strong advertising page gains by virtually all titles. Better Homes and Gardens and Ladies' Home Journal, the Company's two largest circulation titles, reported ad page increases of 12 percent and seven percent, respectively. Traditional Home, Country Home, Wood, Successful Farming, Golf For Women and the Better Homes and Gardens Special Interest Publications reported double-digit percentage gains in ad pages. Magazine Group circulation revenues increased five percent primarily due to higher subscription revenues on new titles, including Crayola Kids and Better Homes and Gardens Floral & Nature Crafts.

Magazine Group profits increased from the prior year period despite the unfavorable effect on operating results of the change in accounting principle related to subscription acquisition costs. Excluding that impact, Magazine Group profits were up 19 percent, largely due to the strong performance of its flagship title, Better Homes and Gardens magazine. Advertising revenue growth fueled the Better Homes and Gardens profit increase and also led to improved performances by Ladies' Home Journal, Golf For Women, Successful Farming, and WOOD magazines and the Company's lineup of Better Homes and Gardens Special Interest Publications. Partially offsetting these improvements were increases in paper and postage costs, increased costs for new magazine start-ups and expansion in the custom publishing area. The increase in new title start-up costs primarily reflects costs associated with a new bi-monthly gardening magazine, "home garden," which was introduced in the Company's fiscal third quarter.

Book Group revenues declined slightly in the nine months ended March 31, 1995 compared to the prior year period. Declining subscription levels for Cross Stitch & Country Crafts and lower sales volumes in direct response operations were nearly offset by increased sales volumes through retail marketing channels. Book Group operating results also lagged behind the prior year. Lower sales volumes and higher promotion costs were the primary factor in the decline of the direct response operations results. Lower circulation contribution caused a decline for Cross Stitch & Country Crafts. Increased investment in new member acquisition held down profits for Better Homes and Gardens Crafts Club, the largest of the Company's five book clubs. Partially offsetting these declines were higher profits for retail marketing due to increased sales volumes and lower product return rates.

Nine months of revenues and profits from the Company's licensing agreement with Wal-Mart Stores, Inc., in the current period, versus three months in the prior year, contributed to the improvement in Publishing segment results. Better Homes and Gardens Garden Centers opened in more than 2,000 stores nationwide in January 1994.

Paper and postage are significant and essential expenses in the Publishing segment. Paper prices, which were relatively stable in fiscal 1994 have increased approximately 30 percent since the end of fiscal 1994. This includes an April 1995 price increase of approximately nine percent that will impact the fiscal year's fourth quarter results. The price increases reflect a tightening of the paper market due to strong demand and a relatively fixed level of supply. The Company does not expect to experience a shortage of paper in the foreseeable future due to long-term contracts and solid relationships with major suppliers. However, the current tight market is expected to lead to further price increases. Each 10 percent increase in price equates to approximately $10 million in increased annual paper costs for the Company based on current annual volumes. The Company is considering changes in paper types and weights in an effort to minimize the impact of current and expected future price increases, but only where management believes product quality will not be adversely affected. A postal rate increase of approximately 13 percent occurred in January 1995 increasing the Company's current level of postage costs by approximately $10 million on an annual basis.

Broadcast: Broadcast Group revenues increased 16 percent in the nine months ended March 31, 1995 including approximately three months of revenue from newly acquired WSMV-TV in Nashville. Prior year-to-date revenues included six months of revenue from two television stations sold in December 1993. Comparable stations' revenues increased 22 percent due to strong local and national advertising revenues. Each of these five stations reported higher ad revenues, a result of higher spot rates due to increased market demand for television advertising. KPHO, the Company's station in Phoenix, experienced the largest increase primarily due to its September 1994 affiliation with the CBS network. Broadcast Group profits increased 60 percent from the prior year period. Profits of the five comparable stations were up 73 percent for the nine month period. This comparison excludes a favorable adjustment to accrued music license fees recorded in fiscal 1994. Increased ad revenues and lower programming expenses were the primary factors in the improvement. Each of the five comparable television stations reported significant profit improvement.
As with revenues, KPHO reported the largest percentage profit improvement. The CBS affiliation is expected to have a favorable long-term effect on the revenues and profits of KPHO. The decline in programming expense at KPHO reflected the write-down of certain film assets in the fourth quarter of the prior year due to reduced programming needs resulting from its affiliation with CBS. Declines in programming expenses at the other stations reflected increased use of first-run syndicated programming.

The Company purchased WSMV-TV, an NBC affiliate serving the Nashville, Tennessee market, for $159 million on January 5, 1995. This was the largest purchase in the history of the Company and is expected to have a significant and favorable impact on Broadcast Group annual revenues and operating results. Interest expense on the debt incurred for the purchase reduced the favorable effect of WSMV-TV results on net earnings of the Company.

Real Estate: Higher transaction fee revenues and increased product and publication sales volumes led to a 16 percent increase in Real Estate Group revenues in the first nine months of fiscal 1995. The increase in transaction fees, which are generated by member's sales volume, reflected continued strength in existing home sales. The revenue increases were also the primary factor in a double-digit percentage profit increase for the Group.

Cable: On March 9, 1995, Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners") sold its cable television system in North Dakota, the smaller of two cable television properties, of which the Company indirectly owned approximately 70 percent. Revenues increased three percent from the prior year period as subscriber growth more than offset the negative effects of federally-mandated subscriber rate rollbacks. The sale of the North Dakota system had no material effect on comparative revenues in the current period due to the timing of the sale. Profits, before interest expense, showed little change from the prior year period. Including interest expense, the cable television operations continued to experience a net loss. The net loss was slightly less than in the comparable prior year period primarily due to lower interest expense. Proceeds from the sale of the North Dakota system were used to reduce Strategic Partners' outstanding bank debt (as required by its loan agreement).

Other: Interest income (excluding interest income from the favorable IRS settlement) increased due to additional cash available for investment (prior to the January 1995 purchase of WSMV-TV) and higher effective yields. Interest expense, primarily from debt of the cable operations in the prior year period, increased due to debt incurred for the purchase of WSMV-TV.

The Company's effective tax rate declined from 50 percent in the nine months ended March 31, 1994, to 49 percent in the current period. The current year provision benefited from increased operating earnings which lessened the effect of non-deductible items on the overall tax rate. This benefit was offset slightly by a higher tax rate recorded on the gain on the cable disposition. The prior year provision benefited from a favorable effective tax rate on the gain on the disposition of two television stations. However, this benefit was partially offset in the prior year by the unfavorable impact of the federal corporate tax rate increase on the Company's deferred tax liabilities.


                        Liquidity and Capital Resources

Cash and cash equivalents decreased by $32,062,000 in the nine months ended March 31, 1995, to $5,895,000. This compared to a decrease of $13,052,000 in the first nine months of fiscal 1994. The difference was primarily due to the purchase of WSMV-TV and in the prior year, proceeds from the dispositions of two television properties. The proceeds from the current year sale of a cable television system were used to reduce the outstanding debt of the cable partnership. Partially offsetting these differences were increased cash provided by operating activities, a reduction in cash used for the repurchase of Company shares and long-term debt incurred by the Company to purchase WSMV-TV in the current period. Higher earnings (before the change in accounting principle which had no cash effect) and an increase in accounts payable and accruals led to the increase in cash provided by operations. The increase in accounts payable and accruals reflected additional paper purchases prior to a April 1995 price increase. Accounts payable and accruals declined in the prior-year period due to payments for paper purchased in June 1993 in anticipation of a July 1993 paper price increase.

The decreases in subscription acquisition costs, deferred income taxes and retained earnings, from June 30, 1994 to March 31, 1995, reflected the recognition of the cumulative effect (as of July 1, 1994) of the change in accounting principle recorded in the current fiscal year. The increase in accounts receivable during the period was due to higher advertising receivables in magazine and broadcast operations resulting from increased revenues, the acquisition of WSMV-TV and the remaining balance due from the Internal Revenue Service related to the tax settlement. Goodwill and other intangibles increased from the purchase of WSMV-TV.

On January 5, 1995, Meredith Corporation purchased the assets of WSMV-TV, a television station located in Nashville, Tennessee. The purchase price for WSMV-TV was $159 million. The acquisition was financed by cash from short-term investments and lines of credit and a term borrowing of $100 million from a group of four banks led by The Northern Trust Company as agent. The first payment of $10 million is due under the term loan agreement on June 1, 1995. The final payment is due on December 31, 1998, the term loan maturity date. Operating cash flows of the Company are expected to provide adequate funds for debt and interest payments.

At September 30, 1994, Strategic Partners failed to meet certain financial ratios related to operating cash flow as required by the loan agreement it has with ten banks. In light of Strategic Partners' efforts to sell its assets in part or in whole, the banks waived compliance with the affected covenants, and their rights and remedies under the loan agreement as a result of the defaults, for the fiscal year first quarter. On December 29, 1994, Strategic Partners and the banks amended the aforementioned loan agreement. Significant amended terms and provisions related to the maturity date, repayment provisions, required financial tests and capital expenditure limits. (See Note 7 to the Interim Consolidated Financial Statements.) The required financial ratio tests, as amended, were met by Strategic Partners at March 31, 1995. Strategic Partners' debt is non-recourse to Meredith Corporation. Strategic Partners continues to explore the disposition of its remaining cable television system in Minnesota.

The Board of Directors approved a two-for-one stock split, in the form of a share dividend, payable to stockholders of record on March 1, 1995. All references to previously reported number of shares and per share information have been restated to reflect the stock split.

In the nine months ended March 31, 1995, $3.8 million was spent for the repurchase of 168,000 shares of Company common stock. This compares with spending of $38.2 million for 1,977,000 shares in the prior year period. As of March 31, 1995, approximately 388,000 shares may be repurchased under an existing authorization by the Board of Directors. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting.

On January 30, 1995, the Board of Directors increased the quarterly dividend by 11 percent, or one cent per share, to ten cents per share (on a restated basis) with the dividends payable on March 15, 1995. On an annual basis, the effect of this increase would be to pay additional dividends of approximately $1 million at the current number of shares outstanding.

Capital expenditures in fiscal 1995 are expected to increase by approximately fifteen percent over fiscal 1994 levels. This growth has resulted primarily from increased spending at the Company's television station in Phoenix to facilitate increased news programming and upgrade other receiving and transmission equipment related to becoming a CBS affiliate in September 1994. Other capital spending in the current year includes equipment upgrades for the recently acquired television station in Nashville, technical equipment for other television stations and continued investment in new and upgraded computer networks throughout Company operations. The Company also has entered into a lease agreement for new office space in New York City, which will allow consolidation of all New York City employees in one location and reduction of future occupancy costs. This project is expected to initially cost approximately $11 million with spending to occur primarily in fiscal 1996. In addition, the Company plans to spend approximately $36 million in fiscal 1996 through 1998 for a new office building and related improvements in Des Moines. The Company has made no other material commitments for capital expenditures.

At this time, management expects that cash on hand, plus internally-generated cash flow, will provide funds for capital expenditures, cash dividends, scheduled debt payments and other operational cash needs for foreseeable periods (excluding Strategic Partners' scheduled debt payments which are expected to be funded by proceeds from the sale of its cable television systems, or refinanced if necessary). Short-term lines of credit will continue to be used on an as-needed basis for working capital needs. At March 31, 1995, Meredith Corporation had three unused committed lines of credit totaling $23 million. The Company does not expect the need for any long-term source of cash to meet working capital requirements.

                          PART II - OTHER INFORMATION




Item 1.  Legal Proceedings.

Reference is made to Part II, Item 1. Legal Proceedings of the Company's Form 10-Q for the period ended September 30, 1994.




Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    11)  Statement re computation of per share earnings

    27)  Financial Data Schedule

(b) Reports on Form 8-K

     1) A Form 8-K dated January 5, 1995 was filed during the quarter ended March 31, 1995 (Item 2. Acquisition or Disposition of Assets and Item
         7. Financial Statements and Exhibits) reporting the acquisition of WSMV-TV, a television station in Nashville, Tennessee, from Cook Inlet Television Partners.

     2) A Form 8-K/A-1 dated January 5, 1995 was filed during the quarter ended March 31, 1995 (Item 7. Financial Statements and Exhibits) with financial statements of WSMV-TV for the year ended December 31, 1994, and pro forma financial information for the Company and WSMV-TV for the year ended June 30, 1994 and the six months ended December 31, 1994 related to the acquisition of WSMV-TV.

     3) A Form 8-K dated January 24, 1995 was filed during the quarter ended March 31, 1995 (Item 5. Other Information) reporting a change in accounting principle related to the treatment of magazine subscription acquisition costs by the Company and its effects on first and second quarter fiscal year results.

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

                              MEREDITH CORPORATION
                              Registrant



                                (Larry D. Hartsook)
                                 Larry D. Hartsook
                              Vice President - Finance
                              (Principal Financial and
                                 Accounting Officer)



Date:  May 11, 1995

                               Index to Exhibits





     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

       11         Statement re computation of per share earnings

       27         Financial Data Schedule