Form 10-K
period 1995-06-30
MEREDITH CORP
filed 1995-09-15
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   Form 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1995
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                           [ ]

The registrant estimates the aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 1995, was $524,214,000 based upon the closing price on the New York Stock Exchange at that date.

Number of common shares outstanding at July 31, 1995:         20,582,556
Number of class B shares outstanding at July 31, 1995:         6,897,141
                                                              ----------
  Total common and class B shares outstanding                 27,479,697
                                                              ==========
                                 - 1 -

                        DOCUMENT INCORPORATED BY REFERENCE











          Description of document              Part of the Form 10-K
   ------------------------------------   --------------------------------

   Certain portions of the Registrant's
     Proxy Statement for the Annual       Part III to the extent described
     Meeting of Stockholders to be        therein.
     held on November 13, 1995

                                    PART I



Item 1.  Business


General
-------

Meredith Corporation (the "Company") was founded in Des Moines, Iowa, in 1902 by Edwin Thomas Meredith as an Iowa corporation. Since its start with Successful Farming magazine, the Company has expanded its operations, primarily in magazine publishing and television broadcasting, through internal growth and acquisitions.

Today, Meredith Corporation has four operating segments: Publishing, Broadcast-ing, Real Estate and Cable. The Publishing segment includes magazine and book publishing and brand licensing operations.

The Company's largest source of revenues is magazine and television advertising, which tends to be seasonal in nature. Second and fourth quarter advertising volumes are traditionally higher than the first and third quarters. Certain other revenues are also somewhat seasonal, such as real estate franchise fees which are generally highest during the spring and summer months.

Trademarks (e.g. Better Homes and Gardens, Ladies' Home Journal) are highly important to the Company's Publishing segment. Better Homes and Gardens and its familiar "house and trees" logo is important to the Real Estate and Cable segments. Local recognition of television station call letters is important in maintaining audience shares in the Broadcast segment. Name recognition and the public image of these trademarks are vital to both ongoing operations and the introduction of new businesses. Accordingly, the Company aggressively defends it trademarks.

The Company did not have any material expenses for research and development during any of the past three fiscal years.

There is no material effect on capital expenditures, earnings and the competitive position of the Company regarding compliance with federal, state and local provisions relating to the discharge of materials into the environment and to the protection of the environment.

As of June 30, 1995, the Company employed 2,400 persons (including 257 in cable operations).

Business Developments
---------------------
KPHO-TV in Phoenix and WNEM-TV in Flint/Saginaw/Bay City joined the CBS network as affiliates in September 1994 and January 1995, respectively.

In January 1995, the Company acquired the assets of WSMV-TV, an NBC network affiliate in Nashville, Tenn., for $159 million.

In March 1995, Meredith/New Heritage Strategic Partners, L.P., in which the Company has a 70 percent indirect ownership interest, sold the assets of a 24,000-subscriber cable television system in Bismarck/Mandan, N. D.

home garden magazine was launched in the third fiscal quarter with a circulation of 400,000. This bimonthly title is the Company's first subscription magazine devoted to the gardening enthusiast.

The Company reached an agreement in July 1995 to acquire the assets of WOGX-TV, a FOX affiliate in Ocala, Fla. Management believes the ownership of both WOFL-TV (the FOX affiliate in Orlando currently owned by the Company) and WOGX will strengthen the Company's position as FOX's leading affiliate serving central Florida television viewers. The acquisition is expected to be completed in calendar 1995, pending regulatory approval.

In July 1995, the Company announced an alliance with The Reader's Digest Association, Inc. granting Reader's Digest the rights to sell Meredith-trademarked products through its direct marketing channels. The agreement covers products (primarily books) created by either Meredith or Reader's Digest and includes access to Meredith's approximately 60 million-name consumer database. Management believes the Company's retail and book club operations will not be materially affected by the agreement.


Overview
--------
Fiscal 1995 revenues for the Company were $884,550,000, an increase of 11 percent over fiscal 1994 revenues of $799,526,000. This increase was primarily due to higher advertising revenues in both the Magazine and Broadcasting operations. Higher advertising revenues in the Broadcasting segment were boosted by the inclusion of six months of operations of WSMV-TV in Nashville, acquired by the Company in January 1995.

Company operating profit in fiscal 1995 increased to $75,708,000 from $49,637,000 in fiscal 1994, an increase of over 50 percent. Increased operating profits in the Broadcasting and Magazine operations, fueled by the revenue gains, were primarily responsible.

The Company experienced a net loss in fiscal 1995 of $6,315,000 due to the recognition of a non-cash charge for the cumulative effect of a change in accounting principle. (See Note 2 to the consolidated financial statements beginning on page F-28 of this Form 10-K.) In 1994, net earnings of the Company were $27,154,000.

See Financial Information about Industry Segments beginning on page F-4 of this Form 10-K.


Description of Business
-----------------------

PUBLISHING
----------

     Years ended June 30            1995           1994           1993
     -------------------          --------       --------       --------
                                                          (in thousands)
     Publishing revenues          $683,331       $622,953       $599,084

     Publishing operating profit  $ 48,636       $ 45,678       $ 35,802

Publishing revenues increased substantially in fiscal 1995 primarily due to higher magazine advertising revenues. Operating profit increased six percent due to strong operating results in magazine publishing, partially offset by an increased operating loss in book publishing.


Magazine
--------

Meredith Corporation currently publishes 18 subscription magazines that appeal primarily to consumers in the home and family market. Key advertising and circulation information for major subscription titles is as follows:

     Title                          Frequency     Rate Base     Ad Pages
     -----                          ---------     ---------     --------

     Better Homes and Gardens - Home service
       Fiscal 1995                  Monthly       7,600,000      1,592
       Fiscal 1994                  Monthly       7,600,000      1,412

     Ladies' Home Journal - Women's service
       Fiscal 1995                  Monthly       5,000,000      1,482
       Fiscal 1994                  Monthly       5,000,000      1,392

     Title                          Frequency     Rate Base     Ad Pages
     -----                          ---------     ---------     --------
     Country Home - Home decorating
       Fiscal 1995                  Bi-monthly    1,000,000        531
       Fiscal 1994                  Bi-monthly    1,000,000        497

     Country America - Country music & lifestyle
       Fiscal 1995                  10x/year      1,000,000        599
       Fiscal 1994                  10x/year      1,000,000        640

     Midwest Living - Regional travel & lifestyle
       Fiscal 1995                  Bi-monthly      815,000        561
       Fiscal 1994                  Bi-monthly      800,000        545

     Traditional Home - Home decorating
       Fiscal 1995                  Bi-monthly      725,000        474
       Fiscal 1994                  Bi-monthly      700,000        397

     WOOD - Woodworking projects & techniques
       Fiscal 1995                  9x/year         650,000        328
       Fiscal 1994                  9x/year         650,000        260

     Successful Farming - Farm information
       Fiscal 1995                  12x/year        485,000        641
       Fiscal 1994                  12x/year        485,000        600

     home garden - Garden information/lifestyle
       Fiscal 1995                  Bi-monthly      400,000         95
       Fiscal 1994                  N/A                 N/A        N/A

     Golf for Women - Golf instruction & information
       Fiscal 1995                  Bi-monthly      325,000        322
       Fiscal 1994                  Bi-monthly      300,000        276

     Crayola Kids - Kids' reading, crafts & games
       Fiscal 1995                  Bi-monthly      300,000         96
       Fiscal 1994                  Bi-monthly      250,000          9


Rate base is the circulation guaranteed to advertisers.

Ad pages are as reported to Publisher's Information Bureau, Agricom, or if unreported, as calculated by the publisher using a similar methodology.

Country America, published by Country America Corporation, is jointly owned by Meredith Corporation (which owns 80 percent), TNN:The Nashville Network and Group W Satellite Communications.

Crayola Kids is published by Meredith Publishing Services under a license from Binney & Smith Properties, Inc., makers of Crayola crayons. It debuted in March 1994 and two issues were included in fiscal 1994 results.

April 1995 was the first issue of home garden magazine. Three issues were included in fiscal 1995 results.

Other subscription magazines published by the Company include Cross Stitch & Country Crafts, Weekend Woodworking Projects, Super Scrollsaw Patterns and four Better Homes and Gardens titles: Decorative Woodcrafts, Floral & Nature Crafts, American Patchwork & Quilting and Craft & Wear. All subscription titles, except Successful Farming and Super Scrollsaw Patterns, are also sold on newsstands. Successful Farming is available only by subscription to qualified farm families.

In addition, one of the largest contributors to revenues and operating profit of magazine publishing is a newsstand-only group of magazines, the Better Homes and Gardens Special Interest Publications. These titles are issued from one to four times annually. Nearly 40 different titles were published in fiscal 1995 in categories including decorating, do-it-yourself, home plans, gardening, holidays and food. Total annual advertising and circulation revenues of these publications exceed those of other Company-owned titles, except Better Homes and Gardens and Ladies' Home Journal.

Ladies' Home Journal published one edition of Parent's Digest and several one-time specialty issues in fiscal 1995, each sold primarily on newsstands. Country Home Country Gardens, published four times in fiscal 1995, is also sold primarily on newsstands.

Meredith Publishing Services ("MPS") provides custom publishing services to advertisers and external clients on both one-time and periodic bases. Current clients for ongoing periodicals include Sears, Roebuck & Company, Northwest Airlines and Andersen Windows. MPS operates California Tourism Publications, a wholly owned subsidiary of Meredith Corporation, and recently signed an agreement to produce travel publications for the California Board of Tourism. MPS also will publish a quarterly magazine for Home Depot and a series of brochures for Metropolitan Life Insurance Company. The creation and sale of premiums, typically for one-time promotional purposes, are also a significant source of revenues for MPS.

American Park Network, a wholly owned subsidiary, is the publisher of the country's largest collection of visitor guide magazines for national, state and wildlife parks. American Park Network published 18 editions of visitor guide magazines in fiscal 1995. These guides are distributed each spring and primarily furnished free to park visitors. Midwest Living magazine co-published two single-state special issues in fiscal 1995 which were distributed free to selected subscribers and others.

Magazine operations also realize revenues from the sale of ancillary products.

The Company also has a 50 percent interest in a monthly Australian edition of Better Homes and Gardens magazine.


Magazine Advertising
--------------------

     Years ended June 30               1995           1994           1993
     -------------------             --------       --------       --------
                                                             (in thousands)

     Magazine advertising revenues   $276,312       $236,814       $234,359

Advertising revenues are generated primarily from sales to clients engaged in consumer advertising. Many of the Company's larger magazines offer advertisers different regional and demographic editions which contain the same basic editorial material but permit advertisers to concentrate their advertising in specific markets or to target specific audiences. Selective binding technology is also available to further target advertising audiences in some magazines. Meredith Custom Marketing specializes in advertising sales across titles and in more comprehensive integrated marketing programs which may involve resources from other operating segments.


Magazine Circulation
--------------------
     Years ended June 30               1995           1994           1993
     -------------------             --------       --------       --------
                                                             (in thousands)

     Magazine circulation
       revenues                      $269,029       $257,453       $245,693

Subscription revenues, the largest source of circulation revenues, are generated through direct-mail solicitation, agencies, insert cards and other means. Newsstand sales are also important circulation revenue sources for most magazines. Newsstand sales include single copy sales at grocery stores, drug stores and other retail outlets. Magazine wholesalers have the right to receive credit for magazines returned to them by retailers.

Book
----
     Years ended June 30               1995           1994           1993
     -------------------             --------       --------       --------
                                                             (in thousands)
     Consumer book revenues          $ 86,568       $ 86,040       $ 81,390

The Company publishes and markets a line of approximately 250 consumer home and family service books. These books are published primarily under the Better Homes and Gardens trademark. The books were sold through retail centers, direct mail, book clubs and other means. Approximately 70 new or revised titles were published during fiscal 1995. The Company also markets other publishers' books and related non-book products through its book club operations, including Better Homes and Gardens Crafts Club, Better Homes and Gardens Cook Book Club, and Country Homes and Gardens Book Club.

Books offered through retail centers, direct mail and book clubs are primarily sold on a fully returnable basis.

Other Publishing
----------------
The Company has licensed Multicom Publishing, Inc., in which it has a minority ownership interest, to develop and publish CD-ROM titles based on Meredith's home and family editorial products. The Company earns royalties on the sales of these titles. In addition, the Company is currently developing products for other emerging technologies such as online computer networks.

The Company has licensed Wal-Mart Stores, Inc. to operate Better Homes and Gardens Garden Centers in more than 2,100 stores nationwide. Royalties are paid to the Company for sales of licensed products offered exclusively in the Wal-Mart/ Better Homes and Gardens Garden Centers. The Company has entered into an agreement with Wal-Mart Stores, Inc. to license Floral & Nature Crafts in Wal-Mart stores beginning early in the 1996 calendar year.

Production and Delivery
-----------------------
The major raw materials essential to this segment are coated and uncoated publication paper and book-grade papers. Following several years of soft markets, the paper market began to tighten late in fiscal 1994 from increased demand resulting from a stronger economy. Tight market conditions continued during fiscal 1995, resulting in total paper price increases experienced by the Company of nearly 30 percent in the current fiscal year. While the Company has contractual agreements with major paper manufacturers to ensure adequate supplies of paper for current publishing requirements, further price increases are expected in fiscal 1996. In an effort to minimize the impact of price increases, changes in rate base levels, trim size and paper type and weight are being considered.
                                      - 9 -

The Company has printing contracts for all of it's magazine titles. It's two largest titles, Better Homes and Gardens and Ladies' Home Journal, are printed under long-term contracts with a major United States printer. All of the Company's published books are manufactured by outside printers with the Company usually supplying the paper. Book manufacturing contracts are generally on a title-by-title basis.

Postage is also a significant expense to this segment due to the large volume of promotion, magazine subscription and book mailings. A postal rate increase in January 1995 resulted in an annual increase of approximately 13 percent.
The Publishing operations continually seek the most economical and effective methods for mail delivery. Accordingly, certain cost-saving measures, such as pre-sorting and drop-shipping to central postal centers, are utilized. Most book shipment and some magazine subscription invoices include a separate charge for postage and handling. The rates charged are adjusted periodically to partially offset increased postage and handling costs.

Most fulfillment services for the Company's publishing segment are provided by an unrelated third party under negotiated contract terms. Effective June 1995, national newsstand distribution services were reassigned to a new provider under a multi-year agreement.

Competition
-----------
Publishing is a highly competitive business. The Company's magazines, books, and related publishing products and services compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial quality and customer service.
Competition for advertising dollars in the Magazine Group is primarily based on advertising rates, reader response to advertisers' products and services and effectiveness of sales teams. Better Homes and Gardens and Ladies' Home Journal compete for readers and advertising dollars primarily in the women's service magazine category. Both are members of a group known as the "Seven Sisters," which also includes Family Circle, Good Housekeeping, McCall's, Redbook and Woman's Day magazines, all published by other companies.

BROADCASTING
------------
     Years ended June 30               1995           1994           1993
     -------------------             --------       --------       --------
                                                             (in thousands)

     Broadcasting total revenues     $125,650       $103,150       $105,167
     Broadcasting advertising
       revenues                      $120,420       $ 98,663       $100,116
     Broadcasting operating profit   $ 41,883       $ 19,189       $ 16,541

Net revenues increased 22 percent and operating profits 118 percent in fiscal 1995. The acquisition of WSMV (a NBC network affiliate in Nashville) in January 1995, increased advertising revenues at all Company-owned stations and a prior-year write-down of film assets (related to the CBS affiliation in Phoenix) were the primary reasons for the improvements.

The following table lists selected information regarding the Company's television stations:


  Station, Channel #,                  DMA
    Market, Network                  National   Expiration        # of
     Affiliation,        TV Homes     Market      Date of      TV Stations
      Frequency           in DMA       Rank     FCC License     in Market
  -------------------   ----------   --------   -----------   -------------

  KPHO-TV, Ch. 5        1,170,000       17      10- 1-1998        8 VHF
  Phoenix, Ariz.                                                  4 UHF
  (CBS) VHF

  WOFL-TV, Ch. 35         998,000       22       2- 1-1997        3 VHF
  Orlando, Fla.                                                   8 UHF
  (FOX)  UHF

  KCTV, Ch. 5             780,000       32       2- 1-1998        3 VHF
  Kansas City, Mo.                                                4 UHF
  (CBS)  VHF

  WSMV-TV, Ch. 4          766,000       33       8- 1-1997        3 VHF
  Nashville, Tenn.                                                6 UHF
  (NBC) VHF

  WNEM-TV, Ch. 5          450,000       60      10- 1-1997        2 VHF
  Flint/Saginaw, Mich.                                            3 UHF
  (CBS)  VHF

  KVVU-TV, Ch. 5          400,000       66      10- 1-1998        4 VHF
  Las Vegas, Nev.                                                 3 UHF
  (FOX)  VHF


VHF (very high frequency) stations transmit on channels 2 through 13; UHF (ultra high frequency) stations transmit on channels above 13. Technical factors and area topography determine the market served by a television station.

Designated Market Area ("DMA"), as defined by A. C. Nielsen Company ("Nielsen"), is an exclusive geographic area consisting of all counties in which local stations receive a preponderance of total viewing hours. The market rank is the Nielsen 1995-96 DMA rank based on estimated television households as reported by Nielsen Media Research.

The number of television broadcasting stations reported is from Investing in Television, '95 Market Report dated May 1995. Public television stations are not included.

KPHO became a CBS affiliate in September 1994. It was previously an independent station. WNEM became a CBS affiliate in January 1995. Previously, it was an NBC affiliate.


Operations
----------
Advertising is the principal source of revenues for the Broadcasting segment. The stations sell commercial time to both local and national advertisers.
Rates for national and local spot advertising are influenced by the market size and demographics, demand for advertising time and the ability of the station to attract audiences, as reflected in rating surveys. Most national advertising is sold through national advertising representative firms. Local advertising revenues are generated by sales staff at each station's location.

All of the Company's television broadcasting stations are network affiliates and as such receive programming and/or cash compensation from the national
networks.   In exchange, much of the advertising time during this programming is sold by the networks. Affiliation with a national network is an important influence on a station's revenues. The audience share drawn by a network's programming affects the rates at which advertising time is sold.


Competition
-----------
Meredith television stations compete directly for advertising dollars and programming in each of their markets with other television stations and cable television providers. Other mass media providers such as newspapers and radio stations also provide competition for market advertising dollars and for entertainment and news information. The entry of telephone companies in providing video programming in local markets has been facilitated by judicial and Congressional actions in the past year. Changes in legislation enabling television broadcast stations to more effectively compete in local markets is important, especially in light of the entry of possible strong, new competitors.

Regulation
----------
Television broadcasting operations are subject to regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended ("Communications Act"). Under the Communications Act, the FCC performs many regulatory functions including granting of station licenses and determining regulations and policies which affect the ownership, operation, programming and employment practices of broadcast stations. The FCC must approve all television licenses and therefore compliance with FCC regulations is essential to the operation of this segment. Licenses are granted for maximum periods of five years and are renewable upon proper application for additional terms of up to five years. The Company is not aware of any reason why its television station licenses would not be renewed.

Currently, Congress is considering various amendments to the Communications Act. Possible revisions include changes in ownership limits (raising the U.S. television household coverage cap, eliminating the limit on the number of television stations under common ownership and allowing ownership of cable system-television station and/or two television stations in the same market), extending the length of FCC license terms for television stations and awarding second channels to local broadcasting stations for digital services. (The information given in this section is not intended to be a complete listing of all regulatory provisions currently in effect or proposed.)

Congressional legislation and FCC rules are subject to change and these groups may adopt regulations that could affect future operations and profitability of the Company's Broadcasting segment. The Company cannot predict what changes to current legislation will be adopted or determine, in advance, what impact any changes could have on its television broadcasting operations.


REAL ESTATE
-----------

     Years ended June 30             1995           1994           1993
     -------------------           --------       --------       --------
                                                           (in thousands)

     Real Estate revenues          $ 24,429       $ 21,813       $ 21,034

     Real Estate operating profit  $  2,298       $  1,914       $  1,220

Increased revenues and operating profit in the Company's Real Estate segment resulted primarily from increased franchise fees received from member firms.

Operations
----------
The Better Homes and Gardens Real Estate Service is a national residential real estate marketing service which licenses the rights to exclusive territories to selected real estate firms. Members and affiliates (real estate companies affiliated with larger member firms) totaled 728 in the United States and 16 in Canada on June 30, 1995. The primary revenue sources of the Real Estate segment are franchise fees (based on a percentage of each member's gross commission income on residential housing sales) and the sale of marketing programs and materials to member firms.

Competition
-----------
The real estate business is highly competitive and customer service remains vital to the success of this segment. The Real Estate Service competes for members with other national real estate franchise networks primarily on the bases of benefits provided to the member and fees for membership.


CABLE
-----
     Years ended June 30            1995           1994           1993
     -------------------          --------       --------       --------
                                                          (in thousands)

     Cable revenues               $ 51,189       $ 51,653       $ 43,614

     Cable operating profit*      $  3,006       $  3,761       $  5,044

       *before interest expense and minority interests


Decreased revenues and operating profits in the Company's cable segment reflect the sale of the North Dakota system in March 1995.

The Company has a 70 percent indirect ownership interest in Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners") through its wholly owned subsidiary, Meredith Cable, Inc. (Continental Cablevision of Minnesota, Inc., a subsidiary of Continental Cablevision Inc., owns approximately 27 percent and New Heritage Associates the remaining 3 percent of Strategic
Partners.)   Strategic Partners owns and operates a cable television system with approximately 120,000 subscribers in the Minneapolis/St. Paul area. (Previously, Strategic Partners also owned a smaller system with 24,000 subscribers in Bismarck, North Dakota, which was sold in March 1995.) The principal source of revenues for the cable operations is monthly fees charged to subscribers for basic, tier and pay cable services. Revenues also are received for advertising, pay-per-view and other subscriber services.

Nonexclusive franchises granted by local authorities are essential to the operation of this segment. Franchise fees (generally five percent of operating revenues) are paid to local authorities. The franchise agreements typically specify the type of cable system that must be constructed and cover such matters as total channel capacity and access. Franchise agreements for Strategic Partners' systems extend from 1997 through 2006. Cable management believes that its Minnesota system is in compliance with the terms of the franchise agreements in each of the municipalities in which it offers cable television services.


Competition
-----------
The cable television systems compete with other media in their respective markets for viewers and advertising dollars on bases of price, programming quality and customer service. Changing technology may be expected to produce and/or encourage additional competing systems for the delivery of entertainment and information programming, including satellite dishes, direct broadcast satellite and wireless cable systems. With the current Congressional review of telecommunications legislation and recent judicial rulings, significant competition from telephone companies in providing local cable television services has and continues to be facilitated.


Regulation
----------
Operations of cable television systems are subject to federal regulation. The Cable Communications Policy Act of 1984 ("1984 Act") established certain uniform national regulatory guidelines and gave the federal government exclusive jurisdiction over cable television. The 1984 Act, among other provisions, also established procedures and standards governing the franchising of cable systems.

The Cable Television Consumer Protection and Competition Act of 1992 ("1992 Act") amended the 1984 Act primarily to provide increased consumer protection and to promote increased competition in the cable television market. Effective September 1, 1993, the FCC required cable systems operating above a benchmark average to reduce rates from their September 30, 1992 level by approximately 10 percent. On May 15, 1994, additional rate regulations were enacted. Under these rules, regulated cable systems were required to reduce rates by an additional 7 percent from their September 1992 levels, but not below the applicable benchmark. These rate regulations have had a negative impact on the revenues and operating results of the cable segment.

In March 1995, the FCC announced that it would not enforce cross-ownership restrictions against certain telephone companies in light of several court decisions. The FCC has recommended to Congress that legislation be enacted to allow telephone companies to own and operate cable television systems. These events and others have led Congress to consider major amendments to telecommunications legislation (Communications Act of 1934) which could have a significant effect on the cable television industry. This legislation could lead to de-reregulation of the cable industry by substantially reducing or eliminating the rate restrictions imposed by the 1992 Act. In addition, proposed legislation would open competition in local markets by permitting telephone companies to own cable television systems in their telephone service areas and by preempting barriers to cable operators offering telephone service. (The information given regarding regulatory provisions currently in effect or proposed is not intended to be a complete summary of such provisions.)

Congressional legislation and FCC rules are subject to change and these groups may adopt regulations that could affect future operations and profitability of the Company's Cable segment. The Company cannot predict what changes to current legislation will be adopted or determine, in advance, what impact any changes could have on the Company's continued investment and future operations of the Company's Cable segment.

The Company continues to consider its options in relation to its investment in cable television systems. Strategic Partners' cable television system in the Minneapolis/St. Paul area has been listed for sale; however, a formal plan of disposal has not yet been adopted.


Pursuant to General Instruction G(3), information regarding executive officers required by Item 401(b) of Regulation S-K is included in Part I of this report.

Executive Officers of the Registrant (as of September 1, 1995)

                                                                     Executive
                                                                      Officer
       Name           Age                    Title                     Since
-------------------   ---   ---------------------------------------  ---------
E. T. Meredith III     62   Chairman of the Executive Committee of
                              the Board                                 1968
Jack D. Rehm           62   Chairman of the Board and
                              Chief Executive Officer                   1980
William T. Kerr        54   President and Chief Operating Officer       1991
Christopher M. Little  54   President - Publishing Group                1994
Philip A. Jones        51   President - Broadcasting Group              1989
Allen L. Sabbag        51   President - Real Estate Group               1983
Larry D. Hartsook      52   Vice President - Finance                    1991

Executive officers are elected to one-year terms of office each November. All present executive officers except Mr. Kerr and Mr. Little have been employed by the Company for at least five years. Mr. Kerr served as President - Magazine Group and Executive Vice President of the Company from September 1991 to June 1994. Prior to joining the Company, Mr. Kerr served as a vice president at The New York Times Company and president of its magazine group from 1984 to 1991. Mr. Little served as a vice president and publishing director of the Magazine Group from October 1992 to June 1994. Prior to joining Meredith, Mr. Little had been president of Cowles Magazines, Inc. since 1989. Mr. Meredith, Mr. Rehm and Mr. Kerr are directors of the Company.



Item 2.  Properties

The following is a summary description of significant physical properties owned and leased by the Company and its subsidiaries. The description sets forth the location, approximate size of any building area, acreage of any land owned, expiration date of any lease, and principal activity carried on at the location. All facilities are in good condition and provide suitable and adequate space for the operations currently at each location. However, the Company has entered into a lease agreement to consolidate its three New York City offices into one location and also will begin construction of an office building adjacent to its Des Moines headquarters in fiscal 1996. Both moves are expected to increase operational efficiency.


Owned
-----
                               Area
         Location          (Square Feet)  Acreage       Principal Activity
-------------------------- -------------  -------   --------------------------

Des Moines, Iowa             354,500        9.0     Publishing and corporate
Des Moines, Iowa              15,000        0.4     Real estate
Des Moines, Iowa              90,000        0.5     Real estate and publishing
Phoenix, Arizona              43,000        4.0     Broadcasting
Fairway, Kansas               58,000        3.2     Broadcasting
Saginaw, Michigan             60,700        0.5     Broadcasting
Orlando, Florida              38,000        5.0     Broadcasting
Henderson-Las Vegas, Nevada   31,700        3.5     Broadcasting
Nashville, Tennessee          55,000       11.2     Broadcasting

Leased
------
                              Area
        Location          (Square Feet)   Expires     Principal Activity
-----------------------   -------------  --------   ------------------------

Des Moines, Iowa              47,400      6-30-96   Publishing
New York City, New York       59,600     12-31-95   Publishing and corporate
New York City, New York       40,400      3-15-96   Publishing
New York City, New York       17,000     12-31-95   Publishing
New York City, New York      105,100     12-31-11   Publishing and corporate
Chicago, Illinois             12,500      7-31-00   Publishing
Roseville, Minnesota          41,000      8-31-98   Cable


The Company or its subsidiaries lease sales office space in approximately 30 cities throughout the United States.



Item 3.  Legal Proceedings

There are various legal proceedings pending against the Company arising from the ordinary course of business. In the opinion of management, any liability which could arise from any such proceedings would not have a material adverse affect on the consolidated results of operations or financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of stockholders since the last annual meeting held on November 14, 1994.




                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The principal market for trading the Company's common stock is the New York Stock Exchange (trading symbol MDP). There is no separate public trading market for the Company's class B stock, which is convertible share-for-share at any time into common stock.

The range of trading prices for the Company's common stock and the dividends paid during the past two fiscal years are presented below. All information has been restated to reflect a two-for-one stock split in March 1995.


                               High           Low      Dividends
                              -------       -------    ---------
      Fiscal 1995
        Fourth Quarter        $27           $24 1/8      $ .10
        Third Quarter          27            22 5/8        .10
        Second Quarter         24 9/16       22 3/16       .09
        First Quarter          24 9/16       21 1/4        .09

     Fiscal 1994
        Fourth Quarter         $22 1/8      $20 13/16    $ .09
        Third Quarter           22 13/16     19 3/8        .09
        Second Quarter          21 3/4       18 1/16       .08
        First Quarter           18 3/8       16 3/4        .08


Stock of the Company became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. It is anticipated that comparable dividends will continue to be paid in the future.

On August 31, 1995, there were approximately 2,000 holders of record of the Company's common stock and 1,500 holders of record of class B stock.



Item 6.  Selected Financial Data

The information required by this Item is set forth on pages F-2 and F-3 of this Form 10-K and is incorporated herein by reference.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth on pages F-6 through F-17 of this Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is set forth on pages F-18 through F-48 of this Form 10-K and is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 1995, under the captions "Election of Directors" and "Section 16(a) Reporting Delinquencies" and in Part I of this Form 10-K on pages 16 and 17 under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 1995, under the captions "Compensation of Executive Officers" and "Retirement Programs and Employment Agreements" and in the last paragraph under the caption "Board Committees" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 1995, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


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


   (a)  1. Financial Statements:

          Consolidated Statements of Earnings for the years ended
            June 30, 1995, 1994 and 1993
          Consolidated Balance Sheets as of June 30, 1995 and 1994 Consolidated Statements of Stockholders' Equity for the
            years ended June 30, 1995, 1994 and 1993
          Consolidated Statements of Cash Flows for the years ended
            June 30, 1995, 1994 and 1993
          Notes to Consolidated Financial Statements
          Independent Auditors' Report


  (a) 2. Financial Statement Schedules as of or for each of the three years ended June 30, 1995:

          Schedule I - Condensed Financial Information
          Schedule II - Valuation and Qualifying Accounts

          All other Schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the consolidated financial statements or notes thereto, or are not significant in amount.

  (a) 3. Exhibits. Certain of the exhibits to this Form 10-K are incorporated herein by reference, as specified: - (See index to attached exhibits on page E-1 of this Form 10-K.)

          3.1 The Company's Restated Articles of Incorporation

          3.2 The Restated Bylaws, effective July 1, 1995

          4.1 Term Loan Agreement among Meredith Corporation, The Northern Trust Company, as agent, and a group of banks dated as of December 19, 1994, is incorporated herein by reference to
               Exhibit 4 to the Company's Current Report on Form 8-K/A-1 dated January 5, 1995.

          4.2 Loan Agreement among Meredith/New Heritage Strategic Partners L.P., The Toronto Dominion Bank, as agent, and a group of banks, as amended, is incorporated herein by reference to
               Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 (the "Company's Form 10-Q dated December 31, 1994").

         10.1 Nonqualified Stock Option Award Agreement between the Company and Jack D. Rehm effective August 10, 1994, is incorporated herein by reference to Exhibit 10a to the Company's Form 10-Q dated December 31, 1994.

         10.2 Restricted Stock Agreement between the Company and Jack D. Rehm effective September 1, 1994, is incorporated herein by reference to Exhibit 10b to the Company's Form 10-Q dated December 31, 1994.

         10.3 Nonqualified Stock Option Award Agreement between the Company and William T. Kerr effective August 10, 1994, is incorporated herein by reference to Exhibit 10c to the Company's Form 10-Q dated December 31, 1994.

         10.4 Statement re: Nonqualified Stock Option Award Agreements between the Company and its executive officers is incorporated herein by reference to Exhibit 10d to the Company's Form 10-Q dated December 31, 1994.

         10.5 Asset Purchase Agreement by and between Cook Inlet Television Partners, L.P. and Cook Inlet Television License Partners, L.P. and Meredith Corporation, dated as of August 19, 1994, is incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

         10.6 Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ending December 31, 1993.

         10.7 Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders on November 8, 1993.

          10.8 1992 Meredith Corporation Stock Incentive Plan Agreement between the Company and Jack D. Rehm effective August 12, 1992, is incorporated herein by reference to Exhibit 10a(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (the "Company's Form 10-Q dated September 30, 1992").

          10.9 1992 Meredith Corporation Stock Incentive Plan Agreement between the Company and Jack D. Rehm effective August 12, 1992, is incorporated herein by reference to Exhibit 10a(2) to the Company's Form 10-Q dated September 30, 1992.

         10.10 Restricted Stock Agreement between the Company and Jack D. Rehm, effective September 22, 1992, is incorporated herein by reference to Exhibit 10b(1) to the Company's Form 10-Q dated September 30, 1992.

         10.11 Restricted Stock Agreement between the Company and Jack D. Rehm, effective September 22, 1992, is incorporated herein by reference to Exhibit 10b(2) to the Company's Form 10-Q dated September 30, 1992.

         10.12 Stock Purchase Agreement dated as of February 11, 1992, regarding the purchase of North Central Cable Communications Corporation is incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated September 1, 1992.

         10.13  1992 Meredith Corporation Stock Incentive Plan effective
                August 12, 1992, is incorporated herein by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

         10.14 Employment contract by and between Meredith Corporation and Jack D. Rehm as of July 1, 1992, is incorporated herein by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

         10.15 Meredith/New Heritage Partnership Agreement is incorporated herein by reference to Exhibit 10a to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1991.

         10.16 Employment Agreement between the Company and William T. Kerr is incorporated herein by reference to Exhibit 10b to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1991.

          10.17 Meredith Corporation 1980 Long Term Incentive Plan as amended is incorporated herein by reference to Exhibit 10e to the Company's Annual Report on Form 10-K for the fiscal year ending June 30, 1991.

          10.18 Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders on November 12, 1990.

          10.19 Indemnification Agreement in the form entered into between the Company and its Officers and Directors is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ending December 31, 1988.

          10.20 Second Amendment to Employment Contract between the Company and Robert A. Burnett, Retired Chairman of the Board of the Company (the "Employment Contract"). (The Employment Contract is incorporated herein by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988. First amendment to the Employment Contract, dated November 11, 1991, is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.)

          10.21 Meredith Corporation 1986 Restricted Stock Award Plan is incorporated herein by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders on November 10, 1986.

          10.22 Severance Agreement in the form entered into between the Company and its Officers is incorporated herein by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ending June 30, 1986.

          (11)   Statement re Computation of Per Share Earnings

          (21)   Subsidiaries of the Registrant

          (23)   Consent of Independent Auditors

          (27)   Financial Data Schedule


  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year.
                                      - 24 -

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

      /s/ Larry D. Hartsook                    /s/ Jack D. Rehm
---------------------------------        ------------------------------
        Larry D. Hartsook                Jack D. Rehm, Chairman, Chief
Vice President-Finance (Principal        Executive Officer and Director
Accounting and Financial Officer)        (Principal Executive Officer)

      /s/ E. T. Meredith III                  /s/ William T. Kerr
---------------------------------        ------------------------------
        E. T. Meredith III                      William T. Kerr
     Chairman of the Executive             President, Chief Operating
      Committee and Director                  Officer and Director

       /s/ Herbert M. Baum                   /s/ Robert A. Burnett
---------------------------------        ------------------------------
    Herbert M. Baum, Director             Robert A. Burnett, Director

      /s/ Pierson M. Grieve                 /s/ Frederick B. Henry
---------------------------------        ------------------------------
   Pierson M. Grieve, Director            Frederick B. Henry, Director

       /s/ Joel W. Johnson                     /s/ Robert E. Lee
---------------------------------        ------------------------------
    Joel W. Johnson, Director                Robert E. Lee, Director

      /s/ Richard S. Levitt                 /s/ Nicholas L. Reding
---------------------------------        ------------------------------
   Richard S. Levitt, Director            Nicholas L. Reding, Director
                           /s/ Barbara S. Uehling
                      ---------------------------------
                       Barbara S. Uehling, Director

Each of the above signatures is affixed as of September 7, 1995.







           Index to Consolidated Financial Statements, Financial
                 Schedules and Other Financial Information





                                                                     Page
                                                                     ----

Selected Financial Data                                              F-2

Financial Information about Industry Segments                        F-4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                F-6

Consolidated Financial Statements:
  Statements of Earnings                                             F-18
  Balance Sheets                                                     F-19
  Statements of Stockholders' Equity                                 F-22
  Statements of Cash Flows                                           F-23
  Notes (including supplementary data)                               F-26

Independent Auditors' Report                                         F-48

Report of Management                                                 F-49



Financial Statement Schedules:
  Schedule I  - Condensed Financial Information                      F-50
  Schedule II - Valuation and Qualifying Accounts                    F-56

Selected Financial Data
Meredith Corporation and Subsidiaries


Years Ended June 30                  1995     1994     1993     1992     1991
-------------------------------------------------------------------------------
                                             ($ in thousands, except per share)
Results of operations
 Net revenues                      $884,550 $799,526 $768,848 $706,662 $730,911
                                   ======== ======== ======== ======== ========
 Earnings from continuing
  operations                       $ 39,845 $ 27,154 $ 18,626 $    969 $ 22,824

 Discontinued operations
  (net of tax)                           --       --       --       --   60,302
 Cumulative effect of change in
  accounting principle (net of tax) (46,160)      --       --   (7,300)      --
                                   -------- -------- -------- -------- --------
 Net (loss) earnings               $ (6,315) $27,154  $18,626  ($6,331) $83,126
                                   ======== ======== ======== ======== ========
Per share amounts
 Earnings from continuing
  operations                          $1.44    $0.96    $0.61    $0.03    $0.68
 Discontinued operations
  (net of tax)                           --       --       --       --     1.79
 Cumulative effect of change in
  accounting principle (net of tax)   (1.67)      --       --    (0.23)      --
                                   -------- -------- -------- -------- --------
 Net (loss) earnings                 ($0.23)   $0.96    $0.61   ($0.20)   $2.47
                                   ======== ======== ======== ======== ========

 Dividends paid to stockholders       $0.38    $0.34    $0.32    $0.32    $0.32
                                   ======== ======== ======== ======== ========

Financial position at June 30
 Total assets                      $882,300 $864,467 $900,768 $780,127 $768,152
                                   ======== ======== ======== ======== ========
 Long-term obligations
  (including current portion)      $193,338 $148,801 $150,368 $ 55,505 $ 24,910
                                   ======== ======== ======== ======== ========

General:

Significant acquisitions occurred in January 1995 with the purchase of WSMV and in September 1992 with the purchase of North Central cable television systems.

Per-share amounts are computed on weighted-average number of shares outstanding for the year.

The data have been adjusted to reflect a two-for-one stock split in March 1995.

Long-term obligations include film rental contracts, Company debt and, since 1993, non-recourse cable partnership bank debt.


Earnings (loss) from continuing operations (all per-share amounts are post-tax):

Fiscal 1995 includes interest income of $8,554,000, or 17 cents per share, from the IRS for the settlement of the 1986 through 1990 tax years and a gain of $3,501,000, or four cents per share, on disposition of the North Dakota cable television system.

Fiscal 1994 includes non-recurring items of $5,584,000 for broadcasting film write-downs and $1,800,000 for taxes on disposed properties, or a total of 14 cents per share and a gain of $11,997,000, or 28 cents per share, on disposition of the Syracuse and Fresno television properties.

Fiscal 1992 includes non-recurring items of $12,983,000 for restructuring costs and $13,400,000 for book inventory write-downs and other items, or a total of 51 cents per share.

Fiscal 1991 includes gains on dispositions of Sail magazine and Information/ Fulfillment Services of $9,677,000, or 17 cents per share.

Fiscal 1991 discontinued operations includes a post-tax gain on the disposition of printing operations of $49,305,000 and income tax credits of $8,280,000 on the 1990 dispositions of MMT Sales, Inc. and two owned real estate brokerages.


Changes in accounting principles:

Fiscal 1995 reflects the adoption of Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits."

Fiscal 1992 reflects the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Meredith Corporation and Subsidiaries

Years ended June 30                   1995         1994         1993
-----------------------------------------------------------------------
                                              (in thousands)
Revenues
Publishing                          $683,331     $622,953     $599,084
Broadcasting                         125,650      103,150      105,167
Real Estate                           24,429       21,813       21,034
Cable                                 51,189       51,653       43,614
Less: Inter-segment revenue              (49)         (43)         (51)
                                    ---------    ---------    ---------
  Total revenues                    $884,550     $799,526     $768,848
                                    =========    =========    =========
Operating profit
Publishing                          $ 48,636     $ 45,678     $ 35,802
Broadcasting                          41,883       19,189       16,541
Real Estate                            2,298        1,914        1,220
Cable                                  3,006        3,761        5,044
Unallocated corporate expense        (20,115)     (20,905)     (17,698)
                                    ---------    ---------    ---------
  Total operating profit              75,708       49,637       40,909
Gain on dispositions                   3,501       11,997        - -
Interest income                       11,493        1,991        2,141
Interest expense                     (15,073)     (11,624)      (9,925)
Minority interests                     1,434        2,232        1,219
                                    ---------    ---------    ---------
Earnings before income taxes and
 cumulative effect of change in     $ 77,063     $ 54,233     $ 34,344
 accounting principle               =========    =========    =========

Earnings (loss) before income taxes
Publishing                          $ 48,636     $ 45,678     $ 35,802
Broadcasting                          41,883       19,189       16,541
Real Estate                            2,397        2,016        1,303
Cable                                 (5,207)      (5,169)      (2,726)
Unallocated corporate expense        (20,115)     (20,905)     (17,698)
                                    ---------    ---------    ---------
  Total                               67,594       40,809       33,222
Gain on dispositions                   3,501       11,997        - -
Interest income                       10,814        1,733        1,789
Interest expense                      (4,019)        (306)        (667)
Minority interests                      (827)       - -          - -
                                    ---------    ---------    ---------
Earnings before income taxes and
 cumulative effect of change in     $ 77,063     $ 54,233     $ 34,344
 accounting principle               =========    =========    =========
                                      F-4

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Meredith Corporation and Subsidiaries

Years ended June 30                   1995         1994         1993
-----------------------------------------------------------------------
                                              (in thousands)
Identifiable assets
Publishing                          $341,652     $413,605     $414,089
Broadcasting                         261,643       94,010      131,311
Real Estate                           11,479       10,057        9,050
Cable                                226,613      275,249      279,724
Unallocated corporate                 40,913       71,546       66,594
                                    ---------    ---------    ---------
Total assets                        $882,300     $864,467     $900,768
                                    =========    =========    =========

Depreciation/amortization
Publishing                          $ 10,192     $ 10,418     $  9,477
Broadcasting                           6,903        4,551        5,593
Real Estate                              465          520          499
Cable                                 17,431       17,314       15,521
Unallocated corporate                  1,457        1,453        1,303
                                    ---------    ---------    ---------
Total depreciation/amortization     $ 36,448     $ 34,256     $ 32,393
                                    =========    =========    =========

Capital expenditures
Publishing                          $  2,087     $  4,329     $  2,758
Broadcasting                           8,465        2,808        1,856
Real Estate                              158          552          171
Cable                                 11,459       11,530        8,001
Unallocated corporate                  2,574        1,554        3,297
                                    ---------    ---------    ---------
Total capital expenditures          $ 24,743     $ 20,773     $ 16,083
                                    =========    =========    =========

See pages 3 through 16 of this Form 10-K for description of revenue sources.

See Management's Discussion and Analysis on pages F-6 through F-17 for discussion of significant factors affecting comparability.

Operating profit for industry segment reporting is net revenues less operating costs and does not include gain on dispositions, interest income and expense, minority interests or unallocated corporate expense, which is primarily corporate staff and miscellaneous expenses.

Earnings (loss) before income taxes for industry segment reporting is operating profit adjusted for interest income, interest expense and minority interests applicable to the segment. Adjustments to the Cable segment include minority interests of $2,261,000 in fiscal 1995 ($2,232,000 in fiscal 1994 and $1,219,000 in fiscal 1993) and $10,474,000 of net interest expense in fiscal 1995 ($11,162,000 in fiscal 1994 and $8,989,000 in fiscal 1993). The Real
Estate segment also includes minor adjustments for interest income.

Identifiable assets include intangibles, fixed and all other assets identified with each segment. Unallocated corporate assets consist primarily of cash and cash items and miscellaneous assets not assignable to one of the segments.





        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations



Note: All per-share amounts are computed on a post-tax basis and reflect a two-for-one stock split in March 1995.



      Results of Operations: Fiscal 1995 Compared with Fiscal 1994


A non-cash charge for the cumulative effect of a change in accounting principle caused the Company to record a net loss of $6,315,000, or 23 cents per share, in fiscal 1995 compared to net earnings of $27,154,000, or 96 cents per share, in fiscal 1994. Exclusive of the accounting change and the special items described later in detail, fiscal 1995 earnings would have been $33,997,000, or $1.23 per share, compared with $22,944,000, or 82 cents per share, in fiscal 1994. The improvement was due primarily to increased operating profits in the Company's broadcasting and magazine businesses.

Revenues for fiscal 1995 increased 11 percent to $884,550,000. The growth was due primarily to higher magazine and broadcasting advertising revenues. Increases in magazine circulation and custom publishing revenues also contributed. Fiscal 1995 included six months of revenues from WSMV while fiscal 1994 included six months of revenues from the Syracuse and Fresno television stations (sold in December 1993). Excluding these ownership differences, revenues increased 10 percent.

Income from operations was $75,708,000 in fiscal 1995 compared to $49,637,000 in fiscal 1994. The operating profit margin rose from 6.2 percent (7.1 percent excluding the non-recurring charge) in fiscal 1994 to 8.6 percent in the current year. Lower selling, general and administrative expenses as a percentage of revenues in the Publishing segment were the primary factor in the margin improvement.

Operating costs and expenses were $808,842,000 in fiscal 1995 compared with $742,505,000 (exclusive of the non-recurring charge) in the prior year. The increase reflects higher paper, manufacturing and delivery expenses for magazines (due to volume and price increases), increased magazine circulation expenses (including the current-year operating impact of the change in accounting principle) and higher payroll and related costs (due to additional staff in new operations and annual merit increases).

Fiscal 1995 earnings were affected by the following special items (all amounts are post-tax):

   A charge of $46,160,000 ($1.67 per share) for the cumulative effect, as of July 1, 1994, of a change in accounting principle (Note 2).

   Interest income of $4,747,000 (17 cents per share) from the Internal Revenue Service ("IRS") (Note 3).

   A gain of $1,101,000 (4 cents per share) from the sale of the North Dakota cable television system in March 1995 (Note 9).

Fiscal 1994 earnings were affected by the following special items (all amounts are post-tax):

   A gain of $8,197,000 (28 cents per share) on the dispositions of the Syracuse and Fresno television properties in December 1993 (Note 9).

   A non-recurring charge of $3,987,000 (14 cents per share) for the write-down of film assets at the Phoenix television station and a reserve for taxes on disposed properties (Note 4).

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding gains on dispositions and non-recurring items, rose significantly to $112,156,000 in fiscal 1995 from $91,277,000 in fiscal 1994 due to the notable improvement in operating results.

Net interest expense (excluding IRS interest income) rose to $12,134,000 in fiscal 1995 from $9,633,000 in fiscal 1994 primarily due to debt incurred for the purchase of the Nashville television station in January 1995. The increase was partially offset by lower cable interest expense as proceeds from the March 1995 sale of the North Dakota system were used to reduce the cable partnership's outstanding debt.

The Company's effective tax rate was 48.3 percent compared with 49.9 percent in fiscal 1994. The current-year provision benefited from increased operating earnings which lessened the effect of non-deductible items on the overall tax rate. The prior-year provision benefited from a favorable tax rate on the gain on disposition of two television stations, partially offset by the unfavorable impact of the federal corporate tax rate increase on the Company's deferred tax liabilities (Note 11).


Discussion of results by segment:

Publishing: Revenues in the Publishing segment increased 10 percent from fiscal 1994. Advertising revenues grew 17 percent primarily due to strong advertising page gains by most magazines. Better Homes and Gardens and Ladies' Home Journal, the Company's two largest circulation titles, reported ad page increases of 13 percent and 6 percent, respectively. Traditional Home, WOOD, Golf for Women and the Better Homes and Gardens Special Interest Publications all reported double-digit percentage gains in ad pages. Publishing segment circulation revenues increased 4 percent primarily due to higher revenues from new titles (including Crayola Kids, Better Homes and Gardens Floral & Nature Crafts and home garden) and increased volume of newsstand sales of the Better Homes and Gardens Special Interest Publications. Revenues in Meredith Publishing Services increased significantly from new business. Consumer book revenues increased slightly as higher sales volumes in retail marketing more than offset lower sales volumes in the direct-response operations.

Publishing segment operating profit increased 6 percent from the prior year despite the unfavorable effect the subscription accounting change had on operating results. Excluding that impact, publishing operating profit was up 18 percent, largely due to the strong performance of magazine operations, led by the Company's flagship title, Better Homes and Gardens magazine.
Advertising revenue growth fueled the record operating profit performances of Better Homes and Gardens, Ladies' Home Journal, Traditional Home, WOOD, Successful Farming, Country Home and Midwest Living magazines and the Company's lineup of Better Homes and Gardens Special Interest Publications. Partially offsetting these improvements were increases in paper and postage costs, increased costs for new magazine start-ups and expansion in the custom publishing area. The increase in new title start-up costs primarily reflected costs associated with a new bimonthly gardening magazine, home garden, which was introduced in the Company's fiscal third quarter.

An increased operating loss was reported by book operations due to increased investment in the acquisition of new book club members and lower volumes and higher promotion costs in direct-response operations. Partially offsetting these declines was higher operating profit from retail marketing, due to increased sales volumes and lower product return rates. In July 1995, the Company announced an alliance with The Reader's Digest Association, Inc. whereby Reader's Digest will have the rights for direct-response marketing of Meredith-trademarked products. This alliance is expected to have a favorable effect on long-term direct-response operating results. Expenses related to the discontinuance of the Company's direct-response marketing efforts, including those related to staff reductions, are expected to be more than offset by payments anticipated from this alliance. Management believes the results of its book retail marketing and club operations will not be materially affected by the alliance.

A full year's operating results from the Company's licensing agreement with Wal-Mart Stores, Inc. are reflected in segment profits versus six months' results in fiscal 1994. Beginning in calendar 1996, the Company expects to realize revenues and operating profits from the licensing of Better Homes and Gardens Floral & Nature Crafts in Wal-Mart stores.

Paper and postage are significant and essential expenses in the Publishing segment. The Company's paper prices increased approximately 30 percent during fiscal 1995. The price increases reflect a tightening of the paper market due to strong demand and a relatively fixed level of supply. Paper prices increased another 9 percent on July 1, 1995. Further price increases expected in fiscal 1996 could have an adverse effect on segment operating profit. To minimize the effect of these increases, the Company will consider changes in paper types and weights, but only in cases where product quality will not be adversely affected. In addition, changes to magazine rate bases will be considered. A postal rate increase occurred in January 1995, raising the Company's postage costs by approximately 13 percent on an annualized basis.


Broadcasting: Broadcasting segment revenues increased 22 percent in fiscal 1995 including six months of revenues from newly acquired WSMV in Nashville. The prior year included six months of revenues from two television stations sold in December 1993. Revenues at the five comparable stations increased 18 percent due to strong local and national advertising revenues. Improved market demand for television advertising led to higher spot rates and increased ad revenues at all stations. KPHO, the Company's station in Phoenix, experienced the largest revenue increase, primarily due to its September 1994 affiliation with the CBS network.

Broadcasting segment operating profit increased 118 percent from the prior year. Excluding the non-recurring item from the prior year (a film write-down of $5,584,000 at KPHO related to its CBS affiliation), operating profit increased 69 percent. Increased ad revenues, lower programming expenses and the inclusion of WSMV operations for six months were the primary factors in the improvement. Operating profits at the five comparable stations, excluding the non-recurring item from the prior year, increased 48 percent as all stations reported significant improvements. As with revenues, KPHO reported the largest percentage improvement in operating profit. The decline in programming expense was due to increased use of first-run syndicated programming and the prior-year film write-down at KPHO. Fiscal 1994 operating profit included a favorable adjustment to accrued music license fees resulting from the broadcast industry's settlement with ASCAP/BMI (American Society of Composers, Authors & Publishers and Broadcast Music Industry).

Across the broadcast industry, local television stations continue to face increasing competition for viewers and advertisers. Nevertheless, management believes television broadcasting will continue to play an important media role in each station's community. The Company's fiscal 1995 acquisition of WSMV in Nashville demonstrates that belief. This acquisition, the pending acquisition of WOGX and the recent affiliation with CBS in Phoenix are expected to have favorable impacts on future revenues and operating profit of the Broadcasting segment.


Real Estate: Higher transaction fee revenues and increased product and publication sales volumes led to a 12 percent increase in Real Estate segment revenues in fiscal 1995. The increase in transaction fees, generated by members' sales volume, reflected continued strength in existing home sales and an increase in the number of member firms. Increased revenues also were the primary factor in a 20 percent operating profit increase for the segment.


Cable: On March 9, 1995, Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners") sold its cable television system in North Dakota, the smaller of two cable television properties, of which the Company indirectly owned approximately 70 percent. Revenues of the remaining cable television system in Minnesota increased four percent as subscriber growth more than offset the negative effects of federally-mandated subscriber rate rollbacks. After interest expense, the cable television operations experienced a net loss comparable to the prior-year loss. Operating profit declined due to the sale of the North Dakota system; however, this was offset by lower interest expense. Proceeds from the sale of the North Dakota system were used to reduce Strategic Partners' outstanding bank debt, as required by its loan agreement.

          Results of Operations: Fiscal 1994 Compared with Fiscal 1993


Meredith Corporation net earnings for the year ended June 30, 1994, were $27,154,000, or 96 cents per share, compared to net earnings of $18,626,000, or 61 cents per share, in fiscal 1993.

Excluding the special items described below, fiscal 1994 earnings were $22,944,000, or 82 cents per share, a 34 percent increase from the previous-year earnings per share. All operating segments except cable contributed to this increase. Six cents of the comparable per-share increase resulted from fewer shares outstanding due to shares repurchased by the Company.

Fiscal 1994 earnings were affected by the following special items (all amounts are post-tax):

   A gain of $8,197,000 (28 cents per share) on the December 1993 dispositions of the Syracuse and Fresno television properties (Note 9).

   A non-recurring charge of $3,987,000 (14 cents per share) for the write-down of film assets at KPHO in Phoenix and a reserve for taxes on disposed properties (Note 4).

The Company reported revenues in fiscal 1994 of $799,526,000, a four percent increase from fiscal 1993 revenues of $768,848,000. Factors contributing to the increase included higher magazine circulation revenues, an additional two months of revenue from the Minnesota cable television system (purchased in September 1992) and increased retail and direct-response book sales volumes.

Fiscal 1994 income from operations was $49,637,000 compared with $40,909,000 in fiscal 1993. The operating margin rose from 5.3 percent of net revenues to 6.2 percent in fiscal 1994, despite the negative effect of the non-recurring items. Excluding their effect, the operating margin was 7.1 percent, a 34 percent increase from the comparable fiscal 1993 margin.

Production, distribution and editorial expenses as a percentage of revenues declined from 42 percent in fiscal 1993 to 41 percent in fiscal 1994, mostly due to lower programming expenses at the television broadcasting stations.

Selling, general and administrative expenses also declined as a percentage of revenues, from 49 percent in fiscal 1993 to 48 percent in fiscal 1994. A favorable adjustment to accrued music license fees in the Broadcasting segment, based on an industry settlement with ASCAP/BMI, was the single biggest factor. Other significant factors included lower promotion expenses in book operations and lower administrative expenses from the relocation of Craftways operations from California to Des Moines in fiscal 1993.


Discussion of results by segment:

Publishing: Revenues in magazine operations increased 4 percent from fiscal 1993. Magazine advertising revenues increased 4 percent, excluding the revenues of Metropolitan Home magazine sold in November 1992. Advertising revenues were down slightly at Better Homes and Gardens and Ladies' Home Journal magazines due to fewer ad pages. These declines were more than offset by increased ad revenues in most of the Company's other titles. Increases of more than 20 percent were reported by Traditional Home, Country America and Golf for Women magazines, and the American Park Network collection of visitor guides, primarily due to additional ad pages. These publications also reported higher net revenue per page.

Circulation revenues in magazine operations increased 7 percent from fiscal 1993. Higher newsstand sales volume of the Better Homes and Gardens Special Interest Publications was the largest factor in the increase. Newsstand sales of several new Ladies' Home Journal special issues and higher new title subscription revenues also contributed.

Magazine operating profit increased 12 percent over the previous year's performance. Increased ad revenues for many titles and improved newsstand sales and profits were the most significant factors in the improvement. Operating results for Better Homes and Gardens Special Interest Publications, Ladies' Home Journal (including special issues) and Traditional Home magazines benefited from increased newsstand profits. Increased advertising revenues contributed to the operating profit improvements of Country America, Traditional Home, Successful Farming, Country Home and American Park Network. Operating profit in fiscal 1993 was held down by a loss on Metropolitan Home magazine and by moving costs associated with relocating Craftways magazine operations to Des Moines.

Operating profit was down in the custom publishing area due to start-up costs associated with Crayola Kids and lower profit margins on periodical and premium sales. Better Homes and Gardens magazine reported a slight decline in operating profit due to fewer advertising pages.

Total book revenues were essentially unchanged from fiscal 1993. Consumer book revenues were up 6 percent due to increased sales volume in the retail marketing and direct-response operations, partially offset by lower sales volume in the book clubs due to planned downsizing. This increase was offset by a decline in revenues in Craftways operations due to lower volumes.

Book operating results showed improvement from fiscal 1993. Increased operating profit in retail marketing reflected increased sales of both new and backlist titles including a major sale of gardening titles to Wal-Mart Stores, Inc. that coincided with the January 1994 opening of the Better Homes and Gardens Garden Centers. The book clubs reported improved results due to lower manufacturing, delivery and promotion expenses. Cost savings associated with the consolidation of Craftways editorial and marketing operations with book operations in Des Moines also contributed to improved results. Operating results in the direct-response area showed little change from fiscal 1993 as lower-than-expected response rates held down results.

Related to the Better Homes and Gardens Garden Centers, the Company began to realize revenues and operating profit from its licensing agreement with Wal-Mart Stores, Inc. in fiscal 1994.

Paper and postage are significant and essential expenses in the Publishing segment. Paper prices were relatively stable during fiscal 1994 due to soft market conditions and increased international competition. Postal rates also remained flat in fiscal 1994.



Broadcasting: Broadcasting segment revenues in fiscal 1994 declined slightly from the previous year due to the sale of two television stations in December 1993. Revenues at the five remaining television stations increased 8 percent from comparable previous-year revenues due to increases in local and national advertising revenues at virtually all of the stations. The growth primarily reflected increased market demand for advertising resulting in higher spot rates. KPHO in Phoenix reported the largest increase with double-digit percentage gains in both local and national advertising revenues. A stronger sales effort and an improving economy in the Phoenix market contributed to the increase.

Operating profit increased 16 percent in the Broadcasting segment despite a non-recurring charge of $5,584,000 for the write-down of film assets at KPHO related to its CBS affiliation in September 1994. WNEM, an NBC affiliate serving the Flint/Saginaw, Mich., market, also announced plans to change affiliation to CBS during fiscal 1995.

Excluding the non-recurring charge, Broadcasting segment operating profit increased 50 percent from fiscal 1993. Advertising revenue increases at the five comparable stations, along with lower programming expenses and music license fees, resulted in the improvement. Programming costs were held down by a combination of cost-saving measures, including the purchase of more first-run programming. The favorable adjustment to accrued music license fees reflected the settlement between the broadcast industry and ASCAP/BMI. As with revenues, KPHO reported the most substantial improvement in operating results of the five stations, mainly due to the revenue increase and lower programming expense.


Real Estate: Revenues increased 4 percent in the Real Estate segment, while operating profit showed significant improvement from fiscal 1993. Transaction fees, revenues generated by member firms' sales volume, increased 9 percent due to continued strength in the residential housing market and record gross commission income of member firms. Revenues from the sale of ancillary products and services also increased, primarily due to higher volumes. A decline in joining fees partially offset other revenue increases. Improved operating profit in the segment reflected the revenue increases and lower administrative and bad debt expenses.


Cable Television: An 18 percent increase in fiscal 1994 revenues for the cable television operations reflected the timing of the Minnesota system acquisition on September 1, 1992. At June 30, 1994, the two cable television systems indirectly owned by the Company served a total of 133,000 subscribers. Subscriber counts increased 5 percent at the Minnesota system and 3 percent at the Bismarck system during fiscal 1994. Basic subscriber penetration rates also increased at both systems, as did the percentage of subscribers receiving pay services. However, average revenue per subscriber was down slightly due to the effect of government re-regulation of cable pricing in September 1993.

The decline in average revenue per subscriber, increased programming costs and expenses associated with rate re-regulation resulted in lower operating profit for the cable television systems. Increased amortization of acquisition expenses (associated with the purchase of the Minnesota system) and increased depreciation expense also contributed to the decline. Interest expense pertaining to the cable television segment increased due to timing of the Minnesota system acquisition and bank fees paid to buyout interest rate contracts. These factors led to an increased net loss for the cable segment in fiscal 1994.

Other: The increase in fiscal 1994 interest expense reflected two additional months of debt financing related to the timing of the Minnesota cable television system acquisition. Corporate non-operating expenses increased from fiscal 1993 due to a $1.8 million reserve for taxes on disposed properties, a $1.4 million write-down of a building to its estimated realizable value and reserves for certain corporate assets. The building write-down resulted from the decision to consolidate Des Moines employees in one location with the future construction of a new building next to the current Company headquarters.

In the third quarter of fiscal 1994, the Company received a favorable ruling regarding the Ladies' Home Journal tax case. The appeal period expired in the first quarter of fiscal 1995.

The effective tax rate for fiscal 1994 exceeded the previous year's rate due to the increase in the federal corporate tax rate enacted in August 1993. The effect of the increased corporate tax rate was to reduce fiscal 1994 earnings per share by seven cents. The Company's effective tax rate also increased due to the increased loss of the cable operations because most of the Company's share is non-deductible. These increases were partially offset by the favorable effect from the disposition of the television broadcasting stations.





                        Liquidity and Capital Resources


Cash and cash equivalents decreased by $20,728,000 in fiscal 1995 compared to an increase in cash of $19,388,000 in fiscal 1994. The difference was primarily due to the purchase of WSMV. Higher earnings (before the change in accounting principle which had no cash effect) led to the increase in cash provided by operations.

The decreases in subscription acquisition costs, deferred income taxes and retained earnings reflected the recognition of the cumulative effect of the change in accounting principle as of July 1, 1994. The increase in accounts receivable in fiscal 1995 was due to higher advertising receivables in magazine and broadcasting operations, the acquisition of WSMV and increased sales volume in custom publishing. Inventories and accounts payable increased due to higher quantities of paper on hand in anticipation of a July 1, 1995, price increase. Goodwill and other intangibles increased from the purchase of WSMV.

On January 5, 1995, Meredith Corporation purchased the assets of WSMV, a television station located in Nashville, Tenn., for $159 million. The acquisition was financed by cash from short-term investments and lines of credit and a $100 million term borrowing from a group of four banks led by The Northern Trust Company as agent. A payment of $10 million was made in fiscal 1995 as required by the loan agreement. An additional $10 million was pre-paid in August 1995. The loan agreement requires annual and/or semi-annual payments through December 31, 1998, the term loan maturity date. Operating cash flows of the Company are expected to provide adequate funds for debt and interest payments.

At June 30, 1994, Strategic Partners, the cable television subsidiary, owed $138 million under a loan agreement with a group of ten banks. At September 30, 1994, Strategic Partners failed to meet certain financial ratios related to operating cash flow as required by its loan agreement. In light of Strategic Partners' efforts to sell its assets in part or in whole, the banks waived compliance with the relevant covenants, and their rights and remedies under the loan agreement as a result of the defaults, for the fiscal first quarter. On December 29, 1994, Strategic Partners and the banks amended their loan agreement. Significant amended terms and provisions related to the maturity date, repayment provisions, required financial tests and capital expenditure limits (Note 10). The required financial ratio tests, as amended, have since been met by Strategic Partners. Approximately $44 million of debt outstanding was repaid upon the sale of the North Dakota system in March 1995. At June 30, 1995, $91 million remains outstanding under Strategic Partners' loan agreement. All borrowings outstanding under the loan agreement are due on the earlier of March 31, 1996, or the date of the sale of Strategic Partners' cable television systems. Strategic Partners currently is exploring the sale of the Minnesota system. The lenders have indicated they would support a request to extend the maturity date. Based on Strategic Partners' intent and ability to amend the loan agreement to extend its maturity date if necessary, the debt has been classified as long-term. The debt outstanding under the loan agreement is non-recourse to the Company.

Strategic Partners is prohibited by its loan agreement from making dividend payments or any distributions to the partners except for specified payments not causing default and allowed under the loan agreement. The restricted net assets reflected in the Company's Consolidated Balance Sheet at June 30, 1995, totaled approximately $88 million. These restrictions have not had, nor are they expected to have, any impact on the Company's ability to meet its cash obligations.

The Board of Directors approved a two-for-one stock split in the form of a share dividend payable to shareholders of record on March 1, 1995.

In fiscal 1995, $3.8 million was spent for the repurchase of 168,000 shares of Company common stock. This compares with spending of $46.9 million for 2,385,000 shares in the prior year. As of June 30, 1995, approximately 388,000 shares may be repurchased under an existing authorization by the Board of Directors. The status of the repurchase program is reviewed at each quarterly Board of Directors' meeting.

On January 30, 1995, the Board of Directors increased the quarterly dividend by 11 percent, or one cent per share, to 10 cents per share effective with the dividend payable on March 15, 1995. On an annual basis, this increase will result in the payment of approximately $1 million in additional dividends, at the current number of shares outstanding. Dividends paid in fiscal 1995 were $10,388,000 (38 cents per share) compared with $9,677,000 (34 cents per share) in fiscal 1994.

Capital expenditures in fiscal 1995 increased by 19 percent over fiscal 1994 levels. The growth resulted from increased spending at the Company's television station in Phoenix to facilitate increased news programming and the upgrade of other equipment related to its CBS affiliation in September 1994. Other spending in fiscal 1995 included the purchase of equipment for the recently-acquired television station in Nashville, technical equipment for other television stations and continued investment in new and upgraded computer networks throughout Company operations. The Company entered into a lease agreement for new office space in New York City, which will allow consolidation of all New York City employees in one location and is expected to reduce future occupancy costs. This project will result in approximately $11 million in capital expenditures in fiscal 1996. In addition, the Company plans to spend approximately $36 million (exclusive of capitalized interest) in fiscal 1996 through 1998 for a new office building and related improvements in Des Moines. The Company has made no other material commitments for capital expenditures.

At this time, management expects that cash on hand and internally-generated cash flow will provide funds for capital expenditures, cash dividends, scheduled debt payments and other operational cash needs for foreseeable periods (excluding Strategic Partners' scheduled debt payments, which are expected to be funded by proceeds from the sale of its cable television systems, or refinanced if necessary). Short-term lines of credit will be used on an as-needed basis for working capital needs. At June 30, 1995, Meredith Corporation had three unused committed lines of credit totaling $23 million. The Company does not expect the need for any long-term source of cash to meet working capital requirements.

Financial Statements and Supplementary Data


Consolidated Statements of Earnings
Meredith Corporation and Subsidiaries

Years ended June 30                      1995           1994           1993
-----------------------------------------------------------------------------
                                             (in thousands, except per share)
Revenues (less returns and allowances):
  Advertising                          $396,732       $335,477       $334,475
  Circulation                           269,029        257,453        245,693
  Consumer books                         86,568         86,040         81,390
  All other                             132,221        120,556        107,290
                                       --------       --------       --------
Total revenues                          884,550        799,526        768,848
                                       --------       --------       --------
Operating costs and expenses:
  Production, distribution & editorial  360,183        326,727        320,501
  Selling, general and administrative   412,211        381,522        375,045
  Depreciation and amortization          36,448         34,256         32,393
  Non-recurring items                        --          7,384             --
                                       --------       --------       --------
Total operating costs and expenses      808,842        749,889        727,939
                                       --------       --------       --------

Income from operations                   75,708         49,637         40,909
  Gain on dispositions                    3,501         11,997             --
  Interest income - IRS settlement        8,554             --             --
  Interest income                         2,939          1,991          2,141
  Interest expense                      (15,073)       (11,624)        (9,925)
  Minority interests                      1,434          2,232          1,219
                                       --------       --------       --------
Earnings before income taxes and
 cumulative effect of change in
 accounting principle                    77,063         54,233         34,344
  Income taxes                           37,218         27,079         15,718
                                       --------       --------       --------
Earnings before cumulative effect
 of change in accounting principle       39,845         27,154         18,626
Cumulative effect of change
 in accounting principle (Note 2)       (46,160)            --             --
                                       --------       --------       --------
Net (loss) earnings                    $ (6,315)      $ 27,154       $ 18,626
                                       ========       ========       ========

Net (loss) earnings per share of common stock:

Earnings before cumulative effect
 of change in accounting principle     $   1.44       $   0.96       $  0.61
Cumulative effect of change
 in accounting principle (Note 2)         (1.67)            --            --
                                       --------       --------      --------
Net (loss) earnings per share          $  (0.23)      $   0.96      $   0.61
                                       ========       ========      ========

Average shares outstanding               27,754         28,365        30,532
                                       ========       ========      ========



See accompanying Notes to Consolidated Financial Statements.
See Note 2 for pro forma effects of change in accounting principle on selected statements of earnings items.






Consolidated Balance Sheets
Meredith Corporation and Subsidiaries



Assets                                    June 30        1995        1994
----------------------------------------------------------------------------
                                                          (in thousands)
 Current assets:
 Cash and cash equivalents                            $ 17,229     $ 37,957
 Marketable securities                                    --         12,178

 Accounts receivable                                   120,747       93,325
  Less allowances for doubtful accounts and returns    (17,310)     (17,469)
                                                      ---------    ---------
 Net receivables                                       103,437       75,856
                                                      ---------    ---------

 Inventories                                            46,781       34,962
 Supplies and prepayments                               28,842       25,748
 Subscription acquisition costs                         65,604      111,567
                                                      ---------    ---------
 Total current assets                                  261,893      298,268

Property, plant and equipment (at cost)                252,626      231,158
  Less accumulated depreciation                       (120,862)    (106,503)
                                                      ---------    ---------
 Net property, plant and equipment                     131,764      124,655

 Deferred subscription acquisition costs                34,957       70,108
 Other assets                                           25,456       28,436
 Goodwill and other intangibles
  (at original cost less accumulated amortization of
  $81,719,000 in 1995 and $68,042,000 in 1994)         428,230      343,000
                                                      ---------    ---------
 Total assets                                         $882,300     $864,467
                                                      =========    =========



See accompanying Notes to Consolidated Financial Statements.





Consolidated Balance Sheets  - Continued
Meredith Corporation and Subsidiaries



Liabilities and Stockholders' Equity      June 30        1995        1994
----------------------------------------------------------------------------
                                                          (in thousands)
 Current liabilities:
 Current portion of long-term indebtedness            $ 15,000     $ 11,178
 Accounts payable                                       59,771       42,667
 Accruals:
  Taxes, including taxes on income                       9,764        2,611
  Compensation and benefits                             23,674       27,322
  Other                                                 28,386       25,089
                                                      ---------    ---------
     Total accruals                                     61,824       55,022

 Unearned subscription revenues                        150,927      152,952
 Deferred income taxes                                     360       18,560
                                                      ---------    ---------
 Total current liabilities                             287,882      280,379

 Long-term indebtedness                                166,079      126,822
 Unearned subscription revenues                         96,381       95,407
 Deferred income taxes                                  18,492       37,011
 Other deferred items                                   36,356       29,084
                                                      ---------    ---------
 Total liabilities                                     605,190      568,703
                                                      ---------    ---------
 Minority interests                                     36,060       38,003
                                                      ---------    ---------

Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                  --           --
 Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and outstanding
  20,579,565 shares in 1995 (excluding 11,601,465
  shares held in treasury) and 10,119,165 shares in
  1994 (excluding 5,763,328 shares held in treasury)    20,580       10,119
 Class B stock, par value $1 per share, convertible
  to common stock
   Authorized 15,000,000; issued and outstanding
   6,905,062 shares in 1995 and 3,601,932
   shares in 1994                                        6,905        3,602
Additional paid-in capital                                 873           --
Retained earnings                                      216,485      246,917
Unearned compensation                                   (3,793)      (2,877)
                                                      ---------    ---------
 Total stockholders' equity                            241,050      257,761
                                                      ---------    ---------

 Total liabilities and stockholders' equity           $882,300     $864,467
                                                      =========    =========




See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Meredith Corporation and Subsidiaries

Years ended June 30                      1995        1994        1993
------------------------------------------------------------------------
                                                (in thousands)

Series preferred stock                 $    --     $    --     $    --
                                       --------    --------    --------
Common stock:
Beginning of year                        10,119      11,130      11,911
Shares issued (acquired), net                31      (1,116)       (912)
Shares converted from class B stock         220         105         131
Two-for-one stock split                  10,210         --          --
                                       --------    --------    --------
End of year                              20,580      10,119      11,130
                                       --------    --------    --------

Class B stock:
Beginning of year                         3,602       3,704       3,830
Shares distributed                            4           3           5
Shares converted to common stock           (220)       (105)       (131)
Two-for-one stock split                   3,519          --          --
                                       --------    --------    --------
End of year                               6,905       3,602       3,704
                                       --------    --------    --------
Additional paid-in capital:
Beginning of year                            --          --          --
Excess of cost over par value of
 shares acquired                         (3,675)     (1,508)     (2,011)
Restricted stock awards, excess over par  4,548       1,508       2,011
                                       --------    --------    --------
End of year                                 873          --          --
                                       --------    --------    --------
Retained earnings:
Beginning of year                       246,917     272,090     287,729
Net (loss) earnings                      (6,315)     27,154      18,626
Two-for-one stock split                 (13,729)        --          --
Dividends paid - 38 cents per share
  (34 cents in 1994 and 32 cents in 1993)
  Common stock                           (7,697)     (7,194)     (7,376)
  Class B stock                          (2,691)     (2,483)     (2,407)
Cost over par value of shares
  acquired                                   --     (42,650)    (24,482)
                                       --------    --------    --------
End of year                             216,485     246,917     272,090
                                       --------    --------    --------

Unearned compensation:
Beginning of year                        (2,877)     (2,828)     (2,307)
Restricted stock awarded                 (2,493)     (1,277)     (1,490)
Amortized to operations                   1,577       1,228         969
                                       --------    --------    --------
End of year                              (3,793)     (2,877)     (2,828)
                                       --------    --------    --------
Total stockholders' equity             $241,050    $257,761    $284,096
                                       ========    ========    ========


See accompanying Notes to Consolidated Financial Statements.



Consolidated Statements of Cash Flows
Meredith Corporation and Subsidiaries

Years ended June 30                                 1995      1994      1993
------------------------------------------------------------------------------
                                                         (in thousands)
Cash flows from operating activities:
  Earnings before cumulative effect of change
   in accounting principle                        $ 39,845  $ 27,154  $ 18,626
  Less cumulative effect of change in
   accounting principle                            (46,160)      --        --
                                                  --------- --------- ---------
     Net (loss) earnings                            (6,315)   27,154    18,626

Adjustments to reconcile net (loss) earnings to
 net cash provided by operating activities:
  Depreciation and amortization                     36,448    34,256    32,393
  Amortization of film contract rights              18,133    22,274    26,908
  Non-recurring items, net of taxes                    --      3,987       --
  Gain on dispositions, net of taxes                (1,101)   (8,197)      --
  (Increase) decrease in receivables               (27,838)   (3,711)      565
  (Increase) in inventories                        (11,819)   (2,579)   (6,234)
  (Increase) decrease in supplies and prepayments   (5,936)     (392)    1,855
  Decrease in subscription acquisition costs        81,114       758     4,432
  Increase (decrease) in accounts payable and
   accruals                                         22,030   (10,560)     (112)
  (Decrease) in unearned subscription revenues      (1,051)   (2,304)   (3,514)
  (Decrease) increase in deferred income taxes     (36,719)    3,717     4,936
  Increase (decrease) in other deferred items        6,421      (529)   (9,469)
                                                  --------- --------- ---------
Net cash provided by operating activities           73,367    63,874    70,386
                                                  --------- --------- ---------
                                      F-23

Cash flows from investing activities:
  Investment in cable partnership, less cash
   acquired                                            --        --    (32,740)
  Redemption of marketable securities               16,189     9,244    20,448
  Proceeds from dispositions                        49,000    33,000       --
  Payment for purchase of business                (159,000)      --        --
  Additions to property, plant, and equipment      (24,743)  (20,773)  (16,083)
  Decrease (increase) in other assets                5,861    (1,332)  (10,178)
                                                  --------- --------- ---------
Net cash (used) provided by investing
 activities                                       (112,693)   20,139   (38,553)
                                                  --------- --------- ---------
Cash flows from financing activities:
  Long-term indebtedness incurred                  100,000     3,499       --
  Long-term indebtedness retired                   (56,921)      --     (4,164)
  Payments for film rental contracts               (14,085)  (14,633)  (15,742)
  Proceeds from common stock issued                  3,751     3,048     3,093
  Purchase of Company shares                        (3,759)  (46,862)  (29,001)
  Dividends paid                                   (10,388)   (9,677)   (9,783)
                                                  --------- --------- ---------
Net cash provided (used) by financing activities    18,598   (64,625)  (55,597)
                                                  --------- --------- ---------
Net (decrease) increase in cash and cash
 equivalents                                       (20,728)   19,388   (23,764)
Cash and cash equivalents at beginning of year      37,957    18,569    42,333
                                                  --------- --------- ---------
Cash and cash equivalents at end of year          $ 17,229  $ 37,957  $ 18,569
                                                  ========= ========= =========



Supplemental disclosures of cash flow information:
 Cash paid
  Interest                                         $13,628   $11,100   $ 7,943
  Income taxes                                     $40,438   $17,085   $ 8,326
 Non-cash transactions
  Film rental costs financed by contracts payable  $15,543   $ 9,567   $14,104




Supplemental schedule of non-cash investing and financing activities:
- The Company received $2 million of preferred stock in Granite Broadcasting Corporation from the sale of two television broadcasting stations in December 1993.

- North Central Cable was purchased in fiscal 1993 for approximately $220 million by Strategic Partners, in which the Company has a 70 percent indirect ownership interest. Significant non-cash investing and financing activities reflected in the Consolidated Financial Statements for the fiscal year ended June 30, 1993, included ($ in millions) the acquisition of intangible assets of ($171) and net property, plant and equipment of ($61) by incurring long-term debt of $139, minority interest of $42, contributing a portion of the North Dakota system of $12 and assuming net liabilities of $6.




























See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meredith Corporation and Subsidiaries


1. Summary of Accounting Policies

a. Principles of consolidation

The consolidated financial statements include the accounts of Meredith Corporation and its majority-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated. In fiscal 1995, the accounts of WSMV, a television broadcasting station in Nashville, are reflected in the Company's consolidated financial statements since the date of acquisition, January 5, 1995.

b. Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash.

c. Marketable securities

Marketable securities were classified as available for sale. Prior to July 1, 1994, marketable securities were carried at net amortized cost. No marketable securities were owned at June 30, 1995. Proceeds from sales and maturities of securities were $16,189,000. Realized gains and losses were not material. The costs used to compute realized gains and losses were determined by specific identification. Securities held at June 30, 1994, consisted of municipal bonds, commercial paper and other short-term investments.

d. Inventories

Inventories of paper are stated at cost, using the last-in, first-out (LIFO) method, which is not in excess of market value. All other inventories are stated at the lower of cost (first-in, first-out or average) or market.

e. Subscription acquisition costs

Subscription acquisition costs primarily represent direct-mail agency commissions. These costs are deferred and amortized over the related subscription term, typically one or two years.

f. Property, plant and equipment

Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets. Tax depreciation methods conform with statutory requirements and may differ from book methods. Costs of replacements and major improvements are capitalized; maintenance and repairs are charged to operations as incurred.

g. Broadcasting film contract rights

Film contract rights and the liabilities for future payments are recorded when programs become available for broadcast. These rights are valued at the lower of cost or estimated net realizable value and are charged to operations on an accelerated basis over the contract period. Amortization of these rights is included in production, distribution and editorial expenses.

h. Goodwill and other intangibles

Excess costs over values assigned to tangible assets of businesses acquired are being amortized by the straight-line method over periods not exceeding 40 years. These include goodwill, television network affiliations and government licenses. Non-competition agreements and programming rights purchased in conjunction with the Minnesota cable acquisition are being amortized using the straight-line method over periods of five years and eight years, respectively. Amortization of these programming rights is included in production, distribution and editorial costs. The values of goodwill and other intangibles have been determined by independent appraisals. The Company periodically evaluates the carrying value of intangibles (including goodwill) to determine if impairment has occurred. This evaluation primarily consists of comparison to estimated future undiscounted cash flows and long-term business strategies of the underlying business.

i. Revenues

Advertising revenues are recognized when the advertisements are published or aired. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers. Revenues from newsstand magazines and books are recognized at shipment, net of provisions for returns.

j. Computation of earnings (loss) per share

Earnings (loss) per share of common stock is computed by dividing the weighted-average number of shares of common stock, class B stock and common stock equivalents outstanding during each year into applicable earnings or loss. Common stock equivalents include dilutive stock options issued under Company stock option plans.

k. Other

On July 1, 1994, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain
Investments in Debt and Equity Securities."   This adoption did not have a
material impact on the Company's fiscal 1995 financial statements.

In the first quarter of fiscal 1995, the Company adopted SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" (Note 5).

On March 1, 1995, the Company effected a two-for-one stock split on common and class B stock outstanding. All share and per-share information in the Consolidated Financial Statements and Notes has accordingly been restated.

Certain prior-year financial information has been reclassified or restated to conform to the fiscal 1995 financial statement presentation.


2. Change in Accounting Policy for Subscription Acquisition Costs

In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." The Company adopted SOP 93-7 in fiscal 1994 and believed its policy of capitalizing most magazine subscription acquisition costs and recognizing expense pro rata with the delivery of magazines was materially in compliance with the requirements of SOP 93-7. The statement specifies that direct-response advertising costs should be capitalized if the direct-response advertising can be shown to both (1) result in specific sales and (2) result in probable future benefits (defined as probable future revenues in excess of future costs incurred to attain those revenues). The Company has two revenue streams related to the sale of magazine subscriptions: subscriber and advertising revenues. The Company believed both types of revenue were related to its direct-response advertising efforts.

In December 1994, the Financial Accounting Standards Board approved the issuance of Practice Bulletin 13, "Direct-Response Advertising and Probable
Future Benefits."   Practice Bulletin 13 interpreted SOP 93-7 to specify that
only "primary revenues" (those revenues from sales to customers receiving and responding to direct-response advertising efforts) could be used in determining probable future revenues and benefits as defined by SOP 93-7. Therefore, in accordance with the requirements of Practice Bulletin 13, the Company now expenses most direct-response subscription acquisition costs as incurred since the primary revenue stream does not support the capitalization of those costs.

The effect of adopting Practice Bulletin 13 on fiscal 1995 earnings before the cumulative effect of the change in accounting principle was additional post-tax expense of $3,071,000, or 11 cents per share. The effect on net earnings (including a non-cash, post-tax charge of $46,160,000, or $1.67 per share, for the cumulative effect as of July 1, 1994) was $49,231,000, or $1.78 per share. The cumulative effect of this change in accounting principle, as of July 1, 1994, on the Company's balance sheet was to reduce subscription acquisition costs by $76.9 million, deferred income tax liabilities by $30.7 million and retained earnings by $46.2 million.

Total advertising expenses included in the Consolidated Statement of Earnings for fiscal 1995 were $173,047,000 (including the cumulative effect of the accounting change). Deferred advertising costs included in the Consolidated Balance Sheet as of June 30, 1995, were not material.

Pro forma amounts (unaudited), assuming the new accounting principle was applied during all periods presented, follow with comparisons to actual results.

     Years ended June 30           1995        1994          1993
     -------------------         --------    --------      --------
     (in thousands, except per share)

     Earnings before cumulative
      effect of change in
      accounting principle:

       As reported                $39,845     $27,154      $18,626
       Pro forma                  $39,845     $29,548      $23,155

     Net (loss) earnings:

       As reported                $(6,315)    $27,154      $18,626
       Pro forma                  $39,845     $29,548      $23,155

     Earnings per share before
      cumulative effect of change
      in accounting principle:

       As reported                  $1.44       $ .96        $ .61
       Pro forma                    $1.44       $1.04        $ .76

     Net (loss) earnings per share:

       As reported                  $(.23)      $ .96        $ .61
       Pro forma                    $1.44       $1.04        $ .76

3. Internal Revenue Service ("IRS") Settlement

The Company recognized interest income in the first quarter of fiscal 1995 of $8,554,000 (pre-tax) related to the settlement of its 1986 through 1990 income tax years. Federal income tax deficiency notices from the IRS related to those tax years were contested by the Company in United States Tax Court in fiscal 1993. These tax deficiency notices were primarily related to the Company's acquisition of Ladies' Home Journal magazine in January 1986. In March 1994, the Company received a favorable decision from the Tax Court. The appeal period available with respect to this decision expired on September 16, 1994. The Company also recognized a benefit of a $9 million reduction in goodwill related to the Ladies' Home Journal acquisition. The benefit of this reduction is being realized over the remaining life of the goodwill.



4. Non-recurring Items

In the second quarter of fiscal 1994, a non-recurring pre-tax charge of $4.8 million was recorded to establish a reserve for taxes on disposed properties. In the fourth quarter of fiscal 1994, $3 million of this reserve was reversed based on the resolution of a reserved assessment at no tax cost to the Company. The Company believes the remaining reserve is sufficient to cover any potential liability related to these properties.

Also in the fiscal 1994 fourth quarter, a pre-tax charge of $5,584,000 was recorded for the write-down of film assets at KPHO, the Phoenix television station, due to reaching an affiliation agreement with CBS effective September 1994.



5. Disclosures about the Fair Value of Financial Instruments

a. Marketable securities

There were no marketable securities held by the Company at June 30, 1995. At June 30, 1994, the fair value of marketable securities was approximately $12,200,000 (net amortized cost of $12,178,000). The fair value of marketable securities was determined based on quoted market prices, where available, or through a bond pricing matrix, using securities with similar yields and maturities.

b. Broadcasting film contracts rights

The Company has commitments for the purchase of broadcasting film contract rights. The fair value of commitments for currently-available film rights is the present value of future payments totaling approximately $11,900,000 at June 30, 1995 ($10,300,000 at June 30, 1994). Liabilities for film rights reflected in the Company's Consolidated Balance Sheets were $12,259,000 at June 30, 1995 ($10,801,000 at June 30, 1994). In addition, commitments for unavailable film rights had fair values of $36,200,000 and $17,500,000 at June 30, 1995 and 1994, respectively (Note 14).

c. Long-term indebtedness

At June 30, 1995, $90 million of long-term debt on the Company's Consolidated Balance Sheet relates to the term loan incurred to purchase WSMV in January 1995. The carrying amounts of this debt and the related interest payable approximate fair values due to the short-term nature of the interest periods available under the term loan agreement.

The fair value of long-term debt incurred by Meredith/New Heritage Strategic Partners, L.P., ("Strategic Partners") was determined by discounting cash flows through maturity using rates currently available to the partnership for borrowing and swap agreements with similar terms and maturities. That value was approximately $91,000,000 at June 30, 1995 ($140,000,000 at June 30, 1994).
Carrying values in the Consolidated Balance Sheets at June 30, 1995 and 1994, respectively, were $91,079,000 and $138,000,000.

d. Other

The carrying amounts reported on the Consolidated Balance Sheets at June 30, 1995 and 1994, for all other assets and liabilities (and all other liabilities not appearing on the Consolidated Balance Sheets per Note 14) subject to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," approximate their respective fair values. Fair value estimates are made at a specific point in time based on relevant market and financial instrument information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

6. Inventories

Inventories consist primarily of paper stock and books.   Of net inventory
values shown, approximate portions determined using the LIFO method were:  1995
- 55 percent, 1994 - 32 percent, 1993 - 42 percent and 1992 - 29 percent. The increase in raw materials in 1995 is related to the purchase of paper in the Publishing segment prior to a July 1, 1995, price increase.

June 30                              1995       1994       1993       1992
--------                           -------    -------    -------    -------
                                                             (in thousands)
Raw materials..................... $32,320    $15,366    $17,894    $11,192
Work in process...................  13,801     13,132     11,793     10,762
Finished goods....................  13,059     15,086     11,978     13,117
                                   -------    -------    -------    -------
                                    59,180     43,584     41,665     35,071

Reserve for LIFO cost valuation... (12,399)    (8,622)   ( 9,282)    (8,922)
                                   -------    -------    -------    -------
   Inventories.................... $46,781    $34,962    $32,383    $26,149
                                   =======    =======    =======    =======


7. Property, Plant and Equipment


June 30                                        1995        1994        1993
--------                                     --------    --------    --------
                                                                (in thousands)
Land and improvements ...................    $  5,304    $  4,897    $  6,239
Buildings and improvements ..............      51,082      49,038      53,473
Machinery and equipment..................     100,485      82,633      95,604
Cable distribution system ...............      85,280      87,063      76,116
Leasehold improvements...................       4,514       4,517       4,741
Construction in progress.................       5,961       3,010       2,506
                                             --------    --------    --------
  Total (at cost)........................     252,626     231,158     238,679
Less accumulated depreciation............    (120,862)   (106,503)   (107,792)
                                             --------    --------    --------
  Net property, plant and equipment......    $131,764    $124,655    $130,887
                                             ========    ========    ========
Depreciation expense for the year........    $ 19,219    $ 18,137    $ 16,014
                                             ========    ========    ========


                                                  Depreciable Life
                                                  ----------------
         Buildings and improvements...............  5 to 45 years
         Machinery and equipment..................  3 to 20 years
         Cable distribution system................  5 to 15 years
         Leasehold improvements...................  4 to 15 years

8. Acquisitions

On January 5, 1995, the Company purchased substantially all of the assets of WSMV, an NBC network affiliated television station in Nashville, Tenn., from Cook Inlet Television Partners for $159 million. Cash from short-term investments and lines of credit and a $100 million term borrowing from a group of banks were used to purchase WSMV.

The acquisition of WSMV has been accounted for by the purchase method. The cost of this acquisition was allocated to assets and liabilities based on their fair market appraised values. Goodwill and other intangibles, related to the station's NBC affiliation and FCC license, were recognized as a result of the purchase.

The operating results of WSMV have been included in the Company's consolidated financial statements from the date of acquisition. Pro forma disclosure, as if the transaction occurred at the beginning of the Company's fiscal year, of unaudited results of operations for the years ended June 30, 1995 and 1994, is as follows:

     Years ended June 30                          1995         1994
     -------------------                        --------     --------
     (in thousands, except per share)

     Revenues                                   $901,040     $825,869
                                                ========     ========
     Earnings before cumulative effect of
      change in accounting principle            $ 40,122     $ 27,072
     Cumulative effect of change in
      accounting principle                       (46,160)          --
                                                --------     --------

        Net (loss) earnings                     $ (6,038)    $ 27,072
                                                ========     ========


     Net (loss) earnings per share:
      Earnings before cumulative effect of
       change in accounting principle           $   1.45     $    .95
      Cumulative effect of change in
       accounting principle                        (1.67)          --
                                                --------     --------

         Net (loss) earnings per share          $   (.22)    $    .95
                                                ========     ========

The acquisition of North Central Cable Communications Corporation ("North Central"), a corporation operating cable television systems in the Minneapolis/St. Paul area, by Strategic Partners, a limited partnership between Meredith/New Heritage Partnership and Continental Cablevision of Minnesota, Inc., for approximately $220 million occurred on September 1, 1992. Meredith Corporation has a 70 percent indirect ownership in Strategic Partners through its wholly owned subsidiary, Meredith Cable, Inc. A cable television system serving Bismarck/Mandan, N. D., and owned by Meredith/New Heritage Partnership was contributed to Strategic Partners at the time of the North Central acquisition. This reduced the Company's indirect ownership interest in the North Dakota system to 70 percent. Long-term debt of approximately $139 million was incurred by Strategic Partners in connection with the acquisition of North Central.

The acquisition of North Central was accounted for by the purchase method. The acquisition cost was allocated to assets and liabilities based on their fair market appraised values. Recognition of goodwill and non-competition agreements as intangible assets resulted from this purchase.

The operating results of North Central have been included in the Company's consolidated financial statements from the date of acquisition. Pro forma operating results for the year ended June 30, 1993, had this acquisition occurred on July 1, 1992, are as follows: net revenues of $775,814,000, net earnings of $17,235,000 and net earnings per share of 56 cents.


9. Sale of Properties

On March 9, 1995, Strategic Partners sold the net assets of its Bismarck/ Mandan, N. D., cable television operations for a pre-tax gain of $3,501,000 ($1,101,000 post-tax).

On December 26, 1993, the Company sold the net assets of WTVH, a television station operating in Syracuse, N. Y., and the common stock of a Company subsidiary that owned KSEE, a television station operating in Fresno, Calif., for a pre-tax gain of $11,997,000 ($8,197,000 post-tax).

The Company sold Metropolitan Home magazine to Hachette Publications, Inc. in November 1992.

The gains/losses on these sales are included in net (loss) earnings for their respective year. If these sales had occurred on July 1 of the respective fiscal year, the impacts on the Company's consolidated revenues and net (loss) earnings would not have been significant.

10. Long-Term Indebtedness and Restricted Assets


Long-term debt consists of the following:

June 30                                        1995        1994
--------                                     --------    --------
                                                   (in thousands)
Loan agreement - Meredith Corporation        $ 90,000    $  ---
Loan agreement - Strategic Partners            91,079     138,000
                                             --------    --------
                  Total long-term debt       $181,079    $138,000
                                             ========    ========


In connection with the purchase of WSMV in January 1995, the Company entered into a term loan agreement for $100 million with a group of banks. As of June 30, 1995, $90 million was outstanding under this agreement. Interest is payable based on short-term Eurodollar and/or prime rates of interest, at the option of the Company. At June 30, 1995, the weighted-average rate of interest was 7.76 percent. This loan agreement contains certain covenants including cash flow coverage requirements. The Company was in compliance with these covenants at June 30, 1995. The term loan requires repayments through December 31, 1998, the final payment date. The aggregate annual maturities of the term loan in future fiscal years are: $15 million in 1996, $15 million in 1997, $35 million in 1998 and $25 million in 1999.

Long-term debt was incurred by Strategic Partners in connection with the purchase of North Central in September 1992. As of June 30, 1995, $91 million was owed under a loan agreement Strategic Partners has with ten banks. On June 30, 1994, this loan converted to a term loan with a final maturity date of March 31, 2001. On December 29, 1994, Strategic Partners entered into an amendment of the loan agreement with the banks changing the maturity date, repayment provisions, required financial tests and capital expenditure limits. The maturity date was accelerated to the earlier of March 31, 1996, or the date of the sale of Strategic Partners' cable television systems. The requirement for regularly-scheduled quarterly payments was discontinued. Amended repayment provisions required that upon the earlier of June 30, 1995, or the sale of the cable television system in North Dakota, Strategic Partners pay the banks approximately $44 million. On March 10, 1995, Strategic Partners paid the banks $44.3 million from the proceeds received from the sale of its North Dakota systems on March 9, 1995. Strategic Partners met the required financial tests and capital expenditure limits at June 30, 1995.

Strategic Partners currently is exploring the sale of North Central and has entered into an agreement with a cable television broker for the purpose of identifying and seeking purchasers. Borrowings under the loan agreement at June 30, 1995, have been classified as long-term as the banks have indicated they would support a request to extend the current maturity date of March 31, 1996. Management of Strategic Partners intends and believes it will be able to execute an amendment to the loan agreement extending the maturity date of the loan if necessary, as in December 1994.

Borrowings under the loan agreement are secured by the assets of Strategic Partners totaling $226 million at June 30, 1995. Interest is payable at prime, Eurodollar or certificate of deposit rates. At June 30, 1995, borrowings bore interest under interest rate swap agreements expiring on September 1, 1995:
$80 million at 7.05 percent and $10 million at 7.18 percent (before an applicable margin of 1.25 percent). The purpose of the swap agreements is to reduce interest rate risk on the debt outstanding; and thus were entered into for purposes other than trading. The swap agreements enable Strategic Partners to receive payment based on the six-month LIBOR interest rate, reset semi-annually, and make payments at the fixed interest rate of 7.06 percent (before the 1.25 percent margin). A payment of $288,000 on September 1, 1995, remains related to the swap agreements. The value of that payment, as of June 30, 1995, approximates the market value. Therefore, Strategic Partners' management believes there is no market or significant credit risk associated with the swap agreements. The weighted-average rate of interest on the total debt outstanding at June 30, 1995, was 8.31 percent (including the 1.25 percent margin). This rate is being accrued and charged to interest expense over the term of the swap agreement.

The loan agreement has provisions which restrict additional debt and investments and prohibit payment of dividends or distributions except for specified payments under certain conditions not causing a default under the loan agreement. Restricted net assets of Strategic Partners included in the Company's Consolidated Balance Sheet at June 30, 1995, totaled $88 million including $5 million in cash.

At June 30, 1995, Meredith Corporation had unused committed lines of credit totaling $23 million through June 30, 1998. Commitment fees paid were not material.

11. Income Taxes

On July 1, 1993, the Company adopted SFAS No. 109, "Accounting For Income Taxes." (The Company previously complied with the provisions of SFAS No. 96.) The effect of the adoption of SFAS No. 109 was not material to the financial statements. Financial statements for the periods prior to fiscal 1994, the year of adoption, have not been restated.

Per SFAS No. 109, deferred tax assets and liabilities are recognized for the temporary differences between financial reporting and tax bases of assets and liabilities using current tax laws and rates. Recognition of valuation allowances is required, if necessary, to reduce deferred tax assets to amounts that are likely to be realized based on management's judgment.

Income tax expense for the year ended June 30, 1995, was allocated as follows:

             Year ended June 30                           1995
             -------------------                        --------
                                                     (in thousands)
             Earnings before income taxes and
               cumulative effect of change in
               accounting principle                     $37,218
             Cumulative effect of change in
               accounting principle                     (30,773)
                                                        -------

                 Total                                  $ 6,445
                                                        =======

Income tax expense attributable to earnings before income taxes and cumulative effect of change in accounting principle consists of:

Years ended June 30                             1995        1994        1993
--------------------                          -------     -------     -------
Continuing operations:
 Currently payable:                                              (in thousands)
  Federal................................     $34,909     $20,368     $ 8,577
  State..................................       8,255       3,431       2,205
                                              -------     -------     -------
                                               43,164      23,799      10,782
                                              -------     -------     -------
 Deferred:
  Federal................................     $(4,757)    $ 2,650     $ 3,978
  State..................................      (1,189)        630         958
                                              -------     -------     -------
                                               (5,946)      3,280       4,936
                                              -------     -------     -------
    Total...............................      $37,218     $27,079     $15,718
                                              =======     =======     =======


The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities are as follows:

    June 30                                         1995        1994
    --------                                      -------     -------
    Deferred tax assets:                                (in thousands)
      Allowances for doubtful accounts
        and return reserves                       $14,530     $10,944
      Compensation and benefits                    13,463      13,444
      Expenses deductible for taxes in
        different years than accrued               10,911      12,374
      All other assets                              2,463         699
                                                  -------     -------
    Total deferred tax assets                     $41,367     $37,461
                                                  -------     -------
    Deferred tax liabilities:
      Subscription acquisition costs              $29,133     $61,977
      Accumulated depreciation and amortization    13,569      12,730
      Gains on sale of assets                       9,318       8,484
      Expenses deductible for taxes in
        different years than accrued                7,530       8,025
      All other liabilities                           669       1,816
                                                  -------     -------
    Total deferred tax liabilities                $60,219     $93,032
                                                  -------     -------
    Net deferred tax liability                    $18,852     $55,571
                                                  =======     =======

No valuation allowance has been recorded for deferred tax assets as management believes it is more likely than not those assets will be realized.

The differences between the effective tax rates and the basic U.S. federal income tax rate are as follows:

Years ended June 30                              1995       1994       1993
--------------------                            ------     ------     ------
Expected income tax (basic rate) ............    35.0%      35.0%      34.0%
Impact of basic rate increase................      --        2.5         --
State income taxes,
 less federal income tax benefits............     6.0        4.9        6.1
Goodwill amortization........................     2.3        3.2        5.2
Non-deductible equity loss - cable operations     2.6        3.5        2.9
Sale of television properties................      --       (1.8)        --
Other........................................     2.4        2.6       (2.4)
                                                 -----      -----      -----
  Effective income tax rate .................    48.3%      49.9%      45.8%
                                                 =====      =====      =====

In connection with the fiscal 1994 sale of two television stations, the Federal Communications Commission granted the Company a tax certificate allowing the Company to defer income taxes resulting from the gain recognized on that sale over a future number of years. This deferral is accomplished through a reduction in the tax bases of certain assets acquired in the purchase of WSMV in Nashville in January 1995.



12. Pension and Postretirement Benefit Plans

Pension Plans
-------------
The Company has noncontributory pension plans covering substantially all employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only benefits attributed to service to date but also for those expected to be earned in the future. Assets held in the plans are a mix of equity and debt securities. Benefits for non-bargained plans are determined based on length of service and compensation rates at retirement.
For bargained plans, benefits are determined based on negotiated accruals.

Net periodic pension cost includes the following components:

Years ended June 30                              1995       1994       1993
--------------------                            ------     ------     ------
                                                              (in thousands)
Service cost - benefits earned during
 the period..................................   $3,035     $3,033     $2,988
Interest cost on projected benefit obligation.   4,196      3,854      3,973
Actual return on assets.......................  (3,730)    (3,749)    (5,883)
Net amortization and deferral.................   1,203      1,546      4,073
                                                ------     ------     ------
  Net periodic pension cost...................  $4,704     $4,684     $5,151
                                                ======     ======     ======

The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheets. Overfunded plans are those in which the fair value of plan assets exceeds the accumulated benefit obligation.

                                           1995                 1994
                                   ------------------    ------------------
                                    Over-      Under-     Over-     Under-
                                    funded     funded     funded    funded
June 30                             Plans      Plans      Plans     Plans
--------                           ---------  -------    --------  --------
                                                              (in thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation........$(40,194)  $(6,056)   $(1,801) $(43,119)
                                    =======   =======    ========  ========
  Accumulated benefit obligation...$(41,742)  $(6,509)   $(1,892) $(45,029)
                                    =======   =======    ========  ========
  Projected benefit obligation.....$(46,641)  $(9,756)   $(1,892) $(53,720)
Plan assets at fair value..........  42,316       102      2,205    39,044
                                    -------   -------    --------  --------
Projected benefit obligation (in
 excess of) less than plan assets..  (4,325)   (9,654)       313   (14,676)
Unrecognized net (gain) loss.......    (550)      502        (87)    2,387
Unrecognized net obligation........     854     2,171       (255)    3,656
Unrecognized prior service cost....   1,338     1,568         (2)    3,288
Adjustment required to recognize
 minimum liability.................      --    (1,506)        --    (1,533)
                                    -------   -------    --------  --------
Pension liability recognized in
 the balance sheet................  $(2,683)  $(6,919)   $   (31) $ (6,878)
                                    =======   =======    ========  ========

The weighted-average assumed discount rates used in determining the projected benefit obligation at June 30, 1995, were 8 percent before retirement and 6.25 percent after retirement. (At June 30, 1994, assumed discount rates were 7.5 percent before retirement and 6.25 percent after retirement.) The rate of increase used for future compensation levels at June 30, 1995 and 1994, was 6 percent. The weighted-average expected long-term rates of return on assets were 8.5 percent for both fiscal 1995 and 1994.

Postretirement Benefit Plans
----------------------------
The Company sponsors a defined health care plan and a defined life insurance plan which provide benefits to eligible retirees. The health plan is contributory with retiree contributions adjusted annually. A portion of the Company's contribution is a fixed dollar amount based on age and years of service at retirement. The health insurance plan contains the cost-sharing features of coinsurance and/or deductibles. The life plan is paid for by the Company. Benefits under both plans are based on eligible status for retirement and length of service. Substantially all of the Company's employees may become eligible for these benefits upon reaching age 55 and having worked for the Company at least 10 years.
                                      F-40

Cash payments related to retiree health and life benefits were $970,000 in fiscal 1995 ($899,000 and $1,185,000 in 1994 and 1993, respectively). The
Company funds its postretirement benefits through a 401(h) account. All assets are held in equity securities.

A summary of the components of net periodic postretirement benefit costs follows:

Years ended June 30                              1995       1994       1993
--------------------                            ------     ------     ------
                                                              (in thousands)
Service cost - benefits earned during
 the period...................................  $  340     $  610     $  538
Interest cost on projected benefit obligation.     885      1,182      1,199
Actual return on assets.......................     (76)        (3)        (5)
Net amortization and deferral.................    (152)        50         42
                                                ------     ------     ------
  Net periodic postretirement benefit cost....  $  997    $ 1,839     $1,774
                                                ======     ======     ======

The following table sets forth the obligations recognized in the Company's Consolidated Balance Sheets regarding postretirement benefits and the plan's funded status:

    June 30                                          1995       1994
    --------                                       --------   --------
                                                         (in thousands)
    Actuarial present value of benefit obligations:
      Retirees.................................... $ (7,457)  $ (8,737)
      Active employees............................   (3,989)    (7,921)
                                                   --------   --------
        Total.....................................  (11,446)   (16,658)
    Plan assets at fair value.....................      499        283
                                                   --------   --------
    Accumulated benefit obligation in excess of
     plan assets..................................  (10,947)   (16,375)
    Unrecognized prior service cost...............   (3,242)*      -
    Unrecognized net loss ........................       26      2,159
                                                   --------   --------
    Postretirement benefit liability recognized
     in the balance sheet......................... $(14,163)  $(14,216)
                                                   ========   ========

*On January 1, 1994, the Company implemented a managed care health plan in Iowa resulting in a decrease in the actuarial present value of benefit obligations.

The weighted-average assumed discount rate used in determining the actuarial present value of postretirement benefits was 8 percent at June 30, 1995, and
7.5 percent in 1994. The weighted-average annual assumed rate of increase in the health care cost trend rate for employees under age 65 was 14 and 15 percent for fiscal years 1995 and 1994, respectively. It is expected to decrease by 1 percent annually to 6.5 percent in 2002 and remain at that level. For employees 65 and older, the assumed rate of increase was 11 and 12 percent for fiscal years 1995 and 1994, respectively. It is expected to decrease by 1 percent annually to 6.5 percent in 1999 and remain at that level. By increasing the trend rate by one percentage point each year, the accumulated postretirement benefit obligation for retiree health benefits would increase as of June 30, 1995 and 1994, by $548,000 and $1,069,000, respectively. The net periodic postretirement health care benefit cost would increase by $78,000 and $163,000 in fiscal 1995 and 1994, respectively. The weighted-average rate of compensation increase used to determine the accumulated benefit obligation for life insurance benefits was 6 percent at June 30, 1995 and 1994. The weighted-average expected long-term rate of return on plan assets was 8.5 percent for both fiscal 1995 and 1994.


13. Common Stock, Stock Awards and Stock Options

Under the Company's Savings and Investment Plan [401(k)], 91,289 common shares were issued during the year at market prices totaling $2,178,000 (73,798 shares totaling $1,436,000 in 1994 and 101,334 shares totaling $1,343,000 in 1993). A total of 8,520,000 shares has been reserved for this plan, of which 7,962,577 were issued at June 30, 1995.

The Company has two plans under which eligible key employees may receive restricted stock awards and a restricted stock plan for non-employee directors. These plans have various restriction periods tied to employment, service and/or future specified financial goals. The market value of shares awarded under the plans is recorded and amortized over the restriction periods. Common shares awarded and annual expense under these plans are as follows:

Years ended June 30                          1995        1994        1993
-------------------                          ----        ----        ----
                                                         ($ in thousands)
Number of restricted shares awarded...    100,472      67,586     133,634
Annual expense........................     $1,577      $1,228        $969

Non-qualified stock options for shares of the Company's common stock also are granted to eligible key employees under the 1992 Meredith Corporation Stock Incentive Plan (the "Plan"). The Plan provides for granting of options at an option price per share equal to the market price per share of the Company's common stock on the date of the grant. Most options are subject to exercise vesting restrictions that lapse for one-third of each award granted on each of the following three annual anniversary dates. For fiscal 1995, 320,000 of the options awarded to eligible key employees under the plan are subject to exercise vesting restrictions tied to attainment of future specified Company financial goals. Exercise rights for awarded options expire on the earlier of ten years after issuance or after the end of employment.

The Company also has a non-qualified stock option plan for non-employee directors, adopted in fiscal 1994. Each director is granted options for 2,000 shares of common stock annually. These options vest 40, 30 and 30 percent in each successive year. No options can be issued under this plan after July 31, 2003, and exercise rights expire on the earlier of ten years after issuance or after the end of each director's service.

As of June 30, 1995:
                                            Options
           Options(a)   Options Vested    Exercised(b)    Options
  Award    Awarded and  Fiscal   Fiscal  Fiscal  Fiscal  Able to be   Exercise
   Date    Outstanding   1995     1994    1995    1994   Exercised     Price
--------   -----------  ---------------  --------------  ----------  ---------
 8-12-92      393,700   131,800 132,800  (3,400)(5,000)    256,200     $13.22
 8-12-92      150,000    50,000  50,000       -      -     100,000     $16.53
 8-10-93      276,200    94,200       -  (2,000)     -      92,200     $17.06
11- 9-93       16,000     7,600       -       -      -       7,600     $20.44
 8-10-94      754,692         -       -       -      -           -     $23.13
11-14-94        8,400         -       -       -      -           -     $23.44
11-15-94       18,000         -       -       -      -           -     $23.81
 1-30-95        4,000         -       -       -      -           -     $23.34
            ---------   ------- -------   ------ ------    -------
            1,620,992   283,600 182,800  (5,400)(5,000)    456,000
            =========   ======= =======   ====== ======    =======
(a)  Net of 21,100 options forfeited.
(b) 5,400 shares were exercised in fiscal 1995 at market prices ranging from $23.69 to $25.97. 5,000 shares were exercised in fiscal 1994 at market prices ranging from $17.06 to $20.88.

The maximum number of shares reserved for use in all Company restricted stock and stock incentive plans totals approximately 3,550,000. The total number of restricted stock shares and stock options awarded under these plans at June 30, 1995, was 2,574,056.

The Company has two classes of common stock outstanding, common and class B. Holders of each class of common stock receive equal dividends per share. Class B stock, which has ten votes per share, is not transferable as class B stock except to family members of the holder or certain other related entities. At any time, class B stock is convertible share for share, into common stock with one vote per share. Class B stock transferred to persons or entities not entitled to receive it as class B stock will automatically be converted and issued as common stock to the transferee.

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock in the open market. During fiscal 1995, the Company repurchased 168,000 shares of common stock at a cost of $3,759,000 (2,385,000 shares repurchased in fiscal 1994 for $46,862,000 and
2,100,000 shares repurchased in fiscal 1993 for $29,001,000).

14. Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $7,885,000 in 1995; $7,727,000 in 1994; and $7,824,000 in 1993. Minimum rental commitments at June 30, 1995, under all noncancellable operating leases are payable as follows:
                                Land and        Machinery
Years ended June 30             Buildings     and Equipment     Total
--------------------------------------------------------------------------
                                                            (in thousands)
1996..........................   $ 5,386        $   127        $ 5,513
1997..........................     1,943             93          2,036
1998..........................     2,353             62          2,415
1999..........................     3,073             30          3,103
2000..........................     2,263             --          2,263
Later years...................    33,099             --         33,099
                                 -------        -------        -------
  Total.......................   $48,117        $   312        $48,429
                                 =======        =======        =======

The Company entered into a lease agreement in January 1995 for office space in New York City. This agreement is effective from January 1, 1996, through December 31, 2011, and will provide one consolidated New York office location instead of the three current locations. The Company plans to move into this office space during the second and third quarters of fiscal 1996.

In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

Film rental contracts payable are noninterest-bearing, and the amounts due in future fiscal years are $7,290,000 in 1996; $3,834,000 in 1997; $1,043,000 in
1998; and $92,000 in 1999. The Company also is obligated to make payments under contracts for programs not currently available for use, and therefore not included in the consolidated financial statements, in the amount of $40,704,000 at June 30, 1995 ($19,006,000 at June 30, 1994). The portion of these payments due in succeeding years is $9,480,000 in 1996; $10,573,000 in 1997; $8,907,000 in 1998; $7,685,000 in 1999; and $4,059,000 thereafter.

The purchase agreement related to the acquisition of North Central by Strategic Partners provides for contingent payments to the former owners if actual cash flows exceed certain targeted cash flows. There were no contingent payments owed for fiscal 1993 through 1995. None is expected to be paid in the near future (Note 10).

The Company has been advised by Strategic Partners that cable management believes it has complied in all material respects with the provisions of the Cable Television Consumer Protection and Competition Act of 1992 including rate-setting provisions. However, since Strategic Partners' rates for regulated services are subject to review, Strategic Partners may be subject to a customer refund liability. The amounts of refunds, if any, which could be payable by Strategic Partners in the event that rates are successfully challenged by franchising authorities are not currently estimable.

Strategic Partners has programming agreements with three cable commissions to provide local programming. These agreements require annual payments of approximately $1 million (Note 16).

The Company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims are not considered to be material in relation to the Company's financial position.


15. Industry Segment Information

See Financial Information about Industry Segments on page F-4 and F-5 of this Form 10-K for the fiscal year ended June 30, 1995.


16. Cable Franchise Agreements

The cable television operations have nonexclusive franchise agreements which expire from 1997 to 2006 with six cable commissions in the Minneapolis/St. Paul area. These agreements require the payment of fees, generally 5 percent of operating revenues. Additionally, certain franchise agreements require Strategic Partners to provide community television programming. Strategic Partners has entered into programming agreements with three cable television commissions in Minnesota to provide certain local community cable television programming. These agreements require annual payments of approximately $1 million (generally adjusted annually by consumer price index-based escalator clauses) and are effective for the term of the franchise agreements and any renewals thereof. Cable management believes that its operations are materially in compliance with the terms of the franchise agreements in each of the municipalities in which it offers cable television services.

17. Selected Quarterly Financial Data (unaudited)


                            First    Second     Third    Fourth
Year ended June 30, 1995   Quarter   Quarter   Quarter   Quarter    Total
------------------------   --------  --------  --------  --------  --------
                                            (in thousands, except per share)
Revenues.................  $200,147  $214,884  $230,449  $239,070  $884,550
                           ========  ========  ========  ========  ========
Income from operations...  $ 13,587  $ 18,944  $ 21,160  $ 22,017  $ 75,708
                           ========  ========  ========  ========  ========
Earnings before cumulative
 effect of change in
 accounting principle....  $ 10,672  $  8,919  $ 10,179  $ 10,075  $ 39,845
Cumulative effect of change
 in accounting principle.   (46,160)       --        --        --   (46,160)
                           --------  --------  --------  --------  --------
Net (loss) earnings......  $(35,488) $  8,919  $ 10,179  $ 10,075  $ (6,315)
                           ========  ========  ========  ========  ========

Net (loss) earnings per share:
Earnings before cumulative
 effect of change in
 accounting principle....   $  .39    $  .32    $  .37    $  .36    $ 1.44
Cumulative effect of change
 in accounting principle.    (1.67)       --        --        --     (1.67)
                           --------  --------  --------  --------  --------
Net(loss)earnings per share $(1.28)   $  .32     $ .37    $  .36    $( .23)
                           ========  ========  ========  ========  ========

Fiscal 1995
-----------
First quarter net results include a non-cash, post-tax charge for the cumulative effect of a change in accounting principle related to subscription acquisition costs (Note 2). Effects on income from operations and earnings and per-share earnings before cumulative effect of change in accounting principle by quarter are as follows:

                            First    Second     Third    Fourth
                           Quarter   Quarter   Quarter   Quarter    Total
                           --------  --------  --------  --------  --------
                                            (in thousands, except per share)

Income from operations      $   --   $(2,743)  $(2,186)  $  (188)  $(5,117)
                            ======   =======   =======   =======   =======

Earnings before cumulative
 effect of change in
 accounting principle       $   --   $(1,586)  $(1,372)  $  (113)  $(3,071)
                            ======   =======   =======   =======   =======
Earnings per share before
 cumulative effect of change
 in accounting principle    $   --   $  (.06)  $  (.05)  $    --   $  (.11)
                            ======   =======   =======   =======   =======

First quarter net results also include $4,747,000 in post-tax interest income from the Internal Revenue Service, primarily related to the favorable resolution of the Ladies' Home Journal magazine tax case (Note 3).

Third quarter net earnings include a post-tax gain of $1,101,000 from the disposition of a cable television system (Note 9).

Third and fourth quarter financial data reflect the acquisition of WSMV (Note
8).

                            First    Second     Third    Fourth
Year ended June 30, 1994   Quarter   Quarter   Quarter   Quarter    Total
------------------------   --------  --------  --------  --------  --------
                                            (in thousands, except per share)
Revenues.................  $182,291  $204,630  $205,763  $206,842  $799,526
                           ========  ========  ========  ========  ========
Income from operations...  $ 11,885  $  9,475  $ 16,758  $ 11,519  $ 49,637
                           ========  ========  ========  ========  ========
Net earnings.............  $  3,444  $ 11,504  $  7,216  $  4,990  $ 27,154
                           ========  ========  ========  ========  ========

Net earnings per share...     $ .12     $ .40     $ .26     $ .18     $ .96
                           ========  ========  ========  ========  ========

Fiscal 1994
-----------
First quarter net earnings reflect a charge of $1,356,000 related to the impact of the federal income tax rate increase on deferred taxes and the prior-year tax provision (Note 11).

Second quarter net earnings were reduced by a $2,592,000 post-tax charge for a non-recurring item (Note 4). A post-tax gain of $8,197,000 on the sale of two television broadcasting properties is also reflected in second quarter net earnings (Note 9).

Fourth quarter net earnings were reduced by a $1,395,000 post-tax charge for non-recurring items (Note 4).

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules, as listed in Part IV,
Item 14(a)2 herein. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for subscription acquisition costs in fiscal 1995 to adopt the provisions of Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits."


KPMG Peat Marwick LLP
Des Moines, Iowa
August 2, 1995

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





Larry D. Hartsook
Vice President - Finance

                                                                    Schedule I
                             MEREDITH CORPORATION
                 Condensed Financial Information of Registrant

                                Balance Sheets





Assets                                    June 30        1995         1994
----------------------------------------------------------------------------
                                                              (in thousands)
Current assets:
 Cash and cash equivalents                             $ 10,413     $ 30,758
 Marketable securities                                       --       12,178
 Net receivables                                         95,467       73,525
 Inventories                                             45,698       33,908
 Supplies and prepayments                                28,113       25,229
 Subscription acquisition costs                          62,440      102,040
                                                       --------     --------
Total current assets                                    242,131      277,638
                                                       --------     --------
Property, plant and equipment (at cost)                 162,916      140,776
 Less accumulated depreciation                         (100,929)     (91,813)
                                                       --------     --------
Net property, plant and equipment                        61,987       48,963
                                                       --------     --------
Investment in unconsolidated subsidiaries
 (other than cable)                                      28,423       35,970
Investment in cable subsidiary                           88,097       90,579
Deferred subscription acquisition costs                  32,482       65,276
Other assets                                             25,486       26,114
Goodwill and other intangibles
 (at original cost less accumulated amortization)       245,453      110,641
                                                       --------     --------

Total assets                                           $724,059     $655,181
                                                       ========     ========



See disclosures regarding material contingencies and long-term obligations in Notes 10 and 14 to the Consolidated Financial Statements.

                            Balance Sheets continued


Liabilities and Stockholders' Equity       June 30       1995         1994
----------------------------------------------------------------------------
                                                              (in thousands)
Current liabilities:
 Current portion of long-term indebtedness             $ 15,000     $     --
 Accounts payable                                        53,684       38,867
 Accrued taxes and expenses                              56,404       49,015
 Unearned subscription revenues                         139,709      140,230
 Deferred income taxes                                      140       16,455
                                                       --------     --------
Total current liabilities                               264,937      244,567
                                                       --------     --------
Long-term indebtedness                                   75,000           --
Unearned subscription revenues                           90,080       88,762
Deferred income taxes                                    17,946       36,191
Other deferred items                                     35,046       27,900
                                                       --------     --------
Total liabilities                                       483,009      397,420
                                                       --------     --------
Stockholders' equity:
 Series preferred stock, par value $1 per share              --           --
  Authorized 5,000,000 shares; none issued
 Common stock, par value $1 per share                    20,580       10,119
  Authorized 80,000,000 shares; issued and outstand-
   ing 20,579,565 shares in 1995 and 10,119,165 shares
   in 1994 (net of treasury shares, 11,601,465 in 1995
   and 5,763,328 in 1994)
 Class B stock, par value $1 per share, convertible       6,905        3,602
   to common stock; authorized 15,000,000; issued
   and outstanding 6,905,062 shares in 1995 and
   3,601,932 shares in 1994
 Additional paid-in capital                                 873           --
 Retained earnings                                      216,485      246,917
 Unearned compensation                                   (3,793)      (2,877)
                                                       --------     --------
Total stockholders' equity                              241,050      257,761
                                                       --------     --------
Commitments and contingent liabilities                       --           --

Total liabilities and stockholders' equity             $724,059     $655,181
                                                       ========     ========

See disclosures regarding material contingencies and long-term obligations in Notes 10 and 14 to the Consolidated Financial Statements.

                                                           Schedule I continued
                             MEREDITH CORPORATION
                 Condensed Financial Information of Registrant
                            Statements of Earnings


Years ended June 30                               1995      1994      1993
----------------------------------------------------------------------------
                                            (in thousands, except per share)
Revenues (less returns and allowances):
  Advertising                                   $381,288  $320,772  $322,982
  Circulation                                    247,301   232,506   217,645
  Consumer books                                  84,889    86,040    81,390
  All other                                       73,175    61,618    55,047
                                                --------  --------  --------
Total revenues                                   786,653   700,936   677,064
                                                --------  --------  --------
Operating costs and expenses:
  Production, distribution and editorial         329,252   297,543   294,194
  Selling, general and administrative            368,453   338,585   328,661
  Depreciation and amortization                   15,340    13,208    13,100
  Non-recurring items                                 --     7,384         -
                                                --------  --------  --------
Total operating costs and expenses               713,045   656,720   635,955
                                                --------  --------  --------
Income from operations                            73,608    44,216    41,109

  Gain on sale of broadcast stations                   -    11,997         -
  (Loss) from unconsolidated subsidiaries         (1,805)   (4,574)   (7,676)
  Interest income - IRS settlement                 8,554        --        --
  Interest income                                  2,327     1,780     1,846
  Interest expense                                (3,974)     (267)     (618)
                                                --------  --------  --------
  Earnings before income taxes and cumulative
    effect of change in accounting principle      78,710    53,152    34,661
  Income taxes                                    38,865    25,998    16,035
                                                --------  --------  --------
Earnings before cumulative effect of
  change in accounting principle                  39,845    27,154    18,626

Cumulative effect of change in
  accounting principle                           (46,160)        -         -
                                                --------  --------  --------

Net (loss) earnings                             $ (6,315) $ 27,154  $ 18,626
                                                ========  ========  ========

Net (loss) earnings per share of common stock:

  Earnings before cumulative effect of
   change in accounting principle            $1.44       $ .96       $ .61

  Cumulative effect of change in
   accounting principle                      (1.67)          -           -
                                             -----       -----       -----

  Net (loss) earnings per share              $(.23)      $ .96       $ .61
                                             =====       =====       =====



Average shares outstanding                  27,754      28,365      30,532
                                            ======      ======      ======



See Note 2 to the Consolidated Financial Statements for the pro forma effects of the change in accounting principle on selected statements of earnings items.

                                                           Schedule I continued
                             MEREDITH CORPORATION
                 Condensed Financial Information of Registrant

                           Statements of Cash Flows

Years ended June 30                               1995      1994      1993
----------------------------------------------------------------------------
                                                              (in thousands)
Cash flows from operating activities:
  Earnings before cumulative effect of
   change in accounting principle               $ 39,845  $ 27,154  $ 18,626
    Less cumulative effect of change in
     accounting principle                        (46,160)        -         -
                                                --------  --------  --------
  Net (loss) earnings                             (6,315)   27,154    18,626

Adjustments to reconcile net (loss) earnings to net
  cash provided by operating activities:
   Depreciation and amortization                  15,340    13,208    13,100
   Amortization of film contract rights           18,133    22,274    26,908
   Non-recurring items, net of taxes                   -     3,987         -
   Gain on sale of broadcast stations,
    net of taxes                                       -    (8,197)        -
   (Increase) decrease in receivables            (21,942)   (5,173)    1,726
   (Increase) in inventories                     (11,790)   (2,663)   (7,791)
   (Increase) decrease in supplies and prepayments(5,726)     (384)    1,783
   Decrease in subscription acquisition costs     72,394       508     4,231
   Increase (decrease) in accounts payable
    and accruals                                  24,801    (8,596)    4,512
   Increase (decrease) in unearned sub revenues      797      (568)   (3,104)
   (Decrease) increase in deferred income taxes  (34,997)    3,069     4,499
   Increase (decrease) in other deferred items     6,295      (433)  (10,749)
                                                --------  --------  --------
Net cash provided by operating activities         56,990    44,186    53,741
                                                --------  --------  --------
Cash flows from investing activities:
  Redemption of marketable securities             16,189     9,244    20,448
  Proceeds from dispositions                           -    33,000         -
  Payment for purchase of business              (159,000)        -         -
  Investment in unconsolidated subsidiaries        1,511     1,518     3,508
  Investment in cable subsidiary                   4,046     5,096   (32,740)
  Additions to property, plant and equipment     (13,275)   (9,222)   (8,055)
  Decrease (increase) in other assets              7,675       405   (11,476)
                                                --------  --------  --------
Net cash (used) provided by investing activities(142,854)   40,041   (28,315)
                                                --------  --------  --------

                     Statements of Cash Flows continued

Cash flows from financing activities:
  Long-term indebtedness incurred                100,000         -         -
  Long-term indebtedness retired                 (10,000)        -         -
  Payments for film rental contracts             (14,085)  (14,633)  (15,742)
  Proceeds from common stock issued                3,751     3,048     3,093
  Purchase of Company shares                      (3,759)  (46,862)  (29,001)
  Dividends paid                                 (10,388)   (9,677)   (9,783)
                                                --------  --------  --------
Net cash provided (used) by financing
  activities                                      65,519   (68,124)  (51,433)
                                                --------  --------  --------
Net (decrease) increase in cash and cash
  equivalents                                    (20,345)   16,103   (26,007)
Cash and cash equivalents at beginning of year    30,758    14,655    40,662
                                                --------  --------  --------

Cash and cash equivalents at end of year        $ 10,413  $ 30,758  $ 14,655
                                                ========  ========  ========

Supplemental schedule of non-cash investing and financing activities:

The Company received $2 million of preferred stock in Granite Broadcasting Corporation from the sale of two television broadcasting stations in December 1993.

Per Note 10 to the Consolidated Financial Statements, North Central Cable was purchased in fiscal 1993 for approximately $220 million by Strategic Partners, in which the Company has a 70 percent indirect ownership interest. Significant non-cash investing and financing activities reflected in the Consolidated Financial Statements for the fiscal year ended June 30, 1993, included ($ in millions) the acquisition of intangible assets of ($171) and net property, plant and equipment of ($61) by incurring long-term debt of $139, minority interest of $42, contributing a portion of the North Dakota system of $12 and assuming net liabilities of $6.


Notes to Condensed Financial Information of Registrant:

1. Cash Dividends

The registrant received cash dividends from a consolidated subsidiary of $1,000,000 in the fiscal year ended June 30, 1994. (No dividends were paid by this subsidiary in fiscal years 1995 or 1993.) In addition, cash dividends from an investee accounted for by the equity method of $366,000, $960,000 and $348,000 were received in the fiscal years ended June 30, 1995, 1994 and 1993, respectively.
                                      F-55

2. Long-Term Indebtedness

In connection with the purchase of WSMV in January 1995, the Company entered into a term loan agreement for $100 million with a group of banks. As of June 30, 1995, $90 million was outstanding under this agreement. Interest is payable based on short-term Eurodollar and/or prime rates of interest, at the option of the Company. At June 30, 1995, the weighted-average rate of interest was 7.76 percent. This loan agreement contains certain covenants including cash flow coverage requirements. The Company was in compliance with these covenants at June 30, 1995. The term loan requires repayments through December 31, 1998, the final payment date. The aggregate annual maturities of the term loan in future fiscal years are: $15 million in 1996, $15 million in 1997, $35 million in 1998 and $25 million in 1999.





                                                                   Schedule II
                      MEREDITH CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                     Years ended June 30, 1995, 1994 and 1993
                                  (in thousands)

                                           Year ended June 30, 1995
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $10,466     $ 9,804    $  0    $10,071*   $10,199
  accounts
Reserve for returns            7,003      26,417       0     26,309**    7,111
                             -------     -------    ----    -------    -------
                             $17,469     $36,221    $  0    $36,380    $17,310
                             =======     =======    ====    =======    =======

                                           Year ended June 30, 1994
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------- ---------- ---------- -------- ---------- ---------

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
                             =======     =======    ====    =======    =======



                                           Year ended June 30, 1993
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------- ---------- ---------- -------- ---------- ---------

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

                                Index to Exhibits








        Exhibit
        Number                             Item
        -------       ----------------------------------------------

          3.1          Restated Articles of Incorporation

          3.2          Restated Bylaws

         10.20         Second Amendment to Employment Contract

         11            Statement re Computation of Per Share Earnings

         21            Subsidiaries of the Registrant

         23            Consent of Independent Auditors

         27            Financial Data Schedule