Form 10-Q
period 1995-09-30
MEREDITH CORP
filed 1995-11-13
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995

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

                               Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at October 31, 1995
Common Stock, $1 par value                            20,850,436
Class B Stock, $1 par value                            6,701,829

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                    Meredith Corporation and Subsidiaries
                         Consolidated Balance Sheets

                                               (Unaudited)
                                               September 30     June 30
Assets                                             1995          1995 *
------------------------------------------------------------------------
                                                     (in thousands)
Current assets:
Cash and cash equivalents                        $  9,469      $ 11,825
Receivables, net                                  100,754        98,191
Inventories                                        43,478        46,781
Supplies and prepayments                           17,867        23,774
Subscription acquisition costs                     48,967        65,604
Film rental costs                                  17,404         4,423
                                                 ---------     ---------
Total current assets                              237,939       250,598
                                                 ---------     ---------
Property, plant and equipment (at cost)           169,727       163,947
 Less accumulated depreciation                   (103,060)     (101,506)
                                                 ---------     ---------
Net property, plant and equipment                  66,667        62,441
                                                 ---------     ---------
Net assets of discontinued operations              87,380        88,097
Deferred subscription acquisition costs            46,687        34,957
Deferred film rental costs                         12,191         3,777
Other assets                                       22,320        21,290
Goodwill and other intangibles
(at original cost less accumulated amortization)  280,024       282,636
                                                 ---------     ---------
Total assets                                     $753,208      $743,796
                                                 =========     =========

*Restated to reflect the cable segment as discontinued operations.



See accompanying Notes to Interim Consolidated Financial Statements.

                    Meredith Corporation and Subsidiaries
                    Consolidated Balance Sheets, continued

                                               (Unaudited)
                                               September 30     June 30
Liabilities and Stockholders' Equity               1995          1995 *
------------------------------------------------------------------------
Current liabilities:
Current portion of long-term indebtedness        $ 15,000      $ 15,000
Current portion of long-term film rental contracts 17,014         7,290
Accounts payable                                   34,370        48,601
Accrued taxes and expenses                         62,994        57,216
Unearned subscription revenues                    148,122       150,927
                                                 ---------     ---------
Total current liabilities                         277,500       279,034
                                                 ---------     ---------
Long-term indebtedness                             65,000        75,000
Long-term film rental contracts                    15,618         4,969
Unearned subscription revenues                     96,314        96,381
Deferred income taxes                              20,458        18,492
Other deferred items                               29,411        28,870
                                                 ---------     ---------
Total liabilities                                 504,301       502,746
                                                 ---------     ---------
Stockholders' equity:
Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued.          --            --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and outstand-
  ing 20,811,204 at September 30 and 20,579,565 at
  June 30 (net of treasury shares, 11,573,693 at
  September 30 and 11,601,465 at June 30.)         20,811        20,580
Class B stock, par value $1 per share,
  convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 6,729,025 at September 30 and
  6,905,062 at June 30.                             6,729         6,905
Additional paid-in capital                          1,199           873
Retained earnings                                 223,399       216,485
Unearned compensation                              (3,231)       (3,793)
                                                 ---------     ---------
Total stockholders' equity                        248,907       241,050
                                                 ---------     ---------
Total liabilities and stockholders' equity       $753,208      $743,796
                                                 =========     =========
 *Restated to reflect the cable segment as discontinued operations.

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

Three Months Ended September 30              1995      1994 *
---------------------------------------------------------------
                              (in thousands, except per share)
Revenues (less returns and allowances):
   Advertising                            $101,660   $ 83,980
   Circulation                              66,701     62,951
   Consumer books                           17,991     24,182
   All other                                21,310     16,220
                                          ---------  ---------
Total revenues                             207,662    187,333
                                          ---------  ---------
Operating costs and expenses:
    Production, distribution and editorial  88,694     78,835
    Selling, general and administrative     95,124     91,385
    Depreciation and amortization            5,626      4,037
                                          ---------  ---------
Total operating costs and expenses         189,444    174,257
                                          ---------  ---------
Income from operations                      18,218     13,076

    Interest income - IRS settlement            --      8,554
    Interest income                            662        523
    Interest expense                        (1,759)       (43)
                                          ---------  ---------
Earnings from continuing operations
before income taxes                         17,121     22,110

    Income taxes                             7,612      9,829
                                          ---------  ---------
Earnings from continuing operations          9,509     12,281

Discontinued operations:
   Loss from cable operations (net of
   income tax benefit of $27 in 1995
   and expense of $48 in 1994)                (717)    (1,609)
                                          ---------  ---------
Earnings before cumulative effect of
change in accounting principle               8,792     10,672

Cumulative effect of change in
accounting principle                            --    (46,160)
                                          ---------  ---------
Net earnings (loss)                       $  8,792   $(35,488)
                                          =========  =========

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited), continued



Three Months Ended September 30              1995      1994 *
---------------------------------------------------------------
                              (in thousands, except per share)

Net earnings (loss) per share:
Earnings from continuing operations       $   0.34   $   0.44
Discontinued operations                      (0.03)     (0.05)
Cumulative effect of change in
 accounting principle                           --      (1.67)
                                          ---------  ---------
Net earnings (loss) per share             $   0.31   $  (1.28)
                                          =========  =========
Dividends paid per share                  $   0.10   $   0.09
                                          =========  =========
Average number of shares outstanding         28,082     27,657
                                          =========  =========







* Restated to reflect the cable segment as discontinued operations and the cumulative effect of a change in accounting principle as of July 1, 1994.










See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)



For the Three Months Ended September 30               1995       1994 *
-----------------------------------------------------------------------
                                                        (in thousands)
Cash flows from operating activities:
Earnings before cumulative effect of change in
accounting principle                               $  8,792   $ 10,672
 Less cumulative effect of change in accounting
 principle                                              --     (46,160)
                                                   ---------  ---------
Net earnings (loss)                                   8,792    (35,488)
                                                   ---------  ---------
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
Loss from discontinued operations                       717      1,609
Depreciation and amortization                         5,626      4,037
Amortization of film contract rights                  3,453      6,582
(Increase) in receivables                            (2,563)   (35,225)
Decrease in inventories                               3,303      1,267
Decrease (increase) in supplies and prepayments       5,907     (1,001)
Decrease in subscription acquisition costs            4,907     85,255
(Decrease) increase in accounts payable and accruals (8,427)       261
(Decrease) in unearned subscription revenues         (2,872)      (134)
Increase (decrease) in deferred income taxes          1,940    (31,605)
Increase in other deferred items                        540      6,271
                                                   ---------  ---------
Net cash provided by operating activities            21,323      1,829
                                                   ---------  ---------
Cash flows from investing activities:
Redemption of marketable securities                     --       2,039
Additions to property, plant, and equipment          (7,730)    (2,236)
(Increase) decrease in other assets                  (1,432)     6,947
                                                   ---------  ---------
Net cash (used) provided by investing activities     (9,162)     6,750
                                                   ---------  ---------

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited), continued



For the Three Months Ended September 30               1995       1994 *
-----------------------------------------------------------------------
                                                        (in thousands)

Cash flows from financing activities:
Long-term indebtedness retired                      (10,000)       --
Payments for film rental contracts                   (3,581)    (4,162)
Proceeds from common stock issued                     1,818        926
Purchase of company shares                              --      (3,759)
Dividends paid                                       (2,754)    (2,463)
                                                   ---------  ---------
Net cash (used) by financing activities             (14,517)    (9,458)
                                                   ---------  ---------
Net (decrease) in cash and cash equivalents          (2,356)      (879)
Cash and cash equivalents at beginning of year       11,825     31,528
                                                   ---------  ---------
Cash and cash equivalents at end of period         $  9,469   $ 30,649
                                                   =========  =========





*Restated to reflect the cable segment as discontinued operations and cumulative effect of a change in accounting principle as of July 1, 1994.












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

Fiscal 1994 financial statements reflect the adoption of Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits" as of July 1, 1994. Practice Bulletin 13 interpreted Statement of Position 93-7, "Reporting on Advertising Costs." Practice Bulletin 13 requires the Company to expense most direct-response subscription acquisition costs as incurred versus the Company's prior accounting method of deferring most of those costs over the lives of the related subscription revenues.

2. Discontinued Operations

The Company formalized plans to sell its remaining cable television systems and therefore classified its cable segment as discontinued operations effective September 30, 1995. Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners"), of which the Company owns approximately 70 percent, is currently negotiating the sale of these cable television systems located in Minneapolis. (Strategic Partners sold its Bismarck/Mandan, North Dakota system in March 1995.) The Company believes Strategic Partners will complete the sale of its cable operations within the next 12 months and will recognize a gain on the sale. The amount of the gain is not yet determinable.

Prior year financial statements have been restated to reflect the cable segment as discontinued operations. Revenues for the cable segment totaled $12.2 million for the first quarter of fiscal 1996 versus prior-year revenues for the period of $12.8 million. Interest expense is reflected in the loss from discontinued cable operations based on debt that is specifically attributed to the cable segment and is non-recourse to Meredith Corporation. Net interest expense attributed to the cable segment was $1.8 million and $2.7 million for the first quarter of fiscal 1996 and 1995, respectively. Assets and liabilities of the discontinued operations have been reclassified on the consolidated balance sheet from their historic classification to separately identify them as net assets of discontinued operations. These net assets of discontinued operations at September 30, 1995, consist of goodwill and other intangibles $141.4 million, net property, plant and equipment $70.8 million, net of long-term debt ($87.3) million and other net liabilities ($37.5) million.
                                  - 8 -

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 59 and 55 percent respectively, are under the LIFO method at September 30, 1995 and June 30, 1995.

                                           (unaudited)
                                          September 30   June 30
                                              1995         1995
                                            --------     --------
                                               ($ in thousands)

          Raw materials                     $34,778      $32,320
          Work in process                     9,531       13,801
          Finished goods                     13,103       13,059
                                            --------     --------
                                             57,412       59,180
          Reserve for LIFO cost valuation   (13,934)     (12,399)
                                            --------     --------
             Total                          $43,478      $46,781
                                            ========     ========



4. Cable Subsidiary Long-Term Indebtedness

Strategic Partners owed $87.3 million as of September 30, 1995, to a group of ten banks under a loan agreement. Interest was payable under interest rate swap agreements until September 1, 1995. The weighted-average interest rate payable under the swap agreements on the bank debt outstanding at June 30, 1995, was 7.06 percent (before an applicable margin of 1.25 percent).

On September 1, 1995, interest rates on the total outstanding borrowing of $87.3 million converted to short-term rates based on Eurodollar, prime and/or certificate of deposit rates as provided in the loan agreement. As of September 30, 1995, the weighted-average rate of interest on Strategic Partners' debt was 6.90 percent.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



Results of Operations: First Quarter Fiscal 1996 Compared with First Quarter Fiscal 1995

(Note: All per-share amounts are computed on a post-tax basis and reflect a two-for-one stock split in March 1995.)

Meredith Corporation net earnings for the quarter ended September 30, 1995, were $8,792,000, or 31 cents per share. Prior-year first quarter results, including the cumulative effect of a change in accounting principle related to subscription acquisition costs, were a net loss of ($35,488,000), or ($1.28) per share. The cable segment has been classified as discontinued operations as management expects the cable properties to be sold within the next year. Earnings from continuing operations were $9,509,000, or 34 cents per share, in the fiscal 1996 first quarter. This represents a 26 percent increase from prior-year earnings from continuing operations of $7,534,000, or 27 cents per share, excluding the post-tax impact of IRS interest income. Improvements in the Company's broadcasting and magazine operations were the biggest factors in the increase. Including interest income from the IRS, which was primarily related to the favorable resolution of the Ladies' Home Journal tax case, prior-year earnings from continuing operations were $12,281,000, or 44 cents per share.

Revenues from continuing operations for the three months ended September 30, 1995, were $207,662,000, an 11 percent increase from prior-year first quarter revenues of $187,333,000. Increased advertising revenues in the magazine and television broadcasting operations were the most significant factor in the increase. A decline in consumer book revenues occurred reflecting the elimination of most direct-response promotion efforts due to the previously-announced strategic alliance with The Reader's Digest Association, Inc. This alliance gives Reader's Digest the rights for direct-response marketing of Meredith-trademarked products.

Income from operations was $18,218,000 in the first quarter, a 39 percent increase from prior-year first quarter results. The operating margin rose from
7.0 percent of net revenues in the fiscal 1995 first quarter to 8.8 percent in the current quarter. Lower selling, general and administrative expenses, as a percentage of revenues, due to the sharp decline in book direct-response promotion expenses was the primary factor in the margin improvement.

Operating costs and expenses rose 9 percent from $174,257,000 in the fiscal 1995 first quarter to $189,444,000 in the current quarter. The primary factors in the increase were higher magazine paper and postage expenses (a result of both volume and price increases), increased circulation expenses (due to the timing of magazine subscription promotion mailings and the growth of newer titles) and higher amortization expense (from the amortization of intangible assets that resulted from the acquisition of WSMV-TV in January 1995).

Earnings from continuing operations before interest, taxes, depreciation and amortization ("EBITDA") were $23,844,000 in the first quarter, up 39 percent from $17,113,000 in the prior-year period primarily due to improvements in broadcasting and magazine operating results.

Net interest expense (excluding IRS interest income) increased due to debt incurred for the purchase of the Nashville television station.


Segment information for continuing operations:

Three months ended September 30                   1995                 1994
-----------------------------------------------------------------------------
    Revenues
       Publishing                              $166,563            $155,069
       Broadcasting                              35,223              25,983
       Real Estate                                6,206               6,293
       Less: Inter-segment revenues                (330)                (12)
                                               --------            --------
         Total Revenues                        $207,662           $ 187,333
                                               ========           =========

    Operating Profit
       Publishing                              $  9,070           $  10,263
       Broadcasting                              12,761               6,269
       Real Estate                                1,020                 699
       Unallocated corporate expense             (4,633)             (4,155)
                                               --------           ---------
         Total Operating Profit                $ 18,218           $  13,076
                                               ========           =========

Publishing: Revenues in the publishing segment increased 7 percent from the prior-year first quarter primarily due to increased advertising revenues that resulted from an 18 percent increase in advertising pages. The Company's flagship title, Better Homes and Gardens, recorded an advertising page gain of 15 percent from the prior-year quarter. Other titles with ad page gains of 15 percent or more included Country Home, Midwest Living, Golf For Women and Country Home Country Gardens. The addition of home garden magazine and new custom publications also contributed to the ad revenue increase. The Company may begin to see a slowdown in ad revenue growth due to softness in the overall economy. Publishing circulation revenues increased 6 percent from the prior-year quarter primarily due to higher revenues from newer titles. A higher sales volume of custom publications and premiums also contributed to the increase in publishing segment revenues. These increases were partially offset by the aforementioned decline in book direct-response volumes.

First quarter publishing segment operating profits declined 12 percent from the prior-year period due to increased operating losses in the book business and a sharp increase in LIFO inventory expense ($1,535,000 in the current-year quarter versus $698,000 in the prior-year quarter) resulting from rising paper prices. These factors more than offset record operating results from magazine operations largely due to the outstanding performance of Better Homes and Gardens magazine. Higher advertising revenues and lower subscription expenses (due to fewer promotional mailings) were the primary contributors to Better Homes and Gardens' improvement. Country Home magazine reported significant improvement from the prior year due to increased ad revenues. Operating profits from the Company's group of magazine craft titles also improved, primarily due to favorable subscription expenses. Lower new title start-up and testing costs also contributed to the improvement in magazine operating profits. Operating profits at Ladies' Home Journal magazine declined from the prior-year quarter primarily due to increased subscription expenses resulting from a larger volume of promotional mailings.

Increased operating losses in the book business resulted primarily from lower response rates and higher paper and postage costs in the book clubs. Operating profits decreased in the retail book area due to the timing of provisions for product returns. The Company downsized the book operations' staff by approximately 28 percent late in the first quarter. This downsizing is expected to reduce future costs of the book operations. The Company's strategic alliance with the Reader's Digest Association, Inc., is still in the testing phase and had no significant impact on first-quarter results.

Revenues and profits from the Company's garden licensing agreement with Wal-Mart Stores, Inc., showed little change from the prior-year first quarter. The Company has announced plans for another licensing agreement with Wal-Mart involving Better Homes and Gardens Floral & Nature Crafts-labeled merchandise and signs. These products are scheduled to appear in Wal-Mart stores throughout the country early in calendar 1996.

Paper is the major raw material required in the publishing segment. Substan-tial paper price increases in the past year have resulted from increased global demand and limited supplies. Paper prices increased nearly 30 percent in fiscal 1995. A July 1, 1995, increase boosted prices by an additional 9 percent. A 5 percent price increase on October 1 is expected to affect approximately two-thirds of the Company's future paper purchases. (Free sheet paper stock was excluded from the latest paper price increase.) While the Company has contractual agreements to ensure adequate supplies of paper for current publishing requirements, further price increases are expected in fiscal 1996. LIFO inventory expense increased 120 percent in the first quarter reflecting price increases in the last twelve months and anticipated price increases.

Selected magazine rate base reductions have been announced, largely in response to skyrocketing paper prices. Ladies' Home Journal will reduce its rate base from 5 million to 4.5 million with the February 1996 issue. Country America magazine has cut its rate base from 1 million to 900,000 and WOOD magazine's rate base will drop from 650,000 to 600,000. The Company does not plan any across-the-board rate base reductions. In fact, Traditional Home magazine plans to increase its rate base from 750,000 to 775,000 in 1996.

Broadcasting: The addition of newly-acquired WSMV-TV in Nashville and improved results at KPHO-TV in Phoenix resulted in record first quarter operating profits for the broadcasting segment. Advertising revenues increased 33 percent from the prior-year first quarter primarily due to the addition of WSMV-TV, acquired in January 1995. Ad revenues of comparable stations increased 3 percent due to gains at KPHO-TV and WOFL-TV in Orlando. The increase at KPHO-TV primarily reflected its September 1994 CBS affiliation, while WOFL-TV benefited from stronger national ad sales. Advertising revenues declined at the Company's stations in Las Vegas and Saginaw. The Las Vegas station, KVVU-TV, was hurt by a weaker overall ad market and the addition of two new stations in the market. The decline at WNEM-TV in Saginaw was primarily due to a decrease in national ad revenues. Lower political ad revenues in the current quarter affected all stations. The television broadcasting industry experienced strong growth in advertising revenues in calendar 1994 and the first half of 1995. Looking forward, it appears that the rate of growth may slow and some markets may see declines in ad revenues versus the comparable prior-year period.

Operating profits for the broadcasting segment increased 104 percent from first quarter fiscal 1995. Excluding the results of newly-acquired WSMV-TV, comparable operating profits increased by 50 percent primarily due to a significant improvement at KPHO-TV. The Phoenix station benefited from higher ad revenues and the absence of prior-year expenses related to its CBS affiliation. Results also improved at the Company's stations in Orlando and Kansas City, while revenue-related declines occurred at the Las Vegas and Saginaw stations.

On July 20, 1995, the Company announced it had reached an agreement to acquire the assets of WOGX-TV, a Fox affiliate serving Ocala-Gainesville, Florida. The sale, which is expected to close in January 1996, was approved by the Federal Communications Commission on October 23, 1995.

Real Estate: First quarter revenues were down slightly in the Real Estate segment due to a lower sales volume of custom listing publications. Operating profits increased 46 percent from the prior-year first quarter mostly due to prior-year expenses for the termination of a group marketing agreement with an outside party.

Discontinued Operations: In September 1995, plans to sell the cable television systems owned by Meredith/New Heritage Strategic Partners, L.P., were formalized. The Company indirectly owns approximately 70 percent of these systems, which serve 120,000 subscribers in the Minneapolis area. Management expects the cable properties to be sold within the next year and the sale to result in a gain. Cable segment revenues declined 5 percent from $12,814,000 to $12,223,000 due to the March 1995 sale of a North Dakota cable television system serving 24,000 subscribers. Revenues of the Minneapolis systems increased 15 percent due to increased subscriber counts and higher revenues per subscriber, a result of authorized rate increases. The net loss from cable operations in the current quarter was reduced due to lower interest expense (resulting from the use of sale proceeds from the North Dakota system to pay down debt) and higher operating profits at the Minneapolis systems.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $2,356,000 in the current quarter to $9,469,000 at September 30, 1995. This compares to a cash decrease of $879,000 in the fiscal 1995 first quarter. The difference reflected increased use of cash for debt retirement and additional purchases of fixed assets. These increased uses of cash were partially offset by additional cash provided by operating activities in the current quarter due to higher operating income and a smaller increase in accounts receivable. The substantial increase in accounts receivable in the prior-year first quarter reflected amounts owed to the Company for taxes and interest related to the IRS settlement of the Ladies' Home Journal tax case. This settlement also resulted in a $9 million reduction of goodwill, the benefit of which will be realized over the remaining life of the goodwill. The cumulative effect of a change in accounting principle in the prior-year quarter, which reduced subscription acquisition costs, deferred income taxes and net earnings, had no cash effect.

In the quarter ended September 30, 1994, $3.8 million was spent for the repurchase of 168,000 shares of Company common stock. No shares were repurchased in the current quarter.

At September 30, 1995, the Company owed $80 million under a loan agreement with four banks. The debt was incurred for the purchase of WSMV-TV, a television station located in Nashville, Tenn., in January 1995. A $10 million pre-payment of this debt was made in August 1995. The loan agreement requires annual and/or semi-annual payments through December 31, 1998, the term loan maturity date. Operating cash flows of the Company are expected to provide adequate funds for debt and interest payments.

Discontinued Operations: Long-term debt was incurred by Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners"), in conjunction with Strategic Partners' acquisition of North Central Cable Communications Corporation on September 1, 1992. At September 30, 1995, $87.3 million was owed under the term loan agreement Strategic Partners has with ten banks. Required financial ratio tests, as amended, were met for the first fiscal quarter of 1996. All borrowings outstanding under the loan agreement are due on the earlier of March 31, 1996, or the date of sale of Strategic Partners' cable television systems. In light of Strategic Partners' intent to sell its assets, the lenders have indicated they would support a request to extend the maturity date. Strategic Partners' debt is non-recourse to Meredith Corporation.

Capital expenditures in the first quarter were $7.7 million versus prior-year spending of $2.2 million. Fiscal 1996 spending for continuing operations is expected to exceed fiscal 1995 levels by approximately 150 percent. This increase reflects actual and planned spending for leasehold improvements to new consolidated office space in New York City and for construction of a new office building in Des Moines. Spending for the New York project is expected to total approximately $11 million and will occur in fiscal 1996. The new office building and related improvements in Des Moines are expected to cost approximately $36 million (exclusive of capitalized interest). Fiscal 1996 spending for this project is expected to be approximately $7 million, with the balance of the spending to occur in fiscal 1997 and 1998. Funds for capital expenditures are expected to be provided by operating activities and short-term bank debt. The Company has made no other material commitments for capital expenditures.

At this time, management expects that cash on hand, internally-generated cash flow and short-term bank debt under existing bank lines of credit will provide funds for capital expenditures, cash dividends, the purchase of WOGX-TV and other operational cash needs for foreseeable periods. At September 30, 1995, Meredith Corporation had unused lines of credit totaling $23 million. The Company does not expect the need for any long-term source of cash to meet working capital requirements.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    10a) First Amendment to 1992 Meredith Corporation Stock Incentive Plan Agreements with Jack D. Rehm, Chairman and Chief Executive Officer

    10b) Statement re: First Amendments to 1992 Meredith Corporation Stock Incentive Plan Agreements

    11)  Statement re computation of per share earnings

    27)  Financial Data Schedule

    99) Additional financial information from the Company's first quarter press release dated October 25, 1995

(b) Reports on Form 8-K

    No Form 8-K was filed during the quarter ended September 30, 1995.


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

                              MEREDITH CORPORATION
                              Registrant



                                (Larry D. Hartsook)
                                 Larry D. Hartsook
                              Vice President - Finance
                              (Principal Financial and
                                 Accounting Officer)


Date:  November 9, 1995

                               Index to Exhibits






     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

       10a First Amendment to 1992 Meredith Corporation Stock Incentive Plan Agreements (the "Agreements") with Jack D. Rehm, Chairman and Chief Executive Officer. (The Agreements were filed as Exhibits 10a(1) and 10a(2) to the Company's Form 10-Q dated September 30, 1992.)

       10b Statement re: First Amendments to 1992 Meredith Corporation Stock Incentive Plan Agreements

       11         Statement re computation of per share earnings

       27         Financial Data Schedule

       99 Additional financial information from the Company's first quarter press release dated October 25, 1995.