Form 10-Q
period 1995-12-31
MEREDITH CORP
filed 1996-02-12
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1995

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

                               Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at January 31, 1996
Common Stock, $1 par value                            20,921,769
Class B Stock, $1 par value                            6,669,294

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                    Meredith Corporation and Subsidiaries
                         Consolidated Balance Sheets


                                                 (Unaudited)
                                                 December 31    June 30
Assets                                              1995         1995*
-----------------------------------------------------------------------------
                                                    (in thousands)
Current assets:
Cash and cash equivalents                        $ 32,205     $  11,825
Receivables, net                                  101,913        98,191
Inventories                                        34,192        46,781
Supplies and prepayments                           12,822        23,774
Subscription acquisition costs                     49,301        65,604
Film rental costs                                  14,806         4,423
                                                ----------    ----------
Total current assets                              245,239       250,598
                                                ----------    ----------
Property, plant & equipment(at cost)              179,083       163,947
 Less accumulated depreciation                   (104,924)     (101,506)
                                                ----------    ----------
Net property, plant and equipment                  74,159        62,441
                                                ----------    ----------
Net assets of discontinued operations              87,990        88,097
Deferred subscription acquisition costs            47,046        34,957
Deferred film rental costs                         10,255         3,777
Other assets                                       21,629        21,290
Goodwill and other intangibles
(at original cost less accumulated amortization)  277,439       282,636
                                                ----------    ----------
Total assets                                     $763,757      $743,796
                                                ==========    ==========




*Restated to reflect the cable segment as discontinued operations.

See accompanying Notes to Interim Consolidated Financial Statements.

                                                 (Unaudited)
                                                 December 31    June 30
Liabilities and Stockholders' Equity                1995         1995*
-----------------------------------------------------------------------------
Current liabilities:
Current portion of long-term indebtedness        $ 15,000     $  15,000
Current portion of long-term
  film rental contracts                            16,496         7,290
Accounts payable                                   34,811        48,601
Accrued taxes and expenses                         72,360        57,216
Unearned subscription revenues                    143,417       150,927
                                                ----------    ----------
Total current liabilities                         282,084       279,034
                                                ----------    ----------
Long-term indebtedness                             65,000        75,000
Long-term film rental contracts                    12,259         4,969
Unearned subscription revenues                     91,847        96,381
Deferred income taxes                              20,501        18,492
Other deferred items                               28,689        28,870
                                                ----------    ----------
Total liabilities                                 500,380       502,746
                                                ----------    ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued.          --            --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 20,895,821 at December 31 and
  20,579,565 at June 30 (net of treasury shares,
  11,557,540 at December 31 and 11,601,465
  at June 30).                                     20,896        20,580
Class B stock, par value $1 per share,
  convertible to common stock
  Authorized 15,000,000; issued and outstanding
  6,682,135 at December 31 and 6,905,062
  at June 30.                                       6,682         6,905
Additional paid-in capital                          3,098           873
Retained earnings                                 235,843       216,485
Unearned compensation                              (3,142)       (3,793)
                                                ----------    ----------
Total stockholders' equity                        263,377       241,050
                                                ----------    ----------
Total liabilities and stockholders' equity       $763,757     $ 743,796
                                                ==========    ==========
*Restated to reflect the cable segment as discontinued operations.

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                       Three Months           Six Months
                                    Ended December 31      Ended December 31
                                     1995       1994*        1995       1994*
-----------------------------------------------------------------------------
                                         (in thousands, except per share)
Revenues (less returns and allowances)
   Advertising                    $105,872    $ 92,854   $207,532    $176,834
   Circulation                      69,557      67,687    136,258     130,638
   Consumer books                   23,262      20,862     41,253      45,044
   All other                        18,487      20,208     39,797      36,428
                                  ---------   ---------  ---------   ---------
Total revenues                     217,178     201,611    424,840     388,944
                                  ---------   ---------  ---------   ---------
Operating costs and expenses:
    Production, distribution & edit 92,776      81,553    181,470     160,388
    Selling, general and admin      94,595      97,979    189,719     189,364
    Depreciation and amortization    5,620       3,975     11,246       8,012
                                  ---------   ---------  ---------   ---------
Total operating costs and expenses 192,991     183,507    382,435     357,764
                                  ---------   ---------  ---------   ---------
Income from operations              24,187      18,104     42,405      31,180
    Gain on dispositions             5,898          --      5,898          --
    Interest income-IRS settlement      --          --         --       8,554
    Interest income                    459         823      1,121       1,346
    Interest expense                (1,711)        (48)    (3,470)        (91)
                                  ---------   ---------  ---------   ---------
Earnings from continuing operations
  before income taxes               28,833      18,879     45,954      40,989
    Income taxes                    12,755       8,397     20,367      18,226
                                  ---------   ---------  ---------   ---------
Earnings from continuing
  operations                        16,078      10,482     25,587      22,763

Discontinued operations:
    Loss from cable operations          --      (1,563)      (717)     (3,172)
                                  ---------   ---------  ---------   ---------
Earnings before cumulative effect
  of change in accounting principle 16,078       8,919     24,870      19,591

Cumulative effect of change in
  accounting principle                  --          --         --     (46,160)
                                  ---------   ---------  ---------   ---------
Net earnings (loss)               $ 16,078    $  8,919   $ 24,870    $(26,569)
                                  =========   =========  =========   =========

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited), continued

                                       Three Months           Six Months
                                    Ended December 31      Ended December 31
                                     1995       1994*        1995       1994*
-----------------------------------------------------------------------------
                                         (in thousands, except per share)
Net earnings (loss) per share:
Earnings from continuing
  operations                       $  0.57     $  0.38    $  0.91     $  0.82

Discontinued operations                 --       (0.06)     (0.03)      (0.11)

Cumulative effect of change in
  accounting principle                  --          --         --       (1.67)
                                  ---------   ---------  ---------   ---------
Net earnings (loss) per share      $  0.57     $  0.32    $  0.88     $ (0.96)
                                  =========   =========  =========   =========
Dividends paid per share           $  0.10     $  0.09    $  0.20     $  0.18
                                  =========   =========  =========   =========
Average shares outstanding          28,291      27,725     28,189      27,690
                                  =========   =========  =========   =========

* Restated to reflect the cable segment as discontinued operations.


















See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)





For the Six Months Ended December 31                 1995       1994*
-----------------------------------------------------------------------
                                                      (in thousands)
Cash flows from operating activities:
Earnings before cumulative effect
  of change in accounting principle                 $24,870    $19,591
    Less cumulative effect of change
      in accounting principle                           --     (46,160)
                                                    --------   --------
Net earnings (loss)                                  24,870    (26,569)

Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
Depreciation and amortization                        11,246      8,012
Amortization of film contract rights                  8,457      9,613
Gain on dispositions, net of taxes                   (3,379)       --
Loss from discontinued operations                       717      3,172
(Increase) in receivables                           (10,833)   (27,872)
Decrease (increase) in inventories                    7,687       (520)
Decrease (increase) in supplies and prepayments       5,076     (2,907)
Decrease in subscription acquisition costs            4,214     79,796
(Decrease) increase in accounts payable and accruals (5,859)     3,172
(Decrease) incr in unearned subscription revenues   (12,044)       647
Increase (decrease) in deferred income taxes          2,412    (32,728)
(Decrease) increase in other deferred items            (181)       949
                                                    --------   --------
Net cash provided by operating activities            32,383     14,765
                                                    --------   --------
Cash flows from investing activities:
Redemption of marketable securities                     --       9,174
Proceeds from dispositions                           27,894        --
Additions to property, plant, and equipment         (19,237)    (5,694)
(Increase) decrease in other assets                    (212)     6,996
                                                    --------   --------
Net cash provided by investing activities             8,445     10,476
                                                    --------   --------

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)



For the Six Months Ended December 31                 1995       1994*
-----------------------------------------------------------------------
                                                      (in thousands)

Cash flows from financing activities:
Long-term indebtedness retired                     $(10,000)   $   --
Payments for film rental contracts                   (7,906)    (6,841)
Proceeds from common stock issued                     2,969      1,795
Purchase of company shares                              --      (3,759)
Dividends paid                                       (5,511)    (4,936)
                                                    --------   --------
Net cash (used) by financing activities             (20,448)   (13,741)
                                                    --------   --------
Net increase in cash and cash equivalents            20,380     11,500
Cash and cash equivalents at beginning of year       11,825     31,528
                                                    --------   --------
Cash and cash equivalents at end of period          $32,205    $43,028
                                                    ========   ========




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

Fiscal 1995 financial statements reflect the adoption of Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits" as of July 1, 1994. Practice Bulletin 13 interpreted Statement of Position 93-7, "Reporting on Advertising Costs." Practice Bulletin 13 requires the Company to expense most direct-response subscription acquisition costs as incurred versus the Company's prior accounting method of deferring most of those costs over the lives of the related subscription revenues.



2. Discontinued Operations

The Company formalized plans to sell its remaining cable television systems and therefore classified its cable segment as discontinued operations effective September 30, 1995. Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners"), of which the Company owns approximately 70 percent, is currently negotiating the sale of these cable television systems located in Minneapolis. (Strategic Partners sold its Bismarck/Mandan, North Dakota system in March 1995.) The Company believes Strategic Partners will complete the sale of its cable operations within 12 months of the measurement date and will recognize a gain from the sale. The amount of the gain is not yet determinable.

Prior year financial statements have been restated to reflect the cable segment as discontinued operations. The following table summarizes the results of discontinued operations prior to the measurement date:

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



                                  Three Months            Six Months
                                Ended December 31       Ended December 31
                               ------------------    --------------------
                                1995*      1994         1995       1994
                               -------    -------      -------    -------
                                             (in thousands)
Results of operations:

Net revenues                    $  --     $13,273      $12,223    $26,087
                                =====     =======      =======    =======

Income from operations          $  --     $   840      $   721    $ 1,351
                                =====     =======      =======    =======

(Loss) before income taxes      $  --     $(1,483)     $  (744)   $(3,044)

Provision for tax expense
 (benefit)                         --          80          (27)       128
                                -----     -------      -------    -------
Net (loss) from discontinued
 operations                     $  --     $(1,563)     $  (717)   $(3,172)
                                =====     =======      =======    =======


*Since September 30, 1995 the cable operations have reported revenues of $12.8 million, income from operations of $1,263,000, and a net loss of ($349,000) (including income tax expense of $72,000). These losses have been deferred until the disposal date, as a net gain is anticipated.

Interest expense is reflected in the loss from discontinued cable operations based on debt that is specifically attributed to the cable segment and is non-recourse to Meredith Corporation. Assets and liabilities of the discontinued operations have been reclassified on the consolidated balance sheet from their historic classification to separately identify them as net assets of discontinued operations. These net assets of discontinued operations at December 31, 1995, consist of goodwill and other intangibles $140.8 million, net property, plant and equipment $71.8 million, net of long-term debt ($87.3) million and other net liabilities ($37.3) million.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 75 and 55 percent respectively, are under the LIFO method at December 31, 1995 and June 30, 1995.

                                           December 31   June 30
                                              1995         1995
                                            --------     --------
                                                (in thousands)

          Raw materials                     $32,540      $32,320
          Work in process                    10,710       13,801
          Finished goods                      6,410       13,059
                                            --------     --------
                                             49,660       59,180
          Reserve for LIFO cost valuation   (15,468)     (12,399)
                                            --------     --------
             Total                          $34,192      $46,781
                                            ========     ========

The decrease in finished goods inventory and the increase in the percentage of inventory under the LIFO method at December 31, 1995 primarily reflect the sale of book clubs in December 1995.



4. Cable Subsidiary Long-Term Indebtedness

Strategic Partners owed $87.3 million as of December 31, 1995, to a group of ten banks under a loan agreement. Interest was payable under interest rate swap agreements until September 1, 1995. On September 1, 1995, interest rates on the total outstanding borrowing of $87.3 million converted to short-term rates based on Eurodollar, prime and/or certificate of deposit rates as provided in the loan agreement. As of December 31, 1995, the weighted-average rate of interest on Strategic Partners' debt was 6.95 percent.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


5.  Sale of Properties

In December 1995, Meredith Corporation recorded a gain of $5,898,000 ($3,379,000 post-tax) on the sale of the Better Homes and Gardens Crafts Club, Better Homes and Gardens Cook Book Club and Country Homes and Gardens Book Club. Had this sale occurred on July 1, 1995, the effect on consolidated revenues and net earnings would not have been material.


6. Revenues, operating profit and depreciation and amortization by industry segment are shown below:
                                    Three Months            Six Months
                                  Ended December 31      Ended December 31
                                 -------------------    -------------------
                                   1995       1994        1995       1994
                                 --------   --------    --------   --------
                                               (in thousands)
Revenues
  Publishing                     $171,436   $164,537    $337,999   $319,606
  Broadcasting                     39,376     31,085      74,599     57,068
  Real Estate                       6,382      6,008      12,588     12,301
  Less: Inter-segment revenues        (16)       (19)       (346)       (31)
                                 --------   --------    --------   --------
    Total revenues               $217,178   $201,611    $424,840   $388,944
                                 ========   ========    ========   ========
Operating profit
  Publishing                     $ 13,533   $  9,103    $ 22,603   $ 19,366
  Broadcasting                     15,526     13,256      28,287     19,525
  Real Estate                       1,096        644       2,116      1,343
  Unallocated corporate expense    (5,968)    (4,899)    (10,601)    (9,054)
                                 --------   --------    --------   --------
    Total operating profit       $ 24,187   $ 18,104    $ 42,405   $ 31,180
                                 ========   ========    ========   ========
Depreciation and amortization
  Publishing                     $  2,476   $  2,485    $  4,996   $  5,101
  Broadcasting                      2,645        992       5,268      1,946
  Real Estate                         119        119         234        232
  Unallocated corporate expense       380        379         748        733
                                 --------   --------    --------   --------
    Total depr. and amortization $  5,620   $  3,975    $ 11,246     $8,012
                                 ========   ========    ========   ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



Results of Operations

(Note: All per-share amounts are computed on a post-tax basis and reflect a two-for-one stock split in March 1995.)

Meredith Corporation net earnings for the quarter ended December 31, 1995 were $16,078,000 (57 cents per share) versus $8,919,000 (32 cents per share) in the prior-year quarter. For the six months ended December 31, 1995, net earnings were $24,870,000 (88 cents per share) compared to a loss of $26,569,000 (96 cents per share) in the prior-year period. Results for the six months ended December 31, 1994 included a non-cash charge for the cumulative effect of a change in accounting principle (related to subscription acquisition costs) of $46,160,000 ($1.67 per share). The six months ended December 31, 1995 and the quarter and six months ended December 31, 1994 also include losses from cable operations which were classified as discontinued operations effective September 30, 1995. Management expects the cable properties to be sold within twelve months of that date and to record a net gain on the sale. Therefore, net losses of the cable operations for the quarter ended December 31, 1995 have been deferred until the disposal date.

Earnings from continuing operations were $16,078,000 (57 cents per share) and $10,482,000 (38 cents per share) for the quarters ended December 31, 1995 and 1994, respectively. Earnings from continuing operations for the comparative six-month periods were $25,587,000 (91 cents per share) in fiscal 1996 and $22,763,000 (82 cents per share) in fiscal 1995. Earnings for the quarter and six months ended December 31, 1995 included a post-tax gain of $3,379,000 (12 cents per share) on the disposition of three of the Company's book clubs. Earnings for the six months ended December 31, 1994 included $4,747,000 (17 cents per share) for the post-tax impact of IRS interest income. Excluding these one-time items, comparable quarterly earnings were $12,699,000 (45 cents per share) in fiscal 1996, an 18 percent per-share increase from comparable prior-year second quarter earnings of $10,482,000 (38 cents per share). Comparable earnings for the six-month periods were $22,208,000 (79 cents per share) in fiscal 1996, a 22 percent per-share increase from the prior-year six months' earnings of $18,016,000 (65 cents per share). Improvements in the Company's publishing and broadcasting operations were the biggest factors in these increases.

In December 1995, a gain of $5,898,000 ($3,379,000 post-tax or 12 cents per share) was recorded on the sale of the Better Homes and Gardens Crafts Club, Better Homes and Gardens Cook Book Club and Country Homes and Gardens Book Club. All other book club operations have been discontinued. In the second half of fiscal 1996, consumer book revenues are expected to decline by more than 50 percent from the prior year due to the sale and the Company's previously announced strategic alliance with The Reader's Digest Association, Inc. which is currently in the testing phase. The effect on operating profits in the fiscal 1996 second half from these events is expected to be immaterial.

In addition to the one-time items noted above, comparisons between fiscal 1996 and 1995 are also affected by the acquisition of WSMV-TV in Nashville in January 1995. Fiscal 1996 year-to-date results include six months of WSMV-TV operations.

Revenues for the quarter ended December 31 were $217,178,000 in fiscal 1996, or 8 percent higher than fiscal 1995 second quarter revenues of $201,611,000. Revenues for the six months ended December 31 were $424,840,000 in fiscal 1996, or 9 percent higher than comparable fiscal 1995 revenues of $388,944,000. Increased advertising revenues in the magazine and television broadcasting operations were the most significant factors in the increases.

Income from operations in the second quarter was $24,187,000, a 34 percent increase from the fiscal 1995 second quarter. Year-to-date income from operations was $42,405,000, a 36 percent increase from the prior-year period. The operating margin rose from 9.0 percent of net revenues in the fiscal 1995 second quarter to 11.1 percent in the current quarter. For the fiscal year-to-date, the operating margin rose from 8.0 percent of net revenues in the fiscal 1995 period to 10.0 percent in the current period. Lower selling, general and administrative expenses, as a percentage of revenues, led to the improvements. In the current periods, a smaller quantity of magazine subscription promotion mailings and lower book administrative expenses, from recent downsizing, were the primary factors in the improvements. Production, distribution and editorial expenses increased as a percentage of revenues in both periods due to rising paper prices and higher postal rates in the publishing businesses.

Operating costs and expenses were up 5 percent for the quarter and 7 percent for the six-months compared to the prior-year periods. The primary factors in the increases were higher magazine paper and postage expenses (a result of both volume and price increases) and the addition of operating costs and amortization of intangible assets for WSMV-TV.

Earnings from continuing operations (excluding gain on dispositions) before interest, taxes, depreciation and amortization ("EBITDA") were $29,807,000 for the three months ended December 31, 1995, up 35 percent from $22,079,000 in fiscal 1995. EBITDA for the fiscal year-to-date was $53,651,000, a 37 percent increase from $39,192,000 in the prior-year period. The increase was primarily due to improvements in publishing and broadcasting operating results.

Net interest expense increased for both the quarter and six-month periods due to debt incurred for the purchase of the Nashville television station. Unallocated corporate expenses increased in both current-year periods due to investments in CD-ROM and web site development.

Publishing: Revenues in the publishing segment increased 4 percent and 6 percent from the prior-year second-quarter and year-to-date periods, respectively. The increases were primarily due to higher advertising revenues that resulted largely from increased ad pages. The Company's flagship title, Better Homes and Gardens magazine, recorded advertising revenue increases of 7 percent for the quarter and 14 percent for the six months versus the prior-year periods. Run-of-press ad pages increased 6 percent for the quarter and 13 percent for the six months. Ladies' Home Journal magazine, the Company's second largest circulation title, reported advertising revenue increases of 6 percent and 3 percent for the quarter and year-to date, respectively. Ladies' Home Journal results for the quarter benefited from both increased run-of-press ad pages and higher average revenue per page. The year-to-date improvement resulted primarily from higher average revenue per page. Revenues from new titles and custom publications also contributed to the current-year advertising revenue increases in both the quarter and six-month periods. Publishing circulation revenues increased from the prior-year periods primarily due to higher revenues from newer titles. Consumer book revenues were up for the current-year quarter due to a larger volume of retail book sales, including sales of the Home Improvement 1-2-3 book, developed for Home Depot. Consumer book revenues declined for the current-year six months as a result of lower volumes in book direct-response from the alliance with The Reader's Digest Association, Inc.

Publishing segment operating profits increased 49 percent from the prior-year quarter and 17 percent from the prior-year six months reflecting improvements in magazine and book operating results. The Company's book business reported its first quarterly operating profit in nearly two years in the fiscal 1996 second quarter. Higher operating profits from retail book sales and lower administrative expenses due to recent downsizing fueled the turn-around. Magazine operating profits increased 5 percent for the quarter and 4 percent for the year-to-date. Higher advertising revenues and lower subscription expenses were the primary factors in the improvement. The decline in subscription expenses reflected fewer promotional mailings. In the prior year, many promotion mailings were moved into December, prior to the January 1995 postal rate increase. In the current year, many similar promotions will mail in January 1996. In addition, the volume of promotion mailings was down at Better Homes and Gardens magazine due to strong response from earlier efforts and at WOOD magazine due to an announced change in rate base. Lower new title start-up and testing costs also contributed to the improvement in magazine operating profits.
                                   - 14 -

Meredith Corporation began a second licensing agreement with Wal-Mart Stores, Inc., involving Better Homes and Gardens Floral & Nature Crafts-labeled merchandise and signs in January 1996. However, second quarter and year-to-date operating results from licensing agreements were down from the prior-year periods primarily due to expenses associated with the development of prospective licensing agreements.

Paper is the major raw material required in the publishing segment.
Substantial price increases in the past 18 months have resulted from increased global demand and limited supplies. Paper prices increased nearly 30 percent in fiscal 1995. An additional 9 percent price increase went into effect on July 1, 1995 and a 5 percent price increase (excluding free sheet paper stock which represents approximately one-third of the Company's paper purchases) took effect on October 1, 1995. Additional price increases are possible in the last half of fiscal 1996 or early fiscal 1997. The Company has contractual agreements to ensure adequate supplies of paper for current publishing requirements. LIFO inventory expense for the quarter and six months ended December 31, 1995 was $1,535,000 and $3,070,000, respectively. This represents increases of 60 percent from the prior second quarter and 85 percent from the prior year-to-date.

Selected magazine rate base reductions have been announced, largely in response to skyrocketing paper prices. Ladies' Home Journal will reduce its rate base from 5 million to 4.5 million starting with the February 1996 issue. Country America magazine has cut its rate base from 1 million to 900,000 and WOOD magazine's rate base will drop from 650,000 to 600,000. However, advertising page rates have remained the same for these titles. The Company does not plan any across-the-board rate base reductions. In fact, Traditional Home magazine plans to increase its rate base from 750,000 to 775,000 in 1996.

Broadcasting: The addition of WSMV-TV led to broadcasting segment revenue increases of 27 percent for the second quarter and 31 percent for the six months ended December 31, 1995. Total advertising revenues increased 25 percent for the quarter and 29 percent for the six-month period. Advertising revenues of comparable stations were down 5 percent for the quarter and 2 percent for the year-to-date. Several factors contributed to the decline including a softer television advertising environment in the second quarter, lower ratings for the CBS network and the absence of political revenues which totaled $2.5 million and $3.5 million in the comparable fiscal 1995 quarter and six-month periods, respectively. Looking ahead, management anticipates that political and Olympic games advertising dollars will counter any possible softness in television advertising sales that may continue in the next calendar year.

Broadcasting operating profits increased 17 percent for the quarter and 45 percent for the six months due primarily to the addition of WSMV-TV. Second quarter operating profits of the five comparable stations (all other owned television stations excluding WSMV-TV) were down 15 percent from the prior-year quarter reflecting lower ad revenues and increased programming and news expenses. Programming costs, which have declined in recent years, were affected by purchases of replacement programming at higher costs. The increase in news expense reflected expanded news programming, primarily at KPHO-TV in Phoenix. Operating profits of the five comparable stations increased 6 percent for the year-to-date period due to improvements at KPHO-TV related in part to its September 1994 affiliation with CBS.

In January 1996, the Company purchased the assets of WOGX-TV, a Fox affiliate serving Ocala-Gainesville, Florida. This station will be jointly managed with WOFL-TV, the Company's Fox affiliate in Orlando.

Real Estate: Revenues increased 6 percent for the quarter and 2 percent for the six-month period from the respective prior-year periods due to second quarter revenues from the signing of a master real estate franchise agreement in Thailand and higher transaction fees from member firms. (Revenues from the Thailand franchise agreement are not currently nor expected to be material to consolidated net revenues.) Operating profits increased 70 percent from the prior-year second quarter due to the revenues from the master franchise agreement. Operating profits were up 58 percent for the six-month period reflecting the second quarter increase and the absence of prior-year expenses for the termination of a group marketing contract.

Discontinued Operations: In September 1995, plans to sell the cable television systems owned by Meredith/New Heritage Strategic Partners, L.P., were formalized. The Company indirectly owns approximately 70 percent of these systems, which serve 126,000 subscribers in the Minneapolis/St. Paul area. Management expects the cable properties to be sold within the next year and the sale to result in a gain. Accordingly, the second-quarter net losses of the cable segment have been deferred until the disposal date.

Liquidity and Capital Resources

Cash and cash equivalents increased by $20,380,000 in the six months ended December 31, 1995 to $32,205,000. This compares to a cash increase of $11,500,000 in the first six months of the prior year. The current-year-to-date increase in cash reflects proceeds from the sale of the book clubs and increased cash provided by operating activities versus the prior-year period. Higher operating income and a net decrease in working capital led to the increase in cash provided by operations. The changes in working capital between periods primarily related to amounts owed the Company for taxes and interest related to the IRS settlement of the Ladies' Home Journal tax case, downsizing in book operations and an increase in payables related to planned contributions to Company pension plans in the second half of fiscal 1996. Partially offsetting these additional cash sources were the increased use of cash for capital expenditures in the current period. The cumulative effect of a change in accounting principle in the prior-year period, which reduced subscription acquisition costs, deferred income taxes and net earnings, had no cash effect.

In the first six months of fiscal 1995, $3.8 million was spent for the repurchase of 168,000 shares of Company common stock. No shares were repurchased in the current period. In January 1996, the board of directors authorized the repurchase from time to time, subject to market conditions, of up to one million shares of common stock.

The Company paid dividends of $5.5 million (20 cents per share) in the first six months of fiscal 1996 compared with $4.9 million (18 cents per share) in the prior-year period. In January 1996, the board of directors increased the quarterly dividend by 10 percent (one cent per share) to 11 cents per share effective with the dividend payable on March 15, 1996. On an annual basis, the effect of this quarterly dividend increase would be to increase dividends paid by approximately $1.1 million at the current number of shares outstanding.

At December 31, 1995, the Company owed $80 million under a loan agreement with four banks. The debt was incurred in January 1995 for the purchase of WSMV-TV, a television station located in Nashville, Tenn. A $10 million pre-payment of this debt was made in August 1995 and a $15 million pre-payment was made in February 1996. The loan agreement requires annual and/or semi-annual payments through December 31, 1998, the term loan maturity date. Operating cash flows of the Company are expected to provide adequate funds for principal and interest payments.

In January 1996 the Company purchased the assets of WOGX-TV, a Fox affiliate serving Ocala-Gainesville, Florida, using available cash. The Company continues to pursue the acquisition of additional television broadcasting stations.

Discontinued Operations: Long-term debt was incurred by Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners"), in conjunction with Strategic Partners' acquisition of North Central Cable Communications Corporation on September 1, 1992. At December 31, 1995, $87.3 million was owed under the term loan agreement Strategic Partners has with ten banks. Required financial ratio tests, as amended, were met at December 31, 1995. All borrowings outstanding under the loan agreement are due on the earlier of March 31, 1996, or the date of sale of Strategic Partners' cable television system. In light of Strategic Partners' intent to sell its assets, the lenders have indicated they would support a request to extend the maturity date. Strategic Partners' debt is non-recourse to Meredith Corporation.

Capital expenditures in the six months ended December 31, 1995, were $19.2 million versus prior-year capital spending of $5.7 million. Fiscal 1996 capital spending for continuing operations is expected to exceed fiscal 1995 levels by approximately $20 million, or 150 percent. This increase reflects
                                   - 17 -
spending for leasehold improvements to new consolidated office space in New York City and for planned construction of a new office building in Des Moines. The New York project is complete and spending totaled approximately $11 million in the first two quarters of fiscal 1996. The new office building and related improvements in Des Moines are expected to cost approximately $36 million. Fiscal 1996 spending for this project is expected to be approximately $8 million, with the balance of the spending in fiscal 1997 and 1998. Funds for capital expenditures are expected to be provided by cash from operating activities. The Company has made no other material commitments for capital expenditures.

At this time, management expects that cash on hand, internally-generated cash flow and short-term bank debt under existing bank lines of credit will provide funds for any additional cash needs (e.g., cash dividends, stock repurchases) for foreseeable periods. At December 31, 1995, Meredith Corporation had unused lines of credit totaling $23 million. The Company does not expect the need for any long-term source of cash to meet working capital requirements.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on November 13, 1995, at the Company's headquarters in Des Moines, Iowa.

(b)  The name of each director elected at the Annual Meeting is shown under
     Item 4.(c).

     The other directors whose terms of office continued after the meeting were: Herbert M. Baum, Pierson M. Grieve, Frederick B. Henry, William T. Kerr, Robert E. Lee, Nicholas L. Reding, Jack D. Rehm and Barbara S. Uehling.

(c) Four Class III directors for terms expiring in 1998 were elected at the annual meeting. The following directors were elected at that meeting in uncontested elections:
                                          Number of shareholder votes*
                                          ----------------------------
                                                For        Withheld
          Class III directors                ----------    --------
            Robert A. Burnett                79,743,190     162,958
            Joel W. Johnson                  79,740,914     165,234
            Richard S. Levitt                79,754,410     151,738
            E. T. Meredith III               79,754,410     151,738

     *As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    11)  Statement re computation of per share earnings

    27)  Financial Data Schedule

    99) Additional financial information from the Company's second quarter press release dated January 23, 1996

(b) Reports on Form 8-K

    No Form 8-K was filed during the quarter ended December 31, 1995.



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





Date:  February 12, 1996

                               Index to Exhibits







     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------


       11         Statement re computation of per share earnings

       27         Financial Data Schedule

       99 Additional financial information from the Company's second quarter press release dated January 23, 1996