Form 10-Q
period 1996-03-31
MEREDITH CORP
filed 1996-05-14
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996

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

                               Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at April 30, 1996
Common Stock, $1 par value                            20,426,287
Class B Stock, $1 par value                            6,614,734

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                  Meredith Corporation and Subsidiaries
                      Consolidated Balance Sheets



                                                 (Unaudited)
                                                   March 31       June 30
Assets                                               1996          1995*
- --------------------------------------------------------------------------
                                                      (in thousands)
Current assets:
Cash and cash equivalents                          $  9,283     $  11,825
Receivables, net                                    102,962        98,191
Inventories                                          30,837        46,781
Supplies and prepayments                             10,874        23,774
Subscription acquisition costs                       53,601        65,604
Film rental costs                                    12,799         4,423
                                                  ----------    ----------
Total current assets                                220,356       250,598
                                                  ----------    ----------
Property, plant and equipment (at cost)             186,388       163,947
 Less accumulated depreciation                     (107,361)     (101,506)
                                                  ----------    ----------
Net property, plant and equipment                    79,027        62,441
                                                  ----------    ----------
Net assets of discontinued operations                88,129        88,097
Deferred subscription acquisition costs              47,093        34,957
Deferred film rental costs                            9,593         3,777
Other assets                                         20,189        21,290
Goodwill and other intangibles
 (at original cost less accumulated amortization)   284,900       282,636
                                                  ----------    ----------
Total assets                                       $749,287      $743,796
                                                  ==========    ==========


*Restated to reflect the cable segment as discontinued operations.


See accompanying Notes to Interim Consolidated Financial Statements.

                                                 (Unaudited)
                                                   March 31       June 30
Liabilities and Stockholders' Equity                 1996          1995*
- --------------------------------------------------------------------------
                                                      (in thousands)
Current liabilities:
Current portion of long-term indebtedness          $ 15,000      $ 15,000
Current portion of long-term film rental contracts   14,711         7,290
Accounts payable                                     33,982        48,601
Accrued taxes and expenses                           64,819        57,216
Unearned subscription revenues                      152,434       150,927
                                                  ----------    ----------
Total current liabilities                           280,946       279,034
                                                  ----------    ----------
Long-term indebtedness                               50,000        75,000
Long-term film rental contracts                      11,029         4,969
Unearned subscription revenues                       95,103        96,381
Deferred income taxes                                22,501        18,492
Other deferred items                                 31,543        28,870
                                                  ----------    ----------
Total liabilities                                   491,122       502,746
                                                  ----------    ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued.            --            --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 20,588,386 at March 31 and
  20,579,565 June 30 (net of treasury shares,
  11,945,729 at March 31 and 11,601,465
  at June 30.)                                       20,588        20,580
Class B stock, par value $1 per share,
  convertible to common stock
  Authorized 15,000,000; issued and outstanding
  6,619,281 at March 31 and 6,905,062
  at June 30.                                         6,619         6,905
Additional paid-in capital                             --             873
Retained earnings                                   233,766       216,485
Unearned compensation                                (2,808)       (3,793)
                                                  ----------    ----------
Total stockholders' equity                          258,165       241,050
                                                  ----------    ----------
Total liabilities and stockholders' equity         $749,287      $743,796
                                                  ==========    ==========
 *Restated to reflect the cable segment as discontinued operations.

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                        Three Months         Nine Months
                                       Ended March 31       Ended March 31
                                       1996      1995*      1996      1995*
- ---------------------------------------------------------------------------
                                      (in thousands, except per share)
Revenues (less returns and allowances)
   Advertising                     $119,828   $107,644  $327,360   $284,478
   Circulation                       69,932     67,873   206,190    198,511
   Consumer books                     7,928     23,233    49,181     68,277
   All other                         22,693     18,618    62,490     55,046
                                   --------   --------  --------   --------
Total revenues                      220,381    217,368   645,221    606,312
                                   --------   --------  --------   --------
Operating costs and expenses:
    Production, distribution & edit  93,943     89,753   275,413    250,141
    Selling, general and admin       91,040    101,897   280,759    291,261
    Depreciation and amortization     8,110      5,472    19,356     13,484
                                   --------   --------  --------   --------
Total operating costs and expenses  193,093    197,122   575,528    554,886
                                   --------   --------  --------   --------
Income from operations               27,288     20,246    69,693     51,426
    Gain on dispositions                 --         --     5,898         --
    Interest income - IRS settlement     --         --        --      8,554
    Interest income                     454        469     1,575      1,815
    Interest expense                 (1,173)    (1,900)   (4,643)    (1,991)
                                   --------   --------  --------   --------
Earnings from continuing operations
 before income taxes                 26,569     18,815    72,523     59,804
    Income taxes                     12,780      8,379    33,147     26,605
                                   --------   --------  --------   --------
Earnings from continuing operations  13,789     10,436    39,376     33,199

Discontinued operations:
    Loss from cable operations           --     (1,358)     (717)    (4,530)
    Gain on dispositions                 --      1,101        --      1,101
                                   --------   --------  --------   --------
Earnings before cumulative effect
of change in accounting principle    13,789     10,179    38,659     29,770

Cumulative effect of change in
accounting principle                     --         --        --    (46,160)
                                   --------   --------  --------   --------
Net earnings (loss)                $ 13,789   $ 10,179  $ 38,659   $(16,390)
                                   ========   ========  ========   ========

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited), continued



                                        Three Months         Nine Months
                                       Ended March 31       Ended March 31
                                       1996      1995*      1996      1995*
- ---------------------------------------------------------------------------
                                      (in thousands, except per share)

Net earnings (loss) per share:

Earnings from continuing operations  $ 0.49    $  0.38   $  1.40    $  1.20

Discontinued operations                  --      (0.01)    (0.03)     (0.12)

Cumulative effect of change in
accounting principle                     --         --        --      (1.67)
                                    -------    -------   -------    -------
Net earnings (loss) per share        $ 0.49    $  0.37   $  1.37    $ (0.59)
                                    =======    =======   =======    =======
Dividends paid per share             $ 0.11    $  0.10   $  0.31    $  0.28
                                    =======    =======   =======    =======
Average shares outstanding           28,330     27,764    28,230     27,715
                                    =======    =======   =======    =======



*Restated to reflect the cable segment as discontinued operations.












See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)





For the Nine Months Ended March 31                     1996         1995*
- ----------------------------------------------------------------------------
                                                         (in thousands)
Cash flows from operating activities:
Earnings before cumulative effect of change in
 accounting principle                                $ 38,659     $ 29,770
Less cumulative effect of change in
 accounting principle                                     --       (46,160)
                                                     --------     --------
Net earnings (loss)                                    38,659      (16,390)

Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
Depreciation and amortization                          19,356       13,484
Amortization of film contract rights                   13,421       12,971
Gain on dispositions, net of taxes                     (3,379)         --
Loss from discontinued operations                         717        3,429
(Increase) in receivables                             (11,882)     (36,125)
Decrease (increase) in inventories                     11,042       (7,322)
Decrease (increase) in supplies and prepayments         7,024       (4,422)
(Increase) decrease in subscription acquisition costs    (133)      76,721
(Decrease) increase in accounts payable and accruals  (17,127)      13,960
Increase in unearned subscription revenues                229       15,320
Increase (decrease) in deferred income taxes            7,310      (36,382)
Increase in other deferred items                        2,673        1,794
                                                     --------     --------
Net cash provided by operating activities              67,910       37,038
                                                     --------     --------
Cash flows from investing activities:
Redemption of marketable securities                       --        11,178
Proceeds from dispositions                             27,894          --
Payment for purchase of business                      (14,500)    (159,000)
Additions to property, plant, and equipment           (25,391)      (9,413)
Decrease in other assets                                1,165        8,173
                                                     --------     --------
Net cash (used) by investing activities               (10,832)    (149,062)
                                                     --------     --------

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited), continued





For the Nine Months Ended March 31                     1996         1995*
- ----------------------------------------------------------------------------
                                                         (in thousands)
Cash flows from financing activities:
Long-term indebtedness incurred                      $    --      $100,000
Long-term indebtedness retired                        (25,000)         --
Payments for film rental contracts                    (13,076)     (10,777)
Proceeds from common stock issued                       4,691        2,719
Purchase of company shares                            (17,686)      (3,759)
Dividends paid                                         (8,549)      (7,687)
                                                     --------     --------
Net cash (used) provided by financing activities      (59,620)      80,496
                                                     --------     --------
Net (decrease) in cash and cash equivalents            (2,542)     (31,528)
Cash and cash equivalents at beginning of year         11,825       31,528
                                                     --------     --------
Cash and cash equivalents at end of period           $  9,283     $    --
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


2. Discontinued Operations

The Company formalized plans to sell all of its ownership interest in cable television systems and therefore classified its cable segment as discontinued operations effective September 30, 1995. On April 19, 1996, Meredith/New Heritage Partnership, of which the Company indirectly owns 96 percent, announced an agreement to sell its 70 percent ownership interest in Meredith/ New Heritage Strategic Partners, L.P. ("Strategic Partners") to Continental Cablevision, Inc. ("Continental"). As a result of this agreement, Continental will increase its current minority ownership interest in Strategic Partners of approximately 30 percent to 100 percent. Strategic Partners owns systems with 126,000 subscribers which are located in the Minneapolis/St. Paul area. These systems are the only cable television operations currently owned by Strategic Partners. Pending approvals from local franchise authorities, the Federal Communications Commission and others, the sale is expected to close in the second half of calendar 1996. The total value of the systems has been placed at $262.5 million. Meredith Corporation will receive approximately $115 million in cash (net of taxes) from the sale. Continental will assume approximately $87 million of Strategic Partners' debt. Meredith Corporation will recognize a gain from the sale expected to be $15 to $20 million after taxes.

Prior year financial statements have been restated to reflect the cable segment as discontinued operations. The following table summarizes the results of discontinued operations prior to the measurement date:

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


                                  Three Months           Nine Months
                                 Ended March 31         Ended March 31
                               ------------------    --------------------
                                1996*      1995         1996*      1995
                               -------    -------      -------    -------
                                             (in thousands)
Results of operations:

Net revenues                    $  --     $13,081      $12,223    $39,168
                                =====     =======      =======    =======

Income from operations          $  --     $   913      $   721    $ 2,264
                                =====     =======      =======    =======

(Loss) before income taxes      $  --     $(1,282)     $  (744)   $(4,326)

Provision for tax expense
 (benefit)                         --          76          (27)       204
                                -----     -------      -------    -------
Net (loss) from discontinued
 operations                     $  --     $(1,358)     $  (717)   $(4,530)
                                =====     =======      =======    =======


*For the quarter ended March 31, 1996, cable operations reported revenues of $13.4 million, income from operations of $1,824,000, and net earnings of $115,000 (including income tax expense of $24,000). Since September 30, 1995, the cable operations have reported revenues of $26.2 million, income from operations of $3,087,000, and a net loss of ($234,000) (including income tax expense of $96,000). These losses have been deferred until the disposal date, as the Company will record a net gain on the sale of the cable television systems.

Interest expense is reflected in the loss from discontinued cable operations based on debt that is specifically attributed to the cable segment and is non-recourse to Meredith Corporation. Assets and liabilities of the discontinued operations have been reclassified on the consolidated balance sheet from their historic classification to separately identify them as net assets of discontinued operations. These net assets of discontinued operations at March 31, 1996, consist of goodwill and other intangibles $138.4 million, net property, plant and equipment $71.3 million, net of long-term debt ($87.3) million and other net liabilities ($34.3) million.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)







3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 84 and 55 percent respectively, are under the LIFO method at March 31, 1996 and June 30, 1995.


                                            March 31     June 30
                                              1996         1995
                                            --------     --------
                                                (in thousands)

          Raw materials                     $26,189      $32,320
          Work in process                    14,077       13,801
          Finished goods                      6,644       13,059
                                            --------     --------
                                             46,910       59,180
          Reserve for LIFO cost valuation   (16,073)     (12,399)
                                            --------     --------
             Total                          $30,837      $46,781
                                            ========     ========


The decrease in finished goods inventory and the increase in the percentage of inventory under the LIFO method at March 31, 1996 primarily reflect the sale of book clubs in December 1995.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




4. Cable Subsidiary Long-Term Indebtedness

Strategic Partners owed $87.3 million as of March 31, 1996, to a group of ten banks under a loan agreement. Interest was payable under interest rate swap agreements until September 1, 1995. On September 1, 1995, interest rates on the total outstanding borrowing of $87.3 million converted to short-term rates based on Eurodollar, prime and/or certificate of deposit rates as provided in the loan agreement. As of March 31, 1996, the weighted-average rate of interest on Strategic Partners' debt was 6.4 percent.


5.  Acquisition

On January 1, 1996, the Company purchased the assets of WOGX-TV, a Fox network affiliated broadcast television station in Ocala-Gainesville, Florida, from Wabash Valley Broadcasting. WOGX-TV serves the central Florida communities of Ocala, Gainesville, and Inverness, the 167th largest television market in the country based on Designated Market Area as defined by A. C. Nielsen Company. Had this acquisition occurred on July 1, 1995, the effect on consolidated revenues and net earnings would not have been material.


6.  Downsizing of Book Operations

In July 1995, Meredith Corporation announced an alliance with The Reader's Digest Association, Inc. whereby Reader's Digest will have the rights for direct-response marketing of certain Meredith-trademarked products. As a result, the Company has discontinued the majority of its book direct-response marketing efforts. Therefore, consumer book revenues are expected to decline. This alliance is expected to have a favorable effect on long-term operating results of the Company's book business.

In December 1995, Meredith Corporation recorded a gain of $5,898,000 ($3,379,000 post-tax) on the sale of the Better Homes and Gardens Crafts Club, Better Homes and Gardens Cook Book Club and Country Homes and Gardens Book Club. Had this sale occurred on July 1, 1995, the effect on consolidated revenues and net earnings would not have been material. Looking ahead, consumer book revenues are expected to decline but the impact on operating results is expected to be immaterial.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)






7. Revenues, operating profit and depreciation and amortization by industry segment are shown below:


                                    Three Months           Nine Months
                                   Ended March 31         Ended March 31
                                 -------------------    -------------------
                                   1996       1995*       1996       1995*
                                 --------   --------    --------   --------
                                               (in thousands)
Revenues
  Publishing                     $179,999   $181,088    $517,998   $500,694
  Broadcasting                     34,798     30,927     109,397     87,995
  Real Estate                       5,593      5,361      18,181     17,662
  Less: Inter-segment revenues         (9)        (8)       (355)       (39)
                                 --------   --------    --------   --------
    Total revenues               $220,381   $217,368    $645,221   $606,312
                                 ========   ========    ========   ========
Operating profit
  Publishing                     $ 22,356   $ 17,060    $ 44,959   $ 36,426
  Broadcasting                      9,356      7,956      37,643     27,481
  Real Estate                         298         43       2,414      1,386
  Unallocated corporate expense    (4,722)    (4,813)    (15,323)   (13,867)
                                 --------   --------    --------   --------
    Total operating profit       $ 27,288   $ 20,246    $ 69,693   $ 51,426
                                 ========   ========    ========   ========
Depreciation and amortization
  Publishing                     $  2,488   $  2,542    $  7,484   $  7,643
  Broadcasting                      2,894      2,451       8,162      4,397
  Real Estate                         138        116         372        348
  Unallocated corporate expense     2,590        363       3,338      1,096
                                 --------   --------    --------   --------
    Total depr. and amortization $  8,110   $  5,472    $ 19,356   $ 13,484
                                 ========   ========    ========   ========

*Restated to reflect the cable segment as discontinued operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations

(Note: All per-share amounts are computed on a post-tax basis and reflect a two-for-one stock split in March 1995. All prior-year information has been reclassified to reflect cable operations as discontinued.)

Meredith Corporation net earnings for the quarter ended March 31, 1996 were $13,789,000 (49 cents per share) versus $10,179,000 (37 cents per share) in the prior-year quarter. For the nine months ended March 31, 1996, net earnings were $38,659,000 ($1.37 per share) compared to a loss of $16,390,000 (59 cents per share) in the prior-year period. Results for the nine months ended March 31, 1995 included a non-cash charge for the cumulative effect of a change in accounting principle (related to subscription acquisition costs) of $46,160,000 ($1.67 per share). The nine months ended March 31, 1996 and the quarter and nine months ended March 31, 1995 also included losses from cable operations which were classified as discontinued operations effective September 30, 1995. Prior-year discontinued operations also include a gain of $1,101,000 (4 cents per share) from the sale of the North Dakota cable television system in March 1995. In April 1996, an agreement was reached for the sale of the Company's indirect ownership interest in the remaining cable properties to the 30 percent minority owner, Continental Cablevision, Inc. Meredith Corporation will record a gain from the sale. Therefore, fiscal 1996 net losses of the cable operations since September 30, 1995, are being deferred until the disposal date, expected to occur in the second half of calendar 1996.

Earnings from continuing operations were $13,789,000 (49 cents per share) for the quarter ended March 31, 1996, a 29 percent per-share increase from prior-year third quarter earnings of $10,436,000 (38 cents per share). Earnings from continuing operations for the comparative nine-month periods, were $39,376,000 ($1.40 per share) in fiscal 1996 and $33,199,000 ($1.20 per share) in fiscal 1995. Earnings for the nine months ended March 31, 1996 included a post-tax gain of $3,379,000 (12 cents per share) on the disposition of three of the Company's book clubs. Earnings for the nine months ended March 31, 1995 included $4,747,000 (17 cents per share) for the post-tax impact of interest income from an IRS settlement. Excluding these one-time items, comparable earnings for the nine-month periods were $35,997,000 ($1.28 per share) in fiscal 1996, a 24 percent per-share increase from $28,452,000 ($1.03 per share) in fiscal 1995. Improvements in the Company's publishing and broadcasting operations were the biggest factors in these increases.

In December 1995, a gain of $5,898,000 ($3,379,000 post-tax or 12 cents per share) was recorded on the sale of the Better Homes and Gardens Crafts Club, Better Homes and Gardens Cook Book Club and Country Homes and Gardens Book Club. All other book club operations have been discontinued. In the third quarter of fiscal 1996, consumer book revenues were approximately 66 percent lower than in the prior-year third quarter due to the book club sale and lower direct-response revenues. The decline in direct-response revenues was due to the Company's previously announced strategic alliance with The Reader's Digest Association, Inc. ("Reader's Digest alliance") which is currently in the testing phase. As a result of these events, consumer book revenues are expected to remain significantly below the level of comparable prior-year periods through the first half of fiscal 1997. However, operating profits are expected to benefit in fiscal 1996 as a result of these changes.

In addition to the items noted above, comparisons between fiscal 1996 and 1995 are also affected by the acquisitions of WSMV-TV in Nashville, Tennessee in January 1995 and WOGX-TV, serving Ocala/Gainesville, Florida, in January 1996. Fiscal 1996 year-to-date results include 9 months of WSMV-TV operations and 3 months of WOGX-TV operations. The fiscal 1995 nine-month period included three months of WSMV-TV operations. Nashville is the 33rd largest market in the United States and Ocala/Gainseville is the 167th largest market as measured by
A. C. Nielsen. Since station revenues are largely related to market size, the impact of the WOGX-TV acquisition is not expected to materially effect Meredith Corporation's revenues and profits in the near term.

Revenues for the quarter ended March 31 were $220,381,000 in fiscal 1996, a one percent increase from fiscal 1995 third quarter revenues of $217,368,000. Revenues for the nine months ended March 31 were $645,221,000 in fiscal 1996, or six percent higher than comparable fiscal 1995 revenues of $606,312,000. Increased advertising revenues in the magazine and television broadcasting operations were the most significant factors in the increases. The aforementioned decline in consumer book revenues partially offset the increases. Excluding book club and direct-response revenues from all periods, revenues increased 9 percent for the quarter and 11 percent for the fiscal year-to-date.

Income from operations in the third quarter was $27,288,000, a 35 percent increase from the fiscal 1995 third quarter. Year-to-date income from operations was $69,693,000, a 36 percent increase from the prior-year period. The operating margin rose from 9.3 percent of revenues in the fiscal 1995 third quarter to 12.4 percent in the current quarter. For the fiscal year-to-date, the operating margin rose from 8.5 percent of revenues in the fiscal 1995 period to 10.8 percent in the current period. Lower selling, general and administrative ("SG&A") expenses, both in total and as a percentage of revenues, led to the improvements. The decline in SG&A expense reflected lower book selling and administrative expenses in the current periods due to recent downsizing and the recovery of a previously reserved note receivable. Production, distribution and editorial expenses increased as a percentage of revenues in both periods primarily due to higher magazine paper prices. Higher magazine postal rates during the first six months of fiscal 1996 also contributed.

Depreciation and amortization expense increased as a percentage of revenues in both the third quarter and fiscal year-to-date periods versus the comparable fiscal 1995 periods. The write-down of approximately $2 million of goodwill arising from a 1988 acquisition was the primary factor in the third quarter increase. This write-down was primarily from an IRS adjustment to the value of goodwill assigned to the purchase. Depreciation and amortization expense in the current quarter and nine-month period also increased as a percentage of revenues versus the prior year due to the amortization of intangibles arising from the purchase of WSMV-TV.

Third quarter operating costs and expenses declined two percent in total compared to the prior-year quarter. For the nine-month period, operating costs and expenses increased four percent in total compared to prior-year period. Lower selling and administrative expenses in book publishing, due to the sale of the book clubs and the Reader's Digest alliance, resulted in the decline in third quarter expenses. The increase in costs in the year-to-date period primarily reflected higher magazine paper and postage expenses (a result of both volume and price increases) and an additional six months of operating costs and amortization of intangible assets for WSMV-TV.

Earnings from continuing operations (excluding gain on dispositions) before interest, taxes, depreciation and amortization ("EBITDA") were $35,398,000 for the three months ended March 31, 1996, up 38 percent from $25,718,000 in the fiscal 1995 third quarter. EBITDA for the nine months ended March 31, 1996 was $89,049,000, a 37 percent increase from $64,910,000 in the comparable prior-year period. The increases were primarily due to improvements in publishing and broadcasting operating results.

Third quarter net interest expense was lower than in the prior-year quarter due to $25 million of principal payments that reduced outstanding debt. Net interest expense (excluding income from the IRS settlement in fiscal 1995) was higher in the current nine-month period due to debt incurred in January 1995 for the purchase of the Nashville television station.

The Company's effective income tax rate was 48.1 percent in the third quarter and 45.7 percent for the fiscal 1996 year-to-date. This compares to an effective tax rate of 44.5 percent in both comparable prior-year periods. The increase in the effective tax rate in the current-year periods was due to the reduction in goodwill, which is not tax deductible.

Operating Results by Segment:

Publishing: Revenues in the publishing segment decreased 1 percent from the prior-year third quarter but were up 4 percent from the prior year-to-date period. The third quarter decline reflected lower consumer book revenues due to the sale of the book clubs and the Reader's Digest alliance. Higher magazine publishing revenues nearly offset the decline. In the fiscal year-to-date period, increases in magazine publishing revenues more than offset the book revenue declines. The decline in book revenues was not as significant in the nine-month period as it included six months of book club revenues prior to the sale. Increased retail book revenues, up 19 percent from the prior-year period due to higher sales volumes, also contributed. The magazine publishing revenue increases were primarily due to higher advertising revenues that resulted largely from increased advertising pages. The Company's flagship title, Better Homes and Gardens magazine, recorded ad revenue increases of 27 percent for the quarter and 19 percent for the nine months. Run-of-press ad pages increased 26 percent for the quarter and 17 percent for the nine months. Ladies' Home Journal magazine, the Company's second largest circulation title, reported a 3 percent decline in third quarter ad revenues due to lower average revenue per page resulting from a previously announced rate base reduction.
The rate base reduction went into effect with the first issue of the fiscal third quarter. Ladies' Home Journal reported a 1 percent increase in ad revenues for the nine-month period primarily due to higher average revenue per page prior to the rate base reduction. Higher average revenue per page for Traditional Home and Country Home magazines and the addition of new custom publications also contributed to the ad revenue increase in both the quarter and nine-month periods. Publishing circulation revenues increased from the prior-year periods primarily due to higher revenues from newer magazine titles. An increase in magazine custom publishing volumes also contributed to the increase in publishing revenues in both the quarter and year-to-date periods.

Publishing segment operating profits increased 31 percent from the prior-year quarter and 23 percent from the prior year-to-date period reflecting improvements in magazine and book operating results. The Company's book business reported operating profits in both the current quarter and year-to-date period compared with operating losses in the comparable prior-year periods. Book operations now consist primarily of retail book sales. Lower administrative expenses due to recent downsizing caused the turn-around. Magazine operating profits increased 16 percent from the prior-year quarter and 10 percent from the prior year-to-date period. Higher advertising revenues, especially by Better Homes and Gardens, were the primary factor in the third quarter improvement. Increased advertising revenues and lower subscription expenses led to the favorable year-to-date results. The decline in subscription expenses reflected fewer promotional mailings. Promotion volumes were down at Better Homes and Gardens due to strong response from efforts late in fiscal 1995 and at WOOD and Country America magazines due to reductions in rate bases. Lower new title start-up and testing costs also contributed to the improvement in magazine operating profits in both periods.

Paper is the major raw material required in the publishing segment.
Substantial price increases in the current and prior fiscal years have resulted from increased global demand and limited supplies. Paper prices increased nearly 30 percent in fiscal 1995. By October 1995, the Company's paper prices had risen an additional twelve percent. Since then the tight market conditions have begun to moderate and paper prices have fallen five to six percent. However prices remain approximately 35 percent higher than two years ago. Management does not anticipate another price increase in fiscal 1996; however, prices are expected to increase in fiscal 1997. The Company has contractual agreements to ensure adequate supplies of paper for planned publishing requirements.

Selected magazine rate base reductions have occurred, largely in response to skyrocketing paper prices. Ladies' Home Journal reduced its rate base from 5 million to 4.5 million starting with the February 1996 issue. Country America magazine cut its rate base from 1 million to 900,000 and WOOD magazine's rate base was dropped from 650,000 to 600,000. Country America has also reduced the frequency of the magazine from nine to six issues per year. The Company does not plan any across-the-board rate base reductions. In fact, Traditional Home magazine has increased its rate base from 750,000 to 775,000.

Broadcasting: Broadcasting revenues for the fiscal third quarter increased 13 percent from the prior-year quarter due to strong advertising revenue gains by WSMV-TV in Nashville and WOFL-TV in Orlando. The addition of revenues from WOGX-TV, a Fox affiliate serving Ocala/Gainesville, that was acquired in January 1996, also contributed. Increased market demand for television advertising led to higher spot rates at the Nashville and Orlando stations. Broadcasting operating profits increased 18 percent from the prior-year quarter due to the revenue increases and lower administrative expenses.

For the nine months ended March 31, 1996, broadcasting segment revenues increased 24 percent from the prior-year period primarily due to an additional six months of revenue from WSMV-TV, acquired in January 1995. Advertising revenues of comparable stations increased less than 1 percent from the prior-year nine-month period. Results were mixed by market. Strong market demand for advertising resulted in revenue growth at the Orlando station. Revenues increased at the Phoenix station primarily due to the timing of its September 1994 affiliation with the CBS network. Revenues were down at the remaining stations due to some softness in advertising demand and lower levels of political advertising versus the prior-year period. Management believes lower ratings for the CBS network have also affected the performance of the Company's three CBS affiliates located in Phoenix, Kansas City and Flint/Saginaw, Michigan. Broadcasting operating profits increased 37 percent for the nine months ended March 31, 1996 primarily due to an additional 6 months of profits from WSMV-TV. Operating profits at the five comparable stations were up 6 percent from the prior-year period due to revenue-related improvements at the Phoenix and Orlando stations and favorable administrative expenses.

Real Estate: Revenues increased 4 percent for the quarter and 3 percent for the nine-month period from the respective prior-year periods primarily due to higher transaction fees from member firms. The increase resulted from strong home resale volumes and increased membership levels. Revenues from the signing of a master real estate franchise agreement in Thailand also contributed to the increase in revenues in the current nine-month period. (Revenues from the Thailand franchise agreement are not currently nor expected to be material to consolidated net revenues.) Third quarter operating profits increased nearly six-fold to $298,000 as a result of the revenue increase and various expense reductions. Operating profits for the nine months ended March 31, 1996, increased 74 percent from the prior-year period to $2,414,000. Revenue-related improvements and the absence of prior-year expenses for the termination of a group marketing contract were the primary factors in the improvement.

Discontinued Operations: In September 1995, plans to sell the cable television systems owned by Meredith/New Heritage Strategic Partners, L.P., were formalized. The Company indirectly owns approximately 70 percent of these systems, which serve 126,000 subscribers in the Minneapolis/St. Paul area. In April 1996, an agreement was reached to sell the Company's ownership interest in the systems to Continental Cablevision Inc., which currently has a minority ownership interest in these systems. Management expects the sale to close before the end of calendar 1996. Meredith Corporation will record a gain from the sale, currently estimated to be between $15 and $20 million, net of taxes. This gain reflects the deferred net losses of the cable segment since the measurement date and net losses estimated to occur until the disposal date.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $2,542,000 in the nine months ended March 31, 1996 to $9,283,000. This compares to a decrease in cash of $31,528,000 in the first nine months of the prior year. The smaller net use of cash in the current period was due to proceeds from the sale of the book clubs, the purchase of WSMV-TV in January 1995 and increased cash provided by operating activities versus the prior-year period. Higher operating income and reductions in working capital led to the increase in cash provided by operations. The changes in working capital between periods primarily related to payments made to the Company for taxes and interest related to the IRS settlement of the Ladies' Home Journal tax case, downsizing in book operations and a decrease in accounts payable. Partially offsetting these additional cash sources were increased use of cash for debt repayments, capital expenditures and stock repurchases in the current period. The cumulative effect of a change in accounting principle in the prior-year period, which reduced subscription acquisition costs, deferred income taxes and net earnings, had no cash effect.

In the first nine months of fiscal 1996, $17.7 million was spent for the repurchase of 408,000 shares of Company common stock. In the comparable prior-year period, $3.8 million was spent for the repurchase of 168,000 shares. As of March 31, 1996, approximately 592,000 shares may be repurchased under an existing authorization by the Board of Directors. The status of the repurchase program is reviewed at each quarterly Board of Directors' meeting.

In January 1996, the Board of Directors increased the quarterly dividend by 10 percent (one cent per share) to 11 cents per share effective with the dividend payable on March 15, 1996. On an annual basis, this increase will result in the payment of approximately $1.1 million in additional dividends, at the current number of shares outstanding. The Company paid dividends of $8.5 million (31 cents per share) in the first nine months of fiscal 1996 compared with $7.7 million (28 cents per share) in the prior-year period.

At March 31, 1996, the Company owed $65 million under a loan agreement with four banks. The debt was incurred in January 1995 for the purchase of WSMV-TV, a television station located in Nashville, Tenn. A $10 million pre-payment of this debt was made in August 1995 and a $15 million pre-payment was made in February 1996. The loan agreement requires annual and/or semi-annual payments through December 31, 1998, the term loan maturity date. However, due to the pre-payments the last payment is now scheduled for June 1, 1998. Operating cash flows of the Company are expected to provide adequate funds for principal and interest payments.

In January 1996 the Company purchased the assets of WOGX-TV, a Fox affiliate serving Ocala-Gainesville, Florida, using available cash. The Company continues to pursue the acquisition of additional television broadcasting stations.

Discontinued Operations: Long-term debt was incurred by Meredith/New Heritage Strategic Partners, L.P. ("Strategic Partners"), in conjunction with Strategic Partners' acquisition of North Central Cable Communications Corporation on September 1, 1992. At March 31, 1996, $87.3 million was owed under the term loan agreement Strategic Partners has with ten banks. Required financial ratio tests, as amended, were met at March 31, 1996. Strategic Partners' debt is non-recourse to Meredith Corporation.

On March 15, 1996, Strategic Partners and the banks amended the aforementioned loan agreement. Significant amended terms and provisions relate to the maturity date. All borrowings outstanding under the loan agreement are now due on the earlier of December 31, 1996, or the date of sale of all or the remaining portion of the currently-owned cable television systems. In April 1996, a contract was signed for the sale of these remaining cable systems. Pending necessary regulatory approvals, the sale is expected to close by the end of calendar 1996. Meredith Corporation will receive approximately $115 million (after taxes) in cash from the sale.

Capital expenditures in the nine months ended March 31, 1996, were $25.4 million versus comparable prior-year spending of $9.4 million. Fiscal 1996 caital spending for continuing operations is expected to exceed fiscal 1995 levels by approximately $20 million, or 150 percent. This increase reflects spending for leasehold and other improvements to new consolidated office space in New York City and planned construction of a new office building in Des Moines. The New York project was substantially completed and employees have moved into the new location. Spending for this project totaled approximately $11 million in fiscal 1996. The new office building and related improvements in Des Moines are expected to cost approximately $37.5 million. Fiscal 1996 spending for this project is expected to be approximately $8 million, with the balance of the spending in fiscal 1997 and 1998. Funds for capital expenditures are expected to be provided by cash from operating activities. The Company has made no other material commitments for capital expenditures.

At this time, management expects that cash on hand, internally-generated cash flow and short-term bank debt under existing bank lines of credit will provide funds for any additional cash needs (e.g., cash dividends, stock repurchases) for foreseeable periods. At March 31, 1996, Meredith Corporation had unused lines of credit totaling $23 million. The Company does not expect the need for any long-term source of cash to meet working capital requirements.


Results of Operations

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

   3.1)  Restated Articles of Incorporation, as amended

   3.2)  Restated Bylaws, as amended

     4) Amendment to Loan Agreement among Meredith/New Heritage Strategic Partners L.P., The Toronto-Dominion Bank, as agent, and a group of banks, as amended.

    11)  Statement re computation of per share earnings

    27)  Financial Data Schedule

    99) Additional financial information from the Company's third quarter press release dated April 23, 1996

(b) Reports on Form 8-K

    No Form 8-K was filed during the quarter ended March 31, 1996.

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

                              MEREDITH CORPORATION
                              Registrant



                                (Larry D. Hartsook)
                                 Larry D. Hartsook
                              Vice President - Finance
                              (Principal Financial and
                                 Accounting Officer)






Date:  May 14, 1996

                               Index to Exhibits







     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

       3.1        Restated Articles of Incorporation, as amended

       3.2        Restated Bylaws, as amended

       4 Amendment to Loan Agreement among Meredith/New Heritage Strategic Partners L.P., The Toronto-Dominion Bank, as agent, and a group of banks, as amended

      11          Statement re computation of per share earnings

      27          Financial Data Schedule

      99 Additional financial information from the Company's third quarter press release dated April 23, 1996