Form 10-K405
period 1996-06-30
MEREDITH CORP
filed 1996-09-25
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   Form 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1996
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

The registrant estimates the aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 1996, was $712,644,000 based upon the closing price on the New York Stock Exchange at that date.

Number of common shares outstanding at July 31, 1996:         20,278,501
Number of class B shares outstanding at July 31, 1996:         6,568,377
                                                              ----------
  Total common and class B shares outstanding                 26,846,878
                                                              ==========
                                 - 1 -

                        DOCUMENT INCORPORATED BY REFERENCE


          Description of document              Part of the Form 10-K
   ------------------------------------   --------------------------------

   Certain portions of the Registrant's
     Proxy Statement for the Annual       Part III to the extent described
     Meeting of Stockholders to be        therein.
     held on November 11, 1996




                                    PART I

Item 1.  Business


General
- -------

Meredith Corporation (the Company) was founded in 1902 by Edwin Thomas Meredith, and incorporated in Iowa in 1905. Since its start with Successful Farming magazine, the Company has expanded its operations, primarily in magazine publishing and television broadcasting, through internal growth and acquisitions.

Today, Meredith Corporation has three operating segments for reporting purposes: Publishing, Broadcasting, and Real Estate. Virtually all businesses within each segment operate in the United States. The Publishing segment includes magazine and book publishing and brand licensing operations. The Broadcasting segment includes the operation of seven network-affiliated television stations. The Real Estate segment includes franchise and marketing operations. In previously reported fiscal years, the Company's segments included a cable television segment. It was classified as discontinued in fiscal 1996 due to the intended sale of all cable television operations, and prior years' financial results have been restated accordingly.

The Company's largest source of revenues is magazine and television advertising. Television advertising tends to be seasonal in nature with higher revenues traditionally reported in the second and fourth fiscal quarters. Certain other revenues are also somewhat seasonal, such as real estate franchise fees which are generally highest during the spring and summer months.

Trademarks (e.g. Better Homes and Gardens, Ladies' Home Journal) are very important to the Company's Publishing segment. Better Homes and Gardens and its familiar "house and trees" logo is also crucial to the Real Estate segment. Local recognition of television station call letters is important in maintaining audience shares in the Broadcasting segment. Name recognition and the public image of these trademarks are vital to both ongoing operations and the introduction of new businesses. Accordingly, the Company aggressively defends it trademarks.

The Company did not have any material expenses for research and development during any of the past three fiscal years.

There is no material effect on capital expenditures, earnings and the competitive position of the Company regarding compliance with federal, state and local provisions relating to the discharge of materials into the environment and to the protection of the environment.

The Company had 2,310 employees at June 30, 1996 (including 153 part-time employees and 252 employees in the discontinued cable operation).


Business Developments
- ---------------------

The Company formalized plans to sell all of its ownership interest in cable television systems and therefore classified its Cable segment as a discontinued operation effective September 30, 1995. In April 1996, the Meredith/New Heritage Partnership, of which the Company indirectly owns 96 percent, announced the signing of an agreement to sell its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. Pending approvals, the sale is expected to close in the second quarter of fiscal 1997. This sale will complete the Company's exit from the cable television business. Meredith Corporation expects to record a net gain of approximately $15 to $20 million after taxes from the sale.

In July 1995, the Company announced an alliance with The Reader's Digest Association, Inc., granting Reader's Digest the rights for direct-response marketing of certain Meredith-trademarked products. In December 1995, the Company sold to Book-of-the-Month Club, Inc., the accounts receivable, membership lists and product inventory of three book clubs: Better Homes and Gardens Crafts Club, Better Homes and Gardens Cook Book Club and Country Homes and Gardens Book Club. These actions resulted in a significantly smaller book publishing operation for the Company, with a primary focus on the sale of books through retail marketing channels.

In January 1996, the Company acquired the assets of WOGX, a FOX-affiliated television station serving the Ocala/Gainesville, Florida market.

In fiscal 1996, all of the Company's New York City employees were relocated into consolidated office space. The Company entered into a long-term lease agreement for these offices at considerable cost savings. Also in June 1996, ground was broken for the construction of a new office building in Des Moines, adjacent to current corporate headquarters. When completed, this building will increase operational efficiency by enabling all Des Moines employees to be located on a corporate campus.

Overview of Fiscal 1996 Financial Results
- -----------------------------------------
Fiscal 1996 revenues for the Company were $867,137,000, an increase of 5 percent over fiscal 1995 revenues of $829,401,000. This increase was primarily due to higher advertising revenues in both the Company's magazine and broadcasting operations. Advertising revenues in the Broadcasting segment were boosted by an additional six months of operations of WSMV-TV in Nashville, acquired by the Company in January 1995.

Company operating profit in fiscal 1996 increased to $97,505,000 from $72,702,000 in fiscal 1995, an increase of 34 percent. All business groups reported higher operating profits in fiscal 1996.

Fiscal 1996 net earnings were $53,940,000, or $1.91 per share. In fiscal 1995, the Company experienced a net loss of $6,315,000, or 23 cents per share due to the recognition of a non-cash charge for the cumulative effect of a change in accounting principle. (See Note 3 to Consolidated Financial Statements on page F-35 of this Form 10-K.) Fiscal 1996 earnings per share from continuing operations before special items were $1.82, up 28 percent from comparable fiscal 1995 results. Special items included the gain on sale of book clubs in fiscal 1996 and IRS interest income in fiscal 1995.


See Financial Information about Industry Segments beginning on page F-4 of this Form 10-K.


Description of Business
- -----------------------

PUBLISHING
- ----------

     Years ended June 30            1996           1995           1994
     -------------------          --------       --------       --------
                                                          (in thousands)
     Publishing revenues          $696,285       $683,331       $622,953

     Publishing operating profit  $ 64,107       $ 48,636       $ 45,678

Publishing revenues, representing 80 percent of the Company's consolidated revenues in fiscal 1996, increased 2 percent as higher magazine advertising revenues more than offset the decline in revenues resulting from the downsizing of book operations. This downsizing had a favorable effect on book operating results which combined with a strong performance in magazine publishing to result in a 32 percent increase in Publishing operating profit.


Magazine
- --------

Magazine operations account for more than 90 percent of the revenues and operating profit of the Publishing segment. Meredith Corporation currently publishes 19 subscription magazines that appeal primarily to consumers in the home and family market. Key advertising and circulation information for major subscription titles is as follows:

     Title                          Frequency     Rate Base     Ad Pages
     -----                          ---------     ---------     --------

     Better Homes and Gardens - Home service
       Fiscal 1996                  Monthly       7,600,000      1,753
       Fiscal 1995                  Monthly       7,600,000      1,592

     Ladies' Home Journal - Women's service
       Fiscal 1996                  Monthly       4,500,000      1,250
       Fiscal 1995                  Monthly       5,000,000      1,482

     Country Home - Home decorating
       Fiscal 1996                  Bi-monthly    1,000,000        472
       Fiscal 1995                  Bi-monthly    1,000,000        531

     Country America - Country music and lifestyle
       Fiscal 1996                  10x/year        900,000        429
       Fiscal 1995                  10x/year      1,000,000        599

     Midwest Living - Regional travel and lifestyle
       Fiscal 1996                  Bi-monthly      815,000        587
       Fiscal 1995                  Bi-monthly      815,000        561

     Traditional Home - Home decorating
       Fiscal 1996                  Bi-monthly      775,000        445
       Fiscal 1995                  Bi-monthly      725,000        474

     Title                          Frequency     Rate Base     Ad Pages
     -----                          ---------     ---------     --------

     WOOD - Woodworking projects and techniques
       Fiscal 1996                  9x/year         600,000        332
       Fiscal 1995                  9x/year         650,000        328

     Successful Farming - Farm information
       Fiscal 1996                  12x/year        485,000        495
       Fiscal 1995                  12x/year        485,000        641

     Golf for Women - Golf instruction and information
       Fiscal 1996                  Bi-monthly      325,000        367
       Fiscal 1995                  Bi-monthly      325,000        322

     Crayola Kids - Kids' reading, crafts and games
       Fiscal 1996                  Bi-monthly      350,000        107
       Fiscal 1995                  Bi-monthly      300,000         96


Rate base is the circulation guaranteed to advertisers.

Ad pages are as reported to Publisher's Information Bureau, Agricom, or if unreported, as calculated by the publisher using a similar methodology.

Better Homes and Gardens magazine, the Company's flagship, accounts for a significant percentage of revenues and operating profits of the Publishing segment and the Company.

Country America, published by Country America Corporation, is jointly owned by Meredith Corporation (which owns 80 percent), TNN:The Nashville Network, and Group W Satellite Communications. In fiscal 1997, Country America will begin publishing on a bi-monthly schedule.

Crayola Kids is published by Meredith Custom Publishing under a license from Binney & Smith Properties, Inc., makers of Crayola crayons.



Other subscription magazines published by the Company include Cross Stitch & Needlework and three Better Homes and Gardens craft titles (Decorative Woodcrafts, Floral & Nature Crafts and American Patchwork & Quilting). The Company discontinued publication of home garden magazine and three small woodworking/craft titles in fiscal 1996. All subscription titles, except Successful Farming, are also sold on newsstands. Successful Farming is available only by subscription to qualified farm families.

In addition, one of the larger contributors to revenues and operating profit of magazine publishing is a group of magazines sold primarily on the newsstand, the Better Homes and Gardens Special Interest Publications. These titles are issued from one to four times annually. Approximately 40 different titles (75 issues) were published in fiscal 1996 in categories including decorating, do-it-yourself, home plans, crafts, gardening, holidays and cooking. Total annual advertising and circulation revenues of these publications exceed those of other Company-owned titles, except Better Homes and Gardens and Ladies' Home Journal.

Several subscription magazines also publish related specialty magazines sold primarily on newsstands. Ladies' Home Journal published two special interest issues in fiscal 1996. Country Home published four editions of Country Gardens and one Holidays at Home edition in fiscal 1996. Traditional Home introduced Renovation Style, publishing two issues in fiscal 1996. In addition, the Company publishes numerous craft magazines sold primarily on newsstands.

Meredith Custom Publishing (MCP) provides custom publishing services to advertisers and other external clients on both one-time and periodic bases. Current clients for ongoing periodicals include Sears Roebuck & Company, Northwest Airlines and The Home Depot. MCP operates California Tourism Publications, a wholly-owned subsidiary of Meredith Corporation, that produces travel publications for the California Division of Tourism. MCP also publishes travel guides for other states and cities. MCP published a series of brochures for Metropolitan Life Insurance Company in fiscal 1996. MCP manages the licensing agreement with Hallmark Cards, Inc., which involves the marketing of Better Homes and Gardens Heart and Home Collection cards and specialty products. The creation and sale of premiums and specialty products, typically for one-time promotional purposes, are also significant sources of revenues for the custom publishing operations.

Meredith Custom Marketing develops comprehensive integrated marketing programs which may include magazine advertising, custom publishing and resources from other operating segments.

American Park Network, a wholly owned subsidiary, publishes the country's largest collection of visitor guide magazines for national, state and wildlife parks. American Park Network published 20 guides, primarily furnished free to park visitors, in fiscal 1996.

Magazine operations also realize revenues from the sale of ancillary products and services.

The Company also has a 50 percent interest in a monthly Australian edition of Better Homes and Gardens magazine.

Magazine Advertising
- --------------------

     Years ended June 30               1996           1995           1994
     -------------------             --------       --------       --------
                                                             (in thousands)

     Magazine advertising revenues   $308,959       $276,312       $236,814

Advertising revenues are generated primarily from sales to clients engaged in consumer advertising. Many of the Company's larger magazines offer advertisers different regional and demographic editions which contain the same basic editorial material but permit advertisers to concentrate their advertising in specific markets or to target specific audiences. The Company sells three primary types of magazine advertising: run of press, mail order and insert. Most of the Company's advertising pages and revenues are derived from run of press advertising. Meredith has a group sales staff specializing in advertising sales across titles.


Magazine Circulation
- --------------------

     Years ended June 30               1996           1995           1994
     -------------------             --------       --------       --------
                                                             (in thousands)

     Magazine circulation
       revenues                      $272,406       $269,029       $257,453

Subscription revenues, the largest source of circulation revenues, are generated through direct-mail solicitation, agencies, insert cards and other means. Newsstand sales, including single-copy sales at supermarkets, drug-stores and other retail outlets, also are important sources of circulation revenues for most magazines. Magazine wholesalers have the right to receive credit for magazines returned to them by retailers.


Books
- -----

     Years ended June 30               1996           1995           1994
     -------------------             --------       --------       --------
                                                             (in thousands)
     Consumer book revenues          $ 56,481       $ 86,568       $ 86,040

The Company publishes and markets a line of 225 consumer home and family service books, published primarily under the Better Homes and Gardens trademark. They are sold through retail book and specialty stores, mass merchandisers and other means. Approximately 40 new or revised titles were published during fiscal 1996. Books are primarily sold on a fully returnable basis. The Company has also retained the direct-marketing rights to selected annual trademarked titles.

The decline in consumer book revenues in fiscal 1996 reflects the elimination of most book direct-response marketing revenues due to the July 1995 Reader's Digest alliance and the December 1995 sale of three book clubs. The Company expects to receive royalties for the use of Meredith trademarks as a result of these actions.


Brand Licensing
- ---------------

The Company has licensed Wal-Mart Stores, Inc., to operate Better Homes and Gardens Garden Centers in its stores nationwide. In addition, Wal-Mart stores began to offer Better Homes and Gardens Floral & Nature Crafts-labeled products in January 1996. The Company receives royalties for sales of licensed products offered exclusively in Wal-Mart stores.


Other Publishing
- ----------------

The Company has licensed Multicom Publishing, Inc., in which it has a minority ownership interest, to develop and publish CD-ROM titles based on Meredith's home and family editorial products. The Company earns royalties on the sales of these titles. In addition, several of the Company's magazines have established web sites on the Internet. The most extensive of these web sites is Successful Farming @griculture Online, which recently began offering subscriptions to premium services in addition to its core material. Also, The Better Homes Kitchen is available through CompuServe. None of these ventures is currently a material source of revenues.


Production and Delivery
- -----------------------

The major raw materials essential to this segment are coated and uncoated publication paper and book-grade papers. Strong demand and a relatively fixed level of supply resulted in sharp increases in paper prices in fiscal 1995 and early fiscal 1996. Since January 1996, market conditions have softened and some reductions in the Company's paper prices have occurred. At June 30,

1996, the Company's paper prices were about 35 percent higher than two years ago. Since then, major paper suppliers have announced further price reductions. However, price increases may occur later in fiscal 1997. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies of paper for planned publishing requirements. Efforts to minimize the impact of price increases to-date have included changes in magazine rate base levels and paper type and weight.

Postage is also a significant expense to this segment due to the large volume of magazine and subscription promotion mailings. A postal rate increase in January 1995 resulted in an annual increase of approximately 13 percent. The Publishing operations continually seek the most economical and effective methods for mail delivery. Accordingly, certain cost-saving measures, such as pre-sorting and drop-shipping to central postal centers, are utilized. The Board of Governors of the U. S. Postal Service has approved increased discounts, effective July 1, 1996, for carrier-route sorting. The Company believes this will result in cost savings for the Publishing segment. Some magazine subscription invoices include a separate charge for postage and handling.

Paper and postage expenses together account for approximately one-third of the Publishing segment's operating costs.

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

Most fulfillment services for the Company's Publishing segment are provided by an unrelated third party under negotiated contract terms. National newsstand distribution services are also provided by an unrelated third party under a multi-year agreement.


Competition
- -----------

Publishing is a highly competitive business. The Company's magazines, books, and related publishing products and services compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial quality and customer service.
Competition for advertising dollars in magazine operations is primarily based on advertising rates, reader response to advertisers' products and services and effectiveness of sales teams. Better Homes and Gardens and Ladies' Home

Journal compete for readers and advertising dollars primarily in the women's service magazine category. Both are part of a group known as the "Seven Sisters," which also includes Family Circle, Good Housekeeping, McCall's, Redbook and Woman's Day magazines, published by other companies. In fiscal 1996, the combined advertising revenue market share of Better Homes and Gardens and Ladies' Home Journal magazines totalled 37 percent. This share exceeded all other corporate publishers included in the Seven Sisters.


BROADCASTING
- ------------

     Years ended June 30               1996           1995           1994
     -------------------             --------       --------       --------
                                                             (in thousands)
     Broadcasting advertising
       revenues                      $137,964       $116,460       $ 95,525
     Broadcasting total revenues     $145,932       $121,690       $100,012
     Broadcasting operating profit   $ 52,311       $ 41,883       $ 19,189


Broadcasting revenues, representing 17 percent of the Company's consolidated revenues in fiscal 1996, increased 20 percent and operating profit increased 25 percent in fiscal 1996. These increases were primarily due to a full year's ownership of WSMV-TV, an NBC affiliate in Nashville acquired in January 1995.

The following table lists selected information regarding the Company's television stations:


Station, Channel,                 DMA                                 Major
 Market, Network                National   Expiration    Average    Commercial
   Affiliation,     TV Homes     Market      Date of     Audience   TV Stations
    Frequency        in DMA       Rank     FCC License    Share      in Market
- -----------------   ---------   --------   -----------   --------   -----------

  KPHO-TV, Ch. 5    1,170,000      17      10- 1-1998     10.5%        4 VHF
  Phoenix, Ariz.                                                       3 UHF
  (CBS) VHF

  WOFL-TV, Ch. 35     998,000      22       2- 1-1997      9.8%        3 VHF
  Orlando, Fla.                                                        3 UHF
  (FOX)  UHF

  KCTV, Ch. 5         780,000      32       2- 1-1998     18.0%        3 VHF
  Kansas City, Mo.                                                     3 UHF
  (CBS)  VHF

  WSMV-TV, Ch. 4      766,000      33       8- 1-1997     20.0%        3 VHF
  Nashville, Tenn.                                                     2 UHF
  (NBC) VHF

  WNEM-TV, Ch. 5      450,000      60      10- 1-1997     19.5%        2 VHF
  Flint/Saginaw, Mich.                                                 2 UHF
  (CBS)  VHF

  KVVU-TV, Ch. 5      400,000      66      10- 1-1998     10.5%        4 VHF
  Las Vegas, Nev.                                                      3 UHF
  (FOX)  VHF

  WOGX-TV, Ch. 51      95,000     167       2- 1-1997     12.5%        2 UHF
  Ocala/Gainesville, Fla.
  (FOX)   UHF


VHF (very high frequency) stations transmit on channels 2 through 13; UHF (ultra high frequency) stations transmit on channels above 13. Technical factors and area topography determine the market served by a television station.

Designated Market Area (DMA), as defined by A. C. Nielsen Company (Nielsen), is an exclusive geographic area consisting of all counties in which local stations receive a preponderance of total viewing hours. The market rank is the Nielsen 1995-96 DMA rank based on estimated television households as reported by Nielsen Media Research.

Average audience share represents the estimated percentage of households using television tuned to the station. The percentages shown reflect the average Nielsen ratings share for the July 1995, November 1995, February 1996 and May 1996 measurement periods from 9 a.m. to midnight daily.

The number of major commercial television stations reported is from "Investing in Television, '96 Market Report" dated May 1996. The Company's station and all other stations reporting revenues are included. Public television stations are not included.

WOGX was acquired in January 1996.  WSMV was acquired in January 1995.

WNEM became a CBS affiliate in January 1995. Previously, it was an NBC affiliate. KPHO became a CBS affiliate in September 1994. It was previously an independent station.


Operations
- ----------

Advertising is the principal source of revenues for the Broadcasting segment. The stations sell commercial time to both local and national advertisers. Rates for national and local spot advertising are influenced primarily by the market size and audience demographics for programming. Most national advertising is sold by a national advertising representative firm. Local advertising revenues are generated by sales staff at each station's location.

All of the Company's television stations are network affiliates and as such receive programming and/or cash compensation from their national network. In exchange, much of the advertising time during this programming is sold by the network. Affiliation with a national network has an important influence on a station's revenues. The audience share drawn by a network's programming affects the rates at which advertising time is sold. New and extended network affiliation contracts signed in the past two years have increased the Company's network compensation.


Competition
- -----------

Meredith television stations compete directly for advertising dollars and programming in each of their markets with other television stations and cable television providers. Other mass media providers such as newspapers and radio stations also provide competition for market advertising dollars and for entertainment and news information. Ownership consolidation continues to occur in the television broadcast industry. In addition, the Telecommunication Act of 1996 is expected to increase competition in part due to the ability of new video service providers (e.g. telephone companies) to enter the industry. The Company cannot predict the effects of these actions on the future results of the Company's broadcasting operations.


Regulation
- ----------

Television broadcasting operations are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act). Under the Communications Act, the FCC performs many regulatory functions including granting of station licenses and determining regulations and policies which affect the ownership, operation, programming and employment practices of broadcast stations. The FCC must approve all television licenses and therefore compliance with FCC regulations is essential to the operation of this segment. The maximum term for which the FCC may grant and renew broadcast licenses was increased from five to eight years by the 1996 Act. The Company is not aware of any reason why its television station licenses would not be renewed. The 1996 Act changed the former ownership limit of twelve television stations or total national audience reach of no more than 25 percent of television households. Under the 1996 Act, the 25 percent limit was raised to 35 percent and there is no limit on the absolute number of stations that may be owned. (The information given in this section is not intended to be a complete listing of all regulatory provisions currently in effect.)

Congressional legislation and FCC rules are subject to change and these groups may adopt regulations that could affect future operations and profitability of the Company's Broadcasting segment. The FCC recently proposed the adoption of rules for implementing digital advanced television service. Additional related proposals are expected in the near future. The Company cannot predict what changes to current legislation will be adopted or determine what impact any changes could have on its television broadcasting operations.

REAL ESTATE
- -----------

     Years ended June 30             1996           1995           1994
     -------------------           --------       --------       --------
                                                           (in thousands)

     Real Estate revenues          $ 25,303       $ 24,429       $ 21,813
     Real Estate operating profit  $  3,496       $  2,298       $  1,914

Increased revenues and operating profit in the Company's Real Estate segment resulted primarily from increased franchise fees received from member firms.

Operations
- ----------

The Better Homes and Gardens Real Estate Service is a national residential real estate marketing service which licenses the rights to exclusive territories to selected real estate firms. Members and affiliates (real estate companies affiliated with larger member firms) totaled 787 in the United States and 19 in Canada and other countries on June 30, 1996. The primary revenue sources of the Real Estate segment are franchise fees (based on a percentage of each member's gross commission income on residential housing sales) and the sale of marketing programs and materials to member firms.

Competition
- -----------

The real estate business is highly competitive and customer service remains vital to the success of this segment. The Real Estate Service competes for members with other national real estate franchise networks primarily on the bases of benefits provided to the member and fees for membership. Some ownership consolidation of national franchise networks has occurred recently in the industry. Currently, the Better Homes and Gardens Real Estate Service is one of the five largest residential real estate franchise networks in the country.




DISCONTINUED OPERATION
- ----------------------

On April 19, 1996, the Company, through its cable venture, Meredith/New Heritage Partnership, announced the signing of an agreement to sell the venture's 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. (Strategic Partners) to its minority partner, Continental Cablevision, Inc. (Continental). Strategic Partners owns and operates cable television systems with approximately 126,000 subscribers in the Minneapolis/St. Paul area. These systems are the only cable television operations currently owned by Strategic Partners. (Previously, Strategic Partners also owned a system with 24,000 subscribers in Bismarck, North Dakota, which was sold in March 1995.) Pending approvals from local franchise authorities, the FCC and others, the sale is expected to close during the second quarter of fiscal 1997. The total value of the systems has been placed at $262.5 million. Meredith Corporation expects to receive approximately $115 to $120 million in cash (net of taxes)and recognize a gain estimated at $15 to $20 million (net of taxes) from the sale. The calculation of the estimated gain includes actual deferred and expected net operating results of the Cable segment from September 30, 1995 until the sale date. (See Note 2 to Consolidated Financial Statements on page F-32 of this Form 10-K for financial and other information related to the discontinued cable operation.)



Pursuant to General Instruction G(3), information regarding executive officers required by Item 401(b) of Regulation S-K is included in Part I of this report.

Executive Officers of the Registrant (as of September 10, 1996)

                                                                     Executive
                                                                      Officer
       Name           Age                    Title                     Since
- -------------------   ---   ---------------------------------------  ---------
E. T. Meredith III     63   Chairman of the Executive Committee of
                              the Board                                 1968
Jack D. Rehm           63   Chairman of the Board and
                              Chief Executive Officer                   1980
William T. Kerr        55   President and Chief Operating Officer       1991
Christopher M. Little  55   President - Publishing Group                1994
Philip A. Jones        52   President - Broadcasting Group              1989
Allen L. Sabbag        52   President - Real Estate Group               1983
Leo R. Armatis         58   Vice President - Corporate Relations        1995
Larry D. Hartsook      53   Vice President - Finance                    1991
Thomas L. Slaughter    42   Vice President - General Counsel
                              and Secretary                             1995


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



Item 2.  Properties

The following is a summary description of significant physical properties owned and leased by the Company and its subsidiaries. The description sets forth the location, approximate size of any building area, acreage of any land owned, expiration date of any lease, and principal activity carried on at the location. In addition, the Company owns or leases transmitter sites and office facilities in approximately 40 locations. All facilities are in good condition and provide suitable and adequate space for the operations currently at each location. However, the Company has begun construction of a 180,000 square foot office building adjacent to its Des Moines corporate headquarters, located at 1716 Locust Street. Upon completion in late calendar year 1997, use of the new facility is expected to increase operational efficiency by enabling all Des Moines employees to be located on a corporate campus. With the exception of the current headquarters facility, the Company plans to sell and discontinue leasing all other Des Moines office locations in fiscal year 1998.

Owned
- -----
                               Area
         Location          (Square Feet)  Acreage       Principal Activity
- -------------------------- -------------  -------   --------------------------

Des Moines, Iowa             354,500        9.0     Publishing and corporate
Des Moines, Iowa              90,000        0.5     Real estate and publishing
Saginaw, Michigan             60,700        0.5     Broadcasting
Fairway, Kansas               58,000        3.2     Broadcasting
Nashville, Tennessee          55,000       11.2     Broadcasting
Phoenix, Arizona              43,000        4.0     Broadcasting
Orlando, Florida              38,000        5.0     Broadcasting
Henderson-Las Vegas, Nevada   31,700        3.5     Broadcasting
Des Moines, Iowa              15,000        0.4     Real estate
Ocala, Florida                12,800        3.5     Broadcasting


Leased
- ------
                              Area
        Location          (Square Feet)   Expires     Principal Activity
- -----------------------   -------------  --------   ------------------------

New York, New York           104,700     12-31-11   Publishing and corporate
Des Moines, Iowa              47,400      1-31-98   Publishing
Roseville, Minnesota          41,000      8-31-98   Cable
Chicago, Illinois             12,500      7-31-00   Publishing



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


Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of stockholders since the last annual meeting held on November 13, 1995.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The principal market for trading the Company's common stock is the New York Stock Exchange (trading symbol MDP). No separate public trading market exists for the Company's class B stock, which is convertible share-for-share at any time into common stock. Holders of each class of common stock receive equal dividends per share.

The range of trading prices for the Company's common stock and the dividends paid during the past two fiscal years are presented below on a per-share basis. Information has been restated to reflect a two-for-one stock split in March 1995.


                               High           Low      Dividends
                              -------       -------    ---------
      Fiscal 1996
        First Quarter         $42 1/2       $23 1/2      $ .10
        Second Quarter         42            34 3/8        .10
        Third Quarter          48 3/4        40 1/8        .11
        Fourth Quarter         48 5/8        39 1/8        .11

     Fiscal 1995
        First Quarter         $24 9/16      $21 1/4      $ .09
        Second Quarter         24 9/16       22 3/16       .09
        Third Quarter          27            22 5/8        .10
        Fourth Quarter         27            24 1/8        .10


Stock of the Company became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. It is anticipated that comparable dividends will continue to be paid.

On August 30, 1996, there were approximately 2,000 holders of record of the Company's common stock and 1,500 holders of record of class B stock.


Item 6.  Selected Financial Data

The information required by this Item is set forth on pages F-2 and F-3 of this Form 10-K and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth on pages F-6 through F-18 of this Form 10-K and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The information required by this Item is set forth on pages F-19 through F-55 of this Form 10-K and is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 11, 1996, under the caption "Election of Directors" and in Part I of this Form 10-K on page 16 under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 11, 1996, under the captions "Compensation of Executive Officers" and "Retirement Programs and Employment Agreements" and in the last two paragraphs under the caption "Board Committees" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 11, 1996, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

There are no reportable relationships or transactions.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth on the Index at page F-1.

   (a)  1. Financial Statements:

          Consolidated Statements of Earnings for the years ended
            June 30, 1996, 1995 and 1994
          Consolidated Balance Sheets as of June 30, 1996 and 1995 Consolidated Statements of Stockholders' Equity for the
            years ended June 30, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows for the years ended
            June 30, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements
          Independent Auditors' Report

  (a) 2. Financial Statement Schedules as of or for each of the three years ended June 30, 1996:

          Schedule I - Condensed Financial Information has been omitted as the information is not materially different than the information presented in the Consolidated Financial Statements contained in this Form 10-K and referenced to above in Item 14.(a)1.
          due to the classification of the Cable segment as a discontinued operation in fiscal year 1996.

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

          3.1 The Company's Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

          3.2 The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

          4.1 Term Loan Agreement among Meredith Corporation, The Northern Trust Company, as agent, and a group of banks dated as of December 19, 1994, is incorporated herein by reference to
               Exhibit 4 to the Company's Current Report on Form 8-K/A-1 dated January 5, 1995.

          4.2 Loan Agreement among Meredith/New Heritage Strategic Partners L.P., The Toronto Dominion Bank, as agent, and a group of banks, as amended, is incorporated herein by reference to
               Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 (the Company's Form 10-Q dated December 31, 1994). Amendment dated March 15, 1996 to the aforementioned loan agreement is incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

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

         10.8 1992 Meredith Corporation Stock Incentive Plan Agreement between the Company and Jack D. Rehm effective August 12, 1992, is incorporated herein by reference to Exhibit 10a(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (the Company's Form 10-Q dated September
               30, 1992). First Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

         10.9 1992 Meredith Corporation Stock Incentive Plan Agreement between the Company and Jack D. Rehm effective August 12, 1992, is incorporated herein by reference to Exhibit 10a(2) to the Company's Form 10-Q dated September 30, 1992. First Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

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

        10.20 Second Amendment to Employment Contract between the Company and Robert A. Burnett, Retired Chairman of the Board of the Company (the Employment Contract). (The Employment Contract is incorporated herein by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended

               June 30, 1988. First amendment to the Employment Contract, dated November 11, 1991, is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.)

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

        (11)   Statement re Computation of Per Share Earnings

        (21)   Subsidiaries of the Registrant

        (23)   Consent of Independent Auditors

        (27)   Financial Data Schedule

  (b) Reports on Form 8-K

          A Form 8-K dated April 19, 1996, was filed in the Company's fourth fiscal quarter reporting that the Company, through its cable venture with New Heritage Associates, had reached an agreement to sell the venture's interest in several suburban Minneapolis/St. Paul cable television systems to Continental Cablevision, Inc.

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

      /s/ Larry D. Hartsook                    /s/ Jack D. Rehm
- ---------------------------------        ------------------------------
        Larry D. Hartsook                Jack D. Rehm, Chairman, Chief
Vice President-Finance (Principal        Executive Officer and Director
Accounting and Financial Officer)        (Principal Executive Officer)

      /s/ E. T. Meredith III                  /s/ William T. Kerr
- ---------------------------------        ------------------------------
        E. T. Meredith III                      William T. Kerr
     Chairman of the Executive             President, Chief Operating
      Committee and Director                  Officer and Director

       /s/ Herbert M. Baum                   /s/ Robert A. Burnett
- ---------------------------------        ------------------------------
    Herbert M. Baum, Director             Robert A. Burnett, Director

      /s/ Pierson M. Grieve                 /s/ Frederick B. Henry
- ---------------------------------        ------------------------------
   Pierson M. Grieve, Director            Frederick B. Henry, Director

       /s/ Joel W. Johnson                     /s/ Robert E. Lee
- ---------------------------------        ------------------------------
    Joel W. Johnson, Director                Robert E. Lee, Director

      /s/ Richard S. Levitt                 /s/ Nicholas L. Reding
- ---------------------------------        ------------------------------
   Richard S. Levitt, Director            Nicholas L. Reding, Director
                           /s/ Barbara S. Uehling
                      ---------------------------------
                       Barbara S. Uehling, Director

Each of the above signatures is affixed as of September 20, 1996.

           Index to Consolidated Financial Statements, Financial
                 Schedules and Other Financial Information





                                                                     Page
                                                                     ----

Selected Financial Data                                              F- 2

Financial Information about Industry Segments                        F- 4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                F- 6

Consolidated Financial Statements:
  Statements of Earnings                                             F-19
  Balance Sheets                                                     F-21
  Statements of Stockholders' Equity                                 F-24
  Statements of Cash Flows                                           F-26
  Notes (including supplementary data)                               F-28

Independent Auditors' Report                                         F-55

Report of Management                                                 F-56



Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts                    F-57












                                     F-l

Selected Financial Data
Meredith Corporation and Subsidiaries

Years Ended June 30                  1996     1995     1994     1993     1992
- -------------------------------------------------------------------------------
                                             ($ in thousands, except per share)
Results of operations
 Total revenues                   $867,137 $829,401 $744,735 $721,944 $699,714
                                  ======== ======== ======== ======== ========
 Earnings from continuing
  operations                      $ 54,657 $ 44,198 $ 32,473 $ 21,441 $    794

  Discontinued operation
  (net of tax)                        (717)  (4,353)  (5,319)  (2,815)     175
 Cumulative effect of change in
  accounting principle(net of tax)      --  (46,160)      --       --   (7,300)
                                  -------- -------- -------- -------- --------
 Net earnings (loss)              $ 53,940 $ (6,315)$ 27,154 $ 18,626 $ (6,331)
                                  ======== ======== ======== ======== ========
Per share information
 Earnings from continuing
  operations                      $   1.94 $   1.59 $   1.15 $   0.70 $   0.03
 Discontinued operation
  (net of tax)                       (0.03)   (0.15)   (0.19)   (0.09)      --
 Cumulative effect of change in
  accounting principle(net of tax)      --    (1.67)      --       --    (0.23)
                                  -------- -------- -------- -------- --------
 Net earnings (loss)              $   1.91 $  (0.23)$   0.96 $   0.61 $  (0.20)
                                  ======== ======== ======== ======== ========

 Dividends paid to stockholders   $   0.42 $   0.38 $   0.34 $  0.32  $  0.32
                                  ======== ======== ======== ======== ========
Financial position at June 30
 Total assets                     $733,773 $743,796 $679,813 $716,716 $739,277
                                  ======== ======== ======== ======== ========
 Long-term obligations
  (including current portion)     $ 71,482 $102,259 $ 10,801 $ 15,867 $ 17,505
                                  ======== ======== ======== ======== ========

General:

Prior years are restated to conform with current-year presentation.

Significant acquisitions occurred in January 1995 with the purchase of WSMV and in September 1992 with the purchase of North Central cable television systems. The Cable segment was classified as a discontinued operation effective September 30, 1995.

Per-share amounts are computed on weighted-average number of shares outstanding for the year.

The data have been adjusted to reflect a two-for-one stock split in March 1995.

Long-term obligations include film rental contracts and Company debt associated with continuing operations.


Earnings from continuing operations (all per-share amounts are post-tax):
Fiscal 1996 includes a gain of $5,898,000, or 12 cents per share, from the sale of three book clubs.

Fiscal 1995 includes interest income of $8,554,000, or 17 cents per share, from the IRS for the settlement of the Company's 1986 through 1990 tax years.

Fiscal 1994 includes non-recurring items of $5,584,000 for broadcasting film write-downs and $1,800,000 for taxes on disposed properties, or a total of 14 cents per share and a gain of $11,997,000, or 28 cents per share, from the disposition of the Syracuse and Fresno television properties.

Fiscal 1992 includes non-recurring items of $12,983,000 for restructuring costs and $13,400,000 for book inventory write-downs and other items, or a total of 51 cents per share.


Discontinued operation:

In fiscal 1996, the Cable segment was classified as a discontinued operation.

Fiscal 1996 reflects cable net losses for the first quarter only. Losses since September 30, 1995, have been deferred as the Company expects to realize a net gain from the sale of cable operations.

Fiscal 1995 includes a post-tax gain of $1,101,000, or 4 cents per share, from the disposition of a cable property.


Changes in accounting principles:

Fiscal 1995 reflects the adoption of Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits."

Fiscal 1992 reflects the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Meredith Corporation and Subsidiaries

Years ended June 30                   1996         1995         1994
- -----------------------------------------------------------------------
                                                         (in thousands)
Revenues
Publishing                          $696,285     $683,331     $622,953
Broadcasting                         145,932      121,690      100,012
Real Estate                           25,303       24,429       21,813
Less: Inter-segment revenues            (383)         (49)         (43)
                                    ---------    ---------    ---------
Total revenues                      $867,137     $829,401     $744,735
                                    =========    =========    =========

Operating profit
Publishing                          $ 64,107     $ 48,636     $ 45,678
Broadcasting                          52,311       41,883       19,189
Real Estate                            3,496        2,298        1,914
Unallocated corporate expense        (22,409)     (20,115)     (20,905)
                                    ---------    ---------    ---------
Income from operations                97,505       72,702       45,876

  Gain on dispositions                 5,898          --        11,997
  Interest income                      2,183       10,913        1,835
  Interest expense                    (5,530)      (4,019)        (306)
                                    ---------    ---------    ---------

Earnings from continuing operations
 before income taxes                $100,056     $ 79,596     $ 59,402
                                    =========    =========    =========

Identifiable assets
Publishing                          $299,627     $341,652     $413,605
Broadcasting                         282,849      261,643       94,010
Real Estate                           11,013       11,479       10,057
Unallocated corporate                 52,233       40,925       71,562
                                    ---------    ---------    ---------
Assets of continuing operations      645,722      655,699      589,234

Net assets of discontinued
 operations                           88,051       88,097       90,579
                                    ---------    ---------    ---------
Total assets                        $733,773     $743,796     $679,813
                                    =========    =========    =========

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Meredith Corporation and Subsidiaries

Years ended June 30                   1996         1995         1994
- -----------------------------------------------------------------------
                                                         (in thousands)

Depreciation/amortization
Publishing                          $ 10,126     $ 10,192     $ 10,418
Broadcasting                          10,909        6,903        4,551
Real Estate                              477          465          520
Unallocated corporate                  3,618        1,457        1,453
                                    ---------    ---------    ---------
Total depreciation/amortization     $ 25,130     $ 19,017     $ 16,942
                                    =========    =========    =========

Capital expenditures
Publishing                          $  2,397     $  2,087     $  4,329
Broadcasting                           7,736        8,465        2,808
Real Estate                              605          158          552
Unallocated corporate                 19,135        2,574        1,554
                                    ---------    ---------    ---------
Total capital expenditures          $ 29,873     $ 13,284     $  9,243
                                    =========    =========    =========

Prior-year financial information about industry segments has been restated to reflect the current-year classification of the Company's Cable segment as a discontinued operation. Prior-year Broadcasting segment revenues have been restated to conform with the current-year presentation. The Broadcasting segment revenue restatement had no effect on reported segment operating profit.

See pages 2 through 15 of this Form 10-K for description of revenue sources.

Operating profit for industry segment reporting is revenues less operating costs for continuing operations and does not include gains on dispositions, interest income and expense, or unallocated corporate expense, which is primarily corporate staff and miscellaneous expenses.

Fiscal 1995 Publishing segment operating profit was reduced by $5.1 million due to a change in accounting principle related to subscription acquisition costs.

Identifiable assets include intangibles, fixed and all other assets identified with each segment. Unallocated corporate assets consist primarily of cash and cash items and miscellaneous assets not assignable to one of the segments.

Fiscal 1996 unallocated corporate identifiable assets and capital expenditures included spending for equipment and leasehold improvements related to the New York City office consolidation and construction-in-progress for the new Des Moines office building.

Fiscal 1996 unallocated corporate depreciation/amortization included an approximate $2 million reduction in goodwill arising from a 1988 acquisition.

See Management's Discussion and Analysis on pages F-6 through F-18 for discussion of significant factors affecting comparability.




        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Note: All per-share amounts are computed on a post-tax basis and all note references are to the Notes to Consolidated Financial Statements.


                            Significant Events
Fiscal 1996
- -----------

The Company formalized plans to sell all of its ownership interests in cable television systems and therefore classified its Cable segment as a discontinued operation effective September 30, 1995. In April 1996, the Meredith/New Heritage Partnership, of which the Company indirectly owns 96 percent, announced the signing of an agreement to sell its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. (Strategic Partners) to its minority partner, Continental Cablevision, Inc. Pending approvals, the sale is expected to close in the second quarter of fiscal 1997. This sale will complete the Company's exit from the cable television business. Meredith Corporation expects to record a net gain of approximately $15 to $20 million after taxes from the sale. Accordingly, the Company's share of cable's net loss since September 30, 1995, has been deferred.

In July 1995, the Company announced an alliance with The Reader's Digest Association, Inc., granting Reader's Digest the rights for direct-response marketing of certain Meredith-trademarked products. In December 1995, the Company sold to Book-of-the-Month Club, Inc., the accounts receivable, membership lists and product inventory of three book clubs: Better Homes and Gardens Crafts Club, Better Homes and Gardens Cook Book Club and Country Homes and Gardens Book Club. These actions resulted in a significantly smaller book publishing operation, with a primary focus on the sale of books through retail marketing channels.

In January 1996, the Company acquired the assets of WOGX, a FOX network affiliate serving Ocala/Gainesville, Fla., the 167th-ranked television market.



Fiscal 1995
- -----------

In January 1995, the Company acquired the assets of WSMV, an NBC network affiliate in Nashville, Tenn., for $159.0 million. WSMV serves the 33rd-ranked television market in the United States.

In fiscal 1995, two of the Company's broadcast television stations became CBS affiliates. KPHO-Phoenix, which was previously an independent station, affiliated with CBS in September 1994. WNEM-Flint/Saginaw, formerly an NBC affiliate, joined CBS in January 1995.

The Company recorded a non-cash charge of $46.2 million post-tax, or $1.67 per share, in fiscal 1995 for the cumulative effect of a change in accounting principle related to subscription acquisition costs (Note 3).



Fiscal 1994
- -----------

In December 1993, the Company sold two broadcast television stations: WTVH-Syracuse and KSEE-Fresno.


                                    Other

The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in fiscal 1997. Management believes its adoption will not have a material effect on the results of operations or financial position of the Company. In addition, SFAS No. 123, "Accounting for Stock-Based Compensation," becomes effective in fiscal 1997. The Company will retain the current accounting method for stock-based compensation plans and will provide the necessary disclosure as required by SFAS No. 123 in fiscal 1997. See Note 1 for further explanation of these accounting principles.

                             Results of Operations
Consolidated
- ------------

     Years ended June 30               1996           1995           1994
     -------------------             --------       --------       --------
                                            (in thousands, except per share)

     Total revenues                  $867,137       $829,401       $744,735
                                     ========       ========       ========
     EBITDA                          $122,635       $ 91,719       $ 70,202
                                     ========       ========       ========

     Income from operations          $ 97,505       $ 72,702       $ 45,876
                                     ========       ========       ========
     Earnings from
       continuing operations         $ 54,657       $ 44,198       $ 32,473
                                     ========       ========       ========

       Excluding special items       $ 51,278       $ 39,451       $ 28,263
                                     ========       ========       ========

     Net earnings (loss)             $ 53,940       $ (6,315)      $ 27,154
                                     ========       ========       ========
     Per Share:
     Earnings from
       continuing operations         $   1.94       $   1.59       $   1.15
                                     ========       ========       ========

       Excluding special items       $   1.82       $   1.42       $   1.01
                                     ========       ========       ========

     Net earnings (loss)             $   1.91       $   (.23)      $    .96
                                     ========       ========       ========

EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization, excluding special items: gains on dispositions, IRS interest income and non-recurring items.

Earnings from continuing operations were affected by the following special items (all amounts are post-tax):

Fiscal 1996
- -----------
   A gain of $3.4 million (12 cents per share) from the disposition of three book clubs in December 1995 (Note 9).

Fiscal 1995
- -----------

   Interest income of $4.7 million (17 cents per share) from the Internal Revenue Service (IRS) (Note 5).


Fiscal 1994
- -----------

   A gain of $8.2 million (28 cents per share) from the dispositions of the Syracuse and Fresno television properties in December 1993 (Note 9); and a non-recurring charge of $4.0 million (14 cents per share) for the write-down of broadcasting film assets at KPHO-Phoenix and a reserve for taxes on disposed properties (Note 4).


Fiscal 1996 v. 1995 - Net earnings of $53.9 million, or $1.91 per share, were recorded in fiscal 1996 compared to a net loss of $6.3 million, or 23 cents per share, in fiscal 1995. The net loss in fiscal 1995 reflected a $46.2 million non-cash charge for the cumulative effect of a change in accounting principle. Fiscal 1996 earnings per share from continuing operations increased 22 percent. Exclusive of the special items previously identified, the Company reported a 28 percent per-share increase, which included improved results in all of the Company's continuing businesses.

Fiscal 1996 revenues increased 5 percent. Increases in magazine and broadcasting advertising revenues were partially offset by lower revenues from book operations, due to the alliance with Reader's Digest and the sale of the book clubs. Fiscal 1996 included 12 months of revenues from WSMV-Nashville versus six months in fiscal 1995.

EBITDA and income from operations each increased 34 percent. The operating profit margin rose from 8.8 percent of revenues in fiscal 1995 to 11.2 percent in fiscal 1996. Lower selling, general and administrative expenses, in total and as a percentage of revenues, were the primary factor in the margin improvement. The decline was due to downsizing in the book operations.

Operating costs and expenses were $769.6 million in fiscal 1996 compared with $756.7 million in the prior year. The increase primarily reflected higher paper expenses for magazines (due to price and volume increases) and a full year of operating expenses for WSMV-Nashville. Depreciation and amortization expenses increased due to a full year of amortization of intangibles arising from the WSMV-Nashville acquisition and an adjustment of approximately $2 million to goodwill arising from a 1988 acquisition. These increases in expenses were partially offset by lower expenses in book operations due to downsizing.

Net interest expense (excluding fiscal 1995 IRS interest income) rose to $3.3 million in fiscal 1996 from $1.7 million in the prior year due to debt incurred for the purchase of WSMV-Nashville in January 1995.

The Company's effective tax rate was 45.4 percent compared with 44.5 percent in fiscal 1995. The increase in the current-year rate reflected the non-deductible adjustment to goodwill recorded in fiscal 1996.

Fiscal 1995 v. 1994 - A non-cash charge for the cumulative effect of a change in accounting principle caused the Company to record a net loss of $6.3 million, or 23 cents per share, in fiscal 1995. This compares to net earnings of $27.2 million, or 96 cents per share, in fiscal 1994. Per share earnings from continuing operations increased 38 percent in fiscal 1995. Exclusive of the special items previously noted, earnings per share increased 41 percent. The improvement was due primarily to increased operating profits in the Company's broadcasting and magazine businesses.

Revenues increased 11 percent in fiscal 1995. The growth was due primarily to higher magazine and broadcasting advertising revenues. Increases in magazine circulation and custom publishing revenues also contributed. Fiscal 1995 included six months of revenues from WSMV-Nashville while fiscal 1994 included six months of revenues from WTVH-Syracuse and KSEE-Fresno (television stations sold in December 1993). Excluding these ownership changes, the revenue increase remained at 11 percent.

EBITDA increased 31 percent, and income from operations increased 58 percent in fiscal 1995. EBITDA increased due to the notable improvement in operating results. The operating profit margin rose from 6.2 percent (7.2 percent excluding the non-recurring charge) in fiscal 1994 to 8.8 percent in fiscal 1995. Lower selling, general and administrative expenses as a percentage of revenues in the Publishing segment were the primary factor in the margin improvement.

Operating costs and expenses were $756.7 million in fiscal 1995 compared with $691.5 million (exclusive of the non-recurring charge) in fiscal 1994. The increase reflects higher paper, manufacturing and delivery expenses for magazines (due to volume and price increases), increased magazine circulation expenses (including the impact of the change in accounting principle on fiscal 1995 operating costs) and higher payroll and related costs (due to additional staff in new fiscal 1995 operations and annual merit increases).

The Company reported net interest expense (excluding IRS interest income) of $1.7 million in fiscal 1995 compared to net interest income of $1.5 million in fiscal 1994. The difference was primarily due to debt incurred for the purchase of WSMV-Nashville in January 1995.

The Company's effective tax rate was 44.5 percent in fiscal 1995 compared with
45.3 percent in fiscal 1994. The fiscal 1995 provision benefited from increased operating earnings, which lessened the effect of non-deductible items on the overall tax rate. The fiscal 1994 provision benefited from a favorable tax rate on the gain on disposition of two television stations. This was partially offset by the unfavorable impact of the federal corporate tax rate increase on the Company's deferred tax liabilities.

Publishing
- ----------

     Years ended June 30               1996           1995           1994
     -------------------             --------       --------       --------
     Revenues                                                 (in thousands)
     ---------
       Magazine advertising          $308,959       $276,312       $236,814
       Magazine circulation           272,406        269,029        257,453
       Consumer book                   56,481         86,568         86,040
       Other                           58,439         51,422         42,646
                                     --------       --------       --------
     Total revenues                  $696,285       $683,331       $622,953
                                     ========       ========       ========

     Operating profit                $ 64,107       $ 48,636       $ 45,678
                                     ========       ========       ========

Fiscal 1996 v. 1995 - Total revenues increased 2 percent from fiscal 1995. Magazine advertising revenues grew 12 percent, primarily due to the strength of Better Homes and Gardens, the Company's largest circulation title. Better Homes and Gardens magazine's ad pages increased 10 percent and the average revenue per page was 6 percent above the prior year. Advertising revenues from new custom publishing projects also contributed to the overall increase. In addition, Country Home, Traditional Home and Golf for Women magazines each reported double-digit percentage gains in ad revenues, due to a combination of increased ad pages and higher revenues per page. Magazine circulation revenues increased slightly in fiscal 1996. An increased volume of newsstand sales of Better Homes and Gardens Special Interest Publications and the introduction of several new craft titles were offset by lower subscription revenues at Ladies' Home Journal and Country America magazines and the closing of several other craft/woodworking titles. Rate base reductions led to the decline in subscription revenues at Ladies' Home Journal and Country America. Consumer book revenues declined 35 percent due to the mid-year sale of three book clubs and significantly lower sales volumes in the direct-response operations due to the Reader's Digest alliance. Other publishing revenues (including premiums, periodicals, contract print production, list rentals and ancillary products) increased 14 percent, primarily due to an increase in contract print production volumes.

Operating profit was up 32 percent due to improved operating results from book publishing and the fourth consecutive year of record operating profit from magazine publishing. Better Homes and Gardens led the magazine operations to a 14 percent increase in operating profit despite higher paper prices, which averaged more than 20 percent higher than the prior year. Increased advertising revenues and lower subscription acquisition expenses, due to fewer new prospect mailings, fueled the record operating profit performance of Better Homes and Gardens. Also contributing to the magazine operating profit improvement were lower magazine start-up costs and increased operating profits from WOOD, Golf for Women and a group of small craft titles. The reduction in new magazine start-up costs reflected the fiscal 1995 introduction of home garden magazine. The Company discontinued publication of home garden late in fiscal 1996 when projections for its long-term performance did not meet Company goals.

The operating results of Ladies' Home Journal, the Company's second largest circulation title, and Country America were lower in fiscal 1996. Increases in paper and postage costs led to the decisions to reduce each of these titles' advertising rate bases by 10 percent in fiscal 1996. Traditional Home and Successful Farming magazines also reported lower operating profits in fiscal 1996. The decline at Traditional Home reflected higher subscription acquisition costs related to a 7 percent rate base increase. Successful Farming magazine's operating profit was held down by costs associated with the start-up of Successful Farming @griculture Online and lower advertising revenues due to fewer ad pages.

The Company's book business reported its first operating profit since fiscal 1990. The effects of downsizing, including reduced payroll and related costs, favorable adjustments to inventory reserves and reduced operating losses in the direct-response business, led to the improvement. As expected, expenses related to discontinuing the Company's direct-response marketing efforts were offset by payments received from the Reader's Digest alliance. This alliance is still in the testing phase and future royalties are not expected to have a material impact on financial results in the near term. The actions taken in fiscal 1996 are expected to result in a book business focused primarily on retail, that is smaller in terms of revenues, but will consistently contribute to the Company's operating profit.

Revenues and operating profit from the Company's brand licensing agreements with Wal-Mart Stores, Inc., increased in fiscal 1996 due to higher license fees from the Better Homes and Gardens' Garden Centers, along with a new crafts licensing agreement. Wal-Mart stores began to offer Better Homes and Gardens Floral & Nature Crafts branded merchandise in January 1996.

Paper and postage are significant expenses, accounting for approximately one-third of the Publishing segment's operating costs. The Company's average paper prices were more than 20 percent higher in fiscal 1996 due to paper price increases in fiscal 1995 and the first half of fiscal 1996. The price increases reflected a tightening of the paper market due to strong demand and a relatively fixed level of supply. By mid-year, the market softened and prices began to moderate. At June 30, 1996, paper prices were approximately 4 percent higher than a year earlier. Since June 30, 1996, major paper suppliers have announced further price reductions. However, price increases may occur later in fiscal 1997. Postage costs increased due to a full year impact of the January 1995 rate increase. The next major postal rate adjustment is expected in fiscal 1998.

Fiscal 1995 v. 1994 - Revenues increased 10 percent from fiscal 1994. Magazine advertising revenues grew 17 percent, primarily due to strong advertising page gains by most magazines. Better Homes and Gardens and Ladies' Home Journal, the Company's two largest circulation titles, reported ad page increases of 13 percent and 6 percent, respectively. Traditional Home, WOOD, Golf for Women and the Better Homes and Gardens Special Interest Publications all reported double-digit percentage gains in ad pages. Magazine circulation revenues increased 4 percent, primarily due to higher revenues from new fiscal 1995 titles (including Crayola Kids, Better Homes and Gardens Floral & Nature Crafts and home garden) and increased volume of newsstand sales of the Better Homes and Gardens Special Interest Publications. Consumer book revenues increased slightly, as higher sales volumes in retail marketing more than offset lower sales volumes in the direct-response operations. Other publishing revenues were up due to a significant increase in new fiscal 1995 custom publishing business.

Operating profit increased 6 percent from fiscal 1994 despite the unfavorable effect of the subscription accounting change on operating results. Excluding that impact, operating profit was up 18 percent, largely due to the strong performance of magazine operations, led by the Company's flagship, Better Homes and Gardens magazine. Advertising revenue growth fueled the operating profit performances of Better Homes and Gardens, Ladies' Home Journal, Traditional Home, WOOD, Successful Farming, Country Home and Midwest Living magazines and the Company's lineup of Better Homes and Gardens Special Interest Publications. Partially offsetting these improvements were increases in paper and postage costs, increased costs for fiscal 1995 magazine start-ups and expansion in the custom publishing area. The increase in new-title start-up costs primarily reflected costs associated with a bimonthly gardening magazine, home garden, introduced in the third quarter of fiscal 1995.

An increased operating loss was reported by book operations due to increased investment in the acquisition of new book club members and lower volumes and higher promotion costs in direct-response operations. Partially offsetting these declines was higher operating profit from retail marketing, due to increased sales volumes and lower product return rates.

A full year's operating results from the Company's garden licensing agreement with Wal-Mart Stores, Inc., were reflected in fiscal 1995 segment operating profit versus six months of results in fiscal 1994.

The prices paid for paper purchased, a significant expense to the Company, increased approximately 30 percent during fiscal 1995, largely due to strong demand and a relatively fixed level of supply. A postal rate increase occurred in January 1995, raising the Company's postage costs by approximately 13 percent on an annualized basis.


Broadcasting
- ------------

     Years ended June 30               1996           1995           1994
     -------------------             --------       --------       --------
                                                              (in thousands)
     Revenues
     --------
       Advertising                   $137,964       $116,460       $ 95,525
       Other                            7,968          5,230          4,487
                                     --------       --------       --------
     Total revenues                  $145,932       $121,690       $100,012
                                     ========       ========       ========
     Operating profit                $ 52,311       $ 41,883       $ 19,189
                                     ========       ========       ========

     Prior years' revenues have been restated to conform with the current-year presentation.

Fiscal 1996 v. 1995 - Revenues increased 20 percent in fiscal 1996. An additional six months of revenues from WSMV-Nashville, acquired in January 1995, was the primary reason for the increase. Revenues from WOGX-Ocala/ Gainesville, acquired in January 1996, also contributed. Revenues of comparable operations increased 4 percent from the prior year due to higher advertising revenues at WOFL-Orlando, KPHO-Phoenix and WSMV-Nashville. WOFL-Orlando and WSMV-Nashville benefited from higher spot rates due to increased local market demand for television advertising. The improvement at KPHO-Phoenix was primarily due to a full year as a CBS affiliate in fiscal 1996. Advertising revenues were down at WNEM-Flint/Saginaw. Management believes the decline was primarily due to the station's change in affiliation from NBC to CBS in January 1995.

Operating profit increased 25 percent from the prior year largely due to an additional six months of operating profit from WSMV-Nashville. Excluding that impact and the operating profit of newly acquired WOGX-Ocala/Gainesville, operating profit was up 6 percent. The primary factors in the improvement were the revenue-related increase at WSMV-Nashville, increased revenues and lower programming expense at KPHO-Phoenix and favorable administrative expenses. Operating profit was down slightly at WOFL-Orlando due to the write-down of certain film assets as a result of the planned introduction of local news programming in fiscal 1997. Operating profits also declined at WNEM-Flint/ Saginaw and KCTV-Kansas City. The decline at WNEM-Flint/Saginaw was primarily revenue-related. Higher programming costs were largely responsible for the decline at KCTV-Kansas City.

Fiscal 1995 v. 1994 - Revenues increased 22 percent in fiscal 1995, including six months of revenues from newly acquired WSMV-Nashville. Fiscal 1994 included six months of revenues from two television stations sold in December 1993. Revenues at the five comparable stations increased 17 percent due to strong local and national advertising revenues. Improved market demand for television advertising led to higher spot rates and increased ad revenues at all stations. KPHO-Phoenix experienced the largest revenue increase, primarily due to its September 1994 affiliation with the CBS network.

Operating profit increased 118 percent from fiscal 1994. Excluding the non-recurring item from fiscal 1994 (a film write-down of $5.6 million at KPHO-Phoenix related to its CBS affiliation), operating profit increased 69 percent. Increased ad revenues, lower programming expenses and the inclusion of WSMV-Nashville operations for six months were the primary factors in the improvement. Operating profits at the five comparable stations, excluding the non-recurring item from fiscal 1994, increased 48 percent, as all stations reported significant improvements. As with revenues, KPHO-Phoenix reported the largest percentage improvement in operating profit. The decline in programming expense was due to increased use of first-run syndicated programming and the fiscal 1994 film write-down at KPHO-Phoenix. Fiscal 1994 segment operating profit included a favorable adjustment to accrued music license fees resulting from the broadcast industry's settlement with ASCAP/BMI (American Society of Composers, Authors & Publishers and Broadcast Music Industry).


Real Estate
- -----------

     Years ended June 30               1996           1995           1994
     -------------------             --------       --------       --------
                                                              (in thousands)

     Total revenues                  $ 25,303       $ 24,429       $ 21,813
                                     ========       ========       ========

     Operating profit                $  3,496       $  2,298       $  1,914
                                     ========       ========       ========

Fiscal 1996 v. 1995 - Led by higher transaction fee revenues and the signing of a master franchise agreement in Thailand, revenues increased 4 percent in fiscal 1996. The growth in transaction fee revenues generated by members' residential home sales volume primarily reflected record membership levels. Operating profit increased 52 percent largely due to the revenue increase.

Fiscal 1995 v. 1994 - Higher transaction fee revenues and increased product and publication sales volumes led to a 12 percent increase in revenues in fiscal 1995. The increase in transaction fees reflected continued strength in existing home sales and an increase in the number of member firms. Increased revenues also were the primary factor in a 20 percent operating profit increase.


Discontinued Operation
- -----------------------

Fiscal 1996 v. 1995 - Revenues from the discontinued cable operation increased slightly to $51.8 million, despite the March 1995 sale of the smaller of Strategic Partners' two cable television properties. Revenues of the remaining cable television system in Minnesota increased 15 percent due to an increase in the number of subscribers, along with subscriber rate increases. The discontinued cable operation reported a net loss of $1.1 million for fiscal 1996 versus a net loss of $5.5 million in fiscal 1995 (excluding the gain on disposition). The improvement reflected a revenue-related increase in operating profit and lower interest expense. Net interest expense was lower in fiscal 1996 due to principal payments that reduced outstanding debt. (Note:
The fiscal 1996 Consolidated Statement of Earnings includes a net loss of $.7 million through September 30, 1995, the date the cable operation was classified as discontinued. Results since that date have been deferred as the Company expects to record a net gain on the sale of its remaining cable interests in fiscal 1997.)


Fiscal 1995 v. 1994 - On March 9, 1995, Strategic Partners sold its cable television system in North Dakota, the smaller of its two cable television properties, of which the Company indirectly owned approximately 70 percent. Revenues of the remaining cable television system in Minnesota increased 4 percent as subscriber growth more than offset the negative effects of federally mandated subscriber rate rollbacks. After interest expense, the cable television operations experienced a net loss comparable to the fiscal 1994 loss. Operating profit declined due to the sale of the North Dakota system; however, this decrease was offset by lower interest expense, which resulted in the comparable net loss. Proceeds from the sale of the North Dakota system were used to reduce Strategic Partners' outstanding bank debt, as required by its loan agreement.

                        Liquidity and Capital Resources

Cash and cash equivalents increased by $2.0 million in fiscal 1996 compared to a decrease in cash of $19.7 million in fiscal 1995. The Company's primary source of cash continues to be cash provided by operating activities, which increased 63 percent in fiscal 1996 to $106.7 million. The increase reflected higher operating income and a reduction in working capital in fiscal 1996. The reduction in working capital primarily related to receipt of the Ladies' Home Journal income tax settlement and lower levels of trade accounts receivable. Other changes in net cash provided related largely to business acquisitions and dispositions. The fiscal 1995 decreases in subscription acquisition costs and deferred income taxes reflected the recognition of the cumulative effect of the change in accounting principle as of July 1, 1994, which had no effect on cash.

The decreases in accounts receivable, inventories, and supplies and prepayments on the Consolidated Balance Sheets at June 30, 1996, were due primarily to the downsizing in book operations. The increase in property, plant and equipment at June 30, 1996, primarily reflected purchases of broadcasting technical equipment and equipment/leasehold improvements related to the New York City office consolidation.

Company debt associated with continuing operations, incurred for the acquisition of WSMV-Nashville, totaled $50.0 million at June 30, 1996. In addition to the required debt payment of $15.0 million in fiscal 1996, the Company prepaid $10.0 million in August 1995 and $15.0 million in February 1996. The loan agreement requires annual and/or semi-annual payments through June 1, 1998, the final payment date. The Company's operating cash flows are expected to provide adequate funds for debt and interest payments.

In fiscal 1996, the Company spent $29.6 million for the repurchase on the open market of 691,000 shares of Meredith Corporation common stock. This compares with spending of $3.8 million for 168,000 shares (adjusted for the March 1995 stock split) in the prior year. As of June 30, 1996, approximately 309,000 shares could be repurchased under an existing authorization by the Board of Directors. In August 1996, the Board authorized the repurchase of up to 1 million additional shares subject to market conditions. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting.


On January 29, 1996, the Board of Directors increased the quarterly dividend by 10 percent, or 1 cent per share, to 11 cents per share effective with the dividend payable on March 15, 1996. On an annual basis, this increase will result in the payment of approximately $1.1 million in additional dividends, at the current number of shares outstanding. Dividends paid in fiscal 1996 were $11.5 million (42 cents per share) compared with $10.4 million (38 cents per share) in fiscal 1995.

Capital expenditures for continuing operations increased to $29.9 million, more than double fiscal 1995 spending of $13.3 million. The increase primarily reflected spending for leasehold and other improvements to relocated office facilities in New York City and construction of a new office building in Des Moines. The New York project, which cost approximately $11 million, is substantially complete and employees have moved into their new location. The new office building and related improvements in Des Moines are expected to cost approximately $40 million. Fiscal 1996 spending for this project totaled approximately $7 million. The balance will occur in fiscal 1997 and 1998. Funds for the new Des Moines building and other capital expenditures are expected to be provided by cash from operating activities. The Company has made no other material commitments for capital expenditures.

At this time, management expects that cash on hand, internally generated cash flow and short-term bank debt under existing bank lines of credit will provide funds for working capital requirements and any additional cash needs (e.g., cash dividends, stock repurchases) for foreseeable periods. At June 30, 1996, Meredith Corporation had unused committed lines of credit totaling $30.0 million. The Company does not expect the need for any long-term source of cash to meet working capital requirements.


Discontinued Operation
- ----------------------

At June 30, 1996, Strategic Partners' debt totaled $86.3 million. Required financial ratio tests, as amended, were met at June 30, 1996. Strategic Partners' debt is non-recourse to Meredith Corporation. The loan agreement has provisions which restrict additional debt and investments and prohibit payments of dividends or distributions except for specified payments under certain conditions not causing a default under the loan agreement. Borrowings are secured by the assets of Strategic Partners totaling approximately $217 million at June 30, 1996. Restricted net assets of Strategic Partners included in the Company's Consolidated Balance Sheet at June 30, 1996, totaled $88.1 million. These restrictions have no effect on the Company's ability to meet its cash obligations.

On March 15, 1996, Strategic Partners and the banks amended the aforementioned loan agreement to reflect the intended sale of all of its cable television systems. Significant amended terms and provisions related to the maturity date. All borrowings outstanding under the loan agreement are now due on the earlier of December 31, 1996, or the date of sale of Strategic Partners' cable television systems, expected to occur in the fiscal 1997 second quarter. Meredith Corporation expects to receive approximately $115 million to $120 million (after taxes) in cash from the sale. Management intends to use the proceeds to pay off existing Company debt, fund Company stock repurchases and for other operational needs.

Financial Statements and Supplementary Data

Consolidated Statements of Earnings
Meredith Corporation and Subsidiaries

Years ended June 30                      1996           1995           1994
- -------------------------------------------------------------------------------
                                           (in thousands, except per share)
Revenues (less returns and allowances):
  Advertising                         $446,923        $392,772        $332,339
  Circulation                          272,406         269,029         257,453
  Consumer books                        56,481          86,568          86,040
  All other                             91,327          81,032          68,903
                                      ---------       ---------       ---------
Total revenues                         867,137         829,401         744,735
                                       --------       ---------       ---------
Operating costs and expenses:
  Production, distribution and edit    366,408         345,025         311,343
  Selling, general and administrative  378,094         392,657         363,190
  Depreciation and amortization         25,130          19,017          16,942
  Non-recurring items                       --              --           7,384
                                      ---------       ---------       ---------
Total operating costs and expenses     769,632         756,699         698,859
                                      ---------       ---------       ---------
Income from operations                  97,505          72,702          45,876
  Gain on dispositions                   5,898              --          11,997
  Interest income - IRS settlement          --           8,554              --
  Interest income                        2,183           2,359           1,835
  Interest expense                      (5,530)         (4,019)           (306)
                                      ---------       ---------       ---------
Earnings from continuing operations
 before income taxes                   100,056          79,596          59,402

  Income taxes                          45,399          35,398          26,929
                                      ---------       ---------       ---------
Earnings from continuing operations     54,657          44,198          32,473

Discontinued operation (Note 2):
  Loss from cable operations              (717)         (5,454)         (5,319)
  Gain on disposition                       --           1,101              --
                                      ---------       ---------       ---------
Earnings before cumulative effect of
 change in accounting principle         53,940          39,845          27,154
Cumulative effect of change in
 accounting principle                       --         (46,160)             --
                                      ---------       ---------       ---------
Net earnings (loss)                   $ 53,940        $ (6,315)       $ 27,154
                                      =========       =========       =========

Meredith Corporation and Subsidiaries




Years ended June 30                      1996           1995           1994
- -------------------------------------------------------------------------------
                                           (in thousands, except per share)

Net earnings (loss) per share:

Earnings from continuing operations   $   1.94        $   1.59        $   1.15

Discontinued operation                   (0.03)          (0.15)          (0.19)

Cumulative effect of change in
  accounting principle                      --           (1.67)             --
                                      ---------       ---------       ---------
Net earnings (loss) per share         $   1.91        $  (0.23)       $   0.96
                                      =========       =========       =========

Average shares outstanding              28,173          27,754          28,365
                                      =========       =========      ==========










See accompanying Notes to Consolidated Financial Statements.

See Note 3 for pro forma effects in 1995 and 1994 of change in accounting principle on selected statements of earnings items.

Consolidated Balance Sheets
Meredith Corporation and Subsidiaries


Assets                                    June 30   1996         1995
- -----------------------------------------------------------------------
                                                   (in thousands)
Current assets:
Cash and cash equivalents                        $ 13,801     $ 11,825

Accounts receivable                               100,650      115,362
Less allowances for doubtful accounts and returns (11,202)     (17,171)
                                                 ---------    ---------
Net receivables                                    89,448       98,191

Inventories                                        31,185       46,781
Supplies and prepayments                            8,104       23,774
Film rental costs                                  10,321        4,423
Deferred income taxes                               8,930         --
Subscription acquisition costs                     48,887       65,604
                                                 ---------    ---------
Total current assets                              210,676      250,598

Property, plant and equipment:
  Land and improvements                             5,032        4,951
  Buildings and improvements                       49,717       49,780
  Machinery and equipment                         112,526      100,485
  Leasehold improvements                            7,667        4,514
  Construction in progress                          7,913        4,217
                                                 ---------    ---------
Total property, plant and equipment               182,855      163,947
  Less accumulated depreciation                  (102,856)    (101,506)
                                                 ---------    ---------
Net property, plant and equipment                  79,999       62,441

Net assets of discontinued operation               88,051       88,097
Subscription acquisition costs                     46,745       34,957
Film rental costs                                   6,816        3,777
Other assets                                       19,043       21,290
Goodwill and other intangibles
(at original cost less accumulated amortization
of $67,627 in 1996 and $55,147 in 1995)           282,443      282,636
                                                 ---------    ---------
Total assets                                     $733,773     $743,796
                                                 =========    =========

See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries





Liabilities and Stockholders' Equity      June 30   1996         1995
- -----------------------------------------------------------------------
                                      (in thousands, except share data)
Current liabilities:
Current portion of long-term debt                $ 15,000     $ 15,000
Current portion of long-term film
 rental contracts                                  13,063        7,290
Accounts payable                                   42,085       48,601
Accruals:
  Taxes, including income taxes                     8,042        8,279
  Compensation & benefits                          24,150       23,365
  Distribution expenses                            15,678       10,571
  Other expenses                                   21,088       15,001
                                                 ---------    ---------
  Total accruals                                   68,958       57,216

Unearned subscription revenues                    140,401      150,927
                                                 ---------    ---------
Total current liabilities                         279,507      279,034

Long-term debt                                     35,000       75,000
Long-term film rental contracts                     8,419        4,969
Unearned subscription revenues                     97,811       96,381
Deferred income taxes                              25,510       18,492
Other deferred items                               25,962       28,870
                                                 ---------    ---------
Total liabilities                                 472,209      502,746
                                                 ---------    ---------

Meredith Corporation and Subsidiaries


Liabilities and Stockholders' Equity      June 30   1996         1995
- -----------------------------------------------------------------------
                                      (in thousands, except share data)

Stockholders' equity:
Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued           --           --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 20,380,437 shares in 1996
  (excluding 12,207,776 shares held in treasury)
  and 20,579,565 shares in 1995 (excluding
  11,601,465 shares held in treasury)              20,380       20,580
Class B stock, par value $1 per share,
  convertible to common stock
   Authorized 15,000,000 shares; issued and
   outstanding 6,568,583 shares in 1996
   and 6,905,062 shares in 1995                     6,569        6,905
Additional paid-in-capital                           --            873
Retained earnings                                 236,903      216,485
Unearned compensation                              (2,288)      (3,793)
                                                 ---------    ---------
Total stockholders' equity                        261,564      241,050
                                                 ---------    ---------
Total liabilities and stockholders' equity       $733,773     $743,796
                                                 =========    =========













See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Meredith Corporation and Subsidiaries

                                             Add'l            Unearned
                            Common  Class B Paid-in Retained  Compensa-
(in thousands)               Stock   Stock  Capital Earnings    tion    Total
- -------------------------------------------------------------------------------
Balance at June 30, 1993    $11,130  $3,704  $   -- $272,090  ($2,828)$284,096
- -------------------------------------------------------------------------------

Net earnings                     --      --      --   27,154       --   27,154
Stock issued under various
  incentive plans,
  net of forfeitures             76       3   2,644       --   (1,112)   1,611
Purchase of Company stock    (1,192)     --  (3,020) (42,650)      --  (46,862)
Conversion of class B to
  common stock                  105    (105)     --       --       --       --
Dividends paid, 34 cents
 per share
    Common stock                 --      --      --   (7,194)      --   (7,194)
    Class B stock                --      --      --   (2,483)      --   (2,483)
Restricted stock amortized
  to operations                  --      --      --       --    1,063    1,063
Other                            --      --     376       --       --      376
- -------------------------------------------------------------------------------
Balance at June 30, 1994     10,119   3,602      --  246,917   (2,877) 257,761
- -------------------------------------------------------------------------------

Net (loss)                       --      --      --   (6,315)      --   (6,315)
Stock issued under various
  incentive plans,
  net of forfeitures            115       4   4,497       --   (2,215)   2,401
Purchase of Company stock       (84)     --  (3,675)      --       --   (3,759)
Conversion of class B to
  common stock                  220    (220)     --       --       --       --
Two-for-one stock split      10,210   3,519      --  (13,729)      --       --
Dividends paid, 38 cents
 per share
    Common stock                 --      --      --   (7,697)      --   (7,697)
    Class B stock                --      --      --   (2,691)      --   (2,691)
Restricted stock amortized
  to operations                  --      --      --       --    1,299    1,299
Other                            --      --      51       --       --       51
- -------------------------------------------------------------------------------
Balance at June 30, 1995     20,580   6,905     873  216,485   (3,793) 241,050
- -------------------------------------------------------------------------------

Meredith Corporation and Subsidiaries



                                             Add'l            Unearned
                            Common  Class B Paid-in Retained  Compensa-
(in thousands)               Stock   Stock  Capital Earnings    tion    Total
- -------------------------------------------------------------------------------

Net earnings                     --      --      --   53,940       --   53,940
Stock issued under various
  incentive plans,
  net of forfeitures            155      --   4,228       --      164    4,547
Purchase of Company stock      (691)     --  (6,865) (22,001)      --  (29,557)
Conversion of class B to
  common stock                  336    (336)     --       --       --       --
Dividends paid, 42 cents
 per share
    Common stock                 --      --      --   (8,726)      --   (8,726)
    Class B stock                --      --      --   (2,795)      --   (2,795)
Restricted stock amortized
  to operations                  --      --      --       --    1,341    1,341
Tax benefit from
  incentive plans                --      --   1,474       --       --    1,474
Other                            --      --     290       --       --      290
- -------------------------------------------------------------------------------
Balance at June 30, 1996    $20,380  $6,569  $   -- $236,903  ($2,288)$261,564
- -------------------------------------------------------------------------------














See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Meredith Corporation and Subsidiaries



Years ended June 30                                  1996      1995      1994
- ------------------------------------------------------------------------------
                                                                (in thousands)
Cash flows from operating activities:
  Earnings before cumulative effect of
  change in accounting principle                 $ 53,940  $ 39,845 $  27,154
  Less cumulative effect of change in accounting
    principle                                          --   (46,160)       --
                                                 --------- --------- ---------
  Net earnings (loss)                              53,940    (6,315)   27,154

Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                    25,130    19,017    16,942
  Amortization of film contract rights             18,950    18,133    22,274
  Non-recurring items, net of taxes                    --        --     3,987
  Gain on dispositions, net of taxes               (3,379)       --    (8,197)
  Loss from discontinued operation                    717     4,353     5,319
  Changes in assets and liabilities:
    Accounts receivable                             1,632   (23,627)   (4,406)
    Inventories                                    10,694   (11,819)   (2,579)
    Supplies and prepayments                        9,794    (4,607)     (384)
    Subscription acquisition costs                  4,929    81,114       758
    Accounts payable                              (10,064)   14,711    (7,832)
    Accruals                                        8,664     6,530    (2,211)
    Unearned subscription revenues                 (9,096)   (1,051)   (2,304)
    Deferred income taxes                          (2,272)  (36,719)    3,717
    Other deferred items                           (2,908)    5,765      (305)
                                                 --------- --------- ---------
Net cash provided by operating activities         106,731    65,485    51,933
                                                 --------- --------- ---------
Cash flows from investing activities:
  Redemptions of marketable securities                 --    16,189     9,244
  Proceeds from dispositions                       27,894        --    33,000
  Acquisitions of businesses                      (14,500) (159,000)       --
  Additions to property, plant and equipment      (29,873)  (13,284)   (9,243)
  Changes in other assets                           2,514     5,388    (1,396)
                                                 --------- --------- ---------
Net cash (used) provided by investing activities  (13,965) (150,707)   31,605
                                                 --------- --------- ---------

Meredith Corporation and Subsidiaries



Years ended June 30                                  1996      1995      1994
- ------------------------------------------------------------------------------
                                                                (in thousands)


Cash flows from financing activities:
  Long-term debt incurred                              --   100,000        --
  Long-term debt retired                          (40,000)  (10,000)       --
  Payments for film rental contracts              (17,364)  (14,085)  (14,633)
  Proceeds from common stock issued                 7,652     3,751     3,048
  Purchases of Company stock                      (29,557)   (3,759)  (46,862)
  Dividends paid                                  (11,521)  (10,388)   (9,677)
                                                 --------- --------- ---------
Net cash (used) provided by financing activities  (90,790)   65,519   (68,124)
                                                 --------- --------- ---------
Net increase (decrease) in cash & cash equivalents  1,976   (19,703)   15,414
Cash and cash equivalents at beginning of year     11,825    31,528    16,114
                                                 --------- --------- ---------
Cash and cash equivalents at end of year         $ 13,801  $ 11,825 $  31,528
                                                 ========= ========= =========

Supplemental disclosures of cash flow information:
Cash paid
  Interest                                       $  8,814  $  2,270  $    194
  Income taxes                                   $ 45,719  $ 40,438  $ 17,085
Non-cash transactions
  Film rental costs financed by contracts
   payable                                       $ 26,587  $ 15,543  $  9,567


Supplemental schedule of non-cash investing and financing activities:
  The Company received $2 million of preferred stock in Granite Broadcasting Corporation in conjunction with the sale of two broadcasting stations in December 1993.




See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meredith Corporation and Subsidiaries

1. Organization and Summary of Accounting Policies

a. Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. The Company's principal businesses are magazine publishing and television broadcasting. Operating profits of the Publishing and Broadcasting segments were 53.5 percent and 43.6 percent, respectively, of total operating profits before unallocated corporate expenses in fiscal 1996. Magazine operations accounted for more than 90 percent of the revenues and operating profit of the Publishing segment, which also includes book publishing and brand licensing. Better Homes and Gardens is the most significant trademark to the Publishing segment and is used extensively in magazine and book publishing and licensing operations. The Company also operates a residential real estate marketing and franchising business under the Better Homes and Gardens trademark. Meredith's operations are diversified geographically within the United States, and the Company has a broad customer base. In September 1995, the Company classified its cable business as a discontinued operation. The sale of all of Meredith's ownership interest in the cable operation is expected to be completed in the second quarter of fiscal 1997.

Significant Revenue Categories

      Years ended June 30               1996           1995           1994
    -----------------------           --------       --------       --------
                                                             (in thousands)
    Advertising:
      Magazine                        $308,959       $276,312       $236,814
      Broadcasting                     137,964        116,460         95,525
    Magazine circulation               272,406        269,029        257,453
    Consumer book                       56,481         86,568         86,040
    All other                           91,327         81,032         68,903
                                      --------       --------       --------
    Total revenues                    $867,137       $829,401       $744,735
                                      ========       ========       ========

Advertising and magazine circulation revenues accounted for approximately 52 percent and 31 percent, respectively, of the Company's revenues in fiscal 1996. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for our products. National and local economic conditions largely affect the overall industry levels of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.

b. Principles of consolidation

The consolidated financial statements include the accounts of Meredith Corporation and its majority-owned subsidiaries (the Company). The accounts of the Cable segment, classified as a discontinued operation during fiscal 1996, are reflected as a single line item in the Company's consolidated financial statements. All significant intercompany transactions have been eliminated.


c. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.


d. Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost which approximated market value.


e. Marketable securities

No marketable securities were owned at any time during fiscal 1996 or at June 30, 1995. Marketable securities held during fiscal 1995 were classified as available for sale. Proceeds from sales and maturities of securities were $16.2 million in fiscal 1995. Realized gains and losses were not material.
The costs used to compute realized gains and losses were determined by specific identification.


f. Inventories

Paper inventories are stated at cost, which is not in excess of market value, using the last-in, first-out (LIFO) method. All other inventories are stated at the lower of cost (first-in, first-out or average) or market.

g. Subscription acquisition costs

Subscription acquisition costs primarily represent magazine direct-mail agency commissions. These costs are deferred and amortized over the related subscription term, typically one or two years.


h. Property, plant and equipment

Property, plant and equipment are stated at cost. Costs of replacements and major improvements are capitalized; maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5 to 45 years for buildings and improvements, and 3 to 20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant and equipment was $12.4 million in fiscal 1996 ($10.5 million in fiscal 1995 and $10.0 million in fiscal 1994).


i. Broadcasting film contract rights

Film contract rights and the liabilities for future payments are reflected in the consolidated financial statements when programs become available for broadcast. These rights are valued at the lower of cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Amortization of these rights is included in production, distribution and editorial expenses.


j. Goodwill and other intangibles

Excess costs over values assigned to tangible assets of businesses acquired are being amortized by the straight-line method over periods not exceeding 40 years. These include goodwill, television network affiliations and government licenses. The values of goodwill and other intangibles have been determined by independent appraisals. The Company periodically evaluates the carrying value of intangibles (including goodwill) to determine if impairment has occurred. This evaluation primarily consists of comparison of the current value to estimated future undiscounted cash flows and long-term business strategies of the underlying business.

k. Revenues

Advertising revenues are recognized when the advertisements are published or aired. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers. Revenues from magazines sold on the newsstand and books are recognized at shipment, net of provisions for returns.


l. Advertising expenses

Total advertising expenses included in the Consolidated Statements of Earnings were $76.1 million in fiscal 1996 and $173.0 million in fiscal 1995 (including the cumulative effect of the accounting change). Deferred advertising costs included in the Consolidated Balance Sheets as of June 30, 1996 and 1995, were not material.


m. Computation of earnings (loss) per share

Earnings (loss) per share of common stock is computed by dividing the weighted-average number of shares of common stock, class B stock and common stock equivalents outstanding during each year into applicable earnings or loss. Common stock equivalents include dilutive stock options issued under Company stock option plans.


n. Other

Certain prior-year financial information has been reclassified or restated to conform to the fiscal 1996 financial statement presentation.

In 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued by the Financial Accounting Standards Board
(FASB). This statement requires the review of the recorded values of long-lived assets (including intangibles) when facts and circumstances indicate that the carrying values may not be recoverable. In addition, the statement requires certain adjustments for closing and sales costs to the carrying values of assets to be disposed. The Company will adopt SFAS No. 121 in fiscal 1997, as required. Management believes its adoption will not have a material effect on the results of operations or financial position of the Company.

Also in 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based compensation plans. While it's adoption is encouraged for all stock-based plans, companies may continue applying the current accounting treatment prescribed by the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Companies continuing to apply the provisions of APB Opinion No. 25 must, however, provide certain pro forma disclosures as if SFAS No. 123 were adopted for all stock-based compensation plans. The Company will retain the current accounting method for stock-based compensation plans and will provide the necessary disclosure as required in fiscal 1997.


2. Discontinued Operation

The Company formalized plans to sell its ownership interest in cable television systems and therefore classified its Cable segment as a discontinued operation effective September 30, 1995. On April 19, 1996, the Meredith/New Heritage partnership, of which the Company indirectly owns 96 percent, announced the signing of an agreement to sell its 73 percent ownership interest in Meredith/ New Heritage Strategic Partners, L.P. (Strategic Partners) to its minority partner, Continental Cablevision, Inc. (Continental). Pending approvals from local franchise authorities, the Federal Communications Commission and others, the sale is expected to close in the second quarter of fiscal 1997. The total value of the systems, which are located in the Minneapolis/St. Paul area and have approximately 126,000 subscribers, has been placed at $262.5 million. Meredith Corporation expects to receive approximately $115 to $120 million in cash (net of taxes) and recognize a gain of approximately $15 to $20 million (net of taxes and deferred net losses) from the sale.

Prior-year financial statements have been restated to reflect the Cable segment as a discontinued operation. Summarized financial information for the discontinued cable operation follows:


Results of operations

Years ended June 30                        1996        1995         1994
- -------------------                       -------     -------     -------
                                                  (in thousands)

  Net revenues                            $51,750     $51,189     $51,653
                                          =======     =======     =======
  Income from operations                  $ 5,111     $ 3,006     $ 3,761
                                          =======     =======     =======

  Net interest expense                    $ 6,513     $10,474     $11,162
                                          =======     =======     =======
  (Loss) before income taxes              $  (961)    $(5,207)    $(5,169)

  Income taxes                                102         247         150
                                          -------     -------     -------
  Net (loss) from discontinued
   operation                              $(1,063)    $(5,454)    $(5,319)
                                          =======     =======     =======
  Gain on disposition                     $    --     $ 1,101     $    --
                                          =======     =======     =======

    Fiscal 1996 first quarter discontinued operating results included in the Consolidated Statement of Earnings reflected revenues of $12,223,000, income from operations of $721,000 and a net loss of $717,000 (including an income tax benefit of $27,000). Cable net losses since the measurement date of September 30, 1995, have been deferred as required since the Company expects to realize a net gain from the sale. Cable results since September 30, 1995, included revenues of $39,527,000, income from operations of $4,390,000 and a net loss of $346,000 (including income tax expense of $129,000).

    In March 1995, Strategic Partners sold the net assets of its Bismarck/ Mandan, N.D., cable television operations for a pre-tax gain of $3,501,000. The Company's share was $1,101,000, including income tax expense of $1,573,000.


Balance sheets

June 30                                                1996         1995
- --------                                             --------     --------
                                                        (in thousands)

Net property, plant and equipment                    $ 70,957     $ 69,323
Goodwill and other intangibles                        136,033      145,595
Current portion of long-term debt                     (86,278)     (91,079)
Minority interests                                    (37,213)     (37,300)
Other net                                               4,552        1,558
                                                     --------     --------
Net assets of discontinued operation                 $ 88,051     $ 88,097
                                                     ========     ========

Major components of cash flows

Years ended June 30                        1996        1995        1994
- -------------------                      --------    --------     -------
                                                        (in thousands)

Net (loss) from discontinued operation   $ (1,063)   $ (5,454)   $ (5,319)
Depreciation and amortization              16,383      17,431      17,314
Other                                       1,277      (4,095)        (54)
                                         --------    --------     -------
Net cash provided by discontinued
   cable operation                       $ 16,597    $  7,882    $ 11,941
                                         ========    ========     =======
Proceeds from disposition                $     --    $ 49,000    $     --
Capital expenditures                      (10,713)    (11,459)    (11,530)
Other                                        (108)        473          64
                                         --------    --------     -------
Net cash (used) provided by
  investing activities of
  discontinued cable operation           $(10,821)   $ 38,014    $(11,466)
                                         ========    ========     =======
Long-term debt incurred                  $     --    $     --    $  3,499
Long-term debt retired                     (4,801)    (46,921)         --
                                         --------    --------     -------
Net cash (used) provided by
  financing activities of
  discontinued cable operation           $ (4,801)   $(46,921)   $  3,499
                                         ========    ========     =======

Strategic Partners owed $86.3 million as of June 30, 1996, to a group of ten banks. On March 15, 1996, Strategic Partners and the banks amended the loan agreement to reflect the intended sale of all of its cable television systems. Significant amended terms and provisions relate to the maturity date. All borrowings outstanding under the loan agreement are now due on the earlier of December 31, 1996, or the date of the sale of Strategic Partners' cable television systems. The carrying amounts of this debt and the related interest payable approximate fair values due to the short-term nature of the interest periods available under the loan agreement.

Interest was payable under interest rate swap agreements until September 1, 1995. On that date, interest rates on the total outstanding borrowing converted to short-term rates based on Eurodollar, prime and/or certificate of deposit rates as provided in the loan agreement. As of June 30, 1996, the weighted-average rate of interest on Strategic Partners' debt was 6.9 percent. Interest expense related to this debt is reflected in the loss from the discontinued cable operation as the debt is specifically attributable to the Cable segment and is non-recourse to Meredith Corporation.

The loan agreement has provisions which restrict additional debt and investments and prohibit payments of dividends or distributions except for specified payments under certain conditions not causing a default under the loan agreement. Borrowings are secured by the assets of Strategic Partners totaling approximately $217 million at June 30, 1996. Restricted net assets of Strategic Partners included in the Company's Consolidated Balance Sheet at June 30, 1996, totaled $88.1 million. Required financial ratio tests, as amended, were met by Strategic Partners at June 30, 1996.

The purchase agreement related to the acquisition of the Minneapolis/St. Paul systems by Strategic Partners provides for contingent payments to the former owners if actual cash flows exceed certain targeted cash flows. No contingent payments were paid or owed through June 30, 1996. None is expected to be owed for the fiscal 1997 period prior to the sale.

The Company has been advised by Strategic Partners that cable management believes it has complied in all material respects with the provisions of the Cable Television Consumer Protection and Competition Act of 1992, including rate-setting provisions. However, since rates for regulated services are subject to review, Strategic Partners may be subject to a customer refund liability. The amounts of refunds, if any, which could be payable by Strategic Partners in the event rates are successfully challenged by franchising authorities are not currently estimable.

The cable television operations have nonexclusive franchise agreements with six cable commissions. These agreements, which expire from 1997 to 2006, require the payment of fees, generally 5 percent of operating revenues. Additionally, certain franchise agreements require Strategic Partners to provide community television programming. These agreements require annual payments of approximately $1 million and are effective for the term of the franchise agreements and any renewals of them. Cable management believes its operations are materially in compliance with the terms of the franchise agreements in each of the municipalities in which it offers cable television services.


3. Change in Accounting Policy for Subscription Acquisition Costs

In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 93-7, "Reporting on Advertising Costs." The Company adopted SOP 93-7 in fiscal 1994 and believed its policy of capitalizing most magazine subscription acquisition costs and recognizing expense pro rata with the delivery of magazines was materially in compliance with AICPA requirements. The statement specifies that direct-response advertising costs should be capitalized if they can be shown to both (1) result in specific sales and (2) result in probable future benefits (defined as probable future revenues in excess of future costs incurred to attain those revenues). The Company has two revenue streams related to the sale of magazine subscriptions: subscriber and advertising revenues. The Company believed both types of revenues were related to its direct-response advertising efforts.

In December 1994, the Financial Accounting Standards Board approved the issuance of Practice Bulletin 13, "Direct-Response Advertising and Probable
Future Benefits."   Practice Bulletin 13 interpreted SOP 93-7 to specify that
only "primary revenues" (defined as those revenues from sales to customers receiving and responding to direct-response advertising efforts) could be used in determining probable future benefits as defined by SOP 93-7. Therefore, in accordance with the requirements of Practice Bulletin 13, the Company now expenses most direct-response subscription acquisition costs as incurred, since subscriber revenues alone do not support the capitalization of these costs.

The effect of adopting Practice Bulletin 13 on fiscal 1995 earnings before the cumulative effect of the change in accounting principle was additional post-tax expense of $3.0 million, or 11 cents per share. The effect on fiscal 1995 net earnings (including a non-cash charge of $46.2 million post-tax, or $1.67 per share, for the cumulative effect as of July 1, 1994) was $49.2 million, or $1.78 per share. The cumulative effect of this change in accounting principle as of July 1, 1994, on the Company's fiscal 1995 Consolidated Balance Sheet was to reduce subscription acquisition costs by $76.9 million, deferred income tax liabilities by $30.7 million and retained earnings by $46.2 million.

Pro forma amounts (unaudited) for fiscal 1995 and 1994, assuming the new accounting principle was applied in the periods prior to fiscal 1995, follow with comparisons to actual results:

     Years ended June 30                       1995          1994
     -------------------                     --------      --------
     (in thousands, except per share)

     Earnings before cumulative
      effect of change in
      accounting principle:
       As reported                            $39,845      $27,154
       Pro forma                              $39,845      $29,548

     Net (loss) earnings:
       As reported                            $(6,315)     $27,154
       Pro forma                              $39,845      $29,548

     Earnings per share before
      cumulative effect of change
      in accounting principle:
       As reported                              $1.44        $ .96
       Pro forma                                $1.44        $1.04

     Net (loss) earnings per share:
       As reported                              $(.23)       $ .96
       Pro forma                                $1.44        $1.04



4. Non-recurring Items

In the second quarter of fiscal 1994, a non-recurring pre-tax charge of $4.8 million was recorded to establish a reserve for taxes on disposed properties. In the fourth quarter of fiscal 1994, $3.0 million of this reserve was reversed based on the resolution of a reserved assessment at no tax cost to the Company. The Company believes it has sufficient reserves to cover any potential remaining liability related to these properties.

Also in the fiscal 1994 fourth quarter, a pre-tax charge of $5.6 million was recorded for the write-down of film assets at KPHO, the Company's Phoenix television station, due to reaching an affiliation agreement with CBS, effective in September 1994.


5. Internal Revenue Service (IRS) Settlement

In the first quarter of fiscal 1995, the Company recognized interest income of $8.6 million (pre-tax) as a result of a favorable decision from the United States Tax Court regarding the settlement of its 1986 through 1990 income tax years. Federal income tax deficiency notices from the IRS related to those tax years were contested by the Company in Tax Court in fiscal 1993. These tax deficiency notices were primarily related to the Company's acquisition of Ladies' Home Journal magazine in January 1986. The Company also recorded an approximate $9 million reduction in goodwill related to the Ladies' Home Journal acquisition. The benefit of this reduction is being realized over the remaining life of the goodwill.


6. Disclosures Regarding the Fair Value of Financial Instruments

a. Broadcasting film contract rights

The Company has commitments for the purchase of broadcasting film contract rights. The fair value of commitments for currently available film rights is the present value of future payments totaling $20.3 million at June 30, 1996 ($11.9 million at June 30, 1995). In addition, commitments for unavailable film rights, not reflected in the Consolidated Balance Sheets, had fair values of $23.0 million and $36.2 million at June 30, 1996 and 1995, respectively (Note 15).


b. Long-term debt

Long-term debt on the Company's Consolidated Balance Sheets of $50.0 million and $90.0 million at June 30, 1996 and 1995, respectively, relates to the term loan incurred to purchase WSMV in January 1995. The carrying amounts of this debt and the related interest payable approximate fair values due to the short-term nature of the interest periods available under the term loan agreement (Note 10).


c. Other

The carrying amounts reported on the Consolidated Balance Sheets at June 30, 1996 and 1995, for all other assets and liabilities (and all other liabilities not appearing on the Consolidated Balance Sheets per Note 15) subject to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," approximate their respective fair values. Fair value estimates are made at a specific point in time based on relevant market and financial instrument information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.



7. Inventories

Inventories consist primarily of paper stock and books.  Of net inventory values shown, approximate portions determined using the LIFO method were:  1996
- - 67 percent; 1995 - 55 percent; 1994 - 32 percent; and 1993 - 42 percent. The decrease in finished goods inventory at June 30, 1996, was from the downsizing of the Company's book operations reflecting the fiscal 1996 direct-response marketing alliance with Reader's Digest and the sale of the Company's book clubs. The increase in raw materials at June 30, 1995, was related to the purchase of paper in the Publishing segment prior to a July 1, 1995, price increase.

June 30                              1996       1995       1994       1993
- --------                           -------    -------    -------    -------
                                                             (in thousands)
Raw materials..................... $28,354    $32,320    $15,366    $17,894
Work in process...................  11,907     13,801     13,132     11,793
Finished goods....................   4,276     13,059     15,086     11,978
                                   -------    -------    -------    -------
                                    44,537     59,180     43,584     41,665

Reserve for LIFO cost valuation... (13,352)   (12,399)   ( 8,622)    (9,282)
                                   -------    -------    -------    -------
Inventories....................... $31,185    $46,781    $34,962    $32,383
                                   =======    =======    =======    =======


8. Acquisitions

On January 1, 1996, the Company acquired the assets of WOGX, a FOX-affiliated television station serving Ocala/Gainesville, Fla. Had this acquisition occurred on July 1, 1995, the effect on consolidated revenues and net earnings would not have been material.

On January 5, 1995, the Company purchased substantially all of the assets of WSMV, an NBC-affiliated television station in Nashville, Tenn., from Cook Inlet Television Partners for $159.0 million. Cash from short-term investments, lines of credit and a $100.0 million term borrowing from a group of banks were used to purchase WSMV.

The acquisition of WSMV has been accounted for by the purchase method. The cost of this acquisition was allocated to assets and liabilities based on their fair market appraised values. Goodwill and other intangibles, related to the station's NBC affiliation and FCC license, were recognized as a result of the purchase.

The operating results of WSMV have been included in the Company's consolidated financial statements from the date of acquisition. Pro forma disclosure (as if the transaction occurred at the beginning of the Company's fiscal year) of unaudited results of operations for the years ended June 30, 1995 and 1994, is as follows:

     Years ended June 30                          1995         1994
     -------------------                        --------     --------
     (in thousands, except per share)

     Revenues                                   $845,396     $770,288
                                                ========     ========

     Earnings before cumulative effect of
      change in accounting principle            $ 40,122     $ 27,072
     Cumulative effect of change in
      accounting principle                       (46,160)          --
                                                --------     --------

     Net (loss) earnings                        $ (6,038)    $ 27,072
                                                ========     ========

     Net (loss) earnings per share:
      Earnings before cumulative effect of
       change in accounting principle           $   1.45     $    .95
      Cumulative effect of change in
       accounting principle                        (1.67)          --
                                                --------     --------

     Net (loss) earnings per share              $   (.22)    $    .95
                                                ========     ========


9. Sale of Properties

On December 28, 1995, the Company sold the accounts receivable, membership lists and product inventory of the Better Homes and Gardens Crafts Club, Better Homes and Gardens Cook Book Club and Country Homes and Gardens Book Club for a pre-tax gain of $5.9 million ($3.4 million post-tax).

On December 26, 1993, the Company sold the net assets of WTVH, a television station operating in Syracuse, N. Y., and the common stock of a Company subsidiary that owned KSEE, a television station operating in Fresno, Calif., for a pre-tax gain of $12.0 million ($8.2 million post-tax).

The gains on these sales are included in net earnings (loss) for their respective years. If these sales had occurred on July 1 of the respective fiscal year, the impacts on the Company's consolidated revenues and net earnings (loss) would not have been significant.


10. Long-term Debt

In connection with the purchase of WSMV in January 1995, the Company entered into a term loan agreement for $100.0 million with a group of banks. Borrowings outstanding under this agreement as of June 30, 1996 and 1995, were $50.0 million and $90.0 million, respectively. Interest is payable based on short-term Eurodollar and/or prime rates of interest, at the option of the

Company. At June 30, 1996, the weighted-average rate of interest was 5.8 percent. This loan agreement contains certain covenants, including cash flow coverage requirements. The Company has been in compliance with these covenants since the inception of the loan. The term loan requires repayments through June 1, 1998, the final payment date. The aggregate annual maturities of the term loan in future fiscal years are $15.0 million in 1997 and $35.0 million in 1998.

At June 30, 1996, Meredith Corporation had unused committed lines of credit totaling $30.0 million ($10.0 million expires on December 31, 1996, and $20.0 million expires on June 30, 1998). Commitment fees paid were not material.


11. Income Taxes

Income tax expense was allocated as follows:

Years ended June 30                             1996        1995        1994
- --------------------                          -------     -------     -------
                                                                (in thousands)

Earnings from continuing operations           $45,399     $35,398     $26,929

Discontinued operation                            (27)      1,820         150

Cumulative effect of change in
  accounting principle                             --     (30,773)         --
                                              -------     -------     -------
                   Total                      $45,372     $ 6,445     $27,079
                                              =======     =======     =======

Income tax expense attributable to earnings from continuing operations consists of:

Years ended June 30                             1996        1995        1994
- --------------------                          -------     -------     -------
                                                               (in thousands)
 Currently payable:
  Federal................................     $38,784     $33,453     $20,248
  State..................................       8,887       7,891       3,401
                                              -------     -------     -------
                                               47,671      41,344      23,649
                                              -------     -------     -------

Deferred:
  Federal................................     $(1,817)    $(4,757)    $ 2,650
  State..................................        (455)     (1,189)        630
                                              -------     -------     -------
                                               (2,272)     (5,946)      3,280
                                              -------     -------     -------
    Total...............................      $45,399     $35,398     $26,929
                                              =======     =======     =======

The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities are as follows:

    June 30                                         1996        1995
    --------                                      -------     -------
                                                        (in thousands)
    Deferred tax assets:
      Allowances for doubtful accounts
        and returns                               $11,377     $14,530
      Compensation and benefits                    14,281      13,463
      Expenses deductible for taxes in
        different years than accrued               16,064      10,911
      All other assets                              1,206       2,463
                                                  -------     -------
    Total deferred tax assets                     $42,928     $41,367
                                                  -------     -------
    Deferred tax liabilities:
      Subscription acquisition costs              $29,515     $29,133
      Accumulated depreciation and amortization    16,519      13,569
      Gains on dispositions                         8,874       9,318
      Expenses deductible for taxes in
        different years than accrued                4,297       7,530
      All other liabilities                           303         669
                                                  -------     -------
    Total deferred tax liabilities                $59,508     $60,219
                                                  -------     -------
    Net deferred tax liability                    $16,580     $18,852
                                                  =======     =======

No valuation allowance has been recorded for deferred tax assets, as management believes it is more likely than not that those assets will be realized through generation of future taxable income.

The differences between the effective tax rates and the basic U.S. federal income tax rate are as follows:

Years ended June 30                              1996       1995       1994
- --------------------                            ------     ------     ------

Expected income tax (basic rate) ............    35.0%      35.0%      35.0%
Impact of basic rate increase................      --        --         2.3
State income taxes,
 less federal income tax benefits............     5.5        5.6        4.4
Goodwill amortization........................     2.3        2.2        2.9
Sale of television properties................      --        --        (1.6)
Other........................................     2.6        1.7        2.3
                                                 -----      -----      -----
  Effective income tax rate .................    45.4%      44.5%      45.3%
                                                 =====      =====      =====

12. Pension and Postretirement Benefit Plans

Pension Plans
- -------------

The Company has noncontributory pension plans covering substantially all employees. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only benefits attributed to service to date, but also for those expected to be earned in the future. Assets held in the plans are a mix of equity and debt securities. Benefits for non-bargained plans are determined based on length of service and compensation at retirement. For bargained plans, benefits are determined based on negotiated accruals.

Net periodic pension cost included the following components:

Years ended June 30                              1996       1995       1994
- --------------------                            ------     ------     ------
                                                              (in thousands)
Service cost - benefits earned during
 the period..................................   $3,124     $3,035     $3,033
Interest cost on projected benefit obligation.   4,457      4,196      3,854
Actual return on assets....................... (19,145)    (3,730)    (3,749)
Deferred investment gain......................  15,760        396        704
Amortization..................................     770        807        842
                                                ------     ------     ------
  Net periodic pension cost...................  $4,966     $4,704     $4,684
                                                ======     ======     ======

The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheets. Overfunded plans are those in which the fair value of plan assets exceeds the accumulated benefit obligation.

                                           1996                 1995
                                   ------------------    ------------------
                                    Over-      Under-     Over-     Under-
                                    funded     funded     funded    funded
June 30                             Plans      Plans      Plans     Plans
- --------                           ---------  -------    --------  --------
                                                              (in thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation........$(44,308) $ (7,141)   $(40,194) $(6,056)
                                    =======   =======    ========  ========
  Accumulated benefit obligation...$(46,071) $ (8,094)   $(41,742) $(6,509)
                                    =======   =======    ========  ========

  Projected benefit obligation.....$(51,695) $(11,960)   $(46,641) $(9,756)
Plan assets at fair value..........  63,300       193      42,316      102
                                    -------   -------    --------  --------
Projected benefit obligation less
 than (in excess of) plan assets...  11,605   (11,767)     (4,325)  (9,654)
Unrecognized net (gain) loss....... (12,565)    1,809        (550)     502
Unrecognized net obligation........     731     1,918         854    2,171
Unrecognized prior service cost....   1,131     1,395       1,338    1,568
Adjustment required to recognize
 minimum liability.................      --    (1,771)         --   (1,506)
                                    -------   -------    --------  --------
Prepaid pension (pension liability)
 recognized in the balance sheets..  $  902  $ (8,416)  $ (2,683) $ (6,919)
                                    =======   =======    ========  ========

The weighted-average assumed discount rates used in determining the projected benefit obligation at June 30, 1996, were 7.5 percent before retirement and
6.25 percent after retirement. (At June 30, 1995, assumed discount rates were 8.0 percent before retirement and 6.25 percent after retirement.) The average rate of increase used for future compensation levels was 6.0 percent at June 30, 1996 and 1995. The weighted-average expected long-term rate of return on assets used in determining pension expense was 8.5 percent at June 30, 1996 and 1995.


Postretirement Benefit Plans
- ----------------------------

The Company sponsors defined health care and life insurance plans which provide benefits to eligible retirees. The health plan is contributory with retiree contributions adjusted annually. A portion of the Company's contribution is a fixed dollar amount based on age and years of service at retirement. The health insurance plan contains the cost-sharing features of coinsurance and/or deductibles. The life plan is paid for by the Company. Benefits under both plans are based on eligible status for retirement and length of service. Substantially all of the Company's employees may become eligible for these benefits upon reaching age 55 and having worked continuously for the Company at least 10 years. Cash payments related to retiree health and life benefits were $.9 million in fiscal 1996 ($1.0 million and $.9 million in 1995 and 1994, respectively). The Company funds its postretirement benefits through a 401(h) account. All assets are held in equity securities.

A summary of the components of net periodic postretirement benefit costs follows:

Years ended June 30                              1996       1995       1994
- --------------------                            ------     ------     ------
                                                              (in thousands)
Service cost - benefits earned during
 the period...................................  $  341     $  340     $  610
Interest cost on projected benefit obligation.     897        885      1,182
Actual return on assets.......................    (116)       (76)        (3)
Net amortization and deferral.................    (136)      (152)        50
                                                ------     ------     ------
  Net periodic postretirement benefit cost....  $  986    $   997     $1,839
                                                ======     ======     ======

The following table sets forth the obligations recognized in the Company's Consolidated Balance Sheets regarding postretirement benefits and the plan's funded status:

    June 30                                          1996       1995
    --------                                       --------   --------
                                                         (in thousands)
    Actuarial present value of benefit obligations:
      Retirees.................................... $ (8,653)  $ (7,457)
      Active employees............................   (4,858)    (3,989)
                                                   --------   --------
        Total.....................................  (13,511)   (11,446)
    Plan assets at fair value.....................      841        499
                                                   --------   --------
    Accumulated benefit obligation in excess of
     plan assets..................................  (12,670)   (10,947)
    Unrecognized prior service cost...............   (3,043)    (3,242)
    Unrecognized net loss ........................    1,706         26
                                                   --------   --------
    Postretirement benefit liability recognized
     in the balance sheets........................ $(14,007)  $(14,163)
                                                   ========   ========

The weighted-average assumed discount rates used in determining the actuarial present value of postretirement benefits were 7.5 percent at June 30, 1996, and
8.0 percent in 1995. The weighted-average annual assumed rates of increase in the health care cost trend rate for employees under age 65 were 12.0 and 14.0 percent for fiscal years 1996 and 1995, respectively. The rate is expected to decrease by 1.0 percent annually to 6.5 percent in 2002 and remain at that level. For employees 65 and older, the assumed rates of increase were 9.0 and
11.0 percent for fiscal years 1996 and 1995, respectively. The rate is expected to decrease by 1.0 percent annually to 5.5 percent in 2000 and remain at that level. By increasing the trend rate by one percentage point each year, the accumulated postretirement benefit obligation for retiree health benefits would increase as of June 30, 1996 and 1995, by $.6 million and $.5 million, respectively. The net periodic postretirement health care benefit cost would increase by $.1 million in both fiscal 1996 and 1995. The average rate of compensation increase used to determine the accumulated benefit obligation for life insurance benefits was 6.0 percent at June 30, 1996 and 1995. The weighted-average expected long-term rate of return on assets used in determining postretirement benefit cost was 8.5 percent at June 30, 1996 and 1995.


13. Capital Stock

The Company has two classes of common stock outstanding, common and class B. Holders of each class of common stock receive equal dividends per share. Class B stock, which has ten votes per share, is not transferable as class B stock except to family members of the holder or certain other related entities. At any time, class B stock is convertible, share for share, into common stock with one vote per share. Class B stock transferred to persons or entities not entitled to receive it as class B stock will automatically be converted and issued as common stock to the transferee. The principal market for trading the Company's common stock is the New York Stock Exchange (trading symbol MDP). No separate public trading market for the Company's class B stock exists.

Stock of the Company became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. It is anticipated that comparable dividends will continue to be paid.

On August 30, 1996, there were approximately 2,000 holders of record of the Company's common stock and 1,500 holders of record of class B stock.

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock on the open market. During fiscal 1996, the Company repurchased 691,000 shares of its common stock at a cost of $29.6 million (168,000 shares were repurchased in fiscal 1995 for $3.8 million and 2,385,000 shares were repurchased in fiscal 1994 for $46.9 million). Fiscal 1995 and 1994 shares have been adjusted for the March 1995 stock split.

14. Common Stock and Stock Option Plans


Savings and Investment Plan
- ---------------------------

The Company maintains a 401(k) Savings and Investment Plan which permits eligible employees to contribute funds on a pre-tax basis. The plan provides for employee contributions of up to 12.0 percent of eligible compensation with the Company matching $ .75 per $1 contributed for the first 5.0 percent. Employees choose among various investment options, including the Company's common stock.

Under this plan, 84,442 common shares were issued during fiscal 1996 at market prices totaling $3.1 million (91,289 shares totaling $2.2 million in 1995 and 73,798 shares totaling $1.4 million in 1994). A total of 8,520,000 shares has been reserved for this plan, of which 8,047,909 have been issued as of June 30, 1996.



Restricted Stock Plans
- ----------------------
The Company has two stock incentive plans under which eligible key employees have been awarded restricted common stock of the Company and a restricted stock plan for nonemployee directors. All plans have restriction periods tied primarily to employment and/or service. The awards are recorded at the market value on the date of the grant as unearned compensation and amortized over the restriction periods. Restricted stock and annual expense information is as follows:

Years ended June 30                          1996        1995        1994
- -------------------                          ----        ----        ----

Number of restricted shares awarded...      11,854     100,472      67,586
Average market price of awarded shares      $37.95      $24.42      $18.36
Restricted shares outstanding.........     359,048     438,974     395,700
Annual expense, net (in thousands)....      $1,341      $1,299      $1,063

Stock Option Plans
- ------------------

Non-qualified stock options for shares of the Company's common stock also are granted to eligible key employees under a Company stock incentive plan. The plan provides for granting of options at an option price per share not less than the market price per share of the Company's common stock on the date of the grant. Most options become exercisable in increments of one-third on each of the following three annual anniversary dates. In fiscal 1995, 320,000 of the options granted under the plan were subject to exercise vesting tied to attainment of future specified Company financial goals. In fiscal 1996 certain of those goals were met and in August 1996 the majority of those options vested. Exercise rights for granted options expire on the earlier of ten years after issuance or after the end of employment except in certain circumstances.

The Company also has a non-qualified stock option plan which was adopted in fiscal 1994 for nonemployee directors. Each director is granted options for 2,000 shares of common stock annually. These options vest 40, 30 and 30 percent in each successive year. No options can be issued under this plan after July 31, 2003, and exercise rights expire on the earlier of ten years after issuance or after the end of the director's service.

A summary of stock option activity and prices follows:

                                                               Option Price
                                              Outstanding        per Share
                                              -----------     ---------------
Balance at June 30, 1993                         548,400     $13.22 - $16.53
   Granted                                       298,600      17.07 -  20.44
   Exercised                                      (5,000)              13.22
   Forfeited                                      (2,000)              13.22
                                              -----------
Balance at June 30, 1994                         840,000     $13.22 - $20.44
   Granted                                       795,092      23.13 -  23.81
   Exercised                                      (5,400)     13.22 -  17.06
   Forfeited                                     (19,100)     13.22 -  23.13
                                              -----------
Balance at June 30, 1995                       1,610,592     $13.22 - $23.81
   Granted                                       406,300      33.50 -  41.88
   Exercised                                     (96,600)     13.22 -  23.13
   Forfeited                                    (134,638)     17.06 -  33.50
                                              -----------
Balance at June 30, 1996                       1,785,654     $13.22 - $41.88
                                              ===========

Exercisable at June 30, 1996                     729,232     $13.22 - $23.69

Options which became exercisable
  during the year ended:
June 30, 1994                                    182,800     $13.22 - $16.53
June 30, 1995                                    283,600      13.22 -  20.44
June 30, 1996                                    369,832      13.22 -  23.69



96,600 shares were issued from options exercised in fiscal 1996 at market prices ranging from $29.00 to $47.375. 5,400 shares were issued in fiscal 1995 at market prices ranging from $23.69 to $25.97 and 5,000 shares were issued in fiscal 1994 at market prices ranging from $17.06 to $20.88.

The maximum number of shares reserved for use in all Company restricted stock and stock incentive plans totals approximately 3,550,000. The total number of restricted stock shares and stock options which have been awarded under these plans as of June 30, 1996, was approximately 2,842,000.



15. Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $6.0 million in 1996; $7.2 million in 1995; and $7.0 million in 1994. Minimum rental commitments at June 30, 1996, under all noncancellable operating leases are payable as follows:


                                Land and        Machinery
Years ended June 30             Buildings     and Equipment     Total
- --------------------------------------------------------------------------
                                                            (in thousands)
1997..........................   $ 2,555        $   113        $ 2,668
1998..........................     2,769             69          2,838
1999..........................     3,273             30          3,303
2000..........................     2,549             --          2,549
2001..........................     2,719             --          2,719
Later years...................    31,385             --         31,385
                                 -------        -------        -------
  Total.......................   $45,250        $   212        $45,462
                                 =======        =======        =======

The Company entered into a lease agreement in January 1995 for office space in New York City. This agreement is effective from January 1, 1996, through December 31, 2011, and provides for one consolidated New York office location instead of the three former locations. The Company moved into this office space during the second and third quarters of fiscal 1996.

In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

Film rental contracts payable are noninterest-bearing, and the amounts due in future fiscal years are $13.1 million in 1997; $6.0 million in 1998; $2.3 million in 1999; and $.1 million thereafter. The Company also is obligated to make payments under contracts for programs not currently available for use, and therefore not included in the consolidated financial statements, in the amount of $25.9 million at June 30, 1996 ($40.7 million at June 30, 1995). The portions of these payments due in succeeding years are $6.3 million in 1997; $7.1 million in 1998; $6.4 million in 1999; $4.4 million in 2000; and $1.7 million thereafter.

The Company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims are not considered material in relation to the Company's earnings and financial position.


16. Industry Segment Information

See Financial Information about Industry Segments on page F-4, F-5 and F-6 of this Form 10-K for the fiscal year ended June 30, 1996.

17. Selected Quarterly Financial Data (unaudited)

                            First    Second     Third    Fourth
Year ended June 30, 1996   Quarter   Quarter   Quarter   Quarter    Total
- ------------------------   --------  --------  --------  --------  --------
                                            (in thousands, except per share)
Revenues
Publishing...............  $166,563  $171,436  $179,999  $178,287  $696,285
Broadcasting.............    34,134    38,306    33,835    39,657   145,932
Real Estate..............     6,206     6,382     5,593     7,122    25,303
Less: Inter-segment revenues   (330)      (16)       (9)      (28)     (383)
                           --------  --------  --------  --------  --------
Total revenues...........  $206,573  $216,108  $219,418  $225,038  $867,137
                           ========  ========  ========  ========  ========

Operating Profit
Publishing...............  $  9,070  $ 13,533  $ 22,356  $ 19,148  $ 64,107
Broadcasting.............    12,761    15,526     9,356    14,668    52,311
Real Estate..............     1,020     1,096       298     1,082     3,496
Unallocated corporate exp.   (4,633)   (5,968)   (4,722)   (7,086)  (22,409)
                           --------  --------  --------  --------  --------
Income from operations...  $ 18,218  $ 24,187  $ 27,288  $ 27,812  $ 97,505
                           ========  ========  ========  ========  ========

Earnings
Earnings from continuing
 operations..............  $  9,509  $ 16,078  $ 13,789  $ 15,281  $ 54,657
Discontinued operation...      (717)       --        --        --      (717)
                           --------  --------  --------  --------  --------
Net earnings.............  $  8,792  $ 16,078  $ 13,789  $ 15,281  $ 53,940
                           ========  ========  ========  ========  ========

Earnings per share:
Earnings from continuing
 operations..............  $    .34  $    .57  $    .49  $    .54  $   1.94
Discontinued operation...      (.03)       --        --        --      (.03)
                           --------  --------  --------  --------  --------
Net earnings per share...  $    .31  $    .57  $    .49  $    .54  $   1.91
                           ========  ========  ========  ========  ========
Dividends per share......  $    .10  $    .10  $    .11  $    .11  $    .42
                           ========  ========  ========  ========  ========

Stock price per share:
  High...................  $ 42 1/2  $ 42      $ 48 3/4  $ 48 5/8
  Low....................  $ 23 1/2  $ 34 3/8  $ 40 1/8  $ 39 1/8

Fiscal 1996
- -----------

First through third quarter revenues have been reduced by the amount of broadcasting national representative commissions ($1.1, $1.1 and $1.0 million respectively in each quarter) to conform with fiscal 1996 fourth quarter and year-end presentations. This reclassification had no effect on income from operations or net earnings.

Second quarter earnings from continuing operations include a post-tax gain of $3.4 million from the disposition of the Company's book clubs (Note 9).

Fourth quarter Publishing segment operating profit was favorably impacted by a $2.7 million reduction of LIFO inventory expense due to lower fourth quarter paper prices.

Results of the discontinued operation reflect losses for the first quarter only. Losses since September 30, 1995, have been deferred as the Company expects to realize a net gain from the sale of cable operations (Note 2).

See Management's Discussion and Analysis starting on page F-6 of this Form 10-K for other factors affecting comparability.


                            First    Second     Third    Fourth
Year ended June 30, 1995   Quarter   Quarter   Quarter   Quarter    Total
- ------------------------   --------  --------  --------  --------  --------
                                            (in thousands, except per share)

Revenues
Publishing...............  $155,069  $164,537  $181,088  $182,637  $683,331
Broadcasting.............    25,164    30,027    29,994    36,505   121,690
Real Estate..............     6,293     6,008     5,361     6,767    24,429
Less: Inter-segment revenues    (12)      (19)       (8)      (10)      (49)
                           --------  --------  --------  --------  --------
Total revenues...........  $186,514  $200,553  $216,435  $225,899  $829,401
                           ========  ========  ========  ========  ========

Operating Profit
Publishing...............  $ 10,263  $  9,103  $ 17,060  $ 12,210  $ 48,636
Broadcasting.............     6,269    13,256     7,956    14,402    41,883
Real Estate..............       699       644        43       912     2,298
Unallocated corporate exp.   (4,155)   (4,899)   (4,813)   (6,248)  (20,115)
                           --------  --------  --------  --------  --------
Income from operations...  $ 13,076  $ 18,104  $ 20,246  $ 21,276  $ 72,702
                           ========  ========  ========  ========  ========

Earnings
Earnings from continuing
 operations..............  $ 12,281  $ 10,482  $ 10,436  $ 10,999  $ 44,198
Discontinued operation...    (1,609)   (1,563)     (257)     (924)   (4,353)
                           --------  --------  --------  --------  --------
Earnings before cumulative
 effect of change in
 accounting principle....    10,672     8,919    10,179    10,075    39,845
Cumulative effect of change
 in accounting principle    (46,160)     --        --        --     (46,160)
                           --------  --------  --------  --------  --------
Net (loss) earnings......  $(35,488) $  8,919  $ 10,179  $ 10,075  $ (6,315)
                           ========  ========  ========  ========  ========
Earnings per share:
Earnings from continuing
 operations..............  $    .44  $    .38  $    .38  $   .39   $  1.59
Discontinued operation...      (.05)     (.06)     (.01)    (.03)     (.15)
                           --------  --------  --------  --------  --------
Earnings before cumulative
 effect of change in
 accounting principle....       .39       .32       .37      .36      1.44


Cumulative effect of change
 in accounting principle      (1.67)      --       --         --     (1.67)
                           --------  --------  --------  --------  --------

Net(loss)earnings per share$  (1.28) $    .32  $    .37  $   .36   $  (.23)
                           ========  ========  ========  ========  ========

Dividends per share......  $    .09  $    .09  $    .10  $   .10   $   .38
                           ========  ========  ========  ========  ========

Stock price per share:
 High....................  $24 9/16  $24 9/16  $ 27      $ 27
 Low.....................  $21 1/4   $22 3/16  $ 22 5/8  $ 24 1/8
                           ========  ========  ========  ========

Fiscal 1995
- -----------

Revenues have been reduced by the amount of broadcasting national representative commissions to conform with fiscal 1996 year-end presentation. Total restatement for the fiscal year was $4.0 million ($.8, $1.1, $.9 and $1.2 million respectively in each quarter). This reclassification had no effect on income from operations or net (loss) earnings.

Revenues and income from operations have been restated to reflect the Company's Cable segment as a discontinued operation. Revenues for the fiscal year were reduced by $51.2 million ($12.8, $13.3, $13.1 and $12.0 million respectively in each quarter). Income from operations was reduced by $3.0 million ($ .5, $ .8, $1.0 and $ .7 million respectively in each quarter).

First quarter earnings from continuing operations include $4.7 million in post-tax interest income from the Internal Revenue Service, primarily related to the favorable resolution of the Ladies' Home Journal magazine tax case (Note 5).

The third quarter loss from the discontinued operation includes a post-tax gain of $1.1 million from the disposition of a cable television system (Note 2).

Third and fourth quarter financial data reflect the acquisition of WSMV (Note
8).

See Note 3 regarding the change in accounting principle.

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, as listed in Part IV,
Item 14(a)2 herein. These consolidated financial statements and financial statement schedule are the responsibility of Company management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for subscription acquisition costs in 1995 to adopt the provisions of Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits."



KPMG Peat Marwick LLP
Des Moines, Iowa
August 2, 1996

                           REPORT OF MANAGEMENT






Meredith management is responsible for the preparation, integrity and objectivity of the financial information included in this annual report to shareholders. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based on management's informed judgments and estimates.

To meet management's responsibility for financial reporting, internal control systems and accounting procedures are designed to provide reasonable assurance as to the reliability of financial records. In addition, the internal audit staff monitors and reports on compliance with Company policies, procedures and internal control systems.

The consolidated financial statements have been audited by independent auditors. In accordance with generally accepted auditing standards, the independent auditors conducted a review of the Company's internal accounting controls and performed tests and other procedures necessary to determine an opinion on the fairness of the Company's consolidated financial statements. The independent auditors were given unrestricted access to all financial records and related information, including all Board of Directors' and Board Committees' minutes. The Audit Committee of the Board of Directors, which consists of five independent directors, meets with the independent auditors, management and internal auditors to review accounting, auditing and financial reporting matters. To ensure complete independence, the independent auditors have direct access to the Audit Committee, with or without the presence of management representatives.





Larry D. Hartsook
Vice President - Finance

                                                                    Schedule II
                      MEREDITH CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                     Years ended June 30, 1996, 1995 and 1994
                                  (in thousands)



                                           Year ended June 30, 1996
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
- --------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $10,060     $ 7,948    $  0    $11,959*   $ 6,049
  accounts
Reserve for returns            7,111      17,060       0     19,018**    5,153
                             -------     -------    ----    -------    -------
                             $17,171     $25,008    $  0    $30,977    $11,202
                             =======     =======    ====    =======    =======


                                           Year ended June 30, 1995
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
- --------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $10,313     $ 9,804    $  0    $10,057*   $10,060
  accounts
Reserve for returns            7,003      26,417       0     26,309**    7,111
                             -------     -------    ----    -------    -------
                             $17,316     $36,221    $  0    $36,366    $17,171
                             =======     =======    ====    =======    =======

                                           Year ended June 30, 1994
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
- --------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $ 9,902     $11,740    $  0    $11,329*   $10,313
  accounts
Reserve for returns            6,352      38,500       0     37,849**    7,003
                             -------     -------    ----    -------    -------
                             $16,254     $50,240    $  0    $49,178    $17,316
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