Form 10-K405/A
period 1996-06-30
MEREDITH CORP
filed 1996-10-24
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  Form 10-K/A

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








The registrant hereby amends the following item of its 1996 Annual Report on Form 10-K as set forth in the pages attached hereto:


      Part I, Item 1.  Business

                                    PART I

Item 1.  Business


General
-------

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


Business Developments
---------------------

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

Overview of Fiscal 1996 Financial Results
-----------------------------------------
Fiscal 1996 revenues for the Company were $867,137,000, an increase of 5 percent over fiscal 1995 revenues of $829,401,000. This increase was primarily due to higher advertising revenues in both the Company's magazine and broadcasting operations. Advertising revenues in the Broadcasting segment were boosted by an additional six months of operations of WSMV-TV in Nashville, acquired by the Company in January 1995.

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


Magazine
--------

Magazine operations account for more than 90 percent of the revenues and operating profit of the Publishing segment. Meredith Corporation currently publishes 19 subscription magazines that appeal primarily to consumers in the home and family market. Key advertising and circulation information for major subscription titles is as follows:
                                     - 5 -

     Title                          Frequency     Rate Base     Ad Pages
     -----                          ---------     ---------     --------

     Better Homes and Gardens - Home service
       Fiscal 1996                  Monthly       7,600,000      1,753
       Fiscal 1995                  Monthly       7,600,000      1,592

     Ladies' Home Journal - Women's service
       Fiscal 1996                  Monthly       4,500,000      1,445
       Fiscal 1995                  Monthly       5,000,000      1,482

     Country Home - Home decorating
       Fiscal 1996                  Bi-monthly    1,000,000        558
       Fiscal 1995                  Bi-monthly    1,000,000        531

     Country America - Country music and lifestyle
       Fiscal 1996                  10x/year        900,000        467
       Fiscal 1995                  10x/year      1,000,000        599

     Midwest Living - Regional travel and lifestyle
       Fiscal 1996                  Bi-monthly      815,000        587
       Fiscal 1995                  Bi-monthly      815,000        561

     Traditional Home - Home decorating
       Fiscal 1996                  Bi-monthly      775,000        515
       Fiscal 1995                  Bi-monthly      725,000        474

     WOOD - Woodworking projects and techniques
       Fiscal 1996                  9x/year         600,000        332
       Fiscal 1995                  9x/year         650,000        328

     Successful Farming - Farm information
       Fiscal 1996                  12x/year        485,000        590
       Fiscal 1995                  12x/year        485,000        641

     Golf for Women - Golf instruction and information
       Fiscal 1996                  Bi-monthly      325,000        367
       Fiscal 1995                  Bi-monthly      325,000        322

     Crayola Kids - Kids' reading, crafts and games
       Fiscal 1996                  Bi-monthly      350,000        107
       Fiscal 1995                  Bi-monthly      300,000         96


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

Magazine Circulation
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



Books
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

Brand Licensing
---------------

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



Competition
-----------

Publishing is a highly competitive business. The Company's magazines, books, and related publishing products and services compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial quality and customer service.
Competition for advertising dollars in magazine operations is primarily based on advertising rates, reader response to advertisers' products and services and effectiveness of sales teams. Better Homes and Gardens and Ladies' Home Journal compete for readers and advertising dollars primarily in the women's service magazine category. Both are part of a group known as the "Seven Sisters," which also includes Family Circle, Good Housekeeping, McCall's, Redbook and Woman's Day magazines, published by other companies. In fiscal 1996, the combined advertising revenue market share of Better Homes and Gardens and Ladies' Home Journal magazines totaled 37 percent. This share exceeded all other corporate publishers included in the Seven Sisters.

BROADCASTING
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

The following table lists selected information regarding the Company's television stations:


Station, Channel,                 DMA                                 Major
 Market, Network                National   Expiration    Average    Commercial
   Affiliation,     TV Homes     Market      Date of     Audience   TV Stations
    Frequency        in DMA       Rank     FCC License    Share      in Market
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




DISCONTINUED OPERATION
----------------------

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

                                    SIGNATURE







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, there unto duly authorized.



                                MEREDITH CORPORATION
                                (Registrant)



                                  /s/ Larry D. Hartsook
                                -------------------------
                                Larry D. Hartsook
                                Vice President - Finance
                                (on behalf of the Registrant and as
                                principal accounting and financial officer)





Date:  October 24, 1996