Form 10-Q
period 1996-09-30
MEREDITH CORP
filed 1996-11-12
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996

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

                               Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at October 31, 1996
Common Stock, $1 par value                            20,381,877
Class B Stock, $1 par value                            6,444,695

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                  Meredith Corporation and Subsidiaries
                      Consolidated Balance Sheets



                                                   (Unaudited)
                                                  September 30    June 30
Assets                                                1996          1996
---------------------------------------------------------------------------
                                                      (in thousands)
Current assets:
Cash and cash equivalents                          $ 16,331      $ 13,801
Receivables, net                                     89,361        89,448
Inventories                                          26,110        31,185
Supplies and prepayments                             12,410         8,104
Film rental costs                                    15,345        10,321
Deferred income taxes                                 9,330         8,930
Subscription acquisition costs                       49,030        48,887
                                                  ----------    ----------
Total current assets                                217,917       210,676
                                                  ----------    ----------
Property, plant and equipment                       185,837       182,855
 Less accumulated depreciation                     (105,537)     (102,856)
                                                  ----------    ----------
Net property, plant and equipment                    80,300        79,999
                                                  ----------    ----------
Net assets of discontinued operation                 88,167        88,051
Subscription acquisition costs                       43,295        46,745
Film rental costs                                     6,836         6,816
Other assets                                         19,005        19,043
Goodwill and other intangibles
 (at original cost less accumulated amortization)   279,860       282,443
                                                  ----------    ----------
Total assets                                       $735,380      $733,773
                                                  ==========    ==========




See accompanying Notes to Interim Consolidated Financial Statements.

                                                   (Unaudited)
                                                  September 30    June 30
Liabilities and Stockholders' Equity                  1996          1996
---------------------------------------------------------------------------
                                                      (in thousands)
Current liabilities:
Current portion of long-term debt                  $ 15,000      $ 15,000
Current portion of long-term film rental contracts   17,721        13,063
Accounts payable                                     34,259        42,085
Accrued taxes and expenses                           66,664        68,958
Unearned subscription revenues                      141,825       140,401
                                                  ----------    ----------
Total current liabilities                           275,469       279,507
                                                  ----------    ----------
Long-term debt                                       35,000        35,000
Long-term film rental contracts                       8,196         8,419
Unearned subscription revenues                       95,469        97,811
Deferred income taxes                                25,586        25,510
Other deferred items                                 29,248        25,962
                                                  ----------    ----------
Total liabilities                                   468,968       472,209
                                                  ----------    ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued             --            --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 20,335,115 at September 30 and
  20,380,437 at June 30 (net of treasury shares,
  12,351,623 at September 30 and 12,207,776
  at June 30.)                                       20,335        20,380
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 6,501,138 at September 30 and
  6,568,583 at June 30.                               6,501         6,569
Additional paid-in capital                             --            --
Retained earnings                                   242,886       236,903
Unearned compensation                                (3,310)       (2,288)
                                                  ----------    ----------
Total stockholders' equity                          266,412       261,564
                                                  ----------    ----------
Total liabilities and stockholders' equity         $735,380      $733,773
                                                  ==========    ==========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

Three Months Ended September 30                1996           1995
---------------------------------------------------------------------
                                     (in thousands, except per share)

Revenues (less returns and allowances):
  Advertising                               $104,334        $100,571
  Circulation                                 62,642          66,701
  Consumer books                               9,798          17,991
  All other                                   22,406          21,310
                                           ----------      ----------
Total revenues                               199,180         206,573
                                           ----------      ----------
Operating costs and expenses:
  Production, distribution and editorial      85,331          88,694
  Selling, general and administrative         85,879          94,035
  Depreciation and amortization                5,640           5,626
                                           ----------      ----------
Total operating costs and expenses           176,850         188,355
                                           ----------      ----------
Income from operations                        22,330          18,218
  Interest income                                379             662
  Interest expense                              (736)         (1,759)
                                           ----------      ----------
Earnings from continuing operations
  before income taxes                         21,973          17,121

  Income taxes                                 9,512           7,612
                                           ----------      ----------
Earnings from continuing operations           12,461           9,509

Discontinued operation:
  Loss from cable operations                      --            (717)
                                           ----------      ----------
Net earnings                                $ 12,461        $  8,792
                                           ==========      ==========
Net earnings per share:
Earnings from continuing operations         $   0.45        $   0.34
Discontinued operation                            --           (0.03)
                                           ----------      ----------
Net earnings per share                      $   0.45        $   0.31
                                           ==========      ==========
Average shares outstanding                    27,741          28,082
                                           ==========      ==========
See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended September 30                            1996       1995
---------------------------------------------------------------------------
                                                            (in thousands)
Cash flows from operating activities:
  Net earnings                                         $ 12,461   $  8,792

Adjustments to reconcile net earnings to
net cash provided by operating activities:
  Depreciation and amortization                           5,640      5,626
  Amortization of film contract rights                    4,236      3,453
  Loss from discontinued operation                          --         717
  Changes in assets and liabilities:
    Accounts receivable                                      87     (2,563)
    Inventories                                           5,075      3,303
    Supplies and prepayments                             (4,279)     5,907
    Subscription acquisition costs                        3,307      4,907
    Accounts payable                                     (7,826)   (14,231)
    Accruals                                             (2,211)     5,804
    Unearned subscription revenues                         (918)    (2,872)
    Deferred income taxes                                  (324)     1,940
    Other deferred items                                  3,286        540
                                                       ---------  ---------
Net cash provided by operating activities                18,534     21,323
                                                       ---------  ---------
Cash flows from investing activities:
  Additions to property, plant, and equipment            (3,447)    (7,730)
  Change in other assets                                     11     (1,432)
                                                       ---------  ---------
Net cash (used) by investing activities                  (3,436)    (9,162)
                                                       ---------  ---------
Cash flows from financing activities:
  Long-term debt retired                                    --     (10,000)
  Payments for film rental contracts                     (4,955)    (3,581)
  Proceeds from common stock issued                       2,005      1,818
  Purchase of Company stock                              (6,664)       --
  Dividends paid                                         (2,954)    (2,754)
                                                       ---------  ---------
Net cash (used) by financing activities                 (12,568)   (14,517)
                                                       ---------  ---------
Net increase (decrease) in cash and cash equivalents      2,530     (2,356)
Cash and cash equivalents at beginning of year           13,801     11,825
                                                       ---------  ---------
Cash and cash equivalents at end of period            $  16,331  $   9,469
                                                       =========  =========
See accompanying Notes to Interim Consolidated Financial Statements.

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


2. Discontinued Operations

On October 25, 1996, the Company sold, effective as of September 30, 1996, all of its ownership interest in cable television systems. The Meredith/New Heritage Partnership (MNH Partnership), of which the Company indirectly owned 96 percent, sold its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. to Continental Cablevision of Minnesota Subsidiary Corporation, an affiliate of MNH Partnership's minority partner, Continental Cablevision of Minnesota, Inc. The total value of the systems was $262.5 million. Meredith Corporation received approximately $116 million in cash (net of taxes) and will recognize a gain in the fiscal second quarter of approximately $28 million (net of taxes and deferred net losses) from the sale.

The cable segment was classified as a discontinued operation effective September 30, 1995. For the three months ending September 30, 1995, cable operations reported revenues of $12.2 million, income from operations of $721,000, and a net loss of $717,000 (including an income tax benefit of $27,000). Cable net losses subsequent to September 30, 1995, the measurement date, have been deferred since the Company expected to realize a net gain from the sale. Cable operations reported revenues of $52.9 million, income from operations of $6.0 million, and a net loss of $189,000 (including income tax expense of $89,000) for the period October 1, 1995 through September 30, 1996.

Interest expense reflected in the loss from the discontinued cable operation is based on long-term debt that is specifically attributable to cable operations and is non-recourse to Meredith Corporation. Net assets of the discontinued operation at September 30, 1996 consisted of goodwill and other intangibles $133.7 million, net property, plant and equipment $71.0 million, net of long-term debt ($84.3 million) and other net liabilities ($32.2 million).

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 80 and 67 percent respectively, are under the LIFO method at September 30, 1996 and June 30, 1996.

                                          (unaudited)
                                          September 30    June 30
                                              1996         1996
                                          ------------    --------
                                                (in thousands)

          Raw materials                     $20,141      $28,354
          Work in process                    13,228       11,907
          Finished goods                      6,093        4,276
                                            --------     --------
                                             39,462       44,537
          Reserve for LIFO cost valuation   (13,352)     (13,352)
                                            --------     --------
             Total                          $26,110      $31,185
                                            ========     ========


4. Revenues, operating profit and depreciation and amortization by industry segment are shown below:

                                                (unaudited)
                                                Three Months
                                             Ended September 30
                                             -------------------
                                               1996       1995
                                             --------   --------
                                               (in thousands)
    Revenues
      Publishing                             $157,086   $166,563
      Broadcasting                             35,479     34,134
      Real Estate                               6,628      6,206
      Less: Inter-segment revenues                (13)      (330)
                                             --------   --------
        Total revenues                       $199,180   $206,573
                                             ========   ========

    Operating profit
      Publishing                             $ 13,652   $  9,070
      Broadcasting                             12,466     12,761
      Real Estate                               1,543      1,020
      Unallocated corporate expense            (5,331)    (4,633)
                                             --------   --------
        Total operating profit               $ 22,330   $ 18,218
                                             ========   ========
    Depreciation and amortization
      Publishing                             $  2,207   $  2,520
      Broadcasting                              2,918      2,623
      Real Estate                                 138        115
      Unallocated corporate                       377        368
                                             --------   --------
        Total depr. and amortization         $  5,640   $  5,626
                                             ========   ========




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations:  First Quarter Fiscal 1997 versus First Quarter Fiscal
1996

(Note:  All per-share amounts are computed on a post-tax basis.)


Consolidated
------------

     Quarter ended September 30              1996               1995
     --------------------------            --------           --------
                                       (in thousands, except per share)

     Total revenues                        $199,180           $206,573
                                           ========           ========

     EBITDA                                $ 27,970           $ 23,844
                                           ========           ========

     Income from operations                $ 22,330           $ 18,218
                                           ========           ========

     Earnings from continuing operations   $ 12,461           $  9,509
                                           ========           ========

     Net earnings                          $ 12,461           $  8,792
                                           ========           ========
     Per Share:
     Earnings from continuing operations   $    .45           $    .34
                                           ========           ========

     Net earnings                          $    .45           $    .31
                                           ========           ========

EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization.


Net earnings of $12.5 million, or 45 cents per share, were recorded in the first quarter of fiscal 1997 compared to net earnings of $8.8 million, or 31 cents per share, in the fiscal 1996 first quarter. Earnings per share from continuing operations increased 32 percent primarily due to improved operating performance in the publishing segment.

The Company's first quarter revenues declined 4 percent due to lower publishing revenues. The decline in publishing revenues reflected the elimination of most direct-response book sales due to the prior-year sale of the Company's book clubs and the formation of a strategic alliance with The Reader's Digest Association, Inc. Also contributing to the revenue decline were changes in magazine operations, including a rate base reduction at Ladies' Home Journal magazine and the discontinuation of home garden and Weekend Woodworking magazines. Excluding the effect of these changes, Company revenues increased 5 percent.

EBITDA increased 17 percent and income from operations was up 23 percent. Operating costs and expenses were $176.9 million in the current period compared with $188.4 million in the prior-year period. The operating profit margin rose from 8.8 percent of revenues in the fiscal 1996 first quarter to 11.2 percent in the current period. Lower selling, general and administrative expenses, both in total and as a percentage of revenues, were the primary factor in the margin improvement. Downsizing in the book operations and lower subscription acquisition costs in magazine operations, resulting from the aforementioned magazine closings and rate base reduction, led to the decline. The downsizing of book operations and the previously mentioned magazine changes combined with a reduction in LIFO inventory expense, due to falling paper prices, to result in lower production, distribution and editorial expenses in the quarter.

Lower bank debt in the current quarter resulted in net interest expense of $.4 million, down from $1.1 million in the prior-year first quarter.

The Company's effective tax rate was 43.3 percent compared with 44.5 percent in the prior-year first quarter. The decline reflected an increase in projected fiscal year earnings, which lessens the effect of non-deductible items on the overall tax rate.


Publishing
----------

     Quarter ended September 30                1996               1995
     --------------------------            --------           --------
                                                         (in thousands)
     Revenues
     ---------
       Magazine advertising                $ 70,560           $ 68,487
       Magazine circulation                  62,642             66,701
       Consumer book                          9,798             17,991
       Other                                 14,086             13,384
                                           --------           --------
     Total revenues                        $157,086           $166,563
                                           ========           ========

     Operating profit                      $ 13,652           $  9,070
                                           ========           ========


Publishing revenues decreased 6 percent primarily due to lower consumer book revenues. The 46 percent decline in consumer book revenues reflected the elimination of most direct-response book sales due to the prior-year sale of the Company's book clubs and formation of a strategic alliance with The Reader's Digest Association, Inc. Revenues from retail book sales increased 19 percent for the quarter due to higher sales volumes, largely attributed to the 11th edition of the Better Homes and Gardens New Cook Book, introduced in August. Magazine circulation revenues declined 6 percent primarily due to the effect of a 10 percent advertising rate base reduction (effective with the February 1996 issue) at Ladies' Home Journal magazine, the Company's second largest circulation title, and the closing of home garden and Weekend Woodworking magazines. Magazine advertising revenues grew 3 percent, largely due to an 11 percent increase in ad revenues at Better Homes and Gardens, the Company's largest circulation title. Better Homes and Gardens magazine's ad revenue growth primarily reflected increased ad pages. Advertising revenues at Ladies' Home Journal, declined 14 percent due to lower average revenue per page and fewer ad pages. Both factors contributed almost equally to the decline. The decline in average revenue per page reflected the advertising rate base reduction.

Publishing operating profit was up 51 percent in the fiscal 1997 first quarter. The improvement was largely a result of increased operating profit from magazine publishing due to higher ad revenues, improved circulation results and falling paper prices. Increased revenues and operating profits from retail book publishing and licensing operations also contributed. In spite of lower revenues, Ladies' Home Journal reported a substantial increase in operating profit due to lower production costs (a result of favorable pricing and reduced volumes) and lower circulation expenses. The decline in circulation expenses was due to fewer new prospect subscription mailings, resulting in part from the rate base reduction. Better Homes and Gardens also reported higher operating profit in the quarter primarily due to increased advertising revenues. The elimination of an operating loss from home garden magazine, which ceased publication in the spring of 1996, and improved operating results at Country America magazine, due to the timing of subscription acquisition mailings, also contributed.

Paper is a significant expense of the Publishing segment. Paper prices, which had been escalating in fiscal 1995 and early fiscal 1996, began to moderate in the second half of fiscal 1996. As of October 1, 1996, the Company's average price paid for paper was approximately 10 percent lower than the price paid at June 30, 1996. Declining prices have resulted in lower LIFO inventory expense in the current period. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. However, at this time, management does not anticipate any increases in paper prices until late in this fiscal year.



Broadcasting
------------

     Quarter ended September 30              1996               1995
     --------------------------            --------           --------
                                                         (in thousands)
     Revenues
     --------
       Advertising                         $ 33,774           $ 32,084
       Other                                  1,705              2,050
                                           --------           --------
     Total revenues                        $ 35,479           $ 34,134
                                           ========           ========
     Operating profit                      $ 12,466           $ 12,761
                                           ========           ========

Revenues increased 4 percent in the fiscal 1997 first quarter primarily due to advertising revenue growth at WSMV-Nashville and the addition of revenues from WOGX-Ocala/Gainesville, acquired in January 1996. Advertising revenues also increased at KVVU-Las Vegas and KCTV-Kansas City but declined at the Company's other three stations. Management believes the advertising revenue results of the first fiscal quarter were strongly affected by the summer Olympic Games. WSMV-Nashville, the Company's only NBC affiliate, benefited from the network's coverage of the Games. Revenues at the Company's CBS and FOX affiliates lagged as management believes advertisers directed spending to NBC's broadcast of the Olympics or chose not to advertise at all during the Games. Operating profit was down 2 percent from the prior-year first quarter. The decline reflected lower advertising revenues at some stations and increased programming costs. The expansion of local news programming at WNEM-Flint/Saginaw and KCTV-Kansas City contributed to the increase in programming costs.


Real Estate
-----------

     Quarter ended September 30              1996               1995
     --------------------------            --------           --------
                                                         (in thousands)

     Total revenues                        $  6,628           $  6,206
                                           ========           ========

     Operating profit                      $  1,543           $  1,020
                                           ========           ========

Revenues increased 7 percent and operating profit was up 51 percent largely due to growth in transaction fee revenues. These revenues are generated by member firms' residential home sales. The growth reflected record franchise membership levels and continued strength in existing home sales.


Discontinued Operation
----------------------

The sale of the Company's ownership interest in cable television operations was completed on October 25, 1996. The Meredith/New Heritage Partnership (MNH Partnership), of which the Company indirectly owned 96 percent, sold its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. to Continental Cablevision of Minnesota Subsidiary Corporation, an affiliate of MNH Partnership's minority partner, Continental Cablevision of Minnesota, Inc. The total value of the systems was $262.5 million. Meredith Corporation received approximately $116 million in cash (net of taxes) and will record a gain of approximately $28 million from the sale. The amount of the gain exceeds previous estimates due to recent strong operating performance and increased working capital generated by the cable systems. The gain is net of taxes and deferred cable losses from September 30, 1995 until September 30, 1996, the effective date of the sale. The cable segment was classified as a discontinued operation on September 30, 1995.




                        Liquidity and Capital Resources


Cash and cash equivalents increased by $2.5 million in the first quarter of fiscal 1997 compared to a decrease in cash of $2.4 million in the prior-year quarter. The change reflected higher spending for capital expenditures and debt payments in the prior-year quarter, partially offset by the increased use of cash in the current quarter for Company stock repurchases. The Company's primary source of cash in both periods was cash provided by operating activities. That amount was $18.5 million in the current quarter, down 13 percent from the prior-year quarter due to changes in working capital items. These changes were primarily related to receipt of the Ladies' Home Journal income tax settlement and downsizing in book operations in the prior-year quarter. The timing of paper inventory purchases and contributions to Company pension plans also contributed to the working capital changes.

Company debt associated with continuing operations, incurred for the acquisition of WSMV-Nashville, totaled $50.0 million at September 30, 1996. This debt was paid in its entirety in October 1996, using the proceeds from the cable sale. Interest expense associated with this debt totaled $674,000 (excluding $67,000 in capitalized interest) in the three months ended September 30, 1996.

In the first quarter of fiscal 1997, the Company spent $6.7 million for the repurchase on the open market of 164,000 shares of Meredith Corporation common stock. No shares were repurchased in the prior-year first quarter. As of September 30, 1996, approximately 1,145,000 shares could be repurchased under existing authorizations by the Board of Directors. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. Management expects that proceeds from the cable sale and/or cash generated by operating activities will be used to fund future share repurchases.

Dividends paid in the first quarter of fiscal 1997 were $3.0 million (11 cents per share) compared with $2.8 million (10 cents per share) in the prior-year period.

First quarter capital expenditures were $3.4 million compared to spending of $7.7 million in the prior-year quarter. The decrease reflected prior-year spending for new office facilities in New York City and higher prior-year spending for broadcasting technical equipment. Capital expenditures for fiscal 1997 are expected to be approximately equal to fiscal 1996 capital spending of nearly $30 million. This includes approximately $16 million planned to be spent in fiscal 1997 for the construction of a new office building and related improvements in Des Moines. Fiscal 1996 spending for this project totaled $7 million. Total cost of the project is estimated at approximately $40 million. The balance of the spending will occur in fiscal 1998. Funds for the new Des Moines building and other capital expenditures are expected to be provided by available cash, including cash from operating activities. The Company has made no other material commitments for capital expenditures.

At this time, management expects that cash on hand, internally-generated cash flow and short-term bank debt under existing bank lines of credit will provide funds for any additional cash needs (e.g., cash dividends) for foreseeable periods. At September 30, 1996, Meredith Corporation had unused committed lines of credit totaling $30 million. The Company does not expect the need for any long-term source of cash to meet working capital requirements.



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    10.1 Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors, as amended

    10.2 Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors, as amended

    10.3  Amendment to the 1992 Meredith Corporation Stock Incentive Plan

    10.4 1996 Stock Incentive Plan Agreement - Nonqualified Stock Option Award between Meredith Corporation and Christopher M. Little dated
          August 14, 1996

    10.5 1992 Stock Incentive Plan Agreement - Nonqualified Stock Option Award between Meredith Corporation and Philip A. Jones dated August 14, 1996

    10.6 Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements dated August 14, 1996, with named executive officers

    11)   Statement re computation of per share earnings

    27)   Financial Data Schedule

    99) Additional financial information from the Company's first quarter press release dated October 21, 1996

(b) Reports on Form 8-K

    No Form 8-K was filed during the quarter ended September 30, 1996.





                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MEREDITH CORPORATION
                              Registrant



                                (Larry D. Hartsook)
                                 Larry D. Hartsook
                              Vice President - Finance
                              (Principal Accounting and
                                 Financial Officer)




Date:  November 12, 1996

                               Index to Exhibits





     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

      10.1 Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors, as amended

      10.2 Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors, as amended

      10.3        Amendment to the 1992 Meredith Corporation Stock Incentive
                  Plan

      10.4 1996 Stock Incentive Plan Agreement - Nonqualified Stock Option Award between Meredith Corporation and Christopher M. Little dated August 14, 1996

      10.5 1992 Stock Incentive Plan Agreement - Nonqualified Stock Option Award between Meredith Corporation and Philip A. Jones dated August 14, 1996

      10.6 Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements dated August 14, 1996, with named executive officers

      11          Statement re computation of per share earnings

      27          Financial Data Schedule

      99 Additional financial information from the Company's first quarter press release dated October 21, 1996