Form 10-Q
period 1996-12-31
MEREDITH CORP
filed 1997-02-11
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1996

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

                               Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at January 31, 1997
Common Stock, $1 par value                            20,379,669
Class B Stock, $1 par value                            6,383,437

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements



Meredith Corporation and Subsidiaries
Consolidated Balance Sheets


                                                  (Unaudited)
                                                  December 31     June 30
Assets                                                1996          1996
------------------------------------------------------------------------------
                                        (in thousands, except share data)
Current assets:
Cash and cash equivalents                          $ 76,135      $ 13,801
Marketable securities                                20,060          --
Receivables, net                                     97,530        89,448
Inventories                                          24,400        31,185
Supplies and prepayments                              9,311         8,104
Film rental costs                                    13,130        10,321
Deferred income taxes                                12,413         8,930
Subscription acquisition costs                       51,056        48,887
                                                  ----------    ----------
Total current assets                                304,035       210,676
                                                  ----------    ----------
Property,  plant  and  equipment                    189,564       182,855
 Less accumulated depreciation                     (107,970)     (102,856)
                                                  ----------    ----------
Net property, plant and equipment                    81,594        79,999
                                                  ----------    ----------
Net assets of discontinued operation                   --          88,051
Subscription acquisition costs                       40,551        46,745
Film rental costs                                     8,453         6,816
Other assets                                         19,350        19,043
Goodwill and other intangibles
 (at original cost less accumulated amortization)   277,277       282,443
                                                  ----------    ----------
Total assets                                       $731,260      $733,773
                                                  ==========    ==========





See accompanying Notes to Interim Consolidated Financial Statements.

                                                  (Unaudited)
                                                  December 31     June 30
Liabilities and Stockholders' Equity                 1996          1996
------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt                  $   --        $ 15,000
Current portion of long-term film rental contracts   15,716        13,063
Accounts payable                                     33,445        42,085
Accrued taxes and expenses                           74,391        68,958
Unearned subscription revenues                      144,423       140,401
                                                  ----------    ----------
Total current liabilities                           267,975       279,507
                                                  ----------    ----------
Long-term debt                                         --          35,000
Long-term film rental contracts                       9,443         8,419
Unearned subscription revenues                       92,715        97,811
Deferred income taxes                                27,206        25,510
Other deferred items                                 28,897        25,962
                                                  ----------    ----------
Total liabilities                                   426,236       472,209
                                                  ----------    ----------

Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued             --            --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 20,343,140 at December 31 and
  20,380,437 at June 30 (net of treasury shares,
  12,439,898 at December 31 and 12,207,776
  at June 30.)                                       20,343        20,380
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 6,410,704 at December 31 and
  6,568,583 at June 30.                               6,411         6,569
Additional paid-in capital                             --            --
Retained earnings                                   281,420       236,903
Unearned compensation                                (3,150)       (2,288)
                                                  ----------    ----------
Total stockholders' equity                          305,024       261,564
                                                  ----------    ----------
Total liabilities and stockholders' equity       $  731,260   $   733,773
                                                  ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)



                                         Three Months          Six Months
                                       Ended December 31    Ended December 31
                                        1996      1995        1996      1995
------------------------------------------------------------------------------
                                         (in thousands, except per share)

Revenues (less returns and allowances):
  Advertising                       $111,766   $104,802   $216,100   $205,373
  Circulation                         64,161     69,557    126,803    136,258
  Consumer books                      10,988     23,262     20,786     41,253
  All other                           22,857     18,487     45,263     39,797
                                    --------   --------   --------   --------
Total revenues                       209,772    216,108    408,952    422,681
                                    --------   --------   --------   --------
Operating costs and expenses:
  Production, distribution and edit   83,567     92,776    168,898    181,470
  Selling, general and administrative 91,338     93,525    177,217    187,560
  Depreciation and amortization        5,587      5,620     11,227     11,246
                                    --------   --------   --------   --------
Total operating costs and expenses   180,492    191,921    357,342    380,276
                                    --------   --------   --------   --------
Income from operations                29,280     24,187     51,610     42,405
  Gain on dispositions                    --      5,898         --      5,898
  Interest income                      1,175        459      1,554      1,121
  Interest expense                      (335)    (1,711)    (1,071)    (3,470)
                                    --------   --------   --------   --------
Earnings from continuing operations
 before income taxes                  30,120     28,833     52,093     45,954
  Income taxes                        13,044     12,755     22,556     20,367
                                    --------   --------   --------   --------
Earnings from continuing operations   17,076     16,078     29,537     25,587

Discontinued operation:
  Net loss from operations                --         --         --       (717)
  Net gain on disposition             27,693         --     27,693         --
                                    --------   --------   --------   --------

Net earnings                        $ 44,769   $ 16,078   $ 57,230   $ 24,870
                                    ========   ========   ========   ========

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited) (continued)

                                         Three Months          Six Months
                                       Ended December 31    Ended December 31
                                        1996      1995        1996      1995
------------------------------------------------------------------------------
                                         (in thousands, except per share)
Net earnings per share:
Earnings from continuing operations  $  0.61    $  0.57    $  1.06    $  0.91
Discontinued operation                  1.00         --       1.00      (0.03)
                                     --------   --------   --------   --------
Net earnings per share               $  1.61    $  0.57    $  2.06    $  0.88
                                     ========   ========   ========   ========
Average shares outstanding            27,875     28,291     27,817     28,189
                                     ========   ========   ========   ========

See accompanying Notes to Interim Consolidated Financial Statements.


Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended December 31                            1996       1995
--------------------------------------------------------------------------
                                                        (in thousands)
Cash flows from operating activities:
  Net earnings                                         $ 57,230   $ 24,870

Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                          11,227     11,246
  Amortization of film contract rights                    8,924      8,457
  Gain on dispositions, net of taxes                    (27,693)    (3,379)
  Loss from discontinued operation                          --         717
  Changes in assets and liabilities:
    Accounts receivable                                  (4,653)   (10,833)
    Inventories                                           6,785      7,687
    Supplies and prepayments                             (1,179)     5,076
    Subscription acquisition costs                        4,025      4,214
    Accounts payable                                     (8,640)   (17,162)
    Accruals                                             (5,230)    11,303
    Unearned subscription revenues                       (1,074)   (12,044)
    Deferred income taxes                                (1,787)     2,412
    Other deferred items                                  2,935       (181)
                                                       ---------  ---------
Net cash provided by operating activities                40,870     32,383
                                                       ---------  ---------
                                     - 5 -

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)



Six Months Ended December 31                            1996       1995
--------------------------------------------------------------------------
                                                        (in thousands)

Cash flows from investing activities:
  Proceeds from dispositions                            123,275     27,894
  Additions to property, plant, and equipment            (7,693)   (19,237)
  Purchases of marketable securities                    (20,060)       --
  Change in other assets                                   (496)      (212)
                                                       ---------  ---------
Net cash provided by investing activities                95,026      8,445
                                                       ---------  ---------
Cash flows from financing activities:
  Long-term debt retired                                (50,000)   (10,000)
  Payments for film rental contracts                     (9,792)    (7,906)
  Proceeds from common stock issued                       3,992      2,969
  Purchase of Company stock                             (11,864)       --
  Dividends paid                                         (5,898)    (5,511)
                                                       ---------  ---------
Net cash (used) by financing activities                 (73,562)   (20,448)
                                                       ---------  ---------
Net increase in cash and cash equivalents                62,334     20,380
Cash and cash equivalents at beginning of year           13,801     11,825
                                                       ---------  ---------
Cash and cash equivalents at end of period             $ 76,135   $ 32,205
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



2. Discontinued Operation

On October 25, 1996, Meredith Corporation, through its cable venture, Meredith/New Heritage Partnership (MNH Partnership), completed the sale of its ownership interest in Meredith/New Heritage Strategic Partners, L.P. (Strategic Partners). Strategic Partners owned and operated cable television systems with approximately 127,000 subscribers in the Minneapolis/St. Paul area. The MNH Partnership, of which the Company indirectly owned 96 percent, sold its 73 percent ownership interest in Strategic Partners to Continental Cablevision of Minnesota Subsidiary Corporation (Continental), an affiliate of MNH Partnership's minority partner, Continental Cablevision of Minnesota, Inc.

The total value of the cable television systems was $262.5 million based on estimated discounted future cash flows. Meredith Corporation's share of the proceeds was $116.0 million in cash (net of taxes). Continental also paid $84.3 million in Strategic Partners' debt. Meredith Corporation recorded a gain in the quarter ended December 31, 1996 of $27.7 million, or $1.00 per share, (net of $8.9 million in taxes) from the sale.

The cable segment was classified as a discontinued operation effective September 30, 1995. Cable net losses subsequent to September 30, 1995 were deferred since the Company expected to realize a net gain from the sale. Cable operations reported revenues of $52.9 million, income from operations of $6.0 million and a net loss of $189,000 (including income tax expense of $89,000) for the period October 1, 1995, through the effective date of the sale.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


3. Marketable Securities

Currently-owned marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

At December 31, 1996, marketable securities consisted of one U. S. Treasury Note with a fair value equal to its amortized cost. This security matures in less than one year. No other marketable securities were purchased or sold during the six months ended December 31, 1996.


4. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 85 and 67 percent respectively, are under the LIFO method at December 31, 1996, and June 30, 1996.

                                           (unaudited)
                                           December 31   June 30
                                              1996         1996
                                            --------     --------
                                                (in thousands)

          Raw materials                     $19,186      $28,354
          Work in process                    11,276       11,907
          Finished goods                      5,990        4,276
                                            --------     --------
                                             36,452       44,537
          Reserve for LIFO cost valuation   (12,052)     (13,352)
                                            --------     --------
             Total                          $24,400      $31,185
                                            ========     ========

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



5. Revenues, operating profit and depreciation and amortization by industry segment are shown below:
                                    (unaudited)             (unaudited)
                                    Three Months            Six Months
                                  Ended December 31      Ended December 31
                                 -------------------    -------------------
                                   1996       1995        1996       1995
                                 --------   --------    --------   --------
                                               (in thousands)
Revenues
  Publishing                     $160,698   $171,436    $317,784   $337,999
  Broadcasting                     43,400     38,306      78,879     72,440
  Real Estate                       5,693      6,382      12,321     12,588
  Less: Inter-segment revenues        (19)       (16)        (32)      (346)
                                 --------   --------    --------   --------
    Total revenues               $209,772   $216,108    $408,952   $422,681
                                 ========   ========    ========   ========

Operating profit
  Publishing                     $ 17,648   $ 13,533    $ 31,300   $ 22,603
  Broadcasting                     17,735     15,526      30,201     28,287
  Real Estate                         469      1,096       2,012      2,116
  Unallocated corporate expense    (6,572)    (5,968)    (11,903)   (10,601)
                                 --------   --------    --------   --------
    Income from operations         29,280     24,187      51,610     42,405

  Gain on disposition                  --      5,898          --      5,898
  Interest income                   1,175        459       1,554      1,121
  Interest expense                   (335)    (1,711)     (1,071)    (3,470)
                                 --------   --------    --------   --------
  Earnings from continuing
    operations before income
    taxes                          30,120     28,833      52,093     45,954

  Income taxes                     13,044     12,755      22,556     20,367
                                 --------   --------    --------   --------
    Earnings from
      continuing operations*     $ 17,076   $ 16,078    $ 29,537   $ 25,587
                                 ========   ========    ========   ========

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




                                    (unaudited)             (unaudited)
                                    Three Months            Six Months
                                  Ended December 31      Ended December 31
                                 -------------------    -------------------
                                   1996       1995        1996       1995
                                 --------   --------    --------   --------

Depreciation and amortization
  Publishing                     $  2,172   $  2,476    $  4,379   $  4,996
  Broadcasting                      2,924      2,645       5,842      5,268
  Real Estate                         129        119         267        234
  Unallocated corporate expense       362        380         739        748
                                 --------   --------    --------   --------
    Total depreciation
      and amortization           $  5,587   $  5,620    $ 11,227   $ 11,246
                                 ========   ========    ========   ========





*Note: Earnings for the quarter and six months ended December 31, 1995, include $3,379,000 (12 cents per share) in post-tax income from a gain on the disposition of book clubs.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

(Note:  All per-share amounts are computed on a post-tax basis.)

Consolidated
------------
                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
                                    1996       1995        1996       1995
                                  --------   --------    --------   --------
                                       (in thousands, except per share)

     Total revenues               $209,772   $216,108    $408,952   $422,681
                                  ========   ========    ========   ========

     EBITDA                       $ 34,867   $ 29,807    $ 62,837   $ 53,651
                                  ========   ========    ========   ========

     Income from operations       $ 29,280   $ 24,187    $ 51,610   $ 42,405
                                  ========   ========    ========   ========

     Operating profit margin         14.0%      11.2%       12.6%      10.0%
                                  ========   ========    ========   ========

     Earnings from continuing
       operations                 $ 17,076   $ 16,078    $ 29,537   $ 25,587
                                  ========   ========    ========   ========

     Discontinued operations      $ 27,693   $   --      $ 27,693   $   (717)
                                  ========   ========    ========   ========

     Net earnings                 $ 44,769   $ 16,078    $ 57,230   $ 24,870
                                  ========   ========    ========   ========

     Per Share:
     Earnings from continuing
       operations                 $   0.61   $   0.57    $   1.06   $   0.91

     Discontinued operations      $   1.00   $   --      $   1.00   $   (.03)
                                  --------   --------    --------   --------

     Net earnings                 $   1.61   $   0.57    $   2.06   $   0.88
                                  ========   ========    ========   ========

EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization.

Net earnings of $44.8 million, or $1.61 per share, were recorded in the quarter ended December 31, 1996, compared to net earnings of $16.1 million, or 57 cents per share, in the prior-year second quarter. For the six months ended December 31, 1996, net earnings were $57.2 million, or $2.06 per share, compared to net earnings of $24.9 million, or 88 cents per share, in the prior-year period.
Net earnings for both the quarter and six months ended December 31, 1996, included a post-tax gain of $27.7 million, or $1.00 per share, from the sale of the discontinued cable operations. Net earnings in the first half of the prior fiscal year included a net loss from discontinued cable operations of $.7 million, or 3 cents per share.

Earnings from continuing operations were $17.1 million, or 61 cents per share, and $16.1 million, or 57 cents per share for the second quarters ended December 31, 1996 and 1995, respectively. Earnings from continuing operations for the comparative six-month periods were $29.5 million, or $1.06 per share, in fiscal 1997 and $25.6 million, or 91 cents per share, in fiscal 1996. Earnings from continuing operations in the prior-year periods included a post-tax gain of $3.4 million, or 12 cents per share, from the December 1995 sale of three book clubs. Excluding this non-recurring item from the prior-year periods, fiscal 1997 earnings per share from continuing operations increased 36 percent for the second quarter and 34 percent for the six month period.

The Company's revenues declined 3 percent in both the quarter and six-month periods due to lower publishing revenues. The decline in publishing revenues reflected the elimination of most direct-response book sales due to the prior-year sale of the Company's book clubs and the agreement granting The Reader's Digest Association, Inc. rights for direct-response marketing of certain Meredith-trademarked products. Also contributing to the revenue decline were changes in magazine operations, including a rate base reduction at Ladies' Home Journal magazine and discontinuing the publication of home garden magazine.

EBITDA increased 17 percent in both the quarter and six-month periods. Operating costs and expenses declined 6 percent in both periods leading to increased operating profit margins in the current-year periods. Lower production, distribution and editorial expenses, both in total and as a percentage of revenues, were the primary factor in the second quarter margin improvement. Downsizing in the book operations and lower paper and manufacturing costs in magazine operations, resulting from lower prices and volumes, led to the decline. These same factors contributed to lower production, distribution and editorial expenses, both in total and as a percentage of revenues, in the current six-month period. Selling, general and administrative costs also declined, in total and as a percentage of revenues, for the six months. The downsizing of book operations and lower magazine subscription acquisition costs, due to the previously mentioned magazine changes, were the primary factors in the decline.

In October 1996, the Company repaid its entire bank debt using a portion of the proceeds from the sale of cable operations. This resulted in net interest income in the current quarter and six-month periods versus net interest expense in the comparable prior-year periods.

The Company's effective tax rate was 43.3 percent in the current quarter and six month periods compared with approximately 44.3 percent in the prior-year periods. The lower rate reflects an increase in currently estimated fiscal year earnings, which lessens the effect of non-deductible items on the overall tax rate.


Publishing
----------
                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
                                    1996       1995        1996       1995
                                  --------   --------    --------   --------
                                                (in thousands)
     Revenues
     ---------
       Magazine advertising       $ 70,501   $ 68,246    $141,061   $136,733
       Magazine circulation         64,161     69,557     126,803    136,258
       Consumer book                10,988     23,262      20,786     41,253
       Other                        15,048     10,371      29,134     23,755
                                  --------   --------    --------   --------
     Total revenues               $160,698   $171,436    $317,784   $337,999
                                  ========   ========    ========   ========

     Operating profit             $ 17,648   $ 13,533    $ 31,300   $ 22,603
                                  ========   ========    ========   ========

Publishing revenues decreased 6 percent compared to both the prior-year quarter and six month periods primarily due to lower consumer book revenues. The approximate 50 percent decline in consumer book revenues reflected the elimination of most direct-response book sales due to the prior-year sale of the Company's book clubs and formation of a strategic alliance with The Reader's Digest Association, Inc. Revenues from ongoing retail book sales were down for the quarter largely due to the timing of sales of the 11th edition of the Better Homes and Gardens New Cook Book, introduced in August 1996. Retail book revenues were down slightly for the six months ended December 31, 1996, even with increased first quarter sales from the New Cook Book, due to the introduction of fewer new titles in the current period.

Magazine circulation revenues declined 7 percent in the quarter and 8 percent in the fiscal year-to-date primarily due to the effect of a 10 percent advertising rate base reduction (effective with the February 1996 issue) at Ladies' Home Journal magazine, the Company's second largest circulation title. Closing home garden and Weekend Woodworking magazines also contributed to the decline in circulation revenues, as did a reduction in the publication frequency of Country America magazine from 10 to 6 times annually. Magazine advertising revenues grew 3 percent in both the quarter and six-month periods largely due to increased ad revenues at Better Homes and Gardens, the Company's largest circulation title. Better Homes and Gardens magazine's ad revenue growth primarily reflected an increased number of ad pages. Midwest Living, Country Home and the Better Homes and Gardens' Special Interest Publications also reported strong ad revenue growth in both periods due to a combination of increased ad pages and higher average revenue per page. Advertising revenues at Ladies' Home Journal declined in both the quarter and six-month period primarily due to lower average revenue per page. The decline in average revenue per page reflected the advertising rate base reduction. The increases in other publishing revenues in the quarter and year-to-date periods reflected higher sales volumes in the custom publishing operations and the addition of a crafts licensing agreement with Wal-Mart Stores, Inc.

Publishing operating profit was up 30 percent in the fiscal 1997 second quarter and 39 percent for the fiscal year-to-date. The improvements were largely a result of increased operating profit from magazine publishing due to higher ad revenues and lower paper prices. Increased revenues and operating profit from licensing operations also contributed. Better Homes and Gardens, Country Home and Midwest Living magazines, along with the Company's lineup of Special Interest Publications, reported strong advertising revenues leading to operating profit increases for the quarter and year-to-date periods. In spite of lower revenues, Ladies' Home Journal also reported higher operating profit in both periods due primarily to lower paper and printing costs (a result of favorable pricing and reduced volumes). In addition, lower circulation expenses, due to fewer new prospect subscription mailings resulting in part from the rate base reduction, also contributed to Ladies' Home Journal's improvement in the six month period. The elimination of an operating loss from home garden magazine, which ceased publication in the spring of 1996, also was a factor in Publishing's improved operating results. Book publishing reported lower operating profit in the second quarter and for the fiscal year-to-date, primarily due to the retail book revenue declines mentioned previously.

Paper is a significant expense of the Publishing segment. Paper prices, which had been escalating in fiscal 1995 and early fiscal 1996, began to moderate in the second half of fiscal 1996 and has continued to-date. As of December 31, 1996, the Company's average price paid for paper was approximately 14 percent lower than the price paid at June 30, 1996. Declining prices to-date have resulted in favorable LIFO inventory reserve adjustments in the current period. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. However, at this time, management does not anticipate any increases in paper prices until possibly late this fiscal year or in early fiscal 1998.



Broadcasting
------------
                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
                                    1996       1995        1996       1995
                                  --------   --------    --------   --------
                                                (in thousands)
     Revenues
     ---------
       Advertising                $ 41,265   $ 36,556    $ 75,039   $ 68,640
       Other                         2,135      1,750       3,840      3,800
                                  --------   --------    --------   --------
     Total revenues               $ 43,400   $ 38,306    $ 78,879   $ 72,440
                                  ========   ========    ========   ========

     Operating profit             $ 17,735   $ 15,526    $ 30,201   $ 28,287
                                  ========   ========    ========   ========


Revenues increased 13 percent in the fiscal 1997 second quarter and 9 percent in the six months ended December 31, 1996, from the comparable prior-year periods. Excluding revenues from WOGX-Ocala/Gainesville, acquired in January 1996, comparable revenues increased 10 percent for the quarter and 6 percent for the six months. All stations reported higher advertising revenues in the second quarter, in part due to fall 1996 political campaign advertising. For the six-month period, ad revenues increased at all stations except WOFL-Orlando and KPHO-Phoenix, where ad revenues were flat due to weak national ad sales, particularly in the first quarter. Operating profit increased 14 percent in the second quarter and 7 percent in the six-month period due primarily to the advertising revenue increases.

Real Estate
-----------

                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
                                    1996       1995        1996       1995
                                  --------   --------    --------   --------
                                                (in thousands)

     Total revenues               $  5,693   $  6,382    $ 12,321   $ 12,588
                                  ========   ========    ========   ========

     Operating profit             $    469   $  1,096    $  2,012   $  2,116
                                  ========   ========    ========   ========



Revenues and operating profit declined in both the quarter and six months ended December 31, 1996, largely due to the prior-year signing of a master franchise agreement. Excluding the effects of this agreement, second quarter revenues and operating profit were comparable to those in the prior-year quarter. On the same basis, year-to-date revenues and operating profit increased largely due to higher transaction fee revenues, resulting from an increase in the number of member firms and continued strength in existing home sales.



Discontinued Operation
----------------------

The sale of the Company's ownership interest in cable television operations was completed on October 25, 1996. The Meredith/New Heritage Partnership (MNH Partnership), of which the Company indirectly owned 96 percent, sold its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. to Continental Cablevision of Minnesota Subsidiary Corporation, an affiliate of MNH Partnership's minority partner, Continental Cablevision of Minnesota, Inc. The total value of the systems was $262.5 million. Meredith Corporation received $116.0 million in cash (net of taxes) and recorded a gain in the fiscal second quarter of $27.7 million, or $1.00 per share, from the sale. The gain is net of taxes and deferred cable losses from September 30, 1995, until the effective date of the sale. The cable segment was classified as a discontinued operation on September 30, 1995.

                        Liquidity and Capital Resources


Cash and cash equivalents increased by $62.3 million in the first six months of fiscal 1997 compared to an increase of $20.4 million in the prior-year period. The larger increase in cash in the current period resulted from the sale of the discontinued cable operation. Proceeds from the sale funded increased use of cash in the current period for retirement of long-term debt, purchases of marketable securities and purchases of Company stock. Cash provided by operating activities increased 26 percent in the current period due to higher operating income.

Company debt, which totaled $50 million at June 30, 1996, was repaid in its entirety in October 1996, using a portion of the proceeds from the cable sale. Interest expense associated with this debt totaled $909,000 (excluding $92,000 in capitalized interest) in the six months ended December 31, 1996.

In January 1997, the Company announced that, pending Federal Communications Commission approval, it will acquire all four of the television stations of First Media Television, L.P. The acquisition price for the purchased assets of First Media is $435 million, which Meredith will pay through a combination of bank debt and cash. The average term of the debt is expected to be approximately four years. The transaction is expected to close in mid-calendar 1997. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities.

In the first half of fiscal 1997, the Company spent $11.9 million for the repurchase of 267,000 shares of Meredith Corporation common stock on the open market under an authorization by its Board of Directors. No shares were repurchased in the first half of the prior year. As of December 31, 1996, approximately 1,042,000 additional shares could be repurchased under existing authorizations by the Board of Directors. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. Future repurchases of Company shares are expected to be reduced given the aforementioned proposed broadcasting acquisition.

Dividends paid in the first six months of fiscal 1997 were $5.9 million (22 cents per share) compared with $5.5 million (20 cents per share) in the prior-year period. On February 3, 1997, the Board of Directors increased the quarterly dividend by 18 percent (two cents per share) to 13 cents per share effective with the dividend payable on March 14, 1997. On an annual basis, the effect of this quarterly dividend increase would be to increase dividends paid by approximately $2.1 million at the current number of shares outstanding. The Board of Directors also approved a two-for-one stock split, in the form of a share dividend, payable on March 17, 1997, to shareholders of record on February 28, 1997.

Expenditures for property, plant and equipment were $7.7 million in the first six months of fiscal 1997 compared to $19.2 million in the prior-year period. The decrease reflected prior-year spending for new office facilities in New York City and higher prior-year spending for broadcasting technical equipment. Capital expenditures for fiscal 1997 are expected to be approximately $32 million, slightly higher than fiscal 1996 capital spending of nearly $30 million. This includes approximately $18 million in planned spending in fiscal 1997 for the construction of a new office building and related improvements in Des Moines. Fiscal 1996 spending for this project totaled $7 million. Total cost of the project is estimated at approximately $40 million. The balance of the spending will occur in fiscal 1998. Funds for the new Des Moines building and other capital expenditures are expected to be provided by available cash, including cash from operating activities and short-term bank debt. The Company has made no other material commitments for capital expenditures.

At this time, management expects that cash on hand, internally-generated cash flow and short-term bank debt under existing bank lines of credit will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods. As mentioned previously, the proposed acquisition of the four First Media television stations will be funded by cash and bank debt. At December 31, 1996, Meredith Corporation had unused committed lines of credit totaling $30 million. The Company does not expect the need for any long-term source of cash to meet working capital requirements.




PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on November 11, 1996, at the Company's headquarters in Des Moines, Iowa.

(b)  The name of each director elected at the Annual Meeting is shown under
     Item 4.(c)(1). The other directors whose terms of office continued after the meeting were: Herbert M. Baum, Robert A. Burnett, Frederick B. Henry, Joel W. Johnson, William T. Kerr, Richard S. Levitt, E. T. Meredith III and Nicholas L. Reding.


(c)(1) Proposal 1: Election of four Class I directors for terms expiring in 1999. Each nominee was elected in uncontested elections by the votes cast as follows:

                                          Number of shareholder votes*
                                          ----------------------------
                                                For        Withheld
          Class I directors                  ----------    --------
            Pierson M. Grieve                72,980,296     185,727
            Robert E. Lee                    72,994,138     171,885
            Jack D. Rehm                     72,809,411     356,612
            Barbara S. Uehling               72,974,827     191,196

        *As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

(c)(2) Proposal 2: Approval of an additional reserve of 75,000 shares of Company common stock for issuance under the 1990 Restricted Stock Plan for Non-Employee Directors. Proposal 2 was approved by the votes cast as follows:

                                                        Broker
                 For          Against      Abstain     Non-Votes
              ----------     ---------     -------     ---------
              69,144,016     1,533,050     264,492     2,224,465


(c)(3) Proposal 3: Approval of an additional reserve of 75,000 shares of Company common stock for issuance under the 1993 Stock Option Plan for Non-Employee Directors. Proposal 3 was approved by the votes cast as follows:

                                                        Broker
                 For          Against      Abstain     Non-Votes
              ----------     ---------     -------     ---------
              68,744,340     1,692,580     504,638     2,224,465

(c)(4) Proposal 4: Approval of the 1996 Stock Incentive Plan. Proposal 4 was approved by the votes cast as follows:

                                                          Broker
                 For          Against      Abstain     Non-Votes
              ----------     ---------     -------     ---------
              63,434,951     7,299,911     206,696     2,224,465

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

       3)  Restated Bylaws, as amended

    10.1) Employment agreement dated November 11, 1996 between Meredith Corporation and William T. Kerr

    10.2) Consultancy Agreement, Amendment to Employment Agreement and Amendment to Restricted Stock Agreements dated November 11, 1996 between Meredith Corporation and Jack D. Rehm. (Reference is made to an Employment Agreement filed with the Commission as Exhibit 10c to the Company's Form 10-K for the year ended June 30, 1992 and Restricted Stock Agreements filed with the Commission as Exhibits 10b(1) and 10b(2) to the Company's Form 10-Q for the quarter ended September 30, 1992.)

    10.3) 1992 Meredith Corporation Stock Incentive Plan Agreement dated July 1, 1996, between Meredith Corporation and William T. Kerr

    10.4) 1996 Meredith Corporation Stock Incentive Plan Agreement dated August 14, 1996, between Meredith Corporation and William T. Kerr

    10.5) Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements with William T. Kerr

      11)  Statement re computation of per share earnings

      27)  Financial Data Schedule

      99) Additional financial information from the Company's second quarter press release dated January 22, 1997


(b) Reports on Form 8-K

    On October 25, 1996, Meredith Corporation, through its cable venture, Meredith/New Heritage Partnership, reported the completion of the sale of its ownership interest in Meredith/New Heritage Strategic Partners, L.P.

    On November 11, 1996, Meredith Corporation's board of directors elected William T. Kerr, the Company's president and chief operating officer, as president and chief executive officer effective January 1, 1997.

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



                              MEREDITH CORPORATION
                              Registrant



                                (Larry D. Hartsook)
                                 Larry D. Hartsook
                              Vice President - Finance
                              (Principal Financial and
                                 Accounting Officer)







Date:  February 11, 1997

                               Index to Exhibits





     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

        3         Restated Bylaws, as amended

       10.1 Employment agreement dated November 11, 1996 between Meredith Corporation and William T. Kerr

       10.2 Consultancy Agreement, Amendment to Employment Agreement and Amendment to Restricted Stock Agreements dated November 11, 1996 between Meredith Corporation and Jack D. Rehm.

       10.3) 1992 Meredith Corporation Stock Incentive Plan Agreement dated July 1, 1996, between Meredith Corporation and William
                  T. Kerr

       10.4) 1996 Meredith Corporation Stock Incentive Plan Agreement dated August 14, 1996, between Meredith Corporation and William T. Kerr

       10.5) Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements with William T. Kerr

       11         Statement re computation of per share earnings

       27         Financial Data Schedule

       99 Additional financial information from the Company's second quarter press release dated January 22, 1997