Form 10-Q
period 1997-03-31
MEREDITH CORP
filed 1997-05-14
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997

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

                               Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at April 30, 1997
Common Stock, $1 par value                            41,121,462
Class B Stock, $1 par value                           12,400,637

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements



Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

                                                  (Unaudited)
                                                    March 31      June 30
Assets                                                1997          1996
-------------------------------------------------------------------------------
                                          (in thousands, except share data)
Current assets:
Cash and cash equivalents                          $ 53,422      $ 13,801
Marketable securities                                50,472          --
Receivables, net                                     96,432        89,448
Inventories                                          25,970        31,185
Supplies and prepayments                              9,062         8,104
Film rental costs                                    10,690        10,321
Deferred income taxes                                14,790         8,930
Subscription acquisition costs                       56,920        48,887
                                                  ----------    ----------
Total current assets                                317,758       210,676
                                                  ----------    ----------
Property,  plant  and  equipment                    194,612       182,855
 Less accumulated depreciation                     (110,904)     (102,856)
                                                  ----------    ----------
Net property, plant and equipment                    83,708        79,999
                                                  ----------    ----------
Net assets of discontinued operation                   --          88,051
Subscription acquisition costs                       40,924        46,745
Film rental costs                                     6,887         6,816
Other assets                                         21,205        19,043
Goodwill and other intangibles
 (at original cost less accumulated amortization)   274,462       282,443
                                                  ----------    ----------
Total assets                                      $ 744,944     $ 733,773
                                                  ==========    ==========






See accompanying Notes to Interim Consolidated Financial Statements.

                                                 (Unaudited)
                                                   March 31     June 30
Liabilities and Stockholders' Equity                 1997         1996
-------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt                  $   --       $  15,000
Current portion of long-term film rental contracts   13,277        13,063
Accounts payable                                     29,760        42,085
Accrued taxes and expenses                           78,698        68,958
Unearned subscription revenues                      153,287       140,401
                                                  ----------    ----------
Total current liabilities                           275,022       279,507
                                                  ----------    ----------
Long-term debt                                         --          35,000
Long-term film rental contracts                       7,835         8,419
Unearned subscription revenues                       94,666        97,811
Deferred income taxes                                25,433        25,510
Other deferred items                                 23,915        25,962
                                                  ----------    ----------
Total liabilities                                   426,871       472,209
                                                  ----------    ----------

Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued             --            --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 40,906,202 at March 31 and
  20,380,437 at June 30 (net of treasury shares,
  25,155,096 at March 31 and 12,207,776
  at June 30.)                                       40,906        20,380
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 12,670,586 at March 31 and
  6,568,583 at June 30.                              12,671         6,569
Additional paid-in capital                             --            --
Retained earnings                                   267,379       236,903
Unearned compensation                                (2,883)       (2,288)
                                                  ----------    ----------
Total stockholders' equity                          318,073       261,564
                                                  ----------    ----------
Total liabilities and stockholders' equity         $744,944      $733,773
                                                  ==========    ==========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)


                                        Three Months         Nine Months
                                       Ended March 31       Ended March 31
                                      1997       1996       1997       1996
------------------------------------------------------------------------------
                                         (in thousands, except per share)

Revenues (less returns and allowances):
  Advertising                       $121,643   $118,865   $337,743   $324,238
  Circulation                         65,648     69,932    192,451    206,190
  Consumer books                       8,396      7,928     29,182     49,181
  All other                           27,348     22,693     72,611     62,490
                                    --------   --------   --------   --------
Total revenues                       223,035    219,418    631,987    642,099
                                    --------   --------   --------   --------
Operating costs and expenses:
  Production, distribution and edit   89,323     93,943    258,221    275,413
  Selling, general and administrative 96,682     90,077    273,899    277,637
  Depreciation and amortization        6,032      8,110     17,259     19,356
                                    --------   --------   --------   --------
Total operating costs and expenses   192,037    192,130    549,379    572,406
                                    --------   --------   --------   --------
Income from operations                30,998     27,288     82,608     69,693

  Gain on dispositions                    --         --         --      5,898
  Interest income                      1,566        454      3,120      1,575
  Interest expense                       (63)    (1,173)    (1,134)    (4,643)
                                    --------   --------   --------   --------
Earnings from continuing operations
  before income taxes                 32,501     26,569     84,594     72,523

  Income taxes                        14,073     12,780     36,629     33,147
                                    --------   --------   --------   --------
Earnings from continuing operations   18,428     13,789     47,965     39,376

Discontinued operation:
  Loss from operations                    --         --         --       (717)
  Gain on disposition                     --         --     27,693         --
                                    --------   --------   --------   --------

Net earnings                        $ 18,428   $ 13,789   $ 75,658   $ 38,659
                                    ========   ========   ========   ========

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited) (continued)

                                        Three Months         Nine Months
                                       Ended March 31       Ended March 31
                                      1997       1996       1997       1996
------------------------------------------------------------------------------
Net earnings per share:                  (in thousands, except per share)
Earnings from continuing operations   $0.33      $0.24      $0.86      $0.69
Discontinued operation                   --         --       0.50      (0.01)
                                     --------   --------   --------   --------
Net earnings per share                $0.33      $0.24      $1.36      $0.68
                                     ========   ========   ========   ========
Dividends paid per share              $ .065     $ .055     $ .175     $ .155
                                     ========   ========   ========   ========
Average shares outstanding            55,594     56,660     55,605     56,461
                                     ========   ========   ========   ========

See Accompanying Notes to Interim Consolidated Financial Statements.


Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended March 31                                 1997       1996
---------------------------------------------------------------------------
Cash flows from operating activities:                      (in thousands)
  Net earnings                                         $ 75,658   $ 38,659

Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                          17,259     19,356
  Amortization of film contract rights                   13,143     13,421
  Gain on dispositions, net of taxes                    (27,693)    (3,379)
  Loss from discontinued operation                          --         717
  Changes in assets and liabilities:
    Accounts receivable                                  (3,555)   (11,882)
    Inventories                                           5,215     11,042
    Supplies and prepayments                               (931)     7,024
    Subscription acquisition costs                       (2,212)      (133)
    Accounts payable                                    (12,325)   (17,991)
    Accruals                                               (923)       864
    Unearned subscription revenues                        9,741        229
    Deferred income taxes                                (2,720)     7,310
    Other deferred items                                 (2,047)     2,673
                                                       ---------  ---------
Net cash provided by operating activities                68,610     67,910
                                                       ---------  ---------
                                     - 5 -

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)

Nine Months Ended March 31                                 1997       1996
---------------------------------------------------------------------------
                                                           (in thousands)

Cash flows from investing activities:
  Proceeds from dispositions                            123,275     27,894
  Acquisition of business                                   --     (14,500)
  Additions to property, plant, and equipment           (13,020)   (25,391)
  Purchases of marketable securities                    (50,472)       --
  Change in other assets                                 (2,325)     1,165
                                                       ---------  ---------
Net cash provided (used) by investing activities         57,458    (10,832)
                                                       ---------  ---------
Cash flows from financing activities:
  Long-term debt retired                                (50,000)   (25,000)
  Payments for film rental contracts                    (14,081)   (13,076)
  Proceeds from common stock issued                       4,766      3,580
  Purchase of Company stock                             (19,705)   (17,686)
  Dividends paid                                         (9,380)    (8,549)
  Other                                                   1,953      1,111
                                                       ---------  ---------
Net cash (used) by financing activities                 (86,447)   (59,620)
                                                       ---------  ---------
Net increase (decrease) in cash and cash equivalents     39,621     (2,542)
Cash and cash equivalents at beginning of year           13,801     11,825
                                                       ---------  ---------
Cash and cash equivalents at end of period             $ 53,422   $  9,283
                                                       =========  =========












See accompanying Notes to Interim Consolidated Financial Statement.

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

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of tangible assets acquired in the purchases of businesses. These assets primarily consist of goodwill ($144 million) and television FCC license ($58 million) and network affiliation agreements ($49 million), net of related amortization. Virtually all of these assets were acquired subsequent to October 31, 1970, the effective date of APB Opinion No. 17 and as such are being carried at cost as determined by the original appraisal, net of amortization. All of these intangibles are being amortized using the straight-line method with goodwill being amortized over 20- to 40-year periods and FCC license and network affiliation agreements over 40-year periods. The carrying values of all goodwill and other intangibles are periodically reviewed to determine whether impairment exists and adjustments to net realizable value of the assets warranted. There have been no such adjustments in fiscal 1997 to date.


2.  Stock Split

The Board of Directors approved a two-for-one stock split, in the form of a share dividend, payable on March 17, 1997, to shareholders of record on February 28, 1997.


3. Discontinued Operation

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

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

The total value of the cable television systems was $262.5 million based on estimated discounted future cash flows. Strategic Partners' debt of $84.3 million was retired. Meredith Corporation's share of the proceeds, after the debt payment and taxes, was $116.0 million. Meredith Corporation recorded a gain in the quarter ended December 31, 1996 of $27.7 million, or 50 cents per share, (net of $8.9 million in taxes) from the sale.

The cable segment was classified as a discontinued operation effective September 30, 1995. For the three months ended September 30, 1995, cable operations reported revenues of $12.2 million, income from operations of $721,000 and a net loss of $717,000 (including an income tax benefit of $27,000). Cable net losses subsequent to September 30, 1995 were deferred since the Company expected to realize a net gain from the sale. Cable operations reported revenues of $52.9 million, income from operations of $6.0 million and a net loss of $189,000 (including income tax expense of $89,000) for the period October 1, 1995, through the effective date of the sale.

4. Marketable Securities

At March 31, 1997, marketable securities were classified as available-for-sale and consisted of U. S. Treasury Notes with a fair value equal to amortized cost. These securities mature in less than one year. No marketable securities were sold during the nine months ended March 31, 1997.

5. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 80 and 67 percent respectively, are under the LIFO method at March 31, 1997, and June 30, 1996.
                                               (unaudited)
                                                 March 31    June 30
                                                  1997         1996
                                                --------     --------
                                                    (in thousands)

          Raw materials                         $16,659      $28,354
          Work in process                        12,387       11,907
          Finished goods                          7,726        4,276
                                                --------     --------
                                                 36,772       44,537
          Reserve for LIFO cost valuation       (10,802)     (13,352)
                                                --------     --------
             Total                              $25,970      $31,185
                                                ========     ========

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



6. Revenues, operating profit and depreciation and amortization by industry segment are shown below:

                                    (unaudited)             (unaudited)
                                    Three Months            Nine Months
                                   Ended March 31          Ended March 31
                                 -------------------    -------------------
                                   1997       1996        1997       1996
                                 --------   --------    --------   --------
                                               (in thousands)
Revenues
  Publishing                     $182,138   $179,999    $499,922   $517,998
  Broadcasting                     34,943     33,835     113,822    106,275
  Real Estate                       5,976      5,593      18,297     18,181
  Less: Inter-segment revenues        (22)        (9)        (54)      (355)
                                 --------   --------    --------   --------
    Total revenues               $223,035   $219,418    $631,987   $642,099
                                 ========   ========    ========   ========

Operating profit
  Publishing                     $ 28,024   $ 22,356    $ 59,324   $ 44,959
  Broadcasting                     10,608      9,356      40,809     37,643
  Real Estate                         568        298       2,580      2,414
  Unallocated corporate expense    (8,202)    (4,722)    (20,105)   (15,323)
                                 --------   --------    --------   --------
    Income from operations         30,998     27,288      82,608     69,693

  Gain on disposition                  --         --          --      5,898
  Interest income                   1,566        454       3,120      1,575
  Interest expense                    (63)    (1,173)     (1,134)    (4,643)
                                 --------   --------    --------   --------
  Earnings from continuing
    operations before income
    taxes                          32,501     26,569      84,594     72,523

  Income taxes                     14,073     12,780      36,629     33,147
                                 --------   --------    --------   --------
    Earnings from
      continuing operations*     $ 18,428   $ 13,789    $ 47,965   $ 39,376
                                 ========   ========    ========   ========

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)






                                    (unaudited)             (unaudited)
                                    Three Months            Nine Months
                                   Ended March 31          Ended March 31
                                 -------------------    -------------------
                                   1997       1996        1997       1996
                                 --------   --------    --------   --------
                                               (in thousands)
Depreciation and amortization
  Publishing                     $  2,195   $  2,488    $  6,574   $  7,484
  Broadcasting                      3,318      2,894       9,160      8,162
  Real Estate                         128        138         395        372
  Unallocated corporate expense       391      2,590       1,130      3,338
                                 --------   --------    --------   --------
    Total depreciation
      and amortization           $  6,032   $  8,110    $ 17,259   $ 19,356
                                 ========   ========    ========   ========

*Note: Earnings for the nine months ended March 31, 1996, include $3,379,000 (6 cents per share) in post-tax income from a gain on the disposition of book clubs.





Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations

(Note: All per-share amounts are computed on a post-tax basis and reflect a two-for-one stock split effective March 18, 1997.)

Consolidated
------------
                                     Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                    1997       1996        1997       1996
                                  --------   --------    --------   --------
                                            (in thousands, except per share)

     Total revenues               $223,035   $219,418    $631,987   $642,099
                                  ========   ========    ========   ========

     Income from operations       $ 30,998   $ 27,288    $ 82,608   $ 69,693
                                  ========   ========    ========   ========

     Operating profit margin         13.9%      12.4%       13.1%      10.9%
                                  ========   ========    ========   ========

     Earnings from continuing
       operations                 $ 18,428   $ 13,789    $ 47,965   $ 39,376
                                  ========   ========    ========   ========

     Discontinued operations      $     --   $     --    $ 27,693   $   (717)
                                  ========   ========    ========   ========

     Net earnings                 $ 18,428   $ 13,789    $ 75,658   $ 38,659
                                  ========   ========    ========   ========
     Per Share:
     Earnings from continuing
       operations                 $   0.33   $   0.24    $   0.86   $   0.69

     Discontinued operations      $     --   $     --    $   0.50   $  (0.01)
                                  --------   --------    --------   --------

     Net earnings                 $   0.33   $   0.24    $   1.36   $   0.68
                                   ========   ========    ========   ========

Net earnings of $18.4 million, or 33 cents per share, were recorded in the quarter ended March 31, 1997, compared to net earnings of $13.8 million, or 24 cents per share, in the prior-year third quarter. For the nine months ended March 31, 1997, net earnings were $75.7 million, or $1.36 per share, compared to net earnings of $38.7 million, or 68 cents per share, in the prior-year period. Net earnings for the nine months ended March 31, 1997, included a post-tax gain of $27.7 million, or 50 cents per share, from the sale of discontinued cable operations. Net earnings in the first nine months of the prior fiscal year included a net loss from operations of $.7 million, or 1 cent per share, from discontinued cable operations.

Earnings per share from continuing operations increased 38 percent in the quarter ended March 31, 1997, compared with the prior-year quarter. Earnings from continuing operations for the comparative nine month periods were $48.0 million, or 86 cents per share, in fiscal 1997 and $39.4 million, or 69 cents per share, in fiscal 1996. Earnings from continuing operations in the prior-year period included a post-tax gain of $3.4 million, or 6 cents per share, from the December 1995 sale of three book clubs. Excluding this non-recurring item from the prior-year period, fiscal 1997 earnings per share from continuing operations increased 37 percent for the nine month period.

The Company's revenues increased 2 percent in the fiscal third quarter from the prior-year period. Increases in magazine and broadcasting advertising revenues, licensing revenues and custom publishing revenues were partially offset by lower magazine circulation revenues. The decline in circulation revenues resulted primarily from the fiscal 1996 closing of home garden and Weekend Woodworking magazines, a January 1996 rate base reduction at Ladies' Home Journal magazine and decreasing the number of issues of Country America magazine from 10 in fiscal 1996 to 6 in fiscal 1997. Revenues for the nine-months ended March 31, 1997, decreased 2 percent from the prior-year period. Circulation revenues were down 7 percent for the reasons previously mentioned and consumer book revenues declined 41 percent primarily due to the December 1995 sale of three book clubs. Partially offsetting these revenue declines were increases in magazine and broadcasting advertising revenues, licensing revenues and custom publishing revenues.

Operating costs and expenses were virtually flat in the quarter and were down 4 percent for the fiscal year-to-date period versus their respective prior-year periods leading to increased operating profit margins in the current-year quarter and year-to-date period. Lower production, distribution and editorial (PD&E) expenses, both in total and as a percentage of revenues, were the primary factor in the margin improvements. The decline in PD&E expenses reflected lower paper prices in both the quarter and year-to-date period. Downsizing in the book operations also led to the year-to-date decline in PD&E expenses. Lower depreciation and amortization expenses also contributed to the improved operating margins in both periods. The prior-year included a write-down of goodwill due primarily to an adjustment to the value of goodwill assigned to a 1988 acquisition.

Selling, general and administrative (SG&A) costs increased in the quarter due to higher Company employee benefit costs and administrative expenses related to the proposed acquisition of the First Media television properties. In addition, prior-year expenses were reduced by the recovery of a fully-reserved note receivable. In the year-to-date period, SG&A expenses declined as the aforementioned increases in expenses were more than offset by lower costs due to the downsizing of book operations and lower magazine subscription acquisition costs. The decline in magazine subscription acquisition costs reflected the January 1996 rate base reduction at Ladies' Home Journal and the fiscal 1996 closing of home garden and Weekend Woodworking magazines.

In January 1997, the Company announced that, pending Federal Communications Commission approval, it will acquire all four of the television stations of First Media Television, L.P., for $435 million. This transaction is not expected to close until fiscal 1998.

In October 1996, the Company repaid all outstanding bank debt using a portion of the proceeds from the sale of cable operations. The remaining cable proceeds and other available cash have been invested in short-term marketable securities. This has resulted in net interest income in the current quarter and nine-month period versus net interest expense in the prior-year periods.

The Company's effective tax rate was 43.3 percent in the current quarter and nine-month period compared with 48.1 percent in the prior-year third quarter and 45.7 percent in the prior year-to-date period. The higher rate in the prior-year periods reflected the write-down of goodwill, which was not tax deductible. Also, the current-year rate reflects an increase in currently estimated fiscal year earnings, which lessens the effect of non-deductible items on the overall tax rate.

Publishing
----------                           Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                    1997       1996        1997       1996
                                  --------   --------    --------   --------
                                                             (in thousands)
     Revenues
     ---------
       Magazine advertising       $ 88,662   $ 87,105    $229,723   $223,838
       Magazine circulation         65,648     69,932     192,451    206,190
       Consumer book                 8,396      7,928      29,182     49,181
       Other                        19,432     15,034      48,566     38,789
                                  --------   --------    --------   --------
     Total revenues               $182,138   $179,999    $499,922   $517,998
                                  ========   ========    ========   ========
     Operating profit             $ 28,024   $ 22,356    $ 59,324   $ 44,959
                                  ========   ========    ========   ========

Publishing revenues for the quarter increased 1 percent from the prior-year from higher magazine advertising and other publishing revenues nearly offset by lower circulation revenues. For the nine-month period, publishing revenues declined by 4 percent from the prior year period due to lower consumer book and circulation revenues, partially offset by higher magazine advertising and other publishing revenues.

The increase in other publishing revenues in both the quarter and year-to-date period was due to higher licensing revenues and increased new business in the Company's custom publishing operation. The increase in licensing revenues included a one-time audit adjustment to revenues received from the Company's garden licensing agreement with Wal-Mart Stores, Inc. However, excluding this adjustment, both garden and crafts licensing revenues were higher in the current periods due to increased sales volumes of licensed product at Wal-Mart.

Magazine circulation revenues declined 6 percent in the quarter and 7 percent in the fiscal year-to-date due to the effect of a 10 percent advertising rate base reduction (effective with the February 1996 issue) at Ladies' Home Journal magazine, closing home garden and Weekend Woodworking magazines late in fiscal 1996 and a reduction in the publication frequency of Country America magazine in fiscal 1997.

The 41 percent decline in consumer book revenues in the nine-month period primarily reflected the December 1995 sale of the Company's book clubs.

Magazine advertising revenues grew 2 percent in the quarter and 3 percent in the nine-month period largely due to increased ad revenues at Better Homes and Gardens, the Company's largest circulation title. Better Homes and Gardens magazine's ad revenue growth primarily reflected an increased number of ad pages. Midwest Living, Country Home and Successful Farming magazines also reported strong ad revenue growth in both periods due to a combination of increased ad pages and higher average revenue per page. These increases in ad revenues were partially offset by lower ad revenues at Ladies' Home Journal in both the quarter and nine-month period. Fewer ad pages resulted in the revenue decline at Ladies' Home Journal in the quarter, while the decline in the fiscal year-to-date ad revenues was due to both fewer ad pages and lower average revenue per page. The decline in average revenue per page reflected the advertising rate base reduction in mid-fiscal 1996.

Publishing operating profit was up 25 percent in the fiscal 1997 third quarter and 32 percent for the fiscal year-to-date. The improvements were largely a result of increased operating profit from magazine publishing. Increased operating profit from licensing operations also contributed. Magazine operations benefited from higher ad revenues, lower paper prices and improved results from custom publishing. Better Homes and Gardens, Midwest Living and Successful Farming magazines reported strong operating profit increases for the quarter and year-to-date period due in part to increased ad revenues. The elimination of an operating loss from home garden magazine, which ceased publication in the spring of 1996, also was a factor in Publishing's improved results. Lower ad revenues at Ladies' Home Journal resulted in lower profits for the magazine in the third quarter. However, year-to-date profit at Ladies' Home Journal increased, in spite of lower ad revenues, due to lower production costs (a result of favorable pricing and reduced volumes). Publishing operating profit in both current-year periods was reduced by a charge for the minority interest share of operating losses from a joint publishing venture since the date of inception. Based on recent discussions with the minority partners, management believes these losses may not be recoverable. Book publishing operating profit was flat for the quarter and down slightly for the fiscal year-to-date. Start-up costs related to a new agreement with The Solaris Group, a unit of Monsanto Company, regarding the Ortho book line held down operating profit in both periods. Under the agreement, Meredith will assume the creative, editorial, production and sales operations of Ortho books and pay royalty fees to Solaris based on book sales. The Ortho book line consists of gardening and do-it-yourself titles.

Paper is a significant expense of the Publishing segment. Paper prices, which had been escalating in fiscal 1995 and early fiscal 1996, began to moderate in the second half of fiscal 1996. As of March 31, 1997, the Company's average price paid for paper was more than 15 percent lower than the price paid at June 30, 1996. Declining prices to-date have resulted in favorable LIFO inventory reserve adjustments in the current-year periods. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. However, at this time, management does not anticipate any increases in paper prices until early in fiscal 1998.


Broadcasting
------------                          Three Months           Nine Months
                                     Ended March 31         Ended March 31
                                    1997       1996        1997       1996
                                  --------   --------    --------   --------
                                                             (in thousands)
     Revenues
     ---------
       Advertising                $ 32,981   $ 31,760    $108,020   $100,400
       Other                         1,962      2,075       5,802      5,875
                                  --------   --------    --------   --------
     Total revenues               $ 34,943   $ 33,835    $113,822   $106,275
                                  ========   ========    ========   ========

     Operating profit             $ 10,608   $  9,356    $ 40,809   $ 37,643
                                  ========   ========    ========   ========


Revenues increased 3 percent in the fiscal 1997 third quarter and 7 percent in the nine months ended March 31, 1997, from their respective prior-year periods. Excluding first-half revenues from WOGX-Ocala/Gainesville, acquired in January 1996, comparable fiscal year-to-date revenues increased 5 percent. All stations, except KVVU-Las Vegas, reported higher advertising revenues in the third quarter, primarily due to stronger local advertising. Ad revenues at KVVU-Las Vegas were flat for the quarter. For the nine-month period, ad revenues increased at all stations except WOFL-Orlando, where ad revenues were flat due to weak first quarter national ad sales. The increase in year-to-date ad revenues reflected higher local advertising and political advertising from the fall 1996 elections. Operating profit increased 13 percent in the third quarter and 8 percent in the nine-month period due primarily to the advertising revenue increases. Lower programming expenses also contributed to the improvement in the third quarter.


Real Estate
------------                          Three Months           Nine Months
                                     Ended March 31         Ended March 31
                                    1997       1996        1997       1996
                                  --------   --------    --------   --------
                                                             (in thousands)

     Total revenues               $  5,976   $  5,593    $ 18,297   $ 18,181
                                  ========   ========    ========   ========

     Operating profit             $    568   $    298    $  2,580   $  2,414
                                  ========   ========    ========   ========


Revenues and operating profit increased in both the quarter and nine months ended March 31, 1997, largely due to higher transaction fee revenues and increased sales of products and services to member firms. The increase in transaction fee revenues resulted from an increase in the number of member firms and continued strength in existing home sales. In the year-to-date period, these current-year improvements were partially offset by the prior-year signing of a master franchise agreement.


Discontinued Operation
----------------------

The sale of the Company's ownership interest in cable television operations was completed on October 25, 1996. The Meredith/New Heritage Partnership (MNH Partnership), of which the Company indirectly owned 96 percent, sold its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. to Continental Cablevision of Minnesota Subsidiary Corporation, an affiliate of MNH Partnership's minority partner, Continental Cablevision of Minnesota, Inc. The total value of the systems was $262.5 million. Meredith Corporation received $116.0 million in cash (net of taxes) and recorded a gain in the fiscal second quarter of $27.7 million, or $.50 per share, from the sale. (The gain is net of taxes and deferred cable losses from September 30, 1995, until the effective date of the sale.) The cable segment was classified as a discontinued operation on September 30, 1995.


                        Liquidity and Capital Resources

Consolidated
------------                                         Nine Months
                                                    Ended March 31
                                                    1997       1996
                                                 --------   --------
                                     (in thousands, except per share)

     Net earnings                                $ 75,658   $ 38,659
                                                 ========   ========

     Cash flows from operations                  $ 68,610   $ 67,910
                                                 ========   ========

     Cash flows from investing                   $ 57,458   $(10,832)
                                                 ========   ========

     Cash flows from financing                   $(86,447)  $(59,620)
                                                 ========   ========

     Net cash flows                              $ 39,621   $ (2,542)
                                                 ========   ========

     EBITDA                                      $ 99,867   $ 89,049
                                                 ========   ========

Net cash flow for the Company was $39.6 million in the first nine months of fiscal 1997 compared to a net cash use of $2.5 million in the prior-year period. The change was primarily due to the sale of the discontinued cable operation in the current period. Proceeds from the sale funded the retirement of long-term debt and the purchase of marketable securities in the current-year period. The purchase of the Ocala television station and higher capital spending in the prior-year period also contributed to the change between periods. Cash provided by operating activities increased slightly in the current period. Increased net earnings were nearly offset by the increased use of cash for working capital needs.

EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow.
However, EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. For the nine months ended March 31, 1997, EBITDA increased 12 percent versus the prior-year period because of the increase in operating profits.

Company debt, which totaled $50 million at June 30, 1996, was repaid in its entirety in October 1996, using a portion of the proceeds from the cable sale. Interest expense associated with this debt totaled $909,000 (excluding $92,000 in capitalized interest) in the nine months ended March 31, 1997.

In January 1997, the Company announced that, pending Federal Communications Commission approval, it will acquire all four of the television stations of First Media Television, L.P. The acquisition price for the purchased assets of First Media is $435 million. Meredith will pay through a combination of debt and cash. One of the four First Media stations is WCPX, the CBS network affiliate in Orlando. The Company currently owns WOFL, the FOX affiliate in Orlando. Federal Communications Commission (FCC) regulations prohibit ownership of two stations in one market. Therefore, Meredith is required to submit a plan for the disposal of one of these stations before the FCC will consider approval of the acquisition. The Company is currently pursuing options to trade or sell either of the Orlando stations. The outcome of this decision will determine the level of debt required. The Company is considering several options regarding the type and term of the debt. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities. It is possible that Meredith may request to complete the acquisition of the other three First Media stations before the Orlando situation is resolved. At this time, management expects all of the transactions to close in the first half of fiscal 1998.

In the first nine months of fiscal 1997, the Company spent $19.7 million for the repurchase of 842,000 shares of Meredith Corporation common stock on the open market under an authorization by its Board of Directors. This compares with spending of $17.7 million for 815,000 shares in the first nine months of the prior year. As of March 31, 1997, approximately 1,700,000 shares could be repurchased under an existing authorization by the Board of Directors. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. The Company expects to continue to repurchase shares in the foreseeable future.

The Board of Directors approved a two-for-one stock split, in the form of a share dividend, payable on March 17, 1997, to shareholders of record on February 28, 1997.

On February 3, 1997, the Board of Directors increased the quarterly dividend by 18 percent, or 1 cent per share, to 6.5 cents per share effective with the dividend payable on March 14, 1997. On an annual basis, this increase will result in the payment of approximately $2.1 million in additional dividends, at the current number of shares outstanding. Dividends paid in the first nine months of fiscal 1997 were $9.4 million (17.5 cents per share) compared with $8.5 million (15.5 cents per share) in the prior-year period.

Expenditures for property, plant and equipment were $13.0 million in the first nine months of fiscal 1997 compared to $25.4 million in the prior-year period. The decline reflected prior-year spending for leasehold and other improvements to relocated office facilities in New York City and higher prior-year spending for broadcasting technical equipment. Capital expenditures for fiscal 1997 are expected to be approximately equal to fiscal 1996 capital spending of nearly $30 million. This includes approximately $14 million in planned spending in fiscal 1997 for the construction of a new office building and related improvements in Des Moines. Fiscal 1996 spending for this project totaled $7 million. Total cost of the project is estimated at approximately $42 million. The balance of the spending will occur in fiscal 1998. Funds for the new Des Moines building and other capital expenditures are expected to be provided by available cash, including cash from operating activities and, if needed, short-term bank debt. Meredith Corporation has contracted to purchase new corporate aircraft in fiscal 1999 to replace existing planes for a total of approximately $9 million (net cost after trades). The Company has made no other material commitments for capital expenditures.

At this time, management expects that cash on hand, internally-generated cash flow and short-term bank debt under existing bank lines of credit will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods. At March 31, 1997, Meredith Corporation had unused committed and uncommitted lines of credit totaling $50 million. The Company does not expect the need for any long-term source of cash to meet working capital requirements. As mentioned previously, the proposed acquisition of the First Media television stations will be funded by cash and debt.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). SFAS 128 replaces the presentation of primary earnings per share (EPS) and fully diluted EPS with basic EPS and diluted EPS, respectively. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result from the issuance of dilutive potential shares from common stock equivalents. The Company will be required to report both basic and diluted EPS on the face of the income statement. Diluted EPS is not expected to be materially different than the primary EPS currently reported by the Company. However, basic EPS will be a new disclosure and is expected to be higher than diluted EPS due to the Company's issuance of common stock equivalents. SFAS 128 is effective in the second quarter of the Company's fiscal year ended June 30, 1998. Earlier application of SFAS 128 is not permitted and when effective, all prior-period EPS data presented will be restated.



PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibits

     2) Asset Purchase Agreement by and between First Media Television, L.P., as seller and Meredith Corporation as Buyer dated as of January 23, 1997

    10.1) 1996 Meredith Corporation Stock Incentive Plan Agreement dated January 2, 1997, between Meredith Corporation and William T. Kerr

    10.2) 1996 Meredith Corporation Stock Incentive Plan Agreement dated January 2, 1997, between Meredith Corporation and William T. Kerr

    11)    Statement re computation of per share earnings

    27)    Financial Data Schedule

    99) Additional financial information from the Company's third quarter press release dated April 23, 1997


(b) Reports on Form 8-K

    The Company filed a report on Form 8-K dated January 24, 1997, reporting under Item 5 that it had entered into an asset purchase agreement with First Media Television, L.P. to purchase First Media's four television stations.

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



                              MEREDITH CORPORATION
                              Registrant



                                (Larry D. Hartsook)
                                 Larry D. Hartsook
                              Vice President - Finance
                              (Principal Financial and
                                 Accounting Officer)







Date:  May 14, 1997

                               Index to Exhibits






     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

       2) Asset Purchase Agreement by and between First Media Television, L.P., as seller and Meredith Corporation as Buyer dated as of January 23, 1997*

      10.1) 1996 Meredith Corporation Stock Incentive Plan Agreement dated January 2, 1997, between Meredith Corporation and William T. Kerr

      10.2) 1996 Meredith Corporation Stock Incentive Plan Agreement dated January 2, 1997, between Meredith Corporation and William T. Kerr

      11          Statement re computation of per share earnings

      27          Financial Data Schedule

      99 Additional financial information from the Company's third quarter press release dated April 23, 1997






* Supplementary Exhibits and Schedules to this Asset Purchase Agreement, as listed on pages 4 and 5 of Exhibit 2, are not included in this Form 10-Q filing. Copies of any of the Exhibits and/or Schedules to this Asset Purchase Agreement will be furnished supplementary to the Commission upon request.