Form 10-K405
period 1997-06-30
MEREDITH CORP
filed 1997-09-25
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   Form 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1997
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

The registrant estimates the aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 1997, was $981,858,000 based upon the closing price on the New York Stock Exchange at that date.

Number of common shares outstanding at July 31, 1997:         40,751,888
Number of class B shares outstanding at July 31, 1997:        12,317,478
                                                              ----------
  Total common and class B shares outstanding                 53,069,366
                                                              ==========
                                 - 1 -

                        DOCUMENT INCORPORATED BY REFERENCE


          Description of document              Part of the Form 10-K
   ------------------------------------   --------------------------------

   Certain portions of the Registrant's
     Proxy Statement for the Annual       Part III to the extent described
     Meeting of Stockholders to be        therein.
     held on November 10, 1997



                                    PART I

Item 1.  Business

General
-------

Meredith Corporation (the company or Meredith) was founded in 1902 by Edwin Thomas Meredith, and incorporated in Iowa in 1905. Since its beginnings in agricultural publishing, the company has expanded to include mass audience and special interest publications designed to serve the home and family market. In 1948, Meredith entered the television broadcasting business. The company now owns and operates television stations in locations across the continental United States. These businesses and associated trademarks have been the core of Meredith's success.

Meredith has three operating segments for reporting purposes: publishing, broadcasting and real estate. Virtually all businesses within each segment operate in the United States. The publishing segment includes magazine and book publishing and brand licensing operations. The broadcasting segment includes the operation of network-affiliated television stations in geographically diverse markets. The real estate segment includes franchise and marketing operations. In previously reported fiscal years, the company's segments included a cable television segment. The cable segment was classified as a discontinued operation in fiscal 1996 and the sale of all cable television operations was finalized in fiscal 1997.

The company's largest source of revenues is magazine and television advertising. Television advertising tends to be seasonal in nature with higher revenues traditionally reported in the second and fourth fiscal quarters, and cyclical increases during certain periods, such as during key political elections and Olympic Games. Certain other revenues are also somewhat seasonal, such as real estate franchise fees which are generally highest during the spring and summer months.

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

There is no material effect on capital expenditures, earnings or the competitive position of the company regarding compliance with federal, state and local provisions relating to the discharge of materials into the environment and to the protection of the environment.

The company had 2,102 employees at June 30, 1997 (including 139 part-time employees).


Business Developments
---------------------

In January 1997, the company announced that, pending Federal Communications Commission (FCC) approval, it would acquire all four of the television stations of First Media Television, L.P., for $435 million. On July 1, 1997, Meredith completed the acquisition of three of these stations: KPDX-Portland, Ore.; KFXO-Bend, Ore.; and WHNS-Greenville, S.C./Spartanburg, S.C./Asheville, N.C. All three stations are affiliates of the FOX network. The fourth First Media station is WCPX, a CBS network affiliate in Orlando, Fla., where Meredith currently owns WOFL, a FOX network affiliate. Because FCC regulations currently prohibit ownership of multiple stations in one market, Meredith agreed to exchange WCPX for WFSB, a CBS affiliate serving Hartford/New Haven, Conn. Terms of the agreement to acquire WFSB from Post-Newsweek, a subsidiary of the Washington Post Company, provided for an exchange of assets plus a $60 million cash payment to Meredith. The purchase of WCPX and subsequent exchange for WFSB occurred on September 4, 1997. These acquisition agreements had no material effect on the company's fiscal 1997 financial statements.

In fiscal 1997, the company contracted with third parties for the production and syndication of one year of a Better Homes and Gardens television program, which began airing in September 1997.

The company finalized the sale of its ownership interest in cable television systems in fiscal 1997. In anticipation of this sale, the company's cable segment was classified as a discontinued operation effective September 30,

1995. On October 25, 1996, the Meredith/New Heritage Partnership (MNH), of which the company indirectly owned 96 percent, completed the sale of its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P (Strategic Partners) to a subsidiary of Continental Cablevision, Inc. Strategic Partners owned and operated cable television systems with approximately 127,000 subscribers in the Minneapolis/St. Paul area. This sale completed the company's exit from the cable television business. Meredith received $116 million in cash (net of taxes) for its cable interest and recorded a second quarter net gain of $27.7 million, or 50 cents per share, from the sale.



Overview of Fiscal 1997 Financial Results
-----------------------------------------
Fiscal 1997 revenues for the company were $855.2 million, a 1 percent decrease from fiscal 1996 revenues of $867.1 million. This decrease was primarily due to downsizing in the consumer book operations and lower circulation revenues in the company's magazine operations. The decrease in circulation revenues was due to closing a few smaller magazine titles, reducing the rate base of Ladies' Home Journal magazine and reducing the number of issues published annually by Country America magazine from 10 to six. The decrease in magazine and book revenues was partially offset by higher royalty revenues from brand licensing operations, up over 60%.

Advertising revenues in the broadcasting segment were up 7 percent from increased local advertising for the year and political advertising in the fall.

Income from operations increased 18 percent to $114.7 million from $97.5 million in fiscal 1996. Lower paper prices and increased advertising revenues contributed to the growth in operating results.

Earnings from continuing operations were $67.6 million or $1.22 per share. In fiscal 1996, the company's comparable earnings were $51.3 million, or 91 cents per share, excluding the post-tax gain from the sale of book clubs of $3.4 million, or 6 cents per share. This represents a 34 percent per-share increase from comparable fiscal 1996 results. Earnings per share have been restated to reflect a two-for-one stock split in March 1997.




See Financial Information about Industry Segments beginning on page F-4 of this Form 10-K.

Description of Business
-----------------------

PUBLISHING
----------

     Years ended June 30            1997           1996           1995
     -------------------          --------       --------       --------
                                                          (In thousands)
     Publishing revenues          $673,151       $695,902       $683,282

     Publishing operating profit  $ 80,557       $ 64,107       $ 48,636


Publishing revenues, representing 79 percent of the company's consolidated revenues in fiscal 1997, were down 3 percent as a result of downsizing book operations and changes in magazine operations including the fiscal 1996 closing of home garden and Weekend Woodworking magazines. Strong advertising revenue growth was reported at Better Homes and Gardens, Country Home, Successful Farming and Midwest Living magazines. The 1996 rate base reduction at Ladies' Home Journal magazine and reduced frequency of Country America magazine affected advertising and circulation revenues of the publishing segment. The effect of these prior-year actions has had a favorable impact on operating results. Lower paper prices combined with the strong advertising performance mentioned previously and higher royalties in brand licensing to result in a 26 percent increase in the publishing segment's operating profit.


Magazine
--------

Magazine operations account for approximately 90 percent of the revenues and operating profit of the publishing segment. Meredith currently publishes 21 subscription magazines that appeal primarily to consumers in the home and family market. Key advertising and circulation information for major subscription titles is as follows:


                                                   June 30
     Title                          Frequency     Rate Base     Ad Pages
     -----                          ---------     ---------     --------

     Better Homes and Gardens - Home service
       Fiscal 1997                  Monthly       7,600,000      1,820
       Fiscal 1996                  Monthly       7,600,000      1,753

     Ladies' Home Journal - Women's service
       Fiscal 1997                  Monthly       4,500,000      1,390
       Fiscal 1996                  Monthly       4,500,000      1,445

     Country Home - Home decorating
       Fiscal 1997                  Bi-monthly    1,000,000        605
       Fiscal 1996                  Bi-monthly    1,000,000        558

     Country America - Country music and lifestyle
       Fiscal 1997                   6x/year        900,000        382
       Fiscal 1996                  10x/year        900,000        467

     Midwest Living - Regional travel and lifestyle
       Fiscal 1997                  Bi-monthly      815,000        631
       Fiscal 1996                  Bi-monthly      815,000        587

     Traditional Home - Home decorating
       Fiscal 1997                  Bi-monthly      775,000        511
       Fiscal 1996                  Bi-monthly      775,000        515

     WOOD - Woodworking projects and techniques
       Fiscal 1997                  9x/year         600,000        375
       Fiscal 1996                  9x/year         600,000        332

     Successful Farming - Farm information
       Fiscal 1997                  12x/year        475,000        619
       Fiscal 1996                  12x/year        485,000        590

     Crayola Kids - Kids' reading, crafts and games
       Fiscal 1997                  Bi-monthly      450,000        135
       Fiscal 1996                  Bi-monthly      350,000        107

     Golf for Women - Golf instruction and information
       Fiscal 1997                  Bi-monthly      350,000        315*
       Fiscal 1996                  Bi-monthly      325,000        367

     *Fiscal 1997 included five issues versus six in fiscal 1996 due to a change in an issue on-sale date.

Rate base is the circulation guaranteed to advertisers. Actual circulation often exceeds rate base, and is tracked by the Audit Bureau of Circulation, which issues periodic statements for audited magazines. Ad pages are as reported to Publisher's Information Bureau, Agricom, or if unreported, as calculated by the publisher using a similar methodology.

Better Homes and Gardens magazine, the company's flagship, accounts for a significant percentage of revenues and operating profit of the company and the publishing segment.
                                     - 6 -

Country America magazine, published by Country America Corporation, is jointly owned by Meredith (which owns 80 percent), Group W Satellite Communications and Opryland USA, Inc.

Crayola Kids magazine is published under a license from Binney & Smith Properties, Inc., makers of Crayola crayons. In fiscal 1997, Meredith expanded the licensing agreement to include the rights to a Crayola Kids line of books. The company pays Binney & Smith a royalty for use of the Crayola trademark.

Other bi-monthly subscription magazines published by the company include Cross Stitch & Needlework and three Better Homes and Gardens craft titles (Decorative Woodcrafts, Floral & Nature Crafts and American Patchwork & Quilting). In addition, Meredith publishes six quarterly subscription magazines: Country Home Country Gardens, Traditional Home Renovation Style and four specialty titles under the Better Homes and Gardens name (Crafts Showcase, Decorating, Do It Yourself and Garden, Deck & Landscape). All subscription magazines, except Successful Farming, are also sold on newsstands. Successful Farming is available only by subscription to qualified farm families.

In 1997, Meredith launched a new magazine, Better Homes and Gardens Family Money. The magazine will be published quarterly with an initial rate base of 250,000. Meredith has agreed to develop a customized edition of the magazine for distribution to customers and employees of Metropolitan Life Insurance Company. Meredith also will sell the magazine through subscriptions and on newsstands. The first issue went on sale in August 1997.

In addition, one of the larger contributors to revenues and operating profit of magazine publishing is a group of magazines sold primarily on the newsstand, the Better Homes and Gardens Special Interest Publications. These titles are issued from one to four times annually. Approximately 40 different titles (76 issues in fiscal 1997) were published in categories including decorating, do-it-yourself, home plans, crafts, gardening, holidays and cooking. Based on total annual advertising and circulation revenues, these publications rank as the third largest magazine profit center behind Better Homes and Gardens and Ladies' Home Journal.

In fiscal 1997, several subscription magazines also created related special interest publications sold primarily on newsstands (Ladies' Home Journal - four issues, Country Home - two issues, Midwest Living - two issues, and Traditional Home - one issue). The Ladies' Home Journal special issues included a magazine entitled more, aimed at women over 45. Results from the first issue are being evaluated to determine future plans for this title. In addition, the company publishes numerous craft magazines sold primarily on newsstands.

Meredith Custom Publishing provides custom publishing services to advertisers and other external clients on both one-time and periodic bases. Current clients include Hallmark Cards, Inc., The Home Depot, Metropolitan Life Insurance Company, Nestle Food Company, Northwest Airlines and Sears Roebuck & Company.

Meredith Custom Marketing develops comprehensive integrated marketing programs which may include magazine advertising, custom publishing and resources from other operating segments. The creation and sale of premiums and specialty products, typically for one-time promotional purposes, also are significant sources of revenue for the custom marketing operations.

American Park Network, a wholly-owned subsidiary, publishes the country's largest collection of visitor guide magazines for national, state and wildlife parks. American Park Network published 21 magazines, primarily furnished free to park visitors, in fiscal 1997. California Tourism Publications, another wholly-owned subsidiary, produces travel publications for the California Division of Tourism. Meredith also publishes travel guides for other states and cities.

Magazine operations also realize revenues from the sale of ancillary products and services. One of these services, Meredith Print Advantage, provides prepress and print production services.

Meredith also has a 50 percent interest in a monthly Australian edition of Better Homes and Gardens magazine.


Magazine Advertising
--------------------

     Years ended June 30               1997           1996           1995
     -------------------             --------       --------       --------
                                                             (In thousands)

     Magazine advertising revenues   $311,161       $308,959       $276,312

Advertising revenues are generated primarily from sales to clients engaged in consumer advertising. Many of the company's larger magazines offer advertisers different regional and demographic editions which contain the same basic editorial material but permit advertisers to concentrate their advertising in specific markets or to target specific audiences. The company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (pre-printed forms). Most of the company's advertising pages and revenues are derived from run of press display advertising. Meredith has a group sales staff specializing in advertising sales across titles.
                                     - 8 -

Magazine Circulation
--------------------

     Years ended June 30               1997           1996           1995
     -------------------             --------       --------       --------
                                                             (In thousands)
     Magazine circulation
       revenues                      $257,222       $272,406       $269,029

Subscription revenues, the largest source of circulation revenues, are generated through direct-mail solicitation, agencies, insert cards and other means. Newsstand sales, including single-copy sales at supermarkets, drug stores and other retail outlets, also are important sources of circulation revenues for most magazines. Magazine wholesalers have the right to receive credit from the company for magazines returned to them by retailers.



Books
-----

     Years ended June 30               1997           1996           1995
     -------------------             --------       --------       --------
                                                             (In thousands)

     Consumer book revenues          $ 38,336       $ 56,481       $ 86,568

The company publishes and markets a line of 278 consumer home and family service books, published primarily under the Better Homes and Gardens trademark. They are sold through retail book and specialty stores, mass merchandisers and other means. The company also has the direct-marketing rights to selected annual trademarked titles. Thirty new or revised titles were published during fiscal 1997. Books are primarily sold on a fully returnable basis.

The decline in consumer book revenues reflects the downsizing of the book publishing operation over the last three years. In December 1995, the company sold three of its book clubs. In July 1995, Meredith established an alliance with The Reader's Digest Association, Inc., granting Reader's Digest the rights for direct-response marketing of certain Meredith-trademarked products. The company began receiving royalties from Reader's Digest for the use of these Meredith trademarks in fiscal 1997.

Also in 1997, the company contracted with The Solaris Group, a unit of Monsanto Company, to assume the creative, editorial, production and sales operations of Solaris' Ortho retail book line. The Ortho retail book line consists of gardening and do-it-yourself titles distributed in garden centers, home centers, hardware cooperatives and mass merchandisers. Meredith will pay royalty fees to Solaris based on Ortho book sales.


Brand Licensing
---------------

The company has licensed Wal-Mart Stores, Inc., to operate Better Homes and Gardens Garden Centers in its stores nationwide. In addition, Wal-Mart stores offer Better Homes and Gardens Floral & Nature Crafts branded products in their crafts areas. The company receives royalties for sales of licensed products offered exclusively in Wal-Mart stores. Meredith's current five-year garden center licensing agreement with Wal-Mart expires at the end of calendar 1997. Negotiations are presently underway for a new agreement with Wal-Mart.


Other Publishing
----------------

Several of the company's magazines have established Web sites on the Internet. Better Homes and Gardens Online was selected as a Gold Channel partner with Microsoft's Internet Explorer (version 4.0) being released in the fall of 1997. Another extensive Web site is Successful Farming @griculture Online, which offers subscriptions to premium services in addition to its core material. The company has licensed Multicom Publishing, Inc., in which it has a minority ownership interest, to develop and publish CD-ROM titles based on Meredith's home and family editorial products. Meredith earns royalties on the sales of these titles. None of these ventures is currently a material source of revenues or operating profit.


Production and Delivery
-----------------------

The major raw materials essential to this segment are coated publication and book-grade papers. Meredith supplies all of the paper for its magazine production and most of the paper for its book production. Soft market conditions resulted in average paper prices falling more than 15 percent in fiscal 1997. However, this follows nearly two years of sharply increasing prices. On July 1, 1997, the company's major paper suppliers increased prices an average of nearly 7 percent. Management believes another price increase is possible on or before January 1, 1998. The company has contractual agreements with major paper manufacturers to ensure adequate supplies of paper for planned publishing requirements.
                                     - 10 -

The company has printing contracts for all of it's magazine titles. It's two largest titles, Better Homes and Gardens and Ladies' Home Journal, are printed under long-term contracts with a major United States printer. The company's largest magazine printing contract expires in 1999. Negotiations for a new printing contract are currently underway. These negotiations are expected to be finalized by the end of calendar 1997 and result in future savings for the company. All of the company's published books are manufactured by outside printers. Book manufacturing contracts are generally on a title-by-title basis.

Postage is also a significant expense to this segment due to the large volume of magazine and subscription promotion mailings. The publishing operations continually seek the most economical and effective methods for mail delivery. Accordingly, certain cost-saving measures, such as pre-sorting and drop-shipping to central postal centers, are utilized. The Board of Governors of the U. S. Postal Service has proposed rate increases that would increase the company's postal costs approximately 5 percent, or $3 million annually, based on current volumes. The proposed rate changes are expected to be final in calendar 1998 but are currently subject to the approval of the independent Postal Rate Commission and therefore could change.

Paper, printing and postage costs accounted for approximately 40 percent of the publishing segment's fiscal 1997 operating costs.

Most fulfillment services for the company's magazine operations are provided by unrelated third parties under negotiated contract terms. National newsstand distribution services are also provided by an unrelated third party under a multi-year agreement.

Competition
-----------
Publishing is a highly competitive business. The company's magazines, books, and related publishing products and services compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial quality and customer service.
Competition for advertising dollars in magazine operations is primarily based on advertising rates, reader response to advertisers' products and services and effectiveness of sales teams. Better Homes and Gardens and Ladies' Home Journal compete for readers and advertising dollars primarily in the women's service magazine category. Both are part of a group known as the "Seven Sisters," which also includes Family Circle, Good Housekeeping, McCall's, Redbook and Woman's Day magazines, published by other companies. In fiscal 1997, the combined advertising revenue market share of Better Homes and Gardens and Ladies' Home Journal magazines totaled 38.3 percent. Their share exceeded all other corporate publishers included in the Seven Sisters.

BROADCASTING
------------

     Years ended June 30               1997           1996           1995
     -------------------             --------       --------       --------
                                                             (In thousands)
     Broadcasting advertising
       revenues                      $148,517       $137,964       $116,460
     Broadcasting total revenues     $156,428       $145,932       $121,690
     Broadcasting operating profit   $ 58,505       $ 52,311       $ 41,883


Broadcasting revenues, representing 18 percent of the company's consolidated revenues in fiscal 1997, increased 7 percent and operating profit increased 12 percent in fiscal 1997. The increases were due to higher local advertising for the year and fall 1996 political election advertising.

The following table lists selected information regarding the company's television stations as of September 10, 1997:


Station, Channel,                                                     Major
 Market, Network                  DMA      Expiration    Average    Commercial
   Affiliation,     TV Homes    National   Date of FCC   Audience   TV Stations
   Frequency(1)      in DMA     Rank(2)    License (3)   Share(4)  in Market(5)
-----------------   ---------   --------   -----------   --------  ------------

  KPHO-TV, Ch. 5    1,213,000      17      10- 1-1998     10.8%        4 VHF
  Phoenix, Ariz.                                                       4 UHF
  (CBS) VHF

  WOFL-TV, Ch. 35   1,022,000      22       2- 1-2005      9.0%        3 VHF
  Orlando/Daytona Beach/Melbourne, Fla.                                4 UHF
  (FOX)  UHF

  KPDX-TV, Ch. 49     953,000      24       2- 1-1999      8.8%        4 VHF
  Portland, Ore.                                                       2 UHF
  (FOX)  UHF (6)

  WFSB-TV, Ch. 3      916,000      27       4- 1-1999     16.5%        2 VHF
  Hartford/New Haven, Conn.                                            5 UHF
  (CBS)  VHF (6)

  KCTV, Ch. 5         787,000      32       2- 1-1998     17.0%        3 VHF
  Kansas City, Mo.                                                     2 UHF
  (CBS)  VHF

  WSMV-TV, Ch. 4      783,000      33       8- 1-2005     22.3%        3 VHF
  Nashville, Tenn.                                                     2 UHF
  (NBC)  VHF

  WHNS-TV, Ch. 21     700,000      35      12- 1-2004      8.3%        3 VHF
  Greenville, S.C./Spartanburg, S.C./Asheville, N.C.                   2 UHF
  (FOX)  UHF (6)

  WNEM-TV, Ch. 5      439,000      62      10- 1-1997     19.3%        2 VHF
  Flint/Saginaw/Bay City, Mich.                                        2 UHF
  (CBS)  VHF

  KVVU-TV, Ch. 5      427,000      64      10- 1-1998      8.3%        4 VHF
  Las Vegas, Nev.                                                      4 UHF
  (FOX)  VHF

  WOGX-TV, Ch. 51      97,000     165       2- 1-2005     11.3%        2 UHF
  Ocala/Gainesville, Fla.
  (FOX)  UHF

  KFXO-LP, Ch. 39      38,000     203       2- 1-1999      6.7%        0 VHF
  Bend, Ore.                                                           2 UHF
  (FOX)  UHF (6)


(1) VHF (very high frequency) stations transmit on channels 2 through 13; UHF (ultra high frequency) stations transmit on channels above 13. Technical factors and area topography determine the market served by a television station.

(2) Designated Market Area (DMA), as defined by A. C. Nielsen Company (Nielsen), is an exclusive geographic area consisting of all counties in which local stations receive a preponderance of total viewing hours. The national rank is the Nielsen 1996-97 DMA ranking based on estimated television households.

(3) As of September 10, 1997, application for license renewal for WNEM-TV has been filed and is pending before the FCC. The station is authorized to maintain operations while the renewal is pending. Meredith does not anticipate any dispute with the renewal.

(4) Average audience share represents the estimated percentage of households using television tuned to the station. The percentages shown reflect the average Nielsen ratings share for the July 1996, November 1996, February 1997 and May 1997 measurement periods from 9 a.m. to midnight daily.

(5) The number of major commercial television stations reported is from BIA's "Investing in Television, '97 Market Report" dated May 1997. The company's station and all other stations reporting revenues are included. Public television stations are not included.

(6) WFSB-TV was acquired on September 4, 1997. KPDX-TV, KFXO-LP (a low power station) and WHNS-TV were acquired on July 1, 1997. See Subsequent Event
     Note 17 on page F-51 of this Form 10-K.


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

All of the company's television stations are network affiliates and as such receive programming and/or cash compensation from their respective national network. In exchange, much of the advertising time during this programming is sold by the network. Affiliation with a national network has an important influence on a station's revenues. The audience share drawn by a network's programming affects the rates at which most of the advertising time is sold. New and extended network affiliation contracts signed in the past two years have increased the company's network compensation.



Competition
-----------

Meredith television stations compete directly for advertising dollars and programming in each of their markets with other television stations and cable television providers. Other mass media providers such as newspapers and radio stations also provide competition for market advertising dollars and for entertainment and news information. Ownership consolidation continues to occur in the television broadcast industry. In addition, the Telecommunication Act of 1996 (1996 Act) is expected to increase competition over the next several years in part due to the ability of new video service providers (e.g. telephone companies) to enter the industry. The company cannot predict the effects of these actions on the future results of the company's broadcasting operations.

Regulation
----------

Television broadcasting operations are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act). Under the Communications Act, the FCC performs many regulatory functions including granting of station licenses and determining regulations and policies which affect the ownership, operation, programming and employment practices of broadcast stations. The FCC must approve all television licenses and therefore compliance with FCC regulations is essential to the operation of this segment. The 1996 Act increased the maximum term of broadcast licenses to eight years and increased the total national audience reach to 35 percent of television households. Management is not aware of any reason why its television station licenses would not be renewed by the FCC. Following conclusion of the First Media and Post Newsweek station acquisitions in fiscal 1998, the company's household coverage is expected to be approximately 6.2% (based on the FCC method of calculation which includes 50 percent of the market size for UHF stations owned). This makes the company the 20th largest broadcasting group in the nation, according to Broadcasting and Cable magazine.

Congressional legislation and FCC rules are subject to change and these groups may adopt regulations that could affect future operations and profitability of the company's broadcasting segment. In April 1997, the FCC announced new rules for the implementation of digital television service by 2006. According to these new rules, four of the company's broadcast television stations (those in Phoenix, Orlando, Portland and Hartford/New Haven) will be required to begin transmission of digital programming by November 1999. In addition, duopoly rules which currently disallow a company to own more than one television station in a market, could change once television stations are converted to digital technology. Companies may be able to own both VHF and UHF stations in certain larger markets at that time. The material impact of these rulings to the company are uncertain. However, digital conversion is expected to require significant capital expenditures beginning in fiscal 1999 and continuing over the next several years. The company cannot predict what changes to current legislation will be adopted or determine what impact any changes could have on its television broadcasting operations. (The information given in this section is not intended to be a complete listing of all regulatory provisions currently in effect.)

REAL ESTATE
-----------

     Years ended June 30             1997           1996           1995
     -------------------           --------       --------       --------
                                                           (In thousands)

     Real estate revenues          $25,639        $ 25,303       $ 24,429
     Real estate operating profit  $ 3,678        $  3,496       $  2,298

Increased revenues and operating profit in the company's real estate segment resulted primarily from increased franchise fees and sales of products and services.

Operations
----------

The Better Homes and Gardens Real Estate Service is a national residential real estate marketing service which licenses the rights to sites and territories to selected real estate firms. Members and affiliates (real estate companies affiliated with larger member firms) totaled 791 in the United States and 21 in Canada and other countries on June 30, 1997. The primary revenue sources of the real estate segment are franchise fees (based on a percentage of each member's gross commission income on residential housing sales) and the sale of marketing programs and materials to members and affiliates.

Competition
-----------

The real estate business is highly competitive. The Better Homes and Gardens Real Estate Service competes for members with other national real estate franchise networks primarily on the bases of benefits provided to the member and fees for membership. Currently, the Better Homes and Gardens Real Estate Service is one of the largest residential real estate franchise networks in the country. Three of the top six franchise networks are owned by HFS, Inc.


DISCONTINUED OPERATION
----------------------

On October 25, 1996, the company, through its cable venture, Meredith/New Heritage Partnership, sold the venture's 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. to a subsidiary of its minority partner, Continental Cablevision, Inc. (See Note 2 to Consolidated Financial Statements on page F-33 of this Form 10-K for financial and other information related to the discontinued cable operation.)

Pursuant to General Instruction G(3), information regarding executive officers required by Item 401(b) of Regulation S-K is included in Part I of this report.

Executive Officers of the Registrant (as of September 10, 1997)

                                                                     Executive
                                                                      Officer
       Name           Age                    Title                     Since
-------------------   ---   ---------------------------------------  ---------
E. T. Meredith III     64   Chairman of the Executive Committee of
                              the Board                                 1968
Jack D. Rehm           64   Chairman of the Board                       1980
William T. Kerr        56   President and Chief Executive Officer       1991
Christopher M. Little  56   President - Publishing Group                1994
Philip A. Jones        53   President - Broadcasting Group              1989
Allen L. Sabbag        53   President - Real Estate Group               1983
Leo R. Armatis         59   Vice President - Corporate Relations        1995
Larry D. Hartsook      54   Vice President - Finance                    1991
Thomas L. Slaughter    43   Vice President - General Counsel
                              and Secretary                             1995


Executive officers are elected to one-year terms of office each November. Mr. Kerr was named chief executive officer effective January 1, 1997, succeeding Mr. Rehm. All present executive officers except Mr. Little have been employed by the company for at least five years. Mr. Little served as a vice president and publishing director of the Magazine Group from October 1992 to June 1994. Prior to joining Meredith, Mr. Little had been president of Cowles Magazines, Inc., since 1989. Mr. Meredith, Mr. Rehm and Mr. Kerr are directors of the company. Mr. Rehm plans to retire as chairman of the board on December 31, 1997. He will remain a member of the board. It is anticipated that Mr. Kerr will become chairman of the board on January 1, 1998. Mr. Hartsook plans to retire in August 1998.


Item 2.  Properties

Meredith Corporation headquarters are located at 1716 Locust Street, Des Moines, Iowa. The company owns this building and is the sole user. The company is presently constructing a 4-story, 180,000 square foot building at 1615 Locust Street, which will be connected to the present facility by means of a sky walk-way. With completion expected in fiscal 1998, this building will consolidate offices currently located at 1912 and 2000 Grand Avenue in Des Moines (buildings both owned by the company) and 4700 Westown Parkway in West Des Moines (facilities leased by the company).

The publishing segment operates mainly from the Des Moines/West Des Moines offices and from leased facilities at 125 Park Avenue, New York, New York. The New York facility is used primarily as an advertising sales office and headquarters for Ladies' Home Journal magazine. The publishing segment also maintains ad sales offices, which are leased, in Chicago, San Francisco, Los Angeles, Detroit and several other cities. These offices are adequate for their intended use.

The broadcasting segment operates from offices in the following locations as of September 10, 1997: Phoenix, Ariz.; Orlando, Fla.; Portland, Ore.; Hartford, Conn.; Kansas City, Mo.; Nashville, Tenn.; Greenville, S. C.; Asheville, N. C.; Flint, Mich.; Saginaw, Mich.; Las Vegas, Nev.; Ocala, Fla.; Gainesville, Fla.; and Bend, Ore. All of these properties, except those noted, are owned by the company and are adequate for their intended use. The properties in Portland, Asheville, Flint, Gainesville and Bend are leased and are currently adequate for their intended use. Each of the broadcast stations also maintains an owned or leased transmitter site.

The real estate segment operates primarily from the Des Moines offices.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of stockholders since the company's last annual meeting held on November 11, 1996.




                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The principal market for trading the company's common stock is the New York Stock Exchange (trading symbol MDP). There is no separate public trading market for the company's class B stock, which is convertible share-for-share at any time into common stock. Holders of each class of stock receive equal dividends per share.

The range of trading prices for the company's common stock and the dividends paid during each quarter of the past two fiscal years are presented below. Information has been restated to reflect a two-for-one stock split in March 1997.


                               High           Low      Dividends
                              -------       -------    ---------
      Fiscal 1997
        First Quarter         $25.00        $19.69       $ .055
        Second Quarter         26.94         24.37         .055
        Third Quarter          27.19         22.87         .065
        Fourth Quarter         29.37         22.12         .065

     Fiscal 1996
        First Quarter         $21.25        $11.75       $ .050
        Second Quarter         21.00         17.19         .050
        Third Quarter          24.37         20.06         .055
        Fourth Quarter         24.31         19.56         .055


Stock of the company became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 1997, there were approximately 1,900 holders of record of the company's common stock and 1,400 holders of record of class B stock.


Item 6.  Selected Financial Data

The information required by this Item is set forth on pages F-2 and F-3 of this Form 10-K and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth on pages F-6 through F-20 of this Form 10-K and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The information required by this Item is set forth on pages F-21 through F-53 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 1997, under the caption "Election of Directors" and in Part I of this Form 10-K on page 17 under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 1997, under the captions "Compensation of Executive Officers" and "Retirement Programs and Employment Agreements" and in the last three paragraphs under the caption "Board Committees" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 1997, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


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


   (a)  1. Financial Statements:

          Consolidated Statements of Earnings for the years ended
            June 30, 1997, 1996 and 1995
          Consolidated Balance Sheets as of June 30, 1997 and 1996 Consolidated Statements of Stockholders' Equity for the
            years ended June 30, 1997, 1996 and 1995
          Consolidated Statements of Cash Flows for the years ended
            June 30, 1997, 1996 and 1995
          Notes to Consolidated Financial Statements
          Independent Auditors' Report


  (a) 2. Financial Statement Schedule as of or for each of the three years ended June 30, 1997:


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

          3.1 The company's Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

          3.2 The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1996.

          4.1 Credit Agreement dated July 1, 1997, among Meredith Corporation and a group of banks with Wachovia Bank, N.A. as Agent is incorporated herein by reference to Exhibit 4 to the company's Current Report on Form 8-K dated July 1, 1997.

          4.2 Loan Agreement among Meredith/New Heritage Strategic Partners L.P., The Toronto Dominion Bank, as agent, and a group of banks, as amended, is incorporated herein by reference to Exhibit 4 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1994 (the company's Form 10-Q dated December 31,
               1994). Amendment dated March 15, 1996 to the aforementioned loan agreement is incorporated herein by reference to Exhibit 4 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

         10.1 Asset Exchange Agreement dated June 2, 1997, between Meredith Corporation and Post-Newsweek Stations, Connecticut, Inc., with respect to WCPX (TV), Orlando, Florida and WFSB (TV), Hartford, Connecticut is incorporated herein by reference to Exhibit 10 to the company's Current Report on Form 8-K dated September 4, 1997.

         10.2 Asset Purchase Agreement by and between First Media Television, L.P., as seller and Meredith Corporation as buyer dated as of January 23, 1997, is incorporated herein by reference to Exhibit 2 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (the company's Form 10-Q dated March 31,
               1997).

         10.3 Two - 1996 Meredith Corporation Stock Incentive Plan Agreements, and both dated January 2, 1997, between Meredith Corporation and
         10.4  William T. Kerr are incorporated herein by reference to Exhibits
               10.1 and 10.2, respectively, to the company's Form 10-Q dated March 31, 1997.

         10.5 Employment agreement dated November 11, 1996, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1996 (the company's Form 10-Q dated December 31, 1996).

         10.6 1992 Meredith Corporation Stock Incentive Plan Agreement dated July 1, 1996, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.3 to the company's Form 10-Q dated December 31, 1996.

         10.7 1996 Meredith Corporation Stock Incentive Plan Agreement dated August 14, 1996, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.4 to the company's Form 10-Q dated December 31, 1996.

         10.8 Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements with William T. Kerr is incorporated herein by reference to Exhibit 10.5 to the company's Form 10-Q dated December 31, 1996.

         10.9 Purchase Agreement dated as of March 15, 1996, between Meredith/ New Heritage Associates as sellers and Continental Cablevision, Inc. as buyer is incorporated herein by reference to Exhibit
               2.1 to the company's Current Report on Form 8-K dated October 25, 1996.

         10.10 Guaranty Agreement effective October 25, 1996, between Meredith Corporation and Continental Cablevision of Minnesota Subsidiary Corporation is incorporated herein by reference to Exhibit 2.2 to the company's Current Report on Form 8-K dated October 25, 1996.

         10.11 Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to
               Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ending September 30, 1996 (the company's Form 10-Q dated September 30, 1996).

         10.12 Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors, as amended, is incorporated herein by reference to
               Exhibit 10.2 to the company's Form 10-Q dated September 30,
               1996.

         10.13 1996 Stock Incentive Plan Agreement - Nonqualified Stock Option Award between Meredith Corporation and Christopher M. Little dated August 14, 1996, is incorporated herein by reference to
               Exhibit 10.4 to the company's Form 10-Q dated September 30,
               1996.

         10.14 1992 Stock Incentive Plan Agreement - Nonqualified Stock Option Award between Meredith Corporation and Philip A. Jones dated August 14, 1996, is incorporated herein by reference to Exhibit
               10.5 to the company's Form 10-Q dated September 30, 1996.

         10.15 Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements dated August 14, 1996, with named executive officers, is incorporated herein by reference to Exhibit 10.6 to the company's Form 10-Q dated September 30, 1996.

         10.16 Nonqualified Stock Option Award Agreement between the company and Jack D. Rehm effective August 10, 1994, is incorporated herein by reference to Exhibit 10a to the company's Form 10-Q dated December 31, 1994.

         10.17 Restricted Stock Agreement between the company and Jack D. Rehm effective September 1, 1994, is incorporated herein by reference to Exhibit 10b to the company's Form 10-Q dated December 31, 1994. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.2 to the company's Form 10-Q dated December 31, 1996.

         10.18 Nonqualified Stock Option Award Agreement between the company and William T. Kerr effective August 10, 1994, is incorporated herein by reference to Exhibit 10c to the company's Form 10-Q dated December 31, 1994.

         10.19 Statement re: Nonqualified Stock Option Award Agreements between the company and its executive officers is incorporated herein by reference to Exhibit 10d to the company's Form 10-Q dated December 31, 1994.

         10.20 Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ending December 31, 1993.

         10.21 1992 Meredith Corporation Stock Incentive Plan Agreement between the company and Jack D. Rehm effective August 12, 1992, is incorporated herein by reference to Exhibit 10a(1) to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1992 (the company's Form 10-Q dated September 30,
               1992). First Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10a to the company's Quarterly Report on Form 10-Q for the period ended September
               30, 1995.

         10.22 1992 Meredith Corporation Stock Incentive Plan Agreement between the company and Jack D. Rehm effective August 12, 1992, is incorporated herein by reference to Exhibit 10a(2) to the company's Form 10-Q dated September 30, 1992. First Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10a to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

         10.23 Restricted Stock Agreement between the company and Jack D. Rehm, effective September 22, 1992, is incorporated herein by reference to Exhibit 10b(1) to the company's Form 10-Q dated September 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.2 to the company's Form 10-Q dated December 31, 1996.

         10.24 Restricted Stock Agreement between the Company and Jack D. Rehm, effective September 22, 1992, is incorporated herein by reference to Exhibit 10b(2) to the Company's Form 10-Q dated September 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.2 to the company's Form 10-Q dated December 31, 1996.

         10.25 1992 Meredith Corporation Stock Incentive Plan effective August 12, 1992, is incorporated herein by reference to Exhibit 10b to the company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the company's Form 10-Q dated September 30, 1996.

         10.26 Meredith Corporation 1996 Stock Incentive Plan effective August 14, 1996, is incorporated herein by reference to Exhibit A to the company's Proxy Statement for the Annual Meeting of Shareholders on November 11, 1996.

         10.27 Employment contract by and between Meredith Corporation and Jack
               D. Rehm as of July 1, 1992, is incorporated herein by reference to Exhibit 10c to the company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to
               Exhibit 10.2 to the company's Form 10-Q dated December 31, 1996.

         10.28 Meredith/New Heritage Partnership Agreement is incorporated herein by reference to Exhibit 10a to the company's Quarterly Report on Form 10-Q for the period ending September 30, 1991.

         10.29 Employment Agreement between the Company and William T. Kerr is incorporated herein by reference to Exhibit 10b to the company's Quarterly Report on Form 10-Q for the period ending September 30, 1991.

         10.30 Indemnification Agreement in the form entered into between the company and its officers and directors is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ending December 31, 1988.

         10.31 Second Amendment to Employment Contract between the company and Robert A. Burnett, Retired Chairman of the Board of the Company (the Employment Contract). (The Employment Contract is incorporated herein by reference to Exhibit 10 to the company's Annual Report on Form 10-K for the year ended June 30, 1988. First Amendment to the Employment Contract, dated November 11, 1991, is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1991.)

         10.32 Meredith Corporation 1986 Restricted Stock Award Plan is incorporated herein by reference to Exhibit A to the company's Proxy Statement for the Annual Meeting of Shareholders on November 10, 1986.

         10.33 Severance Agreement in the form entered into between the company and its officers is incorporated herein by reference to Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ending June 30, 1986.

         11    Statement re Computation of Per Share Earnings

         21    Subsidiaries of the Registrant

         23    Consent of Independent Auditors

         27    Financial Data Schedule


  (b) Reports on Form 8-K

      During the fourth quarter of fiscal 1997, the company filed a Form 8-K dated June 2, 1997, which reported under Item 5 that the company had entered into an agreement to acquire a television station serving the Hartford/New Haven, Connecticut market from Post Newsweek in exchange for an Orlando, Florida television station acquired in the company's purchase of the assets of First Media Television, L.P. (plus a cash payment to the company of $60 million).
                                     - 26 -

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

      /s/ Larry D. Hartsook                   /s/ William T. Kerr
---------------------------------        ------------------------------
        Larry D. Hartsook                William T. Kerr, President, Chief
Vice President-Finance (Principal        Executive Officer and Director
Accounting and Financial Officer)        (Principal Executive Officer)

      /s/ E. T. Meredith III                   /s/ Jack D. Rehm
---------------------------------        ------------------------------
        E. T. Meredith III                        Jack D. Rehm
     Chairman of the Executive                Chairman of the Board
      Committee and Director                      and Director

       /s/ Herbert M. Baum                    /s/ Mary Sue Coleman
---------------------------------        ------------------------------
    Herbert M. Baum, Director              Mary Sue Coleman, Director

      /s/ Pierson M. Grieve                 /s/ Frederick B. Henry
---------------------------------        ------------------------------
   Pierson M. Grieve, Director            Frederick B. Henry, Director

       /s/ Joel W. Johnson                     /s/ Robert E. Lee
---------------------------------        ------------------------------
    Joel W. Johnson, Director                Robert E. Lee, Director

      /s/ Richard S. Levitt                 /s/ Nicholas L. Reding
---------------------------------        ------------------------------
   Richard S. Levitt, Director            Nicholas L. Reding, Director
                           /s/ Barbara S. Uehling
                      ---------------------------------
                       Barbara S. Uehling, Director

Each of the above signatures is affixed as of September 22, 1997.

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





                                                                     Page
                                                                     ----

Selected Financial Data                                              F- 2

Financial Information about Industry Segments                        F- 4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                F- 6

Consolidated Financial Statements:
  Statements of Earnings                                             F-21
  Balance Sheets                                                     F-23
  Statements of Stockholders' Equity                                 F-25
  Statements of Cash Flows                                           F-27
  Notes (including supplementary data)                               F-29

Independent Auditors' Report                                         F-53
Report of Management                                                 F-54



Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts                    F-55












                                     F-l

Selected Financial Data
Meredith Corporation and Subsidiaries


Years Ended June 30                  1997     1996     1995     1994     1993
-------------------------------------------------------------------------------
                                               (In thousands, except per share)
Results of operations
 Total revenues                   $855,218 $867,137 $829,401 $744,735 $721,944
                                  ======== ======== ======== ======== ========
 Earnings from continuing
  operations                      $ 67,592 $ 54,657 $ 44,198 $ 32,473 $ 21,441

  Discontinued operation
  (net of tax)                      27,693     (717)  (4,353)  (5,319)  (2,815)
 Cumulative effect of change in
  accounting principle(net of tax)      --       --  (46,160)      --       --
                                  -------- -------- -------- -------- --------
 Net earnings (loss)              $ 95,285 $ 53,940 $ (6,315)$ 27,154 $ 18,626
                                  ======== ======== ======== ======== ========
Per share information
 Earnings from continuing
  operations                      $   1.22 $   0.97 $   0.79 $   0.57 $   0.35
 Discontinued operation
  (net of tax)                        0.50    (0.01)   (0.07)   (0.09)   (0.04)
 Cumulative effect of change in
  accounting principle(net of tax)      --       --    (0.83)      --       --
                                  -------- -------- -------- -------- --------
 Net earnings (loss)              $   1.72 $   0.96 $  (0.11)$   0.48 $   0.31
                                  ======== ======== ======== ======== ========

 Dividends paid to stockholders   $    .24 $   0.21 $   0.19 $   0.17 $   0.16
                                  ======== ======== ======== ======== ========

Financial position at June 30
 Total assets                     $760,901 $733,773 $743,796 $679,813 $716,716
                                  ======== ======== ======== ======== ========
 Long-term obligations
  (including current portion)     $ 17,032 $ 71,482 $102,259 $ 10,801 $ 15,867
                                  ======== ======== ======== ======== ========
General:

Significant acquisitions occurred in January 1995 with the purchase of WSMV and in September 1992 with the purchase of North Central cable television systems. The Cable segment was classified as a discontinued operation effective September 30, 1995. The sale of the company's interest in a cable television system was completed on October 25, 1996.

Per-share amounts are computed on weighted-average number of shares outstanding for the year and have been adjusted to reflect two-for-one stock splits in March 1997 and March 1995.

Long-term obligations include television broadcast program rights payable and company debt associated with continuing operations.

Earnings from continuing operations (all per-share amounts are post-tax):

     Fiscal 1996 included a gain of $5,898,000, or 6 cents per share, from the sale of three book clubs.

     Fiscal 1995 included interest income of $8,554,000, or 8 cents per share, from the IRS for the settlement of the company's 1986 through 1990 tax years.

     Fiscal 1994 included nonrecurring items of $5,584,000 for broadcasting film write-downs and $1,800,000 for taxes on disposed properties, or a total of 7 cents per share and a gain of $11,997,000, or 14 cents per share, from the disposition of the Syracuse and Fresno television properties.

Discontinued operations:

     In fiscal 1996, the cable segment was classified as a discontinued operation.

     Fiscal 1997 included a post-tax gain of $27,693,000, or 50 cents per share, from the disposition of the company's remaining interest in a cable television system.

     Fiscal 1996 reflected cable net losses for the first quarter only. Losses from September 30, 1995, to the effective date of sale were deferred and reduced the gain from disposition.

     Fiscal 1995 included a post-tax gain of $1,101,000, or 2 cents per share, from the disposition of a cable property.

Changes in accounting principles:

     Fiscal 1995 reflected the adoption of Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits."

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Meredith Corporation and Subsidiaries



Years ended June 30                   1997         1996         1995
-----------------------------------------------------------------------
                                                         (In thousands)
Revenues
Publishing                          $673,151     $695,902     $683,282
Broadcasting                         156,428      145,932      121,690
Real Estate                           25,639       25,303       24,429
                                    ---------    ---------    ---------
  Total revenues                    $855,218     $867,137     $829,401
                                    =========    =========    =========
Operating profit
Publishing                          $ 80,557     $ 64,107     $ 48,636
Broadcasting                          58,505       52,311       41,883
Real Estate                            3,678        3,496        2,298
Unallocated corporate expense        (28,069)     (22,409)     (20,115)
                                    ---------    ---------    ---------
Income from operations               114,671       97,505       72,702
  Gain from disposition                  --         5,898          --
  Interest income                      5,010        2,183       10,913
  Interest expense                    (1,254)      (5,530)      (4,019)
                                    ---------    ---------    ---------
Earnings from continuing operations
 before income taxes                $118,427     $100,056     $ 79,596
                                    =========    =========    =========

Identifiable assets
Publishing                          $294,280     $299,627     $341,652
Broadcasting                         273,981      282,849      261,643
Real Estate                            9,771       11,013       11,479
Unallocated corporate                182,869       52,233       40,925
                                    ---------    ---------    ---------
Assets of continuing operations      760,901      645,722      655,699

Net assets of discontinued
  operation                               --       88,051       88,097
                                    ---------    ---------    ---------
Total assets                        $760,901     $733,773     $743,796
                                    =========    =========    =========

Depreciation/amortization
Publishing                          $  9,087     $ 10,126     $ 10,192
Broadcasting                          12,102       10,909        6,903
Real Estate                              578          477          465
Unallocated corporate                  1,230        3,618        1,457
                                    ---------    ---------    ---------
Total depreciation/amortization     $ 22,997     $ 25,130     $ 19,017
                                    =========    =========    =========
Capital expenditures
Publishing                          $  1,741     $  2,397     $  2,087
Broadcasting                           4,391        7,736        8,465
Real Estate                              206          605          158
Unallocated corporate                 16,961       19,135        2,574
                                    ---------    ---------    ---------
Total capital expenditures          $ 23,299     $ 29,873     $ 13,284
                                    =========    =========    =========

See pages 5 through 16 of this Form 10-K for description of revenue sources.

Operating profit for industry segment reporting is revenues less operating costs for continuing operations and does not include gains from dispositions, interest income and expense, or unallocated corporate expense, which is primarily corporate staff and miscellaneous expenses.

Fiscal 1995 publishing segment operating profit was reduced by $5.1 million due to a change in accounting principle related to subscription acquisition costs.

Identifiable assets include intangible, fixed and all other assets identified with each segment. Unallocated corporate assets consist primarily of cash and cash items and miscellaneous assets not assignable to one of the segments.

Unallocated corporate identifiable assets included approximately $125 million in cash and marketable securities at June 30, 1997, largely net proceeds from the cable sale held in anticipation of the July 1, 1997, acquisition of three broadcast television stations. Unallocated corporate identifiable assets also included construction-in-progress for the expansion of corporate headquarters in fiscal 1997 and 1996.

The decline in publishing identifiable assets from June 30, 1995, to June 30, 1996, primarily reflected the discontinuation of most direct-response book sales efforts due to the Reader's Digest alliance and the sale of Meredith's book clubs.

Fiscal 1996 unallocated corporate depreciation/amortization included an adjustment of approximately $2 million to goodwill from a 1988 acquisition.

Fiscal 1997 and 1996 unallocated corporate capital expenditures included spending for the construction of a new office building and related improvements in Des Moines. Fiscal 1996 also included spending for equipment and leasehold improvements related to the New York City office consolidation.

See Management's Discussion and Analysis for discussion of significant factors affecting comparability.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

The following discussion presents the key factors that have affected the company's business over the last three years. This commentary should be read in conjunction with the company's consolidated financial statements and five-year selected financial data presented elsewhere in this Form 10-K. All per-share amounts are computed on a post-tax basis and reflect two-for-one stock splits in the form of stock dividends effective in March 1997 and March 1995. All note references are to the Notes to Consolidated Financial Statements.

Certain statements included herein are, and statements that may be contained in future filings with the Securities and Exchange Commission, may be forward-looking in nature. These are based on management's current knowledge and estimates of factors affecting the company's operations. Actual results may differ materially from those currently anticipated. Readers of this forward-looking information are advised that such information involves risks and uncertainties, including but not limited to the effects of: downturns in national and/or local economies; unforeseen changes in consumer purchase, order and/or television viewing patterns; unanticipated increases in paper, postage and processing costs; the unexpected loss of one or more major clients; changes in government regulations affecting our industries; and any unforeseen acquisitions and/or dispositions.

                            Significant Events
Fiscal 1997
-----------
In January 1997, the company announced that it would acquire all four of the television stations of First Media Television, L.P., for $435 million. On July 1, 1997, Meredith completed the acquisition of three of these stations: KPDX-Portland, Ore.; KFXO-Bend, Ore. (a low power station); and WHNS-Greenville, S.C. All three stations are affiliates of the FOX television network. The fourth First Media station is WCPX, a CBS network affiliate in Orlando, Fla., where Meredith currently owns WOFL, a FOX network affiliate. Because Federal Communications Commission (FCC) regulations currently prohibit ownership of multiple stations in one market, Meredith agreed to exchange WCPX for WFSB, a CBS affiliate serving Hartford/New Haven, Conn. Terms of the agreement to acquire WFSB from Post-Newsweek provided for an exchange of assets plus a $60 million cash payment to Meredith. The purchase of WCPX and subsequent exchange for WFSB occurred on September 4, 1997. These acquisitions are expected to be dilutive in fiscal 1998 by 8 to 10 cents per share, due to interest expense from debt incurred to purchase the stations and amortization of intangibles. Management expects these acquisitions to cause little or no dilution of earnings per share in fiscal 1999 and to become accretive to earnings per share in the following fiscal years.

In October 1996, the company sold its ownership interests in cable television systems. The Meredith/New Heritage Partnership, of which the company indirectly owned 96 percent, sold its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. to a subsidiary of Continental Cablevision, Inc. The total value of the systems was $262.5 million. Meredith Corporation received $116 million in cash (net of taxes) and recorded a gain of $27.7 million, or 50 cents per share, from the sale. The gain was net of deferred cable losses from September 30, 1995, until the effective date of sale and taxes. The cable segment was classified as a discontinued operation on September 30, 1995.

Fiscal 1996
-----------

In January 1996, the company acquired the assets of WOGX, a FOX network affiliate serving Ocala/Gainesville, Fla., currently the 165th largest television market.

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

Fiscal 1995
-----------

In January 1995, the company acquired the assets of WSMV, an NBC network affiliate in Nashville, Tenn., for $159 million. The Nashville television market is the 33rd largest television market in the United States.

In fiscal 1995, two of the company's broadcast television stations became CBS network affiliates. KPHO-Phoenix, which was previously an independent station, affiliated with CBS in September 1994. WNEM-Flint/Saginaw, formerly an NBC affiliate, joined CBS in January 1995.

The company recorded a noncash charge of $46.2 million post-tax, or 83 cents per share, in fiscal 1995 for the cumulative effect of a change in accounting principle related to subscription acquisition costs (Note 3).


                             Results of Operations

Consolidated
------------

     Years ended June 30               1997           1996           1995
     -------------------             --------       --------       --------
                                            (In thousands, except per share)

     Total revenues.............     $855,218       $867,137       $829,401
                                     ========       ========       ========
     Income from operations.....     $114,671       $ 97,505       $ 72,702
                                     ========       ========       ========
     Earnings from
       continuing operations....     $ 67,592       $ 54,657       $ 44,198
                                     ========       ========       ========
     Earnings from continuing operations
       excluding special items..     $ 67,592       $ 51,278       $ 39,451
                                     ========       ========       ========

     Net earnings (loss)........     $ 95,285       $ 53,940       $ (6,315)
                                     ========       ========       ========
     Per Share:
     Earnings from
       continuing operations....     $   1.22       $    .97       $    .79
                                     ========       ========       ========
     Earnings from continuing operations
       excluding special items..     $   1.22       $    .91       $    .71
                                     ========       ========       ========

     Net earnings (loss)........     $   1.72       $    .96       $   (.11)
                                     ========       ========       ========


Earnings from continuing operations were affected by the following special items:

  In fiscal 1996, a post-tax gain of $3.4 million (6 cents per share) was recorded from the disposition of three book clubs (Note 8).

  In fiscal 1995, post-tax interest income of $4.7 million (8 cents per share) was recorded from the Internal Revenue Service (IRS) (Note 4).

Fiscal 1997 v. 1996 - Net earnings of $95.3 million, or $1.72 per share, were recorded in fiscal 1997, compared to net earnings of $53.9 million, or 96 cents per share, in fiscal 1996. Fiscal 1997 net earnings included a gain of $27.7 million, or 50 cents per share, from the sale of discontinued cable operations. Fiscal 1997 earnings per share from continuing operations increased 26 percent. Excluding the prior-year gain noted previously, fiscal 1997 earnings per share from continuing operations increased 34 percent with all business segments reporting improved results. Average shares outstanding declined slightly due to the repurchase of company shares.

Fiscal 1997 revenues decreased 1 percent from the prior year due to lower circulation and consumer book revenues. The decline in circulation revenues resulted primarily from the fiscal 1996 closing of home garden and Weekend Woodworking magazines, a January 1996 rate base reduction at Ladies' Home Journal magazine and a reduction in the publication frequency of Country America magazine in fiscal 1997. Consumer book revenues declined primarily due to the December 1995 sale of three book clubs. Partially offsetting these revenue declines were increases in magazine and broadcasting advertising, licensing and custom publishing revenues.

Operating costs declined 4 percent in fiscal 1997, resulting in an operating profit margin improvement to 13.4 percent compared with a margin of 11.2 percent in fiscal 1996. Expenses declined, both in total and as a percentage of revenues, in all major cost categories. Lower production, distribution and editorial (PD&E) expenses were the primary factor leading to the margin improvement. The decline in PD&E expenses primarily reflected lower average paper prices in the current year. Lower costs in the book operations from prior years' downsizing also contributed. Selling, general and administrative (SG&A) expenses declined slightly. Lower costs due to the smaller book operation and reduced magazine subscription acquisition expenses were nearly offset by higher costs for television program development, employee benefits and magazine and broadcasting promotion expense. The aforementioned magazine closings and rate base reduction at Ladies' Home Journal magazine led to the decline in magazine subscription acquisition costs. Lower depreciation and amortization expenses resulted from a prior-year adjustment of goodwill assigned to a 1988 acquisition.

In October 1996, the company repaid all its outstanding bank debt using proceeds from the sale of the discontinued cable television operations. The remaining cable proceeds and other available cash were invested in short-term marketable securities. This resulted in net interest income of $3.8 million in the current fiscal year versus net interest expense of $3.3 million in fiscal 1996. See subsequent event information on page F-19 regarding debt incurred after June 30, 1997.

The company's effective tax rate was 42.9 percent in fiscal 1997 compared with
45.4 percent in the prior year. The higher rate in the prior year reflected the effect of the goodwill adjustment, which was not tax deductible. Also, the fiscal 1997 rate reflected higher fiscal year earnings, which lessened the effect of nondeductible items on the overall tax rate.


Fiscal 1996 v. 1995 - Net earnings of $53.9 million, or 96 cents per share, were recorded in fiscal 1996 compared to a net loss of $6.3 million, or a loss of 11 cents per share, in fiscal 1995. The net loss in fiscal 1995 reflected a $46.2 million noncash charge for the cumulative effect of a change in accounting principle. Fiscal 1996 earnings per share from continuing operations increased 22 percent. Exclusive of the special items previously identified, the company reported a 28 percent earnings per share increase, which included improved results in all of the company's continuing businesses.

Fiscal 1996 revenues increased 5 percent. Increases in magazine and broadcasting advertising revenues were partially offset by lower revenues from book operations due to the alliance with Reader's Digest and the December 1995 sale of the book clubs. Fiscal 1996 included 12 months of revenues from WSMV-Nashville versus six months in fiscal 1995.

Income from operations increased 34 percent. The operating profit margin rose from 8.8 percent of revenues in fiscal 1995 to 11.2 percent in fiscal 1996. Lower selling, general and administrative expenses, in total and as a percentage of revenues, were the primary factor in the margin improvement. The decline was due to the smaller book operation.

Operating costs and expenses were $769.6 million in fiscal 1996 compared with $756.7 million in fiscal 1995. The increase primarily reflected higher paper expenses for magazines (due to price and volume increases) and a full year of operating expenses for WSMV-Nashville. Depreciation and amortization expenses increased due to a full year of amortization of intangibles arising from the WSMV-Nashville acquisition and an adjustment of approximately $2 million to goodwill from a 1988 acquisition. These increases in expenses were partially offset by lower expenses in book operations due to downsizing.

Net interest expense (excluding fiscal 1995 IRS interest income) rose to $3.3 million in fiscal 1996 from $1.7 million in fiscal 1995, due to debt incurred for the purchase of WSMV-Nashville in January 1995.

The company's effective tax rate was 45.4 percent in fiscal 1996 compared with
44.5 percent in fiscal 1995. The increase in the fiscal 1996 rate reflected the effect of the non-deductible adjustment to goodwill recorded during the year.

Publishing
----------

     Years ended June 30               1997           1996           1995
     -------------------             --------       --------       --------

     Revenues                                                 (In thousands)
     ---------
       Magazine advertising.......   $311,161       $308,959       $276,312
       Magazine circulation.......    257,222        272,406        269,029
       Consumer book..............     38,336         56,481         86,568
       Other......................     66,432         58,056         51,373
                                     --------       --------       --------
     Total revenues...............   $673,151       $695,902       $683,282
                                     ========       ========       ========
     Operating profit.............   $ 80,557       $ 64,107       $ 48,636
                                     ========       ========       ========

Fiscal 1997 v. 1996 - Publishing revenues declined 3 percent versus fiscal 1996 due to lower consumer book and circulation revenues which were partially offset by higher advertising and other publishing revenues. The increase in other publishing revenues was due to higher licensing revenues and increased custom publishing business. The increase in licensing revenues was due to increased sales volumes of licensed products at Wal-Mart and a favorable adjustment to revenues received from the company's garden licensing agreement with Wal-Mart Stores, Inc. New clients contributed to the increased custom publishing business.

Magazine circulation revenues declined 6 percent in fiscal 1997 due to the effect of a 10 percent advertising rate base reduction (effective with the February 1996 issue) at Ladies' Home Journal magazine, closing home garden and Weekend Woodworking magazines late in fiscal 1996 and a reduction in the publication frequency of Country America magazine in fiscal 1997.

The 32 percent decline in consumer book revenues in fiscal 1997 primarily reflected the December 1995 sale of the company's book clubs. Meredith began to receive royalties from the Reader's Digest alliance in fiscal 1997, however the impact on revenues and operating profit was not material and is not expected to be in the near term.

Magazine advertising revenues grew 1 percent in fiscal 1997, largely due to increased ad revenues at Better Homes and Gardens magazine, the company's largest circulation title. Its ad revenue growth reflected an increase in ad page volume and higher average revenue per page. Midwest Living, Country Home and Successful Farming magazines also reported strong ad revenue growth due to a combination of increased ad pages and higher average revenue per page. These increases in ad revenues were partially offset by lower ad revenues at Ladies'

Home Journal magazine, reflecting the advertising rate base reduction in mid-fiscal 1996. The number of ad pages at the magazine also declined slightly.

Publishing operating profit increased 26 percent in fiscal 1997. The improvement was largely a result of the fifth consecutive year of record operating profit from magazine publishing. Record operating profit from licensing operations also contributed. Magazine publishing benefited from lower paper prices, higher ad revenues and improved results from custom publishing. Better Homes and Gardens, Midwest Living, Country Home and Successful Farming magazines reported strong operating profit increases due in part to the aforementioned increases in ad revenues. The elimination of an operating loss from home garden magazine, which ceased publication in the spring of 1996, also was a factor in publishing's improved results. Operating profit increased at Ladies' Home Journal magazine, in spite of lower ad revenues, due to lower production costs (a result of reduced volumes from the change in rate base, along with favorable pricing). Partially offsetting these improvements were unfavorable results at Country America magazine due to the transition from 10 to six issues annually and higher new magazine development costs. In addition, fiscal 1997 publishing operating profit was reduced by a charge related to a joint publishing venture.

Book publishing operating profit showed little change in fiscal 1997. Start-up costs related to a new agreement with The Solaris Group (a unit of Monsanto Company) regarding the Ortho retail book line, limited operating profit improvement in the current year. Under the agreement, Meredith assumes the creative, editorial, production and sales operations of Ortho retail books and pays royalty fees to Solaris based on sales of these books. The Ortho retail book line consists of gardening and do-it-yourself titles.

Paper, printing and postage costs accounted for approximately 40 percent of the publishing segment's fiscal 1997 operating costs. Paper prices, which had been escalating in fiscal 1995 and early fiscal 1996, began to moderate in the second half of fiscal 1996. This trend continued through fiscal 1997. As of June 30, 1997, the company's average price paid for paper was more than 15 percent lower than the price paid at June 30, 1996. Declining prices during the year also resulted in a favorable LIFO inventory reserve adjustment of $6.0 million in fiscal 1997. On July 1, 1997, paper prices increased an average of approximately 7 percent. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. However at this time, management believes another paper price increase is possible on or before January 1, 1998.

The company's largest magazine printing contract expires in 1999. Negotiations for a new printing contract are currently underway. These negotiations are expected to be finalized by the end of calendar 1997 and result in future savings for the company. Also, a postal rate increase is expected in calendar

1998. Based on the U. S. Postal Service's proposed rate changes, the company would experience an increase of approximately 5 percent, or $3 million annually, based on current volumes. The proposed rate changes are subject to the approval of the Postal Rate Commission and therefore could change.

The company's current five-year garden licensing agreement with Wal-Mart Stores, Inc., expires at the end of calendar year 1997. Negotiations are presently underway for renewal of the agreement.

Fiscal 1996 v. 1995 - Total revenues increased 2 percent from fiscal 1995. Magazine advertising revenues grew 12 percent, primarily due to the strength of Better Homes and Gardens magazine, the company's largest circulation title.
Its ad pages increased 10 percent and the average revenue per page was 6 percent higher than in fiscal 1995. Advertising revenues from new custom publishing projects also contributed to the overall increase. In addition, Country Home, Traditional Home and Golf for Women magazines each reported double-digit percentage gains in ad revenues, due to a combination of increased ad pages and higher revenues per page. Magazine circulation revenues increased slightly in fiscal 1996. An increased volume of newsstand sales of Better Homes and Gardens Special Interest Publications and the introduction of several new craft titles were offset by lower subscription revenues at Ladies' Home Journal and Country America magazines and from the closing of several other craft/woodworking titles. Rate base reductions led to the decline in subscription revenues at Ladies' Home Journal and Country America. Consumer book revenues declined 35 percent due to the December 1995 sale of three book clubs and significantly lower sales volumes in the direct-response operations due to the Reader's Digest alliance. Other publishing revenues (including premiums, periodicals, pre-press and print production, list rentals and ancillary products) increased 14 percent, primarily due to an increase in pre-press and print production services.

Fiscal 1996 operating profit was up 32 percent due to improved operating results from magazine and book publishing. Better Homes and Gardens led the magazine operations to a 14 percent increase in operating profit despite higher paper prices, which averaged more than 20 percent above prices in fiscal 1995. Increased advertising revenues and lower subscription acquisition expenses due to fewer new prospect mailings fueled the strong operating profit performance of Better Homes and Gardens magazine. Also contributing to the magazine operating profit improvement were lower magazine start-up costs and increased operating profits from WOOD magazine, Golf for Women magazine and a group of small craft titles. The reduction in new magazine start-up costs reflected the fiscal 1995 introduction of home garden magazine. The company discontinued publication of home garden late in fiscal 1996, when projections for its long-term performance did not meet company goals.

The operating results of Ladies' Home Journal, the company's second largest circulation title, and Country America were lower in fiscal 1996. Increases in paper and postage costs led to the decisions to reduce each of these titles' advertising rate bases by 10 percent in fiscal 1996. Traditional Home and Successful Farming magazines also reported lower operating profits in fiscal 1996. The decline at Traditional Home magazine reflected higher subscription acquisition costs related to a 7 percent rate base increase. Successful Farming magazine's operating profit was held down by costs associated with the start-up of Successful Farming @griculture Online and lower advertising revenues due to fewer ad pages.

In fiscal 1996, the company's book business reported its first operating profit since fiscal 1990. The effects of downsizing, including reduced payroll and related costs, favorable adjustments to inventory reserves and reduced operating losses in the direct-response business, led to the improvement. As expected, expenses related to discontinuing the company's direct-response marketing efforts were offset by initial payments received from the Reader's Digest alliance.

Revenues and operating profit from the company's brand licensing agreements with Wal-Mart Stores, Inc., increased in fiscal 1996 due to higher license fees from the Better Homes and Gardens Garden Centers and the introduction of a crafts licensing agreement. Wal-Mart stores began to offer Better Homes and Gardens Floral & Nature Crafts branded merchandise in January 1996.

The average prices paid for paper were more than 20 percent higher in fiscal 1996 due to paper price increases in fiscal 1995 and the first half of fiscal 1996. The price increases reflected a tightening of the paper market due to strong demand and a relatively fixed level of supply. By mid-fiscal 1996, the market softened and prices began to moderate. At June 30, 1996, paper prices were approximately 4 percent higher than a year earlier. Postage costs increased in fiscal 1996 due to a full-year impact of the January 1995 rate increase.

Broadcasting
------------
     Years ended June 30               1997           1996           1995
     -------------------             --------       --------       --------
                                                              (In thousands)
     Revenues
     --------
       Advertising..............     $148,517       $137,964       $116,460
       Other....................        7,911          7,968          5,230
                                     --------       --------       --------
     Total revenues.............     $156,428       $145,932       $121,690
                                     ========       ========       ========
     Operating profit...........     $ 58,505       $ 52,311       $ 41,883
                                     ========       ========       ========

Fiscal 1997 v. 1996 - Fiscal 1997 revenues increased 7 percent from the prior year. Excluding first-half revenues from WOGX-Ocala/Gainesville, acquired in January 1996, comparable fiscal year revenues increased 6 percent. The increase in revenues reflected higher local advertising revenues for the year and political advertising from the fall 1996 elections. Increased demand for advertising generally resulted in higher spot rates. Ad revenues increased at all stations except WOFL-Orlando, where ad revenues were flat due to weak first quarter national ad sales. The largest ad revenue increase was at WSMV-Nashville. This NBC affiliate also benefited from the network's coverage of the 1996 Summer Olympic Games. Other stations reporting strong ad revenue increases included KCTV-Kansas City, KPHO-Phoenix and KVVU-Las Vegas.

Operating profit increased 12 percent in fiscal 1997 due primarily to the advertising revenue growth. Lower programming costs due to a prior-year write-down at WOFL-Orlando and fewer programming purchases also were a factor. The introduction of local news programming at WOFL-Orlando and WOGX-Ocala/ Gainesville, planned for fiscal 1997, was delayed pending the resolution of the multiple-station ownership issue in Orlando created by the intent to purchase the four First Media television stations. The company has retained ownership of WOFL-Orlando and WOGX-Ocala/Gainesville, and local news programming at these stations is now expected to begin in the second half of fiscal 1998. KVVU-Las Vegas also plans to introduce local news programming during that time.

After the acquisition of three of the First Media stations on July 1, 1997, the company entered into new 10-year affiliation agreements with the FOX network for all of Meredith's FOX affiliates, including the three new stations. In addition to beginning local news programming at the three stations previously mentioned, the company agreed to produce its own local newscasts at KPDX-Portland and WHNS-Greenville by the year 2000. Looking forward, management expects the company's CBS affiliates to benefit from the network's coverage of the 1998 Winter Olympic Games.

Fiscal 1996 v. 1995 - Revenues increased 20 percent in fiscal 1996. An additional six months of revenues from WSMV-Nashville, acquired in January 1995, was the primary reason for the increase. Revenues from WOGX-Ocala/ Gainesville, acquired in January 1996, also contributed. Revenues of comparable operations increased 4 percent from fiscal 1995 due to higher advertising revenues at WOFL-Orlando, KPHO-Phoenix and WSMV-Nashville. WOFL-Orlando and WSMV-Nashville benefited from higher spot rates due to increased local market demand for television advertising. The improvement at KPHO-Phoenix was primarily due to a full year as a CBS affiliate in fiscal 1996. Advertising revenues were down at WNEM-Flint/Saginaw. Management believes the decline was primarily due to the station's network affiliation change in January 1995.

Operating profit increased 25 percent from fiscal 1995, largely due to an additional six months of operating profit from WSMV-Nashville. Excluding that impact and the operating profit of WOGX-Ocala/Gainesville, operating profit was up 6 percent. The primary factors in the improvement were the revenue-related increase at WSMV-Nashville, increased revenues and lower programming expense at KPHO-Phoenix and favorable administrative expenses. Operating profit was down slightly at WOFL-Orlando due to the write-down of certain film assets as a result of initially planning to introduce local news programming in fiscal 1997. Operating profits also declined at WNEM-Flint/ Saginaw and KCTV-Kansas City. The decline at WNEM-Flint/Saginaw was primarily revenue-related. Higher programming costs were largely responsible for the decline at KCTV-Kansas City.

Real Estate
-----------
     Years ended June 30               1997           1996           1995
     -------------------             --------       --------       --------
                                                              (In thousands)
     Total revenues                  $ 25,639       $ 25,303       $ 24,429
                                     ========       ========       ========
     Operating profit                $  3,678       $  3,496       $  2,298
                                     ========       ========       ========

Fiscal 1997 v. 1996 - Revenues and operating profit increased in fiscal 1997, largely due to higher transaction fee revenues from member firms and increased sales of products and services to those members. The increase in transaction fee revenues resulted from members' strong sales of existing homes. Also contributing was an increase in average member size. Lower administrative costs also were a factor in the increase in operating profit. These improvements were partially offset by the prior-year recognition of fees from a master franchise agreement.

Fiscal 1996 v. 1995 - Led by higher transaction fee revenues and the signing of a master franchise agreement in Thailand, revenues increased 4 percent in fiscal 1996. The growth in transaction fee revenues generated by members' residential home sales volume primarily reflected increased membership levels. Operating profit increased 52 percent, largely due to the revenue increase.

Discontinued Operation
-----------------------
In October 1996, the company sold its ownership interests in cable television operations and recorded a gain of $27.7 million, or 50 cents per share, from the sale. The gain was net of deferred cable losses from September 30, 1995, until the effective date of sale and taxes. A loss from operations of $0.7 million was reported in fiscal 1996 for the period July 1, 1995, through September 30, 1995, the date the cable segment was classified as a discontinued operation. Fiscal 1995 results included a full-year net loss of $5.5 million from operations and a $1.1 million net gain from the disposition of a small cable property. See Note 2 for further information on the discontinued operation.

                        Liquidity and Capital Resources


Consolidated
------------

     Years ended June 30                1997           1996           1995
     -------------------             ---------       --------       --------
                                                              (In thousands)
     Earnings from
       continuing operations.....    $  67,592       $ 54,657      $  44,198
                                     =========       ========      =========

     Cash flows from operations..    $ 116,633       $108,205      $  65,485
                                     =========       ========      =========

     Cash flows from investing...    $  45,741       $(13,965)     $(150,707)
                                     =========       ========      =========

     Cash flows from financing...    $(101,677)      $(92,264)     $  65,519
                                     =========       ========      =========

     Net cash flows..............    $  60,697       $  1,976      $ (19,703)
                                     =========       ========      =========

     EBITDA......................    $ 137,668       $122,635       $ 91,719
                                     =========       ========       ========

Cash and cash equivalents increased by $60.7 million in fiscal 1997 compared to an increase of $2.0 million in the prior year. The change was primarily due to the sale of the discontinued cable operation in the current year. Proceeds from this sale funded the retirement of long-term debt and the purchase of marketable securities. Also, the prior-year purchase of the Ocala/Gainesville television station utilized cash. Cash provided by operating activities increased in fiscal 1997 due to increased operating income. This was partially offset by the increased use of cash for working capital needs.

EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. Fiscal 1997 EBITDA increased 12 percent from fiscal 1996 due to improved operating results. However, EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements.
EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At June 30, 1996, company debt totaled $50 million. This debt was repaid in its entirety in October 1996 using proceeds from the cable sale. Interest expense associated with this debt totaled $0.9 million (excluding $92,000 in capitalized interest) in fiscal 1997 and $5.3 million in fiscal 1996. (See subsequent event information regarding debt incurred after June 30, 1997, at the end of this section.)

The board of directors approved a two-for-one stock split in the form of a stock dividend, payable on March 14, 1997, to shareholders of record on February 28, 1997.

On February 3, 1997, the board of directors increased the quarterly dividend by 18 percent, or 1 cent per share, to 6.5 cents per share effective with the dividend payable on March 14, 1997. On an annual basis, this increase will result in the payment of approximately $2.1 million in additional dividends, based on the current number of shares outstanding. Dividends paid in fiscal 1997 were $12.8 million, or 24 cents per share, compared with $11.5 million, or 21 cents per share, in fiscal 1996.

In fiscal 1997, the company spent $29.3 million for the repurchase of 1,237,000 shares of Meredith Corporation common stock on the open market under an authorization by its board of directors. This compares with fiscal 1996 spending of $29.6 million for 1,382,000 shares. As of June 30, 1997, approximately 1,300,000 shares could be repurchased under an existing authorization by the board of directors. The status of the repurchase program is reviewed at each quarterly board of directors meeting. The company expects to continue to repurchase shares in the foreseeable future, subject to market conditions.

Expenditures for property, plant and equipment were $23.3 million in fiscal 1997 compared to $29.9 million in fiscal 1996. Fiscal 1997 spending included approximately $11 million for the construction of a new office building and related improvements in Des Moines. This will allow the consolidation of all Des Moines employees in a central location. Other spending in fiscal 1997 was primarily for broadcasting technical equipment and computer hardware and software. Fiscal 1996 spending included approximately $7 million for the Des Moines building project and $11 million for leasehold and other improvements to relocated office facilities in New York City. The total cost of the Des Moines building project is estimated at approximately $42 million, excluding capitalized interest. The balance of the spending will occur in fiscal 1998. The broadcasting segment also expects to spend a total of $20 to $25 million over the next three fiscal years for new and remodeled facilities, the transition to digital technology at four of its television stations (by November 1999) and other costs associated with the introduction or expansion of news programming at five stations. Further expenditures for the transition to digital technology are anticipated in later fiscal years as the remaining stations convert. Over the next two years, Meredith has commitments to spend approximately $8 million for replacement aircraft and $7 million for computer systems, including changes needed to address year 2000 issues. The company has made no other material commitments for capital expenditures. Funds for the new Des Moines building and other capital expenditures are expected to be provided by available cash, including cash from operating activities and borrowing under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.



Subsequent Event
----------------

On July 1, 1997, the company acquired three of the television stations of First Media Television, L.P. The acquisition price for the purchased net assets was $216 million. On September 4, 1997, Meredith acquired and exchanged the fourth First Media station, WCPX in Orlando, for WFSB, a CBS affiliate serving Hartford/New Haven, Conn., to comply with FCC regulations (as previously discussed). The company acquired WFSB from Post-Newsweek through an exchange of assets plus a $60 million cash payment to Meredith. The result was a net cost to the company of $159 million for the acquisition of WFSB.

These acquisitions were financed by a credit agreement with a group of seven banks led by Wachovia Bank, N.A., as agent. The credit agreement consists of a $210 million, 60-month term loan and a $150 million, 60-month revolving credit facility. On July 1, 1997, $125 million was borrowed under the revolving credit facility. On September 4, 1997, the company borrowed the full amount of the term loan and reduced the borrowing under the revolving credit facility to $60 million. The term loan requires the following annual principal payments on May 31, 1998 through 2002, respectively: $25 million, $40 million, $45 million, $50 million and $50 million. The revolving credit facility is due and payable on July 1, 2002. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities.

Interest rates under the credit agreement are based on one of the following, plus applicable margins: adjusted LIBOR; the higher of Wachovia Bank's prime rate or the overnight federal funds rate; or money market rates. The credit agreement includes certain financial covenants. These include requirements that the ratio of consolidated funded debt-to-EBITDA be less than 3.5 to 1.0 and the fixed-charge-coverage ratio not be less than 2.0 to 1.0. As of September 10, 1997, the company is in compliance with these covenants.

Meredith utilized interest rate swap contracts to manage interest cost and risk associated with possible increase in variable interest rates. At July 1, 1997, the company entered into two interest rate swap contracts with effective dates of September 30, 1997. Under these contracts, Meredith will pay fixed rates of interest while receiving floating rates of interest based on three month LIBOR beginning at the effective dates of the contracts on an initial $200 million notional amount of indebtedness. The remaining debt of $70 million currently carries a rate of approximately 6.1 percent until January 2, 1998. Then the notional amount under the swap contracts will increase to cover the total of these borrowings. As a result, Meredith will have an effective borrowing cost of approximately 6.75 percent (including applicable margins and fees) over the term of the loan agreement. The swap contracts terminate on March 30, 2001, and the notional amount of indebtedness varies over the terms of the contracts. The average notional amount of indebtedness outstanding in fiscal 1998 through 2001 is as follows: $240 million, $220 million, $153 million and $70 million. The company will record amounts which are due to or from interest rate swap counterparties in the period in which they accrue. The company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.



Other Matters
-------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share
(EPS) with basic EPS and diluted EPS. The calculation of basic EPS is based on the weighted-average number of actual common shares outstanding for the period and excludes common stock equivalents. Diluted EPS reflects the potential dilution that could result from the issuance of common stock equivalents using a different methodology than the current calculation of primary EPS. The company will be required to report both basic and diluted EPS on the face of the income statement. SFAS No. 128 will be effective in the second quarter of fiscal year 1998. Earlier application is not permitted and when effective, all prior-period EPS data will be restated. See Note 1 for the impact of SFAS No. 128 on fiscal 1997 EPS data.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements will require revised and/or additional disclosures, but will have no effect on the results of operations or financial position of the company. Both statements will be effective in fiscal 1999.

Financial Statements and Supplementary Data

Consolidated Statements of Earnings
Meredith Corporation and Subsidiaries

Years ended June 30                      1997           1996           1995
-------------------------------------------------------------------------------
                                               (In thousands, except per share)
Revenues (less returns and allowances):
  Advertising                         $459,678        $446,923        $392,772
  Circulation                          257,222         272,406         269,029
  Consumer books                        38,336          56,481          86,568
  All other                             99,982          91,327          81,032
                                      ---------       ---------       ---------
Total revenues                         855,218         867,137         829,401
                                      ---------       ---------       ---------
Operating costs and expenses:
  Production, distribution and edit    339,895         366,408         345,025
  Selling, general and administrative  377,655         378,094         392,657
  Depreciation and amortization         22,997          25,130          19,017
                                      ---------       ---------       ---------
Total operating costs and expenses     740,547         769,632         756,699
                                      ---------       ---------       ---------
Income from operations                 114,671          97,505          72,702
  Gain from disposition                     --           5,898              --
  Interest income - IRS settlement          --              --           8,554
  Interest income                        5,010           2,183           2,359
  Interest expense                      (1,254)         (5,530)         (4,019)
                                      ---------       ---------       ---------
Earnings from continuing operations
 before income taxes                   118,427         100,056          79,596

  Income taxes                          50,835          45,399          35,398
                                      ---------       ---------       ---------
Earnings from continuing operations     67,592          54,657          44,198

Discontinued operation:
  Loss from cable operation                 --            (717)         (5,454)
  Gain from dispositions                27,693              --           1,101
                                      ---------       ---------       ---------
Earnings before cumulative effect of
 change in accounting principle         95,285          53,940          39,845
Cumulative effect of change in
 accounting principle                       --              --         (46,160)
                                      ---------       ---------       ---------
Net earnings (loss)                   $ 95,285        $ 53,940        $ (6,315)
                                      =========       =========       =========

Meredith Corporation and Subsidiaries




Years ended June 30                      1997           1996           1995
-------------------------------------------------------------------------------
                                               (In thousands, except per share)

Earnings per share:

Earnings from continuing operations   $   1.22        $    .97        $    .79

Discontinued operation                     .50           ( .01)          ( .07)

Cumulative effect of change in
  accounting principle                      --              --           ( .83)
                                      ---------       ---------       ---------
Net earnings (loss) per share         $   1.72        $    .96        $  ( .11)
                                      =========       =========       =========

Average shares outstanding              55,503          56,345          55,508
                                      =========       =========      ==========










See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Meredith Corporation and Subsidiaries


Assets                                June 30         1997          1996
-------------------------------------------------------------------------------
                                                            (In thousands)
Current assets:
Cash and cash equivalents                          $ 74,498      $ 13,801
Marketable securities                                50,382          --

Accounts receivable                                 107,616       102,952
 Less allowances for doubtful accounts & returns    (14,221)      (13,504)
                                                  ----------    ----------
Net receivables                                      93,395        89,448

Inventories                                          30,273        31,185
Program rights                                        7,809        10,321
Subscription acquisition costs                       59,444        48,887
Other current assets                                 21,407        17,034
                                                  ----------    ----------
Total current assets                                337,208       210,676

Property,  plant  and  equipment:
 Land and improvements                                5,049         5,032
 Buildings and improvements                          50,109        49,717
 Machinery and equipment                            108,442       112,526
 Leasehold improvements                               7,407         7,667
 Construction in progress                            22,263         7,913
                                                  ----------    ----------
Total property, plant and equipment                 193,270       182,855
 Less accumulated depreciation                     (103,087)     (102,856)
                                                  ----------    ----------
Net property, plant and equipment                    90,183        79,999

Net assets of discontinued operation                   --          88,051
Subscription acquisition costs                       32,703        46,745
Program rights                                        5,507         6,816
Other assets                                         21,951        19,043
Goodwill and other intangibles
 (at original cost less accumulated amortization    273,349       282,443
  of $77,696 in 1997 and $67,627 in 1996)         ----------    ----------

Total assets                                       $760,901      $733,773
                                                  ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------
Current liabilities:                                        (In thousands)
Current portion of long-term debt                  $   --        $ 15,000
Current portion of long-term program rights payable  11,004        13,063
Accounts payable                                     48,306        42,085
Accruals:
 Compensation and benefits                           33,405        24,150
 Distribution expenses                               15,278        15,678
 Other taxes and expenses                            24,865        29,130
                                                  ----------    ----------
Total accruals                                       73,548        68,958

Unearned subscription revenues                      145,102       140,401
                                                  ----------    ----------
Total current liabilities                           277,960       279,507

Long-term debt                                         --          35,000
Long-term program rights payable                      6,028         8,419
Unearned subscription revenues                       95,883        97,811
Deferred income taxes                                23,051        25,510
Other deferred items                                 31,049        25,962
                                                  ----------    ----------
Total liabilities                                   433,971       472,209
                                                  ----------    ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued             --            --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 40,921,537 shares in 1997
  (excluding 25,505,186 shares held in treasury)
  and 20,380,437 shares in 1996 (excluding
  12,207,776 shares held in treasury)                40,922        20,380
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 12,335,361 in 1997 and
  6,568,583 shares in 1996                           12,335         6,569
Retained earnings                                   276,243       236,903
Unearned compensation                                (2,570)       (2,288)
                                                  ----------    ----------
Total stockholders' equity                          326,930       261,564
                                                  ----------    ----------
Total liabilities and stockholders' equity         $760,901      $733,773
                                                  ==========    ==========
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Meredith Corporation and Subsidiaries
                                             Add'l            Unearned
                            Common  Class B Paid-in Retained  Compensa-
(In thousands)               Stock   Stock  Capital Earnings    tion    Total
-------------------------------------------------------------------------------
Balance at June 30, 1994    $10,119  $3,602  $   -- $246,917  $(2,877)$257,761
-------------------------------------------------------------------------------

Net (loss)                       --      --      --   (6,315)      --   (6,315)
Stock issued under various
  incentive plans,
  net of forfeitures            115       4   4,497       --   (2,215)   2,401
Purchases of company stock      (84)     --  (3,675)      --       --   (3,759)
Conversion of class B to
  common stock                  220    (220)     --       --       --       --
Two-for-one stock split
  in March 1995              10,210   3,519      --  (13,729)      --       --
Dividends paid, 19 cents
 per share
    Common stock                 --      --      --   (7,697)      --   (7,697)
    Class B stock                --      --      --   (2,691)      --   (2,691)
Restricted stock
  amortized to operations        --      --      --       --    1,299    1,299
Other                            --      --      51       --       --       51
-------------------------------------------------------------------------------
Balance at June 30, 1995    $20,580  $6,905  $  873 $216,485  $(3,793)$241,050
-------------------------------------------------------------------------------

Net earnings                     --      --      --   53,940       --   53,940
Stock issued under various
  incentive plans,
  net of forfeitures            155      --   4,228       --      164    4,547
Purchases of company stock     (691)     --  (6,865) (22,001)      --  (29,557)
Conversion of class B to
  common stock                  336    (336)     --       --       --       --
Dividends paid, 21 cents
 per share
    Common stock                 --      --      --   (8,726)      --   (8,726)
    Class B stock                --      --      --   (2,795)      --   (2,795)
Restricted stock
  amortized to operations        --      --      --       --    1,341    1,341
Tax benefit from
  incentive plans                --      --   1,474       --       --    1,474
Other                            --      --     290       --       --      290
-------------------------------------------------------------------------------
Balance at June 30, 1996    $20,380  $6,569  $   -- $236,903  ($2,288)$261,564
-------------------------------------------------------------------------------
                                     F-25

Meredith Corporation and Subsidiaries



                                             Add'l            Unearned
                            Common  Class B Paid-in Retained  Compensa-
(In thousands)               Stock   Stock  Capital Earnings    tion    Total
-------------------------------------------------------------------------------
Balance at June 30, 1996    $20,380  $6,569  $   -- $236,903  ($2,288)$261,564
-------------------------------------------------------------------------------

Net earnings                     --      --      --   95,285       --   95,285
Stock issued under various
  incentive plans,
  net of forfeitures            596      --   7,066       --   (1,527)   6,135
Purchases of company stock   (1,237)     -- (11,874) (16,157)      --  (29,268)
Conversion of class B to
  common stock                  803    (803)     --       --       --       --
Two-for-one stock split
  in March 1997              20,380   6,569      --  (26,949)      --       --
Dividends paid, 24 cents
 per share
    Common stock                 --      --      --   (9,784)      --   (9,784)
    Class B stock                --      --      --   (3,055)      --   (3,055)
Restricted stock
  amortized to operations        --      --     674       --    1,245    1,919
Tax benefit from incentive
  plans                          --      --   3,574       --       --    3,574
Other                            --      --     560       --       --      560
-------------------------------------------------------------------------------
Balance at June 30, 1997    $40,992 $12,335  $   -- $276,243  $(2,570)$326,930
-------------------------------------------------------------------------------












See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Meredith Corporation and Subsidiaries




Years ended June 30                                  1997       1996     1995
-------------------------------------------------------------------------------
                                                                 (In thousands)
Cash flows from operating activities:
  Net earnings (loss)                              $95,285   $53,940   $(6,315)
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                     22,997    25,130    19,017
  Amortization of program rights                    17,388    18,950    18,133
  Gain from disposition, net of taxes                   --    (3,379)       --
  (Gain) loss from discontinued operation          (27,693)      717     4,353
  Changes in assets and liabilities:
    Accounts receivable                               (518)    1,632   (23,627)
    Inventories                                        912    10,694   (11,819)
    Supplies and prepayments                        (1,360)    9,794    (4,607)
    Subscription acquisition costs                   3,485     4,929    81,114
    Accounts payable                                 6,221   (10,064)   14,711
    Accruals                                        (6,073)    8,664     6,530
    Unearned subscription revenues                   2,773    (9,096)   (1,051)
    Deferred income taxes                           (1,871)     (798)  (36,719)
    Other deferred items                             5,087    (2,908)    5,765
                                                   --------  --------  --------
Net cash provided by operating activities          116,633   108,205    65,485
                                                   --------  --------  --------
Cash flows from investing activities:
  Purchases of marketable securities               (50,557)       --        --
  Redemptions of marketable securities                  --        --    16,189
  Proceeds from dispositions                       123,275    27,894        --
  Acquisitions of businesses                            --   (14,500) (159,000)
  Additions to property, plant, and equipment      (23,299)  (29,873)  (13,284)
  Change in other assets                            (3,678)    2,514     5,388
                                                   --------  --------  --------
Net cash provided (used) by investing activities    45,741   (13,965) (150,707)
                                                   --------  --------  --------

Meredith Corporation and Subsidiaries


Years ended June 30                                  1997       1996     1995
-------------------------------------------------------------------------------
                                                                 (In thousands)

Cash flows from financing activities:
  Long-term debt incurred                              --        --    100,000
  Long-term debt retired                           (50,000)  (40,000)  (10,000)
  Payments for program rights                      (18,184)  (17,364)  (14,085)
  Proceeds from common stock issued                  6,142     4,542     2,342
  Purchases of company stock                       (29,268)  (29,557)   (3,759)
  Dividends paid                                   (12,839)  (11,521)  (10,388)
  Other                                              2,472     1,636     1,409
                                                   --------  --------  --------
Net cash (used) provided by financing activities  (101,677)  (92,264)   65,519
                                                   --------  --------  --------

Net increase (decrease) in cash & cash equivalents  60,697     1,976   (19,703)
Cash and cash equivalents at beginning of year      13,801    11,825    31,528
                                                   --------  --------  --------
Cash and cash equivalents at end of year           $74,498   $13,801   $11,825
                                                   ========  ========  ========





Supplemental disclosures of cash flow information:

  Cash paid
    Interest                                       $ 1,818   $ 8,814   $ 2,270
    Income taxes                                   $66,105   $45,719   $40,438
  Noncash transactions
    Program rights financed by contracts payable   $13,734   $26,587   $15,543







See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meredith Corporation and Subsidiaries


1. Organization and Summary of Accounting Policies

a. Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. The company's principal businesses are magazine publishing and television broadcasting. Operating profits of the publishing and broadcasting segments were 56 percent and 41 percent, respectively, of total operating profit before unallocated corporate expenses in fiscal 1997. Magazine operations accounted for approximately 90 percent of the revenues and operating profit of the publishing segment, which also includes book publishing and brand licensing. Better Homes and Gardens is the most significant trademark to the publishing segment and is used extensively in magazine and book publishing and licensing operations. The company also operates a residential real estate marketing and franchising business under the Better Homes and Gardens trademark. Meredith's operations are diversified geographically within the United States, and the company has a broad customer base.

Significant Revenue Categories

      Years ended June 30               1997           1996           1995
    -----------------------           --------       --------       --------
                                                             (In thousands)
    Advertising:
      Magazine.................       $311,161       $308,959       $276,312
      Broadcasting.............        148,517        137,964        116,460
    Magazine circulation.......        257,222        272,406        269,029
    Consumer book..............         38,336         56,481         86,568
    All other..................         99,982         91,327         81,032
                                      --------       --------       --------
    Total revenues.............       $855,218       $867,137       $829,401
                                      ========       ========       ========

Advertising and magazine circulation revenues accounted for approximately 54 percent and 30 percent, respectively, of the company's revenues in fiscal 1997. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for our products. National and local economic conditions largely affect the overall industry levels of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.

b. Principles of consolidation

The consolidated financial statements include the accounts of Meredith Corporation and its majority-owned subsidiaries (the company). The net assets of the discontinued operation reported at June 30, 1996, represented the net assets of the cable segment that was sold in October 1996. All significant intercompany transactions have been eliminated.


c. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.


d. Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost which approximates market value.


e. Marketable securities

Marketable securities at June 30, 1997, are classified as available for sale and consist of short-term debt securities issued by the U. S. Treasury, maturing within the following 2 months. No marketable securities were sold during fiscal 1997. No marketable securities were held during fiscal 1996.


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

h. Property, plant and equipment

Property, plant and equipment are stated at cost. Costs of replacements and major improvements are capitalized and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: five to 45 years for buildings and improvements, and three to 20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant and equipment was $12.4 million in fiscal 1997 ($12.4 million in fiscal 1996 and $10.5 million in fiscal 1995).

i. Program rights

Program rights and the liabilities for future payments are reflected in the consolidated financial statements when programs become available for broadcast. These rights are valued at the lower of cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Amortization of these rights is included in production, distribution and editorial expenses.

j. Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of tangible assets acquired in the purchases of businesses. The values of goodwill and other intangibles have been determined by independent appraisals. As of June 30, 1997, these assets primarily consist of goodwill ($134.4 million), television FCC licenses ($57.9 million) and television network affiliation agreements ($49.0 million) and are presented net of related amortization. Virtually all of these assets were acquired subsequent to October 31, 1970, and are being amortized by the straight-line method over the following periods: 20 to 40 years for goodwill; and 40 years for television FCC license and network affiliation agreements. The company periodically evaluates the carrying values of goodwill and other intangibles to determine if impairments have occurred and adjustments to net realizable value are warranted. This evaluation primarily consists of comparison of the current values to estimated future undiscounted cash flows and long-term business strategies of the underlying business.

k. Revenues

Advertising revenues are recognized when the advertisements are published or aired. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers. Revenues from magazines sold on the newsstand and books are recognized at shipment, net of provisions for returns.

l. Advertising expenses

Total advertising expenses included in the Consolidated Statements of Earnings were $71.8 million in fiscal 1997, $76.1 million in fiscal 1996 and $173.0 million (including the cumulative effect of the accounting change) in fiscal 1995. The majority of the company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. These costs are expensed when incurred. Deferred advertising costs included in the Consolidated Balance Sheets as of June 30, 1997 and 1996, were not material.


m. Computation of earnings per share

Earnings per share of common stock is computed by dividing the weighted-average number of shares of common stock, class B stock and common stock equivalents outstanding during each year into applicable earnings or loss. Common stock equivalents include dilutive stock options issued under company stock option plans.


n. Other

Certain prior-year financial information has been reclassified or restated to conform to the fiscal 1997 financial statement presentation.

In fiscal 1997, the company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as required. The adoption had no material effect on the results of operations or financial position of the company.

Also in fiscal 1997, the company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," as required for disclosure purposes only. Meredith Corporation will continue to apply the accounting treatment prescribed by the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, in most instances the company does not recognize compensation expense for its stock option plans. Pro forma disclosures of net income and earnings per share as if SFAS No. 123 were adopted for all stock-based compensation plans are provided in Note 13.

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with basic EPS and diluted EPS. The calculation of basic EPS is based on average actual common shares outstanding and excludes common stock equivalents. Diluted EPS reflects the potential dilution that could result from the issuance of common stock equivalents using a different methodology than the current calculation of primary EPS. Diluted

EPS is not expected to be materially different from the primary EPS currently reported. By applying the provisions of SFAS No. 128, fiscal 1997 basic EPS from continuing operations was $1.26 and diluted EPS from continuing operations was $1.22 per share. SFAS No. 128 will be adopted in the second quarter of fiscal 1998. Earlier application is not permitted and when effective, all prior-period EPS data presented will be restated.

2. Discontinued Operation

On October 25, 1996, the Meredith/New Heritage partnership (MNH Partnership), of which the company indirectly owned 96 percent, completed the sale of its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. (Strategic Partners) to Continental Cablevision of Minnesota Subsidiary Corporation, an affiliate of MNH Partnership's minority partner, Continental Cablevision of Minnesota, Inc. Strategic Partners owned and operated cable television systems with approximately 127,000 subscribers in the Minneapolis/St. Paul area. The total value of the cable television systems was $262.5 million based on estimated future cash flows. Strategic Partners' debt of $84.3 million was retired. Meredith Corporation's share of the proceeds, after the debt payment and taxes, was $116 million. The company recorded a gain of $27.7 million, or 50 cents per share, from the sale. The gain was net of income tax expense of $8.8 million and deferred operating losses of $0.2 million.

Summarized financial information for the discontinued cable operation through the effective date of sale follows:

Results of discontinued operation

Years ended June 30                        1997        1996         1995
-------------------                       -------     -------     -------
                                                            (In thousands)
  Revenues...........................     $13,419     $51,750     $51,189
                                          =======     =======     =======
  Income from operations.............     $ 1,581     $ 5,111     $ 3,006
                                          =======     =======     =======
  Net interest expense...............     $ 1,421     $ 6,513     $10,474
                                          =======     =======     =======

  Profit (loss) before income taxes..     $   117     $  (961)    $(5,207)

  Income tax (benefit) expense.......         (40)        102         247
                                          -------     -------     -------
  Net profit (loss) from
   discontinued operation............     $   157     $(1,063)    $(5,454)
                                          =======     =======     =======
  Gain from dispositions.............     $27,693     $    --     $ 1,101
                                          =======     =======     =======

    Fiscal 1996 first quarter discontinued operating results included in the Consolidated Statement of Earnings reflected revenues of $12.2 million, income from operations of $0.7 million and a net loss of $0.7 million (including an income tax benefit of $27,000). Cable operating results after the measurement date of September 30, 1995, were deferred and reduced the gain from disposition. Those financial results included revenues of $52.9 million, income from operations of $5.9 million and a net loss of $0.2 million (including income tax expense of $89,000).

    In March 1995, Strategic Partners sold the net assets of its Bismarck/ Mandan, N.D., cable television operations for a pre-tax gain of $3.5 million. The company's share was $1.1 million, net of income tax expense of $1.6 million.

The net assets of the discontinued operation as of June 30, 1996, consisted of net property, plant and equipment of $71 million, goodwill and other intangibles of $136 million and other net assets of $4 million less bank debt of $86 million and minority interest of $37 million. The long-term debt at June 30, 1996, was owed to a group of ten banks on the earlier of December 31, 1996, or the date of the sale of Strategic Partners' cable television systems. The carrying amounts of the debt and the related interest payable approximated fair values due to the short-term nature of the interest periods available under the loan agreement. As of June 30, 1996, the weighted average rate of interest on Strategic Partners' debt was 6.9 percent based on Eurodollar, prime and/or certificate of deposit rates as provided in the loan agreement.
Interest expense related to this debt was reflected in the results of the discontinued cable operation as the debt was specifically attributable to the cable operation and was non-recourse to Meredith Corporation.

The loan agreement had provisions which restricted Strategic Partners from incurring additional debt, making investments and prohibited payments of dividends and most other distributions. Borrowings were secured by the assets of Strategic Partners, which totaled approximately $217 million at June 30, 1996. Restricted net assets of Strategic Partners included in Meredith's Consolidated Balance Sheet at June 30, 1996, totaled $88 million.


3. Change in Accounting Policy for Subscription Acquisition Costs

In December 1994, the FASB approved the issuance of Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits." Practice Bulletin 13 specified that only "primary revenues" (defined as those revenues from sales to customers receiving and responding to direct-response advertising efforts) could be used in determining probable future benefits. Therefore, in accordance with the requirements of Practice Bulletin 13, the company now expenses most direct-response subscription acquisition costs as incurred.

The effect of adopting Practice Bulletin 13 on fiscal 1995 earnings before the cumulative effect of the change in accounting principle was additional post-tax expense of $3.0 million, or 6 cents per share. The effect on fiscal 1995 net earnings (including a noncash charge of $46.2 million post-tax, or 83 cents per share, for the cumulative effect as of July 1, 1994) was $49.2 million, or 89 cents per share.


4. Internal Revenue Service (IRS) Settlement

In the first quarter of fiscal 1995, the company recognized interest income of $8.6 million (pre-tax) as a result of a favorable decision from the United States Tax Court regarding the settlement of its 1986 through 1990 income tax years. Federal income tax deficiency notices from the IRS related to those tax years were contested by the company in Tax Court in fiscal 1993. These tax deficiency notices were primarily related to the company's acquisition of Ladies' Home Journal magazine in January 1986. The company also recorded an approximate $9 million reduction in goodwill as a result of this decision in fiscal 1995 related to the Ladies' Home Journal magazine acquisition. The benefit of this reduction is being realized over the remaining life of the goodwill.


5. Disclosures Regarding the Fair Value of Financial Instruments


a. Marketable securities

At June 30, 1997, the fair value of marketable securities approximates the net amortized cost of $50.4 million. The fair value was determined based on quoted market prices. There were no marketable securities held at June 30, 1996.


b. Program rights

The company has commitments for the purchase of broadcasting program rights. The fair value of commitments for currently available program rights is the present value of future payments totaling $16.0 million at June 30, 1997 ($20.3 million at June 30, 1996). In addition, commitments for unavailable program rights, not reflected in the Consolidated Balance Sheets, had fair values of $24.4 million and $23.0 million at June 30, 1997 and 1996, respectively (Note
14).

c. Other

The carrying amounts reported on the Consolidated Balance Sheets at June 30, 1997 and 1996, for all other assets and liabilities (and all other liabilities not appearing on the Consolidated Balance Sheets per Note 14) subject to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," approximate their respective fair values. Fair value estimates are made at a specific point in time based on relevant market and financial instrument information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.


6. Inventories

Inventories consist primarily of paper stock and books. Of net inventory values shown, approximate portions determined using the LIFO method were: 1997
- 52 percent; 1996 - 67 percent; 1995 - 55 percent; and 1994 - 32 percent. The decrease in raw materials inventory at June 30, 1997, reflected lower volumes due to tight paper market conditions late in fiscal 1997 and lower paper prices versus June 30, 1996. This resulted in a favorable LIFO cost valuation reserve adjustment of $6.0 million in fiscal 1997. The decrease in finished goods inventory at June 30, 1996, was from the downsizing of the company's book operations reflecting the fiscal 1996 direct-response marketing alliance with Reader's Digest and the sale of Meredith's book clubs. The increase in raw materials at June 30, 1995, was related to the purchase of paper in the publishing segment prior to a July 1, 1995, price increase.


June 30                              1997       1996       1995       1994
--------                           -------    -------    -------    -------
                                                             (In thousands)

Raw materials..................... $16,787    $28,354    $32,320    $15,366
Work in process...................  14,950     11,907     13,801     13,132
Finished goods....................   5,874      4,276     13,059     15,086
                                   -------    -------    -------    -------
                                    37,611     44,537     59,180     43,584

Reserve for LIFO cost valuation...  (7,338)   (13,352)   (12,399)    (8,622)
                                   -------    -------    -------    -------
Inventories....................... $30,273    $31,185    $46,781    $34,962
                                   =======    =======    =======    =======

7. Acquisitions

See Note 17 for information regarding acquisitions subsequent to June 30, 1997.

On January 1, 1996, the company acquired the assets of WOGX, a FOX-affiliated television station serving Ocala/Gainesville, Fla. Had this acquisition occurred on July 1, 1995, the effect on consolidated revenues and net earnings would not have been material.

On January 5, 1995, the company purchased substantially all of the assets of WSMV, an NBC-affiliated television station in Nashville, Tenn., from Cook Inlet Television Partners for $159 million. The acquisition of WSMV was accounted for by the purchase method. The cost was allocated to assets and liabilities based on their fair market appraised values. Goodwill and other intangibles, related to the station's NBC affiliation and FCC license, were recognized as a result of the purchase.

The operating results of WSMV have been included in the company's consolidated financial statements from the date of acquisition. Pro forma unaudited operating results (as if the transaction occurred at the beginning of the company's fiscal year) for the year ended June 30, 1995, are as follows: revenues of $845.4 million; earnings before cumulative effect of change in accounting principle of $40.1 million (72 cents per share); and net loss of $6 million (loss of 11 cents per share).




8. Dispositions

See Note 2 for information regarding the disposition of the discontinued cable segment in fiscal 1997.

On December 28, 1995, the company sold the accounts receivable, membership lists and product inventory of the Better Homes and Gardens Crafts Club, Better Homes and Gardens Cook Book Club and Country Homes and Gardens Book Club for a pre-tax gain of $5.9 million ($3.4 million post-tax). If this sale had occurred on July 1, 1995, the impact on the company's consolidated revenues and net earnings would not have been significant.

9. Long-term Debt

At June 30, 1996, long-term debt totaled $50 million outstanding under a January 1995 term loan agreement with a group of banks. The weighted average rate of interest at June 30, 1996, for funds borrowed under this agreement was
5.8 percent. In October 1996, the entire debt was repaid using proceeds from the sale of the discontinued cable television operation. Interest expense related to the debt totaled $0.9 million (excluding $92,000 in capitalized interest) in fiscal 1997 and $5.3 million in fiscal 1996.

At June 30, 1997, Meredith Corporation had unused lines of credit totaling $10 million. Commitment fees paid were not material.


10. Income Taxes

Income tax expense was allocated as follows:

Years ended June 30                             1997        1996        1995
--------------------                          -------     -------     -------
                                                                (In thousands)

Earnings from continuing operations.....      $50,835     $45,399     $35,398

Discontinued operation..................        8,756         (27)      1,820

Cumulative effect of change in
  accounting principle..................           --          --     (30,773)
                                              -------     -------     -------
      Total income tax expense..........      $59,591     $45,372     $ 6,445
                                              =======     =======     =======


Income tax expense attributable to earnings from continuing operations consists of:

Years ended June 30                             1997        1996        1995
--------------------                          -------     -------     -------
                                                               (In thousands)
 Currently payable:
  Federal................................     $45,596     $38,784     $33,453
  State..................................      10,684       8,887       7,891
                                              -------     -------     -------
                                               56,280      47,671      41,344
                                              -------     -------     -------

Deferred:
  Federal................................      (4,356)     (1,817)     (4,757)
  State..................................      (1,089)       (455)     (1,189)
                                              -------     -------     -------
                                               (5,445)     (2,272)     (5,946)
                                              -------     -------     -------
    Total...............................      $50,835     $45,399     $35,398
                                              =======     =======     =======


The differences between the effective tax rates and the basic U.S. federal income tax rate are as follows:


Years ended June 30                              1997       1996       1995
--------------------                            ------     ------     ------

Expected income tax (basic rate) ............    35.0%      35.0%      35.0%
State income taxes,
 less federal income tax benefits............     5.3        5.5        5.6
Goodwill amortization........................     1.2        2.3        2.2
Other........................................     1.4        2.6        1.7
                                                 -----      -----      -----
  Effective income tax rate .................    42.9%      45.4%      44.5%
                                                 =====      =====      =====


The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities are as follows:

    June 30                                         1997        1996
    --------                                      -------     -------
                                                        (In thousands)
    Deferred tax assets:
      Accounts receivable allowances
        and return reserves..................     $13,687     $11,377
      Compensation and benefits..............      21,040      14,281
      Expenses deductible for taxes in
        different years than accrued.........      14,736      16,064
      All other assets.......................       1,501       1,206
                                                  -------     -------
    Total deferred tax assets................      50,964      42,928
                                                  -------     -------

    Deferred tax liabilities:
      Subscription acquisition costs...........    29,544      29,515
      Accumulated depreciation and amortization    19,777      16,519
      Gains from dispositions..................     8,463       8,874
      Expenses deductible for taxes in
        different years than accrued...........     4,302       4,297
      All other liabilities....................        13         303
                                                  -------     -------
    Total deferred tax liabilities                 62,099      59,508
                                                  -------     -------
    Net deferred tax liability                    $11,135     $16,580
                                                  =======     =======

No valuation allowance has been recorded for deferred tax assets, as management believes it is more likely than not that those assets will be realized through generation of future taxable income.


11. Pension and Postretirement Benefit Plans

Pension Plans
-------------

The company has noncontributory pension plans covering substantially all employees. The company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes for qualified plans and the amount owed to retired participants for nonqualified plans. Contributions are intended to provide not only benefits attributed to service to date, but also for those expected to be earned in the future. Assets held in the plans are a mix of noncompany equity and debt securities. Benefits for nonbargained plans are determined based on length of service and compensation at retirement. For bargained plans, benefits are determined based on negotiated accruals.

Net periodic pension cost included the following components:

Years ended June 30                              1997       1996       1995
--------------------                            ------     ------     ------
                                                              (In thousands)
Service cost - benefits earned during
 the period................................... $ 3,650     $3,124     $3,035
Interest cost on projected benefit obligation.   5,017      4,457      4,196
Actual return on assets.......................  (4,000)   (19,145)    (3,730)
Deferred investment (loss) gain...............    (991)    15,760        396
Amortization..................................     540        770        807
                                                ------     ------     ------
  Net periodic pension cost...................  $4,216     $4,966     $4,704
                                                ======     ======     ======

The following table sets forth the plans' funded status and amounts recognized in the company's Consolidated Balance Sheets. Overfunded plans are those in which the fair value of plan assets exceeds the accumulated benefit obligation.


                                           1997                 1996
                                   ------------------    ------------------
                                    Over-      Under-     Over-     Under-
                                    funded     funded     funded    funded
June 30                             Plans      Plans      Plans     Plans
--------                           ---------  -------    --------  --------
                                                              (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation........$(43,202) $ (9,502)   $(44,308) $ (7,141)
                                   ========  ========    ========  ========
  Accumulated benefit obligation...$(47,151) $(11,431)   $(46,071) $ (8,094)
                                   ========  ========    ========  ========

  Projected benefit obligation.....$(52,956) $(14,561)   $(51,695) $(11,960)
Plan assets at fair value..........  63,706       191      63,300       193
                                   --------  --------    --------  --------
Projected benefit obligation less
 than (in excess of) plan assets...  10,750   (14,370)     11,605   (11,767)
Unrecognized net (gain) loss....... (13,499)    3,388     (12,565)    1,809
Unrecognized net obligation........     607     1,665         731     1,918
Unrecognized prior service cost....     924     1,244       1,131     1,395
Adjustment required to recognize
 minimum liability.................      --    (3,299)         --    (1,771)
                                   --------  --------    --------  --------
(Pension liability) prepaid pension
 recognized in the balance sheets..$ (1,218) $(11,372)   $    902  $ (8,416)
                                   ========  ========    ========  ========


The weighted-average assumed discount rates used in determining the projected benefit obligation at June 30, 1997, were 7.75 percent before retirement and
6.25 percent after retirement. (At June 30, 1996, discount rates were 7.5 percent before retirement and 6.25 percent after retirement.) The average rate of increase used for future compensation levels was 6.0 percent at June 30, 1997 and 1996. The weighted-average expected long-term rate of return on assets used in determining pension expense was 8.25 percent at June 30, 1997, and 8.5 percent at June 30, 1996.

Postretirement Benefit Plans
----------------------------

The company sponsors defined health care and life insurance plans which provide benefits to eligible retirees. The health plan is contributory with retiree contributions adjusted annually. A portion of the company's contribution is a fixed dollar amount based on age and years of service at retirement. The health insurance plan contains the cost-sharing features of coinsurance and/or deductibles. The life plan is paid for by the company. Benefits under both plans are based on eligible status for retirement and length of service. Substantially all of the company's employees may become eligible for these benefits upon reaching age 55 and having worked continuously for the company at least 10 years. Cash payments related to retiree health and life benefits were $0.7 million in fiscal 1997 ($0.9 million and $1.0 million in 1996 and 1995, respectively). The company funds its postretirement benefits through a 401(h) account. All assets are held in noncompany equity securities.

A summary of the components of net periodic postretirement benefit costs follows:

Years ended June 30                              1997       1996       1995
--------------------                            ------     ------     ------
                                                              (In thousands)
Service cost - benefits earned during
 the period...................................  $  445     $  341     $  340
Interest cost on projected benefit obligation.   1,077        897        885
Actual return on assets.......................    (151)      (116)       (76)
Net amortization and deferral.................     (28)      (136)      (152)
                                                ------     ------     ------
  Net periodic postretirement benefit cost....  $1,343     $  986     $  997
                                                ======     ======     ======

The following table sets forth the obligations recognized in the company's Consolidated Balance Sheets regarding postretirement benefits and the plan's funded status:

    June 30                                          1997       1996
    --------                                       --------   --------
                                                         (In thousands)
    Actuarial present value of benefit obligations:
      Retirees.................................... $ (8,714)  $ (8,653)
      Active employees............................   (5,412)    (4,858)
                                                   --------   --------
        Total accumulated benefit obligation......  (14,126)   (13,511)
    Plan assets at fair value.....................      664        841
                                                   --------   --------

    Accumulated benefit obligation in excess of
     plan assets..................................  (13,462)   (12,670)
    Unrecognized prior service credit.............   (2,843)    (3,043)
    Unrecognized net loss ........................    1,360      1,706
                                                   --------   --------
    Postretirement benefit liability recognized
     in the balance sheets........................ $(14,945)  $(14,007)
                                                   ========   ========

The weighted-average assumed discount rate used in determining the actuarial present value of postretirement benefits was 7.75 percent at June 30, 1997, and
7.5 percent in 1996. The weighted-average annual assumed rate of increase in the health care cost trend rate for employees under age 65 was 11.0 and 12.0 percent for fiscal years 1997 and 1996, respectively. The rate is expected to decrease by 1.0 percent annually to 5.75 percent in 2002 and remain at that level. For employees 65 and older, the assumed rate of increase was 8.0 and 9.0 percent for fiscal years 1997 and 1996, respectively. The rate is expected to decrease by 1.0 percent annually to 5.75 percent in 2000 and remain at that level. By increasing the trend rate by one percentage point each year, the accumulated postretirement benefit obligation for retiree health benefits would increase as of June 30, 1997 and 1996, by $0.7 million and $0.6 million, respectively. The net periodic postretirement health care benefit cost would increase by $0.1 million in both fiscal 1997 and 1996. The average rate of compensation increase used to determine the accumulated benefit obligation for life insurance benefits was 6.0 percent at June 30, 1997 and 1996. The weighted-average expected long-term rate of return on assets used in determining postretirement benefit cost was 8.25 percent at June 30, 1997, and
8.5 percent at June 30, 1996.

12. Capital Stock

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

On July 31, 1997, there were approximately 1,900 holders of record of the company's common stock and 1,400 holders of record of class B stock.

From time to time, the company's board of directors has authorized the repurchase of shares of the company's common stock on the open market. During fiscal 1997, the company repurchased 1,237,000 shares of its common stock at a cost of $29.3 million (1,382,000 shares were repurchased in fiscal 1996 for $29.6 million and 335,000 shares were repurchased in fiscal 1995 for $3.8 million). Fiscal 1996 and 1995 shares have been adjusted for the March 1997 stock split in the form of a stock dividend.


13. Common Stock and Stock Option Plans

All fiscal 1996 and 1995 shares have been adjusted for the March 1997 stock split in the form of a stock dividend.

Savings and Investment Plan
---------------------------

The company maintains a 401(k) Savings and Investment Plan which permits eligible employees to contribute funds on a pre-tax basis. The plan provides for employee contributions of up to 12.0 percent of eligible compensation with the company matching 75 cents per $1 contributed for the first 5 percent. In recognition of all employees' contributions to the company's record financial performance in fiscal 1997, a special one-time additional company match of 25 cents per regularly matched $1 was charged against fiscal 1997 earnings. Company contribution expense to this plan totaled $4.6 million in 1997 (including the special match paid in July 1997), $3.0 million in 1996 and $2.7 million in 1995. The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the company's common stock.

Under this plan, 147,024 common shares were issued during fiscal 1997 at market prices totaling $3.4 million (168,884 shares totaling $3.1 million in 1996 and 182,578 shares totaling $2.2 million in 1995). A total of 17.0 million shares has been reserved for this plan, of which approximately 16.2 million have been issued as of June 30, 1997. A total of 1.5 million shares are outstanding under this plan as of June 30, 1997.


Restricted Stock Plans
----------------------

The company has awarded common stock to eligible key employees under two stock incentive plans and to nonemployee directors under a restricted stock plan.
All plans have restriction periods tied primarily to employment and/or service. The awards are recorded at the market value on the date of the grant as unearned compensation since common shares are legally issued on that date. The initial values of the grants are amortized over the restriction periods, net of forfeitures. Restricted stock and annual expense information follows:

Years ended June 30                          1997        1996        1995
-------------------                          ----        ----        ----

Number of restricted shares awarded...      70,692      23,708     200,944
Average market price of awarded shares      $21.94      $18.98      $12.21
Restricted shares outstanding.........     592,050     718,096     877,948
Annual expense, net (in thousands)....      $1,919      $1,341      $1,299


Stock Option Plans
------------------

The company has two broad-based stock compensation plans (1992 and 1996 plans), under which nonqualified stock options may be granted to certain employees to purchase shares of common stock at a price not less than market price at the date of grant. All options granted under these plans expire at the end of 10 years. Most of these option grants vest one-third each year over a three-year period. Others have "cliff-type" vesting after either three- or five-year periods. Some option grants in fiscal 1995 were tied to attaining ROE goals. These options vested 25 and 75 percent based on fiscal 1997 and fiscal 1996 performance, respectively.

The company also has a nonqualified stock option plan for nonemployee directors (1993 Plan). Options vest either 40, 30, and 30 percent in each successive year or one-third each year over a three-year period. No options can be issued under the 1993 Plan after July 31, 2003, and options expire 10 years after issuance.

A summary of stock option activity and weighted average exercise prices follows:


Years ended June 30            1997              1996              1995
-------------------      ----------------  ----------------  ----------------
                                 Exercise          Exercise          Exercise
                         Options  Price    Options  Price    Options  Price
                         ------- --------  ------- --------  ------- --------
                                                       (Options in thousands)
Outstanding,
  beginning of year       3,571   $11.27    3,221   $ 9.55    1,680   $ 7.61

Granted at market price   1,280   $21.64      742   $16.75    1,590   $11.57
Granted at price
  exceeding market          233   $29.21       70   $19.95       --       --
Exercised                  (380)  $ 7.10     (193)  $ 7.55      (11)  $ 7.32

Forfeited                    --       --     (269)  $11.07      (38)  $ 9.61
                          -----             -----             -----
Outstanding, end of year  4,704   $15.32    3,571   $11.27    3,221   $ 9.55
                          =====   ======    =====   ======    =====   ======

Exercisable, end of year  2,182   $10.50    1,458   $ 8.10      912   $ 7.42
                          =====   ======    =====   ======    =====   ======


A summary of stock options outstanding and exercisable as of June 30, 1997, follows:

                          Options outstanding           Options exercisable
                 -----------------------------------   ---------------------
                               Weighted     Weighted                Weighted
                                average     average                 average
   Range of        Number      remaining    exercise     Number     exercise
exercise prices  outstanding  life (years)   price     exercisable   price
---------------  -----------  ------------  ---------  -----------  --------
                                                      (Options in thousands)

$ 6.61 - $ 8.53     1,032        5.53        $ 7.88       1,032      $ 7.88
$10.22 - $11.85     1,361        7.11        $11.55         881      $11.54
$16.75 - $21.10     1,794        8.65        $18.97         269      $17.18
$25.39 - $32.54       517        9.32        $27.45          --          --


The maximum number of shares reserved for use in all company restricted stock and stock incentive plans totals approximately 10.6 million. The total number of restricted stock shares and stock options which have been awarded under these plans as of June 30, 1997, is approximately 5.7 million. No stock options have expired to date.

The company applies Accounting Principles Board Opinion No. 25 (APB No. 25) in accounting for its plans. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Earnings from options issued under company stock options plans. Effective January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," encourages adoption of a fair value based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method under APB No. 25 and disclose pro forma net earnings and earnings per share in accordance with SFAS No. 123. Had compensation cost for the company's stock-based compensation plans been determined consistent with SFAS No. 123, the company's net earnings and earnings per share would have been as follows:

     Years ended June 30                            1997      1996
     -------------------                          -------    -------
                             (In thousands, except per share amounts)

     Net earnings as reported................     $95,285    $53,940
     Pro forma net earnings..................     $93,046    $52,819

     Earnings per share as reported..........       $1.72      $ .96
     Pro forma earnings per share............       $1.68      $ .94


The effects of applying SFAS No. 123 for the pro forma disclosures are not representative of the effects expected on reported net earnings and earnings per share in future years, since the disclosures do not reflect compensation expense for options granted prior to fiscal 1996. In addition, valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

The company used the Black-Scholes option pricing model to determine the fair value of grants made in fiscal 1997 and 1996. The following assumptions were applied in determining the pro forma compensation cost:


        Years ended June 30                       1997         1996
        -------------------                     ---------    ---------

        Risk-free interest rate..............     6.42%        6.29%
        Expected dividend yield..............     1.13%        1.13%
        Expected option life.................   6.8 years    6.6 years
        Expected stock price volatility......     17.0%        17.0%
        Fair value of option:
          - Granted at market price..........     $6.74        $5.08
          - Granted at price exceeding market     $5.14        $3.62


14. Commitments and Contingent Liabilities

The company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $4.4 million in 1997 ($6.0 million in 1996 and $7.2 million in 1995). Minimum rental commitments at June 30, 1997, under all noncancellable operating leases totaled $42.0 million. The amounts due in future fiscal years are: $3.0 million in 1998; $3.4 million in 1999; $2.5 million in 2000; $2.7 million in

2001; $2.1 million in 2002; and $28.3 million thereafter. Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

Film rental contracts payable are noninterest-bearing, and the amounts due in future fiscal years are: $11.0 million in 1998; $3.7 million in 1999; $1.5 million in 2000; and $0.8 million thereafter. The company also is obligated to make payments under contracts for programs not currently available for use, and therefore not included in the consolidated financial statements, in the amount of $27.4 million at June 30, 1997 ($25.9 million at June 30, 1996). The portions of these payments due in succeeding fiscal years are: $6.5 million in 1998; $9.4 million in 1999; $5.9 million in 2000; $3.3 million in 2001; and
$2.3 million thereafter.

Construction of a new Des Moines office building is underway, which will allow the consolidation of all Des Moines employees in a central location. The cost of the building and related improvements is currently estimated to be $42 million, excluding capitalized interest. At June 30, 1997, the company had incurred capital expenditures of approximately $18 million, excluding capitalized interest. Construction is expected to be completed in fiscal 1998. The broadcasting segment expects to spend a total of $20 to $25 million over the next three fiscal years for new and remodeled facilities, the transition to digital technology at four of its television stations (by November 1999) and other costs associated with the introduction or expansion of news programming at five stations. Further expenditures for the transition to digital technology are anticipated in later fiscal years as the remaining stations convert. Meredith also has commitments to spend approximately $8 million for replacement aircraft and $7 million for computer systems over the next two years.

The company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims are not considered material in relation to the company's earnings and financial position.




15. Industry Segment Information

See Financial Information about Industry Segments on page F-4 and F-5 of this Form 10-K for the fiscal year ended June 30, 1997.

16. Selected Quarterly Financial Data (unaudited - see accompanying accountant's report)

                            First    Second     Third    Fourth
Year ended June 30, 1997   Quarter   Quarter   Quarter   Quarter    Total
------------------------   --------  --------  --------  --------  --------
                                            (In thousands, except per share)

Revenues
Publishing...............  $157,073  $160,679  $182,116  $173,283  $673,151
Broadcasting.............    35,479    43,400    34,943    42,606   156,428
Real Estate..............     6,628     5,693     5,976     7,342    25,639
                           --------  --------  --------  --------  --------
Total revenues...........  $199,180  $209,772  $223,035  $223,231  $855,218
                           ========  ========  ========  ========  ========

Operating Profit
Publishing...............  $ 13,652  $ 17,648  $ 28,024  $ 21,233  $ 80,557
Broadcasting.............    12,466    17,735    10,608    17,696    58,505
Real Estate..............     1,543       469       568     1,098     3,678
Unallocated corporate exp.   (5,331)   (6,572)   (8,202)   (7,964)  (28,069)
                           --------  --------  --------  --------  --------
Income from operations...  $ 22,330  $ 29,280  $ 30,998  $ 32,063  $114,671
                           ========  ========  ========  ========  ========

Earnings
Earnings from continuing
 operations..............  $ 12,461  $ 17,076  $ 18,428  $ 19,627  $ 67,592
Discontinued operation...        --    27,693        --        --    27,693
                           --------  --------  --------  --------  --------
Net earnings.............  $ 12,461  $ 44,769  $ 18,428  $ 19,627  $ 95,285
                           ========  ========  ========  ========  ========
Earnings per share:
Earnings from continuing
 operations..............  $   .22   $   .31   $   .33   $   .36   $ 1.22
Discontinued operation...       --       .50        --        --      .50
                           --------  --------  --------  --------  --------
Net earnings per share     $   .22   $   .81   $   .33   $   .36   $ 1.72
                           ========  ========  ========  ========  ========

Dividends per share......  $   .055  $   .055  $   .065  $   .065  $  .24
                           ========  ========  ========  ========  ========

Stock price per share:
 High....................  $ 25.00   $ 26.94   $ 27.19   $ 29.37
 Low.....................  $ 19.69   $ 24.37   $ 22.87   $ 22.12
                           ========  ========  ========  ========

Fiscal 1997
-----------

Second quarter earnings from the discontinued operation reflected a gain from the disposition of the cable television segment (Note 2).

Fourth quarter publishing segment operating profit was favorably affected by a $3.5 million adjustment to the LIFO inventory reserve due to lower paper prices.

See Management's Discussion and Analysis starting on page F-6 of this Form 10-K for other factors affecting comparability.

                            First    Second     Third    Fourth
Year ended June 30, 1996   Quarter   Quarter   Quarter   Quarter    Total
------------------------   --------  --------  --------  --------  --------
                                            (In thousands, except per share)
Revenues
Publishing...............  $166,233  $171,420  $179,990  $178,259  $695,902
Broadcasting.............    34,134    38,306    33,835    39,657   145,932
Real Estate..............     6,206     6,382     5,593     7,122    25,303
                           --------  --------  --------  --------  --------
Total revenues...........  $206,573  $216,108  $219,418  $225,038  $867,137
                           ========  ========  ========  ========  ========
Operating Profit
Publishing...............  $  9,070  $ 13,533  $ 22,356  $ 19,148  $ 64,107
Broadcasting.............    12,761    15,526     9,356    14,668    52,311
Real Estate..............     1,020     1,096       298     1,082     3,496
Unallocated corporate exp.   (4,633)   (5,968)   (4,722)   (7,086)  (22,409)
                           --------  --------  --------  --------  --------
Income from operations...  $ 18,218  $ 24,187  $ 27,288  $ 27,812  $ 97,505
                           ========  ========  ========  ========  ========
Earnings
Earnings from continuing
 operations..............  $  9,509  $ 16,078  $ 13,789  $ 15,281  $ 54,657
Discontinued operation...      (717)       --        --        --      (717)
                           --------  --------  --------  --------  --------
Net earnings.............  $  8,792  $ 16,078  $ 13,789  $ 15,281  $ 53,940
                           ========  ========  ========  ========  ========
Earnings per share:
Earnings from continuing
 operations..............  $   .17   $   .28   $   .24   $   .28   $   .97
Discontinued operation...     (.01)       --        --        --      (.01)
                           --------  --------  --------  --------  --------
Net earnings per share...  $   .16   $   .28   $   .24   $   .28   $   .96
                           ========  ========  ========  ========  ========
Dividends per share......  $   .05   $   .05   $   .055  $   .055  $   .21
                           ========  ========  ========  ========  ========

Stock price per share:
  High...................  $ 21.25   $ 21.00   $ 24.37   $ 24.31
  Low....................  $ 11.75   $ 17.19   $ 20.06     19.56




Fiscal 1996
-----------

Second quarter earnings from continuing operations included a post-tax gain of $3.4 million from the disposition of the company's book clubs (Note 8).

Fourth quarter publishing segment operating profit was favorably affected by a $2.7 million reduction of LIFO inventory expense due to lower fourth quarter paper prices.

Results of the discontinued operation reflected losses for the first quarter only. Losses after September 30, 1995, were deferred and reduced the gain from disposition recorded in fiscal 1997 (Note 2).

See Management's Discussion and Analysis starting on page F-6 of this Form 10-K for other factors affecting comparability.



17.  Subsequent Event (unaudited - see accompanying accountant's report)

On July 1, 1997, the company acquired three of the television stations of First Media Television, L.P. The acquisition price for the purchased net assets was $216 million. On September 4, 1997, Meredith acquired and traded the fourth First Media station, WCPX in Orlando, for WFSB, a CBS affiliate serving the Hartford/New Haven, Conn. market, to comply with FCC regulations that prohibit the ownership of multiple television stations in one market. The company acquired WFSB from Post-Newsweek through an exchange of assets plus a $60 million cash payment to Meredith. The result was a net cost to the company of $159 million for the acquisition of WFSB. The company intends to continue the operations of all of the television stations purchased. The acquisition of three of the First Media television stations on July 1, 1997, and of the Hartford/New Haven television station on September 4, 1997, will be accounted for as purchases in fiscal 1998. The respective purchase prices will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values per independent appraisals.

The purchase price allocation of the $216 million acquisition of the three First Media stations included the following intangibles: FCC licenses of $123 million; network affiliation agreements of $49 million; and goodwill of $30 million. These intangible assets will be amortized over periods ranging from 25 to 40 years. The purchase price allocation of the $159 million acquisition of the Hartford/New Haven station has not been completed as of September 10, 1997.

These acquisitions were financed by a credit agreement with a group of seven banks led by Wachovia Bank, N.A., as agent. Total debt outstanding under the credit agreement was $270 million at September 10, 1997. See Management's Discussion and Analysis for further information regarding the credit agreement.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of the three First Media stations had been made at the beginning of the respective periods presented, based on an independent appraisal. These results do not purport to be indicative of what would have occurred had the acquisition actually been made as of such dates or of results which may occur in the future.


      Years ended June 30                       1997            1996
     ----------------------                   --------        --------
                                            (In millions, except per share)

     Revenues...........................       $899.7          $906.8
                                               ======          ======
     Earnings from continuing operations       $ 67.3          $ 50.3
                                               ======          ======
     Earnings per share from
       continuing operations............       $ 1.21          $  .89
                                               ======          ======

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, as listed in Part IV,
Item 14(a)2 herein. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the company changed its method of accounting for subscription acquisition costs in fiscal 1995 to adopt the provisions of Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits."


                            /s/ KPMG Peat Marwick LLP

Des Moines, Iowa
August 1, 1997

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





Larry D. Hartsook
Vice President - Finance

                                                                    Schedule II
                      MEREDITH CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                     Years ended June 30, 1997, 1996 and 1995
                                  (In thousands)



                                           Year ended June 30, 1997
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $ 8,351     $ 7,721    $  0    $ 5,774*   $10,298
  accounts
Reserve for returns            5,153       5,918       0      7,148**    3,923
                             -------     -------    ----    -------    -------
                             $13,504     $13,639    $  0    $12,922    $14,221
                             =======     =======    ====    =======    =======


                                           Year ended June 30, 1996
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $10,827     $ 9,735    $  0    $12,211*   $ 8,351
  accounts
Reserve for returns            7,111      17,060       0     19,018**    5,153
                             -------     -------    ----    -------    -------
                             $17,938     $26,795    $  0    $31,229    $13,504
                             =======     =======    ====    =======    =======

                                           Year ended June 30, 1995
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $10,313     $10,571    $  0    $10,057*   $10,827
  accounts
Reserve for returns            7,003      26,417       0     26,309**    7,111
                             -------     -------    ----    -------    -------
                             $17,316     $36,988    $  0    $36,366    $17,938
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

                                Index to Exhibits








        Exhibit
        Number                             Item
        -------       ----------------------------------------------


         11            Statement re Computation of Per Share Earnings

         21            Subsidiaries of the Registrant

         23            Consent of Independent Auditors

         27            Financial Data Schedule









         The Exhibits, E-11 through E-27, have
         been excluded from this document.