Form 10-Q
period 1997-09-30
MEREDITH CORP
filed 1997-11-13
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at October 31, 1997
Common Stock, $1 par value                            41,095,477
Class B Stock, $1 par value                           12,003,943

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements






Meredith Corporation and Subsidiaries
Consolidated Balance Sheets





                                                   (Unaudited)
                                                  September 30    June 30
Assets                                                1997          1997
-------------------------------------------------------------------------------
                                                       (in thousands)
Current assets:
Cash and cash equivalents                          $  7,501      $ 74,498
Marketable securities                                  --          50,382
Receivables, net                                    117,213        93,395
Inventories                                          24,659        30,273
Program rights                                       26,569         7,809
Subscription acquisition costs                       55,699        59,444
Other current assets                                 25,642        21,407
                                                  ----------    ----------
Total current assets                                257,283       337,208
                                                  ----------    ----------
Property,  plant  and  equipment                    235,272       193,270
 Less accumulated depreciation                     (107,015)     (103,087)
                                                  ----------    ----------
Net property, plant and equipment                   128,257        90,183
                                                  ----------    ----------
Subscription acquisition costs                       31,743        32,703
Program rights                                       15,319         5,507
Other assets                                         23,683        21,951
Goodwill and other intangibles
 (at original cost less accumulated amortization)   612,379       273,349
                                                  ----------    ----------
Total assets                                     $1,068,664      $760,901
                                                  ==========    ==========







See accompanying Notes to Interim Consolidated Financial Statements.

                                                   (Unaudited)
                                                  September 30    June 30
Liabilities and Stockholders' Equity                  1997          1997
-----------------------------------------------------------------------------
                                            (in thousands, except share data)

Current liabilities:
Current portion of long-term debt                  $ 25,000      $   --
Current portion of long-term program rights payable  25,971        11,004
Accounts payable                                     47,445        48,306
Accrued taxes and expenses                           73,689        73,548
Unearned subscription revenues                      138,928       145,102
                                                  ----------    ----------
Total current liabilities                           311,033       277,960
                                                  ----------    ----------
Long-term debt                                      245,000          --
Long-term program rights payable                     20,859         6,028
Unearned subscription revenues                       96,099        95,883
Deferred income taxes                                23,080        23,051
Other deferred items                                 39,578        31,049
                                                  ----------    ----------
Total liabilities                                   735,649       433,971
                                                  ----------    ----------

Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued             --            --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 41,075,510 at September 30 and
  40,921,537 at June 30 (net of treasury shares,
  25,811,769 at September 30 and 25,505,186
  at June 30.)                                       41,075        40,922
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 12,015,925 at September 30 and
  12,335,361 at June 30.                             12,016        12,335
Retained earnings                                   282,521       276,243
Unearned compensation                                (2,597)       (2,570)
                                                  ----------    ----------
Total stockholders' equity                          333,015       326,930
                                                  ----------    ----------
Total liabilities and stockholders' equity       $1,068,664   $   760,901
                                                  ==========    ==========






See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)





Three Months Ended September 30                1997            1996
---------------------------------------------------------------------
                                     (in thousands, except per share)

Revenues (less returns and allowances):
  Advertising                               $131,640        $104,334
  Circulation                                 67,172          62,642
  Consumer books                               7,487           9,798
  All other                                   24,600          22,406
                                           ----------      ----------
Total revenues                               230,899         199,180
                                           ----------      ----------
Operating costs and expenses:
  Production, distribution and editorial      92,689          85,331
  Selling, general and administrative        101,689          85,879
  Depreciation and amortization                8,092           5,640
                                           ----------      ----------
Total operating costs and expenses           202,470         176,850
                                           ----------      ----------
Income from operations                        28,429          22,330

  Interest income                                468             379
  Interest expense                            (2,467)           (736)
                                           ----------      ----------
Earnings before income taxes                  26,430          21,973

  Income taxes                                11,339           9,512
                                           ----------      ----------
Net earnings                                $ 15,091        $ 12,461
                                           ==========      ==========

Net earnings per share                      $   0.27        $   0.22
                                           ==========      ==========

Dividends paid per share                    $  0.065        $  0.055
                                           ==========      ==========

Average shares outstanding                    55,383          55,481
                                           ==========      ==========






See accompanying Notes to Interim Consolidated Financial Statement.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


Three Months Ended September 30                            1997       1996
---------------------------------------------------------------------------

                                                           (in thousands)
Cash flows from operating activities:
  Net earnings                                         $ 15,091   $ 12,461

Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                           8,092      5,640
  Amortization of program rights                          5,828      4,236
  Changes in assets and liabilities:
    Accounts receivable                                 (23,818)        87
    Inventories                                           5,614      5,075
    Supplies and prepayments                             (4,335)    (4,279)
    Subscription acquisition costs                        4,705      3,307
    Accounts payable                                       (861)    (7,826)
    Accruals                                                234     (2,211)
    Unearned subscription revenues                       (5,958)      (918)
    Deferred income taxes                                 1,882        100
    Other deferred items                                  8,529      3,286
                                                       ---------  ---------
Net cash provided by operating activities                15,003     18,958
                                                       ---------  ---------
Cash flows from investing activities:
  Redemptions of marketable securities                   50,371        --
  Acquisitions of businesses                           (375,000)       --
  Additions to property, plant, and equipment            (8,395)    (3,447)
  Change in other assets                                 (2,062)        11
                                                       ---------  ---------
Net cash used by investing activities                  (335,086)    (3,436)
                                                       ---------  ---------
Cash flows from financing activities:
  Long-term debt incurred                               270,000        --
  Payments for program rights                            (6,097)    (4,955)
  Proceeds from common stock issued                       2,454        829
  Purchases of company stock                            (10,155)    (6,664)
  Dividends paid                                         (3,452)    (2,954)
  Other                                                     336        752
                                                       ---------  ---------
Net cash provided (used) by financing activities        253,086    (12,992)
                                                       ---------  ---------
Net (decrease) increase in cash and cash equivalents    (66,997)     2,530
Cash and cash equivalents at beginning of year           74,498     13,801
                                                       ---------  ---------
Cash and cash equivalents at end of period             $  7,501   $ 16,331
                                                       =========  =========


See accompanying Notes to Interim Consolidated Financial Statements.

                               MEREDITH CORPORATION
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)




1. Accounting Policies

a. General

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


b. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



c. Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of tangible assets acquired in the purchases of businesses. As of September 30, 1997, these assets primarily consist of television Federal Communications Commission (FCC) licenses ($268.9 million), goodwill ($173.1 million) and television network affiliation agreements ($138.8 million), and are presented net of related amortization on the balance sheet. Virtually all of these assets were acquired subsequent to October 31, 1970, and are being amortized by the straight-line method over the following periods: 40 years for television FCC licenses; 20 to 40 years for goodwill; and 15 to 40 years for network affiliation agreements. The company evaluates the recoverability of its intangible assets as current events or circumstances warrant to determine whether adjustments are needed to carrying values. Such evaluation may be based on projected income and cash flows on an undiscounted basis from the underlying business or from operations of related businesses. Other economic and market variables are also considered in any evaluation.


d. Derivative financial instruments

Interest rate swap agreements entered into by the company are held for purposes other than trading. The company uses the accrual method to account for all interest rate swap agreements. Amounts due to or from counterparties are recorded as an adjustment to interest expense in the periods in which they accrue.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

e. Other

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with basic EPS and diluted EPS. The calculation of basic EPS is based on average actual common shares outstanding and excludes common stock equivalents. Diluted EPS reflects the potential dilution that could result from the issuance of common stock equivalents using a different methodology than the current calculation of primary EPS. Diluted EPS is not expected to be materially different from the primary EPS currently reported. By applying the provisions of SFAS No. 128, fiscal 1998 first quarter basic EPS was $ .28 and diluted EPS was $ .27 per share. SFAS No. 128 will be effective for reporting EPS in the second quarter of fiscal 1998. Earlier application is not permitted and when effective, all prior-period EPS data presented will be restated.


2. Acquisitions and disposition of broadcast television stations

On July 1, 1997, the company purchased the net assets of three television stations affiliated with the Fox television network from First Media Television, L. P. ("First Media"). The three stations were: KPDX-TV serving the Portland, Ore. market; WHNS-TV serving the Greenville, S.C./Spartansburg, S.C./Asheville, N.C. market; and KFXO-TV serving the Bend, Ore. market. The total purchase price of the three stations was $216 million.

On September 4, 1997, the company acquired the net assets of WFSB-TV, a CBS network-affiliated television station serving the Hartford/New Haven, Conn. market, through an exchange of the assets of WCPX-TV in Orlando, Fla. The asset exchange was with Post-Newsweek Stations, Inc. ("Post-Newsweek"), a wholly-owned subsidiary of the Washington Post Company and included a $60 million cash payment to the company.

WCPX-TV was one of the four television stations which the company agreed in January 1997 to acquire from First Media. However, in the Orlando, Fla. market, the company already owned WOFL-TV, a Fox network-affiliated television station. FCC regulations required the company to dispose of one of these television stations since the regulations currently prohibit the ownership of more than one television station in a market. Therefore, for the purposes of effecting the exchange, the company purchased the net assets of WCPX-TV, a CBS network-affiliated television station from First Media for $219 million on September 4, 1997, prior to the exchange for WFSB-TV. The net purchase price of WFSB-TV to the company was $159 million.

The purchase method of accounting was used to record the acquisitions of the four television stations in the fiscal 1998 first quarter. Assets acquired in the purchases of the four television stations included the following intangibles: FCC licenses of $212.4 million; network affiliation agreements of $90.7 million; and goodwill of $40.3 million. FCC licenses and goodwill are being amortized over periods not exceeding 40 years. Network affiliation contracts are being amortized over periods ranging from 15 to 40 years. The acquisitions also included property, plant and equipment and film program rights and payables. (See Note 4 for information on the debt incurred to finance these acquisitions.)

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


The results of operations for the three First Media stations, purchased on July 1, 1997, and for WFSB-TV, purchased on September 4, 1997, are included in the company's consolidated operating results from their respective acquisition dates.

Pro forma results of operations for the quarters ended September 30, 1997, and September 30, 1996, as if the acquisitions had occurred respectively at the beginning of each period are as follows:

                                          Three months ended
                                             September 30
                                          ------------------
          Consolidated                      1997      1996
          ------------                    --------  --------

          Total revenue                   $237,055  $217,391
                                          ========  ========

          Net income                      $ 15,066  $ 11,227
                                          ========  ========

          Earnings per share              $    .27  $    .20
                                          ========  ========


3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 63 and 52 percent respectively, are under the LIFO method at September 30, 1997, and June 30, 1997.

                                               (unaudited)
                                               September 30   June 30
                                                   1997        1997
                                               ------------   --------
                                                    (in thousands)

          Raw materials                          $14,932      $16,787
          Work in process                         12,078       14,950
          Finished goods                           6,190        5,874
                                                 --------     --------
                                                  33,200       37,611
          Reserve for LIFO cost valuation         (8,541)      (7,338)
                                                 --------     --------
             Total                               $24,659      $30,273
                                                 ========     ========


4. Long-term debt and interest rate swap agreements

At September 30, 1997, long-term debt outstanding totaled $270 million under a credit agreement with a group of seven banks led by Wachovia Bank, N.A. as

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



agent. This debt was incurred in the first quarter of fiscal 1998 to finance the acquisitions of the four television stations. The credit agreement consists of a $210 million, 60-month term loan and a $150 million, 60-month revolving credit facility. On July 1, 1997, $125 million was borrowed under the revolving credit facility. On September 4, 1997, the company borrowed the full amount of the term loan ($210 million) and reduced the borrowing under the revolving credit facility to $60 million, for total debt of $270 million. The term loan requires the following annual principal payments on May 31, 1998 through 2002, respectively: $25 million, $40 million, $45 million, $50 million and $50 million. The revolving credit facility is due and payable on July 1, 2002. The credit agreement includes certain financial covenants. These include requirements that the ratio of consolidated funded debt-to-EBITDA be less than 3.5 to 1.0 and the fixed-charge-coverage ratio not be less than 2.0 to 1.0. As of September 30, 1997, the company was in compliance with all debt covenants.

Interest rates under the credit agreement are based on one of the following, plus applicable margins: adjusted LIBOR; the higher of Wachovia Bank's prime rate or the overnight federal funds rate; or money market rates. Meredith is utilizing interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. On July 1, 1997, the company entered into two interest rate swap contracts with effective dates of September 30, 1997, for purposes other than trading. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three month LIBOR beginning on September 30, 1997, on $200 million notional amount of indebtedness. The remaining debt of $70 million currently carries an interest rate of approximately 6.1 percent until January 2, 1998. Then the notional amount under the swap contracts will increase to cover substantially all of the debt outstanding. As a result, Meredith will have an effective borrowing cost of approximately 6.75 percent (including applicable margins and fees) over the entire term of the loan agreement. The weighted average interest rate at September 30, 1997, was 6.6 percent.

The swap contracts terminate on March 30, 2001, and the notional amount of indebtedness varies over the terms of the contracts. The average notional amount of indebtedness outstanding in fiscal 1998 through 2001 is as follows:
$240 million, $220 million, $153 million and $70 million. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

The fair value of the interest rate swap agreements is the estimated amount that the company would pay or receive to terminate the swap agreements. At September 30, 1997, this value was not material as there has been no significant change in interest rates or creditworthiness of the swap counterparties since the swap agreements were entered into.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




5. Industry segment information

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


b. Revenues, operating profit and depreciation and amortization by industry segment are shown below:

                                                      (unaudited)
                                                      Three Months
                                                   Ended September 30
                                                   -------------------
                                                     1997       1996
                                                   --------   --------
                                                      (in thousands)
Revenues
  Publishing                                       $174,301   $157,073
  Broadcasting                                       50,149     35,479
  Real Estate                                         6,449      6,628
                                                   --------   --------
    Total revenues                                 $230,899   $199,180
                                                   ========   ========

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


Operating profit
  Publishing                                       $ 17,261   $ 13,652
  Broadcasting                                       15,774     12,466
  Real Estate                                         1,550      1,543
  Unallocated corporate expense                      (6,156)    (5,331)
                                                   --------   --------
    Income from operations                           28,429     22,330

  Interest income                                       468        379
  Interest expense                                   (2,467)      (736)
                                                   --------   --------
  Earnings before income taxes                       26,430     21,973

  Income taxes                                       11,339      9,512
                                                   --------   --------

    Net earnings                                   $ 15,091   $ 12,461
                                                   ========   ========

Depreciation and amortization
  Publishing                                       $  2,240   $  2,207
  Broadcasting                                        5,387      2,918
  Real Estate                                           139        138
  Unallocated corporate                                 326        377
                                                   --------   --------
    Total depreciation
      and amortization                             $  8,092   $  5,640
                                                   ========   ========





Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


                          Results of Operations


The following discussion compares the results of operations of Meredith Corporation and subsidiaries (Meredith or the company) for the first quarter of fiscal 1998 to the first quarter of fiscal 1997. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 1997. All per-share amounts are computed on a post-tax basis and reflect a two-for-one stock split in March 1997. All note references are to the Notes to Consolidated Financial Statements.

This section contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Readers are referred to Management's Discussion and Analysis in the company's Form 10-K for the year ended June 30, 1997, for a summary of such risks and uncertainties.


                            Significant Events

On July 1, 1997, Meredith completed the acquisition of three television stations from First Media Television, L.P., for $216 million. The stations are: KPDX-Portland, Ore., KFXO-Bend, Ore. and WHNS-Greenville, S.C./ Spartanburg, S.C./Asheville, N.C. All three stations are affiliates of the FOX television network. On September 4, 1997, Meredith acquired and then exchanged the net assets of the fourth First Media station, WCPX-TV in Orlando, for WFSB-TV, a CBS network-affiliated television station serving the Hartford/New Haven, Conn. market. WFSB-TV was acquired from Post-Newsweek Stations, Inc. through an exchange of assets plus a $60 million cash payment to Meredith. The result was a net cost to the company of $159 million for WFSB. The asset exchange was necessitated by Federal Communications Commission (FCC) regulations which prohibit ownership of multiple stations in one market. The company owns WOFL-TV, a FOX network affiliate serving Orlando.


Consolidated
------------

     Quarters ended September 30             1997               1996
     ---------------------------           --------           --------
                                       (in thousands, except per share)

     Total revenues                        $230,899           $199,180
                                           ========           ========

     Income from operations                $ 28,429           $ 22,330
                                           ========           ========

     Net earnings                          $ 15,091           $ 12,461
                                           ========           ========

     Net earnings per share                $    .27           $    .22
                                           ========           ========


Record first quarter net earnings of $15.1 million, or 27 cents per share, were recorded in the current period compared to net earnings of $12.5 million, or 22 cents per share, in the fiscal 1997 first quarter. Earnings per share increased 23 percent due to improved operating performance in our core businesses, publishing and broadcasting.

The company's first quarter revenues increased 16 percent, including revenues from the newly-acquired television stations. Comparable revenues, excluding the new stations and adjusting for changes in the on-sale dates of several magazine issues, increased 8 percent. The increase in comparable revenues reflected higher advertising revenues in both magazine and broadcasting and higher magazine circulation revenues.

Income from operations was up 27 percent. Operating costs and expenses were $202.5 million in the current period compared with $176.9 million in the prior-year period. The increase in expenses was due to the addition of the four television stations, increased investment in newer magazine titles and television programming efforts, and higher employee benefits expenses. The operating profit margin rose from 11.2 percent of revenues in the fiscal 1997 first quarter to 12.3 percent in the current period. The margin improvement reflected a decline in production, distribution and editorial expenses as a percentage of revenues due primarily to lower paper prices in the current quarter.

Debt incurred for the acquisitions of the four television stations resulted in net interest expense of $2.0 million in the current quarter versus $0.4 million in the prior-year first quarter. Overall, management estimates that the acquisitions diluted earnings by one cent per share in the first quarter. This calculation includes the after-tax effects of the stations' operating profit after amortization of intangibles, interest expense on debt and estimated interest income foregone due to cash invested. Management had initially projected dilution from the acquisitions of 8 to 10 cents per share in fiscal 1998. Current projections indicate there will be only modest dilution in fiscal 1998. The expected improvement results from a lower than anticipated interest rate on debt, improved operating performance by the stations and lower amortization expense based on final appraisals.

The company's effective tax rate was 42.9 percent compared with 43.3 percent in the prior-year first quarter. The decline reflected an increase in projected fiscal year earnings, which lessens the effect of nondeductible items on the overall tax rate.


Publishing
----------

     Quarters ended September 30             1997               1996
     ---------------------------           --------           --------
                                                         (in thousands)
     Revenues
     ---------
       Magazine advertising                $ 84,178           $ 70,560
       Magazine circulation                  67,172             62,642
       Consumer book                          7,487              9,798
       Other                                 15,464             14,073
                                           --------           --------
     Total revenues                        $174,301           $157,073
                                           ========           ========

     Operating profit                      $ 17,261           $ 13,652
                                           ========           ========

Publishing revenues increased 11 percent primarily due to higher magazine advertising revenues. Magazine advertising revenues grew 19 percent due to increased ad pages across a broad group of titles. Better Homes and Gardens and Ladies Home Journal magazines, the company's two largest circulation titles, each reported double-digit increases in ad pages and ad revenues. Other titles reporting double-digit increases in ad revenues included Traditional Home, Crayola Kids, Successful Farming and Wood magazines and the company's lineup of Better Homes and Gardens Special Interest Publications. The revenue
increases were primarily due to additional ad pages sold.   Magazine
circulation revenues increased 7 percent due to higher subscription revenues from newer titles (including Country Homes Country Gardens, Crayola Kids and Family Money magazines), increased newsstand sales of the Better Homes and Gardens Special Interest Publications, and changes in the on-sale dates of several magazine issues. The 24 percent decline in consumer book revenues reflected an expected fall-off in unit sales of the 11th edition of the Better Homes and Gardens New Cook Book, that was introduced in August 1996.

Publishing operating profit was up 26 percent in the fiscal 1998 first quarter. The improvement was a result of increased operating profit from magazine publishing due to higher ad revenues and lower paper costs. Paper costs were down due to price declines in fiscal 1997. Paper prices from major suppliers increased an average of 7 percent on July 1, 1997. The full impact of this increase was not evident in the first quarter due to paper inventories on hand. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. However, at this time, management believes another paper price increase is possible on or before January 1, 1998.

Many titles contributed to the increase in magazine publishing operating profits. Better Homes and Gardens, Ladies Home Journal, Traditional Home, Crayola Kids, Successful Farming, and Wood magazines all posted strong improvements primarily due to higher ad revenues and lower paper costs. Improvements at the company's lineup of Better Homes and Gardens Special Interest Publications and Golf for Women magazine reflected those same factors and additional issues in the current quarter. Custom publishing operations also reported improved results due to a higher sales volume of custom products. Operating results declined in the retail book publishing operations due to lower revenues.

Broadcasting
------------

     Quarters ended September 30             1997               1996
     ---------------------------           --------           --------
                                                         (in thousands)
     Revenues
     --------
       Advertising                         $ 47,462           $ 33,774
       Other                                  2,687              1,705
                                           --------           --------
     Total revenues                        $ 50,149           $ 35,479
                                           ========           ========

     Operating profit                      $ 15,774           $ 12,466
                                           ========           ========

Revenues increased 41 percent in the fiscal 1998 first quarter primarily due to the acquisition of four television stations. Excluding the revenues of the new stations, revenues increased to record first quarter levels due to strong advertising revenue growth at KPHO-Phoenix, KCTV-Kansas City, KVVU-Las Vegas and WOGX-Ocala/Gainesville. Operating profit increased 27 percent including results from the new stations. Performance at those stations to date has exceeded management's expectations. On a comparable basis, broadcasting reported record first quarter operating profit primarily due to the increase in advertising revenues. All stations reported higher operating profits except for WNEM-Flint/Saginaw and WOFL-Orlando. The absence of political advertising revenues led to a slight decline in operating profit at WNEM-Flint/Saginaw compared to the prior-year quarter. Weak local ad sales and a $0.6 million write-down of certain syndicated program rights caused the decline at WOFL-Orlando.


Real Estate
-----------

     Quarters ended September 30             1997               1996
     ---------------------------           --------           --------
                                                         (in thousands)

     Total revenues                        $  6,449           $  6,628
                                           ========           ========

     Operating profit                      $  1,550           $  1,543
                                           ========           ========

Revenues declined 3 percent due to a slight decline in sales of products and services to member firms. Operating profit for the quarter showed little change as lower administrative costs offset the slight revenue decline.




                        Liquidity and Capital Resources

Consolidated
------------

    Quarters ended September 30             1997               1996
    ---------------------------          ---------           --------
                                                        (in thousands)

     Net earnings                        $  15,091           $ 12,461
                                         =========           ========

     Cash flows from operations          $  15,003           $ 18,958
                                         =========           ========

     Cash flows from investing           $(335,086)          $ (3,436)
                                         =========           ========

     Cash flows from financing           $ 253,086           $(12,992)
                                         =========           ========

     Net (decrease) increase in
       cash and cash equivalents         $ (66,997)          $  2,530
                                         =========           ========

     EBITDA                              $  36,521           $ 27,970
                                         =========           ========

Cash and cash equivalents decreased by $67.0 million in the first quarter of fiscal 1998 compared to an increase in cash of $2.5 million in the prior-year quarter. The change reflected cash used for the acquisition of four television stations in the current quarter, net of long-term debt incurred. Cash provided by operating activities was $15.0 million in the current quarter, down from $19.0 million in the prior-year quarter due to increases in accounts receivable related to the new television stations and the increase in publishing revenues. The acquisitions of the television stations also resulted in substantial increases in other balance sheet items from June 30, 1997 to September 30, 1997, including: program rights; property, plant and equipment; goodwill and other intangibles; and program rights payable.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. Fiscal 1998 first-quarter EBITDA increased 31 percent from the prior-year quarter due to improved operating results and the acquisition of the four television stations. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At September 30, 1997, long-term debt outstanding totaled $270 million under a credit agreement with a group of seven banks led by Wachovia Bank, N.A. as agent. This debt was incurred in the first quarter of fiscal 1998 to finance the acquisitions of the four television stations. The credit agreement consists of a $210 million, 60-month term loan and a $150 million, 60-month revolving credit facility. On July 1, 1997, $125 million was borrowed under the revolving credit facility. On September 4, 1997, the company borrowed the full amount of the term loan and reduced the borrowing under the revolving credit facility to $60 million, for total debt of $270 million. The term loan requires the following annual principal payments on May 31, 1998 through 2002, respectively: $25 million, $40 million, $45 million, $50 million and $50 million. The revolving credit facility is due and payable on July 1, 2002. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities. The credit agreement includes certain financial covenants. These include requirements that the ratio of consolidated funded debt-to-EBITDA be less than 3.5 to 1.0 and the fixed-charge-coverage ratio not be less than 2.0 to 1.0. As of September 30, 1997, the company was in compliance with all debt covenants.

Interest rates under the credit agreement are based on one of the following, plus applicable margins: adjusted LIBOR; the higher of Wachovia Bank's prime rate or the overnight federal funds rate; or money market rates. Meredith has utilized interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company has entered into two interest rate swap contracts with effective dates of September 30, 1997, for purposes other than trading. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three month LIBOR beginning on September 30, 1997, on $200 million notional amount of indebtedness. The remaining debt of $70 million currently carries an interest rate of approximately 6.1 percent until January 2, 1998. Then the notional amount under the swap contracts will increase to cover substantially all of the debt outstanding. As a result, Meredith will have an effective borrowing cost of approximately 6.75 percent (including applicable margins and fees) over the entire term of the loan agreement. The swap contracts terminate on March 30, 2001, and the notional amount of indebtedness varies over the terms of the contracts. The average notional amount of indebtedness outstanding in fiscal 1998 through 2001 is as follows:
$240 million, $220 million, $153 million and $70 million. The company records amounts which are due to or from interest rate swap counterparties in the period in which they accrue. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

In the first quarter of fiscal 1998, the company spent $10.2 million for the repurchase of 346,000 shares of Meredith Corporation common stock at the then current market price. This compares with spending of $6.7 million for the repurchase of 327,000 shares in the prior-year first quarter. As of September 30, 1997, approximately 950,000 shares could be repurchased under an existing authorization by the board of directors. Subsequent to the end of the first fiscal quarter, the company agreed to repurchase approximately 840,000 shares under this program. At the company's annual meeting on November 10, 1997, the board authorized the repurchase of up to 1 million additional shares subject to market conditions. The status of the repurchase program is reviewed at each quarterly board of directors meeting. The company expects to continue to repurchase shares in the foreseeable future, subject to market conditions.

Dividends paid in the first quarter of fiscal 1998 were $3.5 million, or 6.5 cents per share, compared with $3.0 million, or 5.5 cents per share, in the prior-year period.

First quarter spending for property, plant and equipment increased to $8.4 million from $3.4 million in the fiscal 1997 first quarter. The increase primarily reflected higher spending for the construction of a new office building and related improvements in Des Moines. Higher spending for computer hardware and software and broadcasting technical equipment also contributed. Capital expenditures for fiscal 1998 are expected to be approximately double the fiscal 1997 spending level. Fiscal 1998 spending will include approximately $24 million for the completion of the Des Moines building project. Fiscal 1997 spending for this project totaled $11 million. Other significant spending in fiscal 1998 will relate to new computer systems (partly to address year 2000 issues), the introduction of local news programming at three television stations and a building remodeling project at one television
station.   Funds for the new Des Moines building and other capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.

PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibits

     3     Bylaws

    10.1) Meredith Corporation Nonqualified Stock Option Award Agreement dated August 13, 1997, between Meredith Corporation and William T. Kerr

    10.2) Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements dated August 13, 1997, between Meredith Corporation and named executive officers

    11)    Statement re computation of per share earnings

    27)    Financial Data Schedule

    99) Additional financial information from the Company's first quarter press release dated October 21, 1997



(b) Reports on Form 8-K

    The company filed a report on Form 8-K dated July 1, 1997, reporting under Item 2 that it had purchased the assets of three television stations from First Media Television, L.P. for $216 million. Financial statements of businesses acquired and pro forma financial information related to this acquisition were filed on September 11, 1997, on Form 8-K/A-1 dated July 1, 1997.

    The company filed a report on Form 8-K dated September 4, 1997, reporting under Item 2 that it had acquired the assets of WFSB-TV from Post-Newsweek Stations, Inc. through an exchange of the assets of WCPX-TV and a $60 million payment to the company.

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



                              MEREDITH CORPORATION
                              Registrant




                                (Larry D. Hartsook)
                                 Larry D. Hartsook
                              Vice President - Finance
                              (Principal Financial and
                                 Accounting Officer)







Date:  November 13, 1997

                               Index to Exhibits







     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

       3)         Bylaws

      10.1) Meredith Corporation Nonqualified Stock Option Award Agreement dated August 13, 1997, between Meredith Corporation and William T. Kerr

      10.2) Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements dated August 13, 1997, between Meredith Corporation and named executive officers

      11          Statement re computation of per share earnings

      27          Financial Data Schedule

      99 Additional financial information from the Company's third quarter press release dated April 23, 1997