Form 10-Q
period 1997-12-31
MEREDITH CORP
filed 1998-02-12
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1997

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at January 31, 1998
Common Stock, $1 par value                            41,399,673
Class B Stock, $1 par value                           11,444,370

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements





Meredith Corporation and Subsidiaries
Consolidated Balance Sheets




                                                 (Unaudited)
                                                 December 31      June 30
Assets                                               1997           1997
-----------------------------------------------------------------------------
                                            (in thousands, except share data)

Current assets:
Cash and cash equivalents                        $      512      $ 74,498
Marketable securities                                    --        50,382
Receivables, net                                    135,910        93,395
Inventories                                          30,125        30,273
Supplies and prepayments                             12,086         9,491
Program rights                                       23,345         7,809
Deferred income taxes                                11,921        11,916
Subscription acquisition costs                       54,582        59,444
                                                 ----------      --------
Total current assets                                268,481       337,208
                                                 ----------      --------
Property,  plant  and  equipment                    247,692       193,270
 Less accumulated depreciation                     (109,285)     (103,087)
                                                 ----------      --------
Net property, plant and equipment                   138,407        90,183
                                                 ----------      --------
Subscription acquisition costs                       36,465        32,703
Program rights                                        8,660         5,507
Other assets                                         26,020        21,951
Goodwill and other intangibles
 (at original cost less accumulated amortization)   607,553       273,349
                                                 ----------      --------

Total assets                                     $1,085,586      $760,901
                                                 ==========      ========







See accompanying Notes to Interim Consolidated Financial Statements.

                                                 (Unaudited)
                                                 December 31      June 30
Liabilities and Stockholders' Equity                 1997           1997
-----------------------------------------------------------------------------
                                            (in thousands, except share data)

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt                $   25,000      $     --
Current portion of long-term program
 rights payable                                      24,238        11,004
Accounts payable                                     49,166        48,306
Accrued taxes and expenses                           76,859        73,548
Unearned subscription revenues                      145,116       145,102
                                                 ----------      --------
Total current liabilities                           320,379       277,960
                                                 ----------      --------
Long-term debt                                      245,000            --
Long-term program rights payable                     13,077         6,028
Unearned subscription revenues                       94,579        95,883
Deferred income taxes                                29,267        23,051
Other deferred items                                 35,691        31,049
                                                 ----------      --------
Total liabilities                                   737,993       433,971
                                                 ----------      --------

Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued               --            --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 40,901,721 at December 31 and
  40,921,537 at June 30 (net of treasury shares,
  26,033,526 at December 31 and 25,505,186
  at June 30.)                                       40,902        40,922
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 11,960,113 at December 31 and
  12,335,361 at June 30.                             11,960        12,335
Retained earnings                                   297,014       276,243
Unearned compensation                                (2,283)       (2,570)
                                                 ----------      --------
Total stockholders' equity                          347,593       326,930
                                                 ----------      --------

Total liabilities and stockholders' equity       $1,085,586      $760,901
                                                 ==========      ========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)




                                       Three Months           Six Months
                                     Ended December 31     Ended December 31
                                      1997       1996       1997       1996
------------------------------------------------------------------------------
                                              (in thousands, except per share)

Revenues (less returns and allowances):
  Advertising                       $141,551   $111,766   $273,191   $216,100
  Circulation                         67,760     64,161    134,932    126,803
  Consumer books                      13,854     10,988     21,341     20,786
  All other                           25,719     22,857     50,319     45,263
                                    --------   --------   --------   --------
Total revenues                       248,884    209,772    479,783    408,952
                                    --------   --------   --------   --------
Operating costs and expenses:
  Production, distribution
   and editorial                     102,341     83,567    195,030    168,898
  Selling, general and
   administrative                     94,384     91,338    196,073    177,217
  Depreciation and amortization        9,294      5,587     17,386     11,227
                                    --------   --------   --------   --------
Total operating costs and expenses   206,019    180,492    408,489    357,342
                                    --------   --------   --------   --------
Income from operations                42,865     29,280     71,294     51,610

  Interest income                        298      1,175        766      1,554
  Interest expense                    (4,250)      (335)    (6,717)    (1,071)
                                    --------   --------   --------   --------
Earnings from continuing operations
  before income taxes                 38,913     30,120     65,343     52,093

  Income taxes                        16,581     13,044     27,920     22,556
                                    --------   --------   --------   --------
Earnings from continuing operations   22,332     17,076     37,423     29,537

Discontinued operation:
  Net gain on disposition                 --     27,693         --     27,693
                                    --------   --------   --------   --------

Net earnings                        $ 22,332   $ 44,769   $ 37,423   $ 57,230
                                    ========   ========   ========   ========




See accompanying Notes to Interim Consolidated Financial Statement.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited), continued





                                       Three Months           Six Months
                                     Ended December 31     Ended December 31
                                      1997       1996       1997       1996
------------------------------------------------------------------------------
                                              (in thousands, except per share)


Basic earnings per share:
Earnings from continuing operations    $0.42      $0.32      $0.71      $0.55
Discontinued operation                  0.00       0.52       0.00       0.52
                                      ------     ------     ------     ------
Net earnings per share                 $0.42      $0.84      $0.71      $1.07
                                      ======     ======     ======     ======

Average shares outstanding            52,980     53,615     53,048     53,666
                                      ======     ======     ======     ======

Diluted earnings per share:
Earnings from continuing operations    $0.40      $0.31      $0.67      $0.53
Discontinued operation                  0.00       0.50       0.00       0.50
                                      ------     ------     ------     ------
Net earnings per share                 $0.40      $0.81      $0.67      $1.03
                                      ======     ======     ======     ======

Average shares and common stock
  equivalents outstanding             55,639     55,797     55,511     55,630
                                      ======     ======     ======     ======

Dividends paid per share              $0.065     $0.055      $0.13      $0.11
                                      ======     ======     ======     ======












See accompanying Notes to Interim Consolidated Financial Statement.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended December 31                             1997       1996
-----------------------------------------------------------------------------
                                                         (in thousands)
Cash flows from operating activities:
  Net earnings                                         $ 37,423   $ 57,230

Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                          17,386     11,227
  Amortization of film contract rights                   12,749      8,924
  Gain on disposition, net of taxes                          --    (27,693)
  Changes in assets and liabilities:
    Accounts receivable                                 (42,515)    (4,653)
    Inventories                                             148      6,785
    Supplies and prepayments                             (2,124)    (1,179)
    Subscription acquisition costs                        1,100      4,025
    Accounts payable                                        860     (8,640)
    Accruals                                              3,404     (5,230)
    Unearned subscription revenues                       (1,290)    (1,074)
    Deferred income taxes                                10,966     (1,021)
    Other deferred items                                  4,064      2,935
                                                       --------   --------
Net cash provided by operating activities                42,171     41,636
                                                       --------   --------
Cash flows from investing activities:
  Redemptions of marketable securities                   50,371         --
  Proceeds from disposition                                  --    123,275
  Acquisitions of businesses                           (375,000)        --
  Additions to property, plant, and equipment           (23,363)    (7,693)
  Purchases of marketable securities                         --    (20,060)
  Change in other assets                                 (3,689)      (496)
                                                       --------   --------
Net cash (used) provided by investing activities       (351,681)    95,026
                                                       --------   --------
Cash flows from financing activities:
  Long-term debt incurred                               270,000         --
  Long-term debt retired                                     --    (50,000)
  Payments for film rental contracts                    (13,199)    (9,792)
  Proceeds from common stock issued                       3,433      1,596
  Purchase of company stock                             (18,496)   (11,864)
  Dividends paid                                         (6,887)    (5,898)
  Other                                                     673      1,630
                                                       --------   --------
Net cash provided (used) by financing activities        235,524    (74,328)
                                                       --------   --------
Net (decrease) increase in cash and cash equivalents    (73,986)    62,334
Cash and cash equivalents at beginning of year           74,498     13,801
                                                       --------   --------

Cash and cash equivalents at end of period             $    512   $ 76,135
                                                       ========   ========

See accompanying Notes to Interim Consolidated Financial Statements.

                               MEREDITH CORPORATION
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



1. Accounting Policies

a. General

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior-year amounts have been restated to conform with current-year presentation.


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



c. Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of tangible assets acquired in the purchases of businesses. As of December 31, 1997, these assets primarily consist of television Federal Communications Commission (FCC) licenses ($267.2 million), goodwill ($171.4 million) and television network affiliation agreements ($137.9 million), and are presented net of related amortization on the balance sheet. Virtually all of these assets were acquired subsequent to October 31, 1970, and are being amortized by the straight-line method over the following periods: 40 years for television FCC licenses; 20 to 40 years for goodwill; and 15 to 40 years for network affiliation agreements. The company evaluates the recoverability of its intangible assets as current events or circumstances warrant to determine whether adjustments are needed to carrying values. Such evaluation may be based on projected income and cash flows on an undiscounted basis from the underlying business or from operations of related businesses. Other economic and market variables are also considered in any evaluation.


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

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


e. Other

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with basic EPS and diluted EPS. The calculation of basic EPS is based on average actual common shares outstanding and excludes common stock equivalents. Diluted EPS reflects the potential dilution that could result from the issuance of common stock equivalents using a different methodology than the previous calculation of primary EPS. SFAS No. 128 was adopted for the periods ending December 31, 1997. All prior-period EPS calculations have been restated.


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

On September 4, 1997, the company acquired the net assets of WFSB-TV, a CBS network-affiliated television station serving the Hartford/New Haven, Conn. market, through an exchange of the assets of WCPX-TV in Orlando, Fla. The asset exchange was with Post-Newsweek Stations, Inc. ("Post-Newsweek"), a wholly-owned subsidiary of the Washington Post Company and included a $60 million cash payment to Meredith.

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

Pro forma results of operations for the six-month periods ended December 31, 1997 and 1996, as if the acquisitions had occurred respectively at the beginning of each period are as follows:


                                      Six months ended
                                         December 31
                                     ------------------
          Consolidated                 1997      1996
          ------------               --------  --------

          Total revenue              $485,939  $450,715
                                     ========  ========

          Earnings from
            continuing operations    $ 37,398  $ 29,809
                                     ========  ========

          Net earnings               $ 37,398  $ 57,502
                                     ========  ========

          Earnings per share:
            Earnings from
             continuing operations
              Basic                  $    .71  $    .56
                                     ========  ========
              Diluted                $    .67  $    .54
                                     ========  ========
            Net earnings
              Basic                  $    .71  $   1.07
                                     ========  ========
              Diluted                $    .67  $   1.03
                                     ========  ========



3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 52 percent, are under the LIFO method at December 31, 1997, and June 30, 1997.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



                                               (unaudited)
                                               December 31    June 30
                                                   1997         1997
                                               -----------    --------
                                                    (in thousands)

          Raw materials                          $20,715      $16,787
          Work in process                         10,861       14,950
          Finished goods                           7,992        5,874
                                                 --------     --------
                                                  39,568       37,611
          Reserve for LIFO cost valuation         (9,443)      (7,338)
                                                 --------     --------
             Total                               $30,125      $30,273
                                                 ========     ========


4. Long-term debt and interest rate swap agreements

At December 31, 1997, long-term debt outstanding totaled $270 million under a credit agreement with a group of seven banks led by Wachovia Bank, N.A. as agent. This debt was incurred in the first quarter of fiscal 1998 to finance the acquisitions of the four television stations. The credit agreement consists of a $210 million, 60-month term loan and a $150 million, 60-month revolving credit facility. On July 1, 1997, $125 million was borrowed under the revolving credit facility. On September 4, 1997, the company borrowed the full amount of the term loan ($210 million) and reduced the borrowing under the revolving credit facility to $60 million, for total debt of $270 million. The term loan requires the following annual principal payments on May 31, 1998 through 2002, respectively: $25 million, $40 million, $45 million, $50 million and $50 million. The revolving credit facility is due and payable on July 1, 2002. The credit agreement includes certain financial covenants. These include requirements that the ratio of consolidated funded debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization) be less than
3.5 to 1.0 and the fixed-charge-coverage ratio not be less than 2.0 to 1.0. As of December 31, 1997, the company was in compliance with all debt covenants.

Interest rates under the credit agreement are based on one of the following, plus applicable margins: adjusted LIBOR; the higher of Wachovia Bank's prime rate or the overnight federal funds rate; or money market rates. Meredith is utilizing interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company has entered into two interest rate swap contracts with effective dates of September 30, 1997, for purposes other than trading. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three month LIBOR. The notional amount of indebtedness under the swap contracts was initially $200 million. The remaining debt of $70 million carried an interest rate of approximately 6.1 percent until December 31, 1997. Then the notional amount under the contracts increased to cover all of the debt outstanding. As a result, Meredith will have an effective borrowing cost of

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



approximately 6.75 percent (including applicable margins and fees) over the entire term of the loan agreement. The weighted average interest rate at December 31, 1997, was 6.75 percent.

The swap contracts terminate on March 30, 2001, and the notional amount of indebtedness varies over the terms of the contracts. The average notional amount of indebtedness outstanding in fiscal 1998 through 2001 under the contracts is as follows: $240 million, $220 million, $153 million and $70 million. The company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap contracts. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

The fair value of the interest rate swap agreements is the estimated amount that the company would pay or receive to terminate the swap agreements. At December 31, 1997, this value was not material as there has been no significant change in interest rates or creditworthiness of the swap counterparties since the swap agreements were entered into.


5. Earnings per share

   Reconciliations of the earnings from continuing operations and shares used in the basic and diluted EPS computations follow:


Three months ended           December 31, 1997           December 31, 1996
                          ------------------------    ------------------------
                                             Per                         Per
(in thousands except                        Share                       Share
 per share)               Earnings  Shares  Amount    Earnings  Shares  Amount
                          --------  ------  ------    --------  ------  ------

Earnings from continuing
 operations               $22,332                     $17,076
Basic EPS
  Earnings available to
   common stockholders     22,332   52,980   $ .42     17,076   53,615   $ .32
                                             =====                       =====
Effect of dilutive
 stock options                  -    2,659                  -    2,182
                          -------   ------            -------   ------
Diluted EPS
  Earnings available to
   common stockholders
   plus assumed
   conversions            $22,332   55,639   $ .40    $17,076   55,797   $ .31
                          =======   ======   =====    =======   ======   =====

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



Six months ended             December 31, 1997           December 31, 1996
                          ------------------------    ------------------------
                                             Per                         Per
(in thousands except                        Share                       Share
 per share)               Earnings  Shares  Amount    Earnings  Shares  Amount
                          --------  ------  ------    --------  ------  ------

Earnings from continuing
 operations               $37,423                     $29,537
Basic EPS
  Earnings available to
   common stockholders     37,423   53,048   $ .71     29,537   53,666   $ .55
                                             =====                       =====
Effect of dilutive
 stock options                  -    2,463                  -    1,964
                          -------   ------            -------   ------
Diluted EPS
  Earnings available to
   common stockholders
   plus assumed
   conversion             $37,423   55,511   $ .67    $29,537   55,630   $ .53
                          =======   ======   =====    =======   ======   =====


Options to purchase 52,000 shares of common stock at $34.78 and 26,400 shares of common stock at $35.03 were outstanding at December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of $34.73 of the common shares during the latest quarter.

Options to purchase 58,400 shares of common stock at $26.37 and 50,000 shares of common stock at $25.84 were outstanding at December 31, 1996, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of $25.42 of the common shares during the latest quarter.

Options to purchase 145,000 shares were exercised during the six months ended December 31, 1997 (5,600 shares in the six months ended December 31, 1996).


6. Industry segment information

a. Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. The company's principal businesses are magazine publishing and television broadcasting. Operating profits of the publishing and broadcasting segments were 46 percent and 51 percent, respectively, of total operating profit before unallocated corporate expenses in the six months ended December 31, 1997. Magazine operations accounted for more than 90 percent of the revenues and operating profit of the publishing segment, which

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


also includes book publishing and brand licensing, during that time period. Better Homes and Gardens is the most significant trademark to the publishing segment and is used extensively in magazine and book publishing and licensing operations. The company also operates a residential real estate marketing and franchising business under the Better Homes and Gardens trademark. Meredith's operations are diversified geographically within the United States, and the company has a broad customer base.

Advertising and magazine circulation revenues accounted for approximately 57 percent and 28 percent, respectively, of the company's revenues in the first half of fiscal 1998. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for our products.
National and local economic conditions largely affect the overall industry levels of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.

b. Revenues, operating profit and depreciation and amortization by industry segment are shown below:
                                    (unaudited)             (unaudited)
                                    Three Months            Six Months
                                  Ended December 31      Ended December 31
                                 -------------------    -------------------
                                   1997       1996        1997       1996
                                 --------   --------    --------   --------
                                               (in thousands)
Revenues
  Publishing                     $176,418   $160,679    $350,719   $317,752
  Broadcasting                     66,055     43,400     116,204     78,879
  Real Estate                       6,411      5,693      12,860     12,321
                                 --------   --------    --------   --------
    Total revenues               $248,884   $209,772    $479,783   $408,952
                                 ========   ========    ========   ========
Operating profit
  Publishing                     $ 21,282   $ 17,648    $ 38,543   $ 31,300
  Broadcasting                     26,527     17,735      42,301     30,201
  Real Estate                         774        469       2,324      2,012
  Unallocated corporate expense    (5,718)    (6,572)    (11,874)   (11,903)
                                 --------   --------    --------   --------
    Income from operations         42,865     29,280      71,294     51,610

  Interest income                     298      1,175         766      1,554
  Interest expense                 (4,250)      (335)     (6,717)    (1,071)
                                 --------   --------    --------   --------
  Earnings from continuing
    operations before income
    taxes                          38,913     30,120      65,343     52,093

  Income taxes                     16,581     13,044      27,920     22,556
                                 --------   --------    --------   --------
    Earnings from
      continuing operations      $ 22,332   $ 17,076    $ 37,423   $ 29,537
                                 ========   ========    ========   ========

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


Depreciation and amortization
  Publishing                     $  2,314   $  2,172    $  4,554   $  4,379
  Broadcasting                      6,471      2,924      11,858      5,842
  Real Estate                         144        129         283        267
  Unallocated corporate               365        362         691        739
                                 --------   --------    --------   --------
    Total depreciation
      and amortization           $  9,294   $  5,587    $ 17,386   $ 11,227
                                 ========   ========    ========   ========




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


                          Results of Operations

The following discussion compares the results of operations of Meredith Corporation and subsidiaries (Meredith or the company) for the second quarter and first six months of fiscal 1998 to the comparable periods in the prior year. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 1997. All per-share amounts are computed on a post-tax basis and reflect a two-for-one stock split in March 1997.

This section contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Reader's are referred to Management's Discussion and Analysis in the company's Form 10-K for the year ended June 30, 1997, for a summary of such risks and uncertainties.


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

Consolidated
------------
                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
                                    1997       1996        1997       1996
                                  --------   --------    --------   --------
                                            (in thousands, except per share)

     Total revenues               $248,884   $209,772    $479,783   $408,952
                                  ========   ========    ========   ========

     Income from operations       $ 42,865   $ 29,280    $ 71,294   $ 51,610
                                  ========   ========    ========   ========

     Earnings from continuing
       operations                 $ 22,332   $ 17,076    $ 37,423   $ 29,537
                                  ========   ========    ========   ========

     Discontinued operations      $   --     $ 27,693    $   --     $ 27,693
                                  ========   ========    ========   ========

     Net earnings                 $ 22,332   $ 44,769    $ 37,423   $ 57,230
                                  ========   ========    ========   ========
     Basic earnings per share:
     Earnings from continuing
       operations                 $   0.42   $   0.32    $   0.71   $   0.55
                                  ========   ========    ========   ========

     Net earnings                 $   0.42   $   0.84    $   0.71   $   1.07
                                  ========   ========    ========   ========
     Diluted earnings per share:
     Earnings from continuing
       operations                 $   0.40   $   0.31    $   0.67   $   0.53
                                  ========   ========    ========   ========

     Net earnings                 $   0.40   $   0.81    $   0.67   $   1.03
                                   ========   ========    ========   ========

Net earnings of $22.3 million, or 40 cents per diluted share, were recorded in the quarter ended December 31, 1997, compared to net earnings of $44.8 million, or 81 cents per diluted share, in the prior-year second quarter. For the six months ended December 31, 1997, net earnings were $37.4 million, or 67 cents per diluted share, compared to net earnings of $57.2 million, or $1.03 per diluted share, in the prior-year period. Net earnings for both the quarter and six months ended December 31, 1996, included a post-tax gain of $27.7 million, or 50 cents per diluted share, from the sale of the discontinued cable operations.

Earnings from continuing operations for the second quarters ended December 31, 1997 and 1996, were $22.3 million, or 40 cents per diluted share, and $17.1 million, or 31 cents per diluted share, respectively. Earnings from continuing operations for the comparative six-month periods were $37.4 million, or 67 cents per diluted share, in fiscal 1998 and $29.5 million, or 53 cents per diluted share, in the prior-year period. Fiscal 1998 diluted earnings per share from continuing operations increased 29 percent for the second quarter and 26 percent for the six-month period compared to the prior-year periods.

Diluted earnings per share are calculated based on the average number of common shares and common stock equivalents outstanding in the period. Common stock equivalents represent the potential dilution from stock options outstanding. The basic earnings per share calculations include only the average number of actual common shares outstanding in the period. These calculations are presented in accordance with Statement of Financial Standards No. 128, "Earnings per Share," which was adopted for the periods ending December 31, 1997. Prior to its adoption, the company reported primary earnings per share, the calculation of which was not materially different from the diluted earnings per share currently reported. All prior-period earnings per share calculations have been restated.

Revenues increased 19 percent in the quarter and 17 percent in the six-month period due to the first quarter acquisition of four television stations and higher publishing revenues. The increase in publishing revenues reflected higher magazine advertising and circulation revenues. Comparable revenues, excluding the new stations, increased nearly 10 percent in both periods.

Operating costs increased in both periods due to the addition of the four television stations, growth in existing magazine titles and custom publishing volumes, and increased investment in newer magazine titles and television programming efforts. Income from operations increased 46 percent in the quarter and 38 percent for the year-to-date period. The operating profit margin grew from 14 percent in the fiscal 1997 second quarter to 17 percent in the current quarter. For the six months ended December 31, 1997, the operating profit margin was 15 percent compared to 13 percent in the prior-year period. The margin improvement reflected increased ad revenues from publishing and the addition of the four television stations. Depreciation and amortization expenses increased in total and as a percentage of revenues due to the amortization of intangibles associated with the acquisition of the four television stations.

Debt incurred for the acquisitions of the four television stations resulted in net interest expense in the current quarter and year-to-date periods versus net interest income in the prior-year periods. Overall, management estimates that the broadcasting acquisitions were slightly accretive to earnings per share in the quarter and year-to-date periods. This calculation includes the after-tax effects of the stations' operating profits after amortization of intangibles, interest expense on debt and estimated interest income forgone from cash available for investment. Management had initially projected dilution from the acquisitions of 8 to 10 cents per share in fiscal 1998. Current projections indicate expectations of little to no dilution in fiscal 1998. The improvement results from a lower than anticipated interest rate on debt, improved operating performance by the stations and lower amortization expense based on final appraisals.

The company's effective tax rate was approximately 42.6 percent in the current quarter and six-month period compared with 43.3 percent in the prior-year periods. The decline reflects an increase in currently estimated fiscal year earnings, which lessens the effect of nondeductible items on the overall tax rate.

Publishing
----------

                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
                                    1997       1996        1997       1996
                                  --------   --------    --------   --------
                                                            (in thousands)
     Revenues
     --------
       Magazine advertising       $ 78,984   $ 70,501    $163,162   $141,061
       Magazine circulation         67,760     64,161     134,932    126,803
       Consumer book                13,854     10,988      21,341     20,786
       Other                        15,820     15,029      31,284     29,102
                                  --------   --------    --------   --------
     Total revenues               $176,418   $160,679    $350,719   $317,752
                                  ========   ========    ========   ========

     Operating profit             $ 21,282   $ 17,648    $ 38,543   $ 31,300
                                  ========   ========    ========   ========


Publishing revenues increased 10 percent compared to the prior-year quarter and six-month period primarily due to increased magazine advertising revenues. Magazine advertising revenues grew 12 percent in the second quarter and 15 percent in the six-month period ended December 31, 1997, as most titles reported an increase in ad pages. Better Homes and Gardens and Ladies' Home Journal, the company's two largest circulation titles, each reported double-digit percentage growth in ad revenues in both the quarter and year-to-date period primarily due to increased ad pages. Traditional Home, Wood, Golf for Women and Crayola Kids magazines also reported strong ad revenue growth in both periods primarily due to additional ad pages sold.

Magazine circulation revenues increased 6 percent in both the quarter and the fiscal year-to-date period. Increased newsstand sales of the Better Homes and Gardens Special Interest Publications and sales of other special and custom issues were the biggest factors in the second quarter growth. Increased subscription revenues due to new titles and higher average prices for several existing titles, combined with the higher newsstand revenues to result in the year-to-date increase. Strong sales of the Better Homes and Gardens annuals and Home Improvement 1-2-3, a book developed for The Home Depot, led to increased consumer book revenues in the quarter. In the year-to-date period, the second quarter revenue increase was offset by lower first quarter revenues from lower unit sales of the 11th edition of the Better Homes and Gardens New Cook Book, that was introduced in August 1996.

Publishing operating profit was up 21 percent in the fiscal 1998 second quarter and 23 percent for the fiscal year-to-date. The improvements were largely a result of increased operating profit from magazine publishing due to higher ad revenues. Lower average paper prices and favorable circulation results, due to the aforementioned revenue increases, also contributed to the improvements. Paper is a significant expense of the Publishing segment. Despite a paper price increase of approximately seven percent on July 1, 1997, average paper prices were lower in the current-year periods due to the timing of price decreases in the prior fiscal year. Major suppliers increased coated groundwood paper prices approximately five percent on January 1, 1998. Coated groundwood paper currently accounts for about two-thirds of the company's paper usage. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. However, at this time, management does not anticipate any further increases in paper prices until the first half of fiscal 1999.


Broadcasting
------------
                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
                                    1997       1996        1997       1996
                                  --------   --------    --------   --------
                                                             (in thousands)
     Revenues
     --------
       Advertising                $ 62,567   $ 41,265    $110,029   $ 75,039
       Other                         3,488      2,135       6,175      3,840
                                  --------   --------    --------   --------
     Total revenues               $ 66,055   $ 43,400    $116,204   $ 78,879
                                  ========   ========    ========   ========

     Operating profit             $ 26,527   $ 17,735    $ 42,301   $ 30,201
                                  ========   ========    ========   ========


Revenues increased 52 percent in the fiscal 1998 second quarter and 47 percent in the six months ended December 31, 1997, due to the first quarter acquisition of four television stations. Among comparable stations, KPHO-Phoenix and KVVU-Las Vegas reported strong advertising revenue growth in both the quarter and six-month period. However, second quarter ad revenues declined at most of the other comparable stations primarily due to the prior-year benefit of strong political advertising. Operating profit increased 50 percent in the second quarter and 40 percent in the six-month period including results of the newly-acquired stations. Excluding the new stations, broadcasting reported record operating profits in both periods. The improvement in comparable stations' results for the six-month period primarily reflected higher advertising revenues. Lower programming costs from one-time eliminations of certain programming at WOFL-Orlando and KPHO-Phoenix were the biggest factor in the improvement for the quarter.


Real Estate
------------
                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
                                    1997       1996        1997       1996
                                  --------   --------    --------   --------
                                                             (in thousands)

     Total revenues               $  6,411   $  5,693    $ 12,860   $ 12,321
                                  ========   ========    ========   ========

     Operating profit             $    774   $    469    $  2,324   $  2,012
                                  ========   ========    ========   ========

Revenues and operating profit increased in both the quarter and six months ended December 31, 1997, largely due to higher transaction fee revenues, resulting from a stronger home re-sale market.



                        Liquidity and Capital Resources


Consolidated
------------

    Six months ended December 31            1997               1996
    ----------------------------         ---------           --------
                                                        (in thousands)

     Net earnings                        $  37,423           $ 57,230
                                         =========           ========

     Cash flows from operations          $  42,171           $ 41,636
                                         =========           ========

     Cash flows from investing           $(351,681)          $ 95,026
                                         =========           ========

     Cash flows from financing           $ 235,524           $(74,328)
                                         =========           ========

     Net cash flows                      $ (73,986)          $ 62,334
                                         =========           ========

     EBITDA                              $  88,680           $ 62,837
                                         =========           ========


Cash and cash equivalents decreased by $74.0 million in the first six months of fiscal 1998 compared to an increase in cash of $62.3 million in the comparable prior-year period. The change reflected the acquisition of four television stations in the current period and the sale of the discontinued cable operation in the prior-year period. Cash provided by operating activities increased slightly as higher earnings were nearly offset by increases in accounts receivable related to the television station acquisitions and increased publishing revenues. The acquisition of the television stations also resulted in substantial increases in other balance sheet items from June 30, 1997 to December 31, 1997, including: program rights; property, plant and equipment; goodwill and other intangibles; and program rights payable.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA for the first six months of fiscal 1998 increased 41 percent from the prior-year period due to improved operating results and the acquisition of the four television stations. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At December 31, 1997, long-term debt outstanding totaled $270 million under a credit agreement with a group of seven banks led by Wachovia Bank, N.A. as agent. This debt was incurred in the first quarter of fiscal 1998 to finance the acquisitions of the four television stations. The credit agreement consists of a $210 million, 60-month term loan and a $150 million, 60-month revolving credit facility. Currently the company has debt of $270 million under this agreement ($210 million term loan and $60 million revolving credit). The term loan requires the following annual principal payments on May 31, 1998 through 2002, respectively: $25 million, $40 million, $45 million, $50 million and $50 million. The revolving credit facility is due and payable on July 1, 2002. Funds for payments of interest and principal on the debt are expected to be provided by cash generated from future operating activities. The credit agreement includes certain financial covenants. These include requirements that the ratio of consolidated funded debt-to-EBITDA be less than 3.5 to 1.0 and the fixed-charge-coverage ratio not be less than 2.0 to 1.0. As of December 31, 1997, the company was in compliance with all debt covenants.

Interest rates under the credit agreement are based on one of the following, plus applicable margins: adjusted LIBOR; the higher of Wachovia Bank's prime rate or the overnight federal funds rate; or money market rates. Meredith has utilized interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company entered into two interest rate swap contracts with effective dates of September 30, 1997, for purposes other than trading. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three-month LIBOR. The notional amount of indebtedness under the swap contracts was initially $200 million. The remaining debt of $70 million carried an interest rate of approximately 6.1 percent until December 31, 1997. Then the notional amount under the contracts increased to cover all of the debt outstanding. As a result, Meredith will have an effective borrowing cost of approximately 6.75 percent (including applicable margins and fees) over the entire term of the loan agreement. The swap contracts terminate on March 30, 2001, and the notional amount of indebtedness varies over the terms of the contracts. The company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap contracts. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

In the first six months of fiscal 1998, the company spent $18.5 million for the repurchase of 592,000 shares of Meredith Corporation common stock at then current market prices. This compares with spending of $11.9 million for the repurchase of 533,000 shares in the comparable prior-year period. In November 1997 the board of directors authorized the repurchase of an additional one million shares of stock subject to market conditions. As of December 31, 1997, approximately 1.7 million shares could be repurchased under existing authorizations by the board of directors. Meredith has entered into an agreement to repurchase approximately 600,000 shares in the next twelve months under these authorizations. The status of the repurchase program is reviewed at each quarterly board of directors meeting. The company expects to continue to repurchase shares in the foreseeable future, subject to market conditions.

Dividends paid in the first six months of fiscal 1998 were $6.9 million, or 13 cents per share, compared with $5.9 million, or 11 cents per share, in the prior-year period. On February 2, 1998, the board of directors increased the quarterly dividend by 8 percent (one-half cent per share) to 7 cents per share effective with the dividend payable on March 13, 1998. On an annual basis, the effect of this quarterly dividend increase would be to increase dividends paid by approximately $1.1 million at the current number of shares outstanding.

Spending for property, plant and equipment increased to $23.4 million in the first six months of fiscal 1998 from $7.7 million in the prior-year period.
The increase primarily reflected higher spending for the construction of a new office building and related improvements in Des Moines. Higher spending for computer hardware and software and broadcasting technical equipment also contributed. Capital expenditures for fiscal 1998 are expected to be approximately double the fiscal 1997 spending level. Fiscal 1998 spending will include approximately $24 million for the completion of the Des Moines building project. Fiscal 1997 spending for this project totaled $11 million. Other significant spending in fiscal 1998 will relate to new computer systems, the introduction of local news programming at three television stations and a building remodeling project at one television station. Funds for the new Des Moines building and other capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.




PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on November 10, 1997, at the Company's headquarters in Des Moines, Iowa.

(b)  The name of each director elected at the Annual Meeting is shown under
     Item 4.(c). The other directors whose terms of office continued after the meeting were: Pierson M. Grieve, Joel W. Johnson, Robert E. Lee, Richard S. Levitt, E. T. Meredith III, Jack D. Rehm and Barbara S. Uehling.


(c)(1) Proposal 1: Election of four Class II directors for terms expiring in 2000. Each nominee was elected in uncontested elections by the votes cast as follows:

                                          Number of shareholder votes*
                                          ----------------------------
                                                For        Withheld
                                             ----------    --------
          Class II directors
            Herbert M. Baum                 152,017,377     637,140
            Frederick B. Henry              152,037,028     617,489
            William T. Kerr                 152,030,235     624,282
            Nicholas L. Reding              152,017,740     636,777

(c)(2) Proposal 2: Election of one Class III director for a term expiring in 1998. The nominee was elected in an uncontested election by the votes cast as follows:


                                          Number of shareholder votes*
                                          ----------------------------
                                                For        Withheld
                                             ----------    --------
          Class III director
            Mary Sue Coleman                151,801,014     853,503


        *As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.





Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibits

    27)    Financial Data Schedule

    99) Additional financial information from the Company's first quarter press release dated January 20, 1998.



(b) Reports on Form 8-K

    No Form 8-K was filed during the quarter ended December 31, 1997.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MEREDITH CORPORATION
                              Registrant




                                 (Stephen M. Lacy)
                                  Stephen M. Lacy
                      Vice President - Chief Financial Officer
                              (Principal Financial and
                                 Accounting Officer)







Date:  February 12, 1998

                               Index to Exhibits







     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------


      27          Financial Data Schedule

      99 Additional financial information from the Company's third quarter press release dated January 20, 1998.