Form 10-Q
period 1998-03-31
MEREDITH CORP
filed 1998-05-14
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1998

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at April 30, 1998
Common Stock, $1 par value                            41,318,940
Class B Stock, $1 par value                           11,478,695

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements





Meredith Corporation and Subsidiaries
Consolidated Balance Sheets



                                                      (Unaudited)
                                                        March 31        June 30
Assets                                                    1998            1997
-------------------------------------------------------------------------------
                                              (in thousands, except share data)
Current assets:
Cash and cash equivalents                             $    9,496      $ 74,498
Marketable securities                                        --         50,382
Receivables, net                                         136,091        93,395
Inventories                                               30,293        30,273
Supplies and prepayments                                   7,115         9,491
Program rights                                            14,797         7,809
Deferred income taxes                                      5,688        11,916
Subscription acquisition costs                            57,522        59,444
                                                       ----------      -------

Total current assets                                     261,002       337,208
                                                      ----------      --------
Property, plant and equipment                            260,250       193,270
 Less accumulated depreciation                          (112,972)     (103,087)
                                                      ----------      --------
Net property, plant and equipment                        147,278        90,183
                                                      ----------      --------
Subscription acquisition costs                            33,851        32,703
Program rights                                             6,587         5,507
Other assets                                              27,438        21,951
Goodwill and other intangibles  (at original cost
 less accumulated amortization of $92,525
 in 1998 and $77,696 in 1997)                            602,846       273,349
                                                      ----------      --------

Total assets                                          $1,079,002      $760,901
                                                      ==========      ========







See accompanying Notes to Interim Consolidated Financial Statements.

                                                       (Unaudited)
                                                         March 31       June 30
Liabilities and Stockholders' Equity                       1998           1997
-------------------------------------------------------------------------------
                                              (in thousands, except share data)

Current liabilities:
Current portion of long-term program rights payable   $   19,431      $ 11,004
Accounts payable                                          44,737        48,306
Accrued taxes and expenses                                83,015        73,548
Unearned subscription revenues                           148,522       145,102
                                                      ----------      --------
Total current liabilities                                295,705       277,960
                                                      ----------      --------
Long-term debt                                           245,000           --
Long-term program rights payable                           7,631         6,028
Unearned subscription revenues                           101,724        95,883
Deferred income taxes                                     28,785        23,051
Other deferred items                                      38,287        31,049
                                                      ----------      --------
Total liabilities                                        717,132       433,971
                                                      ----------      --------


Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                   --            --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 41,317,575 at March 31 and
  40,921,537 at June 30 (net of treasury shares,
  26,127,847 at March 31 and 25,505,186
  at June 30.)                                            41,318        40,922
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 11,535,114 at March 31 and
  12,335,361 at June 30.                                  11,535        12,335
Retained earnings                                        311,621       276,243
Unearned compensation                                     (2,604)       (2,570)
                                                      ----------      --------
Total stockholders' equity                               361,870       326,930
                                                      ----------      --------

Total liabilities and stockholders' equity            $1,079,002      $760,901
                                                      ==========      ========




See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)





                                        Three Months          Nine Months
                                       Ended March 31       Ended March 31
                                      1998       1997       1998       1997
-----------------------------------------------------------------------------
                                             (in thousands, except per share)

Revenues (less returns and allowances):
  Advertising                      $151,141   $121,643   $424,332   $337,743
  Circulation                        68,054     65,648    202,986    192,451
  Consumer books                     15,077      8,396     36,418     29,182
  All other                          25,914     27,348     76,233     72,611
                                   --------   --------   --------   --------
Total revenues                      260,186    223,035    739,969    631,987
                                   --------   --------   --------   --------

Operating costs and expenses:
  Production, distribution and edit 106,744     89,323    301,774    258,221
  Selling, general & administrative 105,613     96,682    301,686    273,899
  Depreciation and amortization       9,194      6,032     26,580     17,259
                                   --------   --------   --------   --------
Total operating costs and expenses  221,551    192,037    630,040    549,379
                                   --------   --------   --------   --------

Income from operations               38,635     30,998    109,929     82,608

  Interest income                       277      1,566      1,043      3,120
  Interest expense                   (4,020)       (63)   (10,737)    (1,134)
                                   --------   ---------  --------   --------

Earnings from continuing operations
  before income taxes                34,892     32,501    100,235     84,594

  Income taxes                       14,777     14,073     42,697     36,629
                                   --------   --------   --------   --------

Earnings from continuing operations  20,115     18,428     57,538     47,965

Discontinued operation:
  Net gain on disposition               --         --         --      27,693
                                   --------   --------   --------   --------

Net earnings                       $ 20,115   $ 18,428   $ 57,538   $ 75,658
                                   ========   ========   ========   ========



See accompanying Notes to Interim Consolidated Financial Statement.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited), continued





                                        Three Months          Nine Months
                                       Ended March 31       Ended March 31
                                      1998       1997       1998       1997
-----------------------------------------------------------------------------
                                             (in thousands, except per share)


Basic earnings per share:

Earnings from continuing operations   $0.38      $0.34      $1.09      $0.89
Discontinued operation                  --         --         --        0.52
                                     ------     ------     ------     ------
Net earnings per share                $0.38      $0.34      $1.09      $1.41
                                     ======     ======     ======     ======
Average shares outstanding           52,865     53,540     52,987     53,624
                                     ======     ======     ======     ======


Diluted earnings per share:

Earnings from continuing operations   $0.37      $0.33      $1.04      $0.86

Discontinued operation                  --         --         --        0.50
                                     ------     ------     ------     ------
Net earnings per share                $0.37      $0.33      $1.04      $1.36
                                     ======     ======     ======     ======

Average shares and common stock
  equivalents outstanding            54,366     55,548     55,129     55,603
                                     ======     ======     ======     ======

Dividends paid per share             $0.070     $0.065     $0.200     $0.175
                                     ======     ======     ======     ======










See accompanying Notes to Interim Consolidated Financial Statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Meredith Corporation and Subsidiaries

Nine Months Ended March 31                                1998       1997
---------------------------------------------------------------------------
                                                          (in thousands)
Cash flows from operating activities:
  Net earnings                                         $ 57,538   $ 75,658

Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                          26,580     17,259
  Amortization of film contract rights                   20,050     13,143
  Gain on dispositions, net of taxes                       --      (27,693)
  Changes in assets and liabilities:
    Accounts receivable                                 (42,696)    (3,555)
    Inventories                                             (20)     5,215
    Supplies and prepayments                              3,208       (931)
    Subscription acquisition costs                          774     (2,212)
    Accounts payable                                     (3,569)   (12,325)
    Accrued taxes and expenses                            9,560       (923)
    Unearned subscription revenues                        9,261      9,741
    Deferred income taxes                                17,428     (2,720)
    Other deferred items                                  7,238     (2,047)
                                                       --------   --------
Net cash provided by operating activities               105,352     68,610
                                                       --------   --------
Cash flows from investing activities:
  Redemptions of marketable securities                   50,371       --
  Proceeds from disposition                                --      123,275
  Acquisitions of businesses                           (375,000)      --
  Additions to property, plant, and equipment           (36,324)   (13,020)
  Purchases of marketable securities                       --      (50,472)
  Change in other assets                                 (5,651)    (2,325)
                                                       --------   --------
Net cash (used) provided by investing activities       (366,604)    57,458
                                                       --------   --------
Cash flows from financing activities:
  Long-term debt incurred                               270,000       --
  Long-term debt retired                                (25,000)   (50,000)
  Payments for film rental contracts                    (20,687)   (14,081)
  Proceeds from common stock issued                       5,323      4,766
  Purchase of company stock                             (23,570)   (19,705)
  Dividends paid                                        (10,590)    (9,380)
  Other                                                     774      1,953
                                                       --------   --------
Net cash provided (used) by financing activities        196,250    (86,447)
                                                       --------   --------
Net (decrease) increase in cash and cash equivalents    (65,002)    39,621
Cash and cash equivalents at beginning of year           74,498     13,801
                                                       --------   --------
Cash and cash equivalents at end of period             $  9,496   $ 53,422
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



c. Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of tangible assets acquired in the purchases of businesses. As of March 31, 1998, these assets primarily consist of television Federal Communications Commission (FCC) licenses ($265.5 million), goodwill ($171.3 million) and television network affiliation agreements ($144.4 million), and are presented net of related amortization on the balance sheet. Virtually all of these assets were acquired subsequent to October 31, 1970, and are being amortized by the straight-line method over the following periods: 40 years for television FCC licenses; 20 to 40 years for goodwill; and 15 to 40 years for network affiliation agreements. The company evaluates the recoverability of its intangible assets as current events or circumstances warrant to determine whether adjustments are needed to carrying values. Such evaluation may be based on projected income and cash flows on an undiscounted basis from the underlying business or from operations of related businesses. Other economic and market variables are also considered in any evaluation.


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

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


e. Other

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with basic EPS and diluted EPS. The calculation of basic EPS is based on average actual common shares outstanding and excludes common stock equivalents. Diluted EPS reflects the potential dilution that could result from the issuance of common stock equivalents using a different methodology than previous calculations of primary EPS. SFAS No. 128 was adopted for all periods ending December 31, 1997 and after. All prior-period EPS calculations have been restated.


2. Acquisitions and disposition of broadcast television stations

On July 1, 1997, the company purchased the net assets of three television stations affiliated with the Fox television network from First Media Television, L. P. ("First Media"). The three stations were: KPDX-TV serving the Portland, Ore. market; WHNS-TV serving the Greenville, S.C./Spartansburg, S.C./Asheville, N.C. market; and KFXO-LP serving the Bend, Ore. market. The total purchase price of the three stations was $216 million.

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

The purchase method of accounting was used to record the acquisitions of the four television stations in the fiscal 1998 first quarter. Assets acquired in the purchases of the four television stations included the following intangibles: FCC licenses of $212.4 million; network affiliation agreements of $90.7 million; and goodwill of $40.0 million. FCC licenses and goodwill are being amortized over periods not exceeding 40 years. Network affiliation contracts are being amortized over periods ranging from 15 to 40 years. The acquisitions also included property, plant and equipment and film program rights and payables. (See Note 4 for information on the debt incurred to finance these acquisitions.)

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

Pro forma results of operations for the nine-month periods ended March 31, 1998 and 1997, as if the acquisitions had occurred respectively at the beginning of each period are as follows:


                                     Nine months ended
                                          March 31
                                     ------------------
          Consolidated                 1998      1997
          ------------               --------  --------

          Total revenues             $746,125  $692,182
                                     ========  ========

          Earnings from
            continuing operations    $ 57,513  $ 47,346
                                     ========  ========

          Net earnings               $ 57,513  $ 75,039
                                     ========  ========

          Earnings per share:
            Earnings from
             continuing operations
              Basic                  $   1.09  $    .88
                                     ========  ========
              Diluted                $   1.04  $    .85
                                     ========  ========
            Net earnings
              Basic                  $   1.09  $   1.40
                                     ========  ========
              Diluted                $   1.04  $   1.35
                                     ========  ========



3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 52 percent are under the LIFO method at March 31, 1998, and June 30, 1997.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



                                               (unaudited)
                                                 March 31     June 30
                                                   1998         1997
                                               -----------    --------
                                                    (in thousands)

          Raw materials                          $16,580      $16,787
          Work in process                         15,997       14,950
          Finished goods                           7,507        5,874
                                                 --------     --------
                                                  40,084       37,611
          Reserve for LIFO cost valuation         (9,791)      (7,338)
                                                 --------     --------
             Total                               $30,293      $30,273
                                                 ========     ========


4. Long-term debt and interest rate swap agreements

At March 31, 1998, long-term debt outstanding totaled $245 million under a credit agreement with a group of seven banks led by Wachovia Bank, N.A. as agent. This debt was incurred in the first quarter of fiscal 1998 to finance the acquisitions of the four television stations. The credit agreement consists of a $210 million, 60-month term loan and a $150 million, 60-month revolving credit facility. On July 1, 1997, $125 million was borrowed under the revolving credit facility. On September 4, 1997, the company borrowed the full amount of the term loan ($210 million) and reduced the borrowing under the revolving credit facility to $60 million, for total debt of $270 million. The first principal payment of $25 million, due under the term loan on May 31, 1998, was prepaid in March 1998. The term loan requires the following annual principal payments on May 31, 1999 through 2002, respectively: $40 million, $45 million, $50 million and $50 million. Any amounts owed under the revolving credit facility are due and payable on July 1, 2002. The credit agreement includes certain financial covenants. These include requirements that the ratio of consolidated funded debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization) be less than 3.5 to 1.0 and the fixed-charge-coverage ratio not be less than 2.0 to 1.0. As of March 31, 1998, the company was in compliance with all debt covenants.

Interest rates under the credit agreement are based on one of the following, plus applicable margins: adjusted LIBOR; the higher of Wachovia Bank's prime rate or the overnight federal funds rate; or money market rates. Meredith is utilizing interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company entered into two interest rate swap contracts with effective dates of September 30, 1997, for purposes other than trading. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three month LIBOR. As a result, Meredith expects to have an effective borrowing cost of approximately 6.75 percent (including applicable margins and fees) over the entire term of the loan agreement. The weighted average interest rate at March 31, 1998, was 6.75 percent.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




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

The fair value of the interest rate swap agreements is the estimated amount that the company would pay or receive to terminate the swap agreements. At March 31, 1998, this value was not material as there has been no significant change in interest rates or creditworthiness of the swap counterparties since the swap agreements were entered into.


5. Earnings per share

   Reconciliations of the earnings from continuing operations and shares used in the basic and diluted EPS computations follow:


Three months ended             March 31, 1998              March 31, 1997
------------------        ------------------------    ------------------------
                                             Per                         Per
(in thousands except                        Share                       Share
 per share)               Earnings  Shares  Amount    Earnings  Shares  Amount
                          --------  ------  ------    --------  ------  ------

Earnings from continuing
 operations               $20,115                     $18,428

Basic EPS
  Earnings available to
   common stockholders     20,115   52,865   $ .38     18,428   53,540   $ .34
                                             =====                       =====
Effect of dilutive common
 stock equivalents              -    1,501                  -    2,008
                          -------   ------            -------   ------
Diluted EPS
  Income available to
   common stockholders
   plus assumed
   conversions            $20,115   54,366   $ .37    $18,428   55,548   $ .33
                          =======   ======   =====    =======   ======   =====

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




Nine months ended              March 31, 1998              March 31, 1997
-----------------         ------------------------    ------------------------
                                             Per                         Per
(in thousands except                        Share                       Share
 per share)               Earnings  Shares  Amount    Earnings  Shares  Amount
                          --------  ------  ------    --------  ------  ------

Earnings from continuing
 operations               $57,538                     $47,965

Basic EPS
  Earnings available to
   common stockholders     57,538   52,987   $1.09     47,965   53,624   $ .89
                                             =====                       =====
Effect of dilutive common
 stock equivalents              -    2,142                  -    1,979
                          -------   ------            -------   ------
Diluted EPS
  Income available to
   common stockholders
   plus assumed
   conversion             $57,538   55,129   $1.04    $47,965   55,603   $ .86
                          =======   ======   =====    =======   ======   =====


Options to purchase 58,400 shares of common stock at $26.37, 58,400 shares at $25.39, 50,000 shares at $25.84, 233,400 at $26.03 and 116,600 at $32.54 were outstanding at March 31, 1997, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of $25.17 of the common shares during the latest quarter. There were no options outstanding at March 31, 1998, that were not included in the computation of diluted EPS.

Options to purchase 220,720 shares were exercised during the nine months ended March 31, 1998 (348,000 shares in the nine months ended March 31, 1997).


6. Industry segment information

a. Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. The company's principal businesses are magazine publishing and television broadcasting. Operating profits of the publishing and broadcasting segments were 54 percent and 44 percent, respectively, of total operating profit before unallocated corporate expenses in the nine months ended March 31, 1998. Magazine operations accounted for more than 90 percent of the revenues and operating profit of the publishing segment, which also

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


includes book publishing and brand licensing, during that time period. Better Homes and Gardens is the most significant trademark to the publishing segment and is used extensively in magazine and book publishing and licensing operations. The company also operates a residential real estate marketing and franchising business under the Better Homes and Gardens trademark. Meredith's operations are diversified geographically within the United States, and the company has a broad customer base.

Advertising and magazine circulation revenues accounted for approximately 57 percent and 27 percent, respectively, of the company's revenues in the first nine months of fiscal 1998. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for our products. National and local economic conditions largely affect the overall industry levels of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.

b. Revenues, operating profit and depreciation and amortization by industry segment are shown below:
                                    (unaudited)             (unaudited)
                                    Three Months            Nine Months
                                   Ended March 31         Ended March 31
                                 -------------------    -------------------
                                   1998       1997        1998       1997
                                 --------   --------    --------   --------
                                               (in thousands)
Revenues
  Publishing                     $197,369   $182,116    $548,088   $499,868
  Broadcasting                     56,740     34,943     172,944    113,822
  Real Estate                       6,077      5,976      18,937     18,297
                                 --------   --------    --------   --------
    Total revenues               $260,186   $223,035    $739,969   $631,987
                                 ========   ========    ========   ========
Operating profit
  Publishing                     $ 31,779   $ 28,024    $ 70,322   $ 59,324
  Broadcasting                     14,564     10,608      56,865     40,809
  Real Estate                         925        568       3,249      2,580
  Unallocated corporate expense    (8,633)    (8,202)    (20,507)   (20,105)
                                 --------   --------    --------   --------
    Income from operations         38,635     30,998     109,929     82,608

  Interest income                     277      1,566       1,043      3,120
  Interest expense                 (4,020)       (63)    (10,737)    (1,134)
                                 --------   --------    --------   --------
  Earnings from continuing
    operations before income
    taxes                          34,892     32,501     100,235     84,594

  Income taxes                     14,777     14,073      42,697     36,629
                                 --------   --------    --------   --------
    Earnings from
      continuing operations      $ 20,115   $ 18,428    $ 57,538   $ 47,965
                                 ========   ========    ========   ========

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


Depreciation and amortization
  Publishing                     $  2,454   $  2,195    $  7,008   $  6,574
  Broadcasting                      6,144      3,318      18,002      9,160
  Real Estate                         155        128         438        395
  Unallocated corporate               441        391       1,132      1,130
                                 --------   --------    --------   --------
    Total depreciation
      and amortization           $  9,194   $  6,032    $ 26,580   $ 17,259
                                 ========   ========    ========   ========




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


                          Results of Operations

The following discussion compares the results of operations of Meredith Corporation and subsidiaries (Meredith or the company) for the third quarter and first nine months of fiscal 1998 to the comparable periods in the prior year. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 1997. All per-share amounts are computed on a post-tax basis and reflect a two-for-one stock split in March 1997.

This section contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ from materially from those anticipated. Reader's are referred to Management's Discussion and Analysis in the company's Form 10-K for the year ended June 30, 1997, for a summary of such risks and uncertainties.


                            Significant Events

On July 1, 1997, Meredith completed the acquisition of three television stations from First Media Television, L.P., for $216 million. The stations were: KPDX-Portland, Ore., KFXO-Bend, Ore. and WHNS-Greenville, S.C./Spartanburg, S.C./Asheville, N.C. All three stations are affiliates of the FOX television network. On September 4, 1997, Meredith acquired and then exchanged the net assets of the fourth First Media station, WCPX-TV in Orlando, for WFSB-TV, a CBS network-affiliated television station serving the Hartford/New Haven, Conn. market. WFSB was acquired from Post-Newsweek Stations, Inc. through an exchange of assets plus a $60 million cash payment to Meredith. The result was a net cost to the company of $159 million for WFSB. The asset exchange was necessitated by Federal Communications Commission (FCC) regulations which prohibit ownership of multiple television stations in one market. The company owns WOFL-TV, a FOX network affiliate serving the Orlando market.

Consolidated
------------
                                     Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                    1998       1997        1998       1997
                                  --------   --------    --------   --------
                                            (in thousands, except per share)

     Total revenues               $260,186   $223,035    $739,969   $631,987
                                  ========   ========    ========   ========

     Income from operations       $ 38,635   $ 30,998    $109,929   $ 82,608
                                  ========   ========    ========   ========

     Earnings from continuing
       operations                 $ 20,115   $ 18,428    $ 57,538   $ 47,965
                                  ========   ========    ========   ========

     Discontinued operation       $   --     $   --      $   --     $ 27,693
                                  ========   ========    ========   ========

     Net earnings                 $ 20,115   $ 18,428    $ 57,538   $ 75,658
                                  ========   ========    ========   ========

     Diluted earnings per share:
       Earnings from continuing
       operations                 $   0.37   $   0.33    $   1.04   $   0.86
                                  ========   ========    ========   ========

       Net earnings               $   0.37   $   0.33    $   1.04   $   1.36
                                  ========   ========    ========   ========


Net earnings of $20.1 million, or 37 cents per diluted share, were recorded in the quarter ended March 31, 1998, compared to net earnings of $18.4 million, or 33 cents per diluted share, in the prior-year third quarter. For the nine months ended March 31, 1998, net earnings were $57.5 million, or $1.04 per diluted share, compared to net earnings of $75.7 million, or $1.36 per diluted share, in the prior-year period. Net earnings for the nine months ended March 31, 1997, included a post-tax gain of $27.7 million, or 50 cents per diluted share, from the sale of the discontinued cable operations.

Earnings from continuing operations for the comparative nine-month periods were $57.5 million, or $1.04 per diluted share, in fiscal 1998 and $48.0 million, or 86 cents per diluted share, in the prior-year period. Fiscal 1998 diluted earnings per share from continuing operations increased 12 percent for the third quarter and 21 percent for the nine-month period compared to the prior-year periods.

Diluted earnings per share are calculated based on the average number of common shares and common stock equivalents outstanding in the period. Common stock equivalents represent the potential dilution from stock options outstanding. This calculation is presented in accordance with Statement of Financial Standards No. 128, "Earnings per Share," which was adopted in the second fiscal quarter ended December 31, 1997. Prior to its adoption, the company reported primary earnings per share, the calculation of which was not materially different from the diluted earnings per share currently reported. All prior-period earnings per share calculations have been restated.

Revenues increased 17 percent in both the quarter and the nine-month period due to the first quarter acquisition of four television stations and higher publishing revenues. The increase in publishing revenues reflected higher magazine advertising and circulation revenues and increased custom publishing and consumer book revenues. Comparable revenues, excluding the new stations, increased nearly 10 percent in both periods.

Operating costs increased in both periods due to the addition of the four television stations, growth in existing magazine titles and custom publishing volumes, and increased investment in newer magazine titles and television programming efforts. Income from operations increased 25 percent in the quarter and 33 percent for the year-to-date period. The operating profit margin grew from 14 percent in the fiscal 1997 third quarter to 15 percent in the current quarter. For the nine months ended March 31, 1998, the operating profit margin was 15 percent compared to 13 percent in the prior-year period. The margin improvement in both periods reflected increased ad revenues from publishing and the addition of the four television stations as the company's television broadcasting business has higher profit margins than the publishing segment. Depreciation and amortization expenses increased in total and as a percentage of revenues due to the amortization of intangibles associated with the acquisition of the four television stations.

Debt incurred for the acquisitions of the four television stations resulted in net interest expense in the current quarter and year-to-date periods versus net interest income in the prior-year periods. Overall, management estimates that the broadcasting acquisitions caused little to no dilution in earnings per share in the quarter and year-to-date periods. This estimated calculation includes the after-tax effects of the stations' operating profits after amortization of intangibles, interest expense on debt and estimated interest income forgone from cash available for investment. Improvement versus initial projections results from a lower than anticipated average interest rate on debt, improved operating performance by the stations and lower amortization expense based on final appraisals.

The company's effective tax rate was approximately 42.5 percent in the current quarter and nine-month period compared with 43.3 percent in the prior-year periods. The decline reflects an increase in currently estimated fiscal year earnings, which lessens the effect of nondeductible items on the overall tax rate.

Publishing
----------
                                     Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                    1998       1997        1998       1997
                                  --------   --------    --------   --------
                                                             (in thousands)
     Revenues
     ---------
       Magazine advertising       $ 96,216   $ 88,662    $259,378   $229,723
       Magazine circulation         68,054     65,648     202,986    192,451
       Consumer book                15,077      8,396      36,418     29,182
       Other                        18,022     19,410      49,306     48,512
                                  --------   --------    --------   --------
     Total revenues               $197,369   $182,116    $548,088   $499,868
                                  ========   ========    ========   ========

     Operating profit             $ 31,779   $ 28,024    $ 70,322   $ 59,324
                                  ========   ========    ========   ========


Publishing revenues increased 8 percent compared to the prior-year quarter and 10 percent versus the prior-year nine-month period due to increased magazine advertising and circulation revenues and higher custom publishing and consumer book revenues. Magazine advertising revenues grew 9 percent in the third quarter and 13 percent in the nine-month period ended March 31, 1998, as most titles reported increased ad pages. Ladies' Home Journal, Successful Farming, Country Home, Traditional Home, Golf for Women and Crayola Kids magazines reported strong ad revenue growth in both periods primarily due to additional ad pages sold. Better Homes and Gardens ad revenues were flat for the third quarter reflecting a small decline in ad pages due to special 75th anniversary promotions in the prior-year quarter. For the year-to-date period, Better Homes and Gardens reported increased ad revenues from a combination of additional ad pages and higher average rates per page.

Magazine circulation revenues increased 4 percent in the quarter and 5 percent in the fiscal year-to-date period. Increased newsstand sales of the Better Homes and Gardens Special Interest Publications, newsstand sales of other special and custom issues, and increased subscription revenues due to new titles and higher average prices for several existing titles led to the increases. Consumer book revenues increased in both the quarter and year-to-date period reflecting increased sales volumes of custom books developed for The Home Depot (including a new title introduced in the fiscal third quarter), books sold under the Ortho agreement and the Better Homes and Gardens annuals.

Publishing operating profit was up 13 percent in the fiscal 1998 third quarter and 19 percent for the fiscal year-to-date. The improvements were largely a result of increased operating profit from magazine publishing due to higher ad revenues. Favorable circulation results, due to the aforementioned revenue increases, and increased contribution from the company's custom publishing and marketing business also were factors in the improvements. Higher sales volumes led to increased operating profit from book publishing. Licensing revenues and operating profit were lower in the current year periods primarily as a result of a one-time favorable audit adjustment to revenues received from the company's garden licensing agreement with Wal-Mart Stores, Inc., in the prior-year third quarter.

Paper is a significant expense of the Publishing segment. Although major suppliers have increased paper prices during the fiscal year, total paper costs for the quarter and year-to-date period have changed little from the respective prior year periods due to the timing of price decreases in the prior fiscal year. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. However, at this time, management does not anticipate any further increases in paper prices until the first half of fiscal 1999.



Broadcasting
------------
                                     Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                    1998       1997        1998       1997
                                  --------   --------    --------   --------
                                                             (in thousands)
     Revenues
     ---------
       Advertising                $ 54,925   $ 32,981    $164,954   $108,020
       Other                         1,815      1,962       7,990      5,802
                                  --------   --------    --------   --------
     Total revenues               $ 56,740   $ 34,943    $172,944   $113,822
                                  ========   ========    ========   ========

     Operating profit             $ 14,564   $ 10,608    $ 56,865   $ 40,809
                                  ========   ========    ========   ========


Revenues increased 62 percent in the fiscal 1998 third quarter and 52 percent in the nine months ended March 31, 1998, primarily due to the first quarter acquisition of four television stations. Excluding the new stations, broadcasting reported record revenues and operating profits in both periods. Among comparable stations, KPHO-Phoenix, KCTV-Kansas City and KVVU-Las Vegas reported strong advertising revenue growth in both the quarter and nine-month period. Operating profit increased 37 percent in the third quarter and 39 percent in the nine-month period including results of the newly-acquired stations. The improvement in comparable stations' results for the quarter and nine-month period primarily reflected higher advertising revenues. These improvements occurred in spite of costs associated with introducing local news programming at WOFL-Orlando, WOGX-Ocala and KVVU-Las Vegas.


Real Estate
-----------
                                     Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                    1998       1997        1998       1997
                                  --------   --------    --------   --------
                                                             (in thousands)

     Total revenues               $  6,077   $  5,976    $ 18,937   $ 18,297
                                  ========   ========    ========   ========

     Operating profit             $    925   $    568    $  3,249   $  2,580
                                  ========   ========    ========   ========

Revenues and operating profits increased in both the quarter and nine months ended March 31, 1998, largely due to higher transaction fee revenues, resulting from strength in the home re-sale market.




                        Liquidity and Capital Resources


Consolidated
------------

    Nine months ended March 31              1998               1997
    --------------------------           ---------           --------
                                                        (in thousands)

     Net earnings                        $  57,538           $ 75,658
                                         =========           ========

     Cash flows from operations          $ 105,352           $ 68,610
                                         =========           ========

     Cash flows from investing           $(366,604)          $ 57,458
                                         =========           ========

     Cash flows from financing           $ 196,250           $(86,447)
                                         =========           ========

     Net cash flows                      $ (65,002)          $ 39,621
                                         =========           ========

     EBITDA                              $ 136,509           $ 99,867
                                         =========           ========


Cash and cash equivalents decreased by $65.0 million in the first nine months of fiscal 1998 compared to an increase in cash of $39.6 million in the comparable prior-year period. The change reflected the acquisition of four television stations in the current period and the sale of the discontinued cable operation in the prior-year period. Cash provided by operating activities increased due to higher earnings before depreciation and amortization. The acquisition of the television stations resulted in substantial increases in certain balance sheet items from June 30, 1997 to March 31, 1998, including: accounts receivable; program rights; property, plant and equipment; goodwill and other intangibles; program rights payable; and deferred taxes. Increased publishing revenues also contributed to the increase in accounts receivable from June 30, 1997. The change in deferred taxes over the nine-month period also reflected the timing of tax benefits related to stock options exercised, restricted stock awarded and a tax change related to the valuation of accounts receivable.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA for the first nine months of fiscal 1998 increased 37 percent from the prior-year period due to improved operating results and the acquisition of the four television stations. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At March 31, 1998, long-term debt outstanding totaled $245 million under a credit agreement with a group of seven banks led by Wachovia Bank, N.A. as agent. This debt was incurred in the first quarter of fiscal 1998 to finance the acquisitions of the four television stations. The credit agreement consists of a $210 million, 60-month term loan and a $150 million, 60-month revolving credit facility. Currently the company's debt consists of $185 million outstanding under the term loan and $60 million outstanding under the revolving credit portion of the agreement. The term loan requires the following annual principal payments on May 31, 1999 through 2002, respectively:
$40 million, $45 million, $50 million and $50 million. The first principal payment of $25 million, due under the term loan on May 31, 1998, was prepaid in March 1998. Amounts owed under the revolving credit facility are due and payable on July 1, 2002. Funds for payments of interest and principal on the debt are expected to be provided by cash generated from future operating activities. The credit agreement includes certain financial covenants. These include requirements that the ratio of consolidated funded debt-to-EBITDA be less than 3.5 to 1.0 and the fixed-charge-coverage ratio not be less than 2.0 to 1.0. As of March 31, 1998, the company was in compliance with all debt covenants.

Interest rates under the credit agreement are based on one of the following, plus applicable margins: adjusted LIBOR; the higher of Wachovia Bank's prime rate or the overnight federal funds rate; or money market rates. Meredith has utilized interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company entered into two interest rate swap contracts with effective dates of September 30, 1997, for purposes other than trading. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three-month LIBOR. The current notional amount of indebtedness covers all of the debt outstanding. The swap contracts terminate on March 30, 2001, and the notional amount of indebtedness varies over the terms of the contracts. Meredith expects to have an effective borrowing cost of approximately 6.75 percent (including applicable margins and fees) over the entire term of the loan agreement. The company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap contracts. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

In the first nine months of fiscal 1998, the company spent $23.6 million for the repurchase of 713,000 shares of Meredith Corporation common stock at then current market prices. This compares with spending of $19.7 million for the repurchase of 842,000 shares in the comparable prior-year period. As of March 31, 1998, approximately 1.6 million shares could be repurchased under existing authorizations by the board of directors. Meredith has entered into an agreement to repurchase up to 600,000 shares during the next nine months under these authorizations. The status of the repurchase program is reviewed at each quarterly board of directors meeting. The company expects to continue to repurchase shares in the foreseeable future, subject to market conditions.

Dividends paid in the first nine months of fiscal 1998 were $10.6 million, or 20 cents per share, compared with $9.4 million, or 17.5 cents per share, in the prior-year period. On February 2, 1998, the board of directors increased the quarterly dividend by 8 percent (one-half cent per share) to 7 cents per share effective with the dividend payable on March 13, 1998. On an annual basis, the effect of this quarterly dividend increase would be to increase dividends paid by approximately $1.1 million at the current number of shares outstanding.

Spending for property, plant and equipment increased to $36.3 million in the first nine months of fiscal 1998 from $13.0 million in the prior-year period. The increase primarily reflected higher spending for the construction of a new office building and related improvements in Des Moines. Higher spending for computer hardware and software and broadcasting technical equipment also contributed. Capital expenditures for fiscal 1998 are expected to be approximately double the fiscal 1997 spending level. Fiscal 1998 spending will include approximately $24 million for the completion of the Des Moines building project. Fiscal 1997 spending for this project totaled $11 million. Other significant spending in fiscal 1998 relates to new computer systems, the introduction of local news programming at three television stations and a building remodeling project at one television station. Funds for the new Des Moines building and other capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibits

    10) Employment agreement dated February 2, 1998 between Meredith Corporation and E. T. Meredith III

    27.1)  Financial Data Schedule

    27.2)  Restated Financial Data Schedule

    99) Additional financial information from the Company's third quarter press release dated April 20, 1998.



(b) Reports on Form 8-K

    No Form 8-K was filed during the quarter ended March 31, 1998.

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



                              MEREDITH CORPORATION
                              Registrant




                                 (Stephen M. Lacy)
                                  Stephen M. Lacy
                      Vice President - Chief Financial Officer
                              (Principal Financial and
                                 Accounting Officer)







Date:  May 14, 1998

                               Index to Exhibits







     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

      10 Employment agreement dated February 2, 1998 between Meredith Corporation and E. T. Meredith III

      27.1        Financial Data Schedule

      27.2        Restated Financial Data Schedule

      99 Additional financial information from the Company's third quarter press release dated April 20, 1998.