Form 10-K405
period 1998-06-30
MEREDITH CORP
filed 1998-09-24
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   Form 10-K


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1998
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

The registrant estimates the aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 1998, was $1,542,948,000 based upon the closing price on the New York Stock Exchange at that date.

Number of common shares outstanding at July 31, 1998:         41,208,721
Number of class B shares outstanding at July 31, 1998:        11,254,464
                                                              ----------
  Total common and class B shares outstanding                 52,463,185
                                                              ==========

                        DOCUMENT INCORPORATED BY REFERENCE


          Description of document              Part of the Form 10-K
   ------------------------------------   --------------------------------

   Certain portions of the Registrant's
     Proxy Statement for the Annual       Part III to the extent described
     Meeting of Stockholders to be        therein.
     held on November 9, 1998



                                    PART I

Item 1.  Business

General
-------

Meredith Corporation was founded in 1902 by Edwin Thomas Meredith and incorporated in Iowa in 1905. Since its beginnings in agricultural publishing, the company has expanded to include mass audience and special interest publications designed to serve the home and family market. In 1948, Meredith entered the television broadcasting business. The company now owns and operates television stations in locations across the continental United States. These publishing and broadcasting businesses and associated trademarks have been the core of Meredith's success.

Meredith has two operating segments for reporting purposes: publishing and broadcasting. The publishing segment includes magazine/book publishing and brand franchising/licensing operations. The previously reported real estate segment has been combined with the publishing segment due to its use of the Better Homes and Gardens trademark and the fact that it is smaller than segment criteria defined by accounting standards. The broadcasting segment includes the operation of network-affiliated television stations in geographically diverse markets. In previously reported fiscal years, the company's segments included cable television. The cable segment was classified as a discontinued operation in fiscal 1996 and the sale of all cable television operations was finalized in fiscal 1997. Additionally, virtually all businesses within each segment operate in the United States.

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

The company had 2,559 employees at June 30, 1998 (including 169 part-time employees).





Business Developments
---------------------

In January 1997, the company announced that it would acquire all four of the television stations of First Media Television, L.P., for $435 million. On July 1, 1997, Meredith completed the acquisition of three of these stations: KPDX - Portland, Ore.; KFXO - Bend, Ore.; and WHNS - Greenville, S.C./Spartanburg, S.C./Asheville, N.C. All three stations are affiliates of the FOX network.
The fourth First Media station was WCPX-TV, a CBS network affiliate in Orlando, Fla., where Meredith owns WOFL, a FOX affiliate. Because FCC regulations prohibit ownership of multiple stations in one market, Meredith exchanged the assets of WCPX for WFSB, a CBS affiliate serving the Hartford/New Haven, Conn., market and $60 million in cash from Post-Newsweek Stations, Inc., a subsidiary of the Washington Post Company. This transaction was completed on September 4, 1997.

On June 29, 1998, the company announced that it would sell the net assets of the Better Homes and Gardens Real Estate Service to GMAC Home Services, Inc., a subsidiary of GMAC Financial Services. In a separate transaction, Meredith and GMAC Home Services announced the intent to enter into a licensing agreement authorizing GMAC Home Services to use the Better Homes and Gardens trademark in connection with residential real estate marketing for up to 10 years. The sale and licensing agreement were finalized in July 1998. Financial terms were not disclosed, but the transactions will not have a material impact on Meredith's financial performance.

On August 24, 1998, the company announced that it had reached an agreement to acquire the net assets of WGNX-TV, a CBS-affiliated television station serving the Atlanta, Ga., market from Tribune Company. The Atlanta market is the nation's 10th largest television market. The acquisition is expected to be finalized early in calendar 1999, subject to regulatory approvals.

The information required by this item regarding financial information about industry segments is set forth on pages F-4 and F-5 of this Form 10-K and is incorporated herein by reference.

Description of Business
-----------------------

PUBLISHING
----------

     Years ended June 30            1998           1997           1996
     -------------------------------------------------------------------
                                                          (in thousands)

     Publishing revenues          $770,607       $698,790       $721,205

     Publishing operating profit  $ 98,126       $ 84,235       $ 67,603


Publishing represented 76 percent of the company's consolidated revenues and 55 percent of consolidated operating profit before unallocated corporate expenses in fiscal 1998.


Magazine
--------

Magazine operations account for more than 85 percent of the revenues and operating profit of the publishing segment. Meredith currently publishes 21 subscription magazines that appeal primarily to consumers in the home and family market. Key advertising and circulation information for major subscription titles is as follows:

                                                   June 30
     Title                          Frequency     Rate Base     Ad Pages
     -------------------------------------------------------------------

     Better Homes and Gardens - Home service
       Fiscal 1998                  Monthly       7,600,000      1,893
       Fiscal 1997                  Monthly       7,600,000      1,820

     Ladies' Home Journal - Women's service
       Fiscal 1998                  Monthly       4,500,000      1,506
       Fiscal 1997                  Monthly       4,500,000      1,390

     Country Home - Home decorating
       Fiscal 1998                  Bimonthly     1,000,000        645
       Fiscal 1997                  Bimonthly     1,000,000        605

     Country America - Country music and lifestyle
       Fiscal 1998                  Bimonthly       900,000        336
       Fiscal 1997                  Bimonthly       900,000        382

     Midwest Living - Regional travel and lifestyle
       Fiscal 1998                  Bimonthly       815,000        608
       Fiscal 1997                  Bimonthly       815,000        631

     Traditional Home - Home decorating
       Fiscal 1998                  Bimonthly       775,000        573
       Fiscal 1997                  Bimonthly       775,000        511

     Family Money - Personal finance
       Fiscal 1998                  Quarterly       625,000        193
       Fiscal 1997                  Not published

     WOOD - Woodworking projects and techniques
       Fiscal 1998                  9x/year         600,000        416
       Fiscal 1997                  9x/year         600,000        375

     Successful Farming - Farm information
       Fiscal 1998                  12x/year        475,000        700
       Fiscal 1997                  12x/year        475,000        619

     Crayola Kids - Kids' reading, crafts and games
       Fiscal 1998                  Bimonthly       500,000        282
       Fiscal 1997                  Bimonthly       450,000        135

     Golf for Women - Golf instruction and information
       Fiscal 1998                  Bimonthly       360,000        526*
       Fiscal 1997                  Bimonthly       350,000        315*

     *Fiscal 1998 included seven issues versus five in fiscal 1997 due to a change in an issue on-sale date.


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

Country Home magazine will increase its frequency to eight issues per year in calendar 1999. This will result in seven issues being published in fiscal 1999.

Country America magazine, published by Country America Corporation, is jointly owned by Meredith Corporation (which owns 80 percent), Group W Satellite Communications and Opryland U.S.A., Inc.

Family Money magazine has increased its rate base from 250,000 at its launch in September 1997. The current rate base includes approximately 300,000 copies of a customized edition purchased by Metropolitan Life Insurance Company. Family Money will increase its frequency to bimonthly in calendar 1999. This will result in five issues being published in fiscal 1999.

Crayola Kids magazine and the Crayola Kids line of books are published under a license from Binney & Smith Properties, Inc., makers of Crayola crayons. The company pays Binney & Smith royalties for use of the Crayola trademark.

Other bimonthly subscription magazines published by the company include three Better Homes and Gardens craft titles (American Patchwork & Quilting, Cross Stitch & Needlework and Decorative Woodcrafts). In addition, Meredith publishes six quarterly subscription magazines: Country Home Country Gardens,

Traditional Home Renovation Style and four titles under the Better Homes and Gardens name (Crafts Showcase, Decorating, Do It Yourself and Garden, Deck & Landscape). Country Home Country Gardens magazine will increase its frequency to bimonthly in calendar 1999. This will result in five issues being published in fiscal 1999. Crafts Showcase will become a bimonthly title in fiscal 1999. All subscription magazines, except Successful Farming, are also sold on newsstands. Successful Farming is available only by subscription to qualified farm families.

Several subscription magazines also publish related specialty magazines sold primarily on newsstands. In both fiscal 1997 and 1998, Ladies' Home Journal published one issue of MORE magazine, aimed at women over age 40. In fiscal 1998, the company announced that MORE will become a bimonthly subscription magazine beginning in fiscal 1999, with a rate base of 400,000 by January 1999.

In addition, the group of Better Homes and Gardens Special Interest Publications, sold primarily on newsstands, is one of the larger contributors to revenues and operating profit of magazine publishing. These titles are issued from one to four times annually. Approximately 40 different titles (86 issues in fiscal 1998) were published in categories including decorating, do-it-yourself, home plans, crafts, gardening, holidays and cooking. Based on total annual advertising and circulation revenues, this group of publications ranks as the third-largest magazine profit center, trailing only Better Homes and Gardens and Ladies' Home Journal.

American Park Network, a wholly owned subsidiary, publishes the country's largest collection of visitor guide magazines for national, state and wildlife parks. American Park Network published 21 magazines, primarily furnished free to park visitors, in fiscal 1998. California Tourism Publications, another wholly owned subsidiary, produces travel publications for the California Division of Tourism. Meredith also publishes travel guides for other states and cities.

Meredith also has a 50 percent interest in a monthly Australian edition of Better Homes and Gardens magazine.

Meredith Integrated Marketing was created during fiscal 1998 by combining the company's custom publishing and custom marketing operations. This allows the company to offer advertisers and other external clients more integrated strategies that combine all of Meredith's custom capabilities on both one-time and periodic bases. Current clients include Sears Roebuck & Company, Northwest Airlines, Metropolitan Life Insurance Company, and Nestle USA, among others.

Magazine operations also realize revenues from the sale of ancillary products and services. One of these services, Meredith Print Advantage, provides prepress and print production services.

Additionally, several of the company's magazines have established Web sites on the Internet. Two of the most popular are Better Homes and Gardens Online and Successful Farming @griculture Online. However, none of these ventures is currently a material source of revenues or operating profit.

Magazine Advertising
--------------------

     Years ended June 30               1998           1997           1996
     ----------------------------------------------------------------------
                                                             (in thousands)

     Magazine advertising revenues   $351,568       $311,161       $308,959


Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of the company's larger magazines offer advertisers different regional and demographic editions which contain the same basic editorial material but permit advertisers to concentrate their advertising in specific markets or to target specific audiences. The company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted forms). Most of the company's advertising pages and revenues are derived from run-of-press display advertising. Meredith has a group sales staff specializing in advertising sales across titles.


Magazine Circulation
--------------------

     Years ended June 30               1998           1997           1996
     ----------------------------------------------------------------------
                                                             (in thousands)

     Magazine circulation revenues   $271,004       $257,222       $272,406

Subscription revenues, the largest source of circulation revenues, are generated through direct-mail solicitation, agencies, insert cards and other means. Newsstand sales also are important sources of circulation revenues for most magazines. Magazine wholesalers have the right to receive credit from the company for magazines returned to them by retailers.


Books
-----

     Years ended June 30               1998           1997           1996
     ----------------------------------------------------------------------
                                                             (in thousands)

     Consumer book revenues          $ 48,927       $ 38,336       $ 56,481

The company publishes and markets a line of approximately 290 consumer home and family service books, published primarily under the Better Homes and Gardens trademark. They are sold through retail book and specialty stores, mass merchandisers and other means. Fifty new or revised titles were published during fiscal 1998. The company has a contract with The Solaris Group, a unit of Monsanto Company, for the creative, editorial, production and channel sales of the Ortho retail book line. The Ortho retail book line consists of gardening, do-it-yourself and decorating titles distributed primarily in garden and home centers. Meredith pays royalties based on Ortho book sales. Monsanto has agreed to sell its Ortho business to The Scotts Company. This development is not expected to affect Meredith's relationship with Ortho.

The company also has a contract to produce a line of retail books for The Home Depot. Two titles have been released to date, including one in fiscal 1998. These books are sold in The Home Depot stores, as well as other retail book outlets.


Brand Licensing
---------------

The company has licensed Wal-Mart Stores, Inc., to sell Better Homes and Gardens branded products in its garden centers nationwide. This agreement was renewed for an additional five years effective in January 1998. Meredith receives a license fee for sales of licensed products offered exclusively in Wal-Mart stores. In addition, in fiscal 1998 Wal-Mart stores offered Better Homes and Gardens Floral & Nature Crafts branded products in their crafts areas.


Real Estate
-----------

The Better Homes and Gardens Real Estate Service is a national residential real estate franchise and marketing service. Members and their affiliates totaled 806 in the United States and 24 internationally on June 30, 1998. The primary revenue sources of the real estate operations are franchise fees (based on a percentage of each member's gross commission income on residential housing sales) and the sale of marketing programs and materials to members and affiliates. As noted in the Business Developments section of this report, the net assets of the Better Homes and Gardens Real Estate Service were sold in July 1998.


Production and Delivery
-----------------------

The major raw materials essential to this segment are coated publication and book-grade papers. Meredith supplies all of the paper for its magazine production and most of the paper for its book production. The company's major paper suppliers increased prices on certain types of paper on two different occasions in fiscal 1998 resulting in higher average paper prices for the fiscal year. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. However, at this time, management anticipates that further price increases may occur, most likely in the latter half of fiscal 1999. The company has contractual agreements with major paper manufacturers to ensure adequate supplies of paper for planned publishing requirements.

The company has printing contracts for all of its magazine titles. Its two largest titles, Better Homes and Gardens and Ladies' Home Journal, are printed under long-term contracts with a major United States printer. The company's largest magazine printing contract was to expire on January 1, 2000. This contract has been renewed and new contracts with other major printers are anticipated in the near future. These changes are expected to result in lower unit costs in fiscal 2000 and beyond. All of the company's published books are manufactured by outside printers. Book manufacturing contracts are generally on a title-by-title basis.

Postage is also a significant expense to this segment due to the large volume of magazine and subscription promotion mailings. The publishing operations continually seek the most economical and effective methods for mail delivery. Accordingly, certain cost-saving measures, such as pre-sorting and drop-shipping to central postal centers, are utilized. The U.S. Postal Service has approved rate changes, effective in January 1999, that will increase periodical mailing costs 4.6 percent. Meredith anticipates a smaller effective increase due to the company's use of various cost-saving measures and its mix of mail by rate class.

Paper, printing and postage costs accounted for approximately 40 percent of the publishing segment's fiscal 1998 operating costs.

Fulfillment services for the company's magazine operations are provided by unrelated third parties under negotiated contract terms. National newsstand distribution services are also provided by an unrelated third party under a multi-year agreement.

Competition
-----------

Publishing is a highly competitive business. The company's magazines, books, and related publishing products and services compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial quality and customer service.
Competition for advertising dollars in magazine operations is primarily based on advertising rates, reader response to advertisers' products and services and effectiveness of sales teams. Better Homes and Gardens and Ladies' Home Journal compete for readers and advertising dollars primarily in the women's service magazine category. Both are part of a group known as the "Seven Sisters," which also includes Family Circle, Good Housekeeping, McCall's, Redbook and Woman's Day magazines, published by other companies. In fiscal 1998, the combined advertising revenue market share of Better Homes and Gardens and Ladies' Home Journal magazines totaled 39.4 percent. Their share exceeded that of all other corporate publishers included in the Seven Sisters.


BROADCASTING
------------

     Years ended June 30               1998           1997           1996
     ----------------------------------------------------------------------
                                                             (in thousands)
     Broadcasting advertising
       revenues                      $228,461       $148,517       $137,964
     Broadcasting total revenues     $239,320       $156,428       $145,932
     Broadcasting operating profit   $ 80,132       $ 58,505       $ 52,311

Broadcasting represented 24 percent of the company's consolidated revenues and 45 percent of consolidated operating profit before unallocated corporate expenses in fiscal 1998. Revenues and operating profit increased substantially versus fiscal 1997 primarily due to the first quarter acquisitions of 4 television stations: KPDX, KFXO, WHNS and WFSB.

The following table lists selected information regarding the company's television stations as of September 1, 1998:


Station, Channel,                                                     Major
 Market, Network                  DMA      Expiration    Average    Commercial
   Affiliation,     TV Homes    National   Date of FCC   Audience   TV Stations
   Frequency(1)      in DMA     Rank(2)    License       Share(3)  in Market(4)
-----------------   ---------   --------   -----------   --------  ------------

  KPHO-TV, Ch. 5    1,289,000      17      10- 1-1998     12.0%        4 VHF
  Phoenix, Ariz.                                                       4 UHF
  (CBS) VHF

  WOFL-TV, Ch. 35   1,041,000      22       2- 1-2005      8.3%        3 VHF
  Orlando/Daytona Beach/Melbourne, Fla.                                4 UHF
  (FOX)  UHF

  KPDX-TV, Ch. 49     976,000      24       2- 1-1999      8.5%        4 VHF
  Portland, Ore.                                                       2 UHF
  (FOX)  UHF

  WFSB-TV, Ch. 3      916,000      27       4- 1-1999     17.0%        2 VHF
  Hartford/New Haven, Conn.                                            5 UHF
  (CBS)  VHF

  KCTV, Ch. 5         792,000      31       2- 1-2006     17.3%        3 VHF
  Kansas City, Mo.                                                     4 UHF
  (CBS)  VHF

  WSMV-TV, Ch. 4      789,000      33       8- 1-2005     15.8%        3 VHF
  Nashville, Tenn.                                                     3 UHF
  (NBC)  VHF

  WHNS-TV, Ch. 21     718,000      35      12- 1-2004      7.3%        3 VHF
  Greenville, S.C./Spartanburg, S.C./Asheville, N.C.                   3 UHF
  (FOX)  UHF

  KVVU-TV, Ch. 5      450,000      61      10- 1-1998      7.8%        4 VHF
  Las Vegas, Nev.                                                      4 UHF
  (FOX)  VHF

  WNEM-TV, Ch. 5      442,000      63      10- 1-2005     18.5%        2 VHF
  Flint/Saginaw/Bay City, Mich.                                        2 UHF
  (CBS)  VHF

  WOGX-TV, Ch. 51     100,000     165       2- 1-2005      9.5%        2 UHF
  Ocala/Gainesville, Fla.
  (FOX)  UHF

  KFXO-LP, Ch. 39      39,000     202       2- 1-1999      7.8%        2 UHF
  Bend, Ore.
  (FOX)  UHF


See Business Developments section of this report for information regarding the company's plan to acquire Atlanta CBS affiliate WGNX.


(1) VHF (very high frequency) stations transmit on channels 2 through 13; UHF (ultra high frequency) stations transmit on channels above 13. Technical factors and area topography determine the market served by a television station.

(2) Designated Market Area (DMA), as defined by A.C. Nielsen Company (Nielsen), is an exclusive geographic area consisting of all counties in which local stations receive a preponderance of total viewing hours. The national rank is the Nielsen 1997-98 DMA ranking based on estimated television households.

(3) Average audience share represents the estimated percentage of households using television tuned to the station. The percentages shown reflect the average Nielsen ratings share for the July 1997, November 1997, February 1998, and May 1998 measurement periods from 9 a.m. to midnight daily.

(4) The number of major commercial television stations reported is from BIA's "Investing in Television, '98 Market Report" dated February 1998. The company's station and all other stations reporting revenues are included. Public television stations are not included.



Operations
----------

Advertising is the principal source of revenues for the broadcasting segment. The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size and audience demographics for programming. Most national advertising is sold by national advertising representative firms. Local/regional advertising revenues are generated by sales staff at each station's location.

All of the company's television stations are network affiliates and as such receive programming and/or cash compensation from their respective national network. In exchange, much of the advertising time during this programming is sold by the network. Affiliation with a national network has an important influence on a station's revenues. The audience share drawn by a network's programming affects the rates at which most of the advertising time is sold. The company's television stations' network contracts are usually for terms of approximately ten years. Management is not aware of any reasons why the contracts would not be renewed.

Competition
-----------

Meredith television stations compete directly for advertising dollars and programming in each of their markets with other television stations and cable television providers. Other mass media providers such as newspapers, cable television, radio and the internet also provide competition for market advertising dollars and for entertainment and news information. Ownership consolidation continues to occur in the television broadcast industry which may increase local market competition for syndicated programming. In addition, the Telecommunication Act of 1996 (1996 Act) is expected to increase competition over the next several years in part due to the ability of new video service providers (e.g. telephone companies) to enter the industry. The company cannot predict the effects of these actions on the future results of the company's broadcasting operations.


Regulation
----------

Television broadcasting operations are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act). Under the Communications Act, the FCC performs many regulatory functions including granting of station licenses and determining regulations and policies which affect the ownership, operation, programming and employment practices of broadcast stations. The FCC must approve all television licenses and therefore compliance with FCC regulations is essential to the operation of this segment. The maximum term of broadcast licenses is eight years. Management is not aware of any reason why its television station licenses would not be renewed by the FCC. The 1996 Act allows broadcast companies to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 35 percent of U.S. television households. As of September 1, 1998, the company's household coverage is approximately 6.3 percent (based on the FCC method of calculation which includes 50 percent of the market size for UHF stations owned). This makes the company the 21st largest broadcasting group in the nation, according to Broadcasting and Cable magazine.

Congressional legislation and FCC rules are subject to change and these groups may adopt regulations that could affect future operations and profitability of the company's broadcasting segment. In April 1997, the FCC announced rules for the implementation of digital television service. Under these rules, all broadcasters who, as of April 3, 1997, held a license to operate a full-power television station or a construction permit for such a station will be assigned, for an eight-year transition period, a second channel on which to initially provide separate DTV programming or simulcast its analog programming. Stations must construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. According to these rules, four of the company's broadcast television stations (those in Phoenix, Orlando, Portland and Hartford/New Haven) will be required to begin transmission of digital programming by November 1999. The company's remaining stations must follow suit by May 2002. At the end of the transition period, analog television transmissions will cease, and DTV channels may be reassigned. The FCC hopes to complete the full transition to DTV by 2006. The Commission has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary. The material impact of these rulings to the company are uncertain. However, digital conversion is expected to require capital expenditures of approximately $2 million per station beginning in fiscal 1999 and continuing over the next several years to comply with current DTV requirements. The company cannot predict what changes to current legislation will be adopted or determine what impact any changes could have on its television broadcasting operations. (The information given in this section is not intended to be a complete listing of all regulatory provisions currently in effect.)



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

Executive Officers of the Registrant (as of September 1, 1998)

                                                                     Executive
                                                                      Officer
       Name           Age                    Title                     Since
-------------------   ---   ---------------------------------------  ---------
William T. Kerr        57   Chairman and Chief Executive Officer        1991
Christopher M. Little  57   President - Publishing Group                1994
John P. Loughlin       41   President - Broadcasting Group              1997
Leo R. Armatis         60   Vice President - Corporate Relations        1995
Stephen M. Lacy        44   Vice President - Chief Financial Officer    1998
Thomas L. Slaughter    44   Vice President - General Counsel
                              and Secretary                             1995


Executive officers are elected to one-year terms of office each November. Mr. Kerr was named chairman of the board effective January 1, 1998, succeeding
Jack D. Rehm, who retired December 31, 1997. E. T. Meredith III, chairman of the executive committee of the board, retired February 28, 1998, as an employee of Meredith Corporation. Mr. Rehm and Mr. Meredith remain members of the board. Mr. Kerr is also a director of the company. All present executive officers except Mr. Lacy have been employed by the company for at least five years. Mr. Lacy became vice president - chief financial officer on February 3, 1998. Prior to joining Meredith, Mr. Lacy had been, successively, vice president - chief financial officer, executive vice president, and president of Johnson & Higgins/Kirke-Van Orsdel, a company which provides outsourced administrative services for employee benefit plans of Fortune 1000 companies, from 1992 until the time he joined Meredith Corporation.

Item 2.  Properties

Meredith Corporation headquarters are located at 1716 and 1615 Locust Street, Des Moines, Iowa. The company owns these buildings and is the sole user. Construction of the 4-story, 180,000 square foot building at 1615 Locust Street was completed in fiscal 1998. The building's completion has allowed the consolidation of most offices that were previously located at 1912 and 2000 Grand Avenue in Des Moines and 4700 Westown Parkway in West Des Moines. The company-owned facility at 2000 Grand Avenue was sold in fiscal 1998 and the lease was terminated at the West Des Moines facility. Meredith employees continue to occupy a portion of the facility at 1912 Grand Avenue. Currently nearly one-half of the space in that building is being leased to an outside party.

The publishing segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue, New York, New York. The New York facility is used primarily as an advertising sales office for all Meredith magazines and headquarters for Ladies' Home Journal and Golf for Women magazines. The publishing segment also maintains ad sales offices, which are leased, in Chicago, San Francisco, Los Angeles, Detroit and several other cities. These offices are adequate for their intended use.

The broadcasting segment operates from offices in the following locations:
Phoenix, Ariz.; Orlando, Fla.; Portland, Ore.; Hartford, Conn.; Kansas City, Mo.; Nashville, Tenn.; Greenville, S.C.; Asheville, N.C.; Flint, Mich.; Saginaw, Mich.; Las Vegas, Nev.; Ocala, Fla.; Gainesville, Fla.; and Bend, Ore. All of these properties, except those noted, are owned by the company and are adequate for their intended use. The properties in Asheville, Flint, Gainesville and Bend are leased and are currently adequate for their intended use. The company owned property in Greenville and the leased property in Portland do not allow room for news expansion. Therefore, the company plans to remodel and expand the Greenville facility and has purchased land in the Portland area and plans to construct a building to accommodate growth. Each of the broadcast stations also maintains an owned or leased transmitter site.




Item 3.  Legal Proceedings

There are various legal proceedings pending against the company arising from the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims would not have a material effect on the company's earnings, financial position or liquidity.




Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of stockholders since the company's last annual meeting held on November 10, 1997.

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

                               High           Low      Dividends
                              -------       -------    ---------
      Fiscal 1998
        First Quarter         $33.62        $26.75       $ .065
        Second Quarter         36.94         29.25         .065
        Third Quarter          44.44         34.62         .070
        Fourth Quarter         46.94         38.37         .070

     Fiscal 1997
        First Quarter         $25.00        $19.69       $ .055
        Second Quarter         26.94         24.37         .055
        Third Quarter          27.19         22.87         .065
        Fourth Quarter         29.37         22.12         .065


Stock of the company became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 1998, there were approximately 1,900 holders of record of the company's common stock and 1,300 holders of record of class B stock.


Item 6.  Selected Financial Data

The information required by this Item is set forth on pages F-2 and F-3 of this Form 10-K and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth on pages F-6 through F-19 of this Form 10-K and is incorporated herein by reference.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is set forth on pages F-18 and F-19 of this Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is set forth on pages F-20 through F-50 of this Form 10-K and is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 1998, under the caption "Election of Directors" and in Part I of this Form 10-K on page 13 under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 1998, under the captions "Report of the Compensation/Nominating Committee on Executive Compensation" and "Retirement Programs and Employment Agreements" and in the last three paragraphs under the caption "Board Committees" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 1998, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 1998, in the last paragraph under the caption "Board Committees" and is incorporated herein by reference.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the company and its subsidiaries are filed as part of this report as set forth on the Index at page F-1.

   (a)  1. Financial Statements:

          Consolidated Statements of Earnings for the years ended
            June 30, 1998, 1997 and 1996
          Consolidated Balance Sheets as of June 30, 1998 and 1997 Consolidated Statements of Stockholders' Equity for the
            years ended June 30, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows for the years ended
            June 30, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements
          Independent Auditors' Report


  (a) 2. Financial Statement Schedule as of or for each of the years ended June 30, 1998, 1997 and 1996:

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

          3.2 The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (the company's Form 10-Q dated September 30, 1997).

          4.1 Credit Agreement dated July 1, 1997, among Meredith Corporation and a group of banks with Wachovia Bank, N.A. as Agent is incorporated herein by reference to Exhibit 4 to the company's Current Report on Form 8-K dated July 1, 1997.

         10.1 Meredith Corporation 1996 Restricted Stock Agreement dated February 2, 1998, between Meredith Corporation and William T. Kerr.

         10.2 Statement re: Meredith Corporation Restricted Stock Agreements dated February 2, 1998, between Meredith Corporation and a named executive officer.

         10.3 Employment Agreement dated February 2, 1998, between Meredith Corporation and E. T. Meredith III is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

         10.4 Meredith Corporation Nonqualified Stock Option Award Agreement dated August 31, 1997, between Meredith Corporation and William
               T. Kerr is incorporated herein by reference to Exhibit 10.1 to the company's Form 10-Q dated September 30, 1997.

         10.5 Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements dated August 13, 1997, between Meredith Corporation and named executive officers is incorporated herein by reference to Exhibit 10.2 to the company's Form 10-Q dated September 30, 1997.

         10.6 Asset Exchange Agreement dated June 2, 1997, between Meredith Corporation and Post-Newsweek Stations, Connecticut, Inc., with respect to WCPX (TV), Orlando, Florida and WFSB (TV), Hartford, Connecticut is incorporated herein by reference to Exhibit 10 to the company's Current Report on Form 8-K dated September 4, 1997.

         10.7 Asset Purchase Agreement by and between First Media Television, L.P., as seller and Meredith Corporation as buyer dated as of January 23, 1997, is incorporated herein by reference to Exhibit 2 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (the company's Form 10-Q dated March 31,
               1997).

         10.8 Two - 1996 Meredith Corporation Stock Incentive Plan Agreements, and both dated January 2, 1997, between Meredith Corporation and
         10.9  William T. Kerr are incorporated herein by reference to Exhibits
               10.1 and 10.2, respectively, to the company's Form 10-Q dated March 31, 1997.

         10.10 Employment agreement dated November 11, 1996, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1996 (the company's Form 10-Q dated December 31, 1996).

         10.11 1992 Meredith Corporation Stock Incentive Plan Agreement dated July 1, 1996, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.3 to the company's Form 10-Q dated December 31, 1996.

         10.12 1996 Meredith Corporation Stock Incentive Plan Agreement dated August 14, 1996, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.4 to the company's Form 10-Q dated December 31, 1996.

         10.13 Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements with William T. Kerr is incorporated herein by reference to Exhibit 10.5 to the company's Form 10-Q dated December 31, 1996.

         10.14 Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to
               Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ending September 30, 1996 (the company's Form 10-Q dated September 30, 1996).

         10.15 Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors, as amended, is incorporated herein by reference to
               Exhibit 10.2 to the company's Form 10-Q dated September 30,
               1996.

         10.16 1996 Stock Incentive Plan Agreement - Nonqualified Stock Option Award between Meredith Corporation and Christopher M. Little dated August 14, 1996, is incorporated herein by reference to
               Exhibit 10.4 to the company's Form 10-Q dated September 30,
               1996.

         10.17 1992 Stock Incentive Plan Agreement - Nonqualified Stock Option Award between Meredith Corporation and Philip A. Jones dated August 14, 1996, is incorporated herein by reference to Exhibit
               10.5 to the company's Form 10-Q dated September 30, 1996.

         10.18 Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements dated August 14, 1996, with named executive officers, is incorporated herein by reference to Exhibit 10.6 to the company's Form 10-Q dated September 30, 1996.

         10.19 Nonqualified Stock Option Award Agreement between the company and Jack D. Rehm effective August 10, 1994, is incorporated herein by reference to Exhibit 10a to the company's Form 10-Q dated December 31, 1994.

         10.20 Restricted Stock Agreement between the company and Jack D. Rehm effective September 1, 1994, is incorporated herein by reference to Exhibit 10b to the company's Form 10-Q dated December 31, 1994. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.2 to the company's Form 10-Q dated December 31, 1996.

         10.21 Nonqualified Stock Option Award Agreement between the company and William T. Kerr effective August 10, 1994, is incorporated herein by reference to Exhibit 10c to the company's Form 10-Q dated December 31, 1994.

         10.22 Statement re: Nonqualified Stock Option Award Agreements between the company and its executive officers is incorporated herein by reference to Exhibit 10d to the company's Form 10-Q dated December 31, 1994.

         10.23 Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ending December 31, 1993.

         10.24 1992 Meredith Corporation Stock Incentive Plan Agreement between the company and Jack D. Rehm effective August 12, 1992, is incorporated herein by reference to Exhibit 10a(1) to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1992 (the company's Form 10-Q dated September 30,
               1992). First Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10a to the company's Quarterly Report on Form 10-Q for the period ended September
               30, 1995.

         10.25 1992 Meredith Corporation Stock Incentive Plan Agreement between the company and Jack D. Rehm effective August 12, 1992, is incorporated herein by reference to Exhibit 10a(2) to the company's Form 10-Q dated September 30, 1992. First Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10a to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

         10.26 Restricted Stock Agreement between the company and Jack D. Rehm, effective September 22, 1992, is incorporated herein by reference to Exhibit 10b(1) to the company's Form 10-Q dated September 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.2 to the company's Form 10-Q dated December 31, 1996.

         10.27 Restricted Stock Agreement between the Company and Jack D. Rehm, effective September 22, 1992, is incorporated herein by reference to Exhibit 10b(2) to the Company's Form 10-Q dated September 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.2 to the company's Form 10-Q dated December 31, 1996.

         10.28 1992 Meredith Corporation Stock Incentive Plan effective August 12, 1992, is incorporated herein by reference to Exhibit 10b to the company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the company's Form 10-Q dated September 30, 1996.

         10.29 Meredith Corporation 1996 Stock Incentive Plan effective August 14, 1996, is incorporated herein by reference to Exhibit A to the company's Proxy Statement for the Annual Meeting of Shareholders on November 11, 1996.

         10.30 Employment contract by and between Meredith Corporation and Jack
               D. Rehm as of July 1, 1992, is incorporated herein by reference to Exhibit 10c to the company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to
               Exhibit 10.2 to the company's Form 10-Q dated December 31, 1996.

         10.31 Meredith/New Heritage Partnership Agreement is incorporated herein by reference to Exhibit 10a to the company's Quarterly Report on Form 10-Q for the period ending September 30, 1991.

         10.32 Indemnification Agreement in the form entered into between the company and its officers and directors is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ending December 31, 1988.

         10.33 Meredith Corporation 1986 Restricted Stock Award Plan is incorporated herein by reference to Exhibit A to the company's Proxy Statement for the Annual Meeting of Shareholders on November 10, 1986.

         10.34 Severance Agreement in the form entered into between the company and its officers is incorporated herein by reference to Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ending June 30, 1986.

         21    Subsidiaries of the Registrant

         23    Consent of Independent Auditors

         27.1  Financial Data Schedule

         27.2  Restated Financial Data Schedules for June 30, 1996 and 1997.

         27.3  Restated Financial Data Schedules for September 30, 1996 and
               1997.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the company during the fourth quarter of fiscal 1998.

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

      /s/ Stephen M. Lacy                   /s/ William T. Kerr
---------------------------------        ------------------------------
 Stephen M. Lacy, Vice President-        William T. Kerr, Chairman of the
Chief Financial Officer (Principal       Board, Chief Executive Officer and
Accounting and Financial Officer)        Director (Principal Executive Officer)

      /s/ E. T. Meredith III                  /s/ Herbert M. Baum
---------------------------------        ------------------------------
       E. T. Meredith III                       Herbert M. Baum,
    Chairman of the Executive                       Director
     Committee and Director

      /s/ Mary Sue Coleman                   /s/ Frederick B. Henry
---------------------------------        ------------------------------
   Mary Sue Coleman, Director             Frederick B. Henry, Director

       /s/ Joel W. Johnson                     /s/ Robert E. Lee
---------------------------------        ------------------------------
    Joel W. Johnson, Director               Robert E. Lee, Director

      /s/ Richard S. Levitt                  /s/ Philip A. Marineau
---------------------------------        ------------------------------
   Richard S. Levitt, Director            Philip A. Marineau, Director

     /s/ Nicholas L. Reding                     /s/ Jack D. Rehm
---------------------------------        ------------------------------
  Nicholas L. Reding, Director               Jack D. Rehm, Director

                         /s/ Barbara Uehling Charlton
                      ----------------------------------
                      Barbara Uehling Charlton, Director

Each of the above signatures is affixed as of September 18, 1998.

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





                                                                     Page
                                                                     ----

Selected Financial Data                                              F- 2

Financial Information about Industry Segments                        F- 4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                F- 6

Consolidated Financial Statements:
  Statements of Earnings                                             F-20
  Balance Sheets                                                     F-22
  Statements of Stockholders' Equity                                 F-24
  Statements of Cash Flows                                           F-26
  Notes (including supplementary financial information)              F-28

Independent Auditors' Report                                         F-49
Report of Management                                                 F-50



Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts                    F-51

Selected Financial Data
Meredith Corporation and Subsidiaries




Years Ended June 30                  1998     1997     1996     1995     1994
-------------------------------------------------------------------------------
                                                (in thousands except per share)

Results of operations:
 Total revenues................ $1,009,927 $855,218 $867,137 $829,401 $744,735
                                ========== ======== ======== ======== ========
 Earnings from continuing
  operations................... $   79,858 $ 67,592 $ 54,657 $ 44,198 $ 32,473

 Discontinued operations.......         --   27,693     (717)  (4,353)  (5,319)
 Cumulative effect of change in
  accounting principle.........         --       --      --   (46,160)     --
                                ---------- -------- -------- -------- --------

 Net earnings (loss)........... $   79,858 $ 95,285 $ 53,940  $(6,315)$ 27,154
                                ========== ======== ======== ======== ========

Basic earnings per share:
 Earnings from continuing
  operations................... $     1.51 $   1.26 $   1.00 $   0.81 $   0.57
 Discontinued operations.......         --     0.52    (0.02)   (0.07)   (0.09)
 Cumulative effect of change in
  accounting principle.........         --       --       --    (0.86)      --
                                ---------- -------- -------- -------- --------
 Net earnings (loss) per share. $     1.51 $   1.78 $   0.98 $  (0.12)$   0.48
                                ========== ======== ======== ======== ========

Diluted earnings per share:
 Earnings from continuing
  operations................... $     1.46 $   1.22 $   0.97 $   0.79 $   0.57
 Discontinued operations.......         --     0.50    (0.01)   (0.07)   (0.09)
 Cumulative effect of change in
  accounting principle.........         --       --       --    (0.83)      --
                                ---------- -------- -------- -------- --------
 Net earnings (loss) per share. $     1.46 $   1.72 $   0.96 $  (0.11)$   0.48
                                ========== ======== ======== ======== ========

 Dividends paid per share...... $     0.27 $   0.24 $   0.21 $   0.19 $   0.17
                                ========== ======== ======== ======== ========

Financial position at June 30:
 Total assets.................. $1,066,562 $760,901 $733,773 $743,796 $679,813
                                ========== ======== ======== ======== ========

 Long-term obligations......... $  244,607 $ 17,032 $ 71,482 $102,259 $ 10,801
                                ========== ======== ======== ======== ========

General:

Significant acquisitions occurred in September 1997 with the acquisition of WFSB; in July 1997 with the purchase of KPDX, WHNS and KFXO; and in January 1995 with the purchase of WSMV.

Per-share amounts have been adjusted to reflect two-for-one stock splits in March 1997 and March 1995.

Long-term obligations include the current and long-term amounts of television broadcast program rights payable and company debt associated with continuing operations.

Earnings from continuing operations (all per-share amounts are post-tax and refer to diluted earnings per share):

     Fiscal 1996 included a gain of $5,898,000, or 6 cents per share, from the sale of three book clubs.

     Fiscal 1995 included interest income of $8,554,000, or 8 cents per share, from the IRS for the settlement of the company's 1986 through 1990 tax years.

     Fiscal 1994 included nonrecurring items of $5,584,000 for broadcasting film write-downs and $1,800,000 for taxes on disposed properties, or a total of 7 cents per share, and a gain of $11,997,000, or 14 cents per share, from the disposition of the Syracuse and Fresno television properties.


Discontinued operations:

The cable segment was classified as a discontinued operation effective September 30, 1995. Fiscal 1997 included a post-tax gain of $27,693,000, or 50 cents per diluted share, from the disposition of the company's remaining interest in cable television operations.

Fiscal 1996 reflected cable net losses for the first quarter only. Losses from September 30, 1995, to the effective date of sale were deferred and reduced the gain from disposition.

Fiscal 1995 included a post-tax gain of $1,101,000, or 2 cents per diluted share, from the disposition of a cable property.


Changes in accounting principles:

Fiscal 1995 reflected the adoption of Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits."

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Meredith Corporation and Subsidiaries



Years ended June 30                      1998         1997         1996
--------------------------------------------------------------------------
                                                            (in thousands)
Revenues
Publishing.........................  $  770,607     $698,790     $721,205
Broadcasting.......................     239,320      156,428      145,932
                                     -----------    ---------    ---------
  Total revenues...................  $1,009,927     $855,218     $867,137
                                     ===========    =========    =========
Operating profit
Publishing.........................  $   98,126     $ 84,235     $ 67,603
Broadcasting.......................      80,132       58,505       52,311
Unallocated corporate expense......     (25,757)     (28,069)     (22,409)
                                     -----------    ---------    ---------
Income from operations                  152,501      114,671       97,505
  Gain from disposition............         --           --         5,898
  Interest income..................       1,278        5,010        2,183
  Interest expense.................     (14,665)      (1,254)      (5,530)
                                     -----------    ---------    ---------
Earnings from continuing operations
 before income taxes...............  $  139,114     $118,427     $100,056
                                     ===========    =========    =========

Identifiable assets
Publishing.........................  $  349,783     $304,051     $310,640
Broadcasting.......................     675,409      273,981      282,849
Unallocated corporate..............      41,370      182,869       52,233
                                     -----------    ---------    ---------
Assets of continuing operations....   1,066,562      760,901      645,722

Net assets of discontinued
  operation........................          --           --       88,051
                                     -----------    ---------    ---------
Total assets.......................  $1,066,562     $760,901     $733,773
                                     ===========    =========    =========

Depreciation/amortization
Publishing.........................  $   10,103     $  9,665     $ 10,603
Broadcasting.......................      24,924       12,102       10,909
Unallocated corporate..............       1,813        1,230        3,618
                                     -----------    ---------    ---------
Total depreciation/amortization....  $   36,840     $ 22,997     $ 25,130
                                     ===========    =========    =========
Capital expenditures
Publishing.........................  $    2,932     $  1,947     $  3,002
Broadcasting.......................      13,945        4,391        7,736
Unallocated corporate..............      29,304       16,961       19,135
                                     -----------    ---------    ---------
Total capital expenditures.........  $   46,181     $ 23,299     $ 29,873
                                     ===========    =========    =========

Prior-year financial information about industry segments has been restated to conform to the current-year presentation. The previously reported real estate segment has been combined with the publishing segment due to its use of the Better Homes and Gardens trademark and the fact that it is smaller than the segment criteria defined by accounting standards.

Fiscal 1998 broadcasting segment information includes the effects of the acquisitions of four television stations: KPDX, KFXO, WHNS and WFSB.

See pages 2 through 13 of this Form 10-K for description of revenue sources.

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

At June 30, 1997, unallocated corporate assets included approximately $125 million in cash and marketable securities. Unallocated corporate assets also included construction-in-progress for the expansion of corporate headquarters at June 30, 1997 and 1996. At June 30, 1998, the cost of the completed facility was allocated, primarily to the publishing segment, based on Des Moines occupancy.

Fiscal 1996 unallocated corporate depreciation/amortization included an adjustment of approximately $2 million to goodwill from a 1988 acquisition.

Unallocated corporate capital expenditures included spending for the construction of a new office building and related improvements in Des Moines in all fiscal years presented. Fiscal 1996 also included spending for equipment and leasehold improvements related to a New York City office consolidation.

See Management's Discussion and Analysis for discussion of significant factors affecting comparability.

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


The following discussion presents the key factors that have affected the company's business over the last three years. This commentary should be read in conjunction with the company's consolidated financial statements and the 5-year selected financial data presented elsewhere in this annual report. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis. All note references are to the Notes to Consolidated Financial Statements.

This section contains certain forward-looking statements that are subject to risks and uncertainties. These statements are based on management's current knowledge and estimates of factors affecting the company's operations. Actual results may differ materially from those currently anticipated. Factors which could adversely affect future results include, but are not limited to, the effects of: downturns in national and/or local economies; unforeseen changes in consumer purchase, order and/or television viewing patterns; unexpected changes in interest rates; unanticipated increases in paper, postage and processing costs; the unexpected loss of one or more major clients; potential adverse effects of unresolved Year 2000 issues; changes in government regulations affecting the company's industries; and any acquisitions and/or dispositions.


                            Significant Events


On August 24, 1998, the company announced that it had reached an agreement to acquire the net assets of WGNX-TV, a CBS network-affiliated television station serving the Atlanta, Ga., market from Tribune Company. As part of this transaction, Meredith has agreed to purchase Seattle's KCPQ-TV (FOX) from Kelly Television Co. and trade the station to Tribune for WGNX. The net price to the company of this resulting asset purchase is estimated to be $370 million. (See "Liquidity and Capital Resources - Subsequent Event" on page F-17.) The company expects this transaction to close in early calendar year 1999, subject to regulatory approvals.


Fiscal 1998
-----------

On July 1, 1997, Meredith purchased the net assets of three television stations affiliated with the FOX television network from First Media Television, L.P. (First Media) for $216 million. Those stations are: KPDX-Portland, Ore.; KFXO-Bend, Ore. (a low-power station); and WHNS-Greenville, S.C./Spartanburg, S.C./Asheville, N.C. On September 4, 1997, Meredith acquired and then exchanged the net assets of the fourth First Media station, WCPX-TV in Orlando, for WFSB-TV, a CBS network-affiliated television station serving the Hartford/New Haven, Conn. market. WFSB-TV was acquired from Post-Newsweek Stations, Inc., through an exchange of assets plus a $60 million cash payment to Meredith. The result was a net cost to the company of $159 million for WFSB. The exchange was due to Federal Communications Commission regulations prohibiting ownership of multiple television stations in one market. The company owns WOFL-TV, a FOX network affiliate serving the Orlando market.

In the second fiscal quarter the company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This standard requires the presentation of basic and diluted earnings per share (EPS). The calculation of basic EPS is based on the average number of actual common shares outstanding in the period. Diluted earnings per share includes the assumed dilution from stock options outstanding. Prior to its adoption, the company reported primary earnings per share. Its calculation was not materially different from diluted earnings per share. Prior-period earnings per share calculations have been restated.

In June 1998, Meredith reached an agreement to sell the net assets of the Better Homes and Gardens Real Estate Service to GMAC Home Services, Inc. The sale was finalized on July 27, 1998 and resulted in a gain from the disposition; however, the impact was not material. In a separate transaction, Meredith and GMAC Home Services entered into a licensing agreement authorizing GMAC Home Services to use the Better Homes and Gardens trademark in connection with residential real estate marketing for up to 10 years. GMAC Home Services will pay Meredith an annual license fee for the use of the trademark.



Fiscal 1997
-----------

In October 1996, the company sold its ownership interests in cable television systems. The Meredith/New Heritage Partnership, of which the company indirectly owned 96 percent, sold its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P., to a subsidiary of Continental Cablevision, Inc. The total value of the systems was $262.5 million. Meredith Corporation received $116 million in cash (net of taxes) and recorded a gain of $27.7 million, or 50 cents per share. The gain was net of deferred losses from September 30, 1995, until the date of sale and taxes. The cable segment was classified as discontinued on September 30, 1995.



Fiscal 1996
-----------

In January 1996, the company acquired the assets of WOGX, a FOX network affiliate serving Ocala/Gainesville, Fla., currently the 165th largest television market.

Several actions were taken in fiscal 1996 that resulted in a significantly smaller book publishing operation. These actions included the formation of a direct-response marketing alliance and the sale of the assets of three book clubs.

                             Results of Operations



  Years ended June 30             1998   Change     1997   Change    1996
  ----------------------------------------------------------------------------
                                                (in millions except per share)

  Total revenues.............  $1,009.9   18 %     $855.2   (1)%    $867.1
                               ========            ======           ======

  Income from operations.....  $  152.5   33 %     $114.7   18 %    $ 97.5
                               ========            ======           ======
  Earnings from
    continuing operations....  $   79.9   18 %     $ 67.6   24 %    $ 54.7
                               ========            ======           ======

  Net earnings...............  $   79.9  (16)%     $ 95.3   77 %    $ 53.9
                               ========            ======           ======

  Diluted earnings per share:

  Earnings from
    continuing operations....  $   1.46   20 %     $ 1.22   26 %    $ 0.97
                               ========            ======           ======

  Net earnings.............    $   1.46  (15)%     $ 1.72   79 %    $ 0.96
                               ========            ======           ======


Fiscal 1996 earnings from continuing operations included a post-tax gain of $3.4 million (6 cents per share) from the disposition of three book clubs (Note
3).

Fiscal 1998 compared to 1997 - Earnings per share from continuing operations increased 20 percent as both the publishing and broadcasting segments reported record operating profits. Increased interest expense resulting from debt incurred to finance the broadcasting acquisitions partially offset the operating improvements. Net earnings per share declined 15 percent as the prior year included a gain of $27.7 million, or 50 cents per share, from the sale of the discontinued cable operation. The weighted average diluted number of shares outstanding decreased 2 percent in fiscal 1998.

Fiscal 1998 revenues increased 18 percent, reflecting the broadcasting acquisitions and increased publishing revenues. On a comparable basis excluding the newly acquired stations, revenues increased approximately 10 percent.

Operating costs increased due to the broadcasting acquisitions, growth in existing magazine titles and custom publishing volumes, and increased investment in newer magazine titles and television programming. Magazine paper expense increased due to a higher average cost per ton and an increase in paper usage. Compensation costs increased as a result of the acquisitions, staff growth for new magazine ventures and the start of local news at three television stations, and normal merit increases.

The operating profit margin rose from 13.4 percent of revenues in fiscal 1997 to 15.1 percent in fiscal 1998. The improvement reflected a higher publishing segment margin due to increased ad revenues and the addition of the four television stations. (The broadcasting segment is the company's highest margin business.) Depreciation and amortization increased in total and as a percentage of revenues from the acquisitions of the television stations.

Debt incurred to finance the broadcasting acquisitions resulted in net interest expense of $13.4 million in the current year versus net interest income of $3.8 million in the prior year. Overall, management estimates that the broadcasting acquisitions were slightly accretive to earnings per share in fiscal 1998.
This estimate includes the after-tax effects of the stations' operating profits after amortization of intangibles, interest expense on debt and estimated interest income forgone from cash available for investment. Improvement from initial dilution projections resulted from a lower than anticipated interest rate on debt, improved operating performance by the stations and lower amortization expense based on final asset appraisals.

The company's effective tax rate was 42.6 percent in fiscal 1998 compared with
42.9 percent in the prior year.


Fiscal 1997 compared to 1996 - Net earnings of $95.3 million, or $1.72 per share, were recorded in fiscal 1997, compared to net earnings of $53.9 million, or 96 cents per share, in fiscal 1996. Fiscal 1997 net earnings included a gain of $27.7 million, or 50 cents per share, from the sale of discontinued cable operations. Fiscal 1997 earnings per share from continuing operations were $67.6 million, or $1.22 per share. On a comparable basis, fiscal 1997 earnings per share from continuing operations increased 34 percent as both business segments reported improved results. Average shares outstanding declined slightly due to the repurchase of company shares.

Fiscal 1997 revenues decreased 1 percent from fiscal 1996 due to lower circulation and consumer book revenues. The decline in circulation revenues resulted primarily from the closing of home garden and Weekend Woodworking magazines late in fiscal 1996, a January 1996 rate base reduction at Ladies' Home Journal magazine and a reduction in the publication frequency of Country America magazine in fiscal 1997. Consumer book revenues declined primarily due to the December 1995 sale of three book clubs. Partially offsetting these revenue declines were increases in magazine and broadcasting advertising, licensing and custom publishing revenues.

Operating costs declined 4 percent in fiscal 1997, resulting in an operating profit margin improvement to 13.4 percent compared with a margin of 11.2 percent in fiscal 1996. Expenses declined in all major cost categories. Lower production, distribution and editorial (PD&E) expenses were the primary factor leading to the margin improvement. The decline in PD&E expenses primarily reflected lower average paper prices in fiscal 1997. Lower costs in the book operations from prior years' downsizing also contributed. Selling, general and administrative (SG&A) expenses declined slightly. Lower costs due to the smaller book operation and reduced magazine subscription acquisition expenses were nearly offset by higher costs for development of the Better Homes and Gardens television program, employee benefits and magazine and broadcasting promotion expenses. The magazine closings and rate base reduction at Ladies' Home Journal magazine led to the decline in magazine subscription acquisition costs. Lower depreciation and amortization expenses resulted from a fiscal 1996 adjustment to goodwill arising from a 1988 acquisition.

In October 1996, the company repaid all its bank debt using proceeds from the sale of the discontinued cable television operation. The remaining cable proceeds and other available cash were invested in short-term marketable securities. This resulted in net interest income of $3.8 million in fiscal 1997 versus net interest expense of $3.3 million in fiscal 1996.

The company's effective tax rate was 42.9 percent in fiscal 1997 compared with
45.4 percent in fiscal 1996. The higher rate in fiscal 1996 reflected the effect of the goodwill adjustment, which was not tax deductible. Also, the fiscal 1997 rate reflected higher fiscal year earnings, which lessened the effect of nondeductible items on the overall tax rate.


Publishing
----------

The publishing segment includes magazine/book publishing and brand franchising/ licensing operations, including the previously reported real estate segment.

  Years ended June 30             1998   Change     1997   Change    1996
  ----------------------------------------------------------------------------
                                                                 (in millions)

Revenues
---------
  Magazine advertising.........  $351.6   13 %     $311.2    1 %    $309.0
  Magazine circulation.........   271.0    5 %      257.2   (6)%     272.4
  Consumer book................    48.9   28 %       38.3  (32)%      56.5
  Other........................    99.1    8 %       92.1   10 %      83.4
                                 ------            ------           ------
  Total revenues...............  $770.6   10 %     $698.8   (3)%    $721.2
                                 ======            ======           ======

  Operating profit.............  $ 98.1   16 %     $ 84.2   25 %    $ 67.6
                                 ======            ======           ======


Fiscal 1998 compared to 1997 - Total revenues increased 10 percent reflecting increases in all major categories. The growth in magazine advertising revenues reflected additional ad pages at most titles and higher average revenues per page. Advertising categories reporting strong growth in fiscal 1998 included the endemic home/building and food categories, as well as pharmaceuticals and financial services. The company's two largest circulation titles, Better Homes and Gardens and Ladies' Home Journal magazines, both reported strong advertising revenue gains, as did Country Home, Traditional Home, Successful Farming, Golf for Women and Crayola Kids magazines. Increased ad revenues from the Better Homes and Gardens Special Interest Publications, the American Park Network visitor guides and the start-up of Better Homes and Gardens Family Money magazine also contributed. Increased newsstand sales of the Better Homes and Gardens Special Interest Publications and other special and custom issues, and increased subscription revenues led to the increase in magazine circulation revenues. Subscription revenue gains resulted from new titles and higher average prices for several existing titles. Consumer book revenues rose, reflecting increased sales volumes of custom books developed for The Home Depot, books sold under the Ortho agreement and the Better Homes and Gardens annuals. Increased custom publishing revenues, both from higher volumes with existing customers and new business, as well as higher transaction fee revenues from the real estate franchise operations, contributed to the increase in other publishing revenues. Looking forward, "other publishing revenues" are expected to decline approximately 25 percent in fiscal 1999 due to the July 1998 sale of the real estate franchise and marketing operations.

Publishing operating profit increased 16 percent to a record level in fiscal 1998. The improvement was largely a result of increased operating profit from higher magazine publishing ad revenues. Favorable circulation results, due to the aforementioned revenue increases, and increased contribution from the company's custom publishing activities also were factors. In addition, fiscal 1997 publishing operating profit was reduced by a one-time charge related to a joint publishing venture. In fiscal 1998, record operating profit was achieved, including investment spending related to the launch of MORE magazine aimed at women over age 40. MORE was introduced as a bimonthly subscription magazine in the fall of 1998.

Higher sales volumes led to increased operating profit from book publishing. Operating profit from the real estate franchise business also increased due to higher transaction fee revenues. Looking forward, the sale of the real estate operations is not expected to have a material effect on publishing operating profit. Licensing revenues and operating profit were lower in the current year primarily as a result of a one-time favorable audit adjustment to revenues received from the company's garden licensing agreement with Wal-Mart Stores, Inc., in fiscal 1997. The company renewed this agreement for an additional five-year period effective in January 1998.

Paper, printing and postage costs account for approximately 40 percent of the publishing segment's operating costs. Total paper expenses increased nearly 10 percent due to higher average prices and an increase in usage. At June 30, 1998, paper prices were more than 10 percent higher than a year earlier. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. However, at this time, management anticipates that further price increases may occur, most likely in the latter half of fiscal 1999.

The U.S. Postal Service has approved rate changes, effective in January 1999, that will increase periodical mailing costs 4.6 percent. Meredith anticipates a smaller effective increase due to the company's use of various cost-saving measures and its mix of mail by rate class.

The company's largest magazine printing contract was to expire on January 1, 2000. This contract has been renewed and new contracts with other major printers are anticipated in the near future. These changes are expected to result in lower unit costs in fiscal 2000 and beyond.

Fiscal 1997 compared to 1996 - Publishing revenues declined 3 percent versus fiscal 1996 due to lower consumer book and circulation revenues which were partially offset by higher advertising and other publishing revenues. The increase in other publishing revenues was due to higher licensing and real estate franchise revenues and increased custom publishing business. The increase in licensing revenues was due to increased sales volumes of licensed products at Wal-Mart and a favorable audit adjustment to revenues received from the company's garden licensing agreement with Wal-Mart. Real estate franchise revenues increased largely due to higher transaction fees from member firms and increased sales of products and services to those members. New clients contributed to the increased custom publishing business.

Magazine circulation revenues declined 6 percent in fiscal 1997 due to the effect of a 10 percent advertising rate base reduction (effective with the February 1996 issue) at Ladies' Home Journal magazine, closing home garden and Weekend Woodworking magazines late in fiscal 1996 and a reduction in the publication frequency of Country America magazine in fiscal 1997.

The 32 percent decline in consumer book revenues in fiscal 1997 primarily reflected the December 1995 sale of the company's book clubs. Meredith received royalties from a direct-marketing alliance with Reader's Digest in fiscal 1997; however, the impact on revenues and operating profit was not material.

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

Publishing operating profit increased 25 percent in fiscal 1997. The improvement was largely a result of the fifth consecutive year of record operating profit from magazine publishing. Increased operating profit from the licensing and real estate operations also contributed. Magazine publishing benefited from lower paper prices, higher ad revenues and improved results from custom publishing. Better Homes and Gardens, Midwest Living, Country Home and Successful Farming magazines reported strong operating profit increases due in part to the aforementioned increases in ad revenues. The elimination of an operating loss from home garden magazine, which ceased publication in the spring of 1996, also was a factor in publishing's improved results. Operating profit increased at Ladies' Home Journal magazine, in spite of lower ad revenues, due to lower production costs (a result of reduced volumes from the change in rate base, along with favorable pricing). Partially offsetting these improvements were unfavorable results at Country America magazine due to the transition from 10 to six issues annually and higher new magazine development costs. In addition, fiscal 1997 publishing operating profit was reduced by a charge related to a joint publishing venture.

Book publishing operating profit showed little change in fiscal 1997. Start-up costs related to an agreement with The Solaris Group (a unit of Monsanto Company), regarding the Ortho retail book line, limited operating profit improvement in fiscal 1997. Under the agreement, Meredith assumes the creative, editorial, production and sales operations of Ortho retail books and pays royalty fees to Solaris based on sales of these books. The Ortho retail book line consists of gardening and do-it-yourself titles. (Note: Monsanto has agreed to sell its Ortho business to The Scotts Company. This development is not expected to affect Meredith's relationship with Ortho.)

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


Broadcasting
------------

The broadcasting segment includes the operation of network-affiliated television stations.

  Years ended June 30             1998   Change     1997   Change    1996
  ----------------------------------------------------------------------------
                                                                 (in millions)

  Revenues
  --------
    Advertising................  $228.5   54 %     $148.5    8 %    $138.0
    Other......................    10.8   37 %        7.9   (1)%       7.9
                                 ------            ------           ------
    Total revenues.............  $239.3   53 %     $156.4    7 %    $145.9
                                 ======            ======           ======
    Operating profit...........  $ 80.1   37 %     $ 58.5   12 %    $ 52.3
                                 ======            ======           ======

Fiscal 1998 compared to 1997 - Revenues increased 53 percent in fiscal 1998 principally as a result of the first quarter acquisitions of KPDX-Portland, Ore.; KFXO-Bend, Ore. (a low-power station); WHNS-Greenville, S.C./Spartanburg, S.C./Asheville, N.C.; and WFSB-Hartford/New Haven, Conn. Excluding revenues of the newly acquired stations, the percentage increase in comparable revenues was in the mid-single digits despite an approximate $4 million decline in political advertising revenues due to the off year. On a comparable basis, the percentage increase in local/regional advertising revenues was in the mid-teens due to strong demand and higher spot rates. Most stations reported double-digit percentage advertising revenue growth. National advertising revenues increased slightly on a comparable basis, reflecting only modest growth or declines in all markets except KPHO-Phoenix. WOFL-Orlando and WSMV-Nashville registered the largest declines in national revenues. The decline at WSMV-Nashville primarily resulted from incremental revenues in the prior year related to the NBC network's coverage of the 1996 Summer Olympic Games. WOFL-Orlando was affected by declines in telecommunications, theme park and automotive advertising in the Orlando market.

Including the newly acquired stations, operating profit increased 37 percent from fiscal 1997. The operating profit margin declined from 37 percent to 33 percent primarily due to increased amortization of intangibles resulting from the acquisitions. On a comparable basis, the percentage increase in operating profit was in the mid-single digits and profit margins improved slightly compared to fiscal 1997. Four of the seven comparable stations reported higher operating profits. WOFL-Orlando reported the most significant decline in operating profits, primarily from lower advertising revenues. Costs related to the start of local news programming on March 1, 1998, also contributed. Local news programming was also introduced at WOGX-Ocala/Gainesville on that date and at KVVU-Las Vegas, beginning June 1, 1998. The company plans to produce its own local newscasts at KPDX-Portland and WHNS-Greenville, S.C./Spartanburg, S.C./Asheville, N.C., by the year 2000.

After the acquisition of three of the First Media stations on July 1, 1997, the company entered into new 10-year affiliation agreements with the FOX network for all of Meredith's FOX affiliates, including the three new stations.

Fiscal 1997 compared to 1996 - Fiscal 1997 revenues increased 7 percent from fiscal 1996. Excluding first-half revenues from WOGX-Ocala/Gainesville, acquired in January 1996, comparable fiscal year revenues increased 6 percent. The increase in revenues reflected higher local advertising revenues for the year and political advertising from the fall 1996 elections. Increased demand for advertising generally resulted in higher spot rates. Ad revenues increased at all stations except WOFL-Orlando, where ad revenues were flat due to weak first quarter national ad sales. The largest ad revenue increase was at WSMV-Nashville. This NBC affiliate also benefited from the network's coverage of the 1996 Summer Olympic Games. Other stations reporting strong ad revenue increases included KCTV-Kansas City, KPHO-Phoenix and KVVU-Las Vegas.

Operating profit increased 12 percent in fiscal 1997 due primarily to the advertising revenue growth. Lower programming costs due to a prior-year write-down at WOFL-Orlando and fewer programming purchases also were a factor.

Discontinued Operation
----------------------

In October 1996, the company sold its ownership interests in cable television operations and recorded a gain of $27.7 million, or 50 cents per share, from the sale. The gain was net of taxes and deferred cable losses from September 30, 1995, until the effective date of sale. A loss from operations of $0.7 million was reported in fiscal 1996 for the period July 1, 1995, through September 30, 1995, the date the cable segment was classified as a discontinued operation. See Note 2 for further information on the discontinued operation.


                        Liquidity and Capital Resources

  Years ended June 30             1998   Change     1997   Change    1996
  ----------------------------------------------------------------------------
                                                                 (in millions)

  Earnings from
    continuing operations....   $  79.9   18 %    $  67.6   24 %    $ 54.7
                                =======           =======           ======

  Cash flows from operations.   $ 153.8   32 %    $ 116.6    8 %    $108.2
                                =======           =======           ======

  Cash flows from investing..   $(372.9)  nm      $  45.7   nm      $(14.0)
                                =======           =======           ======

  Cash flows from financing..   $ 149.5   nm      $(101.7) (10)%    $(92.3)
                                =======           =======           ======

  Net cash flows.............   $ (69.5)  nm      $  60.7  100+%    $  2.0
                                =======           =======           ======

  EBITDA.....................   $ 189.3   38 %    $ 137.7   12 %    $122.6
                                =======           =======           ======
  nm - not meaningful

Cash and cash equivalents decreased by $69.5 million in fiscal 1998 compared to an increase of $60.7 million in the prior year. The change reflected the acquisitions of four television stations in the current year and the sale of the discontinued cable operation in the prior year. Cash provided by operating activities increased due to higher cash flows from continuing operations (earnings plus depreciation and amortization), including the newly acquired television stations. These acquisitions also resulted in substantial increases in certain balance sheet items including: accounts receivable; program rights; property, plant and equipment; goodwill and other intangibles; and program rights payable. Increased publishing revenues also contributed to the increase in accounts receivable. The change in deferred taxes reflected a tax-basis market-value adjustment to accounts receivable.

EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. Fiscal 1998 EBITDA increased 38 percent from fiscal 1997 due to improved operating results and the acquisitions of the four television stations. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At June 30, 1998, long-term debt outstanding totaled $215 million under a credit agreement with a group of seven banks led by Wachovia Bank, N.A. as agent. This debt was incurred in the first quarter of fiscal 1998 to finance the acquisitions of the four television stations. The credit agreement consists of a $210 million, 60-month term loan and a $150 million, 60-month revolving credit facility. At June 30, 1998, the company's debt consisted of $185 million outstanding under the term loan and $30 million outstanding under the revolving credit facility. The term loan requires the following annual principal payments on May 31 each year from 1999 through 2002, respectively:
$40 million, $45 million, $50 million and $50 million. Any amounts owed under the revolving credit facility are due and payable on May 31, 2002. Funds for payments of interest and principal on the debt are expected to be provided by cash generated from future operating activities. The credit agreement includes certain covenants. These include requirements that the ratio of consolidated funded debt-to-EBITDA be less than 3.5 to 1.0 and the fixed-charge-coverage ratio not be less than 2.0 to 1.0. As of June 30, 1998, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company entered into two interest rate swap contracts with effective dates of September 30, 1997. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three-month LIBOR. The notional amount of indebtedness was $240 million at June 30,1998. The swap contracts terminate on March 30, 2001, and the notional amount of indebtedness varies over the terms of the contracts. Meredith will have an effective borrowing cost of approximately 6.75 percent (including applicable margins and fees) over the term of the swap contracts. The company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Management does not expect any counterparties to fail to meet their obligations, given their strong creditworthiness.

At June 30, 1998, Meredith had available credit totaling $130 million, including $120 million under the aforementioned revolving credit facility.

In fiscal 1998, the company spent $31.2 million to repurchase approximately 900,000 shares of Meredith Corporation common stock at then current market prices. This compares with fiscal 1997 spending of $29.3 million for the repurchase of 1.2 million shares. As of August 1, 1998, approximately 2.6 million shares could be repurchased under existing authorizations by the board of directors. The status of this program is reviewed at each quarterly board of directors meeting. The company expects to continue to repurchase shares in the foreseeable future, subject to market conditions.

In fiscal 1998, the company entered into a put option agreement to repurchase up to 598,000 common shares under its current authorizations. The agreement allows the option holder to require the company to repurchase common stock at market prices. The agreement, which expires in February 1999, includes certain restrictions related to the timing of the puts. At June 30, 1998, no shares had been put to the company under this agreement. The market value of these shares at June 30, 1998, has been reclassified on the company's Consolidated Balance Sheet from stockholders' equity to the temporary equity classification entitled, "Put option agreement." In July 1998, 270,000 shares were repurchased under this agreement. Meredith Corporation entered into similar put option agreements effective August 1, 1998, to repurchase up to 1.6 million common shares over the next 24 months under its current authorizations. These put option agreements were entered into in order to provide an orderly process for the planned liquidation of blocks of Meredith stock by certain trusts of the Bohen family, nonaffiliate descendants of the company's founder.

Dividends paid in fiscal 1998 were $14.3 million, or 27 cents per share, compared with $12.8 million, or 24 cents per share, in fiscal 1997. On February 2, 1998, the board of directors increased the quarterly dividend by 8 percent, or one-half cent per share, to 7 cents per share effective with the dividend payable on March 13, 1998. On an annual basis, this increase will result in the payment of approximately $1.1 million in additional dividends, based on the current number of shares outstanding.

Expenditures for property, plant and equipment were $46.2 million in fiscal 1998 compared to $23.3 million in fiscal 1997. The increase primarily reflected the completion of a new office building and related improvements in Des Moines. Fiscal 1998 spending included $23 million for this project versus $11 million in fiscal 1997 (including capitalized interest expense). Employees began moving into the new building in April 1998 and spending related to the project is materially complete. Other spending in fiscal 1998 related to new computer systems, the introduction of local news at three television stations and a building remodeling project at one television station. The broadcasting segment expects to spend approximately $25 million over the next two fiscal years for new and remodeled facilities, the transition to digital technology at its four largest television stations (by November 1999) and other costs associated with the introduction or expansion of news programming at two stations. Further expenditures for the transition to digital technology are anticipated in later fiscal years as the remaining stations convert. Over the next two years, Meredith has a commitment to spend approximately $8 million for replacement aircraft. The company has no other material commitments for capital expenditures. Funds for capital expenditures are expected to be provided by cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.


Subsequent Event
----------------

The company intends to borrow the estimated net purchase price of $370 million for WGNX-Atlanta (see page F-6 of MD&A) from a combination of bank debt and private placements. In the future, investments will be required for regulatory requirements and the improvement of station operations; however, the amounts are not yet determinable.


Year 2000
----------

The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that nearly 20 percent of remediation efforts were completed as of June 30, 1998. All remediation efforts and testing of systems/equipment are expected to be completed by June 30, 1999.

The company is also in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: magazine and book printers, paper suppliers, magazine fulfillment providers, the U. S. Postal Service, television networks, other television programming suppliers, mainframe computer services suppliers, financial institutions and utilities. The company has requested copies of the Year 2000 plans of these material third parties and will monitor their performance against these plans.

Through June 30 1998, the company has spent approximately $0.4 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $5 million and consist primarily of costs for the remediation of internal systems and broadcasting equipment. Funds for these costs are expected to be provided by the operating cash flows of the company. The majority of the internal system remediation efforts relate to staff costs of on-staff systems engineers and, therefore, are not incremental costs.

Meredith Corporation could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the company and material third parties. A worst-case scenario would result in the short-term inability of the company to produce/distribute magazines or broadcast television programming due to unresolved Year 2000 issues. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the company is devoting the resources needed to address Year 2000 issues in a timely manner. Management has contracted with an outside consultant to monitor the progress of Meredith's Year 2000 efforts and provide update reports to the audit committee of the board of directors at each quarterly meeting. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which Meredith relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the company.

Meredith is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by June 30, 1999.


Other Matters
-------------

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income"; SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"; and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These statements will require revised and/or additional disclosures but will not have a material effect on the results of operations or financial position of the company. These statements will be effective during the company's fiscal year ending June 30, 1999.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

Market Risk
-----------

The market risk inherent in the company's financial instruments subject to such risks, is the potential market value loss arising from adverse changes in interest rates and/or the potential effect of increases in the market price of company common stock on the company's liquidity. All of the company's financial instruments subject to market risk are held for purposes other than trading.


Interest Rate Swap Agreements
-----------------------------

The company uses interest rate swap agreements to reduce exposure to interest rate fluctuations on its debt. At June 30, 1998, the company had interest rate swap agreements that effectively converted all its outstanding bank debt from floating interest rates to a fixed interest rate of 6.75 percent. These agreements cover $240 million notional amount of debt. At June 30, 1998, $215 million of debt was outstanding, all related to the swap agreements. Since interest rates on the debt are effectively fixed, changes in interest rates would have no impact on future interest expense related to this debt. Therefore, there is no earnings or liquidity risk associated with the interest rate swap agreements. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap agreements. At June 30, 1998, a 10 percent decrease in interest rates would result in a $2.1 million increase in the current cost of $3.1 million to terminate the swap agreements.



Put Option Agreements
---------------------

The company had a put option agreement outstanding at June 30, 1998 to repurchase 598,000 common shares. In August 1998, the company entered into two additional put option agreements to repurchase up to 1.6 million common shares. These agreements require the company to buy these shares at market prices subject to certain terms and conditions.

The risk to the company of an increase in share price is from a liquidity perspective. Based on the August 31, 1998 closing price, a 10 percent increase in share price would cause the potential liability for these put options to increase by $6.5 million. This calculation is based on a sudden increase in share price and all outstanding put options exercised at that price.



Program Rights Payable
----------------------

The company enters into contracts for program rights to air on its broadcast television stations. These contracts are generally on a market-by-market basis and subject to terms and conditions of the seller of the program rights. Generally, program rights are sold to the highest bidder in each market and the process is very competitive. There are no earnings or liquidity risks associated with program rights payable. Fair market values are determined using discounted cash flows. At June 30, 1998, a 10 per cent decrease in interest rates would result in a $0.8 million increase in the fair market value of the available and unavailable program rights payable.

Financial Statements and Supplementary Data

Consolidated Statements of Earnings
Meredith Corporation and Subsidiaries


Years ended June 30                        1998       1997       1996
--------------------------------------------------------------------------
                                           (in thousands except per share)

Revenues:
  Advertising                          $  580,029  $  459,678  $  446,923
  Circulation                             271,004     257,222     272,406
  Consumer books                           48,927      38,336      56,481
  All other                               109,967      99,982      91,327
                                       ----------  ----------  ----------
Total revenues                          1,009,927     855,218     867,137
                                       ----------  ----------  ----------

Operating costs and expenses:
  Production, distribution and edit       408,560     339,895     366,408
  Selling, general & administrative       412,026     377,655     378,094
  Depreciation and amortization            36,840      22,997      25,130
                                       ----------  ----------  ----------
Total operating costs and expenses        857,426     740,547     769,632
                                       ----------  ----------  ----------

Income from operations                    152,501     114,671      97,505

  Gain from disposition                        --          --       5,898
  Interest income                           1,278       5,010       2,183
  Interest expense                        (14,665)     (1,254)     (5,530)
                                       ----------  ----------  ----------

Earnings from continuing operations
  before income taxes                     139,114     118,427     100,056

  Income taxes                             59,256      50,835      45,399
                                       ----------  ----------  ----------
Earnings from continuing operations        79,858      67,592      54,657

Discontinued operation:
  Loss from cable operation                    --          --        (717)
  Gain from disposition                        --      27,693        --
                                       ----------  ----------  ----------
Net earnings                           $   79,858  $   95,285  $   53,940
                                       ==========  ==========  ==========
Basic earnings per share:
Earnings from continuing operations    $     1.51  $     1.26  $     1.00
Discontinued operation                         --        0.52       (0.02)
                                       ----------  ----------  ----------
Net earnings per share                 $     1.51  $     1.78  $     0.98
                                       ==========  ==========  ==========

Basic average shares outstanding           52,945      53,566      54,826
                                       ==========  ==========  ==========

Meredith Corporation and Subsidiaries






Years ended June 30                        1998       1997       1996
--------------------------------------------------------------------------
                                           (in thousands except per share)

Diluted earnings per share:
Earnings from continuing operations    $    1.46   $    1.22   $    0.97
Discontinued operation                        --        0.50       (0.01)
                                       ---------   ---------   ---------
Net earnings per share                 $    1.46   $    1.72   $    0.96
                                       =========   =========   =========

Diluted average shares outstanding        54,603      55,522      56,391
                                       =========   =========   =========
















See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Meredith Corporation and Subsidiaries




Assets                                         June 30     1998            1997
-------------------------------------------------------------------------------
                                                                 (in thousands)

Current assets:
Cash and cash equivalents                            $    4,953     $   74,498
Marketable securities                                        --         50,382

Accounts receivable (net of allowances of $12,119
  in 1998 and $14,221 in 1997)                          138,036         93,395

Inventories                                              34,765         30,273
Subscription acquisition costs                           47,070         59,444
Program rights                                           14,809          7,809
Other current assets                                      7,168         21,407
                                                     -----------    -----------

Total current assets                                    246,801        337,208
                                                     -----------    -----------
Property,  plant  and  equipment
  Land and improvements                                  16,110          5,049
  Buildings and improvements                             81,126         50,109
  Machinery and equipment                               156,280        108,442
  Leasehold improvements                                  7,540          7,407
  Construction in progress                                6,432         22,263
                                                     -----------    -----------
Total property, plant and equipment                     267,488        193,270
  Less accumulated depreciation                        (116,407)      (103,087)
                                                     -----------    -----------
Net property, plant and equipment                       151,081         90,183
                                                     -----------    -----------
Subscription acquisition costs                           36,941         32,703
Other assets                                             33,808         27,458
Goodwill and other intangibles  (at original cost
 less accumulated amortization of $97,716
 in 1998 and $77,696 in 1997)                           597,931        273,349
                                                     -----------    -----------

Total assets                                         $1,066,562     $  760,901
                                                     ===========    ===========





See accompanying Notes to Consolidated Financial Statements.

Liabilities and Stockholders' Equity           June 30     1998           1997
-------------------------------------------------------------------------------
                                               (in thousands except share data)

Current liabilities:
Current portion of long-term debt                    $   40,000     $       --
Current portion of long-term program rights payable      18,934         11,004
Accounts payable                                         63,171         48,306
Accruals:
  Compensation and benefits                              31,730         33,405
  Distribution expenses                                  17,517         15,278
  Other taxes and expenses                               33,528         24,865
                                                     -----------    -----------
Total accruals                                           82,775         73,548

Unearned subscription revenues                          141,989        145,102
                                                     -----------    -----------
Total current liabilities                               346,869        277,960


Long-term debt                                          175,000             --
Unearned subscription revenues                           95,603         95,883
Deferred income taxes                                    21,606         23,051
Other noncurrent liabilities                             49,682         37,077
                                                     -----------    -----------
Total liabilities                                       688,760        433,971
                                                     -----------    -----------
Temporary equity:  Put option agreement
Common stock, 597,878 shares outstanding                 28,063             --
                                                     ----------     ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
   Authorized 5,000,000 shares; none issued                  --             --
Common stock, par value $1 per share
   Authorized 80,000,000 shares; issued and outstanding
   40,996,510 shares in 1998(excluding 26,274,767
   shares held in treasury (and 40,921,537 shares in 1997
   (excluding 25,505,186 shares held in treasury)        40,996         40,922
Class B stock, par value $1 per share,
 convertible to common stock
   Authorized 15,000,000 shares; issued and outstanding
   11,279,881 shares in 1998 and 12,335,361 shares
   in 1997                                               11,280         12,335
Retained earnings                                       299,813        276,243
Unearned compensation                                    (2,350)        (2,570)
                                                     -----------    -----------
Total stockholders' equity                              349,739        326,930
                                                     -----------    -----------
Total liabilities and stockholders' equity           $1,066,562     $  760,901
                                                     ===========    ===========


See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Meredith Corporation and Subsidiaries



                                             Add'l            Unearned
                            Common  Class B Paid-in Retained  Compensa-
(in thousands)               Stock   Stock  Capital Earnings    tion    Total
-------------------------------------------------------------------------------
Balance at June 30, 1995    $20,580  $6,905  $  873 $216,485  $(3,793)$241,050
-------------------------------------------------------------------------------

Net earnings                     --      --      --   53,940       --   53,940
Stock issued under various
  incentive plans,
  net of forfeitures            155      --   4,228       --      164    4,547
Purchases of company stock     (691)     --  (6,865) (22,001)      --  (29,557)
Conversion of class B to
  common stock                  336    (336)     --       --       --       --
Dividends paid, 21 cents
 per share
    Common stock                 --      --      --   (8,726)      --   (8,726)
    Class B stock                --      --      --   (2,795)      --   (2,795)
Restricted stock
  amortized to operations        --      --      --       --    1,341    1,341
Tax benefit from
  incentive plans                --      --   1,474       --       --    1,474
Other                            --      --     290       --       --      290
-------------------------------------------------------------------------------
Balance at June 30, 1996     20,380   6,569      --  236,903   (2,288) 261,564
-------------------------------------------------------------------------------
Net earnings                     --      --      --   95,285       --   95,285
Stock issued under various
  incentive plans,
  net of forfeitures            596      --   7,066       --   (1,527)   6,135
Purchases of company stock   (1,237)     -- (11,874) (16,157)      --  (29,268)
Conversion of class B to
  common stock                  803    (803)     --       --       --       --
Two-for-one stock split
  in March 1997              20,380   6,569      --  (26,949)      --       --
Dividends paid, 24 cents
 per share
    Common stock                 --      --      --   (9,784)      --   (9,784)
    Class B stock                --      --      --   (3,055)      --   (3,055)
Restricted stock
  amortized to operations        --      --     674       --    1,245    1,919
Tax benefit from incentive
  plans                          --      --   3,574       --       --    3,574
Other                            --      --     560       --       --      560
-------------------------------------------------------------------------------
Balance at June 30, 1997     40,922  12,335      --  276,243   (2,570) 326,930
-------------------------------------------------------------------------------

Meredith Corporation and Subsidiaries



                                             Add'l            Unearned
                            Common  Class B Paid-in Retained  Compensa-
(in thousands)               Stock   Stock  Capital Earnings    tion    Total
-------------------------------------------------------------------------------
Balance at June 30, 1997     40,922  12,335      --  276,243   (2,570) 326,930
-------------------------------------------------------------------------------
Net earnings                     --      --      --   79,858       --   79,858
Stock issued under various
  incentive plans,
  net of forfeitures            516      --   8,615       --     (745)   8,386
Purchases of company stock     (899)     -- (17,146) (13,149)      --  (31,194)
Reclassification of put
  option agreement             (598)     --      --  (27,465)      --  (28,063)
Conversion of class B to
  common stock                1,055  (1,055)     --       --       --       --
Dividends paid, 27 cents
 per share
    Common stock                 --      --      --  (11,126)      --  (11,126)
    Class B stock                --      --      --   (3,160)      --   (3,160)
Restricted stock
  amortized to operations        --      --     256       --      965    1,221
Tax benefit from incentive
  plans                          --      --   8,275       --       --    8,275
Other                            --      --      --   (1,388)      --   (1,388)
-------------------------------------------------------------------------------
Balance at June 30, 1998    $40,996 $11,280  $   -- $299,813  $(2,350)$349,739
-------------------------------------------------------------------------------













See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Meredith Corporation and Subsidiaries



Years ended June 30                                  1998      1997      1996
-------------------------------------------------------------------------------
                                                                 (in thousands)
Cash flows from operating activities:
  Net earnings                                    $ 79,858  $ 95,285  $ 53,940

Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                     36,840    22,997    25,130
  Amortization of program rights                    27,677    17,388    18,950
  Gain from disposition, net of taxes                   --        --    (3,379)
 (Gain)loss from discontinued operation                 --   (27,693)      717
  Changes in assets and liabilities:
    Accounts receivable                            (44,641)     (518)    1,632
    Inventories                                     (4,492)      912    10,694
    Supplies and prepayments                         2,972    (1,360)    9,794
    Subscription acquisition costs                   8,136     3,485     4,929
    Accounts payable                                14,865     6,221   (10,064)
    Accruals                                        16,797    (6,073)    8,664
    Unearned subscription revenues                  (3,393)    2,773    (9,096)
    Deferred income taxes                           11,269    (1,871)     (798)
    Other deferred items                             7,960     5,087    (2,908)
                                                  --------  --------  --------
Net cash provided by operating activities          153,848   116,633   108,205
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of marketable securities                    --   (50,557)       --
  Redemptions of marketable securities              50,371        --        --
  Proceeds from dispositions                            --   123,275    27,894
  Acquisitions of businesses                      (375,000)       --   (14,500)
  Additions to property, plant, and equipment      (46,181)  (23,299)  (29,873)
  Changes in other assets                           (2,053)   (3,678)    2,514
                                                  --------  --------  --------

Net cash (used) provided by investing activities  (372,863)   45,741   (13,965)
                                                  --------  --------  --------
Cash flows from financing activities:
  Long-term debt incurred                          270,000        --        --
  Repayment of long-term debt                      (55,000)  (50,000)  (40,000)
  Payments for program rights                      (28,269)  (18,184)  (17,364)
  Proceeds from common stock issued                  8,386     6,142     4,542
  Purchases of company stock                       (31,194)  (29,268)  (29,557)
  Dividends paid                                   (14,286)  (12,839)  (11,521)
  Other                                               (167)    2,472     1,636
                                                  --------  --------  --------

Net cash provided (used) by financing activities   149,470  (101,677)  (92,264)
                                                  --------  --------  --------

Meredith Corporation and Subsidiaries





Years ended June 30                                  1998      1997      1996
-------------------------------------------------------------------------------
                                                                 (in thousands)

Net (decrease)increase in cash and
 cash equivalents                                  (69,545)   60,697     1,976
Cash and cash equivalents at beginning of year      74,498    13,801    11,825
                                                  --------  --------  --------

Cash and cash equivalents at end of year          $  4,953  $ 74,498  $ 13,801
                                                  ========  ========  ========



Supplemental disclosures of cash flow information:
Cash paid
  Interest                                        $ 15,301  $  1,818  $  8,814
  Income taxes                                    $ 28,339  $ 66,105  $ 45,719
Noncash transactions
  Program rights financed by contracts payable    $ 14,778  $ 13,734  $ 26,587
  Tax benefit related to stock options            $  8,275  $  3,574  $  1,414























See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meredith Corporation and Subsidiaries




1. Organization and Summary of Significant Accounting Policies

a. Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. The company's principal businesses are magazine publishing and television broadcasting. Operating profits of the publishing and broadcasting segments were 55 percent and 45 percent, respectively, of total operating profit before unallocated corporate expense in fiscal 1998. Magazine operations accounted for more than 85 percent of the revenues and operating profit of the publishing segment, which also includes book publishing, residential real estate franchising, brand licensing and other related operations. Better Homes and Gardens is the most significant trademark to the publishing segment and is used extensively in its operations. The company reached an agreement in June 1998 to sell the net assets of the residential real estate marketing and franchising business. The transaction closed on July 27, 1998. The company's television broadcasting operations include 11 network-affiliated television stations. See Note 13 for information regarding the acquisition of a twelfth television station. Meredith's operations are diversified geographically within the United States, and the company has a broad customer base.

Advertising and magazine circulation revenues accounted for 57 percent and 27 percent, respectively, of the company's revenues in fiscal 1998. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for the company's products. National and local economic conditions largely affect the overall industry levels of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.


b. Principles of consolidation

The consolidated financial statements include the accounts of Meredith Corporation and its majority-owned subsidiaries. On July 1, 1997, the company acquired the net assets of three television stations (KPDX, KFXO and WHNS). On September 4, 1997, the net assets of another television station, WFSB, were purchased. Their results of operations are included in the company's fiscal 1998 financial statements from the respective acquisition dates. All significant intercompany transactions have been eliminated.


c. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

d. Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost which approximates fair value.


e. Marketable securities

Marketable securities at June 30, 1997, were classified as available-for-sale and consisted of short-term debt securities issued by the U.S. Treasury. Proceeds from sales and maturities of securities were $50.4 million during fiscal 1998. Realized gains and losses were not material. The costs used to compute realized gains and losses were determined by specific identification. No marketable securities were sold during fiscal 1997.


f. Inventories

Paper inventories are stated at cost, which is not in excess of market value, using the last-in first-out (LIFO) method. All other inventories are stated at the lower of cost (first-in first-out, or average) or market.


g. Subscription acquisition costs

Subscription acquisition costs primarily represent magazine direct-mail agency commissions. These costs are deferred and amortized over the related subscription term, typically one or two years.


h. Property, plant and equipment

Property, plant and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: five to 45 years for buildings and improvements, and three to 20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant and equipment was $17.8 million in fiscal 1998 ($12.4 million in fiscal 1997 and $12.4 million in fiscal 1996).


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

j. Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of tangible assets acquired in the purchases of businesses. The values of goodwill and other intangibles have been determined by independent appraisals. As of June 30, 1998, the unamortized portion of these assets primarily consisted of television FCC licenses ($263.8 million), goodwill ($170.1 million), and television network affiliation agreements ($143.3 million). Virtually all of these assets were acquired subsequent to October 31, 1970, and are being amortized by the straight-line method over the following periods: 40 years for television FCC licenses; 20 to 40 years for goodwill; and 15 to 40 years for network affiliation agreements. The company evaluates the recoverability of its intangible assets as current events or circumstances warrant to determine whether adjustments are needed to carrying values. Such evaluation may be based on projected income and cash flows on an undiscounted basis from the underlying business or from operations of related businesses. Other economic and market variables are also considered in any evaluation.


k. Derivative financial instruments

All interest rate swap agreements are held for purposes other than trading, and are accounted for by the accrual method. Amounts due to or from counterparties are recorded as adjustments to interest expense in the periods in which they accrue.

The fair market value of put options outstanding is reclassified from stockholders' equity to the temporary equity classification entitled, "Put option agreement." Future adjustments to the fair market value resulting from changes in the stock price of the company's common shares will result in adjustments between equity and temporary equity, with no effect on earnings.


l. Revenues

Advertising revenues are recognized when the advertisements are published or aired. Magazine advertising revenues totaled $351.6 million in fiscal 1998 ($311.2 million in fiscal 1997 and $309.0 million in fiscal 1996). Broadcasting advertising revenues were $228.5 million in fiscal 1998 ($148.5 million in fiscal 1997 and $138.0 million in fiscal 1996). Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers. Revenues from magazines sold on the newsstand and books are recognized at shipment, net of provisions for returns.


m. Advertising expenses

Total advertising expenses included in the Consolidated Statements of Earnings were $74.8 million in fiscal 1998, $71.8 million in fiscal 1997 and $76.1 million in fiscal 1996. The majority of the company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. These costs are expensed as incurred.

n. Stock-based compensation

The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation."


o. Earnings per share

In fiscal 1998 the company adopted SFAS No. 128, "Earnings Per Share," which requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed using the weighted average number of actual common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur from the exercise of common stock options outstanding. All previously reported EPS amounts have been restated to conform to the new presentation and all references are to diluted EPS unless otherwise noted. The following table presents the calculations of EPS from continuing operations:


Years ended June 30                         1998        1997        1996
-------------------------------------------------------------------------
                                          (in thousands except per share)

Earnings from continuing operations...... $79,858     $67,592     $54,657
                                          =======     =======     =======

Basic average shares outstanding.........  52,945      53,566      54,826
Dilutive effect of stock options.........   1,658       1,956       1,565
                                          -------     -------     -------
Diluted average shares outstanding.......  54,603      55,522      56,391
                                          =======     =======     =======

Basic EPS from continuing operations..... $  1.51     $  1.26     $  1.00
                                          =======     =======     =======

Diluted EPS from continuing operations... $  1.46     $  1.22     $  0.97
                                          =======     =======     =======


Antidilutive options excluded from the above calculations totaled 5,000 options at June 30, 1998 (with a weighted average exercise price of $42.87), and 517,000 options at June 30, 1997 (with a weighted average exercise price of $27.45).


p. Other

Certain prior-year financial information has been reclassified or restated to conform to the fiscal 1998 financial statement presentation. In addition, all share and per-share amounts have been restated to reflect a two-for-one stock split in the form of a share dividend in March 1997.

2. Discontinued Operation

On October 25, 1996, the Meredith/New Heritage partnership (MNH Partnership), of which the company indirectly owned 96 percent, completed the sale of its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. (Strategic Partners), to Continental Cablevision of Minnesota Subsidiary Corporation, an affiliate of MNH Partnership's minority partner, Continental Cablevision of Minnesota, Inc. Strategic Partners owned and operated cable television systems with approximately 127,000 subscribers in the Minneapolis/St. Paul area. The total value of the cable television systems was $262.5 million based on estimated future cash flows. Strategic Partners' debt of $84.3 million was retired. Meredith Corporation's share of the proceeds, after the debt payment and taxes, was $116 million. The company recorded a gain of $27.7 million, or 50 cents per share, from the sale. The gain was net of income tax expense of $8.8 million and deferred operating losses of $0.2 million.

Summarized financial information for the discontinued cable operation through the effective date of sale follows:

Results of discontinued operation

Years ended June 30                                    1997         1996
-------------------------------------------------------------------------
                                                           (in thousands)

  Revenues.....................................       $13,419     $51,750
                                                      =======     =======
  Income from operations.......................       $ 1,581     $ 5,111
                                                      =======     =======
  Net interest expense.........................       $ 1,421     $ 6,513
                                                      =======     =======

  Profit (loss) before income taxes............       $   117     $  (961)

  Income tax (benefit) expense.................           (40)        102
                                                      -------     -------
  Net profit (loss) from
   discontinued operation......................       $   157     $(1,063)
                                                      =======     =======
  Gain from disposition........................       $27,693     $    --
                                                      =======     =======

Fiscal 1996 first quarter discontinued operating results included in the Consolidated Statement of Earnings reflected revenues of $12.2 million, income from operations of $0.7 million and a net loss of $0.7 million (including an income tax benefit of $27,000). Cable operating results after the measurement date of September 30, 1995, were deferred and therefore reduced the gain from disposition. Those financial results included revenues of $52.9 million, income from operations of $5.9 million and a net loss of $0.2 million (including income tax expense of $89,000). Interest expense reflected in the results of the discontinued cable operation was specifically attributable to the cable operation and the related debt was nonrecourse to Meredith Corporation.

3. Acquisitions and Dispositions

See Note 13 for information regarding an acquisition agreement entered into subsequent to June 30, 1998.

On July 1, 1997, the company purchased the net assets of three television stations affiliated with the FOX television network from First Media Television, L.P. (First Media). The three stations were: KPDX serving the Portland, Ore. market; WHNS serving the Greenville, S.C./Spartanburg, S.C./Asheville, N.C. market; and KFXO serving the Bend, Ore. market. The total purchase price of the three stations was $216 million.

Meredith had also agreed to acquire WCPX-TV, a CBS network-affiliated television station serving the Orlando, Fla. market, from First Media.
However, the company already owned WOFL-TV, a FOX network-affiliated television station serving the Orlando market. FCC regulations currently prohibit the ownership of more than one television station in a market. Therefore, Meredith reached an agreement with Post-Newsweek Stations, Inc. (Post-Newsweek), to exchange the net assets of WCPX for the net assets of WFSB, a CBS network-affiliated television station serving the Hartford/New Haven, Conn. market. Post-Newsweek is a wholly owned subsidiary of the Washington Post Company. The acquisition of WCPX and the subsequent exchange for WFSB were completed on September 4, 1997, at a net cost of $159 million.

These acquisitions have been accounted for as asset purchases, and accordingly, the operations of the acquired properties have been included in the company's consolidated operating results from their respective acquisition dates. The costs of the acquisitions have been allocated on the bases of the estimated fair market value of the assets acquired and liabilities assumed. These purchase price allocations included the following intangibles: FCC licenses of $212.4 million, network affiliation agreements of $90.7 million and goodwill of $40.1 million. FCC licenses and goodwill are being amortized over periods not exceeding 40 years. Network affiliation agreements are being amortized over periods ranging from 15 to 40 years. The acquisitions also included property, plant and equipment and broadcast program rights and the related payables.
(See Note 6 for information on the debt incurred to finance these acquisitions.)

Pro forma results of operations as if the acquisitions had occurred at the beginning of each period presented are as follows:

Years ended June 30                                  1998        1997
---------------------------------------------------------------------------
                                            (in thousands except per share)

Total revenues..........................         $1,016,083    $938,036
                                                 ==========    ========
Earnings from continuing operations.....         $   80,033    $ 67,489
                                                 ==========    ========
Net earnings............................         $   80,033    $ 95,182
                                                 ==========    ========
Basic earnings per share:
  Earnings from continuing operations...         $     1.51    $   1.26
                                                 ==========    ========
  Net earnings..........................         $     1.51    $   1.78
                                                 ==========    ========

Diluted earnings per share:
  Earnings from continuing operations...         $     1.46    $   1.22
                                                 ==========    ========
  Net earnings..........................         $     1.46    $   1.72
                                                 ==========    ========

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

See Note 2 for information regarding the disposition of the discontinued cable segment in fiscal 1997.

4. Fair Values of Financial Instruments

Estimated fair values and carrying amounts of financial instruments are as follows:

Years ended June 30                    1998                 1997
--------------------------------------------------------------------------
                           Carrying       Fair        Carrying     Fair
                            Amount       Value         Amount     Value
--------------------------------------------------------------------------
                                                            (in thousands)
Assets:
  Marketable securities          --           --      $ 50,382   $ 50,382

Liabilities:
  Program rights payable   $ 29,607     $ 28,058      $ 17,032   $ 16,000
  Long-term debt           $215,000     $215,000            --         --
  Interest rate swaps            --     $  3,059            --         --

Fair values were determined as follows:

Marketable securities:  quoted market prices.
Program rights payable:  discounted cash flows.
Long-term debt: borrowing rates currently available for debt with similar terms and maturities.
Interest rate swaps: estimated amount the company would pay or receive to terminate the swap agreements.

The carrying amounts reported on the Consolidated Balance Sheets at June 30, 1998 and 1997, for all other financial instruments, including the put option agreement classified as temporary equity, approximate their respective fair values. Fair value estimates are made at a specific point in time based on relevant market and financial instrument information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

5. Inventories

Inventories consist primarily of paper stock and books. Of net inventory values shown, approximate portions determined using the LIFO method were 58 percent at June 30, 1998 and 52 percent at June 30, 1997. LIFO inventory expense (income) included in the Consolidated Statements of Earnings was $1.4 million in fiscal 1998, ($6.0) million in fiscal 1997 and $1.0 million in fiscal 1996.

June 30                                               1998         1997
---------------------------------------------------------------------------
                                                             (in thousands)

Raw materials.........................              $24,777      $16,787
Work in process.......................               13,286       14,950
Finished goods........................                5,446        5,874
                                                    -------      -------
                                                     43,509       37,611

Reserve for LIFO cost valuation.......               (8,744)      (7,338)
                                                    -------      -------
Inventories...........................              $34,765      $30,273
                                                    =======      =======

6. Long-term Debt

At June 30, 1998, long-term debt outstanding totaled $215 million under a credit agreement with a group of seven banks led by Wachovia Bank, N.A. as agent. This debt was incurred in the first quarter of fiscal 1998 to finance the acquisitions of the four television stations. The credit agreement consists of a $210 million, 60-month term loan and a $150 million, 60-month revolving credit facility. At June 30, 1998, $185 million was owed under the term loan and $30 million was outstanding under the revolving credit facility. The term loan requires the following annual principal payments on May 31 each year from 1999 through 2002, respectively: $40 million, $45 million, $50 million and $50 million. Any amounts owed under the revolving credit facility are due and payable on May 31, 2002. The credit agreement includes certain covenants. These include requirements that the ratio of consolidated funded debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization) be less than 3.5 to 1.0 and the fixed-charge-coverage ratio not be less than
2.0 to 1.0. The fixed-charge-coverage ratio is defined as EBITDA less capital expenditures divided by the sum of interest expense, dividends paid and required debt payments. As of June 30, 1998, the company was in compliance with all debt covenants.

Interest rates under the credit agreement are based on one of the following, plus applicable margins: adjusted LIBOR; the higher of Wachovia Bank's prime rate or the overnight federal funds rate; or money market rates. Meredith is using interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company entered into two interest rate swap contracts with effective dates of September 30, 1997, for purposes other than trading. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three-month LIBOR. As a result, Meredith expects to have an effective borrowing cost of approximately 6.75 percent (including applicable margins and fees) over the term of the swap contracts. The weighted average interest rate at June 30, 1998, was 6.75 percent.

The swap contracts terminate on March 30, 2001, and the notional amount of indebtedness varies over the terms of the contracts. The notional amount of indebtedness was $240 million at June 30, 1998. The average notional amount of indebtedness outstanding in fiscal 1999 through 2001 under the contracts is as follows: $220 million, $153 million and $70 million, respectively. The company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap contracts. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

Interest expense related to the debt totaled $14.3 million (excluding $1.3 million in capitalized interest) in fiscal 1998. Interest expense related to a previous term loan agreement, that was fully repaid in October 1996, totaled $0.9 million (excluding $92,000 in capitalized interest) in fiscal 1997 and $5.3 million in fiscal 1996.

At June 30, 1998, Meredith Corporation had available credit totaling $130 million, including $120 million under the aforementioned revolving credit facility.


7. Income Taxes

Income tax expense was allocated as follows:

Years ended June 30                             1998        1997        1996
-----------------------------------------------------------------------------
                                                               (in thousands)

Earnings from continuing operations.....      $59,256     $50,835     $45,399

Discontinued operation..................           --       8,756         (27)
                                              -------     -------     -------
      Total income tax expense..........      $59,256     $59,591     $45,372
                                              =======     =======     =======

Income tax expense attributable to earnings from continuing operations consists of:

Years ended June 30                             1998        1997        1996
-----------------------------------------------------------------------------
                                                               (in thousands)

 Currently payable:
  Federal................................     $39,921     $45,596     $38,784
  State..................................       8,066      10,684       8,887
                                              -------     -------     -------
                                               47,987      56,280      47,671
                                              -------     -------     -------
Deferred:
  Federal................................       9,128      (4,356)     (1,817)
  State..................................       2,141      (1,089)       (455)
                                              -------     -------     -------
                                               11,269      (5,445)     (2,272)
                                              -------     -------     -------
    Total...............................      $59,256     $50,835     $45,399
                                              =======     =======     =======

The differences between the effective tax rates and the statutory U.S. federal income tax rate are as follows:


Years ended June 30                              1998       1997       1996
----------------------------------------------------------------------------

Expected income tax (statutory rate) ........    35.0%      35.0%      35.0%
State income taxes,
 less federal income tax benefits............     4.8        5.3        5.5
Goodwill amortization........................     1.1        1.2        2.3
Other........................................     1.7        1.4        2.6
                                                 -----      -----      -----
  Effective income tax rate .................    42.6%      42.9%      45.4%
                                                 =====      =====      =====


The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities are as follows:

    June 30                                         1998        1997
    -----------------------------------------------------------------
                                                       (in thousands)

    Deferred tax assets:
      Accounts receivable allowances
        and return reserves..................    $ 10,632    $ 13,687
      Compensation and benefits..............      22,369      21,040
      Expenses deductible for taxes in
        different years than accrued.........      13,891      14,736
      All other assets.......................       4,082       1,501
                                                  -------     -------
    Total deferred tax assets................      50,974      50,964
                                                  -------     -------

    Deferred tax liabilities:
      Subscription acquisition costs...........    26,334      29,544
      Accumulated depreciation and amortization    19,485      19,777
      Gains from dispositions..................     8,020       8,463
      Carrying value of accounts receivable....    12,011          --
      Expenses deductible for taxes in
        different years than accrued...........     4,322       4,302
      All other liabilities....................     3,206          13
                                                  -------     -------
    Total deferred tax liabilities                 73,378      62,099
                                                  -------     -------
    Net deferred tax liability                   $ 22,404     $11,135
                                                  =======     =======

The current portions of deferred tax assets and liabilities are included in "other current assets" and "other taxes and expenses," respectively, in the Consolidated Balance Sheets.

No valuation allowance has been recorded for deferred tax assets, as management believes it is more likely than not that those assets will be realized through generation of future taxable income.

8. Pension and Postretirement Benefit Plans

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

Net periodic pension cost included the following:


Years ended June 30                              1998       1997       1996
----------------------------------------------------------------------------
                                                              (in thousands)

Service cost - benefits earned during
 the period...................................  $3,642     $3,650     $3,124
Interest cost on projected benefit obligation.   5,247      5,017      4,457
Actual return on assets....................... (27,942)    (4,000)   (19,145)
Deferred investment gain(loss) ...............  22,901       (991)    15,760
Amortization..................................     338        540        770
                                                ------     ------     ------
  Net periodic pension cost...................  $4,186     $4,216     $4,966
                                                ======     ======     ======

The following table sets forth the plans' funded status and amounts recognized in the company's Consolidated Balance Sheets. Overfunded plans are those in which the fair value of plan assets exceeds the accumulated benefit obligation.


June 30                                    1998                 1997
---------------------------------------------------------------------------
                                    Over-      Under-     Over-     Under-
                                    funded     funded     funded    funded
                                    Plans      Plans      Plans     Plans
                                   --------   -------    --------  --------
                                                             (in thousands)
Actuarial present value of
benefit obligations:
  Vested benefit obligation........$(44,809) $ (6,201)   $(43,202) $ (9,502)
                                   ========  ========    ========  ========
  Accumulated benefit obligation...$(49,085) $ (8,381)   $(47,151) $(11,431)
                                   ========  ========    ========  ========

  Projected benefit obligation.....$(56,083) $(11,335)   $(52,956) $(14,561)
Plan assets at fair value..........  82,401       194      63,706       191
                                   --------  --------    --------  --------

Projected benefit obligation less
 than (in excess of) plan assets...  26,318   (11,141)     10,750   (14,370)
Unrecognized net (gain) loss....... (26,681)    2,918     (13,499)    3,388
Unrecognized net obligation........     484     1,333         607     1,665
Unrecognized prior service cost....     717     1,049         924     1,244
Adjustment required to recognize
 minimum liability.................      --    (2,955)         --    (3,299)
                                   --------  --------    --------  --------
Prepaid pension (pension liability)
 recognized in the balance sheets..$    838  $ (8,796)   $ (1,218) $(11,372)
                                   ========  ========    ========  ========



Assumptions used in accounting for pension plans are as follows:


June 30                                               1998      1997
---------------------------------------------------------------------
Discount rate (before retirement)..................   7.00%     7.75%
Discount rate (after retirement)...................   6.25%     6.25%
Rate of increase in compensation levels............   6.00%     6.00%
Expected long-term rate of return on plan assets...   8.25%     8.25%

Fiscal 1998 pension expense included a favorable adjustment of $2.2 million primarily due to a settlement gain in a nonqualified plan resulting from key employee retirements.


Postretirement Benefit Plans
----------------------------

The company sponsors defined health care and life insurance plans which provide benefits to eligible retirees. The health plan is contributory with retiree contributions adjusted annually. A portion of the company's contribution is a fixed dollar amount based on age and years of service at retirement. The health insurance plan contains the cost-sharing features of coinsurance and/or deductibles. The life plan is paid for by the company. Benefits under both plans are based on eligible status for retirement and length of service. Substantially all of the company's employees may become eligible for these benefits upon reaching age 55 and having worked continuously for the company at least 10 years. Cash payments related to retiree health and life benefits were $0.7 million in fiscal 1998 ($0.7 million and $0.9 million in 1997 and 1996, respectively). The company funds a small portion of its postretirement benefits through a 401(h) account. All assets are held in noncompany equity securities.

A summary of the components of net periodic postretirement benefit costs follows:

Years ended June 30                              1998       1997       1996
----------------------------------------------------------------------------
                                                              (in thousands)

Service cost - benefits earned during
 the period...................................  $  479     $  445     $  341
Interest cost on accumulated benefit obligation  1,086      1,077        897
Actual return on assets.......................    (317)      (151)      (116)
Net amortization and deferral.................      45        (28)      (136)
                                                ------     ------     ------
  Net periodic postretirement benefit cost....  $1,293     $1,343     $  986
                                                ======     ======     ======

The following table sets forth the obligations recognized in the company's Consolidated Balance Sheets regarding postretirement benefits and the plans' funded status:

    June 30                                              1998       1997
    -----------------------------------------------------------------------
                                                             (in thousands)

    Actuarial present value of benefit obligations:
      Retirees....................................     $ (8,412)  $ (8,714)
      Active employees............................       (6,346)    (5,412)
                                                       --------   --------
        Total accumulated benefit obligation......      (14,758)   (14,126)
    Plan assets at fair value.....................        1,244        664
                                                       --------   --------
    Accumulated benefit obligation in excess of
     plan assets..................................      (13,514)   (13,462)
    Unrecognized prior service credit.............       (2,643)    (2,843)
    Unrecognized net loss ........................          558      1,360
                                                       --------   --------
    Postretirement benefit liability recognized
     in the balance sheets........................     $(15,599)  $(14,945)
                                                       ========   ========

Assumptions used in accounting for postretirement benefit plans are as follows:

June 30                                                  1998       1997
----------------------------------------------------------------------------
Discount rate......................................      7.00%      7.75%
Rate of increase in health care cost levels:
    Employees under age 65.........................     10.00%     11.00%
    Employees age 65 and older.....................      7.00%      8.00%
Rate of increase in compensation levels............      6.00%      6.00%
Expected long-term rate of return on plan assets...      8.25%      8.25%

The rate of increase in health care cost levels for employees under age 65 is expected to decrease by 1 percent annually to 5.75 percent in 2003 and remain at that level. For employees 65 and older, the rate is expected to decrease by 1 percent annually to 5.75 percent in 2000 and remain at that level. By increasing the trend rate by one percentage point each year, the accumulated postretirement benefit obligation for retiree health benefits would increase by $0.7 million in both fiscal 1998 and 1997. The net periodic postretirement health care benefit cost would increase by $0.1 million in both fiscal 1998 and 1997.

9. Capital Stock

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

On July 31, 1998, there were approximately 1,900 holders of record of the company's common stock and 1,300 holders of record of class B stock.

From time to time, the company's board of directors has authorized the repurchase of shares of the company's common stock on the open market. Repurchases under these authorizations were as follows:


Years ended June 30                     1998       1997       1996
--------------------------------------------------------------------
                                                      (in thousands)

Number of shares...................      899       1,237      1,382
Cost at market value...............  $31,194     $29,268    $29,557


In fiscal 1998, the company entered into a put option agreement with certain trusts of the Bohen family, nonaffiliate descendants of the company's founder, to repurchase up to 598,000 common shares. In general, the agreement allows the option holder to require the company to buy common stock at market prices. The agreement, which expires in February 1999, includes certain restrictions related to the timing of the puts and provides discounts from market prices under certain circumstances. At June 30, 1998, no options had been put to the company under this agreement. The market value of these shares at June 30, 1998, has been reclassified from stockholders' equity to the temporary equity classification entitled, "Put option agreement." In July 1998, 270,000 shares were repurchased under this agreement.

Meredith Corporation entered into similar put option agreements effective August 1, 1998, to repurchase up to 1.6 million common shares over the next 24 months. As of August 1, 1998, approximately 2.6 million shares could be repurchased under existing authorizations by the board of directors.



10. Common Stock and Stock Option Plans

Savings and Investment Plan
---------------------------

The company maintains a 401(k) Savings and Investment Plan which permits eligible employees to contribute funds on a pre-tax basis. The plan provides for employee contributions of up to 12.0 percent of eligible compensation. Beginning January 1, 1998, the company matched 100 percent of the first 3 percent and 50 percent of the next 2 percent of employee contributions. Previously, the company matched 75 percent of the first 5 percent contributed. In recognition of all employees' contributions to the company's financial performance in fiscal 1997, a special one-time additional company match of 25 cents per regularly matched $1 was charged against fiscal 1997 earnings. The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the company's common stock. Activity under this plan included the following:


Years ended June 30                         1998         1997         1996
---------------------------------------------------------------------------
                                                             (in thousands)

Company contribution expense...........    $3,679       $4,562       $2,993
Company shares issued..................       129          147          169
Market value of company shares issued..    $4,502       $3,442       $3,083


A total of 17.0 million shares has been reserved for this plan, of which approximately 16.4 million shares have been issued as of June 30, 1998. A total of 1.3 million shares is outstanding under this plan as of June 30, 1998.


Restricted Stock Plans
----------------------

The company has awarded common stock to eligible key employees under a stock incentive plan and to nonemployee directors under a restricted stock plan. All plans have restriction periods tied primarily to employment and/or service. In addition, certain awards are granted based on specified levels of company stock ownership. The awards are recorded at market value on the date of the grant as unearned compensation since common shares are legally issued on that date. The initial values of the grants are amortized over the restriction periods, net of forfeitures. Restricted stock and annual expense information follows:

Years ended June 30                          1998        1997        1996
--------------------------------------------------------------------------
                                           (in thousands except per share)

Number of restricted shares awarded......       32          71          24
Average market price of awarded shares      $35.94      $21.94      $18.98
Restricted shares outstanding............      319         592         718
Annual expense, net......................   $1,221      $1,919      $1,341

Stock Equivalent Plans
----------------------

In fiscal 1997, the company discontinued a pension plan for active nonemployee members of its board of directors. On November 11, 1996, the pension benefit for each of these directors was determined and converted to common stock equivalents at the market price on that date. Approximately 20,000 stock equivalents were established.

Stock Option Plans
------------------

Under the company's stock incentive plan, nonqualified stock options may be granted to certain employees to purchase shares of common stock at prices not less than market prices at the dates of grants. All options granted under these plans expire at the end of 10 years. Most of these option grants vest one-third each year over a three-year period. Others have "cliff-type" vesting after either three- or five-year periods. Some of the options granted in fiscal 1998 are tied to attaining specified earnings per share and return on equity goals for the three years ended June 30, 2000. If these goals are met, the options become fully vested three years from the date of grant. The vesting of some of these options can accelerate based on the achievement of certain financial goals.

The company also has a nonqualified stock option plan for nonemployee
directors.   Options vest either 40, 30, and 30 percent in each successive year or one-third each year over a three-year period. No options can be issued under this plan after July 31, 2003, and options expire 10 years after issuance.

A summary of stock option activity and weighted average exercise prices follows:

Years ended June 30            1998              1997              1996
----------------------------------------------------------------------------
(options in thousands)           Exercise          Exercise          Exercise
                         Options  Price    Options  Price    Options  Price
                         ------- --------  ------- --------  ------- --------
Outstanding,
  beginning of year       4,704   $15.32    3,571   $11.27    3,221   $ 9.55

Granted at market price   1,029   $30.74    1,280   $21.64      742   $16.75
Granted at price
  exceeding market           --       --      233   $29.21       70   $19.95
Exercised                  (385)  $10.10     (380)  $ 7.10     (193)  $ 7.55

Forfeited                   (20)  $28.41       --       --     (269)  $11.07
                          -----   ------     -----   -----   ------   ------
Outstanding, end of year  5,328   $18.63    4,704   $15.32    3,571   $11.27
                          =====   ======    =====   ======    =====   ======

Exercisable, end of year  2,795   $12.25    2,182   $10.50    1,458   $ 8.10
                          =====   ======    =====   ======    =====   ======

Fair value of options granted:
  At market price                 $ 9.40            $ 6.74            $ 5.08
  Above market price                  --            $ 5.14            $ 3.62

A summary of stock options outstanding and exercisable as of June 30, 1998, follows:

                          Options outstanding           Options exercisable
----------------------------------------------------------------------------
(options in thousands)         Weighted     Weighted                Weighted
                               average      average                 average
   Range of        Number      remaining    exercise     Number     exercise
exercise prices  outstanding  life (years)   price     exercisable   price
---------------  -----------  ------------  ---------  -----------  --------


$ 6.61 - $11.56     1,998        5.43        $10.02       1,998      $10.02
$11.67 - $20.31     1,617        7.64        $18.58         707      $17.32
$20.94 - $29.88     1,470        8.63        $27.69          90      $22.03
$32.54 - $42.88       243        9.00        $34.79           -           -
                    -----       -----        ------       -----      ------
                    5,328        7.15        $18.63       2,795      $12.25
                    =====       =====        ======       =====      ======

The maximum number of shares reserved for use in all company restricted stock and stock incentive plans totals approximately 10.6 million. The total number of restricted stock shares and stock options which have been awarded under these plans as of June 30, 1998, is approximately 6.7 million. No stock options have expired to date.

The company accounts for stock options in accordance with APB No. 25 and therefore no compensation cost related to options has been recognized in the Consolidated Statements of Earnings. Had compensation cost for the company's stock-based compensation plans been determined consistent with the fair value method of SFAS No. 123, the company's net earnings and earnings per share would have been as follows:

   Years ended June 30                            1998      1997      1996
   -------------------------------------------------------------------------
                                             (in thousands except per share)

   Net earnings as reported................     $79,858    $95,285   $53,940
   Pro forma net earnings..................     $75,900    $93,046   $52,819

   Basic earnings per share as reported....       $1.51      $1.78     $ .98
   Pro forma basic earnings per share......       $1.43      $1.74     $ .96

   Diluted earnings per share as reported..       $1.46      $1.72     $ .96
   Pro forma diluted earnings per share....       $1.39      $1.68     $ .94

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

The company used the Black-Scholes option pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

     Years ended June 30                       1998        1997      1996
     ----------------------------------------------------------------------

     Risk-free interest rate..............     5.61%       6.42%     6.29%
     Expected dividend yield..............     1.00%       1.13%     1.13%
     Expected option life.................     6.4 yrs     6.8 yrs   6.6 yrs
     Expected stock price volatility......    20.00%      17.00%    17.00%



11. Commitments and Contingent Liabilities

The company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $5.6 million in 1998 ($4.4 million in 1997 and $6.0 million in 1996). Minimum rental commitments at June 30, 1998, under all noncancellable operating leases totaled $47.8 million. The amounts due in future fiscal years are: $4.4 million in 1999; $3.7 million in 2000; $3.5 million in 2001; $2.8 million in 2002; $2.9 million in 2003; and $30.5 million thereafter. Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

Program rights payable due in future fiscal years are: $18.9 million in 1999; $8.7 million in 2000; and $2.0 million in 2001. The company also is obligated to make payments under contracts for programs not currently available for use, and therefore not included in the consolidated financial statements, in the amount of $60.9 million at June 30, 1998 ($27.4 million at June 30, 1997). The fair values of these commitments for unavailable program rights were $54.1 million and $24.4 million at June 30, 1998 and 1997, respectively. The portions of these payments due in succeeding fiscal years are: $14.1 million in 1999; $19.4 million in 2000; $12.9 million in 2001; $8.3 million in 2002;
and $6.2 million thereafter.

Meredith Corporation also may have commitments related to put option agreements. See Note 9.

The broadcasting segment expects to spend approximately $25 million over the next three fiscal years for new and remodeled facilities, the transition to digital technology at its four largest television stations (by November 1999) and other costs associated with the introduction or expansion of news programming at two stations. Further expenditures for the transition to digital technology are anticipated in later fiscal years as the remaining stations convert. Meredith also has a commitment to spend approximately $8 million for replacement aircraft over the next two years.

The company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the company's earnings, financial position or liquidity.

12. Selected Quarterly Financial Data (unaudited - see accompanying accountant's report)



                            First    Second     Third    Fourth
Year ended June 30, 1998   Quarter   Quarter   Quarter   Quarter      Total
-----------------------------------------------------------------------------
                                              (in thousands except per share)

Revenues
Publishing...............  $180,750  $182,829  $203,446  $203,582  $  770,607
Broadcasting.............    50,149    66,055    56,740    66,376     239,320
                           --------  --------  --------  --------  ----------
Total revenues...........  $230,899  $248,884  $260,186  $269,958  $1,009,927
                           ========  ========  ========  ========  ==========

Operating profit
Publishing...............  $ 18,811  $ 22,056  $ 32,704  $ 24,555    $ 98,126
Broadcasting.............    15,774    26,527    14,564    23,267      80,132
Unallocated corporate exp.   (6,156)   (5,718)   (8,633)   (5,250)    (25,757)
                           --------  --------  --------  --------    --------
Income from operations...  $ 28,429  $ 42,865  $ 38,635  $ 42,572    $152,501
                           ========  ========  ========  ========    ========

Earnings
Net earnings.............  $ 15,091  $ 22,332  $ 20,115  $ 22,320    $ 79,858
                           ========  ========  ========  ========    ========

Basic earnings per share
Net earnings per share...  $  0.29   $  0.42   $  0.38   $  0.42     $ 1.51
                           ========  ========  ========  ========    ========

Diluted earnings per share
Net earnings per share...  $  0.27   $  0.40   $  0.37   $  0.42     $ 1.46
                           ========  ========  ========  ========    ========
Dividends per share......  $  0.065  $  0.065  $  0.070  $  0.070    $ 0.27
                           ========  ========  ========  ========    ========

Stock price per share
 High....................  $ 33.62   $ 36.94   $ 44.44   $ 46.94
 Low.....................  $ 26.75   $ 29.25   $ 34.62   $ 38.37

                            First    Second     Third    Fourth
Year ended June 30, 1997   Quarter   Quarter   Quarter   Quarter    Total
---------------------------------------------------------------------------
                                            (in thousands except per share)
Revenues
Publishing...............  $163,701  $166,372  $188,092  $180,625  $698,790
Broadcasting.............    35,479    43,400    34,943    42,606   156,428
                           --------  --------  --------  --------  --------
Total revenues...........  $199,180  $209,772  $223,035  $223,231  $855,218
                           ========  ========  ========  ========  ========
Operating profit
Publishing...............  $ 15,195  $ 18,117  $ 28,592  $ 22,331  $ 84,235
Broadcasting.............    12,466    17,735    10,608    17,696    58,505
Unallocated corporate exp.   (5,331)   (6,572)   (8,202)   (7,964)  (28,069)
                           --------  --------  --------  --------  --------
Income from operations...  $ 22,330  $ 29,280  $ 30,998  $ 32,063  $114,671
                           ========  ========  ========  ========  ========
Earnings
Earnings from continuing
 operations..............  $ 12,461  $ 17,076  $ 18,428  $ 19,627  $ 67,592
Discontinued operation...        --    27,693        --        --    27,693
                           --------  --------  --------  --------  --------
Net earnings.............  $ 12,461  $ 44,769  $ 18,428  $ 19,627  $ 95,285
                           ========  ========  ========  ========  ========

Basic earnings per share
Earnings from continuing
 operations..............  $  0.23   $  0.32   $  0.34   $  0.37   $  1.26
Discontinued operation...       --      0.52        --        --      0.52
                           --------  --------  --------  --------  --------
Net earnings per share...  $  0.23   $  0.84   $  0.34   $  0.37   $  1.78
                           ========  ========  ========  ========  ========

Diluted earnings per share
Earnings from continuing
 operations..............  $  0.22   $  0.31   $  0.33   $  0.36   $  1.22
Discontinued operation...       --      0.50        --        --      0.50
                           --------  --------  --------  --------  --------
Net earnings per share...  $  0.22   $  0.81   $  0.33   $  0.36   $  1.72
                           ========  ========  ========  ========  ========
Dividends per share......  $  0.055  $  0.055  $  0.065  $  0.065  $  0.24
                           ========  ========  ========  ========  ========

Stock price per share:
  High...................  $ 25.00   $ 26.94   $ 27.19   $ 29.37
  Low....................  $ 19.69   $ 24.37   $ 22.87   $ 22.12


The previously reported real estate segment has been combined with the publishing segment.

The company adopted SFAS No. 128, "Earnings Per Share," in the second quarter of fiscal 1998. All previously reported earnings per share amounts have been restated (Note 1).

See Management's Discussion and Analysis starting on page F-6 of this Form 10-K for other factors affecting comparability.



Fiscal 1998
-----------

Financial results include the operations of the following television stations from their respective acquisition dates: KPDX, WHNS and KFXO on July 1, 1997; and WFSB on September 4, 1997 (Note 3).



Fiscal 1997
-----------

Second quarter earnings from the discontinued operation reflected a gain from the disposition of the cable television segment (Note 2).

Fourth quarter publishing segment operating profit was favorably affected by a $3.5 million adjustment to the LIFO inventory reserve due to lower paper prices.



13.  Subsequent Event

On August 24, 1998, the company announced that it had reached an agreement to acquire the net assets of WGNX-TV, a CBS-affiliated television station serving the Atlanta, Ga., market from Tribune company. As part of this transaction, Meredith has agreed to purchase Seattle's KCPQ-TV (FOX) from Kelly Television Co. and trade the station to Tribune for WGNX. The net price to the company of this resulting asset purchase is estimated to be $370 million. The company expects this transaction to close in early calendar year 1999, subject to regulatory approvals.

The company intends to borrow the estimated net purchase price of $370 million for WGNX, utilizing a combination of bank debt and private placements. In the future, investments will be required for regulatory requirements and the improvement of station operations; however, the amounts are not yet determinable.

                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Stockholders of Meredith Corporation:


We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, as listed in Part IV,
Item 14(a)2 herein. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                            /s/ KPMG Peat Marwick LLP




Des Moines, Iowa
July 31, 1998, except for Note 13 which is as of August 24, 1998.

                           REPORT OF MANAGEMENT




To the Stockholders of Meredith Corporation:


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





Stephen M. Lacy
Vice President - Chief Financial Officer

                                                                    Schedule II


                      MEREDITH CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                     Years ended June 30, 1998, 1997 and 1996
                                  (in thousands)





                                           Year ended June 30, 1998
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $10,298     $ 3,948    $  -    $ 6,757    $ 7,489
  accounts
Reserve for returns            3,923       6,395       -      5,688      4,630
                             -------     -------    ----    -------    -------
                             $14,221     $10,343    $  -    $12,445    $12,119
                             =======     =======    ====    =======    =======



                                           Year ended June 30, 1997
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $ 8,351     $ 7,721    $  -    $ 5,774    $10,298
  accounts
Reserve for returns            5,153       5,918       -      7,148      3,923
                             -------     -------    ----    -------    -------
                             $13,504     $13,639    $  -    $12,922    $14,221
                             =======     =======    ====    =======    =======

                                           Year ended June 30, 1996
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $10,827     $ 9,735    $  -    $12,211    $ 8,351
  accounts
Reserve for returns            7,111      17,060       -     19,018      5,153
                             -------     -------    ----    -------    -------
                             $17,938     $26,795    $  -    $31,229    $13,504
                             =======     =======    ====    =======    =======

                                Index to Exhibits








        Exhibit
        Number                             Item
        -------        ----------------------------------------------------

         10.1 Meredith Corporation 1996 Restricted Stock Agreement dated February 2, 1998, between Meredith Corporation and William T. Kerr

         10.2 Statement re: Meredith Corporation Restricted Stock Agreements dated February 2, 1998, between Meredith Corporation and a named executive officer.

         21            Subsidiaries of the Registrant

         23            Consent of Independent Auditors

         27.1          Financial Data Schedule

         27.2          Restated Financial Data Schedules for June 30, 1996
                       and 1997

         27.3          Restated Financial Data Schedules for September 30, 1996
                       and 1997