Form 10-Q
period 1998-09-30
MEREDITH CORP
filed 1998-11-12
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at October 31, 1998
Common Stock, $1 par value                            41,117,338
Class B Stock, $1 par value                           11,203,836
                                                      ----------
   Total Common and Class B Stock                     52,321,174
                                                      ==========

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements





Meredith Corporation and Subsidiaries
Consolidated Balance Sheets




                                                      (Unaudited)
                                                     September 30       June 30
Assets                                                    1998            1998
-------------------------------------------------------------------------------
                                                           (in thousands)
Current assets:
Cash and cash equivalents                             $    5,832      $  4,953
Receivables, net                                         138,082       138,036
Inventories                                               32,501        34,765
Subscription acquisition costs                            40,442        47,070
Program rights                                            31,299        14,809
Other current assets                                       8,308         7,168
                                                       ----------      -------
Total current assets                                     256,464       246,801
                                                      ----------      --------
Property, plant and equipment                            266,988       267,488
 Less accumulated depreciation                          (120,298)     (116,407)
                                                      ----------      --------
Net property, plant and equipment                        146,690       151,081
                                                      ----------      --------
Subscription acquisition costs                            35,039        36,941
Other assets                                              44,332        33,808
Goodwill and other intangibles  (at original cost
 less accumulated amortization of $102,645
 on September 30 and $97,716 on June 30)                 592,429       597,358
                                                      ----------    ----------
Total assets                                          $1,074,954    $1,065,989
                                                      ==========    ==========


See accompanying Notes to Interim Consolidated Financial Statements.

                                                       (Unaudited)
                                                     September 30       June 30
Liabilities and Stockholders' Equity                       1998           1998
-------------------------------------------------------------------------------
                                               (in thousands except share data)

Current liabilities:
Short-term bank debt                                  $    3,000    $      --
Current portion of long-term debt                         40,000        40,000
Current portion of long-term program rights payable       33,585        18,934
Accounts payable                                          47,623        63,171
Accrued taxes and expenses                                86,413        82,775
Unearned subscription revenues                           139,670       141,989
                                                      ----------    ----------
Total current liabilities                                350,291       346,869

Long-term debt                                           167,000       175,000
Unearned subscription revenues                            95,228        95,603
Deferred income taxes                                     19,618        20,822
Other deferred items                                      69,949        49,682
                                                      ----------    ----------
Total liabilities                                        702,086       687,976
                                                      ----------    ----------
Temporary equity: Put option agreement
Common stock, 1,940,018 shares outstanding at
 September 30 and 597,878 shares at June 30               62,080        28,063
                                                      ----------    ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                   -                --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 39,220,276 at September 30 and
  40,996,510 at June 30 (net of treasury shares,
  26,766,982 at September 30 and 26,274,767
  at June 30.)                                            39,220        40,996
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 11,213,760 at September 30 and
  11,279,881 at June 30.                                  11,214        11,280
Retained earnings                                        263,445       301,200
Accumulated other comprehensive income                      (971)       (1,176)
Unearned compensation                                     (2,120)       (2,350)
                                                      ----------    ----------
Total stockholders' equity                               310,788       349,950
                                                      ----------    ----------

Total liabilities and stockholders' equity            $1,074,954    $1,065,989
                                                      ==========    ==========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)






Three Months Ended September 30                1998         1997
------------------------------------------------------------------------
                                    (in thousands except per share)

Revenues:
  Advertising                               $142,938     $131,640
  Circulation                                 67,501       67,172
  All other                                   35,398       32,087
                                            --------     --------
Total revenues                               245,837      230,899
                                            --------     --------

Operating costs and expenses:
  Production, distribution and edit          106,903       96,392
  Selling, general & administrative           94,987       97,986
  Depreciation and amortization               10,042        8,092
                                            --------     --------
Total operating costs and expenses           211,932      202,470
                                            --------     --------
Income from operations                        33,905       28,429

  Gain from disposition                        2,375          --
  Interest income                                 38          468
  Interest expense                            (3,811)      (2,467)
                                            --------     --------
Earnings before income taxes                  32,507       26,430

  Income taxes                                13,696       11,339
                                            --------     --------
Net earnings                                $ 18,811     $ 15,091
                                            ========     ========

Basic earnings per share                    $   0.36     $   0.29
                                            ========     ========
Basic average shares outstanding              52,518       53,115
                                            ========     ========

Diluted earnings per share                  $   0.35     $   0.27
                                            ========     ========
Diluted average shares outstanding            54,192       55,383
                                            ========     ========

Dividends paid per share                    $  0.070     $  0.065
                                            ========     ========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


Three Months Ended September 30                           1998       1997
---------------------------------------------------------------------------
                                                         (in thousands)
Cash flows from operating activities:
  Net earnings                                         $ 18,811   $ 15,091

Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                          10,042      8,092
  Amortization of program rights                          7,048      5,828
  Gain from disposition, net of taxes                    (1,425)       --
  Changes in assets and liabilities:
    Accounts receivable                                  (5,708)   (23,818)
    Inventories                                           1,910      5,614
    Supplies and prepayments                                514     (4,335)
    Subscription acquisition costs                        8,530      4,705
    Accounts payable                                    (14,371)      (861)
    Accruals                                              6,347      2,045
    Unearned subscription revenues                       (2,694)    (5,958)
    Deferred income taxes                                (3,340)        71
    Other deferred items                                  4,291      8,529
                                                       --------   --------
Net cash provided by operating activities                29,955     15,003
                                                       --------   --------
Cash flows from investing activities:
  Redemption of marketable securities                       --      50,371
  Proceeds from dispositions                              9,922        --
  Acquisitions of businesses                                --    (375,000)
  Additions to property, plant, and equipment            (1,503)    (8,395)
  Changes in other assets                                  (453)    (2,062)
                                                       --------   --------
Net cash provided (used) by investing activities          7,966   (335,086)
                                                       --------   --------
Cash flows from financing activities:
  Long-term debt incurred                                   --     270,000
  Repayment of long-term debt                            (8,000)       --
  Short-term debt incurred, net                           3,000        --
  Payments for program rights                            (6,859)    (6,097)
  Proceeds from common stock issued                         917      2,454
  Purchases of company stock                            (22,381)   (10,155)
  Dividends paid                                         (3,673)    (3,452)
  Other                                                     (46)       336
                                                       --------   --------
Net cash (used) provided by financing activities        (37,042)   253,086
                                                       --------   --------
Net increase (decrease) in cash and cash equivalents        879    (66,997)
Cash and cash equivalents at beginning of year            4,953     74,498
                                                       --------   --------
Cash and cash equivalents at end of period             $  5,832   $  7,501
                                                       ========   ========

See accompanying Notes to Interim Consolidated Financial Statements.

                               MEREDITH CORPORATION
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)




1. Accounting Policies

a. General

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Readers are referred to the company's Form 10-K for the year ended June 30, 1998 for complete financial statements and related notes. Certain prior-year amounts have been restated to conform with current-year presentation.


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



c. Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of tangible assets acquired in the purchases of businesses. As of September 30, 1998, the unamortized portion of these assets primarily consisted of television Federal Communications Commission (FCC) licenses ($262.1 million), goodwill ($168.5 million) and television network affiliation agreements ($142.2 million). Virtually all of these assets were acquired subsequent to October 31, 1970, and are being amortized by the straight-line method over the following periods: 40 years for television FCC licenses; 20 to 40 years for goodwill; and 15 to 40 years for network affiliation agreements. The company evaluates the recoverability of its intangible assets as current events or circumstances warrant to determine whether adjustments are needed to carrying values. Such evaluation may be based on projected income and cash flows on an undiscounted basis from the underlying business or from operations of related businesses. Other economic and market variables are also considered in any evaluation.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



2. Comprehensive Income

Meredith adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective July 1, 1998. SFAS No. 130 requires companies to report comprehensive income, which includes net income and certain items that are reported as separate components of shareholders' equity. The company's comprehensive income includes foreign currency translation adjustments in addition to net income. Total comprehensive income (in thousands) for the three-month periods ended September 30, 1998 and 1997, was $19,017 and $15,091, respectively.


3. Acquisitions and disposition

On August 24, 1998, the company announced that it had agreed to acquire WGNX-TV, the CBS affiliate serving Atlanta. The planned acquisition involves the purchase of KCPQ-TV, a FOX affiliate in Seattle currently owned by Kelly Television Co., and the subsequent trade of KCPQ with Tribune Company for WGNX-TV in Atlanta. The transactions are subject to regulatory approvals and are expected to be completed early in calendar 1999. The net price to the company of this resulting asset purchase is estimated to be $370 million.

Effective July 1, 1998, the company sold the net assets of the Better Homes and Gardens Real Estate Service to GMAC Home Services, Inc., a subsidiary of GMAC Financial. Fiscal 1999 first quarter earnings included an after-tax gain of $1.4 million from the sale, which closed on July 27, 1998.


4. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 62 percent are under the LIFO method at September 30, 1998 and 58 percent at June 30, 1998.


                                               (unaudited)
                                              September 30    June 30
                                                  1998         1998
                                               -----------    --------
                                                    (in thousands)

          Raw materials                          $25,720      $24,777
          Work in process                         10,414       13,286
          Finished goods                           5,860        5,446
                                                 -------      -------
                                                  41,994       43,509
          Reserve for LIFO cost valuation         (9,493)      (8,744)
                                                 -------      -------
             Total                               $32,501      $34,765
                                                 =======      =======

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



5. Long-term debt and interest rate swap agreements

The company has a credit agreement which consists of a $210 million, 60-month variable-rate term loan and a $150 million, 60-month revolving credit facility. At September 30, 1998, long-term debt consisted of $185 million outstanding under the term loan and $22 million outstanding under the revolving credit facility. Meredith has utilized interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The weighted-average interest rate at September 30, 1998 was 6.75 percent. The credit agreement includes certain covenants. As of September 30, 1998, the company was in compliance with all debt covenants.



6. Earnings per share

   The following table presents the calculations of earnings per share:



     Three months ended September 30           1998         1997
     -------------------------------          ------       ------
     (in thousands except per share)

     Net earnings                             $18,811      $15,091
                                              =======      =======

     Basic average shares outstanding          52,518       53,115
     Dilutive effect of stock options           1,674        2,268
                                              -------      -------
     Diluted average shares outstanding        54,192       55,383
                                              =======      =======

     Basic earnings per share                 $   .36      $   .29
                                              =======      =======

     Diluted earnings per share               $   .35      $   .27
                                              =======      =======



Antidilutive options excluded from the above calculations totaled 457,000 options at September 30, 1998 (with a weighted average exercise price of $41.61) and 117,000 options at September 30, 1997 (with a weighted average exercise price of $32.54).

Options to purchase 14,400 shares were exercised during the three months ended September 30, 1998 (129,040 options were exercised in the three months ended September 30, 1997).

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)



7. Segment information

Meredith adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective July 1, 1998.

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the company has two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, brand licensing, custom marketing and other related operations. The broadcasting segment includes the operations of 11 network-affiliated television stations and syndicated television program marketing and development. In previously-reported segment information, syndicated television programming operations were reported as unallocated corporate expenses. Prior-year information has been restated to conform to the current-year presentation. Intersegment revenues are not material and virtually all businesses operate in the United States.

Revenues, operating profit and depreciation and amortization by industry segment are shown below:

                                              (unaudited)
                                              Three Months
                                            Ended September 30
                                           -------------------
                                             1998       1997
                                           --------   --------
                                              (in thousands)
          Revenues
            Publishing                     $190,816   $180,750
            Broadcasting                     55,021     50,149
                                           --------   --------
              Total revenues               $245,837   $230,899
                                           ========   ========
          Operating profit
            Publishing                     $ 24,819   $ 19,449
            Broadcasting                     13,060     14,521
            Unallocated corporate expense    (3,974)    (5,541)
                                           --------   --------
              Income from operations         33,905     28,429
                                           ========   ========

          Depreciation and amortization
            Publishing                      $ 2,851    $ 2,379
            Broadcasting                      6,680      5,387
            Unallocated corporate               511        326
                                           --------   --------
              Total depreciation
                and amortization            $10,042    $ 8,092
                                           ========   ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The following discussion presents the key factors that have affected the company's business in the first quarter of fiscal 1999 and fiscal 1998 and compares the results of such periods. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 1998. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

This section contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Readers are referred to the company's Form 10-K for the year ended June 30, 1998, for a discussion of such factors.




                            Significant Events

Fiscal 1999
-----------

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


Fiscal 1998
-----------

On July 1, 1997, Meredith purchased the net assets of three television stations affiliated with the FOX television network from First Media Television, L.P. (First Media) for $216 million. Those stations are: KPDX-Portland, Ore.; KFXO-Bend, Ore. (a low power station); and WHNS-Greenville, S.C./Spartanburg, S.C./Asheville, N.C. On September 4, 1997, Meredith acquired and then exchanged the net assets of the fourth First Media station, WCPX-TV in Orlando, for WFSB-TV, a CBS network-affiliated television station serving the Hartford/New Haven, Conn. market. WFSB-TV was acquired from Post-Newsweek Stations, Inc. through an exchange of assets plus a $60 million cash payment to Meredith. The result was a net cost to the company of $159 million for WFSB.

                              Results of Operations

                                                                    Percent
   Quarters ended September 30           1998          1997          Change
   ---------------------------         --------      --------       --------
   (in thousands except per share)

     Total revenues                    $245,837      $230,899          6 %
                                       ========      ========        =====

     Income from operations            $ 33,905      $ 28,429         19 %
                                       ========      ========        =====
     Earnings before
       nonrecurring items              $ 17,386      $ 15,091         15 %
                                       ========      ========        =====

     Net earnings                      $ 18,811      $ 15,091         25 %
                                       ========      ========        =====
     Diluted earnings per share
       before nonrecurring items       $   0.32      $   0.27         19 %
                                       ========      ========        =====

     Diluted earnings per share        $   0.35      $   0.27         30 %
                                       ========      ========        =====

Fiscal 1999 first quarter net earnings were $18.8 million, or 35 cents per share. This included a post-tax gain of $1.4 million, or 3 cents per share, from the sale of the Better Homes and Gardens Real Estate Service. Excluding the gain, earnings before nonrecurring items were $17.4 million, or 32 cents per share, a 19 percent per share increase from first quarter fiscal 1998 results. The improvement was driven by strong results from the publishing segment. The weighted average diluted number of shares outstanding declined 2 percent primarily due to company share repurchases.

First quarter revenues increased 6 percent from the prior-year first quarter to $245.8 million. Adjusted for the timing impact of the prior-year acquisition of WFSB-Hartford/New Haven and the sale of the real estate operations, comparable revenues increased 7 percent. The increase reflected higher magazine advertising revenues, as well as increased custom publishing and consumer book revenues.

Operating costs and expenses increased 5 percent over the prior year first quarter reflecting a full quarter of operating expenses and amortization expense at WFSB-Hartford/New Haven in fiscal 1999, increased television news and programming expenses and higher publishing production expenses. The increase in publishing production expenses resulted from increased volumes and higher average paper prices. The operating profit margin rose from 12.3 percent of revenues in the prior-year first quarter to 13.8 percent in the current period.

Net interest expense increased to $3.8 million in the current quarter versus $2.0 million in the prior-year first quarter due to the timing of debt incurred for the WFSB-Hartford/New Haven acquisition.

The Company's effective tax rate was 42.1 percent compared with 42.9 percent in the prior-year first quarter. The decline reflected the diminished impact of nondeductible items because of an increase in projected earnings.


Publishing
----------
                                                                    Percent
     Quarters ended September 30         1998          1997          Change
     ---------------------------       --------      --------       --------
     (in thousands)

     Revenues
     ---------
       Advertising                     $ 90,423      $ 84,178         7%
       Circulation                       67,501        67,172         1%
       Other                             32,892        29,400        12%
                                       --------      --------        ---
     Total revenues                    $190,816      $180,750         6%
                                       ========      ========        ===

     Operating profit                  $ 24,819      $ 19,449        28%
                                       ========      ========        ===

Publishing revenues increased 6 percent due to higher magazine advertising, custom publishing and consumer book revenues. Magazine advertising revenues grew 7 percent as most titles reported increased ad pages and higher revenues per page. Better Homes and Gardens and Ladies' Home Journal magazines, the company's two largest circulation titles, both reported solid increases in ad revenues, as did Country Home, Traditional Home, Midwest Living and Crayola Kids and Mature Outlook magazines. Ad revenue growth at newer titles, including MORE, Family Money and Renovation Style, also contributed. The increase in other publishing revenues reflected higher sales volumes in the book and custom publishing operations. These increases were partially offset by the absence of revenues in the current-year quarter from the real estate franchise operations due to its sale in July 1998. Excluding the impact of that sale, total publishing revenues increased nearly 10 percent.

Publishing operating profit was up 28 percent in the current-year first quarter. The improvement was a result of a very strong performance from magazine publishing operations. Many titles contributed to the growth, including Better Homes and Gardens, Crayola Kids, Renovation Style, Country Gardens and Mature Outlook magazines, as well as the company's craft titles.
In addition, the quarter was impacted by two nonrecurring items: costs for the closing of Country America magazine and a favorable settlement related to the discontinuation of a direct marketing alliance. The net effect of these transactions did not materially impact first quarter financial performance.

Total paper expenses increased approximately 10 percent due to higher average prices and an increase in usage. Several suppliers reduced the prices of coated groundwood paper approximately 3.5 percent on October 1, 1998.

Broadcasting
------------
                                                                    Percent
     Quarters ended September 30         1998          1997          Change
     ---------------------------       --------      --------       --------
     (in thousands)

     Revenues
     ---------
       Advertising                     $ 52,515      $ 47,462        11 %
       Other                              2,506         2,687        (7)%
                                       --------      --------       -----
     Total revenues                    $ 55,021      $ 50,149        10 %
                                       ========      ========       =====

     Operating profit                  $ 13,060      $ 14,521       (10)%
                                       ========      ========       =====

Revenues were 10 percent higher in the first quarter primarily as a result of owning WFSB-Hartford/New Haven for the full quarter compared to less than one month in the prior-year quarter. Excluding that impact, comparable revenues were flat for the quarter. As with most television broadcasters, all of the stations were affected by reduced ad spending by General Motors and local automobile dealers due to the recent GM labor dispute, along with continued softness in national advertising. Operating profit decreased 10 percent from the prior-year quarter. The timing of the WFSB acquisition, which affected revenues, had little impact on operating results. Intangible amortization expense offset the station's operating cash flows in the seasonally slow revenue period. In addition, investment spending, including programming and news start-ups at WOFL-Orlando, WOGX-Ocala/Gainesville and KVVU-Las Vegas, affected first quarter operating results.

                        Liquidity and Capital Resources

     Quarters ended September 30         1998          1997          Change
     ---------------------------       --------      --------       --------
     (in thousands)

     Net earnings                      $  18,811    $  15,091          25%
                                       =========    =========         ====
     Cash flows from operations        $  29,955    $  15,003         100%
                                       =========    =========         ====
     Cash flows from investing         $   7,966    $(335,086)         nm
                                       =========    =========         ====
     Cash flows from financing         $ (37,042)   $ 253,086          nm
                                       =========    =========         ====
     Net increase (decrease) in
       cash and cash equivalents       $     879    $ (66,997)         nm
                                       =========    =========         ====
     EBITDA                            $  43,947    $  36,521          20%
                                       =========    =========         ====

     nm - not meaningful

Cash and cash equivalents increased by $0.9 million in the first quarter of fiscal 1999 compared to a decrease in cash of $67.0 million in the prior-year quarter. The change reflected cash invested for the acquisition of four television stations in the prior-year quarter, net of long-term debt incurred. Cash provided by operating activities was $30.0 million in the current quarter, compared to $15.0 million in the prior-year quarter. Changes in working capital items and increased operating cash flows (earnings plus depreciation and amortization) were the primary factors in the growth. The changes in working capital primarily related to the prior-year acquisitions of the television stations and the timing of subscription acquisition mailings.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. Fiscal 1999 first-quarter EBITDA increased 20 percent from the prior-year quarter due to improved operating results. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

The company has a credit agreement with a $210 million variable-rate term loan and a $150 million variable-rate revolving credit facility. The term loan requires the following annual principal payments on May 31 each year from 1999 through 2002, respectively: $40 million, $45 million, $50 million and $50 million. Any amounts owed under the revolving credit facility are due and payable on May 31, 2002. At September 30, 1998, the debt consisted of $185 million outstanding under the term loan and $22 million outstanding under the revolving credit facility. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities. The credit agreement includes certain covenants. As of September 30, 1998, the company was in compliance with all debt covenants.

Meredith has utilized interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three month LIBOR. The weighted-average interest rate at September 30, 1998 was 6.75 percent. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

At September 30, 1998, the company also had $3.0 million in short-term variable-rate debt outstanding under a bank line of credit agreement. The interest rate at September 30, 1998 was approximately 6 percent.

In the first quarter of fiscal 1999, the company spent $22.4 million to repurchase 510,000 shares of Meredith Corporation common stock at the then current market prices. This compares with spending of $10.2 million for the repurchase of 346,000 shares in the prior-year first quarter. The current quarter totals include the repurchase of 270,000 shares under a put option agreement entered into in fiscal 1998. As of September 30, 1998, the company had put option agreements to repurchase approximately 1.9 million shares. The market value of these shares at September 30, 1998, has been reclassified from stockholders' equity to the temporary equity classification entitled, "Put option agreements." At September 30, 1998, approximately 2.5 million shares could be repurchased under existing authorizations by the board of directors. The status of the repurchase program is reviewed at each quarterly board of directors meeting. The company expects to continue to repurchase shares in the foreseeable future, subject to market conditions.

Dividends paid in the first quarter of fiscal 1998 were $3.7 million, or 7 cents per share, compared with $3.5 million, or 6.5 cents per share, in the prior-year period.

First quarter spending for property, plant and equipment decreased to $1.5 million from $8.4 million in the prior-year first quarter. The decrease primarily resulted from higher prior-year spending for the construction of a new office building and related improvements in Des Moines. The project was completed late in fiscal 1998. Total capital expenditures for fiscal 1999 are expected to be slightly lower than fiscal 1998. Spending will increase in later quarters as several of the broadcasting stations begin the conversion to digital technology and two stations prepare for the expansion of local news programming. Funds for capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.


Year 2000
---------

The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could effect both information systems (software and hardware) and other equipment that relies on microprocessors. Management completed a company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that nearly 25 percent of remediation efforts were completed as of September 30, 1998. All remediation efforts and testing of systems/equipment are expected to be completed by June 30, 1999.

The company is also in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. These third parties include, but are not limited to: magazine and book printers, paper suppliers, magazine fulfillment providers, the U.S. Postal Service, television networks, other television programming suppliers, mainframe computer services suppliers, financial institutions and utilities. The company has requested copies of the Year 2000 plans of these material third parties and will monitor their performance against these plans.

Through September 30, 1998, the company has spent approximately $0.8 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $5 million and consist primarily of costs for the remediation of internal systems and broadcasting equipment. Funds for these costs are expected to be provided by the operating cash flows of the company. The majority of the internal system remediation efforts relate to staff costs of on-staff systems engineers and therefore, are not incremental costs.

Meredith Corporation could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the company and material third parties. A worst case scenario would result in the short-term inability of the company to produce/distribute magazines or broadcast television programming due to unresolved year 2000 issues. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the company is devoting the resources needed to address Year 2000 issues in a timely manner. Management has contracted with an outside consultant to monitor the progress of Meredith's Year 2000 efforts and provide update reports to the audit committee of the board of directors at each quarterly meeting. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which Meredith relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the company.

Meredith is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by June 30, 1999.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is subject to certain market risks as a result of the use of financial instruments. The market risk inherent in the company's financial instruments subject to such risks is the potential market value loss arising from adverse changes in interest rates and/or the potential effect of changes in the market price of company common stock on the company's liquidity. Readers are referred to the company's Form 10-K for the year ended June 30, 1998 for a more complete discussion of these risks.

The company uses interest rate swap agreements to effectively fix the interest rate on its debt. Therefore, there is no earnings or liquidity risk associated with changes in interest rates. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap agreements. At September 30, 1998, a 10 percent decrease in interest rates would result in a $1.8 million increase in the current cost of $6.0 million to terminate the swap agreements.

At September 30, 1998, the company had put option agreements outstanding to repurchase up to 1.9 million common shares. The risk to the company of an increase in share price is from a liquidity perspective. Based on the September 30, 1998 closing price, a 10 percent increase in share price would cause the potential repurchase cost for these put options to increase by $6.2 million.

There has been no material change in the market risk associated with program rights payable since June 30, 1998.



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

     2.1) Kelly Television Co. Agreement and Plan of Merger among Kelly Television Co., J. S. Kelly L.L.C., G. G. Kelly L.L.C., Robert E. Kelly, Meredith Corporation and KCPQ Acquisition Corp. dated as of August 21, 1998.

     2.2) Asset Exchange Agreement dated August 21, 1998, among Tribune Broadcasting Company, WGNX Inc., Meredith Corporation and KCPQ Acquisition Corp., with respect to KCPQ (TV), Seattle,
           Washington and WGNX (TV), Atlanta, Georgia.

    10.1) Sample Meredith Corporation Nonqualified Stock Option Award Agreement under 1996 Stock Incentive Plan between Meredith Corporation and named executive officers.

    10.2) Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements under 1996 Stock Incentive Plan between Meredith Corporation and named executive officers.

    27)    Financial Data Schedule

    99) Additional financial information from the Company's first quarter press release dated October 21, 1998.


(b) Reports on Form 8-K

    The company filed a report on Form 8-K on July 20, 1998, reporting under
    Item 5 that it had agreed to sell the net assets of the Better Homes and Gardens Real Estate Service to GMAC Home Services, Inc.

    The company filed a report on Form 8-K on August 26, 1998, reporting under Item 5 that it had agreed to acquire WGNX-TV, the CBS affiliate serving Atlanta. The planned acquisition involves the purchase of KCPQ-TV, a FOX affiliate in Seattle currently owned by the Kelly Television Co., and the subsequent trade of KCPQ with Tribune Company for WGNX-TV in Atlanta.

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



                              MEREDITH CORPORATION
                              Registrant




                                 (Stephen M. Lacy)
                                  Stephen M. Lacy
                      Vice President - Chief Financial Officer
                              (Principal Financial and
                                 Accounting Officer)







Date: November 12, 1998

                               Index to Exhibits





     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------


       2.1 Kelly Television Co. Agreement and Plan of Merger among Kelly Television Co., J. S. Kelly L.L.C., G. G. Kelly L.L.C., Robert E. Kelly, Meredith Corporation and KCPQ Acquisition Corp. dated as of August 21, 1998.*

       2.2 Asset Exchange Agreement dated August 21, 1998, among Tribune Broadcasting Company, WGNX Inc., Meredith Corporation and KCPQ Acquisition Corp., with respect to KCPQ (TV), Seattle, Washington and WGNX (TV), Atlanta, Georgia.*

      10.1 Sample Meredith Corporation Nonqualified Stock Option Award Agreement under 1996 Stock Incentive Plan between Meredith Corporation and named executive officers.

      10.2 Statement re: Meredith Corporation Nonqualified Stock Option Award Agreements under 1996 Stock Incentive Plan between Meredith Corporation and named executive officers.

      27          Financial Data Schedule

      99 Additional financial information from the Company's first quarter press release dated October 21, 1998.








* Supplementary Exhibits and Schedules to these Agreements, as listed on page 5 of Exhibit 2.1 and pages 4 and 5 of Exhibit 2.2 are not included in this Form 10-Q filing. Copies of any of the Exhibits and/or Schedules to these Agreements will be furnished supplementary to the Commission upon request.