Form 10-Q
period 1998-12-30
MEREDITH CORP
filed 1999-02-11
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1998

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at January 31, 1999
Common Stock, $1 par value                            40,922,609
Class B Stock, $1 par value                           11,177,191
                                                      ----------
   Total Common and Class B Stock                     52,099,800
                                                      ==========

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements





Meredith Corporation and Subsidiaries
Consolidated Balance Sheets




                                                      (Unaudited)
                                                     December 31       June 30
Assets                                                    1998            1998
-------------------------------------------------------------------------------
                                                           (in thousands)
Current assets:
Cash and cash equivalents                             $      694      $  4,953
Receivables, net                                         133,414       138,036
Inventories                                               45,097        34,765
Subscription acquisition costs                            44,188        47,070
Program rights                                            27,657        14,809
Other current assets                                      11,954         7,168
                                                       ----------      -------
Total current assets                                     263,004       246,801
                                                      ----------      --------
Property, plant and equipment                            273,388       267,488
 Less accumulated depreciation                          (124,956)     (116,407)
                                                      ----------      --------
Net property, plant and equipment                        148,432       151,081
                                                      ----------      --------
Subscription acquisition costs                            33,771        36,941
Other assets                                              49,555        33,808
Goodwill and other intangibles  (at original cost
 less accumulated amortization of $107,569
 on December 31 and $97,716 on June 30)                  587,507       597,358
                                                      ----------    ----------
Total assets                                          $1,082,269    $1,065,989
                                                      ==========    ==========


See accompanying Notes to Interim Consolidated Financial Statements.

                                                       (Unaudited)
                                                       December 31      June 30
Liabilities and Stockholders' Equity                       1998           1998
-------------------------------------------------------------------------------
                                               (in thousands except share data)

Current liabilities:
Short-term bank debt                                  $    5,000    $      --
Current portion of long-term debt                         40,000        40,000
Current portion of long-term program rights payable       30,575        18,934
Accounts payable                                          33,554        63,171
Accrued taxes and expenses                                83,834        82,775
Unearned subscription revenues                           145,411       141,989
                                                      ----------    ----------
Total current liabilities                                338,374       346,869

Long-term debt                                           167,000       175,000
Unearned subscription revenues                            91,303        95,603
Deferred income taxes                                     26,370        20,822
Other deferred items                                      71,941        49,682
                                                      ----------    ----------
Total liabilities                                        694,988       687,976
                                                      ----------    ----------
Temporary equity: Put option agreements
Common stock, 1,913,018 shares outstanding at
 December 31 and 597,878 shares at June 30               72,456        28,063
                                                      ----------    ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                   --            --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 39,064,832 at December 31 and
  40,996,510 at June 30 (net of treasury shares,
  27,007,056 at December 31 and 26,274,767
  at June 30.)                                            39,065        40,996
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 11,196,350 at December 31 and
  11,279,881 at June 30.                                  11,196        11,280
Retained earnings                                        267,484       301,200
Accumulated other comprehensive income                      (878)       (1,176)
Unearned compensation                                     (2,042)       (2,350)
                                                      ----------    ----------
Total stockholders' equity                               314,825       349,950
                                                      ----------    ----------

Total liabilities and stockholders' equity            $1,082,269    $1,065,989
                                                      ==========    ==========

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                        Three Months          Six Months
                                     Ended December 31     Ended December 31
                                      1998       1997       1998       1997
-----------------------------------------------------------------------------
                                             (in thousands except per share)
Revenues (less returns and allowances):
  Advertising                      $150,600   $141,551   $293,538   $273,191
  Circulation                        69,066     67,760    136,567    134,932
  All other                          35,258     39,573     70,656     71,660
                                   --------   --------   --------   --------
Total revenues                      254,924    248,884    500,761    479,783
                                   --------   --------   --------   --------
Operating costs and expenses:
  Production, distribution and edit 102,267     98,638    209,170    195,030
  Selling, general & administrative  94,836     98,087    189,823    196,073
  Depreciation and amortization      10,018      9,294     20,060     17,386
                                   --------   --------   --------   --------
Total operating costs and expenses  207,121    206,019    419,053    408,489
                                   --------   --------   --------   --------

Income from operations               47,803     42,865     81,708     71,294

  Gain from disposition                  --         --      2,375         --
  Interest income                       132        298        170        766
  Interest expense                   (3,875)    (4,250)    (7,686)    (6,717)
                                   --------   --------   --------   --------

Earnings before income taxes         44,060     38,913     76,567     65,343

  Income taxes                       18,637     16,581     32,333     27,920
                                   --------   --------   --------   --------

Net earnings                       $ 25,423   $ 22,332   $ 44,234   $ 37,423
                                   ========   ========   ========   ========

Basic earnings per share           $   0.48   $   0.42   $   0.84   $   0.71
                                   ========   ========   ========   ========

Basic average shares outstanding     52,304     52,980     52,411     53,048
                                   ========   ========   ========   ========

Diluted earnings per share         $   0.47   $   0.40   $   0.82   $   0.67
                                   ========   ========   ========   ========

Diluted average shares outstanding   53,849     55,639     54,021     55,511
                                   ========   ========   ========   ========

Dividends paid per share           $  0.070   $  0.065   $  0.140   $  0.130
                                   ========   ========   ========   ========

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended December 31                              1998       1997
---------------------------------------------------------------------------
                                                         (in thousands)
Cash flows from operating activities:
  Net earnings                                         $ 44,234   $ 37,423
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                          20,060     17,386
  Amortization of program rights                         15,651     12,749
  Gain from disposition, net of taxes                    (1,425)       --
  Changes in assets and liabilities:
    Accounts receivable                                  (1,040)   (42,515)
    Inventories                                         (10,686)       148
    Supplies and prepayments                             (1,289)    (2,124)
    Subscription acquisition costs                        6,052      1,100
    Accounts payable                                    (28,440)       860
    Accruals                                              4,050      3,404
    Unearned subscription revenues                         (878)    (1,290)
    Deferred income taxes                                 1,776     10,966
    Other deferred items                                  2,864      4,064
                                                       --------   --------
Net cash provided by operating activities                50,929     42,171
                                                       --------   --------
Cash flows from investing activities:
  Redemption of marketable securities                       --      50,371
  Proceeds from dispositions                              9,922        --
  Acquisitions of businesses                                --    (375,000)
  Additions to property, plant, and equipment            (8,311)   (23,363)
  Changes in other assets                                (2,452)    (3,689)
                                                       --------   --------
Net cash (used) by investing activities                    (841)  (351,681)
                                                       --------   --------
Cash flows from financing activities:
  Long-term debt incurred                                   --     270,000
  Repayment of long-term debt                            (8,000)       --
  Short-term debt incurred, net                           5,000        --
  Payments for program rights                           (14,778)   (13,199)
  Proceeds from common stock issued                       1,628      3,433
  Purchases of company stock                            (31,054)   (18,496)
  Dividends paid                                         (7,335)    (6,887)
  Other                                                     192        673
                                                       --------   --------
Net cash (used) provided by financing activities        (54,347)   235,524
                                                       --------   --------
Net (decrease) in cash and cash equivalents              (4,259)   (73,986)
Cash and cash equivalents at beginning of year            4,953     74,498
                                                       --------   --------
Cash and cash equivalents at end of period             $    694   $    512
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



c. Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of tangible assets acquired in the purchases of businesses. As of December 31, 1998, the unamortized portion of these assets primarily consisted of television Federal Communications Commission (FCC) licenses ($260.4 million), goodwill ($166.9 million) and television network affiliation agreements ($141.2 million). Virtually all of these assets were acquired subsequent to October 31, 1970, and are being amortized by the straight-line method over the following periods: 40 years for television FCC licenses; 20 to 40 years for goodwill; and 15 to 40 years for network affiliation agreements. The company evaluates the recoverability of its intangible assets as current events or circumstances warrant to determine whether adjustments are needed to carrying values. Such evaluation may be based on projected income and cash flows on an undiscounted basis from the underlying business or from operations of related businesses. Other economic and market variables are also considered in any evaluation.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

2. Comprehensive Income

Meredith adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective July 1, 1998. SFAS No. 130 requires companies to report comprehensive income, which includes net income and certain items that are reported as separate components of shareholders' equity. The company's comprehensive income includes foreign currency translation adjustments in addition to net income. Total comprehensive income (in thousands) for the six-month periods ended December 31, 1998 and 1997, was $44,532 and $37,423, respectively. Total comprehensive income (in thousands) for the three-month periods ended December 31, 1998 and 1997, was $25,515 and $22,332, respectively.

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

Effective July 1, 1998, the company sold the net assets of the Better Homes and Gardens Real Estate Service to GMAC Home Services, Inc., a subsidiary of GMAC Financial Services. Fiscal 1999 earnings for the six months ended December 31, 1998, included an after-tax gain of $1.4 million, or 3 cents per diluted share, from the sale, which closed on July 27, 1998.

4. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 45 percent are under the LIFO method at December 31, 1998 and 58 percent at June 30, 1998.

                                               (unaudited)
                                              December 31    June 30
                                                  1998         1998
                                               -----------    --------
                                                    (in thousands)

          Raw materials                          $28,858      $24,777
          Work in process                         20,169       13,286
          Finished goods                           5,980        5,446
                                                 -------      -------
                                                  55,007       43,509
          Reserve for LIFO cost valuation         (9,910)      (8,744)
                                                 -------      -------
             Total                               $45,097      $34,765
                                                 =======      =======

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




5. Long-term debt and interest rate swap contracts

The company has an unsecured credit agreement which consists of a $210 million, 60-month variable rate term loan and a $150 million, 60-month variable rate revolving credit facility. At December 31, 1998, long-term debt outstanding under this agreement consisted of $185 million outstanding under the term loan and $22 million outstanding under the revolving credit facility. The credit agreement contains certain covenants. As of December 31, 1998, the company was in compliance with all debt covenants.

Meredith utilizes interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company amended its existing swap contracts effective December 31, 1998 and entered into two new swap contracts with effective dates of March 31, 1999. Under the contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three month LIBOR. These contracts effectively fix the base interest rate on the existing credit agreement and on the new credit agreement entered into on December 10, 1998 (see Note 7), although the applicable margins vary based upon the company's debt-to-EBITDA ratio. These contracts are held for purposes other than trading. The contracts expire on June 28, 2002. The weighted average interest rate for the six months ended December 31, 1998 was 6.75 percent.

The notional amount covered by the contracts was $220 million on December 31, 1998. The notional amount varies over the term of the contracts. The average notional amount of indebtedness outstanding under these contracts for fiscal years 1999 through 2002 is as follows: $273 million, $305 million, $223 million and $93 million, respectively.

The company is exposed to credit-related losses in the event of non-performance by counterparties to the interest rate swap contracts. Management does not expect any counterparties to fail to meet their obligations given the creditworthiness of the counterparties to the agreements.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


6. Earnings per share

   The following table presents the calculations of earnings per share:

                                        (unaudited)          (unaudited)
                                        Three Months          Six Months
                                     Ended December 31     Ended December 31
                                      1998       1997       1998       1997
-----------------------------------------------------------------------------
                                        (in thousands except per share)

Net earnings                        $25,423    $22,332     $44,234    $37,423
                                    =======    =======     =======    =======

Basic average shares outstanding     52,304     52,980      52,411     53,048
Dilutive effect of stock options      1,545      2,659       1,610      2,463
                                    -------    -------     -------    -------
Diluted average shares outstanding   53,849     55,639      54,021     55,511
                                    =======    =======     =======    =======

Basic earnings per share            $   .48    $   .42     $   .84    $   .71
                                    =======    =======     =======    =======

Diluted earnings per share          $   .47    $   .40     $   .82    $   .67
                                    =======    =======     =======    =======


Antidilutive options excluded from the above calculations totaled 550,000 options at December 31, 1998 (with a weighted average exercise price of $41.18) and 78,000 options at December 31, 1997 (with a weighted average exercise price of $34.87).

Options to purchase 51,000 shares were exercised during the six months ended December 31, 1998 (145,000 options were exercised in the six months ended December 31, 1997).


7.  Commitments and Contingent Liabilities

In connection with the acquisition of WGNX-TV in Atlanta, Meredith has arranged the following financing. On December 10, 1998, the company entered into a $200 million variable rate unsecured credit agreement with a group of seven banks led by Wachovia Bank, N.A., as agent. The credit agreement provides for a $200 million term loan with required principal payments of $100 million in both fiscal years 2003 and 2004. One of the conditions to borrowing under the agreement is the acquisition of WGNX-TV. The commitments to lend expire on April 30, 1999. No amounts were borrowed under this agreement at December 31, 1998. Interest rates under the credit agreement are based on applicable

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




margins plus, at the company's option, either adjusted LIBOR or the higher of Wachovia Bank's prime rate or the overnight federal funds rate plus 0.5 percent. See Note 5 for information regarding interest rate swap contracts that effectively fix the interest rate on this debt.

The company is also negotiating a private placement offering with five insurance companies of $200 million in fixed rate unsecured Senior Notes. These notes are expected to mature as follows: $75 million in 6 years, $50 million in 6.5 years and $75 million in 7 years from the date of closing. The sale of the Notes is expected to occur on March 1, 1999.

The credit agreement and Senior Notes include certain financial covenants. The most restrictive covenants require the debt-to-EBITDA ratio to be less than 3.5 to 1.0 and the fixed-charge-coverage ratio not to be less than 2.0 to 1.0. The fixed charge coverage ratio is defined as EBITDA less capital expenditures divided by the sum of interest expense, dividends paid and required debt payments. As a result of these financing arrangements, the weighted-average interest rate on the debt that will be used to acquire WGNX-TV is expected to be 6.2 percent.


8. Segment information

Meredith adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective July 1, 1998.

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the company has two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, brand licensing, custom marketing and other related operations. The broadcasting segment includes the operations of 11 network-affiliated television stations and syndicated television program marketing and development. In previously reported segment information, syndicated television programming operations were reported as unallocated corporate expenses. Prior-year information has been restated to conform to the current-year presentation. Intersegment revenues are not material and virtually all businesses operate in the United States.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


Revenues, operating profit and depreciation and amortization by industry segment are shown below:

                                    (unaudited)             (unaudited)
                                    Three Months            Six Months
                                  Ended December 31      Ended December 31
                                 -------------------    -------------------
                                   1998       1997        1998       1997
                                 --------   --------    --------   --------
                                               (in thousands)
Revenues
  Publishing                     $182,858   $182,352    $373,674   $363,102
  Broadcasting                     72,066     66,532     127,087    116,681
                                 --------   --------    --------   --------
    Total revenues               $254,924   $248,884    $500,761   $479,783
                                 ========   ========    ========   ========
Operating profit
  Publishing                     $ 26,762   $ 22,630    $ 51,581   $ 42,079
  Broadcasting                     25,915     25,218      38,975     39,739
  Unallocated corporate expense    (4,874)    (4,983)     (8,848)   (10,524)
                                 --------   --------    --------   --------
    Income from operations         47,803     42,865      81,708     71,294

  Gain from disposition                --         --       2,375         --
  Interest income                     132        298         170        766
  Interest expense                 (3,875)    (4,250)     (7,686)    (6,717)
                                 --------   --------    --------   --------

  Earnings before income taxes     44,060     38,913      76,567     65,343

  Income taxes                     18,637     16,581      32,333     27,920
                                 --------   --------    --------   --------

    Net Earnings                 $ 25,423   $ 22,332    $ 44,234   $ 37,423
                                 ========   ========    ========   ========

Depreciation and amortization
  Publishing                     $  2,843   $  2,458    $  5,694   $  4,837
  Broadcasting                      6,699      6,471      13,379     11,858
  Unallocated corporate               476        365         987        691
                                 --------   --------    --------   --------
    Total depreciation
      and amortization           $ 10,018   $  9,294    $ 20,060   $ 17,386
                                 ========   ========    ========   ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



                           Results of Operations

The following discussion presents the key factors that have affected the company's business in the second quarter and first six months of fiscal 1999 and fiscal 1998 and compares the results of such periods. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 1998. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

This section contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Reader's are referred to the company's Form 10-K for the year ended June 30, 1998, for a discussion of such factors.



                            Significant Events

Fiscal 1999
-----------

On August 24, 1998, the company announced that it had reached an agreement to acquire the net assets of WGNX-TV, a CBS network-affiliated television station serving the Atlanta, Ga., market from Tribune Company. As part of this transaction, Meredith has agreed to purchase Seattle's KCPQ-TV (FOX) from Kelly Television Co. and trade the station to Tribune for WGNX-TV. The net price to the company of this resulting asset purchase is estimated to be $370 million. The company expects this transaction to close in early calendar year 1999, subject to regulatory approvals.


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

                             Results of Operations

                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
                                    1998       1997        1998       1997
                                  --------   --------    --------   --------
                                            (in thousands except per share)

     Total revenues               $254,924   $248,884    $500,761   $479,783
                                  ========   ========    ========   ========

     Income from operations       $ 47,803   $ 42,865    $ 81,708   $ 71,294
                                  ========   ========    ========   ========
     Earnings before
       nonrecurring items         $ 25,423   $ 22,332    $ 42,809   $ 37,423
                                  ========   ========    ========   ========

     Net earnings                 $ 25,423   $ 22,332    $ 44,234   $ 37,423
                                  ========   ========    ========   ========

     Diluted earnings per share
       before nonrecurring items  $   0.47   $   0.40    $   0.79   $   0.67
                                  ========   ========    ========   ========

     Diluted earnings per share   $   0.47   $   0.40    $   0.82   $   0.67
                                  ========   ========    ========   ========

Net earnings of $25.4 million, or 47 cents per share, were recorded in the quarter ended December 31, 1998, compared to net earnings of $22.3 million, or 40 cents per share, in the prior-year second quarter. For the six months ended December 31, 1998, net earnings were $44.2 million, or 82 cents per share, compared to net earnings of $37.4 million, or 67 cents per share, in the prior-year period. Net earnings for the six months ended December 31, 1998, included a post-tax gain of $1.4 million, or 3 cents per share, from the sale of the Better Homes and Gardens Real Estate Service.

Earnings before nonrecurring items for the comparative six-month periods were $42.8 million, or 79 cents per share, in fiscal 1999 and $37.4 million, or 67 cents per share, in the prior-year period. Fiscal 1999 earnings per share before nonrecurring items increased 18 percent for both the second quarter and six-month period compared to the prior-year periods. The weighted average diluted number of shares outstanding declined 3 percent in both periods compared to the prior-year periods primarily due to company share repurchases.

Second quarter revenues increased 2 percent and year-to-date revenues were up 4 percent from the comparative prior-year periods. Adjusting for the impacts of the real estate sale and the fiscal 1998 first quarter acquisition of WFSB-TV in Hartford/New Haven, Conn., comparable revenues increased 5 percent in the second quarter and 6 percent in the six-month period. Increased advertising, custom publishing, consumer book and circulation revenues were the primary factors in the growth.

Second quarter operating costs increased slightly to $207.1 million. Higher paper and editorial costs and increased television programming and news expenses were nearly offset by the absence of costs from the real estate operation and lower magazine production and circulation promotion costs. For the six-month period costs increased 3 percent to $419.1 million due to a full six months of operating expenses and amortization expense at WFSB-Hartford/New Haven in the current period, increased television news and programming expenses and higher paper and custom publishing costs. As in the quarter, the absence of costs from the real estate operation partially offset the increases in other areas. The operating profit margin grew from 17 percent in the fiscal 1998 second quarter to 19 percent in the current quarter. For the six months ended December 31, 1998, the operating profit margin was 16 percent compared to 15 percent in the prior-year period.

Net interest expense in the second quarter decreased slightly from the level of the prior-year second quarter due to a lower debt level. In the six-month period ended December 31, 1998, net interest expense increased from the prior-year period due to the timing of debt incurred for the WFSB-Hartford/New Haven acquisition.

The company's effective tax rate was 42.2 percent for the six months ended December 31, 1998, compared with 42.7 percent in the comparable prior-year period. The decline reflected the diminished impact of nondeductible items because of an increase in projected earnings.

Publishing
----------
                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
                                    1998       1997        1998       1997
                                  --------   --------    --------   --------
                                                             (in thousands)
     Revenues
     ---------
       Advertising                $ 80,115   $ 78,507    $170,538   $162,685
       Circulation                  69,066     67,760     136,567    134,932
       Other                        33,677     36,085      66,569     65,485
                                  --------   --------    --------   --------
     Total revenues               $182,858   $182,352    $373,674   $363,102
                                  ========   ========    ========   ========

     Operating profit             $ 26,762   $ 22,630    $ 51,581   $ 42,079
                                  ========   ========    ========   ========


Publishing revenues increased slightly compared to the prior-year quarter and 3 percent versus the prior-year six month period. Excluding the impact of the sale of the Better Homes and Gardens Real Estate Service, publishing revenues increased 3 percent in the second quarter and 6 percent in the six-month period versus the prior-year periods. Advertising revenues grew 2 percent in the second quarter and 5 percent in the six-month period ended December 31, 1998. Better Homes and Gardens, the company's largest circulation title, reported increased ad revenues in both periods from an increase in ad pages sold and higher average revenues per page. Other titles reporting solid increases in ad revenues in both periods included Traditional Home, Country Home, Family Money and Country Gardens magazines. These increases in ad revenues were partially offset by lower ad revenues at Ladies' Home Journal magazine primarily due to fewer ad pages sold. Looking forward, management expects advertising pages in the women's service field of the magazine industry to be down in the company's fiscal third quarter versus the prior-year quarter. While both Better Homes and Gardens and Ladies' Home Journal compete in this field, management believes the decline will impact Ladies' Home Journal ad paging more than Better Homes and Gardens. In other titles, third quarter ad pages are generally trending up over last year. At this time, management expects overall ad pages for the third quarter to be flat or up slightly. This is based on current information and could change as the quarter progresses.

Circulation revenues increased slightly in both the quarter and the fiscal year-to-date period. The second quarter increase reflected higher subscription revenues due to additional issues of MORE and Country Gardens magazines. The increase in the six-month period reflected these changes and increased newsstand sales of most titles. Other publishing revenues declined in the quarter and increased slightly in the six-month period. The changes reflect the sale of the Better Homes and Gardens Real Estate Service and higher consumer book and custom publishing revenues.

Publishing operating profit was up 18 percent in the fiscal 1999 second quarter and 23 percent for the fiscal year-to-date versus the comparable prior-year periods. The strong second quarter results were driven primarily by lower production and circulation costs and increased magazine advertising revenues. The improvement in the fiscal year-to-date period was primarily a result of increased advertising revenues. Increased profit from the custom publishing operations also contributed to improved operating profit.

Paper expense increased in both the second quarter and six-month period, reflecting increased volumes and higher average prices. The higher average prices result from the timing of price changes over the last year. Major suppliers reduced coated groundwood paper prices approximately 4 percent on January 1, 1999, following an average price decrease of approximately 3.5 percent on October 1, 1998. Coated groundwood paper accounts for more than two-thirds of the company's paper usage. These price decreases are expected to have a favorable impact on paper expense in the second half of fiscal 1999. Postage rates increased on January 10, 1999. Management expects the effective increase for the company to be less than the 4.6 percent average for magazine publishers taken as a whole due to the company's efficient mailing processes. In addition, the third fiscal quarter impact was lessened by mailing promotional campaigns and magazines prior to the date of the increase when possible.

Broadcasting
------------                         Three Months            Six Months
                                   Ended December 31      Ended December 31
                                    1998       1997        1998       1997
                                  --------   --------    --------   --------
     Revenues                                                 (in thousands)
     ---------
       Advertising                $ 70,485   $ 63,044    $123,000   $110,506
       Other                         1,581      3,488       4,087      6,175
                                  --------   --------    --------   --------
     Total revenues               $ 72,066   $ 66,532    $127,087   $116,681
                                  ========   ========    ========   ========
     Operating profit             $ 25,915   $ 25,218    $ 38,975   $ 39,739
                                  ========   ========    ========   ========

Broadcasting revenues increased 8 percent in the fiscal 1999 second quarter and 9 percent in the six months ended December 31, 1998 compared to the prior-year periods. Excluding the impact of the timing of the fiscal 1998 first quarter acquisition of WFSB-Hartford/New Haven, comparable revenues increased 5 percent in the six-month period. Operating profit increased 3 percent in the second quarter. All of the company's stations benefited from political advertising in the second quarter. In addition CBS affiliates, especially those in KCTV-Kansas City and WFSB-Hartford/New Haven, benefited from the addition of National Football League games to network programming. Operating profit declined 2 percent in the six-month period due primarily to lower ad revenue resulting from the General Motors labor dispute during the first quarter and investment spending primarily in programming, local news and sales, marketing and research activities. Among comparable stations, revenue and operating profit performance for both periods was led by KPDX-Portland, KCTV-Kansas City and KVVU-Las Vegas. Looking forward to the fiscal third quarter, the stations in total are reporting generally flat advertising pacings compared to the prior year quarter. Increases in some areas are being offset by the absence of incremental advertising for the Winter Olympics at the company's CBS affiliates in the prior year. Advertising pacings are as of a point in time and are subject to change.

                        Liquidity and Capital Resources
                                                                  Percent
    Six months ended December 31            1998        1997      Change
    ----------------------------         --------     --------    -------
                                                           (in thousands)
     Net earnings                        $ 44,234     $  37,423     18%
                                         =========    =========    ====
     Cash flows from operations          $ 50,929     $  42,171     21%
                                         =========    =========    ====
     Cash flows from investing           $   (841)    $(351,681)   100%
                                         =========    =========    ====
     Cash flows from financing           $(54,347)    $ 235,524      nm
                                         =========    =========    ====
     Net cash flows                      $ (4,259)    $ (73,986)    94%
                                         =========    =========    ====
     EBITDA                              $ 101,768    $  88,680     15%
                                         =========    =========    ====
     nm - not meaningful

Cash and cash equivalents decreased by $4.3 million in the first six months of fiscal 1999 compared to a decrease in cash of $74.0 million in the comparable prior-year period. The change reflected cash invested for the acquisition of four television stations in the prior-year period, net of long-term debt incurred. Cash provided by operating activities increased 21 percent for the six month period due to higher operating cash flows (earnings plus depreciation and amortization) and changes in working capital items that resulted primarily from the prior-year television station acquisitions.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA for the first six months of fiscal 1999 increased 15 percent from the prior-year period due to improved operating results. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

The company has an unsecured credit agreement which consists of a $210 million, 60-month variable rate term loan and a $150 million, 60-month variable rate revolving credit facility. At December 31, 1998, long-term debt outstanding under this agreement consisted of $185 million outstanding under the term loan and $22 million outstanding under the revolving credit facility. The credit agreement contains certain covenants. As of December 31, 1998, the company was in compliance with all debt covenants.

In connection with the acquisition of WGNX-TV in Atlanta, the company entered into a $200 million variable rate unsecured credit agreement with a group of seven banks led by Wachovia Bank, N.A., as agent, on December 10, 1998. The credit agreement provides for a $200 million term loan with required principal payments of $100 million in both fiscal years 2003 and 2004. One of the conditions to borrowing under the agreement is the acquisition of WGNX-TV. The commitments to lend expire on April 30, 1999. No amounts were borrowed under this agreement at December 31, 1998. Interest rates under the credit agreement are based on applicable margins plus, at the company's option, either adjusted LIBOR or the higher of Wachovia Bank's prime rate or the overnight federal funds rate plus 0.5 percent.

To complete the financing of the acquisition of WGNX-TV, the company is negotiating a private placement offering with five insurance companies of $200 million in fixed rate unsecured Senior Notes. These notes are expected to mature as follows: $75 million in 6 years, $50 million in 6.5 years and $75 million in 7 years from the date of closing. The sale of the Notes is expected to occur on March 1, 1999.

The credit agreement and Senior Notes include certain financial covenants. The most restrictive covenants require the debt-to-EBITDA ratio to be less than 3.5 to 1.0 and the fixed-charge-coverage ratio not to be less than 2.0 to 1.0. The fixed-charge-coverage-ratio is defined as EBITDA less capital expenditures divided by the sum of interest expense, dividends paid and required debt payments. As a result of these financing arrangements, the weighted-average interest rate on the debt that will be used to acquire WGNX-TV is expected to be 6.2 percent.

Meredith utilizes interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company amended its existing swap contracts effective December 31, 1998 and entered into two new swap contracts with effective dates of March 31, 1999. Under the contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three month LIBOR. These contracts effectively fix the base interest rate on the existing credit agreement and on the new credit agreement entered into on December 10, 1998, although the applicable margins vary based upon the company's debt-to-EBITDA ratio. These contracts are held for purposes other than trading. The contracts expire on June 28, 2002. The weighted average interest rate for the six months ended December 31, 1998 was
6.75 percent.

The notional amount covered by the contracts was $220 million on December 31, 1998. The notional amount varies over the term of the contracts. The average notional amount of indebtedness outstanding under these contracts for fiscal years 1999 through 2002 is as follows: $273 million, $305 million, $223 million and $93 million, respectively.

The company is exposed to credit-related losses in the event of non-performance by counterparties to the interest rate swap contracts. Management does not expect any counterparties to fail to meet their obligations given the creditworthiness of the counterparties to the agreements.

At December 31, 1998, the company also had $5.0 million in short-term variable-rate debt outstanding under a bank line of credit agreement. The interest rate at December 31, 1998 was approximately 6 percent.

In the first six months of fiscal 1999, the company spent $31.1 million for the repurchase of 750,000 shares of Meredith Corporation common stock at the then current market prices. This compares with spending of $18.5 million for the repurchase of 592,000 shares in the comparable prior-year period. The current period totals include the repurchase of 297,000 shares under put option agreements. As of December 31, 1998, the company had put option agreements to repurchase approximately 1.9 million shares. The market value of these shares at December 31, 1998, has been reclassified from stockholders' equity to the temporary equity classification entitled, "Put option agreements." As of December 31, 1998, approximately 2.3 million shares could be repurchased under existing authorizations by the board of directors. The status of the repurchase program is reviewed at each quarterly board of directors meeting. The company expects to continue to repurchase shares in the foreseeable future, subject to market conditions.

Dividends paid in the first six months of fiscal 1999 were $7.3 million, or 14 cents per share, compared with $6.9 million, or 13 cents per share, in the prior-year period. On February 1, 1999, the board of directors increased the quarterly dividend by 7 percent (one-half cent per share) to 7.5 cents per share effective with the dividend payable on March 15, 1999. On an annual basis, the effect of this quarterly dividend increase would be to increase dividends paid by approximately $1.0 million at the current number of shares outstanding.

Spending for property, plant and equipment decreased to $8.3 million in the first six months of fiscal 1999 from $23.4 million in the prior-year period. The decrease primarily resulted from prior-year spending for the construction of a new office building and related improvements in Des Moines. The project was completed late in fiscal 1998. Total capital expenditures for fiscal 1999 are expected to be 10 to 20 percent lower than fiscal 1998 expenditures. Spending will increase in the second half as several of the broadcasting stations begin the conversion to digital technology and two stations prepare for the expansion of local news programming. Funds for capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.


Year 2000
---------

The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date sensitive information due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management completed a company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that nearly 40 percent of remediation efforts were completed as of December 31, 1998. All remediation efforts and testing of systems/equipment are expected to be completed by June 30, 1999.

The company is also in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. These third parties include, but are not limited to: magazine and book printers, paper suppliers, magazine fulfillment providers, the U.S. Postal Service, television networks, other television programming suppliers, mainframe computer services suppliers, financial institutions and utilities. The company has sought compliance information with respect to vendors and suppliers through the use of surveys, industry groups, peer reviews and vendor websites. Management then followed up to obtain more detailed information regarding the Year 2000 efforts of material third parties. Most of these material third parties have been cooperative and are supplying Year 2000 project related information. The company continues to pursue additional information from material third parties where needed and from those not responding.

Through December 31, 1998, the company has spent approximately $1.3 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $5 million and consist primarily of costs for the remediation of internal systems and broadcasting equipment. Funds for these costs are expected to be provided by the operating cash flows of the company. The majority of the internal system remediation efforts relate to staff costs of on-staff systems engineers and therefore, are not incremental costs.

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

The company uses interest rate swap agreements to effectively fix the interest rate on its debt. Therefore, there is no earnings or liquidity risk associated with changes in interest rates. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a $3.6 million increase in the December 31, 1998 cost of $4.5 million to terminate the swap agreements.

At December 31, 1998, the company had put option agreements outstanding to repurchase up to 1.9 million common shares. The risk to the company of an increase in share price is from a liquidity perspective. Based on the

December 31, 1998 closing price, a 10 percent increase in share price would cause the potential repurchase cost for these put options to increase by $9.3 million.

There has been no material change in the market risk associated with program rights payable since June 30, 1998.



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on November 9, 1998, at the Company's headquarters in Des Moines, Iowa.

(b) The name of each director elected at the Annual Meeting is shown under
    Item 4.(c). The other directors whose terms of office continued after the meeting were: Herbert M. Baum, Barbara U. Charlton, Frederick B. Henry, William T. Kerr, Robert E. Lee, Nicholas L. Reding, and Jack D. Rehm.

(c)(1) Proposal 1: Election of four Class III directors for terms expiring in 2001. Each nominee was elected in uncontested elections by the votes cast as follows:

                                       Number of shareholder votes*
                                      -----------------------------
                                           For            Withheld
                                       -----------        --------
       Class III directors
          Mary Sue Coleman             135,146,210         596,843
          Joel W. Johnson              135,141,925         601,128
          Richard S. Levitt            135,181,126         561,927
          E.T. Meredith III            135,192,172         550,881

(c)(2) Proposal 2: Election of one Class I director for a term expiring in 1999. The nominee was elected in an uncontested election by the votes cast as follows:

                                       Number of shareholder votes*
                                      -----------------------------
                                           For            Withheld
                                       -----------        --------
       Class I director
          Philip A. Marineau           135,013,980         729,073


       *As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

     2) $200 million Credit Agreement dated as of December 10, 1998, among Meredith Corporation, and certain banks specified therein, for whom Wachovia Bank, N.A., is acting as Agent.

    27)  Financial Data Schedule

    99) Additional financial information from the Company's second quarter press release dated January 19, 1999.

(b) Reports on Form 8-K

    No Form 8-K was filed during the quarter ended December 31, 1998.







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


                              MEREDITH CORPORATION
                              Registrant




                                 (Stephen M. Lacy)
                                  Stephen M. Lacy
                      Vice President - Chief Financial Officer
                              (Principal Financial and
                                 Accounting Officer)




Date: February 11, 1999

                               Index to Exhibits





     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

       2          $200 million Credit Agreement dated as of December 10,
                  1998, among Meredith Corporation, and certain banks specified therein, for whom Wachovia Bank, N.A., is acting as Agent*.

      27          Financial Data Schedule

      99 Additional financial information from the Company's second quarter press release dated January 19, 1999.








* Supplementary Exhibits and Schedules to this Agreement are not included in this Form 10-Q filing. Copies of any of the Exhibits and/or Schedules to this Agreement will be furnished supplementary to the Commission upon request.