Form 10-Q
period 1999-03-31
MEREDITH CORP
filed 1999-05-14
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at April 30, 1999
Common Stock, $1 par value                            40,790,813
Class B Stock, $1 par value                           11,084,470
                                                      ----------
   Total Common and Class B Stock                     51,875,283
                                                      ==========

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements





Meredith Corporation and Subsidiaries
Consolidated Balance Sheets



                                                    (Unaudited)
                                                      March 31       June 30
Assets                                                  1999          1998
------------------------------------------------------------------------------
                                                                (in thousands)

Current assets:
Cash and cash equivalents                          $   30,705     $    4,953
Receivables, net                                      146,054        138,036
Inventories                                            35,111         34,765
Subscription acquisition costs                         43,139         47,070
Program rights                                         21,113         14,809
Other current assets                                   14,710          7,168
                                                   ----------     ----------
Total current assets                                  290,832        246,801
                                                   ----------     ----------
Property,  plant  and  equipment:                     286,701        267,488
 Less accumulated depreciation                       (129,414)      (116,407)
                                                   ----------     ----------
Net property, plant and equipment                     157,287        151,081
                                                   ----------     ----------
Subscription acquisition costs                         32,392         36,941
Other assets                                           45,302         33,808
Goodwill and other intangibles (at original
 cost less accumulated amortization of
 $113,255 on March 31 and $97,716 on June 30)         944,318        597,358
                                                   ----------     ----------

Total assets                                       $1,470,131     $1,065,989
                                                   ==========     ==========







See accompanying Notes to Interim Consolidated Financial Statements.

                                                    (Unaudited)
                                                      March 31       June 30
Liabilities and Stockholders' Equity                    1999          1998
------------------------------------------------------------------------------
                                              (in thousands except share data)
Current liabilities:
Current portion of long-term debt                  $   40,000     $   40,000
Current portion of long-term program rights payable    28,009         18,934
Accounts payable                                       41,411         63,171
Accrued taxes and expenses                             88,298         82,775
Unearned subscription revenues                        145,357        141,989
                                                   ----------     ----------
Total current liabilities                             343,075        346,869

Long-term debt                                        545,000        175,000
Unearned subscription revenues                         92,631         95,603
Deferred income taxes                                  28,462         20,822
Other deferred items                                   65,128         49,682
                                                   ----------     ----------
Total liabilities                                   1,074,296        687,976
                                                   ----------     ----------
Temporary equity: Put option agreements
Common stock, 1,535,140 shares outstanding at
 March 31 and 597,878 shares at June 30                48,261         28,063
                                                   ----------     ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                 --             --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and outstanding
  39,253,815 at March 31 and 40,996,510 at June 30
  (net of treasury shares, 27,292,656 at March 31
  and 26,274,767 at June 30.)                          39,254         40,996
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and outstanding
  11,099,071 at March 31 and 11,279,881 at June 30.    11,099         11,280
Retained earnings                                     300,413        301,201
Accumulated other comprehensive income                   (882)        (1,177)
Unearned compensation                                  (2,310)        (2,350)
                                                   ----------     ----------
Total stockholders' equity                            347,574        349,950
                                                   ----------     ----------

Total liabilities and stockholders' equity         $1,470,131     $1,065,989
                                                   ==========     ==========



See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                       Three Months          Nine Months
                                      Ended March 31        Ended March 31
                                      1999      1998        1999      1998
-----------------------------------------------------------------------------
                                             (in thousands except per share)
Revenues (less returns and allowances):
  Advertising                      $158,141   $151,141   $451,679   $424,332
  Circulation                        68,451     68,054    205,018    202,986
  All other                          38,529     40,991    109,185    112,651
                                   --------   --------   --------   --------
Total revenues                      265,121    260,186    765,882    739,969
                                   --------   --------   --------   --------
Operating costs and expenses:
  Production, distribution and edit 106,867    106,744    316,037    301,774
  Selling, general & administrative 104,159    105,613    293,982    301,686
  Depreciation and amortization      10,865      9,194     30,925     26,580
                                   --------   --------   --------   --------
Total operating costs and expenses  221,891    221,551    640,944    630,040
                                   --------   --------   --------   --------

Income from operations               43,230     38,635    124,938    109,929

  Gain from disposition                  --         --      2,375         --
  Interest income                       377        277        547      1,043
  Interest expense                   (5,328)    (4,020)   (13,014)   (10,737)
                                   --------   --------   --------   --------

Earnings before income taxes         38,279     34,892    114,846    100,235

  Income taxes                       16,192     14,777     48,525     42,697
                                   --------   --------   --------   --------

Net earnings                       $ 22,087   $ 20,115   $ 66,321   $ 57,538
                                   ========   ========   ========   ========

Basic earnings per share           $   0.43   $   0.38   $   1.27   $   1.09
                                   ========   ========   ========   ========

Basic average shares outstanding     52,061     52,865     52,294     52,987
                                   ========   ========   ========   ========

Diluted earnings per share         $   0.41   $   0.37   $   1.23   $   1.04
                                   ========   ========   ========   ========

Diluted average shares outstanding   53,598     54,366     53,880     55,129
                                   ========   ========   ========   ========

Dividends paid per share           $  0.075   $  0.070   $  0.215   $  0.200
                                   ========   ========   ========   ========

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended March 31                               1999       1998
---------------------------------------------------------------------------
                                                             (in thousands)
Cash flows from operating activities:
  Net earnings                                         $ 66,321   $ 57,538
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                          30,925     26,580
  Amortization of program rights                         24,505     20,050
  Gain from disposition, net of taxes                    (1,425)       --
  Changes in assets and liabilities:
    Accounts receivable                                  (6,944)   (42,696)
    Inventories                                            (700)       (20)
    Supplies and prepayments                             (2,174)     3,208
    Subscription acquisition costs                        8,480        774
    Accounts payable                                    (20,880)    (3,569)
    Accruals                                              7,072      9,560
    Unearned subscription revenues                          396      9,261
    Deferred income taxes                                 1,327     17,428
    Other deferred items                                  2,747      7,238
                                                       --------   --------
Net cash provided by operating activities               109,650    105,352
                                                       --------   --------
Cash flows from investing activities:
  Redemption of marketable securities                        --     50,371
  Proceeds from dispositions                              9,922         --
  Acquisitions of businesses                           (372,186)  (375,000)
  Additions to property, plant, and equipment           (16,890)   (36,324)
  Changes in other assets                                (1,029)    (5,651)
                                                       --------   --------
Net cash used by investing activities                  (380,183)  (366,604)
                                                       --------   --------
Cash flows from financing activities:
  Long-term debt incurred                               400,000    270,000
  Repayment of long-term debt                           (30,000)   (25,000)
  Payments for program rights                           (24,183)   (20,687)
  Proceeds from common stock issued                       2,203      5,323
  Purchases of company stock                            (40,896)   (23,570)
  Dividends paid                                        (11,239)   (10,590)
  Other                                                     400        774
                                                       --------   --------
Net cash provided by financing activities               296,285    196,250
                                                       --------   --------
Net increase (decrease) in cash and cash equivalents     25,752    (65,002)
Cash and cash equivalents at beginning of year            4,953     74,498
                                                       --------   --------
Cash and cash equivalents at end of period             $ 30,705   $  9,496
                                                       ========   ========

See accompanying Notes to Interim Consolidated Financial Statements.

                               MEREDITH CORPORATION
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)




1. Accounting Policies

a. General

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Readers are referred to the company's Form 10-K for the year ended June 30, 1998 for complete financial statements and related notes. Certain prior-year amounts have been reclassified to conform with current-year presentation.


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



c. Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of tangible assets acquired in the purchases of businesses. As of March 31, 1999, the unamortized portion of these assets primarily consisted of television Federal Communications Commission (FCC) licenses ($443.3 million), goodwill ($272.6 million) and television network affiliation agreements ($209.9 million). Virtually all of these assets were acquired subsequent to October 31, 1970, and are being amortized by the straight-line method over the following periods: 40 years for television FCC licenses; 20 to 40 years for goodwill; and 15 to 40 years for network affiliation agreements. The company evaluates the recoverability of its intangible assets as current events or circumstances warrant to determine whether adjustments are needed to carrying values. Such evaluation may be based on projected income and cash flows on an undiscounted basis from the underlying business or from operations of related businesses. Other economic and market variables are also considered in any evaluation.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)





2. Comprehensive Income

Meredith adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective July 1, 1998. SFAS No. 130 requires companies to report comprehensive income, which includes net income and certain items that are reported as separate components of shareholders' equity. The company's comprehensive income includes foreign currency translation adjustments in addition to net income. Total comprehensive income (in thousands) for the nine-month periods ended March 31, 1999 and 1998, was $66,616 and $57,538, respectively. Total comprehensive income (in thousands) for the three-month periods ended March 31, 1999 and 1998, was $22,083 and $20,115, respectively.



3. Acquisitions and disposition

On March 1, 1999, the company acquired the net assets of WGNX-TV, the CBS affiliate serving the Atlanta market. As part of the transaction, Meredith purchased the assets of KCPQ-TV, a FOX affiliate serving the Seattle market, for $380 million from Kelly Television Co. The assets of KCPQ-TV were then transferred to Tribune Company in exchange for the assets of WGNX-TV and $10 million. As a result, the net cost of WGNX-TV was approximately $370 million.

The acquisition was accounted for as an asset purchase, and accordingly the operations of WGNX-TV were included in the company's consolidated operating results from the acquisition date. The cost of the acquisition has been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The purchase price allocation included intangibles of approximately $362.5 million, in addition to property, plant and equipment and broadcast program rights and the related payables. The intangibles are being amortized over 40 years.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

Pro forma results of operations for the nine-month periods ended March 31, 1999 and 1998, as if the acquisition had occurred at the beginning of each period are as follows:

                                           Nine Months
                                          Ended March 31
                                           1999      1998
                                         --------  --------
                            (in thousands except per share)

             Total revenue               $787,040  $766,275
                                         ========  ========
             Net earnings                $ 57,815  $ 50,540
                                         ========  ========

          Net earnings per share

             Basic                          $1.11     $0.95
                                            =====     =====
             Diluted                        $1.07     $0.92
                                            =====     =====

Effective July 1, 1998, the company sold the net assets of the Better Homes and Gardens Real Estate Service to GMAC Home Services, Inc., a subsidiary of GMAC Financial Services. Fiscal 1999 earnings for the nine months ended March 31, 1999, included an after-tax gain of $1.4 million, or 3 cents per diluted share, from the sale, which closed on July 27, 1998.


4. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 57 percent are under the LIFO method at March 31, 1999 and 58 percent at June 30, 1998.

                                           (unaudited)
                                             March 31      June 30
                                               1999          1998
                                            -----------    --------
                                                     (in thousands)

       Raw materials                          $19,850      $24,777
       Work in process                         16,488       13,286
       Finished goods                           6,716        5,446
                                              -------      -------
                                               43,054       43,509
       Reserve for LIFO cost valuation         (7,943)      (8,744)
                                              -------      -------
          Total                               $35,111      $34,765
                                              =======      =======

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


5. Long-term debt and interest rate swap contracts

Long-term debt consisted of the following:

                                           (unaudited)
                                             March 31      June 30
                                               1999          1998
                                            -----------    --------
                                                     (in thousands)
    Variable rate credit facilities:
      Revolving credit facility of
        $150 million due 5/31/2002           $      -      $ 30,000
      Amortizing term loan of $210 million
        due 5/31/2002                         185,000       185,000
      Amortizing term loan of $200 million
        due 5/1/2004                          200,000             -

    Private placement note purchase agreement:
      6.51% senior notes, due 3/1/2005         75,000             -
      6.57% senior notes, due 9/1/2005         50,000             -
      6.65% senior notes, due 3/1/2006         75,000             -
                                             --------      --------
    Total long-term debt                      585,000       215,000
    Current portion of long-term debt         (40,000)      (40,000)
                                             --------      --------
    Total long-term debt (less
      current portion)                       $545,000      $175,000
                                             ========      ========

The company has variable rate unsecured credit agreements consisting of a $210 million amortizing term loan, a $200 million amortizing term loan entered into on December 10, 1998 and a $150 million revolving credit facility. The $210 million term loan has remaining principal payments of $40 million in fiscal year 1999, $45 million in fiscal year 2000 and $50 million in both fiscal years 2001 and 2002. The $200 million term loan agreement with a group of banks led by Wachovia Bank N.A. requires $100 million principal payments in both fiscal years 2003 and 2004. Any amounts borrowed under the revolving facility are due and payable on May 31, 2002.

Interest rates under the variable rate credit facilities are based on applicable margins plus, at the company's option, either adjusted LIBOR or the higher of Wachovia's prime or overnight funds rate plus 0.5 percent. The revolving credit facility also allows for a money market interest rate option.

On March 1, 1999, the company entered into a private placement debt agreement with five insurance companies for $200 million in fixed rate unsecured senior notes maturing in fiscal years 2005 and 2006.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

The debt agreements include certain financial covenants related to debt levels and coverage ratios. As of March 31, 1999, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company amended its existing swap contracts effective December 31, 1998 and entered into two new swap contracts with effective dates of March 31, 1999. Under the contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three month LIBOR. These contracts effectively fix the base interest rate on the variable rate credit facilities, although the applicable margins vary based on the company's debt-to-EBITDA ratio. These contracts are held for purposes other than trading. The notional amount covered by the contracts was $325 million at March 31, 1999. The average notional amount of indebtedness outstanding under the contracts for fiscal years 1999 through 2002 is as follows: $273 million, $305 million, $223 million and $93 million, respectively. The company is exposed to credit related losses in the event of non-performance by the counterparties to the interest rate swap contracts. Management does not expect any counterparties to fail to meet their obligations given the creditworthiness of the counterparties to the agreements.

The weighted-average interest rate on debt outstanding at March 31, 1999, was approximately 6.5 percent.

6. Earnings per share

   The following table presents the calculations of earnings per share:

                                       (unaudited)           (unaudited)
                                       Three Months           Nine Months
                                      Ended March 31         Ended March 31
                                      1999       1998       1999       1998
-----------------------------------------------------------------------------
                                              (in thousands except per share)

Net earnings                        $22,087    $20,115     $66,321    $57,538
                                    =======    =======     =======    =======

Basic average shares outstanding     52,061     52,865      52,294     52,987
Dilutive effect of stock options      1,537      1,501       1,586      2,142
                                    -------    -------     -------    -------
Diluted average shares outstanding   53,598     54,366      53,880     55,129
                                    =======    =======     =======    =======

Basic earnings per share            $   .43    $   .38     $  1.27    $  1.09
                                    =======    =======     =======    =======
Diluted earnings per share          $   .41    $   .37     $  1.23    $  1.04
                                    =======    =======     =======    =======

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)





Antidilutive options excluded from the above calculations totaled 619,000 options at March 31, 1999 (with a weighted average exercise price of $40.33). There were no options outstanding at March 31, 1998 that were not included in the computation of diluted EPS.

Options to purchase 82,000 shares were exercised during the nine months ended March 31, 1999 (221,000 options were exercised in the nine months ended March 31, 1998).


7. Segment information

Meredith adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective July 1, 1998.

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the company has two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, brand licensing, custom marketing and other related operations. The broadcasting segment includes the operations of 12 network-affiliated television stations and syndicated television program marketing and development. In prior years' segment information, syndicated television programming operations were reported as unallocated corporate expenses. Prior-year information has been restated to conform to the current-year presentation. Intersegment revenues are not material and virtually all businesses operate in the United States.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


Revenues, operating profit, depreciation and amortization, and assets by segment are as follows:

                                    (unaudited)             (unaudited)
                                    Three Months            Nine Months
                                   Ended March 31          Ended March 31
                                 -------------------    -------------------
                                   1999       1998        1999       1998
                                 --------   --------    --------   --------
                                                             (in thousands)
Revenues
  Publishing                     $202,071   $203,062    $575,745   $566,164
  Broadcasting                     63,050     57,124     190,137    173,805
                                 --------   --------    --------   --------
    Total revenues               $265,121   $260,186    $765,882   $739,969
                                 ========   ========    ========   ========
Operating profit
  Publishing                     $ 37,020   $ 33,563    $ 88,601   $ 75,642
  Broadcasting                     14,728     13,407      53,703     53,146
  Unallocated corporate expense    (8,518)    (8,335)    (17,366)   (18,859)
                                 --------   --------    --------   --------
    Income from operations         43,230     38,635     124,938    109,929

  Gain from disposition                --         --       2,375         --
  Interest income                     377        277         547      1,043
  Interest expense                 (5,328)    (4,020)    (13,014)   (10,737)
                                 --------   --------    --------   --------

  Earnings before income taxes     38,279     34,892     114,846    100,235

  Income taxes                     16,192     14,777      48,525     42,697
                                 --------   --------    --------   --------

    Net Earnings                 $ 22,087   $ 20,115    $ 66,321   $ 57,538
                                 ========   ========    ========   ========

Depreciation and amortization
  Publishing                     $  2,826   $  2,609    $  8,520   $  7,446
  Broadcasting                      7,581      6,144      20,960     18,002
  Unallocated corporate               458        441       1,445      1,132
                                 --------   --------    --------   --------
    Total depreciation
      and amortization           $ 10,865   $  9,194    $ 30,925   $ 26,580
                                 ========   ========    ========   ========

                                         March 31       June 30
                                           l999          1998
                                        ----------    ----------
                                                  (in thousands)
            Assets
              Publishing                $  337,813    $  349,783
              Broadcasting               1,054,731       675,409
              Corporate                     77,587        40,797
                                        ----------    ----------

                Total assets            $1,470,131    $1,065,989
                                        ==========    ==========

The increase in broadcasting assets from June 30, 1998 to March 31, 1999 reflects the acquisition of WGNX-TV on March 1, 1999. The corresponding increase in corporate assets primarily reflects additional cash on hand.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



                           Results of Operations

The following discussion presents the key factors that have affected the company's business in the third quarter and first nine months of fiscal 1999 and fiscal 1998 and compares the results of such periods. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 1998. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

This section contains certain forward-looking statements, including those related to the FOX matter discussed below, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Readers are referred to the company's Form 10-K for the year ended June 30, 1998, for a discussion of such factors.



                            Significant Events

Fiscal 1999
-----------

On March 1, 1999, the company acquired the net assets of WGNX-TV, the CBS affiliate serving the Atlanta market, from Tribune Company. As part of the transaction, Meredith purchased Seattle's KCPQ-TV (FOX) from Kelly Television Co. The net assets of KCPQ-TV were then transferred to Tribune in exchange for the net assets of WGNX-TV and a $10 million cash payment to Meredith. The net cost of the acquisition of WGNX-TV was approximately $370 million.

Effective July 1, 1998, Meredith sold the net assets of the Better Homes and Gardens Real Estate Service to GMAC Home Services, Inc. The sale resulted in a net gain of $1.4 million, or 3 cents per share. In a separate transaction, Meredith and GMAC Home Services entered into a licensing agreement authorizing GMAC Home Services to use the Better Homes and Gardens trademark in connection with residential real estate marketing for a period not to exceed 10 years. GMAC Home Services will pay Meredith an annual license fee for the use of the trademark.


Fiscal 1998
-----------

On July 1, 1997, Meredith purchased the net assets of three television stations affiliated with the FOX television network from First Media Television, L.P. (First Media) for $216 million. Those stations are: KPDX-TV (Portland, Ore.); KFXO-LP (Bend, Ore.-a low power station); and WHNS-TV (Greenville, S.C./Spartanburg, S.C./Asheville, N.C.). On September 4, 1997, Meredith acquired and then exchanged the net assets of the fourth First Media station, WCPX-TV in Orlando, for WFSB-TV, a CBS network-affiliated television station serving the Hartford/New Haven, Conn. market. WFSB-TV was acquired from Post-Newsweek Stations, Inc. through an exchange of assets plus a $60 million cash payment to Meredith. The result was a net cost to the company of $159 million for WFSB-TV.



                             Results of Operations

                                     Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                    1999       1998        1999       1998
                                  --------   --------    --------   --------
                                             (in thousands except per share)

     Total revenues               $265,121   $260,186    $765,882   $739,969
                                  ========   ========    ========   ========

     Income from operations       $ 43,230   $ 38,635    $124,938   $109,929
                                  ========   ========    ========   ========
     Earnings before
       nonrecurring items         $ 22,087   $ 20,115    $ 64,896   $ 57,538
                                  ========   ========    ========   ========

     Net earnings                 $ 22,087   $ 20,115    $ 66,321   $ 57,538
                                  ========   ========    ========   ========
     Diluted earnings per share
       before nonrecurring items  $   0.41   $   0.37    $   1.20   $   1.04
                                  ========   ========    ========   ========

     Diluted earnings per share   $   0.41   $   0.37    $   1.23   $   1.04
                                  ========   ========    ========   ========

Net earnings of $22.1 million, or 41 cents per diluted share, were recorded in the quarter ended March 31, 1999, compared to net earnings of $20.1 million, or 37 cents per diluted share, in the prior-year third quarter. For the nine months ended March 31, 1999, net earnings were $66.3 million, or $1.23 per diluted share, compared to net earnings of $57.5 million, or $1.04 per diluted share, in the prior-year period. Net earnings for the nine months ended March 31, 1999, included a post-tax gain of $1.4 million, or 3 cents per diluted share, from the sale of the Better Homes and Gardens Real Estate Service.

Earnings before nonrecurring items for the comparative nine-month periods were $64.9 million, or $1.20 per diluted share, in fiscal 1999 and $57.5 million, or $1.04 per diluted share, in the prior-year period. Fiscal 1999 diluted earnings per share before nonrecurring items increased 11 percent for the third quarter and 15 percent for the nine-month period compared to the prior-year periods. The fiscal 1999 results include dilution of two cents per share resulting from the WGNX-Atlanta acquisition. The weighted average diluted number of shares outstanding declined slightly in both periods compared to the prior-year periods primarily due to company share repurchases.

Third quarter revenues increased 2 percent and year-to-date revenues were up 4 percent from the comparative prior-year periods. Adjusting for the impacts of the real estate sale, the WGNX-Atlanta acquisition, the absence of Country America magazine and the fiscal 1998 first quarter acquisition of WFSB-Hartford/New Haven, comparable revenues increased 5 percent in the third quarter and 6 percent in the nine-month period. Increased advertising and integrated marketing revenues were the primary factors in the growth.

Third quarter operating costs increased slightly due to the WGNX-Atlanta acquisition. Excluding that impact, operating costs declined approximately one percent compared to the prior-year quarter reflecting the absence of costs from the real estate operation. For the nine month period costs increased 2 percent due to the WGNX-Atlanta acquisition, a full nine months of operating expenses and amortization expense at WFSB-Hartford/New Haven in the current period, and increased television news and programming expenses. As in the quarter, these increases in expenses were partially offset by the absence of costs from the real estate operation. The operating profit margin grew from 15 percent in the fiscal 1998 third quarter and nine-month periods to 16 percent in the corresponding current-year periods.

Net interest expense in the third quarter and year-to-date period increased over the prior-year periods due to debt incurred for the WGNX-Atlanta acquisition. Interest on debt incurred in September 1997 for the WFSB-Hartford/New Haven acquisition also affected the increase in the year-to-date period.

The company's effective tax rate was 42.3 percent for the nine months ended March 31, 1999 compared with 42.6 percent in the comparable prior-year period. The decline reflected the diminished impact of nondeductible items because of an increase in projected earnings.

Publishing
----------

                                     Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                    1999       1998        1999       1998
                                  --------   --------    --------   --------
                                                             (in thousands)
     Revenues
     ---------
       Magazine advertising       $ 96,965   $ 95,832    $267,503   $258,517
       Magazine circulation         68,451     68,054     205,018    202,986
       Other                        36,655     39,176     103,224    104,661
                                  --------   --------    --------   --------
     Total revenues               $202,071   $203,062    $575,745   $566,164
                                  ========   ========    ========   ========

     Operating profit             $ 37,020   $ 33,563    $ 88,601   $ 75,642
                                  ========   ========    ========   ========


Publishing revenues decreased slightly compared to the prior-year quarter but increased 2 percent compared to the nine months ended March 31, 1998.
Excluding the impact of the sale of the Better Homes and Gardens Real Estate Service and the closing of Country America magazine, publishing revenues increased 5 percent in the third quarter and 6 percent in the nine-month period versus the prior-year periods. Excluding the impact of the Country America closing, magazine advertising revenues grew 3 percent in the third quarter and 4 percent in the fiscal year-to-date period. Better Homes and Gardens, the company's largest circulation title, reported increased advertising revenues in both periods primarily from higher average revenues per page. The number of advertising pages showed little change in the quarter but increased slightly in the year-to-date period. Other titles reporting notable increases in advertising revenues in both periods included Country Home, Traditional Home, Crayola Kids and MORE magazines. The increases at Country Home and MORE reflect additional issues in the current year period. These increases in advertising revenues were partially offset by lower advertising revenues at Ladies' Home Journal and Successful Farming magazines primarily due to fewer advertising pages sold. Looking forward, overall advertising pages for the fourth quarter are expected to increase in the low to mid-single digit range on a percentage basis compared to the prior-year quarter. This is based on current information and could change as the quarter progresses.

Magazine circulation revenues increased slightly in both the quarter and the fiscal year-to-date period, even considering the closing of Country America magazine. The growth primarily reflected the increased frequencies of Country Home and MORE magazines. Other publishing revenues declined in the quarter and year-to-date periods due to the sale of the Better Homes and Gardens Real Estate Service. Excluding the effect of that sale, other publishing revenues increased in both periods primarily due to higher integrated marketing revenues.

Publishing operating profit was up 10 percent in the fiscal 1999 third quarter and 17 percent for the fiscal year-to-date period versus the comparable prior-year periods. The improvements reflected lower production costs, increased magazine advertising revenues and higher profits from integrated marketing operations. Lower paper prices also contributed to the improvement in the third quarter.

Major suppliers reduced coated groundwood paper prices approximately 4 percent on January 1, 1999. This followed an average price decrease of about 3.5 percent on October 1, 1998. Coated groundwood paper accounts for about two-thirds of the company's paper usage. A postal rate increase took effect on January 10, 1999. The third fiscal quarter impact was lessened by mailing promotional campaigns and magazines prior to that date when possible. Management expects the effective increase to be less than the 4.6 percent average for publishers due to the company's efficient mailing processes.


Broadcasting
------------
                                     Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                    1999       1998        1999       1998
                                  --------   --------    --------   --------
                                                             (in thousands)
     Revenues
     ---------
       Advertising                $ 61,176   $ 55,309    $184,176   $165,815
       Other                         1,874      1,815       5,961      7,990
                                  --------   --------    --------   --------
     Total revenues               $ 63,050   $ 57,124    $190,137   $173,805
                                  ========   ========    ========   ========

     Operating profit             $ 14,728   $ 13,407    $ 53,703   $ 53,146
                                  ========   ========    ========   ========

Revenues increased 10 percent in the fiscal 1999 third quarter and 9 percent in the nine months ended March 31, 1999 compared to the prior-year periods. Excluding the impacts of the acquisitions of WGNX-Atlanta and WFSB-Hartford/New Haven, comparable revenues increased 5 percent in both periods. Strong advertising revenue growth at the company's FOX affiliates, KPDX-Portland and KVVU-Las Vegas, led to the increases. The introduction of local news programming late in fiscal 1998 at FOX affiliates KVVU-Las Vegas and WOFL-Orlando also contributed to the increases. Looking forward to the fiscal fourth quarter, the stations in total are reporting advertising pacings that are flat to down slightly compared to the prior year quarter. Advertising pacings are as of a point in time and are not necessarily indicative of final results.

Operating profits increased 10 percent in the third quarter. Strong operating results at the company's FOX affiliates were somewhat offset by weaker performance at the CBS affiliates due primarily to the absence of Olympic-related advertising that occurred in the prior-year period. Operating profit increased slightly in the nine-month period as advertising revenue growth was nearly offset by investment spending primarily in programming, local news and sales, marketing and research activities. In addition, results in both periods benefited from the March 1, 1999 acquisition of WGNX-Atlanta and a smaller level of investment in television program development efforts.

On April 6, 1999, the company was notified that the FOX Television Network
(FOX) planned to reduce the amount of prime-time advertising made available for sale by affiliates, effective July 1, 1999. The company believes that such action is inconsistent with the letter and spirit of its affiliation agreements with FOX. On May 6, 1999, the company notified FOX that it declined to accept the FOX proposal. At this time, the company anticipates discussions with FOX will continue. Although it is impossible to predict the eventual outcome of this issue, the company believes it will not have a material adverse impact on fiscal 2000 financial results.


                        Liquidity and Capital Resources

                                                                       Percent
     Nine months ended March 31             1999            1998       Change
     --------------------------          ---------        --------    -------
                                                                (in thousands)

     Net earnings                        $  66,321       $  57,538      15 %
                                         =========       =========      ====

     Cash flows from operations          $ 109,650       $ 105,352       4 %
                                         =========       =========      ====

     Cash flows from investing           $(380,183)      $(366,604)     (4)%
                                         =========       =========      ====

     Cash flows from financing           $ 296,285       $ 196,250      51 %
                                         =========       =========      ====

     Net cash flows                      $  25,752       $ (65,002)      nm
                                         =========       =========      ====

     EBITDA                              $ 155,863       $ 136,509      14 %
                                         =========       =========      ====

     nm - not meaningful


Cash and cash equivalents increased by $25.8 million in the first nine months of fiscal 1999 compared to a decrease in cash of $65.0 million in the comparable prior-year period. The change reflected a higher level of debt funding for the television station acquisition in the current period compared to the debt financing of acquisitions in the prior year. Cash provided by operating activities increased 4 percent due to higher operating cash flows (earnings plus depreciation and amortization) and changes in working capital items that resulted primarily from the prior-year television station acquisitions. These increases in cash provided by operations were partially offset by changes in deferred income taxes, reflecting a tax-basis market-value adjustment related to accounts receivable in the prior-year period.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA for the first nine months of fiscal 1999 increased 14 percent from the prior-year period. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At March 31, 1999, long-term debt outstanding totaled $585 million. This debt has been incurred over the last two fiscal years in connection with the acquisitions of five television stations. The company has two variable-rate bank credit facilities with total outstanding debt of $385 million at March 31, 1999. These term loans require periodic principal payments that total $40 million in fiscal 1999, $45 million in fiscal 2000, $50 million in both fiscal 2001 and 2002, and $100 million in both fiscal 2003 and 2004. Interest rates are based on applicable margins plus, at the company's option, either adjusted LIBOR or the higher of the Wachovia Bank, N.A., prime rate or the overnight federal funds rate plus 0.5 percent. The revolving credit facility also allows for a money market interest rate option. In addition, the company has $200 million outstanding at March 31, 1999 in private placement debt consisting of fixed-rate unsecured senior notes with five insurance companies. These notes mature as follows: $75 million on March 1, 2005, $50 million on September 1, 2005 and $75 million on March 1, 2006. Interest rates on the notes range from
6.51 percent to 6.65 percent. Funds for payments of interest and principal on the debt are expected to be provided by cash generated by future operating activities. The weighted-average interest rate on debt outstanding at March 31, 1999, was approximately 6.5 percent. These debt agreements include certain financial covenants related to debt levels and coverage ratios. As of March 31, 1999, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three-month LIBOR. The contracts effectively fix the base interest rate on a substantial portion of the variable-rate credit facilities, although the applicable margins vary based on the company's debt-to-EBITDA ratio. The notional amount covered by the contracts was $325 million at March 31, 1999. The swap contracts expire on June 28, 2002, and the notional amount varies over the terms of the contracts. The company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Management does not expect any counterparties to fail to meet their obligations, given their strong creditworthiness.

At March 31, 1999, the company had available credit totaling $150 million under a revolving credit facility. Any amounts borrowed under this agreement are due and payable on May 31, 2002.

In the first nine months of fiscal 1999, the company spent $40.9 million for the repurchase of 1,036,000 shares of Meredith Corporation common stock at the then current market prices. This compares with spending of $23.6 million for the repurchase of 713,000 shares in the comparable prior-year period. The company expects to continue to repurchase shares in the foreseeable future, subject to market conditions.

In fiscal 1998, the company entered into a put option agreement to repurchase up to 598,000 common shares at market prices, subject to certain restrictions and discounts. In July 1998, 270,000 shares were repurchased under this agreement. The agreement expired in February 1999 with no further activity. Meredith entered into similar put option agreements effective August 1, 1998, to repurchase up to 1.6 million common shares over the next 24 months. As of March 31, 1999, 77,000 shares had been repurchased under these agreements.

As of March 31, 1999, approximately 2.0 million shares could be repurchased under existing authorizations by the board of directors. The status of this program is reviewed at each quarterly board of directors meeting.

Dividends paid in the first nine months of fiscal 1999 were $11.2 million, or
21.5 cents per share, compared with $10.6 million, or 20 cents per share, in the prior-year period. On February 1, 1999, the board of directors increased the quarterly dividend by 7 percent, or one-half cent per share, to 7.5 cents per share effective with the dividend payable on March 15, 1999. On an annual basis, this increase will result in the payment of approximately $1 million in additional dividends, based on the current number of shares outstanding. The board of directors also approved a dividend reinvestment plan, effective May 31, 1999.

Expenditures for property, plant and equipment decreased to $16.9 million in the first nine months of fiscal 1999 from $36.3 million in the prior-year period. The decrease primarily reflected the completion of a new office building and related improvements in Des Moines in fiscal 1998. Fiscal 1998 spending included $23 million for this project. Total capital expenditures for fiscal 1999 are expected to be approximately 30 percent lower than fiscal 1998 expenditures. Significant spending is expected in the company's fiscal fourth quarter as several of the broadcasting stations begin the conversion to digital technology and two stations prepare for the expansion of local news programming. In addition construction has begun on a new building for the company's station KPDX-TV in Portland. The purchase of land and construction of a new building for WGNX-TV in Atlanta is expected to begin in fiscal 2000. The facilities are expected to be completed in fiscal 2000 for Portland and in fiscal 2001 for Atlanta at an estimated total cost of $30 million. Funds for capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.

Year 2000
---------

The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date sensitive information due to the use of only the last two digits to refer to a year.
This problem could effect information systems (software and hardware) and other equipment that relies on microprocessors. Management completed a company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that approximately 80 percent of remediation efforts were completed as of March 31, 1999. Substantially all remediation efforts and testing of systems/equipment are expected to be completed by June 30, 1999.

The company also is in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: magazine and book printers, paper suppliers, magazine fulfillment providers, the U.S. Postal Service, television networks, other television programming suppliers, mainframe computer services suppliers, financial institutions and utilities. The company has sought compliance information with respect to vendors and suppliers through the use of surveys, industry groups, peer reviews and vendor websites. Management then followed up to obtain more detailed information regarding the Year 2000 efforts of material third parties. Most of these material third parties have been cooperative and are supplying Year 2000 project related information. The company continues to pursue additional information from material third parties where needed and from those not responding.

Through March 31, 1999, the company has spent approximately $1.8 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $5 million and consist primarily of costs for the remediation of internal systems and broadcasting equipment. Funds for these costs are expected to be provided by the operating cash flows of the company. The majority of the internal system remediation efforts relate to staff costs of on-staff systems engineers and therefore, are not incremental costs.

Meredith Corporation could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the company and material third parties. A worst case scenario would result in the short-term inability of the company to produce/distribute magazines or broadcast television programming due to unresolved Year 2000 issues. This would result in lost revenues; however, the amount would depend on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the company is devoting the resources needed to address Year 2000 issues in a timely manner. Management has contracted with an outside consultant to monitor the progress of Meredith's Year 2000 efforts and provide update reports to the audit committee of the board of directors at each quarterly meeting. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which Meredith relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the company.

Meredith is in the process of developing contingency plans in case business interruptions occur. Management expects these plans to be substantially complete by June 30, 1999.


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

The company uses interest rate swap agreements to effectively fix the interest rate on its debt. Therefore, there is no earnings or liquidity risk associated with changes in interest rates. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a $5.7 million cost to terminate the swap agreements compared to the current cost of $2.1 million at March 31, 1999.

At March 31, 1999, the company had put option agreements outstanding to repurchase up to 1.5 million common shares. The risk to the company of an increase in share price is from a liquidity perspective. Based on the March 31, 1999 closing price, a 10 percent increase in share price would cause the potential repurchase cost for these put options to increase by $4.8 million.

There has been no material change in the market risk associated with program rights payable since June 30, 1998.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    27)  Financial Data Schedule

    99) Additional financial information from the Company's third quarter press release dated April 20, 1999.

(b) Reports on Form 8-K

    The company filed a report on Form 8-K on March 15, 1999, reporting under
    Item 2 that it had acquired the assets of WGNX-TV, the CBS affiliate serving the Atlanta market, for approximately $370 million.

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










Date:  May 13, 1999

                               Index to Exhibits





     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------


      27          Financial Data Schedule

      99 Additional financial information from the Company's third quarter press release dated April 20, 1999.