Form 10-K405
period 1999-06-30
MEREDITH CORP
filed 1999-09-28
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   Form 10-K


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1999
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

The registrant estimates the aggregate market value of voting stock held by non-affiliates of the registrant at July 30, 1999, was $1,328,942,000 based upon the closing price on the New York Stock Exchange at that date.

Number of common shares outstanding at July 30, 1999:         40,753,203
Number of class B shares outstanding at July 30, 1999:        11,047,315
                                                              ----------
  Total common and class B shares outstanding                 51,800,518
                                                              ==========

                        DOCUMENT INCORPORATED BY REFERENCE


          Description of document              Part of the Form 10-K
   ------------------------------------   --------------------------------

   Certain portions of the Registrant's
     Proxy Statement for the Annual       Part III to the extent described
     Meeting of Stockholders to be        therein.
     held on November 8, 1999


-------------------------------------------------------------------------------


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

The company has two business segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, brand licensing, integrated marketing and other related operations. Prior to fiscal 1999, the publishing segment also included the residential real estate franchising operations that were sold effective July 1, 1998. The broadcasting segment includes the operations of 12 network-affiliated television stations and syndicated television program marketing and development. In previously reported fiscal years, the company's segments included the cable television segment. The cable television segment was classified as a discontinued operation in fiscal 1996 and the sale of all cable television operations was finalized in fiscal 1997. Virtually all of the company's revenues are generated and assets reside within the United States. There are no material intersegment transactions.

The company's largest source of revenues is magazine and television advertising. Television advertising tends to be seasonal in nature with higher revenues traditionally reported in the second and fourth fiscal quarters, and cyclical increases during certain periods, such as key political elections and network coverage of major events like the Olympic Games.

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

The company had 2,642 employees at June 30, 1999 (including 176 part-time employees).


Business Developments
---------------------

On March 1, 1999, the company acquired the net assets of WGNX-TV, the CBS affiliate serving the Atlanta market. As part of the transaction, Meredith purchased the assets of KCPQ-TV, a FOX affiliate serving the Seattle market, for $380 million from Kelly Television Company. The assets of KCPQ-TV were then transferred to Tribune Company in exchange for the assets of WGNX-TV and $10 million. As a result, the net cost of the acquisition of WGNX-TV was approximately $370 million.

Effective July 1, 1998, the company sold the net assets of the Better Homes and Gardens Real Estate Service to GMAC Home Services, Inc., a subsidiary of GMAC Financial Services. In a separate transaction, Meredith and GMAC Home Services entered into a licensing agreement that authorizes GMAC Home Services to use the Better Homes and Gardens trademark in connection with residential real estate marketing for a period not to exceed 10 years. This allows GMAC Home Services a reasonable time to transition the business to its own brand.

The information required by this item regarding financial information about industry segments is set forth on pages F-43 to F-45 of this Form 10-K and is incorporated herein by reference.


Description of Business
-----------------------

PUBLISHING
----------

     Years ended June 30            1999           1998           1997
     -------------------------------------------------------------------
     (In thousands)

     Publishing revenues          $774,031       $769,197       $698,790
                                  ========       ========       ========

     Publishing operating profit  $119,581       $101,145       $ 82,768
                                  ========       ========       ========

Publishing represented 75 percent of the company's consolidated revenues and 62 percent of consolidated operating profit before unallocated corporate expenses in fiscal 1999.

Magazine
--------

Magazine operations account for approximately 90 percent of the revenues and operating profit of the publishing segment. Meredith currently publishes 20 subscription magazines that appeal primarily to consumers in the home and family market. Key advertising and circulation information for major subscription titles is as follows:

                                                   June 30
     Title                          Frequency     Rate Base     Ad Pages
     -------------------------------------------------------------------
     Better Homes and Gardens - Home service
       Fiscal 1999                  Monthly       7,600,000      1,946
       Fiscal 1998                  Monthly       7,600,000      1,911

     Ladies' Home Journal - Women's service
       Fiscal 1999                  Monthly       4,500,000      1,397
       Fiscal 1998                  Monthly       4,500,000      1,516

     Country Home - Home decorating
       Fiscal 1999                  8x/year*      1,000,000        701
       Fiscal 1998                  Bimonthly     1,000,000        642

     Midwest Living - Regional travel and lifestyle
       Fiscal 1999                  Bimonthly       815,000        628
       Fiscal 1998                  Bimonthly       815,000        608

     Traditional Home - Home decorating
       Fiscal 1999                  Bimonthly       800,000        645
       Fiscal 1998                  Bimonthly       775,000        573

     WOOD - Woodworking projects and techniques
       Fiscal 1999                  9x/year         600,000        460
       Fiscal 1998                  9x/year         600,000        416

     Crayola Kids - Kids' reading, crafts and games
       Fiscal 1999                  Bimonthly       550,000        350
       Fiscal 1998                  Bimonthly       500,000        284

     Family Money - Personal finance
       Fiscal 1999                  Bimonthly*      500,000        227
       Fiscal 1998                  Quarterly       625,000        193

     Successful Farming - Farm information
       Fiscal 1999                  12x/year        475,000        661
       Fiscal 1998                  12x/year        475,000        700

     MORE - Women's service (age 40+)
       Fiscal 1999                  Bimonthly       400,000        384
       Fiscal 1998                  1 special issue     n/a        n/a

     Golf for Women - Golf instruction and information
       Fiscal 1999                  Bimonthly       370,000        413
       Fiscal 1998                  Bimonthly**     360,000        530

     * Increase in frequency effective in calendar 1999, resulting in 7 issues of Country Home and 5 issues of Family Money being published in fiscal 1999.

    ** Fiscal 1998 included seven issues versus six in fiscal 1999 due to a change in an issue on-sale date.

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

Other subscription magazines published by the company are Country Gardens, Cross Stitch & Needlework, Decorative Woodcrafts, Crafts & Decorating Showcase, American Patchwork & Quilting, Renovation Style, Decorating, Do It Yourself Ideas for Your Home & Garden, and Deck & Landscape. All subscription magazines, except Successful Farming, are also sold on newsstands. Successful Farming is available only by subscription to qualified farm families.

The company also publishes a group of Special Interest Publications, primarily under the Better Homes and Gardens name, that are typically sold only on newsstands. These titles are issued from one to four times annually. More than 100 issues were published in fiscal 1999 in categories including decorating, do-it-yourself, home plans, crafts, gardening, holidays and cooking. The company also publishes the American Park Network visitor guides and travel guides for certain states and cities.

Meredith Integrated Marketing offers advertisers and other external clients integrated strategies that combine all of Meredith's custom capabilities. Fiscal 1999 clients included Nestle USA, Inc., Lutheran Brotherhood, The IAMS Company, The Home Depot U.S.A., Inc., The Sherwin-Williams Company and Florida Department of Citrus, among others.

Country America magazine, which was jointly owned by Meredith Corporation (80 percent owner), Group W Satellite Communications and Opryland U.S.A., Inc., was discontinued in November 1998.

Crayola Kids magazine and the Crayola Kids line of books are published under a license from Binney & Smith Properties, Inc., makers of Crayola crayons. The company pays Binney & Smith royalties for use of the Crayola trademark.

Family Money magazine reduced its rate base from 625,000 to 500,000 effective with the March/April 1999 issue. This reduction in rate base reflected the decision by Metropolitan Life Insurance Company to discontinue its program of purchasing customized subscriptions to Family Money. Management is currently reviewing other options for partnerships or affiliations for the magazine.
MORE magazine increased its rate base to 500,000 effective with the July/August 1999 issue. Effective with the February 2000 issue, Ladies' Home Journal will lower its rate base to 4.1 million.

Several of the company's magazines have established Web sites on the internet. In addition, Meredith has entered into an alliance with America Online that makes content from several of the company's Web sites available through online services within the AOL network. None of these ventures is currently a material source of revenues or operating profit.


Advertising
-----------

     Years ended June 30               1999           1998           1997
     ----------------------------------------------------------------------
     (In thousands)

     Advertising revenues            $359,123       $350,158       $311,161
                                     ========       ========       ========

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


Circulation
-----------

     Years ended June 30               1999           1998           1997
     ----------------------------------------------------------------------
     (In thousands)

     Circulation revenues            $273,621       $271,004       $257,222
                                     ========       ========       ========

Subscription revenues, the largest source of circulation revenues, are generated through direct-mail solicitation, agencies, insert cards and other means. Newsstand sales also are important sources of circulation revenues for most magazines. Magazine wholesalers have the right to receive credit from the company for magazines returned to them by retailers.


Other
-----

     Years ended June 30               1999           1998           1997
     ----------------------------------------------------------------------
     (In thousands)

     Other revenues                  $141,287       $148,035       $130,407
                                     ========       ========       ========

Magazine operations also realize revenues from the sale of ancillary products and services.

The company publishes and markets a line of approximately 300 consumer home and family service books. The line includes books published under the Better Homes and Gardens trademark as well as books published under contract for Ortho and The Home Depot. They are sold through retail book and specialty stores, mass merchandisers and other means. Fifty-nine new or revised titles were published during fiscal 1999.

Meredith has licensed Wal-Mart Stores, Inc., to sell Better Homes and Gardens branded products in its garden centers nationwide. The company receives an annual trademark license fee for sales of licensed products offered exclusively in Wal-Mart stores. In addition, Meredith has licensed GMAC Home Services, Inc., to use the Better Homes and Gardens trademark in connection with residential real estate marketing for an annual fee. Also, Meredith has licensed Global Vacation Group, Inc., to sell vacation packages to selected destinations under the Better Homes and Gardens name.

The Better Homes and Gardens Real Estate Service is a national residential real estate franchise and marketing service. As noted in the Business Developments section of this report, the net assets of the Better Homes and Gardens Real Estate Service were sold in July 1998. In fiscal 1998 and prior years, the primary revenue sources of the real estate operations were franchise fees (based on a percentage of each member's gross commission income on residential housing sales) and the sale of marketing programs and materials to members and affiliates.


Production and Delivery
-----------------------

The major raw materials essential to this segment are coated publication and book-grade papers. Meredith supplies all of the paper for its magazine production and most of the paper for its book production. The company's major paper suppliers lowered prices on certain types of paper during fiscal 1999 resulting in lower average paper prices for the fiscal year. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. However, at this time, management anticipates that if prices rise over the next year, the increases will be moderate. The company has contractual agreements with major paper manufacturers to ensure adequate supplies of paper for planned publishing requirements.

The company has printing contracts for all of its magazine titles. Its two largest titles, Better Homes and Gardens and Ladies' Home Journal, are printed under long-term contracts with a major United States printer. The company's largest magazine printing contract has been renewed and the company has entered into new contracts with several other major printers. These new contracts are expected to result in lower unit costs in fiscal 2000 and beyond. All of the company's published books are manufactured by outside printers. Book manufacturing contracts are generally on a title-by-title basis.

Postage is also a significant expense to this segment due to the large volume of magazine and subscription promotion mailings. The publishing operations continually seek the most economical and effective methods for mail delivery.

Accordingly, certain cost-saving measures, such as pre-sorting and drop-shipping to central postal centers, are utilized. The U.S. Postal Service enacted rate changes in January 1999 that increased mailing costs an average of
4.6 percent for magazine publishers taken as a whole. Meredith's effective increase was less than the average because of the company's efficient mailing processes.

Paper, printing and postage costs accounted for approximately 40 percent of the publishing segment's fiscal 1999 operating costs.

Fulfillment services for the company's magazine operations are being consolidated with one external provider. This change is expected to result in improved customer service and marketing capabilities. National newsstand distribution services are also provided by an unrelated third party under a multi-year agreement.


Competition
-----------

Publishing is a highly competitive business. The company's magazines, books, and related publishing products and services compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial quality and customer service.
Competition for advertising dollars in magazine operations is primarily based on advertising rates, reader response to advertisers' products and services and effectiveness of sales teams. Better Homes and Gardens and Ladies' Home Journal compete for readers and advertising dollars primarily in the women's service magazine category. Both are part of a group known as the "Seven Sisters," which also includes Family Circle, Good Housekeeping, McCall's, Redbook and Woman's Day magazines, published by other companies. In fiscal 1999, the combined advertising revenue market share of Better Homes and Gardens and Ladies' Home Journal magazines totaled 40 percent. Their share exceeded that of each of the three other publishers included in the Seven Sisters.


BROADCASTING
------------

     Years ended June 30               1999           1998           1997
     ----------------------------------------------------------------------
     (In thousands)

     Broadcasting advertising
       revenues                      $254,277       $229,871       $148,517
                                     ========       ========       ========
     Broadcasting total revenues     $262,091       $240,730       $156,428
                                     ========       ========       ========
     Broadcasting operating profit   $ 72,347       $ 74,532       $ 55,744
                                     ========       ========       ========


Broadcasting represented 25 percent of the company's consolidated revenues and 38 percent of consolidated operating profit before unallocated corporate expenses in fiscal 1999. Broadcasting results include the effects of the acquisitions of WGNX-TV in March 1999; WFSB-TV in September 1997; and KPDX-TV, KFXO-LP and WHNS-TV in July 1997.

   Station,
   Channel,
   Market, Network              DMA        Expiration   Average   Commercial
   Affiliation,     TV Homes    National   Date of FCC  Audience  TV Stations
   Frequency(1)      in DMA     Rank(2)    License      Share(3)  in Market(4)
-----------------   ---------   --------   -----------  --------  ----------
  WGNX-TV, Ch. 46   1,722,000      10        4-1-2005      8.0%      3 VHF
  Atlanta, Ga.                                                       6 UHF
  (CBS) UHF

  KPHO-TV, Ch. 5    1,343,000      17       10-1-2006     11.0%      5 VHF
  Phoenix, Ariz.                                                     4 UHF
  (CBS) VHF

  WOFL-TV, Ch. 35   1,072,000      22        2-1-2005      7.0%      3 VHF
  Orlando/Daytona Beach/Melbourne, Fla.                              4 UHF
  (FOX)  UHF

  KPDX-TV, Ch. 49     994,000      23        2-1-2007      9.3%      4 VHF
  Portland, Ore.                                                     2 UHF
  (FOX)  UHF

  WFSB-TV, Ch. 3      910,000      27        4-1-2007     15.3%      2 VHF
  Hartford/New Haven, Conn.                                          5 UHF
  (CBS)  VHF

  WSMV-TV, Ch. 4      812,000      30        8-1-2005     15.3%      3 VHF
  Nashville, Tenn.                                                   4 UHF
  (NBC)  VHF

  KCTV, Ch. 5         802,000      33        2-1-2006     16.0%      3 VHF
  Kansas City, Mo.                                                   5 UHF
  (CBS)  VHF

  WHNS-TV, Ch. 21     740,000      35       12-1-2004      6.3%      3 VHF
  Greenville, S.C./Spartanburg, S.C./Asheville, N.C.                 3 UHF
  (FOX)  UHF

  KVVU-TV, Ch. 5      497,000      56       10-1-2006      7.8%      4 VHF
  Las Vegas, Nev.                                                    4 UHF
  (FOX)  VHF

  WNEM-TV, Ch. 5      445,000      64       10-1-2005     17.3%      2 VHF
  Flint/Saginaw/Bay City, Mich.                                      2 UHF
  (CBS)  VHF

  WOGX-TV, Ch. 51     103,000     165        2-1-2005      9.5%      3 UHF
  Ocala/Gainesville, Fla.
  (FOX)  UHF

  KFXO-LP, Ch. 39      40,000     200        2-1-2007      8.0%      2 UHF
  Bend, Ore.
  (FOX)  UHF

(1) VHF (very high frequency) stations transmit on channels 2 through 13; UHF(ultra high frequency) stations transmit on channels above 13. Technical factors and area topography determine the market served by a television station.

(2) Designated Market Area (DMA), as defined by A.C. Nielsen Company (Nielsen), is an exclusive geographic area consisting of all counties in which local stations receive a preponderance of total viewing hours. The national rank is the Nielsen 1998-99 DMA ranking based on estimated television households.

(3) Average audience share represents the estimated percentage of households using television tuned to the station. The percentages shown reflect the average Nielsen ratings share for the May 1998, July 1998, November 1998, and February 1999 measurement periods from 9 a.m. to midnight daily.

(4) The number of commercial television stations reported is from BIA's "Investing in Series, 1999 Television Market Report" dated February 1999. The company's station and all other stations reporting revenues are included. Public television stations are not included.


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

All of the company's television stations are network affiliates and as such receive programming and, in some instances, cash compensation from their respective national network. In exchange, much of the advertising time during this programming is sold by the network. In some cases, network compensation is partially offset by payments to the network for certain programming costs such as professional football. Affiliation with a national network has an important influence on a station's revenues. The audience share drawn by a network's programming affects a station's advertising rates. The company's television stations' network contracts are typically for terms of five or more years and historically the company's relations with the networks have been good.

Local news programming is an important source of revenues to television stations, as more than 25 percent of a market's total revenues typically come from news. Over the next two years, the company's stations plan to add about 40 additional hours of news programming per week. This 25 percent increase will be led by Meredith's stations in Atlanta and Las Vegas. In addition, the company's FOX affiliates in Greenville, Portland and Orlando will double the amount of local news they currently provide.

All of the company's television stations have established Web sites on the Internet. In addition to marketing these Web sites locally, the company is planning to aggregate online activity and sell the total reach to national clients. None of these ventures is currently a material source of revenues or operating profit.
                                     - 10 -

Competition
-----------

Meredith television stations compete directly for advertising dollars and programming in each of their markets with other television stations and cable television providers. Other mass media providers such as newspapers, radio and the internet also provide competition for market advertising dollars and for entertainment and news information. Ownership consolidation continues to occur in the television broadcast industry which may increase local market competition for syndicated programming. In addition, the Telecommunication Act of 1996 (1996 Act) is expected to increase competition over the next several years in part due to the ability of new video service providers (e.g. telephone companies) to enter the industry. The company cannot predict the effects of these actions on the future results of the company's broadcasting operations.


Regulation
----------

Television broadcasting operations are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act). Under the Communications Act, the FCC performs many regulatory functions including granting of station licenses and determining regulations and policies which affect the ownership, operation, programming and employment practices of broadcast stations. The FCC must approve all television licenses and therefore compliance with FCC regulations is essential to the operation of this segment. The maximum term of broadcast licenses is eight years. Management is not aware of any reason why its television station licenses would not be renewed by the FCC. The Communications Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. The 1996 Act allows broadcast companies to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 35 percent of U.S. television households. In August 1999, the FCC issued regulations permitting the ownership of two stations in a market under certain circumstances. As of June 30, 1999, the company's household coverage is approximately 7.2 percent (based on the FCC method of calculation which includes 50 percent of the market size for UHF stations owned).

Congressional legislation and FCC rules are subject to change and these groups may adopt regulations that could affect future operations and profitability of the company's broadcasting segment. In April 1997, the FCC announced rules for the implementation of digital television (DTV) service. Under these rules, all broadcasters who, as of April 3, 1997, held a license to operate a full-power television station or a construction permit for such a station will be assigned, for an eight-year transition period, a second channel on which to initially provide separate DTV programming or simulcast its analog programming. Stations must construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. According to these rules, the company's Atlanta broadcast television station was required to begin transmission of digital programming by May 1, 1999. Under previous ownership, the station voluntarily committed to begin DTV transmission by November 1, 1998, along with other top 10 market stations, and subsequently met the accelerated schedule. Four of the company's broadcast television stations (those in Phoenix, Orlando, Portland and Hartford/New Haven) will be required to begin transmission of digital programming by November 1999. Most of the company's remaining stations must follow suit by May 2002. At the end of the transition period, analog television transmissions will cease, and DTV channels may be reassigned. The FCC hopes to complete the full transition to DTV by 2006. The Commission has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary.
The impact of these rulings to the company are uncertain. However, digital conversion is expected to require capital expenditures of approximately $2 million per station beginning in fiscal 1999 to transmit a digital signal and comply with current DTV requirements.

The information given in this section is not intended to be a complete listing of all regulatory provisions currently in effect. The company cannot predict what changes to current legislation will be adopted or determine what impact any changes could have on its television broadcasting operations.


DISCONTINUED OPERATION
----------------------

On October 25, 1996, the company, through its cable venture, Meredith/New Heritage Partnership, sold the venture's 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. to a subsidiary of its minority partner, Continental Cablevision, Inc. (See Note 2 to Consolidated Financial Statements on page F-28 of this Form 10-K for financial and other information related to the discontinued cable operation.)


EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF AUGUST 30, 1999)
------------------------------------------------------------

       Name           Age                    Title                   Since
-------------------   ---   -----------------------------------      -----
William T. Kerr        58   Chairman and Chief Executive Officer     1991
Christopher M. Little  58   President - Publishing Group             1994
John P. Loughlin       42   President - Broadcasting Group           1997
Leo R. Armatis         61   Vice President - Corporate Relations     1995
Stephen M. Lacy        45   Vice President - Chief Financial Officer 1998
John S. Zieser         40   Vice President - General Counsel
                              and Secretary                          1999

Executive officers are elected to one-year terms of office each November. Mr. Kerr is a director of the company. The company has employed all present executive officers except Mr. Lacy and Mr. Zieser for at least five years. Mr. Lacy became vice president-chief financial officer on February 3, 1998. In July 1999, the company announced that Mr. Lacy will become a Publishing Group vice president as part of an executive development plan. The move will take place when a successor is named. Prior to joining Meredith, Mr. Lacy had been, successively, vice president-chief financial officer, executive vice president, and president of Johnson & Higgins/Kirke-Van Orsdel, a company that provides outsourced administrative services for employee benefit plans of Fortune 1000 companies, from 1992 until the time he joined Meredith. Mr. Zieser became vice president-general counsel and secretary on January 18, 1999. Prior to joining Meredith, Mr. Zieser had been group president of First Data Merchant Services Corporation (FDMS), a leading provider of merchant processing and information services at the point of sale and over the Internet. Mr. Zieser joined FDMS in 1993 as legal counsel and was subsequently promoted to associate general counsel prior to his appointment to other senior management positions.

Item 2.  Properties

Meredith Corporation headquarters are located at 1716 and 1615 Locust Street, Des Moines, Iowa. The company owns these buildings and is the sole user. Meredith also owns an office building located at 1912 Grand Avenue in Des Moines. Meredith employees occupy a portion of the facility and approximately one-third of the space in that building is being leased to an outside party.

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

The broadcasting segment operates from offices in the following locations:
Atlanta, Ga.; Phoenix, Ariz.; Orlando, Fla.; Portland, Ore.; Hartford, Conn.; Nashville, Tenn.; Kansas City, Mo.; Greenville, S.C.; Asheville, N.C.; Las Vegas, Nev.; Flint, Mich.; Saginaw, Mich.; Ocala, Fla.; Gainesville, Fla.; and Bend, Ore. All of these properties, except those noted, are owned by the company and are adequate for their intended use. The properties in Asheville, Flint, Gainesville and Bend are leased and are currently adequate for their intended use. The leased properties in Atlanta and Portland do not allow room for expansion of newsroom facilities. Therefore, the company has purchased or plans to purchase land in both the Atlanta and Portland areas and plans to construct new facilities to accommodate growth. Construction has begun on the Portland facility and it is expected to be completed in calendar year 2000. Construction of the Atlanta facility is expected to begin during fiscal year 2000 and be completed in calendar year 2001. Each of the broadcast stations also maintains an owned or leased transmitter site.


Item 3.  Legal Proceedings

There are various legal proceedings pending against the company arising from the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims would not have a material effect on the company's earnings, financial position or liquidity.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of stockholders since the company's last annual meeting held on November 9, 1998.


                                PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The principal market for trading the company's common stock is the New York Stock Exchange (trading symbol MDP). There is no separate public trading market for the company's class B stock, which is convertible share-for-share at any time into common stock. Holders of both classes of stock receive equal dividends per share.

The range of trading prices for the company's common stock and the dividends paid during each quarter of the past two fiscal years are presented below.

                               High           Low      Dividends
                              -------       -------    ---------
      Fiscal 1999
        First Quarter         $48.50        $28.56       $ .070
        Second Quarter         40.00         26.69         .070
        Third Quarter          40.25         30.87         .075
        Fourth Quarter         38.00         30.62         .075

      Fiscal 1998
        First Quarter         $33.62        $26.75       $ .065
        Second Quarter         36.94         29.25         .065
        Third Quarter          44.44         34.62         .070
        Fourth Quarter         46.94         38.37         .070


Stock of the company became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. It is anticipated that comparable dividends will continue to be paid in the future.

On July 30, 1999, there were approximately 1,900 holders of record of the company's common stock and 1,300 holders of record of class B stock.


Item 6.  Selected Financial Data

The information required by this Item is set forth on pages F-2 and F-3 of this Form 10-K and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth on pages F-4 through F-16 of this Form 10-K and is incorporated herein by reference.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is set forth on pages F-16 and F-17 of this Form 10-K and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The information required by this Item is set forth on pages F-17 through F-49 of this Form 10-K and is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 1999, under the caption "Election of Directors" and in Part I of this Form 10-K on page 12 under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 1999, under the captions "Report of the Compensation/Nominating Committee on Executive Compensation" and "Retirement Programs and Employment Agreements" and in the last three paragraphs under the caption "Board Committees" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 1999, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 1999, in the last paragraph under the caption "Board Committees" and is incorporated herein by reference.


                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the company and its subsidiaries are filed as part of this report as set forth on the Index at page F-1.

   (a)  1. Financial Statements:

          Consolidated Statements of Earnings for the years ended
            June 30, 1999, 1998 and 1997
          Consolidated Balance Sheets as of June 30, 1999 and 1998 Consolidated Statements of Stockholders' Equity for the
            years ended June 30, 1999, 1998 and 1997
          Consolidated Statements of Cash Flows for the years ended
            June 30, 1999, 1998 and 1997
          Notes to Consolidated Financial Statements
          Independent Auditors' Report
                                     - 15 -

  (a) 2. Financial Statement Schedule as of or for each of the years ended June 30, 1999, 1998 and 1997:

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

          3.2 The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

          4.1 Note Purchase Agreement dated March 1, 1999 among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the company's Current Report on Form 8-K dated March 1, 1999.

          4.2 Credit Agreement dated December 10, 1998, among Meredith Corporation, and certain banks specified therein, for whom Wachovia Bank, N.A. is acting as Agent, is incorporated herein by reference to Exhibit 2 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1998.

          4.3 Credit Agreement dated July 1, 1997, among Meredith Corporation and a group of banks with Wachovia Bank, N.A. as Agent is incorporated herein by reference to Exhibit 4 to the company's Current Report on Form 8-K dated July 1, 1997.

         10.1 Amendment to the Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors.

         10.2 Agreement dated February 25, 1999, between Meredith Corporation and William T. Kerr regarding conversion of restricted stock award shares into stock equivalents.

         10.3  Meredith Corporation 1972 Management Incentive Plan.

         10.4 Kelly Television Co. Agreement and Plan of Merger among Kelly Television Co., J. S. Kelly L.L.C., G. G. Kelly L.L.C., Robert
               E. Kelly, Meredith Corporation and KCPQ Acquisition Corp. dated as of August 21, 1998, is incorporated herein by reference to exhibit 2.1 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

         10.5 Asset Exchange Agreement dated August 21, 1998, among Tribune Broadcasting Company, WGNX Inc., Meredith Corporation and KCPQ Acquisition Corp., with respect to KCPQ (TV), Seattle, Washington and WGNX (TV), Atlanta, Georgia, is incorporated herein by reference to Exhibit 2.2 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

         10.6 Employment Agreement dated February 2, 1998, between Meredith Corporation and E. T. Meredith III is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

         10.7 Employment agreement dated November 11, 1996, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1996.

         10.8 Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to
               Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

         10.9 Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors, as amended, is incorporated herein by reference to
               Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

        10.10 Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ending December 31, 1993.

        10.11  1992 Meredith Corporation Stock Incentive Plan effective
               August 12, 1992, is incorporated herein by reference to Exhibit 10b to the company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

        10.12 Meredith Corporation 1996 Stock Incentive Plan effective August 14, 1996, is incorporated herein by reference to Exhibit A to the company's Proxy Statement for the Annual Meeting of Shareholders on November 11, 1996.

        10.13  Employment contract by and between Meredith Corporation and Jack
               D. Rehm as of July 1, 1992, is incorporated herein by reference to Exhibit 10c to the company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to
               Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1996.

        10.14 Indemnification Agreement in the form entered into between the company and its officers and directors is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ending December 31, 1988.

        10.15 Severance Agreement in the form entered into between the company and its officers is incorporated herein by reference to Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ending June 30, 1986.

        21     Subsidiaries of the Registrant

        23     Consent of Independent Auditors

        27.1   Financial Data Schedule

        27.2   Restated Financial Data Schedule for June 30, 1998


(b) Reports on Form 8-K

      During the fourth quarter of fiscal 1999, the company filed on May 14, 1999 a Form 8-K/A-1 dated March 1, 1999 to file under Item 7 the financial statements of businesses acquired and pro forma financial information related to the acquisition of WGNX-TV. The acquisition of WGNX-TV was reported on Form 8-K on March 15, 1999 under Item 2.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MEREDITH CORPORATION

                                    /s/ John S. Zieser
                              -------------------------------
                              John S. Zieser, Vice President-
                              General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Stephen M. Lacy                   /s/ William T. Kerr
---------------------------------        --------------------------------
Stephen M. Lacy, Vice President-         William T. Kerr, Chairman of the
Chief Financial Officer (Principal       Board, Chief Executive Officer and
Accounting and Financial Officer)        Director (Principal Executive Officer)

      /s/ E. T. Meredith III                  /s/ Herbert M. Baum
---------------------------------        --------------------------------
       E. T. Meredith III                       Herbert M. Baum,
    Chairman of the Executive                       Director
     Committee and Director

      /s/ Mary Sue Coleman                   /s/ Frederick B. Henry
---------------------------------        --------------------------------
   Mary Sue Coleman, Director             Frederick B. Henry, Director

       /s/ Joel W. Johnson                     /s/ Robert E. Lee
---------------------------------        --------------------------------
    Joel W. Johnson, Director               Robert E. Lee, Director

      /s/ Richard S. Levitt                  /s/ Philip A. Marineau
---------------------------------        --------------------------------
   Richard S. Levitt, Director            Philip A. Marineau, Director

     /s/ Nicholas L. Reding                     /s/ Jack D. Rehm
---------------------------------        --------------------------------
  Nicholas L. Reding, Director               Jack D. Rehm, Director

                         /s/ Barbara Uehling Charlton
                      ----------------------------------
                      Barbara Uehling Charlton, Director


Each of the above signatures is affixed as of September 17, 1999.

            Index to Consolidated Financial Statements, Financial
                 Schedules and Other Financial Information





                                                                     Page
                                                                     ----

Selected Financial Data                                              F- 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                F- 4

Quantitative and Qualitative Disclosures about Market Risk           F-16

Consolidated Financial Statements:
  Balance Sheets                                                     F-17
  Statements of Earnings                                             F-19
  Statements of Cash Flows                                           F-20
  Statements of Stockholders' Equity                                 F-21
  Notes (including supplementary financial information)              F-24

Independent Auditors' Report                                         F-48
Report of Management                                                 F-49



Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts                    F-50

Selected Financial Data
Meredith Corporation and Subsidiaries



Years Ended June 30                1999       1998     1997     1996     1995
-------------------------------------------------------------------------------
(In thousands except per share)

Results of operations:
 Total revenues.............. $1,036,122 $1,009,927 $855,218 $867,137 $829,401
                              ========== ========== ======== ======== ========
 Earnings from continuing
  operations................. $   89,657 $   79,858 $ 67,592 $ 54,657 $ 44,198

 Discontinued operation......         --         --   27,693     (717)  (4,353)
 Cumulative effect of change
  in accounting principle....         --         --       --      --   (46,160)
                              ---------- ---------- -------- -------- --------
 Net earnings (loss)......... $   89,657 $   79,858 $ 95,285  $53,940 $ (6,315)
                              ========== ========== ======== ======== ========

Basic earnings per share:
 Earnings from continuing
  operations................. $     1.72 $     1.51  $  1.26  $  1.00 $   0.81
 Discontinued operation......         --         --     0.52    (0.02)   (0.07)
 Cumulative effect of change
  in accounting principle....         --         --       --       --    (0.86)
                              ---------- ---------- -------- -------- --------
 Net earnings(loss) per share $     1.72 $     1.51  $  1.78  $  0.98 $  (0.12)
                              ========== ========== ======== ======== ========
Diluted earnings per share:
 Earnings from continuing
  operations................. $     1.67 $     1.46 $   1.22 $   0.97 $   0.79
 Discontinued operation......         --         --     0.50    (0.01)   (0.07)
 Cumulative effect of change
  in accounting principle....         --         --       --       --    (0.83)
                              ---------- ---------- -------- -------- --------
 Net earnings(loss) per share $     1.67 $     1.46 $   1.72 $   0.96 $  (0.11)
                              ========== ========== ======== ======== ========
 Dividends paid per share.... $     0.29 $     0.27 $   0.24 $   0.21 $   0.19
                              ========== ========== ======== ======== ========

Financial position at June 30:
 Total assets................ $1,423,396 $1,065,989 $760,433 $733,692 $743,796
                              ========== ========== ======== ======== ========

 Long-term obligations....... $  564,573 $  244,607 $ 17,032 $ 71,482 $102,259
                              ========== ========== ======== ======== ========
General:

     Prior years are reclassified to conform with the current-year presentation.

     Significant acquisitions occurred in March 1999 with the acquisition of WGNX-TV; in September 1997 with the acquisition of WFSB-TV; in July 1997 with the purchase of KPDX-TV, WHNS-TV and KFXO-LP; and in January 1995 with the purchase of WSMV-TV.

     Per-share amounts have been adjusted to reflect two-for-one stock splits in March 1997 and March 1995.

     Long-term obligations include the current and long-term amounts of broadcast rights payable and company debt associated with continuing operations.


Earnings from continuing operations:

     Fiscal 1999 included a gain of $1.4 million, or 3 cents per diluted share, from the sale of the real estate operations.

     Fiscal 1996 included a gain of $5.9 million, or 6 cents per diluted share, from the sale of three book clubs.

     Fiscal 1995 included interest income of $8.6 million, or 8 cents per diluted share, from the IRS for the settlement of the company's 1986 through 1990 tax years.


Discontinued operations:

     The cable segment was classified as a discontinued operation effective September 30, 1995. Fiscal 1997 included a post-tax gain of $27.7 million,
     or 50 cents per diluted share, from the disposition of the company's remaining interest in cable television.

     Fiscal 1996 reflected cable net losses through the measurement date of September 30, 1995.

     Fiscal 1995 included a post-tax gain of $1.1 million, or 2 cents per diluted share, from the disposition of a cable property.


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

This section and other areas of this annual report contain, and management's public commentary from time to time may contain, certain forward-looking statements that are subject to risks and uncertainties. The words "expect," "anticipate," "believe," "likely," "will," and similar expressions generally identify forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the company's operations. Readers are cautioned not to place undue reliance on such forward-looking information as actual results may differ materially from those currently anticipated. Factors that could adversely affect future results include, but are not limited to: downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss of one or more major clients; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage, printing or syndicated programming costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution such as the internet or e-commerce; potential adverse effects of unresolved Year 2000 issues; changes in government regulations affecting the company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions.



                            Significant Events

Fiscal 1999
-----------

On March 1, 1999, the company acquired the net assets of WGNX-TV, the CBS affiliate serving the Atlanta market. As part of the transaction, Meredith purchased the assets of KCPQ-TV, a FOX affiliate serving the Seattle market, for $380 million from Kelly Television Company. The assets of KCPQ-TV were then transferred to Tribune Company in exchange for the assets of WGNX-TV and $10 million. As a result, the net cost of WGNX-TV was approximately $370 million.

Effective July 1, 1998, Meredith sold the net assets of the Better Homes and Gardens Real Estate Service to GMAC Home Services, Inc. The sale resulted in a net gain of $1.4 million, or 3 cents per share. In a separate transaction, Meredith and GMAC Home Services entered into a licensing agreement that authorizes GMAC Home Services to use the Better Homes and Gardens trademark in connection with residential real estate marketing for a period not to exceed 10 years. GMAC Home Services will pay Meredith an annual license fee for the use of the trademark.

Fiscal 1998
-----------

On July 1, 1997, Meredith purchased the net assets of three television stations affiliated with the FOX television network from First Media Television, L.P. (First Media) for $216 million. Those stations are: KPDX-TV (Portland, Ore.); KFXO-LP (Bend, Ore. - a low-power station); and WHNS-TV (Greenville, S.C./Spartanburg, S.C./Asheville, N.C.). On September 4, 1997, Meredith acquired and then exchanged the net assets of the fourth First Media station, WCPX-TV in Orlando, for WFSB-TV, a CBS network-affiliated television station serving the Hartford/New Haven, Conn. market. WFSB-TV was acquired from Post-Newsweek Stations, Inc., through an exchange of assets plus a $60 million cash payment to Meredith. The result was a net cost to the company of $159 million for WFSB-TV.

Fiscal 1997
-----------

In October 1996, the company sold its ownership interests in cable television systems. The Meredith/New Heritage Partnership, of which the company indirectly owned 96 percent, sold its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P., to a subsidiary of Continental Cablevision, Inc. The total value of the systems was $262.5 million. Meredith Corporation received $116 million in cash (after payment of debt and taxes) and recorded a net gain of $27.7 million, or 50 cents per share. The cable segment was classified as discontinued on September 30, 1995.



                             Results of Operations


  Years ended June 30            1999    Change    1998    Change    1997
  ----------------------------------------------------------------------------
  (In millions except per share)

  Total revenues.............  $1,036.1    3 %   $1,009.9   18 %   $ 855.2
                               ========          ========          =======

  Income from operations.....  $  171.1   12 %   $  152.5   33 %   $ 114.7
                               ========          ========          =======
  Earnings before
    nonrecurring items.......  $   88.2   10 %   $   79.9   18 %   $  67.6
                               ========          ========          =======
  Earnings from
    continuing operations....  $   89.7   12 %   $   79.9   18 %   $  67.6
                               ========          ========          =======

  Net earnings...............  $   89.7   12 %   $   79.9  (16)%   $  95.3
                               ========          ========          =======

 Diluted earnings per share:

  Earnings before
    nonrecurring items.......  $   1.64   12 %   $   1.46   20 %   $  1.22
                               ========          ========          =======

  Earnings from
    continuing operations....  $   1.67   14 %   $   1.46   20 %   $  1.22
                               ========          ========          =======

  Net earnings...............  $   1.67   14 %   $   1.46  (15)%   $  1.72
                               ========          ========          =======

Fiscal 1999 compared to 1998 - Net earnings of $89.7 million, or $1.67 per share, were recorded in fiscal 1999 compared to net earnings of $79.9 million, or $1.46 per share, in fiscal 1998. Fiscal 1999 net earnings included a post-tax gain of $1.4 million, or 3 cents per share, from the disposition of the Better Homes and Gardens Real Estate Service.

Excluding that gain, earnings per share increased 12 percent on the strength of record operating profit from the publishing segment. Increased interest expense resulting from debt incurred to finance the acquisition of WGNX-Atlanta partially offset the operating improvement. Overall, management estimates that the acquisition of WGNX-Atlanta diluted earnings per share by 8 cents per share in fiscal 1999. This estimate includes the after-tax effects of the station's operating profit after amortization of acquired intangibles and interest expense on debt incurred to finance the acquisition. Management had previously estimated fiscal 2000 dilution to be in the mid-teens on a per share basis. Based on a two-month delay in closing the acquisition and accelerated spending on news expansion, fiscal 2000 dilution could be higher than previously estimated.

Fiscal 1999 revenues increased 3 percent, reflecting the acquisition of WGNX-Atlanta and growth of ongoing operations. Adjusting for the impacts of the real estate sale, the WGNX-Atlanta acquisition, the closing of Country America magazine and the fiscal 1998 first quarter acquisition of WFSB-Hartford/New Haven, revenues increased 4 percent. Increased advertising, circulation and integrated marketing revenues were the primary factors in the growth.

Operating costs and expenses increased approximately 1 percent as a result of the acquisition of WGNX-Atlanta, a full year of operating costs and expenses at WFSB-Hartford/New Haven, the write-down of certain broadcast rights to net realizable value, growth in the amount of integrated marketing business, and increased investment in television programming and news expense. These increased expenses were partially offset by the absence of costs from the real estate operation, lower magazine production costs and lower average paper prices. Compensation costs increased as a result of the television station acquisitions, expanded local news programming at three television stations and normal merit increases. Depreciation and amortization increased in total and as a percentage of revenues primarily from the acquisition of WGNX-Atlanta.
The operating profit margin rose from 15.1 percent of revenues in fiscal 1998 to 16.5 percent in fiscal 1999.

Net interest expense increased to $21.3 million in fiscal 1999 versus expense of $13.4 million in the prior year, primarily from debt incurred to finance the acquisition of WGNX-Atlanta.

The company's effective tax rate was 41.1 percent in fiscal 1999 compared with
42.6 percent in the prior year. The decline reflected lower effective state tax rates and the diminished impact of nondeductible items because of increased earnings.

The weighted-average number of shares outstanding declined slightly in fiscal 1999 primarily from company share repurchases.

Fiscal 1998 compared to 1997 - Earnings per share from continuing operations increased 20 percent as both the publishing and broadcasting segments reported higher operating profits. Increased interest expense resulting from debt incurred to finance the broadcasting acquisitions partially offset the operating improvements. Net earnings per share declined 15 percent as the prior year included a gain of $27.7 million, or 50 cents per share, from the sale of the discontinued cable operation. The weighted-average diluted number of shares outstanding decreased 2 percent in fiscal 1998.

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

The operating profit margin rose from 13.4 percent of revenues in fiscal 1997 to 15.1 percent in fiscal 1998. The improvement reflected a higher publishing segment margin due to increased advertising revenues and the addition of the four television stations. (The broadcasting segment is the company's highest margin business.) Depreciation and amortization increased in total, and as a percentage of revenues, from the acquisitions of the television stations.

Debt incurred to finance the broadcasting acquisitions resulted in net interest expense of $13.4 million in fiscal 1998 versus net interest income of $3.8 million in fiscal 1997. Overall, management estimates that the broadcasting acquisitions were slightly accretive to earnings per share in fiscal 1998.
This estimate includes the after-tax effects of the stations' operating profits after amortization of intangibles, interest expense on debt and estimated interest income forgone from cash available for investment.

The company's effective tax rate was 42.6 percent in fiscal 1998 compared with
42.9 percent in fiscal 1997.

Publishing
----------

The publishing segment includes magazine and book publishing, brand licensing, integrated marketing and other related operations.

  Years ended June 30             1999   Change     1998   Change    1997
  ----------------------------------------------------------------------------
  (In millions)
  Revenues
  ---------
  Advertising..................  $359.1    3 %     $350.2   13 %    $311.2
  Circulation..................   273.6    1 %      271.0    5 %     257.2
  Other........................   141.3   (5)%      148.0   14 %     130.4
                                 ------            ------           ------
  Total revenues...............  $774.0    1 %     $769.2   10 %    $698.8
                                 ======            ======           ======
  Operating profit.............  $119.6   18 %     $101.1   22 %    $ 82.8
                                 ======            ======           ======

Fiscal 1999 compared to 1998 - Publishing revenue growth was affected by the sale of the real estate operations, effective July 1, 1998, and the mid-year closing of Country America magazine. Excluding the impact of those items, revenues increased 5 percent compared to the prior year. Magazine advertising revenues grew 3 percent reflecting additional advertising pages and higher average revenues per page at most titles. Advertising categories reporting strong growth in fiscal 1999 included pharmaceutical, travel and household furnishings and appliances.

The company's largest circulation title, Better Homes and Gardens magazine, reported solid advertising revenue gains, as did Country Home, Traditional Home, Midwest Living, Crayola Kids, Better Homes and Gardens Family Money and MORE magazines. The increases at Country Home, Family Money and MORE magazines reflect additional issues in fiscal 1999 compared to the prior year. This growth in advertising revenue was partially offset by lower advertising revenues at Ladies' Home Journal, Successful Farming and American Park Network resulting from fewer advertising pages.

Traditional Home, Crayola Kids, and Golf for Women magazines increased their rate bases during fiscal 1999. Family Money reduced its rate base effective with the March/April 1999 issue. This reflected the decision by Metropolitan Life Insurance Company to discontinue its program of purchasing customized subscriptions to Family Money. Management is currently reviewing other options for partnerships or affiliations for the magazine. MORE magazine increased its rate base to 500,000 effective with the July/August 1999 issue. Effective with the February 2000 issue Ladies' Home Journal will lower its rate base to 4.1 million.

Circulation revenues increased slightly in fiscal 1999. Excluding the impact of the closing of Country America magazine, circulation revenues increased 3 percent primarily from the rollout of MORE magazine. Other publishing revenues declined as a result of the sale of the real estate operations. Excluding the effect of that sale, other publishing revenues grew 14 percent because of increased sales in the integrated marketing and consumer book businesses.

Publishing operating profit increased 18 percent to a record level in fiscal 1999. The improvement reflected higher magazine advertising revenues, lower production costs and lower average paper prices. Fiscal 1999 results were led by Better Homes and Gardens magazine. Traditional Home, Country Home, Midwest Living and Crayola Kids magazines, as well as Meredith Integrated Marketing, also posted strong operating profit increases. Investment spending for the current year test of Better Homes and Gardens Hometown Cooking magazine was less than the spending in fiscal 1998 for the launch of MORE magazine. In addition, fiscal 1999 results were affected by costs for the closing of Country America magazine and a favorable settlement related to the discontinuation of a direct marketing alliance.

Paper, printing and postage costs account for approximately 40 percent of the publishing segment's operating costs. Total paper expense grew slightly as increased usage more than offset lower average prices. At June 30, 1999, paper prices had declined in the mid-single digits on a percentage basis from a year earlier. Paper prices are driven by overall market conditions and, therefore, are difficult to predict. However, at this time, management anticipates that if prices rise over the next year, the increases will be moderate.

The U.S. Postal Service enacted rate changes in January 1999 that increased mailing costs an average of 4.6 percent for magazine publishers taken as a whole. Meredith's effective increase was less than the average because of the company's efficient mailing processes.

The company's largest magazine printing contract has been renewed and the company has entered into new contracts with several other major printers. These new contracts are expected to result in lower unit costs in fiscal 2000 and beyond.

Fiscal 1998 compared to 1997 - Total revenues increased 10 percent, reflecting increases in all major categories. The growth in magazine advertising revenues reflected additional advertising pages at most titles and higher average revenues per page. Advertising categories reporting strong growth in fiscal 1998 included the endemic home/building and food categories, as well as pharmaceuticals and financial services. The company's two largest circulation titles, Better Homes and Gardens and Ladies' Home Journal magazines, both reported strong advertising revenue gains, as did Country Home, Traditional Home, Successful Farming, Golf for Women and Crayola Kids magazines.
Increased advertising revenues from the Better Homes and Gardens Special Interest Publications, the American Park Network visitor guides and the start-up of Better Homes and Gardens Family Money magazine also contributed. Increased newsstand sales of the Better Homes and Gardens Special Interest Publications and other special and custom issues, and increased subscription revenues led to the increase in magazine circulation revenues. Subscription revenue gains resulted from new titles and higher average prices for several existing titles. Consumer book revenues rose, reflecting increased sales volumes of custom books developed for The Home Depot, books sold under the Ortho agreement and the Better Homes and Gardens annuals. Increased custom publishing revenues, both from higher volumes with existing customers and new business, as well as higher transaction fee revenues from the real estate franchise operations, contributed to the increase in other publishing revenues.

Publishing operating profit increased 22 percent in fiscal 1998. The improvement was largely a result of increased operating profit from higher magazine publishing advertising revenues. Favorable circulation results, due to the aforementioned revenue increases, and an increased contribution from the company's custom publishing activities also were factors. In addition, fiscal

1997 publishing operating profit was reduced by a one-time charge related to a joint publishing venture. Fiscal 1998 operating results included investment spending related to the launch of MORE magazine aimed at women over age 40. MORE was introduced as a bimonthly subscription magazine in the fall of 1998.

Higher sales volumes led to increased operating profit from book publishing. Operating profit from the real estate franchise business also increased due to higher transaction fee revenues. Licensing revenues and operating profit were lower in fiscal 1998 primarily as a result of a one-time favorable audit adjustment to revenues received from the company's garden licensing agreement with Wal-Mart Stores, Inc., in fiscal 1997. The company renewed this agreement for an additional five-year period effective in January 1998.

Paper, printing and postage costs account for approximately 40 percent of the publishing segment's operating costs. Total paper expenses increased nearly 10 percent due to higher average prices and an increase in usage. At June 30, 1998, paper prices were more than 10 percent higher than a year earlier.


Broadcasting
------------

The broadcasting segment includes the operation of network-affiliated television stations and syndicated television program marketing and development.

  Years ended June 30             1999   Change     1998   Change    1997
  ----------------------------------------------------------------------------
  (In millions)

  Revenues
  --------
  Advertising..................  $254.3   11 %     $229.9   55 %    $148.5
  Other........................     7.8  (28)%       10.8   37 %       7.9
                                 ------            ------           ------
  Total revenues...............  $262.1    9 %     $240.7   54 %    $156.4
                                 ======            ======           ======
  Operating profit.............  $ 72.3   (3)%     $ 74.5   34 %    $ 55.7
                                 ======            ======           ======

Fiscal 1999 compared to 1998 - Revenues increased 9 percent in fiscal 1999, including the impact of the March 1999 acquisition of WGNX-Atlanta. Excluding that impact and the effect of the September 1997 acquisition of WFSB-Hartford/New Haven, revenues increased 3 percent. The growth reflected moderate increases in local advertising revenues and the addition of political advertising revenues for the November 1998 elections. These increases were partially offset by the absence of advertising related to the 1998 Winter Olympics at the company's CBS affiliates; lower General Motors advertising, primarily in the fiscal first quarter due to the GM labor dispute; and weak advertising sales nationwide in the fiscal fourth quarter.

Fiscal year revenue changes among the stations were mixed. The strongest gains were at the company's FOX affiliates, KPDX-Portland, KVVU-Las Vegas and WOFL-Orlando. The Las Vegas and Orlando stations benefited from the introduction of local news programming late in fiscal 1998, while the increase at Portland reflected strong ratings growth resulting from investments in programming. Lower advertising revenues were reported at most of the company's CBS affiliates primarily because of the aforementioned Olympic revenues in fiscal 1998. In addition, WHNS-Greenville, S.C./Spartanburg, S.C./Asheville, N.C. reported lower advertising revenues primarily due to weak local economic factors.

Broadcasting operating profit declined to $72.3 million in fiscal 1999 compared to operating profit of $74.5 million in the prior year. The decline was primarily the result of a write-down of approximately $5 million of certain broadcast rights to estimated net realizable value. The write-down was largely related to the weak ratings performance of "The Roseanne Show". Several of the company's stations have programming contracts for the show through September 2000. Excluding this charge, operating profits increased slightly, reflecting higher advertising revenues, lower investment spending for television program development and the addition of WGNX-Atlanta. However, investments in programming for the television stations, including local news expansion, and sales, marketing and research activities, affected the profit growth. The company plans to continue expanding the amount of local news produced over the next 18 months by approximately 25 percent.

In April 1999, the company was notified that the FOX Television Network (FOX) planned to change financial arrangements with its affiliates. In June, the company signed an agreement that is slightly more favorable to its FOX-affiliated stations than the original proposal. The new contract took effect in July 1999. The company believes this will not have a material adverse impact on fiscal 2000 financial results.

Fiscal 1998 compared to 1997 - Revenues increased 54 percent in fiscal 1998, principally as a result of the first quarter acquisitions of KPDX-Portland, Ore.; KFXO-Bend, Ore. (a low-power station); WHNS-Greenville, S.C./Spartanburg, S.C./Asheville, N.C.; and WFSB-Hartford/New Haven, Conn. Excluding revenues of the newly acquired stations, the percentage increase in comparable revenues was in the mid-single digits despite an approximate $4 million decline in political advertising revenues due to the off year. On a comparable basis, the percentage increase in local/regional advertising revenues was in the mid-teens due to strong demand and higher spot rates. Most stations reported double-digit percentage advertising revenue growth. National advertising revenues increased slightly on a comparable basis, reflecting only modest growth or declines in all markets except KPHO-Phoenix. WOFL-Orlando and WSMV-Nashville registered the largest declines in national revenues. The decline at WSMV-Nashville primarily resulted from incremental revenues in fiscal 1997 related to the NBC network's coverage of the 1996 Summer Olympic Games. WOFL-Orlando was affected by declines in telecommunications, theme park and automotive advertising in the Orlando market.

Including the newly acquired stations, operating profit increased 34 percent from fiscal 1997. The operating profit margin declined from 36 percent to 31 percent, primarily due to increased amortization of intangibles resulting from the acquisitions. On a comparable basis, the percentage increase in operating profit was in the mid-single digits and profit margins improved slightly compared to fiscal 1997. Four of the seven comparable stations reported higher operating profits. WOFL-Orlando reported the most significant decline in operating profit, primarily from lower advertising revenues. Costs related to the start of local news programming on March 1, 1998, also contributed. Local news programming was also introduced at WOGX-Ocala/Gainesville on that date and at KVVU-Las Vegas, beginning June 1, 1998.

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



                        Liquidity and Capital Resources



  Years ended June 30             1999   Change     1998   Change    1997
  ----------------------------------------------------------------------------
  (In millions)
  Earnings from
    continuing operations....   $  89.7   12 %    $  79.9   18 %    $  67.6
                                =======           =======           =======

  Cash flows from operations.   $ 134.7    7 %    $ 125.6   28 %    $  98.4
                                =======           =======           =======

  Cash flows from investing..   $(386.5)  (4)%    $(372.7)  nm      $  45.7
                                =======           =======           =======

  Cash flows from financing..   $ 257.9   45 %    $ 177.5   nm      $ (83.5)
                                =======           =======           =======

  Net cash flows.............   $   6.1   nm      $ (69.5)  nm      $  60.7
                                =======           =======           =======

  EBITDA.....................   $ 215.2   14 %    $ 189.3   38 %    $ 137.7
                                =======           =======           =======
  nm - not meaningful


Cash and cash equivalents increased by $6.1 million in fiscal 1999 compared to a decrease of $69.5 million in the prior year. The change reflected a higher level of debt funding for the television station acquisition in the current year compared to the debt financing of acquisitions in the prior year. Cash provided by operating activities increased because of higher operating cash flows (earnings plus depreciation and amortization), including the addition of cash flows from the Atlanta television station. Also contributing to the increase were changes in working capital items that resulted primarily from the prior-year television station acquisitions. These increases in cash provided by operations were partially offset by changes in deferred income taxes, reflecting a tax-basis market-value adjustment related to accounts receivable in the prior-year period.

The acquisition of WGNX-Atlanta resulted in substantial increases in certain balance sheet items including: accounts receivable; broadcast rights; property, plant and equipment; goodwill and other intangibles; and broadcast rights payable.

EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. Fiscal 1999 EBITDA increased 14 percent from fiscal 1998. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At June 30, 1999, long-term debt outstanding totaled $530 million. This debt has been incurred over the last two fiscal years in connection with the acquisitions of five television stations. The company has two variable-rate bank credit facilities with total outstanding debt of $330 million at June 30, 1999. Interest rates are based on applicable margins plus, at the company's option, either LIBOR or the higher of the overnight federal funds rate plus 0.5 percent or the bank's prime rate. In addition, at June 30, 1999, the company has $200 million outstanding of fixed-rate unsecured senior notes issued to five insurance companies. Interest rates on the notes range from 6.51 percent to 6.65 percent. Principal payments on the debt due in succeeding fiscal years are:

                          Years ended June 30
                          -------------------
                          (In millions)
                          2000............   $ 45.0
                          2001............     50.0
                          2002............     35.0
                          2003............    100.0
                          2004............    100.0
                          Later years.....    200.0
                                             ------
                          Total...........   $530.0
                                             ======

Funds for payments of interest and principal on the debt are expected to be provided by cash generated by future operating activities. The weighted-average interest rate on debt outstanding at June 30, 1999, was approximately
6.5 percent. These debt agreements include certain financial covenants related to debt levels and coverage ratios. As of June 30, 1999, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three-month LIBOR. These contracts effectively fix the base interest rate on a substantial portion of the variable-rate credit facilities, although the applicable margins vary based on the company's debt-to-EBITDA ratio. The notional amount covered by the contracts was $273 million at June 30, 1999. The swap contracts expire on June 28, 2002, and the notional amount varies over the terms of the contracts. The company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Management does not expect any counterparties to fail to meet their obligations, given their strong creditworthiness.
                                      F-13

At June 30, 1999, Meredith had available credit totaling $160 million, including $150 million under a revolving credit facility. Any amounts borrowed under this agreement are due and payable on May 31, 2002.

In fiscal 1999, the company spent $43.9 million to repurchase an aggregate of approximately 1.1 million shares of Meredith Corporation common stock at then current market prices. This compares with fiscal 1998 spending of $31.2 million for the repurchase of approximately 900,000 shares. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions.

In fiscal 1998, the company entered into a put option agreement to repurchase up to 598,000 common shares at market prices, subject to certain restrictions and discounts. In July 1998, 270,000 shares were repurchased under this agreement. The agreement expired in February 1999 with no further activity. Meredith entered into similar put option agreements effective August 1, 1998, to repurchase up to 1.6 million common shares over the following 24 months. As of June 30, 1999, 77,000 shares had been repurchased under these agreements. These put option agreements were entered into in order to provide an orderly process for the planned liquidation of blocks of Meredith stock by certain trusts of the Bohen family, nonaffiliate descendants of the company's founder.

As of June 30, 1999, approximately 1.9 million shares could be repurchased under existing authorizations by the board of directors. The status of this program is reviewed at each quarterly board of directors meeting.

Dividends paid in fiscal 1999 were $15.1 million, or 29 cents per share, compared with $14.3 million, or 27 cents per share, in fiscal 1998. On February 1, 1999, the board of directors increased the quarterly dividend by 7 percent, or one-half cent per share, to 7.5 cents per share effective with the dividend payable on March 15, 1999. On an annual basis, this increase will result in the payment of approximately $1 million in additional dividends, based on the current number of shares outstanding. The board of directors also approved a dividend reinvestment plan, effective May 31, 1999.

Expenditures for property, plant and equipment were $25.7 million in fiscal 1999 compared to $46.2 million in fiscal 1998. The decrease primarily reflected the completion of a new office building and related improvements in Des Moines in fiscal 1998. Fiscal 1998 spending included $23 million for this project. Significant spending in fiscal 1999 included the purchase of land and initial construction costs for a new broadcasting facility for KPDX-Portland, expenditures for the initial implementation of digital television technology at five stations, and expenditures for broadcast news equipment primarily related to the introduction or expansion of local news programming. The broadcasting segment expects to spend approximately $60 million over the next three fiscal years for the initial transition to digital technology, and for new and remodeled facilities and other costs associated with the introduction, expansion or improvement of news programming. This spending includes the completion of the KPDX-Portland facility and the purchase of land and construction of a new broadcasting facility for WGNX-Atlanta. Construction in Atlanta is expected to begin in fiscal 2000 and be completed in calendar year 2001. Also, Meredith has a commitment to spend approximately $13 million over the next two years for replacement aircraft. The company has no other material commitments for capital expenditures. Funds for capital expenditures are expected to be provided by cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for the foreseeable future.


Year 2000
----------

The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information because of the use of only the last two digits to refer to a year. This problem could affect information systems (software and hardware) and other equipment that relies on microprocessors. Management completed a company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that were not Year 2000 compliant were identified and substantially all remediation efforts and testing of systems/equipment were completed by June 30, 1999.

The company also is in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: magazine and book printers, paper suppliers, magazine fulfillment providers, the U. S. Postal Service, television networks, other television programming suppliers, mainframe computer services suppliers, financial institutions and utilities. One area of particular concern is the company's and material third parties' dependence on power and telecommunications services and the limited availability of alternative sources. The company has sought compliance information with respect to vendors and suppliers through the use of surveys, industry groups, peer reviews and vendor Web sites. Management then followed up to obtain more detailed information regarding the Year 2000 efforts of material third parties. Most of these material third parties have been cooperative and are supplying Year 2000 project-related information. The company continues to pursue additional information from material third parties where needed and from those not responding.

Through June 30, 1999, the company has spent approximately $2.7 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $5 million and consist primarily of costs for the remediation of internal systems and broadcasting equipment. Funds for these costs are expected to be provided by the operating cash flows of the company. The majority of the internal system remediation efforts relate to staff costs of on-staff systems engineers and, therefore, are not incremental costs.

Meredith Corporation could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the company and material third parties. A worst-case scenario would result in the short-term inability of the company to produce and distribute magazines or broadcast television programming because of unresolved Year 2000 issues. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the company is devoting the resources needed to address Year 2000 issues in a timely manner. Management has contracted with an outside consultant to monitor the progress of Meredith's Year 2000 efforts and provide update reports to the audit committee of the board of directors at each quarterly meeting. While management expects successful resolution of Year 2000 issues, there can be no guarantee that all Year 2000 issues will be identified and resolved by Meredith, material third parties, on which Meredith relies, will address all Year 2000 issues on a timely basis or that failure to successfully address all issues would not have an adverse effect on Meredith.

Meredith has developed contingency plans in case business interruptions occur. Initial contingency plans were substantially complete at June 30, 1999. Meredith will continue to develop, review, test and revise contingency plans, as more information becomes available.



          Quantitative and Qualitative Disclosures about Market Risk


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


Interest Rate Swap Contracts
----------------------------

The company uses interest rate swap contracts to reduce exposure to interest rate fluctuations on its debt. At June 30, 1999, the company had interest rate swap contracts that effectively converted a substantial portion of its outstanding bank debt from floating interest rates to a fixed interest rate. Since interest rates on the majority of the debt are effectively fixed, changes in interest rates would have little impact on future interest expense related to this debt. Therefore, there is no material earnings or liquidity risk associated with the interest rate swap agreements. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a $2.1 million cost to terminate the swap agreements compared to the current benefit of $1.4 million at June 30, 1999.


Put Option Agreements
---------------------

At June 30, 1999, the company had put option agreements outstanding to repurchase up to 1.5 million common shares. These agreements require the company to buy these shares at market prices subject to certain terms and conditions. The risk to the company of an increase in share price is from a liquidity perspective. Based on the June 30, 1999 closing price, a 10 percent increase in share price would cause the potential repurchase cost for these put options to increase by $5.3 million. This calculation is based on a sudden increase in share price and all outstanding put options exercised at that price.

Broadcast Rights Payable
------------------------

The company enters into contracts for broadcast rights to air on its television stations. These contracts are generally on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. Generally, these rights are sold to the highest bidder in each market and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair market values are determined using discounted cash flows. At June 30, 1999, a 10 percent decrease in interest rates would result in a $1.3 million increase in the fair market value of the available and unavailable broadcast rights payable.



                  Financial Statements and Supplementary Data

Consolidated Balance Sheets
Meredith Corporation and Subsidiaries

Assets                                      June 30        1999           1998
-------------------------------------------------------------------------------
(In thousands)
Current assets:
  Cash and cash equivalents........................  $   11,029     $    4,953

  Accounts receivable
   (net of allowances of $12,010 in 1999
    and $12,119 in 1998)...........................     138,723        138,036

  Inventories......................................      33,511         34,765
  Subscription acquisition costs...................      41,396         47,070
  Broadcast rights.................................      14,644         14,809
  Other current assets.............................      16,872          7,168
                                                     ----------     ----------
Total current assets...............................     256,175        246,801

Property,  plant  and  equipment
  Land.............................................      11,141         11,141
  Buildings and improvements.......................      89,807         86,095
  Machinery and equipment..........................     171,576        156,280
  Leasehold improvements...........................       7,846          7,540
  Construction in progress.........................      13,940          6,432
                                                     ----------     ----------
Total property, plant and equipment................     294,310        267,488
  Less accumulated depreciation....................    (134,554)      (116,407)
                                                     ----------     ----------
Net property, plant and equipment..................     159,756        151,081
                                                     ----------     ----------
Subscription acquisition costs.....................      31,182         36,941
Other assets.......................................      39,478         33,808
Goodwill and other intangibles
 (at original cost less accumulated amortization of
  $120,445 in 1999 and $97,716 in 1998)............     936,805        597,358
                                                     ----------     ----------
Total assets.......................................  $1,423,396     $1,065,989
                                                     ==========     ==========
See accompanying Notes to Consolidated Financial Statements.
                                      F-17

Liabilities and Stockholders' Equity        June 30        1999           1998
-------------------------------------------------------------------------------
(In thousands except share data)
Current liabilities:
  Current portion of long-term debt................  $   45,000     $   40,000
  Current portion of long-term broadcast
    rights payable.................................      21,123         18,934
  Accounts payable.................................      55,018         63,171
  Accruals:
    Compensation and benefits......................      34,596         31,730
    Distribution expenses..........................      17,429         17,517
    Other taxes and expenses.......................      35,204         33,528
                                                     ----------     ----------
Total accruals.....................................      87,229         82,775

Unearned subscription revenues.....................     135,745        141,989
                                                     ----------     ----------
Total current liabilities..........................     344,115        346,869

Long-term debt.....................................     485,000        175,000
Unearned subscription revenues.....................      90,276         95,603
Deferred income taxes..............................      33,578         20,822
Other noncurrent liabilities.......................      57,122         49,682
                                                     ----------     ----------
Total liabilities..................................   1,010,091        687,976
                                                     ----------     ----------
Temporary equity:  Put option agreements
Common stock, outstanding, 1,535,140 shares in 1999
 and 597,878 shares in 1998........................      53,147         28,063
                                                     ----------     ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
   Authorized 5,000,000 shares; none issued........          --             --
Common stock, par value $1 per share
   Authorized 80,000,000 shares; issued and
   outstanding 39,220,509 shares in 1999
   (excluding 27,362,776 shares held in treasury)
   and 40,996,510 shares in 1998 (excluding
   26,274,767 shares held in treasury).............      39,220         40,996
Class B stock, par value $1 per share,
 convertible to common stock
   Authorized 15,000,000 shares; issued and
   outstanding 11,063,708 shares in 1999 and
   11,279,881 shares in 1998.......................      11,064         11,280
Retained earnings..................................     312,553        301,201
Accumulated other comprehensive loss...............        (625)        (1,177)
Unearned compensation..............................      (2,054)        (2,350)
                                                     ----------     ----------
Total stockholders' equity.........................     360,158        349,950
                                                     ----------     ----------
Total liabilities and stockholders' equity.........  $1,423,396     $1,065,989
                                                     ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
Meredith Corporation and Subsidiaries

Years ended June 30                        1999        1998        1997
--------------------------------------------------------------------------
(In thousands except per share)
Revenues:
  Advertising........................  $  613,400  $  580,029  $  459,678
  Circulation........................     273,621     271,004     257,222
  All other..........................     149,101     158,894     138,318
                                       ----------  ----------  ----------
Total revenues.......................   1,036,122   1,009,927     855,218
                                       ----------  ----------  ----------
Operating costs and expenses:
  Production, distribution and edit..     427,556     408,560     339,895
  Selling, general & administrative..     393,396     412,026     377,655
  Depreciation and amortization......      44,083      36,840      22,997
                                       ----------  ----------  ----------
Total operating costs and expenses...     865,035     857,426     740,547
                                       ----------  ----------  ----------
Income from operations...............     171,087     152,501     114,671

Gain from disposition................       2,375          --          --
Interest income......................         710       1,278       5,010
Interest expense.....................     (21,997)    (14,665)     (1,254)
                                       ----------  ----------  ----------
Earnings from continuing operations
  before income taxes................     152,175     139,114     118,427
Income taxes.........................      62,518      59,256      50,835
                                       ----------  ----------  ----------
Earnings from continuing operations..      89,657      79,858      67,592

Discontinued operation:
  Gain from disposition..............          --          --      27,693
                                       ----------  ----------  ----------
Net earnings.........................  $   89,657  $   79,858  $   95,285
                                       ==========  ==========  ==========
Basic earnings per share:
Earnings from continuing operations..  $     1.72  $     1.51  $     1.26
Discontinued operation...............          --          --        0.52
                                       ----------  ----------  ----------
Net earnings per share...............  $     1.72  $     1.51  $     1.78
                                       ==========  ==========  ==========
Basic average shares outstanding.....      52,188      52,945      53,566
                                       ==========  ==========  ==========
Diluted earnings per share:
Earnings from continuing operations..  $     1.67  $     1.46  $     1.22
Discontinued operation...............          --          --        0.50
                                       ----------  ----------  ----------
Net earnings per share...............  $     1.67  $     1.46  $     1.72
                                       ==========  ==========  ==========
Diluted average shares outstanding...      53,761      54,603      55,522
                                       ==========  ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Meredith Corporation and Subsidiaries

Years ended June 30                                  1999      1998      1997
-------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
  Net earnings................................... $ 89,657  $ 79,858  $ 95,285

Adjustments to reconcile net earnings to
net cash provided by operating activities:
  Depreciation and amortization..................   44,083    36,840    22,997
  Amortization of broadcast rights...............   38,529    27,677    17,388
  Payments for broadcast rights..................  (33,601)  (28,269)  (18,184)
  Gain from disposition, net of taxes............   (1,425)       --        --
  Gain from discontinued operation...............       --        --   (27,693)
  Changes in assets and liabilities:
    Accounts receivable..........................      387   (44,641)     (518)
    Inventories..................................      900    (4,492)      912
    Supplies and prepayments.....................     (743)    2,972    (1,360)
    Subscription acquisition costs...............   11,433     8,136     3,485
    Accounts payable.............................   (7,273)   14,865     6,221
    Accruals.....................................    5,143    16,797    (6,073)
    Unearned subscription revenues...............  (11,571)   (3,393)    2,773
    Deferred income taxes........................    2,179    11,269    (1,871)
    Other noncurrent liabilities.................   (3,022)    7,960     5,087
                                                  --------  --------  --------
Net cash provided by operating activities........  134,676   125,579    98,449
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of marketable securities.............       --        --   (50,557)
  Redemptions of marketable securities...........       --    50,371        --
  Proceeds from dispositions.....................    9,922        --   123,275
  Acquisitions of businesses..................... (372,186) (375,000)       --
  Additions to property, plant, and equipment....  (25,691)  (46,181)  (23,299)
  Changes in investments and other...............    1,426    (1,858)   (3,678)
                                                  --------  --------  --------
Net cash (used) provided by investing activities. (386,529) (372,668)   45,741
                                                  --------  --------  --------
Cash flows from financing activities:
  Long-term debt incurred........................  400,000   270,000        --
  Repayment of long-term debt....................  (85,000)  (55,000)  (50,000)
  Debt acquisition costs.........................   (1,342)     (195)       --
  Proceeds from common stock issued..............    2,560     8,386     6,142
  Purchases of company stock.....................  (43,852)  (31,194)  (29,268)
  Dividends paid.................................  (15,129)  (14,286)  (12,839)
  Other..........................................      692      (167)    2,472
                                                  --------  --------  --------
Net cash provided (used) by financing activities.  257,929   177,544   (83,493)
                                                  --------  --------  --------
Net increase (decrease) in cash and
 cash equivalents................................    6,076   (69,545)   60,697
Cash and cash equivalents at beginning of year...    4,953    74,498    13,801
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 11,029  $  4,953  $ 74,498
                                                  ========  ========  ========

Supplemental disclosures of cash flow information:
Cash paid
  Interest....................................... $ 15,394  $ 15,301  $  1,818
                                                  ========  ========  ========
  Income taxes................................... $ 58,341  $ 28,339  $ 66,105
                                                  ========  ========  ========
Noncash transactions
  Broadcast rights financed by contracts payable. $ 36,171  $ 14,778  $ 13,734
                                                  ========  ========  ========
  Tax benefit related to stock options........... $  1,577  $  8,275  $  3,574
                                                  ========  ========  ========
See accompanying Notes to Consolidated Financial Statements.


Consolidated Statements of Stockholders' Equity
Meredith Corporation and Subsidiaries
                                                     Accum
                                   Add'l             Other     Unearned
                  Common  Class B Paid-in Retained   Comp.     Compensa-
(In thousands)     Stock   Stock  Capital Earnings  Inc(Loss)   tion     Total
-------------------------------------------------------------------------------
Balance at
 June 30, 1996   $20,380  $6,569      --  $236,903   $( 48)  $(2,288) $261,516
-------------------------------------------------------------------------------
Comprehensive income:
  Net earnings        --      --      --    95,285      --        --    95,285
  Other comprehen-
  sive loss, net      --      --      --        --    (233)       --      (233)
                                                                        ------
Total comp income                                                       95,052

Stock issued under
  various incentive
  plans, net of
  forfeitures        596      --   7,066        --      --    (1,527)    6,135
Purchases of
  company stock   (1,237)     -- (11,874)  (16,157)     --        --   (29,268)
Conversion of
  class B to
  common stock       803    (803)     --        --      --        --        --
Two-for-one stock
  split in March
  1997            20,380   6,569      --   (26,949)     --        --        --
Dividends paid,
  24 cents per
  share
    Common stock      --      --      --    (9,784)     --        --    (9,784)
    Class B stock     --      --      --    (3,055)     --        --    (3,055)
Restricted stock
  amortized to
  operations          --      --     674        --      --     1,245     1,919
Tax benefit from
  incentive plans     --      --   3,574        --      --        --     3,574
Other                 --      --     560        --      --        --       560
-------------------------------------------------------------------------------
Balance at
 June 30, 1997   $40,922 $12,335      --  $276,243   $(281)  $(2,570) $326,649
-------------------------------------------------------------------------------
                                      F-21

Meredith Corporation and Subsidiaries

                                                     Accum
                                   Add'l             Other     Unearned
                  Common  Class B Paid-in Retained   Comp.     Compensa-
(In thousands)     Stock   Stock  Capital Earnings  Inc(Loss)   tion     Total
-------------------------------------------------------------------------------
Balance at
 June 30, 1997   $40,922 $12,335      --  $276,243   $(281)  $(2,570) $326,649
-------------------------------------------------------------------------------
Comprehensive income:
  Net earnings        --      --      --    79,858      --        --    79,858
  Other comprehen-
  sive loss, net      --      --      --        --    (896)       --      (896)
                                                                        ------
Total comp income                                                       78,962

Stock issued under
  various incentive
  plans, net of
  forfeitures        516      --   8,615        --      --      (745)    8,386
Purchases of
  company stock     (899)     -- (17,146)  (13,149)     --        --   (31,194)
Reclassification
  of put option
  agreement         (598)     --      --   (27,465)     --        --   (28,063)
Conversion of
  class B to
  common stock     1,055  (1,055)     --        --      --        --        --
Dividends paid,
  27 cents per
  share
    Common stock      --      --      --   (11,126)     --        --   (11,126)
    Class B stock     --      --      --    (3,160)     --        --    (3,160)
Restricted stock
  amortized to
  operations          --      --     256        --      --       965     1,221
Tax benefit from
  incentive plans     --      --   8,275        --      --        --     8,275
-------------------------------------------------------------------------------
Balance at
 June 30, 1998   $40,996 $11,280      --  $301,201 $(1,177)  $(2,350) $349,950
-------------------------------------------------------------------------------

Meredith Corporation and Subsidiaries

                                                     Accum
                                   Add'l             Other     Unearned
                  Common  Class B Paid-in Retained   Comp.     Compensa-
(In thousands)     Stock   Stock  Capital Earnings  Inc(Loss)   tion     Total
-------------------------------------------------------------------------------
Balance at
 June 30, 1998   $40,996 $11,280      --  $301,201 $(1,177)  $(2,350) $349,950
-------------------------------------------------------------------------------
Comprehensive income:
  Net earnings        --      --      --    89,657      --        --    89,657
  Other comprehen-
  sive income, net    --      --      --        --     552        --       552
                                                                        ------
Total comp income                                                       90,209

Stock issued under
  various incentive
  plans, net of
  forfeitures         66      --   2,125        --      --      (664)    1,527
Purchases of
  company stock   (1,115)     (6) (3,702)  (39,029)     --        --   (43,852)
Reclassification
  of put option
  agreement         (937)     --      --   (24,147)     --        --   (25,084)
Conversion of
  class B to
  common stock       210    (210)     --        --      --        --        --
Dividends paid,
  29 cents per
  share
    Common stock      --      --      --   (11,893)     --        --   (11,893)
    Class B stock     --      --      --    (3,236)     --        --    (3,236)
Restricted stock
  amortized to
  operations          --      --      --        --      --       960       960
Tax benefit from
  incentive plans     --      --   1,577        --      --        --     1,577
-------------------------------------------------------------------------------
Balance at
 June 30, 1999   $39,220 $11,064      --  $312,553 $  (625)  $(2,054) $360,158
-------------------------------------------------------------------------------



See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meredith Corporation and Subsidiaries



1. Organization and Summary of Significant Accounting Policies

a. Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. The company's principal businesses are magazine publishing and television broadcasting. Operating profits of the publishing and broadcasting segments were 62 percent and 38 percent, respectively, of total operating profit before unallocated corporate expense in fiscal 1999. Magazine operations accounted for approximately 90 percent of the revenues and operating profit of the publishing segment, which also includes book publishing, brand licensing, residential real estate franchising, integrated marketing and other related operations. The residential real estate operations were sold in July 1998. Better Homes and Gardens is the most significant trademark to the publishing segment and is used extensively in its operations. The company's television broadcasting operations include 12 network-affiliated television stations. Meredith's operations are diversified geographically within the United States, and the company has a broad customer base.

Advertising and magazine circulation revenues accounted for 59 percent and 26 percent, respectively, of the company's revenues in fiscal 1999. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for the company's products. National and local economic conditions largely affect the overall industry levels of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.


b. Principles of consolidation

The consolidated financial statements include the accounts of Meredith Corporation and its majority-owned subsidiaries. On March 1, 1999, the net assets of WGNX-TV, a CBS affiliate serving the Atlanta market, were acquired. Its results of operations are included in the company's fiscal 1999 financial statements from the acquisition date. There are no significant intercompany transactions.


c. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.


d. Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost which approximates fair value.
                                      F-24

e. Marketable securities

No marketable securities were owned at any time during fiscal 1999 or at June 30, 1998. Marketable securities at June 30, 1997, were classified as available-for-sale and consisted of short-term debt securities issued by the U.S. Treasury. Proceeds from sales and maturities of securities were $50.4 million during fiscal 1998. Realized gains and losses were not material. The costs used to compute realized gains and losses were determined by specific identification.


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


h. Property, plant and equipment

Property, plant and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: five to 45 years for buildings and improvements, and three to 20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant and equipment was $21.4 million in fiscal 1999 ($17.8 million in fiscal 1998 and $12.4 million in fiscal 1997).


i. Broadcast rights

Broadcast rights and the liabilities for future payments are reflected in the consolidated financial statements when programs become available for broadcast. These rights are valued at the lower of cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Amortization of these rights is included in production, distribution and editorial expenses. Any reduction in unamortized costs to net realizable value is included in amortization of broadcast rights in the accompanying Consolidated Financial Statements. Fiscal 1999 results include expense of approximately $5 million for such reductions in unamortized costs. These expenses were not material in fiscal 1998 or 1997.


j. Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of net tangible assets acquired in the purchases of businesses. The values of identifiable intangibles have been determined by independent appraisals. The unamortized portion of intangible assets primarily consisted of television Federal Communications Commission (FCC) licenses ($440.4 million and $263.8 million at June 30, 1999 and 1998), goodwill ($270.4 million and $170.1 million at June 30, 1999 and 1998), and television network affiliation agreements ($208.4 million and $143.3 million at June 30, 1999 and
1998). Virtually all of these assets were acquired after October 31, 1970, and are being amortized by the straight-line method over the following periods: 40 years for television FCC licenses; 20 to 40 years for goodwill; and 15 to 40 years for network affiliation agreements. The company evaluates the recoverability of its intangible assets as current events or circumstances warrant to determine whether adjustments are needed to carrying values. Such evaluation may be based on projected income and cash flows on an undiscounted basis from the underlying business or from operations of related businesses. Other economic and market variables also are considered in any evaluation.


k. Derivative financial instruments

All interest rate swap agreements are held for purposes other than trading, and are accounted for by the accrual method. Amounts due to or from counterparties are recorded as adjustments to interest expense in the periods in which they accrue.

The fair market value of put options outstanding is reclassified from stockholders' equity to the temporary equity classification titled, "Put option agreements." Adjustments to the fair market value resulting from changes in the stock price of the company's common shares result in adjustments between equity and temporary equity, with no effect on earnings.


l. Revenues

Advertising revenues are recognized when the advertisements are published or aired. Magazine advertising revenues totaled $359.1 million in fiscal 1999 ($350.2 million in fiscal 1998 and $311.2 million in fiscal 1997). Broadcasting advertising revenues were $254.3 million in fiscal 1999 ($229.9 million in fiscal 1998 and $148.5 million in fiscal 1997). Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers. Revenues from magazines sold on the newsstand and books are recognized at shipment, net of provisions for returns.


m. Advertising expenses

Total advertising expenses included in the Consolidated Statements of Earnings were $76.2 million in fiscal 1999, $74.8 million in fiscal 1998 and $71.8 million in fiscal 1997. The majority of the company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. These costs are expensed as incurred.


n. Stock-based compensation

The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation."


o. Income Taxes

The company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of these temporary differences.


p. Earnings per share

Basic earnings per share (EPS) is computed using the weighted average number of actual common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur from the exercise of common stock options outstanding and the issuance of other stock equivalents. The following table presents the calculations of EPS from continuing operations:


Years ended June 30                         1999        1998        1997
-------------------------------------------------------------------------
(In thousands except per share)

Earnings from continuing operations...... $89,657     $79,858     $67,592
                                          =======     =======     =======
Basic average shares outstanding.........  52,188      52,945      53,566
Dilutive effect of stock options
  and equivalents........................   1,573       1,658       1,956
                                          -------     -------     -------
Diluted average shares outstanding.......  53,761      54,603      55,522
                                          =======     =======     =======
Basic EPS from continuing operations..... $  1.72     $  1.51     $  1.26
                                          =======     =======     =======
Diluted EPS from continuing operations... $  1.67     $  1.46     $  1.22
                                          =======     =======     =======

Antidilutive options excluded from the above calculations totaled 705,000 options at June 30, 1999 (with a weighted average exercise price of $40.11), 5,000 options at June 30, 1998 (with a weighted average exercise price of $42.87) and 517,000 options at June 30, 1997 (with a weighted average exercise price of $27.45).


q. Other

Certain prior-year financial information has been reclassified or restated to conform to the fiscal 1999 financial statement presentation.

The company adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective July 1, 1998. These statements require revised and/or additional disclosures but did not have a material effect on the results of operations or financial position of the company.

2. Discontinued Operation

On October 25, 1996, the Meredith/New Heritage partnership (MNH Partnership), of which the company indirectly owned 96 percent, completed the sale of its 73 percent ownership interest in Meredith/New Heritage Strategic Partners, L.P. (Strategic Partners), to Continental Cablevision of Minnesota Subsidiary Corporation, an affiliate of MNH Partnership's minority partner, Continental Cablevision of Minnesota, Inc. Strategic Partners owned and operated cable television systems with approximately 127,000 subscribers in the Minneapolis/St. Paul area. The total value of the cable television systems was $262.5 million based on estimated future cash flows. Strategic Partners' debt of $84.3 million was retired. Meredith Corporation's share of the proceeds after the debt payment and taxes was $116 million. The company recorded a gain of $27.7 million, or 50 cents per share, from the sale. The gain was net of income tax expense of $8.8 million and deferred operating losses of $0.2 million.

The deferred operating losses represented cable operating results after the measurement date of September 30, 1995. Those financial results included revenues of $52.9 million, income from operations of $5.9 million and a net loss of $0.2 million (including income tax expense of $89,000). Cable operating results in fiscal 1997 included revenues of $13.4 million, income from operations of $1.6 million and a net profit of $0.2 million (including an income tax benefit of $40,000). Interest expense reflected in the results of the discontinued cable operation was specifically attributable to the cable operation and the related debt was nonrecourse to Meredith Corporation.


3. Acquisitions and Dispositions

On March 1, 1999, the company acquired the net assets of WGNX-TV, the CBS affiliate serving the Atlanta market. As part of the transaction, Meredith purchased the assets of KCPQ-TV, a FOX affiliate serving the Seattle market, for $380 million from Kelly Television Company. The assets of KCPQ-TV were then transferred to Tribune Company in exchange for the assets of WGNX-TV and $10 million. As a result, the net cost of WGNX-TV was approximately $370 million.

On July 1, 1997, Meredith purchased the net assets of three television stations affiliated with the FOX television network from First Media Television, L.P. (First Media) for $216 million. Those stations are: KPDX-TV (Portland, Ore.); KFXO-LP (Bend, Ore. - a low-power station); and WHNS-TV (Greenville, S.C./Spartanburg, S.C./Asheville, N.C.).

Meredith had also agreed to acquire WCPX-TV, a CBS network-affiliated television station serving the Orlando, Fla. market, from First Media.
However, the company already owned WOFL-TV, a FOX network-affiliated television station serving the Orlando market. FCC regulations at that time prohibited the ownership of more than one television station in a market. Therefore, Meredith transferred the net assets of WCPX-TV to Post-Newsweek Stations, Inc. (Post-Newsweek), in exchange for the net assets of WFSB-TV, a CBS network-affiliated television station serving the Hartford/New Haven, Conn., market. Post-Newsweek is a wholly owned subsidiary of the Washington Post Company. The acquisition of WCPX-TV and the subsequent exchange for WFSB-TV were completed on September 4, 1997, at a net cost of $159 million.

All of the above acquisitions were accounted for as asset purchases, and accordingly, the operations of the acquired properties have been included in the company's consolidated operating results from their respective acquisition dates. The costs of the acquisitions were allocated on the bases of the estimated fair market values of the assets acquired and liabilities assumed. These purchase price allocations included the following intangibles: FCC licenses of $185.0 million in 1999 and $212.4 million in 1998, network affiliation agreements of $70.0 million in 1999 and $90.7 million in 1998, and goodwill of $107.5 million in 1999 and $40.1 million in 1998. These intangibles are being amortized over periods ranging from 15 to 40 years. The acquisitions also included property, plant and equipment and broadcast program rights and the related payables. (See Note 5 for information on the debt incurred to finance these acquisitions.)

Pro forma results of operations as if the acquisitions had occurred at the beginning of each period presented are as follows:

Years ended June 30                           1999         1998
------------------------------------------------------------------
(In thousands except per share)

Total revenues..........................  $1,057,280   $1,050,383
                                          ==========   ==========
Net earnings............................  $   81,151   $   69,850
                                          ==========   ==========
Basic earnings per share................  $     1.55   $     1.32
                                          ==========   ==========
Diluted earnings per share..............  $     1.51   $     1.28
                                          ==========   ==========

Effective July 1, 1998, the company sold the net assets of the Better Homes and Gardens Real Estate Service to GMAC Home Services, Inc., a subsidiary of GMAC Financial Services. Fiscal 1999 earnings include an after-tax gain of $1.4 million, or 3 cents per diluted share, from the sale, which closed on July 27, 1998.

See Note 2 for information regarding the disposition of the discontinued cable segment in fiscal 1997.


4. Inventories

Inventories consist of paper stock, books and editorial content. Of net inventory values shown, approximate portions determined using the LIFO method were 46 percent at June 30, 1999, and 58 percent at June 30, 1998. LIFO inventory (income) expense included in the Consolidated Statements of Earnings was ($2.0) million in fiscal 1999, $1.4 million in fiscal 1998 and ($6.0) million in fiscal 1997.

June 30                                               1999         1998
---------------------------------------------------------------------------
(In thousands)
Raw materials.....................................  $17,686      $24,777
Work in process...................................   16,569       13,286
Finished goods....................................    5,965        5,446
                                                    -------      -------
                                                     40,220       43,509
Reserve for LIFO cost valuation...................   (6,709)      (8,744)
                                                    -------      -------
Inventories.......................................  $33,511      $34,765
                                                    =======      =======


5. Long-term Debt

The company has variable rate unsecured credit agreements consisting of a $210 million amortizing term loan (of which $130 million remains outstanding at June 30, 1999), a $200 million amortizing term loan entered into on December 10, 1998, and a $150 million revolving credit facility. Any amounts borrowed under the revolving credit facility are due and payable on May 31, 2002.

Interest rates under the variable rate credit facilities are based on applicable margins plus, at the company's option, either LIBOR or the higher of the overnight federal funds rate plus 0.5 percent or the bank's prime rate.
The revolving credit facility also allows for a money market interest rate option.

On March 1, 1999, the company issued to five insurance companies $200 million in fixed rate unsecured senior notes maturing in fiscal years 2005 and 2006.

Long-term debt consisted of the following:

June 30                                                1999        1998
---------------------------------------------------------------------------
(In thousands)
Variable rate credit facilities:
   Revolving credit facility of
     $150 million due 5/31/2002...................  $     --    $  30,000
   Amortizing term loan of $210 million
     due 5/31/2002................................    130,000     185,000
   Amortizing term loan of $200 million
     due 5/1/2004.................................    200,000         --

Private placement notes:
   6.51% senior notes, due 3/1/2005...............     75,000         --

   6.57% senior notes, due 9/1/2005...............     50,000         --

   6.65% senior notes, due 3/1/2006...............     75,000         --
                                                     --------    --------
Total long-term debt..............................    530,000     215,000
Current portion of long-term debt.................    (45,000)    (40,000)
                                                     --------    --------
Total long-term debt (less current portion).......  $ 485,000   $ 175,000
                                                     ========    ========

Principal payments on the debt due in succeeding fiscal years are:

                 Years ended June 30
                 -------------------
                 (In thousands)

                 2000.............................   $ 45,000
                 2001.............................     50,000
                 2002.............................     35,000
                 2003.............................    100,000
                 2004.............................    100,000
                 Later years......................    200,000
                                                     --------
                 Total long-term debt.............   $530,000
                                                     ========

The debt agreements include certain financial covenants related to debt levels and coverage ratios. As of June 30, 1999, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company amended its existing swap contracts effective December 31, 1998 and entered into two new swap contracts with effective dates of March 31, 1999. Under the contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three month LIBOR. These contracts effectively fix the base interest rate on the variable rate credit facilities, although the applicable margins vary based on the company's debt-to-EBITDA ratio. These contracts are held for purposes other than trading. The notional amount covered by the contracts was $273 million at June 30, 1999. The average notional amount of indebtedness outstanding under the contracts for fiscal years 2000 through 2002 is as follows: $305 million, $223 million and $93 million, respectively. The company is exposed to credit related losses in the event of nonperformance by the counterparties to the interest rate swap contracts. Management does not expect any counterparties to fail to meet their obligations given their creditworthiness.

The weighted-average interest rate on debt outstanding at June 30, 1999, was approximately 6.5 percent.

Interest expense related to long term debt totaled $21.5 million in fiscal 1999, $14.3 million (excluding $1.3 million in capitalized interest) in fiscal 1998, and $0.9 million in fiscal 1997 (excluding $92,000 in capitalized interest).

At June 30, 1999 Meredith had available credit totaling $160 million, including $150 million under the aforementioned revolving credit facility.


6. Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments are as follows:

June 30                               1999                   1998
--------------------------------------------------------------------------
                             Carrying     Fair        Carrying     Fair
                              Amount      Value        Amount      Value
--------------------------------------------------------------------------
(In thousands)
Assets (Liabilities):
  Broadcast rights payable.  $ (34,573) $ (32,419)   $ (29,607) $ (28,058)
                             =========  =========    =========  =========
  Long-term debt...........  $(530,000) $(516,927)   $(215,000) $(215,000)
                             =========  =========    =========  =========
  Interest rate swaps......  $     --   $   1,375    $     --   $  (3,059)
                             =========  =========    =========  =========

Fair values were determined as follows:

Broadcast rights payable:  Discounted cash flows.

Long-term debt: Discounted cash flows using borrowing rates currently available for debt with similar terms and maturities.

Interest rate swaps: Estimated amount the company would pay or receive to terminate the swap agreements.

The carrying amounts reported on the Consolidated Balance Sheets at June 30, 1999 and 1998, for all other financial instruments, including the put option agreements classified as temporary equity, approximate their respective fair values due to the short-term nature of these instruments. Fair value estimates are made at a specific point in time based on relevant market and financial instrument information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.


7. Income taxes

Income tax expense attributable to earnings from continuing operations consists of:

Years ended June 30                             1999        1998        1997
-----------------------------------------------------------------------------
(In thousands)
 Currently payable:
  Federal..................................   $50,880     $39,921     $45,596
  State....................................     9,459       8,066      10,684
                                              -------     -------     -------
                                               60,339      47,987      56,280
                                              -------     -------     -------
 Deferred:
  Federal..................................     1,765       9,128      (4,356)
  State....................................       414       2,141      (1,089)
                                              -------     -------     -------
                                                2,179      11,269      (5,445)
                                              -------     -------     -------
    Total..................................   $62,518     $59,256     $50,835
                                              =======     =======     =======
                                      F-32

In fiscal 1997, $8.8 million of income tax expense was allocated to the discontinued operation resulting in total income tax expense of $59.6 million.

The differences between the effective tax rates and the statutory U.S. federal income tax rate are as follows:

Years ended June 30                              1999       1998       1997
----------------------------------------------------------------------------
U.S. statutory tax rate......................    35.0%      35.0%      35.0%
State income taxes,
 less federal income tax benefits............     4.2        4.8        5.3
Goodwill amortization........................     0.9        1.1        1.2
Other........................................     1.0        1.7        1.4
                                                 -----      -----      ----
  Effective income tax rate .................    41.1%      42.6%     42.9%
                                                 =====      =====     =====

The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities are as follows:

June 30                                         1999        1998
-----------------------------------------------------------------
(In thousands)
Deferred tax assets:
  Accounts receivable allowances
    and return reserves..................... $ 13,998    $ 10,632
  Compensation and benefits.................   19,490      22,369
  Expenses deductible for taxes in
    different years than accrued............   18,265      13,891
  All other assets..........................       71       4,866
                                              -------     -------
Total deferred tax assets...................   51,824      51,758
                                              -------     -------
Deferred tax liabilities:
  Subscription acquisition costs............   23,372      26,334
  Accumulated depreciation and amortization.   31,569      19,485
  Gains from dispositions...................    7,484       8,020
  Carrying value of accounts receivable.....    9,133      12,011
  Expenses deductible for taxes in
    different years than accrued............    4,291       4,322
  All other liabilities.....................      558       3,206
                                              -------     -------
Total deferred tax liabilities..............   76,407      73,378
                                              -------     -------
Net deferred tax liability.................. $ 24,583     $21,620
                                              =======     =======

The current portions of deferred tax assets and liabilities are included in "other current assets" and "other taxes and expenses," respectively, in the Consolidated Balance Sheets.


8. Pension and Postretirement Benefit Plans

Effective July 1, 1998, the company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other

Postretirement Benefits." This statement requires revised disclosures; however, it had no effect on the financial position or results of operations of the company.

Pension Plans
-------------
The company has noncontributory pension plans covering substantially all employees. Assets held in the plans are a mix of noncompany equity and debt securities.

The following table summarizes the pension benefit activity for fiscal 1999 and fiscal 1998:

Years ended June 30                               1999            1998
------------------------------------------------------------------------
(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year.........  $ 67,418       $  67,517
Service cost..................................     4,204           3,642
Interest cost.................................     4,789           5,247
Plan amendments...............................       771              --
Actuarial loss (gain).........................      (197)          5,668
Benefits paid (including lump sums)...........   (14,827)        (14,656)
                                                --------       ---------
Benefit obligation, end of year...............  $ 62,158       $  67,418
                                                ========       =========

Change in plan assets:
Fair value of plan assets, beginning of year..  $ 82,447       $ 63,860
Actual return on plan assets..................     1,052         27,116
Employer contributions........................     1,499          6,127
Benefits paid (including lump sums)...........   (14,827)       (14,656)
                                                --------       --------
Fair value of plan assets, end of year........  $ 70,171       $ 82,447
                                                ========       ========

Funded status, end of year....................  $  8,013       $ 15,029
Unrecognized actuarial loss (gain)............   (13,379)       (23,763)
Unrecognized prior service cost...............     2,104          1,766
Unrecognized net transition obligation........     1,460          1,817
Contributions between measurement date
  and fiscal year end.........................        19            148
                                                --------       --------
Net recognized amount, end of year............  $ (1,783)      $ (5,003)
                                                ========       ========

Consolidated Balance Sheets:
Prepaid benefit cost..........................  $  4,958       $    838
Accrued benefit liability.....................    (6,741)       ( 5,841)
Additional minimum liability..................    (2,421)       ( 2,955)
Intangible asset..............................     2,012          2,382
Accumulated other comprehensive income........       409            573
                                                --------       --------
Net recognized amount, end of year............  $ (1,783)      $( 5,003)
                                                ========       ========

June 30                                          1999       1998       1997
----------------------------------------------------------------------------

Weighted-average assumptions:

Discount rate (before retirement).............   7.00%      7.00%      7.75%
                                                ======     ======     ======
Discount rate (after retirement)..............   6.25%      6.25%      6.25%
                                                ======     ======     ======
Expected return on plan assets................   8.25%      8.25%      8.25%
                                                ======     ======     ======
Rate of compensation increase.................   5.00%      6.00%      6.00%
                                                ======     ======     ======


Years ended June 30                               1999       1998       1997
-----------------------------------------------------------------------------
(In thousands)

Components of net periodic pension cost:
Service cost..................................  $ 4,204     $3,642     $3,650
Interest cost.................................    4,789      5,247      5,017
Expected return on plan assets................   (6,554)    (5,041)    (4,991)
Prior service cost amortization ..............      434        379        380
Actuarial loss (gain) amortization............   (1,454)      (397)      (216)
Transition amount amortization................      356        356        376
Settlement gain...............................   (3,624)    (2,448)        --
Curtailment loss..............................       --        213         --
                                                -------     ------     ------
Net periodic pension cost.....................  $(1,849)    $1,951     $4,216
                                                =======     ======     ======

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $11.4 million, $8.9 million and $0.2 million, respectively, as of June 30, 1999 and $11.3 million, $8.4 million and $46,000, respectively as of June 30, 1998.


Postretirement Benefit Plans
----------------------------

The company sponsors defined health care and life insurance plans that provide benefits to eligible retirees. The company funds a small portion of its postretirement benefits through a 401(h) account. All assets are held in noncompany equity securities.

The following table summarizes the postretirement benefit activity for fiscal 1999 and 1998:

Years ended June 30                                     1999         1998
---------------------------------------------------------------------------
(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year..............  $ 14,758     $ 14,126
Service cost.......................................       679          479
Interest cost......................................     1,041        1,086
Participant contributions..........................       190          154
Actuarial loss (gain)..............................    (1,276)        (206)
Benefits paid .....................................    (1,314)        (881)
                                                     --------     --------
Benefit obligation, end of year....................  $ 14,078     $ 14,758
                                                     ========     ========

Change in plan assets:
Fair value of plan assets, beginning of year.......  $  1,244     $    927
Actual return on plan assets.......................        41          317
Employer contributions.............................       773          727
Participant contributions..........................       190          154
Benefits paid......................................    (1,314)        (881)
                                                     --------     --------
Fair value of plan assets, end of year.............  $    934     $  1,244
                                                     ========     ========

Funded status, end of year.........................  $(13,144)    $(13,514)
Unrecognized actuarial loss (gain).................      (670)         558
Unrecognized prior service cost....................    (2,444)      (2,643)
                                                     --------     --------
Accrued benefit liability, end of year.............  $(16,258)    $(15,599)
                                                     ========     ========


June 30                                              1999       1998      1997
------------------------------------------------------------------------------

Weighted-average assumptions:
Discount rate....................................   7.00%      7.00%     7.75%
                                                    =====      =====     =====
Expected return on plan assets...................   8.25%      8.25%     8.25%
                                                    =====      =====     =====
Rate of compensation increase....................   5.00%      6.00%     6.00%
                                                    =====      =====     =====

The assumed health care cost trend rate used in measuring the postretirement benefit obligation was 9 percent for pre-age 65 benefits (6 percent for post-age 65 benefits) decreasing to 5.75 percent in 2003 (5.75 percent in 2000 for post-age 65 benefits) and thereafter.

Years ended June 30                                  1999      1998       1997
------------------------------------------------------------------------------
(In thousands)

Components of net periodic postretirement benefit cost:
Service cost.....................................  $  679     $  479    $  445
Interest cost....................................   1,041      1,086     1,077
Expected return on assets........................    (101)       (72)      (55)
Prior service cost amortization..................    (200)      (200)     (200)
Actuarial loss (gain) amortization...............      --         --        76
                                                   ------     ------    ------
Net periodic postretirement benefit cost.........  $1,419     $1,293    $1,343
                                                   ======     ======    ======

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                               One-Percentage-  One-Percentage-
Year ended June 30, 1999                       Point Increase   Point Decrease
-------------------------------------------------------------------------------
(In thousands)

Effect on total of service and
  interest cost components.......................   $   130        $  (110)
                                                    =======        =======
Effect on postretirement benefit obligation......   $   709        $  (619)
                                                    =======        =======


9.  Capital Stock

The company has two classes of common stock outstanding, common and class B. Holders of both classes of common stock receive equal dividends per share. Class B stock, which has 10 votes per share, is not transferable as class B stock except to family members of the holder or certain other related entities. At any time, class B stock is convertible, share for share, into common stock with one vote per share. Class B stock transferred to persons or entities not entitled to receive it as class B stock will automatically be converted and issued as common stock to the transferee. The principal market for trading the company's common stock is the New York Stock Exchange (trading symbol MDP). No separate public trading market for the company's class B stock exists.

From time to time, the company's board of directors has authorized the repurchase of shares of the company's common stock on the open market.

Repurchases under these authorizations were as follows:

Years ended June 30                       1999      1998      1997
-------------------------------------------------------------------
(In thousands)

Number of shares......................    1,121       899     1,237
                                        =======   =======   =======
Cost at market value..................  $43,852   $31,194   $29,268
                                        =======   =======   =======

In fiscal 1998, the company entered into a put option agreement with certain trusts of the Bohen family, nonaffiliate descendants of the company's founder, to repurchase up to 598,000 shares at market prices, subject to certain restrictions and discounts. In July 1998, 270,000 shares were repurchased under this agreement. The agreement expired in February 1999 with no further activity.

Meredith Corporation entered into similar put option agreements effective August 1, 1998, to repurchase up to 1.6 million common shares at market prices over the next 24 months subject to certain restrictions and discounts. As of June 30, 1999, 77,000 shares had been repurchased under these agreements. The market value of the shares subject to put option agreements has been reclassified from stockholders' equity to the temporary equity classification titled, "Put option agreements," at June 30, 1999 and 1998.

As of June 30, 1999, approximately 1.9 million shares could be repurchased under existing authorizations by the board of directors.


10. Common Stock and Stock Option Plans

Savings and Investment Plan
---------------------------

The company maintains a 401(k) Savings and Investment Plan which permits eligible employees to contribute funds on a pre-tax basis. The plan provides for employee contributions of up to 12.0 percent of eligible compensation. Beginning January 1, 1998, the company matched 100 percent of the first 3 percent and 50 percent of the next 2 percent of employee contributions. Previously, the company matched 75 percent of the first 5 percent contributed. In recognition of all employees' contributions to the company's record financial performance in fiscal 1997, a special one-time additional company match of 25 cents per regularly matched $1 was charged against fiscal 1997 earnings. The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the company's common stock. Company contribution expense under this plan totaled $4.3 million in fiscal 1999, $3.7 million in fiscal 1998, and $4.6 million in fiscal 1997.


Restricted Stock and Stock Equivalent Plans
-------------------------------------------

The company has awarded common stock and/or common stock equivalents to eligible key employees under a stock incentive plan and to nonemployee directors under a restricted stock plan. All plans have restriction periods tied primarily to employment and/or service. In addition, certain awards are granted based on specified levels of company stock ownership. The awards are recorded at market value on the date of the grant as unearned compensation. The initial values of the grants are amortized over the restriction periods, net of forfeitures. The number of stock units and annual expense information follows:

Years ended June 30                           1999      1998      1997
-----------------------------------------------------------------------
(In thousands except per share)

Number of stock units awarded...............     18        32        71
                                             ======    ======    ======
Average market price of stock units awarded. $37.53    $35.94    $21.94
                                             ======    ======    ======
Stock units outstanding.....................    228       319       592
                                             ======    ======    ======
Annual expense, net......................... $  960    $1,221    $1,919
                                             ======    ======    ======

In fiscal 1997, the company discontinued the pension plan for active nonemployee members of its board of directors. On November 11, 1996, the pension benefit for each of these directors was determined and converted to common stock equivalents at the market price on that date. Approximately 20,000 stock equivalents were established.


Stock Option Plans
------------------

Under the company's stock incentive plan, nonqualified stock options may be granted to certain employees to purchase shares of common stock at prices not less than market prices at the dates of grant. All options granted under these plans expire at the end of 10 years. Most of these option grants vest one-third each year over a three-year period. Others have "cliff-type" vesting after either three- or five-year periods.

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

A summary of stock option activity and weighted average exercise prices follows:

Years ended June 30              1999              1998              1997
---------------------      ----------------  ----------------  ----------------
                                   Exercise          Exercise          Exercise
                           Options  Price    Options  Price    Options  Price
-------------------------------------------------------------------------------
(Options in thousands)

Outstanding,
  beginning of year.......  5,328   $18.63    4,704   $15.32    3,571   $11.27

Granted at market price...    593   $40.82    1,029   $30.74    1,280   $21.64
Granted at price
  exceeding market........     --   $   --       --   $   --      233   $29.21
Exercised.................    (87)  $17.94     (385)  $10.10     (380)  $ 7.10

Forfeited.................    (51)  $32.12      (20)  $28.41       --       --

                            -----   ------    -----   ------    -----   ------
Outstanding, end of year..  5,783   $20.79    5,328   $18.63    4,704   $15.32
                            =====   ======    =====   ======    =====   ======

Exercisable, end of year..  3,474   $14.53    2,795   $12.25    2,182   $10.50
                            =====   ======    =====   ======    =====   ======

Fair value of options granted:
     At market price......          $13.43            $ 9.40            $ 6.74
                                    ======            ======            ======
     Above market price...          $   --            $   --            $ 5.14
                                    ======            ======            ======



A summary of stock options outstanding and exercisable as of June 30, 1999, follows:

                               Options outstanding      Options exercisable
                            ------------------------   ---------------------
                               Weighted     Weighted                Weighted
                                average     average                 average
   Range of        Number      remaining    exercise     Number     exercise
exercise prices  outstanding  life (years)   price     exercisable   price
----------------------------------------------------------------------------
(Options in thousands)

$ 6.61 - $11.56     1,982        4.43        $10.02       1,982      $10.02
$11.67 - $20.31     1,552        6.65        $18.59       1,129      $17.96
$20.94 - $32.54     1,544        7.59        $28.01         330      $27.62
$34.78 - $42.88       705        9.07        $40.11          33      $36.60
                    -----       -----        ------       -----      ------
                    5,783        6.43        $20.79       3,474      $14.53
                    =====       =====        ======       =====      ======

The maximum number of shares reserved for use in all company restricted stock, stock equivalent and stock incentive plans totals approximately 10.6 million. The total number of restricted and equivalent stock shares and stock options which have been awarded under these plans as of June 30, 1999, is approximately
7.3 million.  No stock options have expired to date.

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

Years ended June 30                           1999      1998      1997
-----------------------------------------------------------------------
(In thousands except per share)

Net earnings as reported.................   $89,657   $79,858   $95,285
                                            =======   =======   =======
Pro forma net earnings...................   $84,692   $75,900   $93,046
                                            =======   =======   =======
Basic earnings per share as reported.....   $  1.72   $  1.51   $  1.78
                                            =======   =======   =======
Pro forma basic earnings per share.......   $  1.62   $  1.43   $  1.74
                                            =======   =======   =======
Diluted earnings per share as reported...   $  1.67   $  1.46   $  1.72
                                            =======   =======   =======
Pro forma diluted earnings per share.....   $  1.57   $  1.39   $  1.68
                                            =======   =======   =======

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Options vest over a period of several years and additional awards are generally made each year.
Pro forma disclosures do not reflect compensation expense for options granted prior to fiscal 1996. Therefore, the full effect of applying SFAS No. 123 for providing pro forma disclosures is first evident in fiscal 1999. In addition, valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. The company used the Black-Scholes option pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

Years ended June 30                           1999      1998      1997
-----------------------------------------------------------------------

Risk-free interest rate..................     5.91%     5.61%     6.42%
                                             ======    ======    ======
Expected dividend yield..................     0.75%     1.00%     1.13%
                                             ======    ======    ======
Expected option life.....................     6.3 yrs   6.4 yrs   6.8 yrs
                                             ======    ======    ======
Expected stock price volatility..........    21.00%    20.00%    17.00%
                                             ======    ======    ======

11. Commitments and Contingent Liabilities

The company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $6.0 million in 1999 ($5.6 million in 1998 and $4.4 million in 1997). Minimum rental commitments at June 30, 1999, under all noncancellable operating leases due in succeeding fiscal years are:

             Years ended June 30
             ------------------------------------------------------
             (In thousands)
             2000.......................................   $ 4,534
             2001.......................................     4,242
             2002.......................................     3,409
             2003.......................................     3,445
             2004.......................................     3,539
             Later years................................    27,590
                                                           -------
             Total amounts payable......................  $ 46,759
                                                          ========

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The company has recorded commitments for broadcast rights payable due in future fiscal years. The company also is obligated to make payments under contracts for broadcast rights not currently available for use, and therefore not included in the consolidated financial statements, in the amount of $81.1 million at June 30, 1999 ($60.9 million at June 30, 1998). The fair values of these commitments for unavailable broadcast rights were $69.1 million and $54.1 million at June 30, 1999 and 1998, respectively. The broadcast rights payments due in succeeding fiscal years are:


                                           Recorded         Unavailable
         Years ended June 30              Commitments         Rights
         --------------------------------------------------------------
         (In thousands)
         2000............................  $ 21,123           $ 14,695
         2001............................    10,559             18,817
         2002............................     2,159             16,892
         2003............................       116             11,112
         Later years.....................       616             19,571
                                           --------           --------
         Total amounts payable...........  $ 34,573           $ 81,087
                                           ========           ========

Meredith Corporation also may have commitments related to put option agreements. See Note 9.

The broadcasting segment expects to spend approximately $60 million over the next three fiscal years for new and remodeled facilities, the initial transition to digital technology and other costs associated with the introduction, expansion or improvement of news programming. Meredith also has a commitment to spend approximately $13 million for replacement aircraft over the next two years.

The company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the company's earnings, financial position or liquidity.


12. Other Comprehensive Income

Effective July 1, 1998, Meredith adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net earnings as well as items of other comprehensive income.

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

                                       Foreign       Minimum     Accumulated
                                       Currency      Pension        Other
                                     Translation    Liability   Comprehensive
                                     Adjustments   Adjustments   Income(Loss)
-----------------------------------------------------------------------------
(In thousands)
-----------------------------------------------------------------------------
Balance at June 30, 1996...........    $    --      $   (48)     $   (48)
-----------------------------------------------------------------------------
Current year adjustments, pre-tax..         --         (388)        (388)
Tax benefit........................         --          155          155
                                        ------       ------       ------
Other comprehensive loss...........         --         (233)        (233)
-----------------------------------------------------------------------------
Balance at June 30, 1997...........    $    --      $  (281)     $  (281)
-----------------------------------------------------------------------------
Current year adjustments, pre-tax..     (1,388)        (105)      (1,493)
Tax benefit........................        555           42          597
                                        ------       ------       ------
Other comprehensive loss...........       (833)         (63)        (896)
-----------------------------------------------------------------------------
Balance at June 30, 1998...........    $  (833)     $  (344)     $(1,177)
-----------------------------------------------------------------------------
Current year adjustments, pre-tax..        754          164          918
Tax expense........................       (301)         (65)        (366)
                                        ------       ------       ------
Other comprehensive income.........        453           99          552
-----------------------------------------------------------------------------
Balance at June 30, 1999...........    $  (380)     $  (245)     $  (625)
=============================================================================


13.  Financial Information about Industry Segments

Effective July 1, 1998, Meredith adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related

Information." This statement replaces the industry segment concept previously used with a management approach to reporting segment information. Prior-years information has been restated to conform to the current-year presentation.

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, brand licensing, integrated marketing and other related operations. In fiscal 1998 and 1997, the publishing segment also included the residential real estate franchising operations that were sold effective July 1, 1998. The broadcasting segment includes the operations of 12 network-affiliated television stations and syndicated television program marketing and development. The broadcasting segment information includes the effects of the acquisitions of WGNX-TV in March 1999; WFSB-TV in September 1997; and KPDX-TV, KFXO-LP and WHNS-TV in July 1997. Virtually all of the company's revenues are generated and assets reside within the United States. There are no material intersegment transactions.

Operating profit for segment reporting is revenues less operating costs and does not include gains from dispositions, interest income and expense, or unallocated corporate expense. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff and human resources administration expenses. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees.

A significant noncash item, other than depreciation and amortization of fixed and intangible assets, is the amortization of broadcast rights in the broadcasting segment, totaling $38.5 million in fiscal 1999, $27.7 million in fiscal 1998 and $17.4 million in fiscal 1997.

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

Segment assets include intangible, fixed and all other noncash assets identified with each segment. Jointly used assets such as office buildings and information services and technology equipment are allocated to the segments by appropriate methods, primarily number of employees. Unallocated corporate assets consist primarily of cash and cash items, assets allocated to or identified with corporate staff departments and other miscellaneous assets not assigned to one of the segments.

At June 30, 1997, unallocated corporate assets included approximately $125 million in cash and marketable securities and construction-in-progress costs for the expansion of corporate headquarters. At June 30, 1998, the cash had been invested in television station acquisitions. Construction costs of the completed facility were allocated, primarily to the publishing segment, by the number of Des Moines-based employees.

Unallocated corporate capital expenditures included spending for the construction of the corporate headquarters expansion and related improvements in Des Moines in fiscal 1998 and 1997.

Expenditures for long-lived assets other than capital expenditures included the acquisitions of one television station in fiscal 1999 and four television stations in fiscal 1998. These acquisitions resulted in broadcasting segment additions to intangible assets of $362.5 million in fiscal 1999 and $343.7 million in fiscal 1998 and additions to fixed assets of $6.4 million in fiscal 1999 and $33.9 million in fiscal 1998.


Years ended June 30                      1999            1998           1997
------------------------------------------------------------------------------
(In thousands)

Revenues
Publishing.......................    $  774,031      $  769,197      $ 698,790
Broadcasting.....................       262,091         240,730        156,428
                                     ----------      ----------      ---------
Total revenues...................    $1,036,122      $1,009,927      $ 855,218
                                     ==========      ==========      =========
Operating profit
Publishing.......................    $  119,581      $  101,145      $  82,768
Broadcasting.....................        72,347          74,532         55,744
Unallocated corporate expense....       (20,841)        (23,176)       (23,841)
                                      ---------       ---------      ---------
Income from operations...........    $  171,087      $  152,501      $ 114,671
                                     ==========      ==========      =========
Depreciation/amortization
Publishing.......................    $   11,368      $   10,103      $   9,665
Broadcasting.....................        30,735          24,924         12,102
Unallocated corporate............         1,980           1,813          1,230
                                     ----------      ----------      ---------
Total depreciation/amortization..    $   44,083      $   36,840      $  22,997
                                     ==========      ==========      =========
EBITDA
Publishing.......................    $  130,949      $  111,248      $  92,433
Broadcasting.....................       103,082          99,456         67,846
Unallocated corporate............       (18,861)        (21,363)       (22,611)
                                     ----------      ----------      ---------
Total EBITDA.....................    $  215,170      $  189,341      $ 137,668
                                     ==========      ==========      =========
Assets
Publishing.......................    $  317,297      $  349,783      $ 304,051
Broadcasting.....................     1,039,745         675,409        273,981
Unallocated corporate............        66,354          40,797        182,401
                                     ----------      ----------      ---------
Total assets.....................    $1,423,396      $1,065,989      $ 760,433
                                     ==========      ==========      =========
Capital expenditures
Publishing.......................    $    1,417      $    2,932      $   1,947
Broadcasting.....................        16,470          13,945          4,391
Unallocated corporate............         7,804          29,304         16,961
                                     ----------      ----------      ---------
Total capital expenditures.......    $   25,691      $   46,181      $  23,299
                                     ==========      ==========      =========

14. Selected Quarterly Financial Data  (unaudited)

                              First    Second     Third    Fourth
Year ended June 30, 1999     Quarter   Quarter   Quarter   Quarter      Total
------------------------------------------------------------------------------
(In thousands except per share)

Revenues
Publishing................. $190,816  $182,858  $202,071  $198,286  $  774,031
Broadcasting...............   55,021    72,066    63,050    71,954     262,091
                            --------  --------  --------  --------  ----------
Total revenues............. $245,837  $254,924  $265,121  $270,240  $1,036,122
                            ========  ========  ========  ========  ==========

Operating profit
Publishing................. $ 24,819  $ 26,762  $ 37,020  $ 30,980  $  119,581
Broadcasting...............   13,060    25,915    14,728    18,644      72,347
Unallocated corporate exp..   (3,974)   (4,874)   (8,518)   (3,475)    (20,841)
                            --------  --------  --------  --------  ----------
Income from operations..... $ 33,905  $ 47,803  $ 43,230  $ 46,149  $  171,087
                            ========  ========  ========  ========  ==========

Net earnings............... $ 18,811  $ 25,423  $ 22,087  $ 23,336  $   89,657
                            ========  ========  ========  ========  ==========

Basic earnings per share... $   0.36  $   0.48  $   0.43  $   0.45  $     1.72
                            ========  ========  ========  ========  ==========

Diluted earnings per share. $   0.35  $   0.47  $   0.41  $   0.44  $     1.67
                            ========  ========  ========  ========  ==========
Dividends per share........ $  0.070  $  0.070  $  0.075  $  0.075  $     0.29
                            ========  ========  ========  ========  ==========

Stock price per share:
 High...................... $  48.50  $  40.00  $  40.25  $  38.00
                            ========  ========  ========  ========
 Low....................... $  28.56  $  26.69  $  30.87  $  30.62
                            ========  ========  ========  ========

                              First    Second     Third    Fourth
Year ended June 30, 1998     Quarter   Quarter   Quarter   Quarter      Total
------------------------------------------------------------------------------
(In thousands except per share)

Revenues
Publishing................. $180,750  $182,352  $203,062  $203,033  $  769,197
Broadcasting...............   50,149    66,532    57,124    66,925     240,730
                            --------  --------  --------  --------  ----------
Total revenues............. $230,899  $248,884  $260,186  $269,958  $1,009,927
                            ========  ========  ========  ========  ==========
Operating profit
Publishing................. $ 19,449  $ 22,630  $ 33,563  $ 25,503  $  101,145
Broadcasting...............   14,521    25,218    13,407    21,386      74,532
Unallocated corporate exp..   (5,541)   (4,983)   (8,335)   (4,317)    (23,176)
                            --------  --------  --------  --------  ----------

Income from operations..... $ 28,429  $ 42,865  $ 38,635  $ 42,572  $  152,501
                            ========  ========  ========  ========  ==========

Net earnings............... $ 15,091  $ 22,332  $ 20,115  $ 22,320  $   79,858
                            ========  ========  ========  ========  ==========

Basic earnings per share... $   0.29  $   0.42  $   0.38  $   0.42  $     1.51
                            ========  ========  ========  ========  ==========

Diluted earnings per share. $   0.27  $   0.40  $   0.37  $   0.42  $     1.46
                            ========  ========  ========  ========  ==========

Dividends per share........ $  0.065  $  0.065  $  0.070  $  0.070  $     0.27
                            ========  ========  ========  ========  ==========

Stock price per share:
  High..................... $  33.62  $  36.94  $  44.44  $  46.94
                            ========  ========  ========  ========

  Low...................... $  26.75  $  29.25  $  34.62  $  38.37
                            ========  ========  ========  ========


Fiscal 1999
-----------

Financial results include the operations of WGNX-TV from its acquisition date of March 1, 1999 (Note 3).

First quarter results include a gain from the disposition of the Better Homes and Gardens Real Estate Service.


Fiscal 1998
-----------

Financial results include the operations of the following television stations from their respective acquisition dates: KPDX-TV, WHNS-TV, and KFXO-TV on July 1, 1997; and WFSB-TV on September 4, 1997 (Note 3).

                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Shareholders of Meredith Corporation:


We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, as listed in Part IV,
Item 14 (a) 2 herein. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                            /s/ KPMG LLP



KPMG LLP
Des Moines, Iowa
July 30, 1999

                           REPORT OF MANAGEMENT




To the Shareholders of Meredith Corporation:


Meredith management is responsible for the preparation, integrity and objectivity of the financial information included in this annual report to shareholders. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based on management's informed judgments and estimates.

To meet management's responsibility for financial reporting, the company's internal control systems and accounting procedures are designed to provide reasonable assurance as to the reliability of financial records. In addition, the internal audit staff monitors and reports on compliance with company policies, procedures and internal control systems.

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


 /s/ Stephen M. Lacy


Stephen M. Lacy
Vice President - Chief Financial Officer

                                                                   Schedule II


                      MEREDITH CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                     Years ended June 30, 1999, 1998 and 1997
                                  (in thousands)


                                           Year ended June 30, 1999
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $ 7,489     $ 2,832    $  -    $ 3,406    $ 6,915
  accounts
Reserve for returns            4,630       8,977       -      8,512      5,095
                             -------     -------    ----    -------    -------
                             $12,119     $11,809    $  -    $11,918    $12,010
                             =======     =======    ====    =======    =======






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
                             =======     =======    ====    =======    =======

                                Index to Exhibits





        Exhibit
        Number                             Item
        -------        ----------------------------------------------------

         10.1 Amendment to the Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors.

         10.2 Agreement dated February 25, 1999, between Meredith Corporation and William T. Kerr regarding conversion of restricted stock award shares into stock equivalents.

         10.3          Meredith Corporation 1972 Management Incentive Plan

         21            Subsidiaries of the Registrant

         23            Consent of Independent Auditors

         27.1          Financial Data Schedule

         27.2          Restated Financial Data Schedule for June 30, 1998