Form 10-Q
period 1999-09-30
MEREDITH CORP
filed 1999-11-12
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at October 31, 1999
Common Stock, $1 par value                            40,596,384
Class B Stock, $1 par value                           11,023,620
                                                      ----------
   Total Common and Class B Stock                     51,620,004
                                                      ==========

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements





Meredith Corporation and Subsidiaries
Consolidated Balance Sheets



                                                    (Unaudited)
                                                   September 30       June 30
Assets                                                  1999           1999
------------------------------------------------------------------------------
                                                         (In thousands)

Current assets:
Cash and cash equivalents                          $   11,261     $   11,029
Receivables, net                                      151,140        138,723
Inventories                                            35,516         33,511
Subscription acquisition costs                         37,168         41,396
Broadcast rights                                       30,548         14,644
Other current assets                                   19,008         16,872
                                                   ----------     ----------
Total current assets                                  284,641        256,175

Property,  plant  and  equipment                      297,951        294,310
 Less accumulated depreciation                       (135,428)      (134,554)
                                                   ----------     ----------
Net property, plant and equipment                     162,523        159,756

Subscription acquisition costs                         29,891         31,182
Broadcast rights                                       20,513         10,230
Other assets                                           29,100         29,248
Goodwill and other intangibles (at original
 cost less accumulated amortization of
 $127,628 on September 30 and $120,445 on June 30)    929,623        936,805
                                                   ----------     ----------

Total assets                                       $1,456,291     $1,423,396
                                                   ==========     ==========






See accompanying Notes to Interim Consolidated Financial Statements.

                                                    (Unaudited)
                                                   September 30      June 30
Liabilities and Stockholders' Equity                    1999           1999
------------------------------------------------------------------------------
                                              (In thousands except share data)
Current liabilities:
Current portion of long-term debt                  $   45,000     $   45,000
Current portion of long-term broadcast
 rights payable                                        37,689         21,123
Accounts payable                                       47,220         55,018
Accrued taxes and expenses                             89,567         87,229
Unearned subscription revenues                        133,936        135,745
                                                   ----------     ----------
Total current liabilities                             353,412        344,115

Long-term debt                                        485,000        485,000
Long-term broadcast rights payable                     21,097         13,449
Unearned subscription revenues                         90,554         90,276
Deferred income taxes                                  36,621         33,578
Other noncurrent liabilities                           47,066         43,673
                                                   ----------     ----------
Total liabilities                                   1,033,750      1,010,091
                                                   ----------     ----------
Temporary equity: Put option agreements
Common stock, 1,489,140 shares outstanding at
 September 30 and 1,535,140 shares at June 30          54,074         53,147
                                                   ----------     ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                 --             --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 39,150,738 at September 30 and
  39,220,509 at June 30 (net of treasury shares,
  27,523,042 at September 30 and 27,362,776 at
  June 30.)                                            39,151         39,220
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 11,025,126 at September 30 and
  11,063,708 at June 30.                               11,025         11,064
Retained earnings                                     320,889        312,553
Accumulated other comprehensive income                   (757)          (625)
Unearned compensation                                  (1,841)        (2,054)
                                                   ----------     ----------
Total stockholders' equity                            368,467        360,158
                                                   ----------     ----------

Total liabilities and stockholders' equity         $1,456,291     $1,423,396
                                                   ==========     ==========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                                     Three Months
                                                  Ended September 30
                                                    1999      1998
--------------------------------------------------------------------------
                                          (In thousands except per share)
Revenues:
  Advertising                                  $156,771        $142,938
  Circulation                                    69,287          67,501
  All other                                      34,346          35,398
                                               --------        --------
Total revenues                                  260,404         245,837
                                               --------        --------
Operating costs and expenses:
  Production, distribution and edit             107,997         106,903
  Selling, general & administrative             100,747          94,987
  Depreciation and amortization                  12,943          10,042
                                               --------        --------
Total operating costs and expenses              221,687         211,932
                                               --------        --------

Income from operations                           38,717          33,905

  Gain from disposition                              --           2,375
  Interest income                                   290              38
  Interest expense                               (8,868)         (3,811)
                                               --------        --------

Earnings before income taxes                     30,139          32,507

  Income taxes                                   12,116          13,696
                                               --------        --------

Net earnings                                   $ 18,023        $ 18,811
                                               ========        ========

Basic earnings per share                       $   0.35        $   0.36
                                               ========        ========

Basic average shares outstanding                 51,773          52,518
                                               ========        ========

Diluted earnings per share                     $   0.34        $   0.35
                                               ========        ========

Diluted average shares outstanding               53,373          54,192
                                               ========        ========

Dividends paid per share                       $  0.075        $  0.070
                                               ========        ========

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended September 30                            1999       1998
---------------------------------------------------------------------------
                                                             (In thousands)
Cash flows from operating activities:
  Net earnings                                         $ 18,023   $ 18,811
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                          12,943     10,042
  Amortization of broadcast rights                        7,605      7,048
  Payments for broadcast rights                         (10,157)    (6,859)
  Gain from disposition, net of taxes                       --      (1,425)
  Changes in assets and liabilities:
    Accounts receivable                                 (12,417)    (5,708)
    Inventories                                          (2,005)     1,910
    Supplies and prepayments                             (1,042)       514
    Subscription acquisition costs                        5,519      8,530
    Accounts payable                                     (7,798)   (14,371)
    Accruals                                              4,095      6,347
    Unearned subscription revenues                       (1,531)    (2,694)
    Deferred income taxes                                 1,629     (3,340)
    Other noncurrent liabilities                          3,099      4,291
                                                       --------   --------
Net cash provided by operating activities                17,963     23,096
                                                       --------   --------
Cash flows from investing activities:
  Proceeds from dispositions                                --       9,922
  Additions to property, plant, and equipment            (8,765)    (1,503)
  Changes in investments and other                          170       (453)
                                                       --------   --------
Net cash (used) provided by investing activities         (8,595)     7,966
                                                       --------   --------
Cash flows from financing activities:
  Repayment of long-term debt                               --      (8,000)
  Short-term debt incurred, net                             --       3,000
  Proceeds from common stock issued                         661        917
  Purchases of company stock                             (6,075)   (22,381)
  Dividends paid                                         (3,884)    (3,673)
  Other                                                     162        (46)
                                                       --------   --------
Net cash (used) by financing activities                  (9,136)   (30,183)
                                                       --------   --------
Net increase in cash and cash equivalents                   232        879
Cash and cash equivalents at beginning of year           11,029      4,953
                                                       --------   --------
Cash and cash equivalents at end of period             $ 11,261   $  5,832
                                                       ========   ========

See accompanying Notes to Interim Consolidated Financial Statements.

                               MEREDITH CORPORATION
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



1. Accounting Policies

a. General

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Readers are referred to the company's Form 10-K for the year ended June 30, 1999 for complete financial statements and related notes. Certain prior-year amounts have been reclassified to conform with current-year presentation.


b. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.


c. Goodwill and other intangibles

The unamortized portion of intangible assets consisted of the following:

                                         (unaudited)
                                         September 30         June 30
                                             1999               1999
                                        -------------     -------------
                                                 (In thousands)
     Federal Communications
        Commission (FCC) licenses         $437,516          $440,385
     Goodwill                              268,096           270,367
     Television network affiliation
       agreements                          206,883           208,407
     All other                              17,128            17,646
                                          --------          --------
     Total unamortized portion
        of intangible assets              $929,623          $936,805
                                          ========          ========

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




2. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income includes foreign currency translation adjustments in addition to net earnings. Total comprehensive income (in thousands) for the three-month periods ended September 30, 1999 and 1998, was $17,891 and $19,017, respectively.


3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 43 percent are under the LIFO method at September 30, 1999 and 46 percent at June 30, 1999.

                                            (unaudited)
                                            September 30    June 30
                                                1999         1999
                                            -----------   ----------
                                                     (In thousands)

       Raw materials                          $17,390      $17,686
       Work in process                         18,991       16,569
       Finished goods                           6,269        5,965
                                              -------      -------
                                               42,650       40,220
       Reserve for LIFO cost valuation         (7,134)      (6,709)
                                              -------      -------
          Total                               $35,516      $33,511
                                              =======      =======

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)





4. Earnings per share

   The following table presents the calculations of earnings per share:

                                               (unaudited)
                                               Three Months
                                            Ended September 30
                                              1999       1998
                                           ---------  ---------
                                     (In thousands except per share)

Net earnings                                $18,023    $18,811
                                            =======    =======

Basic average shares outstanding             51,773     52,518
Dilutive effect of stock options              1,600      1,674
                                            -------    -------
Diluted average shares outstanding           53,373     54,192
                                            =======    =======

Basic earnings per share                    $   .35    $   .36
                                            =======    =======
Diluted earnings per share                  $   .34    $   .35
                                            =======    =======

Antidilutive options excluded from the above calculations totaled 607,000 options at September 30, 1999 (with a weighted average exercise price of $40.80) and 457,000 options at September 30, 1998 (with a weighted average exercise price of $41.61).

Options to purchase 23,000 shares were exercised during the three months ended September 30, 1999 (14,000 options were exercised in the three months ended September 30, 1998).

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

5. Segment information
                                              (unaudited)
                                              Three Months
                                            Ended September 30
                                           -------------------
                                             1999       1998
                                           --------   --------
                                              (In thousands)
          Revenues
            Publishing                     $193,240   $190,816
            Broadcasting                     67,164     55,021
                                           --------   --------
              Total revenues               $260,404   $245,837
                                           ========   ========

          Intersegment revenues are not material.

          Operating profit
            Publishing                     $ 28,637   $ 24,819
            Broadcasting                     13,306     13,060
            Unallocated corporate expense    (3,226)    (3,974)
                                           --------   --------
              Income from operations       $ 38,717   $ 33,905
                                           ========   ========

          Depreciation and amortization
            Publishing                     $  2,879   $  2,851
            Broadcasting                      9,522      6,680
            Unallocated corporate               542        511
                                           --------   --------
               Total depreciation
                and amortization           $ 12,943   $ 10,042
                                           ========   ========

          EBITDA
            Publishing                     $ 31,516   $ 27,670
            Broadcasting                     22,828     19,740
            Unallocated corporate            (2,684)    (3,463)
                                           --------   --------
              Total EBITDA                 $ 51,660   $ 43,947
                                           ========   ========

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

Item 2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


The following discussion presents the key factors that have affected the company's business in the first quarter of fiscal 2000 and fiscal 1999. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 1999. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

This section contains, and management's public commentary from time to time may contain, certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Readers are referred to the company's Form 10-K for the year ended June 30, 1999, for a discussion of such factors.



                              Results of Operations


     Quarters ended September 30         1999          1998
     ---------------------------       --------      --------
     (In thousands except per share)

     Total revenues                    $260,404      $245,837
                                       ========      ========

     Income from operations            $ 38,717      $ 33,905
                                       ========      ========
     Earnings before
       nonrecurring items              $ 18,023      $ 17,386
                                       ========      ========

     Net earnings                      $ 18,023      $ 18,811
                                       ========      ========

     Diluted earnings per share
       before nonrecurring items       $   0.34      $   0.32
                                       ========      ========

     Diluted earnings per share        $   0.34      $   0.35
                                       ========      ========


Quarter ended September 30, 1999 compared to quarter ended September 30, 1998 -
-------------------------------------------------------------------------------

Fiscal 2000 first quarter net earnings were $18.0 million, or 34 cents per share. This compares to prior-year first quarter earnings before nonrecurring items of $17.4 million, or 32 cents per share. The improvement reflects strong growth in the publishing segment and among comparable broadcasting properties. These improvements were partially offset by dilution of 8 cents per share resulting from the March 1, 1999, acquisition of WGNX-TV in Atlanta, Ga. Net earnings in the prior-year first quarter were $18.8 million, or 35 cents per share, including a post-tax gain of $1.4 million, or 3 cents per share, from the sale of Better Homes and Gardens Real Estate Service. The weighted-average number of shares outstanding declined slightly due to company share repurchases.

First quarter revenues increased 6 percent to $260.4 million. Adjusting for the impact of the WGNX-Atlanta acquisition and the November 1998 closing of Country America magazine, comparable revenues also increased 6 percent. The increase in comparable revenues reflected higher advertising revenues in the publishing and broadcasting segments and higher magazine circulation revenues.

Operating costs and expenses increased 5 percent from the prior-year quarter. The increase reflected the acquisition of WGNX-Atlanta, higher costs associated with news expansion in the broadcasting operations and increased subscription acquisition costs resulting primarily from the timing of promotional mailings. These increases were partially offset by lower costs resulting from the closing of Country America magazine in November 1998, lower magazine paper and production costs and management's expense control efforts. These expense control efforts resulted in a decline in corporate nonoperating expenses in the quarter. The operating profit margin rose from 13.8 percent of revenues in the prior-year first quarter to 14.9 percent in the current period.

Net interest expense increased to $8.6 million in the current quarter versus $3.8 million in the prior-year first quarter because of debt incurred for the WGNX-Atlanta acquisition.

The Company's effective tax rate was 40.2 percent compared with 42.1 percent in the prior-year first quarter. The decline reflected lower effective state tax rates and the diminished impact of nondeductible items because of an increase in projected earnings. Management expects the first quarter rate to be effective for the remainder of fiscal 2000.


Publishing
----------

     Quarters ended September 30         1999          1998
     ---------------------------       --------      --------
     (In thousands)

     Revenues
     ---------
       Advertising                     $ 91,399      $ 90,423
       Circulation                       69,287        67,501
       Other                             32,554        32,892
                                       --------      --------
     Total revenues                    $193,240      $190,816
                                       ========      ========
     Operating profit                  $ 28,637      $ 24,819
                                       ========      ========

Publishing revenues increased to $193.2 million from $190.8 million in the prior-year first quarter. Excluding the impact of the closing of Country America magazine, revenues increased 4 percent. Magazine advertising revenues grew 3 percent, excluding the Country America impact, as most titles reported higher advertising revenues. Better Homes and Gardens and Ladies Home Journal magazines, the company's two largest circulation titles, both reported modest increases in advertising revenues. These increases resulted from higher average revenue per page as the number of advertising pages was flat at Better Homes and Gardens and down slightly at Ladies' Home Journal. Stronger growth in advertising revenues occurred at Country Home, Traditional Home, Crayola Kids and MORE magazines. Except for Country Home, these increases resulted from a combination of increased advertising pages and higher average revenue per page. The increase at Country Home reflected an increase in advertising pages resulting from an additional issue in the current quarter. An increase in frequency from six to eight issues annually led to the extra issue. Magazine circulation revenues increased 7 percent excluding the impact of Country America. The largest factor in the increase was the additional issue of Country Home magazine. Other publishing revenues declined slightly. A decline in custom publishing business associated with specific magazines was nearly offset by increased sales volumes in the integrated marketing and book publishing operations.

Publishing operating profit increased 15 percent compared to the prior-year first quarter. The improvement resulted from lower paper and processing costs, increased advertising revenues from ongoing titles and improved results from the integrated marketing and book publishing operations. Many magazine titles contributed to the growth, including Better Homes and Gardens, Ladies' Home Journal, Country Home, Traditional Home, WOOD and Midwest Living. The prior-year quarter was impacted by two nonrecurring items: costs for the closing of Country America magazine and a favorable settlement related to the discontinuation of a direct marketing alliance. However, the net effect of these transactions was not material.

Total paper expenses decreased approximately 10 percent primarily because of lower average prices. Major suppliers increased prices from 5 to 7 percent, depending on the grade of paper, on October 1, 1999.

Looking forward, management anticipates second quarter fiscal 2000 advertising pages, excluding the impact of the closing of Country America magazine, will show little change from the prior-year second quarter. However, comparable second quarter advertising revenues are currently expected to increase in the mid-single digits on a percentage basis due to a change in the advertising mix and overall stronger revenue per page. This is based on current information and actual results could differ.

Broadcasting
------------

     Quarters ended September 30         1999          1998
     ---------------------------       --------      --------
     (In thousands)

     Revenues
     ---------
       Advertising                     $ 65,372      $ 52,515
       Other                              1,792         2,506
                                       --------      --------

     Total revenues                    $ 67,164      $ 55,021
                                       ========      ========

     Operating profit                  $ 13,306      $ 13,060
                                       ========      ========

Revenues increased 22 percent in the first quarter due in part to the March 1999 acquisition of WGNX-Atlanta. Comparable revenues (excluding WGNX-TV) grew 12 percent compared to the prior-year quarter, due to increased advertising revenues at most stations. Management believes news expansion activities, ratings gains and the strength of the company's branded cross-promotional efforts drove the improvements. In addition, prior-year first quarter advertising revenues at all stations were affected by reduced ad spending by General Motors and their local automobile dealers due to the GM labor dispute and softness in national advertising. Partially offsetting these factors were lower revenues from political advertising in the current-year quarter because of the biennial nature of elections. Particularly strong advertising revenue growth was reported at the company's FOX affiliates, KVVU-Las Vegas, KPDX-Portland and WOFL-Orlando; the CBS affiliate, WFSB-Hartford/New Haven; and the NBC affiliate, WSMV-Nashville. Other broadcasting revenues declined from the prior-year quarter because of lower network compensation.

Operating profit increased 2 percent from the prior-year quarter. Growth was impacted by results at WGNX-Atlanta where the company is investing in news expansion and related promotion to gain additional advertising share. Excluding the impact of WGNX-Atlanta, broadcasting operating profit increased 17 percent primarily as a result of revenue growth.

In the second quarter of fiscal 1999, broadcasting revenues included a significant amount of political advertising revenue that will not repeat in the second quarter of fiscal 2000 due to the biennial nature of elections. Looking forward, this is expected to result in a decline in advertising revenues among comparable stations in the fiscal 2000 second quarter. Second quarter advertising bookings are currently pacing down in the mid-single digit range on a percentage basis compared to the prior year. Excluding the impact of the political revenues in the prior year, management currently expects second quarter revenues for comparable stations to increase in the mid-single digit range on a percentage basis. This is based on current information and actual results could differ.

                        Liquidity and Capital Resources


     Quarters ended September 30         1999          1998
     ---------------------------       --------      --------
     (In thousands)

     Net earnings                      $  18,023    $  18,811
                                       =========    =========

     Cash flows from operations        $  17,963    $  23,096
                                       =========    =========

     Cash flows from investing         $  (8,595)   $   7,966
                                       =========    =========

     Cash flows from financing         $  (9,136)   $ (30,183)
                                       =========    =========

     Net increase in
       cash and cash equivalents       $     232    $     879
                                       =========    =========

     EBITDA                            $  51,660    $  43,947
                                       =========    =========



Cash and cash equivalents increased by $0.2 million in the first quarter of fiscal 2000 compared to an increase of $0.9 million in the prior-year quarter. The slight change reflected increased use of cash in the current quarter for capital expenditures, working capital needs and broadcasting rights payments. In addition, prior-year first quarter results included proceeds from the disposition of the real estate business. These factors were nearly offset by a reduction in cash used for company stock repurchases in the current quarter.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. Fiscal 2000 first quarter EBITDA increased 18 percent from the prior-year quarter due to improved operating results. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At September 30, 1999, debt outstanding consisted of $330 million outstanding under two variable rate unsecured amortizing term loans and $200 million outstanding in fixed rate unsecured senior notes. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities. The debt agreements include certain financial covenants related to debt levels and coverage ratios. As of September 30, 1999, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements. The weighted-average interest rate on debt outstanding at September 30, 1999, was approximately 6.5 percent.

In the first quarter of fiscal 2000, the company spent $6.1 million to repurchase an aggregate of 172,000 shares of Meredith Corporation common stock at then current market prices. This compares with spending of $22.4 million for the repurchase of 510,000 shares in the prior-year first quarter. At the company's annual meeting on November 8, 1999, the board authorized the repurchase of up to 1 million additional shares subject to market conditions. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions.

The current quarter totals include the repurchase of 46,000 shares under put option agreements entered into on August 1, 1998. As of September 30, 1999, the company had put option agreements to repurchase up to 1.5 million shares.

At September 30, 1999, approximately 1.7 million shares could be repurchased under existing authorizations by the board of directors. The status of this program is reviewed at each quarterly board of directors meeting.

Dividends paid in the first quarter of fiscal 2000 were $3.9 million, or 7.5 cents per share, compared with $3.7 million, or 7 cents per share, in the prior-year quarter.

First quarter spending for property, plant and equipment increased to $8.8 million from $1.5 million in the prior-year first quarter. The increase primarily resulted from higher current-year spending for the construction of a new broadcasting facility at KPDX-Portland, equipment for broadcasting news expansion and the conversion to digital technology at several television stations. Funds for capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.


Year 2000
---------

The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect information systems (software and hardware) and other equipment that relies on microprocessors. Management completed a company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that were not Year 2000 compliant were identified and substantially all remediation efforts and testing of systems/equipment were completed by June 30, 1999. Since that time, the company has continued testing and verifying the Year 2000 readiness of its systems and equipment.

The company also is in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: magazine and book printers, paper suppliers, magazine fulfillment providers, the U.S. Postal Service, television networks, other television programming suppliers, mainframe computer services suppliers, financial institutions and utilities. One area of particular concern is the company's and material third parties' dependence on power and telecommunications services and the limited availability of alternative sources. The company has sought compliance information with respect to vendors and suppliers through the use of surveys, industry groups, peer reviews and vendor Web sites. Management then followed up to obtain more detailed information regarding the Year 2000 efforts of material third parties. Most of these material third parties have been cooperative and are supplying Year 2000 project-related information. The company continues to pursue additional information and monitor the Year 2000 efforts of material third parties.

Through September 30, 1999, the company has spent approximately $3 million to address Year 2000 issues. Total costs to address Year 2000 issues through March 31, 2000, are currently estimated not to exceed $5 million and consist primarily of costs for the remediation of internal systems and broadcasting equipment. Funds for these costs have been, and future costs are expected to be, provided by the operating cash flows of the company. The majority of the internal system remediation efforts relate to staff costs of on-staff systems engineers and, therefore, are not incremental costs.

Meredith Corporation could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the company and material third parties. A worst-case scenario would result in the short-term inability of the company to produce and distribute magazines or broadcast television programming because of unresolved year 2000 issues. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the company is devoting the resources needed to address Year 2000 issues in a timely manner. Management has contracted with an outside consultant to monitor the progress of Meredith's Year 2000 efforts and provide update reports to the audit committee of the board of directors at each quarterly meeting. While management expects successful resolution of Year 2000 issues, there can be no guarantee that all Year 2000 issues will be identified and resolved by Meredith, that material third parties, on which Meredith relies, will address all Year 2000 issues on a timely basis or that failure to successfully address all issues would not have an adverse effect on Meredith.

Meredith has developed contingency plans in case business interruptions occur. Initial contingency plans were substantially complete at June 30, 1999. Meredith will continue to develop, review, test and revise contingency plans, as more information becomes available.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is subject to certain market risks as a result of the use of financial instruments. The market risk inherent in the company's financial instruments subject to such risks is the potential market value loss arising from adverse changes in interest rates and/or the potential effect of changes in the market price of company common stock on the company's liquidity. Readers are referred to the company's Form 10-K for the year ended June 30, 1999 for a more complete discussion of these risks.

The company uses interest rate swap contracts to effectively fix the interest rate on a substantial portion of its bank debt. Therefore, there is no material earnings or liquidity risk associated with the interest rate swap contracts. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a $1.3 million cost to terminate the swap contracts compared to the current benefit of $1.8 million at September 30, 1999.

At September 30, 1999, the company had put option agreements outstanding to repurchase up to 1.5 million common shares. The risk to the company of an increase in share price is from a liquidity perspective. Based on the September 30, 1999 closing price, a 10 percent increase in share price would cause the potential repurchase cost for these put options to increase by $5.4 million.

There has been no material change in the market risk associated with program rights payable since June 30, 1999.




PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    27)  Financial Data Schedule

    99) Additional financial information from the Company's first quarter press release dated October 19, 1999.

(b) Reports on Form 8-K

   No Form 8-K was filed during the quarter ended September 30, 1999.

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










Date: November 10, 1999

                               Index to Exhibits







     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------


      27          Financial Data Schedule

      99 Additional financial information from the Company's first quarter press release dated October 19, 1999.