Form 10-Q
period 1999-12-31
MEREDITH CORP
filed 2000-02-14
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1999

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at January 31, 2000
Common Stock, $1 par value                            40,476,963
Class B Stock, $1 par value                           10,959,002
                                                      ----------
   Total Common and Class B Stock                     51,435,965
                                                      ==========

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements





Meredith Corporation and Subsidiaries
Consolidated Balance Sheets



                                                    (Unaudited)
                                                    December 31       June 30
Assets                                                  1999           1999
------------------------------------------------------------------------------
(In thousands)

Current assets:
Cash and cash equivalents                          $   18,081     $   11,029
Receivables, net                                      153,664        138,723
Inventories                                            33,940         33,511
Subscription acquisition costs                         37,723         41,396
Broadcast rights                                       26,417         14,644
Other current assets                                   20,771         16,872
                                                   ----------     ----------
Total current assets                                  290,596        256,175

Property,  plant  and  equipment                      299,651        294,310
 Less accumulated depreciation                       (136,983)      (134,554)
                                                   ----------     ----------
Net property, plant and equipment                     162,668        159,756

Subscription acquisition costs                         31,308         31,182
Broadcast rights                                       16,419         10,230
Other assets                                           31,091         29,248
Goodwill and other intangibles (at original
 cost less accumulated amortization of
 $134,814 on December 31 and $120,445 on June 30)     922,438        936,805
                                                   ----------     ----------

Total assets                                       $1,454,520     $1,423,396
                                                   ==========     ==========






See accompanying Notes to Interim Consolidated Financial Statements.

                                                    (Unaudited)
                                                    December 31      June 30
Liabilities and Stockholders' Equity                    1999           1999
------------------------------------------------------------------------------
(In thousands except share data)
Current liabilities:
Current portion of long-term debt                  $   45,000     $   45,000
Current portion of long-term broadcast
 rights payable                                        31,979         21,123
Accounts payable                                       30,630         55,018
Accrued taxes and expenses                             86,179         87,229
Unearned subscription revenues                        137,194        135,745
                                                   ----------     ----------
Total current liabilities                             330,982        344,115

Long-term debt                                        485,000        485,000
Long-term broadcast rights payable                     18,459         13,449
Unearned subscription revenues                         94,160         90,276
Deferred income taxes                                  41,486         33,578
Other noncurrent liabilities                           47,174         43,673
                                                   ----------     ----------
Total liabilities                                   1,017,261      1,010,091
                                                   ----------     ----------
Temporary equity: Put option agreements
Common stock, 1,389,140 shares outstanding at
 December 31 and 1,535,140 shares at June 30          57,910         53,147
                                                   ----------     ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                 --             --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 39,187,571 at December 31
 (excluding 27,747,819 shares held in treasury)
  and 39,220,509 at June 30 (excluding
  27,362,776 shares held in treasury).                 39,187         39,220
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 10,966,673 at December 31 and
  11,063,708 at June 30.                               10,967         11,064
Retained earnings                                     333,114        312,553
Accumulated other comprehensive income                   (751)          (625)
Unearned compensation                                  (3,168)        (2,054)
                                                   ----------     ----------
Total stockholders' equity                            379,349        360,158
                                                   ----------     ----------

Total liabilities and stockholders' equity         $1,454,520     $1,423,396
                                                   ==========     ==========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                        Three Months            Six Months
                                      Ended December 31      Ended December 31
                                     -------------------   -------------------
                                       1999       1998        1999       1998
------------------------------------------------------------------------------
(In thousands except per share)
Revenues:
  Advertising                        $157,882   $150,600   $314,653   $293,538
  Circulation                          68,530     69,066    137,817    136,567
  All other                            39,717     35,258     74,063     70,656
                                     --------   --------   --------   --------
Total revenues                        266,129    254,924    526,533    500,761
                                     --------   --------   --------   --------
Operating costs and expenses:
  Production, distribution and edit   108,361    102,267    216,358    209,170
  Selling, general & administrative    93,083     94,836    193,830    189,823
  Depreciation and amortization        13,078     10,018     26,021     20,060
                                     --------   --------   --------   --------
Total operating costs and expenses    214,522    207,121    436,209    419,053
                                     --------   --------   --------   --------

Income from operations                 51,607     47,803     90,324     81,708

  Gain from disposition                    --         --         --      2,375
  Interest income                         147        132        437        170
  Interest expense                     (9,181)    (3,875)   (18,049)    (7,686)
                                     --------   --------   --------   --------
Earnings before income taxes           42,573     44,060     72,712     76,567

  Income taxes                         17,114     18,637     29,230     32,333
                                     --------   --------   --------   --------

Net earnings                         $ 25,459   $ 25,423   $ 43,482   $ 44,234
                                     ========   ========   ========   ========

Basic earnings per share             $   0.49   $   0.48   $   0.84   $   0.84
                                     ========   ========   ========   ========

Basic average shares outstanding       51,596     52,304     51,684     52,411
                                     ========   ========   ========   ========

Diluted earnings per share           $   0.48   $   0.47   $   0.82   $   0.82
                                     ========   ========   ========   ========

Diluted average shares outstanding     53,303     53,849     53,338     54,021
                                     ========   ========   ========   ========

Dividends paid per share             $  0.075   $  0.070   $  0.150   $  0.140
                                     ========   ========   ========   ========

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended December 31                            1999          1998
---------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
  Net earnings                                       $ 43,482      $ 44,234
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                        26,021        20,060
  Amortization of broadcast rights                     16,020        15,651
  Payments for broadcast rights                       (18,670)      (14,778)
  Gain from disposition, net of taxes                      --        (1,425)
  Changes in assets and liabilities:
    Accounts receivable                               (14,941)       (1,040)
    Inventories                                          (429)      (10,686)
    Supplies and prepayments                           (1,719)       (1,289)
    Subscription acquisition costs                      3,547         6,052
    Accounts payable                                  (24,388)      (28,440)
    Accruals                                            1,377         4,050
    Unearned subscription revenues                      5,333          (878)
    Deferred income taxes                               5,404         1,776
    Other noncurrent liabilities                        3,207         2,864
                                                     --------      --------
Net cash provided by operating activities              44,244        36,151
                                                     --------      --------
Cash flows from investing activities:
  Proceeds from dispositions                               --         9,922
  Additions to property, plant, and equipment         (14,881)       (8,311)
  Changes in investments and other                     (1,757)       (2,075)
                                                     --------      --------
Net cash (used) by investing activities               (16,638)         (464)
                                                     --------      --------
Cash flows from financing activities:
  Repayment of long-term debt                              --        (8,000)
  Short-term debt incurred, net                            --         5,000
  Debt acquisition costs                                   --          (377)
  Proceeds from common stock issued                     1,712         1,628
  Purchases of company stock                          (14,908)      (31,054)
  Dividends paid                                       (7,751)       (7,335)
  Other                                                   393           192
                                                     --------      --------
Net cash (used) by financing activities               (20,554)      (39,946)
                                                     --------      --------
Net increase (decrease) in cash and cash equivalents    7,052        (4,259)
Cash and cash equivalents at beginning of year         11,029         4,953
                                                     --------      --------
Cash and cash equivalents at end of period           $ 18,081      $    694
                                                     ========      ========

See accompanying Notes to Interim Consolidated Financial Statements.

                      MEREDITH CORPORATION AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



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


c. Goodwill and other intangibles

The unamortized portion of intangible assets consists of the following:

                                        (unaudited)
                                        December 31       June 30
                                            1999            1999
     (In thousands)                     -----------     -----------

     Federal Communications
        Commission (FCC) licenses         $434,647        $440,385
     Goodwill                              265,825         270,367
     Television network affiliation
       agreements                          205,360         208,407
     All other                              16,606          17,646
                                          --------        --------
     Total unamortized portion
        of intangible assets              $922,438        $936,805
                                          ========        ========

                       MEREDITH CORPORATION AND SUBSIDIARIES
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




2. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income includes foreign currency translation adjustments in addition to net earnings. Total comprehensive income (in thousands) for the three-month periods ended December 31, 1999 and 1998, was $25,465 and $25,515, respectively. Total comprehensive income for the six-month periods ended December 31, 1999 and 1998, was $43,356 and $44,532, respectively.


3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 46 percent are under the LIFO method at December 31, 1999 and June 30, 1999.

                                         (unaudited)
                                         December 31      June 30
                                             1999           1999
       (In thousands)                    -----------    -----------

       Raw materials                      $ 19,547       $ 17,686
       Work in process                      15,700         16,569
       Finished goods                        6,252          5,965
                                           -------        -------
                                            41,499         40,220
       Reserve for LIFO cost valuation      (7,559)        (6,709)
                                           -------        -------
          Total                           $ 33,940       $ 33,511
                                          ========       ========

                       MEREDITH CORPORATION AND SUBSIDIARIES
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)





4. Earnings per share

   The following table presents the calculations of earnings per share:


                                         (unaudited)             (unaudited)
                                         Three Months            Six Months
                                      Ended December 31       Ended December 31
                                     ------------------      ------------------
                                       1999       1998         1999       1998
(In thousands except per share)      -------    -------      -------    -------

Net earnings                         $25,459    $25,423      $43,482    $44,234
                                     =======    =======      =======    =======

Basic average shares outstanding      51,596     52,304       51,684     52,411
Dilutive effect of stock options       1,707      1,545        1,654      1,610
                                     -------    -------      -------    -------
Diluted average shares outstanding    53,303     53,849       53,338     54,021
                                     =======    =======      =======    =======

Basic earnings per share             $   .49    $   .48      $   .84    $   .84
                                     =======    =======      =======    =======
Diluted earnings per share           $   .48    $   .47      $   .82    $   .82
                                     =======    =======      =======    =======


Antidilutive options excluded from the above calculations totaled 580,000 options at December 31, 1999 (with a weighted average exercise price of $40.95) and 550,000 options at December 31, 1998 (with a weighted average exercise price of $41.18).

Options to purchase 83,000 shares were exercised during the six months ended December 31, 1999 (51,000 options were exercised in the six months ended December 31, 1998).

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

5. Segment information
                                     (unaudited)              (unaudited)
                                     Three Months             Six Months
                                  Ended December 31        Ended December 31
                                 -------------------      -------------------
                                   1999       1998          1999       1998
(In thousands)                   --------   --------      --------   --------

Revenues
  Publishing                     $189,545   $182,858      $382,785   $373,674
  Broadcasting                     76,584     72,066       143,748    127,087
                                 --------   --------      --------   --------
    Total revenues               $266,129   $254,924      $526,533   $500,761
                                 ========   ========      ========   ========

Intersegment revenues are not material.

Operating profit
  Publishing                     $ 33,440   $ 26,762      $ 62,077   $ 51,581
  Broadcasting                     21,471     25,915        34,777     38,975
  Unallocated corporate expense    (3,304)    (4,874)       (6,530)    (8,848)
                                 --------   --------      --------   --------
    Income from operations       $ 51,607   $ 47,803      $ 90,324   $ 81,708
                                 ========   ========      ========   ========

Depreciation and amortization
  Publishing                     $  2,884   $  2,843      $  5,763   $  5,694
  Broadcasting                      9,666      6,699        19,188     13,379
  Unallocated corporate               528        476         1,070        987
                                 --------   --------      --------   --------
     Total depreciation
      and amortization           $ 13,078   $ 10,018      $ 26,021   $ 20,060
                                 ========   ========      ========   ========

EBITDA
  Publishing                     $ 36,324   $ 29,605      $ 67,840   $ 57,275
  Broadcasting                     31,137     32,614        53,965     52,354
  Unallocated corporate            (2,776)    (4,398)       (5,460)    (7,861)
                                 --------   --------      --------    -------
    Total EBITDA                 $ 64,685   $ 57,821      $116,345   $101,768
                                 ========   ========      ========   ========

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

Item 2.        Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



The following discussion presents the key factors that have affected the company's business in the second quarter and first six months of fiscal 2000 and fiscal 1999. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 1999. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

This section contains, and management's public commentary from time to time may contain, certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Readers are referred to the company's Form 10-K for the year ended June 30, 1999, for a discussion of such factors.



                             Results of Operations



                                     Three Months             Six Months
                                   Ended December 31       Ended December 31
                                  -------------------     -------------------
                                     1999      1998         1999       1998
(In thousands except per share)   --------   --------     --------   --------

Total revenues                    $266,129   $254,924     $526,533   $500,761
                                  ========   ========     ========   ========

Income from operations            $ 51,607   $ 47,803     $ 90,324   $ 81,708
                                  ========   ========     ========   ========

Earnings before
  nonrecurring items              $ 25,459   $ 25,423     $ 43,482   $ 42,809
                                  ========   ========     ========   ========

Net earnings                      $ 25,459   $ 25,423     $ 43,482   $ 44,234
                                  ========   ========     ========   ========


Diluted earnings per share
  before nonrecurring items       $   0.48   $   0.47     $   0.82   $   0.79
                                  ========   ========     ========   ========

Diluted earnings per share        $   0.48   $   0.47     $   0.82   $   0.82
                                  ========   ========     ========   ========

Net earnings of $25.5 million, or 48 cents per diluted share, were recorded in the quarter ended December 31, 1999, compared to net earnings of $25.4 million, or 47 cents per diluted share, in the prior-year second quarter. For the six months ended December 31, 1999, net earnings were $43.5 million, or 82 cents per diluted share, compared to earnings before nonrecurring items of $42.8 million, or 79 cents per diluted share, in the prior-year period. Net earnings for the six months ended December 31, 1998, included a post-tax gain of $1.4 million, or 3 cents per diluted share, from the sale of the Better Homes and Gardens Real Estate Service.

Fiscal 2000 diluted earnings per share before nonrecurring items increased 2 percent for the second quarter and 4 percent for the six-month period compared to the prior-year periods. Management estimates that the acquisition of WGNX-Atlanta on March 1, 1999 diluted earnings per share by 5 cents per share in the quarter and 13 cents per share in the six months ended December 31, 1999. This estimate includes the after-tax effects of the station's operating profit after amortization of acquired intangibles and interest expense on debt incurred to finance the acquisition. The weighted-average diluted number of shares outstanding declined slightly in both periods compared to the prior-year periods primarily due to company share repurchases.

Second quarter revenues increased 4 percent and year-to-date revenues were up 5 percent from the comparative prior-year periods. Adjusting for the impacts of the March 1999 acquisition of WGNX-TV in Atlanta and the November 1998 closing of Country America magazine, comparable revenues increased 2 percent in the second quarter and 4 percent in the six-month period. Increased magazine advertising, integrated marketing and consumer book revenues contributed to the growth in both periods. In the year-to-date period, circulation revenues also increased. These increases were partially offset by the absence of nearly $6 million in prior year second quarter broadcasting political advertising due to the biennial nature of political elections.

Second quarter and year-to-date operating costs increased 4 percent from the respective prior-year periods. The increases resulted primarily from the acquisition of WGNX-Atlanta and higher costs associated with news expansion in the broadcasting operations. Lower costs resulting from management's expense control efforts partially offset the increases. The operating profit margin rose from 18.8 percent of revenues in the prior-year second quarter to 19.4 percent in the current-year quarter. For the six months ended December 31, 1999, the operating profit margin was 17.2 percent compared to 16.3 percent in the prior-year period.

Net interest expense increased in both the quarter and the six-month period as a result of debt incurred for the acquisition of WGNX-Atlanta.

The effective tax rate declined in both the quarter and the six-month period due to lower effective state rates and the diminished impact of nondeductible items because of an increase in projected earnings.

Although the financial impact is not significant, internet activity of the company's Web sites remains strong. Page views, visits, registrations and unique visitors to the sites continue to increase. According to Media Metrix, the company's Web sites had more than 1 million unique visitors in November 1999. Traffic continues to increase at BHG.com, with 774,000 unique visitors in November 1999 versus 680,000 in October and 553,000 in September.


Publishing
----------
                              Three Months             Six Months
                            Ended December 31       Ended December 31
                           -------------------     -------------------
     (In thousands)          1999       1998         1999       1998
                           --------   --------     --------   --------
     Revenues
     --------
       Advertising         $ 82,955   $ 80,115     $174,354   $170,538
       Circulation           68,530     69,066      137,817    136,567
       Other                 38,060     33,677       70,614     66,569
                           --------   --------     --------   --------
     Total revenues        $189,545   $182,858     $382,785   $373,674
                           ========   ========     ========   ========
     Operating profit      $ 33,440   $ 26,762     $ 62,077   $ 51,581
                           ========   ========     ========   ========

Publishing revenues increased 4 percent in the second quarter and 2 percent in the six-month period compared to the respective prior-year periods. Excluding the impact of the closing of Country America magazine, revenues increased 5 percent in the quarter and 4 percent in the six-month period primarily reflecting growth in advertising, book and integrated marketing revenues.

Magazine advertising revenues grew 5 percent in the quarter and 4 percent in the year-to-date period excluding the Country America impact. The second quarter increase resulted from growth at Better Homes and Gardens, MORE and the special interest publications as well as the addition of advertising revenues from Shop Online 1-2-3. Shop Online 1-2-3 is an Internet buying guide that was distributed as a supplement to 5 million subscribers of 10 Meredith titles. It focused on holiday gift shopping. In the six months ended December 31, 1999, Better Homes and Gardens, MORE, Crayola Kids, Traditional Home and Midwest Living magazines all reported higher advertising revenues compared to the prior-year period largely due to higher net revenues per advertising page. In both periods the increases were partially offset by lower advertising revenues at Ladies Home Journal and Country Home magazines resulting primarily from fewer advertising pages. Total magazine ad pages increased slightly in both periods. Looking forward to the company's fiscal third quarter, management currently expects comparable advertising pages to increase in the high-single digit range on a percentage basis with stronger net revenues per page. This is based on current information and could change during the quarter.

Magazine circulation revenues increased in both the quarter and the fiscal year-to-date period excluding the Country America impact. The increases reflected the addition of revenues from a new title currently being tested - Hometown Cooking magazine, a larger subscriber base for MORE magazine and an additional issue of Country Home magazine in the six-month time period. Increased newsstand sales of the special interest publications also contributed.

Other publishing revenues grew 13 percent in the quarter and 6 percent in the six-month period primarily due to increased sales volumes in the consumer book and integrated marketing areas.

Publishing operating profit was up 25 percent in the fiscal 2000 second quarter and 20 percent for the fiscal year-to-date versus the comparable prior-year periods. The improvement resulted from higher advertising revenues, lower paper and processing costs, lower departmental spending and increased contribution from the integrated marketing and book publishing operations. Individual titles reporting strong growth included Better Homes and Gardens, Midwest Living, Renovation Style, MORE and the special interest publications. The addition of Shop Online 1-2-3 also contributed to the operating profit improvement. Looking forward, management may accelerate subscription promotion mailings into fiscal 2000 and early fiscal 2001 to more effectively manage circulation efforts.

Major suppliers increased paper prices from 5 to 7 percent, depending on the grade of paper, on October 1, 1999. However, because of the timing of price changes over the last year, the average cost of paper in the fiscal second quarter and the six months ended December 31, 1999 was less than in the respective prior-year periods. Management expects the third quarter average price of paper to be flat with the prior year and believes there may be further upward price movement in calendar 2000. The United States Postal Service recently filed a rate case proposing a 15 percent increase in the cost of mailing periodicals. Management views this increase as excessive and plans to work diligently, in part through trade organizations such as Magazine Publishers Association, to attempt to moderate the proposed increase, which is anticipated to be effective in January 2001.


Broadcasting
------------
                                Three Months             Six Months
                              Ended December 31       Ended December 31
                             -------------------     -------------------
     (In thousands)            1999       1998         1999       1998
                             --------   --------     --------   --------
     Revenues
     --------
     Advertising             $ 74,927   $ 70,485     $140,299   $123,000
     Other                      1,657      1,581        3,449      4,087
                             --------   --------     --------   --------
     Total revenues          $ 76,584   $ 72,066     $143,748   $127,087
                             ========   ========     ========   ========
     Operating profit        $ 21,471   $ 25,915     $ 34,777   $ 38,975
                             ========   ========     ========   ========

Revenues increased 6 percent in the fiscal 2000 second quarter and 13 percent in the six months ended December 31, 1999 compared to the prior-year periods primarily due to the March 1999 acquisition of WGNX-Atlanta. Comparable revenues (excluding WGNX-TV) declined 6 percent in the second quarter and increased 2 percent in the six-month period. The decline in second quarter revenues reflected the absence of nearly $6 million in net political advertising revenues in the current quarter due to the biennial nature of political elections. Excluding the political advertising impact, comparable revenues increased 2 percent in the quarter and 8 percent in the year-to-date period. In the quarter, strong revenue growth, excluding political advertising, was reported at KVVU-Las Vegas, WFSB-Hartford/New Haven, and WNEM-Flint/Saginaw/Bay City. However, softness in national advertising sales at WOFL-Orlando, KPDX-Portland and WHNS-Greenville largely offset these gains. In the year-to-date period, nearly all of the stations reported increased revenues when excluding the impact of political advertising. Management believes news expansion activities, ratings gains and the strength of the company's branded cross-promotional efforts drove the improvements. In addition, prior-year first quarter advertising revenues at all stations were affected by softness in national advertising and reduced ad spending by General Motors and local automobile dealers due to the GM labor dispute.

Operating profits decreased 17 percent in the second quarter and 11 percent for the six months ended December 31, 1999 compared to the prior-year periods. Excluding the impact of newly acquired WGNX-Atlanta, comparable broadcasting operating profit decreased 19 percent for the quarter and 7 percent for the year-to-date period. The second quarter decline was attributable to the absence of political advertising revenues as operating costs were held virtually flat with the prior-year quarter. In the six-month period, increased costs for news expansions, sales activities and programming more than offset the slight revenue increase. Looking forward to the fiscal third quarter, advertising bookings are currently pacing down in the low to mid-single digit range versus the prior-year quarter. The broadcast industry continues to experience month-to-month volatility. The pacings data is based on current information and actual results could differ.



                        Liquidity and Capital Resources


                                                                  Percent
Six months ended December 31                1999         1998      Change
----------------------------             ---------    ---------   -------
(In thousands)

     Net earnings                        $ 43,482     $  44,234      (2)%
                                         =========    =========     ====
     Cash flows from operations          $ 44,244     $  36,151      22 %
                                         =========    =========     ====
     Cash flows from investing           $(16,638)    $    (464)     nm
                                         =========    =========     ====
     Cash flows from financing           $(20,554)    $ (39,946)     49 %
                                         =========    =========     ====
     Net cash flows (use)                $  7,052     $  (4,259)     nm
                                         =========    =========     ====
     EBITDA                              $ 116,345    $ 101,768      14 %
                                         =========    =========     ====

     nm - not meaningful

Cash and cash equivalents increased by $7.1 million in the first six months of fiscal 2000 compared to a decrease in cash of $4.3 million in the comparable prior-year period. The change reflected higher cash flows from operations and lower spending for stock repurchases in the current period. These factors were partially offset by increased use of cash for capital expenditures in the current period. In addition, prior-year first quarter results included proceeds from the disposition of the company's real estate operations. The increase in operating cash flows reflected higher earnings before depreciation and amortization and favorable changes in working capital requirements.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA for the first six months of fiscal 2000 increased 14 percent from the prior-year period due to improved operating results. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At December 31, 1999, debt outstanding consisted of $330 million outstanding under two variable-rate unsecured amortizing term loans and $200 million outstanding in fixed-rate unsecured senior notes. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities. The debt agreements include certain financial covenants related to debt levels and coverage ratios. As of December 31, 1999, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements. The weighted-average interest rate on debt outstanding at December 31, 1999 was approximately 6.5 percent.

In the first six months of fiscal 2000, the company spent $14.9 million to repurchase an aggregate of 405,000 shares of Meredith Corporation common stock at then current market prices in conjunction with the company's ongoing stock repurchase program. This compares with spending of $31.1 million for the repurchase of 750,000 shares in the comparable prior-year period. The current period totals include the repurchase of 146,000 shares under put option agreements entered into on August 1, 1998. As of December 31, 1999, the company had put option agreements to repurchase approximately 1.4 million shares.

On November 8, 1999, the board authorized the repurchase of up to 1 million additional shares subject to market conditions. At December 31, 1999, approximately 2.4 million shares could be repurchased under existing authorizations by the board of directors. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. The status of the company's stock repurchase program is reviewed at each quarterly board of directors meeting.

Dividends paid in the first six months of fiscal 2000 were $7.8 million, or 15 cents per share, compared with $7.3 million, or 14 cents per share, in the prior-year period. In January 2000, the board of directors increased the quarterly dividend by 7 percent (one-half cent per share) to 8.0 cents per share effective with the dividend payable on March 15, 2000. On an annual basis, the effect of this quarterly dividend increase would be to increase dividends paid by approximately $1.0 million at the current number of shares outstanding.

Spending for property, plant and equipment increased to $14.9 million in the first six months of fiscal 2000 from $8.3 million in the prior-year period.
The increase primarily resulted from higher current-year spending for the construction of a new broadcasting facility at KPDX-Portland, equipment for broadcasting news expansion and the conversion to digital technology at several television stations. Total capital expenditures in fiscal 2000 are expected to increase more than 50 percent from the fiscal 1999 spending level. Funds for capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.


Year 2000
---------

The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could have affected information systems (software and hardware) and other equipment that relies on microprocessors. Management undertook significant efforts to identify, remediate and test applicable systems and equipment. In addition, management monitored the progress of material third parties in their efforts to become Year 2000 ready. Readers are referred to the company's Form 10-K for the year ended June 30, 1999, for a more complete description of these efforts. As of the date of this filing, the company has not experienced any material adverse consequences related to Year 2000 failures of the company's or material third parties' systems or equipment. While management does not expect any future material issues related to Year 2000 problems to occur, the company will continue to monitor these issues and the related costs if they occur.

Through December 31, 1999, the company has spent approximately $3.25 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $3.5 million. The spending consists primarily of costs for the remediation of internal systems and broadcasting equipment. Funds for these costs have been, and any future costs are expected to be, provided by the operating cash flows of the company. The majority of the internal system remediation efforts relate to staff costs of on-staff systems engineers and, therefore, were not incremental costs.

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

The company uses interest rate swap contracts to effectively fix the interest rate on a substantial portion of its bank debt. Therefore, there is no material earnings or liquidity risk associated with the interest rate swap contracts. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a fair market value of $1.2 million compared to the current fair market value of $4.1 million at December 31, 1999.

At December 31, 1999, the company had put option agreements which may require the company to repurchase up to 1.4 million common shares. The risk to the company of an increase in share price is from a liquidity perspective. Based on the December 31, 1999 closing price, a 10 percent increase in share price would cause the potential repurchase cost for these put options to increase by $5.8 million.

There has been no material change in the market risk associated with program rights payable since June 30, 1999.




PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.


(a) The Annual Meeting of Stockholders was held on November 8, 1999, at the Company's headquarters in Des Moines, Iowa.

(b) The name of each director elected at the Annual Meeting is shown under
    Item 4.(c)(1). The other directors whose terms of office continued after the meeting were: Herbert M. Baum, Mary Sue Coleman, Frederick B. Henry, Joel W. Johnson, William T. Kerr, Richard S. Levitt, E. T. Meredith III, and Nicholas L. Reding.

(c)(1) Proposal 1: Election of four Class I directors for terms expiring in 2002. Each nominee was elected in uncontested elections by the votes cast as follows:

                                       Number of shareholder votes*
                                       ----------------------------
                                           For            Withheld
                                       -----------       ----------
       Class I directors
          Robert E. Lee                126,006,767         479,652
          Philip A. Marineau           125,928,877         557,542
          Jack D. Rehm                 125,962,144         524,275
          Christina A. Gold            125,849,738         636,681


       *As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

(c)(2) Proposal 2: Reaffirmation of previously approved business criteria, classes of eligible participants and maximum annual incentives awarded under the Company's Supplement to its Management Incentive Plan. Proposal 2 was approved by the votes cast as follows:


                       For          Against       Abstain
                    ----------    ----------    ----------
                   124,548,588     1,241,799      696,032



Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibits

    27)  Financial Data Schedule

    99) Additional financial information from the Company's second quarter press release dated January 18, 2000.

(b) Reports on Form 8-K

   No Form 8-K was filed during the quarter ended December 31, 1999.

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










Date: February 14, 2000

                               Index to Exhibits




     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

      27          Financial Data Schedule

      99 Additional financial information from the Company's second quarter press release dated January 18, 2000.