Form 10-Q
period 2000-03-31
MEREDITH CORP
filed 2000-05-11
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2000

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at April 30, 2000
Common Stock, $1 par value                            39,733,622
Class B Stock, $1 par value                           10,916,306
                                                      ----------
   Total Common and Class B Stock                     50,649,928
                                                      ==========

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements





Meredith Corporation and Subsidiaries
Consolidated Balance Sheets



                                                    (Unaudited)
                                                      March 31       June 30
Assets                                                  2000           1999
------------------------------------------------------------------------------
(In thousands)

Current assets:
Cash and cash equivalents                          $   14,306     $   11,029
Receivables, net                                      161,813        138,723
Inventories                                            37,721         33,511
Subscription acquisition costs                         44,774         41,396
Broadcast rights                                       23,883         14,644
Deferred income taxes                                  11,169          8,995
Supplies and prepaids                                   9,335          7,877
                                                   ----------     ----------
Total current assets                                  303,001        256,175

Property,  plant  and  equipment                      313,744        294,310
 Less accumulated depreciation                       (142,412)      (134,554)
                                                   ----------     ----------
Net property, plant and equipment                     171,332        159,756
                                                   ----------     ----------

Subscription acquisition costs                         38,788         31,182
Broadcast rights                                       13,039         10,230
Other assets                                           31,528         29,248
Goodwill and other intangibles (at original
 cost less accumulated amortization of
 $141,957 on March 31 and $120,445 on June 30)        915,298        936,805
                                                   ----------     ----------

Total assets                                       $1,472,986     $1,423,396
                                                   ==========     ==========




See accompanying Notes to Interim Consolidated Financial Statements.

                                                    (Unaudited)
                                                      March 31       June 30
Liabilities and Stockholders' Equity                    2000           1999
------------------------------------------------------------------------------
(In thousands except share data)
Current liabilities:
Current portion of long-term debt                  $   45,000     $   45,000
Current portion of long-term broadcast
 rights payable                                        27,575         21,123
Accounts payable                                       39,848         55,018
Accrued taxes and expenses                             86,158         87,229
Unearned subscription revenues                        144,803        135,745
                                                   ----------     ----------
Total current liabilities                             343,384        344,115

Long-term debt                                        485,000        485,000
Long-term broadcast rights payable                     16,305         13,449
Unearned subscription revenues                        102,261         90,276
Deferred income taxes                                  45,573         33,578
Other noncurrent liabilities                           46,996         43,673
                                                   ----------     ----------
Total liabilities                                   1,039,519      1,010,091
                                                   ----------     ----------
Temporary equity: Put option agreements
Common stock, outstanding 1,264,140 shares
 at March 31 and 1,535,140 shares at June 30           35,001         53,147
                                                   ----------     ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                 --             --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 38,588,427 at March 31
 (excluding 28,639,171 shares held in treasury)
  and 39,220,509 at June 30 (excluding
  27,362,776 shares held in treasury).                 38,588         39,220
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 10,933,659 shares at March 31
  and 11,063,708 shares at June 30.                    10,934         11,064
Retained earnings                                     353,114        312,553
Accumulated other comprehensive income                   (807)          (625)
Unearned compensation                                  (3,363)        (2,054)
                                                   ----------     ----------
Total stockholders' equity                            398,466        360,158
                                                   ----------     ----------

Total liabilities and stockholders' equity         $1,472,986     $1,423,396
                                                   ==========     ==========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                        Three Months           Nine Months
                                       Ended March 31        Ended March 31
                                     -------------------   -------------------
                                       2000       1999        2000       1999
------------------------------------------------------------------------------
(In thousands except per share)
Revenues:
  Advertising                        $172,478   $158,141   $487,131   $451,679
  Circulation                          70,273     68,451    208,090    205,018
  All other                            44,192     38,529    118,255    109,185
                                     --------   --------   --------   --------
Total revenues                        286,943    265,121    813,476    765,882
                                     --------   --------   --------   --------
Operating costs and expenses:
  Production, distribution and edit   121,417    106,867    337,775    316,037
  Selling, general & administrative   102,770    104,159    296,600    293,982
  Depreciation and amortization        13,000     10,865     39,021     30,925
                                     --------   --------   --------   --------
Total operating costs and expenses    237,187    221,891    673,396    640,944
                                     --------   --------   --------   --------

Income from operations                 49,756     43,230    140,080    124,938

  Gain from disposition                    --         --         --      2,375
  Interest income                         399        377        836        547
  Interest expense                     (8,657)    (5,328)   (26,706)   (13,014)
                                     --------   --------   --------   --------
Earnings before income taxes           41,498     38,279    114,210    114,846

  Income taxes                         16,682     16,192     45,912     48,525
                                     --------   --------   --------   --------

Net earnings                         $ 24,816   $ 22,087   $ 68,298   $ 66,321
                                     ========   ========   ========   ========

Basic earnings per share             $   0.48   $   0.43   $   1.32   $   1.27
                                     ========   ========   ========   ========

Basic average shares outstanding       51,275     52,061     51,548     52,294
                                     ========   ========   ========   ========

Diluted earnings per share           $   0.47   $   0.41   $   1.29   $   1.23
                                     ========   ========   ========   ========

Diluted average shares outstanding     52,621     53,598     53,099     53,880
                                     ========   ========   ========   ========

Dividends paid per share             $  0.080   $  0.075   $  0.230   $  0.215
                                     ========   ========   ========   ========

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended March 31                              2000          1999
---------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
  Net earnings                                       $ 68,298       $66,321
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                        39,021        30,925
  Amortization of broadcast rights                     25,487        24,505
  Payments for broadcast rights                       (28,793)      (24,183)
  Gain from disposition, net of taxes                      --        (1,425)
  Changes in assets and liabilities:
    Accounts receivable                               (23,090)       (6,944)
    Inventories                                        (4,210)         (700)
    Supplies and prepayments                           (1,866)       (2,174)
    Subscription acquisition costs                    (10,984)        8,480
    Accounts payable                                  (15,170)      (20,880)
    Accruals                                            2,771         7,072
    Unearned subscription revenues                     21,043           396
    Deferred income taxes                               9,942         1,327
    Other noncurrent liabilities                        3,008         2,747
                                                     --------      --------
Net cash provided by operating activities              85,457        85,467
                                                     --------      --------
Cash flows from investing activities:
  Proceeds from dispositions                               --         9,922
  Acquisitions of businesses                               --      (372,186)
  Additions to property, plant, and equipment         (29,641)      (16,890)
  Changes in investments and other                     (2,038)          288
                                                     --------      --------
Net cash (used) by investing activities               (31,679)     (378,866)
                                                     --------      --------
Cash flows from financing activities:
  Long-term debt incurred                                  --       400,000
  Repayment of long-term debt                              --       (30,000)
  Debt acquisition costs                                   --        (1,317)
  Proceeds from common stock issued                     3,019         2,203
  Purchases of company stock                          (42,255)      (40,896)
  Dividends paid                                      (11,853)      (11,239)
  Other                                                   588           400
                                                     --------      --------
Net cash (used) provided by financing activities      (50,501)      319,151
                                                     --------      --------
Net increase in cash and cash equivalents               3,277        25,752
Cash and cash equivalents at beginning of year         11,029         4,953
                                                     --------      --------
Cash and cash equivalents at end of period           $ 14,306      $ 30,705
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


c. Goodwill and other intangibles

The unamortized portion of intangible assets consists of the following:

                                        (unaudited)
                                          March 31        June 30
                                            2000            1999
     (In thousands)                     -----------     -----------

     Federal Communications
        Commission (FCC) licenses         $431,778        $440,385
     Goodwill                              263,555         270,367
     Television network affiliation
       agreements                          203,836         208,407
     All other                              16,129          17,646
                                          --------        --------
     Total unamortized portion
        of intangible assets              $915,298        $936,805
                                          ========        ========

                       MEREDITH CORPORATION AND SUBSIDIARIES
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)




2. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income includes foreign currency translation adjustments in addition to net earnings. Total comprehensive income (in thousands) for the three-month periods ended March 31, 2000 and 1999, was $24,760 and $22,083, respectively. Total comprehensive income for the nine-month periods ended March 31, 2000 and 1999, was $68,116 and $66,616, respectively.


3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 41 percent are under the LIFO method at March 31, 2000 and 46 percent at June 30, 1999.

                                         (unaudited)
                                           March 31       June 30
                                             2000           1999
       (In thousands)                    -----------    -----------

       Raw materials                      $ 24,748       $ 17,686
       Work in process                      14,908         16,569
       Finished goods                        6,049          5,965
                                           -------        -------
                                            45,705         40,220
       Reserve for LIFO cost valuation      (7,984)        (6,709)
                                           -------        -------
          Total                           $ 37,721       $ 33,511
                                          ========       ========

                       MEREDITH CORPORATION AND SUBSIDIARIES
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)





4. Earnings per share

   The following table presents the calculations of earnings per share:


                                        (unaudited)             (unaudited)
                                        Three Months            Nine Months
                                       Ended March 31          Ended March 31
                                     ------------------      ------------------
                                       2000       1999         2000       1999
(In thousands except per share)      -------    -------      -------    -------

Net earnings                         $24,816    $22,087      $68,298    $66,321
                                     =======    =======      =======    =======

Basic average shares outstanding      51,275     52,061       51,548     52,294
Dilutive effect of stock options       1,346      1,537        1,551      1,586
                                     -------    -------      -------    -------
Diluted average shares outstanding    52,621     53,598       53,099     53,880
                                     =======    =======      =======    =======

Basic earnings per share             $   .48    $   .43      $  1.32    $  1.27
                                     =======    =======      =======    =======
Diluted earnings per share           $   .47    $   .41      $  1.29    $  1.23
                                     =======    =======      =======    =======


Antidilutive options excluded from the above calculations totaled 1,527,000 options at March 31, 2000 (with a weighted average exercise price of $36.54) and 619,000 options at March 31, 1999 (with a weighted average exercise price of $40.33).

Options to purchase 210,000 shares were exercised during the nine months ended March 31, 2000 (82,000 options were exercised in the nine months ended
March 31, 1999).

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)

5. Segment information
                                    (unaudited)              (unaudited)
                                    Three Months             Nine Months
                                   Ended March 31           Ended March 31
                                 -------------------      -------------------
                                   2000       1999          2000       1999
(In thousands)                   --------   --------      --------   --------

Revenues
  Publishing                     $224,093   $202,071      $606,878   $575,745
  Broadcasting                     62,850     63,050       206,598    190,137
                                 --------   --------      --------   --------
    Total revenues               $286,943   $265,121      $813,476   $765,882
                                 ========   ========      ========   ========

Intersegment revenues are not material.

Operating profit
  Publishing                     $ 46,532   $ 37,020      $108,609   $ 88,601
  Broadcasting                      7,930     14,728        42,707     53,703
  Unallocated corporate expense    (4,706)    (8,518)      (11,236)   (17,366)
                                 --------   --------      --------   --------
    Income from operations       $ 49,756   $ 43,230      $140,080   $124,938
                                 ========   ========      ========   ========

Depreciation and amortization
  Publishing                     $  2,894   $  2,826      $  8,657   $  8,520
  Broadcasting                      9,596      7,581        28,784     20,960
  Unallocated corporate               510        458         1,580      1,445
                                 --------   --------      --------   --------
     Total depreciation
      and amortization           $ 13,000   $ 10,865      $ 39,021   $ 30,925
                                 ========   ========      ========   ========

EBITDA
  Publishing                     $ 49,423   $ 39,846      $117,266   $ 97,121
  Broadcasting                     17,526     22,309        71,491     74,663
  Unallocated corporate            (4,196)    (8,060)       (9,656)   (15,921)
                                 --------   --------      --------    -------
    Total EBITDA                 $ 62,756   $ 54,095      $179,101   $155,863
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

Item 2.        Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


                             Results of Operations

The following discussion presents the key factors that have affected the company's business in the third quarter and first nine months of fiscal 2000 and fiscal 1999. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 1999. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

This section contains, and management's public commentary from time to time may contain, certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Readers are referred to the company's Form 10-K for the year ended June 30, 1999, for a discussion of such factors.


                             Results of Operations

                                     Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                  -------------------    -------------------
                                    2000       1999        2000       1999
 (In thousands except per share)  --------   --------    --------   --------

     Total revenues               $286,943   $265,121    $813,476   $765,882
                                  ========   ========    ========   ========

     Income from operations       $ 49,756   $ 43,230    $140,080   $124,938
                                  ========   ========    ========   ========

     Earnings before
       nonrecurring items         $ 24,816   $ 22,087    $ 68,298   $ 64,896
                                  ========   ========    ========   ========

     Net earnings                 $ 24,816   $ 22,087    $ 68,298   $ 66,321
                                  ========   ========    ========   ========



     Diluted earnings per share
       before nonrecurring items  $   0.47   $   0.41    $   1.29   $   1.20
                                  ========   ========    ========   ========

     Diluted earnings per share   $   0.47   $   0.41    $   1.29   $   1.23
                                  ========   ========    ========   ========

Net earnings of $24.8 million, or 47 cents per diluted share, were recorded in the quarter ended March 31, 2000, compared to net earnings of $22.1 million, or 41 cents per diluted share, in the prior-year third quarter. For the nine months ended March 31, 2000, net earnings were $68.3 million, or $1.29 per diluted share, compared to earnings before nonrecurring items of $64.9 million, or $1.20 per diluted share, in the prior-year period. Net earnings for the nine months ended March 31, 1999, included a post-tax gain of $1.4 million, or 3 cents per diluted share, from the sale of the Better Homes and Gardens Real Estate Service.

Fiscal 2000 diluted earnings per share before nonrecurring items increased 15 percent for the third quarter and 8 percent for the nine-month period compared to the prior-year periods. Management estimates that the acquisition of WGNX-Atlanta on March 1, 1999 diluted earnings per share by 8 cents per share in the third quarter and 21 cents per share in the nine months ended March 31, 2000. This compares to estimated fiscal 1999 dilution of two cents per share in both the quarter and nine-month period. These estimates include the after-tax effects of the station's operating results after amortization of acquired intangibles and interest expense on debt incurred to finance the acquisition. The weighted average diluted number of shares outstanding declined slightly in both periods compared to the prior-year periods primarily due to company share repurchases.

Third quarter revenues increased 8 percent and year-to-date revenues were up 6 percent from the comparative prior-year periods. Adjusting for the impacts of the WGNX-Atlanta acquisition and discontinued magazine titles, comparable revenues increased 8 percent in the third quarter and 5 percent in the nine-month period. Increased magazine advertising and book publishing revenues were the primary factors in the growth. An increase in revenues from integrated marketing programs also contributed to the year-to-date increase. Partially offsetting these increases was a $6 million decline in broadcasting political advertising revenue due to the biennial nature of political elections.

Third quarter and year-to-date operating costs increased 7 percent and 5 percent, respectively, compared to the prior-year periods. The increases reflected the WGNX-Atlanta acquisition, higher costs for television programming and volume-related increases in publishing production and delivery costs. Higher magazine paper costs also affected the third quarter comparison. These cost increases were partially offset by lower per-unit magazine production costs and management's overall expense control efforts. The reduction in corporate nonoperating expenses in both the quarter and year-to-date period result from management's cost containment efforts and the absence of prior-year costs related to the WGNX-Atlanta acquisition. The operating profit margin grew from 16 percent in the fiscal 1999 third quarter and nine-month periods to 17 percent in the corresponding current-year periods.

Net interest expense increased in both the quarter and nine-month period compared to the prior-year period as a result of debt incurred for the acquisition of WGNX-Atlanta.

The effective tax rate declined in both the quarter and the nine-month period primarily due to lower effective state rates.

On March 8, 2000, Meredith announced several major strategic initiatives designed to position the company for significant growth in a rapidly changing business environment that stresses convergence, interactivity and greater advertising accountability. These initiatives include the creation of a new business group - Interactive and Integrated Marketing, expansion and acceleration of Internet-related efforts on a company-wide basis, implementation of initiatives designed to grow the profit contribution of circulation activities and closing certain operations that no longer fit the company's business objectives. To move forward with these initiatives, Meredith has committed up to $100 million for investments in Internet and e-commerce activities, continued development of its consumer database, and strategic alliances and partnerships. Incremental spending related to these initiatives is expected to reduce earnings by 2 to 3 cents per share in the fourth quarter of fiscal 2000. Looking forward, the impact on fiscal 2001 earnings from these initiatives is expected to be a reduction in earnings per share of 10 to 15 cents. Additionally, the company plans to provide at least $10 million annually in marketing support to grow these businesses through advertising in its magazines and at its television stations. Investment spending related to the circulation initiatives is expected to reduce fiscal 2000 fourth quarter earnings by 8 to 10 cents per share and is also expected to reduce fiscal 2001 earnings by 8 to 10 cents per share. The final initiative resulted in the closing of Cross Stitch & Needlework and Decorative Woodcrafts magazines. In addition, the company announced it will no longer publish Crayola Kids magazine due to a disagreement with the licensor regarding the direction of the magazine. These decisions will result in nonrecurring charges in the fiscal 2000 fourth quarter of 35 to 37 cents per share. The nonrecurring charges will include the write-down of certain intangible assets and charges for severance benefits and other expenses related to the magazine closings. The intangible write-down, which is not deductible for federal tax purposes, will reduce future amortization expense by approximately $2 million annually. Severance benefits are expected to be paid out over the next twelve months from internally generated cash flows. Going forward, the closing of these magazines will result in an approximate $25 million annual reduction in revenues, but will not have a material impact on operating profits of the publishing segment.

Although the financial impact is not significant, Internet activity of the company's Web sites remains strong. For each month of the fiscal third quarter, page views on the company's Web sites were more than 15 million. This represented a 30 percent increase over the same months a year ago. In addition, unique visitors per month have doubled from the prior year, to a total of 1.5 million for Meredith's measured sites. The number of registrations generated by the sites also continues to accelerate. In the fiscal third quarter, more than 125,000 new registrants were added, bringing the total to nearly 800,000. This growth in traffic and registrations will be important as the company proceeds with its strategic initiatives.

Publishing
------------                         Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                  -------------------    -------------------
                                    2000       1999        2000       1999
     (In thousands)               --------   --------    --------   --------

     Revenues
     ---------
       Advertising                $111,494   $ 96,965    $285,848   $267,503
       Circulation                  70,273     68,451     208,090    205,018
       Other                        42,326     36,655     112,940    103,224
                                  --------   --------    --------   --------
     Total revenues               $224,093   $202,071    $606,878   $575,745
                                  ========   ========    ========   ========

     Operating profit             $ 46,532   $ 37,020    $108,609   $ 88,601
                                  ========   ========    ========   ========


Publishing revenues increased 11 percent compared to the prior-year quarter and 5 percent compared to the nine months ended March 31, 1999. Excluding the impact of discontinued magazine titles, comparable publishing revenues increased 12 percent in the third quarter and 7 percent in the nine-month period.

Comparable advertising revenues grew 13 percent in the third quarter and 6 percent in the fiscal year-to-date period. The strong third quarter performance reflected a 9 percent increase in ad pages for comparable titles with most titles reporting growth in both pages and revenues. Better Homes and Gardens, the company's largest circulation title, reported a 10 percent increase in ad pages sold in the third quarter following only slight growth in the first half of the fiscal year. The average revenue per page increased in both the quarter and year-to-date period. Also of note in the third quarter was an 8 percent increase in advertising pages and even stronger growth in ad revenues at Ladies Home Journal magazine. This growth contrasted with declines in ad pages in each of the first two fiscal quarters. Also contributing to the year-to-date increase in ad revenues was the addition of revenues from the Internet buying guide, Shop Online 1-2-3, distributed as a supplement to 5 million subscribers of 10 Meredith titles in the fiscal second quarter.
Looking forward, overall ad pages for the fourth quarter are currently expected to increase in the high-single digit range on a percentage basis compared to the prior-year quarter with stronger net revenues per page.

Magazine circulation revenues of comparable titles increased 3 percent in both the quarter and the fiscal year-to-date period compared to the prior-year periods. The growth reflected increased newsstand sales of special interest publications, the addition of revenues from the launch of Hometown Cooking and Antiques Extra magazines, increased frequency of Country Home and a larger subscriber base for MORE magazine. These increases were partially offset by a decline in circulation revenues at Ladies' Home Journal due to a reduction in rate base.

Other publishing revenues increased 15 percent in the quarter and 9 percent in the year-to-date period primarily due to stronger sales of book titles. Higher revenues from integrated marketing programs also contributed to the increase in the year-to-date period.

Publishing operating profit increased 26 percent in the fiscal 2000 third quarter and 23 percent for the fiscal year-to-date period versus the comparable prior-year periods. The improvements reflected increased magazine advertising revenues, lower per-unit magazine production costs, additional contribution from newsstand sales and higher sales volume and margins from book publishing operations. A volume-related increase in operating profits from integrated marketing operations also contributed to the improved performance in the nine months ended March 31, 2000. In addition, management's overall expense control efforts contributed to the improvement in both periods. Looking forward, the aforementioned investment spending related to the circulation initiatives is expected to result in no growth, and possibly a decline, in publishing operating profits in the company's fourth quarter compared to the fiscal 1999 fourth quarter.

Major suppliers increased paper prices approximately 5-7 percent, depending on the grade of paper, on April 1, 2000. This followed an increase of similar magnitude on October 1, 1999 that resulted in higher average paper prices in the fiscal third quarter compared to a year earlier. Average paper prices in the year-to-date period remain slightly favorable to the prior-year period. In early calendar year 2000, the United States Postal Service filed a rate case proposing a 15 percent increase in the cost of mailing periodicals. Management views this increase as excessive and has been working diligently, in part through trade organizations, to attempt to moderate the increase, which is anticipated to be effective in January 2001. The Postal Rate Commission, which determines the actual rate changes, has also expressed concern over the proposed increase for periodicals and has requested additional evidence from the Postal Service to support its rate case.


Broadcasting
------------                         Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                  -------------------    -------------------
                                    2000       1999        2000       1999
     (In thousands)               --------   --------    --------   --------

     Revenues
     ---------
       Advertising                $ 60,984   $ 61,176    $201,283   $184,176
       Other                         1,866      1,874       5,315      5,961
                                  --------   --------    --------   --------
     Total revenues               $ 62,850   $ 63,050    $206,598   $190,137
                                  ========   ========    ========   ========

     Operating profit             $  7,930   $ 14,728    $ 42,707   $ 53,703
                                  ========   ========    ========   ========

Including revenues from WGNX-Atlanta, acquired on March 1, 1999, revenues decreased slightly in the fiscal 2000 third quarter but increased 9 percent in the nine months ended March 31, 2000 compared to the prior-year periods. Excluding the impact of that acquisition, comparable revenues declined 6 percent in the quarter and less than 1 percent in the nine-month period. Management believes television advertising revenues were adversely affected by weak prime-time ratings for the FOX network and increased television advertising inventory in general. Both the ABC and FOX networks have made additional spots available to most of their affiliates over the past year, increasing the amount of inventory available to advertisers. An approximate $6 million decline in political advertising revenues also affected the year-to-date comparisons. Most of the company's comparable stations reported lower advertising revenues in both the quarter and year-to-date periods. The notable exception was KVVU-Las Vegas that continues to benefit from a healthy growth market and strong ratings. Looking forward to the fiscal fourth quarter, advertising bookings are currently pacing up in the low-single digit range, on a percentage basis, versus the prior-year quarter. The broadcasting industry continues to experience month-to-month volatility. Pacing data is based on current information and actual results may differ.

Operating profit declined from $14.7 million in the fiscal 1999 third quarter to $7.9 million in the current quarter. In the nine months ended March 31, 2000, operating profits were $42.7 million versus $53.7 million in the prior-year period. The decline in operating profits in both periods reflected the weak revenue performance of comparable stations, continuing investments in WGNX-Atlanta, and investments in news expansion and improvement across the comparable stations.

                        Liquidity and Capital Resources

                                                                       Percent
     Nine months ended March 31              2000             1999      Change
     --------------------------           ---------        --------    -------
     (In thousands)

     Net earnings                        $  68,298         $  66,321      3 %
                                         =========         =========     ====

     Cash flows from operations          $  85,457         $  85,467      --
                                         =========         =========     ====

     Cash flows from investing           $ (31,679)        $(378,866)    92 %
                                         =========         =========     ====

     Cash flows from financing           $ (50,501)        $ 319,151      nm
                                         =========         =========     ====

     Net cash flows                      $   3,277         $  25,752    (87)%
                                         =========         =========     ====

     EBITDA                              $ 179,101         $ 155,863     15 %
                                         =========         =========     ====
     nm - not meaningful

Cash and cash equivalents increased by $3.3 million in the first nine months of fiscal 2000 compared to an increase in cash of $25.8 million in the comparable prior-year period. The change reflected increased use of cash for capital expenditures in the current period. In addition, prior-year results included proceeds from the disposition of the company's real estate operations. Total cash provided by operating activities showed little change from the prior-year period.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA for the first nine months of fiscal 2000 increased 15 percent from the prior-year period. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At March 31, 2000, debt outstanding consisted of $330 million outstanding under two variable-rate unsecured amortizing term loans and $200 million outstanding in fixed-rate unsecured senior notes. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities. The debt agreements include certain financial covenants related to debt levels and coverage ratios. As of March 31, 2000, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements. The weighted-average interest rate on debt outstanding at March 31, 2000 was approximately 6.5 percent.

In the nine months ended March 31, 2000, the company spent $42.3 million to repurchase an aggregate of nearly 1.3 million shares of Meredith Corporation common stock at then current market prices in conjunction with the company's ongoing stock repurchase program. This compares with spending of $40.9 million for the repurchase of an aggregate of approximately 1.0 million shares in the comparable prior-year period. The current period totals include the repurchase of 271,000 shares under put option agreements entered into on August 1, 1998. As of March 31, 2000, the company had put option agreements to repurchase approximately 1.3 million shares. These agreements expire in July 2000.

On November 8, 1999, the board authorized the repurchase of up to 1 million additional shares subject to market conditions. On March 27, 2000, the board authorized the repurchase of an additional 2 million shares through public and private transactions. Based on management's belief that the stock is undervalued at current levels, the company has increased its share repurchase activity. As of March 31, 2000, approximately 3.5 million shares could be repurchased under existing authorizations by the board of directors. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. The status of this program is reviewed at each quarterly board of directors meeting.

Dividends paid in the first nine months of fiscal 2000 were $11.9 million, or 23 cents per share, compared with $11.2 million, or 21.5 cents per share, in the prior-year period. In January 2000, the board of directors increased the quarterly dividend by 7 percent (one-half cent per share) to 8.0 cents per share effective with the dividend payable on March 15, 2000. On an annual basis, the effect of this quarterly dividend increase would be to increase dividends paid by approximately $1.0 million at the current number of shares outstanding.

Spending for property, plant and equipment increased to $29.6 million in the first nine months of fiscal 2000 from $16.9 million in the prior-year period. The increase primarily resulted from higher current-year spending for the construction of a new broadcasting facility at KPDX-Portland, the purchase of land for a new broadcasting facility at WGNX-Atlanta and equipment for broadcasting news expansion and the conversion to digital technology at several television stations. Total capital expenditures in fiscal 2000 are expected to increase substantially from the fiscal 1999 spending level. Funds for capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.

Year 2000
---------

The Year 2000 issue concerned the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. Management undertook significant efforts to identify, remediate and test applicable systems and equipment. In addition, management monitored the progress of material third parties in their efforts to become Year 2000 ready. Readers are referred to the company's Form 10-K for the year ended June 30, 1999, for a more complete description of these efforts. As of the date of this filing, the company has not experienced any material adverse consequences related to Year 2000 failures of the company's or material third parties' systems or equipment.

Through March 31, 2000, the company has spent approximately $3.25 million to address Year 2000 issues. No further costs are expected. The spending consisted primarily of costs for the remediation of internal systems and broadcasting equipment. The majority of the internal system remediation efforts related to staff costs of on-staff systems engineers and, therefore, were not incremental costs. Funds for these costs were provided by the operating cash flows of the company.

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

The company uses interest rate swap agreements to effectively fix the interest rate on a substantial portion of its bank debt. Therefore, there is no material earnings or liquidity risk associated with the interest rate swap contracts. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a fair market value of $1.9 million compared to the current fair market value of $4.5 million at March 31, 2000.

At March 31, 2000, the company had put option agreements which may require the company to repurchase up to 1.3 million common shares. The risk to the company of an increase in share price is from a liquidity perspective. Based on the March 31, 2000 closing price, a 10 percent increase in share price would cause the potential repurchase cost for these put options to increase by $3.5 million.

There has been no material change in the market risk associated with program rights payable since June 30, 1999.


Item 5.  Other Information

On March 1, 2000, Suku V. Radia joined Meredith as Vice President and Chief Financial Officer. Mr. Radia had been the Managing Partner of the Des Moines office of KPMG LLP, a global professional services firm, since 1993. He replaces Stephen M. Lacy who was named President of the newly created Meredith Interactive and Integrated Marketing Group on March 8, 2000. Meredith had previously announced that Mr. Lacy would be assuming a senior leadership position in the company's publishing business.

On March 29, 2000, Cary D. Jones was named President of the Meredith Broadcasting Group, replacing John P. Loughlin who resigned to pursue another career opportunity. Mr. Jones had previously served as a Meredith Broadcasting Group General Manager with responsibility for three of the company's television stations. He has nearly 30 years experience in the broadcasting and advertising business.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibits

    27)  Financial Data Schedule

(b) Reports on Form 8-K

   The company filed a report on Form 8-K on March 15, 2000, reporting under
Item 5 that the company had announced several strategic initiatives and the related financial impact of those initiatives.

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MEREDITH CORPORATION
                              Registrant



                                 (Suku V. Radia)
                                  Suku V. Radia
                      Vice President - Chief Financial Officer
                              (Principal Financial and
                                 Accounting Officer)










Date: May 11, 2000

                               Index to Exhibits




     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------

      27          Financial Data Schedule