Form 10-K405
period 2000-06-30
MEREDITH CORP
filed 2000-09-20
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   Form 10-K


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2000
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

The registrant estimates the aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 2000, was $1,139,186,000 based upon the closing price on the New York Stock Exchange at that date.

Number of common shares outstanding at July 31, 2000:         39,533,108
Number of class B shares outstanding at July 31, 2000:        10,851,320
                                                              ----------
  Total common and class B shares outstanding                 50,384,428
                                                              ==========

                        DOCUMENT INCORPORATED BY REFERENCE


          Description of document              Part of the Form 10-K
   ------------------------------------   --------------------------------

   Certain portions of the Registrant's
     Proxy Statement for the Annual       Part III to the extent described
     Meeting of Stockholders to be        therein.
     held on November 13, 2000


-------------------------------------------------------------------------------


                                    PART I

Item 1.  Business

General
-------

Meredith Corporation was founded in 1902 by Edwin Thomas Meredith and incorporated in Iowa in 1905. Since its beginnings in agricultural publishing, the company has expanded to include mass audience and special interest publications designed to serve the home and family market. In 1948, Meredith entered the television broadcasting business. The company now owns and operates television stations in twelve locations across the continental United States. These publishing and broadcasting businesses and associated trademarks have been the core of Meredith's success. In addition, the company has utilized these assets to expand into interactive and integrated marketing operations.

The company has two business segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, brand licensing, and other related operations. Prior to fiscal 1999, the publishing segment also included the residential real estate franchising operations that were sold effective July 1, 1998. The broadcasting segment includes the operations of 12 network-affiliated television stations and syndicated television program marketing and development. Virtually all of the company's revenues are generated and assets reside within the United States. There are no material intersegment transactions.

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

The company had 2,703 employees at June 30, 2000 (including 143 part-time employees).


Business Developments
---------------------

In March 2000, Meredith announced several major strategic initiatives designed to position the company for significant growth in a rapidly changing business environment that stresses convergence, interactivity and greater advertising accountability. These initiatives include the creation of a new business group
- Interactive and Integrated Marketing - and expansion and acceleration of Internet-related efforts on a company-wide basis. To move forward with these initiatives, Meredith has committed up to $100 million for investments in Internet and e-commerce activities, continued development of its consumer database, and strategic alliances and partnerships. These operations are an integral part of the company's Publishing and Broadcasting Groups and are reported in the financial results of those segments.

Meredith plans to create the premier home and family Internet site using its award-winning flagship site - bhg.com - as a launch platform. This will include the development of esxtensive and unique content and applications in its core content areas of decorating, food, home improvement and remodeling. The company also plans to expand its Internet presence and applications at several of its broadcast stations. In addition, several strategic relationships and alliances have been undertaken to enhance Meredith's Internet presence, including investments in or alliances with:

  -- HomePortfolio.com - a leading Internet destination for premium home-design products.
  -- ThirdAge Media - an integrated media and direct marketing eNetwork for adults 45 years and older.
  -- XSAg.com - an Internet trading exchange for manufacturers, distributors, dealers and growers to buy and sell agricultural inputs.
  -- Golf.com - an online provider of comprehensive golf information and coverage.
  -- America Online - a leader in interactive services, Web brands, Internet technologies and e-commerce services.

The March 2000 announcement also included initiatives designed to grow the profit contribution of circulation activities. At the same time Meredith announced the closing of certain operations that no longer fit the company's business objectives.

The information required by this item regarding financial information about industry segments is set forth on pages F-44 to F-46 of this Form 10-K and is incorporated herein by reference.

Description of Business
-----------------------

PUBLISHING
----------

     Years ended June 30            2000           1999           1998
     -------------------------------------------------------------------
     (In thousands)

     Publishing revenues          $817,715       $774,031       $769,197
                                  ========       ========       ========

     Publishing operating profit  $139,905       $119,581       $101,145
                                  ========       ========       ========

Publishing represented 75 percent of the company's consolidated revenues and 70 percent of consolidated operating profit before unallocated corporate expenses in fiscal 2000. Operating profit in fiscal 2000 is reported before nonrecurring charges.


Magazine
--------

Magazine operations account for more than 85 percent of the revenues and operating profit of the publishing segment and include more than 20 magazine brands that appeal primarily to consumers in the home and family market. Key advertising and circulation information for major subscription titles is as follows:
                                                   August
     Title                          Frequency     Rate Base     Ad Pages
     -------------------------------------------------------------------
     Better Homes and Gardens - Home service
       Fiscal 2000                  Monthly       7,600,000      2,006
       Fiscal 1999                  Monthly       7,600,000      1,946

     Ladies' Home Journal - Women's service
       Fiscal 2000                  Monthly       4,100,000      1,388
       Fiscal 1999                  Monthly       4,500,000      1,397

     Country Home - Home decorating
       Fiscal 2000                  8x/year       1,000,000        770
       Fiscal 1999                  8x/year*      1,000,000        701

     Midwest Living - Regional travel and lifestyle
       Fiscal 2000                  Bimonthly       815,000        638
       Fiscal 1999                  Bimonthly       815,000        628

     Traditional Home - Home decorating
       Fiscal 2000                  Bimonthly       800,000        738
       Fiscal 1999                  Bimonthly       800,000        645

     WOOD - Woodworking projects and techniques
       Fiscal 2000                  9x/year         550,000        425
       Fiscal 1999                  9x/year         600,000        460

     MORE - Women's service (age 40+)
       Fiscal 2000                  Bimonthly       525,000        430
       Fiscal 1999                  Bimonthly       500,000        384

     Family Money - Personal finance
       Fiscal 2000                  Bimonthly       525,000        253
       Fiscal 1999                  Bimonthly*      500,000        227

     Successful Farming - Farm information
       Fiscal 2000                  12x/year        442,000        669
       Fiscal 1999                  12x/year        475,000        661

     Golf for Women - Golf instruction and information
       Fiscal 2000                  Bimonthly       380,000        422
       Fiscal 1999                  Bimonthly       370,000        413


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

Better Homes and Gardens magazine, the company's flagship, accounts for a significant percentage of revenues and operating profit of the company and the publishing segment. Meredith's other magazines brands, in addition to those listed above, are Renovation Style, Country Gardens, and the crafts collection of publications, which includes Crafts & Decorating Showcase, American Patchwork & Quilting, Paint Decor and Scrapbooks etc. Meredith also has a 50 percent interest in a monthly Australian edition of Better Homes and Gardens magazine.

Two new titles, Hometown Cooking and Antiques Extra, were launched in fiscal 2000. Hometown Cooking features recipes from hometown cookbooks across the country. Antiques Extra is designed for readers seeking in-depth coverage of antiques and collectibles. In addition, Meredith published an Internet buying guide, Shop Online 1-2-3, that was delivered as a supplement to selected subscribers of 10 Meredith titles.

Crayola Kids magazine was discontinued effective with the May 2000 issue.
Cross Stitch & Needlework and Decorative Woodcrafts were discontinued effective with the July/August 2000 issues.

The company also publishes a group of Special Interest Publications, primarily under the Better Homes and Gardens name, that are typically sold only on the newsstand. These titles are issued from one to six times annually. Titles published quarterly or bimonthly include Decorating, Home Plan Ideas, Kitchen and Bath Ideas, Do It Yourself, Garden, Deck & Landscape, Quick & Easy Decorating and Window & Wall Ideas. More than 100 issues were published in total in fiscal 2000 in categories like decorating, do-it-yourself, home plans, crafts, gardening, holidays and cooking.

Advertising
-----------

     Years ended June 30               2000           1999           1998
     ----------------------------------------------------------------------
     (In thousands)

     Advertising revenues            $385,953       $359,123       $350,158
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


Circulation
-----------

     Years ended June 30               2000           1999           1998
     ----------------------------------------------------------------------
     (In thousands)

     Circulation revenues            $275,642       $273,621       $271,004
                                     ========       ========       ========

Subscription revenues, the largest source of circulation revenues, are generated through direct-mail solicitation, agencies, insert cards, the Internet and other means. Single-copy sales also are important sources of circulation revenues for most magazines. All of the company's subscription magazines, except Successful Farming, are also sold by single-copy. Successful Farming is available only by subscription to qualified farm families. Magazine wholesalers have the right to receive credit from the company for magazines returned to them by retailers.


Other
-----
     Years ended June 30               2000           1999           1998
     ----------------------------------------------------------------------
     (In thousands)

     Other revenues                  $156,120       $141,287       $148,035
                                     ========       ========       ========

Other revenues include sales of books, integrated marketing and other custom publishing projects, ancillary products and services and revenues from license fees.

Meredith Integrated Marketing offers advertisers and other external clients integrated strategies that combine all of Meredith's custom capabilities. Meredith's consumer database, which contains more than 60 million names, is the largest domestic database among media companies and enables magazine and television advertisers to precisely target marketing campaigns. These marketing programs are important because they provide revenue sources that are independent of advertising and circulation. Fiscal 2000 clients include The Home Depot USA, Inc., Kraft Foods, Nestle USA, Inc., Lutheran Brotherhood and The Iams Company.

The company publishes and markets a line of approximately 300 consumer home and family service books, published primarily under the Better Homes and Gardens trademark and the Ortho and The Home Depot names. They are sold through retail book and specialty stores, mass merchandisers and other means. Sixty-nine new or revised titles were published during fiscal 2000. The company has contracts with The Scotts Company and The Home Depot USA, Inc., to produce and sell books under the Ortho and The Home Depot names, respectively.

Meredith receives an annual license fee from GMAC Home Services, Inc., for the use of the Better Homes and Gardens trademark in connection with residential real estate marketing.


Production and Delivery
-----------------------

The major raw materials essential to this segment are coated publication and book-grade papers. Meredith supplies all of the paper for its magazine production and most of the paper for its book production. The company's major paper suppliers raised prices on most types of paper during fiscal 2000 resulting in higher average paper prices for the fiscal year. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. However, at this time, management anticipates little change in paper prices over the next year. The company has contractual agreements with major paper manufacturers to ensure adequate supplies of paper for planned publishing requirements.

The company has printing contracts for all of its magazine titles. Its two largest titles, Better Homes and Gardens and Ladies' Home Journal, are printed under long-term contracts with a major United States printer. The company's largest magazine printing contract was renegotiated and the company entered into new contracts with several other major printers over the last two fiscal years. These contracts resulted in lower unit costs in the second half of fiscal 2000. These lower rates are expected to continue, subject to annual rate adjustments, through the life of the contracts. All of the company's published books are manufactured by outside printers. Book manufacturing contracts are generally on a title-by-title basis.

Postage is also a significant expense to this segment due to the large volume of magazine and subscription promotion mailings. The publishing operations continually seek the most economical and effective methods for mail delivery. Accordingly, certain cost-saving measures, such as pre-sorting and drop-shipping to central postal centers, are utilized. The United States Postal Service has filed a rate case proposing a 15 percent increase in the cost of mailing periodicals. Management views this increase as excessive and has been working diligently, with others in the industry and through trade organizations, to attempt to moderate the proposed increase, which is anticipated to be effective in January 2001. The actual amount of the increase is expected to be announced in November 2000.

Paper, printing and postage costs accounted for approximately 40 percent of the publishing segment's fiscal 2000 operating costs.

Fulfillment services for the company's magazine operations are provided by an unrelated third party. National newsstand distribution services are also provided by an unrelated third party under a multi-year agreement.


Competition
-----------

Publishing is a highly competitive business. The company's magazines, books, and related publishing products and services compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial quality and customer service.
Competition for advertising dollars in magazine operations is primarily based on advertising rates, reader response to advertisers' products and services and effectiveness of sales teams. Better Homes and Gardens and Ladies' Home Journal compete for readers and advertising dollars primarily in the women's service magazine category. Both are part of a group known as the "Seven Sisters," which also includes Family Circle, Good Housekeeping, McCall's, Redbook and Woman's Day magazines, published by other companies. In fiscal 2000, the combined advertising revenue market share of Better Homes and Gardens and Ladies' Home Journal magazines totaled approximately 40 percent. Their share exceeded that of each of the three other publishers included in the Seven Sisters.


BROADCASTING
------------

     Years ended June 30               2000           1999           1998
     ----------------------------------------------------------------------
     (In thousands)

     Broadcasting advertising
       revenues                      $272,096       $254,277       $229,871
                                     ========       ========       ========
     Broadcasting total revenues     $279,450       $262,091       $240,730
                                     ========       ========       ========
     Broadcasting operating profit   $ 59,594       $ 72,347       $ 74,532
                                     ========       ========       ========

Broadcasting represented 25 percent of the company's consolidated revenues and 30 percent of consolidated operating profit before unallocated corporate expenses in fiscal 2000. Operating profit in fiscal 2000 is reported before nonrecurring charges. Broadcasting results include the effects of the acquisitions of WGCL-Atlanta in March 1999; WFSB-Hartford in September 1997; and KPDX-Portland, KFXO-Bend and WHNS-Greenville in July 1997. The Atlanta station's call letters were changed from WGNX to WGCL on July 4, 2000, as part of the station's branding initiatives.

   Station,
   Channel,
   Market, Network              DMA        Expiration   Average   Commercial
   Affiliation,     TV Homes    National   Date of FCC  Audience  TV Stations
   Frequency(1)      in DMA     Rank(2)    License      Share(3)  in Market(4)
-----------------   ---------   --------   -----------  --------  ----------
  WGCL-TV, Ch. 46   1,775,000      10        4-1-2005      7.3%      3 VHF
  Atlanta, Ga.                                                       6 UHF
  (CBS) UHF

  KPHO-TV, Ch. 5    1,391,000      17       10-1-2006     10.5%      4 VHF
  Phoenix, Ariz.                                                     4 UHF
  (CBS) VHF

  WOFL-TV, Ch. 35   1,102,000      22        2-1-2005      6.8%      3 VHF
  Orlando/Daytona Beach/Melbourne, Fla.                              5 UHF
  (FOX)  UHF

  KPDX-TV, Ch. 49   1,004,000      23        2-1-2007      8.8%      4 VHF
  Portland, Ore.                                                     2 UHF
  (FOX)  UHF

  WFSB-TV, Ch. 3      916,000      27        4-1-2007     15.0%      2 VHF
  Hartford/New Haven, Conn.                                          5 UHF
  (CBS)  VHF

  WSMV-TV, Ch. 4      826,000      30        8-1-2005     15.0%      3 VHF
  Nashville, Tenn.                                                   5 UHF
  (NBC)  VHF

  KCTV, Ch. 5         821,000      31        2-1-2006     15.5%      3 VHF
  Kansas City, Mo.                                                   5 UHF
  (CBS)  VHF

  WHNS-TV, Ch. 21     732,000      35       12-1-2004      5.8%      3 VHF
  Greenville, S.C./Spartanburg, S.C./Asheville, N.C.                 4 UHF
  (FOX)  UHF

  KVVU-TV, Ch. 5      521,000      53       10-1-2006      7.8%      4 VHF
  Las Vegas, Nev.                                                    4 UHF
  (FOX)  VHF

  WNEM-TV, Ch. 5      444,000      64       10-1-2005     16.8%      2 VHF
  Flint/Saginaw/Bay City, Mich.                                      2 UHF
  (CBS)  VHF

  WOGX-TV, Ch. 51     104,000     165        2-1-2005      7.5%      3 UHF
  Ocala/Gainesville, Fla.
  (FOX)  UHF

  KFXO-LP, Ch. 39      42,000     200        2-1-2007      8.3%      2 UHF
  Bend, Ore.
  (FOX)  UHF

(1) VHF (very high frequency) stations transmit on channels 2 through 13; UHF(ultra high frequency) stations transmit on channels above 13. Technical factors and area topography determine the market served by a television station.

(2) Designated Market Area (DMA), as defined by A.C. Nielsen Company (Nielsen), is an exclusive geographic area consisting of all counties in which local stations receive a preponderance of total viewing hours. The national rank is the Nielsen 1999-2000 DMA ranking based on estimated television households.

(3) Average audience share represents the estimated percentage of households using television tuned to the station. The percentages shown reflect the average Nielsen ratings share for the May 1999, July 1999, November 1999, and February 2000 measurement periods from 9 a.m. to midnight daily.

(4) The number of commercial television stations reported is from BIA's "Investing in Television Market Report 2000" dated February 2000. The company's station and all other stations reporting revenues are included. Public television stations are not included.


Operations
----------

Advertising is the principal source of revenues for the broadcasting segment. The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of in-market broadcasters and audience demographics for programming. National advertising representative firms sell most national advertising. Sales staff at each station generate local/regional advertising revenues.

All of the company's television stations are network affiliates. Generally, a network provides programs to its affiliated television stations, sells commercial advertising announcements within the network programs and, in some instances, compensates the local stations by paying an amount based on the television station's network affiliation agreement. In addition, the affiliated stations make payments to the network for certain programming costs such as professional football. Affiliation with a national network has an important influence on a station's advertising rates. The company's six FOX affiliates have agreements which expire in June 2007. As a standard practice, the FOX network makes no cash payments to affiliates. In fiscal 2000, the company's FOX affiliates began paying the FOX network in exchange for additional advertising spots in prime time programming. The company's five CBS affiliates have agreements which expire from April 2002 to December 2005. During fiscal 2000, the company completed negotiations to renew the agreement for its Nashville NBC affiliate. The company will continue to receive compensation under the new agreement, which expires in December 2006, at a reduced level. The amount of the reduction is not material. Historically the company's relations with the networks have been good.

Local news programming is an important source of advertising revenues to television stations, as local advertisers typically allocate 25 to 35 percent of their advertising budgets to local news. The company's stations have increased the number of hours of news programming significantly over the last two years. In fiscal 2001, KPDX-TV, the company's FOX affiliate in Portland, will begin to produce local news programming which was previously purchased from a local competitor. The company also plans to continue to improve the news operation at WGCL-TV, the CBS affiliate in Atlanta acquired in March 1999, and at WOFL-TV, the company's FOX affiliate in Orlando.

The costs of locally produced and purchased syndicated programming are a significant portion of television operating expenses. Syndicated programming costs are determined based upon largely uncontrollable market factors, primarily demand from other stations in the market. In recent years, the company has emphasized its locally produced news and entertainment programming. This allows the company to control the content and quality of the programming and to better control costs.


Competition
-----------

Meredith television stations compete directly for advertising dollars and programming in each of their markets with other television stations and cable television providers. Other mass media providers such as newspapers, radio, direct broadcast satellite and the Internet also provide competition for market advertising dollars and for entertainment and news information. Competitive factors include market share, audience demographics and advertising rates. Audience acceptance of a station's programming, whether local, network or syndicated, affects the station's competitive position. Ownership consolidation continues to occur in the television broadcast industry which may increase local market competition for syndicated programming. In addition, local television stations may face increased competition over the next several years due to the ability of new video service providers (e.g. telephone companies) to enter the industry. The company cannot predict the effects of these actions on the future results of the company's broadcasting operations.


Regulation
----------

Television broadcasting operations are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act). Under the Communications Act, the FCC performs many regulatory functions including granting of station licenses and determining regulations and policies which affect the ownership, operation, programming and employment practices of broadcast stations. The FCC must approve all television licenses and therefore compliance with FCC regulations is essential to the operation of this segment. The maximum term of broadcast licenses is eight years. Management is not aware of any reason why its television station licenses would not be renewed by the FCC. The Communications Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. The Telecommunication Act of 1996 (1996 Act) allows broadcast companies to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 35 percent of U.S. television households. In August 1999, the FCC issued regulations permitting the ownership of two stations in a market under certain circumstances. As of June 30, 2000, the company's household coverage is approximately 7.2 percent (based on the FCC method of calculation which includes 50 percent of the market size for UHF stations owned).

Congressional legislation and FCC rules are subject to change and these groups may adopt regulations that could affect future operations and profitability of the company's broadcasting segment. In April 1997, the FCC announced rules for the implementation of digital television (DTV) service. Under these rules, all broadcasters who, as of April 3, 1997, held a license to operate a full-power television station or a construction permit for such a station will be assigned, for an eight-year transition period, a second channel on which to initially provide separate DTV programming or simulcast its analog programming. Stations must construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. According to these rules, the company's Atlanta, Phoenix, Orlando, Portland and Hartford/New Haven broadcast television station are currently required to transmit digital signals. The company's remaining stations, with the exception of low-power KFXO, must follow suit by May 2002. At the end of the transition period, analog television transmissions will cease, and DTV channels may be reassigned. The FCC hopes to complete the transition to DTV by 2006. The Commission has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary. The impact of these rulings to the company are uncertain. However, digital conversion requires capital expenditures of approximately $2 million per station to transmit a digital signal and comply with current DTV requirements.

In April 2000, Meredith and other broadcasters dedicated a portion of their digital spectrum to create a wireless infrastructure to deliver content to consumers. This new venture is called iBlast Networks. Meredith owns a minority position in iBlast and will share in its revenues. iBlast currently expects to begin service in calendar 2001.

The information given in this section is not intended to be a complete listing of all regulatory provisions currently in effect. The company cannot predict what changes to current legislation will be adopted or determine what impact any changes could have on its television broadcasting operations.


EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF AUGUST 30, 2000)
-----------------------------------------------------------------------------
                                                                    Executive
                                                                     Officer
       Name           Age                    Title                    Since
-------------------   ---   -------------------------------------   ---------
William T. Kerr        59   Chairman and Chief Executive Officer       1991
Christopher M. Little  59   President - Publishing Group               1994
Cary D. Jones          50   President - Broadcasting Group             2000
Stephen M. Lacy        46   President - Interactive and Integrated
                                          Marketing Group              1998
Leo R. Armatis         62   Vice President - Corporate Relations       1995
Suku V. Radia          49   Vice President - Chief Financial Officer   2000
John S. Zieser         41   Vice President - General Counsel
                              and Secretary                            1999

Executive officers are elected to one-year terms of office each November. Mr. Kerr is a director of the company. Mr. Kerr, Mr. Little and Mr. Armatis have been employed by the company for at least five years. Mr. Jones became president - Broadcasting Group on March 29, 2000. He previously served as a Broadcasting Group vice president and group general manager with responsibilities for four of the company's television stations. He joined Meredith in July 1997 as vice president and general manager of the stations in Portland and Bend, Oregon. Mr. Jones had served in a similar capacity for First Media Television, L.P., from 1993 until Meredith acquired the stations. Mr. Lacy became president - Interactive & Integrated Marketing Group on March 8, 2000. He joined Meredith as vice president-chief financial officer on February 3, 1998. Prior to joining Meredith, Mr. Lacy had been, successively, vice president-chief financial officer, executive vice president, and president of Johnson & Higgins/Kirke-Van Orsdel, a company that provides outsourced administrative services for employee benefit plans of Fortune 1000 companies, from 1992 until the time he joined Meredith. Mr. Radia joined Meredith as vice president-chief financial officer on March 1, 2000. Prior to that he had served as managing partner of the Des Moines office of KPMG LLP, a global professional services firm, since 1993. Mr. Zieser became vice president-general counsel and secretary on January 18, 1999. Prior to joining Meredith, Mr. Zieser had been group president of First Data Merchant Services Corporation
(FDMS), a leading provider of merchant processing and information services at the point of sale and over the Internet. Mr. Zieser joined FDMS in 1993 as legal counsel and was subsequently promoted to associate general counsel prior to his appointment to other senior management positions.


Item 2.  Properties

Meredith Corporation headquarters are located at 1716 and 1615 Locust Street, Des Moines, Iowa. The company owns these buildings and is the sole user. Meredith also owns an office building located at 1912 Grand Avenue in Des Moines. Meredith employees occupy a portion of the facility and approximately one-third of the space in that building is leased to an outside party.

The publishing segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue, New York, New York. The New York facility is used primarily as an advertising sales office for all Meredith magazines and headquarters for Ladies' Home Journal, Golf for Women and Family Money magazines. The publishing segment also maintains ad sales offices, which are leased, in Chicago, San Francisco, Los Angeles, Detroit and several other cities. These offices are adequate for their intended use.

The broadcasting segment operates from offices in the following locations:
Atlanta, Ga.; Phoenix, Ariz.; Orlando, Fla.; Portland, Ore.; Hartford, Conn.; Nashville, Tenn.; Kansas City, Mo.; Greenville, S.C.; Asheville, N.C.; Las Vegas, Nev.; Flint, Mich.; Saginaw, Mich.; Ocala, Fla.; Gainesville, Fla.; and Bend, Ore. All of these properties, except those noted, are owned by the company and are adequate for their intended use. The properties in Asheville, Flint, Gainesville and Bend are leased and are currently adequate for their intended use. The Atlanta station is currently operating from two separate leased properties which does not provide space that can be used efficiently and effectively. Therefore, the company has purchased land and begun construction of new facilities. Construction is expected to be completed in calendar year 2001. Each of the broadcast stations also maintains an owned or leased transmitter site.

The interactive & integrated marketing group operates primarily from the headquarter's offices in Des Moines and leased facilities in New York City. These facilities are currently adequate for their intended use.

Item 3.  Legal Proceedings

There are various legal proceedings pending against the company arising from the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims would not have a material effect on the company's earnings, financial position or liquidity.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of stockholders since the company's last annual meeting held on November 8, 1999.



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

                               High       Low     Dividends
                              ------    ------    ---------
      Fiscal 2000
        First Quarter         $38.87    $31.81    $ .075
        Second Quarter         42.00     33.31      .075
        Third Quarter          41.06     22.37      .080
        Fourth Quarter         36.25     25.50      .080

      Fiscal 1999
        First Quarter         $48.50    $28.56    $ .070
        Second Quarter         40.00     26.69      .070
        Third Quarter          40.25     30.87      .075
        Fourth Quarter         38.00     30.62      .075


Stock of the company became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2000, there were approximately 1,800 holders of record of the company's common stock and 1,200 holders of record of class B stock.


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


Item 8.  Financial Statements and Supplementary Data

The information required by this Item is set forth on pages F-18 through F-50 of this Form 10-K and is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2000, under the caption "Election of Directors" and in Part I of this Form 10-K on pages 12 and 13 under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2000, under the captions "Compensation of Executive Officers" and "Retirement Programs and Employment Agreements" and in the last three paragraphs under the caption "Board Committees" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2000, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2000, in the last paragraph under the caption "Board Committees" and is incorporated herein by reference.



                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the company and its subsidiaries are filed as part of this report as set forth on the Index at page F-1.

   (a)1.  Financial Statements:

          Consolidated Statements of Earnings for the years ended
            June 30, 2000, 1999 and 1998
          Consolidated Balance Sheets as of June 30, 2000 and 1999 Consolidated Statements of Stockholders' Equity for the
            years ended June 30, 2000, 1999 and 1998
          Consolidated Statements of Cash Flows for the years ended
            June 30, 2000, 1999 and 1998
          Notes to Consolidated Financial Statements
          Independent Auditors' Report



  (a) 2. Financial Statement Schedule for the years ended June 30, 2000, 1999 and 1998:

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

          3.2  The Restated Bylaws, as amended.

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

         10.1 Amendment to the Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the company's Annual Report on Form 10-K for the year ended June 30, 1999.

         10.2 Agreement dated February 25, 1999, between Meredith Corporation and William T. Kerr regarding conversion of restricted stock award shares into stock equivalents is incorporated herein by reference to Exhibit 10.2 to the company's Annual Report on Form 10-K for the year ended June 30, 1999.

         10.3 Meredith Corporation 1972 Management Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the company's Annual Report on Form 10-K for the year ended June 30, 1999.

         10.4 Employment Agreement dated February 2, 1998, between Meredith Corporation and E. T. Meredith III is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

         10.5 Employment agreement dated November 11, 1996, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1996.

         10.6 Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to
               Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

         10.7 Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors, as amended, is incorporated herein by reference to
               Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

         10.8 Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ending December 31, 1993.

         10.9  1992 Meredith Corporation Stock Incentive Plan effective
               August 12, 1992, is incorporated herein by reference to Exhibit 10b to the company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

        10.10 Meredith Corporation 1996 Stock Incentive Plan effective August 14, 1996, is incorporated herein by reference to Exhibit A to the company's Proxy Statement for the Annual Meeting of Shareholders on November 11, 1996.

        10.11  Employment contract by and between Meredith Corporation and Jack
               D. Rehm as of July 1, 1992, is incorporated herein by reference to Exhibit 10c to the company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to
               Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1996.

        10.12 Indemnification Agreement in the form entered into between the company and its officers and directors is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ending December 31, 1988.

        10.13 Severance Agreement in the form entered into between the company and its officers is incorporated herein by reference to Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ending June 30, 1986.

        21     Subsidiaries of the Registrant

        23     Consent of Independent Auditors

        27     Financial Data Schedule


(b)   Reports on Form 8-K

      During the fourth quarter of fiscal 2000, the company filed a report on Form 8-K on May 2, 2000, reporting under Item 5 the text of a news release dated April 19, 2000, reporting earnings for the third fiscal quarter and nine months ended March 31, 2000 and the script of a conference call held with analysts concerning that news release.

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

      /s/ Suku V. Radia                       /s/ William T. Kerr
---------------------------------        --------------------------------
Suku V. Radia, Vice President-           William T. Kerr, Chairman of the
Chief Financial Officer (Principal       Board, Chief Executive Officer and
Accounting and Financial Officer)        Director (Principal Executive Officer)

      /s/ E. T. Meredith III                  /s/ Herbert M. Baum
---------------------------------        --------------------------------
       E. T. Meredith III                       Herbert M. Baum,
    Chairman of the Executive                       Director
     Committee and Director

      /s/ Mary Sue Coleman                    /s/ Christina A. Gold
---------------------------------        --------------------------------
   Mary Sue Coleman, Director              Christina A. Gold, Director

       /s/ Frederick B. Henry                  /s/ Joel W. Johnson
---------------------------------        --------------------------------
  Frederick B. Henry, Director               Joel W. Johnson, Director

      /s/ Robert E. Lee                        /s/ Richard S. Levitt
---------------------------------        --------------------------------
  Robert E. Lee, Director                    Richard S. Levitt, Director

    /s/ Philip A. Marineau                     /s/ Nicholas L. Reding
---------------------------------        --------------------------------
  Philip A. Marineau, Director              Nicholas L. Reding, Director

                              /s/ Jack D. Rehm
                      ----------------------------------
                            Jack D. Rehm, Director




Each of the above signatures is affixed as of September 19, 2000.

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




                                                                     Page
                                                                     ----

Selected Financial Data                                              F- 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                F- 4

Quantitative and Qualitative Disclosures about Market Risk           F-16

Consolidated Financial Statements:
  Balance Sheets                                                     F-18
  Statements of Earnings                                             F-20
  Statements of Cash Flows                                           F-21
  Statements of Stockholders' Equity                                 F-23
  Notes (including supplementary financial information)              F-26

Independent Auditors' Report                                         F-49
Report of Management                                                 F-50



Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts                    F-51

Selected Financial Data
Meredith Corporation and Subsidiaries


Years Ended June 30              2000       1999       1998     1997     1996
------------------------------------------------------------------------------
(In thousands except per share)

Results of operations:
Total revenues..............$1,097,165 $1,036,122 $1,009,927 $855,218 $867,137
                            ========== ========== ========== ======== ========
Earnings from continuing
 operations................. $  71,030  $  89,657  $  79,858  $67,592  $54,657

Discontinued operation......        --         --         --   27,693     (717)
                             ---------  ---------  ---------  -------  -------

Net earnings ............... $  71,030  $  89,657  $  79,858  $95,285  $53,940
                             =========  =========  =========  =======  =======

Basic earnings per share:
Earnings from continuing
 operations................. $    1.38  $    1.72  $    1.51  $  1.26  $  1.00
Discontinued operation......        --         --         --     0.52    (0.02)
                             ---------  ---------  ---------  -------  -------
Net earnings per share...... $    1.38  $    1.72  $    1.51  $  1.78  $  0.98
                             =========  =========  =========  =======  =======

Diluted earnings per share:
Earnings from continuing
 operations................. $    1.35  $    1.67  $    1.46  $  1.22  $  0.97
Discontinued operation......        --         --         --     0.50    (0.01)
                             ---------  ---------  ---------  -------  -------
Net earnings per share...... $    1.35  $    1.67  $    1.46  $  1.72  $  0.96
                             =========  =========  =========  =======  =======
Dividends paid per share.... $    0.31  $    0.29  $    0.27  $  0.24  $  0.21
                             =========  =========  =========  =======  =======

Financial position at June 30:
Total assets................$1,439,773 $1,423,396 $1,065,989 $760,433 $733,692
                             =========  =========  ========= ======== ========
Long-term obligations....... $ 541,146  $ 564,573  $ 244,607  $17,032  $71,482
                             =========  =========  =========  ======= ========

General:

     Prior years are reclassified to conform with the current-year presentation.

     Significant acquisitions occurred in March 1999 with the acquisition of WGNX-TV (call letters changed to WGCL-TV in July 2000); in September 1997 with the acquisition of WFSB-TV; and in July 1997 with the purchase of KPDX-TV, WHNS-TV and KFXO-LP.

     Per-share amounts have been adjusted to reflect a two-for-one stock split in March 1997.

     Long-term obligations include the current and long-term amounts of broadcast rights payable and company debt associated with continuing operations.

Earnings from continuing operations:

     Fiscal 2000 included nonrecurring items of $23.1 million, or 36 cents per diluted share, for asset write-downs, contractual obligations and personnel costs associated primarily with the decision to exit certain publishing operations.

     Fiscal 1999 included a gain of $2.4 million, or 3 cents per diluted share, from the sale of the real estate operations.

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

This section and other areas of this annual report - and management's public commentary from time to time - may contain certain forward-looking statements that are subject to risks and uncertainties. The words "expect," "anticipate," "believe," "likely," "will," and similar expressions generally identify forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the company's operations. Readers are cautioned not to place undue reliance on such forward-looking information as actual results may differ materially from those currently anticipated. Factors that could adversely affect future results include, but are not limited to: downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss of one or more major clients; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage, printing or syndicated programming costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution such as the Internet or e-commerce; changes in government regulations affecting the company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions.


                            Significant Events

Fiscal 2000
-----------

In March 2000, Meredith announced several major strategic initiatives designed to position the company for significant growth in a rapidly changing business environment that stresses convergence, interactivity and greater advertising accountability. These initiatives included the creation of a new business group - Interactive and Integrated Marketing, expansion and acceleration of Internet-related efforts on a company-wide basis, implementation of initiatives designed to grow the profit contribution of circulation activities and closing certain operations that no longer fit the company's business objectives.

To move forward with these initiatives, Meredith has committed up to $100 million for investments in the following: Internet and e-commerce activities, continued development of its consumer database, and strategic alliances and partnerships. Incremental spending related to these initiatives reduced earnings by 2 cents per share in the fourth quarter of fiscal 2000. Looking forward, the impact on fiscal 2001 earnings from these initiatives is expected to be 8 to 12 cents.

Investment spending related to the circulation initiatives reduced fiscal 2000 fourth quarter earnings by 10 cents per share and is expected to reduce fiscal 2001 earnings by 8 to 10 cents per share.

The final initiative resulted in the closing of Cross Stitch & Needlework and Decorative Woodcrafts magazines and the decision to exit certain other publishing operations. In addition, the company announced it will no longer publish Crayola Kids magazine due to a disagreement with the licensor regarding the direction of the magazine. These decisions contributed to a nonrecurring charge of $23.1 million ($19.1 million after-tax) or 36 cents per share. Details of the nonrecurring charge follow:

                                                                    6-30-2000
                          Nonrecurring       Noncash        Cash      Accrual
  Description                   Charge    Write-offs    Payments      Balance
  ---------------------------------------------------------------------------
  (In millions)
  Asset write-downs            $  16.8      $ (16.8)     $    --      $    --
  Contractual obligations          3.8         (1.7)          --          2.1
  Personnel costs                  2.5           --         (1.4)         1.1
                               -------      -------      -------      -------
  Total before tax benefit     $  23.1      $ (18.5)     $  (1.4)     $   3.2
                               =======      =======      =======      =======

The asset write-downs primarily represent the write-down of intangible assets associated with the closing of the magazine properties. The intangible write-down, which is largely non-deductible for federal tax purposes, will reduce future amortization expense by $2.5 million annually. Contractual obligations result from the decision to exit certain publishing operations and a comprehensive review of the impact of news expansion on film valuations at one television station. The personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of 29 employees as a result of the magazine closings and other restructuring efforts. Remaining contractual obligations and personnel costs are expected to be paid out over the next 36 months from internally generated cash flows. Going forward, the decision to exit certain publishing operations will result in an approximate $25 million annual reduction in revenues, but will not have a material impact on operating profits of the publishing segment.


Fiscal 1999
-----------

On March 1, 1999, the company acquired the net assets of WGNX-TV, the CBS affiliate serving the Atlanta market. In July 2000, the call letters of the station were changed to WGCL-TV. As part of the acquisition, Meredith purchased the assets of KCPQ-TV, a FOX affiliate serving the Seattle market, for $380 million from Kelly Television Company. The assets of KCPQ-TV were then transferred to Tribune Company in exchange for the assets of WGCL-TV and $10 million. As a result, the net cost of WGCL-Atlanta was approximately $370 million.

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


                             Results of Operations


  Years ended June 30            2000    Change    1999    Change    1998
  ----------------------------------------------------------------------------
  (In millions except per share)

  Total revenues.............  $1,097.2    6 %   $1,036.1    3 %   $1,009.9
                               ========          ========          ========

  Nonrecurring (charge) gain.  $  (23.1)  nm     $    2.4   nm     $     --
                               ========          ========          ========

  Income from operations.....  $  161.3   (6)%   $  171.1   12 %   $  152.5
                               ========          ========          ========
  Earnings before
    nonrecurring items.......  $   90.1    2 %   $   88.2   10 %   $   79.9
                               ========          ========          ========

  Net earnings...............  $   71.0  (21)%   $   89.7   12 %   $   79.9
                               ========          ========          ========

  Diluted earnings per share:

  Earnings before
    nonrecurring items.......  $   1.71    4 %   $   1.64   12 %   $   1.46
                               ========          ========          ========

  Net earnings...............  $   1.35  (19)%   $   1.67   14 %   $   1.46
                               ========          ========          ========
  nm - not meaningful

Fiscal 2000 compared to 1999 - Net earnings of $71.0 million, or $1.35 per share, were recorded in fiscal 2000 compared to net earnings of $89.7 million, or $1.67 per share, in fiscal 1999. Fiscal 2000 net earnings included a nonrecurring post-tax charge of $19.1 million, or 36 cents per share, for the write-down of nondeductible intangibles, severance payments and other charges primarily related to the closing of certain magazine titles announced in March 2000. Fiscal 1999 net earnings included a post-tax gain of $1.4 million, or 3 cents per share, from the disposition of the Better Homes and Gardens Real Estate Service.

Excluding those one-time items, fiscal 2000 earnings were $90.1 million, or $1.71 per share, compared to $88.2 million, or $1.64 per share, in fiscal 1999. Fiscal 2000 results included pre-tax spending of $10.2 million, or 12 cents per share, for investments in circulation initiatives, Internet and e-commerce activities and development of the consumer database. Despite these investments the publishing group reported record operating profits in fiscal 2000. This strong performance was largely offset by dilution from the acquisition of WGCL-TV, the CBS affiliate in Atlanta, and lower operating profits in the comparable broadcasting business. Overall, management estimates that the acquisition of WGCL-Atlanta diluted earnings by 27 cents per share in fiscal 2000 compared to 8 cents per share in fiscal 1999 from the acquisition date of March 1, 1999. These estimates include the after-tax effects of the station's operating results after amortization of acquired intangibles and interest expense on debt incurred to finance the acquisition.

Fiscal 2000 revenues increased 6 percent, reflecting the acquisition of WGCL-Atlanta and growth of publishing revenues. Adjusting for the effects of the WGCL-Atlanta acquisition and discontinued magazines, revenues also increased 6 percent. Increased magazine advertising and circulation, book sales and integrated marketing revenues were the primary factors in the growth in comparable revenues.

Operating costs and expenses, excluding nonrecurring charges, increased 6 percent as a result of a full year of operating costs and expenses at WGCL-Atlanta, growth in the volume of book publishing and integrated marketing business, higher magazine paper costs and increased investment in television news and sales development expenses. These increased expenses were partially offset by lower magazine production costs and lower expenses resulting from the write-down of broadcast rights. Compensation costs increased as a result of the WGCL-Atlanta acquisition, expanded local news programming at several television stations and normal merit increases. Depreciation and amortization increased in total and as a percentage of revenues primarily from a full year of amortization at WGCL-Atlanta. Unallocated corporate expenses declined because of cost containment efforts and prior-year costs related to the acquisition of WGCL-Atlanta. The operating profit margin, excluding nonrecurring charges, was 16.8 percent of revenues in fiscal 2000 compared to
16.5 percent in fiscal 1999.

Net interest expense increased to $33.8 million in fiscal 2000 versus expense of $21.3 million in the prior year due to a full year of interest expense on debt incurred to finance the acquisition of WGCL-Atlanta.

The company's effective tax rate was 44.3 percent in fiscal 2000 compared with
41.1 percent in the prior year. The increase was a result of the nondeductible write-down of intangibles related to the discontinuation of certain publishing operations. Excluding that impact, the normalized effective tax rate was 40.2 percent. The decline from the prior year primarily reflected lower effective state tax rates.

The weighted-average number of shares outstanding declined approximately 2 percent in fiscal 2000 as a result of company share repurchases.

Interactive Media - The following table presents supplemental data regarding the results of the company's interactive media operations. These operations are an integral part of the company's Publishing and Broadcasting Groups and are reported in the financial results of those segments. To date, most of the company's Internet activities have been in the Publishing Group. The results are pro-forma and are presented for informational purposes only. The results do not attempt to reflect how the operations would have been reported had they been a stand-alone business. Nevertheless, because of Meredith's planned expansion and acceleration of Internet-related efforts on a company-wide basis, management believes this supplemental disclosure will be useful in analyzing the company's performance.


  Years ended June 30             2000   Change     1999   Change     1998
  ----------------------------------------------------------------------------
  (In millions)

  Total revenues...............  $  3.5   205 %    $  1.1   (12)%    $  1.3
                                 ======            ======            ======
  Operating loss...............  $ (6.3)  (57)%    $ (4.0)  (31)%    $ (3.1)
                                 ======            ======            ======

Interactive media revenues increased to $3.5 million in fiscal 2000 from $1.1 million in the prior year, an increase of 205 percent. Revenues include banner advertising, Web site sponsorships, content management fees and print advertising in the company's publications related to strategic alliance agreements. Other "dot com" advertising is not included. The cost savings associated with subscription sales on our Web sites are reflected as a reduction in expense. Interactive expenses include only directly attributable costs. Purchases of in-house advertising in the company's publications for purposes of promotion of the interactive Web sites are reflected at cost.

Interactive media incurred an operating loss of $6.3 million in fiscal 2000 versus a loss of $4.0 million in fiscal 1999. These results reflect the company's increasing level of investment in interactive media, as previously announced.

Fiscal 1999 compared to 1998 - Net earnings of $89.7 million, or $1.67 per share, were recorded in fiscal 1999, compared to net earnings of $79.9 million, or $1.46 per share, in fiscal 1998. Fiscal 1999 net earnings included a post-tax gain of $1.4 million, or 3 cents per share, from the disposition of the Better Homes and Gardens Real Estate Service.

Excluding that gain, fiscal 1999 earnings per share increased 12 percent as a result of the strong performance of the publishing segment. Increased interest expense resulting from debt incurred to finance the acquisition of WGCL-Atlanta partially offset the operating improvement. Overall, management estimates that the acquisition of WGCL-Atlanta diluted earnings per share by 8 cents per share in fiscal 1999. This estimate includes the after-tax effects of the station's operating profit after amortization of acquired intangibles and interest expense on debt incurred to finance the acquisition.

Fiscal 1999 revenues increased 3 percent, reflecting the acquisition of WGCL-Atlanta and growth of ongoing operations. Adjusting for the impacts of the real estate sale, the WGCL-Atlanta acquisition, the closing of Country America magazine and the fiscal 1998 first quarter acquisition of WFSB-Hartford/New Haven, revenues increased 4 percent. Increased advertising, circulation and integrated marketing revenues were the primary factors in the growth.

Operating costs and expenses increased approximately 1 percent as a result of the acquisition of WGCL-Atlanta, a full year of operating costs and expenses at WFSB-Hartford/New Haven, the write-down of certain broadcast rights to net realizable value, growth in the amount of integrated marketing business, and increased investment in television programming and news expense. These increased expenses were partially offset by the absence of costs from the real estate operation, lower magazine production costs and lower average paper prices. Compensation costs increased as a result of the television station acquisitions, expanded local news programming at three television stations and normal merit increases. Depreciation and amortization increased in total and as a percentage of revenues primarily from the acquisition of WGCL-Atlanta.
The operating profit margin rose from 15.1 percent of revenues in fiscal 1998 to 16.5 percent in fiscal 1999.

Net interest expense increased to $21.3 million in fiscal 1999 versus expense of $13.4 million in fiscal 1998, primarily from debt incurred to finance the acquisition of WGCL-Atlanta.

The company's effective tax rate was 41.1 percent in fiscal 1999 compared with
42.6 percent in fiscal 1998. The decline reflected lower effective state tax rates and the diminished impact of nondeductible items because of increased earnings.

The weighted-average number of shares outstanding declined slightly in fiscal 1999, primarily from company share repurchases.


Publishing
----------

The publishing segment includes magazine and book publishing, integrated marketing, interactive media, brand licensing and other related operations.


  Years ended June 30             2000   Change     1999   Change    1998
  ----------------------------------------------------------------------------
  (In millions)

  Revenues
  --------
  Advertising..................  $386.0    7 %     $359.1    3 %    $350.2
  Circulation..................   275.6    1 %      273.6    1 %     271.0
  Other........................   156.1   10 %      141.3   (5)%     148.0
                                 ------            ------           ------
  Total revenues...............  $817.7    6 %     $774.0    1 %    $769.2
                                 ======            ======           ======
  Operating profit.............  $139.9   17 %     $119.6   18 %    $101.1
                                 ======            ======           ======

  Note:  Fiscal 2000 operating profit is reported before nonrecurring charges.

Fiscal 2000 compared to 1999 - Publishing revenues increased 6 percent to $817.7 million in fiscal 2000 from $774.0 million in fiscal 1999. Revenue growth was affected by the closing of Country America and Crayola Kids magazines and the absence of Northwest World Traveler magazine after December 1999. The company and Northwest Airlines mutually agreed to end their custom publishing relationship at that time. Excluding the impact of those items, comparable revenues increased 8 percent versus the prior year. The discussion that follows excludes the revenues of these discontinued titles.

Comparable advertising revenues grew 9 percent, reflecting additional advertising pages and higher average revenues per page at most titles. Advertising categories reporting strong growth in fiscal 2000 included retail, pharmaceutical, financial and travel. Titles reporting double-digit percentage advertising revenue growth included Traditional Home, MORE, Renovation Style, Family Money, Mature Outlook and the Better Homes and Gardens Special Interest Publications. The company's largest circulation title, Better Homes and Gardens magazine, also reported solid advertising revenue gains. The increase at Family Money magazine reflects one additional issue in fiscal 2000, compared to the prior year. Also contributing to the growth in advertising revenues was the addition of Shop Online 1-2-3, an Internet buying guide distributed as a supplement to 5 million subscribers of 10 Meredith titles, and growth in online advertising at bhg.com.

During fiscal 2000, Meredith launched two new subscription magazines, Hometown Cooking and Antiques Extra. In addition, MORE, Golf for Women, Country Gardens and American Patchwork and Quilting magazines increased their rate bases during fiscal 2000. The company also has announced increases in frequencies and/or rate bases for MORE, Renovation Style and Family Money magazines, as well as several Better Homes and Gardens Special Interest Publications, effective in fiscal 2001.

Comparable circulation revenues increased 3 percent in fiscal 2000, primarily reflecting strong newsstand sales of the Better Homes and Gardens Special Interest Publications. Also contributing to the increase was the addition of revenues from two new titles, Hometown Cooking and Antiques Extra magazines, and an additional issue of both Country Home and MORE magazines due to increases in frequency. These revenue increases were partially offset by lower circulation revenues at Ladies' Home Journal magazine as a result of a reduction in its rate base to 4.1 million, effective with the February 2000 issue. Other publishing revenues grew 15 percent on a comparable basis because of increased sales in the integrated marketing and consumer book businesses.

Publishing operating profit before nonrecurring charges increased 17 percent to a record level in fiscal 2000, despite fourth quarter investments totaling $10.2 million in circulation initiatives, Internet and e-commerce activities and development of the consumer database. The improvement reflected higher magazine advertising revenues and lower magazine production costs, as well as volume-related increases in book publishing and integrated marketing operating profits. Fiscal 2000 magazine results were led by Better Homes and Gardens magazine. Ladies' Home Journal, Country Home and Traditional Home magazines, as well as the Better Homes and Gardens Special Interest Publications, also posted strong operating profit increases. In addition, fiscal 1999 results were affected by costs for the closing of Country America magazine and a favorable settlement related to the discontinuation of a direct marketing alliance.

Paper, printing and postage costs account for approximately 40 percent of the publishing segment's operating costs. Total paper expense increased as a result of volume increases and higher average prices. At June 30, 2000, paper prices had increased in the mid-single digits on a percentage basis from a year earlier. Paper prices are driven by overall market conditions and, therefore, are difficult to predict. However, at this time, management anticipates little change in paper prices over the next year.

Printing costs declined on a per-unit basis in the second half of fiscal 2000 as a result of contracts entered into with major print suppliers.

The United States Postal Service has filed a rate case proposing a 15 percent increase in the cost of mailing periodicals. Management views this increase as excessive and has been working diligently, with others in the industry and through trade organizations, to attempt to moderate the proposed increase, which is anticipated to be effective in January 2001. The actual amount of the increase is expected to be announced in November 2000.

Fiscal 1999 compared to 1998 - Publishing revenue growth was affected by the sale of the real estate operations, effective July 1, 1998, and the mid-year closing of Country America magazine. Excluding the impact of those items, revenues increased 5 percent compared to fiscal 1998. Magazine advertising revenues grew 3 percent, reflecting additional advertising pages and higher average revenues per page at most titles. Advertising categories reporting strong growth in fiscal 1999 included pharmaceutical, travel and household furnishings and appliances.

The company's largest circulation title, Better Homes and Gardens magazine, reported solid advertising revenue gains, as did Country Home, Traditional Home, Midwest Living, Crayola Kids, Better Homes and Gardens Family Money and MORE magazines. The increases at Country Home, Family Money and MORE magazines reflect additional issues in fiscal 1999 compared to fiscal 1998. This growth in advertising revenue was partially offset by lower advertising revenues at Ladies' Home Journal, Successful Farming and American Park Network, resulting from fewer advertising pages.

Traditional Home, Crayola Kids, and Golf for Women magazines increased their rate bases during fiscal 1999. Family Money reduced its rate base effective with the March/April 1999 issue. This reflected the decision by Metropolitan Life Insurance Company to discontinue its program of purchasing customized subscriptions to Family Money. MORE magazine increased its rate base to 500,000, effective with the July/August 1999 issue.

Circulation revenues increased slightly in fiscal 1999. Excluding the impact of the closing of Country America magazine, circulation revenues increased 3 percent, primarily from the rollout of MORE magazine. Other publishing revenues declined as a result of the sale of the real estate operations. Excluding the effect of that sale, other publishing revenues grew 14 percent because of increased sales in the integrated marketing and consumer book businesses.

Publishing operating profit increased 18 percent to $119.6 million in fiscal 1999. The improvement reflected higher magazine advertising revenues, lower production costs and lower average paper prices. Fiscal 1999 results were led by Better Homes and Gardens magazine. Traditional Home, Country Home, Midwest Living and Crayola Kids magazines, as well as Meredith Integrated Marketing, also posted strong operating profit increases. Investment spending for the fiscal 1999 test of Hometown Cooking magazine was less than the spending in fiscal 1998 for the launch of MORE magazine. In addition, fiscal 1999 results were affected by costs for the closing of Country America magazine and a favorable settlement related to the discontinuation of a direct marketing alliance.

Paper, printing and postage costs accounted for approximately 40 percent of the publishing segment's operating costs in fiscal 1999. Total paper expense grew slightly as increased usage more than offset lower average prices. At June 30, 1999, paper prices had declined in the mid-single digits on a percentage basis from a year earlier.

The U.S. Postal Service enacted rate changes in January 1999 that increased mailing costs an average of 4.6 percent for magazine publishers taken as a whole. Meredith's effective increase was less than the average because of the company's efficient mailing processes.


Broadcasting
------------

The broadcasting segment includes the operation of network-affiliated television stations and syndicated television program marketing and development.


  Years ended June 30             2000   Change     1999   Change    1998
  ----------------------------------------------------------------------------
  (In millions)

  Revenues
  --------
  Advertising..................  $272.1    7 %     $254.3   11 %    $229.9
  Other........................     7.4   (6)%        7.8  (28)%      10.8
                                 ------            ------           ------
  Total revenues...............  $279.5    7 %     $262.1    9 %    $240.7
                                 ======            ======           ======
  Operating profit.............  $ 59.6  (18)%     $ 72.3   (3)%    $ 74.5
                                 ======            ======           ======

  Note:  Fiscal 2000 operating profit is reported before nonrecurring charges.


Fiscal 2000 compared to 1999 - Revenues increased 7 percent in fiscal 2000, as a result of the March 1999 acquisition of WGCL-Atlanta. Excluding WGCL-Atlanta, comparable revenues were flat with the prior year. Growth was hampered by a decline of nearly $6 million in political advertising revenues due to the biennial nature of political elections. Excluding the political impact, comparable revenues increased 2 percent with most stations reporting higher revenues. KVVU-Las Vegas reported the strongest gain as the station benefited from a healthy growth market and strong ratings. Notable improvements, excluding the political impact, were also reported at WFSB-Hartford/New Haven, WSMV-Nashville, WNEM-Flint/Saginaw and KFXO-Bend. Partially offsetting the revenue improvements were lower advertising revenues at KPHO-Phoenix and WOFL-Orlando.

Broadcasting operating profit declined to $59.6 million in fiscal 2000, compared to operating profit of $72.3 million in the prior year. One of the factors in the decline was the inclusion of operating results at WGCL-Atlanta in the company's first full year of ownership. Meredith is investing in expanding and improving the station's news, programming and sales development efforts. Progress has been evidenced in improved ratings and management believes that these investments will lead to future revenue growth and improved operating results. Excluding the impact of newly acquired WGCL-Atlanta, comparable broadcasting operating profit declined 11 percent. The decline reflects the lack of revenue growth noted previously, in combination with investments in programming, news expansions and sales development. In addition, the company made payments to the FOX network in the current year, resulting from contract changes implemented in July 1999. Fiscal 1999 results included a charge of approximately $5 million for the write-down of certain broadcast rights to estimated net realizable value compared to a charge of $1.1 million in the current year.

Fiscal 1999 compared to 1998 - Revenues increased 9 percent in fiscal 1999, including the impact of the March 1999 acquisition of WGCL-Atlanta. Excluding that impact and the effect of the September 1997 acquisition of WFSB-Hartford/New Haven, revenues increased 3 percent. The growth reflected moderate increases in local advertising revenues and the addition of political advertising revenues for the November 1998 elections. These increases were partially offset by the absence of advertising related to the 1998 Winter Olympics at the company's CBS affiliates; lower General Motors advertising, primarily in the fiscal 1999 first quarter due to the GM labor dispute; and weak advertising sales nationwide in the fiscal 1999 fourth quarter.

Fiscal year revenue changes among the stations were mixed. The strongest gains were at the company's FOX affiliates, KPDX-Portland, KVVU-Las Vegas and WOFL-Orlando. The Las Vegas and Orlando stations benefited from the introduction of local news programming late in fiscal 1998, while the increase at Portland reflected strong ratings growth resulting from investments in programming. Lower advertising revenues were reported at most of the company's CBS affiliates, primarily because of the aforementioned Olympic revenues in fiscal 1998. In addition, WHNS-Greenville, S.C./Spartanburg, S.C./Asheville, N.C. reported lower advertising revenues primarily due to weak local economic factors.

Broadcasting operating profit declined to $72.3 million in fiscal 1999, compared to operating profit of $74.5 million in the prior year. The decline was primarily the result of a write-down of approximately $5 million of certain broadcast rights to estimated net realizable value. The write-down was largely related to the weak ratings performance of "The Roseanne Show." Several of the company's stations have programming contracts for the show through September 2000. Excluding this charge, operating profits increased slightly, reflecting higher advertising revenues, lower investment spending for television program development and the addition of WGCL-Atlanta. However, investments in programming for the television stations - including local news expansion - and sales, marketing and research activities, affected the profit growth.

In April 1999, the company was notified that the FOX Television Network (FOX) planned to change financial arrangements with its affiliates. In June, the company signed an agreement that was slightly more favorable to its FOX-affiliated stations than the original proposal. The new contract took effect in July 1999.

                        Liquidity and Capital Resources



  Years ended June 30             2000   Change     1999   Change    1998
  ----------------------------------------------------------------------------
  (In millions)

  Net earnings...............   $  71.0  (21)%    $  89.7   12 %    $  79.9
                                =======           =======           =======

  Cash flows from operations.   $ 148.0   10 %    $ 134.7    7 %    $ 125.6
                                =======           =======           =======

  Cash flows from investing..   $ (46.3)  88 %    $(386.5)  (4)%    $(372.7)
                                =======           =======           =======

  Cash flows from financing..   $ (89.9)  nm      $ 257.9   45 %    $ 177.5
                                =======           =======           =======

  Net cash flows.............   $  11.8   95 %    $   6.1   nm      $ (69.5)
                                =======           =======           =======

  EBITDA.....................   $ 236.8   10 %    $ 215.2   14 %    $ 189.3
                                =======           =======           =======
  nm - not meaningful


Cash and cash equivalents increased by $11.8 million in fiscal 2000, compared to an increase of $6.1 million in the prior year. The change primarily reflected increased cash provided by operations in the current year. Cash provided by operating activities increased because of growth in earnings before depreciation and amortization and nonrecurring items, which were largely noncash charges. Year-to-year changes in cash flows from investing and financing activities resulted primarily from the prior-year acquisition of WGCL-TV, the Atlanta CBS affiliate.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and excludes nonrecurring items. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. Fiscal 2000 EBITDA increased 10 percent from fiscal 1999. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At June 30, 2000, long-term debt outstanding totaled $505 million. This debt was incurred primarily for the acquisitions of five television stations. The company has two variable-rate bank credit facilities with total outstanding debt of $305 million at June 30, 2000. Interest rates are based on applicable margins plus, at the company's option, either LIBOR or the higher of the overnight federal funds rate plus 0.5 percent or the bank's prime rate. In addition, at June 30, 2000, the company has $200 million outstanding in fixed-rate unsecured senior notes issued to five insurance companies. Interest rates on the notes range from 6.51 percent to 6.65 percent. Principal payments on the debt due in succeeding fiscal years are:

                          Years ended June 30
                          -------------------
                          (In millions)
                          2001............   $ 50.0
                          2002............     55.0
                          2003............    100.0
                          2004............    100.0
                          2005............     75.0
                          Later years.....    125.0
                                             ------
                          Total...........   $505.0
                                             ======

Funds for payments of interest and principal on the debt are expected to be provided by cash generated by future operating activities. The weighted-average interest rate on debt outstanding at June 30, 2000, was approximately
6.5 percent. These debt agreements include certain financial covenants related to debt levels and coverage ratios. As of June 30, 2000, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. Under these contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three-month LIBOR. These contracts effectively fix the base interest rate on a substantial portion of the variable-rate credit facilities, although the applicable margins vary based on the company's debt-to-EBITDA ratio. The notional amount covered by the contracts was $250 million at June 30, 2000. The swap contracts expire on June 28, 2002, and the notional amount varies over the terms of the contracts. The company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Management does not expect any counterparties to fail to meet their obligations, given their strong creditworthiness.

At June 30, 2000, Meredith had available credit totaling $137 million, including $130 million under a revolving credit facility. Any amounts borrowed under this agreement are due and payable on May 31, 2002.

During fiscal 2000 the board of directors authorized the repurchase of an additional 3 million shares of the company's common stock through public and private transactions as part of the company's ongoing share repurchase program. In fiscal 2000, the company spent $54.5 million to repurchase an aggregate of
1.7 million shares of Meredith Corporation common stock at then current market prices. This compares with fiscal 1999 spending of $43.9 million for the repurchase of an aggregate of 1.1 million shares. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of August 1, 2000, approximately 1.7 million shares could be repurchased under existing authorizations by the board of directors. The status of this program is reviewed at each quarterly board of directors meeting.

In August 1998 the company entered into put option agreements to repurchase up to 1.6 million common shares at market prices, subject to certain restrictions and discounts, over the following 24 months. These put option agreements were entered into in order to provide an orderly process for the planned liquidation of blocks of Meredith stock by certain trusts of the Bohen family, nonaffiliate descendants of the company's founder. As of June 30, 2000, 348,000 shares had been repurchased under these agreements, including 271,000 shares repurchased in fiscal 2000. The remainder of the put options expired on July 31, 2000.

Dividends paid in fiscal 2000 were $15.9 million, or 31 cents per share, compared with $15.1 million, or 29 cents per share, in fiscal 1999. In January 2000, the board of directors increased the quarterly dividend by 7 percent, or one-half cent per share, to 8.0 cents per share effective with the dividend payable on March 15, 2000. On an annual basis, this increase will result in the payment of approximately $1 million in additional dividends, based on the current number of shares outstanding.

Expenditures for property, plant and equipment were $39.4 million in fiscal 2000, compared to $25.7 million in fiscal 1999. The increase primarily reflected the purchase of land and initial construction costs for a new broadcasting facility for WGCL-Atlanta, costs for the completion of a new broadcasting facility for KPDX-Portland, expenditures for the initial implementation of digital television technology and expenditures for broadcast news equipment related to the introduction or expansion of local news programming. The broadcasting segment has commitments to spend approximately $30 million over the next three fiscal years for the completion of a new building for WGCL-Atlanta, introduction of local news programming at KPDX-Portland and for the initial transition to digital technology at six stations. Also, Meredith has a commitment to spend approximately $12 million in the next six months for replacement aircraft and associated facilities. The company has no other material commitments for capital expenditures. Funds for capital expenditures are expected to be provided by cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for the foreseeable future.



          Quantitative and Qualitative Disclosures about Market Risk


Market Risk
-----------

The market risk inherent in the company's financial instruments subject to such risks is the potential market value loss arising from adverse changes in interest rates. All of the company's financial instruments subject to market risk are held for purposes other than trading.


Long-term Debt and Interest Rate Swap Contracts
-----------------------------------------------

At June 30, 2000, Meredith had outstanding $305 million in variable-rate long-term debt and $200 million in fixed-rate long-term debt. The company uses interest rate swap contracts to reduce exposure to interest rate fluctuations on its variable-rate debt. At June 30, 2000, the company had interest rate swap contracts that effectively converted a substantial portion of its variable-rate debt to fixed-rate debt. Thus changes in interest rates would have little impact on future interest expense related to this debt. Therefore, there is no material earnings or liquidity risk associated with the company's variable-rate debt and the related interest rate swap agreements. The fair market value of the variable-rate debt approximates the carrying amount due to the periodic resetting of interest rates. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a fair market value of $2.0 million compared to the current fair market value of $4.1 million at June 30, 2000.

There is no earnings or liquidity risk associated with the company's fixed rate debt. The fair market value of the debt, based on discounted cash flows using borrowing rates currently available for debt with similar terms and maturities, varies with changes in interest rates. A 10 percent decrease in interest rates would result in a fair market value of ($193.0 million) compared to the current fair market value of ($185.1 million) at June 30, 2000.


Put Option Agreements
---------------------

At June 30, 2000, the company had put option agreements outstanding to repurchase up to 1.3 million common shares. These agreements expired in July 2000 with no further activity and, therefore, there is no market risk associated with the put options.


Broadcast Rights Payable
------------------------

The company enters into contracts for broadcast rights to air on its television stations. These contracts are generally on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. Generally, these rights are sold to the highest bidder in each market and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair market values are determined using discounted cash flows. At June 30, 2000, a 10 percent decrease in interest rates would result in a $1.4 million increase in the fair market value of the available and unavailable broadcast rights payable.

                  Financial Statements and Supplementary Data


Consolidated Balance Sheets
Meredith Corporation and Subsidiaries

Assets                                       June 30       2000          1999
-------------------------------------------------------------------------------
(In thousands)
Current assets:
  Cash and cash equivalents.........................  $   22,861    $   11,029
  Accounts receivable
    (net of allowances of $14,368 in 2000
    and $12,010 in 1999)............................     145,845       138,723
  Inventories.......................................      35,805        33,511
  Current portion of subscription acquisition costs.      44,606        41,396
  Current portion of broadcast rights...............      18,686        14,644
  Other current assets..............................      20,996        16,872
                                                      ----------    ----------
Total current assets................................     288,799       256,175

Property,  plant  and  equipment:
  Land..............................................      12,772        11,141
  Buildings and improvements........................      98,554        89,807
  Machinery and equipment...........................     186,677       171,576
  Leasehold improvements............................       7,439         7,846
  Construction in progress..........................      15,976        13,940
                                                      ----------    ----------
Total property, plant and equipment.................     321,418       294,310
  Less accumulated depreciation.....................    (147,261)     (134,554)
                                                      ----------    ----------
Net property, plant and equipment...................     174,157       159,756
                                                      ----------    ----------
Subscription acquisition costs......................      37,349        31,182
Broadcast rights....................................      10,300        10,230
Other assets........................................      35,968        29,248
Goodwill and other intangibles
  (at original cost less accumulated amortization of
  $164,157 in 2000 and $120,445 in 1999)............     893,200       936,805
                                                      ----------    ----------
Total assets........................................  $1,439,773    $1,423,396
                                                      ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

Liabilities and Stockholders' Equity         June 30       2000          1999
-------------------------------------------------------------------------------
(In thousands except share data)
Current liabilities:
  Current portion of long-term debt.................  $   50,000    $   45,000
  Current portion of long-term broadcast
    rights payable..................................      22,666        21,123
  Accounts payable..................................      53,892        55,018
  Accruals:
    Compensation and benefits.......................      35,483        34,596
    Distribution expenses...........................      21,197        17,429
    Other taxes and expenses........................      37,489        35,204
                                                      ----------    ----------
  Total accruals....................................      94,169        87,229

  Current portion of unearned subscription revenues.     137,974       135,745
                                                      ----------    ----------
Total current liabilities...........................     358,701       344,115

Long-term debt......................................     455,000       485,000
Long-term broadcast rights payable .................      13,480        13,450
Unearned subscription revenues......................      96,811        90,276
Deferred income taxes...............................      48,260        33,578
Other noncurrent liabilities........................      45,012        43,672
                                                      ----------    ----------
Total liabilities...................................   1,017,264     1,010,091
                                                      ----------    ----------
Temporary equity:  Put option agreements
Common stock, outstanding, 1,264,140 shares in 2000
  and 1,535,140 shares in 1999......................      42,665        53,147
                                                      ----------    ----------
Stockholders' equity:
  Series preferred stock, par value $1 per share
    Authorized 5,000,000 shares; none issued........          --            --
  Common stock, par value $1 per share
    Authorized 80,000,000 shares; issued and
    outstanding 38,326,171 shares in 2000
    (excluding 29,050,052 shares held in treasury)
    and 39,220,509 shares in 1999 (excluding
    27,362,776 shares held in treasury).............      38,326        39,220
  Class B stock, par value $1 per share,
    convertible to common stock
    Authorized 15,000,000 shares; issued and
    outstanding 10,882,845 shares in 2000 and
    11,063,708 shares in 1999.......................      10,883        11,064
  Retained earnings.................................     334,448       312,553
  Accumulated other comprehensive loss..............        (776)         (625)
  Unearned compensation.............................      (3,037)       (2,054)
                                                      ----------    ----------
Total stockholders' equity..........................     379,844       360,158
                                                      ----------    ----------
Total liabilities and stockholders' equity..........  $1,439,773    $1,423,396
                                                      ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
Meredith Corporation and Subsidiaries

Years ended June 30                         2000        1999        1998
--------------------------------------------------------------------------
(In thousands except per share)
Revenues:
  Advertising........................  $  658,049  $  613,400  $  580,029
  Circulation........................     275,642     273,621     271,004
  All other..........................     163,474     149,101     158,894
                                       ----------  ----------  ----------
Total revenues.......................   1,097,165   1,036,122   1,009,927
                                       ----------  ----------  ----------
Operating costs and expenses:
  Production, distribution and edit..     453,684     427,556     408,560
  Selling, general & administrative..     406,699     393,396     412,026
  Depreciation and amortization......      52,349      44,083      36,840
  Nonrecurring items.................      23,096          --          --
                                       ----------  ----------  ----------
Total operating costs and expenses...     935,828     865,035     857,426
                                       ----------  ----------  ----------
Income from operations                    161,337     171,087     152,501

Gain from disposition................          --       2,375          --
Interest income......................       1,195         710       1,278
Interest expense.....................     (34,946)    (21,997)    (14,665)
                                       ----------  ----------  ----------
Earnings before income taxes.........     127,586     152,175     139,114
Income taxes.........................      56,556      62,518      59,256
                                       ----------  ----------  ----------
Net earnings.........................  $   71,030  $   89,657  $   79,858
                                       ==========  ==========  ==========


Basic earnings per share.............  $     1.38  $     1.72  $     1.51
                                       ==========  ==========  ==========
Basic average shares outstanding.....      51,313      52,188      52,945
                                       ==========  ==========  ==========


Diluted earnings per share...........  $     1.35  $     1.67  $     1.46
                                       ==========  ==========  ==========
Diluted average shares outstanding...      52,774      53,761      54,603
                                       ==========  ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Meredith Corporation and Subsidiaries

Years ended June 30                                  2000      1999      1998
-------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
  Net earnings...................................  $71,030  $ 89,657  $ 79,858

Adjustments to reconcile net earnings to
net cash provided by operating activities:
  Depreciation and amortization..................   52,349    44,083    36,840
  Amortization of broadcast rights...............   35,265    38,529    27,677
  Payments for broadcast rights..................  (40,225)  (33,601)  (28,269)
  Gain from disposition, net of taxes............       --    (1,425)       --
  Nonrecurring items, net of taxes...............   19,077        --        --
  Changes in assets and liabilities:
    Accounts receivable..........................   (7,694)      387   (44,641)
    Inventories..................................   (2,308)      900    (4,492)
    Supplies and prepayments.....................   (2,296)     (743)    2,972
    Subscription acquisition costs...............  (10,437)   11,433     8,136
    Accounts payable.............................   (1,126)   (7,273)   14,865
    Accruals.....................................   11,872     5,143    16,797
    Unearned subscription revenues...............    8,764   (11,571)   (3,393)
    Deferred income taxes........................   13,288     2,179    11,269
    Other noncurrent liabilities.................      457    (3,022)    7,960
                                                  --------  --------  --------
Net cash provided by operating activities........  148,016   134,676   125,579
                                                  --------  --------  --------
Cash flows from investing activities:
  Redemptions of marketable securities...........       --        --    50,371
  Proceeds from dispositions.....................       --     9,922        --
  Acquisitions of businesses.....................       --  (372,186) (375,000)
  Additions to property, plant, and equipment....  (39,403)  (25,691)  (46,181)
  Changes in investments and other...............   (6,856)    1,426    (1,858)
                                                  --------  --------  --------
Net cash (used) by investing activities..........  (46,259) (386,529) (372,668)
                                                  --------  --------  --------
Cash flows from financing activities:
  Long-term debt incurred........................   25,000   400,000   270,000
  Repayment of long-term debt....................  (50,000)  (85,000)  (55,000)
  Debt acquisition costs.........................       --    (1,342)     (195)
  Proceeds from common stock issued..............    4,563     2,560     8,386
  Purchases of company stock.....................  (54,486)  (43,852)  (31,194)
  Dividends paid.................................  (15,892)  (15,129)  (14,286)
  Other..........................................      890       692      (167)
                                                  --------  --------  --------
Net cash (used) provided by financing activities.  (89,925)  257,929   177,544
                                                  --------  --------  --------
Net increase (decrease) in cash and
 cash equivalents................................   11,832     6,076   (69,545)
Cash and cash equivalents at beginning of year...   11,029     4,953    74,498
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 22,861  $ 11,029  $  4,953
                                                  ========  ========  ========

Supplemental disclosures of cash flow information:
Cash paid
  Interest....................................... $ 34,202  $ 15,394  $ 15,301
                                                  ========  ========  ========
  Income taxes................................... $ 36,595  $ 58,341  $ 28,339
                                                  ========  ========  ========
Noncash transactions
  Broadcast rights financed by contracts payable. $ 41,799  $ 36,171  $ 14,778
                                                  ========  ========  ========
  Tax benefit related to stock options........... $  3,541  $  1,577  $  8,275
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
-------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries

                                                     Accum
                                   Add'l             Other     Unearned
                  Common  Class B Paid-in Retained   Comp.     Compensa-
(In thousands)     Stock   Stock  Capital Earnings  Inc(Loss)   tion     Total
-------------------------------------------------------------------------------
Balance at
 June 30, 1998   $40,996 $11,280      --  $301,201 $(1,177)  $(2,350) $349,950
-------------------------------------------------------------------------------
Comprehensive income:
  Net earnings        --      --      --    89,657      --        --    89,657
  Other comprehen-
  sive income, net    --      --      --        --     552        --       552
                                                                        ------
Total comp income                                                       90,209

Stock issued under
  various incentive
  plans, net of
  forfeitures         66      --   2,125        --      --      (664)    1,527
Purchases of
  company stock   (1,115)     (6) (3,702)  (39,029)     --        --   (43,852)
Reclassification
  of put option
  agreement         (937)     --      --   (24,147)     --        --   (25,084)
Conversion of
  class B to
  common stock       210    (210)     --        --      --        --        --
Dividends paid,
  29 cents per
  share
    Common stock      --      --      --   (11,893)     --        --   (11,893)
    Class B stock     --      --      --    (3,236)     --        --    (3,236)
Restricted stock
  amortized to
  operations          --      --      --        --      --       960       960
Tax benefit from
  incentive plans     --      --   1,577        --      --        --     1,577
-------------------------------------------------------------------------------
Balance at
 June 30, 1999   $39,220 $11,064      --  $312,553   $(625)  $(2,054) $360,158
-------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries

                                                     Accum
                                   Add'l             Other     Unearned
                  Common  Class B Paid-in Retained   Comp.     Compensa-
(In thousands)     Stock   Stock  Capital Earnings  Inc(Loss)   tion     Total
-------------------------------------------------------------------------------
Balance at
 June 30, 1999   $39,220 $11,064      --  $312,553   $(625)  $(2,054) $360,158
-------------------------------------------------------------------------------
Comprehensive income:
  Net earnings        --      --      --    71,030      --        --    71,030
  Other comprehen-
  sive loss, net      --      --      --        --    (151)       --      (151)
                                                                        ------
Total comp income                                                       70,879

Stock issued under
  various incentive
  plans, net of
  forfeitures        374      --   5,771        --      --    (1,898)    4,247
Purchases of
  company stock   (1,706)    (14) (9,312)  (43,454)     --        --   (54,486)
Reclassification
  of put option
  agreement          271      --      --    10,211      --        --    10,482
Conversion of
  class B to
  common stock       167    (167)     --        --      --        --        --
Dividends paid,
  31 cents per
  share
    Common stock      --      --      --   (12,492)     --        --   (12,492)
    Class B stock     --      --      --    (3,400)     --        --    (3,400)
Restricted stock
  amortized to
  operations          --      --      --        --      --       915       915
Tax benefit from
  incentive plans     --      --   3,541        --      --        --     3,541
-------------------------------------------------------------------------------
Balance at
 June 30, 2000   $38,326 $10,883      --  $334,448   $(776)  $(3,037) $379,844
-------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meredith Corporation and Subsidiaries



1. Organization and Summary of Significant Accounting Policies

a. Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. The company's principal businesses are magazine publishing and television broadcasting. Operating profits of the publishing and broadcasting segments were 70 percent and 30 percent, respectively, of total operating profit before unallocated corporate expense in fiscal 2000. Magazine operations accounted for more than 85 percent of the revenues and operating profit of the publishing segment, which also includes book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. The publishing segment also included the residential real estate franchising operations until their sale in July 1998. Better Homes and Gardens is the most significant trademark to the publishing segment and is used extensively in its operations. The company's television broadcasting operations include 12 network-affiliated television stations and syndicated television program marketing and development. Meredith's operations are diversified geographically within the United States, and the company has a broad customer base.

Advertising and magazine circulation revenues accounted for 60 percent and 25 percent, respectively, of the company's revenues in fiscal 2000. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for the company's products. National and local economic conditions largely affect the overall industry levels of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.

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

d. Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

e. Marketable securities

No marketable securities were owned at any time during fiscal 2000 or fiscal 1999. Marketable securities owned during fiscal 1998 were classified as available-for-sale and consisted of short-term debt securities issued by the U.S. Treasury. Proceeds from sales and maturities of securities were $50.4 million during fiscal 1998. Realized gains and losses were not material. The costs used to compute realized gains and losses were determined by specific identification.

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

h. Property, plant and equipment

Property, plant and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: five to 45 years for buildings and improvements, and three to 20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant and equipment was $23.7 million in fiscal 2000 ($21.4 million in fiscal 1999 and $17.8 million in fiscal 1998).

i. Broadcast rights

Broadcast rights and the liabilities for future payments are reflected in the consolidated financial statements when programs become available for broadcast. These rights are valued at the lower of cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Amortization of these rights is included in production, distribution and editorial expenses. Reductions in unamortized costs to net realizable value are typically included in amortization of broadcast rights in the accompanying Consolidated Financial Statements. Fiscal 2000 results include expense of approximately $1.1 million for such reductions in unamortized costs ($5 million in fiscal 1999 and immaterial in fiscal 1998).

j. Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of net tangible assets acquired in the purchases of businesses. The values of identifiable intangibles have been determined by independent appraisals. The unamortized portion of intangible assets consisted of the following:

June 30                                                2000        1999
-------------------------------------------------------------------------
(In thousands)

Federal Communications Commission (FCC) licenses..   $428,909   $440,385
Goodwill..........................................    248,799    270,367
Television network affiliation agreements.........    202,313    208,407
Other.............................................     13,179     17,646
                                                     --------   --------
Goodwill and other intangibles....................   $893,200   $936,805
                                                     ========   ========

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

The fair market value of put options outstanding is reclassified from stockholders' equity to the temporary equity classification entitled, "Put option agreements." Adjustments to the fair market value resulting from changes in the stock price of the company's common shares result in adjustments between equity and temporary equity, with no effect on earnings.

l. Revenues

Advertising revenues are recognized when the advertisements are published or aired. Magazine advertising revenues totaled $386.0 million in fiscal 2000 ($359.1 million in fiscal 1999 and $350.2 million in fiscal 1998). Broadcasting advertising revenues were $272.1 million in fiscal 2000 ($254.3 million in fiscal 1999 and $229.9 million in fiscal 1998). Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers. Revenues from magazines sold on the newsstand and books are recognized at shipment, net of provisions for returns. Revenues from integrated marketing programs are recognized when the products are delivered.

m. Advertising expenses

Total advertising expenses included in the Consolidated Statements of Earnings were $81.7 million in fiscal 2000 ($76.2 million in fiscal 1999 and $74.8 million in fiscal 1998). The majority of the company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. These costs are expensed as incurred.

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

p. Earnings per share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding and the issuance of other stock equivalents. The following table presents the calculations of earnings per share:

Years ended June 30                         2000        1999        1998
-------------------------------------------------------------------------
(In thousands except per share)

Net earnings..........................    $71,030     $89,657     $79,858
                                          =======     =======     =======

Basic average shares outstanding......     51,313      52,188      52,945
Dilutive effect of stock options
  and equivalents.....................      1,461       1,573       1,658
                                          -------     -------     -------
Diluted average shares outstanding....     52,774      53,761      54,603
                                          =======     =======     =======

Basic earnings per share..............    $  1.38     $  1.72     $  1.51
                                          =======     =======     =======
Diluted earnings per share............    $  1.35     $  1.67     $  1.46
                                          =======     =======     =======

Antidilutive options excluded from the above calculations totaled 2,229,000 options at June 30, 2000 (with a weighted average exercise price of $34.12), 705,000 options at June 30, 1999 (with a weighted average exercise price of $40.11) and 5,000 options at June 30, 1998 (with a weighted average exercise price of $42.87).

q. Other

Certain prior-year financial information has been reclassified or restated to conform to the fiscal 2000 financial statement presentation.

Effective July 1, 2000, the company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption will not have a material effect on the results of operations or financial position of the company.

2.  Nonrecurring Items

In March 2000, Meredith announced several major strategic initiatives designed to position the company for significant growth in a rapidly changing business environment that stresses convergence, interactivity and greater advertising accountability. These initiatives included the creation of a new business group - Interactive and Integrated Marketing, expansion and acceleration of Internet-related efforts on a company-wide basis, implementation of initiatives designed to grow the profit contribution of circulation activities and closing certain operations that no longer fit the company's business objectives.

These initiatives resulted in the closing of Cross Stitch & Needlework and Decorative Woodcrafts magazines and the decision to exit certain other publishing operations. In addition, the company announced it will no longer publish Crayola Kids magazine due to a disagreement with the licensor regarding the direction of the magazine. These decisions contributed to a nonrecurring charge of $23.1 million ($19.1 million after tax) or 36 cents per share. Details of the nonrecurring charge follow:

                                                                     6-30-2000
                           Nonrecurring       Noncash         Cash     Accrual
Description                      Charge    Write-offs     Payments     Balance
----------------------     ------------   -----------   ----------   ---------
(In thousands)
Asset write-downs              $ 16,783      $(16,783)    $     --    $     --
Contractual obligations           3,853        (1,737)          --       2,116
Personnel costs                   2,460            --       (1,351)      1,109
                            -----------   -----------   ----------   ---------
Total before tax benefit       $ 23,096      $(18,520)    $  1,351)    $ 3,225
                            ===========   ===========   ==========   =========

The asset write-downs primarily represent the write-down of intangible assets associated with the closing of the magazine properties. The intangible write-down, which is largely non-deductible for federal tax purposes, was determined by the present value of estimated future cash flows using a discount rate commensurate with the risks involved. The write-down will reduce future amortization expense by $2.5 million annually.

Contractual obligations result from the decision to exit certain publishing operations and a comprehensive review of film valuations associated with expansion of news at one television station.

The personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of employment of 29 employees as a result of the magazine closings and other restructuring efforts. As of June 30, 2000, 25 of the 29 employees had left the company. Remaining contractual obligations and personnel costs are expected to be paid out over the next 36 months from internally generated cash flows. Going forward, the decision to exit certain publishing operations will result in an approximate $25 million annual reduction in revenues, but will not have a material impact on operating profits of the publishing segment.


3. Acquisitions and Dispositions

On March 1, 1999, the company acquired the net assets of WGNX-TV, the CBS affiliate serving the Atlanta market. In July 2000, the call letters of the station were changed to WGCL-TV. As part of the acquisition, Meredith purchased the assets of KCPQ-TV, a FOX affiliate serving the Seattle market, for approximately $380 million from Kelly Television Company. The assets of KCPQ-TV were then transferred to Tribune Company in exchange for the assets of WGCL-TV and approximately $10 million.

On July 1, 1997, Meredith purchased the net assets of three television stations affiliated with the FOX television network from First Media Television, L.P. (First Media) for $216 million. Those stations are: KPDX-TV (Portland, Ore.); KFXO-LP (Bend, Ore. - a low-power station); and WHNS-TV (Greenville, S.C./Spartanburg, S.C./Asheville, N.C.).

Meredith had also agreed to acquire WCPX-TV, a CBS network-affiliated television station serving the Orlando, Fla., market, from First Media. However, the company already owned WOFL-TV, a FOX network-affiliated television station serving the Orlando market. FCC regulations at that time prohibited the ownership of more than one television station in a market. Therefore, Meredith transferred the net assets of WCPX-TV to Post-Newsweek Stations, Inc. (Post-Newsweek), in exchange for the net assets of WFSB-TV, a CBS network-affiliated television station serving the Hartford/New Haven, Conn., market. Post-Newsweek is a wholly owned subsidiary of the Washington Post Company. The acquisition of WCPX-TV and the subsequent exchange for WFSB-TV were completed on September 4, 1997, at a net cost of $159 million.

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


4. Inventories

Inventories consist of paper stock, books and editorial content. Of net inventory values shown, approximate portions determined using the LIFO method were 39 percent at June 30, 2000, and 46 percent at June 30, 1999. LIFO inventory expense (income) included in the Consolidated Statements of Earnings was $2.4 million in fiscal 2000, ($2.0) million in fiscal 1999 and $1.4 million in fiscal 1998.

June 30                                                2000         1999
--------------------------------------------------------------------------
(In thousands)

Raw materials.....................................   $ 18,533    $ 17,686
Work in process...................................     19,980      16,569
Finished goods....................................      6,360       5,965
                                                     --------    --------
                                                       44,873      40,220
Reserve for LIFO cost valuation...................     (9,068)     (6,709)
                                                     --------    --------
Inventories.......................................   $ 35,805    $ 33,511
                                                     ========    ========


5. Long-term Debt

At June 30, 2000 the company had $305 million in long-term debt outstanding under two variable rate unsecured credit agreements. Interest rates are based on applicable margins plus, at the company's option, either LIBOR or the higher of the overnight federal funds rate plus 0.5 percent or the bank's prime rate. In addition, at June 30, 2000, the company had $200 million outstanding in fixed rate unsecured senior notes issued to five insurance companies. A summary of long-term debt outstanding follows:


June 30                                                 2000        1999
--------------------------------------------------------------------------
(In thousands)

Variable rate credit facilities:
   Amortizing term loan of $210 million
     due 5/31/2002................................   $ 85,000    $130,000
   Amortizing term loan of $200 million
     due 5/1/2004.................................    200,000     200,000
   Revolving credit facility of $150 million
     due 5/31/2002................................     20,000          --

Private placement notes:
   6.51% senior notes, due 3/1/2005...............     75,000      75,000

   6.57% senior notes, due 9/1/2005...............     50,000      50,000

   6.65% senior notes, due 3/1/2006...............     75,000      75,000
                                                     --------    --------

Total long-term debt..............................    505,000     530,000
Current portion of long-term debt.................    (50,000)    (45,000)
                                                     --------    --------
Long-term debt ...................................   $455,000    $485,000
                                                     ========    ========

Principal payments on the debt due in succeeding fiscal years are:

   Years ended June 30
   -------------------
   (In thousands)

   2001.............................   $ 50,000
   2002.............................     55,000
   2003.............................    100,000
   2004.............................    100,000
   2005.............................     75,000
   Later years......................    125,000
                                       --------
   Total long-term debt.............   $505,000
                                       ========

The debt agreements include certain financial covenants related to debt levels and coverage ratios. As of June 30, 2000, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. Under the contracts, Meredith pays fixed rates of interest while receiving floating rates of interest based on three month LIBOR. These contracts effectively fix the base interest rate on a substantial portion of the variable rate credit facilities, although the applicable margins vary based on the company's debt-to-EBITDA ratio. These contracts are held for purposes other than trading.
The notional amount covered by the contracts was $250 million at June 30, 2000. The average notional amount of indebtedness outstanding under the contracts is $223 million in fiscal 2001 and $93 million in fiscal 2002. The contracts expire on June 28, 2002. The company is exposed to credit related losses in the event of nonperformance by the counterparties to the interest rate swap contracts. Management does not expect any counterparties to fail to meet their obligations, given their creditworthiness.

The weighted-average interest rate on debt outstanding at June 30, 2000, was approximately 6.5 percent.

Interest expense related to long-term debt totaled $34.8 million (excluding $0.4 million in capitalized interest) in fiscal 2000, $21.5 million in fiscal 1999, and $14.3 million (excluding $1.3 million in capitalized interest) in fiscal 1998.

At June 30, 2000 Meredith had available credit totaling $137 million, including $130 million under a revolving credit facility.


6. Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments are as follows:

June 30                               2000                   1999
--------------------------------------------------------------------------
                             Carrying     Fair        Carrying     Fair
                              Amount     Value         Amount     Value
--------------------------------------------------------------------------
(In thousands)

Assets (Liabilities):
  Broadcast rights payable.  $ (36,146) $ (33,979)   $ (34,573) $ (32,419)
                             =========  =========    =========  =========
  Long-term debt...........  $(505,000) $(490,088)   $(530,000) $(516,927)
                             =========  =========    =========  =========
  Interest rate swaps......  $     --   $   4,069    $     --   $   1,375
                             =========  =========    =========  =========

Fair values were determined as follows:

Broadcast rights payable:  Discounted cash flows.

Long-term debt: Discounted cash flows using borrowing rates currently available for debt with similar terms and maturities.

Interest rate swaps: Estimated amount the company would pay or receive to terminate the swap contracts.

The carrying amounts reported on the Consolidated Balance Sheets at June 30, 2000 and 1999, for all other financial instruments, including the put option agreements classified as temporary equity, approximate their respective fair values due to the short-term nature of these instruments. Fair value estimates are made at a specific point in time based on relevant market and financial instrument information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.


7. Income Taxes

Income tax expense consists of:

Years ended June 30                             2000        1999        1998
-----------------------------------------------------------------------------
(In thousands)

 Currently payable:
  Federal..................................   $36,348     $50,880     $39,921
  State....................................     6,920       9,459       8,066
                                              -------     -------     -------
                                               43,268      60,339      47,987
                                              -------     -------     -------
 Deferred:
  Federal..................................    11,215       1,765       9,128
  State....................................     2,073         414       2,141
                                              -------     -------     -------
                                               13,288       2,179      11,269
                                              -------     -------     -------
    Total.................................    $56,556     $62,518     $59,256
                                              =======     =======     =======

The differences between the effective tax rates and the statutory U.S. federal income tax rate are as follows:

Years ended June 30                              2000       1999       1998
----------------------------------------------------------------------------
U.S. statutory tax rate......................    35.0%      35.0%      35.0%
State income taxes,
 less federal income tax benefits............     4.0        4.2        4.8
Nonrecurring goodwill write-downs............     3.5         --         --
Goodwill amortization........................     1.1        0.9        1.1
Other........................................     0.7        1.0        1.7
                                                 -----      -----      -----
  Effective income tax rate .................    44.3%      41.1%      42.6%
                                                 =====      =====      =====

The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities are as follows:

June 30                                                 2000        1999
--------------------------------------------------------------------------
(In thousands)

Deferred tax assets:
  Accounts receivable allowances
    and return reserves...........................    $15,012     $13,998
  Compensation and benefits.......................     22,235      19,490
  Expenses deductible for taxes in
    different years than accrued..................     17,251      18,265
  All other assets................................        689          71
                                                      -------     -------
Total deferred tax assets.........................     55,187      51,824
                                                      -------     -------

Deferred tax liabilities:
  Subscription acquisition costs..................     27,518      23,372
  Accumulated depreciation and amortization.......     47,267      31,569
  Gains from dispositions.........................      6,979       7,484
  Carrying value of accounts receivable...........      6,010       9,133
  Expenses deductible for taxes in
    different years than accrued..................      4,544       4,291
  All other liabilities...........................        639         558
                                                      -------     -------
Total deferred tax liabilities....................     92,957      76,407
                                                      -------     -------
Net deferred tax liability........................    $37,770     $24,583
                                                      =======     =======

The current portions of deferred tax assets and liabilities are included in "Other current assets" in the Consolidated Balance Sheets.


8. Pension and Postretirement Benefit Plans

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

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the company's common stock. Company contribution expense under this plan totaled $4.5 million in fiscal 2000, $4.3 million in fiscal 1999, and $3.7 million in fiscal 1998.

Pension and Postretirement Plans
--------------------------------
The company has noncontributory pension plans covering substantially all employees. Assets held in the plans are primarily a mix of noncompany equity and debt securities. Plan assets include 180,000 shares of Meredith Corporation common stock with a fair value of $5.0 million at March 31, 2000, the plans' measurement date. The company also sponsors defined health care and life insurance plans that provide benefits to eligible retirees. The company funds a small portion of its postretirement benefits through a 401(h) account. All 401(h) assets are held in noncompany equity securities.

The following table presents changes in, and components of, the company's net assets/liabilities for pension and other postretirement benefits:

                                          ----Pension----   --Postretirement--
June 30                                    2000      1999      2000      1999
------------------------------------------------------------------------------
(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year.. $ 62,158  $ 67,418  $ 14,078  $ 14,758
Service cost...........................    4,426     4,204       665       679
Interest cost..........................    4,314     4,789       993     1,041
Participant contributions..............       --        --       224       190
Plan amendments........................       --       771        --        --
Actuarial loss (gain)..................   (3,290)     (197)     (935)   (1,276)
Benefits paid (including lump sums)....   (3,995)  (14,827)   (1,149)   (1,314)
                                        --------  --------  --------  --------
Benefit obligation, end of year........ $ 63,613  $ 62,158  $ 13,876  $ 14,078
                                        ========  ========  ========  ========

Change in plan assets:
Fair value of plan assets,
  beginning of year.................... $ 70,171  $ 82,447  $    934  $  1,244
Actual return on plan assets...........   13,228     1,052       113        41
Employer contributions.................      562     1,499       396       773
Participant contributions..............       --        --       224       190
Benefits paid (including lump sums)....   (3,995)  (14,827)   (1,149)   (1,314)
                                        --------  --------  --------  --------
Fair value of plan assets, end of year. $ 79,966  $ 70,171  $    518  $    934
                                        ========  ========  ========  ========

Funded status, end of year............. $ 16,353  $  8,013  $(13,358) $(13,144)
Unrecognized actuarial loss (gain).....  (23,816)  (13,379)   (1,279)     (670)
Unrecognized prior service cost........    1,670     2,104    (2,244)   (2,444)
Unrecognized net transition obligation.    1,104     1,460        --        --
Contributions between measurement date
   and fiscal year end.................       17        19        --        --
                                        --------  --------  --------  --------
Net recognized amount, end of year..... $ (4,672) $ (1,783) $(16,881) $(16,258)
                                        ========  ========  ========  ========

Consolidated Balance Sheets:
Prepaid benefit cost................... $  3,672  $  4,958  $     --  $     --
Accrued benefit liability..............   (8,344)   (6,741)  (16,881)  (16,258)
Additional minimum liability...........   (1,876)   (2,421)       --        --
Intangible asset.......................    1,642     2,012        --        --
Accumulated other comprehensive income.      234       409        --        --
                                        --------  --------  --------  --------
Net recognized amount, end of year..... $ (4,672) $( 1,783) $(16,881) $(16,258)
                                        ========  ========  ========  ========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $10.9 million, $9.1 million and $0.2 million, respectively, as of June 30, 2000, and $11.4 million, $8.9 million and $0.2 million, respectively, as of June 30, 1999.

Benefit obligations were determined using the following weighted-average assumptions:
                                          ----Pension----   --Postretirement--
June 30                                    2000      1999      2000      1999
-------------------------------------------------------------------------------
Weighted-average assumptions:

Discount rate..........................   7.75%     7.00%     7.75%     7.00%
                                         ======    ======    ======    ======
Expected return on plan assets.........   8.25%     8.25%     8.25%     8.25%
                                         ======    ======    ======    ======
Rate of compensation increase..........   5.00%     5.00%     5.00%     5.00%
                                         ======    ======    ======    ======

The rate of increase in health care cost levels used in measuring the postretirement benefit obligation was 8 percent for employees under age 65, decreasing to 5.75 percent in 2003 and thereafter. For employees age 65 and older, the rate of increase used was 5.75 percent.

Assumed rates of increase in health care cost levels have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:
                                                1-Percentage-    1-Percentage-
Year ended June 30, 2000                       Point Increase   Point Decrease
-------------------------------------------------------------------------------
(In thousands)

Effect on service and interest cost components..    $  127          $ (107)
                                                    ======          ======
Effect on postretirement benefit obligation.....    $  659          $ (578)
                                                    ======          ======

The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:

                                  -----Pension-----        --Postretirement--
Years ended June 30              2000    1999    1998     2000    1999    1998
-------------------------------------------------------------------------------
(In thousands)
Components of net periodic benefit cost:
Service cost.................. $4,426  $4,204  $3,642   $  665  $  679  $  479
Interest cost.................  4,314   4,789   5,247      993   1,041   1,086
Expected return
  on plan assets.............. (5,470) (6,554) (5,041)     (75)   (101)    (72)
Prior service
  cost amortization...........    434     434     379     (200)   (200)   (200)
Actuarial loss (gain)
  amortization................   (611) (1,454)   (397)      --      --      --
Transition amount
  amortization................    356     356     356       --      --      --
Settlement gain...............     --  (3,624) (2,448)      --      --      --
Curtailment loss..............     --      --     213       --      --      --
                               ------  ------  ------   ------  ------  ------
Net periodic benefit
  expense (income)............ $3,449 $(1,849) $1,951   $1,383  $1,419  $1,293
                               ======  ======  ======   ======  ======  ======

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

From time to time, the company's board of directors has authorized the repurchase of shares of the company's common stock on the open market.

Repurchases under these authorizations were as follows:

Years ended June 30                       2000      1999      1998
-------------------------------------------------------------------
(In thousands)

Number of shares......................    1,720     1,121       899
                                        =======   =======   =======
Cost at market value..................  $54,486   $43,852   $31,194
                                        =======   =======   =======

As of June 30, 2000, approximately 1.8 million shares could be repurchased under existing authorizations by the board of directors, excluding those authorizations specifically related to the put options discussed in the following paragraph.

Meredith Corporation entered into two put option agreements with certain trusts of the Bohen family, nonaffiliate descendants of the company's founder, effective August 1, 1998 to repurchase up to 1.6 million common shares over the next 24 months. As of June 30, 2000, 348,000 shares had been repurchased under these agreements. The remainder of the put options expired on July 31, 2000. The market value of the shares subject to put option agreements has been reclassified from stockholders' equity to the temporary equity classification entitled, "Put option agreements."


10. Common Stock and Stock Option Plans

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

Years ended June 30                             2000      1999      1998
------------------------------------------------------------------------
(In thousands except per share)
Number of stock units awarded................     64        18        32
                                              ======    ======    ======
Average market price of stock units awarded.. $36.25    $37.53    $35.94
                                              ======    ======    ======
Stock units outstanding......................    201       228       319
                                              ======    ======    ======
Annual expense, net.......................... $  915    $  960    $1,221
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


Stock Option Plans
------------------

Under the company's stock incentive plan, nonqualified stock options may be granted to certain employees to purchase shares of common stock at prices not less than market prices at the dates of grants. All options granted under these plans expire at the end of 10 years. Most of these option grants vest one-third each year over a three-year period. Others have "cliff-type" vesting after either three- or five-year periods. Some of the options granted in fiscal 1998 were tied to attaining specified earnings per share and return on equity goals for the three years ended June 30, 2000. These goals were met and, therefore, the options become fully vested three years from the date of grant.

The company also has a nonqualified stock option plan for nonemployee directors. Options vest either 40, 30, and 30 percent in each successive year or one-third each year over a three-year period. No options can be issued under this plan after July 31, 2003, and options expire 10 years after issuance.

A summary of stock option activity and weighted average exercise prices follows:

Years ended June 30              2000              1999              1998
---------------------      ----------------  ----------------  ----------------
                                   Exercise          Exercise          Exercise
                           Options  Price    Options  Price    Options  Price
-------------------------------------------------------------------------------
(Options in thousands)
Outstanding,
  beginning of year.......  5,783   $20.79    5,328   $18.63    4,704   $15.32

Granted at market price...    859   $33.07      593   $40.82    1,029   $30.74

Exercised.................   (319)  $11.50      (87)  $17.94     (385)  $10.10

Forfeited.................   (198)  $34.06      (51)  $32.12      (20)  $28.41
                            -----             -----             -----
Outstanding, end of year..  6,125   $22.57    5,783   $20.79    5,328   $18.63
                            =====   ======    =====   ======    =====   ======

Exercisable, end of year..  3,593   $16.82    3,474   $14.53    2,795   $12.25
                            =====   ======    =====   ======    =====   ======
Fair value of options granted:
     At market price......          $11.59            $13.43            $ 9.40
                                    ======            ======            ======


A summary of stock options outstanding and exercisable as of June 30, 2000, follows:

                               Options outstanding      Options exercisable
                            ------------------------   ---------------------
                               Weighted     Weighted                Weighted
                                average     average                 average
   Range of        Number      remaining    exercise     Number     exercise
exercise prices  outstanding  life (years)   price     exercisable   price
----------------------------------------------------------------------------
(Options in thousands)

$ 6.61 - $11.56     1,729        3.48       $ 10.09       1,729     $ 10.09
$11.67 - $20.94     1,540        5.62       $ 18.67       1,269     $ 18.32
$21.09 - $32.54     1,548        6.90       $ 28.30         380     $ 29.43
$33.16 - $42.88     1,308        8.66       $ 36.87         215     $ 39.80
                    -----                                 -----
                    6,125        5.99       $ 22.57       3,593     $ 16.82
                    =====       =====       =======       =====     =======

The maximum number of shares reserved for use in all company restricted stock, stock equivalent and stock incentive plans totals approximately 10.6 million. The total number of restricted and equivalent stock shares and stock options that have been awarded under these plans as of June 30, 2000, is approximately
7.9 million.  No stock options have expired to date.

The company accounts for stock options in accordance with APB No. 25 and therefore no compensation cost related to options has been recognized in the

Consolidated Statements of Earnings. Had compensation cost for the company's stock-based compensation plans been determined consistent with the fair value method of SFAS No. 123, the company's net earnings and earnings per share would have been as follows:


Years ended June 30                           2000      1999      1998
-----------------------------------------------------------------------
(In thousands except per share)

Net earnings as reported................    $71,030   $89,657   $79,858
                                            =======   =======   =======
Pro forma net earnings..................    $65,811   $84,692   $75,900
                                            =======   =======   =======
Basic earnings per share as reported.....     $1.38     $1.72     $1.51
                                            =======   =======   =======
Pro forma basic earnings per share.......     $1.28     $1.62     $1.43
                                            =======   =======   =======
Diluted earnings per share as reported...     $1.35     $1.67     $1.46
                                            =======   =======   =======
Pro forma diluted earnings per share.....     $1.24     $1.57     $1.39
                                            =======   =======   =======

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Options vest over a period of several years and additional awards are generally made each year.
Pro forma disclosures do not reflect compensation expense for options granted prior to fiscal 1996. Therefore, the full effect of applying SFAS No. 123 for providing pro forma disclosures was first evident in fiscal 1999. In addition, valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. The company used the Black-Scholes option pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:


Years ended June 30                           2000      1999      1998
-------------------------------------------------------------------------

Risk-free interest rate..............         6.23%     5.91%     5.61%
                                             ======    ======    ======
Expected dividend yield..............         0.75%     0.75%     1.00%
                                             ======    ======    ======
Expected option life.................         6.5 yrs   6.3 yrs   6.4 yrs
                                             ======    ======    ======

Expected stock price volatility......        22.00%    21.00%    20.00%
                                             ======    ======    ======


11. Commitments and Contingent Liabilities

The company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $7.1 million in 2000 ($6.0 million in 1999 and $5.6 million in 1998). Minimum rental commitments at June 30, 2000, under all noncancellable operating leases due in succeeding fiscal years are:

Years ended June 30
------------------------------------------------------
(In thousands)

2001.......................................   $ 7,144
2002.......................................     6,074
2003.......................................     6,169
2004.......................................     6,325
2005.......................................     6,029
Later years................................    42,044
                                              -------
Total amounts payable......................  $ 73,785
                                             ========

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The company has recorded commitments for broadcast rights payable in future fiscal years. The company also is obligated to make payments under contracts for broadcast rights not currently available for use, and therefore not included in the consolidated financial statements, in the amount of $86.5 million at June 30, 2000 ($81.1 million at June 30, 1999). The fair values of these commitments for unavailable broadcast rights were $73.0 million and $69.1 million at June 30, 2000 and 1999, respectively. The broadcast rights payments due in succeeding fiscal years are:

                                   Recorded    Unavailable
Years ended June 30              Commitments     Rights
----------------------------------------------------------
(In thousands)

2001............................   $ 22,666    $ 11,735
2002............................     10,307      17,010
2003............................      2,896      20,375
2004............................        277      18,463
Later years.....................         --      18,952
                                   --------    --------
Total...........................   $ 36,146    $ 86,535
                                   ========    ========

The broadcasting segment has commitments to spend approximately $30 million over the next three fiscal years for completion of a new building for the Atlanta station, introduction of local news programming at the Portland station and for the initial transition to digital technology at six stations. Meredith also has a commitment to spend approximately $12 million for replacement aircraft and associated facilities in fiscal 2001.

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

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

                                       Foreign      Minimum     Accumulated
                                       Currency     Pension        Other
                                     Translation   Liability   Comprehensive
                                     Adjustments  Adjustments  Income (Loss)
----------------------------------------------------------------------------
(In thousands)

Balance at June 30, 1997............. $     --     $   (281)    $   (281)

Current year adjustments, pre-tax....   (1,388)        (105)      (1,493)
Tax benefit..........................      555           42          597
                                      ---------    ---------    ---------
Other comprehensive loss.............     (833)         (63)        (896)
                                      ---------    ---------    ---------
Balance at June 30, 1998............. $   (833)    $   (344)    $ (1,177)

Current year adjustments, pre-tax....      754          164          918
Tax expense..........................     (301)         (65)        (366)
                                      ---------    ---------    ---------
Other comprehensive income...........      453           99          552
                                      ---------    ---------    ---------
Balance at June 30, 1999............. $   (380)    $   (245)    $   (625)

Current year adjustments, pre-tax....     (427)         175         (252)
Tax benefit (expense)................      170          (69)         101

                                      ---------    ---------    ---------
Other comprehensive (loss) income....     (257)         106         (151)

                                      ---------    ---------    ---------
Balance at June 30, 2000............. $   (637)    $   (139)    $   (776)
                                      =========    =========    =========


13.  Financial Information about Industry Segments

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. In fiscal 1998, the publishing segment also included the residential real estate franchising operations that were sold effective July 1, 1998. The broadcasting segment includes the operations of 12 network-affiliated television stations and syndicated television program marketing and development. The broadcasting segment information includes the effects of the acquisitions of WGCL-TV in March 1999; WFSB-TV in September 1997; and KPDX-TV, KFXO-LP and WHNS-TV in July 1997. Virtually all of the company's revenues are generated and assets reside within the United States. There are no material intersegment transactions.

Operating profit for segment reporting is revenues less operating costs and does not include nonrecurring charges, gains from dispositions, interest income and expense, or unallocated corporate expense. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff and human resources administration expenses. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees.

A significant noncash item included in segment operating costs, other than depreciation and amortization of fixed and intangible assets, is the amortization of broadcast rights in the broadcasting segment, totaling $35.3 million in fiscal 2000, $38.5 million in fiscal 1999 and $27.7 million in fiscal 1998.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and excludes nonrecurring items. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

Unallocated corporate capital expenditures included spending for the construction of the corporate headquarters expansion and related improvements in Des Moines in fiscal 1998.

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

Years ended June 30                        2000           1999          1998
-----------------------------------------------------------------------------
(In thousands)

Revenues
Publishing...........................  $  817,715    $  774,031    $  769,197
Broadcasting.........................     279,450       262,091       240,730
                                       ----------    ----------    ----------
Total revenues.......................  $1,097,165    $1,036,122    $1,009,927
                                       ==========    ==========    ==========
Operating profit
Publishing...........................  $  139,905    $  119,581    $  101,145
Broadcasting.........................      59,594        72,347        74,532
Unallocated corporate expense........     (15,006)      (20,841)      (23,176)
Nonrecurring items...................     (23,096)           --            --
                                       ----------    ----------    ----------
Income from operations...............  $  161,337    $  171,087    $  152,501
                                       ==========    ==========    ==========

Depreciation/amortization
Publishing...........................  $   11,586    $   11,368    $   10,103
Broadcasting.........................      38,713        30,735        24,924
Unallocated corporate................       2,050         1,980         1,813
                                       ----------    ----------    ----------
Total depreciation/amortization......  $   52,349    $   44,083    $   36,840
                                       ==========    ==========    ==========
EBITDA
Publishing...........................  $  151,491    $  130,949    $  111,248
Broadcasting.........................      98,307       103,082        99,456
Unallocated corporate................     (13,016)      (18,861)      (21,363)
                                       ----------    ----------    ----------
Total EBITDA.........................  $  236,782    $  215,170    $  189,341
                                       ==========    ==========    ==========
Assets
Publishing...........................  $  320,358    $  317,297    $  349,783
Broadcasting.........................   1,038,072     1,039,745       675,409
Unallocated corporate................      81,343        66,354        40,797
                                       ----------    ----------    ----------
Total assets.........................  $1,439,773    $1,423,396    $1,065,989
                                       ==========    ==========    ==========
Capital expenditures
Publishing...........................  $    1,465    $    1,417    $    2,932
Broadcasting.........................      32,925        16,470        13,945
Unallocated corporate................       5,013         7,804        29,304
                                       ----------     ---------    ----------
Total capital expenditures...........  $   39,403    $   25,691    $   46,181
                                       ==========    ==========    ==========

14. Selected Quarterly Financial Data  (unaudited)

                               First    Second     Third    Fourth
Year ended June 30, 2000      Quarter   Quarter   Quarter   Quarter    Total
------------------------------------------------------------------------------
(In thousands except per share)

Revenues
Publishing.................. $193,240  $189,545  $224,093  $210,837 $  817,715
Broadcasting................   67,164    76,584    62,850    72,852    279,450
                             --------  --------  --------  -------- ----------
Total revenues.............. $260,404  $266,129  $286,943  $283,689 $1,097,165
                             ========  ========  ========  ======== ==========

Operating profit
Publishing.................. $ 28,637  $ 33,440  $ 46,532  $ 31,296  $ 139,905
Broadcasting................   13,306    21,471     7,930    16,887     59,594
Unallocated corporate expense  (3,226)   (3,304)   (4,706)   (3,830)   (15,066)
Nonrecurring items..........       --        --        --   (23,096)   (23,096)
                             --------  --------  --------  --------  ---------
Income from operations...... $ 38,717  $ 51,607  $ 49,756  $ 21,257  $ 161,337
                             ========  ========  ========  ========  =========

Net earnings................ $ 18,023  $ 25,459  $ 24,816  $  2,732  $  71,030
                             ========  ========  ========  ========  =========

Basic earnings per share.... $   0.35  $   0.49  $   0.48  $   0.06  $    1.38
                             ========  ========  ========  ========  =========

Diluted earnings per share.. $   0.34  $   0.48  $   0.47  $   0.06  $    1.35
                             ========  ========  ========  ========  =========
Dividends per share......... $  0.075  $  0.075  $  0.080  $  0.080  $    0.31
                             ========  ========  ========  ========  =========

Stock price per share:
 High....................... $  38.87  $  42.00  $  41.06  $  36.25
                             ========  ========  ========  ========
 Low........................ $  31.81  $  33.31  $  22.37  $  25.50
                             ========  ========  ========  ========

                               First    Second     Third    Fourth
Year ended June 30, 1999      Quarter   Quarter   Quarter   Quarter    Total
------------------------------------------------------------------------------
(In thousands except per share)

Revenues
Publishing.................. $190,816  $182,858  $202,071  $198,286 $  774,031
Broadcasting................   55,021    72,066    63,050    71,954    262,091
                             --------  --------  --------  --------  ---------
Total revenues.............. $245,837  $254,924  $265,121  $270,240 $1,036,122
                             ========  ========  ========  ======== ==========
Operating profit
Publishing.................. $ 24,819  $ 26,762  $ 37,020  $ 30,980  $ 119,581
Broadcasting................   13,060    25,915    14,728    18,644     72,347
Unallocated corporate expense  (3,974)   (4,874)   (8,518)   (3,475)   (20,841)
                             --------  --------  --------  --------  ---------
Income from operations...... $ 33,905  $ 47,803  $ 43,230  $ 46,149  $ 171,087
                             ========  ========  ========  ========  =========

Net earnings................ $ 18,811  $ 25,423  $ 22,087  $ 23,336  $  89,657
                             ========  ========  ========  ========  =========

Basic earnings per share.... $   0.36  $   0.48  $   0.43  $   0.45  $    1.72
                             ========  ========  ========  ========  =========

Diluted earnings per share.. $   0.35  $   0.47  $   0.41  $   0.44  $    1.67
                             ========  ========  ========  ========  =========

Dividends per share......... $  0.070  $  0.070  $  0.075  $  0.075  $    0.29
                             ========  ========  ========  ========  =========

Stock price per share:
  High...................... $  48.50  $  40.00  $  40.25  $  38.00
                             ========  ========  ========  ========
  Low....................... $  28.56  $  26.69  $  30.87  $  30.62
                             ========  ========  ========  ========

Fiscal 2000
-----------
Fourth quarter results include nonrecurring charges of $23.1 million ($19.1 million after tax), or 36 cents per share, for asset write-downs, contractual obligations and personnel costs associated primarily with the decision to exit certain publishing operations (Note 2).

Fourth quarter publishing operating profits were reduced by $10.2 million for investment spending related to circulation initiatives, Internet and e-commerce activities and development of the consumer database.


Fiscal 1999
-----------
Financial results include the operations of WGCL-TV from its acquisition date of March 1, 1999 (Note 3).

First-quarter results include a gain from the disposition of the Better Homes and Gardens Real Estate Service (Note 3).

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders of Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule, as listed in Part IV, Item 14 (a) 2 herein. These consolidated financial statements and financial statement schedule are the responsibility of company management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


 /s/ KPMG LLP


KPMG LLP
Des Moines, Iowa
July 28, 2000

                           REPORT OF MANAGEMENT

To the Shareholders of Meredith Corporation:

Meredith management is responsible for the preparation, integrity and objectivity of the financial information included in this Form 10-K annual report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based on management's informed judgments and estimates.

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


 /s/ Suku V. Radia


Suku V. Radia
Vice President - Chief Financial Officer

Schedule II


                      MEREDITH CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                     Years ended June 30, 2000, 1999 and 1998
                                  (in thousands)



                                          Year ended June 30, 2000
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------- ---------- ---------- -------- ---------- ---------

Those reserves which are deducted
in the consolidated financial
statements from Receivables:
Reserve for doubtful         $ 6,915     $ 4,021    $  -    $ 2,847    $ 8,089
  accounts
Reserve for returns            5,095      10,100       -      8,916      6,279
                             -------     -------    ----    -------    -------
                             $12,010     $14,121    $  -    $11,763    $14,368
                             =======     =======    ====    =======    =======



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

          3.2          The Restated Bylaws, as amended.

         21            Subsidiaries of the Registrant

         23            Consent of Independent Auditors

         27            Financial Data Schedule