Form 10-Q
period 2000-09-30
MEREDITH CORP
filed 2000-11-13
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2000

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at October 31, 2000
Common Stock, $1 par value                            39,267,257
Class B Stock, $1 par value                           10,762,337
                                                      ----------
   Total Common and Class B Stock                     50,029,594
                                                      ==========

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements





Meredith Corporation and Subsidiaries
Consolidated Balance Sheets



                                                    (Unaudited)
                                                   September 30       June 30
Assets                                                  2000           2000
------------------------------------------------------------------------------
(In thousands)

Current assets:
Cash and cash equivalents                          $   15,347     $   22,861
Receivables, net                                      134,210        145,845
Inventories                                            38,184         35,805
Subscription acquisition costs                         44,589         44,606
Broadcast rights                                       32,164         18,686
Deferred income taxes                                  11,407         10,490
Supplies and prepaids                                  13,200         10,506
                                                   ----------     ----------
Total current assets                                  289,101        288,799

Property,  plant  and  equipment                      334,272        321,418
 Less accumulated depreciation                       (145,743)      (147,261)
                                                   ----------     ----------
Net property, plant and equipment                     188,529        174,157

Subscription acquisition costs                         35,050         37,349
Broadcast rights                                       12,760         10,300
Other assets                                           41,163         35,968
Goodwill and other intangibles (at original
 cost less accumulated amortization of
 $170,683 on September 30 and $164,157 on June 30)    886,675        893,200
                                                   ----------     ----------

Total assets                                       $1,453,278     $1,439,773
                                                   ==========     ==========





See accompanying Notes to Interim Consolidated Financial Statements.

                                                    (Unaudited)
                                                   September 30      June 30
Liabilities and Stockholders' Equity                    2000           2000
------------------------------------------------------------------------------
(In thousands except share data)

Current liabilities:
Current portion of long-term debt                  $   50,000     $   50,000
Current portion of long-term broadcast
 rights payable                                        37,108         22,666
Accounts payable                                       42,853         53,892
Accrued taxes and expenses                             86,120         94,169
Unearned subscription revenues                        137,460        137,974
                                                   ----------     ----------
Total current liabilities                             353,541        358,701

Long-term debt                                        465,000        455,000
Long-term broadcast rights payable                     13,869         13,480
Unearned subscription revenues                         95,449         96,811
Deferred income taxes                                  52,440         48,260
Other noncurrent liabilities                           48,064         45,012
                                                   ----------     ----------
Total liabilities                                   1,028,363      1,017,264
                                                   ----------     ----------
Temporary equity: Put option agreements
Common stock, no shares outstanding at
 September 30 and 1,264,140 shares at June 30              --         42,665
                                                   ----------     ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                 --             --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 39,314,923 at September 30 and
  38,326,171 at June 30 (net of treasury shares,
 29,462,696 at September 30 and 29,050,052 at
  June 30.)                                            39,315         38,326
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 10,772,481 at September 30 and
  10,882,845 at June 30.                               10,772         10,883
Retained earnings                                     376,725        334,448
Accumulated other comprehensive income (loss)             657           (776)
Unearned compensation                                  (2,554)        (3,037)
                                                   ----------     ----------
Total stockholders' equity                            424,915        379,844
                                                   ----------     ----------

Total liabilities and stockholders' equity         $1,453,278     $1,439,773
                                                   ==========     ==========

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                                     Three Months
                                                  Ended September 30
                                                    2000      1999
--------------------------------------------------------------------------
(In thousands except per share)

Revenues:
  Advertising                                  $149,025        $156,771
  Circulation                                    64,514          69,287
  All other                                      36,483          34,346
                                               --------        --------
Total revenues                                  250,022         260,404
                                               --------        --------
Operating costs and expenses:
  Production, distribution and edit             110,545         107,997
  Selling, general & administrative              91,460         100,747
  Depreciation and amortization                  12,839          12,943
                                               --------        --------
Total operating costs and expenses              214,844         221,687
                                               --------        --------
Income from operations                           35,178          38,717

  Interest income                                   209             290
  Interest expense                               (8,520)         (8,868)
                                               --------        --------

Earnings before income taxes                     26,867          30,139

  Income taxes                                   10,398          12,116
                                               --------        --------

Net earnings                                   $ 16,469        $ 18,023
                                               ========        ========

Basic earnings per share                       $   0.33        $   0.35
                                               ========        ========
Basic average shares outstanding                 50,272          51,773
                                               ========        ========
Diluted earnings per share                     $   0.32        $   0.34
                                               ========        ========
Diluted average shares outstanding               51,522          53,373
                                               ========        ========
Dividends paid per share                       $  0.080        $  0.075
                                               ========        ========





See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)



Three Months Ended September 30                            2000       1999
---------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
  Net earnings                                         $ 16,469   $ 18,023
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                          12,839     12,943
  Amortization of broadcast rights                        8,427      7,605
  Payments for broadcast rights                          (9,609)   (10,157)
  Changes in assets and liabilities:
    Accounts receivable                                  11,635    (12,417)
    Inventories                                          (2,379)    (2,005)
    Supplies and prepayments                             (2,669)    (1,042)
    Subscription acquisition costs                        2,316      5,519
    Accounts payable                                    (11,039)    (7,798)
    Accruals                                             (7,618)     4,095
    Unearned subscription revenues                       (1,876)    (1,531)
    Deferred income taxes                                 2,347      1,629
    Other noncurrent liabilities                          3,052      3,099
                                                       --------   --------
Net cash provided by operating activities                21,895     17,963
                                                       --------   --------
Cash flows from investing activities:
  Additions to property, plant, and equipment           (20,708)    (8,765)
  Changes in investments and other                       (2,826)       170
                                                       --------   --------
Net cash (used) by investing activities                 (23,534)    (8,595)
                                                       --------   --------
Cash flows from financing activities:
  Long-term debt incurred                                10,000         --
  Proceeds from common stock issued                       1,054        661
  Purchases of company stock                            (13,213)    (6,075)
  Dividends paid                                         (4,011)    (3,884)
  Other                                                     295        162
                                                       --------   --------
Net cash (used) by financing activities                  (5,875)    (9,136)
                                                       --------   --------
Net (decrease) increase in cash and cash equivalents     (7,514)       232
Cash and cash equivalents at beginning of year           22,861     11,029
                                                       --------   --------
Cash and cash equivalents at end of period             $ 15,347   $ 11,261
                                                       ========   ========



See accompanying Notes to Interim Consolidated Financial Statements.

                               MEREDITH CORPORATION
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1. Accounting Policies

a. General

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Readers are referred to the company's Form 10-K for the year ended June 30, 2000 for complete financial statements and related notes. Certain prior-year amounts have been reclassified to conform with current-year presentation.


b. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.


c. Goodwill and other intangibles

The unamortized portion of intangible assets consisted of the following:

                                         (unaudited)
                                         September 30        June 30
                                             2000              2000
                                         ------------      ------------
     (In thousands)
     Federal Communications
        Commission (FCC) licenses          $426,038          $428,909
     Goodwill                               246,854           248,799
     Television network affiliation
       agreements                           200,789           202,313
     All other                               12,994            13,179
                                           --------          --------
     Total unamortized portion
        of intangible assets               $886,675          $893,200
                                           ========          ========

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


d. Earnings per share

The following table presents the calculations of earnings per share:

                                               (unaudited)
                                               Three Months
                                            Ended September 30
                                              2000       1999
                                           ---------  ---------
(In thousands except per share)

Net earnings                                $16,469    $18,023
                                            =======    =======

Basic average shares outstanding             50,272     51,773
Dilutive effect of stock options              1,250      1,600
                                            -------    -------
Diluted average shares outstanding           51,522     53,373
                                            =======    =======
Basic earnings per share                    $   .33    $   .35
                                            =======    =======
Diluted earnings per share                  $   .32    $   .34
                                            =======    =======

Antidilutive options excluded from the above calculations totaled 1,413,000 options at September 30, 2000 (with a weighted average exercise price of $36.51) and 607,000 options at September 30, 1999 (with a weighted average exercise price of $40.80).

Options to purchase 55,000 shares were exercised during the three months ended September 30, 2000 (23,000 options were exercised in the three months ended September 30, 1999).


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

These initiatives contributed to a nonrecurring charge of $23.1 million ($19.1 million after tax) or 36 cents per share for asset write-downs ($16.8 million),

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


contractual obligations ($3.8 million) and personnel costs ($2.5 million). At June 30, 2000, $3.2 million was accrued in the Consolidated Balance Sheet related to these charges. Details of the activity in the accrual account since that date follow:

                             6-30-2000                     Other     9-30-2000
                               Accrual         Cash      Adjust-       Accrual
Description                    Balance     Payments        ments       Balance
----------------------       ---------     --------     --------     ---------
(In thousands)
Contractual obligations       $  2,116     $     --     $     --     $   2,116
Personnel costs                  1,109         (192)          --           917
                              --------     --------     --------     ---------
Total                         $  3,225     $   (192)    $     --     $   3,033
                              ========     ========     ========     =========


Accrued contractual obligations represent costs associated with the decision to exit certain publishing operations. These costs are expected to be paid out over the next 33 months from internally generated cash flows.

Accrued personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of 29 employees as a result of the magazine closings and other restructuring efforts. As of September 30, 2000, 27 of the 29 employees had left the company. Remaining personnel costs are expected to be paid out over the next 15 months from internally generated cash flows.


3. Derivative Financial Instruments

Meredith adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," including subsequent amendments, as required on July 1, 2000.

The company's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Interest rate swap contracts are used to effectively convert a significant portion of the company's variable interest rate debt to fixed interest rate debt. Under an interest rate swap contract, Meredith agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


of the contract. Meredith is exposed to credit-related losses in the event of nonperformance by counterparties to the swap contracts. This risk is minimized by entering into contracts with large, stable financial institutions.

Meredith's interest rate swap contracts are considered to be a cash flow hedge against changes in the amount of future interest payments on the company's variable-rate debt obligations. Accordingly, the fair market value of the interest rate swap contracts is included in "Other assets" in the Consolidated Balance Sheets. The related unrealized gains on these contracts are recorded in shareholders' equity as a component of comprehensive income, net of tax, and then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. The net effect of this accounting on the company's operating results is that interest expense on the portion of the variable-rate debt being hedged is generally recorded based on fixed interest rates.

At September 30, 2000, Meredith had interest rate swap contracts to pay fixed-rates of interest (average 5.7 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 6.7 percent) on $240 million notional amount of indebtedness. This resulted in nearly 80 percent of Meredith's underlying variable-rate debt being subject to fixed interest rates. The swap contracts expire on June 28, 2002, and the notional amount varies over the terms of the contracts. The average notional amount of indebtedness outstanding under the contracts is $223 million in fiscal 2001 and $93 million in fiscal 2002.

The fair market value of the interest rate swap contracts was $2.3 million at September 30, 2000. The estimated amount of the gain expected to be reclassified into earnings over the next twelve months is $1.8 million. The net gain or loss on the ineffective portion of these interest rate swap contracts was not material in any period.


4. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income includes foreign currency translation adjustments and changes in the fair market value of interest rate swap contracts in addition to net earnings. Fiscal 2001 comprehensive income also included a cumulative-type transition net gain for the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," of $2.5 million. Total comprehensive income (in thousands) for the three-month periods ended September 30, 2000 and 1999, was $17,902 and $17,890, respectively.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


5. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 37 percent are under the LIFO method at September 30, 2000 and 39 percent at June 30, 2000.

                                            (unaudited)
                                            September 30    June 30
                                                2000          2000
                                            -----------   ----------
       (In thousands)

       Raw materials                          $25,369      $18,533
       Work in process                         15,602       19,980
       Finished goods                           6,581        6,360
                                              -------      -------
                                               47,552       44,873
       Reserve for LIFO cost valuation         (9,368)      (9,068)
                                              -------      -------
       Total                                  $38,184      $35,805
                                              =======      =======

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


6. Segment information
                                              (unaudited)
                                              Three Months
                                            Ended September 30
                                           -------------------
                                             2000       1999
                                           --------   --------
          (In thousands)
          Revenues
            Publishing                     $184,885   $193,714
            Broadcasting                     65,137     66,690
                                           --------   --------
              Total revenues               $250,022   $260,404
                                           ========   ========

          Operating profit
            Publishing                     $ 28,410   $ 28,398
            Broadcasting                     10,143     13,545
            Unallocated corporate expense    (3,375)    (3,226)
                                           --------   --------
              Income from operations       $ 35,178   $ 38,717
                                           ========   ========

          Depreciation and amortization
            Publishing                     $  2,209   $  2,870
            Broadcasting                      9,948      9,521
            Unallocated corporate               682        552
                                           --------   --------
               Total depreciation
                and amortization           $ 12,839   $ 12,943
                                           ========   ========

          EBITDA
            Publishing                     $ 30,619   $ 31,268
            Broadcasting                     20,091     23,066
            Unallocated corporate            (2,693)    (2,674)
                                           --------   --------
              Total EBITDA                 $ 48,017   $ 51,660
                                           ========   ========

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The broadcasting segment includes the operations of 12 network-affiliated television stations. The syndicated television program

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


marketing and development operations, that were previously reported in the broadcasting segment, are now reported in the publishing segment. Prior-year information has been restated. There are no material intersegment transactions.

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












Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




The following discussion presents the key factors that have affected the company's business in the first quarter of fiscal 2001 and fiscal 2000. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 2000. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

This section, and management's public commentary from time to time, may contain certain forward-looking statements that are subject to risks and uncertainties. The words "expect," "anticipate," "believe," "likely," "will," and similar expressions generally identify forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the company's operations. Readers are cautioned not to place undue reliance on such forward looking-information as actual results may differ materially from those currently anticipated. Readers are referred to the company's Form 10-K for the year ended June 30, 2000, for a discussion of such factors.

                             Results of Operations


                                                                    Percent
     Quarters ended September 30         2000          1999          Change
     ---------------------------       --------      --------       --------
     (In thousands except per share)

     Total revenues                    $250,022      $260,404         (4)%
                                       ========      ========        =====

     Income from operations            $ 35,178      $ 38,717         (9)%
                                       ========      ========        =====

     Net earnings                      $ 16,469      $ 18,023         (9)%
                                       ========      ========        =====

     Diluted earnings per share        $   0.32      $   0.34         (6)%
                                       ========      ========        =====

Fiscal 2001 first quarter net earnings were $16.5 million, or 32 cents per share compared to prior-year first quarter net earnings of $18.0 million, or 34 cents per share. The decline reflected lower operating profit in the broadcasting segment. This decline was partially offset by slightly lower net interest expense and a lower effective tax rate. In addition, the weighted-average number of shares outstanding declined approximately 3 percent due to company share repurchases.

First quarter revenues were $250.0 million compared to prior-year first quarter revenues of $260.4 million. Adjusting for the impact of several discontinued magazine titles, comparable prior-year revenues were $252.2 million. The decline in comparable revenues primarily reflected lower advertising revenues in both the publishing and broadcasting segments.

Operating costs and expenses decreased 3 percent from the prior-year quarter. The decrease reflected lower subscription acquisition costs, primarily the result of discontinued titles, and overall cost containment efforts. These factors led to a 9 percent decline in selling, general and administrative expenses. Production, distribution and editorial costs increased as a result of investments in news expansion and improvements at the television stations and from higher paper prices in the magazine operations. These increases were partially offset by lower magazine production costs. The operating profit margin was 14.1 percent of revenues in the current quarter versus 14.9 percent in the prior-year period.

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

To move forward with these initiatives, Meredith has committed up to $100 million for investments in Internet and e-commerce activities, continued development of its consumer database, and strategic alliances and partnerships. Incremental spending related to these initiatives reduced earnings between 1 and 2 cents per share in the first quarter of fiscal 2001. Looking forward, the impact on full fiscal 2001 earnings from these initiatives is expected to be at the lower end of the previously announced range of 8 to 12 cents. Investment spending related to the circulation initiatives had no impact in the first fiscal quarter. Looking forward, investment spending related to the circulation initiatives is expected to reduce full fiscal 2001 earnings by 8 to 10 cents per share.

The initiatives announced in March 2000 contributed to a fiscal 2000 fourth quarter nonrecurring charge of $23.1 million ($19.1 million after tax) or 36 cents per share for asset write-downs ($16.8 million), contractual obligations ($3.8 million) and personnel costs ($2.5 million). At June 30, 2000, $3.2 million was accrued in the Consolidated Balance Sheet related to these charges. Details of the activity in the accrual account since that date follow:

                              6-30-2000                              9-30-2000
                                Accrual          Cash        Other     Accrual
Description                     Balance      Payments  Adjustments     Balance
----------------------     ------------   -----------   ----------   ---------
(In millions)
Contractual obligations        $    2.1      $     --     $     --   $    2.1
Personnel costs                     1.1          (0.2)          --        0.9
                            -----------   -----------   ----------  ---------
Total before tax benefit       $    3.2      $   (0.2)    $     --    $   3.0
                            ===========   ===========   ==========  =========


Accrued contractual obligations represent costs associated with the decision to exit certain publishing operations. These costs are expected to be paid out over the next 33 months from internally generated cash flows.

Accrued personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of 29 employees as a result of the magazine closings and other restructuring efforts. As of September 30, 2000, 27 of the 29 employees had left the company. Remaining personnel costs are expected to be paid out over the next 15 months from internally generated cash flows.

The Company's effective tax rate in the first quarter, and the expected rate for the fiscal year, was 38.7 percent compared with 40.2 percent in the prior year.

Interactive Media - The following table presents supplemental data regarding the results of the company's interactive media operations. These operations are an integral part of the company's Publishing and Broadcasting Groups and are included in the reported results of those segments. To date, most of the company's Internet activities have been in the Publishing Group. The results are pro-forma and are presented for informational purposes only. The results do not attempt to reflect how the operations would have been reported had they been a stand-alone business. Nevertheless, because of Meredith's planned expansion and acceleration of Internet-related efforts on a company-wide basis, management believes this supplemental disclosure will be useful in analyzing the company's performance.
                                                                    Percent
     Quarters ended September 30         2000          1999          Change
     ---------------------------       --------      --------       --------
     (In thousands)
     Total revenues                    $  1,070      $    332         222 %
                                       ========      ========         =====
     Operating loss                    $ (1,881)     $ (1,463)        (29)%
                                       ========      ========         =====

Interactive media revenues increased 222 percent in the first quarter to $1.1 million from $0.3 million in the prior-year quarter. The revenue growth reflected increased advertising revenues, both online and from newly-formed Internet alliances, and higher revenues for content creation services.

Interactive media incurred an operating loss of $1.9 million in the quarter versus a loss of $1.5 million in the prior-year quarter. These results reflect the company's increasing level of investment in interactive media, as previously announced.

The number of registrations generated by Meredith Web sites continues to grow at a rapid pace. By the end of the fiscal 2001 first quarter, the company had surpassed the 1 million mark. Page views for all Meredith sites grew 60 percent and unique visitors grew 40 percent for the fiscal 2001 first quarter versus the same period last year. The company also generated 153 percent more subscriptions online. Kerr said this demonstrates the potential for significant success related to the company's Internet investments over time.


Publishing
----------
                                                                    Percent
     Quarters ended September 30         2000          1999          Change
     ---------------------------       --------      --------       --------
     (In thousands)
     Revenues
     ---------
       Advertising                     $ 85,628      $ 91,873        (7)%
       Circulation                       64,514        69,287        (7)%
       Other                             34,743        32,554         7 %
                                       --------      --------       -----
     Total revenues                    $184,885      $193,714        (5)%
                                       ========      ========       =====
     Operating profit                  $ 28,410      $ 28,398         --
                                       ========      ========       =====

Publishing revenues were $184.9 million compared to $193.7 million in the prior-year first quarter. Excluding the impact of discontinued titles, comparable prior-year revenues were $185.6 million. The discontinued titles include Crayola Kids, Northwest WorldTraveler, Cross Stitch & Needlework and Decorative Woodcrafts magazines. The following discussion excludes the prior-year revenues of these discontinued titles.

Comparable magazine advertising revenues were down 3 percent due to lower advertising revenues at the company's two largest circulation titles, Better Homes and Gardens and Ladies Home Journal magazines. Total advertising pages for the two titles declined 11 percent versus the prior-year quarter. This decline resulted primarily from a slowdown in advertising by packaged goods manufacturers. Excluding these two titles, total advertising pages of other magazines increased 9 percent with most titles reporting higher advertising pages and revenues. Double-digit percentage advertising revenue growth was reported by Traditional Home, the Better Homes and Gardens Special Interest Publications and More magazine, among others. Partially offsetting this growth was lower advertising revenues at WOOD magazine primarily due to a slowdown in advertising by tool companies.

Comparable magazine circulation revenues were down less than 1 percent from the prior year. Lower circulation revenue at Ladies' Home Journal magazine, a result of its February 2000 reduction in rate base, was the primary factor in the decline. Partially offsetting this decline were increased circulation revenues from newer titles and higher newsstand sales of the Better Homes and Gardens Special Interest Publications.

Other publishing revenues increased 7 percent as a result of increased sales volume in the book and integrated marketing operations. Sales of books to home and garden centers were especially strong. The increase in integrated marketing revenues reflected new custom publishing agreements.

Publishing operating profit was $28.4 million in the fiscal 2001 first quarter, even with results in the prior-year first quarter. The decline in revenues was offset by a 5 percent decline in operating costs and expenses. Operating costs and expenses declined primarily as a result of the discontinued titles, lower amortization due to the prior-year write-downs, lower magazine processing costs and lower subscription acquisition costs due to the timing of promotional mailings. Partially offsetting these declines were higher magazine paper prices and increased investment in interactive initiatives. Paper prices were approximately 10 percent higher than a year earlier reflecting price increases in October 1999 and April 2000. Individual magazine titles reporting significant operating profit improvements included Country Home, Traditional Home, and the company's group of craft titles. Operating profits declined at Better Homes and Gardens, Ladies' Home Journal and WOOD magazines as a result of lower advertising revenues.

Looking forward, management anticipates that, on a comparable basis, second quarter fiscal 2001 advertising pages and revenues will show little change from the prior-year second quarter. While some titles are benefiting from growth in financial, luxury goods, travel, pharmaceuticals and home and building advertising, the slowdown in packaged goods advertising has continued to effect the company's two largest titles. In addition, the company expects very little advertising by dot-com companies in the second quarter. This is based on current information and actual results could differ.


Broadcasting
------------
                                                                    Percent
     Quarters ended September 30         2000          1999          Change
     ---------------------------       --------      --------       --------
     (In thousands)
     Revenues
     ---------
       Advertising                     $ 63,397      $ 64,898        (2)%
       Other                              1,740         1,792        (3)%
                                       --------      --------       -----
     Total revenues                    $ 65,137      $ 66,690        (2)%
                                       ========      ========       =====
     Operating profit                  $ 10,143      $ 13,545       (25)%
                                       ========      ========       =====

Fiscal 2001 first quarter revenues were $65.1 million compared to prior-year first quarter revenues of $66.7 million. Management believes that television advertising revenues were generally weak across the industry in the quarter with the exception of advertising related to the summer Olympics on NBC affiliates and advertising for political campaigns. Meredith owns only one NBC affiliate, WSMV-Nashville. The company's 11 other stations were negatively affected as some non-Olympic advertisers chose to curb spending during the airing of the Olympics. Additionally, the timing of the Olympics pushed the start of network fall programming into the second quarter, delaying some advertising spending across the industry. Regarding political advertising, significant spending has been limited to the tightly contested battleground states. The company's CBS affiliates in Kansas City and Saginaw have benefited, however, the company's other stations have seen little political spending. As a result, the company's stations in Kansas City and Saginaw, as well as the FOX affiliate in Bend, Oregon, reported higher advertising revenues versus the prior-year first quarter. The company's other stations reported revenues that were flat or down compared to the prior-year first quarter, reflecting weakness across the industry and downturns in certain markets as well as the continued weakness of FOX prime-time programming at the company's six FOX affiliates.

Operating profit decreased 25 percent from the prior-year quarter reflecting the revenue decline and increased operating costs. The increase in operating costs resulted from investments in the improvement and expansion of news programming, investments in sales enhancement efforts, increased depreciation expense related to digital television investments and higher syndicated programming costs in certain markets.

Looking forward, advertising bookings for October are currently pacing up in the mid-single digit range, on a percentage basis, versus the prior-year quarter. November and December bookings are pacing down in the mid-single digit range. Pacing data is based on current information and actual results may differ.

                        Liquidity and Capital Resources

                                                                    Percent
     Quarters ended September 30         2000          1999          Change
     ---------------------------       --------      --------       --------
     (In thousands)

     Net earnings                      $  16,469    $  18,023        (9)%
                                       =========    =========       =====

     Cash flows from operations        $  21,895    $  17,963        22 %
                                       =========    =========       =====

     Cash flows from investing         $ (23,534)   $  (8,595)     (174)%
                                       =========    =========       =====

     Cash flows from financing         $  (5,875)   $  (9,136)       36 %
                                       =========    =========       =====

     Net (decrease) increase in
       cash and cash equivalents       $  (7,514)   $     232        nm
                                       =========    =========       =====

     EBITDA                            $  48,017    $  51,660        (7)%
                                       =========    =========       =====
     nm - not meaningful

Cash and cash equivalents decreased by $7.5 million in the first quarter of fiscal 2001 compared to an increase of $0.2 million in the prior-year quarter. The change primarily reflected the increased use of cash in the current quarter for capital expenditures. Cash provided by operating activities increased 22 percent because of favorable changes in cash required for working capital needs. These changes related to lower accounts receivable balances, reflecting the decline in advertising revenues, and lower accounts payable and accrual balances related primarily to salaries and incentives.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. Fiscal 2001 first quarter EBITDA decreased 7 percent from the prior-year quarter reflecting a decline in operating results in the Broadcasting segment. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

At September 30, 2000, debt outstanding consisted of $315 million outstanding under two variable rate unsecured credit agreements and $200 million outstanding in fixed rate unsecured senior notes issued to five insurance companies. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities.
The debt agreements include certain financial covenants related to debt levels and coverage ratios. During the first quarter the company renegotiated certain of these covenants to provide Meredith more flexibility in the timing and level of investment and capital spending. There was no material impact on the financial position or results of operations of the company related to the renegotiation of these covenants. As of September 30, 2000, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire on June 28, 2002, and the notional amount declines periodically over the remaining terms of the contracts. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements. The weighted-average interest rate on debt outstanding at September 30, 2000, was approximately 6.5 percent.

In the first quarter of fiscal 2001, the company spent $13.2 million to repurchase an aggregate of 448,000 shares of Meredith Corporation common stock at then current market prices. This compares with spending of $6.1 million for the repurchase of 172,000 shares in the prior-year first quarter. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of September 30, 2000, approximately
1.3 million shares could be repurchased under existing board authorizations. The status of this program is reviewed at each quarterly board of directors meeting.

The market value of the put option agreements that appeared as Temporary equity on the Consolidated Balance Sheet at June 30, 2000, has been reclassified into Stockholders' equity at September 30, 2000, reflecting the expiration of the put option agreements.

Dividends paid in the first quarter of fiscal 2001 were $4.0 million, or 8 cents per share, compared with $3.9 million, or 7.5 cents per share, in the prior-year quarter.

First quarter spending for property, plant and equipment increased to $20.7 million from $8.8 million in the prior-year first quarter. The increase reflected higher spending for the purchase of replacement aircraft and associated facilities, construction of a new broadcasting facility for the Atlanta television station and the purchase of equipment for the introduction of local news programming at the Portland television station. Funds for capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.

Meredith adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," including subsequent amendments, as required on July 1, 2000. This adoption had no effect on the net earnings of the company and the effect on the company's financial position was immaterial.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is subject to certain market risks as a result of the use of financial instruments. The market risk inherent in the company's financial instruments subject to such risks is the potential market value loss arising from adverse changes in interest rates. Readers are referred to Item 7a, "Quantitative and Qualitative Disclosures About Market Risk," of the company's Form 10-K for the year ended June 30, 2000 for a more complete discussion of these risks.

At September 30, 2000, Meredith had outstanding $315 million in variable-rate long-term debt and $200 million in fixed-rate long-term debt. The company uses interest rate swap contracts to effectively convert a substantial portion of its variable-rate debt to fixed-rate debt. Therefore, there is no material earnings or liquidity risk associated with the company's variable-rate debt and the related interest rate swap contracts. The fair market value of the variable-rate debt approximates the carrying amount due to the periodic resetting of interest rates. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a fair market value of $0.7 million compared to the current fair market value of $2.3 million at September 30, 2000.

There is no earnings or liquidity risk associated with the company's fixed rate debt. The fair market value of the debt is determined by discounting cash flows through maturity using borrowing rates currently available for debt with similar terms and maturities. A 10 percent decrease in interest rates would result in a fair market value of ($196.6 million) compared to the current fair market value of ($189.3 million) at September 30, 2000.

There has been no material change in the market risk associated with broadcast rights payable since June 30, 2000.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    27)  Financial Data Schedule

(b) Reports on Form 8-K

    During the first quarter of fiscal 2001, the company filed a report on Form 8-K on August 22, 2000, as amended by Form 8-KA filed on August 24, 2000, reporting under Item 5 the text of a news release dated August 8, 2000, reporting earnings for the fiscal year ended June 30, 2000 and the script of a conference call held with analysts concerning that news release.

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










Date: November 13, 2000

                               Index to Exhibits




     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------


      27          Financial Data Schedule