Form 10-Q
period 2000-12-31
MEREDITH CORP
filed 2001-02-13
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 2000

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at January 31, 2001
Common Stock, $1 par value                            39,493,817
Class B Stock, $1 par value                           10,416,252
                                                      ----------
   Total Common and Class B Stock                     49,910,069
                                                      ==========

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements





Meredith Corporation and Subsidiaries
Consolidated Balance Sheets



                                                    (Unaudited)
                                                   December 31       June 30
Assets                                                  2000           2000
------------------------------------------------------------------------------
(In thousands)

Current assets:
Cash and cash equivalents                          $    9,849     $   22,861
Receivables, net                                      136,270        145,845
Inventories                                            42,184         35,805
Subscription acquisition costs                         45,096         44,606
Broadcast rights                                       24,953         18,686
Deferred income taxes                                  12,483         10,490
Supplies and prepaids                                  11,833         10,506
                                                   ----------     ----------
Total current assets                                  282,668        288,799

Property,  plant  and  equipment                      344,513        321,418
 Less accumulated depreciation                       (151,888)      (147,261)
                                                   ----------     ----------
Net property, plant and equipment                     192,625        174,157

Subscription acquisition costs                         34,691         37,349
Broadcast rights                                       13,286         10,300
Other assets                                           41,077         35,968
Goodwill and other intangibles (at original
 cost less accumulated amortization of
 $177,209 on December 31 and $164,157 on June 30)     880,152        893,200
                                                   ----------     ----------

Total assets                                       $1,444,499     $1,439,773
                                                   ==========     ==========





See accompanying Notes to Interim Consolidated Financial Statements.

                                                    (Unaudited)
                                                   December 31      June 30
Liabilities and Stockholders' Equity                    2000           2000
------------------------------------------------------------------------------
(In thousands except share data)

Current liabilities:
Short-term bank debt                               $    7,370     $       --
Current portion of long-term debt                      50,000         50,000
Current portion of long-term broadcast
 rights payable                                        28,376         22,666
Accounts payable                                       33,661         53,892
Accrued taxes and expenses                             87,783         94,169
Unearned subscription revenues                        139,482        137,974
                                                   ----------     ----------
Total current liabilities                             346,672        358,701

Long-term debt                                        445,000        455,000
Long-term broadcast rights payable                     15,321         13,480
Unearned subscription revenues                         94,034         96,811
Deferred income taxes                                  57,963         48,260
Other noncurrent liabilities                           46,039         45,012
                                                   ----------     ----------
Total liabilities                                   1,005,029      1,017,264
                                                   ----------     ----------
Temporary equity: Put option agreements
Common stock, no shares outstanding at
 December 31 and 1,264,140 shares at June 30               --         42,665
                                                   ----------     ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                 --             --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 39,218,088 at December 31 and
  38,326,171 at June 30 (net of treasury shares,
 29,691,826 at December 31 and 29,050,052 at
  June 30.)                                            39,218         38,326
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 10,749,866 at December 31 and
  10,882,845 at June 30.                               10,750         10,883
Retained earnings                                     392,538        334,448
Accumulated other comprehensive income (loss)            (198)          (776)
Unearned compensation                                  (2,838)        (3,037)
                                                   ----------     ----------
Total stockholders' equity                            439,470        379,844
                                                   ----------     ----------
Total liabilities and stockholders' equity         $1,444,499     $1,439,773
                                                   ==========     ==========

See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                         Three Months           Six Months
                                      Ended December 31     Ended December 31
                                        2000       1999        2000      1999
------------------------------------------------------------------------------
(In thousands except per share)

Revenues:
  Advertising                        $153,169   $157,882   $302,194   $314,653
  Circulation                          63,336     68,530    127,850    137,817
  All other                            44,383     39,717     80,866     74,063
                                     --------   --------   --------   --------
Total revenues                        260,888    266,129    510,910    526,533
                                     --------   --------   --------   --------
Operating costs and expenses:
  Production, distribution and edit   107,576    108,361    218,121    216,358
  Selling, general & administrative    93,109     93,083    184,569    193,830
  Depreciation and amortization        12,785     13,078     25,624     26,021
                                     --------   --------   --------   --------
Total operating costs and expenses    213,470    214,522    428,314    436,209
                                     --------   --------   --------   --------
Income from operations                 47,418     51,607     82,596     90,324

  Interest income                         269        147        478        437
  Interest expense                     (8,469)    (9,181)   (16,989)   (18,049)
                                     --------   --------   --------   --------

Earnings before income taxes           39,218     42,573     66,085     72,712

  Income taxes                         15,177     17,114     25,575     29,230
                                     --------   --------   --------   --------

Net earnings                         $ 24,041   $ 25,459   $ 40,510   $ 43,482
                                     ========   ========   ========   ========

Basic earnings per share             $   0.48   $   0.49   $   0.81   $   0.84
                                     ========   ========   ========   ========
Basic average shares outstanding       50,019     51,596     50,146     51,684
                                     ========   ========   ========   ========
Diluted earnings per share           $   0.47   $   0.48   $   0.79   $   0.82
                                     ========   ========   ========   ========
Diluted average shares outstanding     51,275     53,303     51,398     53,338
                                     ========   ========   ========   ========
Dividends paid per share             $  0.080   $  0.075   $  0.160   $  0.150
                                     ========   ========   ========   ========





See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)



Six Months Ended December 31                              2000       1999
---------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
  Net earnings                                         $ 40,510   $ 43,482
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                          25,624     26,021
  Amortization of broadcast rights                       17,149     16,020
  Payments for broadcast rights                         (19,346)   (18,670)
  Changes in assets and liabilities:
    Accounts receivable                                   9,575    (14,941)
    Inventories                                          (6,379)      (429)
    Supplies and prepayments                               (881)    (1,719)
    Subscription acquisition costs                        2,168      3,547
    Accounts payable                                    (20,231)   (24,388)
    Accruals                                             (5,458)     1,377
    Unearned subscription revenues                       (1,269)     5,333
    Deferred income taxes                                 7,340      5,404
    Other noncurrent liabilities                          1,027      3,207
                                                       --------   --------
Net cash provided by operating activities                49,829     44,244
                                                       --------   --------
Cash flows from investing activities:
  Additions to property, plant, and equipment           (31,068)   (14,881)
  Changes in investments and other                       (3,757)    (1,757)
                                                       --------   --------
Net cash (used) by investing activities                 (34,825)   (16,638)
                                                       --------   --------
Cash flows from financing activities:
  Short-term debt incurred                                7,370         --
  Repayment of long-term debt                           (10,000)        --
  Financing costs                                          (383)        --
  Proceeds from common stock issued                       2,567      1,712
  Purchases of company stock                            (20,145)   (14,908)
  Dividends paid                                         (8,013)    (7,751)
  Other                                                     588        393
                                                       --------   --------
Net cash (used) by financing activities                 (28,016)   (20,554)
                                                       --------   --------
Net (decrease) increase in cash and cash equivalents    (13,012)     7,052
Cash and cash equivalents at beginning of year           22,861     11,029
                                                       --------   --------
Cash and cash equivalents at end of period             $  9,849   $ 18,081
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


c. Goodwill and other intangibles

The unamortized portion of intangible assets consisted of the following:

                                         (unaudited)
                                         December 31         June 30
                                             2000              2000
                                         -----------       -----------
     (In thousands)
     Federal Communications
        Commission (FCC) licenses          $423,170          $428,909
     Goodwill                               244,909           248,799
     Television network affiliation
       agreements                           199,265           202,313
     All other                               12,808            13,179
                                           --------          --------
     Goodwill and other intangibles        $880,152          $893,200
                                           ========          ========

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


d. Earnings per share

The following table presents the calculations of earnings per share:

                                        (unaudited)
                                       Three Months          Six Months
                                     Ended December 31    Ended December 31
                                      2000      1999        2000      1999
                                    -------   -------     -------   -------
(In thousands except per share)

Net earnings                        $24,041   $25,459     $40,510   $43,482
                                    =======   =======     =======   =======

Basic average shares outstanding     50,019    51,596      50,146    51,684
Dilutive effect of stock options      1,256     1,707       1,252     1,654
                                    -------   -------     -------   -------
Diluted average shares outstanding   51,275    53,303      51,398    53,338
                                    =======   =======     =======   =======
Basic earnings per share            $   .48   $   .49     $   .81   $   .84
                                    =======   =======     =======   =======
Diluted earnings per share          $   .47   $   .48     $   .79   $   .82
                                    =======   =======     =======   =======

Antidilutive options excluded from the above calculations totaled 1,509,000 options at December 31, 2000 (with a weighted average exercise price of $35.92) and 580,000 options at December 31, 1999 (with a weighted average exercise price of $40.95).

Options to purchase 137,000 shares were exercised during the six months ended December 31, 2000 (83,000 options were exercised in the six months ended December 31, 1999).


2.  Nonrecurring Items

In March 2000, Meredith announced several major strategic initiatives designed to position the company for growth in a rapidly changing business environment that stresses convergence, interactivity and greater advertising accountability. These initiatives included the creation of a new business group - Interactive and Integrated Marketing, expansion and acceleration of Internet-related efforts on a company-wide basis, implementation of initiatives designed to grow the profit contribution of circulation activities and closing certain operations that no longer fit the company's business objectives.

These initiatives contributed to a nonrecurring charge of $23.1 million ($19.1 million after tax) or 36 cents per share for asset write-downs ($16.8 million), contractual obligations ($3.8 million) and personnel costs ($2.5 million).

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


The asset write-downs primarily included the write-off of goodwill and other intangibles allocated to Cross Stitch & Needlework magazine which was part of the acquisition of Craftways Corporation in 1988. The company still operates other businesses acquired in the acquisition. Goodwill and intangibles associated with another publishing operation, that the company has decided to no longer publish, were also written-off. In addition, the asset write-downs included the write-off of deferred subscription acquisition costs and prepaid editorial costs as well as reserves for bad debts associated with the discontinued magazines. Net accounts receivable of the discontinued titles were expected to be collected and other tangible assets associated with the discontinued titles, such as paper inventories and office equipment, were redeployed in other magazines.

At June 30, 2000, $3.2 million was accrued in the Consolidated Balance Sheet related to these charges. Details of the activity in the accrual account since that date follow:

                             6-30-2000                     Other    12-31-2000
                               Accrual         Cash      Adjust-       Accrual
Description                    Balance     Payments        ments       Balance
----------------------       ---------     --------     --------     ---------
(In thousands)
Contractual obligations       $  2,116     $     --     $     --     $   2,116
Personnel costs                  1,109         (339)          --           770
                              --------     --------     --------     ---------
Total                         $  3,225     $   (339)    $     --     $   2,886
                              ========     ========     ========     =========


Accrued contractual obligations represent costs associated with the decision to exit certain publishing operations. These costs are expected to be paid out over the next 30 months from internally generated cash flows.

Accrued personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of 29 employees as a result of the magazine closings and other restructuring efforts. As of December 31, 2000, 27 of the 29 employees had left the company. Remaining personnel costs are expected to be paid out over the next 12 months from internally generated cash flows.


3. Derivative Financial Instruments

Meredith adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," including subsequent amendments, as required on July 1, 2000.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


The company's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Interest rate swap contracts are used to effectively convert a significant portion of the company's variable interest rate debt to fixed interest rate debt. Under an interest rate swap contract, Meredith agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Meredith is exposed to credit-related losses in the event of nonperformance by counterparties to the swap contracts. This risk is minimized by entering into contracts with large, stable financial institutions.

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

At December 31, 2000, Meredith had interest rate swap contracts to pay fixed-rates of interest (average 5.7 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 6.4 percent) on $230 million notional amount of indebtedness. This resulted in nearly 80 percent of Meredith's underlying variable-rate debt being subject to fixed interest rates. The swap contracts expire on June 28, 2002, and the notional amount varies over the terms of the contracts. The average notional amount of indebtedness outstanding under the contracts is $223 million in fiscal 2001 and $93 million in fiscal 2002.

The fair market value of the interest rate swap contracts was $0.5 million at December 31, 2000. The estimated amount of the gain expected to be reclassified into earnings over the next twelve months is $0.4 million. The

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


net gain or loss on the ineffective portion of these interest rate swap contracts was not material in any period.


4. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income includes foreign currency translation adjustments and changes in the fair market value of interest rate swap contracts in addition to net earnings. Fiscal 2001 comprehensive income also includes a cumulative-type transition net gain for the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," of $2.5 million. Total comprehensive income (in thousands) for the three-month periods ended December 31, 2000 and 1999, was $23,187 and $25,466, respectively. Total comprehensive income (in thousands) for the six-month periods ended December 31, 2000 and 1999, was $41,088 and $43,356, respectively.


5. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 33 percent are under the LIFO method at December 31, and 39 percent at June 30, 2000.

                                            (unaudited)
                                            December 31      June 30
                                                2000          2000
                                            -----------    ----------
       (In thousands)

       Raw materials                          $21,686       $18,533
       Work in process                         20,898        19,980
       Finished goods                           8,668         6,360
                                              -------       -------
                                               51,252        44,873
       Reserve for LIFO cost valuation         (9,068)       (9,068)
                                              -------       -------
       Inventories                            $42,184       $35,805
                                              =======       =======

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


6. Segment information
                                    (unaudited)              (unaudited)
                                    Three Months              Six Months
                                  Ended December 31       Ended December 31
                                 -------------------     -------------------
                                   2000       1999         2000       1999
                                 --------   --------     --------   --------
(In thousands)
Revenues
  Publishing                     $182,259   $189,970     $367,144   $383,684
  Broadcasting                     78,629     76,159      143,766    142,849
                                 --------   --------     --------   --------
  Total revenues                 $260,888   $266,129     $510,910   $526,533
                                 ========   ========     ========   ========

Operating profit
  Publishing                     $ 29,666   $ 33,144     $ 58,076   $ 61,542
  Broadcasting                     21,453     21,767       31,596     35,312
  Unallocated corporate expense    (3,701)    (3,304)      (7,076)    (6,530)
                                 --------   --------     --------   --------
  Income from operations         $ 47,418   $ 51,607     $ 82,596   $ 90,324
                                 ========   ========     ========   ========

Depreciation and amortization
  Publishing                     $  2,223   $  2,879     $  4,432   $  5,749
  Broadcasting                      9,903      9,663       19,851     19,184
  Unallocated corporate               659        536        1,341      1,088
                                 --------   --------     --------   --------
  Total depreciation
    and amortization             $ 12,785   $ 13,078     $ 25,624   $ 26,021
                                 ========   ========     ========   ========

EBITDA
  Publishing                     $ 31,889   $ 36,023     $ 62,508   $ 67,291
  Broadcasting                     31,356     31,430       51,447     54,496
  Unallocated corporate            (3,042)    (2,768)      (5,735)    (5,442)
                                 --------   --------     --------   --------
  Total EBITDA                   $ 60,203   $ 64,685     $108,220   $116,345
                                 ========   ========     ========   ========

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

Operating profit is the measure reported to the chief operating decision maker for use in assessing segment performance and allocating resources. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In addition, the calculation of EBITDA and similarly titled measures may vary between companies.






Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



The following discussion presents the key factors that have affected the company's business in the second quarter and first six months of fiscal 2001 and fiscal 2000. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 2000. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

This section contains, and management's public commentary from time to time may contain, certain forward-looking statements that are subject to certain risks and uncertainties. The words "expect," "anticipate," "believe," "likely," "will," and similar expressions generally identify forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the company's operations. Readers are cautioned not to place undue reliance on such forward looking-information as actual results may differ materially from those currently anticipated. Readers are referred to the company's Form 10-K for the year ended June 30, 2000, for a discussion of such factors.

                             Results of Operations


                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
                                     2000      1999        2000       1999
     -------------------------    --------   --------    --------   --------
    (In thousands)

     Total revenues               $260,888   $266,129    $510,910   $526,533
                                  ========   ========    ========   ========

     Income from operations       $ 47,418   $ 51,607    $ 82,596   $ 90,324
                                  ========   ========    ========   ========

     Net earnings                 $ 24,041   $ 25,459    $ 40,510   $ 43,482
                                  ========   ========    ========   ========

     Diluted earnings per share   $   0.47   $   0.48    $   0.79   $   0.82
                                  ========   ========    ========   ========


Net earnings of $24.0 million, or 47 cents per share, were recorded in the quarter ended December 31, 2000, compared to net earnings of $25.5 million, or 48 cents per share, in the prior-year second quarter. For the six months ended December 31, 2000, net earnings were $40.5 million, or 79 cents per share, compared to net earnings of $43.5 million, or 82 cents per share, in the prior-year period. The weighted-average number of shares outstanding declined approximately 4 percent in both periods compared to the prior-year periods primarily due to company share repurchases.

Second quarter revenues declined 2 percent and year-to-date revenues were down 3 percent from the comparative prior-year periods. Adjusting for discontinued magazine titles, comparable revenues increased 2 percent in the second quarter and nearly 1 percent in the six-month period. Increased book and integrated marketing revenues, in addition to political revenues at certain broadcasting stations in the second quarter, contributed to the growth in comparable revenues. These increases were largely offset by declines in magazine and non-political television advertising revenues and lower magazine circulation revenues.

Second quarter operating costs decreased slightly from the prior-year quarter while costs in the six-month period were down 2 percent. The primary factors were management's cost control efforts; volume-related declines in magazine manufacturing, distribution and subscription acquisition costs; and, lower per-unit magazine production costs. These declines were partially offset by investments in interactive media operations and in news expansion and improvements in the broadcasting operations and by higher paper prices. The operating profit margin declined from 19.4 percent of revenues in the prior-year second quarter to 18.2 percent in the current-year quarter. For the six months ended December 31, 2000, the operating profit margin was 16.2 percent compared to 17.2 percent in the prior-year period.

Net interest expense declined slightly in both the quarter and the six-month period as a result of lower debt levels in both the quarter and six-month period compared to the prior-year periods.

The Company's effective tax rate in the first six months, and the expected rate for the fiscal year, was 38.7 percent compared with 40.2 percent in the prior year.

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

To move forward with these initiatives, Meredith has committed up to $100 million for investments in Internet and e-commerce activities, continued development of its consumer database, and strategic alliances and partnerships. Investment spending related to these initiatives reduced earnings between 3 and 4 cents per share in the first six months of fiscal 2001. Looking forward, the impact on fiscal 2001 earnings from these initiatives is expected to be at the lower end of the previously announced range of 8 to 12 cents. Investment spending related to the circulation initiatives reduced earnings approximately 2 cents per share in the first six months of the fiscal year. Looking forward, investment spending related to the circulation initiatives is expected to reduce fiscal 2001 earnings by approximately 8 cents per share.

These initiatives contributed to a fiscal 2000 fourth quarter nonrecurring charge of $23.1 million ($19.1 million after tax) or 36 cents per share for asset write-downs ($16.8 million), contractual obligations ($3.8 million) and personnel costs ($2.5 million). At June 30, 2000, $3.2 million remained in an accrual account related to these charges. Details of the activity in the account since that date follow:

                              6-30-2000                             12-31-2000
                                Accrual          Cash        Other     Accrual
Description                     Balance      Payments  Adjustments     Balance
----------------------     ------------   -----------   ----------   ---------
(In millions)
Contractual obligations        $    2.1      $     --     $     --   $    2.1
Personnel costs                     1.1          (0.3)          --        0.8
                            -----------   -----------   ----------  ---------
Total before tax benefit       $    3.2      $   (0.3)    $     --    $   2.9
                            ===========   ===========   ==========  =========

Accrued contractual obligations represent costs associated with the decision to
exit certain publishing operations.   These costs are expected to be paid out
over the next 30 months from internally generated cash flows.

Accrued personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of 29 employees as a result of the magazine closings and other restructuring efforts. As of December 31, 2000, 27 of the 29 employees had left the company. Remaining personnel costs are expected to be paid out over the next 12 months from internally generated cash flows.

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

                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
     Description                     2000      1999        2000       1999
     --------------------------   --------   --------    --------   --------
     (In thousands)

     Total revenues               $  1,541   $    755    $  2,611   $  1,087
                                  ========   ========    ========   ========

     Operating Loss               $ (1,901)  $ (1,076)   $ (3,782)  $ (2,539)
                                  ========   ========    ========   ========

Interactive media revenues increased 104 percent in the second quarter to $1.5 million from $0.8 million in the prior-year quarter. In the six months ended December 31, 2000 interactive media revenues increased 140 percent to $2.6 million from $1.1 million in the prior-year period. The revenue growth reflected increased advertising revenues, both online and from newly-formed Internet alliances, and higher revenues for content creation services.

Interactive media incurred an operating loss of $1.9 million in the quarter and $3.8 million in the six-month period versus losses of $1.1 million and $2.5 million in the respective prior-year periods. These results reflect the company's increasing level of investment in interactive media, as previously announced.

Looking ahead, the company is facing a weakening and volatile advertising market that will impact earnings for the third quarter and full fiscal year. Assuming current advertising trends continue through the rest of the fiscal year, Meredith's full-year earnings could be approximately 5 to 10 percent below the previous year's earnings per share of $1.71, excluding nonrecurring items. Because of the timing of interactive and circulation investments, the earnings impact is expected to be greater in the third quarter of fiscal 2001 than in the fourth. Meredith has already taken several steps to spur revenue growth and reduce costs to offset the slowdown in advertising.

Publishing
------------
The publishing segment includes magazine and book publishing, integrated marketing, interactive media, brand licensing and other related operations.

                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
     Description                    2000       1999        2000       1999
     ------------------------     --------   --------    --------   --------
     (In thousands)
     Revenues
       Magazine advertising       $ 75,990   $ 83,380    $161,618   $175,253
       Magazine circulation         63,336     68,530     127,850    137,817
       Other                        42,933     38,060      77,676     70,614
                                  --------   --------    --------   --------
     Total revenues               $182,259   $189,970    $367,144   $383,684
                                  ========   ========    ========   ========
     Operating profit             $ 29,666   $ 33,144    $ 58,076   $ 61,542
                                  ========   ========    ========   ========

Publishing revenues were down 4 percent in the second quarter and in the six-month period compared to the respective prior-year periods. Excluding the impact of the discontinued titles, revenues increased approximately 1 percent in both periods. Discontinued titles include Crayola Kids, Shop Online 1-2-3, Northwest WorldTraveler, Cross Stitch & Needlework and Decorative Woodcrafts magazines. The following discussion excludes the prior-year revenues of these discontinued titles.

Comparable magazine advertising revenues declined 2 percent in the quarter and 3 percent in the year-to-date period. The declines resulted from a reduction in advertising by packaged goods manufacturers, along with a slowdown in automobile advertising. In addition, advertising by dot-com companies has declined significantly. This advertising slowdown had the biggest impact on the companies two largest circulation magazines, Better Homes and Gardens and Ladies' Home Journal. Advertising pages at both of these titles declined in the 10-12 percent range in both the quarter and year-to-date periods. Comparable advertising pages for the company's other titles as a group increased 2 percent in the quarter and 5 percent in the six month period. Particularly strong growth was reported by Traditional Home magazine, where advertising pages increased 50 percent in the second quarter, primarily due to a strong holiday issue, and nearly 20 percent for the six month period.

Comparable magazine circulation revenues decreased 2 to 3 percent in both the quarter and the fiscal year-to-date period. The declines resulted from a February 2000 ratebase reduction at Ladies' Home Journal magazine. Partially offsetting these declines were stronger newsstand sales of the Better Homes and Gardens Special Interest Publications.

Other publishing revenues grew 13 percent in the quarter and 10 percent in the six-month period reflecting increased sales volumes in the consumer book and integrated marketing areas. Sales of books to home and garden centers were especially strong and the increased sale of books in annual series also contributed. The increase in integrated marketing revenues reflected new and expanded custom publishing agreements.

Publishing operating profit was $29.7 million in the fiscal 2001 second quarter, down 10 percent from the prior-year quarter. For the six months ended December 31, 2000, operating profit was $58.1 million, a 6 percent decline from the comparable prior-year period. The decline in operating profit in both periods was primarily a result of lower advertising revenues. This revenue decline was partially offset by lower operating costs and expenses. Costs declined 3 percent in the quarter and 4 percent for the six months. The cost declines reflected the absence of costs for the discontinued titles, lower magazine processing costs, management's cost control initiatives and lower subscription acquisition costs due to the timing of promotional mailings. Partially offsetting these declines were higher magazine paper prices and increased investment in interactive initiatives. Paper prices were approximately 10 percent higher than a year earlier. They appear to be stable in the near term. On January 7, 2001 postal rates for publishers increased an average of approximately 10 percent.

Looking forward, management currently expects that, on a comparable basis, third fiscal quarter advertising pages and revenues will be down in the low-to-mid-single digits on a percentage basis from the prior-year third quarter. The decline reflects reduced advertising spending by packaged-goods manufacturers, automobile makers, computer and software companies and personal hygiene manufacturers. Meredith's mid-sized publications, as well as the company's two largest titles, are being affected by the slower advertising in the third quarter.

In this difficult environment, the Publishing Group has taken steps to strengthen performance as well as continuing to control costs. These steps include: establishment of an aggressive sales incentive program; creation of an enhanced group sales function - Meredith Corporate Solutions; implementation of a "Home" initiative to capture additional advertising revenues in the furnishings and building/remodeling categories; and, launching a trade advertising campaign this spring to enhance visibility in the marketplace.

Broadcasting
------------
The broadcasting segment includes the operation of network-affiliated television stations.
                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
     Description                    2000       1999        2000       1999
     ----------------------       --------   --------    --------   --------
     (In thousands)
     Revenues
       Advertising                $ 77,179   $ 74,502    $140,576   $139,400
       Other                         1,450      1,657       3,190      3,449
                                  --------   --------    --------   --------
     Total revenues               $ 78,629   $ 76,159    $143,766   $142,849
                                  ========   ========    ========   ========
     Operating profit             $ 21,453   $ 21,767    $ 31,596   $ 35,312
                                  ========   ========    ========   ========

Revenues increased 3 percent in the fiscal 2001 second quarter and approximately 1 percent in the six-month period due to significant advertising revenues for the November 2000 political elections at KCTV-Kansas City, WFSB-Hartford/New Haven and WNEM-Flint/Saginaw. Net political advertising revenues for the group as a whole were $10.8 million in the quarter and $14.2 million in the six months ended December 31, 2000. The company's stations experienced a slowdown in the demand for television advertising following the election, with softness in automobile, retail and telecommunications advertising.

Operating profit was down slightly in the second quarter and down 11 percent for the six months ended December 31, 2000 compared to the prior-year periods. The declines reflected increased costs resulting from investments in the improvement and expansion of news programming, investments in sales enhancement efforts, increased depreciation expense related to mandatory digital television investments and higher syndicated programming costs in certain markets.

Looking forward, fiscal third quarter advertising bookings are currently pacing down in the low double digits on a percentage basis versus the prior-year quarter. Management believes this is in line with the industry, as local broadcasters face difficult comparisons due to strong annual buys last year. Demand has declined for advertising in the automobile, retail and telecommunication categories. In this difficult environment, the Broadcasting Group has taken steps to strengthen performance as well as continuing to control costs. These steps include: enhancing the sales operations through concentration on pricing and inventory management, account management and performance management; and, enhancing the news operations through a focus on generating incremental revenues from news investments.


                        Liquidity and Capital Resources

                                                                    Percent
    Six months ended December 31            2000          1999       Change
    ----------------------------         ---------     ---------    -------
    (In thousands)
     Net earnings                        $  40,510     $  43,482        -7%
                                         =========     =========      ====

     Cash flows from operations          $  49,829     $  44,244        13%
                                         =========     =========      ====

     Cash flows from investing           $ (34,825)    $ (16,638)     -109%
                                         =========     =========      ====

     Cash flows from financing           $ (28,016)    $ (20,554)      -36%
                                         =========     =========      ====

     Net cash flows (use)                $ (13,012)    $   7,052        nm%
                                         =========     =========      ====

     EBITDA                              $ 108,220     $ 116,345        -7%
                                         =========     =========      ====
     nm - not meaningful

Cash and cash equivalents decreased by $13.0 million in the first six months of fiscal 2001 compared to an increase in cash of $7.1 million in the comparable prior-year period. The change reflected the increased use of cash for capital expenditures and stock repurchases in the current period. Cash provided by operations increased in the period due to favorable changes in working capital requirements. This was largely due to a revenue-related decline in accounts receivable in the current period versus an increase in receivables in the prior-year period.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA for the first six months of fiscal 2001 decreased 7 percent from the prior-year period. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In addition, the calculation of EBITDA and similarly titled measures may vary between companies.

At December 31, 2000, long-term debt outstanding consisted of $295 million outstanding under two variable-rate unsecured credit agreements and $200 million outstanding in fixed-rate unsecured senior notes issued to five insurance companies. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities. The debt agreements include certain financial covenants related to debt levels and coverage ratios. During the first quarter the company renegotiated some of these covenants to allow Meredith more flexibility in the timing and level of investment and capital spending. There was no material impact on the financial position or results of operations of the company related to the renegotiation of these covenants. As of December 31, 2000, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire on June 28, 2002, and the notional amount declines periodically over the remaining terms of the contracts. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements. The weighted-average interest rate on debt outstanding at December 31, 2000 was approximately 6.5 percent.

Meredith also had $7.4 million in short-term bank debt outstanding at December 31, 2000, under a variable-rate line of credit.

In the first six months of fiscal 2001, the company spent $20.1 million to repurchase an aggregate of 677,000 shares of Meredith Corporation common stock at then current market prices. This compares with spending of $14.9 million for the repurchase of 405,000 shares in the comparable prior-year period. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. At the company's board of directors meeting on January 28, 2001, the board authorized the repurchase of up to 2 million additional shares subject to market conditions, bringing the number of shares authorized for future repurchase to approximately 3 million shares. The status of this program is reviewed at each quarterly board of directors meeting.

The market value of the shares subject to put option agreements that appeared as Temporary equity on the Consolidated Balance Sheet at June 30, 2000, has been reclassified into Stockholders' equity at December 31, 2000, reflecting the expiration of the put option agreements.

Dividends paid in the first six months of fiscal 2001 were $8.0 million, or 16 cents per share, compared with $7.8 million, or 15 cents per share, in the prior-year period. On January 28, 2001, the board of directors increased the quarterly dividend by 6 percent (one-half cent per share) to 8.5 cents per share effective with the dividend payable on March 15, 2001. On an annual basis, the effect of this quarterly dividend increase will raise dividends paid by approximately $1.0 million at the current number of shares outstanding.

Spending for property, plant and equipment increased to $31.1 million in the first six months of fiscal 2001 from $14.9 million in the prior-year period. The increase reflected higher spending for the purchase of replacement aircraft and associated facilities and for the construction of a new broadcasting facility for the Atlanta television station. Capital spending for fiscal 2001 is expected to be up to 50 percent higher than fiscal 2000 spending because of the aforementioned items. The broadcasting segment has commitments to spend approximately $20 million over the rest of fiscal 2001 and the next two fiscal years for the completion of the Atlanta facility and the initial transition to digital technology at six stations. The company has no other material commitments for capital expenditures. Funds for capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for foreseeable periods.

Meredith adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities," including subsequent amendments, as required on July 1, 2000. This adoption had no effect on the net earnings of the company and the effect on the company's financial position was immaterial.





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

At December 31, 2000, Meredith had outstanding $295 million in variable-rate long-term debt and $200 million in fixed-rate long-term debt. The company uses interest rate swap contracts to effectively convert a substantial portion of its variable-rate debt to fixed-rate debt. Therefore, there is no material earnings or liquidity risk associated with the company's variable-rate debt and the related interest rate swap contracts. The fair market value of the variable-rate debt approximates the carrying amount due to the periodic resetting of interest rates. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a $0.6 million cost to terminate the swap contracts compared to the current fair market asset value of $0.5 million at December 31, 2000.

There is no earnings or liquidity risk associated with the company's fixed rate debt. The fair market value of the debt is determined by discounting cash flows through maturity using borrowing rates currently available for debt with similar terms and maturities. A 10 percent decrease in interest rates would result in a fair market value of ($203.6 million) compared to the current fair market value of ($196.8 million) at December 31, 2000.

There has been no material change in the market risk associated with program rights payable since June 30, 2000.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.


(a) The Annual Meeting of Stockholders was held on November 13, 2000, at the Company's headquarters in Des Moines, Iowa.

(b) The name of each director elected at the Annual Meeting is shown under
    Item 4.(c)(1). The other directors whose terms of office continued after the meeting were: Mary Sue Coleman, Christina A. Gold, Joel W. Johnson, Robert E. Lee, Philip A. Marineau, E.T. Meredith III and Jack D. Rehm.

(c)(1) Proposal 1: Election of four Class II directors for terms expiring in 2003 and the election of one Class III director for a term expiring in 2001. Each nominee was elected in uncontested elections by the votes cast as follows:

                                      Number of shareholder votes*
                                      ----------------------------
                                           For           Withheld
                                      -----------       ----------
       Class II directors
           Herbert M. Baum            124,320,235       1,479 130
           Frederick B. Henry         124,488,862       1,310,503
           William T. Kerr            124,478,378       1,320,987
           Nicholas L. Reding         124,485,062       1,314,303

       Class III director
           Mell Meredith Frazier      124,494,862       1,304,503

       *As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.


(c)(2) Proposal 2: Approve an amendment to the 1996 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,500,000 shares. Proposal 2 was approved by the votes cast as follows:

           For           Against       Abstentions      Broker Non-votes
       -----------     ----------     -------------     ----------------
       106,079,689     14,616,448        815,944           4,287,284

Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibits

    3) The Restated Bylaws, as amended.

    4) Amendment to Credit Agreements dated July 1, 1997 and December 10, 1998 among Meredith Corporation, and certain banks specified therein, for whom Wachovia Bank, N.A. is acting as agent.

 10.1) Employment Agreement dated February 1, 2001 between Meredith Corporation and William T. Kerr.

 10.2) Amendment to Meredith Corporation 1996 Stock Incentive Plan and the
       Meredith Corporation 1993 Stock Option Plan for Non-employee Directors.

 10.3) Amendment to Consultancy Agreement by and between Meredith Corporation and Jack D. Rehm.

 10.4) Amended and Restated Severance Agreement in the form entered into between Meredith Corporation and its executive officers.


(b) Reports on Form 8-K

    During the second quarter of fiscal 2001, the company filed a report on Form 8-K on October 25, 2000, reporting under Item 5 the text of a news release dated October 17, 2000, reporting earnings for the quarter ended September 30, 2000 and the script of a conference call held with analysts concerning that news release.

    Also during the second quarter of fiscal 2001, the company filed a report on Form 8-K on December 5, 2000, reporting under Item 7 the text of a presentation at CS First Boston Media Conference and UBS Warburg Media Conference on December 5 and 6, 2000.

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


                              MEREDITH CORPORATION
                              Registrant



                                 (Suku V. Radia)
                                  Suku V. Radia
                      Vice President - Chief Financial Officer
                              (Principal Financial and
                                 Accounting Officer)










Date: February 12, 2000

                               Index to Exhibits




     Exhibit
     Number                                  Item
     -------      -----------------------------------------------------------


         3)       The Restated Bylaws, as amended.

         4) Amendment to Credit Agreements dated July 1, 1997 and December 10, 1998 among Meredith Corporation, and certain banks specified therein, for whom Wahovia Bank, N.A. is acting as agent.

      10.1) Employment Agreement dated February 1, 2001 between Meredith Corporation and William T. Kerr.

      10.2) Amendment to Meredith Corporation 1996 Stock Incentive Plan and the Meredith Corporation 1993 Stock Option Plan for Non-employee Directors.

      10.3) Amendment to Consultancy Agreement by and between Meredith Corporation and Jack D. Rehm.

      10.4) Amended and Restated Severance Agreement in the form entered into between Meredith Corporation and its executive officers.