Form 10-Q
period 2001-03-31
MEREDITH CORP
filed 2001-05-09
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at April 30, 2001

Common Stock, $1 par value                            39,151,458
Class B Stock, $1 par value                           10,573,802
                                                      ----------
   Total Common and Class B Stock                     49,725,260
                                                      ==========

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements





Meredith Corporation and Subsidiaries
Consolidated Balance Sheets



                                                    (Unaudited)
                                                      March 31       June 30
Assets                                                  2001           2000
------------------------------------------------------------------------------
(In thousands)

Current assets:
Cash and cash equivalents                          $   10,403     $   22,861
Receivables, net                                      145,742        145,845
Inventories                                            36,298         35,805
Subscription acquisition costs                         43,743         44,606
Broadcast rights                                       20,662         18,686
Deferred income taxes                                  12,772         10,490
Supplies and prepaids                                  12,620         10,506
                                                   ----------     ----------
Total current assets                                  282,240        288,799

Property,  plant  and  equipment                      353,670        321,418
 Less accumulated depreciation                       (153,882)      (147,261)
                                                   ----------     ----------
Net property, plant and equipment                     199,788        174,157

Subscription acquisition costs                         34,491         37,349
Broadcast rights                                       10,029         10,300
Other assets                                           40,066         35,968
Goodwill and other intangibles (at original
 cost less accumulated amortization of $183,736
 on March 31 and $164,157 on June 30)                 873,627        893,200
                                                   ----------     ----------

Total assets                                       $1,440,241     $1,439,773
                                                   ==========     ==========





See accompanying Notes to Interim Consolidated Financial Statements.

                                                    (Unaudited)
                                                      March 31       June 30
Liabilities and Stockholders' Equity                    2001           2000
------------------------------------------------------------------------------
(In thousands except share data)

Current liabilities:
Current portion of long-term debt                  $   20,000     $   50,000
Current portion of long-term broadcast
 rights payable                                        22,794         22,666
Accounts payable                                       37,626         53,892
Accrued taxes and expenses                             79,508         94,169
Unearned subscription revenues                        137,343        137,974
                                                   ----------     ----------
Total current liabilities                             297,271        358,701

Long-term debt                                        485,000        455,000
Long-term broadcast rights payable                     12,729         13,480
Unearned subscription revenues                         96,275         96,811
Deferred income taxes                                  59,876         48,260
Other noncurrent liabilities                           45,858         45,012
                                                   ----------     ----------
Total liabilities                                     997,009      1,017,264
                                                   ----------     ----------
Temporary equity: Put option agreements
Common stock, no shares outstanding at
 March 31 and 1,264,140 shares at June 30                  --         42,665
                                                   ----------     ----------
Stockholders' equity:
 Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                 --             --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 39,185,424 at March 31 and
  38,326,171 at June 30 (net of treasury shares,
  27,605,936 at March 31 and 29,050,052 at
  June 30.)                                            39,185         38,326
Class B stock, par value $1 per share,
 convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 10,578,585 at March 31 and
  10,882,845 at June 30.                               10,579         10,883
Retained earnings                                     397,582        334,448
Accumulated other comprehensive income (loss)          (1,727)          (776)
Unearned compensation                                  (2,387)        (3,037)
                                                   ----------     ----------
Total stockholders' equity                            443,232        379,844
                                                   ----------     ----------
Total liabilities and stockholders' equity         $1,440,241     $1,439,773
                                                   ==========     ==========


See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                         Three Months           Nine Months
                                        Ended March 31         Ended March 31
                                        2001       2000        2001      2000
------------------------------------------------------------------------------
(In thousands except per share)

Revenues:
  Advertising                        $157,459   $172,478   $459,653   $487,131
  Circulation                          69,106     70,273    196,956    208,090
  All other                            45,742     44,192    126,608    118,255
                                     --------   --------   --------   --------
Total revenues                        272,307    286,943    783,217    813,476
                                     --------   --------   --------   --------
Operating costs and expenses:
  Production, distribution and edit   122,843    121,830    340,964    339,620
  Selling, general & administrative    97,905    102,357    282,474    294,755
  Depreciation and amortization        12,847     13,000     38,471     39,021
                                     --------   --------   --------   --------
Total operating costs and expenses    233,595    237,187    661,909    673,396
                                     --------   --------   --------   --------
Income from operations                 38,712     49,756    121,308    140,080

  Interest income                         199        399        677        836
  Interest expense                     (8,103)    (8,657)   (25,092)   (26,706)
                                     --------   --------   --------   --------
Earnings before income taxes           30,808     41,498     96,893    114,210

  Income taxes                         11,924     16,682     37,499     45,912
                                     --------   --------   --------   --------

Net earnings                         $ 18,884   $ 24,816   $ 59,394   $ 68,298
                                     ========   ========   ========   ========

Basic earnings per share             $   0.38   $   0.48   $   1.19   $   1.32
                                     ========   ========   ========   ========
Basic average shares outstanding       49,881     51,275     50,058     51,548
                                     ========   ========   ========   ========
Diluted earnings per share           $   0.37   $   0.47   $   1.16   $   1.29
                                     ========   ========   ========   ========
Diluted average shares outstanding     51,369     52,621     51,389     53,099
                                     ========   ========   ========   ========
Dividends paid per share             $  0.085   $  0.080   $  0.245   $  0.230
                                     ========   ========   ========   ========






See accompanying Notes to Interim Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)



Nine Months Ended March 31                                2001       2000
---------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
  Net earnings                                         $ 59,394   $ 68,298
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                          38,471     39,021
  Amortization of broadcast rights                       25,780     25,487
  Payments for broadcast rights                         (28,609)   (28,793)
  Changes in assets and liabilities:
    Accounts receivable                                     103    (23,090)
    Inventories                                            (493)    (4,210)
    Supplies and prepayments                             (1,668)    (1,866)
    Subscription acquisition costs                        3,721    (10,984)
    Accounts payable                                    (16,266)   (15,170)
    Accruals                                            (13,118)     2,771
    Unearned subscription revenues                       (1,167)    21,043
    Deferred income taxes                                 9,942      9,942
    Other noncurrent liabilities                            746      3,008
                                                       --------   --------
Net cash provided by operating activities                76,836     85,457
                                                       --------   --------
Cash flows from investing activities:
  Additions to property, plant, and equipment           (44,574)   (29,641)
  Changes in other assets and other                      (4,213)    (2,038)
                                                       --------   --------
Net cash (used) by investing activities                 (48,787)   (31,679)
                                                       --------   --------
Cash flows from financing activities:
  Long-term debt incurred                                85,000         --
  Repayment of long-term debt                           (85,000)        --
  Proceeds from common stock issued                       5,791      3,019
  Purchases of company stock                            (34,972)   (42,255)
  Dividends paid                                        (12,254)   (11,853)
  Other                                                     928        588
                                                       --------   --------
Net cash (used) by financing activities                 (40,507)   (50,501)
                                                       --------   --------
Net (decrease) increase in cash and cash equivalents    (12,458)     3,277
Cash and cash equivalents at beginning of year           22,861     11,029
                                                       --------   --------
Cash and cash equivalents at end of period             $ 10,403   $ 14,306
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


c. Goodwill and other intangibles

The unamortized portion of intangible assets consisted of the following:

                                         (unaudited)
                                           March 31          June 30
                                             2001              2000
                                         -----------       -----------
     (In thousands)
     Federal Communications
        Commission (FCC) licenses          $420,301          $428,909
     Goodwill                               242,964           248,799
     Television network affiliation
       agreements                           197,741           202,313
     All other                               12,621            13,179
                                           --------          --------
     Goodwill and other intangibles        $873,627          $893,200
                                           ========          ========

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


d. Earnings per share

The following table presents the calculations of earnings per share:

                                        (unaudited)          (unaudited)
                                       Three Months          Nine Months
                                      Ended March 31        Ended March 31
                                      2001      2000        2001      2000
                                    -------   -------     -------   -------
(In thousands except per share)

Net earnings                        $18,884   $24,816     $59,394   $68,298
                                    =======   =======     =======   =======

Basic average shares outstanding     49,881    51,275      50,058    51,548
Dilutive effect of stock options      1,488     1,346       1,331     1,551
                                    -------   -------     -------   -------
Diluted average shares outstanding   51,369    52,621      51,389    53,099
                                    =======   =======     =======   =======
Basic earnings per share            $   .38   $   .48     $  1.19   $  1.32
                                    =======   =======     =======   =======
Diluted earnings per share          $   .37   $   .47     $  1.16   $  1.29
                                    =======   =======     =======   =======

Antidilutive options excluded from the above calculations totaled 643,000 options at March 31, 2001 (with a weighted average exercise price of $39.98) and 1,527,000 options at March 31, 2000 (with a weighted average exercise price of $36.54).

Options to purchase 357,000 shares were exercised during the nine months ended March 31, 2001 (210,000 options were exercised in the nine months ended March 31, 2000).


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

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


The asset write-downs primarily included the write-off of goodwill and other intangibles allocated to Cross Stitch & Needlework magazine which was part of the acquisition of Craftways Corporation in 1988. The company still operates other businesses acquired in the acquisition. Goodwill and intangibles associated with another publishing operation, that the company has decided to no longer publish, were also written-off. In addition, the asset write-downs included the write-off of deferred subscription acquisition costs and prepaid editorial costs associated with the discontinued magazines. Net accounts receivable of the discontinued titles were expected to be collected and other tangible assets associated with the discontinued titles, such as paper inventories and office equipment, were redeployed in other magazines.

At June 30, 2000, $3.2 million was accrued in the Consolidated Balance Sheet related to these charges. Details of the activity in the accrual account since that date follow:

                             6-30-2000                     Other     3-31-2001
                               Accrual         Cash      Adjust-       Accrual
Description                    Balance     Payments        ments       Balance
----------------------       ---------     --------     --------     ---------
(In thousands)
Contractual obligations       $  2,116     $   (192)    $     --     $   1,924
Personnel costs                  1,109         (596)          --           513
                              --------     --------     --------     ---------
Total                         $  3,225     $   (788)    $     --     $   2,437
                              ========     ========     ========     =========


Accrued contractual obligations represent costs associated with the decision to exit certain publishing operations. These costs are expected to be paid out over the next 27 months from internally generated cash flows.

Accrued personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of 29 employees as a result of the magazine closings and other restructuring efforts. As of March 31, 2001, 28 of the 29 employees had left the company. Remaining personnel costs are expected to be paid out over the next 9 months from internally generated cash flows.


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

Meredith's interest rate swap contracts are considered to be a cash flow hedge against changes in the amount of future interest payments on the company's variable-rate debt obligations. Accordingly, the fair market value of the interest rate swap contracts is included in "Accrued taxes and expenses" and "Other noncurrent liabilities" in the Consolidated Balance Sheet. The related unrealized gains (losses) on these contracts are recorded in shareholders' equity as a component of other comprehensive income, net of tax, and then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. The net effect of this accounting on the company's operating results is that interest expense on the portion of the variable-rate debt being hedged is generally recorded based on fixed interest rates.

At March 31, 2001, Meredith had interest rate swap contracts to pay fixed-rates of interest (average 5.6 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 4.9 percent) on $170 million notional amount of indebtedness. This resulted in nearly 56 percent of Meredith's underlying variable-rate debt being subject to fixed interest rates. The swap contracts expire on June 28, 2002, and the notional amount varies over the terms of the contracts. The average notional amount of indebtedness outstanding under the contracts is $223 million in fiscal 2001 and $93 million in fiscal 2002.

The fair market value of the interest rate swap contracts was a liability of $1.4 million at March 31, 2001. The estimated amount of the loss expected to be reclassified into earnings over the next twelve months is $1.3 million. The net gain or loss on the ineffective portion of these interest rate swap contracts was not material in any period.

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


4. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income includes foreign currency translation adjustments and changes in the fair market value of interest rate swap contracts in addition to net earnings. Fiscal 2001 comprehensive income also includes a cumulative-type transition net gain for the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," of $2.5 million. Total comprehensive income (in thousands) for the three-month periods ended March 31, 2001 and 2000, was $17,355 and $24,760, respectively. Total comprehensive income (in thousands) for the nine-month periods ended March 31, 2001 and 2000, was $58,443 and $68,116, respectively.


5. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 39 percent are under the LIFO method at March 31, 2001 and at June 30, 2000.

                                            (unaudited)
                                              March 31      June 30
                                                2001          2000
                                            -----------    ----------
       (In thousands)

       Raw materials                          $21,094       $18,533
       Work in process                         17,448        19,980
       Finished goods                           6,824         6,360
                                              -------       -------
                                               45,366        44,873
       Reserve for LIFO cost valuation         (9,068)       (9,068)
                                              -------       -------
       Inventories                            $36,298       $35,805
                                              =======       =======

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, continued
                                    (Unaudited)


6. Segment information
                                    (unaudited)              (unaudited)
                                    Three Months             Nine Months
                                   Ended March 31           Ended March 31
                                 -------------------     -------------------
                                   2001       2000         2001       2000
                                 --------   --------     --------   --------
(In thousands)
Revenues
  Publishing                     $213,385   $224,393     $580,529   $608,077
  Broadcasting                     58,922     62,550      202,688    205,399
                                 --------   --------     --------   --------
  Total revenues                 $272,307   $286,943     $783,217   $813,476
                                 ========   ========     ========   ========

Operating profit
  Publishing                     $ 39,879   $ 46,416     $ 97,955   $107,958
  Broadcasting                      3,272      8,046       34,868     43,358
  Unallocated corporate expense    (4,439)    (4,706)     (11,515)   (11,236)
                                 --------   --------     --------   --------
  Income from operations         $ 38,712   $ 49,756     $121,308   $140,080
                                 ========   ========     ========   ========

Depreciation and amortization
  Publishing                     $  2,247   $  2,889     $  6,679   $  8,638
  Broadcasting                     10,038      9,594       29,889     28,778
  Unallocated corporate               562        517        1,903      1,605
                                 --------   --------     --------   --------
  Total depreciation
    and amortization             $ 12,847   $ 13,000     $ 38,471   $ 39,021
                                 ========   ========     ========   ========

EBITDA
  Publishing                     $ 42,126   $ 49,305     $104,634   $116,596
  Broadcasting                     13,310     17,640       64,757     72,136
  Unallocated corporate            (3,877)    (4,189)      (9,612)    (9,631)
                                 --------   --------     --------   --------
  Total EBITDA                   $ 51,559   $ 62,756     $159,779   $179,101
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







Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The following discussion presents the key factors that have affected the company's business in the third quarter and first nine months of fiscal 2001 and fiscal 2000. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 2000. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

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

                             Results of Operations


                                      Three Months           Nine Months
                                     Ended March 31        Ended March 31
                                     2001      2000        2001       2000
     -------------------------    --------   --------    --------   --------
     (In thousands)

     Total revenues               $272,307   $286,943    $783,217   $813,476
                                  ========   ========    ========   ========

     Income from operations       $ 38,712   $ 49,756    $121,308   $140,080
                                  ========   ========    ========   ========

     Net earnings                 $ 18,884   $ 24,816    $ 59,394   $ 68,298
                                  ========   ========    ========   ========

     Diluted earnings per share   $   0.37   $   0.47    $   1.16   $   1.29
                                  ========   ========    ========   ========


Net earnings of $18.9 million, or 37 cents per share, were recorded in the quarter ended March 31, 2001, compared to net earnings of $24.8 million, or 47 cents per share, in the prior-year third quarter. For the nine months ended March 31, 2001, net earnings were $59.4 million, or $1.16 per share, compared to net earnings of $68.3 million, or $1.29 per share, in the prior-year period. The weighted-average number of shares outstanding declined 2 percent in the quarter and 3 percent in the nine-month period versus the prior-year periods primarily due to company share repurchases.

Third quarter revenues declined 5 percent and year-to-date revenues were down 4 percent from the comparative prior-year periods. Adjusting for discontinued magazine titles, comparable revenues were down 3 percent in the quarter and 1 percent in the nine-month period. The decline in comparable revenues primarily reflected lower advertising revenues in both magazines and television broadcasting due to a nationwide advertising slowdown. Partially offsetting the decline in advertising revenues was growth in revenues from integrated marketing.

Third quarter and year-to-date operating costs decreased 2 percent from the prior-year periods. The primary factors were volume-related declines in magazine manufacturing, distribution and subscription acquisition costs and management's cost containment efforts. In addition, lower per-unit magazine production costs benefited the first half of the fiscal year. These declines were partially offset by higher magazine paper prices and postal rates, investments in interactive media operations, investments in broadcasting news programming and sales development and by volume-related increases in manufacturing costs for custom publishing projects. The operating profit margin declined from 17.3 percent of revenues in the prior-year third quarter to 14.2 percent in the current-year quarter. For the nine months ended March 31, 2001, the operating profit margin was 15.5 percent compared to 17.2 percent in the prior-year period.

Net interest expense declined slightly in both the quarter and the nine-month period as a result of lower debt levels in both periods compared to the prior-year periods. The Company's effective tax rate in the first nine months, and the expected rate for the fiscal year, was 38.7 percent compared with 40.2 percent in the prior year.

Looking ahead, the depth and length of the advertising downturn are difficult to predict. The company's fourth fiscal quarter advertising trends are down and management is not aware of any data or indications that suggest a recovery is imminent. As previously disclosed, Meredith's full-year fiscal 2001 earnings before nonrecurring charges could be approximately 5 to 10 percent below the previous year's earnings before nonrecurring items of $1.71 per share. In response to the weak advertising market, on April 18, 2001, Meredith announced a one-time, special voluntary early retirement program. Approximately 170 employees, or 6 percent, of the company's workforce are eligible for the program. The level of acceptance of the special early retirement program will influence the next steps, which are expected to include additional selective workforce reductions through attrition, realignments and job eliminations. These workforce reductions and other items will result in a nonrecurring charge in the company's fiscal fourth quarter; however, it is too early in the process to quantify the charge.

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

To move forward with these initiatives, Meredith will continue to invest in Internet and e-commerce activities, continued development of its consumer database, and strategic alliances and partnerships. Incremental spending related to these initiatives reduced earnings approximately 5 cents per share in the first nine months of fiscal 2001. Looking forward, the impact on fiscal 2001 earnings from these initiatives is expected to be in the 6 to 7 cent range, slightly less than the previously announced range of 8 to 9 cents. Investment spending related to the circulation initiatives reduced earnings approximately 3 cents per share in the first nine months of the fiscal year. Looking forward, investment spending related to the circulation initiatives is expected to reduce fiscal 2001 earnings by 6 to 7 cents per share.

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

                             6-30-2000                              3-31-2001
                               Accrual         Cash         Other     Accrual
Description                    Balance     Payments   Adjustments     Balance
----------------------       ---------    ---------   -----------   ---------
(In millions)
Contractual obligations      $     2.1    $    (0.2)   $      --    $     1.9
Personnel costs                    1.1         (0.6)          --          0.5
                             ---------    ---------    ---------    ---------
Total before tax benefit     $     3.2    $    (0.8)   $      --    $     2.4
                             =========    =========    =========    =========

Accrued contractual obligations represent costs associated with the decision to exit certain publishing operations. These costs are expected to be paid out over the next 27 months from internally generated cash flows.

Accrued personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of 29 employees as a result of the magazine closings and other restructuring efforts. As of March 31, 2001, 28 of the 29 employees had left the company. Remaining personnel costs are expected to be paid out over the next 9 months from internally generated cash flows.

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

                                      Three Months           Nine Months
                                     Ended March 31         Ended March 31
     Description                     2001      2000        2001       2000
     ------------------------     --------   --------    --------   --------
     (In thousands)

     Total revenues               $  1,838   $  1,189    $  4,449   $  2,276
                                  ========   ========    ========   ========
     Operating Loss               $ (1,396)  $   (745)   $ (5,178)  $ (3,284)
                                  ========   ========    ========   ========

Interactive media revenues increased 55 percent in the third quarter to $1.8 million from $1.2 million in the prior-year quarter. In the nine months ended March 31, 2001 interactive media revenues nearly doubled to $4.4 million from $2.3 million in the prior-year period. The revenue growth reflected higher revenues for content creation services and increased advertising revenues.

Interactive media incurred an operating loss of $1.4 million in the quarter and $5.2 million in the nine-month period versus losses of $0.7 million and $3.3 million in the respective prior-year periods. These results reflect the company's increasing level of investment in interactive media, as previously announced.


Publishing
------------
The publishing segment includes magazine and book publishing, integrated marketing, interactive media, brand licensing and other related operations.

                                      Three Months           Nine Months
                                     Ended March 31         Ended March 31
     Description                    2001       2000        2001       2000
     ------------------------     --------   --------    --------   --------
     (In thousands)
     Revenues
       Magazine advertising       $100,594   $111,794    $262,212   $287,047
       Magazine circulation         69,106     70,273     196,956    208,090
       Other                        43,685     42,326     121,361    112,940
                                  --------   --------    --------   --------
     Total revenues               $213,385   $224,393    $580,529   $608,077
                                  ========   ========    ========   ========
     Operating profit             $ 39,879   $ 46,416    $ 97,955   $107,958
                                  ========   ========    ========   ========

Publishing revenues declined 5 percent in the third quarter and in the nine-month period compared to the respective prior-year periods. Excluding the impact of the discontinued titles, revenues declined 2 percent in the quarter and 1 percent in the nine-month period. Discontinued titles include Crayola Kids, Shop Online 1-2-3, Northwest WorldTraveler, Cross Stitch & Needlework and Decorative Woodcrafts magazines. The following discussion excludes the revenues of these discontinued titles.

Comparable publishing advertising revenues declined 8 percent in the quarter and 5 percent in the year-to-date period reflecting fewer advertising pages sold due to an industry-wide slowdown in the demand for advertising. This slowdown in demand was widespread, affecting most categories of advertising and most of the company's titles. Some of the categories affected included home and building, technology, packaged goods, travel, financial and cosmetics. One notable exception to the trend was the strong performance of MORE magazine which reported advertising page and revenue increases in excess of 30 percent for the year-to-date period, including one additional issue due to an increase in frequency. Looking forward, the advertising slowdown has continued into the company's fiscal fourth quarter. Comparable advertising pages and revenues for the fourth quarter are currently projected to be down in the mid-single digits on a percentage basis from the prior-year fourth quarter.

Comparable magazine circulation revenues increased four percent in the quarter and were flat in the fiscal year-to-date period. The third quarter increase reflected increased newsstand sales of many titles including Better Homes and Gardens, MORE, Country Home, Traditional Home, Renovation Style and the crafts group of titles. In the year-to-date period, the newsstand revenue increases were nearly offset by lower subscription revenues resulting from a February 2000 ratebase reduction at Ladies' Home Journal magazine.

Comparable other publishing revenues grew 5 percent in the quarter and 9 percent in the nine-month period primarily reflecting increased sales volumes in integrated marketing as a result of new and expanded custom publishing agreements. Increased books sales also contributed to the year-to-date revenue increase.

Publishing operating profit was $39.9 million in the fiscal 2001 third quarter, down 14 percent from the prior-year quarter. For the nine months ended March 31, 2001, operating profit was $98.0 million, a 9 percent decline from operating profit of $108.0 million in the comparable prior-year period. The decline in operating profit in both periods was primarily as a result of lower advertising revenues. This revenue decline was partially offset by lower operating costs and expenses. Costs were 3 percent lower in the quarter and 4 percent lower in the nine-month period compared to the prior-year periods. The cost declines in both periods reflected the absence of costs for the discontinued titles and management's cost containment initiatives. Partially offsetting these declines were higher magazine paper prices, a postal rate increase of nearly 10 percent in January 2001, volume-related increases in custom publishing costs and increased investment in interactive initiatives. The year-to-date cost comparisons also benefited from lower subscription acquisition costs due to the timing of promotional mailings and lower magazine processing costs in the first half of the fiscal year. On April 1, 2001, the company's major paper suppliers reduced prices on coated groundwood papers approximately 3.5 percent. Coated groundwood paper accounts for about two-thirds of Meredith's paper usage.


Broadcasting
------------
The broadcasting segment includes the operation of network-affiliated television stations.

                                     Three Months           Nine Months
                                    Ended March 31         Ended March 31
                                    2001       2000        2001       2000
     ----------------------       --------   --------    --------   --------
    (In thousands)
     Revenues
       Advertising                $ 56,865   $ 60,684    $197,441   $200,084
       Other                         2,057      1,866       5,247      5,315
                                  --------   --------    --------   --------
     Total revenues               $ 58,922   $ 62,550    $202,688   $205,399
                                  ========   ========    ========   ========
     Operating profit             $  3,272   $  8,046    $ 34,868   $ 43,358
                                  ========   ========    ========   ========

Revenues declined 6 percent in the fiscal 2001 third quarter and 1 percent in the nine-month period due to an industry-wide weakening in the demand for advertising. Most of the decline occurred in national advertising which was down at nearly all of the company's stations. The categories of automotive and retail advertising were weak across the group. Local advertising for the group in total increased in the mid-single digits on a percentage basis. The year-to-date revenue comparison benefited from significant political advertising revenues for the November 2000 elections at KCTV-Kansas City, WFSB-Hartford/New Haven and WNEM-Flint/Saginaw. Looking forward, the slowdown in the demand for advertising has continued into the fourth quarter. Advertising bookings are currently pacing down in the high single-digits on a percentage basis compared to the prior-year fourth quarter. These bookings are as of a point in time and actual results may differ.

Operating profit was $3.3 million in the third quarter compared to $8.0 million in the prior-year quarter. For the nine months ended March 31, 2001, operating profit was $34.9 million compared to $43.4 million in the comparable prior-year period. These declines reflected lower advertising revenues and increased costs resulting from investments in the improvement and expansion of news programming, investments in sales enhancement efforts, and the impact of mandatory digital television investments on depreciation expense.


                        Liquidity and Capital Resources
                                                                   Percent
    Nine months ended March 31              2001         2000       Change
    -----------------------------        ---------    ---------    -------
    (In thousands)

     Net earnings                        $  59,394    $  68,298       -13%
                                         =========    =========      ====

     Cash flows from operations          $  76,836    $  85,457       -10%
                                         =========    =========      ====

     Cash flows from investing           $ (48,787)   $ (31,679)      -54%
                                         =========    =========      ====

     Cash flows from financing           $ (40,507)   $ (50,501)       20%
                                         =========    =========      ====

     Net cash flows (use)                $ (12,458)   $   3,277        nm
                                         =========    =========      ====

     EBITDA                              $ 159,779    $ 179,101       -11%
                                         =========    =========      ====

     nm - not meaningful

Cash and cash equivalents decreased by $12.5 million in the first nine months of fiscal 2001 compared to an increase in cash of $3.3 million in the comparable prior-year period. The change reflected a decline in cash provided by operations as well as increased use of cash for capital expenditures in the current period. The decrease in cash provided by operations primarily reflected lower net earnings due to general softness in advertising demand.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA for the first nine months of fiscal 2001 decreased 11 percent from the prior-year period. EBITDA is not adjusted for all noncash expenses or for working capital changes, capital expenditures or other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In addition, the calculation of EBITDA and similarly titled measures may vary between companies.

At March 31, 2001, long-term debt outstanding consisted of $305 million outstanding under two variable-rate unsecured credit agreements and $200 million outstanding in fixed-rate unsecured senior notes issued to five insurance companies. In March 2001, Meredith retired $85 million of term loan debt using proceeds from borrowings under a revolving credit facility. This change affected the timing of future principal payments but not the maturity date of May 31, 2002. Management expects to refinance this debt prior to its maturity. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities and debt refinancing. The debt agreements include certain financial covenants related to debt levels and coverage ratios. During the first fiscal quarter the company renegotiated certain covenants to allow Meredith more flexibility in the timing and level of investment and capital spending. As of March 31, 2001, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire on June 28, 2002, and the notional amount declines periodically over the remaining terms of the contracts. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements. The weighted-average interest rate on debt outstanding at March 31, 2001 was approximately 6.4 percent.

In the first nine months of fiscal 2001, the company spent $35.0 million to repurchase an aggregate of 1.1 million shares of Meredith Corporation common stock at then current market prices under the company's stock repurchase program. This compares with spending of $42.3 million for the repurchase of
1.3 million shares in the comparable prior-year period. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. During the third fiscal quarter, the board of directors authorized the repurchase of up to 2 million additional shares subject to market conditions. At March 31, 2001, the number of shares authorized for future repurchase was approximately 2.7 million shares. The status of this program is reviewed at each quarterly board of directors meeting.

The market value of the put option agreements that appeared as Temporary equity on the Consolidated Balance Sheet at June 30, 2000, has been reclassified into Stockholders' equity at March 31, 2001, reflecting the expiration of the put option agreements.

Dividends paid in the first nine months of fiscal 2001 were $12.3 million, or
24.5 cents per share, compared with $11.9 million, or 23 cents per share, in the prior-year period. On January 25, 2001, the board of directors increased the quarterly dividend by 6 percent (one-half cent per share) to 8.5 cents per share effective with the dividend payable on March 15, 2001. On an annual basis, the effect of this quarterly dividend increase would be to increase dividends paid by approximately $1.0 million at the current number of shares outstanding.

Spending for property, plant and equipment increased to $44.6 million in the first nine months of fiscal 2001 from $29.6 million in the prior-year period. The increase reflected higher spending for the purchase of replacement aircraft and associated facilities and for the construction of a new broadcasting facility for the Atlanta television station. Funds for capital expenditures are expected to be provided by available cash, including cash from operating activities or, if necessary, borrowings under credit agreements.

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

At March 31, 2001, Meredith had outstanding $305 million in variable-rate long-term debt and $200 million in fixed-rate long-term debt. The company uses interest rate swap contracts to effectively convert a substantial portion of its variable-rate debt to fixed-rate debt. Therefore, there is no material earnings or liquidity risk associated with the company's variable-rate debt and the related interest rate swap contracts. The fair market value of the variable-rate debt approximates the carrying amount due to the periodic resetting of interest rates. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a $2.0 million cost to terminate the swap contracts compared to the current cost of $1.4 million at March 31, 2001.

There is no earnings or liquidity risk associated with the company's fixed rate debt. The fair market value of the debt is determined by discounting cash flows through maturity using borrowing rates currently available for debt with similar terms and maturities. A 10 percent decrease in interest rates would result in a fair market value of ($208.4 million) compared to the current fair market value of ($201.9 million) at March 31, 2001.

There has been no material change in the market risk associated with program rights payable since June 30, 2000.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits - none required to be filed.

(b) Reports on Form 8-K

    During the third quarter of fiscal 2001, the company filed a report on Form 8-K on February 5, 2001, reporting under Item 5 the text of a news release dated January 31, 2001, reporting earnings for the second fiscal quarter and six months ended December 31, 2000 and the script of a conference call held with analysts concerning that news release.

    Also during the third quarter of fiscal 2001, the company filed a report on Form 8-K on March 6, 2001, reporting under Item 5 the text of a management presentation at the Bear Stearns Media and Entertainment Conference on March 5, 2001.

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










Date: May 9, 2001