Form 10-K405
period 2001-06-30
MEREDITH CORP
filed 2001-09-14
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   Form 10-K


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2001
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

The registrant estimates the aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 2001, was $1,280,629,000 based upon the closing price on the New York Stock Exchange at that date.

     Shares of stock outstanding at July 31, 2001:
          Common shares                       39,267,374
          Class B shares                      10,527,116
                                              ----------
          Total common and class B shares     49,794,490
                                              ==========

                        DOCUMENT INCORPORATED BY REFERENCE


          Description of document              Part of the Form 10-K
   ------------------------------------   --------------------------------

   Certain portions of the Registrant's
     Proxy Statement for the Annual       Part III to the extent described
     Meeting of Shareholders to be        therein.
     held on November 12, 2001


-------------------------------------------------------------------------------


                                    PART I

Item 1.  Business

General
-------

Meredith Corporation was founded in 1902 by Edwin Thomas Meredith and incorporated in Iowa in 1905. Since its beginnings in agricultural publishing, the company has expanded to include mass audience and special interest publications designed to serve the home and family market. In 1948, Meredith entered the television broadcasting business. The company now owns and operates television stations in twelve locations across the continental United States. These publishing and broadcasting businesses and associated trademarks have been the core of Meredith's success. In addition, the company has used its assets to expand into interactive media and integrated marketing operations. Meredith is one of the nation's leading media companies.

The company has two business segments: publishing and broadcasting. The publishing segment includes: 16 magazine brands, including Better Homes and Gardens and Ladies' Home Journal, and approximately 120 special interest publications; book publishing with approximately 300 books in print; integrated marketing relationships with some of America's leading companies; an extensive Internet presence, including 23 web sites and multi-year alliance agreements with leading Internet providers America Online and Microsoft Network (MSN); brand licensing relationships; and other related operations. Meredith's consumer database, which contains more than 60 million names, is the largest domestic database among media companies and enables advertisers to precisely target marketing campaigns. The broadcasting segment includes the operations of 12 network-affiliated television stations, consisting of six FOX affiliates, five CBS affiliates and one NBC affiliate. The syndicated television program marketing and development operations, that were previously reported in the broadcasting segment, are now reported in the publishing segment. Prior-year information has been restated. Virtually all of the company's revenues are generated and assets reside within the United States. There are no material intersegment transactions.

The company's largest source of revenues is magazine and television advertising. Television advertising tends to be seasonal in nature with higher revenues traditionally reported in the second and fourth fiscal quarters, and cyclical increases during certain periods, such as key political elections and major sporting events.

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

Compliance by the company with federal, state and local provisions relating to the discharge of materials into the environment and to the protection of the environment has no material effect on capital expenditures, earnings or the competitive position of the company.

The company had 2,616 employees at June 30, 2001 (including 132 part-time employees).


Business Developments - Fiscal 2001
-----------------------------------

In response to a wide-spread advertising downturn, Meredith took steps during the second half of fiscal 2001 to reduce the number of employees, including a one-time, special voluntary early retirement program and additional selective workforce reductions through attrition, realignments and job eliminations. In addition, the company wrote off certain Internet investments. These actions were the primary factors in a fiscal 2001 fourth quarter nonrecurring charge of $25.3 million ($15.4 million after-tax), or 30 cents per share.

Meredith recorded a charge of $9.9 million ($6.1 million after-tax), or 12 cents per share, for the writedown of certain broadcasting syndicated programming rights to net realizable value. A significant decline in first-run ratings for programming not yet available for broadcast was the primary factor in the writedown.

In May 2001, Meredith sold Golf for Women magazine to The Golf Digest Companies, a subsidiary of Advance Magazine Publishers, Inc., effective with the first issue of fiscal 2002. The sale resulted in a gain of $21.5 million ($13.1 million after-tax), or 26 cents per share.

The information required by this item regarding financial information about industry segments is set forth on pages F-50 and F-51 of this Form 10-K and is incorporated herein by reference.

Description of Business
-----------------------


PUBLISHING
----------
Publishing represented 74 percent of the company's consolidated revenues in fiscal 2001.

Magazine
--------
Magazine operations include 16 magazine brands that appeal primarily to consumers in the home and family market. Key advertising and circulation information for major subscription titles is as follows:

                                                 August 2001
     Title                          Frequency     Rate Base     Ad Pages
     -------------------------------------------------------------------
     Better Homes and Gardens - Home service
       Fiscal 2001                  Monthly       7,600,000      1,801
       Fiscal 2000                  Monthly       7,600,000      2,006

     Ladies' Home Journal - Women's service
       Fiscal 2001                  Monthly       4,100,000      1,222
       Fiscal 2000                  Monthly       4,100,000      1,388

     Country Home - Home decorating
       Fiscal 2001                  8x/year       1,000,000        719
       Fiscal 2000                  8x/year       1,000,000        770

     Midwest Living - Regional travel and lifestyle
       Fiscal 2001                  Bimonthly       815,000        648
       Fiscal 2000                  Bimonthly       815,000        709

     Traditional Home - Home decorating
       Fiscal 2001                  Bimonthly       800,000        716
       Fiscal 2000                  Bimonthly       800,000        738

     MORE - Women's service (age 40+)
       Fiscal 2001                  10x/year        600,000        561
       Fiscal 2000                  Bimonthly       525,000        430

     WOOD - Woodworking projects and techniques
       Fiscal 2001                  9x/year         550,000        355
       Fiscal 2000                  9x/year         550,000        425

     Successful Farming - Farm information
       Fiscal 2001                  12x/year        442,000        624
       Fiscal 2000                  12x/year        442,000        669


Rate base is the circulation guaranteed to advertisers. Actual circulation often exceeds rate base, and is tracked by the Audit Bureau of Circulation, which issues periodic statements for audited magazines. Ad pages are as reported to Publisher's Information Bureau, Agricom, or if unreported, as calculated by the publisher using a similar methodology.

Better Homes and Gardens magazine, the company's flagship, accounts for a significant percentage of revenues and operating profit of the company and the publishing segment. Meredith's other magazines brands, in addition to those listed above, are Country Gardens, Renovation Style, and the Creative Collection, which includes Creative Home, American Patchwork & Quilting, Paint Decor and Scrapbooks etc. Meredith also has a 50 percent interest in a monthly Australian edition of Better Homes and Gardens magazine.

Golf for Women magazine was sold, effective with the first issue of fiscal 2002, and the assets of American Park Network were sold in fiscal 2001. Antiques Extra, Mature Outlook, and Family Money magazines and the Shop Online 1-2-3 supplement were discontinued in fiscal 2001.

The company also publishes a group of Special Interest Publications, primarily under the Better Homes and Gardens name, that are typically sold only on the newsstand. These titles are issued from one to six times annually. Titles published quarterly or bimonthly include Decorating; Home Planning Ideas; Kitchen and Bath Ideas; Do It Yourself; Garden, Deck & Landscape; Quick & Easy Decorating; Window & Wall Ideas; and Hometown Cooking. Approximately 120 issues were published in fiscal 2001.

Meredith Interactive Media has extended many of the company's magazine brands to include a presence on the Internet. The flagship home and family site - bhg.com - is a leader in providing unique content and applications in its core content areas of decorating, food, home improvement and remodeling. In addition, Meredith has established multi-year alliance agreements with two of the leading Internet providers - Microsoft Networks (MSN) and America Online - which drive additional traffic to the company's sites. These Web sites provide additional sources of advertising and other revenues and, more importantly, provide an opportunity to divert magazine subscription orders online with the potential for significant cost reductions.


Advertising
-----------

     Years ended June 30               2001          2000           1999
     ----------------------------------------------------------------------
     (In thousands)

     Advertising revenues            $352,482       $387,064       $360,724
                                     ========       ========       ========

Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of the company's larger magazines offer advertisers different regional and demographic editions which contain the same basic editorial material but permit advertisers to concentrate their advertising in specific markets or to target specific audiences. The company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted forms). Most of the company's advertising pages and revenues are derived from run-of-press display advertising. The company's group sales function was reorganized in fiscal 2001 to form Meredith Corporate Solutions, bringing together all Meredith resources to solve clients' advertising and marketing issues.

Circulation
-----------

     Years ended June 30               2001          2000           1999
     ----------------------------------------------------------------------
     (In thousands)

     Circulation revenues            $263,659       $275,642       $273,621
                                     ========       ========       ========

Subscription revenues, the largest source of circulation revenues, are generated through direct-mail solicitation, agencies, insert cards, the Internet and other means. Single-copy sales also are important sources of circulation revenues for most magazines. All of the company's subscription magazines, except Successful Farming, are also sold by single-copy. Successful Farming is available only by subscription to qualified farm families. Single-copy sales are distributed through magazine wholesalers. Magazine wholesalers have the right to receive credit from the company for magazines returned to them by retailers.


Other
-----
     Years ended June 30               2001           2000           1999
     ----------------------------------------------------------------------
     (In thousands)

     Other revenues                  $166,796       $156,120       $141,287
                                     ========       ========       ========

Other revenues include sales of books, integrated marketing and other custom publishing projects, ancillary products and services and revenues from brand licensing agreements.

Meredith Integrated Marketing offers advertisers and other external clients integrated strategies that combine all of Meredith's custom capabilities. Meredith's consumer database, which contains more than 60 million names, is the largest domestic database among media companies and enables magazine and television advertisers to precisely target marketing campaigns. These marketing programs are important because they provide revenue sources that are independent of advertising and circulation. Fiscal 2001 clients include The Home Depot USA,Inc.; Kraft Foods, Inc.; Nestle USA, Inc.; and UnitedHealthcare, Inc.

The company publishes and markets a line of approximately 300 consumer home and family service books, published primarily under the Better Homes and Gardens trademark and the Ortho and The Home Depot names. They are sold through retail book and specialty stores, mass merchandisers and other means. Sixty new or revised titles were published during fiscal 2001. The company has contracts with The Scotts Company and The Home Depot USA, Inc., to produce and sell books under the Ortho and The Home Depot names, respectively.

Production and Delivery
-----------------------

The major raw materials essential to this segment are coated publication and book-grade papers. Meredith supplies all of the paper for its magazine production and most of the paper for its book production. Paper prices remained steady, with some price declines late in fiscal 2001, following a year of increasing prices in fiscal 2000. This resulted in higher average paper prices for fiscal 2001 compared to the prior year. The price of paper is driven by overall market conditions and, therefore, is difficult to predict. Management anticipates little change in paper prices over the next year. The company has contractual agreements with major paper manufacturers to ensure adequate supplies of paper for planned publishing requirements.

The company has printing contracts for all of its magazine titles. Its two largest titles, Better Homes and Gardens and Ladies' Home Journal, are printed under long-term contracts with a major United States printer. The company's largest magazine printing contract was renegotiated and the company entered into new contracts with several other major printers over the last two fiscal years. These contracts resulted in lower unit costs, versus the prior-year, in the first half of fiscal 2001. These lower rates are expected to continue, subject to annual rate adjustments, through the life of the contracts. All of the company's published books are manufactured by outside printers. Book manufacturing contracts are generally on a title-by-title basis.

Postage is also a significant expense to this segment due to the large volume of magazine and subscription promotion mailings. The publishing operations continually seek the most economical and effective methods for mail delivery. Accordingly, certain cost-saving measures, such as pre-sorting and drop-shipping to central postal centers, are utilized. The United States Postal Service raised rates in January 2001 which resulted in an approximate 10 percent rate increase for Meredith. Postal rates were increased again on July 1, 2001 resulting in a cost increase of nearly 3 percent. Industry groups have raised serious questions about the financial stability of the Postal Service. Additional requests for rate increases are expected in the near future and changes in the level of service are possible. Meredith continues to work with others in the industry and through trade organizations, to encourage the Postal Service to eliminate inefficiencies and to moderate future rate increases. However, the company cannot predict what impact future changes in the Postal Service and postal rates will have on it's publishing business.

Paper, printing and postage costs accounted for approximately 40 percent of the publishing segment's fiscal 2001 operating costs.

Fulfillment services for the company's magazine operations are provided by a third party. National newsstand distribution services are also provided by a third party under a multi-year agreement.


Competition
-----------

Publishing is a highly competitive business. The company's magazines, books, and related publishing products and services compete with other mass media and many other types of leisure-time activities. Overall competitive factors in this segment include price, editorial quality and customer service. Competition for advertising dollars in magazine operations is primarily based on advertising rates, reader response to advertisers' products and services and effectiveness of sales teams. Better Homes and Gardens and Ladies' Home Journal compete for readers and advertising dollars primarily in the women's service magazine category. Both are part of a group known as the "Seven Sisters," which also includes Family Circle, Good Housekeeping, Rosie, Redbook and Woman's Day magazines, published by other companies. In fiscal 2001, the combined advertising revenue market share of Better Homes and Gardens and Ladies' Home Journal magazines totaled approximately 38 percent of the Seven Sisters market. Their share exceeded that of each of the three other publishers included in the Seven Sisters.

BROADCASTING
------------
Broadcasting represented 26 percent of the company's consolidated revenues in fiscal 2001.

  Station,Channel,
  Market,Network                DMA        Expiration   Average   Commercial
  Affiliation,      TV Homes    National   Date of FCC  Audience  TV Stations
  Frequency(1)      in DMA      Rank(2)    License      Share(3)  in Market(4)
  ---------------   ---------   --------   -----------  --------  ----------
  WGCL-TV, Ch. 46   1,991,000       9        4-1-2005      6.8%      3 VHF
  Atlanta, Ga.                                                       7 UHF
  (CBS) UHF

  KPHO-TV, Ch. 5    1,537,000      16       10-1-2006      9.0%      6 VHF
  Phoenix, Ariz.                                                     7 UHF
  (CBS) VHF

  WOFL-TV, Ch. 35   1,182,000      20        2-1-2005      6.5%      3 VHF
  Orlando/Daytona Beach/Melbourne, Fla.                             10 UHF
  (FOX)  UHF

  KPDX-TV, Ch. 49   1,069,000      23        2-1-2007      7.3%      4 VHF
  Portland, Ore.                                                     4 UHF
  (FOX)  UHF

  WFSB-TV, Ch. 3      953,000      28        4-1-2007     14.5%      2 VHF
  Hartford/New Haven, Conn.                                          6 UHF
  (CBS)  VHF

  WSMV-TV, Ch. 4      879,000      30        8-1-2005     13.3%      3 VHF
  Nashville, Tenn.                                                   7 UHF
  (NBC)  VHF

  KCTV, Ch. 5         850,000      31        2-1-2006     14.3%      3 VHF
  Kansas City, Mo.                                                   5 UHF
  (CBS)  VHF

  WHNS-TV, Ch. 21     772,000      36       12-1-2004      5.3%      3 VHF
  Greenville, S.C./Spartanburg, S.C./Asheville, N.C.                 4 UHF
  (FOX)  UHF

  KVVU-TV, Ch. 5      580,000      51       10-1-2006      7.3%      4 VHF
  Las Vegas, Nev.                                                    5 UHF
  (FOX)  VHF

  WNEM-TV, Ch. 5      454,000      64       10-1-2005     15.5%      2 VHF
  Flint/Saginaw/Bay City, Mich.                                      3 UHF
  (CBS)  VHF

  WOGX-TV, Ch. 51     108,000     164        2-1-2005      6.8%      3 UHF
  Ocala/Gainesville, Fla.
  (FOX)  UHF

  KFXO-LP*, Ch. 39     47,000     201        2-1-2007      6.5%      2 UHF
  Bend, Ore.
  (FOX)  UHF

  *  Low-power station

(1) VHF (very high frequency) stations transmit on channels 2 through 13; UHF (ultra high frequency) stations transmit on channels 14 to 69. Technical factors and area topography determine the market served by a television station.

(2) Designated Market Area (DMA), is a Registered Trademark of, and is defined by, Nielsen Media Research. The national rank is the 2001-2002 DMA ranking based on estimated television households in the market.

(3) Average audience share represents the estimated percentage of households using television tuned to the station. The percentages shown reflect the average total day shares (9 AM to midnight) for the May 2000, July 2000, November 2000, and February 2001 measurement periods.

(4) The number of commercial television stations reported is year 2000 data from BIA's "Investing in Television Market Report 2001" dated February 2001.


Operations
----------

Advertising is the principal source of revenues for the broadcasting segment. The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of in-market broadcasters and audience demographics for programming. National advertising representative firms sell most national advertising. Sales staffs at each station generate local/regional advertising revenues.

All of the company's television stations are network affiliates. Generally a network provides programs to its affiliated television stations, sells commercial advertising within the network programs and, in some instances, compensates the local stations by paying an amount based on the television station's network affiliation agreement. In addition, the affiliated stations make payments to the network for certain specified programming such as professional football. Affiliation with a national network has an important influence on a station's advertising rates. The company's six FOX affiliates have agreements which expire in June 2007, subject to certain early termination events. As a standard practice, the FOX network makes no cash payments to affiliates. In fiscal 2000, the company's FOX affiliates began paying the FOX network in exchange for additional advertising spots in prime time programming. The company's five CBS affiliates have agreements which expire from April 2002 to December 2005. The company's Nashville station has an affiliation agreement with NBC that expires in December 2006. While Meredith's relations with the networks have historically been good, the company can make no assurances that these relationships will continue in the same manner over the long-term.

Local news programming is an important source of advertising revenues to television stations, as 25 to 35 percent of a market's television advertising revenues are typically allocated to local news. The company's stations have increased the number of hours of local news programming significantly over the last several years and are continually working to improve their news operations and ratings.

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


Competition
-----------

Meredith television stations compete directly for advertising dollars and programming in each of their markets with other television stations and cable television providers. Other mass media providers such as newspapers, radio, direct broadcast satellite and the Internet also provide competition for market advertising dollars and for entertainment and news information. Competitive factors include market share, audience demographics and advertising rates. Audience acceptance of a station's programming, whether local, network or syndicated, affects the station's competitive position. Ownership consolidation continues to occur in the television broadcast industry which may affect local market competition for syndicated programming. In addition, local television stations may face increased competition over the next several years due to the ability of new video service providers (e.g. telephone companies) to enter the industry. The company cannot predict the effects of these actions on the future results of the company's broadcasting operations.


Regulation
----------

Television broadcasting operations are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act). Under the Communications Act, the FCC performs many regulatory functions including granting of station licenses and determining regulations and policies which affect the ownership, operation, programming and employment practices of broadcast stations. The FCC must approve all television licenses and therefore compliance with FCC regulations is essential to the operation of this segment. The maximum term of broadcast licenses is eight years. Management is not aware of any reason why its television station licenses would not be renewed by the FCC. The Communications Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. The Telecommunication Act of 1996 allows broadcast companies to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 35 percent of U.S. television households. In August 1999, the FCC issued regulations permitting the ownership of two stations in a market under certain circumstances. As of June 30, 2001, the company's household coverage is approximately 7.3 percent (based on the FCC method of calculation which includes 50 percent of the market size for UHF stations owned).

Congressional legislation and FCC rules are subject to change and these groups may adopt regulations that could affect future operations and profitability of the company's broadcasting segment. In April 1997, the FCC announced rules for the implementation of digital television (DTV) service. Under these rules, all broadcasters who, as of April 3, 1997, held a license to operate a full-power television station or a construction permit for such a station will be assigned, for an eight-year transition period, a second channel on which to initially provide separate DTV programming or simulcast its analog programming. Stations must construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. According to these rules, the company's Atlanta, Phoenix, Orlando, Portland and Hartford/New Haven broadcast television stations are currently transmitting digital signals on specially assigned second channels. Meredith's remaining stations, with the exception of low-power KFXO, must follow suit by May 2002. At the end of the transition period, analog television transmissions will cease, and DTV channels may be reassigned. The FCC expects to complete the transition to DTV by 2006. The FCC has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary. The impact of these rulings to Meredith is uncertain. Digital conversion requires capital expenditures of approximately $2 million per station to transmit a digital signal and comply with current DTV requirements.

In April 2000, Meredith and other broadcasters dedicated a portion of their digital spectrum to create a wireless infrastructure to deliver content to consumers. Meredith owns a minority position in this new venture, named iBlast Networks, and will share in its revenues and operating results. iBlast currently expects to begin service in late calendar 2001.

The information given in this section is not intended to be a complete listing of all regulatory provisions currently in effect. The company cannot predict what changes to current legislation will be adopted or determine what impact any changes could have on its television broadcasting operations.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF AUGUST 30, 2001)
-----------------------------------------------------------------------------
                                                                    Executive
                                                                     Officer
       Name           Age                    Title                    Since
-------------------   ---   -------------------------------------   ---------
William T. Kerr        60   Chairman and Chief Executive Officer       1991
Stephen M. Lacy        47   President - Publishing Group               1998
Jerome M. Kaplan       55   President - Magazine Group                 2000
Leo R. Armatis         63   Vice President - Corporate Relations       1995
Lee Ann Georgeou       49   Vice President - Publishing Business
                              Development                              2000
Suku V. Radia          50   Vice President - Chief Financial Officer   2000
John S. Zieser         42   Vice President - General Counsel
                              and Secretary                            1999


Executive officers are elected to one-year terms of office each November. Mr. Kerr is a director of the company. Messrs. Kerr, Kaplan and Armatis have been employed by the company for at least five years. Messrs. Lacy and Kaplan assumed their current positions in November 2000 due to the retirement of Mr. Chris Little from the position of president - Publishing Group. Mr. Lacy had previously served as president - Interactive & Integrated Marketing Group since March 2000. He joined Meredith as vice president-chief financial officer in February 1998. Prior to joining Meredith, Mr. Lacy had been, successively, vice president-chief financial officer, executive vice president, and president of Johnson & Higgins/Kirke-Van Orsdel, a company that provided outsourced administrative services for employee benefit plans of Fortune 1000 companies, from 1992 until the time he joined Meredith. Mr. Kaplan previously served as a Publishing Group vice president/ publishing director. His duties included direct responsibility for Better Homes and Gardens and Ladies Home Journal magazines. Ms. Georgeou joined Meredith in November 2000 as vice president - corporate development and was appointed to her current position in July 2001. She previously served as vice chair of Optimedia International, the U.S. unit of Publicis S.A. Prior to that she had been president of DeWitt Media, Inc. for three years following her service as executive vice president - managing director, business development for Ammirati Puris Lintas. Mr. Radia joined Meredith as vice president-chief financial officer in March 2000. Prior to that he had served as managing partner of the Des Moines office of KPMG LLP, a global professional services firm, since 1993. Mr. Zieser became vice president-general counsel and secretary in January 1999. Prior to joining Meredith, Mr. Zieser had been group president of First Data Merchant Services Corporation, a division of First Data Corporation (FDC), a leading provider of transaction processing and information services. Mr. Zieser joined FDC in 1993 as legal counsel and was subsequently promoted to associate general counsel prior to his appointment to other senior management positions.

The position of president - Broadcasting Group is being filled on an interim basis by Mr. Douglas R. Lowe, following the resignation of Cary D. Jones effective July 31, 2001. Mr. Lowe joined Meredith in August 2000 as executive vice president - Broadcasting Group with over 16 years of broadcasting industry experience. Meredith has launched a nationwide search for an executive to lead its Broadcasting Group.

Item 2.  Properties

Meredith Corporation headquarters are located at 1716 and 1615 Locust Street, Des Moines, Iowa. The company owns these buildings and is the sole occupant. Meredith also owns an office building located at 1912 Grand Avenue in Des Moines. Meredith employees occupy a portion of the facility and approximately one-third of the space in that building is leased to an outside party.

The publishing segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue, New York, New York. The New York facility is used primarily as an advertising sales office for all Meredith magazines and headquarters for Ladies' Home Journal and MORE magazines. The publishing segment also maintains ad sales offices, which are leased, in Chicago, San Francisco, Los Angeles, Detroit and several other cities. These offices are adequate for their intended use.

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


Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of shareholders since the company's last annual meeting held on November 13, 2000.




                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

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

                               High       Low     Dividends
                              ------    ------    ---------
      Fiscal 2001
        First Quarter         $35.00    $26.75    $ .080
        Second Quarter         32.75     27.13      .080
        Third Quarter          37.55     30.50      .085
        Fourth Quarter         38.97     33.55      .085

      Fiscal 2000
        First Quarter         $38.87    $31.81    $ .075
        Second Quarter         42.00     33.31      .075
        Third Quarter          41.06     22.37      .080
        Fourth Quarter         36.25     25.50      .080


Stock of the company became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2001, there were approximately 1,700 holders of record of the company's common stock and 1,100 holders of record of class B stock.


Item 6.  Selected Financial Data

The information required by this Item is set forth on pages F-2 and F-3 of this Form 10-K and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth on pages F-4 through F-19 of this Form 10-K and is incorporated herein by reference.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is set forth on page F-20 of this Form 10-K and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The information required by this Item is set forth on pages F-21 through F-55 of this Form 10-K and is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 12, 2001, under the caption "Election of Directors" and in Part I of this Form 10-K on page 13 under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 12, 2001, under the captions "Compensation of Executive Officers", "Retirement Programs and Employment Agreements" and "Board Committees, Meetings and Compensation - Compensation of the Board" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 12, 2001, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 12, 2001, in the last paragraph under the caption "Board Committees, Meetings and Compensation - Compensation of the Board" and is incorporated herein by reference.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the company and its subsidiaries are filed as part of this report as set forth on the Index at page F-1.
      (a) 1.   Financial Statements:

               Consolidated Balance Sheets as of June 30, 2001 and 2000 Consolidated Statements of Earnings for the years ended
                 June 30, 2001, 2000 and 1999
               Consolidated Statements of Cash Flows for the years ended
                 June 30, 2001, 2000 and 1999
               Consolidated Statements of Shareholders' Equity for the
                 years ended June 30, 2001, 2000 and 1999
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

      (a) 2. Financial Statement Schedule for the years ended June 30, 2001, 2000 and 1999:

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

          3.2 The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.

          4.1 Note Purchase Agreement dated March 1, 1999 among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the company's Current Report on Form 8-K dated March 1, 1999.

          4.2 Credit Agreement dated December 10, 1998, among Meredith Corporation, and certain banks specified therein, for whom Wachovia Bank, N.A. is acting as Agent, is incorporated herein by reference to Exhibit 2 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1998. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4 to the company's Quarterly Report on form 10-Q for the period ended December 31, 2000.

          4.3 Credit Agreement dated July 1, 1997, among Meredith Corporation and a group of banks with Wachovia Bank, N.A. as Agent is incorporated herein by reference to Exhibit 4 to the company's Current Report on Form 8-K dated July 1, 1997. Amendment to the aforementioned agreement is incorporated herein by reference to
               Exhibit 4 to the company's Quarterly Report on form 10-Q for the period ended December 31, 2000.

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

         10.3 Meredith Corporation Management Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the company's Annual Report on Form 10-K for the year ended June 30, 1999.

         10.4 Employment Agreement dated February 2, 1998, between Meredith Corporation and E. T. Meredith III is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

         10.5 Employment agreement dated February 1, 2001, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.

         10.6 Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to
               Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

         10.7 Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors, as amended, is incorporated herein by reference to
               Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 1996. Amendment to the aforementioned plan in incorporated herein by reference to
               Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.

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

        10.10 Meredith Corporation 1996 Stock Incentive Plan effective August 14, 1996, is incorporated herein by reference to Exhibit A to the company's Proxy Statement for the Annual Meeting of Shareholders on November 11, 1996. Amendment to the aforementioned plan in incorporated herein by reference to
               Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.

        10.11 Employment contract (as amended, a Consultancy Agreement) by and between Meredith Corporation and Jack D. Rehm as of July 1, 1992, is incorporated herein by reference to Exhibit 10c to the company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendments to the aforementioned agreement are incorporated herein by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 1996 and to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.

        10.12 Indemnification Agreement in the form entered into between the company and its officers and directors is incorporated herein by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ending December 31, 1988.

        10.13 Amended and Restated Severance Agreement in the form entered into between the company and its executive officers is incorporated herein by reference to Exhibit 10.4 to the company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.

        21     Subsidiaries of the Registrant

        23     Consent of Independent Auditors


    (b) Reports on Form 8-K

        During the fourth quarter of fiscal 2001, the company filed a report on Form 8-K on May 4, 2001, reporting under Item 5 the text of a news release dated May 2, 2001, reporting earnings for the third fiscal quarter and nine months ended March 31, 2001 and the script of a conference call held with analysts concerning that news release.

        Also during the fourth quarter of fiscal 2001, the company filed a report on Form 8-K on June 20, 2001, reporting under Item 5 the text of a management presentation at the Mid-Year Media Review conference on June 19, 2001.

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

     /s/ Suku V. Radia                        /s/ William T. Kerr
---------------------------------        --------------------------------
Suku V. Radia, Vice President-           William T. Kerr, Chairman of the
Chief Financial Officer (Principal       Board, Chief Executive Officer and
Accounting and Financial Officer)        Director (Principal Executive Officer)

     /s/ E. T. Meredith III                   /s/ Herbert M. Baum
---------------------------------        --------------------------------
E. T. Meredith III                       Herbert M. Baum, Director
Chairman of the Executive
Committee and Director

     /s/ Mary Sue Coleman                     /s/ Christina A. Gold
---------------------------------        --------------------------------
Mary Sue Coleman, Director               Christina A. Gold, Director

     /s/ Frederick B. Henry                   /s/ Joel W. Johnson
---------------------------------        --------------------------------
Frederick B. Henry, Director             Joel W. Johnson, Director

     /s/ Robert E. Lee                        /s/ Philip A. Marineau
---------------------------------        --------------------------------
Robert E. Lee, Director                  Philip A. Marineau, Director

     /s/ Mell Meredith Frazier                /s/ Nicholas L. Reding
---------------------------------        --------------------------------
Mell Meredith Frazier, Director          Nicholas L. Reding, Director

     /s/ Jack D. Rehm
---------------------------------
Jack D. Rehm, Director





Each of the above signatures is affixed as of September 14, 2001.

            Index to Consolidated Financial Statements, Financial
                 Schedules and Other Financial Information




                                                                     Page
                                                                     ----

Selected Financial Data                                              F- 2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                F- 4

Quantitative and Qualitative Disclosures about Market Risk           F-20

Consolidated Financial Statements:
  Balance Sheets                                                     F-21
  Statements of Earnings                                             F-23
  Statements of Cash Flows                                           F-24
  Statements of Shareholders' Equity                                 F-26
  Notes                                                              F-29

Independent Auditors' Report                                         F-54
Report of Management                                                 F-55

Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts                    F-56

Selected Financial Data
Meredith Corporation and Subsidiaries


Years Ended June 30           2001       2000       1999       1998     1997
------------------------------------------------------------------------------
(In thousands except per share)

Results of operations:
Total revenues...........$1,053,213 $1,097,165 $1,036,122 $1,009,927 $855,218
                          =========  =========  =========  =========  =======
Earnings from continuing
 operations.............. $  71,272  $  71,030  $  89,657  $  79,858  $67,592

Discontinued operation...        --         --         --         --   27,693
                          ---------  ---------  ---------  ---------  -------
Net earnings ............ $  71,272  $  71,030  $  89,657  $  79,858  $95,285
                          =========  =========  =========  =========  =======

Basic earnings per share:
Earnings from continuing
 operations.............. $    1.43  $    1.38  $    1.72  $    1.51  $  1.26
Discontinued operation...        --         --         --         --     0.52
                          ---------  ---------  ---------  ---------  -------
Net earnings per share... $    1.43  $    1.38  $    1.72  $    1.51  $  1.78
                          =========  =========  =========  =========  =======

Diluted earnings per share:
Earnings from continuing
 operations.............. $    1.39  $    1.35  $    1.67  $    1.46  $  1.22
Discontinued operation...        --         --         --         --     0.50
                          ---------  ---------  ---------  ---------  -------
Net earnings per share... $    1.39  $    1.35  $    1.67  $    1.46  $  1.72
                          =========  =========  =========  =========  =======
Dividends paid per share. $    0.33  $    0.31  $    0.29  $    0.27  $  0.24
                          =========  =========  =========  =========  =======

Financial position at June 30:

Total assets.............$1,437,747 $1,439,773 $1,423,396 $1,065,989 $760,433
                          =========  =========  =========  =========  =======
Long-term obligations.... $ 505,758  $ 541,146  $ 564,573  $ 244,607  $17,032
                          =========  =========  =========  =========  =======

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

     Long-term obligations include the current and long-term amounts of available broadcast rights payable and company debt associated with continuing operations.


Earnings from continuing operations:

Fiscal 2001 included nonrecurring charges of $25.3 million, or 30 cents per diluted share, primarily for employment reduction programs and Internet investment write-offs. In addition, a gain of $21.5 million, or 26 cents per share, was recorded for the sale of Golf for Women magazine.

Fiscal 2000 included nonrecurring items of $23.1 million, or 36 cents per diluted share, for asset write-downs, contractual obligations and personnel costs associated primarily with the decision to exit certain publishing operations.

Fiscal 1999 included a gain of $2.4 million, or 3 cents per diluted share, from the sale of the real estate operations.


Discontinued operations:

The company's former cable segment was classified as a discontinued operation effective September 30, 1995. Fiscal 1997 included a post-tax gain of $27.7 million, or 50 cents per diluted share, from the disposition of the company's remaining interest in cable television.

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

This section and other areas of this annual report - and management's public commentary from time to time - may contain certain forward-looking statements that are subject to risks and uncertainties. The words "expect," "anticipate," "believe," "likely," "will," and similar expressions generally identify forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the company's operations. Readers are cautioned not to place undue reliance on such forward-looking information, as actual results may differ materially from those currently anticipated. Factors that could adversely affect future results include, but are not limited to: downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss of one or more major clients; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage, printing or syndicated programming costs; changes in television network affiliation agreements and/or network affiliation relationships; technological developments affecting products or methods of distribution such as the Internet or e-commerce; changes in government regulations affecting the company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions.



                            Significant Events


Fiscal 2001
-----------

In response to a weakening economy and a widespread advertising downturn, Meredith took steps to reduce the number of employees, including a one-time, special voluntary early retirement program and additional selective workforce reductions through attrition, realignments and job eliminations. A total of 155 positions were eliminated through early retirements and job eliminations during the fiscal year ended June 30, 2001. The company plans to eliminate another 50 to 75 positions by December 31, 2001. In addition, the company wrote off certain Internet investments and recorded other charges primarily related to the decision to discontinue certain publishing operations. These costs were partially offset by the reversal of certain accruals no longer deemed necessary. These actions resulted in a fiscal 2001 fourth-quarter nonrecurring charge of $25.3 million ($15.4 million after-tax), or 30 cents per share.

Personnel costs of $18.4 million represent expenses for retirement benefits, severance and outplacement charges related to the early retirement and the involuntary termination of employees. These costs are expected to be paid from internally generated cash flows. The majority of these costs will be paid out over the next 15 months. However, the payment of certain early retirement benefit costs will extend up to seven years.

The asset write-downs of $8.2 million consisted of the write-off of $6.0 million in investments in Internet-related alliances and $2.2 million for other charges. Meredith has ended its business relationships with two small Internet companies and a review of the fair value of Meredith's investments in the two businesses resulted in the write-off of these investments. Based on financial information provided by the companies, management believed both investments were worthless. The remaining charges consisted primarily of costs associated with the decision to discontinue certain publishing operations. Operations involved included Family Money magazine, Mature Outlook magazine, the Shop Online 1-2-3 supplement and the Better Homes and Gardens television show, which is still in syndication.

The reversal of certain accruals resulted in a $1.3 million reduction in the amount of the nonrecurring charge. These reversals were primarily related to the accruals for contractual obligations recorded in the fiscal 2000 nonrecurring charge. The company was able to settle certain of these commitments for less than originally expected.

Meredith recorded a charge of $9.9 million ($6.1 million after-tax), or 12 cents per share, for the write-down of certain broadcasting syndicated programming rights to net realizable value. A significant decline in first-run ratings for programming not yet available for broadcast was the primary factor in the writedown.

In May 2001, Meredith sold Golf for Women magazine to The Golf Digest Companies, a subsidiary of Advance Magazine Publishers, Inc., effective with the first issue of fiscal 2002. The sale resulted in a gain of $21.5 million ($13.1 million after-tax) or 26 cents per share. In addition, Meredith sold the assets of American Park Network in fiscal 2001. The resulting gain was not material.


Fiscal 2000
-----------

In March 2000, Meredith announced several major strategic initiatives. They included the creation of a new business group - Interactive and Integrated Marketing, expansion and acceleration of Internet-related efforts on a company-wide basis, implementation of initiatives designed to grow the profit contribution of circulation activities and closing certain operations that no longer fit the company's business objectives.

To move forward with these initiatives, Meredith committed to continue to invest in the following: Internet and e-commerce activities, continued development of its consumer database, and strategic alliances and partnerships. Incremental spending related to these initiatives reduced earnings by 5 cents per share in fiscal 2001 and by 2 cents per share in fiscal 2000.

Investment spending related to the circulation initiatives reduced fiscal 2001 earnings by 6 cents per share and fiscal 2000 earnings by 10 cents per share.

The final initiative resulted in the closing of Cross Stitch & Needlework and Decorative Woodcrafts magazines and the decision to exit certain other publishing operations. In addition, the company announced it will no longer publish Crayola Kids magazine due to a disagreement with the licensor regarding the strategic direction of the magazine. These decisions contributed to a nonrecurring charge of $23.1 million ($19.1 million after-tax), or 36 cents per share, consisting of asset write-downs ($16.8 million), contractual obligations ($3.8 million) and personnel costs ($2.5 million).

The asset write-downs primarily included the write-off of goodwill and other intangibles allocated to Cross Stitch & Needlework magazine, which was part of the acquisition of Craftways Corporation in 1988. The company still operates other businesses acquired in the acquisition. Goodwill and intangibles associated with American Park Network, which the company had decided to no longer publish, were also written off. The intangible asset write-downs will reduce future amortization expense by $2.5 million annually. In addition, the asset write-downs included the write-off of deferred subscription acquisition costs and prepaid editorial costs associated with the discontinued magazines. Net accounts receivable of the discontinued titles were expected to be collected. Other tangible assets associated with the discontinued titles, such as paper inventories and office equipment, were redeployed in other magazines.

Contractual obligations resulted from the decision to exit certain publishing operations and from a comprehensive review of the impact of news expansion on film valuations at one television station. The personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of 29 employees as a result of the magazine closings and other restructuring efforts. The decision to exit certain publishing operations will result in an approximate $25 million annual reduction in revenues, but will not have a material impact on operating profits of the publishing segment.


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

                             Results of Operations



  Years ended June 30              2001    Change    2000    Change    1999
  ----------------------------------------------------------------------------
  (In millions except per share)

  Total revenues...............  $1,053.2   (4)%   $1,097.2    6 %   $1,036.1
                                 ========          ========          ========

  Nonrecurring items...........  $  (25.3) (10)%   $  (23.1)  nm     $     --
                                 ========          ========          ========

  Income from operations.......  $  126.6  (22)%   $  161.3   (6)%   $  171.1
                                 ========          ========          ========

  Gains from dispositions......  $   21.5   nm     $     --   nm     $    2.4
                                 ========          ========          ========

  Net earnings.................  $   71.3   --     $   71.0  (21)%   $   89.7
                                 ========          ========          ========

  Diluted earnings per share...  $   1.39    3 %   $   1.35  (19)%   $   1.67
                                 ========          ========          ========
  Other data:

  Earnings before
    special items *............  $   79.7  (12)%   $   90.8   (1)%   $   91.4
                                 ========          ========          ========
  Diluted earnings per share
    before special items *.....  $   1.55  (10)%   $   1.72    1 %   $   1.70
                                 ========          ========          ========

  nm - not meaningful

* Special items include broadcast rights write-downs (pre-tax write-downs of $9.9 million in fiscal 2001, $1.1 million in fiscal 2000 and $5.2 million in fiscal 1999) as well as the nonrecurring items and gains from dispositions shown above.


Fiscal 2001 compared to 2000 -- Net earnings of $71.3 million, or $1.39 per share, were recorded in fiscal 2001, compared to net earnings of $71.0 million, or $1.35 per share, in fiscal 2000. Fiscal 2001 net earnings included the following special items: a post-tax charge of $6.1 million, or 12 cents per share, in production, distribution and editorial expenses for the write-down of broadcast rights to net realizable value; a nonrecurring post-tax charge of $15.4 million, or 30 cents per share, for employee severance, asset write-downs and other costs; and a post-tax gain of $13.1 million, or 26 cents per share, from the sale of Golf for Women magazine. Special items in fiscal 2000 net earnings included: a post-tax charge of $0.7 million, or 1 cent per share, in production, distribution and editorial expenses for the write-down of broadcast rights to net realizable value; and a nonrecurring post-tax charge of $19.1 million, or 36 cents per share, for the write-down of nondeductible intangibles, severance payments and other charges primarily related to the closing of certain magazine titles.

Excluding these special items, fiscal 2001 earnings were $79.7 million, or $1.55 per share, compared to $90.8 million, or $1.72 per share, in fiscal 2000. Fiscal 2001 results primarily reflected the weakness in advertising demand that has affected the media industry. In response to the advertising slowdown, management reduced costs, excluding special items, by 2 percent, compared to the prior year.

Fiscal 2001 revenues were $1,053.2 million, compared to revenues of $1,097.2 million in fiscal 2000. Excluding discontinued magazine titles, comparable revenues were $1,039.1 million in fiscal 2001 versus $1,049.9 million in fiscal 2000. The decline in comparable revenues primarily reflected lower magazine and broadcasting advertising revenues. Nonadvertising revenues increased 5 percent on a comparable basis, primarily reflecting growth in integrated marketing and book sales.

As previously mentioned, operating costs and expenses, excluding broadcast rights write-downs and nonrecurring charges, decreased 2 percent in fiscal 2001 despite higher paper prices, a January 2001 postal rate increase, increased interactive media spending and investments in Broadcasting Group news and sales operations. Incremental costs for Internet expansion reduced earnings by an additional 5 cents per share in fiscal 2001, compared to the fiscal 2000 investments. The 2 percent decline in expenses reflected volume-related declines in magazine manufacturing, distribution and subscription acquisition costs as well as management's cost containment efforts. In addition, lower per-unit magazine production costs benefited the first half of the fiscal year. Compensation costs increased slightly due to expanded local news programming at several television stations and annual merit increases. Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, were $15.6 million in fiscal 2001, compared to $15.1 million in fiscal 2000.

Looking forward, the company's employment reduction programs are expected to lower costs by approximately $7 million in fiscal 2002. This will affect both production, distribution and editorial expenses and selling, general and administrative expenses. The write-down of broadcasting rights will result in a reduction of approximately $2 million in production, distribution and editorial expenses in fiscal 2002. However, these cost savings will be somewhat offset by increases in costs for employee healthcare and pension expenses, higher postal rates and higher amortization of other broadcasting program rights.

Net interest expense decreased to $31.9 million in fiscal 2001 versus $33.8 million in fiscal 2000 due to lower average debt levels.

The company's effective tax rate was 38.7 percent in fiscal 2001, compared with
44.3 percent in the prior year. The fiscal 2000 effective tax rate included the impact of the nondeductible write-down of intangibles related to the discontinuation of certain publishing operations. Excluding that impact, the normalized effective tax rate was 40.2 percent in fiscal 2000.

The weighted-average number of shares outstanding declined 3 percent in fiscal 2001 as a result of company share repurchases.

Looking forward to fiscal 2002, management has not seen any indications of a turnaround in the advertising market in the near future. In publishing, first quarter comparable advertising pages are down in the low-single-digits on a percentage basis, while advertising revenues for Meredith's magazines as a group are up slightly from the prior-year first quarter. Management does not view the slight increase as evidence of a turnaround. In broadcasting, advertising bookings are currently pacing down in the high-single-digits on a percentage basis compared to the prior-year first quarter. In addition, comparisons of the first two quarters of fiscal 2002 to the prior year will be affected by the absence of $14.2 million in net political advertising at the company's broadcasting stations, related to the November 2000 elections; an increase in the volume of circulation mailings; and the cost increases mentioned previously. The increase in circulation mailings reflects a timing shift, as the overall level of mailings in fiscal 2002 is expected to be about equal to the prior year. The combination of these factors lead management to believe that earnings for the first two quarters of fiscal 2002 will be well below earnings in the same quarters of fiscal 2001. Due to the uncertainty of economic factors, management is not comfortable commenting on full fiscal year 2002 performance at this time.

Fiscal 2000 compared to 1999 -- Net earnings of $71.0 million, or $1.35 per share, were recorded in fiscal 2000, compared to net earnings of $89.7 million, or $1.67 per share, in fiscal 1999. Fiscal 2000 net earnings included a nonrecurring after-tax charge of $19.1 million, or 36 cents per share, for the write-down of nondeductible intangibles, severance payments and other charges primarily related to the closing of certain magazine titles announced in March 2000. Fiscal 2000 results also included an after-tax charge of $0.7 million, or 1 cent per share, for the write-down of certain broadcast rights to net realizable value. Fiscal 1999 net earnings included an after-tax gain of $1.4 million, or 3 cents per share, from the disposition of the Better Homes and Gardens Real Estate Service. In addition, fiscal 1999 net earnings included an after-tax charge of $3.1 million, or 6 cents per share, for the write-down of certain broadcast rights to net realizable value.

Excluding those special items, fiscal 2000 earnings were $90.8 million, or $1.72 per share, compared to $91.4 million, or $1.70 per share, in fiscal 1999. Fiscal 2000 results included pre-tax spending of $10.2 million, or 12 cents per share, for investments in circulation initiatives, Internet and e-commerce activities and development of the consumer database. Despite these investments, the Publishing Group reported record operating profits in fiscal 2000. This strong performance was largely offset by dilution from the acquisition of WGCL-TV, the CBS affiliate in Atlanta, and lower operating profits in the comparable broadcasting business. Overall, management estimates that the acquisition of WGCL-Atlanta diluted earnings by 27 cents per share in fiscal 2000, compared to 8 cents per share in fiscal 1999 from the acquisition date of March 1, 1999. These estimates include the after-tax effects of the station's operating results after amortization of acquired intangibles and interest expense on debt incurred to finance the acquisition.

Fiscal 2000 revenues increased 6 percent, reflecting the acquisition of WGCL-Atlanta and growth of publishing revenues. Adjusting for the effects of the WGCL-Atlanta acquisition and discontinued magazines, revenues also increased 6 percent. Increased magazine advertising and circulation, book sales and integrated marketing revenues were the primary factors in the growth of comparable revenues.

Operating costs and expenses, excluding broadcast rights write-downs and nonrecurring charges, increased 6 percent as a result of a full year of operating costs and expenses at WGCL-Atlanta, growth in the volume of book publishing and integrated marketing business, higher magazine paper costs and increased investment in television news and sales development expenses. These increased expenses were partially offset by lower magazine production costs. Compensation costs increased as a result of the WGCL-Atlanta acquisition, expanded local news programming at several television stations and normal merit increases. Depreciation and amortization increased in total and as a percentage of revenues primarily from a full year of amortization at WGCL-Atlanta. Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, were $15.1 million in fiscal 2000, compared to $20.8 million in fiscal 1999. The decline reflected cost containment efforts and the absence of prior-year costs related to the acquisition of WGCL-Atlanta. The operating profit margin, excluding broadcast rights write-downs and nonrecurring charges, was 16.9 percent of revenues in fiscal 2000, compared to 17.0 percent in fiscal 1999.

Net interest expense increased to $33.8 million in fiscal 2000 versus expense of $21.3 million in fiscal 1999 due to a full year of interest expense on debt incurred to finance the acquisition of WGCL-Atlanta.

The company's effective tax rate was 44.3 percent in fiscal 2000, compared with
41.1 percent in fiscal 1999. The increase was a result of the nondeductible write-down of intangibles related to the discontinuation of certain publishing operations. Excluding that impact, the normalized effective tax rate was 40.2 percent. The decline from fiscal 1999 primarily reflected lower effective state tax rates.

The weighted-average number of shares outstanding declined approximately 2 percent in fiscal 2000 as a result of company share repurchases.


Interactive Media
-----------------

The following table presents supplemental data regarding the results of the company's interactive media operations. These operations are an integral part of the company's Publishing and Broadcasting Groups and are included in the reported results of those segments. To date, most of the company's Internet activities have been in the Publishing Group. The results are pro forma and are presented for informational purposes only. The results do not attempt to reflect how the operations would have been reported had they been a stand-alone business.

Interactive media revenues include banner advertising, Web site sponsorships, content management fees and print advertising in the company's publications related to strategic alliance agreements. Other dot-com advertising is not included. The cost savings associated with subscription sales on the company's Web sites are reflected as a reduction in expense. Interactive media expenses include only directly attributable costs. Purchases of in-house advertising in the company's publications for purposes of promotion of the interactive Web sites are reflected at cost.

  Years ended June 30              2001    Change    2000    Change    1999
  ----------------------------------------------------------------------------
  (In millions)

  Total revenues................   $  5.8    67 %   $  3.5   205 %   $  1.1
                                   ======           ======           ======

  Operating loss................   $ (7.7)  (23)%   $ (6.3)  (57)%   $ (4.0)
                                   ======           ======           ======

Fiscal 2001 compared to 2000 -- Interactive media revenues increased 67 percent to $5.8 million in fiscal 2001 from $3.5 million in fiscal 2000. The revenue growth reflected increased advertising revenues and higher revenues for content creation services. Despite the revenue increase, interactive media incurred an operating loss of $7.7 million in fiscal 2001 versus a loss of $6.3 million in fiscal 2000, reflecting the company's ongoing investments in efforts to grow the business. Meredith made significant progress toward its goal of acquiring
1.5 million subscriptions online by the end of fiscal 2003. Nearly 290,000 subscriptions were acquired online in fiscal 2001.

Fiscal 2000 compared to 1999 -- Interactive media revenues increased to $3.5 million in fiscal 2000, from $1.1 million in fiscal 1999, an increase of 205 percent. Interactive media incurred an operating loss of $6.3 million in fiscal 2000 versus a loss of $4.0 million in fiscal 1999. These results reflect the company's increasing level of investment in interactive media.


Publishing
----------

The publishing segment includes magazine and book publishing, integrated marketing, interactive media, brand licensing and other related operations.

  Years ended June 30             2001   Change     2000   Change    1999
  ------------------------------------------------------------------------
  (In millions)

  Revenues
    Advertising................  $352.5   (9)%     $387.1    7 %    $360.7
    Circulation................   263.6   (4)%      275.6    1 %     273.6
    Other......................   166.8    7 %      156.1   10 %     141.3
                                 ------            ------           ------
  Total revenues...............  $782.9   (4)%     $818.8    6 %    $775.6
                                 ======            ======           ======

  Operating profit.............  $132.8   (4)%     $139.0   17 %    $118.9
                                 ======            ======           ======

Note: Operating profit is reported before nonrecurring charges of $15.1 million in fiscal 2001 and $21.1 million in fiscal 2000.

Fiscal 2001 compared to 2000 -- Publishing revenues declined 4 percent to $782.9 million in fiscal 2001, from $818.8 million in fiscal 2000. Excluding the impact of the discontinued titles, revenues declined slightly from $771.5 million in fiscal 2000 to $768.8 million in fiscal 2001. Discontinued titles include: Family Money, Mature Outlook, Country Home Antiques Extra, Crayola Kids, Northwest WorldTraveler, Cross Stitch & Needlework and Decorative Woodcrafts magazines; the Shop Online 1-2-3 supplement; and the California Tourism publications. The following discussion excludes the revenues of these discontinued titles.

Comparable publishing advertising revenues declined 5 percent in fiscal 2001 versus the prior year, reflecting fewer advertising pages sold due to a slowdown in the demand for advertising. This slowdown in demand was widespread, affecting most categories of advertising and most of the company's titles. Comparable advertising pages for the group were down 4 percent. Some of the categories affected included home and building, packaged goods and retail. One notable exception to the trend was the strong performance of MORE magazine, which reported a 25 percent increase in advertising pages and a 45 percent increase in advertising revenue. Two additional issues of MORE were published in fiscal 2001 due to an increase in frequency. The magazine also had a higher rate base compared to the prior year.

Comparable magazine circulation revenues increased 1 percent in fiscal 2001. The increase reflected increased newsstand sales of many titles including the Better Homes and Gardens Special Interest Publications, MORE, and the crafts group of titles. These newsstand revenue increases were nearly offset by lower subscription revenues resulting from a February 2000 rate base reduction at Ladies' Home Journal magazine.

Other publishing revenues grew 9 percent in fiscal 2001 on a comparable basis, primarily reflecting increased sales volumes in integrated marketing as a result of new and expanded custom publishing agreements. Growth in the volume of books sold also contributed to the revenue increase.

Publishing operating profit before nonrecurring charges was $132.8 million in fiscal 2001, down 4 percent from $139.0 million in the prior year. The decline in operating profit was primarily a result of lower advertising revenues. This revenue decline was partially offset by lower operating costs and expenses. Costs declined 4 percent in fiscal 2001, reflecting the absence of costs for the discontinued titles, management's cost control initiatives, lower subscription acquisition costs due to the timing of promotional mailings and lower magazine processing costs in the first half of the fiscal year. Partially offsetting these cost declines were higher magazine paper prices, a postal rate increase of nearly 10 percent in January 2001, volume-related increases in custom publishing costs and increased investment in interactive initiatives.

Paper, printing and postage costs account for approximately 40 percent of the publishing segment's operating costs. Average paper prices were approximately 3 percent higher in fiscal 2001 due to the timing of price changes. At June 30, 2001, paper prices were approximately 5 percent lower than the prices of one year earlier as a result of price declines during fiscal 2001. Paper prices are driven by overall market conditions and, therefore, are difficult to predict. Management anticipates little change in paper prices over the next year.

Meredith continued to benefit from lower printing costs on a per-unit basis through the first half of the fiscal year. These benefits resulted from contracts entered into with major print suppliers that took effect in January 2000.

Postal rates increased nearly 10 percent in January 2001. In addition, rates increased nearly 3 percent on July 1, 2001. Additional requests for rate increases are expected in the near future and changes in the level of service provided by the Postal Service are possible. Industry groups have raised serious questions about the financial stability of the United States Postal Service and are encouraging the elimination of operational inefficiencies in an attempt to moderate future price increases. Management cannot predict what impact possible changes in service and rates will have on the business.


Fiscal 2000 compared to 1999 -- Publishing revenues increased 6 percent to $818.8 million in fiscal 2000, from $775.6 million in fiscal 1999. Revenue growth was affected by the closing of Country America and Crayola Kids magazines and the absence of Northwest WorldTraveler magazine after December 1999. The company and Northwest Airlines mutually agreed to end their custom publishing relationship at that time. Excluding the impact of those items, comparable revenues increased 8 percent versus fiscal 1999. The discussion that follows excludes the revenues of these discontinued titles.

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

During fiscal 2000, Meredith launched two new subscription magazines, Hometown Cooking and Antiques Extra. In addition, MORE, Golf for Women, Country Gardens and American Patchwork & Quilting magazines increased their rate bases during fiscal 2000. The company also has announced increases in frequencies and/or rate bases for MORE, Renovation Style and Family Money magazines, as well as several Better Homes and Gardens Special Interest Publications, effective in fiscal 2001.

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

Publishing operating profit before nonrecurring charges increased 17 percent to a record level in fiscal 2000, despite fourth-quarter investments totaling $10.2 million in circulation initiatives, Internet and e-commerce activities and development of the consumer database. The improvement reflected higher magazine advertising revenues and lower magazine production costs, as well as volume-related increases in book publishing and integrated marketing operating profits. Fiscal 2000 magazine results were led by Better Homes and Gardens magazine. Ladies' Home Journal, Country Home and Traditional Home magazines, as well as the Better Homes and Gardens Special Interest Publications, also posted strong operating profit increases. In addition, fiscal 1999 results were affected by costs for the closing of Country America magazine and a favorable settlement related to the discontinuation of a direct marketing alliance.

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



Broadcasting
------------

The broadcasting segment consists of the operation of network-affiliated television stations, including their interactive media operations.


  Years ended June 30             2001   Change     2000   Change    1999
  ------------------------------------------------------------------------
  (In millions)

  Revenues
    Advertising................  $263.3   (3)%     $271.0    7 %    $252.7
    Other......................     7.0   (4)%        7.3   (6)%       7.8
                                 ------            ------           ------
  Total revenues...............  $270.3   (3)%     $278.3    7 %    $260.5
                                 ======            ======           ======

  Operating profit.............  $ 34.7  (43)%     $ 60.5  (17)%    $ 73.0
                                 ======            ======           ======

Note: Operating profit is reported before nonrecurring charges of $8.1 million in fiscal 2001 and $2.0 million in fiscal 2000.

Fiscal 2001 compared to 2000 -- Revenues declined 3 percent in fiscal 2001 due to an industry-wide weakening in the demand for advertising. Partially offsetting this decline was an increase in political advertising for the November 2000 elections, especially at KCTV-Kansas City, WFSB-Hartford/New Haven and WNEM-Flint/Saginaw. Political advertising revenue totaled $14.2 million in fiscal 2001 versus $2.2 million in fiscal 2000. Excluding political advertising, which is not entirely incremental, revenues declined 7 percent. Most of the decline occurred in national advertising, which was down at nearly all of the company's stations. The categories of automotive, retail and fast-food advertising were weak across the group. Local advertising revenues were down less than 1 percent for the group. Strong growth in local advertising was reported at WOFL-Orlando and WGCL-Atlanta.

Fiscal 2001 broadcasting operating results included a charge of $9.9 million for the write-down of broadcast rights to net realizable value. Fiscal 2000 operating results included a charge of $1.0 million for such write-downs. Excluding these write-downs and nonrecurring charges, operating profit was $44.6 million in fiscal 2001, compared to $61.5 million in fiscal 2000. The decline reflected lower advertising revenues and increased costs resulting from investments in the improvement and expansion of news programming and investments in sales enhancement efforts. Excluding these items, costs were flat with the prior year.

Fiscal 2000 compared to 1999 -- Revenues increased 7 percent in fiscal 2000, as a result of the March 1999 acquisition of WGCL-Atlanta. Excluding WGCL-Atlanta, comparable revenues were flat with the prior year. Growth was hampered by a decline of nearly $6 million in political advertising revenues due to the biennial nature of political elections. Excluding the political advertising impact, comparable revenues increased 2 percent with most stations reporting higher revenues. KVVU-Las Vegas reported the strongest gain as the station benefited from a healthy growth market and strong ratings. Notable improvements, excluding the political impact, were also reported at WFSB-Hartford/New Haven, WSMV-Nashville, WNEM-Flint/Saginaw and KFXO-Bend. Partially offsetting the revenue improvements were lower advertising revenues at KPHO-Phoenix and WOFL-Orlando.

Broadcasting operating profit before nonrecurring charges declined to $60.5 million in fiscal 2000, compared to operating profit of $73.0 million in fiscal 1999. Fiscal 1999 results included a charge of $5.2 million for the write-down of certain broadcast rights to estimated net realizable value, compared to a charge of $1.0 million in the current year. Excluding the impact of the write-down of broadcast rights and nonrecurring charges, operating profits were $61.5 million in fiscal 2000 versus $78.2 million in fiscal 1999. One of the factors in the decline was the inclusion of operating results at WGCL-Atlanta in the company's first full year of ownership. Meredith is investing in expanding and improving the station's news, programming and sales development efforts. Progress has been evidenced in improved ratings, and management believes that these investments will lead to future revenue growth and improved operating results. Excluding the impact of the write-downs and the newly acquired WGCL-Atlanta, comparable broadcasting operating profit declined 16 percent. The decline reflects the lack of revenue growth noted previously, in combination with investments in programming, news expansions and sales development. In addition, the company made payments to the FOX network in fiscal 2000, resulting from contract changes implemented in July 1999.

                        Liquidity and Capital Resources



  Years ended June 30             2001   Change     2000   Change    1999
  ----------------------------------------------------------------------------
  (In millions)

  Net earnings...............   $  71.3   -- %    $  71.0  (21)%    $  89.7
                                =======           =======           =======

  Cash flows from operations.   $ 137.0   (7)%    $ 148.0   10 %    $ 134.7
                                =======           =======           =======

  Cash flows from investing..   $ (38.7)  16 %    $ (46.3)  88 %    $(386.5)
                                =======           =======           =======

  Cash flows from financing..   $ (84.9)   6 %    $ (89.9)  nm      $ 257.9
                                =======           =======           =======

  Net cash flows.............   $  13.4   13 %    $  11.8   95 %    $   6.1
                                =======           =======           =======
  Other data:

  EBITDA.....................   $ 213.4  (10)%    $ 237.8    8 %    $ 220.4
                                =======           =======           =======
  nm - not meaningful

Cash and cash equivalents increased by $13.4 million in fiscal 2001, compared to an increase of $11.8 million in the prior year. The change primarily reflected cash received from dispositions and lower spending for stock repurchases in the current year, net of lower cash provided by operations and increased spending for property, plant and equipment. Cash provided by operating activities decreased because of a decline in earnings before special items.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and excludes special items. The special items excluded from EBITDA consist of the following: the write-down of broadcast rights ($9.9 million in fiscal 2001, $1.0 million in fiscal 2000 and $5.2 million in fiscal
1999); nonrecurring charges ( $25.3 million in fiscal 2001 and $23.1 million in fiscal 2000) and gains from dispositions ($21.5 million in fiscal 2001 and $2.4 million in fiscal 1999). EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. Fiscal 2001 EBITDA decreased 10 percent from fiscal 2000, primarily due to the impact of the weak advertising market on company revenues and operating profit. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In addition, the calculation of EBITDA and similarly titled measures may vary between companies.

At June 30, 2001, long-term debt outstanding totaled $470.0 million. This debt was incurred primarily for the acquisitions of five television stations. The company has two variable-rate bank credit facilities with total outstanding debt of $270.0 million at June 30, 2001. Interest rates are based on applicable margins plus, at the company's option, either LIBOR or the higher of the overnight federal funds rate plus 0.5 percent or the bank's prime rate. In addition, at June 30, 2001, the company has $200.0 million outstanding in fixed-rate unsecured senior notes issued to five insurance companies. Interest rates on the notes range from 6.51 percent to 6.65 percent. In March 2001, Meredith retired $85.0 million of term loan debt using proceeds from borrowings under a revolving credit facility. This change affected the timing of future principal payments but not the maturity date of May 31, 2002. Management expects to refinance this debt prior to its maturity. Principal payments on the debt due in succeeding fiscal years are:

                          Years ended June 30
                          -------------------------
                          (In millions)
                          2002............   $ 70.0
                          2003............    100.0
                          2004............    100.0
                          2005............     75.0
                          2006............    125.0
                                             ------
                          Total...........   $470.0
                                             ======

Funds for payments of interest and principal on the debt are expected to be provided by cash generated by future operating activities and debt refinancing. These debt agreements include certain financial covenants related to debt levels and coverage ratios. During the first fiscal quarter the company renegotiated certain covenants to provide Meredith more flexibility in the timing and level of investment and capital spending. As of June 30, 2001, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. These contracts effectively fix the base interest rate on a substantial portion of the variable-rate credit facilities, although the applicable margins vary based on the company's debt-to-EBITDA ratio. At June 30, 2001, Meredith had interest rate swap contracts to pay fixed rates of interest (average 5.5 percent) and receive variable rates of interest (average 3-month LIBOR rate of 3.7 percent) on $206 million notional amount of indebtedness. This resulted in nearly 76 percent of Meredith's underlying variable-rate debt being subject to fixed interest rates. The weighted-average interest rate on debt outstanding at June 30, 2001, was approximately 6.3 percent. The average notional amount of indebtedness outstanding under the contracts is $195 million in fiscal 2002, $166 million in fiscal 2003 and $132 million in fiscal 2004. These contracts expire in May 2002 or June 2004. The company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Management does not expect any counterparties to fail to meet their obligations, given their strong creditworthiness.

At June 30, 2000, Meredith had available credit totaling $87.0 million, including $80.0 million under a revolving credit facility. Any amounts borrowed under this agreement are due and payable on May 31, 2002.

During fiscal 2001 the Board of Directors authorized the repurchase of an additional 2 million shares of the company's common stock through public and private transactions as part of the company's ongoing share repurchase program.

In fiscal 2001, the company spent $43.5 million to repurchase an aggregate of
1.3 million shares of Meredith Corporation common stock at then current market prices. This compares with fiscal 2000 spending of $54.5 million for the repurchase of an aggregate of 1.7 million shares. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of August 1, 2001, the number of shares authorized for future repurchase was approximately 2.5 million shares. The status of this program is reviewed at each quarterly Board of Directors meeting.

The market value of the put option agreements that appeared as temporary equity in the Consolidated Balance Sheet at June 30, 2000, has been reclassified into shareholders' equity at June 30, 2001, reflecting the expiration of the put option agreements.

Dividends paid in fiscal 2001 were $16.5 million, or 33 cents per share, compared with $15.9 million, or 31 cents per share, in fiscal 2000. In January 2001, the Board of Directors increased the quarterly dividend by 6 percent, or one-half cent per share, to 8.5 cents per share effective with the dividend payable on March 15, 2001. On an annual basis, this increase will result in the payment of approximately $1 million in additional dividends, based on the current number of shares outstanding.

Expenditures for property, plant and equipment were $56.0 million in fiscal 2001, compared to $39.4 million in fiscal 2000. The increase primarily reflected the purchase of replacement aircraft and associated facilities and spending for the construction of a new broadcasting facility for WGCL-Atlanta. The broadcasting segment has commitments to spend approximately $12 million over the next fiscal year for the initial transition to digital technology at six stations. The company has no other material commitments for capital expenditures. Funds for capital expenditures are expected to be provided by cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for the foreseeable future.


Other Matters
-------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Meredith will be required to adopt this standard effective July 1, 2002, with an option to adopt effective July 1, 2001. The company has not yet determined its adoption date. Upon adoption, goodwill and certain intangible assets will no longer be amortized, but instead will be tested for impairment at least annually. In addition, the company will be required to reassess the useful lives and residual values of all intangible assets and make adjustments by the end of the first interim period after adoption. Goodwill and intangibles not subject to amortization will be reviewed for impairment upon adoption. Any transitional impairment losses resulting from this review will be measured as of the adoption date and will be recognized as the cumulative effect of a change in accounting principle in the first interim period.

At June 30, 2001, Meredith had unamortized goodwill of $240.8 million and unamortized identifiable intangible assets of $629.2 million. Amortization expense for the year ended June 30, 2001 included $7.8 million related to goodwill and $18.3 million related to identified intangible assets, a portion of which will no longer be amortized under SFAS No. 142. Because of the extensive effort needed to comply with SFAS No. 142, it is not practical to reasonably estimate the impact of the adoption of this standard on the financial statements of the company at the date of this report or to ascertain the amount of impairment losses, if any. The company will have one year following adoption to determine the amount of such impairment. Also upon adoption, comparable data will be presented for all prior periods.

          Quantitative and Qualitative Disclosures about Market Risk



Market Risk
-----------

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


Long-term Debt and Interest Rate Swap Contracts
-----------------------------------------------

At June 30, 2001, Meredith had outstanding $270 million in variable-rate long-term debt and $200 million in fixed-rate long-term debt. The company uses interest rate swap contracts to reduce exposure to interest rate fluctuations on its variable-rate debt. At June 30, 2001, the company had interest rate swap contracts that effectively converted a substantial portion of its variable-rate debt to fixed-rate debt. Thus changes in interest rates will have little impact on future interest expense related to this debt. Therefore, there is no material earnings or liquidity risk associated with the company's variable-rate debt and the related interest rate swap agreements. The fair market value of the variable-rate debt approximates the carrying amount due to the periodic resetting of interest rates. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a fair market value of ($4.1) million compared to the current fair market value of ($1.8) million at June 30, 2001.

There is no earnings or liquidity risk associated with the company's fixed rate debt. The fair market value of the debt, based on discounted cash flows using borrowing rates currently available for debt with similar terms and maturities, varies with changes in interest rates. A 10 percent decrease in interest rates would result in a fair market value of ($204.5) million compared to the current fair market value of ($198.8) million at June 30, 2001.


Broadcast Rights Payable
------------------------

The company enters into contracts for broadcast rights to air on its television stations. These contracts are generally on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. Generally, these rights are sold to the highest bidder in each market and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair market values are determined using discounted cash flows. At June 30, 2001, a 10 percent decrease in interest rates would result in a $1.2 million increase in the fair market value of the available and unavailable broadcast rights payable.

                  Financial Statements and Supplementary Data


Consolidated Balance Sheets
Meredith Corporation and Subsidiaries

Assets                                       June 30       2001          2000
-------------------------------------------------------------------------------
(In thousands)
Current assets:
  Cash and cash equivalents.........................  $   36,254    $   22,861
  Accounts receivable
    (net of allowances of $14,833 in 2001
    and $14,368 in 2000)............................     137,384       145,845
  Inventories.......................................      32,835        35,805
  Current portion of subscription acquisition costs.      43,237        44,606
  Current portion of broadcast rights...............      13,487        18,686
  Other current assets..............................      27,885        20,996
                                                      ----------    ----------
Total current assets................................     291,082       288,799

Property, plant and equipment:
  Land..............................................      19,084        12,772
  Buildings and improvements........................     110,824        98,554
  Machinery and equipment...........................     213,829       186,677
  Leasehold improvements............................       8,572         7,439
  Construction in progress..........................       9,763        15,976
                                                      ----------    ----------
Total property, plant and equipment.................     362,072       321,418
  Less accumulated depreciation.....................    (158,274)     (147,261)
                                                      ----------    ----------
Net property, plant and equipment...................     203,798       174,157

Subscription acquisition costs......................      31,947        37,349
Broadcast rights....................................       7,929        10,300
Other assets........................................      33,020        35,968
Goodwill and other intangibles
  (at original cost less accumulated amortization of
  $180,229 in 2001 and $164,157 in 2000)............     869,971       893,200
                                                      ----------    ----------
Total assets........................................  $1,437,747    $1,439,773
                                                      ==========    ==========













See accompanying Notes to Consolidated Financial Statements

Liabilities and Shareholders' Equity         June 30       2001          2000
-------------------------------------------------------------------------------
(In thousands except share data)
Current liabilities:
  Current portion of long-term debt.................  $   70,000    $   50,000
  Current portion of long-term broadcast
    rights payable..................................      18,600        22,666
  Accounts payable..................................      45,976        53,892
  Accruals:
    Compensation and benefits.......................      40,610        35,483
    Distribution expenses...........................      24,231        21,197
    Other taxes and expenses........................      40,292        37,489
                                                      ----------    ----------
    Total accruals..................................     105,133        94,169

  Current portion of unearned subscription revenues.     131,697       137,974
                                                      ----------    ----------
Total current liabilities...........................     371,406       358,701

Long-term debt......................................     400,000       455,000
Long-term broadcast rights payable .................      17,158        13,480
Unearned subscription revenues......................      89,605        96,811
Deferred income taxes...............................      59,245        48,260
Other noncurrent liabilities........................      52,425        45,012
                                                      ----------    ----------
Total liabilities...................................     989,839     1,017,264
                                                      ----------    ----------
Temporary equity:  Put option agreements
Common stock, no shares outstanding in 2001
  and 1,264,140 shares in 2000......................          --        42,665
                                                      ----------    ----------
Shareholders' equity:
  Series preferred stock, par value $1 per share
    Authorized 5,000,000 shares; none issued........          --            --
  Common stock, par value $1 per share
    Authorized 80,000,000 shares; issued and
    outstanding 39,247,701 shares in 2001
    (excluding 27,823,898 shares held in treasury)
    and 38,326,171 shares in 2000 (excluding
    29,050,052 shares held in treasury).............      39,248        38,326
  Class B stock, par value $1 per share,
    convertible to common stock
    Authorized 15,000,000 shares; issued and
    outstanding 10,544,174 shares in 2001 and
    10,882,845 shares in 2000.......................      10,544        10,883
  Retained earnings.................................     402,393       334,448
  Accumulated other comprehensive loss..............      (1,967)         (776)
  Unearned compensation.............................      (2,310)       (3,037)
                                                      ----------    ----------
Total shareholders' equity..........................     447,908       379,844
                                                      ----------    ----------
Total liabilities and shareholders' equity..........  $1,437,747    $1,439,773
                                                      ==========    ==========


See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Earnings
Meredith Corporation and Subsidiaries

Years ended June 30                         2001        2000        1999
--------------------------------------------------------------------------
(In thousands except per share data)
Revenues:
  Advertising........................  $  615,722  $  658,049  $  613,400
  Circulation........................     263,659     275,642     273,621
  All other..........................     173,832     163,474     149,101
                                       ----------  ----------  ----------
Total revenues.......................   1,053,213   1,097,165   1,036,122
                                       ----------  ----------  ----------
Operating costs and expenses:
  Production, distribution and edit..     462,441     455,647     429,848
  Selling, general & administrative..     387,268     404,736     391,104
  Depreciation and amortization......      51,572      52,349      44,083
  Nonrecurring items.................      25,308      23,096          --
                                       ----------  ----------  ----------
Total operating costs and expenses...     926,589     935,828     865,035
                                       ----------  ----------  ----------
Income from operations...............     126,624     161,337     171,087

  Gain from disposition..............      21,477          --       2,375
  Interest income....................       1,028       1,195         710
  Interest expense...................     (32,929)    (34,946)    (21,997)
                                       ----------  ----------  ----------
Earnings before income taxes.........     116,200     127,586     152,175

  Income taxes.......................      44,928      56,556      62,518
                                        ----------  ----------  ----------
Net earnings.........................  $   71,272  $   71,030  $   89,657
                                       ==========  ==========  ==========


Basic earnings per share.............  $     1.43  $     1.38  $     1.72
                                       ==========  ==========  ==========
Basic average shares outstanding.....      49,977      51,313      52,188
                                       ==========  ==========  ==========


Diluted earnings per share...........  $     1.39  $     1.35  $     1.67
                                       ==========  ==========  ==========
Diluted average shares outstanding...      51,354      52,774      53,761
                                       ==========  ==========  ==========










See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Meredith Corporation and Subsidiaries

Years ended June 30                                  2001      2000      1999
-------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
  Net earnings................................... $ 71,272  $ 71,030  $ 89,657

Adjustments to reconcile net earnings to
net cash provided by operating activities:
  Depreciation and amortization..................   51,572    52,349    44,083
  Amortization of broadcast rights...............   44,127    35,265    38,529
  Payments for broadcast rights..................  (37,451)  (40,225)  (33,601)
  Gain from disposition, net of taxes............  (13,101)       --    (1,425)
  Nonrecurring items, net of taxes...............   13,929    19,077        --
  Changes in assets and liabilities:
    Accounts receivable..........................    8,265    (7,694)      387
    Inventories..................................    2,735    (2,308)      900
    Supplies and prepayments.....................    2,252    (2,296)     (743)
    Subscription acquisition costs...............    4,531   (10,437)   11,433
    Accounts payable.............................   (7,916)   (1,126)   (7,273)
    Accruals.....................................    3,233    11,872     5,143
    Unearned subscription revenues...............   (9,997)    8,764   (11,571)
    Deferred income taxes........................    2,953    13,288     2,179
    Other noncurrent liabilities.................      574       457    (3,022)
                                                  --------  --------  --------
Net cash provided by operating activities........  136,978   148,016   134,676
                                                  --------  --------  --------
Cash flows from investing activities:
  Proceeds from dispositions.....................   20,150        --     9,922
  Acquisitions of businesses.....................       --        --  (372,186)
  Additions to property, plant and equipment.....  (55,967)  (39,403)  (25,691)
  Changes in investments and other...............   (2,837)   (6,856)    1,426
                                                  --------  --------  --------
Net cash (used) by investing activities..........  (38,654)  (46,259) (386,529)
                                                  --------  --------  --------
Cash flows from financing activities:
  Long-term debt incurred........................   50,000    25,000   400,000
  Repayment of long-term debt....................  (85,000)  (50,000)  (85,000)
  Debt acquisition costs.........................       --        --    (1,342)
  Proceeds from common stock issued..............    8,867     4,563     2,560
  Purchases of company stock.....................  (43,506)  (54,486)  (43,852)
  Dividends paid.................................  (16,482)  (15,892)  (15,129)
  Other..........................................    1,190       890       692
                                                  --------  --------  --------
Net cash (used) provided by financing activities.  (84,931)  (89,925)  257,929
                                                  --------  --------  --------
Net increase in cash and cash equivalents........   13,393    11,832     6,076
Cash and cash equivalents at beginning of year...   22,861    11,029     4,953
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 36,254  $ 22,861  $ 11,029
                                                  ========  ========  ========

Meredith Corporation and Subsidiaries

Years ended June 30                                  2001      2000      1999
-------------------------------------------------------------------------------
(In thousands)

Supplemental disclosures of cash flow information:
Cash paid
  Interest....................................... $ 32,675  $ 34,202  $ 15,394
                                                  ========  ========  ========
  Income taxes................................... $ 32,934  $ 36,595  $ 58,341
                                                  ========  ========  ========
Noncash transactions
  Broadcast rights financed by contracts payable. $ 37,063  $ 41,799  $ 36,171
                                                  ========  ========  ========
  Tax benefit related to stock options........... $  5,248  $  3,541  $  1,577
                                                  ========  ========  ========





































See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity
Meredith Corporation and Subsidiaries

                                                     Accum
                                   Add'l             Other     Unearned
                  Common  Class B Paid-in Retained   Comp.     Compensa-
(In thousands)     Stock   Stock  Capital Earnings  Inc(Loss)   tion     Total
-------------------------------------------------------------------------------
Balance at
 June 30, 1998   $40,996 $11,280      --  $301,201 $(1,177)  $(2,350) $349,950
-------------------------------------------------------------------------------
Comprehensive income:
  Net earnings....    --      --      --    89,657      --        --    89,657
  Other comprehen-
  sive income, net    --      --      --        --     552        --       552
                                                                        ------
Total comprehensive
  income..........                                                      90,209

Stock issued under
  various incentive
  plans, net of
  forfeitures.....    66      --   2,125        --      --      (664)    1,527
Purchases of
  company stock...(1,115)     (6) (3,702)  (39,029)     --        --   (43,852)
Reclassification
  of put option
  agreement.......  (937)     --      --   (24,147)     --        --   (25,084)
Conversion of
  class B to
  common stock....   210    (210)     --        --      --        --        --
Dividends paid,
  29 cents per
  share
   Common stock...    --      --      --   (11,893)     --        --   (11,893)
   Class B stock..    --      --      --    (3,236)     --        --    (3,236)
Restricted stock
  amortized to
  operations......    --      --      --        --      --       960       960
Tax benefit from
  incentive plans     --      --   1,577        --      --        --     1,577
-------------------------------------------------------------------------------
Balance at
 June 30, 1999   $39,220 $11,064      --  $312,553   $(625)  $(2,054) $360,158
-------------------------------------------------------------------------------










See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries

                                                     Accum
                                   Add'l             Other     Unearned
                  Common  Class B Paid-in Retained   Comp.     Compensa-
(In thousands)     Stock   Stock  Capital Earnings  Inc(Loss)   tion     Total
-------------------------------------------------------------------------------
Balance at
 June 30, 1999   $39,220 $11,064      --  $312,553   $(625)  $(2,054) $360,158
-------------------------------------------------------------------------------
Comprehensive income:
  Net earnings....    --      --      --    71,030      --        --    71,030
  Other comprehen-
  sive loss, net..    --      --      --        --    (151)       --      (151)
                                                                        ------
Total comprehensive
  income..........                                                      70,879

Stock issued under
  various incentive
  plans, net of
  forfeitures.....   374      --   5,771        --      --    (1,898)    4,247
Purchases of
  company stock...(1,706)    (14) (9,312)  (43,454)     --        --   (54,486)
Reclassification
  of put option
  agreement.......   271      --      --    10,211      --        --    10,482
Conversion of
  class B to
  common stock....   167    (167)     --        --      --        --        --
Dividends paid,
  31 cents per
  share
   Common stock...    --      --      --   (12,492)     --        --   (12,492)
   Class B stock..    --      --      --    (3,400)     --        --    (3,400)
Restricted stock
  amortized to
  operations......    --      --      --        --      --       915       915
Tax benefit from
  incentive plans     --      --   3,541        --      --        --     3,541
-------------------------------------------------------------------------------
Balance at
 June 30, 2000   $38,326 $10,883      --  $334,448   $(776)  $(3,037) $379,844
-------------------------------------------------------------------------------










See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries

                                                     Accum
                                   Add'l             Other     Unearned
                  Common  Class B Paid-in Retained   Comp.     Compensa-
(In thousands)     Stock   Stock  Capital Earnings  Inc(Loss)   tion     Total
-------------------------------------------------------------------------------
Balance at
 June 30, 2000   $38,326 $10,883      --  $334,448   $(776)  $(3,037) $379,844
-------------------------------------------------------------------------------
Comprehensive income:
  Net earnings....    --      --      --    71,272      --        --    71,272
  Other comprehen-
  sive loss, net..    --      --      --        --  (1,191)       --    (1,191)
                                                                        ------
Total comprehensive
  income..........                                                      70,081

Stock issued under
  various incentive
  plans, net of
  forfeitures.....   651      --   8,680        --      --      (484)    8,847
Purchases of
  company stock...(1,285)    (47)(13,928)  (28,246)     --        --   (43,506)
Reclassification
  of put option
  agreement....... 1,264      --      --    41,401      --        --    42,665
Conversion of
  class B to
  common stock....   292    (292)     --        --      --        --        --
Dividends paid,
  33 cents per
  share
   Common stock...    --      --      --   (12,957)     --        --   (12,957)
   Class B stock..    --      --      --    (3,525)     --        --    (3,525)
Restricted stock
  amortized to
  operations......    --      --      --        --      --     1,211     1,211
Tax benefit from
  incentive plans     --      --   5,248        --      --        --     5,248
-------------------------------------------------------------------------------
Balance at
 June 30, 2001   $39,248 $10,544      --  $402,393 $(1,967)  $(2,310) $447,908
-------------------------------------------------------------------------------










See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meredith Corporation and Subsidiaries



1. Organization and Summary of Significant Accounting Policies

a. Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. The company's principal businesses are magazine publishing and television broadcasting. Revenues of the publishing and broadcasting segments were 74 percent and 26 percent, respectively, of total revenues in fiscal 2001. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. The publishing segment also included the residential real estate franchising operations until their sale in July 1998. Better Homes and Gardens is the most significant trademark to the publishing segment and is used extensively in its operations. The company's television broadcasting operations include 12 network-affiliated television stations. Meredith's operations are diversified geographically within the United States, and the company has a broad customer base.

Advertising and magazine circulation revenues accounted for 58 percent and 25 percent, respectively, of the company's revenues in fiscal 2001. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for the company's products. National and local economic conditions largely affect the overall industry levels of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.

b. Principles of consolidation

The consolidated financial statements include the accounts of Meredith Corporation and its majority-owned subsidiaries. There are no significant intercompany transactions.

c. Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

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

f. Subscription acquisition costs

Subscription acquisition costs primarily represent magazine direct-mail agency commissions. These costs are deferred and amortized over the related subscription term, typically one or two years.

g. Property, plant and equipment

Property, plant and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: five to 45 years for buildings and improvements, and three to 20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant and equipment was $25.5 million in fiscal 2001 ($23.7 million in fiscal 2000 and $21.4 million in fiscal 1999).

h. Broadcast rights

Broadcast rights and the liabilities for future payments are reflected in the Consolidated Financial Statements when programs become available for broadcast. These rights are valued at the lower of cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Amortization of these rights is included in production, distribution and editorial expenses. Reductions in unamortized costs to net realizable value are typically included in amortization of broadcast rights in the accompanying Consolidated Financial Statements. Fiscal 2001 results included expense of $9.9 million for such reductions in unamortized costs ($1.0 million in fiscal 2000 and $5.2 million in fiscal 1999).

i. Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of net tangible assets acquired in the purchases of businesses. The values of identifiable intangibles have been determined by independent appraisals. The unamortized portion of intangible assets consisted of the following:

June 30                                                2001        2000
-------------------------------------------------------------------------
(In thousands)

Federal Communications Commission (FCC) licenses..   $417,434   $428,909
Goodwill..........................................    240,768    248,799
Television network affiliation agreements.........    196,217    202,313
Other.............................................     15,552     13,179
                                                     --------   --------
Goodwill and other intangibles....................   $869,971   $893,200
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

j. Derivative financial instruments

Meredith adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," including subsequent amendments, as required on July 1, 2000. The adoption resulted in a $1.1 million reduction in comprehensive income in fiscal 2001.

The company's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. All interest rate swap contracts are considered to be cash flow hedges against changes in the amount of future interest payments on the company's variable-rate debt obligations. Accordingly, the fair market value of the interest rate swap contracts is in "Accrued taxes and expenses" and "Other noncurrent liabilities" in the Consolidated Balance Sheet. The related unrealized gains (losses) on these contracts are recorded in shareholders' equity as a component of other comprehensive income, net of tax, and then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. The net effect of this accounting on the company's operating results is that interest expense on the portion of the variable-rate debt being hedged is generally recorded based on fixed interest rates.

The fair market value of put options outstanding was reclassified from shareholders' equity to the temporary equity classification entitled, "Put option agreements." Adjustments to the fair market value resulting from changes in the stock price of the company's common shares resulted in adjustments between equity and temporary equity, with no effect on earnings. The put options expired in July 2000 and the fair market value was reclassified into shareholders' equity.

k. Revenues

Revenues are recognized only when realized or realizable and earned, in accordance with accounting principles generally accepted in the United States of America. Advertising revenues are recognized, net of agency commissions, when the underlying advertisements are published, defined as the issue's on-sale date, or aired by the broadcasting stations. Magazine advertising revenues totaled $352.5 million in fiscal 2001 ($387.1 million in fiscal 2000 and $360.7 million in fiscal 1999). Broadcasting advertising revenues were $263.3 million in fiscal 2001 ($271.0 million in fiscal 2000 and $252.7 million in fiscal 1999). Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers. Revenues from magazine and book retail sales are recognized upon delivery, net of provisions for anticipated returns. The company bases its estimates for returns on historical experience and has not experienced significant fluctuations between estimated and actual return experience. Revenues from integrated marketing and other custom programs are recognized when the products are delivered.

l. Advertising expenses

Total advertising expenses included in the Consolidated Statements of Earnings were $68.2 million in fiscal 2001 ($81.7 million in fiscal 2000 and $76.2 million in fiscal 1999). The majority of the company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. These costs are expensed as incurred.

m. Stock-based compensation

The company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

n. Income taxes

The company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of these temporary differences.

o. Earnings per share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding and the issuance of other stock equivalents. The following table presents the calculations of earnings per share:

Years ended June 30                         2001        2000        1999
-------------------------------------------------------------------------
(In thousands except per share)

Net earnings..........................    $71,272     $71,030     $89,657
                                          =======     =======     =======

Basic average shares outstanding......     49,977      51,313      52,188
Dilutive effect of stock options
  and equivalents.....................      1,377       1,461       1,573
                                          -------     -------     -------
Diluted average shares outstanding....     51,354      52,774      53,761
                                          =======     =======     =======

Basic earnings per share..............    $  1.43     $  1.38     $  1.72
                                          =======     =======     =======
Diluted earnings per share............    $  1.39     $  1.35     $  1.67
                                          =======     =======     =======

Antidilutive options excluded from the above calculations totaled 560,000 options at June 30, 2001 (with a weighted average exercise price of $40.41), 2,229,000 options at June 30, 2000 (with a weighted average exercise price of $34.12) and 705,000 options at June 30, 1999 (with a weighted average exercise price of $40.11).

p. Other

Certain prior-year financial information has been reclassified or restated to conform to the fiscal 2001 financial statement presentation.



2.  Nonrecurring Items

In response to a weakening economy and a widespread advertising downturn in fiscal 2001, Meredith took steps to reduce the number of employees through a one-time, special voluntary early retirement program and additional selective workforce reductions through attrition, realignments and job eliminations. In addition, the company wrote off certain Internet investments. These actions were the primary factors in a fiscal 2001 fourth-quarter nonrecurring charge of $25.3 million ($15.4 million after-tax), or 30 cents per share. Details of the nonrecurring charge follow:

                              Fiscal 2001       Balance              6-30-2001
                             Nonrecurring         Sheet       Cash     Accrual
Description                        Charge   Adjustments   Payments     Balance
----------------------          ---------    ---------   ---------   ---------
(In thousands)
Personnel costs...............   $ 18,362     $ (1,627)   $ (1,019)   $ 15,716
Asset write-downs & other.....      8,204       (8,159)        (45)         --
Reversal of excess accruals...     (1,258)       1,258          --          --
                                ---------    ---------   ---------   ---------
Total.........................   $ 25,308     $ (8,528)   $ (1,064)   $ 15,716
                                =========    =========   =========   =========

Personnel costs represent expenses for retirement benefits, severance and outplacement charges related to the early retirement and involuntary termination of employees. A total of 155 positions were eliminated through early retirements and job eliminations during the fiscal year ended June 30, 2001. The company plans to eliminate another 50 to 75 positions by December 31, 2001. The majority of personnel costs are expected to be paid out over the next 15 months; however, the payment of certain early retirement benefit costs will extend up to seven years.

The asset write-downs consisted of the write-off of $6.0 million in investments in Internet-related alliances and $2.2 million for other charges. Meredith has ended its business relationships with two small Internet companies and a review of the fair value of Meredith's investments in the two businesses resulted in the write-off of these investments. Based on financial information provided by the companies, management believed both investments were worthless. Other charges consisted primarily of costs associated with the decision to discontinue certain publishing operations. Operations involved included Family Money magazine, Mature Outlook magazine, the Shop Online 1-2-3 supplement, and the Better Homes and Gardens television show. Charges reflect the write-off of the net assets of these businesses that could not be used by other publishing operations.

The amount of the nonrecurring charge recorded in fiscal 2001 was reduced by $1.3 million for the reversal of certain accruals remaining from the fiscal 2000 nonrecurring charge. The following includes further explanation of these reversals.

In March 2000, Meredith announced several major strategic initiatives. They included the creation of a new business group - Interactive and Integrated Marketing - expansion and acceleration of Internet-related efforts on a company-wide basis, implementation of initiatives designed to grow the profit contribution of circulation activities and closing certain operations that no longer fit the company's business objectives.

These initiatives contributed to a fiscal 2000 nonrecurring charge of $23.1 million ($19.1 million after-tax), or 36 cents per share for asset write-downs ($16.8 million), contractual obligations ($3.8 million) and personnel costs ($2.5 million). The asset write-downs primarily included the write-off of goodwill and other intangibles allocated to Cross Stitch & Needlework magazine, which was part of the acquisition of Craftways Corporation in 1988. The company still operates other businesses acquired in the acquisition. Goodwill and intangibles associated with American Park Network, which the company had decided to no longer publish, were also written off. In addition, the asset write-downs included the write-off of deferred subscription acquisition costs and prepaid editorial costs associated with the discontinued magazines. Net accounts receivable of the discontinued titles were expected to be collected. Other tangible assets associated with the discontinued titles, such as paper inventories and office equipment, were redeployed in other magazines.

The fiscal 2000 nonrecurring charge of $23.1 million resulted in noncash balance sheet adjustments of $18.5 million and cash payments of $1.4 million in fiscal 2000, leaving an accrual balance of $3.2 million at June 30, 2000. Details of the activity in the accrual account since that date follow:

                             6-30-2000                            6-30-2001
                              Accrual        Cash       Other      Accrual
Description                   Balance     Payments   Adjustments   Balance
----------------------      ---------    ---------    ---------    -------
(In thousands)
Contractual obligations....   $ 2,116     $   (192)    $ (1,135)    $  789
Personnel costs............     1,109         (890)        (123)        96
                            ---------    ---------    ---------    -------
Total before tax benefit...  $  3,225     $ (1,082)    $ (1,258)    $  885
                            =========    =========    =========    =======

Accrued contractual obligations represented costs associated with the decision to exit certain publishing operations. A review of the accrual balances at June 30, 2001 resulted in the reversal of $1.1 million in accruals no longer needed. These reversals resulted from the company's ability to exit certain operations at a lower cost than originally expected. The reversals reduced the amount of the nonrecurring charge recorded in fiscal 2001. The remaining accrual represents the estimated cost of fulfilling contractual obligations in case of third-party default.

Accrued personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of 29 employees as a result of magazine closings and other restructuring efforts. A portion of the accrual relating to contingent payments was deemed no longer necessary and was reversed. As of June 30, 2001, all of these employees had left the company. Remaining personnel costs are expected to be paid out over the next three months from internally generated cash flows.

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

Pro forma results of operations as if this acquisition had occurred at the beginning of each period presented are as follows:

Years ended June 30                           1999           1998
--------------------------------------------------------------------
(In thousands except per share)

Total revenues........................    $1,057,280     $1,044,227
                                          ==========     ==========
Net earnings..........................    $   81,151     $   69,675
                                          ==========     ==========
Basic earnings per share..............    $     1.55     $     1.32
                                          ==========     ==========
Diluted earnings per share............    $     1.51     $     1.28
                                          ==========     ==========

This acquisition was accounted for as an asset purchase, and accordingly, the operations of the acquired property have been included in the company's consolidated operating results from the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. This purchase price allocation included the following intangibles: FCC license of $185.0 million, network affiliation agreement of $70.0 million, and goodwill of $107.5 million. These intangibles are being amortized over 40 years. The acquisition also included property, plant and equipment, along with broadcast program rights and the related payables. (See Note 5 for information on the debt incurred to finance these acquisitions.)

In May 2001, Meredith sold Golf for Women magazine to The Golf Digest Companies, a subsidiary of Advance Magazine Publishers, Inc. The sale resulted in a gain of $21.5 million ($13.1 million after-tax), or 26 cents per share.
In addition, Meredith sold the assets of American Park Network in fiscal 2001. The resulting gain was not material.

Effective July 1, 1998, the company sold the net assets of the Better Homes and Gardens Real Estate Service to GMAC Home Services, Inc., a subsidiary of GMAC Financial Services. Fiscal 1999 earnings include an after-tax gain of $1.4 million, or 3 cents per diluted share, from the sale, which closed on July 27, 1998.


4. Inventories

Inventories consist of paper stock, books and editorial content. Of net inventory values shown, approximate portions determined using the LIFO method were 31 percent at June 30, 2001, and 39 percent at June 30, 2000. LIFO inventory (income) expense included in the Consolidated Statements of Earnings was ($1.1) million in fiscal 2001, $2.4 million in fiscal 2000 and ($2.0) million in fiscal 1999.

June 30                                                2001         2000
--------------------------------------------------------------------------
(In thousands)

Raw materials.....................................   $ 13,480    $ 18,533
Work in process...................................     20,830      19,980
Finished goods....................................      6,477       6,360
                                                     --------    --------
                                                       40,787      44,873
Reserve for LIFO cost valuation...................     (7,952)     (9,068)
                                                     --------    --------
Inventories.......................................   $ 32,835    $ 35,805
                                                     ========    ========


5. Long-term Debt

At June 30, 2001, the company had $270.0 million in long-term debt outstanding under two variable rate unsecured credit agreements. Interest rates are based on applicable margins plus, at the company's option, either LIBOR or the higher of the overnight federal funds rate plus 0.5 percent or the bank's prime rate. In addition, at June 30, 2001, the company had $200.0 million outstanding in fixed-rate unsecured senior notes issued to five insurance companies. A summary of long-term debt outstanding follows:

June 30                                                 2001        2000
--------------------------------------------------------------------------
(In thousands)

Variable-rate credit facilities:
   Amortizing term loan of $210 million
     due 5/31/2002................................   $     --    $ 85,000
   Amortizing term loan of $200 million
     due 5/1/2004.................................    200,000     200,000
   Revolving credit facility of $150 million
     due 5/31/2002................................     70,000      20,000

Private placement notes:
   6.51% senior notes, due 3/1/2005...............     75,000      75,000
   6.57% senior notes, due 9/1/2005...............     50,000      50,000
   6.65% senior notes, due 3/1/2006...............     75,000      75,000
                                                     --------    --------
Total long-term debt..............................    470,000     505,000
Current portion of long-term debt.................    (70,000)    (50,000)
                                                     --------    --------
Long-term debt ...................................   $400,000    $455,000
                                                     ========    ========

Principal payments on the debt due in succeeding fiscal years are:

                    Years ended June 30
                    ------------------------------------
                    (In thousands)

                    2002.....................   $ 70,000
                    2003.....................    100,000
                    2004.....................    100,000
                    2005.....................     75,000
                    2006.....................    125,000
                                                --------
                    Total long-term debt.....   $470,000
                                                ========

The debt agreements include certain financial covenants related to debt levels and coverage ratios. As of June 30, 2001, the company was in compliance with all debt covenants.

The weighted-average interest rate on debt outstanding at June 30, 2001, was approximately 6.3 percent.

Interest expense related to long-term debt totaled $32.1 million (excluding $0.2 million in capitalized interest) in fiscal 2001, $34.8 million (excluding $0.4 million in capitalized interest) in fiscal 2000, and $21.5 million in fiscal 1999.

At June 30, 2001, Meredith had available credit totaling $87.0 million, including $80.0 million under a revolving credit facility.


6. Derivative Financial Instruments

The company's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Interest rate swap contracts are used to effectively convert a significant portion of the company's variable interest rate debt to fixed interest rate debt. Under an interest rate swap contract, Meredith agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Meredith is exposed to credit-related losses in the event of nonperformance by counterparties to the swap contracts. This risk is minimized by entering into contracts with large, stable financial institutions.

At June 30, 2001, Meredith had interest rate swap contracts to pay fixed rates of interest (average 5.5 percent) and receive variable rates of interest (average three-month LIBOR rate of 3.7 percent) on $206 million notional amount of indebtedness. This resulted in 76 percent of Meredith's underlying variable-rate debt being subject to fixed interest rates. The average notional amount of indebtedness outstanding under the contracts is $195 million in fiscal 2002, $166 million in fiscal 2003 and $132 million in fiscal 2004.
These contracts expire in May 2002 or June 2004.

The fair market value of the interest rate swap contracts was a liability of $1.8 million at June 30, 2001. Assuming no change in interest rates, the estimated amount of the loss expected to be reclassified into earnings over the next 12 months is $1.6 million. The net gain or loss on the ineffective portion of these interest rate swap contracts was not material in any period.


7. Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments are as follows:

June 30                              2001                     2000
--------------------------------------------------------------------------
                             Carrying    Fair         Carrying    Fair
                              Amount     Value         Amount     Value
--------------------------------------------------------------------------
(In thousands)

Assets (Liabilities):
  Broadcast rights payable.  $ (35,758) $ (33,184)   $ (36,146) $ (33,979)
                             =========  =========    =========  =========
  Long-term debt...........  $(470,000) $(468,823)   $(505,000) $(490,088)
                             =========  =========    =========  =========
  Interest rate swaps......  $  (1,779) $  (1,779)   $     --   $   4,069
                             =========  =========    =========  =========

Fair values were determined as follows:

    Broadcast rights payable: Present value of future cash flows discounted at the company's current borrowing rate.

    Long-term debt: Present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

    Interest rate swaps: Estimated amount the company would pay or receive to terminate the swap contracts. Interest rate swap contracts are recorded at fair market value in the Consolidated Balance Sheet at June 30, 2001, reflecting the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

The carrying amounts reported on the Consolidated Balance Sheets at June 30, 2001 and 2000, for all other financial instruments, including the put option agreements classified as temporary equity, approximate their respective fair values due to the short-term nature of these instruments. Fair value estimates are made at a specific point in time based on relevant market and financial instrument information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

8. Income Taxes

Income tax expense consists of:

Years ended June 30                             2001        2000        1999
-----------------------------------------------------------------------------
(In thousands)

 Currently payable:
  Federal..................................   $35,288     $36,348     $50,880
  State....................................     6,687       6,920       9,459
                                              -------     -------     -------
                                               41,975      43,268      60,339
                                              -------     -------     -------
 Deferred:
  Federal..................................     2,492      11,215       1,765
  State....................................       461       2,073         414
                                              -------     -------     -------
                                                2,953      13,288       2,179
                                              -------     -------     -------
Income taxes...............................   $44,928     $56,556     $62,518
                                              =======     =======     =======

The differences between the effective tax rates and the statutory U.S. federal income tax rate are as follows:

Years ended June 30                              2001       2000       1999
----------------------------------------------------------------------------
U.S. statutory tax rate.......................   35.0%      35.0%      35.0%
State income taxes,
 less federal income tax benefits.............    4.0        4.0        4.2
Nonrecurring goodwill write-downs.............     --        3.5         --
Goodwill amortization.........................    0.8        1.1        0.9
Other.........................................   (1.1)       0.7        1.0
                                                 -----      -----      -----
Effective income tax rate ....................   38.7%      44.3%      41.1%
                                                 =====      =====      =====

The current portions of deferred tax assets and liabilities are included in "Other current assets" in the Consolidated Balance Sheets. The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities are as follows:

June 30                                                 2001        2000
--------------------------------------------------------------------------
(In thousands)

Deferred tax assets:
  Accounts receivable allowances
    and return reserves...........................   $ 14,734    $ 15,012
  Compensation and benefits.......................     26,618      22,235
  Expenses deductible for taxes in
    different years than accrued..................     18,116      17,251
  All other assets................................      1,652         689
                                                     --------    --------
Total deferred tax assets.........................     61,120      55,187
                                                     --------    --------

Deferred tax liabilities:
  Subscription acquisition costs..................     25,936      27,518
  Accumulated depreciation and amortization.......     60,659      47,267
  Gains from dispositions.........................      6,516       6,979
  Carrying value of accounts receivable...........      2,968       6,010
  Expenses deductible for taxes in
    different years than accrued..................      5,006       4,544
  All other liabilities...........................         18         639
                                                     --------    --------
Total deferred tax liabilities....................    101,103      92,957
                                                     --------    --------
Net deferred tax liability........................   $ 39,983    $ 37,770
                                                     ========    ========


9. Pension and Postretirement Benefit Plans

Savings and Investment Plan
---------------------------
The company maintains a 401(k) Savings and Investment Plan which permits eligible employees to contribute funds on a pre-tax basis. As of April 1, 2001, the plan allows employee contributions of up to 15 percent of eligible compensation. Previously, the plan allowed employee contributions of up to 12 percent of eligible compensation. The company matches 100 percent of the first 3 percent and 50 percent of the next 2 percent of employee contributions.

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the company's common stock. Company contribution expense under this plan totaled $4.6 million in fiscal 2001, $4.5 million in fiscal 2000, and $4.3 million in fiscal 1999.

Pension and Postretirement Plans
--------------------------------
The company has noncontributory pension plans covering substantially all employees. Assets held in the plans are primarily a mix of noncompany equity and debt securities. Plan assets include 180,000 shares of Meredith Corporation common stock with a fair value of $6.3 million at March 31, 2001, the plans' measurement date. The company also sponsors defined health care and life insurance plans that provide benefits to eligible retirees.

The following table presents changes in, and components of, the company's net assets/liabilities for pension and other postretirement benefits:

                                          ----Pension----   --Postretirement--
June 30                                   2001      2000      2001      2000
------------------------------------------------------------------------------
(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year.. $ 63,613  $ 62,158  $ 13,876  $ 14,078
Service cost...........................    4,555     4,426       671       665
Interest cost..........................    4,940     4,314     1,082       993
Participant contributions..............       --        --       252       224
Plan amendments........................    4,995        --        --        --
Actuarial loss (gain)..................    1,871    (3,290)    1,591      (935)
Special termination benefits...........       42        --     1,531        --
Benefits paid (including lump sums)....   (7,432)   (3,995)   (1,152)   (1,149)
                                        --------  --------  --------  --------
Benefit obligation, end of year........ $ 72,584  $ 63,613  $ 17,851  $ 13,876
                                        ========  ========  ========  ========
Change in plan assets:
Fair value of plan assets,
  beginning of year.................... $ 79,966  $ 70,171  $    518  $    934
Actual return on plan assets...........  (10,385)   13,228       (81)      113
Employer contributions.................    1,589       562       506       396
Participant contributions..............       --        --       252       224
Benefits paid (including lump sums)....   (7,432)   (3,995)   (1,152)   (1,149)
                                        --------  --------  --------  --------
Fair value of plan assets, end of year. $ 63,738  $ 79,966  $     43  $    518
                                        ========  ========  ========  ========

Funded status, end of year............. $ (8,846) $ 16,353  $(17,808) $(13,358)
Unrecognized actuarial loss (gain).....   (3,633)  (23,816)      187    (1,279)
Unrecognized prior service cost........    6,232     1,670    (2,045)   (2,244)
Unrecognized net transition obligation.      747     1,104        --        --
Contributions between measurement date
   and fiscal year end.................       17        17       247        --
                                        --------  --------  --------  --------
Net recognized amount, end of year..... $ (5,483) $ (4,672) $(19,419) $(16,881)
                                        ========  ========  ========  ========

Consolidated Balance Sheets:
Prepaid benefit cost................... $  3,091  $  3,672  $     --  $     --
Accrued benefit liability..............   (8,574)   (8,344)  (19,419)  (16,881)
Additional minimum liability...........   (4,981)   (1,876)       --        --
Intangible asset.......................    4,762     1,642        --        --
Accumulated other comprehensive loss...      219       234        --        --
                                        --------  --------  --------  --------
Net recognized amount, end of year..... $ (5,483) $ (4,672) $(19,419) $(16,881)
                                        ========  ========  ========  ========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $16.5 million, $13.7 million and $0.1 million, respectively, as of June 30, 2001, and $10.9 million, $9.1 million and $0.2 million, respectively, as of June 30, 2000.

Benefit obligations were determined using the following weighted-average assumptions:
                                          ----Pension----   --Postretirement--
June 30                                    2001      2000      2001      2000
------------------------------------------------------------------------------
(In thousands)

Weighted-average assumptions:

Discount rate..........................   7.25%     7.75%     7.25%     7.75%
                                         ======    ======    ======    ======
Expected return on plan assets.........   8.25%     8.25%     8.25%     8.25%
                                         ======    ======    ======    ======
Rate of compensation increase..........   5.00%     5.00%     5.00%     5.00%
                                         ======    ======    ======    ======

The rate of increase in health care cost levels used in measuring the postretirement benefit obligation was 7 percent for employees under age 65, decreasing to 5.75 percent in 2003 and thereafter. For employees age 65 and older, the rate of increase used was 5.75 percent.

Assumed rates of increase in health care cost levels have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                               One-Percentage-  One-Percentage-
Year ended June 30, 2001                       Point Increase   Point Decrease
-------------------------------------------------------------------------------
(In thousands)

Effect on service and interest cost components..    $  129          $ (110)
                                                    ======          ======
Effect on postretirement benefit obligation.....    $  828          $ (730)
                                                    ======          ======

The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:

                             --------Pension-------     ----Postretirement----
Years ended June 30          2001     2000     1999     2001     2000     1999
------------------------------------------------------------------------------
(In thousands)
Components of net periodic
  benefit cost:
Service cost.............  $4,555   $4,426   $4,204   $  671   $  665   $  679
Interest cost............   4,940    4,314    4,789    1,082      993    1,041
Expected return
  on plan assets.........  (6,333)  (5,470)  (6,554)     (41)     (75)    (101)
Prior service
  cost amortization......     434      434      434     (200)    (200)    (200)
Actuarial loss (gain)
  amortization...........  (1,445)    (611)  (1,454)      --       --       --
Transition amount
  amortization...........     356      356      356       --       --       --
Settlement gain..........    (149)      --   (3,624)      --       --       --
                           ------   ------   ------   ------   ------   ------
Net periodic benefit
  expense (income).......  $2,358   $3,449  $(1,849)  $1,512   $1,383   $1,419
                           ======   ======   ======   ======   ======   ======

Meredith offered a voluntary early retirement option to all employees meeting specified age and years of service criteria during the fourth quarter of fiscal 2001. The offer included enhanced pension and postretirement benefits. The effect of these special termination benefits was an increase in the projected benefit obligation of the pension plans of $0.1 million and an increase in the accumulated benefit obligation of the postretirement plan of $1.5 million. The associated expense was included in the nonrecurring charge.


10.  Capital Stock

The company has two classes of common stock outstanding: common and class B. Holders of both classes of common stock receive equal dividends per share. Class B stock, which has 10 votes per share, is not transferable as class B stock except to family members of the holder or certain other related entities. At any time, class B stock is convertible, share for share, into common stock with one vote per share. Class B stock transferred to persons or entities not entitled to receive it as class B stock will automatically be converted and issued as common stock to the transferee. The principal market for trading the company's common stock is the New York Stock Exchange (trading symbol MDP). No separate public trading market for the company's class B stock exists.

From time to time, the company's Board of Directors has authorized the repurchase of shares of the company's common stock on the open market.

Repurchases under these authorizations were as follows:

Years ended June 30                       2001      2000      1999
-------------------------------------------------------------------
(In thousands)

Number of shares......................    1,332     1,720     1,121
                                        =======   =======   =======
Cost at market value..................  $43,506   $54,486   $43,852
                                        =======   =======   =======

As of June 30, 2001, approximately 2.5 million shares could be repurchased under existing authorizations by the Board of Directors.

Meredith Corporation entered into two put option agreements with certain trusts of the Bohen family, nonaffiliate descendants of the company's founder, effective August 1, 1998, to repurchase up to 1.6 million common shares over the next 24 months. An aggregate of 348,000 shares were repurchased under these agreements. The remainder of the put options expired on July 31, 2000. While the agreements were in effect, the market value of the shares subject to put option agreements was reclassified from shareholders' equity to the temporary equity classification entitled, "Put option agreements."


11. Common Stock and Stock Option Plans

Restricted Stock and Stock Equivalent Plans
-------------------------------------------
The company has awarded common stock and/or common stock equivalents to eligible key employees under a stock incentive plan and to nonemployee directors under restricted stock and stock equivalent plans. All plans have restriction periods tied primarily to employment and/or service. In addition, certain awards are granted based on specified levels of company stock ownership. The awards are recorded at market value on the date of the grant as unearned compensation. The initial values of the grants are amortized over the restriction periods, net of forfeitures.

The number of stock units and annual expense information follows:

Years ended June 30                             2001      2000      1999
------------------------------------------------------------------------
(In thousands except per share)

Number of stock units awarded................     33        64        18
                                              ======    ======    ======
Average market price of stock units awarded.. $32.03    $36.25    $37.53
                                              ======    ======    ======
Stock units outstanding......................    197       201       228
                                              ======    ======    ======
Annual expense, net.......................... $1,211    $  915    $  960
                                              ======    ======    ======

Stock Option Plans
------------------
Under the company's stock incentive plan, nonqualified stock options may be granted to certain employees to purchase shares of common stock at prices not less than market prices at the dates of grants. All options granted under these plans expire at the end of 10 years. Most of these option grants vest one-third each year over a three-year period. Others have cliff vesting after either three- or five-year periods. Certain options granted in August 1997 and August 2000 were tied to attaining specified earnings per share and return on equity goals for the subsequent three-year periods. Attaining these goals will result in the acceleration of vesting for all, or a portion, of the options to three years from the date of grant. The goals established for the August 1997 options were met and, therefore, the options became fully vested in August 2000. If the goals established for the August 2000 options are not met, the options will vest eight years from the date of grant, subject to certain tenure qualifications.

The company also has a nonqualified stock option plan for nonemployee directors. Options vest either 40, 30, and 30 percent in each successive year or one-third each year over a three-year period. No options can be issued under this plan after July 31, 2003, and options expire 10 years after issuance.

A summary of stock option activity and weighted average exercise prices follows:

Years ended June 30              2001              2000              1999
---------------------      ----------------  ----------------  ----------------
                                   Exercise          Exercise          Exercise
                           Options  Price    Options  Price    Options  Price
-------------------------------------------------------------------------------
(Options in thousands)
Outstanding,
  beginning of year.......  6,125   $22.57    5,783   $20.79    5,328   $18.63

Granted at market price...  1,155   $28.55      859   $33.07      593   $40.82

Exercised.................   (610)  $13.39     (319)  $11.50      (87)  $17.94

Forfeited.................   (350)  $28.71     (198)  $34.06      (51)  $32.12
                            -----             -----             -----
Outstanding, end of year..  6,320   $24.21    6,125   $22.57    5,783   $20.79
                            =====   ======    =====   ======    =====   ======

Exercisable, end of year..  3,817   $20.86    3,593   $16.82    3,474   $14.53
                            =====   ======    =====   ======    =====   ======
Fair value of options
granted:
  At market price.........          $10.98            $11.59            $13.43
                                    ======            ======            ======

A summary of stock options outstanding and exercisable as of June 30, 2001, follows:

                               Options outstanding      Options exercisable
                            ------------------------   ---------------------
                               Weighted     Weighted                Weighted
                                average     average                 average
   Range of        Number      remaining    exercise     Number     exercise
exercise prices  outstanding  life (years)   price     exercisable   price
----------------------------------------------------------------------------
(Options in thousands)

$ 6.61 - $11.56     1,323        2.51       $ 10.25       1,323     $ 10.25
$11.67 - $20.94     1,289        4.61       $ 18.66       1,119     $ 18.40
$21.09 - $28.06     1,389        7.70       $ 26.85          42     $ 25.84
$28.44 - $33.16     1,617        7.07       $ 31.16         927     $ 30.48
$34.78 - $42.88       702        7.34       $ 39.48         406     $ 39.71
                    -----                                 -----
                    6,320        5.78       $ 24.21       3,817     $ 20.86
                    =====       =====       =======       =====     =======

The maximum number of shares reserved for use in all company restricted stock, stock equivalent and stock incentive plans totals approximately 13.1 million. The total number of restricted and equivalent stock shares and stock options that have been awarded under these plans as of June 30, 2001, is approximately
8.8 million.  No stock options have expired to date.

The company accounts for stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and therefore no compensation cost related to options has been recognized in the Consolidated Statements of Earnings. Had compensation cost for the company's stock-based compensation plans been determined consistent with the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net earnings and earnings per share would have been as follows:

Years ended June 30                           2001      2000      1999
-----------------------------------------------------------------------
(In thousands except per share)

Net earnings as reported.................   $71,272   $71,030   $89,657
                                            =======   =======   =======
Pro forma net earnings...................   $66,331   $65,811   $84,692
                                            =======   =======   =======
Basic earnings per share as reported.....     $1.43     $1.38     $1.72
                                            =======   =======   =======
Pro forma basic earnings per share.......     $1.33     $1.28     $1.62
                                            =======   =======   =======
Diluted earnings per share as reported...     $1.39     $1.35     $1.67
                                            =======   =======   =======
Pro forma diluted earnings per share.....     $1.29     $1.24     $1.57
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

Years ended June 30                           2001      2000      1999
-------------------------------------------------------------------------

Risk-free interest rate..............         5.20%     6.23%     5.91%
                                             ======    ======    ======
Expected dividend yield..............         0.75%     0.75%     0.75%
                                             ======    ======    ======
Expected option life.................         7.3 yrs   6.5 yrs   6.3 yrs
                                             ======    ======    ======
Expected stock price volatility......        23.00%    22.00%    21.00%
                                             ======    ======    ======


12. Commitments and Contingent Liabilities

The company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $8.7 million in 2001 ($7.1 million in 2000 and $6.0 million in 1999). Minimum rental commitments at June 30, 2001, under all noncancellable operating leases due in succeeding fiscal years are:

                    Years ended June 30
                    ----------------------------------
                    (In thousands)

                    2002..................... $ 5,891
                    2003.....................   5,774
                    2004.....................   5,845
                    2005.....................   5,887
                    2006.....................   5,669
                    Later years..............  33,462
                                              -------
                    Total amounts payable.... $62,528
                                              =======

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The company has recorded commitments for broadcast rights payable in future fiscal years. The company also is obligated to make payments under contracts for broadcast rights not currently available for use, and therefore not included in the Consolidated Financial Statements, in the amount of $91.6 million at June 30, 2001 ($86.5 million at June 30, 2000). The fair values of these commitments for unavailable broadcast rights were $80.7 million and $73.0 million at June 30, 2001 and 2000, respectively.

 The broadcast rights payments due in succeeding fiscal years are:

                                      Recorded    Unavailable
            Years ended June 30      Commitments     Rights
            -------------------------------------------------
            (In thousands)

            2002....................   $ 18,600     $ 18,774
            2003....................     11,076       27,134
            2004....................      4,197       26,027
            2005....................      1,478       15,869
            2006....................        407        3,304
            Later years.............         --          478
                                       --------     --------
            Total amounts payable...   $ 35,758     $ 91,586
                                       ========     ========


The broadcasting segment expects to spend approximately $12 million over the next fiscal year for the initial transition to digital technology.

The company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the company's earnings, financial position or liquidity.

13. Other Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net earnings as well as items of other comprehensive income.

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:


                            Foreign      Minimum                Accumulated
                            Currency     Pension      Interest  Other
                            Translation  Liability    Rate      Comprehensive
                            Adjustments  Adjustments  Swaps     Income (Loss)
-----------------------------------------------------------------------------
(In thousands)
-----------------------------------------------------------------------------
Balance at June 30, 1998....  $  (833)    $  (344)         --     $(1,177)
-----------------------------------------------------------------------------
Current-year adjustments,
  pre-tax...................      754         164          --         918
Tax expense.................     (301)        (65)         --        (366)
                              -------     -------     -------     -------
Other comprehensive income..      453          99          --         552
-----------------------------------------------------------------------------
Balance at June 30, 1999....  $  (380)    $  (245)         --     $  (625)
-----------------------------------------------------------------------------
Current-year adjustments,
  pre-tax...................     (427)        175          --        (252)
Tax benefit (expense).......      170         (69)         --         101
                              -------     -------     -------     -------
Other comprehensive (loss)
  income....................     (257)        106          --        (151)
-----------------------------------------------------------------------------
Balance at June 30, 2000....  $  (637)    $  (139)         --     $  (776)
-----------------------------------------------------------------------------
Current-year adjustments,
  pre-tax...................     (166)         14      (5,849)     (6,001)
Tax benefit (expense).......       55          (9)      2,281       2,327
                              -------     -------     -------     -------
Other comprehensive (loss)
  income....................     (111)          5      (3,568)     (3,674)
Cumulative effect of change
  in accounting principle
  (net of taxes)............       --          --       2,483       2,483
-----------------------------------------------------------------------------
Balance at June 30, 2001....  $  (748)    $  (134)    $(1,085)    $(1,967)
=============================================================================

The cumulative effect of change in accounting principle represents the transition adjustment from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The transition adjustment, which was a gain of $4.1 million, net of $1.6 million in tax expense, was the initial amount necessary to record the fair value of Meredith's interest rate swap contracts.

14.  Financial Information about Industry Segments

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. The broadcasting segment includes the operations of 12 network-affiliated television stations. The broadcasting segment information includes the effect of the acquisition of WGCL-TV in March 1999. The syndicated television program marketing and development operations, that were previously reported in the broadcasting segment, are now reported in the publishing segment. Prior-year information has been restated. Virtually all of the company's revenues are generated and assets reside within the United States. There are no material intersegment transactions.

Operating profit is the measure reported to the chief operating decision maker for use in assessing segment performance and allocating resources. Operating profit for segment reporting is revenues less operating costs and does not include nonrecurring charges, gains from dispositions, interest income and expense, or unallocated corporate expenses. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff and human resources administration expenses. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups.

A significant noncash item included in segment operating costs, other than depreciation and amortization of fixed and intangible assets, is the amortization of broadcast rights in the broadcasting segment, totaling $44.1 million in fiscal 2001, $35.3 million in fiscal 2000 and $38.5 million in fiscal 1999.

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

Expenditures for long-lived assets other than capital expenditures included the acquisition of one television station in fiscal 1999. This acquisition resulted in broadcasting segment additions to intangible assets of $362.5 million and additions to fixed assets of $6.4 million.

EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation and amortization and excludes the following special items: write-downs of broadcast rights of $9.9 million in fiscal 2001, $1.0 million in fiscal 2000 and $5.2 million in fiscal 1999; nonrecurring charges of $25.3 million in fiscal 2001 and $23.1 million in fiscal 2000; and gains from dispositions of $21.5 million in fiscal 2001 and $2.4 million in fiscal 1999. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements.

EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. In addition, the calculation of EBITDA and similarly titled measures may vary between companies.


Years ended June 30                         2001        2000        1999
--------------------------------------------------------------------------
(In thousands)
Revenues
  Publishing.........................  $  782,937  $  818,826  $  775,632
  Broadcasting.......................     270,276     278,339     260,490
                                       ----------  ----------  ----------
  Total revenues.....................  $1,053,213  $1,097,165  $1,036,122
                                       ==========  ==========  ==========
Operating profit
  Publishing.........................  $  132,815  $  139,045  $  118,887
  Broadcasting.......................      34,683      60,454      73,041
  Unallocated corporate expense......     (15,566)    (15,066)    (20,841)
  Nonrecurring items.................     (25,308)    (23,096)         --
                                       ----------  ----------  ----------
  Income from operations.............  $  126,624  $  161,337  $  171,087
                                       ==========  ==========  ==========
Depreciation/amortization
  Publishing.........................  $    8,983  $   11,561  $   11,371
  Broadcasting.......................      40,034      38,705      30,732
  Unallocated corporate..............       2,555       2,083       1,980
                                       ----------  ----------  ----------
  Total depreciation/amortization....  $   51,572  $   52,349  $   44,083
                                       ==========  ==========  ==========
Assets
  Publishing.........................  $  310,066  $  320,972  $  318,129
  Broadcasting.......................   1,011,483   1,037,458   1,038,913
  Unallocated corporate..............     116,198      81,343      66,354
                                       ----------  ----------  ----------
  Total assets.......................  $1,437,747  $1,439,773  $1,423,396
                                       ==========  ==========  ==========
Capital expenditures
  Publishing.........................  $   10,642  $    1,465  $    1,417
  Broadcasting.......................      24,745      32,925      16,470
  Unallocated corporate..............      20,580       5,013       7,804
                                       ----------  ----------  ----------
  Total capital expenditures.........  $   55,967  $   39,403  $   25,691
                                       ==========  ==========  ==========
Other Data:
EBITDA
  Publishing.........................  $  141,798  $  150,606  $  130,258
  Broadcasting.......................      84,647     100,211     109,002
  Unallocated corporate..............     (13,011)    (12,983)    (18,861)
                                       ----------  ----------  ----------
  Total EBITDA.......................  $  213,434  $  237,834  $  220,399
                                       ==========  ==========  ==========

15. Selected Quarterly Financial Data  (unaudited)


                               First    Second     Third    Fourth
Year ended June 30, 2001      Quarter   Quarter   Quarter   Quarter    Total
------------------------------------------------------------------------------
(In thousands except per share)

Revenues
Publishing.................. $184,885  $182,259  $213,385  $202,408 $  782,937
Broadcasting................   65,137    78,629    58,922    67,588    270,276
                             --------  --------  --------  -------- ----------
Total revenues.............. $250,022  $260,888  $272,307  $269,996 $1,053,213
                             ========  ========  ========  ======== ==========

Operating profit
Publishing.................. $ 28,410  $ 29,666  $ 39,879  $ 34,860  $ 132,815
Broadcasting................   10,143    21,453     3,272      (185)    34,683
Unallocated corporate expense  (3,375)   (3,701)   (4,439)   (4,051)   (15,566)
Nonrecurring items..........       --        --        --   (25,308)   (25,308)
                             --------  --------  --------  --------  ---------
Income from operations...... $ 35,178  $ 47,418  $ 38,712  $  5,316  $ 126,624
                             ========  ========  ========  ========  =========

Net earnings................ $ 16,469  $ 24,041  $ 18,884  $ 11,878  $  71,272
                             ========  ========  ========  ========  =========

Basic earnings per share.... $   0.33  $   0.48  $   0.38  $   0.24  $    1.43
                             ========  ========  ========  ========  =========

Diluted earnings per share.. $   0.32  $   0.47  $   0.37  $   0.23  $    1.39
                             ========  ========  ========  ========  =========
Dividends per share......... $  0.080  $  0.080  $  0.085  $  0.085  $    0.33
                             ========  ========  ========  ========  =========

Stock price per share:
 High....................... $  35.00  $  32.75  $  37.55  $  38.97
                             ========  ========  ========  ========
 Low........................ $  26.75  $  27.13  $  30.50  $  33.55
                             ========  ========  ========  ========


Fiscal 2001
-----------
Fourth-quarter results include after-tax nonrecurring charges of $15.4 million, or 30 cents per share, primarily for personnel costs associated with an early retirement program and other workforce reductions and for the write-off of certain Internet investments (Note 2).

Publishing operating profits were reduced by investment spending related to Internet and e-commerce activities. The quarterly impact of the incremental spending versus fiscal 2000 was $1.2 million, $1.6 million, $1.3 million and $0.3 million for the first through fourth quarters, respectively.

Broadcasting operating profits were reduced by $9.9 million in the fourth quarter for the write-down of certain programming rights to net realizable value.

                               First    Second     Third    Fourth
Year ended June 30, 2000      Quarter   Quarter   Quarter   Quarter    Total
------------------------------------------------------------------------------
(In thousands except per share)

Revenues
Publishing.................. $193,714  $189,970  $224,393  $210,749 $  818,826
Broadcasting................   66,690    76,159    62,550    72,940    278,339
                             --------  --------  --------  -------- ----------
Total revenues.............. $260,404  $266,129  $286,943  $283,689 $1,097,165
                             ========  ========  ========  ======== ==========

Operating profit
Publishing.................. $ 28,398  $ 33,144  $ 46,416  $ 31,087  $ 139,045
Broadcasting................   13,545    21,767     8,046    17,096     60,454
Unallocated corporate expense  (3,226)   (3,304)   (4,706)   (3,830)   (15,066)
Nonrecurring items..........       --        --        --   (23,096)   (23,096)
                             --------  --------  --------  --------  ---------
Income from operations...... $ 38,717  $ 51,607  $ 49,756  $ 21,257  $ 161,337
                             ========  ========  ========  ========  =========

Net earnings................ $ 18,023  $ 25,459  $ 24,816  $  2,732  $  71,030
                             ========  ========  ========  ========  =========

Basic earnings per share.... $   0.35  $   0.49  $   0.48  $   0.06  $    1.38
                             ========  ========  ========  ========  =========

Diluted earnings per share.. $   0.34  $   0.48  $   0.47  $   0.06  $    1.35
                             ========  ========  ========  ========  =========
Dividends per share......... $  0.075  $  0.075  $  0.080  $  0.080  $    0.31
                             ========  ========  ========  ========  =========

Stock price per share:
 High....................... $  38.87  $  42.00  $  41.06  $  36.25
                             ========  ========  ========  ========
 Low........................ $  31.81  $  33.31  $  22.37  $  25.50
                             ========  ========  ========  ========


Fiscal 2000
-----------
Fourth-quarter results include after-tax nonrecurring charges of $19.1 million, or 36 cents per share, for asset write-downs, contractual obligations and personnel costs associated with the decision to exit certain publishing operations (Note 2).

Fourth-quarter publishing operating profits were reduced by $10.2 million for investment spending related to circulation initiatives, Internet and e-commerce activities and development of the consumer database.

Broadcasting operating profits were reduced by $0.6 million in the third quarter and $0.4 million in the fourth quarter for the write-down of certain programming rights to net realizable value.

                       INDEPENDENT AUDITORS' REPORT







To the Board of Directors and
Shareholders of Meredith Corporation:


We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule, as listed in Part IV, Item 14 (a) 2 herein. These consolidated financial statements and financial statement schedule are the responsibility of company management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


 /s/ KPMG LLP


KPMG LLP
Des Moines, Iowa
July 27, 2001

                             REPORT OF MANAGEMENT








To the Shareholders of Meredith Corporation:


Meredith management is responsible for the preparation, integrity and objectivity of the financial information included in this Form 10-K annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's informed judgments and estimates.

To meet its responsibility for financial reporting, management has designed internal control systems and accounting procedures to provide reasonable assurance as to the reliability of financial records. In addition, the internal audit staff monitors and reports on compliance with company policies, procedures and internal control systems.

The consolidated financial statements have been audited by independent auditors. In accordance with auditing standards generally accepted in the United States of America, the independent auditors conducted a review of the company's internal accounting controls and performed tests and other procedures necessary to determine an opinion on the fairness of the company's consolidated financial statements. The independent auditors were given unrestricted access to all financial records and related information, including all Board of Directors' and Board committees' minutes. The audit committee of the Board of Directors, which consists of five independent directors, meets with the independent auditors, management and internal auditors to review accounting, auditing and financial reporting matters. To ensure complete independence, the independent auditors have direct access to the audit committee, with or without the presence of management representatives.


 /s/ Suku V. Radia


Suku V. Radia
Vice President - Chief Financial Officer

                                                                    Schedule II


                      MEREDITH CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                     Years ended June 30, 2001, 2000 and 1999
                                  (in thousands)




                                           Year ended June 30, 2001
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------  ---------  ---------  -------  ---------  ---------

Those reserves which are
  deducted in the consolidated
  financial statements
  from Receivables:
Reserve for doubtful
  accounts................   $ 8,089     $12,258    $  -    $12,268    $ 8,079
Reserve for returns.......     6,279       4,743       -      4,268      6,754
                             -------     -------    ----    -------    -------
                             $14,368     $17,001    $  -    $16,536    $14,833
                             =======     =======    ====    =======    =======





                                          Year ended June 30, 2000
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------  ---------  ---------  -------  ---------  ---------

Those reserves which are
  deducted in the consolidated
  financial statements
  from Receivables:
Reserve for doubtful
  accounts................   $ 6,915     $ 4,021    $  -    $ 2,847    $ 8,089
Reserve for returns.......     5,095      10,100       -      8,916      6,279
                             -------     -------    ----    -------    -------
                             $12,010     $14,121    $  -    $11,763    $14,368
                             =======     =======    ====    =======    =======

                                           Year ended June 30, 1999
                            ---------------------------------------------------
                                            Additions
                                       -------------------
                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other            at end of
       Description          of period   expenses  accounts Deductions  period
--------------------------  ---------  ---------  -------  ---------  ---------

Those reserves which are
  deducted in the consolidated
  financial statements
  from Receivables:
Reserve for doubtful
  accounts................   $ 7,489     $ 2,832    $  -    $ 3,406    $ 6,915
Reserve for returns.......     4,630       8,977       -      8,512      5,095
                             -------     -------    ----    -------    -------
                             $12,119     $11,809    $  -    $11,918    $12,010
                             =======     =======    ====    =======    =======

                                Index to Exhibits



        Exhibit
        Number                        Item
        -------        ---------------------------------

         21            Subsidiaries of the Registrant

         23            Consent of Independent Auditors