Form 10-Q
period 2001-09-30
MEREDITH CORP
filed 2001-11-13
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2001

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of stock outstanding at October 31, 2001:

          Common shares                      38,823,448
          Class B shares                     10,492,696
                                             ----------
          Total common and class B shares    49,316,144
                                             ==========

Part I - FINANCIAL INFORMATION



Item 1.  Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets


                                                    (Unaudited)
                                                   September 30       June 30
Assets                                                  2001           2001
------------------------------------------------------------------------------
(In thousands)

Current assets:
Cash and cash equivalents                          $    4,314     $   36,254
Receivables, net                                      135,219        137,384
Inventories                                            37,676         32,835
Subscription acquisition costs                         44,314         43,237
Broadcast rights                                       34,675         13,487
Deferred income taxes                                  19,291         19,262
Supplies and prepaids                                  10,618          8,623
                                                   ----------     ----------
Total current assets                                  286,107        291,082

Property, plant and equipment                         366,648        362,072
 Less accumulated depreciation                       (164,706)      (158,274)
                                                   ----------     ----------
Net property, plant and equipment                     201,942        203,798

Subscription acquisition costs                         29,143         31,947
Broadcast rights                                       19,407          7,929
Other assets                                           32,465         33,020
Goodwill and other intangibles (at original
 cost less accumulated amortization of
 $186,351 on September 30 and $180,229 on June 30)    863,447        869,971
                                                   ----------     ----------

Total assets                                       $1,432,511     $1,437,747
                                                   ==========     ==========









See accompanying Notes to Interim Condensed Consolidated Financial Statements

                                                    (Unaudited)
                                                   September 30      June 30
Liabilities and Shareholders' Equity                    2001           2001
------------------------------------------------------------------------------
(In thousands except share data)

Current liabilities:
Current portion of long-term debt                  $   55,000     $   70,000
Current portion of long-term broadcast
 rights payable                                        34,071         18,600
Accounts payable                                       42,797         45,976
Accrued taxes and expenses                             86,376        105,133
Unearned subscription revenues                        123,585        131,697
                                                   ----------     ----------
Total current liabilities                             341,829        371,406

Long-term debt                                        400,000        400,000
Long-term broadcast rights payable                     33,433         17,158
Unearned subscription revenues                        100,439         89,605
Deferred income taxes                                  61,244         59,245
Other noncurrent liabilities                           57,727         52,425
                                                   ----------     ----------
Total liabilities                                     994,672        989,839
                                                   ----------     ----------

Shareholders' equity:
Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                 --             --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 38,938,326 at September 30 and
  39,247,701 at June 30 (net of treasury shares,
  28,205,017 at September 30 and 27,823,898 at
  June 30.)                                            38,938         39,248
Class B stock, par value $1 per share,
convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 10,515,229 at September 30 and
  10,544,174 at June 30.                               10,515         10,544
Retained earnings                                     396,064        402,393
Accumulated other comprehensive income (loss)          (5,662)        (1,967)
Unearned compensation                                  (2,016)        (2,310)
                                                   ----------     ----------
Total shareholders' equity                            437,839        447,908
                                                   ----------     ----------

Total liabilities and shareholders' equity         $1,432,511     $1,437,747
                                                   ==========     ==========




See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                                      Three Months
                                                   Ended September 30
                                                  2001            2000
--------------------------------------------------------------------------
(In thousands except per share data)

Revenues:
  Advertising                                  $138,841        $149,025
  Circulation                                    63,477          64,514
  All other                                      36,445          36,483
                                               --------        --------
Total revenues                                  238,763         250,022
                                               --------        --------
Operating costs and expenses:
  Production, distribution and edit             108,248         110,545
  Selling, general & administrative              95,652          91,460
  Depreciation and amortization                  13,577          12,839
                                               --------        --------
Total operating costs and expenses              217,477         214,844
                                               --------        --------
Income from operations                           21,286          35,178

  Interest income                                   160             209
  Interest expense                               (7,313)         (8,520)
                                               --------        --------
Earnings before income taxes                     14,133          26,867

  Income taxes                                    5,470          10,398
                                               --------        --------
Net earnings                                   $  8,663        $ 16,469
                                               ========        ========


Basic earnings per share                       $   0.17        $   0.33
                                               ========        ========
Basic average shares outstanding                 49,723          50,272
                                               ========        ========
Diluted earnings per share                     $   0.17        $   0.32
                                               ========        ========
Diluted average shares outstanding               51,004          51,522
                                               ========        ========
Dividends paid per share                       $  0.085        $  0.080
                                               ========        ========






See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)



Three Months Ended September 30                           2001       2000
---------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
  Net earnings                                         $  8,663   $ 16,469
Adjustments to reconcile net earnings to
net cash provided by operating activities:
  Depreciation and amortization                          13,577     12,839
  Amortization of broadcast rights                        8,064      8,427
  Payments for broadcast rights                          (8,409)    (9,609)
  Changes in assets and liabilities:
    Accounts receivable (net)                             2,165     11,635
    Inventories                                          (4,841)    (2,379)
    Supplies and prepayments                             (2,563)    (2,669)
    Subscription acquisition costs                        1,727      2,316
    Accounts payable                                     (3,179)   (11,039)
    Accruals                                            (20,541)    (7,618)
    Unearned subscription revenues                        2,722     (1,876)
    Deferred income taxes                                 4,332      2,347
    Other noncurrent liabilities                          1,502      3,052
                                                       --------   --------
Net cash provided by operating activities                 3,219     21,895
                                                       --------   --------
Cash flows from investing activities:
  Additions to property, plant, and equipment            (5,358)   (20,708)
  Changes in investments and other                          709     (2,826)
                                                       --------   --------
Net cash used by investing activities                    (4,649)   (23,534)
                                                       --------   --------
Cash flows from financing activities:
  Long-term debt incurred                                10,000     10,000
  Repayment of long-term debt                           (25,000)        --
  Proceeds from common stock issued                         435      1,054
  Purchases of company stock                            (11,988)   (13,213)
  Dividends paid                                         (4,229)    (4,011)
  Other                                                     272        295
                                                       --------   --------
Net cash used by financing activities                   (30,510)    (5,875)
                                                       --------   --------
Net decrease in cash and cash equivalents               (31,940)    (7,514)
Cash and cash equivalents at beginning of year           36,254     22,861
                                                       --------   --------
Cash and cash equivalents at end of period             $  4,314   $ 15,347
                                                       ========   ========


See accompanying Notes to Interim Condensed Consolidated Financial Statements

                               MEREDITH CORPORATION
           NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1. Accounting Policies

a. General

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Readers are referred to the company's Form 10-K for the year ended June 30, 2001 for complete financial statements and related notes. Certain prior-year amounts have been reclassified to conform with current-year presentation.


b. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.


c. Goodwill and other intangibles

The unamortized portion of intangible assets consisted of the following:

                                         (unaudited)
                                         September 30        June 30
                                             2001              2001
     (In thousands)                      ------------      ------------

     Federal Communications
        Commission (FCC) licenses          $414,565          $417,434
     Goodwill                               238,825           240,768
     Television network affiliation
       agreements                           194,694           196,217
     All other                               15,363            15,552
                                           --------          --------
     Total unamortized portion
        of intangible assets               $863,447          $869,971
                                           ========          ========

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)


d. Earnings per share

The following table presents the calculations of earnings per share:

                                               (unaudited)
                                               Three Months
                                            Ended September 30
                                              2001       2000
                                           ---------  ---------
(In thousands except per share)

Net earnings                                $ 8,663    $16,469
                                            =======    =======

Basic average shares outstanding             49,723     50,272
Dilutive effect of stock options              1,281      1,250
                                            -------    -------
Diluted average shares outstanding           51,004     51,522
                                            =======    =======
Basic earnings per share                    $   .17    $   .33
                                            =======    =======
Diluted earnings per share                  $   .17    $   .32
                                            =======    =======

Antidilutive options excluded from the above calculations totaled 1,405,000 options at September 30, 2001 (with a weighted average exercise price of $37.11) and 1,413,000 options at September 30, 2000 (with a weighted average exercise price of $36.51).

Options to purchase 45,000 shares were exercised during the three months ended September 30, 2001 (55,000 options were exercised in the three months ended September 30, 2000).


2.  Nonrecurring Items

In response to a weakening economy and a continued advertising downturn in fiscal 2001, Meredith took steps to reduce the number of employees through a one-time, special voluntary early retirement program and additional selective workforce reductions through attrition, realignments and job eliminations. In addition, the company wrote-off certain Internet investments. These actions resulted in a fiscal 2001 net nonrecurring charge of $25.3 million ($15.4 million after-tax) or 30 cents per share for personnel costs ($18.4 million) and asset write-downs and other ($8.2 million), offset by the reversal of excess accruals ($1.3 million). The nonrecurring charge resulted in balance sheet adjustments of $8.5 million and cash payments of $1.1 million in fiscal

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)


2001, leaving an accrual balance of $15.7 million for personnel costs at June 30, 2001. Details of the activities affecting the accrual since that date follow:

                             Jun-30-2001                            Sep-30-2001
                               Accrual       Cash         Other       Accrual
Description                    Balance     Payments   Adjustments     Balance
----------------------        --------     --------     --------     --------
(In thousands)
Personnel costs               $ 15,716     $  5,170     $     --     $ 10,546
                              ========     ========     ========     ========

Payments made during the quarter were for enhanced retirement benefits, severance and outplacement charges. A total of 36 jobs were eliminated during the quarter, in addition to the 155 positions eliminated during fiscal 2001. The majority of the accrued personnel costs are expected to be paid out over the next 12 months.

Meredith also recorded a nonrecurring charge in fiscal 2000 related to the closing of certain operations that no longer fit the company's business objectives. The charge totaled $23.1 million ($19.1 million after tax) or 36 cents per share for asset write-downs ($16.8 million), contractual obligations ($3.8 million) and personnel costs ($2.5 million). The personnel costs related to the termination of 29 employees, all of whom had left the company by June 30, 2001. Fiscal 2000 activity related to this charge consisted of noncash balance sheet adjustments of $18.5 million and cash payments of $1.4 million. During fiscal 2001 additional cash payments of $1.1 million were made and $1.3 million of the accrual was deemed no longer necessary and was reversed. The reversal reduced the amount of the nonrecurring charge recorded in fiscal 2001. The result was an accrual balance of $0.9 million at June 30, 2001. Since that date, cash payments totaling $0.1 million have been made, reducing the accrual to $0.8 million at September 30, 2001. The remaining accrual balance relates primarily to contractual obligations and will be settled over the next two fiscal years.


3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 27 percent and 31 percent are under the LIFO method at September 30, 2001 and June 30, 2001, respectively.

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)


                                            (unaudited)
                                            September 30   June 30
                                               2001         2001
          (In thousands)                      -------      -------

          Raw materials                       $18,199      $13,480
          Work in process                      19,925       20,830
          Finished goods                        7,504        6,477
                                              -------      -------
                                               45,628       40,787
          Reserve for LIFO cost valuation      (7,952)      (7,952)
                                              -------      -------
          Total                               $37,676      $32,835
                                              =======      =======


4. Derivative Financial Instruments

At September 30, 2001, Meredith had interest rate swap contracts to pay fixed-rates of interest (average 5.5 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 2.6 percent) on $206 million notional amount of indebtedness. This resulted in approximately 80 percent of Meredith's underlying variable-rate debt being subject to fixed interest rates. The swap contracts expire in May 2002 and June 2004. The notional amount varies over the terms of the contracts. The average notional amount of indebtedness outstanding under the contracts is $195 million in fiscal 2002, $166 million in fiscal 2003 and $132 million in fiscal 2004.

The fair market value of the interest rate swap contracts was a liability of $7.8 million at September 30, 2001. Assuming no change in interest rates, the estimated amount of the loss expected to be reclassified into earnings over the next 12 months is $3.9 million. The net gain or loss on the ineffective portion of these interest rate swap contracts was not material in any period.


5. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income includes foreign currency translation adjustments and changes in the fair market value of interest rate swap contracts in addition to net earnings. Fiscal 2001 first quarter comprehensive income also included a cumulative-type transition net gain for the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," of $2.5 million. Total comprehensive income (in thousands) for the three-month periods ended September 30, 2001 and 2000, was $4,968 and $17,902, respectively.

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)


6. Segment Information
                                                 (unaudited)
                                                 Three Months
                                               Ended September 30
                                              -------------------
                                                2001       2000
                                              --------   --------
          (In thousands)
          Revenues
            Publishing                        $182,409   $184,885
            Broadcasting                        56,354     65,137
                                              --------   --------
              Total revenues                  $238,763   $250,022
                                              ========   ========

          Operating profit
            Publishing                        $ 25,536   $ 28,410
            Broadcasting                            59     10,143
            Unallocated corporate expense       (4,309)    (3,375)
                                              --------   --------
              Income from operations          $ 21,286   $ 35,178
                                              ========   ========

          Depreciation and amortization
            Publishing                        $  2,763   $  2,209
            Broadcasting                        10,133      9,948
            Unallocated corporate                  681        682
                                              --------   --------
               Total depreciation
                and amortization              $ 13,577   $ 12,839
                                              ========   ========

          EBITDA
            Publishing                        $ 28,299   $ 30,619
            Broadcasting                        10,192     20,091
            Unallocated corporate               (3,628)    (2,693)
                                              --------   --------
              Total EBITDA                    $ 34,863   $ 48,017
                                              ========   ========

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The broadcasting segment includes the operations of 12 network-affiliated television stations. There are no material intersegment

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)


transactions. There have been no changes in the basis of segmentation or the measurement of segment profit since June 30, 2001.

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















Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations



The following discussion presents the key factors that have affected the company's business in the first quarter of fiscal 2002 and fiscal 2001. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 2001. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

This section, and management's public commentary from time to time, may contain certain forward-looking statements that are subject to risks and uncertainties. The words "expect," "anticipate," "believe," "likely," "will," and similar expressions generally identify forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the company's operations. Readers are cautioned not to place undue reliance on such forward looking-information as actual results may differ materially from those currently anticipated. Readers are referred to the company's Form 10-K for the year ended June 30, 2001, for a discussion of such factors.

                              Results of Operations


                                                                    Percent
     Quarters ended September 30         2001          2000          Change
     ---------------------------       --------      --------       -------
     (In thousands except per share)

     Total revenues                    $238,763      $250,022         (5)%
                                       ========      ========        =====

     Income from operations            $ 21,286      $ 35,178        (39)%
                                       ========      ========        =====

     Net earnings                      $  8,663      $ 16,469        (47)%
                                       ========      ========        =====

     Diluted earnings per share        $   0.17      $   0.32        (47)%
                                       ========      ========        =====


Quarter ended September 30, 2001 compared to quarter ended September 30, 2000 -

Fiscal 2002 first quarter net earnings were $8.7 million, or 17 cents per share, compared to prior-year first quarter net earnings of $16.5 million, or 32 cents per share. The earnings decline resulted primarily from a decline in broadcasting advertising revenues. Broadcasting advertising revenues decreased due to a continued slowdown in the demand for advertising that was exacerbated by the September 11 terrorist attacks. In addition, the television stations provided viewers with several days of commercial-free news coverage of the tragic events of September 11. Publishing revenues and operating profits were down slightly in the quarter. All of the company's magazines however had closed advertising sales prior to September 11. The decline in Meredith's operating earnings was partially offset by lower net interest expense. The weighted-average number of shares outstanding declined 1 percent due to company share repurchases.

First quarter revenues were $238.8 million compared to prior-year first quarter revenues of $250.0 million. Adjusting for the impact of discontinued magazine titles, revenues declined 2 percent from prior-year revenues of $244.1 million. The decline in comparable revenues reflected lower advertising revenues in the broadcasting segment as previously discussed.

Operating costs and expenses increased 1 percent from the prior-year quarter. Production, distribution and editorial costs decreased 2 percent largely due to the absence of costs for discontinued titles and, to a smaller extent, from lower paper prices. Partially offsetting these favorable variances were higher book editorial costs, attributable to the timing of new releases, and higher postal rates. Selling, general and administrative expenses increased 5 percent. Higher subscription acquisition costs, due to the timing of mailings, was the single largest factor accounting for the increase. Also contributing were higher promotion costs in both publishing and broadcasting and investments in sales improvements in the broadcast operations. These expense increases were partially offset by lower costs attributable to the absence of discontinued titles. Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, increased to $4.3 million from $3.4 million in the prior-year first quarter as a result of higher pension costs and consulting expenses. The increase in consulting expenses related to a review of vendor relationships and an analysis of opportunities for process improvements. The operating profit margin was 8.9 percent of revenues in the current quarter versus 14.1 percent in the prior-year period.

Meredith recorded a nonrecurring charge of $25.3 million in fiscal 2001 primarily for costs related to a reduction in workforce and the write-down of certain assets. In addition, the company recorded a charge of $9.9 million for the write-down of certain broadcasting programming rights to net realizable value in fiscal 2001. The workforce reduction program and the programming write-down lowered certain costs in fiscal 2002. The anticipated savings were achieved in the fiscal 2002 first quarter, but as expected these savings were offset by other cost increases.

The Company's effective tax rate in the first quarter was 38.7 percent, which is similar to that of the prior-year first quarter and fiscal year.

Looking forward, the advertising recession continues and has been compounded by the events of September 11. Those events will have a negative effect on advertising beyond the first-quarter results. Second quarter comparable magazine advertising pages are currently down in the high-single digits on a percentage basis, while comparable magazine advertising revenues are down in the low-double-digits. Second quarter advertising bookings at the company's television stations are currently down in the mid-teens on a percentage basis. Much of the decline relates to the absence of political revenues. Political advertising added 13 cents per share to earnings in the prior-year second quarter. Television advertising bookings are as of a point in time and likely to change, especially in light of the late-booking political advertising in the second quarter of fiscal 2001.

In addition to the revenue outlook, the second quarter will be affected by slightly heavier circulation promotion mailings compared to the prior-year quarter. This is estimated to reduce earnings per share by 2 cents. As noted previously, management is also concerned about rising trends in certain external costs including health care, pension, postal and programming. These cost increases will somewhat offset the savings from reduced employment levels. As a result, management expects second quarter earnings to be in the range of 13 to 17 cents per share. Due to the uncertainty of many factors, both economic and political, management is not comfortable commenting on full fiscal year 2002 performance at this time.

Interactive Media -- The following table presents supplemental data regarding the results of the company's interactive media operations. These operations are an integral part of the company's Publishing and Broadcasting Groups and are included in the reported results of those segments. To date, most of the company's Internet activities have been in the Publishing Group. The results are pro-forma and are presented for informational purposes only. The results do not attempt to reflect how the operations would have been reported had they been a stand-alone business.

                                                                    Percent
     Quarters ended September 30         2001          2000          Change
     ---------------------------       --------      --------       -------
     (In thousands)

     Total revenues                    $    952      $  1,070       (11)%
                                       ========      ========       =====

     Operating loss                    $ (1,499)     $ (1,881)       20 %
                                       ========      ========       =====

First quarter interactive media revenues decreased to $1.0 million from $1.1 million in the prior-year quarter. The decline reflected lower advertising revenues.

Interactive media incurred an operating loss of $1.5 million in the quarter versus a loss of $1.9 million in the prior-year quarter. The smaller loss resulted from savings associated with the online acquisition of magazine subscriptions.



Publishing
----------
                                                                    Percent
     Quarters ended September 30         2001          2000          Change
     ---------------------------       --------      --------       -------
     (In thousands)

     Revenues
     ---------
       Advertising                     $ 84,072      $ 85,628        (2)%
       Circulation                       63,477        64,514        (2)%
       Other                             34,860        34,743        -- %
                                       --------      --------       -----
     Total revenues                    $182,409      $184,885        (1)%
                                       ========      ========       =====

     Operating profit                  $ 25,536      $ 28,410       (10)%
                                       ========      ========       =====

Publishing revenues were $182.4 million compared to $184.9 million in the prior-year first quarter. Excluding the impact of discontinued properties, revenues increased 2 percent from comparable prior-year revenues of $179.0 million. Discontinued properties include Golf for Women, Family Money and Mature Outlook magazines and the Better Homes and Gardens syndicated television show. The following discussion excludes the prior-year revenues of these discontinued properties.

Comparable magazine advertising revenues increased 2 percent due primarily to higher advertising revenues at the company's largest circulation title, Better Homes and Gardens magazine. Other titles reporting higher advertising revenues included MORE, Country Home, Renovation Style, Ladies' Home Journal and Midwest Living magazines. These improvements were partially offset by lower advertising revenues at Traditional Home magazine and in the Special Interest Publications. Total magazine advertising pages were down 1 percent in the quarter, but this was offset by higher net revenues per page. Advertising categories showing strength in the quarter included pharmaceuticals, food and beverages, automotive and direct response. Weaker categories included technology and cosmetics advertising.

Comparable magazine circulation revenues increased 1 percent from the prior-year quarter. The growth reflected increased sales volume from newer titles such as MORE and Renovation Style.

Other publishing revenues were flat with the prior-year quarter. A slight increase in book sales was offset by lower revenues from licensing operations.

Publishing operating profit was $25.5 million in the fiscal 2002 first quarter compared to $28.4 million in the prior-year first quarter. The decline resulted primarily from increased subscription acquisition costs and higher postal rates. The increase in subscription acquisition costs reflects a previously disclosed shift in the timing of promotional mailings toward the first half of the fiscal year. In addition, book operating profits declined due to an increase in editorial costs associated with the timing of new title releases. Partially offsetting these cost increases were the benefit of higher advertising revenues and lower magazine paper prices. Average paper prices for the quarter were approximately 5 percent lower than a year earlier.



Broadcasting
------------
                                                                    Percent
     Quarters ended September 30         2001          2000          Change
     ---------------------------       --------      --------       -------
     (In thousands)

     Revenues
     ---------
       Advertising                     $ 54,769      $ 63,397       (14)%
       Other                              1,585         1,740        (9)%
                                       --------      --------       -----
     Total revenues                    $ 56,354      $ 65,137       (13)%
                                       ========      ========       =====

     Operating profit                  $     59      $ 10,143       (99)%
                                       ========      ========       =====

Fiscal 2002 first quarter revenues were $56.4 million, down 13 percent from prior-year first quarter revenues of $65.1 million. The revenue decline reflected the ongoing weakness of the television advertising market, the effect of the September 11 terrorist attacks and the absence of $3.4 million in political revenues recorded in the prior-year quarter due to the biennial nature of elections. Television advertising revenues have been weak across the industry for several quarters. The terrorist attacks on September 11 had an immediate worsening effect on those revenues. Prior to September 11, advertising bookings for Meredith's television stations for the month of September were flat with the prior year. Advertising revenues for September ended down 20 percent, declining sharply in the last three weeks of the month. Part of the decline resulted from the stations' commercial-free news coverage for several days following September 11, as well as the impact of the postponement of the immediately following weekend's sporting events. The balance of the decline reflected the dramatic slowdown in advertising following the attacks. National advertising revenues were affected most, falling approximately 20 percent for the group. Local revenues were down less than 1 percent. Management believes the stations' sales improvement initiatives and a focus on generating new business mitigated the impact on local revenues. While advertising revenues were down at most of the company's stations, WOFL-Orlando and WGCL-Atlanta reported advertising revenue growth in the quarter in spite of the challenging advertising market.

Operating profit was $59,000 in the first quarter compared to $10.1 million in the prior-year first quarter. The decline was largely due to the drop in advertising revenues. Operating costs increased 2 percent primarily due to increased promotion expense at WGCL-Atlanta and increased payroll costs related to the expansion of news programming and investments in sales improvements over the past year. News costs are expected to be comparable beginning in the third quarter of fiscal 2002.



                        Liquidity and Capital Resources

                                                                    Percent
     Quarters ended September 30         2001          2000          Change
     ---------------------------       --------      --------       -------
     (In thousands)
     Net earnings                      $   8,663    $  16,469       (47)%
                                       =========    =========       =====

     Cash flows from operations        $   3,219    $  21,895       (85)%
                                       =========    =========       =====

     Cash flows used by investing      $  (4,649)   $ (23,534)       80 %
                                       =========    =========       =====

     Cash flows used by financing      $ (30,510)   $  (5,875)     (419)%
                                       =========    =========       =====

     Net decrease in cash
       and cash equivalents            $ (31,940)   $  (7,514)     (325)%
                                       =========    =========       =====

     EBITDA                            $  34,863    $  48,017       (27)%
                                       =========    =========       =====

Cash and cash equivalents decreased by $31.9 million in the first quarter of fiscal 2002 compared to a decrease of $7.5 million in the prior-year quarter. The change primarily reflected a decline in cash provided by operating activities and increased use of cash for the repayment of debt, partially offset by lower spending for property, plant and equipment. Cash provided by operating activities decreased from $21.9 million to $3.2 million in the current quarter, reflecting lower earnings and increased use of cash for working capital requirements. The changes in working capital primarily resulted from declines in accrual balances for severance, early retirement benefits and other salary related accounts.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. Fiscal 2002 first quarter EBITDA decreased 27 percent from the prior-year quarter due primarily to the advertising revenue-related decline in operating results in the Broadcasting segment. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In addition, the calculation of EBITDA and similarly titled measures may vary between companies.

At September 30, 2001, debt outstanding consisted of $255 million outstanding under two variable-rate bank credit facilities and $200 million outstanding in fixed-rate unsecured senior notes issued to five insurance companies. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities and debt refinancing. The debt agreements include certain financial covenants related to debt levels and coverage ratios. As of September 30, 2001, the company was in compliance with all debt covenants.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire in May 2002 and June 2004. The notional amount varies over the remaining terms of the contracts. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements. The weighted-average interest rate on debt outstanding at September 30, 2001, was approximately 6.2 percent.

As part of Meredith's ongoing share repurchase program, the company spent $12.0 million to repurchase an aggregate of 384,000 shares of Meredith Corporation common stock at then current market prices in the first quarter of fiscal 2002. The company also had committed to the repurchase of an additional 108,000 shares for $3.4 million. The settlement for this commitment occurred on October 1, 2001. This compares with spending of $13.2 million for the repurchase of 448,000 shares in the prior-year first quarter. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of September 30, 2001, the number of shares authorized for future repurchase was approximately 2.0 million shares. The status of this program is reviewed at each quarterly Board of Directors meeting.

Dividends paid in the first quarter of fiscal 2002 were $4.2 million, or 8.5 cents per share, compared with $4.0 million, or 8.0 cents per share, paid in the prior-year quarter.

First quarter spending for property, plant and equipment decreased to $5.4 million from $20.7 million in the prior-year first quarter. The decline reflected higher spending in the prior-year period for the purchase of replacement aircraft and associated facilities, construction of a new broadcasting facility for the Atlanta television station and the purchase of equipment for the introduction of local news programming at the Portland television station. The broadcasting segment anticipates spending approximately $12 million over the next 12 months for the initial transition to digital technology at six stations. Five of the company's stations have already made this initial transition. The company has no other material commitments for capital expenditures. Funds for capital expenditures are expected to be provided by cash from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, cash dividends) for the foreseeable future.

Other Matters -- In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Meredith will adopt this standard, as required, effective July 1, 2002. The FASB also issued SFAS No. 141, "Business Combinations," in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies criteria that must be met for the recognition of intangible assets separate from goodwill. Upon adoption of SFAS No. 142, Meredith will be required to evaluate its existing intangible assets and make any necessary reclassifications in order to conform with this new criteria. The effects of adopting these standards, if any, are not quantifiable at this time.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk


The company is subject to certain market risks as a result of the use of financial instruments. The market risk inherent in the company's financial instruments subject to such risks is the potential market value loss arising from adverse changes in interest rates. Readers are referred to Item 7a, "Quantitative and Qualitative Disclosures About Market Risk," of the company's Form 10-K for the year ended June 30, 2001 for a more complete discussion of these risks.

At September 30, 2001, Meredith had outstanding $255 million in variable-rate long-term debt and $200 million in fixed-rate long-term debt. The company uses interest rate swap contracts to effectively convert a substantial portion of its variable-rate debt to fixed-rate debt. Therefore, there is no material earnings or liquidity risk associated with the company's variable-rate debt and the related interest rate swap contracts. The fair market value of the variable-rate debt approximates the carrying amount due to the periodic resetting of interest rates. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a $9.4 million cost to terminate the swap contracts compared to the current cost of $7.8 million at September 30, 2001.

There is no earnings or liquidity risk associated with the company's fixed rate debt. The fair market value of the debt, based on discounted cash flows using borrowing rates currently available for debt with similar terms and maturities, varies with changes in interest rates. A 10 percent decrease in interest rates would result in a fair market value of ($213.4 million) compared to the current fair market value of ($208.9 million) at September 30, 2001.

There has been no material change in the market risk associated with broadcast rights payable since June 30, 2001.




PART II - OTHER INFORMATION


Item 5. Other Information

On November 8, 2001, Meredith announced that Mr. Kevin P. O' Brien had been named the President of the Meredith Broadcasting Group, effective immediately. O' Brien, 58, had worked for Cox Broadcasting for the past 15 years, serving as Executive Vice President of the Cox Television Independent Group, where he supervised five Cox stations. At the same time, he served as Vice President and General Manager of KTVU, Cox's FOX affiliate in San Francisco.


Item 6.  Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K

    During the first quarter of fiscal 2002, the company filed a report on Form 8-K on August 2, 2001, reporting under Item 5 the text of a news release dated August 2, 2001, reporting earnings for the fiscal year ended June 30, 2001 and the script of a conference call concerning that news release.

    Also during the first quarter of fiscal 2002, the company filed a report on Form 8-K on September 25, 2001, reporting under Item 5 the text of a news release dated September 25, 2001, updating the earnings outlook for the first fiscal quarter ended on September 30, 2001.

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










Date: November 12, 2001