Form 10-Q
period 2001-12-31
MEREDITH CORP
filed 2002-02-08
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 2001

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of stock outstanding at January 31, 2002:

          Common shares                      38,878,841
          Class B shares                     10,473,753
                                             ----------
          Total common and class B shares    49,352,594
                                             ==========

Part I - FINANCIAL INFORMATION



Item 1.  Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets


                                                    (Unaudited)
                                                    December 31      June 30
Assets                                                  2001           2001
------------------------------------------------------------------------------
(In thousands)

Current assets:
Cash and cash equivalents                          $   11,189     $   36,254
Receivables, net                                      119,087        137,384
Inventories                                            39,243         32,835
Subscription acquisition costs                         46,922         43,237
Broadcast rights                                       29,473         13,487
Deferred income taxes                                  19,379         19,262
Supplies and prepaids                                  13,174          8,623
                                                   ----------     ----------
Total current assets                                  278,467        291,082

Property, plant and equipment                         366,344        362,072
  Less accumulated depreciation                      (165,890)      (158,274)
                                                   ----------     ----------
Net property, plant and equipment                     200,454        203,798

Subscription acquisition costs                         32,811         31,947
Broadcast rights                                       15,106          7,929
Other assets                                           31,949         33,020
Goodwill and other intangibles (at original
  cost less accumulated amortization of
  $192,875 on December 31 and $180,229 on June 30)    856,925        869,971
                                                   ----------     ----------

Total assets                                       $1,415,712     $1,437,747
                                                   ==========     ==========









See accompanying Notes to Interim Condensed Consolidated Financial Statements

                                                    (Unaudited)
                                                    December 31      June 30
Liabilities and Shareholders' Equity                    2001           2001
------------------------------------------------------------------------------
(In thousands except share data)

Current liabilities:
Current portion of long-term debt                  $   25,000     $   70,000
Current portion of long-term broadcast
  rights payable                                       32,616         18,600
Accounts payable                                       38,651         45,976
Accrued taxes and expenses                             97,141        105,133
Unearned subscription revenues                        130,138        131,697
                                                   ----------     ----------
Total current liabilities                             323,546        371,406

Long-term debt                                        400,000        400,000
Long-term broadcast rights payable                     26,878         17,158
Unearned subscription revenues                        103,587         89,605
Deferred income taxes                                  66,743         59,245
Other noncurrent liabilities                           55,654         52,425
                                                   ----------     ----------
Total liabilities                                     976,408        989,839
                                                   ----------     ----------

Shareholders' equity:
Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                 --             --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 38,870,452 at December 31 and
  39,247,701 at June 30 (net of treasury shares,
  28,390,340 at December 31 and 27,823,898 at
  June 30.)                                            38,870         39,248
Class B stock, par value $1 per share,
convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 10,475,525 at December 31 and
  10,544,174 at June 30.                               10,476         10,544
Retained earnings                                     396,442        402,393
Accumulated other comprehensive loss                   (4,793)        (1,967)
Unearned compensation                                  (1,691)        (2,310)
                                                   ----------     ----------
Total shareholders' equity                            439,304        447,908
                                                   ----------     ----------

Total liabilities and shareholders' equity         $1,415,712     $1,437,747
                                                   ==========     ==========




See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)


                                         Three Months           Six Months
                                      Ended December 31     Ended December 31
                                        2001       2000        2001      2000
------------------------------------------------------------------------------
(In thousands except per share data)

Revenues:
  Advertising                        $129,581   $153,169   $268,422   $302,194
  Circulation                          63,183     63,336    126,660    127,850
  All other                            37,051     44,383     73,496     80,866
                                     --------   --------   --------   --------
Total revenues                        229,815    260,888    468,578    510,910
                                     --------   --------   --------   --------
Operating costs and expenses:
  Production, distribution and edit    98,267    107,576    206,515    218,121
  Selling, general & administrative    98,563     93,109    194,215    184,569
  Depreciation and amortization        13,473     12,785     27,050     25,624
                                     --------   --------   --------   --------
Total operating costs and expenses    210,303    213,470    427,780    428,314
                                     --------   --------   --------   --------
Income from operations                 19,512     47,418     40,798     82,596

  Other nonoperating income             2,030         --      2,030         --
  Interest income                         113        269        273        478
  Interest expense                     (7,457)    (8,469)   (14,770)   (16,989)
                                     --------   --------   --------   --------
Earnings before income taxes           14,198     39,218     28,331     66,085

  Income taxes                          5,494     15,177     10,964     25,575
                                     --------   --------   --------   --------
Net earnings                         $  8,704   $ 24,041   $ 17,367   $ 40,510
                                     ========   ========   ========   ========


Basic earnings per share             $   0.18   $   0.48   $   0.35   $   0.81
                                     ========   ========   ========   ========
Basic average shares outstanding       49,353     50,019     49,538     50,146
                                     ========   ========   ========   ========
Diluted earnings per share           $   0.17   $   0.47   $   0.34   $   0.79
                                     ========   ========   ========   ========
Diluted average shares outstanding     50,612     51,275     50,808     51,398
                                     ========   ========   ========   ========
Dividends paid per share             $  0.085   $  0.080   $  0.170   $  0.160
                                     ========   ========   ========   ========



See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


Six Months Ended December 31                              2001       2000
---------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
  Net earnings                                         $ 17,367   $ 40,510
Adjustments to reconcile net earnings to
net cash provided by operating activities:
  Depreciation and amortization                          27,050     25,624
  Amortization of broadcast rights                       17,821     17,149
  Payments for broadcast rights                         (16,680)   (19,346)
  Changes in assets and liabilities:
    Accounts receivable (net)                            18,297      9,575
    Inventories                                          (6,408)    (6,379)
    Supplies and prepayments                             (5,119)      (881)
    Subscription acquisition costs                       (4,549)     2,168
    Accounts payable                                     (7,325)   (20,231)
    Accruals                                             (8,460)    (5,458)
    Unearned subscription revenues                       12,423     (1,269)
    Deferred income taxes                                 9,187      7,340
    Other noncurrent liabilities                            335      1,027
                                                       --------   --------
Net cash provided by operating activities                53,939     49,829
                                                       --------   --------
Cash flows from investing activities:
  Additions to property, plant, and equipment           (10,834)   (31,068)
  Changes in investments and other                        1,235     (4,140)
                                                       --------   --------
Net cash used by investing activities                    (9,599)   (35,208)
                                                       --------   --------
Cash flows from financing activities:
  Long-term debt incurred                                15,000      7,370
  Repayment of long-term debt                           (60,000)   (10,000)
  Proceeds from common stock issued                       1,648      2,567
  Purchases of company stock                            (18,421)   (20,145)
  Dividends paid                                         (8,423)    (8,013)
  Other                                                     791        588
                                                       --------   --------
Net cash used by financing activities                   (69,405)   (27,633)
                                                       --------   --------
Net decrease in cash and cash equivalents               (25,065)   (13,012)
Cash and cash equivalents at beginning of year           36,254     22,861
                                                       --------   --------
Cash and cash equivalents at end of period             $ 11,189   $  9,849
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


c. Goodwill and other intangibles

The unamortized portion of intangible assets consisted of the following:

                                         (unaudited)
                                         December 31     June 30
                                            2001          2001
        (In thousands)                    --------      --------

        Federal Communications
           Commission (FCC) licenses      $411,696      $417,434
        Goodwill                           236,882       240,768
        Television network affiliation
           agreements                      193,170       196,217
        All other                           15,177        15,552
                                          --------      --------
        Total unamortized portion
           of intangible assets           $856,925      $869,971
                                          ========      ========

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)


d. Earnings per share

The following table presents the calculations of earnings per share:

                                       (unaudited)           (unaudited)
                                      Three Months           Six Months
                                    Ended December 31     Ended December 31
                                      2001      2000        2001      2000
(In thousands except per share)     -------   -------     -------   -------

Net earnings                        $ 8,704   $24,041     $17,367   $40,510
                                    =======   =======     =======   =======

Basic average shares outstanding     49,353    50,019      49,538    50,146
Dilutive effect of stock options      1,259     1,256       1,270     1,252
                                    -------   -------     -------   -------
Diluted average shares outstanding   50,612    51,275      50,808    51,398
                                    =======   =======     =======   =======
Basic earnings per share            $   .18   $   .48     $   .35   $   .81
                                    =======   =======     =======   =======
Diluted earnings per share          $   .17   $   .47     $   .34   $   .79
                                    =======   =======     =======   =======


Antidilutive options excluded from the above calculations totaled 1,391,000 options at December 31, 2001 (with a weighted average exercise price of $37.08) and 1,509,000 options at December 31, 2000 (with a weighted average exercise price of $35.92).

Options to purchase 128,000 shares were exercised during the six months ended December 31, 2001 (137,000 options were exercised in the six months ended December 31, 2000).


2.  Nonrecurring Items

In response to a weakening economy and a continued advertising downturn in fiscal 2001, Meredith took steps to reduce the number of employees through a one-time, special voluntary early retirement program and additional selective workforce reductions through attrition, realignments and job eliminations. In addition, the company wrote-off certain Internet investments. These actions resulted in a fiscal 2001 net nonrecurring charge of $25.3 million ($15.4 million after-tax) or 30 cents per share for personnel costs, ($18.4 million) asset write-downs and other ($8.2 million), offset by the reversal of excess accruals ($1.3 million). The nonrecurring charge resulted in balance sheet adjustments of $8.5 million and cash payments of $1.1 million in fiscal 2001,

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)


leaving an accrual balance of $15.7 million for personnel costs at June 30, 2001. Details of the activities affecting the accrual since that date follow:


                        Jun-30-2001                            Dec-31-2001
                          Accrual       Cash         Other       Accrual
     Description          Balance     Payments   Adjustments     Balance
     -----------------   --------     --------     --------     --------
     (In thousands)
     Personnel costs     $ 15,716     $ (7,050)    $   (139)    $  8,527
                         ========     ========     ========     ========

Payments made during the quarter were for enhanced retirement benefits, severance and outplacement charges. The other adjustment represents accelerated amortization of restricted stock. A total of 44 jobs were eliminated during the first six months of fiscal 2002, in addition to the 155 positions eliminated during fiscal 2001. The majority of the accrued personnel costs are expected to be paid out over the next 9 months.

Meredith also recorded a nonrecurring charge in fiscal 2000 related to the closing of certain operations that no longer fit the company's business objectives. The charge totaled $23.1 million ($19.1 million after tax) or 36 cents per share for asset write-downs ($16.8 million), contractual obligations ($3.8 million) and personnel costs ($2.5 million). The personnel costs related to the termination of 29 employees, all of whom had left the company by June 30, 2001. Fiscal 2000 activity related to this charge consisted of noncash balance sheet adjustments of $18.5 million and cash payments of $1.4 million. During fiscal 2001 additional cash payments of $1.1 million were made and $1.3 million of the accrual was deemed no longer necessary and was reversed. The reversal reduced the amount of the nonrecurring charge recorded in fiscal 2001. The result was an accrual balance of $0.9 million at June 30, 2001. Since that date, cash payments totaling $0.1 million have been made, reducing the accrual to $0.8 million at December 31, 2001. The remaining accrual balance relates primarily to contractual obligations and will be settled over the next two fiscal years.


3. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 26 percent and 31 percent are under the LIFO method at December 31, 2001 and June 30, 2001, respectively.

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)


                                            (unaudited)
                                            December 31    June 30
                                                2001         2001
          (In thousands)                      -------      -------

          Raw materials                       $12,343      $13,480
          Work in process                      25,535       20,830
          Finished goods                        8,317        6,477
                                              -------      -------
                                               46,195       40,787
          Reserve for LIFO cost valuation      (6,952)      (7,952)
                                              -------      -------
          Total                               $39,243      $32,835
                                              =======      =======

4. Derivative Financial Instruments

At December 31, 2001, Meredith had interest rate swap contracts to pay fixed-rates of interest (average 5.5 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 1.9 percent) on $192 million notional amount of indebtedness. This resulted in approximately 85 percent of Meredith's underlying variable-rate debt being subject to fixed interest rates. The swap contracts expire in May 2002 and June 2004. The notional amount varies over the terms of the contracts. The average notional amount of indebtedness outstanding under the contracts is $195 million in fiscal 2002, $166 million in fiscal 2003 and $132 million in fiscal 2004.

The fair market value of the interest rate swap contracts was a liability of $6.4 million at December 31, 2001. Assuming no change in interest rates, the estimated amount of the loss expected to be reclassified into earnings over the next 12 months is $3.3 million. The net gain or loss on the ineffective portion of these interest rate swap contracts was not material in any period.


5. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income includes foreign currency translation adjustments and changes in the fair market value of interest rate swap contracts in addition to net earnings. Fiscal 2001 comprehensive income also included a cumulative-type transition net gain for the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and subsequent amendments, of $2.5 million. Total comprehensive income (in thousands) for the three-month periods ended December 31, 2001 and 2000, was $9,573 and $23,187, respectively. Total comprehensive income for the six-month periods ended December 31, 2001 and 2000, was $14,541 and $41,088, respectively.

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)


6. Segment Information
                                    (unaudited)              (unaudited)
                                    Three Months              Six Months
                                  Ended December 31       Ended December 31
                                 -------------------     -------------------
                                   2001       2000         2001       2000
(In thousands)                   --------   --------     --------   --------

Revenues
  Publishing                     $160,804   $182,259     $343,213   $367,144
  Broadcasting                     69,011     78,629      125,365    143,766
                                 --------   --------     --------   --------
  Total revenues                 $229,815   $260,888     $468,578   $510,910
                                 ========   ========     ========   ========

Operating profit
  Publishing                     $ 13,768   $ 29,666     $ 39,304   $ 58,076
  Broadcasting                     10,357     21,453       10,416     31,596
  Unallocated corporate expense    (4,613)    (3,701)      (8,922)    (7,076)
                                 --------   --------     --------   --------
  Income from operations         $ 19,512   $ 47,418     $ 40,798   $ 82,596
                                 ========   ========     ========   ========

Depreciation and amortization
  Publishing                     $  2,797   $  2,223     $  5,560   $  4,432
  Broadcasting                     10,058      9,903       20,191     19,851
  Unallocated corporate               618        659        1,299      1,341
                                 --------   --------     --------   --------
   Total depreciation
     and amortization            $ 13,473   $ 12,785     $ 27,050   $ 25,624
                                 ========   ========     ========   ========

EBITDA
  Publishing                     $ 16,565   $ 31,889     $ 44,864   $ 62,508
  Broadcasting                     20,415     31,356       30,607     51,447
  Unallocated corporate            (3,995)    (3,042)      (7,623)    (5,735)
                                 --------   --------     --------   --------
  Total EBITDA                   $ 32,985   $ 60,203     $ 67,848   $108,220
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



Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


The following discussion presents the key factors that have affected the company's business in the second quarter and first six months of fiscal 2002 and fiscal 2001. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 2001. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

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

                              Results of Operations


                                     Three Months            Six Months
                                   Ended December 31      Ended December 31
     Description                     2001      2000        2001       2000
     --------------------------   --------   --------    --------   --------
    (In thousands)

     Total revenues               $229,815   $260,888    $468,578   $510,910
                                  ========   ========    ========   ========

     Income from operations       $ 19,512   $ 47,418    $ 40,798   $ 82,596
                                  ========   ========    ========   ========

     Net earnings                 $  8,704   $ 24,041    $ 17,367   $ 40,510
                                  ========   ========    ========   ========

     Diluted earnings per share   $   0.17   $   0.47    $   0.34   $   0.79
                                  ========   ========    ========   ========
     Other data:
     Earnings before
         special items            $  7,460   $ 24,041    $ 16,123   $ 40,510
                                  ========   ========    ========   ========
     Diluted earnings per share
         before special items     $   0.15   $   0.47    $   0.32   $   0.79
                                  ========   ========    ========   ========

Fiscal 2002 second quarter net earnings were $8.7 million, or 17 cents per share. This included the one-time receipt of $2.0 million ($1.2 million after-tax or 2 cents per share) from the demutualization of an insurance company with which Meredith holds policies. Excluding that nonrecurring item, earnings for the quarter were $7.5 million, or 15 cents per share, compared to prior-year second quarter net earnings of $24.0 million, or 47 cents per share. For the six months ended December 31, 2001, net earnings were $17.4 million, or 34 cents per share. Excluding the nonrecurring item previously noted, earnings were $16.2 million, or 32 cents per share compared to net earnings of $40.5 million, or 79 cents per share, in the prior-year period. The earnings decline in both the quarter and six-month period resulted primarily from a decline in advertising revenues. Net earnings were also affected by increased magazine subscription acquisition costs due to the timing of direct mail efforts. The decline in Meredith's operating earnings was partially offset by lower net interest expense which resulted primarily from lower levels of debt outstanding. The weighted-average number of shares outstanding declined 1 percent in both periods due to company share repurchases.

Second quarter revenues were $229.8 million compared to prior-year second quarter revenues of $260.9 million. Revenues for the six months ended December 31, 2001 were $468.6 million versus $510.9 million in the prior-year period. Adjusting for the impact of discontinued magazine titles, comparable prior-year revenues were $252.8 million in the quarter and $496.9 million for the six-month period. Both magazine and broadcasting advertising revenues were affected by a nationwide slowdown in the demand for advertising. In addition, broadcasting advertising revenues declined due to the absence of political revenues, which were significant in the prior-year due to the November 2000 elections, and due to several days of commercial-free news coverage of the September 11 terrorist attacks. Revenues from book publishing and integrated marketing operations were also down reflecting lower sales volumes due to the ongoing weakness in the United States economy.

Operating costs and expenses decreased 2 percent in the second quarter and were down slightly for the six-month period compared to the respective prior-year periods. Production, distribution and editorial costs decreased 9 percent in the quarter and 5 percent in the year-to-date period. The declines were due to the absence of costs for discontinued titles, volume-related declines in manufacturing and paper costs, and lower paper prices. Partially offsetting these favorable variances were higher postal rates, increased amortization of programming rights and, additionally in the six-month period, higher book editorial costs attributable to the timing of new releases. Selling, general and administrative expenses increased 6 percent in the second quarter and 5 percent in the six months ended December 31, 2001. Higher subscription acquisition costs, due to the timing of mailings, were the single largest factor accounting for the increases. These expense increases were partially offset by lower costs attributable to the absence of discontinued titles. Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, increased to $4.6 million in the second quarter and to $8.9 million for the six-month period from $3.7 million and $7.1 million in the respective prior-year periods. The increases reflected higher consulting expenses and the impact of the reversal of a maintenance accrual in the prior-year period. The increase in consulting expenses related to a review of vendor relationships and an analysis of opportunities for process improvements.

Meredith recorded a nonrecurring charge of $25.3 million in fiscal 2001 primarily for costs related to a reduction in workforce and the write-down of certain assets. In addition, the company recorded a charge of $9.9 million for the write-down of certain broadcast programming rights to net realizable value in fiscal 2001. The workforce reduction program and the programming write-down were expected to result in the reduction of certain costs in fiscal 2002. The anticipated savings were achieved, but as expected these savings were largely offset by other cost increases.

The Company's effective tax rate in the second quarter and six-month period was
38.7 percent, the same as the prior-year second quarter and fiscal year.

Looking forward, while the advertising recession continues, it appears to be less severe in the third fiscal quarter than the second quarter. Through February 1, 2002, third quarter comparable magazine advertising pages were down in the high-single digits on a percentage basis, while comparable magazine advertising revenues were down in the mid-single digits. Third quarter advertising bookings at the company's television stations were down in the low-single digits on a percentage basis as of that date. Television advertising bookings are as of a point in time and actual results may differ. The continuing uncertainty and volatility of the economic climate make precise guidance difficult. Management has reasonably good visibility for third quarter magazine advertising revenues, but the outlook for the remainder of the business is less clear. However, based on currently available information, management believes the First Call consensus estimate of 28 cents per share for the fiscal third quarter is achievable. This estimate excludes any impact of changes in accounting for goodwill and other intangibles. Meredith will adopt new accounting standards regarding the accounting for goodwill and other intangibles in the fiscal year ended June 30, 2003.

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

                             Three Months            Six Months
                           Ended December 31      Ended December 31
     Description             2001      2000        2001       2000
     ----------------     --------   --------    --------   --------
     (In thousands)
     Total revenues       $ 1,047    $  1,541    $ 1,999    $  2,611
                          ========   ========    ========   ========

     Operating loss       $(1,609)   $ (1,901)   $(3,108)   $ (3,782)
                          ========   ========    ========   ========

Second quarter interactive media revenues decreased to $1.0 million from $1.5 million in the prior-year quarter. In the six months ended December 31, 2001, interactive media revenues were $2.0 million compared to $2.6 million in the prior-year period. The declines reflected lower advertising revenues.

Interactive media incurred operating losses of $1.6 million in the second quarter and $3.1 million in the first half of fiscal 2002. This compares to operating losses of $1.9 million and $3.8 million in the respective prior-year periods. The reduction of the operating losses resulted from savings associated with the online acquisition of magazine subscriptions and other cost reduction efforts.

Publishing
----------
                             Three Months             Six Months
                           Ended December 31      Ended December 31
     Description            2001       2000        2001       2000
     ----------------     --------   --------    --------   --------
     (In thousands)
     Revenues
       Advertising        $ 62,335   $ 75,990    $146,407   $161,618
       Circulation          63,183     63,336     126,660    127,850
       Other                35,286     42,933      70,146     77,676
                          --------   --------    --------   --------
     Total revenues       $160,804   $182,259    $343,213   $367,144
                          ========   ========    ========   ========
     Operating profit     $ 13,768   $ 29,666    $ 39,304   $ 58,076
                          ========   ========    ========   ========

Publishing revenues were $160.8 million compared to $182.3 million in the prior-year second quarter. For the six months ended December 31, 2001, revenues were $343.2 million versus $367.1 million in the prior-year period. Excluding the impact of discontinued properties, comparable prior-year revenues were $174.2 million for the quarter and $353.2 million for the six months. Discontinued properties include Golf for Women, Family Money and Mature Outlook magazines and the Better Homes and Gardens syndicated television show. The following discussion excludes the prior-year revenues of these discontinued properties.

Comparable magazine advertising revenues decreased 13 percent in the quarter and were down 5 percent year-to-date. All first quarter magazine issues had closed advertising sales prior to September 11 and therefore the impact of the terrorists attacks was evident in the second fiscal quarter advertising revenues. Advertising pages and revenues were down at nearly all titles. Average net revenues per page also declined at most titles, but the change was not as significant as the decline in the number of advertising pages. Better Homes and Gardens and Ladies' Home Journal, the company's two largest circulation titles, reported advertising page percentage declines in the mid-single digits and mid-teens, respectively, in the second quarter. Declines at the mid-size and smaller books were generally in the mid-teens or higher. Notable exceptions were MORE magazine and the Special Interest Publications, which both reported increases in advertising pages in the second quarter. MORE benefited from two issues in the quarter versus one in the prior-year quarter due to an increase in the frequency of issues.

Total magazine advertising pages were down 9 percent on a comparable basis in the quarter. Weaker categories included home and building and pharmaceuticals advertising. Even in the difficult market, the larger magazines posted gains in several categories including food and beverages, direct response and apparel.

Comparable magazine circulation revenues increased 5 percent from the prior-year quarter and 3 percent in the six-month period. The growth reflected increased newsstand sales of Special Interest Publications and craft titles.

Other publishing revenues were down 16 percent in the quarter and 8 percent in the year-to-date period on a comparable basis. Sales volumes were down in both the book publishing and integrated marketing businesses. Management believes the declines were a result of the general economic downturn.

Publishing operating profit was $13.8 million in the fiscal 2002 second quarter compared to $29.7 million in the prior-year second quarter. For the six months ended December 31, 2001, publishing operating profit was $39.3 million versus $58.1 million in the prior-year period. The decline resulted primarily from lower advertising revenues and increased subscription acquisition costs. Also contributing were volume-related declines in book publishing and integrated marketing operating profits and higher postal rates. Book operating profits in the six-month period were also affected by an increase in editorial costs associated with the timing of new title releases. Partially offsetting these cost increases was the benefit of lower magazine paper prices. Average paper prices were approximately 8 percent lower in the quarter and 6 percent lower in the six-month period than a year earlier.

The increase in subscription acquisition costs, which totaled $6.2 million in the second quarter and $8.4 million in the six-month period, reflected a previously disclosed shift in the timing of promotional mailings toward the first half of the fiscal year. Comparable subscription acquisition costs in fiscal 2002 are expected to be about the same as costs in fiscal 2001. However, decisions to raise magazine rate bases, test new products or accelerate mailings prior to the June 30, 2002 proposed postal rate increase could lead to higher total subscription acquisition costs in fiscal 2002.

Looking forward, the paper market is expected to remain soft but postal rates are expected to increase. Meredith will benefit from lower paper prices as a result of contracts entered into effective January 1, 2002. Average paper prices in the third quarter of fiscal 2002 are expected to be down in the low teens on a percentage basis from a year earlier. Regarding postal rates, the United States Postal Service has proposed average rate increases of approximately 10 percent for periodicals effective June 30, 2002. As proposed, these rate increases will affect postal costs in the first quarter of fiscal 2003.

Broadcasting
------------                  Three Months            Six Months
                           Ended December 31       Ended December 31
     Description             2001       2000        2001       2000
     ----------------     --------   --------    --------   --------
     (In thousands)
     Revenues
       Advertising        $ 67,246   $ 77,179    $122,015   $140,576
       Other                 1,765      1,450       3,350      3,190
                          --------   --------    --------   --------
     Total revenues       $ 69,011   $ 78,629    $125,365   $143,766
                          ========   ========    ========   ========
     Operating profit     $ 10,357   $ 21,453    $ 10,416   $ 31,596
                          ========   ========    ========   ========

Fiscal 2002 second quarter revenues were $69.0 million, down 12 percent from prior-year second quarter revenues of $78.6 million. In the first half of fiscal 2002, revenues were $125.4 million, down 13 percent from $143.8 million in the prior-year period. The revenue declines reflected the ongoing weakness of the television advertising market, the effect of the September 11 terrorist attacks and the absence of political revenues recorded in the prior-year due to the biennial nature of elections. Net political revenues totaled $10.8 million in the fiscal 2001 second quarter and $14.2 million in the first half of fiscal 2001. Excluding political advertising, revenues were up nearly 2 percent in the second quarter and down 4 percent for the six months.

Television advertising revenues have been weak across the industry for several quarters. The terrorist attacks on September 11 had an immediate worsening effect on those revenues. Meredith's September advertising revenues, which had been pacing flat with the prior year, ended the month down 20 percent. Part of the decline resulted from the stations' commercial-free news coverage for several days following September 11, as well as the impact of the postponement of the immediately following weekend's sporting events. The balance of the decline reflected the dramatic slowdown in advertising following the attacks. Excluding political revenues, the company's stations have since seen some recovery in local revenues while national advertising revenues continue to lag. In the second quarter, local advertising revenues increased 8 percent compared to prior-year second quarter, excluding political revenues. Management believes the stations' sales improvement initiatives and a focus on generating new business have contributed to the growth in local revenues. National advertising revenues, excluding political, were down 11 percent for the group. While total advertising revenues were down at most of the company's stations, WOFL-Orlando and WGCL-Atlanta reported advertising revenue growth in both the quarter and six-month period in spite of the challenging advertising market.

Operating profit was $10.4 million in the second quarter compared to $21.5 million in the prior-year second quarter. In the first half of fiscal 2002, operating profit was also $10.4 million versus $31.6 million in the first half of fiscal 2001. The declines resulted primarily from lower advertising revenues. Operating costs increased 3 percent in the quarter and 2 percent in the six-month period. The cost increases reflected higher amortization of programming rights, increased payroll costs related to the expansion of news programming and higher employee benefit costs. News costs are expected to be comparable beginning in the third quarter of fiscal 2002.

                        Liquidity and Capital Resources


                                                                  Percent
     Six Months ended December 31         2001         2000       Change
     ----------------------------      ---------    ---------     -------
     (In thousands)
     Net earnings                      $  17,367    $  40,510       (57)%
                                       =========    =========      =====

     Cash flows from operations        $  53,939    $  49,829         8 %
                                       =========    =========      =====

     Cash flows used by investing      $  (9,599)   $ (35,208)       73 %
                                       =========    =========      =====

     Cash flows used by financing      $ (69,405)   $ (27,633)     (151)%
                                       =========    =========      =====

     Net decrease in cash
       and cash equivalents            $ (25,065)   $ (13,012)      (12)%
                                       =========    =========      =====

     EBITDA                            $  67,848    $ 108,220       (37)%
                                       =========    =========      =====

Cash and cash equivalents decreased by $25.1 million in the first six months of fiscal 2002 compared to a decrease of $13.0 million in the corresponding prior-year period. The decline primarily reflected increased use of cash for the repayment of debt, partially offset by lower spending for property, plant and equipment. Cash provided by operating activities increased from $49.8 million to $53.9 million in the current period in spite of a decline in net earnings. The increase in cash provided by operations resulted from favorable changes in working capital accounts. Those changes included an increase in unearned subscription revenues due to the timing of mailings, favorable changes in accounts payable due to the timing of required cash outflows and revenue-related declines in accounts receivable balances.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes the nonrecurring income from the demutualization of an insurance company. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA in the first six months of fiscal 2002 decreased 37 percent from the prior-year period due primarily to the advertising revenue-related decline in operating results. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In addition, the calculation of EBITDA and similarly titled measures may vary between companies.

At December 31, 2001, debt outstanding consisted of $225 million outstanding under two variable-rate bank credit facilities and $200 million outstanding in fixed-rate unsecured senior notes issued to five insurance companies. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities and debt refinancing. The debt agreements include certain financial covenants related to debt levels and coverage ratios. As of December 31, 2001, the company was in compliance with all debt covenants.

Meredith is in the midst of a comprehensive review of refinancing alternatives with respect to its current debt structure in light of the favorable interest environment and the expiring revolving debt facility. Meredith expects to complete this review prior to the maturity of the variable rate revolving credit facility due on May 31, 2002. Meredith anticipates that the refinancing will extend maturity dates, take advantage of the current favorable long-term interest rates and provide the company additional financing flexibility in the short-term. The effect on interest expense is not expected to be material. These estimates are based on certain assumptions about the new debt structure, current interest rates and the current availability of credit. All of these factors are subject to change.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire in May 2002 and June 2004. The notional amount varies over the remaining terms of the contracts. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements. The weighted-average interest rate on debt outstanding at December 31, 2001, was approximately 6.2 percent.

As part of Meredith's ongoing share repurchase program, the company spent $18.4 million to repurchase an aggregate of 584,000 shares of Meredith Corporation common stock at then current market prices in the first six months of fiscal 2002. This compares with spending of $20.1 million for the repurchase of an aggregate of 677,000 shares in the corresponding prior-year period. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of December 31, 2001, the number of shares authorized for future repurchase was approximately 1.9 million shares. The status of this program is reviewed at each quarterly Board of Directors meeting.

Dividends paid in the first six months of fiscal 2002 were $8.4 million, or 17 cents per share, compared with $8.0 million, or 16 cents per share, paid in the prior-year period.

Spending for property, plant and equipment decreased to $10.8 million from $31.1 million in the first six months of fiscal 2001. The decline reflected higher spending in the prior-year period for the purchase of replacement aircraft and associated facilities, construction of a new broadcasting facility for the Atlanta television station and the purchase of equipment for the introduction of local news programming at the Portland television station. The broadcasting segment anticipates spending between $11 and $15 million over the next 9 months for the initial transition to digital technology at six stations.

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

Other Matters -- In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Meredith will adopt this standard, as required, effective July 1, 2002. The FASB also issued SFAS No. 141, "Business Combinations," in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies criteria that must be met for the recognition of intangible assets separate from goodwill. Upon adoption of SFAS No. 142, Meredith will be required to evaluate its existing intangible assets and make any necessary reclassifications in order to conform to these new criteria. The effects of adopting these standards, if any, are not quantifiable at this time.

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

At December 31, 2001, Meredith had outstanding $225 million in variable-rate long-term debt and $200 million in fixed-rate long-term debt. The company uses interest rate swap contracts to effectively convert a substantial portion of its variable-rate debt to fixed-rate debt. Therefore, there is no material earnings or liquidity risk associated with the company's variable-rate debt and the related interest rate swap contracts. The fair market value of the variable-rate debt approximates the carrying amount due to the periodic resetting of interest rates. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a $7.8 million cost to terminate the swap contracts compared to the current cost of $6.4 million at December 31, 2001.

There is no earnings or liquidity risk associated with the company's fixed rate debt. The fair market value of the debt, based on discounted cash flows using borrowing rates currently available for debt with similar terms and maturities, varies with changes in interest rates. A 10 percent decrease in interest rates would result in a fair market value of ($209.7 million) compared to the current fair market value of ($205.3 million) at December 31, 2001.

There has been no material change in the market risk associated with broadcast rights payable since June 30, 2001.

PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on November 12, 2001, at the Company's headquarters in Des Moines, Iowa.

(b) The name of each director elected at the Annual Meeting is shown under
    Item 4.(c)(1). The other directors whose terms of office continued after the meeting were: Herbert M. Baum, Frederick B. Henry, William T. Kerr, Robert E. Lee, Philip A. Marineau, Nicholas L. Reding and Jack D. Rehm.

(c)(1) Proposal 1: Election of four Class III directors for terms expiring in 2004 and the election of one Class I director for a term expiring in 2002. Each nominee was elected in uncontested elections by the votes cast as follows:

                                      Number of shareholder votes*
                                      ----------------------------
                                           For           Withheld
                                      -----------       ----------
       Class III directors
           Mary Sue Coleman           125,115,641       1,350 593
           Mell Meredith Frazier      125,021,388       1,444,846
           Joel W. Johnson            125,019,830       1,446,404
           E.T. Meredith III          125,022,249       1,443,985

       Class I director
           David J. Londoner          125,678,292         787,942

       *As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.


Item 6.  Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K

    During the second quarter of fiscal 2002, the company filed a report on Form 8-K on October 29, 2001, reporting under Item 5 the text of a news release dated October 29, 2001, reporting earnings for the quarter ended September 30, 2001 and the script of a conference call concerning that news release.

    Also during the second quarter of fiscal 2002, the company filed a report on Form 8-K on December 6, 2001, reporting under Item 5 the text of a management presentation at UBS Warburg Media Conference on December 6, 2001.

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










Date:  February 7, 2002