Form 10-Q
period 2002-03-31
MEREDITH CORP
filed 2002-05-13
CIK 65011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2002

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of stock outstanding at April 30, 2002:

          Common shares                      39,212,053
          Class B shares                     10,393,352
                                             ----------
          Total common and class B shares    49,605,405
                                             ==========

Part I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Unaudited)

                                         Three Months          Nine Months
                                        Ended March 31        Ended March 31
                                        2002       2001       2002       2001
------------------------------------------------------------------------------
(In thousands except per share data)

Revenues:
  Advertising                        $145,951   $157,459   $414,373   $459,653
  Circulation                          68,628     69,106    195,288    196,956
  All other                            43,798     45,742    117,294    126,608
                                     --------   --------   --------   --------
Total revenues                        258,377    272,307    726,955    783,217
                                     --------   --------   --------   --------
Operating costs and expenses:
  Production, distribution and edit   114,331    122,843    320,846    340,964
  Selling, general & administrative    94,874     97,905    289,089    282,474
  Depreciation and amortization        13,494     12,847     40,544     38,471
                                     --------   --------   --------   --------
Total operating costs and expenses    222,699    233,595    650,479    661,909
                                     --------   --------   --------   --------
Income from operations                 35,678     38,712     76,476    121,308

  Other nonoperating income                --         --      2,030         --
  Interest income                         102        199        375        677
  Interest expense                     (6,606)    (8,103)   (21,376)   (25,092)
                                     --------   --------   --------   --------
Earnings before income taxes           29,174     30,808     57,505     96,893

  Income taxes                         11,290     11,924     22,254     37,499
                                     --------   --------   --------   --------
Net earnings                         $ 17,884   $ 18,884   $ 35,251   $ 59,394
                                     ========   ========   ========   ========


Basic earnings per share             $   0.36   $   0.38   $   0.71   $   1.19
                                     ========   ========   ========   ========
Basic average shares outstanding       49,428     49,881     49,502     50,058
                                     ========   ========   ========   ========
Diluted earnings per share           $   0.35   $   0.37   $   0.69   $   1.16
                                     ========   ========   ========   ========
Diluted average shares outstanding     50,885     51,369     50,834     51,389
                                     ========   ========   ========   ========
Dividends paid per share             $  0.090   $  0.085   $  0.260   $  0.245
                                     ========   ========   ========   ========

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets


                                                    (Unaudited)
                                                      March 31       June 30
Assets                                                  2002           2001
------------------------------------------------------------------------------
(In thousands)

Current assets:
Cash and cash equivalents                          $   11,106     $   36,254
Receivables, net                                      139,510        137,384
Inventories                                            31,466         32,835
Subscription acquisition costs                         47,250         43,237
Broadcast rights                                       22,714         13,487
Deferred income taxes                                  19,465         19,262
Supplies and prepaids                                   9,648          8,623
                                                   ----------     ----------
Total current assets                                  281,159        291,082

Property, plant and equipment                         371,160        362,072
  Less accumulated depreciation                      (172,135)      (158,274)
                                                   ----------     ----------
Net property, plant and equipment                     199,025        203,798

Subscription acquisition costs                         30,580         31,947
Broadcast rights                                       13,673          7,929
Other assets                                           30,924         33,020
Goodwill and other intangibles (at original
  cost less accumulated amortization of
  $199,399 on March 31 and $180,229 on June 30)       850,407        869,971
                                                   ----------     ----------

Total assets                                       $1,405,768     $1,437,747
                                                   ==========     ==========















See accompanying Notes to Interim Condensed Consolidated Financial Statements

                                                    (Unaudited)
                                                      March 31       June 30
Liabilities and Shareholders' Equity                    2002           2001
------------------------------------------------------------------------------
(In thousands except share data)

Current liabilities:
Current portion of long-term debt                  $   10,000     $   70,000
Current portion of long-term broadcast
  rights payable                                       28,600         18,600
Accounts payable                                       29,584         45,976
Accrued taxes and expenses                             89,783        105,133
Unearned subscription revenues                        139,290        131,697
                                                   ----------     ----------
Total current liabilities                             297,257        371,406

Long-term debt                                        400,000        400,000
Long-term broadcast rights payable                     24,045         17,158
Unearned subscription revenues                        101,620         89,605
Deferred income taxes                                  71,976         59,245
Other noncurrent liabilities                           53,713         52,425
                                                   ----------     ----------
Total liabilities                                     948,611        989,839
                                                   ----------     ----------

Shareholders' equity:
Series preferred stock, par value $1 per share
  Authorized 5,000,000 shares; none issued                 --             --
Common stock, par value $1 per share
  Authorized 80,000,000 shares; issued and
  outstanding 39,204,367 at March 31 and
  39,247,701 at June 30 (net of treasury shares,
  28,485,794 at March 31 and 27,823,898 at
  June 30.)                                            39,204         39,248
Class B stock, par value $1 per share,
convertible to common stock
  Authorized 15,000,000 shares; issued and
  outstanding 10,393,352 at March 31 and
  10,544,174 at June 30.                               10,393         10,544
Retained earnings                                     412,630        402,393
Accumulated other comprehensive loss                   (3,553)        (1,967)
Unearned compensation                                  (1,517)        (2,310)
                                                   ----------     ----------
Total shareholders' equity                            457,157        447,908
                                                   ----------     ----------

Total liabilities and shareholders' equity         $1,405,768     $1,437,747
                                                   ==========     ==========



See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                     Accum
                                   Add'l             Other     Unearned
                  Common  Class B Paid-in Retained   Comp.     Compensa-
(In thousands)     Stock   Stock  Capital Earnings  Inc(Loss)   tion     Total
-------------------------------------------------------------------------------
Balance at
 June 30, 2001   $39,248 $10,544      --  $402,393  $(1,967) $(2,310) $447,908
-------------------------------------------------------------------------------
Comprehensive income:
  Net earnings.....   --      --      --    35,251      --        --    35,251
  Other comprehen-
  sive loss, net...   --      --      --        --   (1,586)      --    (1,586)
                                                                        ------
Total comprehensive
  income...........                                                     33,665

Stock issued under
  various incentive
  plans, net of
  forfeitures......  547      --   6,220        --      --      (367)    6,400
Purchases of
  company stock.... (662)    (80)(11,712)  (12,137)     --        --   (24,591)
Conversion of
  class B to
  common stock.....   71     (71)     --        --      --        --        --
Dividends paid,
  31 cents per
  share
    Common stock...   --      --      --   (10,151)     --        --   (10,151)
    Class B stock..   --      --      --    (2,726)     --        --    (2,726)
Restricted stock
  amortized to
  operations.......   --      --      --        --      --     1,160     1,160
Tax benefit from
  incentive plans..   --      --   5,492        --      --        --     5,492
-------------------------------------------------------------------------------
Balance at
 March 31, 2002  $39,204 $10,393      --  $412,630  $(3,553) $(1,517) $457,157
-------------------------------------------------------------------------------

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


Nine Months Ended March 31                                2002       2001
---------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
  Net earnings                                         $ 35,251   $ 59,394
Adjustments to reconcile net earnings to
net cash provided by operating activities:
  Depreciation and amortization                          40,544     38,471
  Amortization of broadcast rights                       28,323     25,780
  Payments for broadcast rights                         (25,472)   (28,609)
  Changes in assets and liabilities:
    Accounts receivable (net)                            (2,126)       103
    Inventories                                           1,369       (493)
    Supplies and prepayments                             (1,960)    (1,668)
    Subscription acquisition costs                       (2,646)     3,721
    Accounts payable                                    (16,392)   (16,266)
    Accruals                                            (10,633)   (13,118)
    Unearned subscription revenues                       19,608     (1,167)
    Deferred income taxes                                13,542      9,942
    Other noncurrent liabilities                           (550)       746
                                                       --------   --------
Net cash provided by operating activities                78,858     76,836
                                                       --------   --------
Cash flows from investing activities:
  Additions to property, plant, and equipment           (16,517)   (44,574)
  Changes in investments and other                        2,419     (4,213)
                                                       --------   --------
Net cash used by investing activities                   (14,098)   (48,787)
                                                       --------   --------
Cash flows from financing activities:
  Long-term debt incurred                                15,000     85,000
  Repayment of long-term debt                           (75,000)   (85,000)
  Proceeds from common stock issued                       6,400      5,791
  Purchases of company stock                            (24,591)   (34,972)
  Dividends paid                                        (12,877)   (12,254)
  Other                                                   1,160        928
                                                       --------   --------
Net cash used by financing activities                   (89,908)   (40,507)
                                                       --------   --------
Net decrease in cash and cash equivalents               (25,148)   (12,458)
Cash and cash equivalents at beginning of year           36,254     22,861
                                                       --------   --------
Cash and cash equivalents at end of period             $ 11,106   $ 10,403
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

b. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The company bases its estimates on historical experience and other assumptions, as appropriate, concerning the carrying values of its assets and liabilities. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimates of future revenues; and, provisions for returns of magazines and book sold, which are based primarily on historical experience. The company re-evaluates its estimates on an ongoing basis. Actual results could differ from those estimates.

c. Goodwill and other intangibles

The unamortized portion of intangible assets consisted of the following:

                                         (unaudited)
                                          March 31      June 30
                                            2002          2001
        (In thousands)                    --------      --------
        Federal Communications
           Commission (FCC) licenses      $408,827      $417,434
        Goodwill                           234,940       240,768
        Television network affiliation
           agreements                      191,647       196,217
        All other                           14,993        15,552
                                          --------      --------
        Total unamortized portion
           of intangible assets           $850,407      $869,971
                                          ========      ========

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)


d. Earnings per share

The following table presents the calculations of earnings per share:

                                        (unaudited)          (unaudited)
                                       Three Months          Nine Months
                                      Ended March 31        Ended March 31
                                      2002      2001        2002      2001
(In thousands except per share)     -------   -------     -------   -------

Net earnings                        $17,884   $18,884     $35,251   $59,394
                                    =======   =======     =======   =======

Basic average shares outstanding     49,428    49,881      49,502    50,058
Dilutive effect of stock options      1,457     1,488       1,332     1,331
                                    -------   -------     -------   -------
Diluted average shares outstanding   50,885    51,369      50,834    51,389
                                    =======   =======     =======   =======
Basic earnings per share            $   .36   $   .38     $   .71   $  1.19
                                    =======   =======     =======   =======
Diluted earnings per share          $   .35   $   .37     $   .69   $  1.16
                                    =======   =======     =======   =======


Antidilutive options excluded from the above calculations totaled 488,000 options at March 31, 2002 (with a weighted average exercise price of $40.84) and 643,000 options at March 31, 2001 (with a weighted average exercise price of $39.98).

Options to purchase 528,000 shares were exercised during the nine months ended March 31, 2002 (357,000 options were exercised in the nine months ended March 31, 2001).


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


                        Jun-30-2001                            Mar-31-2002
                          Accrual       Cash         Other       Accrual
     Description          Balance     Payments   Adjustments     Balance
     -----------------   --------     --------     --------     --------
     (In thousands)
     Personnel costs     $ 15,716     $ (9,261)    $   (174)    $  6,281
                         ========     ========     ========     ========

Payments made during the period were for enhanced retirement benefits, severance and outplacement charges. The other adjustments represent accelerated amortization of restricted stock. A total of 53 jobs were eliminated during the first nine months of fiscal 2002, in addition to the 155 positions eliminated during fiscal 2001. The majority of the accrued personnel costs are expected to be paid out over the next 6 months.

Meredith also recorded a nonrecurring charge in fiscal 2000 related to the closing of certain operations that no longer fit the company's business objectives. The charge totaled $23.1 million ($19.1 million after tax) or 36 cents per share for asset write-downs ($16.8 million), contractual obligations ($3.8 million) and personnel costs ($2.5 million). The personnel costs related to the termination of 29 employees, all of whom had left the company by June 30, 2001. Fiscal 2000 activity related to this charge consisted of noncash balance sheet adjustments of $18.5 million and cash payments of $1.4 million, leaving an accrual balance of $3.2 million at June 30, 2000. During fiscal 2001 additional cash payments of $1.1 million were made and $1.2 million of the accrual was deemed no longer necessary and was reversed. The reversal reduced the amount of the nonrecurring charge recorded in fiscal 2001. The result was an accrual balance of $0.9 million at June 30, 2001. Since that date, cash payments totaling $0.1 million have been made, reducing the accrual to $0.8 million at March 31, 2002. The remaining accrual balance relates primarily to contractual obligations and will be settled over the next two fiscal years.

3. Assets held for disposal

On March 22, 2002, Meredith Corporation reached an agreement to exchange its Orlando and Ocala, Fla., television stations with News Corporation and Fox Television Stations, Inc. for station KPTV, a UPN affiliate in Portland, Ore. The proposed transaction, which is subject to regulatory approval, creates a Meredith duopoly in Portland where the company currently owns KPDX-TV, a Fox affiliate. The transaction is expected to close either late in fiscal 2002 or early in fiscal 2003. The carrying value of the net assets of the two stations, which are included in the Broadcasting segment, was $25.7 million at March 31, 2002. These assets are considered as being held for disposal and,
                                     - 9 -

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)


effective April 1, 2002, will no longer be depreciated or amortized. Depreciation and amortization expense on these assets totaled approximately $1.8 million in the first nine months of fiscal 2002. The financial impact of the duopoly on operating results is not expected to be material. Meredith, however, will record a one-time gain on the exchange. The amount of the gain can not be quantified at this time.


4. Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 33 percent and 31 percent are under the LIFO method at March 31, 2002 and June 30, 2001, respectively.

                                            (unaudited)
                                              March 31     June 30
                                                2002         2001
          (In thousands)                      -------      -------

          Raw materials                       $13,520      $13,480
          Work in process                      16,418       20,830
          Finished goods                        7,480        6,477
                                              -------      -------
                                               37,418       40,787
          Reserve for LIFO cost valuation      (5,952)      (7,952)
                                              -------      -------
          Total                               $31,466      $32,835
                                              =======      =======


5. Debt

At March 31, 2002, debt outstanding consisted of $210 million outstanding under two variable-rate bank credit facilities and $200 million outstanding in fixed-rate unsecured senior notes issued to five insurance companies. The debt agreements include certain financial covenants related to debt levels and coverage ratios. As of March 31, 2002, the company was in compliance with all debt covenants.

On April 9, 2002, Meredith retired the $210 million outstanding under the bank credit facilities using $10 million of cash and $200 million of proceeds from borrowings under a new debt structure. The new debt consists of: $100 million in fixed-rate unsecured senior notes, with an average maturity of 5.5 years, issued to five insurance companies; $20 million outstanding under a new five-year $150 million variable-rate revolving credit facility; and, $80 million outstanding under a $100 million asset-backed commercial paper program that is renewable annually. This refinancing allows Meredith to take advantage

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)


of favorable long-term interest rates and to diversify funding sources. The interest rate on the variable-rate revolving credit facility is based on a spread over LIBOR determined by the company's leverage ratio. The interest rate on the asset-backed commercial paper program is based on a fixed spread over the commercial paper cost to the lender. The weighted average interest rate on debt outstanding at April 9, 2002 was approximately 6.5 percent.

Each of the debt agreements includes certain covenants, including financial covenants related to debt levels and coverage ratios. All of the debt agreements include a financial covenant related to the ratio of debt to earnings before interest, taxes, depreciation and amortization or "EBITDA". In addition, all of the debt agreements include a financial covenant related to either the ratio of EBITDA to interest expense or the ratio of earnings before interest and taxes to interest expense.

The company expects to maintain compliance with these, as well as all other debt covenants. Failure to comply could result in the debt becoming payable on demand.

The asset-backed commercial paper facility renews annually in April. Meredith has the ability and the intent to renew the facility each year and, therefore, the principal is shown as due on April 9, 2007, the facility termination date.

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)


A summary of the long-term debt outstanding on April 9, 2002 follows:

--------------------------------------------------
(In thousands)
Variable-rate credit facilities:
  Revolving Credit Facility of
    $150 million, due 4/5/2007            $ 20,000
  Asset-backed commercial paper program
    of $100 million, due 4/9/2007           80,000

Private placement notes:
  6.51% senior notes, due 3/1/2005          75,000
  6.57% senior notes, due 9/1/2005          50,000
  6.65% senior notes, due 3/1/2006          75,000
  6.39% senior notes, due 4/1/2007          50,000
  6.62% senior notes, due 4/1/2008          50,000
                                          --------
Total long-term debt                      $400,000
                                          ========


Principal payments under the new debt structure due in succeeding fiscal years are:
                  Years ended June 30            (In thousands)
                  -------------------            -------------
                        2003                        $     --
                        2004                              --
                        2005                          75,000
                        2006                         125,000
                        2007                         150,000
                        2008                          50,000
                                                    --------
                  Total long-term debt              $400,000
                                                    ========

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)


6. Derivative Financial Instruments

At March 31, 2002, Meredith had entered into interest rate swap contracts to pay fixed-rates of interest (average 5.4 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 2.0 percent) on $176 million notional amount of indebtedness. This resulted in approximately 85 percent of Meredith's underlying variable-rate debt being subject to fixed interest rates. The swap contracts expire in May 2002 and June 2004. The notional amount varies over the terms of the contracts. The average notional amount of indebtedness outstanding under the contracts is $195 million in fiscal 2002, $166 million in fiscal 2003 and $132 million in fiscal 2004.

The fair market value of the interest rate swap contracts was a liability of $4.4 million at March 31, 2002. Assuming no change in interest rates, the estimated amount of the loss expected to be reclassified into earnings over the next 12 months is $2.4 million. The net gain or loss on the ineffective portion of these interest rate swap contracts was not material in any period.

As a result of the debt refinancing on April 9, 2002, Meredith has $76.3 million notional amount of swap contracts that no longer, as of that date, meet the qualifications for hedge accounting. The fair market value of these swap contracts was a liability of approximately $2.1 million as of April 9, 2002. All future changes in the fair market value of the liability will affect future net earnings. The expense related to the liability has been recorded in other comprehensive income (loss). Based on an assessment of the current facts and circumstances, this amount will be amortized into interest expense over the remaining life of the swap contracts. This assessment will be re-evaluated on an ongoing basis. If in the future, management determines that it is probable that the level of variable-rate debt will not exceed or match the total notional amount of the swap contracts, the amount in accumulated other comprehensive income (loss) will be immediately recorded in earnings.


7. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income primarily consists of changes in the fair market value of interest rate swap contracts in addition to net earnings. Fiscal 2001 comprehensive income also included a cumulative-type transition net gain for the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and subsequent amendments, of $2.5 million. Total comprehensive income (in thousands) for the three-month periods ended March 31, 2002 and 2001, was $19,124 and $17,355, respectively. Total comprehensive income for the nine-month periods ended March 31, 2002 and 2001, was $33,665 and $58,443, respectively.

                             MEREDITH CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)


8. Segment Information
                                    (unaudited)              (unaudited)
                                    Three Months             Nine Months
                                   Ended March 31           Ended March 31
                                 -------------------     -------------------
                                   2002       2001         2002       2001
(In thousands)                   --------   --------     --------   --------

Revenues
  Publishing                     $199,576   $213,385     $542,789   $580,529
  Broadcasting                     58,801     58,922      184,166    202,688
                                 --------   --------     --------   --------
  Total revenues                 $258,377   $272,307     $726,955   $783,217
                                 ========   ========     ========   ========

Operating profit
  Publishing                     $ 40,700   $ 39,879     $ 80,004   $ 97,955
  Broadcasting                        781      3,272       11,197     34,868
  Unallocated corporate expense    (5,803)    (4,439)     (14,725)   (11,515)
                                 --------   --------     --------   --------
  Income from operations         $ 35,678   $ 38,712     $ 76,476   $121,308
                                 ========   ========     ========   ========

Depreciation and amortization
  Publishing                     $  2,949   $  2,247     $  8,509   $  6,679
  Broadcasting                      9,932     10,038       30,123     29,889
  Unallocated corporate               613        562        1,912      1,903
                                 --------   --------     --------   --------
   Total depreciation
     and amortization            $ 13,494   $ 12,847     $ 40,544   $ 38,471
                                 ========   ========     ========   ========

EBITDA
  Publishing                     $ 43,649   $ 42,126     $ 88,513   $104,634
  Broadcasting                     10,713     13,310       41,320     64,757
  Unallocated corporate            (5,190)    (3,877)     (12,813)    (9,612)
                                 --------   --------     --------   --------
  Total EBITDA                   $ 49,172   $ 51,559     $117,020   $159,779
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

EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation and amortization and excludes the nonrecurring income from the demutualization of an insurance company. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In addition, the calculation of EBITDA and similarly titled measures may vary between companies.




Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


The following discussion presents the key factors that have affected the company's business in the third quarter and first nine months of fiscal 2002 and fiscal 2001. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the company's Form 10-K for the year ended June 30, 2001. All per-share amounts refer to diluted earnings per share and are computed on a post-tax basis.

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

In March 2002, Meredith announced it had agreed to exchange its Orlando and Ocala, Fla., television stations with News Corporation and Fox Television Stations, Inc., for station KPTV, a UPN affiliate in Portland, Ore. The proposed transaction, which is subject to regulatory approval, creates a Meredith duopoly in Portland where the company currently owns KPDX-TV, a FOX affiliate. A duopoly, the ownership of two stations in a market, offers increased efficiency while providing stronger outlets for advertisers and viewers. The assets of Orlando and Ocala stations will no longer be depreciated or amortized, as they are considered as held for disposal.

Depreciation and amortization expense on these assets totaled approximately $1.8 million in the first nine months of fiscal 2002. The financial impact of the duopoly on operating results is not expected to be material. Meredith, however, will record a one-time gain on the exchange. The amount of the gain
can not be quantified at this time.   Meredith also announced it had negotiated
new, five-year affiliation agreements for all of its FOX-affiliated stations.


                              Results of Operations


                                      Three Months           Nine Months
                                     Ended March 31         Ended March 31
     Description                     2002      2001         2002      2001
     --------------------------   --------   --------    --------   --------
    (In thousands)

     Total revenues               $258,377   $272,307    $726,955   $783,217
                                  ========   ========    ========   ========

     Income from operations       $ 35,678   $ 38,712    $ 76,476   $121,308
                                  ========   ========    ========   ========

     Net earnings                 $ 17,884   $ 18,884    $ 35,251   $ 59,394
                                  ========   ========    ========   ========

     Diluted earnings per share   $   0.35   $   0.37    $   0.69   $   1.16
                                  ========   ========    ========   ========
   Other data:
   Earnings before
       special items            $ 17,884   $ 18,884    $ 34,007   $ 59,394
                                  ========   ========    ========   ========
   Diluted earnings per share
         before special items     $   0.35   $   0.37    $   0.67   $   1.16
                                  ========   ========    ========   ========


Fiscal 2002 third quarter net earnings were $17.9 million, or 35 cents per share, compared to prior-year third quarter net earnings of $18.9 million, or 37 cents per share. For the nine months ended March 31, 2002, net earnings were $35.3 million, or 69 cents per share. This included the one-time receipt of $2.0 million ($1.2 million after-tax or 2 cents per share) from the demutualization of an insurance company with which Meredith holds policies. Excluding that nonrecurring item, fiscal year-to-date earnings were $34.0 million, or 67 cents per share compared to net earnings of $59.4 million, or $1.16 per share, in the prior-year period. The earnings decline in both the quarter and nine-month period resulted primarily from a decline in advertising revenue which was partially mitigated by Meredith's cost reduction efforts. The decline in Meredith's operating earnings was partially offset by lower net interest expense which resulted primarily from lower levels of debt outstanding. The weighted-average number of shares outstanding declined 1 percent in both periods due to company share repurchases.

Third quarter revenues were $258.4 million compared to prior-year third quarter revenues of $272.3 million. Revenues for the nine months ended March 31, 2002 were $727.0 million versus $783.2 million in the prior-year period. Adjusting for the impact of discontinued magazine titles, comparable prior-year revenues were $263.8 million in the quarter and $760.8 million for the nine-month period. A nationwide slowdown in the demand for advertising, that was exacerbated by the September 11 terrorist attacks, affected both magazine and broadcasting advertising over the first nine months of fiscal 2002. Third quarter broadcasting advertising revenues improved from double-digit percentage declines versus the prior-year quarters in the first two quarters to be flat with the prior-year third quarter. Broadcasting advertising revenues in the first nine months of fiscal 2002 were also affected by the absence of political revenues, which were significant in the prior-year due to the November 2000 elections, and by several days of commercial-free news coverage of the September 11 terrorist attacks. Other revenues, which consist primarily of revenues from book publishing and integrated marketing operations, were also down in both the quarter and year-to-date period reflecting lower sales volumes due to the ongoing weakness in the United States economy.

Operating costs and expenses decreased 5 percent in the third quarter and were down 2 percent for the nine-month period compared to the respective prior-year periods. Production, distribution and editorial costs decreased 7 percent in the quarter and 6 percent in the year-to-date period. The decreases were due to the absence of costs for discontinued magazine titles included in the prior year, volume-related declines in manufacturing and paper costs, and lower paper prices. Partially offsetting these favorable variances were higher postal rates and higher amortization of broadcasting rights. Selling, general and administrative expenses decreased 3 percent in the third quarter but were up 2 percent in the nine months ended March 31, 2002, largely due to the timing of subscription acquisition efforts. In comparison to the prior year, more subscription acquisition mailings were undertaken in the first half of the fiscal year and fewer in the third fiscal quarter resulting in higher costs for the current nine-month period, but lower costs in the third quarter. Other factors affecting selling, general and administrative expenses included lower costs attributable to the absence of discontinued titles included in the prior year, higher employee benefit costs and higher unallocated corporate expenses. Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, increased to $5.8 million in the third quarter and to $14.7 million for the nine-month period from $4.4 million and $11.5 million in the respective prior-year periods. The increases primarily reflected higher pension and consulting expenses. The increase in consulting expenses related to a review of vendor relationships and an analysis of opportunities for process improvements and the related implementation.

Meredith recorded a nonrecurring charge of $25.3 million in fiscal 2001 primarily for costs related to a reduction in workforce and the write-down of certain assets. In addition, the company recorded a charge of $9.9 million in fiscal 2001 for the write-down of certain broadcasting programming rights to net realizable value. The workforce reduction program and the programming write-down were expected to result in the reduction of certain costs in fiscal 2002. The anticipated savings were achieved, but as expected, these savings were largely offset by other cost increases.

The Company's effective tax rate in the third quarter and nine-month period was
38.7 percent, the same as the prior-year third quarter and fiscal year.

Looking forward, fourth quarter comparable magazine advertising pages and revenues, as well as broadcasting advertising bookings, are currently up in the mid-single digits on a percentage basis. Television advertising bookings are as of a point in time and actual results may differ. The advertising recession appears to have bottomed out. Management is guardedly optimistic but believes it is still too early to predict a sustained recovery. The publishing and broadcasting businesses continue to see a lot of variability in the advertising markets. In addition, June is typically a volatile month in broadcast advertising, coming off the May sweeps and entering the summer. As of April 30, 2002, analysts earnings estimates for the fourth quarter of fiscal 2002 ranged from 33 to 37 cents per share. Management believes earnings at the upper end of that range are achievable.

Looking ahead to fiscal 2003, management believes the continuing uncertainty of the economic climate make precise guidance difficult. At this time, management foresees a gradual recovery during the first half of fiscal 2003, with further strengthening in the second half. If this pattern is correct, management expects earnings per share growth of 10 to 20 percent in fiscal 2003, excluding any impact due to the adoption of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets".

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Meredith will adopt this standard, as required, effective July 1, 2002. Upon adoption, goodwill and intangible assets with an indefinite life will no longer be amortized, but instead will be tested for impairment at least annually. These assets will also be reviewed for impairment upon adoption and any transitional impairment losses will be recorded as the cumulative effect of a change in accounting principle. The FASB also issued SFAS No. 141, "Business Combinations," in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies criteria that must be met for the recognition of intangible assets separate from goodwill. Upon adoption of SFAS No. 142, Meredith will be required to evaluate its existing intangible assets and make any necessary reclassifications in order to conform to these new criteria.

At this time, management estimates that no longer amortizing goodwill and intangible assets with an indefinite life will result in earnings per share increasing by either 24 cents or 31 cents per share on an annual basis, depending upon whether network affiliation agreements are indefinite-lived assets. The company is in the preliminary stages of assessing the amount of any transitional impairment losses that may result from the adoption of these standards. Such amounts are not quantifiable at this time, however impairment losses as a result of the adoption of SFAS No. 142 could be material.

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


                              Three Months           Nine Months
                             Ended March 31         Ended March 31
     Description             2002      2001         2002      2001
     ----------------     --------   --------    --------   --------
     (In thousands)

     Total revenues       $ 1,386    $  1,838    $ 3,385    $  4,449
                          ========   ========    ========   ========

     Operating loss       $   (83)   $ (1,396)   $(3,191)   $ (5,178)
                          ========   ========    ========   ========


Third quarter interactive media revenues decreased to $1.4 million from $1.8 million in the prior-year quarter. In the nine months ended March 31, 2002, interactive media revenues were $3.4 million compared to $4.4 million in the prior-year period. The declines reflected lower advertising revenues.

Interactive media incurred operating losses of $0.1 million in the third quarter and $3.2 million in the first nine months of fiscal 2002. This compares to operating losses of $1.4 million and $5.2 million in the respective prior-year periods. The reduction of the operating losses resulted from savings associated with the online acquisition of magazine subscriptions and other cost reduction efforts.


Publishing
----------
                              Three Months            Nine Months
                             Ended March 31         Ended March 31
     Description             2002      2001         2002      2001
     ----------------     --------   --------    --------   --------
     (In thousands)
     Revenues
       Advertising        $ 89,045   $100,594    $235,452   $262,212
       Circulation          68,628     69,106     195,288    196,956
       Other                41,903     43,685     112,049    121,361
                          --------  --------    --------   --------
     Total revenues       $199,576   $213,385    $542,789   $580,529
                          ========   ========    ========   ========
     Operating profit     $ 40,700   $ 39,879    $ 80,004   $ 97,955
                          ========   ========    ========   ========

Third quarter publishing revenues were $199.6 million compared to $213.4 million in the prior-year third quarter. For the nine months ended March 31, 2002, revenues were $542.8 million versus $580.5 million in the prior-year period. Excluding the impact of discontinued properties, comparable prior-year revenues were $204.9 million for the quarter and $558.1 million for the nine months. Discontinued properties include Golf for Women, Family Money and Mature Outlook magazines, as well as the California Tourism Publications and the Better Homes and Gardens syndicated television show. The following discussion excludes the prior-year revenues of these discontinued properties.

Comparable magazine advertising revenues decreased 6 percent in the quarter and were down 5 percent year-to-date. First quarter magazine advertising revenues, where all issues had closed advertising sales prior to September 11, were up slightly. The impact of the terrorists attacks on advertising and the economy in general, was evident in the second fiscal quarter with advertising revenues down 13 percent. Third quarter advertising revenues were down 6 percent, reflecting some improvement from the second quarter. Advertising pages and revenues were down at most magazine titles in both the third quarter and fiscal year-to-date. Lower average net revenues per page were also a factor at many titles. Better Homes and Gardens and Ladies' Home Journal, the company's two largest circulation titles, reported advertising revenue percentage declines in the low-single digits and mid-single digits, respectively, in both the third quarter and year-to-date period. At Better Homes and Gardens advertising pages were up slightly in the quarter and were flat for the year-to-date, while revenues declined from lower average revenues per page. The decline at Ladies' Home Journal was primarily related to fewer advertising pages sold. Among the mid-size and smaller books, the most significant advertising revenue declines were at Traditional Home and Successful Farming magazines. A decline in advertising pages affected both titles and lower average revenues per page were also a factor for Successful Farming.

Total magazine advertising pages were down 7 percent on a comparable basis in the quarter. There was a strengthening in the home and building category, however ad pages declined in the retail, pharmaceuticals and travel categories.

Comparable magazine circulation revenues increased 2 percent in both the quarter and in the nine-month period. The growth reflected increased newsstand sales of Special Interest Publications and craft titles.

Other publishing revenues were down 3 percent in the third quarter versus a decline of 16 percent in the fiscal second quarter. Revenues were down 6 percent in the year-to-date period on a comparable basis. Revenues from book publishing increased in the third quarter, but were still down for the nine-month period. Third quarter sales volumes were down in the integrated marketing businesses, but the decline was less severe than in the prior-quarter. Management believes the declines were a result of the general economic downturn.

Publishing operating profit was $40.7 million in the fiscal 2002 third quarter compared to $39.9 million in the prior-year third quarter. For the nine months ended March 31, 2002, publishing operating profit was $80.0 million versus $98.0 million in the prior-year period. The increase in third quarter operating profit resulted primarily from lower subscription acquisition costs and lower paper prices. Partially offsetting these improvements was the profit impact of lower advertising revenues. In the year-to-date period, operating profit declined from lower advertising revenues and higher subscription acquisition costs. Also contributing were volume-related declines in book publishing and integrated marketing operating profits and higher postal rates. Partially offsetting these unfavorable items was the benefit of lower magazine paper prices. Average paper prices were approximately 14 percent lower in the quarter and 9 percent lower in the nine-month period than a year earlier.

The variance in subscription acquisition costs reflected a previously disclosed shift in the timing of promotional mailings toward the first half of the fiscal year. This shift resulted in a $2.7 million increase in costs in the first nine-months of the year and a $5.7 million decline in costs in the third quarter versus the prior-year periods. Total fiscal 2002 subscription acquisition costs related to direct mail efforts are expected to be about the same as such costs in fiscal 2001.

Looking forward, the paper market remains soft but postal rates will increase on June 30, 2002. Meredith will benefit from lower paper prices as a result of contracts entered into effective January 1, 2002. Average paper prices in the fourth quarter of fiscal 2002 are expected to be down in the low-to-mid teens on a percentage basis from a year earlier. Regarding postal rates, the United States Postal Service will increase postage rates for periodicals approximately 10 percent effective June 30, 2002. These rate increases will affect postal costs in the first quarter of fiscal 2003 and beyond.


Broadcasting
------------
                              Three Months           Nine Months
                             Ended March 31         Ended March 31
     Description             2002      2001         2002      2001
     ----------------     --------   --------    --------   --------
     (In thousands)
     Revenues
       Advertising        $ 56,906   $ 56,865    $178,921   $197,441
       Other                 1,895      2,057       5,245      5,247
                          --------   --------    --------   --------
     Total revenues       $ 58,801   $ 58,922    $184,166   $202,688
                          ========   ========    ========   ========
     Operating profit     $    781   $  3,272    $ 11,197   $ 34,868
                          ========   ========    ========   ========


Fiscal 2002 third quarter revenues were $58.8 million compared to prior-year third quarter revenues of $58.9 million. In the first nine months of fiscal 2002, revenues were $184.2 million, down 9 percent from $202.7 million in the prior-year period. Third quarter advertising revenues were equal to those of the prior-year third quarter following declines in the low-teens, on a percentage basis, in the first two quarters of fiscal 2002. The declines in the first half of the fiscal year reflected the ongoing weakness of the television advertising market, the effect of the September 11 terrorist attacks and the absence of political revenues recorded in the prior-year due to the biennial nature of elections. Net political revenues totaled $14.2 million in the first half of fiscal 2001. Excluding political advertising, revenues were down 3 percent for the nine-month period.

Television advertising revenues have been weak across the industry for several quarters. The terrorist attacks on September 11 had an immediate worsening effect on those revenues. Meredith's September advertising revenues, which had been pacing flat with the prior year, ended the month down 20 percent. Part of the decline resulted from the stations' commercial-free news coverage for several days following September 11, as well as the impact of the postponement of the immediately following weekend's sporting events. The balance of the decline reflected the dramatic slowdown in advertising following the attacks. Third quarter national advertising equaled that of the prior-year third quarter ending a string of six consecutive quarters of double-digit percentage declines in national advertising, excluding political revenues. Local advertising revenue was also flat in the third quarter. Results varied by market, but in general the company's six FOX affiliates, which benefited from the Super Bowl that ran on CBS in the prior year, and one NBC affiliate outperformed the CBS affiliates.

Operating profit was $0.8 million in the third quarter compared to $3.3 million in the prior-year third quarter. In the first nine months of fiscal 2002, operating profit was $11.2 million versus $34.9 million in the comparable prior-year period. The decline in third quarter operating profit reflected a 4 percent increase in operating costs that resulted primarily from higher amortization of broadcast programming rights. Excluding broadcast rights amortization, operating costs increased 1 percent in the third quarter due largely to higher employee benefit costs. The decline in operating profit in the nine-month period was mostly due to lower advertising revenues. Operating costs increased 3 percent compared to the prior-year period. As in the quarter, the cost increases reflected higher amortization of broadcast rights and higher employee benefit costs. Increased payroll costs related to the expansion of news programming over the first half of the year also contributed.

                        Liquidity and Capital Resources


                                                                  Percent
     Nine Months ended March 31           2002         2001       Change
     ----------------------------      ---------    ---------     -------
     (In thousands)
     Net earnings                      $  35,251    $  59,394       (41)%
                                       =========    =========      =====

     Cash flows from operations        $  78,858    $  76,836         3 %
                                       =========    =========      =====

     Cash flows used by investing      $ (14,098)   $ (48,787)       71 %
                                       =========    =========      =====

     Cash flows used by financing      $ (89,908)   $ (40,507)     (122)%
                                       =========    =========      =====

     Net decrease in cash
       and cash equivalents            $ (25,148)   $ (12,458)     (102)%
                                       =========    =========      =====

     EBITDA                            $ 117,020    $ 159,779       (27)%
                                       =========    =========      =====


Cash and cash equivalents decreased by $25.1 million in the first nine months of fiscal 2002 compared to a decrease of $12.5 million in the corresponding prior-year period. The decline primarily reflected increased use of cash for the repayment of debt, partially offset by lower spending for property, plant and equipment and for the repurchase of company stock. Cash provided by operating activities increased slightly from $76.8 million to $78.9 million in the current period in spite of a decline in net earnings. The increase in cash provided by operations resulted from favorable changes in working capital accounts. Those changes included an increase in unearned subscription revenues due to the timing of mailings and favorable changes associated with broadcast rights.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes the nonrecurring income from the demutualization of an insurance company. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow. EBITDA in the first nine months of fiscal 2002 decreased 27 percent from the prior-year period due primarily to the advertising revenue-related decline in operating results. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. In addition, the calculation of EBITDA and similarly titled measures may vary between companies.

At March 31, 2002, debt outstanding consisted of $210 million outstanding under two variable-rate bank credit facilities and $200 million outstanding in fixed-rate unsecured senior notes issued to five insurance companies. Meredith has reduced its debt outstanding by $60 million during the first nine months of fiscal 2002. The debt agreements include certain financial covenants related to debt levels and coverage ratios. As of March 31, 2002, the company was in compliance with all debt covenants.

On April 9, 2002, Meredith retired the $210 million outstanding under the bank credit facilities using $10 million of cash and $200 million of proceeds from borrowings under a new debt structure. The new debt consists of: $100 million in fixed-rate unsecured senior notes, with an average maturity of 5.5 years, issued to five insurance companies; $20 million outstanding under a new five-year $150 million variable-rate revolving credit facility; and, $80 million outstanding under a $100 million asset-backed commercial paper program that is renewable annually. This refinancing allows Meredith to take advantage of favorable long-term interest rates and to diversify funding sources. Funds for the payment of interest and principal on the debt are expected to be provided by cash generated from future operating activities.

The following table presents long-term debt maturities (based on debt as of April 9, 2002), required payments under contractual agreements for broadcast rights and future minimum lease payments under non-cancelable leases as of March 31, 2002 (in thousands):

                                             Payments Due by Period
                               ------------------------------------------------
                                        Less than     1-3       4-5     After 5
Contractual Obligations         Total     1 year     years     years     years
-------------------------------------------------------------------------------
Long-term Debt                 400,000        --    75,000    275,000    50,000
Operating Leases                58,936     6,012    12,162     11,767    28,995
Broadcast Rights               111,958    41,273    57,786     11,196     1,703
                              -------------------------------------------------
Total Contractual Cash
   Obligations                 570,894    47,285   144,948    297,963    80,698
                              =================================================

The contractual obligations for broadcast rights shown above includes $59.3 million for broadcast rights that are not currently available for broadcast and are therefore not included in the Condensed Consolidated Balance Sheet at March 31, 2002. Meredith Corporation also has commitments, in the form of standby letters of credit and other guarantees, totaling $1.0 million. Approximately half of the commitments expire within 9 months and the balance is long-term.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire in May 2002 and June 2004. The notional amount varies over the remaining terms of the contracts. The company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements. The weighted-average interest rate on debt outstanding at April 9, 2002, was approximately 6.5 percent.

As a result of the debt refinancing on April 9, 2002, Meredith has $76.3 million notional amount of swap contracts that no longer, as of that date, meet the qualifications for hedge accounting. The fair market value of these swap contracts was a liability of approximately $2.1 million as of April 9, 2002. All future changes in the fair market value of the liability will affect future net earnings. The expense related to the liability has been recorded in other comprehensive income (loss). Based on current facts and circumstances, this amount will be amortized into interest expense over the remaining life of the swap contracts. This assessment will be re-evaluated on an ongoing basis. If in the future, management determines that it is probable that the level of variable-rate debt will not exceed or match the total notional amount of the swap contracts, the amount in accumulated other comprehensive income (loss) will be immediately recorded in earnings.

As part of Meredith's ongoing share repurchase program, the company spent $24.6 million to repurchase an aggregate of 742,000 shares of Meredith Corporation common stock at then current market prices in the first nine months of fiscal 2002. This compares with spending of $35.0 million for the repurchase of 1.1 million shares in the corresponding prior-year period. The company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of March 31, 2002, the number of shares authorized for future repurchase was approximately 1.7 million shares. The status of this program is reviewed at each quarterly Board of Directors meeting.

Dividends paid in the first nine months of fiscal 2002 were $12.9 million, or 26 cents per share, compared with $12.3 million, or 24.5 cents per share, paid in the prior-year period.

Spending for property, plant and equipment decreased to $16.5 million from $44.6 million in the first nine months of fiscal 2001. The decline reflected higher spending in the prior-year period for the purchase of replacement aircraft and associated facilities, construction of a new broadcasting facility for the Atlanta television station and the purchase of equipment for the introduction of local news programming at the Portland television station. The broadcasting segment anticipates spending between $6 and $10 million over the next 6 months for the initial transition to digital technology at six stations. Five of the company's stations have already made this initial transition. The company has no other material commitments for capital expenditures. Funds for capital expenditures are expected to be provided by cash from operating activities or, if necessary, borrowings under credit agreements.

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

On April 9, 2002 Meredith refinanced its existing debt. The following discussion is based on the new debt structure. At April 9, 2002, Meredith had outstanding $100 million in variable-rate debt under its bank facility and asset-backed commercial paper program and $300 million in fixed-rate long-term debt. The company has historically used interest rate swap contracts to effectively convert a substantial portion of its variable-rate obligations to fixed-rate obligations. Therefore, there was no material earnings or liquidity risk associated with the company's variable-rate obligations and the related interest rate swap contracts. The fair market value of the variable-rate obligations approximates the carrying amount due to the periodic resetting of interest rates. The fair market value of the interest rate swaps is the estimated amount, based on discounted cash flows, the company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would result in a $5.8 million cost to terminate the swap contracts compared to the current cost of $4.4 million at March 31, 2002.

As a result of the debt refinancing and a reduction in variable-rate obligations, Meredith has $76.3 million notional amount of interest rate swap contracts that as of April 9, 2002 no longer currently hedge variable rate obligations. Therefore Meredith is subject to earnings and liquidity risk on this portion of the swap contracts based on changes in interest rates.

There is no earnings or liquidity risk associated with the company's fixed rate debt. The fair market value of the debt, based on discounted cash flows using borrowing rates currently available for debt with similar terms and maturities, varies with changes in interest rates. A 10 percent decrease in interest rates would result in a fair market value of ($310.0 million) compared to the current fair market value of ($302.0 million) at April 9, 2002.

There has been no material change in the market risk associated with broadcast rights payable since June 30, 2001.

PART II - OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    4.1 Credit Agreement dated as of April 5, 2002 among Meredith Corporation, as Borrower, the Lenders listed herein, Fleet National Bank, as Administrative Agent and Issuing Lender, Bank One, NA and Wells Fargo Bank, National Association, each as Co-Syndication Agent and Suntrust Bank, Central Florida, National Association, as Documentation Agent, with Fleet Securities, Inc. having acted as Lead Arranger.

    4.2 $100 million Note Purchase Agreements dated as of April 1, 2002 among Meredith Corporation, as issuer and seller, and named purchasers.

    4.3 First Amendment to Note Agreements dated as of March 1, 2002 among Meredith Corporation, as issuer and seller, and named purchasers.

   10.1 Receivables Sale Agreement dated as of April 9, 2002 among Meredith Corporation, as Sole Initial Originator and Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation), as buyer.

   10.2 Receivables Purchase Agreement dated as of April 9, 2002 among Meredith Funding Corporation, as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Corporation, The Financial Institutions from time to time party hereto and Bank One, NA (Main Office Chicago), as Agent.

(b) Reports on Form 8-K

    During the third quarter of fiscal 2002, the company filed the following reports on Form 8-K:

    On January 8, 2002, reporting under Item 5 the text of a management presentation at Salomon Smith Barney Media Conference on January 8, 2002.

    On January 29, 2002, reporting under Item 5 the text of a news release dated January 29, 2002, reporting earnings for the second fiscal quarter and six months ended December 31, 2001 and the script of a conference call concerning that news release.

    On February 25, 2002 reporting under Item 5 the text of a management presentation at the Merrill Lynch Advertising/Marketing and Education/ Information Conference on February 25, 2002.

    On March 5, 2002, reporting under Item 5 the text of a management presentation at the Bear Stearns 2002 Entertainment, Media & Information Conference on March 5, 2002.

    On March 22, 2002, reporting under Item 5 the texts of two news releases, each dated March 22, 2002. One release updated the earnings outlook for the third fiscal quarter ended March 31, 2002 and the second release announced a television station trade agreement with News Corporation and Fox Television Stations, Inc., and a new affiliation agreement with respect to all of Meredith's Fox affiliates.

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










Date:  May 13, 2002