Form 10-K
period 2002-06-30
MEREDITH CORP
filed 2002-09-20
CIK 65011

Click here for HIGHLIGHTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

Commission file number 1-5128
MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: 515 - 284-3000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
Title of class
Class B Stock, par value $1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

The registrant estimates the aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 2002, was $1,301,569,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2002:

Common shares	39,159,080
Class B shares	10,294,120

Total common and class B shares	49,453,200

DOCUMENT INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K

Certain portions of the Registrant's	Part III to the extent described
Proxy Statement for the Annual	therein.
Meeting of Shareholders to be
held on November 11, 2002

PART I

Item 1.   Business

 General

Meredith Corporation was founded in 1902 by Edwin Thomas Meredith and incorporated in Iowa in 1905.  Since its beginnings in agricultural publishing, the Company has expanded to include mass audience and special interest publications designed to serve the home and family market.  In 1948, Meredith entered the television broadcasting business. The Company now owns and operates eleven television stations in locations across the continental United States.  These publishing and broadcasting businesses and associated trademarks have been the core of Meredith's success.  In addition, the Company has used its assets to expand into interactive media and integrated marketing operations.  Meredith is one of the nation's leading media companies.

The Company has two business segments:  publishing and broadcasting.  The publishing segment includes:  16 magazine brands, including Better Homes and Gardens and Ladies' Home Journal, and approximately 130 special interest publications; book publishing with nearly 300 books in print; integrated marketing relationships with some of America's leading companies; an extensive Internet presence, including 23 web sites and multi-year alliance agreements with leading Internet providers America Online and Microsoft Network (MSN); brand licensing relationships; and other related operations.  Meredith's consumer database, which contains more than 60 million names, is the largest domestic database among media companies and enables advertisers to precisely target marketing campaigns. The broadcasting segment includes the operations of 11 network-affiliated television stations, consisting of five CBS affiliates, four FOX affiliates, one NBC affiliate and one UPN affiliate. Virtually all of the Company's revenues are generated and assets reside within the United States.  There are no material intersegment transactions.

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

The Company had 2,569 employees at June 30, 2002 (including 135 part-time employees).

Business Developments - Fiscal 2002

In June 2002, Meredith Corporation exchanged its Orlando and Ocala, FL, television stations for station KPTV, a UPN affiliate in Portland, OR.  The transaction with News Corporation and Fox Television Stations, Inc., created a Meredith duopoly in Portland where the Company already owns KPDX-TV, a Fox affiliate. A duopoly, defined as the ownership of two stations in a single market, offers increased efficiency while providing stronger outlets for advertisers and viewers. The exchange is expected to result in a revenue reduction of approximately $10 million in fiscal 2003, but it is not expected to have a material effect on operating results. For financial reporting purposes, Meredith recorded the exchange as two simultaneous but separate events:  the sale of the two Florida stations, for which a nonoperating gain was recognized, and the acquisition of the Portland station, which was treated as an asset purchase.  The nonoperating gain on the sale of the Florida stations was $61.8 million ($37.9 million after-tax), or 74 cents per share, based on the fair value of the assets acquired as determined by an independent appraisal. The fair value of $90.0 million also represented the purchase price of the Portland station.

The information required by this item regarding financial information about industry segments is set forth on pages F-51 to F-52 of this Form 10-K and is incorporated herein by reference.

Description of Business

PUBLISHING

Publishing represented 74 percent of the Company's consolidated revenues in fiscal 2002.

Magazine

Magazine operations include 16 magazine brands that appeal primarily to consumers in the home and family market.  Key advertising and circulation information for major subscription titles is as follows:

Title		Frequency	Year-end Rate Base	Ad Pages

Better Homes and Gardens - Home service
	Fiscal 2002	Monthly	7,600,000	1,865
	Fiscal 2001	Monthly	7,600,000	1,801

Ladies' Home Journal - Women's service
	Fiscal 2002	Monthly	4,100,000	1,210
	Fiscal 2001	Monthly	4,100,000	1,222

Country Home - Home decorating
	Fiscal 2002	8x/year	1,100,000	790
	Fiscal 2001	8x/year	1,000,000	719

Midwest Living - Regional travel and lifestyle
	Fiscal 2002	Bimonthly	815,000	690
	Fiscal 2001	Bimonthly	815,000	648

Traditional Home - Home decorating
	Fiscal 2002	7x/year	825,000	716
	Fiscal 2001	Bimonthly	800,000	716

MORE - Women's service (age 40+)
	Fiscal 2002	10x/year	700,000	561
	Fiscal 2001	8x/year	600,000	561

WOOD - Woodworking projects and techniques
	Fiscal 2002	8x/year	550,000	335
	Fiscal 2001	9x/year	550,000	387

Successful Farming - Farm information
	Fiscal 2002	12x/year	442,000	539
	Fiscal 2001	12x/year	442,000	624

Rate base is the circulation guaranteed to advertisers.  Actual circulation is tracked by the Audit Bureau of Circulation which issues periodic statements for audited magazines.  Ad pages are as reported to Publisher's Information Bureau, Agricom, or if unreported, as calculated by the publisher using a similar methodology.

Better Homes and Gardens magazine, the Company's flagship, accounts for a significant percentage of revenues and operating profit of the Company and the publishing segment.  Meredith's other magazines brands, in addition to those listed above, are Country Gardens; Renovation Style; Creative Home; Decorating; Do It Yourself; Garden Deck & Landscape; Garden Shed; and American Patchwork & Quilting.  Meredith also has a 50 percent interest in a monthly Australian edition of Better Homes and Gardens magazine.

The Company also publishes a group of Special Interest Publications, primarily under the Better Homes and Gardens and Creative Collection banners, that are typically sold on the newsstand. These titles are issued from one to six times annually.  Titles published quarterly or bimonthly include Beautiful New Homes; Bedroom & Bath Ideas; Decorating; Do It Yourself; Garden, Deck & Landscape; Garden Shed; Home Planning Ideas; Kitchen and Bath Ideas; 100 Ideas series; Paint Decor;  Quick & Easy Decorating; Remodeling Ideas; Scrapbooks etc.; and Window & Wall Ideas.  Approximately 130 issues were published in fiscal 2002.

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

Advertising

Years ended June 30	2002	2001	2000

(In thousands)
Advertising revenues	$325,505	$352,482	$387,064

Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of the Company's larger magazines offer advertisers different regional and demographic editions which contain the same basic editorial material but permit advertisers to concentrate their advertising in specific markets or to target specific audiences.  The Company sells two primary types of magazine advertising:  display and direct-response.  Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted forms).  Most of the Company's advertising pages and revenues are derived from run-of-press display advertising. Meredith Corporate Solutions creates multi-platform marketing programs by bringing together all Meredith resources to solve clients' advertising and marketing issues.

Circulation

Years ended June 30	2002	2001	2000

(In thousands)
Circulation revenues	$261,640	$257,410	$269,640

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

Other

Years ended June 30	2002	2001	2000

(In thousands)
Other revenues	$146,106	$163,283	$154,427

Other revenues include sales of books, integrated marketing and other custom publishing projects, ancillary products and services and revenues from brand licensing agreements.

The Company publishes and markets a line of nearly 300 consumer home and family service books, published primarily under the Better Homes and Gardens trademark and the Ortho® and The Home Depot® names.  They are sold through retail book and specialty stores, mass merchandisers and other means.  Sixty-nine new or revised titles were published during fiscal 2002.  Meredith has contracts with The Scotts Company and The Home Depot USA, Inc., to produce and sell books under the Ortho® and The Home Depot® names, respectively.

Meredith Integrated Marketing offers advertisers and other external clients integrated strategies that combine all of Meredith's custom capabilities.  Meredith's consumer database, which contains more than 60 million names, is the largest domestic database among media companies and enables magazine and television advertisers to precisely target marketing campaigns.  These marketing programs are important because they provide revenue sources that are independent of advertising and circulation.  Fiscal 2002 clients include Principal Financial Group; Carnival Cruise Lines; Iams; and Kraft Foods, Inc.

Production and Delivery

The major raw materials essential to this segment are coated publication and book-grade papers. Meredith supplies all of the paper for its magazine production and most of the paper for its book production.  Paper prices declined in fiscal 2002 resulting in lower average paper prices compared to the prior year.  The price of paper is driven by overall market conditions and, therefore, is difficult to predict.  Management anticipates paper prices will increase as demand grows over the next year. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies of paper for planned publishing requirements.

The Company has printing contracts with several major printers for all of its magazine titles. All of the Company's published books are manufactured by outside printers.  Book manufacturing contracts are generally on a title-by-title basis.

Postage is also a significant expense to this segment due to the large volume of magazine and subscription promotion mailings.  The publishing operations continually seek the most economical and effective methods for mail delivery.  Accordingly, certain cost-saving measures, such as pre-sorting and drop-shipping to central postal centers, are utilized.  The United States Postal Service raised rates in January and July 2001 which resulted in a combined rate increase of approximately 13 percent for Meredith.  Postal rates were increased again on June 29, 2002, resulting in a cost increase of nearly 10 percent.  Industry groups have raised serious questions about the financial stability of the Postal Service.  Additional requests for rate increases are expected in the future and changes in the level of service are possible.  Meredith continues to work with others in the industry and through trade organizations, to encourage the Postal Service to eliminate inefficiencies and to moderate future rate increases.  However, the Company cannot predict what impact future changes in the Postal Service and postal rates will have on its publishing business.

Paper, printing and postage costs accounted for approximately 40 percent of the publishing segment's fiscal 2002 operating costs.

Fulfillment services for the Company's magazine operations are provided by a third party. National newsstand distribution services are also provided by a third party under a multi-year agreement.

Competition

Publishing is a highly competitive business.  The Company's magazines, books, and related publishing products and services compete with other mass media and many other types of leisure-time activities.  Overall competitive factors in this segment include price, editorial quality and customer service.  Competition for advertising dollars in magazine operations is primarily based on advertising rates, reader response to advertisers' products and services and effectiveness of sales teams.  Better Homes and Gardens and Ladies' Home Journal compete for readers and advertising dollars primarily in the women's service magazine category.  Both are part of a group known as the "Seven Sisters," which also includes Family Circle, Good Housekeeping, Rosie, Redbook and Woman's Day magazines, published by other companies.  In fiscal 2002, the combined advertising revenue market share of Better Homes and Gardens and Ladies' Home Journal magazines totaled approximately 40 percent of the Seven Sisters market.  Their share exceeded that of each of the three other publishers included in the Seven Sisters.

BROADCASTING

Broadcasting represented 26 percent of the Company's consolidated revenues in fiscal 2002.
The Company's television stations as of September 2002 are:

Station, Channel, Market, Network Affiliation, Frequency (1)	TV Homes In DMA	DMA National Rank (2)	Expiration Date of FCC License	Average Audience Share (3)	Commercial TV Stations In Market (4)

WGCL-TV, Ch. 46	1,971,000	9	4-1-2005	6.3%	3 VHF
Atlanta, Ga.					8 UHF
(CBS) UHF

KPHO-TV, Ch. 5	1,524,000	16	10-1-2006	7.8%	7 VHF
Phoenix, Ariz.					8 UHF
(CBS) VHF

KPTV, Ch. 12	1,061,000	23	2-1-2005	7.0%	4 VHF
Portland, Ore.					4 UHF
(FOX) VHF

KPDX-TV, Ch. 49	1,061,000	23	2-1-2007	6.0%	4 VHF
Portland, Ore.					4 UHF
(UPN) UHF

WFSB-TV, Ch. 3	980,000	27	4-1-2007	13.5%	2 VHF
Hartford/New Haven, Conn.					7 UHF
(CBS) VHF

WSMV-TV, Ch. 4	881,000	30	8-1-2005	14.0%	3 VHF
Nashville, Tenn.					7 UHF
(NBC) VHF

KCTV, Ch. 5	853,000	33	2-1-2006	13.3%	3 VHF
Kansas City, Mo.					5 UHF
(CBS) VHF

WHNS-TV, Ch. 21	792,000	35	12-1-2004	5.3%	3 VHF
Greenville, S.C./Spartanburg, S.C./Asheville, N.C.					5 UHF
(FOX) UHF

KVVU-TV, Ch. 5	585,000	52	10-1-2006	7.3%	4 VHF
Las Vegas, Nev.					7 UHF
(FOX) VHF

WNEM-TV, Ch. 5	467,000	64	10-1-2005	14.8%	2 VHF
Flint/Saginaw/Bay City, Mich.					3 UHF
(CBS) VHF

KFXO-TV, Ch. 39	47,000	201	2-1-2007	7.3%	2 UHF
Bend, Ore.
(FOX) UHF

(1)      VHF (very high frequency) stations transmit on channels 2 through 13; UHF(ultra high frequency) stations transmit on channels 14 to 69.  Technical factors and area topography determine the market served by a television station.

(2)      Designated Market Area (DMA), is a Registered Trademark of, and is defined by, Nielsen Media Research.  The national rank is the 2002-2003 DMA ranking based on estimated television households in the market.

(3)      Average audience share represents the estimated percentage of households using television tuned to the station.  The percentages shown reflect the average total day shares (9 AM to midnight) for the May 2001, July 2001, November 2001, and February 2002 measurement periods.

(4)      The number of commercial television stations reported is year 2001 data from BIA's "Investing in Television Market Report 2002" dated February 2002.

Operations

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

All of the Company's television stations are network affiliates. Generally a network affiliation agreement provides the station the exclusive right to broadcast network programming in its local service area.  In return, the network has the right to sell commercial advertising within the network programs. In some instances, the network compensates the local stations by paying an amount based on the television station's network affiliation agreement. In addition, the affiliated stations make payments to the network for certain specified programming such as professional football. Affiliation with a national network has an important influence on a station's advertising rates. In connection with the exchange transaction with News Corporation and FOX Television Stations, Inc., Meredith signed new affiliation agreements for all of its FOX-affiliated stations which expire in June 2007.  In September 2002, Meredith moved the FOX affiliation in Portland to KPTV. As a standard practice, the FOX network makes no cash payments to affiliates. In addition, the Company's FOX affiliates pay the FOX network in exchange for additional advertising spots in prime-time programming. The Company's five CBS affiliates have agreements which expire from November 2004 to April 2007. The Company's Nashville station has an affiliation agreement with NBC that expires in December 2006.  The Portland UPN affiliation was moved to KPDX under an agreement which expires in September 2003. While Meredith's relations with the networks have historically been good, the Company can make no assurances that these relationships will continue in the same manner over the long term.

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

Competition

Meredith television stations compete directly for advertising dollars and programming in each of their markets with other television stations and cable television providers.  Other mass media providers such as newspapers, radio, direct broadcast satellite and the Internet also provide competition for market advertising dollars and for entertainment and news information.  Competitive factors include market share, audience demographics and advertising rates. Audience acceptance of a station's programming, whether local, network or syndicated, affects the station's competitive position. Ownership consolidation continues to occur in the television broadcast industry which may affect local market competition for syndicated programming.  In addition, local television stations may face increased competition over the next several years due to the ability of new video service providers (e.g. telephone companies) to enter the industry.  The Company cannot predict the effects of these actions on the future results of Meredith's broadcasting operations.

Regulation

Television broadcasting operations are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act).  Under the Communications Act, the FCC performs many regulatory functions including granting of station licenses and determining regulations and policies which affect the ownership, operation, programming and employment practices of broadcast stations.  The FCC must approve all television licenses and therefore compliance with FCC regulations is essential to the operation of this segment.  The maximum term of broadcast licenses is eight years.  Management is not aware of any reason why its television station licenses would not be renewed by the FCC.  The Communications Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval.  The Telecommunication Act of 1996 allows broadcast companies to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 35 percent of U.S. television households.  In August 1999, the FCC issued regulations permitting the ownership of two stations in a market under certain circumstances.  As of June 30, 2002, the Company's household coverage is approximately 7.3 percent (based on the FCC method of calculation which includes 50 percent of the market size for UHF stations owned).

Congressional legislation and FCC rules are subject to change and these groups may adopt regulations that could affect future operations and profitability of the Company's broadcasting segment.  In April 1997, the FCC announced rules for the implementation of digital television (DTV) service.  Under these rules, all broadcasters who, as of April 3, 1997, held a license to operate a full-power television station or a construction permit for such a station were assigned, for an eight-year transition period, a second channel on which to initially provide separate DTV programming or simulcast its analog programming. Stations must construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located.  According to these rules, the Company's Atlanta, Phoenix, Hartford/New Haven and both Portland television stations are currently transmitting digital signals on specially assigned second channels.  Meredith's remaining stations, with the exception of KFXO, were scheduled to begin transmitting digital signals in May 2002.  Meredith obtained extensions from the FCC and expects to begin transmitting digital signals at the remaining stations by November 2002. At the end of the transition period analog television transmissions will cease.  The FCC expects to complete the transition to DTV by the later of the end of 2006 or when 85 percent of viewers have a means to watch a digital signal. The FCC has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary.  The impact of these rulings to Meredith is uncertain.  Digital conversion requires capital expenditures of approximately $2 million per station to transmit a digital signal and comply with current DTV requirements.

In April 2000, Meredith and other broadcasters dedicated a portion of their digital spectrum to create a wireless infrastructure to deliver content to consumers. Meredith owns a minority position in this new venture, named iBlast Networks, and will share in its revenues and operating results. These revenues and operating results are not expected to be material.

The information given in this section is not intended to be a complete listing of all regulatory provisions currently in effect.  The Company cannot predict what changes to current legislation will be adopted or determine what impact any changes could have on its television broadcasting operations.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF AUGUST 30, 2002)

Name	Age	Title	Executive Officer Since

William T. Kerr	61	Chairman and Chief Executive Officer	1991
Stephen M. Lacy	48	President - Publishing Group	1998
Jerome M. Kaplan	56	President - Magazine Group	2000
Kevin P. O'Brien	59	President - Broadcasting Group	2001
Leo R. Armatis	64	Vice President - Corporate Relations	1995
Suku V. Radia	51	Vice President - Chief Financial Officer	2000
John S. Zieser	43	Vice President - General Counsel	1999
		and Secretary

Executive officers are elected to one-year terms of office each November.  Mr. Kerr is a director of the Company.  Messers Kerr, Kaplan and Armatis have been employed by the Company for at least five years.  Mr. Lacy became president - Publishing group in November 2000.  He had previously served as president - Interactive & Integrated Marketing Group since March 2000.  He joined Meredith as vice president-chief financial officer in February 1998.  Prior to joining Meredith, Mr. Lacy had been, successively, vice president-chief financial officer, executive vice president, and president of Johnson & Higgins/Kirke-Van Orsdel, a Company that provided outsourced administrative services for employee benefit plans of Fortune 1000 companies, from 1992 until the time he joined Meredith. Mr. Kaplan previously served as a Publishing Group vice president/ publishing director.  His duties included direct responsibility for Better Homes and Gardens and Ladies' Home Journal magazines. Mr. O'Brien was named president - Broadcasting Group in November 2001. Prior to joining Meredith, he had worked for Cox Broadcasting for 15 years, most recently serving as executive vice president of the Cox Television Independent Group.  In this capacity he supervised five Cox stations around the United States and also served as vice president and general manager of Cox's FOX affiliate in San Francisco.  Mr. Radia joined Meredith as vice president-chief financial officer in March 2000.  Prior to that he had served as managing partner of the Des Moines office of KPMG LLP, a global professional services firm, since 1993.  Mr. Zieser became vice president-general counsel and secretary in January 1999.  Prior to joining Meredith, Mr. Zieser had been group president of First Data Merchant Services Corporation, a division of First Data Corporation (FDC), a leading provider of transaction processing and information services.  Mr. Zieser joined FDC in 1993 as legal counsel and was subsequently promoted to associate general counsel prior to his appointment to other senior management positions.

Item 2.    Properties

Meredith Corporation headquarters are located at 1716 and 1615 Locust Street and 1912 Grand Avenue, Des Moines, Iowa. The Company owns these buildings and is the sole occupant.

The publishing segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue in New York City.  The New York facility is used primarily as an advertising sales office for all Meredith magazines and headquarters for Ladies' Home Journal and MORE magazines.  The publishing segment also maintains ad sales offices, which are leased, in Chicago, San Francisco, Los Angeles, Detroit and several other cities.  These offices are adequate for their intended use.

The broadcasting segment operates from offices in the following locations: Atlanta, Ga.; Phoenix, Ariz.; Portland, Ore.; Hartford, Conn.; Nashville, Tenn.; Kansas City, Mo.; Greenville, S.C.; Asheville, N.C.; Las Vegas, Nev.; Flint, Mich.; Saginaw, Mich.; and Bend, Ore.  All of these properties, except those noted, are owned by the Company and are adequate for their intended use. The properties in Asheville, Flint and Bend are leased and are currently adequate for their intended use. As a result of the June 2002 acquisition of station KPTV, Meredith currently owns two buildings housing station facilities in Portland, Ore.  Over the next year, the Company plans to consolidate the operations of KPTV and KPDX-TV into one facility and sell the other building. Each of the broadcast stations also maintains an owned or leased transmitter site.

Item 3.    Legal Proceedings

There are various legal proceedings pending against the Company arising from the ordinary course of business.  In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of shareholders since the Company's last annual meeting held on November 12, 2001.

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

The principal market for trading Meredith's common stock is the New York Stock Exchange (trading symbol MDP).  There is no separate public trading market for Meredith's class B stock, which is convertible share-for-share at any time into common stock.  Holders of both classes of stock receive equal dividends per share.

The range of trading prices for the Company's common stock and the dividends paid during each quarter of the past two fiscal years are presented below.

	High	Low	Dividends

Fiscal 2002
First Quarter	$ 36.99	$ 26.50	$ .085
Second Quarter	36.60	30.95	.085
Third Quarter	42.74	33.95	.090
Fourth Quarter	45.00	38.04	.090

	High	Low	Dividends

Fiscal 2001
First Quarter	$ 35.00	$ 26.75	$ .080
Second Quarter	32.75	27.13	.080
Third Quarter	37.55	30.50	.085
Fourth Quarter	38.97	33.55	.085

Stock of Meredith became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947.  It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2002, there were approximately 1,800 holders of record of the Company's common stock and 1,100 holders of record of class B stock.

Item 6.    Selected Financial Data

The information required by this Item is set forth on pages F-2 and F-3 of this Form 10-K and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations

The information required by this Item is set forth on pages F-4 through F-20 of this Form 10-K and is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is set forth on page F-21 of this Form 10-K and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

The information required by this Item is set forth on pages F-22 through F-56 of this Form 10-K and is incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure

None.

PART III

 Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2002, under the caption "Election of Directors" and in Part I of this Form 10-K on page 11 under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2002, under the captions "Compensation of Executive Officers", "Retirement Programs and Employment Agreements" and "Board Committees, Meetings and Compensation - Compensation of the Board" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2002, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2002, in the last two paragraphs under the caption "Board Committees, Meetings and Compensation - Compensation of the Board" and under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth on the Index at page F-1.

(a)	1.	Financial Statements:

		Consolidated Balance Sheets as of June 30, 2002 and 2001
		Consolidated Statements of Earnings for the years ended June 30, 2002, 2001 and 2000

		Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000

		Consolidated Statements of Shareholders' Equity for the years ended June 30, 2002, 2001 and 2000

		Notes to Consolidated Financial Statements
		Independent Auditors' Report

(a)	2.	Financial Statement Schedule for the years ended June 30, 2002, 2001 and 2000:

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

	4.1

Note Purchase Agreement dated March 1, 1999 among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 1, 1999. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

	4.2

Credit Agreement dated April 5, 2002 among Meredith Corporation and a group of banks with Fleet National Bank, as Administrative Agent and Issuing Lender, is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

4.3

$100 million Note Purchase Agreements dated as of April 1, 2002 among Meredith Corporation, as issuer and seller, and named purchasers,  is incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

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

10.14

Receivables Sale Agreement dated as of April 9, 2002 among Meredith Corporation, as Sole Initial Originator and Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation), as buyer, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the period ended March 31, 2002.

10.15

Receivables Purchase Agreement dated as of April 9, 2002 among Meredith Funding Corporation, as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Corporation, The Financial Institutions from time to time party hereto and Bank One, N.A. (Main Office Chicago), as Agent, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on form 10-Q for the period ended March 31, 2002.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

(b)  Reports on Form 8-K

During the fourth quarter of fiscal 2002, the Company filed a report on Form 8-K on May 1, 2002, reporting under Item 5 the text of a news release dated May 1, 2002, reporting earnings for the third fiscal quarter and nine months ended March 31, 2002 and the script of a conference call held with analysts concerning that news release.

Also during the fourth quarter of fiscal 2002, the Company filed a report on Form 8-K on May 10, 2002, reporting under Item 5 the text of a management presentation at Bear Stearns Research Intensity Program on May 10, 2002.

Also during the fourth quarter of fiscal 2001, the Company filed a report on Form 8-K on June 20, 2002, reporting under Item 5 the text of a management presentation at the Mid-Year Media Review conference on June 20, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION

By /s/ John S. Zieser

John S. Zieser, Vice President- General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suku V. Radia	/s/ William T. Kerr

Suku V. Radia, Vice President- Chief Financial Officer (Principal Accounting and Financial Officer)	William T. Kerr, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ E. T. Meredith III	/s/ Herbert M. Baum

E. T. Meredith III Chairman of the Executive Committee and Director	Herbert M. Baum, Director

/s/ Mary Sue Coleman	/s/ Frederick B. Henry

Mary Sue Coleman, Director	Frederick B. Henry, Director

/s/ Joel W. Johnson	/s/ Robert E. Lee

Joel W. Johnson, Director	Robert E. Lee, Director

/s/ David J. Londoner	/s/ Philip A. Marineau

David J. Londoner, Director	Philip A. Marineau, Director

/s/ Mell Meredith Frazier	/s/ Nicholas L. Reding

Mell Meredith Frazier, Director	Nicholas L. Reding, Director

/s/ Jack D. Rehm

Jack D. Rehm, Director

Each of the above signatures is affixed as of September 18, 2002.

CERTIFICATIONS

I, William T. Kerr, certify that:

1.  I have reviewed this annual report on Form 10-K of Meredith Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2002

/s/ William T. Kerr

William T. Kerr, Chairman of the
Board, Chief Executive Officer and
Director (Principal Executive Officer)

I, Suku V. Radia, certify that:

1.  I have reviewed this annual report on Form 10-K of Meredith Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2002

/s/ Suku V. Radia

Suku V. Radia, Vice President-
Chief Financial Officer (Principal
Accounting and Financial Officer)

Index to Consolidated Financial Statements, Financial
Schedules and Other Financial Information

Selected Financial Data
Meredith Corporation and Subsidiaries

Years Ended June 30	2002	2001	2000	1999	1998

(In thousands except per share)
Results of operations:
Total revenues	$ 987,829	$1,043,451	$1,089,470	$1,029,804	$1,004,922

Net earnings	$ 91,381	$ 71,272	$ 71,030	$ 89,657	$ 79,858

Basic earnings per share	$ 1.85	$ 1.43	$ 1.38	$ 1.72	$ 1.51

Diluted earnings per share	$ 1.79	$ 1.39	$ 1.35	$ 1.67	$ 1.46

Dividends paid per share	$ 0.35	$ 0.33	$ 0.31	$ 0.29	$ 0.27

Financial position at June 30:
Total assets	$1,460,264	$1,437,747	$1,439,773	$1,423,396	$1,065,989

Long-term obligations	$ 429,331	$ 505,758	$ 541,146	$ 564,573	$ 244,607

General:

Prior years are reclassified to conform with the current-year presentation.

Significant acquisitions occurred:  in June 2002 with the exchange of WOFL and WOGX for KPTV; in March 1999 with the acquisition of WGCL; in September 1997 with the acquisition of WFSB; and in July 1997 with the purchase of KPDX, WHNS and KFXO.

Long-term obligations include the current and long-term amounts of available broadcast rights payable and company debt associated with continuing operations.

Net earnings:

Fiscal 2002 included nonoperating income of $63.8 million, or 76 cents per share, primarily reflecting a noncash gain from the disposition of two television stations, and a charge of $3.5 million, or 4 cents per share, for the write-off of interest rate swap contracts.

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

The following discussion presents the key factors that have affected Meredith Corporation's business over the last three years. This commentary should be read in conjunction with the Company's Consolidated Financial Statements and the 5-year selected financial data presented elsewhere in this annual report.  All per-share amounts refer to diluted earnings per share and are computed on an after-tax basis.

Sections of this annual report - and management's public commentary from time to time - may contain certain forward-looking statements that are subject to risks and uncertainties.  The words expect, anticipate, believe, likely, will, and similar terms generally identify forward-looking statements.  These statements are based on management's current knowledge and estimates of factors affecting the Company's operations.  Readers are cautioned not to place undue reliance on such forward-looking information; actual results may differ materially from those currently anticipated.

Factors that could adversely affect future results include but are not limited to downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; national or world events that could interrupt broadcast television nationally, regionally or in specific local markets; the unexpected loss of one or more major clients; changes in consumer reading, purchasing and/or television viewing patterns; unanticipated increases in paper, postage, printing or syndicated programming costs; changes in television network affiliation agreements and/or network affiliation relationships; technological developments affecting products or methods of distribution such as the Internet or e-commerce; changes in government regulations affecting the Company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate.  The Company re-evaluates its estimates on an ongoing basis.  Actual results may vary from those estimates.

The following are the accounting policies that management believes are most critical to the preparation of the Company's financial statements and require management's most difficult, subjective or complex judgments. These and other significant accounting policies are explained in the first note to the Consolidated Financial Statements.

Long-lived assets - As current events and circumstances warrant, management evaluates goodwill and intangible and other long-lived assets to determine whether adjustments to carrying values are needed. These evaluations may be based on undiscounted income and cash flow projections from the underlying business or from operations of related businesses as well as other economic and market variables.  The evaluations require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses. The section entitled Other Matters on page F-20 describes changes in accounting for goodwill and other intangible assets that will be effective in fiscal 2003.

Broadcast rights - Broadcast rights and the liabilities for future payments are recorded when the programs become available for airing. Amortization of broadcast rights is recorded on an accelerated basis over the contract period. Broadcast rights are valued at the lower of unamortized cost or net realizable value. The determination of net realizable value is based on management's expectations of future net revenues and is therefore highly subjective. Future revenues can be affected by changes in the level of advertising demand, competition from other television stations or other media, changes in television programming ratings, and changes in the planned usage of programming materials, among other factors. Changes such as these can lead to revised estimates of future net revenues and therefore result in the write-down of broadcast rights.

Revenue recognition - Revenues are recognized only when realized, or realizable, and earned.  Revenues, and the associated accounts receivable, are recorded net of provisions for estimated future returns, doubtful accounts, and other allowances.  The recognition of revenues from both the newsstand sale of magazines and the sale of books requires significant assumptions regarding reserves for future returns. The Company bases its estimates on historical experience and current conditions in the marketplace. Reserves are adjusted continually based on actual results. The Company has not experienced significant deviations between estimated and actual results.

Pension and postretirement expense - Pension and postretirement benefit expense are actuarially determined and include assumptions regarding discount rates, expected returns on plan assets and rates of increase in compensation and healthcare costs.  Management monitors trends in the marketplace and relies on guidance from specialists to arrive at these estimates. The estimates are reviewed annually and updated as deemed necessary. Nevertheless, these estimates are highly subjective and actual results may vary. Changes in these assumptions would affect associated assets and/or liabilities as well as benefit expense.

Special Items

Fiscal 2002

In June, Meredith exchanged its Orlando and Ocala, FL, television stations for station KPTV, a UPN affiliate in Portland, OR. The transaction with News Corporation and Fox Television Stations, Inc., created a Meredith duopoly in Portland where the Company already owned KPDX-TV, a FOX affiliate. A duopoly, defined as the ownership of two stations in a single market, offers increased efficiency while providing stronger outlets for advertisers and viewers. As part of the transaction Meredith also entered into new affiliation agreements for all of its FOX-affiliated stations.

Since the acquisition date the operations of the acquired property have been included in the Company's consolidated operating results. The exchange is expected to result in a revenue reduction of approximately $10 million in fiscal 2003, but it is not expected to have a material effect on operating results.

For financial reporting purposes, Meredith recorded the exchange as two simultaneous but separate events: the sale of the two Florida stations, for which a nonoperating gain was recognized, and the acquisition of the Portland station, which was treated as an asset purchase. The nonoperating gain on the sale of the Florida stations was $61.8 million ($37.9 million after-tax), or 74 cents per share, based on the fair value of the assets acquired as determined by an independent appraisal. The fair value of $90.0 million also represented the purchase price of the Portland station.

In the fourth quarter, Meredith recorded a charge in interest expense of $3.5 million ($2.1 million after-tax), or 4 cents per share, to write off the amount remaining in accumulated other comprehensive loss on a portion of its interest rate swap contracts.  The write-off came from fair market value adjustments. In April 2002, Meredith completed its debt refinancing that allowed the Company to take advantage of favorable long-term interest rates by replacing variable-rate debt with fixed-rate debt and to diversify funding sources.  As a result of this refinancing, the notional amount of interest rate swap contracts exceeded the variable-rate debt outstanding.  Management determined that it was probable the level of variable-rate debt would not increase to allow use of these swaps over the term of the swap contracts and therefore the write-off was required.

Also in the fourth quarter, Meredith recorded a charge of $3.7 million ($2.3 million after-tax), or 4 cents per share, for the write-down of certain broadcasting syndicated programming rights to net realizable value.

In December 2001, Meredith recorded nonoperating income of $2.0 million ($1.2 million after-tax), or 2 cents per share, from the demutualization of an insurance company with which Meredith holds policies.

Fiscal 2001

In response to a weakening economy and a widespread advertising downturn, management took steps to reduce the number of Meredith employees, including a one-time, voluntary early retirement program. Other selective workforce reductions were achieved through attrition, realignments and job eliminations. The Company also wrote off certain Internet investments and recorded other charges primarily related to the decision to discontinue certain publishing operations.  These costs were partially offset by the reversal of certain accruals no longer deemed necessary.  In combination, the actions resulted in a fourth-quarter nonrecurring charge of $25.3 million ($15.4 million after-tax), or 30 cents per share.

Expense for retirement benefits, severance and outplacement charges resulting from the employee reduction totaled $18.4 million in personnel costs. A total of 155 positions were eliminated during the fiscal year ended June 30, 2001.  The Company eliminated more than 50 additional positions during fiscal 2002. Approximately 70 percent of related costs had been paid by June 30, 2002. The payment of certain early retirement benefit costs will, however, extend for several more years.

The asset write-downs of $8.2 million consisted of the write-off of $6.0 million in investments in Internet-related alliances and $2.2 million for other charges.  Meredith ended its business relationships with two small Internet companies. A review of the fair value of the Company's investments in those two businesses, which included examination of financial information they provided, resulted in the write-off.  The remaining charges consisted primarily of costs associated with discontinuing Family Money magazine, Mature Outlook magazine, the Shop Online 1-2-3 supplement, and the Better Homes and Gardens television show.

The reversal of certain accruals reduced the nonrecurring charge by $1.3 million. These reversals came primarily from meeting certain contractual obligations for less than accrued amounts.

Meredith recorded a fourth quarter charge of $9.9 million ($6.1 million after-tax), or 12 cents per share, for the write-down of certain broadcasting syndicated programming rights to net realizable value.  A significant decline in first-run ratings for programming not yet available for airing was the primary factor in the writedown.

In May 2001, Meredith sold GOLF FOR WOMEN magazine to The Golf Digest Companies, a subsidiary of Advance Magazine Publishers, Inc., effective with the first issue of fiscal 2002. The sale resulted in a gain of $21.5 million ($13.1 million after-tax), or 26 cents per share.  Meredith also sold the assets of American Park Network, but the resulting gain was not material.

Fiscal 2000

In March, Meredith announced several major strategic initiatives: expansion and acceleration of Internet-related efforts Company-wide, improvement in circulation profitability, and elimination of operations that no longer fit the Company's business objectives.

To expand and accelerate the Internet-related efforts the Company committed to continued investment in the following: Internet and e-commerce activities, continued development of its consumer database, and strategic alliances and partnerships.  Incremental spending related to these initiatives reduced earnings by 1 cent per share in fiscal 2002, 5 cents per share in fiscal 2001 and 2 cents per share in fiscal 2000.

Investment spending related to the circulation initiatives reduced earnings by 6 cents per share in both fiscal 2002 and 2001 and by 10 cents per share in fiscal 2000.

The final initiative resulted in discontinuing Cross Stitch & Needlework and Decorative Woodcrafts magazines and certain other publishing operations.  In addition, the Company announced it would no longer publish Crayola Kids® magazine due to a disagreement with the licensor regarding the strategic direction of the magazine.  These discontinuations contributed to a nonrecurring charge of $23.1 million ($19.1 million after-tax), or 36 cents per share, consisting of asset write-downs ($16.8 million), contractual obligations ($3.8 million) and personnel costs ($2.5 million).

The asset write-downs primarily included the write-off of goodwill and other intangibles allocated to Cross Stitch & Needlework magazine, which was part of the acquisition of Craftways Corporation in 1988. The Company continued to operate other businesses included in the acquisition. Goodwill and intangibles associated with American Park Network, which the Company had decided to no longer publish, were also written off.  The intangible asset write-downs were expected to reduce future amortization expense by $2.5 million annually. In addition, the asset write-downs included the write-off of deferred subscription acquisition costs and prepaid editorial costs associated with the discontinued magazines. Net accounts receivable of the discontinued titles were expected to be collected; other tangible assets associated with the discontinued titles were deployed to other magazines.

Contractual obligations resulted from the discontinuations and from a comprehensive review of the impact of news expansion on film valuations at one television station. The personnel costs represented severance and outplacement expenses related to the involuntary termination of 29 employees as a result of the magazine closings and other restructuring efforts.  The discontinuations were expected to result in an annual reduction in revenues of approximately $25 million but were not expected to have a material impact on the publishing segment's operating profits.

Results of Operations

Years ended June 30	2002	Change	2001	Change	2000

(In millions except per share)

Total revenues*	$ 987.8	(5)%	$1,043.5	(4)%	$1,089.5

Nonrecurring items	$ --	nm	$ (25.3)	(10)%	$ (23.1)

Income from operations	$ 117.8	(7)%	$ 126.6	(22)%	$ 161.3

Nonoperating income	$ 63.8	197%	$ 21.5	nm	$ --

Net earnings	$ 91.4	28%	$ 71.3	--	$ 71.0

Diluted earnings per share	$ 1.79	29%	$ 1.39	3%	$ 1.35

Other data

Earnings before
special items**	$ 56.7	(29)%	$ 79.7	(12)%	$ 90.8

Diluted earnings per share
before special items**	$ 1.11	(28)%	$ 1.55	(10)%	$ 1.72

      nm - not meaningful

* Throughout this annual report, revenues have been restated to apply the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, which requires classification of certain cooperative advertising and product placement costs, previously recorded as selling expenses, as reductions in revenue. The reclassification affected both circulation and other revenues. As a result of applying these provisions, revenues and selling expenses were reduced equally by $10.9 million in fiscal 2002, $9.8 million in fiscal 2001 and $7.7 million in fiscal 2000. These reclassifications had no effect on operating profits or net earnings in any period.

** Special items include broadcast rights write-downs (pre-tax write-downs of $3.7 million in fiscal 2002, $9.9 million in fiscal 2001 and $1.1 million in fiscal 2000) and a pre-tax charge of $3.5 million in fiscal 2002 in interest expense for the write-off of interest rate swap contracts as well as the nonrecurring items and nonoperating income shown above.

Fiscal 2002 compared with 2001 - Net earnings were $91.4 million, or $1.79 per share, in fiscal 2002 compared with net earnings of $71.3 million, or $1.39 per share, in fiscal 2001.  Fiscal 2002 net earnings included the following special items: a charge of $3.7 million ($2.3 million after-tax) in production, distribution and editorial expenses for the write-down of broadcast rights to net realizable value; nonoperating income of $63.8 million ($39.1 million after-tax), primarily reflecting a noncash gain from the disposition of two television stations; and a charge in interest expense of $3.5 million ($2.1 million after-tax) for the write-off of interest rate swap contracts.  Special items in fiscal 2001 net earnings included a charge of $9.9 million ($6.1 million after-tax) in production, distribution and editorial expenses for the write-down of broadcast rights to net realizable value; a nonrecurring charge of $25.3 million ($15.4 million after-tax) for employee severance, asset write-downs and other costs; and nonoperating income of $21.5 million ($13.1 million after-tax), representing the gain from the sale of Golf for Women magazine. The following table shows the effects of the special items on earnings per share:

Years ended June 30	2002	2001

Diluted earnings per share before special items	$ 1.11	$ 1.55
Special items:
Nonoperating income	0.76	0.26
Nonrecurring items	--	(0.30)
Broadcasting rights write-down	(0.04)	(0.12)
Interest rate hedge write-down	(0.04)	--
Diluted earnings per share	$ 1.79	$ 1.39

Excluding special items, fiscal 2002 earnings were $56.7 million, or $1.11 per share, versus $79.7 million, or $1.55 per share, in fiscal 2001.  Fiscal 2002 results were dampened by a sharp downturn in advertising and consumer demand following the terrorist attacks of September 11, 2001. Business has since slowly rebounded, although month-to-month results have been volatile. In response to the business slowdown, management reduced costs by 2 percent from the prior year, excluding special items.

Revenues were $987.8 million versus revenues of $1,043.5 million in fiscal 2001. Comparable fiscal 2001 revenues (excluding discontinued publishing operations) were $1,014.9 million. The decline primarily reflected lower magazine and broadcasting advertising revenues. Broadcasting advertising revenues, which were weak prior to the terrorist attacks, fell sharply afterward. Several days of uninterrupted news coverage following the attacks and a $12.6 million decline in net political advertising revenues were also factors in the 6 percent decline. Magazine advertising revenues, which appeared to be rebounding from a weak market prior to the attacks, also dropped sharply and were down 3 percent on a comparable basis for the fiscal year. As the fiscal year progressed, advertising demand began to rebound as evidenced by a 4 percent increase in the fourth quarter of fiscal 2002 compared to the same period of fiscal 2001. Advertising revenues showed comparative declines in the first three quarters.  Circulation revenues increased 5 percent on a comparable basis, primarily as a result of increased magazine newsstand sales. Other revenues declined 9 percent on the same basis, due largely to lower sales volumes in Meredith's integrated marketing operations.

As previously mentioned, operating costs and expenses, excluding broadcast rights write-downs and nonrecurring items, decreased 2 percent in fiscal 2002.  Production, distribution and editorial costs decreased 5 percent, reflecting the absence of costs for discontinued titles included in the prior year, volume-related declines in manufacturing and paper costs, and lower paper prices.  Partially offsetting these favorable variances were higher postal rates in publishing and higher amortization of broadcasting rights. Selling, general and administrative expenses increased 1 percent due to higher subscription acquisition costs, increased employee benefit costs and higher unallocated corporate expenses.  These expense increases were partially offset by lower costs attributable to the absence of discontinued titles.  Unallocated corporate expenses (general corporate overhead expenses not attributable to the operating groups) increased to $19.4 million from $15.6 million in fiscal 2001.  The increase reflects higher consulting and pension expenses as well as costs to terminate an outsourcing contract. The increase in consulting expenses stemmed from a review of vendor relationships and an analysis of opportunities for process improvements and the related implementation. The increase in pension expense resulted from lower than expected returns on plan assets.  Pension expense calculations use numerous assumptions.  If actual results differ from these assumptions, expense in future periods may increase or decrease. The outsourcing contract termination is expected to result in lower costs going forward.

The Company's workforce reduction program (part of the nonrecurring charge recorded in fiscal 2001) and the fiscal 2001 write-down of broadcasting rights were expected to result in the reduction of certain costs in fiscal 2002. The anticipated savings were achieved but, as expected, were largely offset by other cost increases, primarily in employee benefits and postage. Company-wide compensation costs excluding benefits decreased 2 percent.  The average number of employees declined 6 percent from fiscal 2001.

Net interest expense increased slightly to $32.6 million in fiscal 2002. Interest expense included a charge of $3.5 million for a write-off related to Meredith's interest rate swap contracts. Excluding that charge, net interest expense was $29.1 million versus $31.9 million in fiscal 2001. The decline in expense was due primarily to lower average debt levels. Debt outstanding declined to $385.0 million from $470.0 million at June 30, 2001.

The Company's effective tax rate was 38.7 percent in both fiscal 2002 and 2001.

Outlook for fiscal 2003 - First quarter publishing advertising revenues and pages are both up in the low-single digits on a percentage basis.  On a same-station basis, broadcasting advertising bookings are currently pacing up in the mid-teens on a percentage basis compared to the prior-year first quarter. The same-station basis adjusts both periods to include the new Portland station, KPTV, but excludes the two Florida stations the Company no longer owns. Broadcasting pacing data is as of a point in time and subject to change. Two factors are playing a part in broadcasting's first quarter growth:  comparison against lost television revenues caused by the tragedies on September 11, 2001 and an increase in political television advertising because of the November 2002 elections.

Management believes the continued uncertainty of the economic climate makes precise guidance difficult. Early indicators lead management to expect first quarter fiscal 2003 earnings per share to be 20 to 30 percent higher than the 17 cents per share reported in the prior-year first quarter. For all of fiscal 2003 management currently expects earnings per share to be 10 to 20 percent higher than the $1.11 before special items reported in fiscal 2002. Therefore, including the benefit of the absence of amortization of goodwill and indefinite-lived intangibles (see Other Matters on page
F-20), management estimates that earnings for the first quarter of fiscal 2003 will range from 28 to 30 cents per share. On the same basis, management estimates that earnings for the fiscal year ended June 30, 2003, will range from $1.55 to $1.65 per share.

Fiscal 2001 compared with 2000 - Net earnings of $71.3 million, or $1.39 per share, were recorded in fiscal 2001, compared to net earnings of $71.0 million, or $1.35 per share, in fiscal 2000.  Fiscal 2001 net earnings included the following special items: a post-tax charge of $6.1 million, or 12 cents per share, in production, distribution and editorial expenses for the write-down of broadcast rights to net realizable value; a nonrecurring post-tax charge of $15.4 million, or 30 cents per share, for employee severance, asset write-downs and other costs; and a post-tax gain of $13.1 million, or 26 cents per share, from the sale of Golf for Women magazine.  Special items in fiscal 2000 net earnings included a post-tax charge of $0.7 million, or 1 cent per share, in production, distribution and editorial expenses for the write-down of broadcast rights to net realizable value; and a nonrecurring post-tax charge of $19.1 million, or 36 cents per share, for the write-down of nondeductible intangibles, severance payments and other charges primarily related to the closing of certain magazine titles.

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

Fiscal 2001 revenues were $1,043.5 million, compared to revenues of $1,089.5 million in fiscal 2000. Excluding discontinued magazine titles, comparable revenues were $1,029.3 million in fiscal 2001 versus $1,042.3 million in fiscal 2000.  The decline in comparable revenues primarily reflected lower magazine and broadcasting advertising revenues. Nonadvertising revenues increased 4 percent on a comparable basis, primarily reflecting growth in integrated marketing and book sales.

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

The Company's employment reduction programs were expected to lower costs by approximately $7 million in fiscal 2002. This was expected to affect both production, distribution and editorial expenses and selling, general and administrative expenses. The write-down of broadcasting rights was expected to result in a reduction of approximately $2 million in production, distribution and editorial expenses in fiscal 2002. However, these cost savings were expected to be somewhat offset by increases in costs for employee healthcare and pension expenses, higher postal rates and higher amortization of other broadcasting program rights.

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

The weighted average number of shares outstanding declined 3 percent in fiscal 2001 as a result of Company share repurchases.

Segment Information - Publishing

The publishing segment includes magazine and book publishing, integrated marketing, interactive media, brand licensing and other related operations.

Years ended June 30	2002	Change	2001	Change	2000

(In millions)

Revenues
Advertising	$325.5	(8)%	$352.5	(9)%	$387.1
Circulation	261.6	2%	257.4	(5)%	269.6
Other	146.1	(11)%	163.3	6%	154.4

Total revenues	$733.2	(5)%	$773.2	(5)%	$811.1

Operating profit*	$117.0	(12)%	$132.8	(4)%	$139.0

* Operating profit is reported before nonrecurring charges of $15.1 million in fiscal 2001 and $21.1 million in fiscal 2000.

Fiscal 2002 compared with 2001 - Publishing revenues declined 5 percent to $733.2 million from $773.2 million in fiscal 2001; adjusted for discontinued operations, they declined 2 percent from $744.7 million in fiscal 2001. Discontinued properties include GOLF FOR WOMEN, Family Money and Mature Outlook magazines as well as California Tourism Publications and the Better Homes and Gardens syndicated television show. The following comparisons exclude fiscal 2001 revenues from the discontinued properties.

Comparable magazine advertising revenues declined 3 percent in fiscal 2002, reflecting the decline in advertising pages sold following the September 11 terrorist attacks. The decline was widespread, affecting most categories of advertising and most of the Company's titles. Comparable advertising pages were down 2 percent, but interactive media advertising revenues increased slightly. A review of the change in advertising revenues by quarter versus the comparable prior-year quarter reveals the impact of the attacks and the slow recovery that followed. First quarter advertising revenues, when all issues were closed prior to September 11, were up 2 percent. Advertising revenues in the second quarter, when most issues closed after the attacks, were down 13 percent. The decline continued with some abatement in the third quarter, when advertising revenues were down 6 percent. The recovery was stronger in the fourth quarter when advertising revenues were up 5 percent. While the overall trend was clear, there was a certain amount of volatility between various issues within a title and among titles.

Management also took steps to build market share during these difficult times, which contributed to the recovery in revenues. These steps included initiatives designed to capture a greater share of publishing advertisers' budgets, specific market share incentives for sellers and a trade industry promotional program. These efforts were successful in achieving notable market share gains. The combined market share of Better Homes and Gardens and Ladies' Home Journal for the year ending with the July 2002 issues was 40 percent of the women's service field advertising revenues, up 2.5 percentage points from a year earlier. Country Home and Traditional Home magazines increased advertising revenue share in their competitive sets by 3 percentage points and 2 percentage points, respectively.

The events of September 11 did not have a significant effect on circulation. Comparable magazine circulation revenues increased 5 percent in fiscal 2002. The growth came primarily from increased newsstand sales of many titles including the Better Homes and Gardens Special Interest Publications, the Creative Collection titles and Ladies' Home Journal magazine. Subscription revenues also increased from higher sales of newer titles such as MORE magazine and higher average prices for several titles.  The revenue increase included a favorable adjustment to an accrual for retailer allowances resulting from the final settlement of a discontinued program. Excluding that adjustment, the circulation revenue increase was 4 percent.

Other publishing revenues declined 9 percent on a comparable basis, largely because of lower sales in integrated marketing. New business growth was insufficient to offset reduced volume and eliminated programs of existing integrated marketing clients. Revenues from book publishing also declined after September 11 but rebounded and were down just 2 percent for the fiscal year.

Publishing operating profit was $117.0 million in fiscal 2002, down 12 percent from $132.8 million before nonrecurring charges in fiscal 2001. The decline was primarily a result of lower advertising revenues and lower sales in integrated marketing operations. This revenue decline was partially offset by lower operating costs and expenses. Costs declined 4 percent in fiscal 2002, reflecting the absence of costs for the discontinued titles, management's cost control initiatives, lower paper prices, and a smaller investment in interactive media operations. Partially offsetting these cost declines were a postal rate increase of approximately 3 percent in July 2001 and higher costs for employee benefits.

Paper, printing and postage costs account for roughly 40 percent of the publishing segment's operating costs. As a result of weaker paper demand and newly negotiated vendor relationships,  the Company's average paper prices were approximately 11 percent lower in fiscal 2002. Paper prices are driven by overall market conditions and are difficult to predict, but management anticipates they will increase as paper demand grows over the next year.

Following a nearly 3 percent rate increase in July 2001, postal rates on periodicals increased an additional 10 percent on June 30, 2002. Additional requests for rate increases and changes in the level of service provided by the United States Postal Service are possible. Industry groups have raised serious questions about the financial stability of the Postal Service and are calling for the elimination of operational inefficiencies in an attempt to moderate future price increases. Management cannot predict what impact possible changes in service and rates will have on this segment's business.

Fiscal 2001 compared with 2000 - Publishing revenues declined 5 percent to $773.2 million in fiscal 2001, from $811.1 million in fiscal 2000. Excluding the impact of the discontinued titles, revenues declined slightly from $764.0 million in fiscal 2000 to $759.1 million in fiscal 2001. Discontinued titles include: Family Money, Mature Outlook, Country Home Antiques Extra, Crayola Kids® , Northwest WorldTraveler, Cross Stitch & Needlework and Decorative Woodcrafts magazines; the Shop Online 1-2-3 supplement; and the California Tourism publications. The following discussion excludes the revenues of these discontinued titles.

Comparable publishing advertising revenues declined 5 percent in fiscal 2001 versus fiscal 2000, reflecting fewer advertising pages sold due to a slowdown in the demand for advertising. This slowdown in demand was widespread, affecting most categories of advertising and most of the Company's titles. Comparable advertising pages for the group were down 4 percent. Some of the categories affected included home and building, packaged goods and retail.  One notable exception to the trend was the strong performance of  MORE magazine, which reported a 25 percent increase in advertising pages and a 45 percent increase in advertising revenue. Two additional issues of MORE were published in fiscal 2001 due to an increase in frequency.  The magazine also had a higher rate base compared to the prior year. Advertising revenues from the interactive media operations also increased versus the prior year.

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

Other publishing revenues grew 8 percent in fiscal 2001 on a comparable basis, primarily reflecting increased sales volumes in integrated marketing as a result of new and expanded custom publishing agreements. Growth in the volume of books sold and higher revenues for content creation services in the interactive media operations also contributed to the revenue increase.

Publishing operating profit before nonrecurring charges was $132.8 million in fiscal 2001, down 4 percent from $139.0 million in fiscal 2000. The decline in operating profit was primarily a result of lower advertising revenues. This revenue decline was partially offset by lower operating costs and expenses. Costs declined 4 percent in fiscal 2001, reflecting the absence of costs for the discontinued titles, management's cost control initiatives, lower subscription acquisition costs due to the timing of promotional mailings and lower magazine processing costs in the first half of the fiscal year. Partially offsetting these cost declines were higher magazine paper prices, a postal rate increase of nearly 10 percent in January 2001 and volume-related increases in custom publishing costs. In addition, Meredith increased its investment in interactive initiatives in an effort to grow that business.

Paper, printing and postage costs account for approximately 40 percent of the publishing segment's operating costs.  Average paper prices were approximately 3 percent higher in fiscal 2001 due to the timing of price changes. At June 30, 2001, paper prices were approximately 5 percent lower than the prices of one year earlier as a result of price declines during fiscal 2001.

Meredith continued to benefit from lower printing costs on a per-unit basis through the first half of  fiscal 2001. These benefits resulted from contracts entered into with major print suppliers that took effect in January 2000.

Postal rates increased nearly 10 percent in January 2001. In addition, rates increased nearly 3 percent on July 1, 2001.

Segment Information - Broadcasting

The broadcasting segment consists of the operation of network-affiliated television stations, including their interactive media operations.

Years ended June 30	2002	Change	2001	Change	2000

(In millions)

Revenues
Advertising	$247.2	(6)%	$263.3	(3)%	$271.0
Other	7.4	5%	7.0	(4)%	7.3

Total revenues	$254.6	(6)%	$270.3	(3)%	$278.3

Operating profit *	$ 20.2	(42)%	$ 34.7	(43)%	$ 60.5

* Operating profit is reported before nonrecurring charges of $8.1 million in fiscal 2001 and $2.0 million in fiscal 2000.

Fiscal 2002 compared with 2001 - Broadcasting revenues declined 6 percent, reflecting ongoing weakness in the demand for television advertising, exacerbated by the September 11 terrorist attacks and the absence of significant political revenues due to the biennial nature of elections. Net political advertising revenue totaled $1.7 million versus $14.2 million in fiscal 2001. Excluding political advertising, which is not entirely incremental, revenues were down 1 percent. The June 17 exchange of the Orlando and Ocala television stations for KPTV in Portland did not have a material effect on the segment's revenues or operating profit.

Television advertising revenues had been weak across the industry for several quarters prior to September 11. The terrorist attacks had an immediate worsening effect on revenues industrywide. Meredith's September advertising revenues, which had been pacing even with the prior year, ended the month down 20 percent. Part of the decline resulted from commercial-free news coverage the Company's stations provided for several days following September 11 and the postponement of the following weekend's sporting events.  The balance was caused by the dramatic slowdown in advertising following the attacks. Broadcasting revenues were down an average of 13 percent in the first and second fiscal quarters.  Revenues rebounded to be flat in the third quarter and up 4 percent in the fourth. Local revenues outperformed national revenues in the first half of the fiscal year; however, national revenues rebounded in the second half, ending a string of six consecutive quarters of double-digit percentage declines in national (excluding political) advertising.

Segment operating results included a charge of $3.7 million for the write-down of broadcast rights to net realizable value; the fiscal 2001 charge for such write-downs was $9.9 million.  Excluding these write-downs and the nonrecurring charges, operating profit fell to $27.0 million from $44.6 million in fiscal 2001. The decline reflected lower advertising revenues and a 2 percent cost increase that reflected higher amortization of broadcasting rights and employee compensation costs.

Fiscal 2001 compared with 2000 - Revenues declined 3 percent in fiscal 2001 due to an industrywide weakening in the demand for advertising. Partially offsetting this decline was an increase in political advertising for the November 2000 elections, especially at KCTV-Kansas City, WFSB-Hartford/New Haven and WNEM-Flint/Saginaw. Political advertising revenue totaled $14.2 million in fiscal 2001 versus $2.2 million in fiscal 2000. Excluding political advertising, which is not entirely incremental, revenues declined 7 percent. Most of the decline occurred in national advertising, which was down at nearly all of the Company's stations. The categories of automotive, retail and fast-food advertising  were weak across the group. Local advertising revenues were down less than 1 percent for the group. Strong growth in local advertising was reported at WOFL-Orlando and WGCL-Atlanta.

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

Liquidity and Capital Resources

Years ended June 30	2002	Change	2001	Change	2000

(In millions)

Net earnings	$ 91.4	29%	$ 71.3	--	$ 71.0

Cash flows from operations	$ 140.4	2%	$ 137.0	(7)%	$ 148.0

Cash flows from investing	$ (25.0)	35%	$ (38.7)	16%	$ (46.3)

Cash flows from financing	$ (123.4)	(45)%	$ (84.9)	6%	$ (89.9)

Net cash flows	$ (8.0)	(160)%	$ 13.4	13%	$ 11.8

Other data:
EBITDA	$ 175.2	(18)%	$ 213.4	(10)%	$ 237.8

Meredith's primary source of funds for operations is cash generated by operating activities. Debt financing is typically used for acquisitions. The Company's core businesses - magazine and book publishing and television broadcasting - have historically been strong cash generators. Despite the introduction of many new technologies such as the Internet and cable and satellite television, management believes these businesses will continue to have strong market appeal for the foreseeable future. As with any business, operating results and cash flows are subject to changes in demand for the Company's products.  Changes in the level of demand for magazine and television advertising and/or other products can have a significant effect on cash flows. Historically Meredith has been able to absorb normal business downturns without significant increases in debt, and management believes the Company will continue to do so. Based on these circumstances, management expects that cash on hand, internally generated cash flow and borrowings from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, capital expenditures and cash dividends) into the foreseeable future.

Cash and cash equivalents decreased by $8.0 million in fiscal 2002; they increased by $13.4 million in the prior year.  The change primarily reflected increased use of cash for debt retirement in the current year, partially offset by lower spending for property, plant and equipment, and the repurchase of Company stock.  In addition, fiscal 2001 cash flows included cash received from property dispositions. The fiscal 2002 disposition of the two Florida television stations resulted in a noncash gain.

Fiscal 2002 cash provided by operating activities increased slightly from fiscal 2001 because of favorable changes in working capital accounts. Those changes included an increase in unearned subscription revenues due to improved response rates and favorable changes associated with deferred and current taxes.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes special items. The special items excluded from EBITDA consist of the following: the write-down of broadcast rights ($3.7 million in fiscal 2002, $9.9 million in fiscal 2001 and $1.0 million in fiscal 2000), nonrecurring items ($25.3 million in fiscal 2001 and $23.1 million in fiscal 2000), and nonoperating income ($63.8 million in fiscal 2002 and $21.5 million in fiscal 2001). Fiscal 2002 EBITDA decreased 18 percent from fiscal 2001's, primarily due to the weak economy. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow; however, EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The calculation of EBITDA and similarly titled measures may vary among companies.

On April 9, 2002, Meredith completed its debt refinancing.  The new debt consisted of $100 million in fixed-rate unsecured senior notes with an average maturity of 5.5 years, a five-year $150 million variable-rate revolving credit facility, and an asset-backed commercial paper facility of up to $100 million that is renewable annually.  The Company used $10 million in cash and proceeds from borrowings under the new debt structure to retire $210 million in debt outstanding under two variable-rate bank credit facilities. This refinancing allowed Meredith to take advantage of favorable long-term interest rates and to diversify funding sources.  At June 30, 2002, long-term debt outstanding totaled $385 million and consisted of $85 million under the asset-backed commercial paper facility and $300 million in fixed-rate unsecured senior notes. On July 8, 2002, the debt outstanding under the asset-backed commercial paper facility was reduced by a cash payment of $20 million.

As part of the debt refinancing, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by Bank One, N.A. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (4.75 percent at June 30, 2002), from Meredith Funding Corporation. At June 30, 2002, the subordinated note balance was $27.7 million. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's Consolidated Financial Statements. At June 30, 2002, $116.0 million of accounts receivable, net of reserves, was sold under the agreement. The asset-backed commercial paper facility renews annually in April.  Meredith has the ability and the intent to renew the facility each year and, therefore, the principal is shown as due on April 9, 2007, the facility termination date.

All debt agreements include financial covenants. A summary of the significant financial covenants, and the status at June 30, 2002, follows:

	Required at June 30, 2002	Actual at June 30, 2002

Ratio of debt to EBITDA *	Less than 3.5	2.3
Ratio of EBITDA* to interest expense	Greater than 3.0	5.2
Ratio of EBIT** to interest expense	Greater than 2.5	3.5
Consolidated shareholders' equity	Greater than $381.2 million	$507.7 million

  *  EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
**  EBIT is earnings before interest and taxes as defined in the debt agreements.

At June 30, 2002, the Company was in compliance with the above and all other debt covenants. Meredith expects to maintain compliance with all debt covenants.  Failure to comply could result in the debt becoming payable on demand.

The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, and future minimum lease payments under noncancelable leases as of June 30, 2002:

	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

(In millions)
Long-term debt	$ 385.0	$ --	$ 75.0	$ 260.0	$ 50.0
Broadcast rights	103.2	36.2	53.1	10.7	3.2
Operating leases	64.3	7.9	15.5	12.6	28.3

Total contractual cash
obligations	$ 552.5	$ 44.1	$143.6	$ 283.3	$ 81.5

Funds for meeting contractual cash obligations are expected to come from cash generated by future operating activities.  Debt agreements may be renewed or refinanced if the Company determines it is advantageous to do so.  Contractual obligations for broadcast rights shown above include $58.9 million for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2002.  Meredith also has commitments in the form of standby letters of credit and other guarantees totaling $1.2 million.  Approximately half of the commitments expire within one year; the rest of them are long-term.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. These contracts effectively fix the base interest rate on a substantial portion of the variable-rate credit facilities, but the applicable margins vary based on the Company's debt-to-EBITDA ratio. The swap contracts expire in June 2004. The average notional amount of indebtedness outstanding under the contracts is $166 million in fiscal 2003 and $132 million in fiscal 2004. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts.  Management does not expect any counterparties to fail to meet their obligations given their strong creditworthiness. The weighted average interest rate on debt outstanding at June 30, 2002 was approximately 6.5 percent.

As a result of the debt refinancing completed in April 2002 and subsequent debt repayments, Meredith had swap contracts that no longer met the qualifications for hedge accounting. These swap contracts were deemed to be ineffective and dedesignated as hedge contracts. Expense related to fair market value adjustments on the swap contracts had been recorded in other comprehensive income (loss). As a result of the dedesignation, the loss was to be amortized into earnings over the life of the swap contracts and all future changes in the fair market value of the dedesignated swap contracts would affect future net earnings. Interest expense of $1.3 million was recorded through June 30, 2002, for such amortization and changes in fair market value. Subsequent to the dedesignation, management determined that it was probable the level of variable-rate debt would not increase to allow use of the dedesignated swaps over the term of the swap contracts. Therefore, $3.5 million remaining in accumulated other comprehensive loss related to the dedesignated swap contracts was written off and recorded as interest expense in the fourth quarter of fiscal 2002.

At June 30, 2002, Meredith had $150.0 million of credit available under the revolving credit facility.

Meredith has maintained a program of Company share repurchases for more than ten years. In fiscal 2002, the Company spent $30.2 million to repurchase an aggregate of 877,000 shares of Meredith Corporation common stock at then current market prices.  In fiscal 2001, the Company spent $43.5 million to repurchase an aggregate of 1.3 million shares.  Over the past five fiscal years Meredith has spent nearly $200 million on Company share repurchases and, subject to market conditions, expects to continue to repurchase additional shares from time to time in the foreseeable future.  As of July 31, 2002, approximately 1.5 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting.

Meredith has paid quarterly dividends continuously since 1947. Dividends paid in fiscal 2002 were $17.3 million, or 35 cents per share, compared with $16.5 million, or 33 cents per share, in fiscal 2001.  In January 2002, the Board of Directors increased the quarterly dividend 6 percent, or one-half cent per share, to 9.0 cents per share effective with the dividend payable on March 15, 2002.  Given the current number of shares outstanding, this increase will result in additional dividend payments of approximately $1 million annually.

Expenditures for property, plant and equipment were $23.4 million in fiscal 2002 compared with $56.0 million in fiscal 2001. Fiscal 2001 spending included the purchase of replacement aircraft and associated facilities and construction of a new broadcasting facility for WGCL-Atlanta in addition to more typical spending for equipment maintenance and upgrades. The broadcasting segment has commitments to spend approximately $8 million over the next six months for the initial transition to digital technology at six television stations and for equipment and remodeling associated with the consolidation of the Portland duopoly. The Company has no other material commitments for capital expenditures.  Funds for capital expenditures are expected to come from operating activities or, if necessary, borrowings under credit agreements.

Other Matters

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  Meredith will adopt this standard, as required, effective July 1, 2002. Upon adoption, goodwill and intangible assets with indefinite lives will no longer be amortized but instead tested for impairment at least annually. These assets will also be reviewed for impairment as of the adoption date, and any transitional impairment losses will be recorded net of tax as a cumulative effect of a change in accounting principle. Reviews will be based on a fair-value approach as described in SFAS No. 142. Under previous accounting standards, initial review for impairment was based on the recoverability of carrying values using undiscounted future cash flows.

The Company expects the adoption of SFAS No. 142 to reduce fiscal 2003 amortization expense related to goodwill and intangible assets by $25.0 million, thereby increasing net after-tax earnings by $15.3 million. The accounting change affects the deferred tax provision but has no effect on after-tax cash flow. In the first quarter of fiscal 2003, the Company will record a noncash charge for transitional impairment losses of $139.9 million ($85.7 million after-tax) from the adoption of this standard. The charge relates primarily to the acquisition of television station WGCL in Atlanta, which occurred in March 1999 and will be recorded as a cumulative effect of a change in accounting principle.

The FASB also issued SFAS No. 141, Business Combinations, in June 2001.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  It also specifies criteria that must be met for the recognition of intangible assets separate from goodwill.  Adoption of SFAS No. 142 requires Meredith to evaluate its existing intangible assets and make any reclassifications necessary to meet the criteria specified in SFAS No. 141.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model for long-lived assets to be held and used; long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale; and long-lived assets to be disposed of other than by sale. It also extends the requirements for reporting discontinued operations to individual business units. Meredith will adopt this standard effective July 1, 2002. It will not have a material effect on the Company's results of operations or financial position.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates.  All of the Company's financial instruments subject to market risk are held for purposes other than trading.

Long-Term Debt and Interest Rate Swap Contracts

At June 30, 2002, Meredith had outstanding $85 million in variable-rate long-term debt and $300 million in fixed-rate long-term debt.  The Company historically has used interest rate swap contracts to reduce exposure to interest rate fluctuations on its variable-rate debt by effectively converting a substantial portion of its variable-rate debt to fixed-rate debt. Therefore, there are no material earnings or liquidity risks associated with the Company's variable-rate debt and the related interest rate swap contracts.  The fair market value of the variable-rate debt approximates the carrying amount.  The fair market value of the interest rate swap contracts is the estimated amount (based on discounted cash flows) the Company would pay or receive to terminate the swap contracts.  A 10 percent decrease in interest rates would have increased the cost to terminate the swap contracts to $7.7 million from $6.8 million at June 30, 2002.

As a result of the debt refinancing and a reduction in variable-rate obligations, Meredith had interest rate swap contracts that no longer hedged variable-rate obligations. Management determined it was probable that variable-rate debt would not increase in the future to utilize the dedesignated interest rate swap contracts. Therefore the amounts previously recorded in accumulated other comprehensive loss related to these swap contracts were written off to interest expense. Changes in interest rates expose the Company to earnings and liquidity risk on the dedesignated swap contracts. Future changes in the fair market value of the dedesignated swap contracts will be recorded in earnings.

There are no earnings or liquidity risks associated with the Company's fixed rate debt.  The fair market value of the debt (based on discounted cash flows using borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates.  A 10 percent decrease in interest rates would have changed the fair market value to ($317.4) million from ($310.5) million at June 30, 2002.

 Broadcast Rights Payable

The Company enters into broadcast rights contracts for its television stations.  These contracts are generally on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights.  These rights generally are sold to the highest bidder in each market, and the process is very competitive.  There are no earnings or liquidity risks associated with broadcast rights payable.  Fair market values are determined using discounted cash flows.  At June 30, 2002, a 10 percent decrease in interest rates would have resulted in a $1.0 million increase in the fair market value of the available and unavailable broadcast rights payable.

Financial Statements and Supplementary Data

Consolidated Balance Sheets
Meredith Corporation and Subsidiaries

(In thousands)

Assets	June 30	2002	2001

Current assets:
Cash and cash equivalents		$ 28,225	$ 36,254

Accounts receivable
(net of allowances of $15,138 in 2002
and $14,833 in 2001)		128,204	137,384
Inventories		32,921	32,835
Current portion of subscription acquisition costs		43,549	43,237
Current portion of broadcast rights		19,223	13,487
Other current assets		20,089	27,885

Total current assets		272,211	291,082

Property, plant and equipment:
Land		21,116	19,084
Buildings and improvements		110,484	110,824
Machinery and equipment		222,542	213,829
Leasehold improvements		8,722	8,572
Construction in progress		12,556	9,763

Total property, plant and equipment		375,420	362,072
Less accumulated depreciation		(164,170)	(158,274)

Net property, plant and equipment		211,250	203,798

Subscription acquisition costs		31,473	31,947
Broadcast rights		13,876	7,929
Other assets		37,837	33,020
Goodwill and other intangibles
(at original cost less accumulated amortization of
$194,967 in 2002 and $180,229 in 2001)		893,617	869,971

Total assets		$1,460,264	$1,437,747

See accompanying Notes to Consolidated Financial Statements

Liabilities and Shareholders' Equity	June 30	2002	2001

(In thousands except share data)
Current liabilities:
Current portion of long-term debt		$ --	$ 70,000
Current portion of long-term broadcast
rights payable		19,425	18,600
Accounts payable		42,749	45,976
Accruals:
Compensation and benefits		35,529	40,610
Distribution expenses		21,694	24,231
Other taxes and expenses		46,361	40,292
Total accruals		103,584	105,133

Current portion of unearned subscription revenues		141,648	131,697

Total current liabilities		307,406	371,406

Long-term debt		385,000	400,000
Long-term broadcast rights payable		24,906	17,158
Unearned subscription revenues		91,270	89,605
Deferred income taxes		92,351	59,245
Other noncurrent liabilities		51,614	52,425

Total liabilities		952,547	989,839

Shareholders' equity:
Series preferred stock, par value $1 per share
Authorized 5,000,000 shares; none issued		--	--
Common stock, par value $1 per share
Authorized 80,000,000 shares; issued and
outstanding 39,256,126 shares in 2002
(excluding 28,553,908 shares held in treasury)
and 39,247,701 shares in 2001 (excluding
27,823,898 shares held in treasury)		39,256	39,248
Class B stock, par value $1 per share,
convertible to common stock
Authorized 15,000,000 shares; issued and
outstanding 10,319,765 shares in 2002 and
10,554,174 shares in 2001		10,320	10,544
Retained earnings		462,057	402,393
Accumulated other comprehensive loss		(2,310)	(1,967)
Unearned compensation		(1,606)	(2,310)

Total shareholders' equity		507,717	447,908

Total liabilities and shareholders' equity		$1,460,264	$1,437,747

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Earnings
Meredith Corporation and Subsidiaries

Years ended June 30	2002	2001	2000

(In thousands except per share data)

Revenues:
Advertising	$ 572,691	$ 615,722	$ 658,049
Circulation	261,640	257,410	269,640
All other	153,498	170,319	161,781
Total revenues	987,829	1,043,451	1,089,470

Operating costs and expenses:
Production, distribution and edit	433,645	462,159	455,647
Selling, general & administrative	382,695	377,788	397,041
Depreciation and amortization	53,640	51,572	52,349
Nonrecurring items	--	25,308	23,096

Total operating costs and expenses	869,980	916,827	928,133

Income from operations	117,849	126,624	161,337

Nonoperating income	63,812	21,477	--
Interest income	621	1,028	1,195
Interest expense	(33,210)	(32,929)	(34,946)

Earnings before income taxes	149,072	116,200	127,586

Income taxes	57,691	44,928	56,556

Net earnings	$ 91,381	$ 71,272	$ 71,030

Basic earnings per share	$ 1.85	$ 1.43	$ 1.38

Basic average shares outstanding	49,528	49,977	51,313

Diluted earnings per share	$ 1.79	$ 1.39	$ 1.35

Diluted average shares outstanding	50,921	51,354	52,774

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Meredith Corporation and Subsidiaries

Years ended June 30	2002	2001	2000

(In thousands)

Cash flows from operating activities:
Net earnings	$91,381	$71,272	$ 71,030
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	53,640	51,572	52,349
Charges for interest rate swaps	4,791	--	--
Amortization of broadcast rights	40,130	44,127	35,265
Payments for broadcast rights	(36,446)	(37,451)	(40,225)
Gains from dispositions, net of taxes	(39,117)	(13,101)	--
Nonrecurring items, net of taxes	--	13,929	19,077
Changes in assets and liabilities,
net of acquisitions/dispositions:
Accounts receivable	5,388	8,265	(7,694)
Inventories	(86)	2,735	(2,308)
Supplies and prepayments	(692)	2,252	(2,296)
Subscription acquisition costs	162	4,531	(10,437)
Accounts payable	(3,483)	(7,916)	(1,126)
Accruals	(3,397)	3,233	11,872
Unearned subscription revenues	11,617	(9,997)	8,764
Deferred income taxes	18,130	2,953	13,288
Other noncurrent liabilities	(1,661)	574	457

Net cash provided by operating activities	140,357	136,978	148,016
Cash flows from investing activities:
Proceeds from dispositions	--	20,150	--
Additions to property, plant and equipment	(23,365)	(55,967)	(39,403)
Changes in investments and other	(1,665)	(2,837)	(6,856)

Net cash (used) by investing activities	(25,030)	(38,654)	(46,259)

Cash flows from financing activities:
Long-term debt incurred	220,000	50,000	25,000
Repayment of long-term debt	(305,000)	(85,000)	(50,000)
Debt acquisition costs	(636)	--	--
Proceeds from common stock issued	8,561	8,867	4,563
Purchases of company stock	(30,178)	(43,506)	(54,486)
Dividends paid	(17,343)	(16,482)	(15,892)
Other	1,240	1,190	890

Net cash (used) provided by financing activities	(123,356)	(84,931)	(89,925)

Net (decrease) increase in cash and cash equivalents	(8,029)	13,393	11,832
Cash and cash equivalents at beginning of year	36,254	22,861	11,029

Cash and cash equivalents at end of year	$ 28,225	$ 36,254	$ 22,861

Consolidated Statements of Cash Flows - continued
Meredith Corporation and Subsidiaries

Years ended June 30	2002	2001	2000

(In thousands)

Supplemental disclosures of cash flow information:
Cash paid:
Interest	$ 29,091	$ 32,675	$ 34,202

Income taxes	$ 10,032	$ 32,934	$ 36,595

Noncash transactions:
Broadcast rights financed by contracts payable	$ 45,019	$ 37,063	$ 41,799

Tax benefit related to stock options	$ 6,491	$ 5,248	$ 3,541

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity
Meredith Corporation and Subsidiaries

(In thousands)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accum Other Comp. Loss	Unearned Compen- sation	Total

Balance at
June 30, 1999	$39,220	$11,064	--	$312,553	$ (625)	$(2,054)	$360,158

Comprehensive income:
Net earnings..........	--	--	--	71,030	--	--	71,030
Other comprehen-
sive loss, net..........	--	--	--	--	(151)	--	(151)

Total comprehensive
income...................							70,879

Stock issued under
various incentive
plans, net of
forfeitures...............	374	--	5,771	--	--	(1,898)	4,247
Purchases of
Company stock.......	(1,706)	(14)	(9,312)	(43,454)	--	--	(54,486)
Reclassification
of put option
agreement..............	271	--	--	10,211	--	--	10,482
Conversion of
class B to
common stock........	167	(167)	--	--	--	--	--
Dividends paid,
31 cents per
share
Common stock....	--	--	--	(12,492)	--	--	(12,492)
Class B stock......	--	--	--	(3,400)	--	--	(3,400)
Restricted stock
amortized to
operations..............	--	--	--	--	--	915	915
Tax benefit from
incentive plans	--	--	3,541	--	--	--	3,541

Balance at
June 30, 2000	$38,326	$10,883	--	$334,448	$ (776)	$(3,037)	$379,844

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity - Continued
Meredith Corporation and Subsidiaries

(In thousands)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accum Other Comp. Loss	Unearned Compen- sation	Total

Balance at June 30, 2000	$38,326	$10,883	--	$334,448	$ (776)	$(3,037)	$379,844

Comprehensive income:
Net earnings..........	--	--	--	71,272	--	--	71,272
Other comprehen-
sive loss, net..........	--	--	--	--	(1,191)	--	(1,191)

Total comprehensive
income...................							70,081

Stock issued under
various incentive
plans, net of
forfeitures...............	651	--	8,680	--	--	(484)	8,847
Purchases of
Company stock.......	(1,285)	(47)	(13,928)	(28,246)	--	--	(43,506)
Reclassification
of put option
agreement..............	1,264	--	--	41,401	--	--	42,665
Conversion of
class B to
common stock........	292	(292)	--	--	--	--	--
Dividends paid,
33 cents per
share
Common stock....	--	--	--	(12,957)	--	--	(12,957)
Class B stock......	--	--	--	(3,525)	--	--	(3,525)
Restricted stock
amortized to
operations..............	--	--	--	--	--	1,211	1,211
Tax benefit from
incentive plans	--	--	5,248	--	--	--	5,248

Balance at
June 30, 2001	$39,248	$10,544	--	$402,393	$(1,967)	$(2,310)	$447,908

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity-Continued
Meredith Corporation and Subsidiaries

(In thousands)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accum Other Comp. Loss	Unearned Compen- sation	Total

Balance at
June 30, 2001	$39,248	$10,544	--	$402,393	$(1,967)	$(2,310)	$447,908

Comprehensive income:
Net earnings..........	--	--	--	91,381	--	--	91,381
Other comprehen-
sive income, net.....	--	--	--	--	(343)	--	(343)

Total comprehensive
income...................							91,038

Stock issued under
various incentive
plans, net of
forfeitures...............	661	--	8,436	--	--	(536)	8,561
Purchases of
Company stock.......	(730)	(147)	(14,927)	(14,374)	--	--	(30,178)
Conversion of
class B to
common stock........	77	(77)	--	--	--	--	--
Dividends paid,
35 cents per
share
Common stock....	--	--	--	(13,684)	--	--	(13,684)
Class B stock......	--	--	--	(3,659)	--	--	(3,659)
Restricted stock
amortized to
operations..............	--	--	--	--	--	1,240	1,240
Tax benefit from
incentive plans	--	--	6,491	--	--	--	6,491

Balance at
June 30, 2002	$39,256	$10,320	--	$462,057	$ (2,310)	$(1,606)	$507,717

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Meredith Corporation and Subsidiaries

 1.  Organization and Summary of Significant Accounting Policies

 a.  Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace.  The Company's principal businesses are magazine publishing and television broadcasting.  Revenues of the publishing and broadcasting segments were 74 percent and 26 percent, respectively, of total revenues in fiscal 2002.  The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations.  Better Homes and Gardens is the most significant trademark of the publishing segment and is used extensively in its operations.  The Company's television broadcasting operations include 11 network-affiliated television stations. Meredith's operations are diversified geographically within the United States, and the Company has a broad customer base.

Advertising and magazine circulation revenues accounted for 58 percent and 26 percent, respectively, of the Company's revenues in fiscal 2002.  Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for the Company's products.  National and local economic conditions largely affect the magnitude of advertising revenues.  Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.

b.  Principles of consolidation

The consolidated financial statements include the accounts of Meredith Corporation and its majority-owned subsidiaries.  In April 2002, Meredith Funding Corporation (Note 5) was formed and its accounts are included in the Company's consolidated financial statements from that date forward.  Significant intercompany transactions, primarily those between Meredith Corporation and Meredith Funding Corporation, are eliminated.

c.  Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The Company bases its estimates on historical experience, management expectations for future performance, and  other assumptions, as appropriate.  Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based primarily on historical experience; and, pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected returns on plan assets and rates of increase in compensation and healthcare costs.  The Company re-evaluates its estimates on an ongoing basis.  Actual results may vary from those estimates.

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

g.  Property, plant and equipment

Property, plant and equipment are stated at cost.  Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred.  Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets:  five to 45 years for buildings and improvements, and three to 20 years for machinery and equipment.  The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases.  Depreciation and amortization of property, plant and equipment was $27.7 million in fiscal 2002 ($25.5 million in fiscal 2001 and $23.7 million in fiscal 2000).

h.  Broadcast rights

Broadcast rights and the liabilities for future payments are reflected in the Consolidated Financial Statements when programs become available for broadcast.  These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period.  Amortization of these rights is included in production, distribution and editorial expenses.  Reductions in unamortized costs to net realizable value are typically included in amortization of broadcast rights in the accompanying Consolidated Financial Statements.  Fiscal 2002 results include expense of approximately $3.7 million for such reductions in unamortized costs ($9.9 million in fiscal 2001 and $1.0 million in fiscal 2000).

 i.  Goodwill and other intangibles

Goodwill and other intangibles represent the excess of the purchase price over the estimated fair values of net tangible assets acquired in the purchases of businesses.  The values of identifiable intangibles have been determined by independent appraisals.  The unamortized portion of intangible assets consisted of the following:

June 30	2002	2001

(In thousands)

Federal Communications Commission (FCC) licenses	$ 471,861	$ 417,434
Goodwill	220,648	240,768
Television network affiliation agreements	188,602	196,217
Other	12,506	15,552

Goodwill and other intangibles	$ 893,617	$ 869,971

Virtually all of these assets were acquired after October 31, 1970, and are being amortized by the straight-line method over the following periods:  40 years for television FCC licenses; 20 to 40 years for goodwill; and 15 to 40 years for network affiliation agreements.  As current events and circumstances warrant, management evaluates goodwill and other intangible assets to determine whether adjustments to carrying values are needed.  These evaluations may be based on undiscounted income and cash flow projections from the underlying business or from operations of related businesses as well as other economic and market variables.   New accounting pronouncements on page F-34 describes changes in accounting for goodwill and other intangible assets that will be effective on July 1, 2002.

j.  Derivative financial instruments

Meredith adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, including subsequent amendments, as required on July 1, 2000.

Meredith uses derivative financial instruments to manage the risk that changes in interest rates will affect its future interest payments.  Interest rate swap contracts are generally considered to be cash flow hedges against changes in the amount of future interest payments on the Company's variable-rate debt obligations.  Accordingly, the fair market value of the interest rate swap contracts is recorded in Accrued taxes and expenses and Other noncurrent liabilities in the Consolidated Balance Sheets.  The related unrealized gains (losses) on these contracts are recorded in shareholders' equity as a component of other comprehensive income, net of tax, and then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.  The net effect of this accounting on the Company's operating results is that interest expense on the portion of the variable-rate debt being hedged is generally recorded based on fixed interest rates.

As a result of its debt refinancing in April 2002, the notional amount of Meredith's interest rate swap contracts exceeded the variable-rate debt outstanding.  Therefore a portion of the Company's interest rate swap contracts no longer meet the qualifications for hedge accounting. All future changes in the fair market value of these swaps will affect future net earnings.  Previously changes in the fair market value were recorded in other comprehensive income (loss). Management determined that it was probable that the level of variable-rate debt would not increase to allow use of these swaps over the term of the swap contracts.  Therefore, $3.5 million in accumulated other comprehensive loss related to these swaps was written off to interest expense.

k.  Revenues

Revenues are recognized only when realized or realizable and earned, in accordance with accounting principles generally accepted in the United States of America.  Advertising revenues are recognized, net of agency commissions, when the underlying advertisements are published, defined as the issue's on-sale date, or aired by the broadcasting stations.  Magazine advertising revenues totaled $325.5 million in fiscal 2002  ($352.5 million in fiscal 2001 and $387.1 million in fiscal 2000).  Broadcasting advertising revenues were $247.2 million in fiscal 2002 ($263.3 million in fiscal 2001 and $271.0 million in fiscal 2000).  Barter advertising revenues, and the offsetting expense, are recognized at the fair value of the advertising surrendered, as determined by similar cash transactions.  Barter advertising revenues were not material in any period. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.  Revenues from magazine and book retail sales are recognized upon delivery, net of provisions for anticipated returns.  The Company bases its estimates for returns on historical experience and has not experienced significant fluctuations between estimated and actual return experience.  Revenues from integrated marketing and other custom programs are recognized when the products or services are delivered.

l.  Advertising expenses

Total advertising expenses included in the Consolidated Statements of Earnings were $70.0 million in fiscal 2002 ($68.2 million in fiscal 2001 and $81.7 million in fiscal 2000).  The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts.  These costs are expensed as incurred.

m.  Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

n.  Income taxes

The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes.  Deferred income taxes are provided in recognition of these temporary differences.

o.  Earnings per share

Basic earnings per share are computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding and the issuance of other stock equivalents.  The following table presents the calculations of earnings per share:

Years ended June 30	2002	2001	2000

(In thousands except per share)

Net earnings	$91,381	$71,272	$71,030

Basic average shares outstanding	49,528	49,977	51,313
Dilutive effect of stock options
and equivalents	1,393	1,377	1,461

Diluted average shares outstanding	50,921	51,354	52,774

Basic earnings per share	$ 1.85	$ 1.43	$ 1.38

Diluted earnings per share	$ 1.79	$ 1.39	$ 1.35

Antidilutive options excluded from the above calculations totaled 9,000 options at June 30, 2002 (with a weighted average exercise price of $43.40); 560,000 options at June 30, 2001 (with a weighted average exercise price of $40.41); and 2,229,000 options at June 30, 2000 (with a weighted average exercise price of $34.12).

p.  New accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets.  Meredith will adopt this standard, as required, effective July 1, 2002.  Upon adoption, goodwill and intangible assets with  indefinite lives will no longer be amortized but instead tested for impairment at least annually.  These assets will also be reviewed for impairment as of the adoption date, and any transitional impairment losses will be recorded net of tax as a cumulative effect of a change in accounting principle. Reviews will be based on a fair-value approach as described in SFAS No. 142. Under previous accounting standards, initial review for impairment was based on the recoverability of the carrying values using undiscounted future cash flows.

The Company expects the adoption of SFAS No. 142 to reduce fiscal 2003 amortization expense related to goodwill and intangible assets by $25.0 million, thereby increasing  net after-tax earnings by $15.3 million. The accounting change affects the deferred tax provision, but has no effect on after-tax cash flow per share. In the first quarter of fiscal 2003, the Company will record a noncash charge for transitional impairment losses of $139.9 million ($85.7 million after tax) from the adoption of this standard. The charge relates primarily to the acquisition of television station WGCL in Atlanta, which occurred in March 1999 and will be recorded as a cumulative effect of a change in accounting principle.

If the non-amortization provisions of SFAS No. 142 had been effective for all periods presented, reported results of operations would have been as follows:

Years ended June 30	2002		2001		2000

	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS

(In thousands except per share)
As reported	$91,381	$1.79	$71,272	$1.39	$71,030	$1.35
Add back amortization (net of taxes):
FCC licenses	7,021	0.14	7,034	0.14	6,862	0.13
Network affiliation & other	3,964	0.08	3,979	0.08	3,881	0.07
Goodwill	4,735	0.09	4,829	0.09	5,505	0.10

As adjusted	$107,101	$2.10	$87,114	$1.70	$87,278	$1.65

The FASB also issued SFAS No. 141, Business Combinations, in June 2001.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  It also specifies criteria that must be met for the recognition of intangible assets separate from goodwill.  Adoption of SFAS No. 142 requires Meredith to evaluate its existing intangible assets and make any reclassifications necessary to meet the criteria specified in SFAS No. 141.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale. It also extends the requirements for reporting discontinued operations to individual business units. Meredith will adopt this standard effective July 1, 2002.  It will not have a material effect on the Company's results of operations or financial position.

q.  Special-purpose entities

Meredith does not have any off-balance sheet financing activities.  The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's Consolidated Financial Statements (Note 5).

r.  Other

Throughout this annual report, revenues have been restated to apply the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, which requires classification of certain cooperative advertising and product placement costs, previously recorded as selling expenses, as reductions in revenue.  The reclassification affected both circulation and other revenues.  As a result of applying these provisions, revenues and selling expenses were reduced equally by $10.9 million in fiscal 2002, $9.8 million in fiscal 2001 and $7.7 million in fiscal 2000.  These reclassifications had no effect on operating profits or net earnings in any period.

Certain prior-year financial information has been reclassified or restated to conform to the fiscal 2002 financial statement presentation.

2.  Nonrecurring Items and Nonoperating Income

In response to a weakening economy and a widespread advertising downturn in fiscal 2001, management took steps to reduce the number of Meredith employees, including a one-time, voluntary early retirement program.  Other selective workforce reductions were achieved through attrition, realignments and job eliminations.  The Company also wrote off certain Internet investments.  These actions were the primary factors in a fiscal 2001 fourth-quarter nonrecurring charge of $25.3 million ($15.4 million after-tax), or 30 cents per share, for personnel costs ($18.4 million), asset write-downs and other ($8.2 million), offset by the reversal of excess accruals ($1.3 million).  The nonrecurring charge resulted in balance sheet adjustments of $8.5 million and cash payments of $1.1 million in fiscal 2001, leaving an accrual balance of $15.7 million for personnel costs at June 30, 2001.  Details of the activities affecting the accrual since that date follow:

Description	6-30-2001 Accrual Balance	Cash Payments	Other Adjustments	6-30-2002 Accrual Balance

(In thousands)

Personnel costs	$ 15,716	$ (10,975)	$ 232	$ 4,973

Payments made during the period were for enhanced retirement benefits, severance and outplacement charges.  Other adjustments represent an additional accrual of $0.4 million for higher than expected severance costs which was partially offset by a charge of $0.2 million for accelerated amortization of restricted stock.  The additional accrual was recorded as selling, general and administrative expense.  More than 50  jobs were eliminated during fiscal 2002, in addition to the 155 positions eliminated during fiscal 2001.  Approximately 70 percent of the personnel costs accrued at June 30, 2001 were paid out in fiscal 2002.  The payment of certain early retirement benefit costs will, however, extend for the next 6 fiscal years.

Meredith also recorded a nonrecurring charge in fiscal 2000 related to the closing of certain operations that no longer fit the Company's business objectives.  The charge totaled $23.1 million ($19.1 million after-tax), or 36 cents per share, for asset write-downs ($16.8 million), contractual obligations ($3.8 million) and personnel costs ($2.5 million).  The personnel costs related to the termination of 29 employees, all of whom had left the Company by June 30, 2001.  Fiscal 2000 activity related to this charge consisted of noncash balance sheet adjustments of $18.5 million and cash payments of $1.4 million, leaving an accrual balance of $3.2 million at June 30, 2000.  During fiscal 2001 additional cash payments of $1.1 million were made and $1.2 million of the accrual was deemed no longer necessary and was reversed.  The reversal reduced the amount of the nonrecurring charge recorded in fiscal 2001.  The result was an accrual balance of $0.9 million at June 30, 2001.  Since that date, cash payments totaling $0.1 million have been made and an additional $0.4 million of the accrual was deemed no longer necessary and was reversed.  The reversal was recorded as an offset to selling, general and administrative expenses.  The remaining accrual balance of $0.4 million relates to contractual obligations and will be settled in the next fiscal year.

In December 2001, Meredith recorded nonoperating income of $2.0 million ($1.2 million after tax),  or 2 cents per share, from the demutualization of an insurance company with which Meredith holds policies.  Fiscal 2002 and 2001 nonoperating income also included gains from dispositions as described in Note 3.

3.  Acquisitions, Exchanges and Dispositions

On June 17, 2002, Meredith exchanged its Orlando and Ocala, FL,  television stations for station KPTV, a UPN affiliate in Portland, OR.  The transaction with News Corporation and Fox Television Stations, Inc., created a Meredith duopoly in Portland where the Company also owns KPDX-TV, a Fox affiliate.  A duopoly, defined as the ownership of two stations in a market, offers increased efficiency while providing stronger outlets for advertisers and viewers.  The operations of the acquired property are included in the Company's consolidated operating results since the acquisition date.  The exchange is expected to result in a revenue reduction of approximately $10 million in fiscal 2003, but it is not expected to have a material effect on operating results.

For financial reporting purposes, Meredith recorded the exchange as two simultaneous but separate events:  the sale of the two Florida stations, for which a nonoperating gain was recognized,  and the acquisition of the Portland station, which was accounted for as an asset purchase.  The nonoperating gain on the sale of the Florida stations was $61.8 million ($37.9 million after-tax), or 74 cents per share, based on the fair value of the assets acquired as determined by an independent appraisal.  The fair value of $90.0 million also represented the purchase price of the Portland station.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

(in thousands)

Property, plant and equipment	$ 19,954
Broadcast rights	18,370
Intangible assets	69,070
Goodwill	2,258

Total assets acquired	109,652
Broadcast rights payable	(19,652)

Net assets acquired	$ 90,000

Intangible assets consist of $68.9 million for the FCC license and $0.2 million for the network affiliation agreement.  These intangibles are indefinite-lived and, therefore, will not be amortized. Each will be reviewed for impairment annually or as circumstances warrant.  Goodwill was assigned to the broadcasting segment and is expected to be fully deductible for tax purposes.

Pro forma results of operations as if this asset sale and purchase had occurred at the beginning of each period presented are as follows:

Years ended June 30	2002	2001

(In thousands except per share)
Total revenues	$ 973,786	$1,032,412

Net earnings	$ 89,561	$ 107,190

Basic earnings per share	$ 1.81	$ 2.14

Diluted earnings per share	$ 1.76	$ 2.09

The pro forma results include noncash gains from the disposition of the two Florida television stations of 72 cents per diluted share in fiscal 2002 and 69 cents per diluted share in fiscal 2001.

In May 2001, Meredith sold GOLF FOR WOMEN magazine to The Golf Digest Companies, a subsidiary of Advance Magazine Publishers, Inc.  The sale resulted in a nonoperating gain of $21.5 million ($13.1 million after-tax),or 26 cents per share.  Meredith also sold the assets of American Park Network in fiscal 2001, but the resulting gain was not material.

4.  Inventories

Inventories consist of paper stock, books and editorial content.  Of net inventory values shown, approximate portions determined using the LIFO method were 37 percent at June 30, 2002, and 31 percent at June 30, 2001.  LIFO inventory (income) expense included in the Consolidated Statements of Earnings was ($2.8) million in fiscal 2002, ($1.1) million in fiscal 2001 and $2.4 million in fiscal 2000.

June 30	2002	2001

(In thousands)
Raw materials	$ 12,931	$ 13,480
Work in process	18,015	20,830
Finished goods	7,123	6,477
	38,069	40,787
Reserve for LIFO cost valuation	(5,148)	(7,952)

Inventories	$ 32,921	$ 32,835

5.  Long-term Debt

Long-term debt consists of the following:

June 30	2002	2001

(In thousands)
Variable-rate credit facilities:
Amortizing term loan of $200 million
due 5/1/2004	$ --	$200,000
Revolving credit facility of $150 million
due 5/31/2002	--	70,000
Revolving credit facility of $150 million
due 4/5/2007	--	--
Asset-backed commercial paper facility of
$100 million due 4/9/2007	85,000	--

Private placement notes:
6.51% senior notes, due 3/1/2005	75,000	75,000
6.57% senior notes, due 9/1/2005	50,000	50,000
6.65% senior notes, due 3/1/2006	75,000	75,000
6.39% senior notes, due 4/1/2007	50,000	--
6.62% senior notes, due 4/1/2008	50,000	--

Total long-term debt	385,000	470,000
Current portion of long-term debt	--	(70,000)

Long-term debt	$385,000	$400,000

Principal payments on the debt due in succeeding fiscal years are:

Years ended June 30

(In thousands)

2003	$ --
2004	--
2005	75,000
2006	125,000
2007	135,000
Later years	50,000

Total long-term debt	$385,000

On April 9, 2002, Meredith completed its debt refinancing.  The new debt consisted of:  $100 million in fixed-rate unsecured senior notes; a new five-year $150 million variable-rate revolving credit facility; and, an asset-backed commercial paper facility of up to $100 million that is renewable annually.  The Company used $10 million in cash and proceeds from borrowings under the new debt structure to retire the debt outstanding under the $200 million amortizing term loan due May 1, 2004, and the $150 million revolving credit facility due May 31, 2002.  This refinancing allowed Meredith to take advantage of favorable long-term interest rates and to diversify funding sources.

As part of the debt refinancing, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith.  Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by Bank One, N.A.  In consideration of the sale, Meredith received cash and a subordinated note, bearing interest at the prime rate (4.75 percent at June 30, 2002), from Meredith Funding Corporation.  As of June 30, 2002, the subordinated note balance was $27.7 million.  The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation  will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors.  The accounts of Meredith Funding Corporation are fully consolidated in Meredith's Consolidated Financial Statements.  At June 30, 2002, $116.0 million of accounts receivable, net of reserves, was sold under the agreement.  The asset-backed commercial paper facility renews annually in April.  Meredith has the ability and the intent to renew the facility each year and, therefore, the principal is shown as due on April 9, 2007, the facility termination date.

The interest rate on the asset-backed commercial paper program is based on a fixed spread over the commercial paper cost to the lender.  The interest rate on the variable-rate revolving credit facility is based on a spread over LIBOR determined by the Company's leverage ratio.  Interest rates on the private placement notes range from 6.39 to 6.65 percent.  The weighted average interest rate on debt outstanding at June 30, 2002, was approximately 6.5 percent.

All debt agreements include financial covenants.  A summary of the significant financial covenants, and the status at June 30, 2002, follows:

	Required at June 30, 2002	Actual at June 30, 2002
Ratio of debt to EBITDA*	Less than 3.5	2.3
Ratio of EBITDA* to interest expense	Greater than 3.0	5.2
Ratio of EBIT ** to interest expense	Greater than 2.5	3.5
Consolidated shareholders equity	Greater than $281.2 million	$507.7 million

  *  EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
** EBIT is earnings before interest and taxes as defined in the debt agreements.

At June 30, 2002, the Company was in compliance with all debt covenants.  Meredith expects to maintain compliance with these, as well as all other debt covenants.  Failure to comply could result in the debt becoming payable on demand.

Interest expense related to long-term debt totaled $27.2 million in fiscal 2002, $32.1 million (excluding $0.2 million in capitalized interest) in fiscal 2001, and $34.8 million (excluding $0.4 million in capitalized interest) in fiscal 2000.

At June 30, 2002, Meredith had $150 million of credit available under the revolving credit facility.  The commitment fee rate for the revolving credit facility ranges from 0.125 to 0.225 percent of the unused commitment based on the Company's leverage ratio.  The commitment fee rate for the asset-backed commercial paper facility is 0.19 percent of the unused commitment. Commitment fees paid in fiscal 2002 were not material.

6.  Derivative Financial Instruments

Meredith uses derivative financial instruments to manage the risk that changes in interest rates will affect its future interest payments.  Interest rate swap contracts are used to effectively convert all or a portion of the Company's variable interest rate debt to fixed interest rate debt.  Under an interest rate swap contract, Meredith agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged.  No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract.  Meredith is exposed to credit-related losses in the event of nonperformance by counterparties to the swap contracts.  This risk is minimized by entering into contracts with large, stable financial institutions.

At June 30, 2002, Meredith had interest rate swap contracts to pay fixed rates of interest (average 5.3 percent) and receive variable rates of interest (average 3-month LIBOR rate of 1.9 percent) on $176.3 million notional amount of indebtedness.  These contracts expire in June 2004.  The average notional amount of indebtedness outstanding under the contracts is $166 million in fiscal 2003 and $132 million in fiscal 2004.  The fair market value of the interest rate swap contracts was a liability of $6.8 million at June 30, 2002.  Assuming no change in interest rates, the estimated amount of the loss expected to be reclassified into earnings over the next twelve months is $3.8 million.

As a result of the debt refinancing completed in April 2002 and subsequent debt repayments, Meredith had swap contracts that no longer met the qualifications for hedge accounting.  Those swap contracts were deemed to be ineffective and dedesignated as hedge contracts.  Expense related to fair market value adjustments on the swap contracts had been recorded in other comprehensive income (loss).  As a result of the dedesignation, the loss was to be amortized into earnings over the life of the swap contracts and all future changes in the fair market value of the dedesignated swap contracts would affect future net earnings.  Interest expense of $1.3 million was recorded through June 30, 2002, for such amortization and changes in fair market value.  Subsequent to the dedesignation, management determined that it was probable that the level of the company's variable-rate debt would not increase to allow use of the dedesignated swaps over the term of the swap contracts.  Therefore, $3.5 million remaining in accumulated other comprehensive loss related to the dedesignated swap contracts was written off and recorded as interest expense in the fourth quarter of fiscal 2002.

7.  Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments are as follows:

June 30 2002 2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

(In thousands)
Assets (Liabilities):
Broadcast rights payable	$ (44,331)	$ (40,613)	$ (35,758)	$ (33,184)

Long-term debt	$(385,000)	$(395,495)	$(470,000)	$(468,823)

Fair values were determined as follows:

Broadcast rights payable:  Present value of future cash flows discounted at the Company's current borrowing rate.

Long-term debt:  Present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

Interest rate swap contracts are reported at fair market value in the Consolidated Balance Sheets.  The carrying amounts for all other financial instruments approximate their respective fair values due to the short-term nature of these instruments.  Fair value estimates are made at a specific point in time based on relevant market and financial instrument information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

8.  Income taxes

Income tax expense consists of:

Years ended June 30	2002	2001	2000

(In thousands)
Currently payable:
Federal	$ 14,859	$ 35,288	$ 36,348
State	2,193	6,687	6,920
	17,052	41,975	43,268
Deferred:
Federal	34,299	2,492	11,215
State	6,340	461	2,073
	40,639	2,953	13,288

Income taxes	$ 57,691	$ 44,928	$ 56,556

The differences between the effective tax rates and the statutory U.S. federal income tax rate are as follows:

Years ended June 30	2002	2001	2000

U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes,
less federal income tax benefits	3.7	4.0	4.0
Nonrecurring goodwill write-downs	--	--	3.5
Goodwill amortization	0.7	0.8	1.1
Other	(0.7)	(1.1)	0.7

Effective income tax rate	38.7%	38.7%	44.3%

The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities are as follows:

June 30	2002	2001

(In thousands)

Deferred tax assets:
Accounts receivable allowances
and return reserves	$ 16,421	$ 14,734
Compensation and benefits	25,587	26,618
Expenses deductible for taxes in
different years than accrued	12,861	18,116
All other assets	1,431	1,652
Total deferred tax assets	56,300	61,120

Deferred tax liabilities:
Subscription acquisition costs	26,829	25,936
Accumulated depreciation and amortization	77,391	60,659
Gains from dispositions	23,734	6,516
Carrying value of accounts receivable	--	2,968
Expenses deductible for taxes in
different years than accrued	8,407	5,006
All other liabilities	342	18

Total deferred tax liabilities	136,703	101,103

Net deferred tax liability	$ 80,403	$ 39,983

The current portions of deferred tax assets and liabilities are included in Other current assets in the Consolidated Balance Sheets.

9.  Pension and Postretirement Benefit Plans

Savings and Investment Plan

The Company maintains a 401(k) Savings and Investment Plan which permits eligible employees to contribute funds on a pre-tax basis.  As of January 1, 2002, the plan allows employee contributions of up to 50 percent of eligible compensation subject to the maximum allowed under federal tax provisions.  Previously, the plan allowed employee contributions of up to 15 percent of eligible compensation.  The Company matches 100 percent of the first 3 percent and 50 percent of the next 2 percent of employee contributions.

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution.  Company contribution expense under this plan totaled $4.6 million in fiscal 2002, $4.6 million in fiscal 2001, and $4.5 million in fiscal 2000.

Pension and Postretirement Plans

The Company has noncontributory pension plans covering substantially all employees.  Assets held in the plans are primarily a mix of noncompany equity and debt securities.  Plan assets include 180,000 shares of Meredith common stock with a fair value of $7.7 million at March 31, 2002, the plans' measurement date.  The Company also sponsors defined healthcare and life insurance plans that provide benefits to eligible retirees.

The following table presents changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	-------Pension-------		---Postretirement---
June 30	2002	2001	2002	2001

(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$ 72,584	$ 63,613	$ 17,851	$ 13,876
Service cost	4,853	4,555	738	671
Interest cost	5,256	4,940	1,285	1,082
Participant contributions	--	--	329	252
Plan amendments	(31)	4,995	--	--
Actuarial loss (gain)	(1,195)	1,871	(162)	1,591
Special termination benefits	--	42	--	1,531
Benefits paid (including lump sums)	(13,064)	(7,432)	(1,389)	(1,152)

Benefit obligation, end of year	$ 68,403	$ 72,584	$ 18,652	$ 17,851

Change in plan assets:
Fair value of plan assets,
beginning of year	$ 63,738	$ 79,966	$ 43	$ 518
Actual return on plan assets	6,901	(10,385)	4	(81)
Employer contributions	834	1,589	1,013	506
Participant contributions	--	--	329	252
Benefits paid (including lump sums)	(13,064)	(7,432)	(1,389)	(1,152)

Fair value of plan assets, end of year	$ 58,409	$ 63,738	$ --	$ 43

Funded status, end of year	$ (9,994)	$ (8,846)	$(18,652)	$(17,808)
Unrecognized actuarial loss (gain)	(5,849)	(3,633)	25	187
Unrecognized prior service cost	5,343	6,232	(1,845)	(2,045)
Unrecognized net transition obligation	391	747	--	--
Contributions between measurement date
and fiscal year end	5,843	17	297	247

Net recognized amount, end of year	$ (4,266)	$ (5,483)	$(20,175)	$(19,419)

Consolidated Balance Sheets:
Prepaid benefit cost	$ 6,160	$ 3,091	$ --	$ --
Accrued benefit liability	(10,426)	(8,574)	(20,175)	(19,419)
Additional minimum liability	(3,037)	(4,981)	--	--
Intangible asset	2,464	4,762	--	--
Accumulated other comprehensive loss	573	219	--	--

Net recognized amount, end of year	$ (4,266)	$ (5,483)	$(20,175)	$(19,419)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $14.8 million, $13.6 million and $39 thousand respectively, as of June 30, 2002; and $16.5 million, $13.7 million and $0.1 million, respectively, as of June 30, 2001.

Benefit obligations were determined using the following weighted-average assumptions:

	-------Pension------		----Postretirement----
June 30	2002	2001	2002	2001

Weighted-average assumptions:

Discount rate	7.25%	7.25%	7.25%	7.25%

Expected return on plan assets	8.25%	8.25%	8.25%	8.25%

Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

The rate of increase in healthcare cost levels used in measuring the postretirement benefit obligation was 8 percent, decreasing to 5.75 percent in 2007 and thereafter.

Assumed rates of increase in healthcare cost levels have a significant effect on the amounts reported for the healthcare plans.  A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

Year ended June 30, 2002	One-Percentage- Point Increase	One-Percentage- Point Decrease

(In thousands)

Effect on service and interest cost components	$ 151	$ (129)

Effect on postretirement benefit obligation	$ 936	$ (819)

The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:

	-------------Pension------------			--------Postretirement-------
Years ended June 30	2002	2001	2000	2002	2001	2000

(In thousands)

Components of net periodic benefit cost:

Service cost	$4,853	$4,555	$4,426	$ 738	$ 671	$ 665
Interest cost	5,256	4,940	4,314	1,285	1,082	993
Expected return
on plan assets	(4,971)	(6,333)	(5,470)	(3)	(41)	(75)
Prior service
cost amortization	858	434	434	(200)	(200)	(200)
Actuarial loss (gain)
amortization	11	(1,445)	(611)	--	--	--
Transition amount
amortization	356	356	356	--	--	--
Settlement gain	(920)	(149)	--	--	--	--
Net periodic benefit
expense	$5,443	$2,358	$3,449	$1,820	$1,512	$1,383

Meredith offered a voluntary early retirement option to all employees meeting specified age and years of service criteria during the fourth quarter of fiscal 2001.  The offer included enhanced pension and postretirement benefits.  The effect of these special termination benefits was an increase in the projected benefit obligation of the pension plans of $0.1 million and an increase in the accumulated benefit obligation of the postretirement plan of $1.5 million.  The associated expense was included in the fiscal 2001 nonrecurring charge.

10.   Capital Stock

The Company has two classes of common stock outstanding: common and class B.  Holders of both classes of common stock receive equal dividends per share.  Class B stock, which has 10 votes per share, is not transferable as class B stock except to family members of the holder or certain other related entities.  At any time, class B stock is convertible, share for share, into common stock with one vote per share.  Class B stock transferred to persons or entities not entitled to receive it as class B stock will automatically be converted and issued as common stock to the transferee.  The principal market for trading the Company's common stock is the New York Stock Exchange (trading symbol MDP).  No separate public trading market exists for the Company's class B stock.

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock on the open market.

Repurchases under these authorizations were as follows:

Years ended June 30	2002	2001	2000

(In thousands)

Number of shares	877	1,332	1,720

Cost at market value	$ 30,178	$ 43,506	$ 54,486

As of June 30, 2002, approximately 1.6 million shares could be repurchased under existing authorizations by the Board of Directors.

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

The number of stock units and annual expense information follows:

Years ended June 30	2002	2001	2000

(In thousands except per share)
Number of stock units awarded	18	33	64

Average market price of stock units awarded	$35.28	$32.03	$36.25

Stock units outstanding	170	197	201

Annual expense, net	$ 1,240	$ 1,211	$ 915

Stock Option Plans

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

The Company also has a nonqualified stock option plan for nonemployee directors.  Options vest one-third each year over a three-year period.  No options can be issued under this plan after July 31, 2003, and options expire 10 years after issuance.

A summary of stock option activity and weighted average exercise prices follows:

Years ended June 30	2002		2001		2000

	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

(Options in thousands)
Outstanding,
beginning of year	6,320	$24.21	6,125	$22.57	5,783	$20.79

Granted at market price	886	$34.66	1,155	$28.55	859	$33.07

Exercised	(635)	$13.01	(610)	$13.39	(319)	$11.50

Forfeited	(110)	$34.14	(350)	$28.71	(198)	$34.06

Outstanding, end of year	6,461	$26.58	6,320	$24.21	6,125	$22.57

Exercisable, end of year	4,554	$24.26	3,817	$20.86	3,593	$16.82

Fair value of options granted:
At market price		$11.19		$10.98		$11.59

A summary of stock options outstanding and exercisable as of June 30, 2002, follows:

		Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number	remaining	exercise	Number	exercise
exercise prices	outstanding	life (years)	price	exercisable	price

(Options in thousands)

$ 8.53 - $16.75	1,351	2.36	$ 13.11	1,351	$ 13.11
$18.03 - $28.06	2,064	5.72	$ 24.52	1,434	$ 23.00
$28.44 - $33.16	1,552	6.05	$ 31.16	1,225	$ 31.06
$33.62 - $44.32	1,494	7.92	$ 36.82	544	$ 39.93

	6,461	5.61	$ 26.58	4,554	$ 24.26

The maximum number of shares reserved for use in all company restricted stock, stock equivalent and stock incentive plans totals 13.1 million.  The total number of restricted and equivalent stock shares and stock options that have been awarded under these plans as of June 30, 2002, is approximately 9.7 million.  No stock options have expired to date.

Meredith accounts for stock options in accordance with APB No. 25, Accounting for Stock Issued to Employees, and therefore no compensation cost related to options has been recognized in the Consolidated Statements of Earnings.  Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method of SFAS No. 123, Accounting for Stock-based Compensation, the Company's net earnings and earnings per share would have been as follows:

Years ended June 30	2002	2001	2000

(In thousands except per share)

Net earnings as reported	$91,381	$71,272	$71,030

Pro forma net earnings	$85,686	$66,331	$65,811

Basic earnings per share as reported	$ 1.85	$ 1.43	$ 1.38

Pro forma basic earnings per share	$ 1.73	$ 1.33	$ 1.28

Diluted earnings per share as reported	$ 1.79	$ 1.39	$ 1.35

Pro forma diluted earnings per share	$ 1.67	$ 1.29	$ 1.24

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

The following assumptions were applied in determining the pro forma compensation cost:

Years ended June 30	2002	2001	2000

Risk-free interest rate	4.62%	5.20%	6.23%

Expected dividend yield	0.75%	0.75%	0.75%

Expected option life	6.5 yrs	7.3 yrs	6.5 yrs

Expected stock price volatility	24.00%	23.00%	22.00%

Meredith has proposed a noncompensatory employee stock purchase plan (ESPP).  The ESPP will allow employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of the offering period.  The initial offering period is July 1 to December 31, 2002.  Beginning January 1, 2003, the ESPP will have quarterly offering periods.  Shareholders will be asked at the November 2002 annual meeting to authorize the reservation of 500,000 common shares for issuance under the ESPP.

12.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements.  Rental expense for such leases was $9.2 million in 2002 ($8.7 million in 2001 and $7.1 million in 2000).  Minimum rental commitments at June 30, 2002, under all noncancelable operating leases due in succeeding fiscal years are:

Years ended June 30

(In thousands)
2003	$ 7,917
2004	8,019
2005	7,439
2006	6,425
2007	6,207
Later years	28,325

Total amounts payable	$ 64,332

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011.  In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The Company has recorded commitments for broadcast rights payable in future fiscal years.  The Company also is obligated to make payments under contracts for broadcast rights not currently available for use, and therefore not included in the Consolidated Financial Statements, in the amount of $58.9 million at June 30, 2002 ($91.6 million at June 30, 2001).  The fair values of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, were $52.1 million and $80.7 million at June 30, 2002 and 2001, respectively.

 The broadcast rights payments due in succeeding fiscal years are:

Years ended June 30	Recorded Commitments	Unavailable Rights

(In thousands)

2003	$ 19,425	$ 16,835
2004	14,283	19,496
2005	7,596	11,727
2006	2,549	5,211
2007	478	2,387
Later years	--	3,216

Total amounts payable	$ 44,331	$ 58,872

The broadcasting segment has commitments to spend approximately $8 million over the next six months for the initial transition to digital technology at five stations and for equipment and remodeling associated with the consolidation of stations KPDX and KPTV into one facility in Portland.

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

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

	Foreign	Minimum		Accumulated
	Currency	Pension	Interest	Other
	Translation	Liability	Rate	Comprehensive
	Adjustments	Adjustments	Swaps	Loss

(In thousands)

Balance at June 30, 1999	$ (380)	$ (245)	--	$ (625)

Current-year adjustments, pre-tax	(427)	175	--	(252)
Tax benefit (expense)	170	(69)	--	101

Other comprehensive (loss) income	(257)	106	--	(151)

Balance at June 30, 2000	$ (637)	$ (139)	--	$ (776)

Current-year adjustments, pre-tax	(166)	14	$(5,849)	(6,001)
Tax benefit (expense)	55	(9)	2,281	2,327

Other comprehensive (loss) income	(111)	5	(3,568)	(3,674)
Cumulative effect of change in
accounting principle (net of taxes)	--	--	2,483	2,483

Balance at June 30, 2001	$ (748)	$ (134)	$(1,085)	$(1,967)

Current-year adjustments, pre-tax	23	(354)	(231)	(562)
Tax benefit (expense)	(9)	138	90	219

Other comprehensive (loss) income	14	(216)	(141)	(343)

Balance at June 30, 2002	$ (734)	$ (350)	$(1,226)	$(2,310)

14.  Financial Information about Industry Segments

Meredith is a diversified media company primarily focused on the home and family marketplace.  Based on products and services, the Company has established two reportable segments: publishing and broadcasting.  The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations.  The broadcasting segment includes the operations of 11 network-affiliated television stations.  The broadcasting segment information includes the effect of the acquisition of KPTV in June 2002 and the disposition of WOFL-TV and WOGX-TV in June 2002.  Virtually all of the Company's revenues are generated and assets reside within the United States.  There are no material intersegment transactions.

Operating profit is the measure reported to the chief operating decision maker for use in assessing segment performance and allocating resources.  Operating profit for segment reporting is revenues less operating costs and does not include nonrecurring charges, nonoperating income, interest income and expense, or unallocated corporate expenses.  Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff and human resources administration expenses.  These costs are allocated based on actual usage or other appropriate methods, primarily number of employees.  Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups.

A significant noncash item included in segment operating costs, other than depreciation and amortization of fixed and intangible assets, is the amortization of broadcast rights in the broadcasting segment.  Broadcast rights amortization totaled $40.1 million in fiscal 2002, $44.1 million in fiscal 2001 and $35.3 million in fiscal 2000.

Segment assets include intangible, fixed and all other noncash assets identified with each segment.  Jointly used assets such as office buildings and information technology equipment are allocated to the segments by appropriate methods, primarily number of employees.  Unallocated corporate assets consist primarily of cash and cash items, assets allocated to or identified with corporate staff departments and other miscellaneous assets not assigned to one of the segments.

Expenditures for long-lived assets other than capital expenditures included the acquisition of one television station in exchange for two of Meredith's television stations in June 2002.  This exchange resulted in net additions to broadcasting segment assets of $11.4 million in fixed assets and $64.3 million in intangible assets and a net reduction of $12.5 million in goodwill.

EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation and amortization and excludes special items.  The special items excluded from EBITDA consist of the following: the write-down of broadcast rights ($3.7 million in fiscal 2002, $9.9 million in fiscal 2001 and $1.0 million in fiscal 2000), nonrecurring items ($25.3 million in fiscal 2001 and $23.1 million in fiscal 2000), and nonoperating income ($63.8 million in fiscal 2002 and $21.5 million in fiscal 2001).  EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements.  EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow; however, EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America.  The calculation of EBITDA and similarly titled measures may vary between companies.

The following table presents financial information by segment:

Years ended June 30	2002	2001	2000

(In thousands)

Revenues
Publishing	$ 733,251	$ 773,175	$ 811,131
Broadcasting	254,578	270,276	278,339

Total revenues	$ 987,829	$1,043,451	$1,089,470

Operating profit
Publishing	$ 117,023	$ 132,815	$ 139,045
Broadcasting	20,186	34,683	60,454
Unallocated corporate	(19,360)	(15,566)	(15,066)
Nonrecurring items	--	(25,308)	(23,096)

Income from operations	$ 117,849	$ 126,624	$ 161,337

Depreciation/amortization
Publishing	$ 11,441	$ 8,983	$ 11,561
Broadcasting	39,639	40,034	38,705
Unallocated corporate	2,560	2,555	2,083

Total depreciation/amortization	$ 53,640	$ 51,572	$ 52,349

Assets
Publishing	$ 297,732	$ 310,066	$ 320,972
Broadcasting	1,054,470	1,011,483	1,037,458
Unallocated corporate	108,062	116,198	81,343

Total assets	$1,460,264	$1,437,747	$1,439,773

Capital expenditures
Publishing	$ 4,991	$ 10,642	$ 1,465
Broadcasting	12,270	24,745	32,925
Unallocated corporate	6,104	20,580	5,013

Total capital expenditures	$ 23,365	$ 55,967	$ 39,403

Other Data:
EBITDA
Publishing	$ 128,464	$ 141,798	$ 150,606
Broadcasting	63,520	84,647	100,211
Unallocated corporate	(16,800)	(13,011)	(12,983)

Total EBITDA	$ 175,184	$ 213,434	$ 237,834

15.  Selected Quarterly Financial Data  (unaudited)

Year ended June 30, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

(In thousands except per share)

Revenues
Publishing	$180,155	$158,954	$197,394	$196,748	$ 733,251
Broadcasting	56,354	69,011	58,801	70,412	254,578

Total revenues	$236,509	$227,965	$256,195	$267,160	$ 987,829

Operating profit
Publishing	$ 25,536	$ 13,768	$ 40,700	$ 37,019	$ 117,023
Broadcasting	59	10,357	781	8,989	20,186
Unallocated corporate expense	(4,309)	(4,613)	(5,803)	(4,635)	(19,360)

Income from operations	$ 21,286	$ 19,512	$ 35,678	$ 41,373	$ 117,849

Net earnings	$ 8,663	$ 8,704	$ 17,884	$ 56,130	$ 91,381

Basic earnings per share	$ 0.17	$ 0.18	$ 0.36	$ 1.13	$ 1.85

Diluted earnings per share	$ 0.17	$ 0.17	$ 0.35	$ 1.10	$ 1.79

Dividends per share	$ 0.085	$ 0.085	$ 0.090	$ 0.090	$ 0.35

Stock price per share:
High	$ 36.99	$ 36.60	$ 42.74	$ 45.00

Low	$ 26.50	$ 30.95	$ 33.95	$ 38.04

Fiscal 2002

Second quarter results included after-tax nonoperating income of $1.2 million, or 2 cents per share, for proceeds from the demutualization of an insurance company with which Meredith holds policies.

Fourth quarter results include after-tax nonoperating income of $37.9 million, or 74 cents per share, for the gain from the disposition of WOFL-TV serving Orlando, FL, and WOGX-TV serving Ocala/Gainesville, FL.  In exchange for these two television stations, Meredith acquired KPTV serving Portland, OR (Note 3).

Fourth quarter results include an after-tax charge in interest expense of $2.1 million, or 4 cents per share, for a write-off related to the fair market value of certain interest rate swap contracts.

Fourth quarter broadcasting operating profit includes expense of  $3.7 million for the write-down of certain programming rights to net realizable value.

As a result of rounding and share repurchases made during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

Year ended June 30, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

(In thousands except per share)

Revenues
Publishing	$183,230	$180,011	$211,583	$198,351	$ 773,175
Broadcasting	65,137	78,629	58,922	67,588	270,276

Total revenues	$248,367	$258,640	$270,505	$265,939	$1,043,451

Operating profit
Publishing	$ 28,410	$ 29,666	$ 39,879	$ 34,860	$ 132,815
Broadcasting	10,143	21,453	3,272	(185)	34,683
Unallocated corporate expense	(3,375)	(3,701)	(4,439)	(4,051)	(15,566)
Nonrecurring items	--	--	--	(25,308)	(25,308)

Income from operations	$ 35,178	$ 47,418	$ 38,712	$ 5,316	$ 126,624

Net earnings	$ 16,469	$ 24,041	$ 18,884	$ 11,878	$ 71,272

Basic earnings per share	$ 0.33	$ 0.48	$ 0.38	$ 0.24	$ 1.43

Diluted earnings per share	$ 0.32	$ 0.47	$ 0.37	$ 0.23	$ 1.39

Dividends per share	$ 0.080	$ 0.080	$ 0.085	$ 0.085	$ 0.33

Stock price per share:
High	$ 35.00	$ 32.75	$ 37.55	$ 38.97

Low	$ 26.75	$ 27.13	$ 30.50	$ 33.55

Fiscal 2001

Fourth quarter results included after-tax nonrecurring charges of $15.4 million, or 30 cents per share, primarily for personnel costs associated with an early retirement program and other workforce reductions and for the  write-off of certain Internet investments (Note 2).

Fourth quarter results included after-tax nonoperating income of $13.1 million, or 26 cents per share, for the gain from the sale of GOLF FOR WOMEN magazine.

Fourth quarter broadcasting operating profit includes expense of $9.9 million for the write-down of certain programming rights to net realizable value.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Meredith Corporation:

We have audited the accompanying Consolidated Balance Sheets of Meredith Corporation and subsidiaries as of June 30, 2002 and 2001, and the related Consolidated Statements of Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended June 30, 2002.  In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule, as listed in Part IV, Item 14 (a) 2 herein.  These Consolidated Financial Statements and financial statement schedule are the responsibility of Company management.  Our responsibility is to express an opinion on these Consolidated Financial Statements and financial statement schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ KPMG LLP

KPMG LLP
Des Moines, Iowa
July 31, 2002

REPORT OF MANAGEMENT

To the Shareholders of Meredith Corporation:

Meredith management is responsible for the preparation, integrity and objectivity of the financial information included in this annual report to shareholders.  We take this responsibility very seriously as we recognize the importance of having well informed, confident investors. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on our informed judgments and estimates. We have adopted appropriate accounting policies and are fully committed to ensuring that those policies are applied properly and consistently. In addition, we strive to report our financial results in a manner that is relevant, complete and understandable. We welcome any suggestions from those who use our reports.

To meet our responsibility for financial reporting, internal control systems and accounting procedures are designed to provide reasonable assurance as to the reliability of financial records.  In addition, the internal audit staff monitors and reports on compliance with Company policies, procedures and internal control systems.

The Consolidated Financial Statements have been audited by independent auditors.  In accordance with auditing standards generally accepted in the United States of America, the independent auditors conducted a review of the Company's internal accounting controls and performed tests and other procedures necessary to determine an opinion on the fairness of the Company's Consolidated Financial Statements.  The independent auditors were given unrestricted access to all financial records and related information, including all Board of Directors' and Board committees' minutes.  The audit committee of the Board of Directors, which consists of five independent directors, meets with the independent auditors, management and internal auditors to review accounting, auditing and financial reporting matters.  To ensure complete independence, the independent auditors have direct access to the audit committee without the presence of management representatives.

At Meredith, we have always put a high priority on good corporate governance. We support the recent calls for improvements in this area, including the New York Stock Exchange's recommended changes in listing-company standards and the Sarbanes-Oxley Act of 2002. Beginning with our fiscal 2002 year-end results, all of our financial reports will be certified by our Chief Executive Officer and Chief Financial Officer.

 /s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer

Schedule II

MEREDITH CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended June 30, 2002, 2001 and 2000
(in thousands)

	Year ended June 30, 2002
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period

Those reserves which are deducted
in the Consolidated Financial
Statements from Receivables:
Reserve for doubtful accounts	$ 8,564	$ 3,366	$ 174	$ (4,200)	$ 7,904
Reserve for returns	6,269	19,337	--	(18,372)	7,234

	$14,833	$22,703	$ 174	$(22,572)	$15,138

	Year ended June 30, 2001
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period

Those reserves which are deducted
in the Consolidated Financial
Statements from Receivables:
Reserve for doubtful accounts	$ 8,089	$ 4,743	$ --	$ (4,268)	$ 8,564
Reserve for returns	6,279	12,258	--	(12,268)	6,269

	$14,368	$17,001	$ --	$(16,536)	$14,833

Year ended June 30, 2000
Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period

Those reserves which are deducted
in the Consolidated Financial
Statements from Receivables:
Reserve for doubtful accounts	$ 6,915	$ 4,021	$ --	$ (2,847)	$ 8,089
Reserve for returns	5,095	10,100	--	(8,916)	6,279

	$12,010	$14,121	$ --	$(11,763)	$14,368

                                          Index to Exhibits

Exhibit Number	Item

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

E-1

    HIGHLIGHTS

DESCRIPTION OF BUSINESS

EXECUTIVE OFFICERS

CERTIFICATIONS

FINANCIAL DATA:
Management's Discussion and Analysis
Quantitative and Qualitative Disclosures About Market Risk
Balance Sheets
Statement of Earnings
Statement of Cash Flow
Statement of Shareholders' Equity
Notes
Independent Auditors' Report

INDEX TO EXHIBITS