Form 10-Q
period 2002-09-30
MEREDITH CORP
filed 2002-11-12
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2002
Commission file number	1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)
IOWA	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	515-284-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  [X]     No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of stock outstanding at October 31, 2002:

Common shares	39,319,674
Class B shares	10,276,054

Total common and class B shares	49,595,728

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	(Unaudited)
	September 30	June 30
Assets	2002	2002
(In thousands)
Current assets:
Cash and cash equivalents	$16,764	$28,225
Accounts receivable, net	134,244	128,204
Inventories	31,696	32,921
Subscription acquisition costs	40,710	43,549
Broadcast rights	38,089	19,223
Deferred income taxes	11,207	11,948
Supplies and prepaids	12,090	8,141
Total current assets	284,800	272,211

Property, plant and equipment	383,540	375,420
Less accumulated depreciation	(170,808)	(164,170)
Net property, plant and equipment	212,732	211,250

Subscription acquisition costs	26,890	31,473
Broadcast rights	23,071	13,876
Other assets	41,837	37,837
Intangibles, net	636,094	672,969
Goodwill	118,153	220,648

Total assets	$1,343,577	$1,460,264

See accompanying Notes to Interim Condensed Consolidated Financial Statements

	(Unaudited)
	September 30	June 30
Liabilities and Shareholders' Equity	2002	2002
(In thousands except share data)
Current liabilities:
Current portion of long-term broadcast rights payable	$38,380	$19,425
Accounts payable	39,502	42,749
Accrued taxes and expenses	101,190	103,584
Unearned subscription revenues	129,767	141,648
Total current liabilities	308,839	307,406

Long-term debt	365,000	385,000
Long-term broadcast rights payable	38,929	24,906
Unearned subscription revenues	102,821	91,270
Deferred income taxes	43,884	92,351
Other noncurrent liabilities	54,850	51,614
Total liabilities	914,323	952,547

Shareholders' equity:
Series preferred stock, par value $1 per share
Authorized 5,000,000 shares; none issued	--	--
Common stock, par value $1 per share
Authorized 80,000,000 shares; issued and outstanding 39,215,195 shares at September 30, 2002 (excluding 28,766,663 shares held in treasury) and 39,256,126 shares at June 30, 2002 (excluding 28,553,908 shares held in treasury).	39,215	39,256
Class B stock, par value $1 per share, convertible to
common stock
Authorized 15,000,000 shares; issued and outstanding 10,283,191 shares at September 30, 2002 and 10,319,765 shares at June 30, 2002	10,283	10,320
Retained earnings	384,005	462,057
Accumulated other comprehensive (loss)	(2,678)	(2,310)
Unearned compensation	(1,571)	(1,606)
Total shareholders' equity	429,254	507,717

Total liabilities and shareholders' equity	$1,343,577	$1,460,264

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Earnings (Unaudited)
	Three Months ended September 30
		2001
	2002	Actual	Adjusted*
(In thousands except per share data)
Revenues:
Advertising	$149,071	$138,841	$138,841
Circulation	62,838	61,935	61,935
All other	38,153	35,733	35,733
Total revenues	250,062	236,509	236,509

Operating costs and expenses:
Production, distribution and editorial	110,235	108,248	108,248
Selling, general and administrative	97,514	93,398	93,398
Depreciation and amortization	7,155	13,577	7,117
Total operating costs and expenses	214,904	215,223	208,763

Income from operations	35,158	21,286	27,746

Interest income	198	160	160
interest expense	(8,504)	(7,313)	(7,313)
Earnings before income taxes and cumulative effect of
change in accounting principle	26,852	14,133	20,593
Income taxes	10,392	5,470	7,970
Net earnings before cumulative effect of
change in accounting principle	$16,460	$8,663	$12,623

Cumulative effect of change in accounting
principle (net of taxes)	(85,749)	--	--
Net (loss) earnings	$(69,289)	$8,663	$12,623

Basic earnings per share
Before cumulative effect of change in accounting principle	$0.33	$0.17	$0.25
Cumulative effect of change in accounting principle	(1.73)	--	--
Net basic (loss) earnings per share	$(1.40)	$0.17	$0.25
Basic average shares outstanding	49,494	49,723	49,723

Diluted earnings per share
Before cumulative effect of change in accounting principle	$0.32	$0.17	$0.25
Cumulative effect of change in accounting principle	(1.68)	--	--
Net diluted (loss) earnings per share	$(1.36)	$0.17	$0.25
Diluted average shares outstanding	50,891	51,004	51,004

Dividends paid per share	$0.090	$0.085	$0.085

* Adjusted results assume the provisions of SFAS No. 142 eliminating the amortization of goodwill and certain intangible assets were effective July 1, 2001.

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Class B	Paid-in	Retained	Comprehensive	Unearned
(In thousands)	Stock	Stock	Capital	Earnings	Loss	Compensation	Total
Balance at June 30, 2002	$39,256	$10,320	$ --	$462,057	$(2,310)	$(1,606)	$507,717

Net (loss)	--	--	--	(69,289)	--	--	(69,289)
Other comprehensive loss, net of tax	--	--	--	--	(368)	--	(368)
Comprehensive loss	--	--	--	--	--	--	(69,657)

Stock issued under various incentive
plans, net of forfeitures	136	--	2,408	--	--	(160)	2,384
Purchases of company stock	(212)	(2)	(3,650)	(4,313)	--	--	(8,177)
Conversion of class B to common stock	35	(35)	--	--	--	--	--

Dividends paid, 35 cents per share
Common stock	--	--	--	(3,524)	--	--	(3,524)
Class B stock	--	--	--	(926)	--	--	(926)

Restricted stock amortized to operations	--	--	--	--	--	195	195
Tax benefit from incentive plans	--	--	1,242	--	--	--	1,242

Balance at September 30, 2002	$39,215	$10,283	$ --	$384,005	$(2,678)	$(1,571)	$429,254

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30	2002	2001
(In thousands)
Cash flow from operating activities:
Net (loss) earnings	$(69,289)	$8,663

Adjustments to reconcile net (loss) earnings to
net cash provided by operating activities:
Depreciation and amortization	7,155	13,577
Change in fair market value of interest rate swaps	1,349	--
Amortization of broadcast rights	8,786	8,064
Payments for broadcast rights	(6,612)	(8,409)
Cumulative effect of accounting change, net of taxes	85,749	--
Changes in assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(6,040)	2,165
Inventories	1,225	(4,841)
Supplies and prepaids	(4,316)	(2,563)
Subscription acquisition costs	7,422	1,727
Accounts payable	(3,247)	(3,179)
Accrued taxes and expenses	(2,832)	(20,541)
Unearned subscription revenues	(330)	2,722
Deferred income taxes	6,645	4,332
Other noncurrent liabilities	2,982	1,502
Net cash provided by operating activities	28,647	3,219

Cash flows from investing activities:
Additions to property, plant and equipment	(8,581)	(5,358)
Changes in investments and other	(1,598)	709
Net cash (used) by investing activities	(10,179)	(4,649)

Cash flows from financing activities:
Long-term debt incurred	--	10,000
Long-term debt retired	(20,000)	(25,000)
Proceeds from common stock issued	2,503	435
Purchases of company stock	(8,177)	(11,988)
Dividends paid	(4,450)	(4,229)
Other	195	272
Net cash (used) by financing activities	(29,929)	(30,510)

Net (decrease) in cash and cash equivalents	(11,461)	(31,940)
Cash and cash equivalents at beginning of year	28,225	36,254

Cash and cash equivalents at end of period	$16,764	$4,314

See accompanying Notes to Interim Condensed Consolidated Financial Statements

MEREDITH CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies

a. General

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Readers are referred to the company's Form 10-K for the year ended June 30, 2002 for complete financial statements and related notes. Certain prior-year amounts have been reclassified to conform with current-year presentation.

b. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The company bases its estimates on historical experience and other assumptions, as appropriate, concerning the carrying values of its assets and liabilities. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimates of future revenues; and, provisions for returns of magazines and book sold, which are based primarily on historical experience. The company re-evaluates its estimates on an ongoing basis. Actual results could differ materially from those estimates.

c. Earnings per share

The following table presents the calculations of earnings per share:

	(Unaudited)
	Three Months
	Ended September 30
	2002	2001
(In thousands except per share)
Net (loss) earnings	$(69,289)	$8,663

Basic average shares outstanding	49,494	49,723
Dilutive effect of stock options	1,397	1,281
Diluted average shares outstanding	50,891	51,004

Basic (loss) earnings per share	$(1.40)	$0.17

Diluted (loss) earnings per share	$(1.36)	$0.17

MEREDITH CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Antidilutive options excluded from the above calculations totaled 346,000 options at September 30, 2002 (with a weighted average exercise price of $41.61) and 1,405,000 options at September 30, 2001 (with a weighted average exercise price of $37.11).

Options to purchase 136,000 shares were exercised during the three months ended September 30, 2002 (45,000 options were exercised in the three months ended September 30, 2001).

2.  Goodwill and Intangible Assets

Meredith adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. The adoption of this standard has virtually eliminated Meredith's amortization expense related to intangible assets and goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $25.6 million in fiscal 2002 to $0.1 million in fiscal 2003.

SFAS No. 142 also establishes requirements for the periodic impairment review of goodwill and intangible assets with indefinite lives. Reviews are based on a fair-value approach as described in SFAS No. 142. SFAS No. 142 requires an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption. The Company has completed this initial review and it resulted in transitional impairment losses of $139.9 million ($85.7 million after-tax), or $1.68 per diluted share. This charge was recorded net of tax as the cumulative effect of a change in accounting principle. The impairment losses relate to certain television Federal Communication Commission (FCC) licenses/network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The fair values of the FCC licenses/network affiliation agreements and goodwill were determined by developing discounted cash flow analyses. The impairments are primarily the result of lower revenues and cash flows at television station WGCL-TV in Atlanta as compared to the projections on which the purchase price was based.

MEREDITH CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets and goodwill at September 30, 2002, consisted of the following:

	Gross			Net
	Carrying		Accumulated	Carrying
(In thousands)	Amount		Amortization	Amount

	Intangible asset subject to amortization:
	Publishing Group noncompete agreement	$22,500	$22,415	$85

	Intangible assets not subject to amortization:
	Publishing Group trademark			9,257
	Broadcasting Group FCC licenses/
network affiliation agreements				626,752
	Total			$636,009

	Intangibles, net			$636,094

Net
Carrying
(In thousands)	Amount
Goodwill:
Publishing Group	$36,455
Broadcasting Group	81,698
Goodwill	$118,153

mortization expense for the noncompete agreement, the only amortizing intangible asset, was $64,000 for the quarter ended September 30, 2002. Estimated annual amortization expense is $149,000 in fiscal 2003. The noncompete agreement, which is amortized on a straight line basis over 15 years, will become fully amortized in fiscal 2003. Therefore, no amortization expense for intangible assets is expected in any of the succeeding five fiscal years.

As part of the adoption of SFAS No. 142, $0.6 million in previously recorded intangible assets were reclassified as goodwill. The carrying amount of goodwill was reduced by $106.2 million for transitional impairment losses recorded as part of the adoption of SFAS No. 142. In addition, goodwill was increased by $3.1 million because of adjustments to preliminary valuations of broadcast rights recorded as part of the June 2002 acquisition of KPTV in Portland, OR.

MEREDITH CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Nonrecurring Items

In fiscal 2001, Meredith took steps to reduce the number of employees through a one-time, special voluntary early retirement program and additional selective workforce reductions through attrition, realignments and job eliminations. In addition, the company wrote-off certain Internet investments. These actions resulted in a fiscal 2001 net nonrecurring charge of $25.3 million ($15.4 million after tax), or 30 cents per share, for personnel costs ($18.4 million) and asset write-downs and other ($8.2 million), offset by the reversal of excess accruals ($1.3 million). The nonrecurring charge resulted in balance sheet adjustments of $8.5 million and cash payments of $1.1 million in fiscal 2001, leaving an accrual balance of $15.7 million for personnel costs at June 30, 2001. Details of the activities affecting the accrual since that date follow:

Description	Accrual
(In thousands)
June 30, 2001 balance	$15,716
Cash payments	(10,975)
Other adjustments	232
June 30, 2002 balance	4,973

Cash payments	(1,713)
September 30, 2002 balance	$3,260

Payments made during the quarter were for enhanced retirement benefits and severance. Payments for certain early retirement benefit costs will continue for approximately six years.

At June 30, 2002, Meredith also had an accrual of $0.4 million related to contractual obligations from a nonrecurring charge recorded in fiscal 2000. There has been no change in that accrual since June 30, 2002.

4.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 39 percent and 37 percent are under the LIFO method at September 30, 2002 and June 30, 2002, respectively.

	(Unaudited)
	September 30	June 30
	2002	2002
(In thousands)
Raw materials	$11,691	$12,931
Work in process	18,167	18,015
Finished goods	6,559	7,123
	36,417	38,069

Reserve for LIFO cost valuation	(4,721)	(5,148)
Total	$31,696	$32,921

MEREDITH CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Meredith Funding Corporation

In April 2002 Meredith entered into an agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At September 30, 2002, $126.6 million of accounts receivable, net of reserves, were sold and outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by Bank One, N.A. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (4.75 percent at September 30, 2002), from Meredith Funding Corporation. At September 30, 2002, the subordinated note balance was $57.7 million. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's Consolidated Financial Statements. At September 30, 2002, $65.0 million was outstanding under the asset-backed commercial paper facility and reflected in long-term debt on Meredith's Condensed Consolidated Balance Sheet. The asset-backed commercial paper facility renews annually in April. Meredith has the ability and the intent to renew the facility each year and, therefore, the principal is reflected as due on April 9, 2007, the facility termination date.

6.  Derivative Financial Instruments

At September 30, 2002, Meredith had interest rate swap contracts to pay fixed-rates of interest (average 5.3 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 1.8 percent) on $168.8 million notional amount of indebtedness. These contracts expire in June 2004. The notional amount varies over the terms of the contracts. The average notional amount of indebtedness outstanding under the contracts is $166 million in fiscal 2003 and $132 million in fiscal 2004.

The fair market value of the interest rate swap contracts was a liability of $8.7 million at September 30, 2002. Assuming no change in interest rates, the estimated amount of the loss expected to be reclassified into earnings over the next 12 months is $5.5 million.

As a result of the April 2002 debt refinancing and a reduction in variable-rate obligations, Meredith has interest rate swap contracts that no longer hedge variable-rate obligations. These contracts have been dedesignated as hedge contracts. Therefore, all changes in the fair market value of these contracts are recorded in interest expense. Fair market value changes in the first quarter of fiscal 2003 resulted in expense of $1.3 million.

7.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income includes foreign currency translation adjustments and changes in the fair market value of interest rate swap contracts in addition to net earnings. Total comprehensive (loss) income (in thousands) for the three-month periods ended September 30, 2002 and 2001, was $(69,657) and $4,968, respectively.

MEREDITH CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Segment Information

	Three Months ended September 30
		2001
	2002	Actual	Adjusted*
(In thousands)
Revenues:
Publishing	$185,868	$180,155	$180,155
Broadcasting	64,194	56,354	56,354
Total revenues	$250,062	$236,509	$236,509

Operating profit
Publishing	$28,938	$25,536	$26,099
Broadcasting	11,320	59	5,956
Unallocated corporate	(5,100)	(4,309)	(4,309)
Income from operations	$35,158	$21,286	$27,746

Depreciation and Amortization
Publishing	$2,529	$2,763	$2,200
Broadcasting	4,120	10,133	4,236
Unallocated corporate	506	681	681
Total depreciation and amortization	$7,155	$13,577	$7,117

EBITDA
Publishing	$31,467	$28,299	$28,299
Broadcasting	15,440	10,192	10,192
Unallocated corporate	(4,594)	(3,628)	(3,628)
Total EBITDA	$42,313	$34,863	$34,863

* Adjusted results assume the provisions of SFAS No. 142 eliminating the amortization of goodwill and certain intangible assets were effective July 1, 2001.

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The broadcasting segment includes the operations of 11 network-affiliated television stations. There are no material intersegment transactions. There have been no changes in the basis of segmentation or the measurement of segment profit since June 30, 2002.

MEREDITH CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation and amortization. Earnings from continuing operations exclude the cumulative effect of a change in accounting principle. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow; however, EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. The calculation of EBITDA and similarly titled measures may vary between companies.

9.  Subsequent Event

On November 4, 2002, Meredith Corporation announced an agreement to acquire American Baby magazine and related assets from Primedia Inc. for $115.0 million. American Baby magazine, which was launched in 1938, is currently published monthly and has a circulation of 2 million. Other American Baby group properties being acquired include Childbirth and First Year of Life magazines, three Hispanic titles and related marketing programs, the American Baby and Healthy Kids television programs currently shown on the FX television network, websites, custom publications and other related programs.

The purchase price of $115.0 million represents a multiple of approximately 10 times the American Baby group's projected 12-month earnings before interest, taxes, depreciation and amortization. Meredith expects the transaction to be accretive to earnings per share in fiscal 2003 and subsequent years. The transaction is subject to customary closing conditions including regulatory approval and is expected to close prior the end of calendar 2002.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion presents the key factors that have affected the Company's business in the first quarters of fiscal 2003 and fiscal 2002. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the Company's Form 10-K for the year ended June 30, 2002. All per share amounts refer to diluted earnings per share and are computed on an after-tax basis.

Sections of this report - and management's public commentary from time to time - may contain certain forward-looking statements that are subject to risks and uncertainties. The words expect, anticipate, believe, likely, will, and similar terms generally identify forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information; actual results may differ materially from those currently anticipated.

Factors that could adversely affect future results include but are not limited to downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; national or world events that could interrupt broadcast television nationally, regionally, or in specific local markets; the unexpected loss of one or more major clients; changes in consumer reading, purchasing, and/or television viewing patterns; unanticipated increases in paper, postage, printing, or syndicated programming costs; changes in television network affiliation agreements and/or network affiliation relationships; technological developments affecting products or methods of distribution such as the Internet or e-commerce; changes in government regulations affecting the Company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions.

Consolidated Results of Operations

Quarter ended September 30	Actual 2002	Actual 2001	Adjusted[1] 2001	Percent Change[2]
(In thousands)
Total revenues	$250,062	$236,509	$236,509	6%
Income from operations	$35,158	$21,286	$27,746	27%
Net earnings before cumulative effect of change in accounting principle	$16,460	$8,663	$12,623	30%
Diluted earnings per share before cumulative effect of change in accounting principle	$0.32	$0.17	$0.25	28%
Net (loss) earnings	$(69,289)	$8,663	$12,623	nm
Diluted (loss) earnings per share	$(1.36)	$0.17	$0.25	nm

       nm = not meaningful

     1 Assumes amortization provisions of SFAS No. 142 were adopted effective July 1, 2001.
     2 Indicates percentage change in actual 2002 first quarter results versus adjusted 2001 first quarter results.

Quarter ended September 30, 2002 compared with quarter ended September 30, 2001

Meredith recorded a net loss of $69.3 million, or $1.36 per share, in the quarter ended September 30, 2002. The loss resulted from a charge for the cumulative effect of a change in accounting principle. Meredith adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. SFAS No. 142 also requires an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption. Meredith has completed this initial review, and it resulted in transitional impairment losses of $139.9 million ($85.7 million after tax), or $1.68 per diluted share. This charge was recorded net of tax as the cumulative effect of a change in accounting principle. The impairment losses reflect the write-down of Federal Communication Commission (FCC) television licenses/network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The majority of the impairments relate to the acquisition of television station WGCL-TV in Atlanta in March 1999.

The adoption of SFAS No. 142 virtually eliminated Meredith's amortization expense related to intangible assets and goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $25.6 million in fiscal 2002 to $0.1 million in fiscal 2003. Diluted earnings per share are expected to increase by approximately 30 cents for fiscal 2003 due to the reduction in amortization expense. Net earnings of $8.7 million, or 17 cents per share, reported for the first quarter ended September 30, 2001 included after-tax amortization expense of $4.0 million, or 8 cents per share, that would not have been required if SFAS No. 142 had been in effect. SFAS No. 142 does not permit the restatement of prior year's results. For ease of comparison, this report includes fiscal 2002 results as previously reported and as if the amortization provisions of SFAS No. 142 had been adopted on July 1, 2001.

First quarter revenues increased 6 percent to $250.1 million from $236.5 million for the same quarter a year ago. Advertising revenues increased 7 percent. Fiscal 2003 first quarter earnings before the cumulative change in accounting principle were $16.5 million, or 32 cents per share, compared with the prior first quarter's adjusted net earnings of $12.6 million, or 25 cents per share. The earnings improvement reflected increased advertising revenues along with higher revenues and improved operating profit from book sales. Revenues were also affected by Meredith's acquisition of television station KPTV in Portland, OR in June 2002. Meredith exchanged its Orlando and Ocala, FL television stations for KPTV in a transaction with News Corporation and Fox Television Stations, Inc. The transaction created a Meredith duopoly in Portland where the Company already owned KPDX-TV. Meredith expects the transaction to result in a revenue reduction of approximately $10 million in fiscal 2003 but to have no material effect on operating results.

Operating costs and expenses increased 3 percent from the prior first quarter on an adjusted basis. Production, distribution, and editorial costs increased 2 percent, reflecting higher postage and editorial costs in publishing and higher news costs in broadcasting. Partially offsetting these cost increases were lower paper prices. Selling, general, and administrative expenses increased 4 percent. Higher incentive accruals linked to improved performance were the biggest factor in the increase. Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, increased to $5.1 million from $4.3 million the prior first quarter as a result of the higher incentive accruals. The operating profit margin for the quarter just ended was 14.1 percent of revenues versus 11.7 percent for the prior first quarter.

Net interest expense was $8.3 million compared with $7.2 million in the first quarter of fiscal 2002. The increase reflected an unfavorable fair market value adjustment on interest rate swap contracts. In the prior year, all fair market value adjustments on interest rate swap contracts were recorded in other comprehensive income. As a result of debt refinancing in April 2002 and a reduction in the amount of variable-rate debt outstanding, Meredith has interest rate swap contracts that no longer hedge variable-rate obligations. The fair market value adjustment on those contracts therefore is recorded in interest expense.

The Company's effective tax rate for the quarter just ended, the previous first quarter, and the previous fiscal year was 38.7 percent. The rate is expected to remain unchanged throughout fiscal 2003.

Outlook for Remainder of Fiscal 2003

The following statements reflect Meredith's current expectations for the second quarter and the remainder of fiscal 2003.

Second quarter publishing advertising revenues are running up in the low double-digits, on a percentage basis, from the same quarter a year ago. Second quarter same-station broadcasting advertising bookings are up in the mid-twenties on a percentage basis. (The same-station comparison includes revenues of KPTV-Portland in both periods and excludes revenues of the two Florida stations traded for KPTV in June 2002.) Television advertising bookings are as of a point in time and change frequently.

On November 4, 2002, Meredith Corporation announced an agreement to acquire American Baby magazine and related assets from Primedia Inc. for $115.0 million. The transaction is subject to customary closing conditions including regulatory approval and is expected to close prior to the end of calendar 2002. Meredith expects the transaction to be accretive to earnings per share in fiscal 2003; however, the effect can not be quantified at this time.

At this time, management believes the First Call consensus earnings estimate of 35 cents per share for the second quarter of fiscal 2003 is achievable. In the second quarter of fiscal 2002, Meredith's net earnings were 23 cents per share, adjusted for the amortization provisions of SFAS No. 142 and excluding a 2 cent per share nonrecurring gain. Limited visibility for advertising demand beyond the November elections makes precise guidance for the full fiscal year difficult. Management continues to expect earnings before the cumulative change in accounting principle in the range of $1.55 to $1.65 per share for fiscal 2003. This guidance will be updated as appropriate in management presentations at two media conferences in New York in December.

Segment Results of Operations

In the following sections, segment operating profit for the quarter ended September 30, 2001 is reported on an adjusted basis as if the amortization provisions of SFAS No. 142 were effective July 1, 2001.

Publishing

Quarter ended September 30	Actual 2002	Adjusted 2001	Percent Change
(In thousands)
Advertising revenues	$86,608	$84,072	3%
Circulation revenues	$62,838	$61,935	2%
Other revenues	$36,422	$34,148	7%
Total revenues	$185,868	$180,155	3%

Operating profit	$28,938	$26,099	11%

Publishing revenues increased 3 percent to $185.9 million from $180.2 million the first quarter of fiscal 2002. Magazine advertising revenues increased 3 percent as a result of 4 percent growth in the number of advertising pages sold. Magazines reporting higher advertising revenues included Better Homes and Gardens, the Company's largest circulation title, as well as Midwest Living, MORE magazine, Special Interest Publications, and Creative Collection titles. These improvements were partially offset by lower advertising revenues at Traditional Home and Ladies' Home Journal magazines. The revenue decline at Traditional Home resulted from fewer advertising pages sold; lower net revenues per page were the biggest factor at Ladies' Home Journal. Advertising categories showing strength in the quarter included direct response, pharmaceuticals, home and building, and financial products.

Magazine circulation revenues increased 2 percent from the prior first quarter. The growth reflected increased newsstand sales of Special Interest Publications and Creative Collection titles.

Other publishing revenues increased 7 percent from the prior first quarter due to strong growth in book sales. Book revenues increased approximately 20 percent largely due to the release of the 12th edition of the Better Homes and Gardens New Cook Book.

Publishing operating profit was $28.9 million in the fiscal 2003 first quarter, an 11 percent increase from $26.1 million in the prior first quarter. Major factors in the improvement were an increase in book operating profit, higher magazine advertising revenues, higher newsstand profits, and lower paper prices. Partially offsetting these improvements were higher postal rates and increased accruals for management and sales incentives. The increases in book and newsstand profits resulted from higher sales volume.

Paper prices were down in the mid-teens, on a percentage basis, from a year earlier. Paper prices are driven by market demand and are difficult to predict, but management expects upward pressure as market demand increases over the next year. Postal rates for periodicals increased 10 percent on June 30, 2002.

Broadcasting

Quarter ended September 30	Actual 2002	Adjusted 2001	Percent Change
(In thousands)
Advertising revenues	$62,463	$54,769	14%
Other revenues	$1,731	$1,585	9%
Total revenues	$64,194	$56,354	14%

Operating profit	$11,320	$5,956	90%

First quarter broadcasting revenues were $64.2 million, up 14 percent from $56.4 million reported for the same quarter a year ago. Revenues increased 25 percent on a same-station basis. The improvement was driven by two factors: stronger demand for television advertising, reflecting Meredith's efforts to improve sales practices and grow market share at its stations as well as the continuing recovery of the television advertising market, and the addition of $6.3 million in net political revenues. In addition, prior first quarter revenues were affected by the events of September 11. Excluding political revenues, which are tied to biennial election campaigns and are not entirely incremental, same-station revenues increased 13 percent. Nearly all stations reported higher revenues. The largest percentage increase occurred at WGCL-Atlanta, the Company's largest market station, where revenues increased more than 50 percent.

Operating profit was $11.3 million in the first quarter, up 90 percent from $6.0 million in the prior-year first quarter. The increase in operating profit resulted from the growth in advertising revenues. Operating costs increased 5 percent. The cost increase resulted primarily from investments in local news and syndicated programming. Similar cost increases are expected to continue throughout the fiscal year. Compensation costs were also up due to higher incentive and severance accruals.

Liquidity and Capital Resources

Quarter ended September 30	Actual 2002	Actual 2001	Percent Change
(In thousands)
Net (loss) earnings	$(69,289)	$8,663	nm
Cash flows from operations	$28,647	$3,219	790%
Cash flows used by investing	$(10,179)	$(4,649)	(116)%
Cash flows used by financing	$(29,929)	$(30,510)	2%
Net decrease in cash and cash equivalents	$(11,461)	$(31,940)	64%
Other Data
EBITDA	$42,313	$34,863	21%

First quarter cash and cash equivalents decreased $11.5 million; they decreased $31.9 million in the same period a year ago. The change came primarily from an increase in cash provided by operating activities. Cash provided by operating activities grew to $28.6 million from $3.2 million in the same period a year ago, reflecting an increase in earnings before the noncash charge for a change in accounting principle. Reduced use of cash for working capital requirements also contributed. The reduction was largely the result of the absence of significant cash payments made in the previous first quarter for severance and early retirement benefits related to the restructuring charge recorded in fiscal 2001.

Tax deductible contributions to qualified pension plans totaled $5.7 million in fiscal 2002. Though not required to do so, the Company may make tax deductible contributions to its qualified pension plans of up to $12.0 million in fiscal 2003.

Fiscal 2003 first quarter EBITDA increased 21 percent due to improved operating results. EBITDA is defined as earnings from continuing operations before interest, taxes, depreciation, and amortization. Earnings from continuing operations exclude the cumulative effect of a change in accounting principle. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures, and other investment requirements. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow; however, EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. The calculation of EBITDA and similarly titled measures may vary among companies.

At September 30, 2002, long-term debt outstanding totaled $365.0 million and consisted of $65.0 million outstanding under the asset-backed commercial paper facility and $300.0 million in fixed-rate unsecured senior notes.

All of the Company's debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at September 30, 2002 follows:

	Required at September 30, 2002	Actual at September 30, 2002
Ratio of debt to EBITDA[1]	Less than 3.5	2.1
Ratio of EBITDA[1] to interest expense	Greater than 3.0	5.2
Ratio of EBIT[2] to interest expense	Greater than 2.5	3.8
Consolidated net worth[3]	Greater than $386.6 million	$515.0 million

     1 EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
     2 EBIT is earnings before interest and taxes as defined in the debt agreements.
     3 Consolidated net worth is adjusted for special items as defined in the debt agreements.

The Company was in compliance with all debt covenants at September 30, 2002 and expects to remain so in the future.

The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, and future minimum lease payments under noncancelable leases as of September 30, 2002:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In thousands)
Long-term debt	$365,000	$--	$125,000	$190,000	$50,000
Broadcast rights	$103,555	$38,380	$50,586	$11,275	$3,314
Operating leases	$62,852	$7,937	$15,432	$12,718	$26,765

Total contractual cash obligations	$531,407	$46,317	$191,018	$213,993	$80,079

Funds for meeting contractual cash obligations are expected to come from cash generated by future operating activities. Debt agreements may be renewed or refinanced if the Company determines it is advantageous to do so. Contractual obligations for broadcast rights shown above include $26.2 million for broadcast rights that are not currently available for airing and are therefore not included in the Condensed Consolidated Balance Sheet at September 30, 2002. Meredith also has commitments in the form of standby letters of credit and other guarantees totaling $1.2 million. Approximately half of the commitments expire within one year; the rest are long-term.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire in June 2004, and the notional amount varies over the remaining terms of the contracts. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Given their strong creditworthiness, management does not expect any counterparties to fail to meet their obligations. The weighted-average interest rate on debt outstanding at September 30, 2002 was approximately 6.5 percent.

As a result of the April 2002 debt refinancing and a reduction in variable-rate obligations, Meredith has interest rate swap contracts that no longer hedge such obligations. These contracts have been dedesignated as hedge contracts. Therefore, all changes in the fair market value of these contracts are recorded in interest expense. Fair-market value changes in the first quarter of fiscal 2003 resulted in expense of $1.3 million.

As part of Meredith's ongoing share repurchase program, the Company spent $8.2 million to repurchase an aggregate of 214,000 shares of Meredith Corporation common stock at then current market prices in the first quarter of fiscal 2003. This compares with spending and commitments of $15.4 million for the repurchase of 492,000 shares in the prior first quarter. The Company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of September 30, 2002, approximately 1.4 million shares were authorized for future repurchase. The status of this program is reviewed at each quarterly Board of Directors meeting.

Dividends paid in the first quarter of fiscal 2003 were $4.5 million, or 9 cents per share. Dividends paid in the prior first quarter were $4.2 million, or 8.5 cents per share.

First quarter spending for property, plant and equipment was $8.6 million compared with prior-year first quarter spending of $5.4 million. The increase reflected higher spending for equipment and remodeling associated with the consolidation of the Portland duopoly and for the initial transition to digital technology at five stations. The broadcasting segment has commitments to spend approximately $4 million over the next three months for the initial transition to digital technology and for a new group traffic system. The Company has no other material commitments for capital expenditures. Funds for capital expenditures are expected to come from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow, and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital and cash dividends) for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. Readers are referred to Item 7a. Quantitative and Qualitative Disclosures about Market Risk of the Company's fiscal 2002 Form 10-K for a more complete discussion of these risks.

At September 30, 2002, Meredith had outstanding $65.0 million in variable-rate long-term debt and $300.0 million in fixed-rate long-term debt. There are no material earnings or liquidity risks associated with the Company's variable-rate debt and related interest rate swap contracts because the contracts reduce exposure to interest rate fluctuations by effectively converting variable-rate debt to fixed-rate debt. The fair market value of the variable-rate debt approximates the carrying amount. The fair market value of the interest rate swap contracts is the estimated amount (based on discounted cash flows) the Company would pay or receive to terminate the swap contracts. A 10 percent decrease in interest rates would have increased the cost to terminate the swap contracts to $2.7 million from $2.6 million at September 30, 2002.

Changes in interest rates expose the Company to earnings and liquidity risks on its swap contracts that, as a result of the debt refinancing completed in April 2002, no longer hedge against variable-rate obligations. At September 30, 2002, a 10 percent decrease in interest rates would have increased the cost to terminate these swap contracts to $6.5 million from $6.1 million.

There are no earnings or liquidity risks associated with the Company's fixed rate debt. The fair market value of the debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the debt to $331.3 million from $326.2 million at September 30, 2002.

There has been no material change in the market risk associated with broadcast rights payable since June 30, 2002.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K

During the first quarter of fiscal 2003, the company filed the following reports on Form 8-K:

On August 1, 2002, reporting under Item 5 the text of a news release dated August 1, 2002, reporting earnings for the fourth fiscal quarter and fiscal year ended June 30, 2002 and the script of a conference call concerning that news release.

On September 9, 2002, reporting under Item 5 the text of a management presentation at Meredith Corporation's 2002 Investor Conference on September 9, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 11, 2002

CERTIFICATIONS

I, William T. Kerr, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Meredith Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002
/s/ William T. Kerr

William T. Kerr, Chairman of the
Board, Chief Executive Officer and
Director (Principal Executive Officer)

CERTIFICATIONS

I, Suku V. Radia, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Meredith Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002
/s/ Suku V. Radia

Suku V. Radia, Vice President-
Chief Financial Officer (Principal
Accounting and Financial Officer)