Form 10-Q
period 2002-12-31
MEREDITH CORP
filed 2003-02-12
CIK 65011

Click here for HIGHLIGHTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2002
Commission file number	1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)
IOWA	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	515-284-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  [X]     No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of stock outstanding at January 31, 2003:

Common shares	39,716,560
Class B shares	10,052,316

Total common and class B shares	49,768,876

FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	(Unaudited)
	December 31	June 30
Assets	2002	2002
(In thousands)
Current assets:
Cash and cash equivalents	$7,638	$28,225
Accounts receivable, net	125,596	128,204
Inventories	33,661	32,921
Current portion of subscription acquisition costs	43,324	43,549
Current portion of broadcast rights	28,911	19,223
Other current assets	24,867	20,089
Total current assets	263,997	272,211

Property, plant and equipment	391,433	375,420
Less accumulated depreciation	(177,360)	(164,170)
Net property, plant and equipment	214,073	211,250

Subscription acquisition costs	27,217	31,473
Broadcast rights	19,313	13,876
Other assets	39,790	37,837
Intangibles, net	679,755	672,969
Goodwill	194,013	220,648

Total assets	$1,438,158	$1,460,264

See accompanying Notes to Interim Condensed Consolidated Financial Statements

	(Unaudited)
	December 31	June 30
Liabilities and Shareholders' Equity	2002	2002
(In thousands except share data)
Current liabilities:
Current portion of long-term broadcast rights payable	$35,349	$19,425
Accounts payable	40,931	42,749
Accrued expenses	109,288	103,584
Current portion of unearned subscription revenues	141,179	141,648
Total current liabilities	326,747	307,406

Long-term debt	424,000	385,000
Long-term broadcast rights payable	30,885	24,906
Unearned subscription revenues	107,861	91,270
Deferred income taxes	50,017	92,351
Other noncurrent liabilities	48,834	51,614
Total liabilities	988,344	952,547

Shareholders' equity:
Series preferred stock, par value $1 per share
Authorized 5,000,000 shares; none issued	--	--
Common stock, par value $1 per share
Authorized 80,000,000 shares; issued and outstanding 39,684,866 shares at December 31, 2002 (excluding 28,873,224 shares held in treasury) and 39,256,126 shares at June 30, 2002 (excluding 28,553,908 shares held in treasury).	39,685	39,256
Class B stock, par value $1 per share, convertible to
common stock
Authorized 15,000,000 shares; issued and outstanding 10,060,178 shares at December 31, 2002 and 10,319,765 shares at June 30, 2002	10,060	10,320
Additional paid-in capital	955	--
Retained earnings	403,162	462,057
Accumulated other comprehensive loss	(2,546)	(2,310)
Unearned compensation	(1,502)	(1,606)
Total shareholders' equity	449,814	507,717

Total liabilities and shareholders' equity	$1,438,158	$1,460,264

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months ended December 31
		2001
	2002	Actual	Adjusted*
(In thousands except per share data)
Revenues:
Advertising	$151,227	$129,581	$129,581
Circulation	60,316	62,011	62,011
All other	40,168	36,373	36,373
Total revenues	251,711	227,965	227,965

Operating costs and expenses:
Production, distribution and editorial	104,246	98,267	98,267
Selling, general and administrative	102,098	96,713	96,713
Depreciation and amortization	7,074	13,473	7,013
Total operating costs and expenses	213,418	208,453	201,993

Income from operations	38,293	19,512	25,972

Nonoperating income (expense)	(297)	2,030	2,030
Interest income	123	113	113
Interest expense	(6,592)	(7,457)	(7,457)

Earnings before income taxes	31,527	14,198	20,658
Income taxes	12,206	5,494	7,994

Net earnings	$19,321	$8,704	$12,664

Basic earnings per share	$0.39	$0.18	$0.26
Basic average shares outstanding	49,652	49,353	49,353

Diluted earnings per share	$0.38	$0.17	$0.25
Diluted average shares outstanding	51,247	50,612	50,612

Dividends paid per share	$0.090	$0.085	$0.085

* Adjusted results assume the provisions of SFAS No. 142 eliminating the amortization of goodwill and certain intangible assets were effective July 1, 2001.

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)
	Six Months ended December 31
		2001
	2002	Actual	Adjusted*
(In thousands except per share data)
Revenues:
Advertising	$300,298	$268,422	$268,422
Circulation	123,154	123,946	123,946
All other	78,321	72,106	72,106
Total revenues	501,773	464,474	464,474

Operating costs and expenses:
Production, distribution and editorial	214,481	206,515	206,515
Selling, general and administrative	199,612	190,111	190,111
Depreciation and amortization	14,229	27,050	14,130
Total operating costs and expenses	428,322	423,676	410,756

Income from operations	73,451	40,798	53,718

Nonoperating income (expense)	(297)	2,030	2,030
Interest income	321	273	273
interest expense	(15,096)	(14,770)	(14,770)
Earnings before income taxes and cumulative effect of
change in accounting principle	58,379	28,331	41,251
Income taxes	22,598	10,964	15,964
Net earnings before cumulative effect of
change in accounting principle	$35,781	$17,367	$25,287

Cumulative effect of change in accounting
principle (net of taxes)	(85,749)	--	--
Net (loss) earnings	$(49,968)	$17,367	$25,287

Basic earnings per share
Before cumulative effect of change in accounting
principle	$0.72	$0.35	$0.51
Cumulative effect of change in accounting principle	(1.73)	--	--
Net basic (loss) earnings per share	$(1.01)	$0.35	$0.51
Basic average shares outstanding	49,573	49,538	49,538

Diluted earnings per share
Before cumulative effect of change in accounting principle	$0.70	$0.34	$0.50
Cumulative effect of change in accounting principle	(1.68)	--	--
Net diluted (loss) earnings per share	$(0.98)	$0.34	$0.50
Diluted average shares outstanding	51,069	50,808	50,808

Dividends paid per share	$0.180	$0.170	$0.170

* Adjusted results assume the provisions of SFAS No. 142 eliminating the amortization of goodwill and certain intangible assets were effective July 1, 2001.

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Class B	Paid-in	Retained	Comprehensive	Unearned
(In thousands)	Stock	Stock	Capital	Earnings	Loss	Compensation	Total
Balance at June 30, 2002	$39,256	$10,320	$ --	$462,057	$(2,310)	$(1,606)	$507,717

Net loss	--	--	--	(49,968)	--	--	(49,968)
Other comprehensive loss, net of tax	--	--	--	--	(236)	--	(236)
Comprehensive loss	--	--	--	--	--	--	(50,204)

Stock issued under various incentive
plans, net of forfeitures	494	--	8,887	--	--	(351)	9,030
Purchases of Company stock	(319)	(6)	(12,921)	--	--	--	(13,246)
Conversion of class B to common stock	254	(254)	--	--	--	--	--

Dividends paid, 18 cents per share
Common stock	--	--	--	(7,094)	--	--	(7,094)
Class B stock	--	--	--	(1,833)	--	--	(1,833)

Restricted stock amortized to operations	--	--	--	--	--	455	455
Tax benefit from incentive plans	--	--	4,989	--	--	--	4,989

Balance at December 31, 2002	$39,685	$10,060	$ 955	$403,162	$(2,546)	$(1,502)	$449,814

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months ended December 31	2002	2001
(In thousands)
Cash flow from operating activities:
Net (loss) earnings	$(49,968)	$17,367

Adjustments to reconcile net (loss) earnings to
net cash provided by operating activities:
Depreciation	14,102	14,002
Amortization	127	13,048
Change in fair market value of interest rate swaps	822	--
Amortization of broadcast rights	18,911	17,821
Payments for broadcast rights	(15,744)	(16,680)
Goodwill/intangible write-down, net of taxes	85,749	--
Changes in assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	2,608	18,297
Inventories	(740)	(6,408)
Supplies and prepayments	(6,628)	(5,119)
Subscription acquisition costs	5,386	(4,549)
Accounts payable	(4,415)	(7,325)
Accruals	10,016	(8,460)
Unearned subscription revenues	12,997	12,423
Deferred income taxes	13,435	9,187
Other noncurrent liabilities	(2,085)	335
Net cash provided by operating activities	84,573	53,939

Cash flows from investing activities:
Acquisitions of businesses	(114,997)	--
Additions to property, plant and equipment	(16,955)	(10,834)
Changes in investments and other	362	1,235
Net cash (used) by investing activities	(131,590)	(9,599)

Cash flows from financing activities:
Long-term debt incurred	100,000	15,000
Repayment of long-term debt	(61,000)	(60,000)
Proceeds from common stock issued	9,148	1,648
Purchases of Company stock	(13,246)	(18,421)
Dividends paid	(8,927)	(8,423)
Other	455	791
Net cash provided (used) by financing activities	26,430	(69,405)

Net (decrease) in cash and cash equivalents	(20,587)	(25,065)
Cash and cash equivalents at beginning of year	28,225	36,254

Cash and cash equivalents at end of period	$7,638	$11,189

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

b. Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance and other assumptions, as appropriate. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and book sold, which are based primarily on historical experience; and, pension and postretirement benefit expenses, which are actuarilly determined and include assumptions regarding discount rates, expected returns on plan assets and rates of increase in compensation and healthcare costs. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

c. Earnings per share

The following table presents the calculations of earnings per share:

	(Unaudited)		(Unaudited)
	Three Months		Six Months
	Ended December 31		Ended December 31
	2002	2001	2002	2001
(In thousands except per share)
Net earnings (loss)	$19,321	$8,704	$(49,968)	$17,367

Basic average shares outstanding	49,652	49,353	49,573	49,538
Dilutive effect of stock options	1,595	1,259	1,496	1,270
Diluted average shares outstanding	51,247	50,612	51,069	50,808

Basic earnings (loss) per share	$0.39	$0.18	$(1.01)	$0.35

Diluted earnings (loss) per share	$0.38	$0.17	$(0.98)	$0.34

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Antidilutive options excluded from the above calculations totaled 94,000 options at December 31, 2002 (with a weighted average exercise price of $45.31) and 1,391,000 options at December 31, 2001 (with a weighted average exercise price of $37.08).

Options to purchase 488,000 shares were exercised during the six months ended December 31, 2002 (128,000 options were exercised in the six months ended December 31, 2001).

d. Special-purpose entities

Meredith does not have any off-balance sheet arrangements. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's Condensed Consolidated Financial Statements.

2.  Acquisition

On December 5, 2002, Meredith purchased American Baby magazine and related assets from Primedia Inc., for $115.0 million plus the assumption of certain liabilities, for a total cost of $119.9 million. Operating results of the properties are included in Meredith's Condensed Consolidated Statement of Earnings from that date forward. American Baby magazine, which was launched in 1938, is currently published monthly and has a circulation of 2 million. Other American Baby group properties acquired include Childbirth and First Year of Life magazines, three Hispanic titles and related marketing programs, the American Baby and Healthy Kids television programs currently shown on the Discovery television network, websites, custom publications and other related programs.

The acquisition of the American Baby group of assets builds on Meredith's strategy to expand its home and family leadership position to a younger and more culturally diverse demographic spectrum of the family marketplace. Management believes this multi-tier franchise will help the Company reach young families who are just beginning to build their home and family lives. The American Baby group is a well-established large-scale brand with a strong array of products that reaches younger women and the Hispanic market -- two areas that management believes will enhance the Company's already strong presence in the home and family arena.

The purchase price of $115.0 million represents a multiple of approximately 10 times the American Baby group's projected calendar 2003 EBITDA (earnings before interest, taxes and depreciation and amortization). The acquisition was financed with existing credit facilities and cash on hand.

Pro forma results of operations as if this asset purchase had occurred at the beginning of the fiscal year for each period presented are as follows:

Three months ended December 31	2002	2001
(In thousands except per share)

Total revenues	$259,586	$238,500
Net earnings	$19,588	$9,190
Basic earnings per share	$0.39	$0.19
Diluted earnings per share	$0.38	$0.18

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six months ended December 31	2002	2001
(In thousands except per share)

Total revenues	$523,228	$487,623
Net earnings before cumulative effect of
accounting change	$36,535	$17,520
Net earnings	$(49,214)	$17,520

Basic earnings per share:
Before cumulative effect of accounting change	$0.74	$0.35
Net earnings	$(0.99)	$0.35

Diluted earnings per share:
Before cumulative effect of accounting change	$0.72	$0.34
Net earnings	$(0.96)	$0.34

3.  Change in Accounting Principle

Meredith adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. The adoption of this standard has eliminated much of Meredith's amortization expense related to intangible assets and goodwill. The Company expects intangible asset amortization expense to be $2.4 million in fiscal 2003. This estimate includes $2.3 million of amortization resulting from the acquisition of the American Baby group of assets in December 2002. Fiscal 2002 amortization expense related to intangible assets and goodwill totaled $25.6 million.

SFAS No. 142 also establishes requirements for the periodic impairment review of goodwill and intangible assets with indefinite lives. Reviews are based on a fair-value approach as described in SFAS No. 142. SFAS No. 142 requires an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption. The Company has completed this initial review and it resulted in transitional impairment losses of $139.9 million ($85.7 million after-tax), or $1.68 per diluted share. This charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The impairment losses relate to certain television Federal Communication Commission (FCC) licenses/network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The fair values of the FCC licenses/network affiliation agreements and goodwill were determined by developing discounted cash flow analyses. The impairments are primarily the result of lower revenues and cash flows at television station WGCL-TV in Atlanta as compared to the projections on which the purchase price was based.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Intangible Assets and Goodwill

Intangible assets and goodwill at December 31, 2002, consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount

Intangible assets subject to amortization:
Publishing Group noncompete agreements	$25,429	$22,478	$2,951
Publishing Group customer lists	1,921	--	1,921
Total	27,350	22,478	4,872

Intangible assets not subject to amortization:
Publishing Group trademark			48,131
Broadcasting Group FCC licenses/
network affiliation agreements			626,752
Total			$674,883

Intangibles, net			$679,755

Net
Carrying
(In thousands)	Amount
Goodwill:
Publishing Group	$112,545
Broadcasting Group	81,468
Goodwill	$194,013

On December 5, 2002, Meredith acquired American Baby magazine and related assets from Primedia, Inc. This acquisition resulted in the recognition of $4.9 million in intangible assets subject to amortization, $38.9 million in other intangible assets and $76.1 million in goodwill, based on preliminary valuations.

Amortization expense was $128,000 for the six months ended December 31, 2002. Estimated annual amortization expense is $2.4 million in fiscal 2003. This estimate includes $2.3 million of amortization resulting from the acquisition of the American Baby group of assets in December 2002. The majority of this amortization will occur in the fiscal third quarter. Future amortization expense for intangible assets is expected to be as follows: $0.8 million in fiscal 2004, $0.7 million in fiscal 2005, $0.5 million in fiscal 2006, $0.4 million in fiscal 2007, and $0.2 million in fiscal 2008.

The noncompete agreements are being amortized on a straight-line basis over periods of 3, 5 or 15 years. The noncompete agreement with a 15 year life will become fully amortized in fiscal 2003. The customer lists are being amortized over periods of one year or less, primarily on a straight-line basis.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the adoption of SFAS No. 142, $0.6 million in previously recorded intangible assets were reclassified as goodwill. The carrying amount of goodwill was reduced by $106.2 million for transitional impairment losses recorded as part of the adoption of SFAS No. 142. In addition, goodwill was increased by $2.9 million because of adjustments to preliminary valuations of broadcast rights recorded as part of the June 2002 acquisition of KPTV in Portland, OR, and by $76.1 million for the acquisition of the American Baby group of assets.

5.  Nonrecurring Items

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

Description	Accrual
(In thousands)
June 30, 2001 balance	$15,716
Cash payments	(10,975)
Other adjustments	232
June 30, 2002 balance	4,973

Cash payments	(2,653)
December 31, 2002 balance	$2,320

Payments made during the quarter were for enhanced retirement benefits and severance. Payments for certain early retirement benefit costs will continue for approximately six years.

At June 30, 2002, Meredith also had an accrual of $0.4 million related to contractual obligations from a nonrecurring charge recorded in fiscal 2000. There has been no change in that accrual since June 30, 2002.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 37 percent are under the LIFO method at December 31, 2002 and June 30, 2002.

	(Unaudited)
	December 31	June 30
	2002	2002
(In thousands)
Raw materials	$10,827	$12,931
Work in process	21,046	18,015
Finished goods	6,676	7,123
	38,549	38,069

Reserve for LIFO cost valuation	(4,888)	(5,148)
Inventories	$33,661	$32,921

7.  Meredith Funding Corporation

In April 2002 Meredith entered into an agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At December 31, 2002, $113.6 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by Bank One, N.A. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (4.25 percent at December 31, 2002), from Meredith Funding Corporation. At December 31, 2002, the subordinated note balance was $31.1 million. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's Condensed Consolidated Financial Statements. At December 31, 2002, $79.0 million was outstanding under the asset-backed commercial paper facility and reflected in long-term debt on Meredith's Condensed Consolidated Balance Sheet. The asset-backed commercial paper facility renews annually in April. Meredith has the ability and the intent to renew the facility each year and, therefore, the principal is reflected as due on April 9, 2007, the facility termination date.

8.  Derivative Financial Instruments

At December 31, 2002, Meredith had interest rate swap contracts to pay fixed-rates of interest (average 5.3 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 1.4 percent) on $168.8 million notional amount of indebtedness. These contracts expire in June 2004. The notional amount varies over the terms of the contracts. The average notional amount of indebtedness outstanding under the contracts is $166 million in fiscal 2003 and $132 million in fiscal 2004.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair market value of the interest rate swap contracts was a liability of $8.0 million at December 31, 2002. Assuming no change in interest rates, the estimated amount of the loss expected to be reclassified into earnings over the next 12 months is $5.7 million.

As a result of the April 2002 debt refinancing and a reduction in variable-rate obligations, Meredith has interest rate swap contracts that no longer hedge variable-rate obligations. These contracts have been dedesignated as hedge contracts. Therefore, all changes in the fair market value of these contracts are recorded in interest expense. Fair market value changes resulted in income of $0.5 million in the quarter ended December 31, 2002, and expense of $0.8 million in the six-months ended December 31, 2002.

9.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income includes foreign currency translation adjustments and changes in the fair market value of interest rate swap contracts in addition to net earnings. Total comprehensive income (in thousands) for the three-month periods ended December 31, 2002 and 2001, was $19,453 and $9,573, respectively. Total comprehensive (loss) income (in thousands) for the six-month periods ended December 31, 2002 and 2001, was $(50,204) and $14,541, respectively.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Segment Information

	(Unaudited)
	Three Months ended December 31
		2001
	2002	Actual	Adjusted*
(In thousands)
Revenues
Publishing	$170,927	$158,954	$158,954
Broadcasting	80,784	69,011	69,011
Total revenues	$251,711	$227,965	$227,965

Operating profit
Publishing	$17,402	$13,768	$14,331
Broadcasting	27,143	10,357	16,254
Unallocated corporate	(6,252)	(4,613)	(4,613)
Income from operations	$38,293	$19,512	$25,972

Depreciation and amortization
Publishing	$2,533	$2,797	$2,234
Broadcasting	3,994	10,058	4,161
Unallocated corporate	547	618	618
Total depreciation and amortization	$7,074	$13,473	$7,013

Other Data:
EBITDA
Publishing	$19,935	$16,565	$16,565
Broadcasting	31,137	20,415	20,415
Unallocated corporate	(5,705)	(3,995)	(3,995)
Total EBITDA	$45,367	$32,985	$32,985

* Adjusted results assume the provisions of SFAS No. 142 eliminating the amortization of goodwill and certain intangible assets were effective July 1, 2001.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Information (continued)

	(Unaudited)
	Six Months ended December 31
		2001
	2002	Actual	Adjusted*
(In thousands)
Revenues
Publishing	$356,795	$339,109	$339,109
Broadcasting	144,978	125,365	125,365
Total revenues	$501,773	$464,474	$464,474

Operating profit
Publishing	$46,340	$39,304	$40,430
Broadcasting	38,463	10,416	22,210
Unallocated corporate	(11,352)	(8,922)	(8,922)
Income from operations	$73,451	$40,798	$53,718

Depreciation and amortization
Publishing	$5,062	$5,560	$4,434
Broadcasting	8,114	20,191	8,397
Unallocated corporate	1,053	1,299	1,299
Total depreciation and amortization	$14,229	$27,050	$14,130

Other Data:
EBITDA
Publishing	$51,402	$44,864	$44,864
Broadcasting	46,577	30,607	30,607
Unallocated corporate	(10,299)	(7,623)	(7,623)
Total EBITDA	$87,680	$67,848	$67,848

* Adjusted results assume the provisions of SFAS No. 142 eliminating the amortization of goodwill and certain intangible assets were effective July 1, 2001.

	(Unaudited)
	December 31	June 30
Assets	2002	2002
(In thousands)
Publishing	$408,163	$297,732
Broadcasting	945,079	1,054,470
Corporate	84,916	108,062
Total	$1,438,158	$1,460,264

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes special items. Special items excluded from EBITDA consist of a charge of $85.7 million for the cumulative effect of a change in accounting principle in fiscal 2003, nonoperating expense of $0.3 million in fiscal 2003, and nonoperating income of $2.0 million in fiscal 2002. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures and other investment requirements. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow; however, EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. The calculation of EBITDA and similarly titled measures may vary between companies.

Expenditures for long-lived assets other than capital expenditures included the acquisition of American Baby magazine and related assets from Primedia Inc. for $115.0 million. This acquisition resulted in additions to publishing segment assets of $43.8 million in intangible assets and $76.1 million in goodwill. Corporate assets declined primarily due to the use of cash for the acquisition. Broadcasting assets at December 31, 2002 were down from June 30, 2002 primarily due to the impairment write-down recognized as part of the adoption of SFAS No. 142.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion presents the key factors that have affected the Company's business in the second quarter and first six months of fiscal 2003 and fiscal 2002. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the Company's Form 10-K for the year ended June 30, 2002. All per share amounts refer to diluted earnings per share and are computed on an after-tax basis.

Sections of this report-and management's public commentary from time to time-may contain certain forward-looking statements that are subject to risks and uncertainties. The words expect, anticipate, believe, likely, will, and similar terms generally identify forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information; actual results may differ materially from those currently anticipated.

Factors that could adversely affect future results include but are not limited to: downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; national or world events that could interrupt broadcast television nationally, regionally, or in specific local markets; the unexpected loss of one or more major clients; changes in consumer reading, purchasing, and/or television viewing patterns; unanticipated increases in paper, postage, printing, or syndicated programming costs; changes in television network affiliation agreements and/or network affiliation relationships; technological developments affecting products or methods of distribution such as the Internet or e-commerce; changes in government regulations affecting the Company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions.

Significant Events

Fiscal 2003

On December 5, 2002, Meredith Corporation purchased American Baby magazine and related assets from Primedia Inc., for $115.0 million. American Baby magazine, which was launched in 1938, is currently published monthly and has a circulation of 2 million. Other American Baby group properties acquired include Childbirth and First Year of Life magazines, three Hispanic titles and related marketing programs, the American Baby and Healthy Kids television programs currently shown on the Discovery television network, websites, custom publications and other related programs. Operating results of the properties are included in Meredith's Consolidated Statement of Earnings from the date of acquisition. Those results did not have a material effect on revenues, operating results or net earnings in the quarter or six months ended December 31, 2002. For all of fiscal 2003, the acquisition is expected to result in an approximate $30 million increase in revenues and be slightly accretive to earnings per share. The calculation of the effect on earnings per share reflects the after-tax impact of the expected operating results of the new properties, net of amortization expense for definite-lived intangible assets and interest expense.

Meredith adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. SFAS No. 142 also requires an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption. Meredith has completed this initial review, and it resulted in transitional impairment losses of $139.9 million ($85.7 million after tax), or $1.68 per diluted share. This charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The impairment losses reflect the write-down of Federal Communication Commission (FCC) television licenses/network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The majority of the impairments relate to the acquisition of television station WGCL-TV in Atlanta in March 1999.

The adoption of SFAS No. 142 eliminated much of Meredith's amortization expense related to intangible assets and goodwill. The Company expects intangible asset amortization expense to be $2.4 million in fiscal 2003. This estimate includes $2.3 million of amortization resulting from the acquisition of the American Baby group of assets in December 2002. The majority of this amortization will occur in the fiscal third quarter. Fiscal 2002 amortization expense related to intangible assets and goodwill totaled $25.6 million. SFAS No. 142 does not permit the restatement of prior year's results. For ease of comparison, this report includes fiscal 2002 results as previously reported and on an adjusted basis as if the amortization provisions of SFAS No. 142 had been adopted on July 1, 2001.

Fiscal 2002

In June 2002, Meredith exchanged its Orlando and Ocala, FL, television stations for station KPTV, a UPN affiliate in Portland, OR. The transaction with News Corporation and Fox Television Stations, Inc., created a Meredith duopoly in Portland where the Company already owned KPDX-TV, a FOX affiliate. A duopoly, defined as the ownership of two stations in a single market, offers increased efficiency while providing stronger outlets for advertisers and viewers. In September 2002, Meredith switched the FOX affiliation from the KPDX, an UHF station, to KPTV, a VHF station, to take advantage of the stronger VHF signal. KPDX assumed the UPN affiliation, previously held by KPTV. In addition, KPDX dropped local news coverage to avoid competing with KPTV.

The operations of the acquired property have been included in the Company's consolidated operating results since the acquisition date. The exchange is expected to result in a revenue reduction of approximately $10 million in fiscal 2003, but it is not expected to have a material effect on operating results.

For financial reporting purposes, Meredith recorded the exchange as two simultaneous but separate events: the sale of the two Florida stations, for which a nonoperating gain was recognized, and the acquisition of the Portland station, which was treated as an asset purchase. The fourth quarter nonoperating gain on the sale of the Florida stations was $61.8 million ($37.9 million after-tax), or 74 cents per share, based on the fair value of the assets acquired as determined by an independent appraisal. The fair value of $90.0 million also represented the purchase price of the Portland station.

Consolidated Results of Operations

Three Months ended December 31	Actual 2002	Actual 2001	Adjusted[1] 2001	Percent Change[2]
(In thousands)
Total revenues	$251,711	$227,965	$227,965	10%
Income from operations	$38,293	$19,512	$25,972	47%
Net earnings	$19,321	$8,704	$12,664	53%
Diluted earnings per share	$0.38	$0.17	$0.25	52%

Six Months ended December 31	Actual 2002	Actual 2001	Adjusted[1] 2001	Percent Change[2]
(In thousands)
Total revenues	$501,773	$464,474	$464,474	8%
Income from operations	$73,451	$40,798	$53,718	37%
Net earnings before cumulative effect of change in accounting principle	$35,781	$17,367	$25,287	41%
Diluted earnings per share before cumulative effect of change in accounting principle	$0.70	$0.34	$0.50	40%
Net (loss) earnings	$(49,968)	$17,367	$25,287	nm
Diluted (loss) earnings per share	$(0.98)	$0.34	$0.50	nm

         nm = not meaningful
        1 Assumes amortization provisions of SFAS No. 142 were adopted effective July 1, 2001.
        2 Indicates percentage change in actual 2002 results versus adjusted 2001 results.

Fiscal 2003 second quarter net earnings were $19.3 million, or 38 cents per share, compared to adjusted net earnings of $12.7 million, or 25 cents per share, in the prior-year second quarter. Net earnings before the cumulative effect of a change in accounting principle were $35.8 million, or 70 cents per share, in the six months ended December 31, 2002 compared to adjusted net earnings of $25.3 million, or 50 cents per share in the prior-year period.

Net earnings for the quarter and six months ended December 31, 2002 included a nonoperating charge of $1.6 million ($1.0 million after-tax or 1 cent per share) for the write-off of an investment in a start-up technology company and a nonoperating gain of $1.3 million ($0.8 million after-tax or 1 cent per share) related to final post-closing adjustments on the June 2002 exchange of two Florida stations for KPTV in Portland, OR. Adjusted net earnings in the prior-year period included a nonoperating gain of $2.0 million ($1.2 million after-tax or 2 cents per share) from the proceeds of a demutualization of an insurance company with which Meredith holds policies. Excluding these nonoperating items, net earnings before the cumulative effect of a change in accounting principle increased 69 percent in the second quarter and 49 percent in the six-month period compared to the adjusted earnings of the comparable prior-year period. The increases reflected an improving advertising market, strong political advertising at the broadcasting stations and improved results at many of the company's non-advertising based businesses, in particular the book business.

Second quarter revenues increased 10 percent to $251.7 million from $228.0 million for the same quarter a year ago. For the first half of the fiscal year, revenues increased 8 percent to $501.8 million from $464.5 million. Advertising revenues increased 17 percent in the quarter and 12 percent in the six-month period. Net political advertising at the broadcasting stations totaled $14.1 million in the current quarter and $20.3 million in the year-to date period. There was very little political revenue in the prior-year periods due to the biennial nature of elections. In addition, advertising revenues in the prior-year were negatively affected by the events of September 11. Other revenues increased 10 percent in the second quarter and 8 percent in the six-month period, primarily reflecting an increased volume of book sales.

Operating costs and expenses increased 6 percent in the quarter and 4 percent in the six-month period on an adjusted basis. Production, distribution, and editorial costs were up because of higher volumes in publishing and higher postage rates. Higher volumes resulted from an increase in the number of advertising pages and books sold. Partially offsetting these cost increases were lower paper prices. Selling, general, and administrative expenses were up because of an increase in magazine subscription direct-mail efforts, more aggressive sales and promotion activities in broadcasting and higher performance-based incentive accruals. Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, increased $1.6 million in the second quarter and $2.4 million in the six-month period primarily due to higher performance-based incentive accruals.

Net interest expense was $6.5 million in the second quarter compared with $7.3 million in the second quarter of fiscal 2002. The decline reflected lower average debt outstanding and a favorable fair market value adjustment on interest rate swap contracts. Net interest expense was $14.8 million in the six months ended December 31, 2002, compared to $14.5 million in the comparable prior-year period. The increase reflected a net unfavorable fair market value adjustment on interest rate swap contracts in the current year-to-date period. In the prior year, all fair market value adjustments on interest rate swap contracts were recorded in other comprehensive income. As a result of debt refinancing in April 2002 and a reduction in the amount of variable-rate debt outstanding, Meredith has interest rate swap contracts that no longer hedge variable-rate obligations. The fair market value adjustment on those contracts therefore is recorded in interest expense.

The Company's effective tax rate for the quarter and six months ended December 31, 2002, and for the same periods in the previous fiscal year was 38.7 percent. The rate is expected to remain unchanged throughout fiscal 2003.

Outlook for Remainder of Fiscal 2003

The following statements reflect Meredith's current expectations for the third quarter and the remainder of fiscal 2003.

Third quarter publishing advertising revenues are running up in the low teens, on a percentage basis, from the same quarter a year ago. Third quarter same-station broadcasting advertising bookings are up in the low-double digits on a percentage basis. (The same-station comparison includes revenues of KPTV-Portland in both periods and excludes revenues of the two Florida stations traded for KPTV in June 2002.) Television advertising bookings are as of a point in time, change frequently, and recently have been quite volatile.

Management previously expressed comfort with an earnings estimate of 48 cents per share for the third quarter of fiscal 2003. Meredith reported earnings of 43 cents per share, adjusted for the amortization provisions of SFAS No. 142, in the third quarter of fiscal 2002. Management continues to expect earnings before the cumulative effect of the change in accounting principle in the range of $1.65 to $1.75 per share for fiscal 2003. Fiscal 2002 net earnings before special items were $1.42 per share, adjusted for the amortization provisions of SFAS No. 142.

Segment Results of Operations

In the following sections, segment operating profit for the quarter and six months ended December 31, 2001 is reported on an adjusted basis as if the amortization provisions of SFAS No. 142 were effective July 1, 2001.

Publishing

Three Months ended December 31	Actual 2002	Adjusted 2001	Percent Change
(In thousands)
Advertising revenues	$71,905	$62,335	15%
Circulation revenues	$60,316	$62,011	(3)%
Other revenues	$38,706	$34,608	12%
Total revenues	$170,927	$158,954	8%

Operating profit	$17,402	$14,331	21%

Six Months ended December 31	Actual 2002	Adjusted 2001	Percent Change
(In thousands)
Advertising revenues	$158,513	$146,407	8%
Circulation revenues	$123,154	$123,946	(1)%
Other revenues	$75,128	$68,756	9%
Total revenues	$356,795	$339,109	5%

Operating profit	$46,340	$40,430	15%

Publishing revenues increased 8 percent to $170.9 million from $159.0 million in the second quarter of fiscal 2002. Publishing revenues were $356.8 million in the six months ended December 31, 2002, up 5 percent from $339.1 million in the prior-year period. Comparable magazine advertising revenues, excluding revenues from the newly-acquired American Baby properties, increased 12 percent in the quarter and 7 percent in the first half of fiscal 2003. The growth was primarily a result of an increase in the number of advertising pages sold. Advertising sales in the second quarter of the prior year reflected a nationwide slowdown in the demand for advertising following the terrorist attacks of September 11. All magazines reported higher advertising revenues in the second quarter of fiscal 2003, except for Midwest Living, which had one less issue in the quarter due to a shift in the timing of issues. Advertising revenues at the Company's two largest circulation titles, Better Homes and Gardens and Ladies' Home Journal, increased in the mid-single digits on a percentage basis. Advertising revenue growth was stronger at the mid-size titles, led by the Special Interest Publications, Successful Farming and Traditional Home, which benefited from one additional issue in the quarter due to a planned increase in frequency. Advertising categories showing strength in the quarter included home and building, food and beverages, direct response and pharmaceuticals. An increase in online advertising also contributed to the growth in advertising revenues in both periods.

Magazine circulation revenues declined 3 percent in the second quarter and were down 1 percent in the six-month period versus the comparable prior-year period. Subscription revenues were down because of the affect of new introductory offers on average revenue per copy. Newsstand revenues were affected by certain timing issues.

Other publishing revenues increased 12 percent from the prior-year second quarter and were up 9 percent in the six-month period primarily due to strong growth in book sales. Book revenues increased in the high twenty percent range in the quarter largely due to the release of the 12th edition of the Better Homes and Gardens New Cook Book.

Publishing operating profit was $17.4 million in the fiscal 2003 second quarter, a 21 percent increase from $14.3 million in the prior second quarter. For the first half of fiscal 2003, publishing operating profit was $46.3 million, a 15 percent increase from $40.4 million in the prior-year period. Major factors in the improvement were an increase in book operating profit, higher advertising revenues and lower paper prices. Partially offsetting these improvements were higher postal rates and, in the year-to-date period, increased accruals for management and sales incentives. The increase in book operating profit resulted from higher sales volume.

Publishing costs increased 6 percent in the quarter and 4 percent in the six-month period compared to the corresponding prior year periods. The cost increases reflected higher sales volumes, higher postal rates, an increase in magazine subscription direct-mail efforts and higher payroll and employee benefit costs. Partially offsetting these increases were lower paper prices and management's cost reduction efforts.

Paper prices in the first half of fiscal 2003 were down in the mid-teens, on a percentage basis, from a year earlier. Because of the timing of price changes, paper prices in the third quarter are expected to be similar to those of the prior year. Paper prices are driven by market demand and are difficult to predict, but management expects upward pressure as market demand increases over the next year. Postal rates for periodicals increased 10 percent on June 30, 2002.

Broadcasting

Three Months ended December 31	Actual 2002	Adjusted 2001	Percent Change
(In thousands)
Advertising revenues	$79,322	$67,246	18%
Other revenues	$1,462	$1,765	(17)%
Total revenues	$80,784	$69,011	17%

Operating profit	$27,143	$16,254	67%

Six Months ended December 31	Actual 2002	Adjusted 2001	Percent Change
(In thousands)
Advertising revenues	$141,785	$122,015	16%
Other revenues	$3,193	$3,350	(5)%
Total revenues	$144,978	$125,365	16%

Operating profit	$38,463	$22,210	73%

Broadcasting revenues were $80.8 million in the second quarter of fiscal 2003, up 17 percent from $69.0 million reported for the same quarter a year ago. For the six months ended December 31, 2002, revenues were $145.0 million, up 16 percent from $125.4 million in the comparable prior-year period. On a same-station basis, revenues increased 25 percent in both the quarter and year-to-date period. (The same-station comparison includes revenues of KPTV-Portland in both periods and excludes revenues of the two Florida stations exchanged for KPTV in June 2002.) The improvement was driven by two factors: stronger demand for television advertising, reflecting Meredith's efforts to improve sales initiatives and grow market share at its stations as well as the continuing recovery of the television advertising market, and the addition of significant political advertising revenues. Net political advertising revenues totaled $14.1 million in the second quarter and $20.3 million in the first half of fiscal 2003. In addition, revenues in the prior-year periods were affected by the events of September 11. Excluding political revenues, which are tied to biennial election campaigns and are not entirely incremental, same-station revenues increased 3 percent in the quarter and 8 percent in the year-to-date period.

Revenue growth was strong across the station group. The largest percentage increase occurred at WGCL-Atlanta, the Company's largest market station. The only station not reporting an increase in revenues was KPDX in Portland, OR. KPDX has changed network affiliations from FOX to UPN and dropped local news programming as part of the Company's duopoly strategy in the Portland market. However, on a combined basis, the two Portland stations' revenues increased in the low-teens on a percentage basis compared to the prior-year periods.

Broadcasting operating profit was $27.1 million in the second quarter, up 67 percent from $16.3 million in the prior second quarter. For the first six months of fiscal 2003, operating profit was $38.5 million, up 73 percent from $22.2 million in the comparable prior-year period. The increases in operating profit resulted from growth in advertising revenues. Operating costs increased 2 percent in the quarter and 3 percent in the first half. The cost increases resulted primarily from investments in local news and more aggressive sales and promotion efforts. Compensation costs were also up largely due to higher performance-based incentive accruals.

Liquidity and Capital Resources

Six Months ended December 31	Actual 2002	Actual 2001	Percent Change
(In thousands)
Net (loss) earnings	$(49,968)	$17,367	nm
Cash flows from operations	$84,573	$53,939	57%
Cash flows used by investing	$(131,590)	$(9,599)	(1,271)%
Cash flows provided (used) by financing	$26,430	$(69,405)	nm
Net decrease in cash and cash equivalents	$(20,587)	$(25,065)	18%
Other Data
EBITDA	$87,680	$67,848	29%

Cash and cash equivalents decreased $20.6 million in the six months ended December 31, 2002; they decreased $25.1 million in the same period a year ago. Major factors affecting the change in cash usage included a 57 percent increase in cash provided by operations, the acquisition of the American Baby properties and the effect of that acquisition on the change in net debt outstanding during the period. Cash provided by operating activities grew to $84.6 million from $53.9 million in the same period a year ago, reflecting an increase in earnings before the noncash charge for a change in accounting principle and additional cash provided by changes in working capital accounts. The increase in cash provided by working capital accounts primarily reflected a decline in cash payments made in the current period for severance and early retirement benefits related to the restructuring charge recorded in fiscal 2001 and an increase in performance-based incentive accruals in the current period.

In December 2002, Meredith acquired American Baby magazine and related assets from Primedia, Inc., for $115.0 million. The acquisition was financed with $100.0 million in debt from existing credit facilities and cash on hand. As a result, net debt outstanding increased $39.0 million in the current period compared to a net decrease in debt of $45.0 million in the prior-year period.

Tax deductible contributions to qualified pension plans totaled $5.7 million in fiscal 2002. Though not required to do so, the Company has made similar contributions totaling $8.0 million through January 2003 and may contribute an additional $4.0 million by June 30, 2003.

Fiscal 2003 first half EBITDA increased 29 percent due to improved operating results. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization and excludes special items. The special items excluded from EBITDA consist of the following: a charge of $85.7 million after tax for the cumulative effect of a change in accounting principle in fiscal 2003 and nonoperating (loss) income of ($0.3) million in fiscal 2003 and $2.0 million in fiscal 2002. EBITDA is not adjusted for all noncash expenses or for working capital, capital expenditures, and other investment requirements. EBITDA is often used to analyze and compare companies on the basis of operating performance and cash flow; however, EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. The calculation of EBITDA and similarly titled measures may vary among companies.

At December 31, 2002, long-term debt outstanding totaled $424.0 million and consisted of $79.0 million outstanding under the asset-backed commercial paper facility, $45.0 million outstanding under the revolving credit facility and $300.0 million outstanding in fixed-rate unsecured senior notes.

All of the Company's debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at December 31, 2002 follows:

	Required at December 31, 2002	Actual at December 31, 2002
Ratio of debt to EBITDA[1]	Less than 3.5	2.2
Ratio of EBITDA[1] to interest expense	Greater than 3.0	6.6
Ratio of EBIT[2] to interest expense	Greater than 2.5	5.2
Consolidated net worth[3]	Greater than $393.0 million	$535.6 million

       1 EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
       2 EBIT is earnings before interest and taxes as defined in the debt agreements.
       3 Consolidated net worth is adjusted for special items as defined in the debt agreements.

The Company was in compliance with all debt covenants at December 31, 2002 and expects to remain so in the future.

The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, and future minimum lease payments under noncancelable leases as of December 31, 2002:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In thousands)
Long-term debt	$424,000	$--	$125,000	$249,000	$50,000
Broadcast rights	$102,732	$40,212	$49,016	$10,887	$2,617
Operating leases	$60,563	$7,716	$15,013	$12,624	$25,210

Total contractual cash obligations	$587,295	$47,928	$189,029	$272,511	$77,827

Funds for meeting contractual cash obligations are expected to come from cash generated by future operating activities. Debt agreements may be renewed or refinanced if the Company determines it is advantageous to do so. Contractual obligations for broadcast rights shown above include $36.5 million for broadcast rights that are not currently available for airing and are therefore not included in the Condensed Consolidated Balance Sheet at December 31, 2002. Meredith also has commitments in the form of standby letters of credit and other guarantees totaling $1.5 million. Approximately $1.0 million of the commitments expire within one year; the balance is long-term.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire in June 2004, and the notional amount varies over the remaining terms of the contracts. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Given their strong creditworthiness, management does not expect any counterparties to fail to meet their obligations. The weighted-average interest rate on debt outstanding at December 31, 2002 was approximately 6.5 percent.

As a result of the April 2002 debt refinancing and a reduction in variable-rate obligations, Meredith has interest rate swap contracts that no longer hedge such obligations. These contracts have been dedesignated as hedge contracts. Therefore, all changes in the fair market value of these contracts are recorded in interest expense. Fair-market value changes in the first half of fiscal 2003 resulted in expense of $0.8 million.

As part of Meredith's ongoing share repurchase program, the Company spent $13.2 million to repurchase an aggregate of 325,000 shares of Meredith Corporation common stock at then current market prices in the first six months of fiscal 2003. This compares with spending of $18.4 million for the repurchase of 584,000 shares in the first six months of the prior fiscal year. The Company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of December 31, 2002, approximately 1.3 million shares were authorized for future repurchase. The status of this program is reviewed at each quarterly Board of Directors meeting.

Dividends paid in the first half of fiscal 2003 were $8.9 million, or 18 cents per share. Dividends paid in the first half of the prior fiscal year were $8.4 million, or 17 cents per share.

Spending for property, plant and equipment totaled $17.0 million in the first six months of fiscal 2003 compared with prior-year spending of $10.8 million in the comparable period. The increase reflected higher spending for equipment and remodeling associated with the consolidation of the Portland duopoly and for the initial transition to digital technology at five stations. The Company has no material commitments for capital expenditures. Funds for capital expenditures are expected to come from operating activities or, if necessary, borrowings under credit agreements.

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

At December 31, 2002, Meredith had outstanding $124.0 million in variable-rate long-term debt and $300.0 million in fixed-rate long-term debt. There are no material earnings or liquidity risks associated with the Company's variable-rate debt because of interest rate swap contracts that reduce exposure to interest rate fluctuations by effectively converting variable-rate debt to fixed-rate debt. The fair market value of the variable-rate debt approximates the carrying amount. There also are no earnings or liquidity risks associated with the Company's fixed rate debt. The fair market value of the debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the debt to $330.0 million from $325.4 million at December 31, 2002.

Meredith has an interest rate swap contract outstanding that is designated as a cash flow hedge and effectively converts a portion of the Company's variable-rate debt to fixed-rate debt. There are no earnings or liquidity risks associated with this swap contract. The fair market value of the interest rate swap contract is the estimated amount (based on discounted cash flows) the Company would pay or receive to terminate the swap contract. A 10 percent decrease in interest rates would have increased the cost to terminate the swap contract to $2.5 million from $2.4 million at December 31, 2002.

Meredith also has interest rate swap contracts outstanding that, as a result of the debt refinancing completed in April 2002, were dedesignated as hedges against variable-rate debt obligations. While there is no liquidity risk associated with these swap contracts, changes in interest rates expose the Company to earnings risk because all changes in the fair market value of the swap contracts are recorded in interest expense. At December 31, 2002, a 10 percent decrease in interest rates would have increased the cost to terminate these swap contracts to $5.9 million from $5.6 million.

There has been no material change in the market risk associated with broadcast rights payable since June 30, 2002.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on November 11, 2002, at the Company's headquarters in Des Moines, Iowa.

(b)

The name of each director elected at the Annual Meeting is shown under Item 4(c)(1). The other directors whose terms of office continued after the meeting were:  Herbert M. Baum, Frederick B. Henry, William T. Kerr, Nicholas L. Reding, Mary Sue Coleman, Mell Meredith Frazier, Joel W. Johnson and E. T. Meredith III.

(c)	(1)	Proposal 1: Election of four Class I directors for terms expiring in 2005. Each nominee was elected in uncontested elections by the votes cast as follows:

				Number of shareholder votes *
				For	Withheld
		Class I directors
			Robert E. Lee	116,655,840	1,353,520
			David J. Londoner	116,598,577	1,410,783
			Philip A. Marineau	115,841,587	2,167,773
			Charles D. Peebler, Jr.	116,641,943	1,367,417

		* As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

(c)	(2)	Proposal 2: Approve the Meredith Corporation Employee Stock Purchase Plan of 2002. Proposal 2 was approved by the votes cast as follows:
		For	Against	Abstentions	Broker Non-votes
		116,617,750	980,066	411,544	0

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. Certain of the exhibits to this Form 10-Q are incorporated herein by reference, as specified:

	10.1	Meredith Corporation Employee Stock Purchase Plan of 2002 is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (333-87888) filed May 9, 2002.

	10.2	Meredith Corporation Stock Plan for Non-Employee Directors

(b)	Reports on Form 8-K

During the second quarter of fiscal 2003, the company filed the following reports on Form 8-K:

On October 31, 2002, reporting under Item 5 the text of a news release dated October 30, 2002 reporting earnings for the first fiscal quarter ended September 30, 2002 and the script of a conference call concerning that news release.

On November 4, 2002, reporting under Item 5, the company announced an agreement to acquire American Baby magazine and related assets from Primedia Inc. for $115 million.

On December 9, 2002, reporting under Item 5 the text of a management presentation at the CSFB Media Conference on December 9, 2002 and at the UBS Warburg Media Conference on December 10, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 12, 2003

CERTIFICATIONS

I, William T. Kerr, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Meredith Corporation;

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

Date:  February 12, 2003
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

Date:  February 12, 2003
/s/ Suku V. Radia

Suku V. Radia, Vice President-
Chief Financial Officer (Principal
Accounting and Financial Officer)

Index to Exhibits

Exhibit Number	Item

10.2	Meredith Corporation Stock Plan for Non-Employee Directors

HIGHLIGHTS

FINANCIAL DATA:
Balance Sheets
Statement of Earnings
Statement of Shareholders' Equity
Statement of Cash Flow
Notes

MANAGEMENT'S DISCUSSION AND ANALYSIS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXHIBITS AND REPORTS ON FORM 8-K

CERTIFICATIONS