Form 10-Q
period 2003-03-31
MEREDITH CORP
filed 2003-05-14
CIK 65011

Click here for HIGHLIGHTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2003
Commission file number	1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)
IOWA	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	515-284-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of stock outstanding at April 30, 2003:

Common shares	39,755,713
Class B shares	9,980,469

Total common and class B shares	49,736,182

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	(Unaudited)
	March 31	June 30
Assets	2003	2002
(In thousands)
Current assets:
Cash and cash equivalents	$11,523	$28,225
Accounts receivable, net	156,605	128,204
Inventories	35,687	32,921
Current portion of subscription acquisition costs	51,767	43,549
Current portion of broadcast rights	21,764	19,223
Other current assets	24,870	20,089
Total current assets	302,216	272,211

Property, plant and equipment	387,511	375,420
Less accumulated depreciation	(183,820)	(164,170)
Net property, plant and equipment	203,691	211,250

Subscription acquisition costs	34,634	31,473
Broadcast rights	14,020	13,876
Other assets	46,649	37,837
Intangibles, net	683,468	672,969
Goodwill	193,917	220,648

Total assets	$1,478,595	$1,460,264

See accompanying Notes to Interim Condensed Consolidated Financial Statements

	(Unaudited)
	March 31	June 30
Liabilities and Shareholders' Equity	2003	2002
(In thousands except share data)
Current liabilities:
Current portion of long-term broadcast rights payable	$28,805	$19,425
Accounts payable	40,516	42,749
Accrued expenses	118,612	103,584
Current portion of unearned subscription revenues	149,049	141,648
Total current liabilities	336,982	307,406

Long-term debt	415,000	385,000
Long-term broadcast rights payable	27,860	24,906
Unearned subscription revenues	124,758	91,270
Deferred income taxes	56,334	92,351
Other noncurrent liabilities	50,565	51,614
Total liabilities	1,011,499	952,547

Shareholders' equity:
Series preferred stock, par value $1 per share
Authorized 5,000,000 shares; none issued	--	--
Common stock, par value $1 per share
Authorized 80,000,000 shares; issued and outstanding 39,731,912 shares at March 31, 2003 (excluding 28,596,940 shares held in treasury) and 39,256,126 shares at June 30, 2002 (excluding 28,553,908 shares held in treasury).	39,732	39,256
Class B stock, par value $1 per share, convertible to
common stock
Authorized 15,000,000 shares; issued and outstanding 9,992,581 shares at March 31, 2003 and 10,319,765 shares at June 30, 2002	9,993	10,320
Retained earnings	421,120	462,057
Accumulated other comprehensive loss	(2,223)	(2,310)
Unearned compensation	(1,526)	(1,606)
Total shareholders' equity	467,096	507,717

Total liabilities and shareholders' equity	$1,478,595	$1,460,264

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months		Nine Months
	Ended March 31		Ended March 31
(In thousands except per share data)	2003	2002	2003	2002
Revenues:
Advertising	$166,441	$145,951	$466,739	$414,373
Circulation	67,895	67,209	191,049	191,155
All other	43,840	43,035	122,161	115,141
Total revenues	278,176	256,195	779,949	720,669

Operating costs and expenses:
Production, distribution and editorial	122,208	114,331	336,689	320,846
Selling, general and administrative	98,557	92,692	298,169	282,803
Depreciation and amortization	9,461	13,494	23,690	40,544
Total operating costs and expenses	230,226	220,517	658,548	644,193

Income from operations	47,950	35,678	121,401	76,476
Nonoperating income (expense)	--	--	(297)	2,030
Interest income	189	102	510	375
Interest expense	(6,568)	(6,606)	(21,664)	(21,376)
Earnings before income taxes and cumulative
effect of change in accounting principle	41,571	29,174	99,950	57,505
Income taxes	16,083	11,290	38,681	22,254
Net earnings before cumulative effect of
change in accounting principle	25,488	17,884	61,269	35,251
Cumulative effect of change in
accounting principle (net of taxes)	--	--	(85,749)	--
Net (loss) earnings	$25,488	$17,884	$(24,480)	$35,251

Basic earnings per share:
Before cumulative effect of change in accounting principle	$0.51	$0.36	$1.24	$0.71
Cumulative effect of change in accounting principle	--	--	(1.73)	--
Net basic (loss) earnings per share	$0.51	$0.36	$(0.49)	$0.71
Basic average shares outstanding	49,761	49,428	49,635	49,502

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$0.50	$0.35	$1.20	$0.69
Cumulative effect of change in accounting principle	--	--	(1.68)	--
Net diluted (loss) earnings per share	$0.50	$0.35	$(0.48)	$0.69
Diluted average shares outstanding	51,041	50,885	51,060	50,834

Dividends paid per share	$0.095	$0.090	$0.275	$0.260

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Class B	Paid-in	Retained	Comprehensive	Unearned
(In thousands)	Stock	Stock	Capital	Earnings	Loss	Compensation	Total
Balance at June 30, 2002	$39,256	$10,320	$ --	$462,057	$(2,310)	$(1,606)	$507,717

Net loss	--	--	--	(24,480)	--	--	(24,480)
Other comprehensive income, net of tax	--	--	--	--	87	--	87
Comprehensive loss							(24,393)

Stock issued under various incentive
plans, net of forfeitures	702	--	11,929	--	--	(636)	11,995
Purchases of Company stock	(546)	(7)	(19,073)	(2,801)	--	--	(22,427)
Conversion of class B to common stock	320	(320)	--	--	--	--	--

Dividends paid, 27.5 cents per share
Common stock	--	--	--	(10,873)	--	--	(10,873)
Class B stock	--	--	--	(2,783)	--	--	(2,783)

Restricted stock amortized to operations	--	--	--	--	--	716	716
Tax benefit from incentive plans	--	--	7,144	--	--	--	7,144

Balance at March 31, 2003	$39,732	$9,993	$ --	$421,120	$(2,223)	$(1,526)	$467,096

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months ended March 31	2003	2002
(In thousands)
Cash flow from operating activities:
Net (loss) earnings	$(24,480)	$35,251

Adjustments to reconcile net (loss) earnings to
net cash provided by operating activities:
Depreciation	21,550	20,972
Amortization	2,140	19,572
Change in fair market value of interest rate swaps	19	--
Amortization of broadcast rights	27,959	28,323
Payments for broadcast rights	(25,568)	(25,472)
Goodwill/intangible write-down, net of taxes	85,749	--
Changes in assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(28,401)	(2,126)
Inventories	(2,766)	1,369
Supplies and prepayments	(7,060)	(1,960)
Subscription acquisition costs	(10,474)	(2,646)
Other assets	(7,201)	2,096
Accounts payable	(2,233)	(16,392)
Accruals	21,479	(10,633)
Unearned subscription revenues	37,764	19,608
Deferred income taxes	20,287	13,542
Other	1,478	610
Net cash provided by operating activities	110,242	82,114

Cash flows from investing activities:
Acquisitions of businesses	(117,594)	--
Additions to property, plant and equipment	(21,195)	(16,517)
Changes in investments and other	5,731	323
Net cash (used) by investing activities	(133,058)	(16,194)

Cash flows from financing activities:
Long-term debt incurred	124,000	15,000
Repayment of long-term debt	(94,000)	(75,000)
Proceeds from common stock issued	12,197	6,400
Purchases of Company stock	(22,427)	(24,591)
Dividends paid	(13,656)	(12,877)
Net cash provided (used) by financing activities	6,114	(91,068)

Net (decrease) in cash and cash equivalents	(16,702)	(25,148)
Cash and cash equivalents at beginning of year	28,225	36,254

Cash and cash equivalents at end of period	$11,523	$11,106

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

b. Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance and other assumptions, as appropriate. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based primarily on historical experience; and, pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected return on plan assets and rates of increase in compensation and health care costs. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

c. Earnings per share

The following table presents the calculations of earnings per share:

	(Unaudited)		(Unaudited)
	Three Months		Nine Months
	Ended March 31		Ended March 31
	2003	2002	2003	2002
(In thousands except per share)
Net earnings (loss)	$25,488	$17,884	$(24,480)	$35,251

Basic average shares outstanding	49,761	49,428	49,635	49,502
Dilutive effect of stock options	1,280	1,457	1,425	1,332
Diluted average shares outstanding	51,041	50,885	51,060	50,834

Basic earnings (loss) per share	$0.51	$0.36	$(0.49)	$0.71

Diluted earnings (loss) per share	$0.50	$0.35	$(0.48)	$0.69

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Antidilutive options excluded from the above calculations totaled 446,000 options at March 31, 2003 (with a weighted average exercise price of $42.40) and 488,000 options at March 31, 2002 (with a weighted average exercise price of $40.84).

Options to purchase 674,000 shares were exercised during the nine months ended March 31, 2003 (528,000 options were exercised in the nine months ended March 31, 2002).

d. Stock-based compensation

Meredith accounts for awards of stock-based employee compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation costs are reflected in net earnings for restricted stock plans; however, no stock-based compensation cost is reflected in net earnings for options granted as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three Months		Nine Months
	Ended March 31		Ended March 31
	2003	2002	2003	2002
(In thousands except per share data)
Net earnings (loss), as reported	$25,488	$17,884	$(24,480)	$35,251

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	160	226	439	711
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,781)	(1,620)	(5,376)	(5,142)
Pro forma net earnings (loss)	$23,867	$16,490	$(29,417)	$30,820

Earnings per share:
Basic - as reported	$0.51	$0.36	$(0.49)	$0.71

Basic - pro forma	$0.48	$0.33	$(0.59)	$0.62

Diluted - as reported	$0.50	$0.35	$(0.48)	$0.69

Diluted - pro forma	$0.47	$0.32	$(0.58)	$0.61

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

e. Special-purpose entities

Meredith does not have any off-balance sheet arrangements. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's Condensed Consolidated Financial Statements.

2.  Acquisition

On December 5, 2002, Meredith purchased American Baby magazine and related assets from Primedia Inc., for $115.0 million plus certain costs, for a total cost of $117.6 million. The acquisition was financed with existing credit facilities and cash on hand. The cost was allocated based on the fair values of assets acquired and liabilities assumed as follows: property, plant and equipment of $0.1 million; intangible assets of $43.2 million; goodwill of $76.5 million; and a liability for unearned subscription revenues of $2.2 million.

Operating results of the properties are included in Meredith's Condensed Consolidated Statement of Earnings since the acquisition date. American Baby magazine, which was launched in 1938, is currently published monthly and has a circulation of 2 million. Other American Baby group properties acquired include Childbirth and First Year of Life magazines, three Hispanic titles and related marketing programs, the American Baby and Healthy Kids television programs currently shown on the Discovery television network, websites, custom publications and other related programs.

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

Pro forma results of operations as if this asset purchase had occurred at the beginning of the fiscal year for each period presented are as follows:

Three months ended March 31	2003	2002
(In thousands except per share)
Total revenues	$278,176	$269,282
Net earnings	$26,584	$18,886
Basic earnings per share	$0.53	$0.38
Diluted earnings per share	$0.52	$0.37

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine months ended March 31	2003	2002
(In thousands except per share)
Total revenues	$801,404	756,905
Net earnings before cumulative effect of
accounting change	$63,125	36,424
Net (loss) earnings	$(22,624)	36,424

Basic earnings per share:
Before cumulative effect of accounting change	$1.27	0.74
Net (loss) earnings	$(0.46)	0.74

Diluted earnings per share:
Before cumulative effect of accounting change	$1.24	0.72
Net (loss) earnings	$(0.44)	0.72

3.  Change in Accounting Principle

Meredith adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. The adoption of this standard has eliminated much of Meredith's amortization expense related to intangible assets and goodwill. The Company expects intangible asset amortization expense to be $2.4 million in fiscal 2003. This estimate includes $2.2 million of amortization resulting from the acquisition of the American Baby group in December 2002. Fiscal 2002 amortization expense related to intangible assets and goodwill totaled $25.6 million.

SFAS No. 142 does not permit the restatement of prior year's results. Amortization expense recorded in the prior year that would not have been recorded had the amortization provisions of SFAS No. 142 been effective July 1, 2001 totaled $6.5 million in the fiscal 2002 third quarter and $19.4 million for the nine months ended March 31, 2002.

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

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Intangible Assets and Goodwill

Intangible assets and goodwill at March 31, 2003, consisted of the following:

Gross			Net
Carrying		Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount

Intangible assets subject to amortization:
Publishing Group noncompete agreements	$25,034	$22,713	$2,321
Publishing Group customer lists	1,863	1,788	75
Total	$26,897	$24,501	2,396

Intangible assets not subject to amortization:
Publishing Group trademark			48,131
Broadcasting Group FCC licenses/
network affiliation agreements			632,941
Total			681,072

Intangibles, net			$683,468

			Net
			Carrying
(In thousands)			Amount
Goodwill:
Publishing Group			$112,939
Broadcasting Group			80,978
Goodwill			$193,917

On December 5, 2002, Meredith acquired American Baby magazine and related assets from Primedia Inc. This acquisition resulted in the recognition of $4.4 million in intangible assets subject to amortization, $38.8 million in intangible assets not subject to amortization and $76.5 million in goodwill.

Amortization expense was $2.1 million for the nine months ended March 31, 2003. Estimated annual amortization expense is $2.4 million in fiscal 2003. This estimate includes $2.2 million of amortization resulting from the acquisition of the American Baby group of assets in December 2002. The majority of this amortization was recorded in the fiscal third quarter. Future amortization expense for intangible assets is expected to be as follows: $0.7 million in fiscal 2004, $0.6 million in fiscal 2005, $0.4 million in fiscal 2006, $0.3 million in fiscal 2007, and $0.1 million in fiscal 2008.

The noncompete agreements are being amortized on a straight-line basis over periods of 3 or 5 years. The customer lists are being amortized over periods of one year or less, primarily on a straight-line basis.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the adoption of SFAS No. 142, $0.6 million in previously recorded intangible assets were reclassified as goodwill. The carrying amount of goodwill was reduced by $106.2 million for transitional impairment losses recorded as part of the adoption of SFAS No. 142. In addition, goodwill was increased by $2.4 million because of adjustments to preliminary valuations of fixed assets recorded as part of the June 2002 acquisition of KPTV in Portland, OR and by $76.5 million for the acquisition of the American Baby group of assets.

5.  Nonrecurring Items

In fiscal 2001, Meredith took steps to reduce the number of employees through a one-time, special voluntary early retirement program and additional selective workforce reductions through attrition, realignments and job eliminations. In addition, the company wrote-off certain Internet investments. These actions resulted in a fiscal 2001 net nonrecurring charge of $25.3 million for personnel costs ($18.4 million) and asset write-downs and other ($8.2 million), offset by the reversal of excess accruals ($1.3 million). The nonrecurring charge resulted in balance sheet adjustments of $8.5 million and cash payments of $1.1 million in fiscal 2001, leaving an accrual balance of $15.7 million for personnel costs at June 30, 2001. Details of the activities affecting the accrual since that date follow:

Description	Accrual
(In thousands)
June 30, 2001 balance	$15,716
Cash payments	(10,975)
Other adjustments	232
June 30, 2002 balance	4,973

Cash payments	(3,307)
March 31, 2003 balance	$1,666

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

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 34 percent are under the LIFO method at March 31, 2003 and 37 percent at June 30, 2002.

	(Unaudited)
	March 31	June 30
	2003	2002
(In thousands)
Raw materials	$12,804	$12,931
Work in process	20,959	18,015
Finished goods	7,055	7,123
	40,818	38,069

Reserve for LIFO cost valuation	(5,131)	(5,148)
Inventories	$35,687	$32,921

7.  Meredith Funding Corporation

In April 2002, Meredith entered into an agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At March 31, 2003, $148.4 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by Bank One, N.A. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (4.25 percent at March 31, 2003), from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's Condensed Consolidated Financial Statements. At March 31, 2003, $85.0 million was outstanding under the asset-backed commercial paper facility and reflected in long-term debt on Meredith's Condensed Consolidated Balance Sheet. The asset-backed commercial paper facility renews annually in April. Meredith has the ability and the intent to renew the facility each year and, therefore, the principal is reflected as due on April 9, 2007, the facility termination date.

8.  Derivative Financial Instruments

At March 31, 2003, Meredith had interest rate swap contracts to pay fixed-rates of interest (average 5.3 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 1.3 percent) on $150.0 million notional amount of indebtedness. These contracts expire in June 2004. The notional amount varies over the terms of the contracts. The average notional amount of indebtedness outstanding under the contracts is $166 million in fiscal 2003 and $132 million in fiscal 2004.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair market value of the interest rate swap contracts was a liability of $6.8 million at March 31, 2003. Assuming no change in interest rates, the estimated amount of the loss expected to be reclassified into earnings over the next 12 months is $5.7 million.

As a result of the April 2002 debt refinancing and a reduction in variable-rate obligations, Meredith has interest rate swap contracts that no longer hedge variable-rate obligations. These contracts have been dedesignated as hedge contracts. Therefore, all changes in the fair market value of these contracts are recorded in interest expense. Fair market value changes resulted in income of $0.8 million in the quarter ended March 31, 2003. In the nine-months ended March 31, 2003 the net effect of the fair market value changes was immaterial.

9.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The company's comprehensive income includes foreign currency translation adjustments and changes in the fair market value of interest rate swap contracts in addition to net earnings. Total comprehensive income (in thousands) for the three-month periods ended March 31, 2003 and 2002, was $25,811 and $19,124, respectively. Total comprehensive (loss) income (in thousands) for the nine-month periods ended March 31, 2003 and 2002, was $(24,393) and $33,665, respectively.

10.  Segment Information
	(unaudited)		(unaudited)
	Three Months		Nine Months
	Ended March 31		Ended March 31
(In thousands)	2003	2002	2003	2002
Revenues:
Publishing	$220,800	$197,394	$577,595	$536,503
Broadcasting	57,376	58,801	202,354	184,166
Total revenues	$278,176	$256,195	$779,949	$720,669

Operating profit:
Publishing	$46,551	$40,700	$92,891	$80,004
Broadcasting	7,311	781	45,774	11,197
Unallocated corporate	(5,912)	(5,803)	(17,264)	(14,725)
Income from operations	$47,950	$35,678	$121,401	$76,476

Depreciation and amortization:
Publishing	$4,503	$2,949	$9,565	$8,509
Broadcasting	4,268	9,932	12,382	30,123
Unallocated corporate	690	613	1,743	1,912
Total depreciation and amortization	$9,461	$13,494	$23,690	$40,544

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	(Unaudited)
	March 31	June 30
Assets	2003	2002
(In thousands)
ublishing	$465,946	$297,732
Broadcasting	920,562	1,054,470
Corporate	92,087	108,062
Total	$1,478,595	$1,460,264

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

Expenditures for long-lived assets other than capital expenditures included the acquisition of American Baby magazine and related assets from Primedia Inc. for $115.0 million. This acquisition resulted in additions to publishing segment assets of $43.2 million in intangible assets and $76.5 million in goodwill. Corporate assets declined primarily due to the use of cash for the acquisition. Broadcasting assets at March 31, 2003 declined from June 30, 2002 primarily due to the impairment write-down recognized as part of the adoption of SFAS No. 142.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion presents the key factors that have affected the Company's business in the third quarter and first nine months of fiscal 2003 and fiscal 2002. This commentary should be read in conjunction with the condensed consolidated financial statements presented elsewhere in this report and with the Company's Form 10-K for the year ended June 30, 2002. All per share amounts refer to diluted earnings per share and are computed on an after-tax basis.

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

Factors that could adversely affect future results include but are not limited to: downturns in national and/or local economies; a softening of the domestic advertising market; increased consolidation among major advertisers or other events depressing the level of advertising spending; national or world events that could interrupt broadcast television nationally, regionally, or in specific local markets; the unexpected loss of one or more major clients; changes in consumer reading, purchasing, and/or television viewing patterns; unanticipated increases in paper, postage, printing, or syndicated programming costs; changes in television network affiliation agreements and/or network affiliation relationships; technological developments affecting products or methods of distribution such as the Internet or e-commerce; changes in government regulations affecting the Company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions. Meredith undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

The adoption of SFAS No. 142 eliminated much of Meredith's amortization expense related to intangible assets and goodwill. The Company expects intangible asset amortization expense to be $2.4 million in fiscal 2003. This estimate includes $2.2 million of amortization resulting from the acquisition of the American Baby group of assets in December 2002. The majority of this amortization was recorded in the fiscal third quarter. Fiscal 2002 amortization expense related to intangible assets and goodwill totaled $25.6 million. SFAS No. 142 does not permit the restatement of prior year's results. For ease of comparison, this report includes fiscal 2002 results as previously reported and on an adjusted basis as if the amortization provisions of SFAS No. 142 had been adopted on July 1, 2001. (See section entitled "Use of non-GAAP financial measures.")

Fiscal 2002

In June 2002, Meredith exchanged its Orlando and Ocala, FL, television stations for station KPTV, a UPN affiliate in Portland, OR. The transaction with News Corporation and Fox Television Stations, Inc., created a Meredith duopoly in Portland where the Company already owned KPDX-TV, a FOX affiliate. A duopoly, defined as the ownership of two stations in a single market, offers increased efficiency while providing stronger outlets for advertisers and viewers. In September 2002, Meredith switched the FOX affiliation from KPDX, an UHF station, to KPTV, a VHF station, to take advantage of the stronger VHF signal. KPDX assumed the UPN affiliation, previously held by KPTV. In addition, KPDX dropped local news coverage to avoid competing with KPTV.

The operations of the acquired property have been included in the Company's consolidated operating results since the acquisition date. The exchange is expected to result in a revenue reduction of approximately $10 million in fiscal 2003, but it is not expected to have a material effect on operating results.

For financial reporting purposes, Meredith recorded the exchange as two simultaneous but separate events: the sale of the two Florida stations, for which a nonoperating gain was recognized, and the acquisition of the Portland station, which was treated as an asset purchase. The fourth quarter nonoperating gain on the sale of the Florida stations was $61.8 million based on the fair value of the assets acquired as determined by an independent appraisal. The fair value of $90.0 million also represented the purchase price of the Portland station.

Use of non-GAAP financial measures

Certain financial measures included in this Management's Discussion and Analysis section are not in accordance with generally accepted accounting principles (GAAP). These are referred to as non-GAAP financial measures. These financial measures should not be considered in isolation or as a substitute for actual performance as reported under GAAP. Meredith's primary use of non-GAAP financial measures relates to adjustments for amortization no longer required under SFAS No. 142, exclusion of nonrecurring items and the use of EBITDA.

As discussed previously, the adoption of SFAS No. 142 eliminated a significant amount of amortization related to intangible assets and goodwill. Because this elimination of amortization results from a change in accounting principle and does not reflect a change in the underlying performance of the business, management believes it is useful to present adjusted earnings as if the amortization provisions of SFAS No. 142 had been effective July 1, 2001. Amortization that would have been eliminated totaled $6.5 million ($4.0 million after tax or 8 cents per share) in the third quarter and $19.4 million ($11.9 million after tax or 24 cents per share) in the nine months ended March 31, 2002. The adjusted data does not reflect the after-tax impairment loss of $85.7 million that was recognized by the Company upon the adoption of SFAS No. 142 on July 1, 2002, and does not consider what impairment charges may have been recorded had the Company adopted this statement on July 1, 2001.

Earnings for the nine months ended March 31, 2002 also included $2.0 million ($1.2 million after tax or 2 cents per share) in nonoperating income representing proceeds from the demutualization of an insurance company with which Meredith holds policies. This type of income does not relate to the performance of the Company's core businesses and is not expected to recur. Therefore management believes it is useful to present adjusted earnings excluding this income.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a common alternative measure of performance used by investors, financial analysts and ratings agencies. These groups use EBITDA, along with other measures, to estimate the value of a company and to evaluate a company's ability to meet its debt service requirements. Meredith management believes EBITDA is a useful measure because it is used in determining compliance with the Company's debt agreements. In addition, EBITDA is used for comparisons with other businesses in the same industry, especially the television broadcasting industry.

Reconciliations of non-GAAP financial measures to the most directly comparable measure calculated and presented in accordance with GAAP are presented at the end of Management Discussion and Analysis under the heading "Reconciliation of Non-GAAP Financial Measures."

Consolidated Results of Operations

Three Months ended March 31	Actual 2003	Actual 2002	Adjusted[1] 2002
(In thousands)
Total revenues	$278,176	$256,195	$256,195
Income from operations	$47,950	$35,678	$42,138
Net earnings	$25,488	$17,884	$21,844
Diluted earnings per share	$0.50	$0.35	$0.43

Nine Months ended March 31	Actual 2003	Actual 2002	Adjusted[1] 2002
(In thousands)
Total revenues	$779,949	$720,669	$720,669
Income from operations	$121,401	$76,476	$95,856
Net earnings before cumulative effect of change in accounting principle	$61,269	$35,251	$45,887
Diluted earnings per share before cumulative effect of change in accounting principle	$1.20	$0.69	$0.90
Net (loss) earnings	$(24,480)	$35,251	$45,887
Diluted (loss) earnings per share	$(0.48)	$0.69	$0.90

 1 Assumes amortization provisions of SFAS No. 142 were effective July 1, 2001 and excludes nonoperating income.
Reconciliations of actual and adjusted data provided at the end of Management's Discussion and Analysis.

Fiscal 2003 third quarter net earnings were $25.5 million, or 50 cents per share, compared to net earnings of $17.9 million, or 35 cents per share, in the prior-year second quarter. Net earnings before the cumulative effect of a change in accounting principle were $61.3 million, or $1.20 per share, in the nine months ended March 31, 2003 compared to net earnings of $35.3 million, or 69 cents per share in the prior-year period. As discussed previously, fiscal 2002 results include intangible asset amortization expense that is no longer required upon adoption of SFAS No. 142 and nonoperating income representing proceeds from the demutualization of an insurance company. Excluding these items, adjusted net earnings were $21.8 million, or 43 cents per share, in the fiscal 2002 third quarter and $45.9 million, or 90 cents per share, in the nine months ended March 31, 2002. Net earnings before the cumulative effect of a change in accounting principle increased 17 percent in the third quarter and 34 percent in the nine-month period compared to the adjusted earnings of the comparable prior-year period. The increases reflected higher advertising revenues and improved results at many of the Company's non-advertising based businesses, in particular the book business.

Third quarter revenues increased 9 percent to $278.2 million from $256.2 million for the same quarter a year ago. For the nine months of the fiscal year, revenues increased 8 percent to $779.9 million from $720.7 million. Excluding the impact of the American Baby acquisition and adjusting for same-station broadcasting revenues, revenues increased 5 percent in the quarter and 8 percent in the nine-month period. Same-station comparisons include revenues of KPTV-Portland in all periods and exclude revenues of the two Florida stations traded for KPTV in June 2002. The increase in comparable revenues reflected higher advertising revenues, including $20.5 million of political revenue at the broadcasting stations (primarily in the first half of fiscal 2003), and increased book sales. These revenue increases were partially offset by lower revenues from integrated marketing operations.

Operating costs and expenses increased 8 percent in the quarter and 5 percent in the nine-month period compared to prior-year expenses adjusted to exclude SFAS No. 142 amortization. When costs of the American Baby properties, which were acquired in December 2002 are also excluded, costs increased 1 percent in the quarter and 3 percent in the nine-month period. Production, distribution, and editorial costs were up because of higher volumes in publishing and higher postage rates. Higher volumes resulted from an increase in the number of advertising pages and books sold. Partially offsetting these cost increases were lower paper prices and lower volumes in the integrated marketing operations. Selling, general, and administrative expenses, when adjusted for the American Baby acquisition, were flat in the quarter and increased 3 percent in the year-to-date period primarily because of higher performance-based incentive accruals. Depreciation and amortization costs increased 6 percent in the quarter and 2 percent in the year-to-date period after adjusting for SFAS No. 142 amortization and the American Baby acquisition.

Nonoperating expense totaled $0.3 million in the nine months ended March 31, 2003. It consisted of a nonoperating charge of $1.6 million for the write-off of an investment in a start-up technology company and a nonoperating gain of $1.3 million related to the final settlement with News Corporation and Fox Television Stations, Inc., of the June 2002 exchange of two Florida stations for KPTV in Portland, OR.

Net interest expense was $6.4 million in the third quarter compared with $6.5 million in the third quarter of fiscal 2002. The decline reflected a favorable fair market value adjustment on interest rate swap contracts in the current quarter net of higher rates due to a change in the mix of fixed and variable-rate debt. In the prior year, all fair market value adjustments on interest rate swap contracts were recorded in other comprehensive income. As a result of debt refinancing in April 2002 and a reduction in the amount of variable-rate debt outstanding, Meredith has interest rate swap contracts that no longer hedge variable-rate obligations. The fair market value adjustment on those contracts therefore is recorded in interest expense. Net interest expense was $21.2 million in the nine months ended March 31, 2003, compared to $21.0 million in the comparable prior-year period. In the year-to-date period, the net effect of fair market value adjustments on interest rate swap contracts was immaterial.

The Company's effective tax rate for the quarter and nine months just ended and for the same periods in the previous fiscal year was 38.7 percent. The rate is expected to remain unchanged throughout fiscal 2003.

Outlook for Remainder of Fiscal 2003

The following statements reflect Meredith's current expectations for the remainder of fiscal 2003.

Fourth quarter publishing advertising revenues, excluding the American Baby Group, are running up in the mid-teens on a percentage basis from the same quarter a year ago. Fourth quarter same-station broadcasting advertising bookings are currently running up in the low-single digits on a percentage basis. Television advertising bookings are as of a point in time, change frequently, and have recently been quite volatile. Continuing economic uncertainty and the current world political situation have reduced the Company's near-term visibility, particularly for television advertising bookings.

Management believes that earnings per share of $1.75 are achievable for fiscal 2003. This represents earnings before the cumulative effect of a change in accounting principle related to SFAS No. 142, which was recorded in the first quarter of fiscal 2003.

Previously, the Company reported adjusted fiscal 2002 earnings of $1.42 per share. In light of new guidelines from the Securities and Exchange Commission concerning items that may be identified as non-recurring, infrequent or unusual, the Company's adjusted net earnings for fiscal 2002 are now reported as $1.38 per share. This includes a $0.04 per share write-down of broadcast film rights that was previously excluded from adjusted fiscal 2002 earnings.

Segment Results of Operations

In the following sections, segment operating profit for the quarter and nine months ended March 31, 2002 is shown as previously reported in accordance with GAAP and on an adjusted basis as if the amortization provisions of SFAS No. 142 were effective July 1, 2001. See previous section entitled "Use of non-GAAP financial measures" for further discussion.

Publishing

Three Months ended March 31	Actual 2003	Actual 2002	Adjusted 2002
(In thousands)
Advertising revenues	$110,737	$89,045	$89,045
Circulation revenues	$67,895	$67,209	$67,209
Other revenues	$42,168	$41,140	$41,140
Total revenues	$220,800	$197,394	$197,394

Operating profit	$46,551	$40,700	$41,263

Nine Months ended March 31	Actual 2003	Actual 2002	Adjusted 2002
(In thousands)
Advertising revenues	$269,250	$235,452	$235,452
Circulation revenues	$191,049	$191,155	$191,155
Other revenues	$117,296	$109,896	$109,896
Total revenues	$577,595	$536,503	$536,503

Operating profit	$92,891	$80,004	$81,693

Publishing revenues increased 12 percent to $220.8 million from $197.4 million in the third quarter of fiscal 2002. Publishing revenues were $577.6 million in the nine months ended March 31, 2003, up 8 percent from $536.5 million in the prior-year period. Comparable publishing revenues, excluding revenues from the newly-acquired American Baby properties, increased 5 percent in both the quarter and first nine months of fiscal 2003. The growth in both periods resulted primarily from an increase in the number of advertising pages and books sold.

Comparable magazine advertising revenues increased 14 percent in the third quarter and 10 percent in the first nine months of fiscal 2003. Most magazines reported higher advertising revenues in both the quarter and year-to-date periods. Advertising revenue growth at the Company's second largest circulation title, Ladies' Home Journal, was particularly strong in the third quarter reflecting a 33 percent gain in advertising pages. All of the third quarter magazine issues were closed prior to the commencement of the war in Iraq. Advertising categories showing strength in the quarter included home and building, pharmaceuticals, food and beverages and cosmetics. An increase in online advertising also contributed to the growth in advertising revenues in both periods.

Comparable magazine circulation revenues were flat in the third quarter and were down less than 1 percent in the nine-month period versus the comparable prior-year periods. Subscription revenues were affected by a slight decline in average revenue per copy at several titles due to an increase in the term of direct mail offers. In the third quarter these declines were offset by an additional issue of Country Home magazine, due to an increase in frequency, and Midwest Living magazine, due to the timing of issues. In the year-to-date period, the decline was nearly offset by additional issues of Country Home and Traditional Home magazines due to increases in frequency and increased newsstand sales of Creative Collection titles.

Excluding American Baby revenues, other publishing revenues decreased 9 percent from the prior-year third quarter, but were up 2 percent in the nine-month period. Book revenues increased nearly 40 percent in the quarter and were up approximately 30 percent in the year-to-date period, reflecting the third quarter release of a book based on The Learning Channel cable network's hit decorating show Trading Spaces. The fall 2002 release of the 12th edition of the Better Homes and Gardens New Cook Book also contributed to the strong growth in the year-to-date period. The growth in book revenues contrasts with a steep decline in third quarter revenues from the Company's integrated marketing operations. This decline reflects lower business volumes. Meredith has recently sold several new pieces of integrated marketing business which will benefit future quarters.

Publishing operating profit was $46.6 million in the fiscal 2003 third quarter, a 13 percent increase from adjusted profit of $41.3 million in the prior third quarter. For the first nine months of fiscal 2003, publishing operating profit was $92.9 million, a 14 percent increase from adjusted profit of $81.7 million in the prior-year period. Major factors in the improvements were higher book operating profit, higher advertising revenues and lower paper prices. Partially offsetting these improvements were lower integrated marketing operating profits, higher postal rates and increased accruals for performance-based incentives.

Publishing costs increased 12 percent in the quarter and 7 percent in the nine-month period compared to the corresponding prior-year periods. Excluding costs of the recently acquired American Baby properties, costs increased 3 percent in both the quarter and year-to-date periods. The increase in comparable costs reflected higher sales volumes of advertising pages and books, higher postal rates and higher payroll and employee benefit costs. Partially offsetting these increases were lower sales volumes in the integrated marketing operations, lower paper prices and lower magazine subscription acquisition costs.

Paper prices in the first nine months of fiscal 2003 were down in the low-double-digits, on a percentage basis, from a year earlier. Because of the timing of price changes, paper prices in the fourth quarter are expected to be even with those of the prior year. Paper prices are driven by market demand and are difficult to predict, but management expects upward pressure as market demand increases over the next year. Postal rates for periodicals increased 10 percent on June 30, 2002.

Broadcasting

Three Months ended March 31	Actual 2003	Actual 2002	Adjusted 2002
(In thousands)
Advertising revenues	$55,704	$56,906	$56,906
Other revenues	$1,672	$1,895	$1,895
Total revenues	$57,376	$58,801	$58,801

Operating profit	$7,311	$781	$6,678

Nine Months ended March 31	Actual 2003	Actual 2002	Adjusted 2002
(In thousands)
Advertising revenues	$197,489	$178,921	$178,921
Other revenues	$4,865	$5,245	$5,245
Total revenues	$202,354	$184,166	$184,166

Operating profit	$45,774	$11,197	$28,888

Broadcasting revenues were $57.4 million in the third quarter of fiscal 2003, down 2 percent from $58.8 million reported for the same quarter a year ago. In the nine months ended March 31, 2003, revenues were $202.4 million, up 10 percent from $184.2 million in the comparable prior-year period. The third quarter decline resulted primarily from the June 2002 exchange of two Florida television stations for KPTV in Portland. On a same-station basis, revenues increased 6 percent in the quarter and 19 percent in the year-to-date period in spite of the loss of approximately $1.5 million in revenue as a result of war-related scheduling adjustments, pre-emptions and cancellations. The improvement was driven by two factors: stronger demand for television advertising, reflecting Meredith's efforts to improve sales practices and grow market share at its stations as well as the continuing recovery of the television advertising market, and the addition of significant political advertising revenues in the first half of the fiscal year. Net political advertising revenues totaled $20.5 million in the first nine months of fiscal 2003 compared to less than $1.0 million in the prior-year period. In addition, revenues in the prior-year periods were negatively affected by the events of September 11. Excluding political revenues, which are tied to biennial election campaigns and are not entirely incremental, same-station revenues increased 7 percent in the year-to-date period.

Most stations reported higher revenues in the third quarter and nine months although the Company's NBC affiliate in Nashville was affected by the absence of Olympic revenues that occurred in the prior year third quarter. In addition, the stations in Portland continued to be affected by the weak economic conditions in that region. In the year-to-date period, the largest percentage increase in revenue occurred at WGCL-Atlanta, the Company's largest market station.

Broadcasting operating profit was $7.3 million in the third quarter, up 9 percent from $6.7 million in the prior third quarter. For the first nine months of fiscal 2003, operating profit was $45.8 million, up 58 percent from $28.9 million in the comparable prior-year period. The increase in operating profit in the third quarter reflected disciplined cost controls, as costs declined 4 percent in the quarter. In the nine month period, higher advertising revenues were the biggest factor in the operating profit increase. Operating costs increased just 1 percent in the first nine months of fiscal 2003. The cost increase resulted primarily from investments in local news and sales and higher performance-based incentive accruals.

Broadcasting EBITDA, which represents broadcasting segment operating profit plus depreciation and amortization expense, increased to $11.6 million from $10.7 million in the prior third quarter. EBITDA as a percentage of revenues grew to 20.2 percent in the quarter from 18.2 percent in the prior third quarter. This represents the fourth consecutive quarter of year-over-year improvement in this ratio. Broadcasting EBITDA was $58.2 million, or 28.7 percent of revenues, in the nine-month period compared to $41.3 million, or 22.4 percent of revenues, in the prior-year period.

Unallocated corporate expenses

Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, increased slightly in the third quarter and were up $2.5 million in the nine-month period primarily due to higher performance-based incentive accruals.

Liquidity and Capital Resources

Nine Months ended March 31	Actual 2003	Actual 2002	Percent Change
(In thousands)
Net (loss) earnings	$(24,480)	$35,251	NM
Cash flows from operations	$110,242	$82,114	34%
Cash flows used by investing	$(133,058)	$(16,194)	(722)%
Cash flows provided (used) by financing	$6,114	$(91,068)	NM
Net decrease in cash and cash equivalents	$(16,702)	$(25,148)	34%

     NM - Not meaningful

Cash and cash equivalents decreased $16.7 million in the nine months ended March 31, 2003; they decreased $25.1 million in the same period a year ago. Major factors affecting the change in cash usage included a 34 percent increase in cash provided by operations, the acquisition of the American Baby properties and the effect of that acquisition on the change in net debt outstanding during the period. Cash provided by operating activities grew to $110.2 million from $82.1 million in the same period a year ago, reflecting an increase in earnings before the noncash charge for a change in accounting principle and additional cash provided by changes in working capital accounts. The increase in cash provided by working capital accounts primarily reflected changes from the timing of income tax and interest payments and an increase in performance-based incentive accruals in the current period.

In December 2002, Meredith acquired American Baby magazine and related assets from Primedia Inc., for $115.0 million. The acquisition was financed with $100.0 million in debt from existing credit facilities and cash on hand. As a result, debt outstanding increased $30.0 million in the current period compared to a decrease in debt of $60.0 million in the prior-year period.

Tax deductible contributions to qualified pension plans totaled $5.7 million in fiscal 2002. Though not required to do so, the Company has made similar contributions totaling $12.0 million through April 2003. No further contributions are expected in fiscal 2003.

At March 31, 2003, long-term debt outstanding totaled $415.0 million and consisted of $85.0 million outstanding under the asset-backed commercial paper facility, $30.0 million outstanding under the revolving credit facility and $300.0 million outstanding in fixed-rate unsecured senior notes.

All of the Company's debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at March 31, 2003 follows:

	Required at March 31, 2003	Actual at March 31, 2003
Ratio of debt to EBITDA[1]	Less than 3.5	2.0
Ratio of EBITDA[1] to interest expense	Greater than 3.0	6.8
Ratio of EBIT[2] to interest expense	Greater than 2.5	5.6
Consolidated net worth[3]	Greater than $401.4 million	$552.8 million

       1 EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
       2 EBIT is earnings before interest and taxes as defined in the debt agreements.
       3 Consolidated net worth is adjusted for special items as defined in the debt agreements.

The Company was in compliance with all debt covenants at March 31, 2003 and expects to remain so in the future.

The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights, and future minimum lease payments under noncancelable leases as of March 31, 2003:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In thousands)
Long-term debt	$415,000	$--	$200,000	$165,000	$50,000
Broadcast rights	$107,157	$36,853	$55,192	$12,705	$2,407
Operating leases	$59,549	$8,377	$14,943	$12,572	$23,657

Total contractual cash obligations	$581,706	$45,230	$270,135	$190,277	$76,064

Funds for meeting contractual cash obligations are expected to come from cash generated by future operating activities. Debt agreements may be renewed or refinanced if the Company determines it is advantageous to do so. Contractual obligations for broadcast rights shown above include $50.5 million for broadcast rights that are not currently available for airing and are therefore not included in the Condensed Consolidated Balance Sheet at March 31, 2003. Meredith also has commitments in the form of standby letters of credit and other guarantees totaling $1.5 million. Approximately $1.0 million of the commitments expire within one year; the balance is long-term.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire in June 2004, and the notional amount varies over the remaining terms of the contracts. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. Given their strong creditworthiness, management does not expect any counterparties to fail to meet their obligations. The weighted-average interest rate on debt outstanding at March 31, 2003 was approximately 6.5 percent.

Because of a reduction in variable-rate debt obligations, resulting from the April 2002 debt refinancing, Meredith has interest rate swap contracts that no longer hedge variable-rate obligations. Therefore, the designation of cash flow hedges was removed from these contracts. As a result, all changes in the fair market value of these contracts are recorded in interest expense. Fair-market value changes in the first nine months of fiscal 2003 were immaterial.

As part of Meredith's ongoing share repurchase program, the Company spent $22.4 million to repurchase an aggregate of 560,000 shares of Meredith Corporation common stock at then current market prices in the first nine months of fiscal 2003. This compares with spending of $24.6 million for the repurchase of 742,000 shares in the first nine months of the prior fiscal year. The Company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of March 31, 2003, approximately 1.0 million shares were authorized for future repurchase. The status of this program is reviewed at each quarterly Board of Directors meeting.

Dividends paid in the first nine months of fiscal 2003 were $13.7 million, or 27.5 cents per share. Dividends paid in the first nine months of the prior fiscal year were $12.9 million, or 26 cents per share. In February 2003, the Board of Directors increased the quarterly dividend 6 percent, or one-half cent per share, to 9.5 cents per share effective with the dividend payable on March 14, 2003. Given the current number of shares outstanding, this increase will result in additional dividend payments of approximately $1 million annually.

Spending for property, plant and equipment totaled $21.2 million in the first nine months of fiscal 2003 compared with prior-year spending of $16.5 million in the comparable period. The increase reflected higher spending for equipment and remodeling associated with the consolidation of the Portland duopoly and for the initial transition to digital technology at five stations. The Company has no material commitments for capital expenditures. Funds for capital expenditures are expected to come from operating activities or, if necessary, borrowings under credit agreements.

At this time, management expects that cash on hand, internally-generated cash flow, and debt from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital and cash dividends) for the foreseeable future.

Reconciliation of Non-GAAP Financial Measures

The following tables provide reconciliations between actual (GAAP) and adjusted (non-GAAP) consolidated results of operations:

Three Months		Nine Months
Ended March 31		Ended March 31
	2002	2002
Actual income from operations	$35,678	$76,476
Amortization eliminated if SFAS No. 142 effective 7/1/2001	6,460	19,380
Adjusted income from operations	$42,138	$95,856

Actual net earnings	$17,884	$35,251
Amortization eliminated if SFAS No. 142 effective 7/1/2001 (net of effect on taxes)	3,960	11,880
Demutualization proceeds (net of tax)	--	(1,244)
Adjusted net earnings	$21,844	$45,887

Actual diluted earnings per share	$0.35	$0.69
Amortization eliminated if SFAS No. 142 effective 7/1/2001 (net of effect on taxes)	0.08	0.23
Demutualization proceeds (net of tax)	--	(0.02)
Adjusted diluted earnings per share	$0.43	$0.90

The following table provides a reconciliation between fiscal 2002 diluted earnings per share (GAAP) and adjusted (non-GAAP) earnings per share:

Year ended June 30	2002
Diluted earnings per share	$1.79
Amortization eliminated if SFAS No. 142 effective 7/1/2001 (net of effect on taxes)	0.31
Demutualization proceeds (net of tax)	(0.02)
Gain from dispositions (net of tax)	(0.74)
Interest rate swap write-off (net of tax)	0.04
Adjusted earnings per share	$1.38

he following table provides reconciliations between actual (GAAP) segment operating profit and adjusted (non-GAAP) segment operating profit:

	Three Months		Nine Months
	Ended March 31		Ended March 31
	2002		2002
	Publishing	Broadcasting	Publishing	Broadcasting
Actual segment operating profit	$40,700	$781	$80,004	$11,197
Amortization eliminated if SFAS No. 142 effective 7/1/2001	563	5,897	1,689	17,691
Adjusted segment operating profit	$41,263	$6,678	$81,693	$28,888

The following table provides reconciliations between broadcasting segment operating profit (GAAP) and broadcasting EBITDA (non-GAAP):

	Three Months		Nine Months
	Ended March 31		Ended March 31
	2003	2002	2003	2002
Broadcasting operating profit	$7,311	$781	$45,774	$11,197
Depreciation and amortization	4,268	9,932	12,382	30,123
Broadcasting EBITDA	$11,579	$10,713	$58,156	$41,320

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. All of the Company's financial instruments subject to market risk are held for purposes other than trading.

Long-term Debt

At March 31, 2003, Meredith had outstanding $115.0 million in variable-rate long-term debt and $300.0 million in fixed-rate long-term debt. There are no material earnings or liquidity risks associated with the Company's variable-rate debt because of interest rate swap contracts that reduce exposure to interest rate fluctuations by effectively converting variable-rate debt to fixed-rate debt. The fair market value of the variable-rate debt approximates the carrying amount. There also are no earnings or liquidity risks associated with the Company's fixed rate debt. The fair market value of the debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $328.4 million from $324.2 million at March 31, 2003.

Interest Rate Swap Contracts

Meredith has an interest rate swap contract outstanding that is designated as a cash flow hedge and effectively converts a portion of the Company's variable-rate debt to fixed-rate debt. There are no earnings or liquidity risks associated with this swap contract. The fair market value of the interest rate swap contract is the estimated amount (based on discounted cash flows) the Company would pay or receive to terminate the swap contract. A 10 percent decrease in interest rates would have increased the cost to terminate the swap contract to $2.1 million from $2.0 million at March 31, 2003.

Meredith also has interest rate swap contracts outstanding that are no longer designated as hedges against variable-rate debt obligations, as a result of the debt refinancing completed in April 2002. While there is no liquidity risk associated with these swap contracts, changes in interest rates expose the Company to earnings risk because all changes in the fair market value of the swap contracts are recorded in interest expense. At March 31, 2003, a 10 percent decrease in interest rates would have increased the cost to terminate these swap contracts to $5.0 million from $4.8 million.

Broadcast Rights Payable

There has been no material change in the market risk associated with broadcast rights payable since June 30, 2002.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

	99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the third quarter of fiscal 2003, the Company filed the following reports on Form 8-K:

On January 8, 2003, reporting under Item 5 the text of a management presentation at the Salomon Smith Barney Global Entertainment, Media and Telecommunication Conference on January 8, 2003.

On January 28, 2003, reporting under Item 5 the text of a news release dated January 28, 2003 reporting earnings for the second fiscal quarter and six-months ended December 31, 2002 and the script of a conference call concerning that news release.

On February 4, 2003, reporting under Item 5 the text of a news release dated February 4, 2003 concerning the passing of E.T. Meredith III, Chairman of the Company's Executive Committee of the Board of Directors.

On February 14, 2003, reporting under Item 5 that a Report on Schedule 13D was filed on February 13, 2003, by Katherine C. Meredith, D. Mell Meredith Frazier and Edwin T. Meredith, IV, reporting their share ownership positions in the Company.

On February 25, 2003, reporting under Item 5 the text of a management presentation at the Merrill Lynch Advertising, Publishing and Education Conference on February 25, 2003.

On March 4, 2003, reporting under Item 5 the text of a management presentation at the Bear Stearns Media, Entertainment and Information Conference on March 4, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 14, 2003

CERTIFICATIONS

I, William T. Kerr, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Meredith Corporation;

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

Date:  May 14, 2003
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

Date:  May 14, 2003
/s/ Suku V. Radia

Suku V. Radia, Vice President-
Chief Financial Officer (Principal
Accounting and Financial Officer)

Index to Exhibits

Exhibit Number	Item

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HIGHLIGHTS

FINANCIAL DATA:
Balance Sheets
Statement of Earnings
Statement of Cash Flows
Statement of Shareholders' Equity
Notes

MANAGEMENT'S DISCUSSION AND ANALYSIS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES

EXHIBITS AND REPORTS ON FORM 8-K

CERTIFICATIONS