Form 10-K
period 2003-06-30
MEREDITH CORP
filed 2003-09-18
CIK 65011

Click here for TABLE OF CONTENTS
Click here for HIGHLIGHTS

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
Title of class
Class B Stock, par value $1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes [X]     No [  ]

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2002, was $1,520,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2003
Common shares	40,260,568
Class B shares	9,922,168
Total common and class B shares	50,182,736

[This page intentionally left blank.]

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 10, 2003, are incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.  BUSINESS

GENERAL

Meredith Corporation, one of the nation's leading media and marketing companies, is engaged in magazine and book publishing, television broadcasting, integrated marketing, and interactive media. Virtually all of the Company's revenues are generated in and assets reside within the United States.

The Company was founded by Edwin Thomas Meredith in 1902 as an agricultural publisher and incorporated in Iowa in 1905. Meredith Corporation became public in 1946 and entered the television broadcasting business in 1948. It has been listed on the New York Stock Exchange since 1965 and currently has approximately 50 million shares of common and class B stock outstanding. The Company had 2,633 employees (including 124 part-time employees) at June 30, 2003.

The Company has two business segments: publishing and broadcasting. Financial information about industry segments can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 8, "Financial Statements and Supplementary Data" under Note 16. These segments had no material expenses for research and development during the past three fiscal years.

The publishing segment is focused on the home and family market. It consists of 17 magazine brands, including Better Homes and Gardens, Ladies' Home Journal, and American Baby, as well as approximately 170 special interest publications; book publishing with nearly 300 books in print; integrated marketing relationships with some of America's leading companies; a large consumer database; an extensive Internet presence, including 24 web sites and strategic alliances with leading Internet destinations; brand licensing relationships; and other related operations.

The broadcasting segment includes the operations of 11 network-affiliated television stations located across the continental United States. These stations consist of five CBS affiliates, four FOX affiliates, one NBC affiliate, and one UPN affiliate.

The Company's largest revenue source is magazine and television advertising. Television advertising is to some extent seasonal, traditionally generating higher revenues in the second and fourth fiscal quarters and during key political contests, major sporting events, etc.

Name recognition and the public image of the Company's trademarks (e.g., Better Homes and Gardens and Ladies'Home Journal) and television station call letters are vital to the success of ongoing operations and to the introduction of new business. The Company protects its interests by aggressively defending its trademarks and call letters.

Compliance with federal, state, and local provisions relating to the discharge of materials into the environment and to the protection of the environment has no material effect on capital expenditures, earnings, or the competitive position of the Company.

BUSINESS DEVELOPMENTS - FISCAL 2003

In December 2002, Meredith Corporation purchased American Baby magazine and related assets (American Baby Group) from Primedia Inc. for $117.6 million ($115.0 million plus certain costs). American Baby magazine, introduced in 1938, is published monthly and has a circulation of 2 million. Other American Baby Group properties acquired include Childbirth and First Year of Life magazines, three Hispanic titles and related marketing programs, the American Baby television program currently shown on The Discovery Channel® television network, web sites, custom publications, and other related programs. Operating results of the properties are included in Meredith's consolidated results from the date of acquisition.

DESCRIPTION OF BUSINESS

Publishing

Publishing represented 75 percent of the Company's consolidated revenues in fiscal 2003.

Magazines

Key advertising and circulation information for major subscription titles among the Company's 17 magazine brands follows:

Title	Description	Fiscal Year	Frequency	Year-end Rate Base	(1)	Ad Pages	(2)

Better Homes and Gardens	Home and women's service	2003	Monthly	7,600,000		2,025
		2002	Monthly	7,600,000		1,865

Ladies' Home Journal	Women's service	2003	Monthly	4,100,000		1,431
		2002	Monthly	4,100,000		1,210

American Baby	Parenting	2003	Monthly	2,000,000		354	(3)

Country Home	Home decorating	2003	10x/year	1,200,000		922
		2002	8x/year	1,100,000		790

Traditional Home	Home decorating	2003	8x/year	925,000		790
		2002	7x/year	825,000		716

Midwest Living	Travel and lifestyle	2003	6x/year	850,000		846
		2002	6x/year	815,000		690

MORE	Women's service (age 40+)	2003	10x/year	850,000		685
		2002	10x/year	700,000		561

WOOD	Projects and techniques	2003	7x/year	550,000		375
		2002	8x/year	550,000		335

Successful Farming	Farm information	2003	12x/year	442,000		614
		2002	12x/year	442,000		539

(1)

Rate base is the circulation guaranteed to advertisers. Actual circulation for most of the Company's titles is tracked by the Audit Bureau of Circulation, which issues periodic statements for audited magazines.

(2)	Ad pages are stated as reported to Publisher's Information Bureau or Agricom; if unreported, they are cited as calculated by the publisher using a similar methodology.

(3)	Ad pages for 7 issues published in fiscal 2003 from the acquisition date of December 2002.

Better Homes and Gardens magazine, the Company's flagship, accounts for a significant percentage of revenues and operating profit of the publishing segment and the Company. Meredith's other magazines brands not listed in the preceding table are Country Gardens; Renovation Style; Creative Home; Decorating; Do It Yourself; Garden, Deck & Landscape; Garden Shed; and American Patchwork & Quilting. Meredith also has a 50 percent interest in a monthly Australian edition of Better Homes and Gardens magazine.

The Company publishes a group of Special Interest Publications, primarily under the Better Homes and Gardens and Creative Collection banners, that are issued from one to six times a year and primarily sold on newsstands. Titles published quarterly or every other month include the aforementioned Creative Home; Decorating; Do It Yourself; Garden, Deck & Landscape; Garden Shed; and American Patchwork & Quilting as well as Beautiful New Homes, Bedroom & Bath, Home Planning Ideas, Kitchen and Bath Ideas, 100 Ideas series, Paint Decor, Quick & Easy Decorating, Remodeling Ideas, Scrapbooks etc., and Window & Wall Ideas. Approximately 170 issues were published in fiscal 2003.

Meredith Interactive Media has extended many of the Company's magazine brands to the Internet. The flagship home and family site - bhg.com - is a leader in providing unique content and applications in its core content areas of decorating, food, home improvement, and remodeling. The Company has established multi-year alliance agreements with two of the leading Internet providers, driving additional traffic to the Company's sites. These web sites are additional sources of advertising and other revenues; more importantly, they hold the potential for significant cost reductions through online magazine subscription orders.

Advertising

Years ended June 30	2003	2002	2001
(In thousands)
Advertising revenues	$383,131	$325,505	$352,482

Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith's larger magazines offer different regional and demographic editions that contain the same basic editorial material but allow advertisers to concentrate on specific markets or specific audiences. The Company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted forms). Most of the publishing segment's advertising revenues are derived from run-of-press display advertising. Meredith Corporate Solutions brings together all of the Company's resources to create multi-platform marketing programs that meet each client's unique advertising and promotional requirements.

Circulation

Years ended June 30	2003	2002	2001
(In thousands)
Circulation revenues	$259,141	$261,640	$257,410

Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the Internet, and other means are Meredith's largest source of circulation revenues, but single-copy sales are also important. All of the Company's subscription magazines except Successful Farming and American Baby are sold by single copy as well. Single-copy sales are distributed through magazine wholesalers, who have the right to receive credit from the Company for magazines that retailers return to them.

Other

Years ended June 30	2003	2002	2001
(In thousands)
Other revenues	$165,777	$146,106	$163,283

Other revenues are derived from book sales, integrated marketing, other custom publishing projects, ancillary products and services, and brand licensing agreements.

The Company publishes and markets nearly 300 consumer home and family service books. They are published under the Better Homes and Gardens trademark and under licensed trademarks such as Ortho® books and The Home Depot® books. Meredith also has a contract to produce three books based on the popular Trading Spaces® decorating show on The Learning Channel® cable network. The first of these books was released in March 2003, and the remaining two books were released in August 2003. Beginning in fiscal 2004, Meredith will publish a series of books based on the popular HGTV Home and Garden Television® network. The Company's books are sold through retail book and specialty stores, mass merchandisers, and other channels. During fiscal 2003, 69 new or revised titles were published, including the 12th edition of the Better Homes and Gardens New Cook Book.

Meredith Integrated Marketing, which offers integrated promotional strategies that combine all of the Company's custom capabilities, and Meredith's consumer database, which can make more than 75 million names available to magazine and television advertisers, are important because they provide revenue sources that are independent of advertising and circulation. Fiscal 2003 clients included Carnival Cruise Lines, DaimlerChrysler, Iams, and Hunter Douglas.

Production and Delivery

The major raw materials essential to the publishing segment are coated publication and book-grade papers. Meredith supplies all of the paper for its magazine production and most of the paper for its book production. Despite some increases in the third and fourth quarters, average paper prices were lower in fiscal 2003 than in fiscal 2002. The price of paper is driven by overall market conditions and is therefore difficult to predict, but management anticipates paper prices will rise as demand grows over the next year. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements.

Meredith has printing contracts with several major printers for all of its magazine titles. The Company's published books are manufactured by outside printers under contracts that are generally on a title-by-title basis.

Because of the large volume of magazine and subscription promotion mailings, the Company continually seeks the most economical and effective methods for mail delivery, including cost-saving measures such as pre-sorting and drop-shipping to central postal centers. The United States Postal Service raised rates effective June 29, 2002, resulting in a cost increase of nearly 10 percent. The Postmaster General has stated that no further rate increases will be requested until at least 2006. Meredith continues to work with others in the industry and through trade organizations to encourage the Postal Service to implement efficiencies and contain rate increases. The Company cannot, however, predict future changes in the Postal Service and postal rates or the impact they will have on its publishing business.

Paper, printing, and postage costs for the magazine and book operations accounted for approximately 40 percent of the publishing segment's fiscal 2003 operating expenses.

Fulfillment services for Meredith's magazine operations are provided by third parties. National newsstand distribution services are provided by another third party through a multi-year agreement.

Competition

Publishing is a highly competitive business. The Company's magazines, books, and related publishing products and services compete with other mass media, including the Internet, and many other types of leisure-time activities. Competition for readers is based principally on price, editorial content, marketing skills, and customer service. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics, advertiser results, and sales team effectiveness.

Gaining market share for newer magazines and specialty publications is extremely competitive. Competition is also intense for established titles. Better Homes and Gardens and Ladies' Home Journal, for example, must compete for readers and advertisers with other women's service magazines such as Family Circle®, Good Housekeeping®, Redbook®, and Woman's Day® magazines, which are published by other companies. According to the Publisher's Information Bureau, the combined fiscal 2003 advertising revenue market share of Better Homes and Gardens and Ladies' Home Journal magazines totaled approximately 43 percent of the women's service magazine market.

Broadcasting

Television broadcasting represented 25 percent of Meredith's consolidated revenues in fiscal 2003. Pertinent information about the Company's 11 television stations follows:
Station, Market	DMA National Rank (1)	Network Affiliation	Analog Channel	DTV Channel	Expiration Date of FCC License	Average Audience Share (2)	Full-power Commercial TV Stations in Market (3)

WGCL-TV	9	CBS	46	19	4-1-2005	6.7%	3 VHF
Atlanta, GA							7 UHF

KPHO-TV	15	CBS	5	17	10-1-2006	8.7%	10 VHF
Phoenix, AZ							6 UHF

KPTV	24	FOX	12	30	2-1-2007	8.3%	4 VHF
Portland, OR							5 UHF

KPDX-TV	24	UPN	49	48	2-1-2007	4.3%	4 VHF
Portland, OR							5 UHF

WFSB-TV	27	CBS	3	33	4-1-2007	15.3%	2 VHF
Hartford, CT							6 UHF
New Haven, CT

WSMV-TV	30	NBC	4	10	8-1-2005	14.3%	3 VHF
Nashville, TN							7 UHF

KCTV	31	CBS	5	24	2-1-2006	14.0%	3 VHF
Kansas City, MO							5 UHF

WHNS-TV	35	FOX	21	57	12-1-2004	6.0%	3 VHF
Greenville, SC							5 UHF
Spartanburg, SC
Asheville, NC

KVVU-TV	51	FOX	5	9	10-1-2006	7.0%	5 VHF
Las Vegas, NV							4 UHF

WNEM-TV	64	CBS	5	22	10-1-2005	17.0%	2 VHF
Flint, MI							3 UHF
Saginaw, MI
Bay City, MI

KFXO-CA	199	FOX	39	NA	2-1-2007	6.0%	1 UHF
Bend, OR

(1)	Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2003 - 2004 DMA ranking.

(2)

Average audience share represents the estimated percentage of households using television tuned to the station. The percentages shown reflect the average total day shares (9:00 a.m. to midnight) for the November 2002, February 2003, and May 2003 measurement periods.

(3)

The number of full-power commercial television stations reported is year 2002 data from Investing in Television Market Report 2003, Second Edition by BIA Financial Network, Inc., dated May 2003. VHF (very high frequency) stations transmit on analog channels 2 through 13; UHF (ultra high frequency) stations transmit on analog channels 14 to 69.

NA	Not applicable

Operations

Advertising is the principal source of revenues for the broadcasting segment. The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of in-market broadcasters, audience share, and audience demographics. The larger a station's share in any particular daypart, the more leverage a station has in setting advertising rates. As the market fluctuates with supply and demand, so does a station's rates. Most national advertising is sold by independent representative firms. The sales staff at each station generates local/regional advertising revenues.

Typically 25 to 35 percent of a market's television advertising revenues is generated by local news. The Company's stations have increased the number of hours of local news programming significantly over the last several years and are continually working to improve their news operations and ratings.

The national network affiliations of Meredith's 11 television stations influence advertising rates. Generally a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs. In some instances, the network compensates the local stations in accordance with the television station's network affiliation agreement. Conversely, affiliated stations make payments to the network for certain specified programming such as professional football. As a standard practice, the FOX and UPN networks make no cash payments to affiliates. The Company's FOX affiliates, however, pay the FOX network for additional advertising spots in prime-time programming.

In September 2002, Meredith moved the FOX affiliation in Portland from KPDX to KPTV. The Portland UPN affiliation was moved to KPDX under an affiliation agreement that expires in September 2004. Meredith's affiliation agreements for all FOX-affiliated stations expire in June 2007. The Company's five CBS affiliates have agreements that expire from November 2004 to April 2006. The Company's Nashville station has an affiliation agreement with NBC that expires in December 2006. While Meredith's relations with the networks historically have been good, the Company can make no assurances these relationships will continue in the same manner over time.

The costs of locally produced and purchased syndicated programming are significant. Syndicated programming costs are based largely on uncontrollable market factors, primarily demand from other stations in the market. The Company has been emphasizing its locally produced news and entertainment programming, not only to attract advertisers but also to gain greater control of content and costs. Recent changes in Federal Communication Commission (FCC) regulations (see "Regulation") may lead to increased ownership consolidation, which in turn could affect local market competition for syndicated programming and lead to higher costs.

In April 2000, Meredith and other broadcasters dedicated a portion of their digital spectrum to create a wireless infrastructure to deliver content to consumers. Meredith owns a minority position in this new venture, iBlast Networks, and will share in its revenues and operating results. iBlast is currently testing distribution using selected television stations in Los Angeles, San Francisco/San Jose, Washington, Baltimore, Atlanta, Phoenix, San Diego, and Seattle/Tacoma. No official announcement has been made as to the anticipated rollout schedule affecting other iBlast markets or member stations.

Competition

Meredith television stations compete directly for advertising dollars and programming in each of their markets with other television stations and cable television providers. Other mass media providers such as newspapers, radio, web sites, and direct broadcast satellite are also competitors. Advertisers compare market share, audience demographics, and advertising rates and take into account audience acceptance of a station's programming, whether local, network, or syndicated. Some competing services have the potential of providing improved signal reception and/or increased programming selection.

Regulation

Television broadcasting operations are subject to regulation by the FCC under the Communications Act of 1934 as amended (Communications Act). Under the Communications Act, the FCC grants station licenses and determines regulations and policies that affect the ownership, operations, programming, and employment practices of broadcast stations. Because the commission must approve all television licenses, compliance with FCC regulations is essential to the operation of this segment. Further, a broadcast license may not be assigned or transferred to another licensee without prior FCC approval.

Television broadcast licenses are granted for eight-year periods. A license must be renewed by the FCC if the station has served the public interest and is in substantial compliance with the provisions of the Communication Act and FCC regulations. Management believes the Company is in substantial compliance with all applicable provisions of the Communications Act and FCC regulations and knows of no reason why Meredith's television station licenses will not be renewed.

FCC regulations issued in June of 2003 would allow broadcast companies to own an unlimited number of television stations as long as the combined service areas of such stations do not include more than 45 percent of U.S. television households. The previous limit was 35 percent. As of June 30, 2003, the Company's household coverage was approximately 7.3 percent (per the FCC calculation method, which includes 50 percent of the market size for UHF stations owned). The June 2003 FCC regulations also eased restrictions on the number of television stations an entity can own in a local market. The change allows more duopolies (ownership of two stations in a local market) and permits triopolies (ownership of three stations) in some of the largest local markets. In September 2003, a federal appeals court issued an order staying the effective date of the FCC's June 2003 media ownership regulations pending completion of judicial review of the regulations. Legislation to repeal all or some of the new regulations is pending in Congress. The Company cannot predict when or how this matter will eventually be resolved.

The FCC also has various regulations governing the relationships between broadcasters and cable and satellite television providers. Among these regulations is a requirement that cable systems devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit television stations to elect between having a right to mandatory carriage on local cable systems, referred to as "must-carry rights," or a right to restrict or prevent cable systems from carrying the station's signal without the station's permission, referred to as "retransmission consent." Congress and the FCC have established and implemented similar market-specific requirements for mandatory carriage of local television stations by satellite television providers when those providers choose to provide any local signals.

The FCC regulations for the implementation of digital television (DTV) service were announced in April 1997. DTV permits broadcasters to transmit video images with a higher resolution than that of existing analog signals. For an eight-year transition period, the FCC assigned the operator of every full-power television station a second channel on which to provide separate DTV programming or to simulcast the analog programming while continuing analog broadcasts on the original channel. Stations were required to construct their DTV facilities and be on the air with a digital signal according to a schedule set in accordance with station type and market size.

All of the Company's television stations with the exception of KFXO, which is a low-power station and therefore not subject to these requirements, are currently transmitting digital signals on their assigned second channels. At the end of the transition period, each station will be required to return one of the two channels to the FCC and transmit exclusively in the digital format. The FCC expects to complete the transition to DTV by the end of 2006 or when 85 percent of viewers have a means to receive a digital signal, whichever is later. The FCC has announced it will review the progress of DTV every two years and adjust the 2006 target date if necessary.

The FCC has not yet issued final regulations governing some aspects of DTV operation. These include the obligation of cable television systems and other multichannel video providers to carry DTV signals and any additional public-interest obligations that may be imposed on broadcasters' use of DTV. FCC regulations require broadcasters transmitting subscription-based services over a DTV channel to pay the government a fee equal to 5 percent of gross revenues collected from such services.

The information given in this section is not intended to be inclusive of all regulatory provisions currently in effect. FCC regulations are subject to change, and any such changes could affect future operations and profitability of the Company's broadcasting segment, as could Congressional legislation or litigation. Management cannot predict what regulations or legislation may be adopted, nor can management estimate the effect any such changes would have on the Company's television broadcasting operations.

EXECUTIVE OFFICERS OF THE COMPANY

Below is a listing of the executive officers of the Company. Executive officers are elected to one-year terms of office each November and may be re-elected.

William T. Kerr
Chairman and Chief Executive Officer (1998 - present) and a director of the Company since 1994. Formerly: President and Chief Executive Officer (1997 - 1998); President and Chief Operating Officer (1994 - 1997); President - Magazine Group and Executive Vice President (1991 - 1994). Age 62.

Stephen M. Lacy
President - Publishing Group (2000 - present). Formerly: President - Interactive and Integrated Marketing Group (2000); Vice President - Chief Financial Officer (1998 - 2000). Age 49.

Jerome M. (Jerry) Kaplan
Executive Vice President - Publishing Group (2003 - present). Formerly: President - Magazine Group (2000 - 2003). Prior to being named an executive officer, Mr. Kaplan served as a Publishing Group vice president/ publishing director. His duties included direct responsibility for Better Homes and Gardens and Ladies' Home Journal magazines. Mr. Kaplan has announced his intention to retire in December 2003. Age 57.

John H. (Jack) Griffin, Jr.
President - Magazine Group (2003 - present). Prior to joining Meredith, Mr. Griffin had been President of Parade Publications, Inc. and Publisher of Parade magazine since 1999. Mr. Griffin spent five years with Meredith prior to joining Parade Publications. He served in a number of sales and marketing roles, including General Manager of Meredith Integrated Marketing and Meredith Custom Publishing, and Vice President of Marketing for the Meredith Broadcasting Group. Age 43.

Kevin P. O'Brien
President - Broadcasting Group (2001 - present). Prior to joining Meredith, Mr. O'Brien had worked for Cox Broadcasting for 15 years, most recently serving as executive vice president of the Cox Television Independent Group. In this capacity he supervised five Cox stations around the United States and also served as vice president and general manager of Cox's FOX affiliate in San Francisco. Age 60.

Suku V. Radia
Vice President - Chief Financial Officer (2000 - present). Prior to joining Meredith, Mr. Radia had served as managing partner of the Des Moines, Iowa office of KPMG LLP, a global professional services firm, since 1993. Age 52.

John S. Zieser
Vice President - Corporate and Employee Services/General Counsel and Secretary (2002 - present). Formerly: Vice President - General Counsel and Secretary (1999 - 2002). Prior to joining Meredith, Mr. Zieser had been group president of First Data Merchant Services Corporation, a division of First Data Corporation (FDC), a leading provider of transaction processing and information services. Mr. Zieser joined FDC in 1993 as legal counsel and was subsequently promoted to associate general counsel prior to his appointment to other senior management positions. Age 44.

ITEM 2.  PROPERTIES

Meredith is headquartered in Des Moines, Iowa. The Company owns buildings at 1716 and 1615 Locust Street and 1912 Grand Avenue and is the sole occupant of these buildings. These facilities are adequate for their intended use.

The publishing segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue in New York City. The New York facility is used primarily as an advertising sales office for all Meredith magazines and as headquarters for Ladies' Home Journal and MORE magazines and the American Baby Group properties. The publishing segment also maintains ad sales offices, which are leased, in Chicago, San Francisco, Los Angeles, Detroit and several other cities. These offices are adequate for their intended use.

The broadcasting segment operates from offices in the following locations: Atlanta, GA; Phoenix, AZ; Portland, OR; Hartford, CT; Nashville, TN; Kansas City, MO; Greenville, SC; Asheville, NC; Las Vegas, NV; Flint, MI; Saginaw, MI; and Bend, OR. All of these properties, except those noted below, are owned by the Company and are adequate for their intended use. The properties in Asheville, Flint and Bend are leased and are currently adequate for their intended use. Each of the broadcast stations also maintains an owned or leased transmitter site.

ITEM 3.  LEGAL PROCEEDINGS

There are various legal proceedings pending against the Company arising from the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of shareholders since the Company's last annual meeting held on November 11, 2002.

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

	High	Low	Dividends
Fiscal 2002
First Quarter	$36.99	$26.50	$0.085
Second Quarter	$36.60	$30.95	$0.085
Third Quarter	$42.74	$33.95	$0.090
Fourth Quarter	$45.00	$38.04	$0.090

	High	Low	Dividends
Fiscal 2003
First Quarter	$44.75	$33.42	$0.090
Second Quarter	$47.75	$40.11	$0.090
Third Quarter	$43.10	$36.91	$0.095
Fourth Quarter	$47.75	$37.92	$0.095

Stock of Meredith became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased its dividend in each of the last 10 years. It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2003, there were approximately 1,700 holders of record of the Company's common stock and 1,000 holders of record of class B stock.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the years 1999 through 2003 is contained under the heading "Eleven-Year Financial History with Selected Financial Data" on pages 66-69 and is derived from financial statements for those years which were audited by KPMG LLP, independent accountants. The information contained in the "Selected Financial Data" is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion presents the key factors that have affected the businesses of Meredith Corporation and its subsidiaries (Meredith/the Company) over the last three years. This commentary should be read in conjunction with the Company's consolidated financial statements and the 11-year financial history presented elsewhere in this Form 10-K. All per share amounts in this section refer to diluted earnings per share and are computed on an after-tax basis.

FORWARD - LOOKING STATEMENTS

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

Factors that could adversely affect future results include but are not limited to downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss of one or more major clients; changes in consumer reading, purchase, order, and/or television viewing patterns; unanticipated increases in paper, postage, printing, or syndicated programming costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. The Company reevaluates its estimates on an ongoing basis; results, however, may vary from these estimates.

The following are the accounting policies that management believes are most critical to the preparation of the Company's financial statements and require management's most difficult, subjective, or complex judgments. These and other significant accounting policies are explained in the first note to the Consolidated Financial Statements.

Goodwill and intangible assets
Meredith adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings and be tested for impairment at least annually. The impairment tests are based on a fair-value approach as described in SFAS No. 142. The estimated fair values of these assets are determined by developing discounted future cash flow analyses. Intangible assets with finite lives are amortized over their estimated useful lives; the carrying value is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Broadcast rights
Broadcast rights and the liabilities for future payments are recorded at cost when the programs become available for airing. Amortization of broadcast rights is recorded on an accelerated basis over the contract period. Broadcast rights are valued at the lower of unamortized cost or net realizable value. The determination of net realizable value is based on management's expectations of future net revenues and is therefore highly subjective. Future revenues can be affected by changes in the level of advertising demand, competition from other television stations or other media, changes in television programming ratings, changes in the planned usage of programming materials, and other factors. Changes such as these can lead to revised estimates of future net revenues and therefore result in the write-down of broadcast rights.

Revenue recognition
Revenues are recognized only when realized/realizable and earned. Revenues are recorded net of provisions for estimated future returns and other allowances. The recognition of revenues from both the newsstand sale of magazines and the sale of books requires significant assumptions regarding reserves for future returns. The Company bases its estimates on historical experience and current marketplace conditions. Reserves are adjusted continually on the basis of actual results. The Company has not experienced significant deviations between estimated and actual results.

Pension and postretirement expense
Pension and postretirement benefit expenses are actuarially determined and include assumptions regarding discount rates, expected returns on plan assets, and rates of increase in compensation and healthcare costs. Changes in assumptions would affect associated assets and/or liabilities as well as benefit expenses. Management monitors trends in the marketplace and relies on guidance from employee benefit specialists to arrive at reasonable estimates, reviews the estimates annually, and updates them as deemed necessary. Nevertheless, the estimates are highly subjective and may vary from actual results.

SIGNIFICANT EVENTS

Acquisitions, exchanges, and dispositions
In December 2002, Meredith purchased American Baby magazine and related assets (American Baby Group) from Primedia Inc. for $117.6 million ($115.0 million plus certain costs). American Baby magazine, introduced in 1938, is published monthly and has a circulation of 2 million. Other American Baby Group properties acquired include Childbirth and First Year of Life magazines, three Hispanic titles and related marketing programs, the American Baby television program currently shown on The Discovery Channel® television network, web sites, custom publications, and other related programs.

In June 2002, Meredith exchanged its Orlando and Ocala, FL, television stations for KPTV in Portland, OR. KPTV was a UPN affiliate at the time. The transaction with News Corporation and Fox Television Stations, Inc. created a Meredith duopoly in Portland, where the Company also owns KPDX-TV, a FOX affiliate at the time. A duopoly, defined as the ownership of two stations in a single market, offers increased efficiency while providing stronger outlets for advertisers and viewers. Also as part of the transaction, Meredith entered into new affiliation agreements for all of its FOX-affiliated stations and switched network affiliations between KPTV and KPDX-TV.

For financial reporting purposes, Meredith recorded the exchange as two simultaneous but separate events: the sale of the two Florida stations, for which a nonoperating gain was recognized, and the acquisition of the Portland station, which was accounted for as an asset purchase. The nonoperating gain on the sale of the Florida stations was $61.8 million ($37.9 million after tax), or 74 cents per share, based on the fair value of the assets acquired ($90.0 million) as determined by an independent appraisal. The fair value of $90.0 million was the purchase price of the Portland station.

The operations of the acquired properties have been included in the Company's consolidated operating results since their respective acquisition dates.

In June 2003, Meredith sold the stock of a wholly owned subsidiary that produced and sold calendars and books through annual programs. The revenues and operating profits of the subsidiary were not material to the publishing segment or the Company. The sale resulted in a loss of $2.2 million.

In May 2001, Meredith sold Golf for Women magazine to The Golf Digest Companies, a subsidiary of Advance Magazine Publishers, Inc., effective with the first issue of fiscal 2002. The sale resulted in a nonoperating gain of $21.5 million ($13.1 million after tax), or 26 cents per share. Meredith also sold the assets of American Park Network, but the resulting gain was not material.

Nonrecurring items
In response to a weakening economy and a widespread advertising downturn, management took steps in fiscal 2001 to reduce the number of Meredith employees, including a one-time, voluntary early retirement program. Other selective workforce reductions were achieved through attrition, realignments, and job eliminations. The Company also recorded certain asset write-downs. These costs were partially offset by the reversal of certain accruals no longer deemed necessary. In combination, the actions resulted in a fourth-quarter nonrecurring charge of $25.3 million ($15.4 million after tax), or 30 cents per share.

Expenses for retirement benefits, severance, and outplacement charges resulting from the employee reduction totaled $18.4 million. Approximately 200 positions were eliminated in fiscal 2001 and early fiscal 2002. More than 90 percent of these costs were paid by June 30, 2003. The remaining accrual balance represents early retirement benefit costs and will be paid over the next five fiscal years.

The charge for asset write-downs totaled $8.2 million. The charge included the write-off of $6.0 million in investments in Internet-related alliances after Meredith ended its business relationships with two small Internet companies. A review of the fair value of the Company's investments in those two businesses, which included examination of financial information they provided, resulted in the write-off. The remaining charges of $2.2 million consisted primarily of costs associated with discontinuing Family Money magazine, Mature Outlook magazine, the Shop Online 1-2-3 supplement, and the Better Homes and Gardens television show.

The reversal of certain accruals reduced the nonrecurring charge by $1.3 million. These reversals came primarily from satisfying certain contractual obligations for less than accrued amounts.

New accounting standards
Meredith adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be reviewed at least annually for impairment. The adoption of this standard substantially reduced Meredith's amortization expense related to intangible assets and goodwill. Amortization expense totaled $2.4 million in fiscal 2003 compared with $25.9 million in fiscal 2002 and $26.1 million in fiscal 2001. The majority of the amortization expense in fiscal 2003 resulted from the acquisition of the American Baby Group in December 2002. SFAS No. 142 does not permit the restatement of prior years' results.

The provisions of SFAS No. 142 that pertain to the impairment of goodwill and intangible assets not being amortized have superceded the impairment-related provisions in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, the impairment review was based generally on future undiscounted cash flows. Under SFAS No. 142, the impairment review must be based on a fair-value approach. The estimated fair values of these assets are determined by developing discounted future cash flow analyses.

SFAS No. 142 requires an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption and another review later in the same fiscal year. The Company's initial review resulted in transitional impairment losses of $139.9 million ($85.7 million after tax), or $1.68 per diluted share. The impairment losses reflect the write-down of FCC television licenses/network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The majority of the impaired assets related to the acquisition of television station WGCL-Atlanta in March 1999. The charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The subsequent annual review for impairment was performed as of May 31, 2003. No further adjustments were required as a result of that review.

USE OF NON - GAAP FINANCIAL MEASURES

Financial measures included in this Management's Discussion and Analysis of Financial condition and Results of Operations that are not in accordance with generally accepted accounting principles (GAAP) are referred to as non-GAAP financial measures. While management believes these measures contribute to an understanding of the Company's financial performance, they should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Management uses and presents non-GAAP financial measures, along with GAAP results, to evaluate and communicate the performance of the Company and its segments. Management believes the non-GAAP financial measures provide an additional analytic tool to understand the Company's results from core operations and underlying trends. Management believes that adjusted earnings calculations are helpful in making period-to-period comparisons because they eliminate the effect of certain accounting changes, as well as gains or losses on certain transactions.

Meredith's primary use of non-GAAP financial measures relates to adjustments for amortization no longer required under SFAS No. 142, exclusion of nonrecurring and nonoperating items, and references to earnings before interest, taxes, depreciation, and amortization (EBITDA) which also excludes nonoperating income (expense) and nonrecurring charges. Each section of this Management's Discussion and Analysis of Financial Condition and Results of Operations reporting non-GAAP financial measures includes reconciliations to the most directly comparable GAAP financial measures.

The adoption of SFAS No. 142 eliminated a significant amount of amortization related to intangible assets and goodwill. Because this elimination of amortization resulted from a change in accounting principle and did not reflect a change in the underlying performance of the business, management believes it is useful to present adjusted segment operating profit and adjusted earnings as if the amortization provisions of SFAS No. 142 had been effective in all periods presented. The adjusted earnings data do not reflect the after-tax impairment loss of $85.7 million that was recognized by the Company upon the adoption of SFAS No. 142 on July 1, 2002 and do not take into account impairment charges that may have been recorded had the Company adopted this statement at an earlier date. See "New accounting standards" for additional information about SFAS No. 142.

Net earnings over the last three fiscal years have included nonrecurring charges and nonoperating items such as gains or losses on the sale of various businesses. These items have had an impact on net earnings and are important to an understanding of the Company's performance within that time frame. Since, however, these items typically relate to changes in the makeup of Meredith's businesses or result from circumstances not expected to reoccur, management believes it is helpful to the understanding of the comparative performance of ongoing operations to present adjusted earnings excluding these items.

Meredith's management uses EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of the Company's broadcasting segment. EBITDA is a common alternative measure of performance in the broadcasting industry and is used by investors, financial analysts, and ratings agencies.

These groups use EBITDA and other measures to estimate the value of a business and to evaluate a company's ability to meet its debt service requirements. The calculation of EBITDA may vary between companies.

RESULTS OF OPERATIONS

CONSOLIDATED

Years ended June 30	2003	Change	2002	Change	2001
(In millions except per share)
Total revenues	$1,080.1	9%	$987.8	(5)%	$1,043.5
Costs and expenses	871.4	7%	816.4	(3)%	839.9
Depreciation and amortization	31.4	(41)%	53.6	4%	51.6
Nonrecurring items	--	--	--	(100)%	25.3
Total operating costs and expenses	902.8	4%	870.0	(5)%	916.8
Income from operations	$177.3	51%	$117.8	(7)%	$126.6
Nonoperating (expense) income	$(1.6)	NM	$63.8	197%	$21.5
Earnings before cumulative
effect of change in accounting
principle	$91.1	--	$91.4	28%	$71.3
Net earnings	$5.3	(94)%	$91.4	28%	$71.3
Diluted earnings per share
before cumulative effect of
change in accounting principle	$1.78	(1)%	$1.79	29%	$1.39
Diluted earnings per share	$0.10	(94)%	$1.79	29%	$1.39
NM - Not measurable

Revenues
Revenues increased 9 percent in fiscal 2003 after declining 5 percent in the prior fiscal year. Exclusive of the impact of the American Baby Group acquisition and adjusted for same-station broadcasting revenues, fiscal 2003 revenues increased 8 percent. Same-station comparisons include revenues of KPTV-Portland in all periods and exclude revenues of the two Florida stations traded for KPTV in June 2002. The increase in comparable revenues reflected higher advertising revenues, including $20.9 million of political revenues at the broadcasting stations (primarily in the first half of fiscal 2003), and increased book sales. These revenue increases were partially offset by slightly lower revenues from magazine circulation and integrated marketing operations.

The decline in fiscal 2002 revenues from the prior year largely reflected two factors: the absence of revenues from operations that were discontinued late in fiscal 2001 and soft economic conditions. On a comparable basis (excluding discontinued publishing operations) revenues declined 3 percent. The decline primarily reflected lower magazine and broadcasting advertising revenues. Advertising demand in both businesses had been weak in the months leading into fiscal 2002, and the situation was exacerbated by the terrorist attacks of September 2001. In addition, net political advertising revenues at the broadcasting stations declined $12.6 million due to the biennial nature of election campaigns. Advertising demand slowly rebounded in the second half of the fiscal year. Fourth quarter fiscal 2002 advertising revenues grew 4 percent following comparative declines in the first three quarters. Revenues from Meredith's integrated marketing operations also declined in fiscal 2002. These declines were partially offset by higher circulation revenues.

Operating costs
Operating costs and expenses increased 4 percent in fiscal 2003 following a 5 percent decline in fiscal 2002. Fiscal 2001 operating costs and expenses included $25.3 million in nonrecurring items (see "Nonrecurring items"). When those items are excluded from the comparisons, fiscal 2002 costs were down 2 percent from the prior year.

Fiscal 2003 production, distribution, and editorial costs increased 7 percent primarily due to the acquisition of the American Baby Group in December 2002. Excluding American Baby Group costs, the Company's production, distribution, and editorial costs increased 4 percent, reflecting higher volumes in publishing and higher postal rates. Higher volumes resulted from an increase in the number of advertising pages and books sold. Selling, general, and administrative expenses increased 6 percent in fiscal 2003. The increase was 3 percent, excluding American Baby Group costs, and primarily reflected higher performance-based incentive accruals. Depreciation and amortization expenses declined 41 percent in fiscal 2003 because of the significant amortization expense eliminated by the adoption of SFAS No. 142 (see "New accounting standards"). Excluding the impact of the new accounting standard, depreciation and amortization expenses increased 12 percent due to the amortization of intangibles resulting from the American Baby Group acquisition and higher depreciation expense primarily from investments in digital technology equipment at the broadcasting stations.

Fiscal 2002 production, distribution, and editorial costs decreased 6 percent, reflecting the absence of costs for discontinued titles included in the prior year, volume-related declines in manufacturing and paper costs, and lower paper prices. Partially offsetting these favorable variances were higher postal rates in publishing and higher amortization of broadcasting rights. Selling, general, and administrative expenses increased 1 percent in fiscal 2002 due to higher subscription acquisition costs, increased employee benefit costs, and higher unallocated corporate expenses. These expense increases were partially offset by lower costs attributable to the absence of discontinued titles. Depreciation and amortization expenses increased 4 percent in fiscal 2002.

The Company's workforce reduction program (part of the nonrecurring charge recorded in fiscal 2001) was expected to result in the reduction of certain costs in fiscal 2002. The anticipated savings were achieved but, as expected, were largely offset by other cost increases, primarily in employee benefits and postage. Companywide compensation costs, excluding benefits, decreased 2 percent in fiscal 2002. The average number of employees declined 6 percent from fiscal 2001.

Income from operations
Income from operations increased 51 percent in fiscal 2003, reflecting growth in revenues, the decline in amortization expense resulting from the adoption of SFAS No. 142, and improved operating margins. In fiscal 2002 income from operations declined 7 percent. Income from operations in fiscal 2001 included $25.3 million in nonrecurring charges. Excluding those charges, income from operations declined 22 percent in fiscal 2002. Fiscal 2002 results reflected the impact of weak advertising demand, especially following the September 2001 attacks.

Nonoperating (expense) income
Nonoperating expense totaled $1.6 million in fiscal 2003 and included a loss on the sale of a subsidiary ($2.2 million) and the write-off of an investment in a start-up technology company ($1.6 million). These charges were partially offset by a gain related to final post closing adjustments on the June 2002 exchange of two Florida television stations for KPTV-Portland ($1.3 million) and proceeds from life insurance policies ($0.9 million).

Fiscal 2002 nonoperating income totaled $63.8 million, consisting of a noncash gain from the disposition of two television stations ($61.8 million) and proceeds from the demutualization of an insurance company with which Meredith holds policies ($2.0 million).

Fiscal 2001 nonoperating income was $21.5 million and represented a gain from the sale of Golf for Women magazine.

Interest
Net interest expense was $27.2 million in fiscal 2003 compared with $32.6 million in fiscal 2002 and $31.9 million in fiscal 2001. Average long-term debt outstanding declined to $390 million in fiscal 2003 from $430 million in fiscal 2002 and $500 million in fiscal 2001. The favorable effect of declining debt outstanding was partially offset by higher interest rates. The Company's approximate weighted average interest rate was 7.0 percent in fiscal 2003, 6.8 percent in fiscal 2002, and 6.5 percent in 2001. The rate increases were a result of the April 2002 debt refinancing that converted $100 million in variable-rate debt to fixed-rate debt and the effect of interest rate swap contracts.

Fiscal 2002 interest expense also included a charge of $3.5 million due to the discontinuation of hedge accounting for a portion of Meredith's interest rate swap contracts. As a result of the April 2002 debt refinancing, the notional amount of interest rate swap contracts exceeded the variable-rate debt outstanding. Management determined it was probable the level of variable-rate debt would not increase to allow utilization of these swaps over the term of the swap contracts; related amounts in accumulated other comprehensive loss were therefore reclassified to earnings.

Income taxes
The Company's effective tax rate was 38.7 percent in each of the past three fiscal years.

Earnings and earnings per share
Net earnings were $5.3 million ($0.10 per share) in fiscal 2003 and included a charge of $85.7 million ($1.68 per share) for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142. Earnings before the cumulative effect of a change in accounting principle were $91.1 million ($1.78 per share) compared with net earnings of $91.4 million ($1.79 per share) in fiscal 2002 and $71.3 million ($1.39 per share) in fiscal 2001. The slight decrease in earnings before the cumulative effect of a change in accounting principle in fiscal 2003 reflected the absence of the prior year's nonoperating gain on the swap of two Florida television stations for KPTV-Portland. That absence was largely offset by improved results from the publishing and broadcasting businesses and a significant decline in amortization expense from the adoption of SFAS No. 142. The 28 percent net earnings increase reported in fiscal 2002 was largely attributable to the significant nonoperating gain recorded in that year; operating profits were down for both publishing and broadcasting.

Supplemental disclosure of consolidated net earnings and earnings per share
The following supplemental disclosure reconciles earnings and diluted earnings per share before the cumulative effect of a change in accounting principle to adjusted earnings and earnings per share by identifying the after-tax effect of the special items. This presentation is not in accordance with GAAP and should not be considered in isolation or as a substitute for the historical analysis previously provided. See "Use of non-GAAP Financial Measures" for a discussion of management's rationale for the use of such measures.

Years ended June 30	2003	2002	2001
(In millions)
Earnings before cumulative effect
of change in accounting principle
As reported	$91.1	$91.4	$71.3
Special items, net of taxes
SFAS No. 142 amortization	--	15.7	15.9
Nonrecurring charges	--	--	15.4
Nonoperating expense (income)	0.9	(39.1)	(13.1)
Loss on discontinued interest rate hedge	--	2.1	--
As adjusted	$92.0	$70.1	$89.5

Years ended June 30	2003	2002	2001
Diluted earnings per share before cumulative
effect of change in accounting principle
As reported	$1.78	$1.79	$1.39
Special items, net of taxes
SFAS No. 142 amortization	--	0.31	0.31
Nonrecurring charges	--	--	0.30
Nonoperating expense (income)	0.02	(0.76)	(0.26)
Loss on discontinued interest rate hedge	--	0.04	--
As adjusted	$1.80	$1.38	$1.74

SEGMENT INFORMATION

The following analysis of segment results includes the presentation of adjusted segment operating profit. Adjusted segment operating profit is defined as segment operating profit plus amortization expense that would not have been recorded had the amortization provisions of SFAS No. 142 been in effect. This presentation is not in accordance with GAAP and should not be considered in isolation or as a substitute for the GAAP operating profit analysis. See "Use of non-GAAP Financial Measures" for a discussion of management's rationale for the use of such measures.

Publishing

The following table presents operating results for the Company's publishing segment, which includes magazine and book publishing, integrated marketing, interactive media, brand licensing, and other related operations.

Years ended June 30	2003	Change	2002	Change	2001
(In millions)
Revenues
Advertising	$383.1	18%	$325.5	(8)%	$352.5
Circulation	259.1	(1)%	261.6	2%	257.4
Other	165.8	14%	146.1	(11)%	163.3
Total revenues	$808.0	10%	$733.2	(5)%	$773.2
Operating profit[1]	$139.3	19%	$117.0	(12)%	$132.8
Adjusted operating profit [1,2]	$139.3	17%	$119.3	(12)%	$135.1
1.					Operating profit is reported before nonrecurring charges of $15.1 million in fiscal 2001.
2.	Adjusted operating profit assumes the amortization provisions of SFAS No. 142 were effective July 1, 2000. See "Reconciliations of Non-GAAP Financial Measures" on page 27.

Revenues
 Publishing revenues increased 10 percent in fiscal 2003 due to strong growth in advertising and book revenues and the acquisition of the American Baby Group. Excluding the American Baby Group, revenues increased 6 percent. Publishing revenues declined 5 percent in fiscal 2002, reflecting weak advertising demand and the absence of revenues from discontinued operations. Adjusted for operations discontinued in fiscal 2001, revenues declined 2 percent in fiscal 2002. Discontinued operations included Golf for Women, Family Money, and Mature Outlook magazines and the California Tourism and American Park Network publications. To enhance comparability, the following discussion excludes revenue from the American Baby Group and the discontinued titles.

Comparable publishing advertising revenues increased 11 percent in fiscal 2003 following a 3 percent decline in fiscal 2002. The September 11, 2001 terrorist attacks and the resulting economic slowdown negatively affected advertising demand in fiscal 2002. The impact of the attacks and the slow recovery that followed was evident in quarterly results. All first quarter fiscal 2002 issues were closed prior to September 11, and comparable advertising revenues were up 2 percent for that quarter. They were down 13 percent in the second quarter, down 6 percent in the third, and up 5 percent in the fourth quarter. Improvement continued in fiscal 2003 with the year-over-year growth increasing in each quarter compared to the prior quarter.

The fiscal 2002 decline in advertising demand was widespread, affecting most categories of advertising and most of the Company's titles. Management took steps to build market share during these difficult times, which contributed to the recovery in revenues in the second half of fiscal 2002 and in fiscal 2003. These steps included initiatives designed to capture a greater share of advertisers' budgets, specific market share incentives for sellers, and a trade industry promotional program. These efforts achieved notable market share gains. The combined advertising revenue market share of Better Homes and Gardens and Ladies' Home Journal in the women's service field was over 43 percent in fiscal 2003 and has increased in each of the last two fiscal years. Country Home and Traditional Home magazines also increased advertising revenue share with respect to competing titles in fiscal 2002 and fiscal 2003.

Comparable magazine circulation revenues decreased 2 percent in fiscal 2003 following a 5 percent increase in fiscal 2002. Fiscal 2003 subscription revenues were affected by a slight decline in average revenue per copy for several titles due to an increase in the term of direct mail offers. Fiscal 2003 newsstand revenues increased from the prior year despite industrywide weakness in the second half of the fiscal year. The industry downturn coincided with the U.S. involvement in the conflict in Iraq. The growth in fiscal 2002 circulation revenues came primarily from increased newsstand sales of many titles, including Better Homes and Gardens Special Interest Publications, Creative Collection titles, and Ladies' Home Journal magazine. Subscription revenues increased in fiscal 2002 due to higher sales of newer titles such as MORE magazine and higher average prices for several titles. The fiscal 2002 circulation revenue increase included a favorable adjustment to an accrual for retailer allowances resulting from the final settlement of a discontinued program. Excluding that adjustment, comparable circulation revenues increased 4 percent in fiscal 2002.

Other publishing revenues increased 7 percent in fiscal 2003 on a comparable basis. This growth followed a 9 percent decline in fiscal 2002. Fiscal 2003's growth was primarily the result of an increase in the volume of book sales. Book revenues increased 27 percent largely due to the fall 2002 release of the 12th edition of the Better Homes and Gardens New Cook Book and the spring 2003 release of a book based on The Learning Channel® cable network's popular Trading Spaces® decorating show. Fiscal 2002 revenues from book sales declined 2 percent in part because of weak consumer demand following the September 11 attacks. A more significant factor in the decline in other publishing revenues in fiscal 2002 was lower sales volume in integrated marketing. In fiscal 2002 and, to a lesser extent, fiscal 2003, new integrated marketing business was insufficient to offset programs reduced or eliminated by existing clients. Integrated marketing new business sales improved significantly in fiscal 2003, but, due to long lead times, revenues from most new programs will not be recorded until fiscal 2004.

Operating costs
 Costs increased 9 percent in fiscal 2003 after declining 4 percent in fiscal 2002. Excluding costs of the newly acquired American Baby Group in fiscal 2003 and amortization expense no longer required under SFAS No. 142 in fiscal 2002, costs increased 4 percent in fiscal 2003. The increase in comparable costs reflected higher sales volume in advertising pages and books, higher postal rates, and higher payroll and employee benefit costs. Partially offsetting these increases were lower sales volume from integrated marketing, lower paper prices, and lower magazine subscription acquisition costs. The fiscal 2002 decline reflected the absence of costs for discontinued titles, management's cost control initiatives, lower paper prices, and a smaller investment in interactive media operations. Partially offsetting these declines were higher postal rates and higher costs for employee benefits.

Paper, printing, and postage costs of the magazine and book operations account for approximately 40 percent of the publishing segment's operating costs. As a result of weaker market demand for paper and newly negotiated vendor relationships, the Company's average paper prices declined approximately 11 percent in fiscal 2002. Average paper prices remained steady early in fiscal 2003 and began to increase in the second half of the fiscal year. Because of the timing of the price changes, average paper prices were down approximately 8 percent in fiscal 2003. Paper prices are driven by overall market conditions and are difficult to predict, but management anticipates they will increase as paper demand grows during the next fiscal year.

Postal rates for periodicals rose 10 percent in June 2002 following increases of almost 3 percent in July 2001 and nearly 10 percent in January 2001. The Postmaster General has stated that no further rate increases will be requested until at least 2006. Meredith continues to work with others in the industry and through trade organizations to encourage the Postal Service to implement efficiencies and contain rates.

Operating profit and adjusted operating profit
 Publishing operating profit increased 19 percent in fiscal 2003 following a 12 percent decline in fiscal 2002. The adoption of SFAS No. 142 effective July 1, 2002 eliminated much of the publishing segment's amortization expense for intangible assets and goodwill. Adjusted operating profit (stated as if the amortization provisions of SFAS No. 142 had been effective July 1, 2000) increased 17 percent in fiscal 2003. Major contributors were higher advertising revenues, increased book sales and operating profits, and lower paper prices. They were partially offset by higher postal rates and increased employee costs. The decline in fiscal 2002 adjusted operating profit was primarily a result of lower advertising revenues and lower integrated marketing sales. The revenue decline was partially offset by lower operating costs.

Broadcasting

The following table presents operating results for the Company's broadcasting segment, which consists of network-affiliated television stations, including their interactive media operations.

Years ended June 30	2003	Change	2002	Change	2001
(In millions)
Revenues
Advertising	$265.5	7%	$247.2	(6)%	$263.3
Other	6.6	(11)%	7.4	6%	7.0
Total revenues	$272.1	7%	$254.6	(6)%	$270.3
Operating profit[1]	$63.9	216%	$20.2	(42)%	$34.7
Adjusted operating profit [1,2]	$63.9	47%	$43.6	(25)%	$58.3
1.					Operating profit is reported before nonrecurring charges of $8.1 million in fiscal 2001.
2.	Adjusted operating profit assumes the amortization provisions of SFAS No. 142 were effective July 1, 2000. See "Reconciliations of Non-GAAP Financial Measures" on page 27.

Revenues
 Broadcasting revenues increased 7 percent in fiscal 2003 following a 6 percent decline in fiscal 2002. On June 17, 2002, Meredith exchanged its Orlando and Ocala, FL television stations for KPTV in Portland, OR. The exchange negatively affected revenues in fiscal 2003, but did not have a material effect on operating profits because of cost savings associated with the duopoly in Portland. On a same-station basis, revenues increased 15 percent in fiscal 2003. Same-station comparisons include revenues of KPTV-Portland and exclude revenues of the two Florida stations in all periods.

One factor in the revenue changes over the three-year period was the impact of political advertising revenues associated with biennial election campaigns. Net political revenues totaled $20.9 million in fiscal 2003 compared with $1.6 million in fiscal 2002 and $14.3 million in fiscal 2001. Political revenues displace a certain amount of nonpolitical advertising revenues and therefore are not entirely incremental.

Excluding political advertising, same-station broadcasting revenues increased 7 percent in fiscal 2003 after being down 1 percent in fiscal 2002. To build station revenues, management changes were implemented, programming procurement procedures were improved, newscasts were revamped, and sales practices were modified. These initiatives contributed to ratings increases and revenue growth that exceeded industry averages.

Fiscal 2002 revenues were affected not only by the absence of political revenues but also by an industrywide weakness in the demand for television advertising. Demand had begun to weaken in fiscal 2001, and the terrorist attacks had an immediate worsening effect. Meredith's September 2001 advertising revenues, which had been pacing even with the prior fiscal year's, ended the month down 20 percent. Part of the decline resulted from the uninterrupted news coverage the Company's stations provided for several days following September 11 and the postponement of the following weekend's sporting events. The balance was caused by the dramatic slowdown in advertising following the attacks. Broadcasting revenues were down an average of 13 percent in the first and second quarters of fiscal 2002, rebounded to flat in the third, and rose 4 percent in the fourth quarter.

Operating costs
Operating costs declined 11 percent in fiscal 2003 following a slight decline in fiscal 2002. The elimination of amortization expense for intangible assets and goodwill, effective with the adoption of SFAS No. 142 on July 1, 2002, was the primary reason for the decline in operating costs in fiscal 2003. When fiscal 2002 costs are adjusted to exclude such amortization, operating costs were down 1 percent in fiscal 2003. Also affecting the cost comparisons were charges for the write-down of broadcast rights to net realizable value of $2.4 million in fiscal 2003, $3.7 million in fiscal 2002, and $9.9 million in fiscal 2001. Excluding the broadcast rights write-downs, operating costs were down slightly in fiscal 2003 following a 3 percent increase in fiscal 2002. The cost increase in fiscal 2002 reflected higher amortization of broadcasting rights and increased employee compensation costs.

Operating profit and adjusted operating profit
 Including the effect of no longer amortizing most intangible assets and goodwill, broadcasting operating profit increased 216 percent in fiscal 2003. If the amortization provisions of SFAS No. 142 had also been in effect in fiscal 2001 and 2002, adjusted operating profit would have increased 47 percent in fiscal 2003 following a 25 percent decline in fiscal 2002. Most of the fluctuation in adjusted operating profit is attributable to changes in advertising revenues.

Supplemental disclosure of broadcasting EBITDA
 Meredith's broadcasting EBITDA is defined as broadcasting segment operating profit plus depreciation and amortization expense. EBITDA is not a GAAP financial measure and should not be considered in isolation or as a substitute for GAAP financial measures. See discussion of management's rationale for the use of EBITDA in "Use of non-GAAP Financial Measures." Broadcasting EBITDA was as follows:

Years ended June 30	2003	Change	2002	Change	2001
(In millions)
EBITDA[1]	$80.6	35%	$59.8	(20)%	$74.7
1.	See "Reconciliations of Non-GAAP Financial Measures" on page 27.

The EBITDA margin, or EBITDA as a percentage of segment revenues, was 29.6 percent in fiscal 2003, 23.5 percent in fiscal 2002, and 27.6 percent in fiscal 2001. The fourth quarter of fiscal 2003 represented the fifth consecutive quarter of year-over-year improvement in this ratio.

Unallocated Corporate Expenses
Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups.

Years ended June 30	2003	Change	2002	Change	2001
(In millions)
Unallocated corporate expense	$25.8	33%	$19.4	24%	$15.6

Unallocated corporate expenses increased 33 percent in fiscal 2003 following a 24 percent increase in fiscal 2002. The increase in fiscal 2003 reflected higher performance-based incentive accruals, higher employee benefit expenses and increased costs for professional services such as insurance and auditing fees. The fiscal 2002 increase came primarily from higher consulting and pension expenses as well as costs to terminate an outsourcing contract. The increase in consulting expenses stemmed from a review of vendor relationships and an analysis of opportunities for process improvements. The increase in pension expense resulted from lower than expected returns on plan assets. Pension expense calculations use numerous assumptions. If actual results differ from these assumptions, expense in future periods may increase or decrease. The outsourcing contract termination has resulted in lower costs going forward.

Reconciliations of Non - GAAP Financial Measures

The following tables provide reconciliations among segment operating profit, adjusted segment operating profit, and broadcasting segment EBITDA (a measure of segment earnings before depreciation and amortization). Broadcasting EBITDA margin is defined as segment EBITDA divided by segment revenues.

Publishing
(In millions)
Years ended June 30	2003	2002	2001
Segment operating profit	$139.3	$117.0	$132.8
Amortization eliminated if SFAS No. 142 effective 7/1/2000	--	2.3	2.3
Adjusted segment operating profit	$139.3	$119.3	$135.1

Broadcasting
(In millions)
Years ended June 30	2003	2002	2001
Segment revenues	$272.1	$254.6	$270.3
Segment operating profit	$63.9	$20.2	$34.7
Amortization eliminated if SFAS No. 142 effective 7/1/2000	--	23.4	23.6
Adjusted segment operating profit	63.9	43.6	58.3
Other depreciation and amortization	16.7	16.2	16.4
Segment EBITDA	$80.6	$59.8	$74.7
Segment EBITDA margin	29.6%	23.5%	27.6%

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30	2003	Change	2002	Change	2001
(In millions)
Net earnings	$5.3	(94)%	$91.4	28%	$71.3
Cash flows from operations	$172.4	26%	$136.8	-- %	$137.1
Cash flows from investing	$(140.9)	(598)%	$(20.2)	46%	$(37.6)
Cash flows from financing	$(37.4)	70%	$(124.6)	(45)%	$(86.1)
Net cash flows	$(5.9)	26%	$(8.0)	NM	$13.4
NM - Not measurable

Meredith's primary source of funds for operations is cash generated by operating activities. Debt financing is typically used for acquisitions. The Company's core businesses-magazine and book publishing and television broadcasting-have been strong cash generators. Despite the introduction of many new technologies such as the Internet and cable and satellite television, management believes these businesses will continue to have strong market appeal for the foreseeable future. As with any business, operating results and cash flows are subject to changes in demand for the Company's products. Changes in the level of demand for magazine and television advertising and/or other products can have a significant effect on cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt, and management believes the Company will continue to do so. Management therefore expects that cash on hand, internally generated cash flow, and borrowings from credit agreements will provide funds for any additional operating and recurring cash needs (e.g., working capital, capital expenditures, and cash dividends) into the foreseeable future.

Cash and cash equivalents decreased $5.9 million in fiscal 2003; they decreased $8.0 million in fiscal 2002. Major factors affecting the change in cash usage included a 26 percent increase in cash provided by operations, the acquisition of the American Baby Group, and the effect of that acquisition on the change in net debt outstanding during the period.

Fiscal 2003 cash provided by operating activities grew to $172.4 million from $136.8 million in the prior fiscal year, reflecting an increase in earnings excluding the fiscal 2003 noncash charge for a change in accounting principle and the fiscal 2002 noncash gain from the television station swap for KPTV. Also contributing to the increase in cash provided by operating activities were favorable changes in deferred income taxes and unearned subscription revenues partially offset by an increase in accounts receivable.

The December 2002 acquisition of the American Baby Group for $117.6 million was financed with $100.0 million in debt from existing credit facilities and cash on hand. Debt outstanding decreased $10.0 million in fiscal 2003 in spite of the debt incurred for the acquisition. The Company reported an $85.0 million net decrease in debt outstanding during the previous fiscal year.

Tax deductible contributions to qualified pension plans totaled $12.0 million in fiscal 2003 compared with $5.7 million in fiscal 2002. Though not required to do so, the Company expects to contribute approximately $9.0 million to these plans in fiscal 2004.

Long-term debt
At June 30, 2003, long-term debt outstanding totaled $375.0 million. It consisted of $75.0 million under an asset-backed commercial paper facility and $300.0 million in fixed-rate unsecured senior notes.

In April 2002, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2003, $133.1 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by Bank One, N.A. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate (4.00 percent at June 30, 2003) from Meredith Funding Corporation.

The revolving agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility has a capacity of up to $100 million and renews annually in April. Meredith has the ability and the intent to renew the facility each year. Hence, the principal is reflected as due on April 9, 2007, the facility termination date. The interest rate changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 1.54 percent in June 2003.

The fixed-rate unsecured senior notes are in amounts of $50 million and $75 million and are due from March 1, 2005 to April 1, 2008. Interest rates range from 6.39 percent to 6.65 percent.

Meredith has a revolving credit facility of $150 million that expires on April 5, 2007. At June 30, 2003, borrowings made under the revolving credit facility were subject to an interest rate of 1.85%. This rate is variable based on LIBOR and the Company's leverage ratio. No amount was borrowed under this facility at June 30, 2003.

All of the Company's debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at June 30, 2003 follows:

	Required at June 30, 2003	Actual at June 30, 2003

Ratio of debt to EBITDA[1]	Less than 3.5	1.8
Ratio of EBITDA[1] to interest expense	Greater than 3.0	7.2
Ratio of EBIT[2] to interest expense	Greater than 2.5	6.1
Consolidated shareholders' equity[3]	Greater than $411.6 million	$586.5 million
  EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
  EBIT is earnings before interest and taxes as defined in the debt agreements.
  Consolidated shareholders' equity is adjusted for special items as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2003 and expects to remain so in the future.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. These contracts effectively fix the base interest rate on a substantial portion of the variable-rate credit facilities, but the applicable margins vary based on the Company's debt-to-EBITDA ratio. The swap contracts expire in June 2004. The average notional amount of indebtedness outstanding under the contracts was $166 million in fiscal 2003 and will be $132 million in fiscal 2004. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. The weighted average interest rate on debt outstanding at June 30, 2003, including the effect of hedged interest rate swap contracts, was approximately 6.5 percent.

As a result of the debt refinancing completed in April 2002 and subsequent debt repayments, Meredith had swap contracts that no longer met the qualifications for hedge accounting. These swap contracts were deemed to be ineffective and dedesignated as hedge contracts. Before the dedesignations, expense related to fair market value adjustments on the swap contracts had been recorded in other comprehensive income (loss). Upon the dedesignations, the loss was required to be amortized into earnings over the life of the swap contracts. Interest expense of $1.3 million was recorded in fiscal 2002 for such amortization and changes in fair market value. Subsequent to the dedesignations, management determined that it was probable the level of variable-rate debt would not increase to allow use of the dedesignated swaps over the term of the swap contracts. Therefore, $3.5 million remaining in accumulated other comprehensive loss related to the dedesignated swap contracts was reclassified as interest expense in the fourth quarter of fiscal 2002. Changes in the fair market value of the dedesignated swap contracts resulted in a $0.9 million reduction of interest expense in fiscal 2003.

Contractual obligations
The following table presents the long-term debt maturities, required payments under contractual agreements for broadcast rights and other purchase obligations, and future minimum lease payments under noncancelable leases as of June 30, 2003:
		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
(In millions)
Long-term debt	$ 375.0	$ --	$ 200.0	$ 175.0	$ --
Broadcast rights	100.4	37.3	47.6	11.9	3.6
Operating leases	62.0	8.9	17.0	14.0	22.1
Purchase obligations	29.9	13.4	13.9	2.5	0.1
Total contractual cash obligations	$ 567.3	$ 59.6	$ 278.5	$ 203.4	$ 25.8

Funds for meeting contractual cash obligations are expected to come from cash generated by future operating activities. Debt agreements may be renewed or refinanced if the Company determines it is advantageous to do so. Contractual obligations for broadcast rights shown in the preceding table include $55.8 million for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2003. Meredith also has commitments in the form of standby letters of credit and other guarantees totaling $1.6 million. Approximately half of the commitments expire within one year; the rest of them are long-term.

Share repurchase program
Meredith has maintained a program of Company share repurchases for more than ten years. In fiscal 2003, the Company spent $31.5 million to repurchase an aggregate of 761,000 shares of Meredith Corporation common stock at market prices. The Company spent $30.2 million to repurchase an aggregate of 877,000 shares in fiscal 2002. Meredith has spent more than $100 million on Company share repurchases over the past three fiscal years and, subject to market conditions, expects to repurchase additional shares from time to time in the foreseeable future. As of July 31, 2003, approximately 820,000 shares were authorized for repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting.

Dividends
Meredith has paid quarterly dividends continuously since 1947. In February 2003, the Board of Directors increased the quarterly dividend 6 percent, or one-half cent per share, to 9.5 cents per share effective with the dividend payable on March 14, 2003. Given the current number of shares outstanding, this increase will result in additional dividend payments of approximately $1 million annually. Dividends paid in fiscal 2003 were $18.4 million, or 37 cents per share, compared with $17.3 million, or 35 cents per share, in fiscal 2002.

Capital expenditures
Expenditures for property, plant, and equipment were $26.6 million in fiscal 2003 compared with $23.4 million in fiscal 2002. The increase reflected higher spending for equipment and remodeling associated with the consolidation of the Portland duopoly and for the initial transition to digital technology at five television stations. The Company has no material commitments for capital expenditures. Funds for capital expenditures are expected to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

Outlook for fiscal 2004
First quarter publishing advertising revenues are running up in the mid-teens on a percentage basis. Excluding the American Baby Group, they are running up in the mid-single digits. Broadcasting advertising bookings are currently pacing up in the mid-single digits on a percentage basis from the prior first quarter total. Broadcasting pacing data are as of a moment in time and subject to change.

Fiscal 2003 results included $20.9 million in net political advertising revenues, of which $6.3 million were recorded in the first quarter and $14.1 million were recorded in the second quarter. This will create challenging comparisons, especially in the second quarter of fiscal 2004.

For the first quarter and the twelve months of fiscal 2004, management believes low double-digit earnings per share growth is realistic. In the first quarter of fiscal 2003, the Company reported earnings per share of $0.32 before the cumulative effect of a change in accounting principle related to SFAS No. 142.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. All of the Company's financial instruments subject to market risk are held for purposes other than trading.

Long-term debt
At June 30, 2003, Meredith had outstanding $75 million in variable-rate long-term debt and $300 million in fixed-rate long-term debt. There are no material earnings or liquidity risks associated with the Company's variable-rate debt because of interest rate swap contracts that reduce exposure to interest rate fluctuations by effectively converting variable-rate debt to fixed-rate debt. The fair market value of the variable-rate debt approximates the carrying amount. There also are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $329.2 million from $325.7 million at June 30, 2003.

Interest rate swap contracts
 Meredith has an interest rate swap contract outstanding that is designated as a cash flow hedge and effectively converts a portion of the Company's variable-rate debt to fixed-rate debt. There are no earnings or liquidity risks associated with this swap contract. The fair market value of the interest rate swap contract is the estimated amount (based on discounted cash flows) the Company would pay or receive to terminate the swap contract. A 10 percent decrease in interest rates would have had no material effect on the $1.7 million cost to terminate the swap contract at June 30, 2003.

As a result of the April 2002 debt refinancing, Meredith also has interest rate swap contracts outstanding that are no longer designated as hedges against variable-rate debt obligations. While there is no liquidity risk associated with these swap contracts, changes in interest rates expose the Company to earnings risk because all changes in the fair market value of the swap contracts are recorded in interest expense. At June 30, 2003, a 10 percent decrease in interest rates would have increased the cost to terminate these swap contracts to $4.1 million from $3.9 million.

Broadcast rights payable
 The Company enters into broadcast rights contracts for its television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair market values are determined using discounted cash flows. At June 30, 2003, a 10 percent decrease in interest rates would have resulted in a $1.0 million increase in the fair market value of the available and unavailable broadcast rights payable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2003. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule (as listed in Part IV, Item 15 (a) 2 herein). These consolidated financial statements and financial statement schedule are the responsibility of company management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on July 1, 2002.

/s/ KPMG LLP

KPMG LLP
Des Moines, Iowa
July 31, 2003

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

At Meredith, we have always placed a high priority on good corporate governance. We endorse the recent improvements in this area.

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
 Meredith Corporation and Subsidiaries

Assets	June 30	2003	2002
	(In thousands)
	Current assets
	Cash and cash equivalents	$22,294	$28,225
	Accounts receivable
(net of allowances of $13,822 in 2003 and $15,138 in 2002)		144,717	128,204
	Inventories	27,148	32,921
	Current portion of subscription acquisition costs	46,050	43,549
	Current portion of broadcast rights	15,366	19,223
	Other current assets	12,854	20,089
	Total current assets	268,429	272,211
	Property, plant and equipment
	Land	19,488	21,116
	Buildings and improvements	108,740	110,484
	Machinery and equipment	239,421	222,542
	Leasehold improvements	8,735	8,722
	Construction in progress	4,413	12,556
	Total property, plant and equipment	380,797	375,420
	Less accumulated depreciation	(179,313)	(164,170)
	Net property, plant and equipment	201,484	211,250
	Subscription acquisition costs	33,464	31,473
	Broadcast rights	9,252	13,876
	Other assets	49,038	37,837
	Intangibles, net	683,223	672,969
	Goodwill	191,831	220,648
	Total assets	$1,436,721	$1,460,264

	See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets (continued)
Meredith Corporation and Subsidiaries

Liabilities and Shareholders' Equity	June 30	2003	2002
	(In thousands except share data)
	Current liabilities
	Current portion of long-term broadcast rights payable	$23,060	$19,425
	Accounts payable	38,907	42,749
	Accrued expenses
	Compensation and benefits	45,018	35,529
	Distribution expenses	21,139	21,694
	Other taxes and expenses	30,448	46,361
	Total accrued expenses	96,605	103,584
	Current portion of unearned subscription revenues	138,627	141,648
	Total current liabilities	297,199	307,406
	Long-term debt	375,000	385,000
	Long-term broadcast rights payable	21,514	24,906
	Unearned subscription revenues	122,275	91,270
	Deferred income taxes	71,979	92,351
	Other noncurrent liabilities	47,989	51,614
	Total liabilities	935,956	952,547
	Shareholders' equity
	Series preferred stock, par value $1 per share
	Authorized 5,000,000 shares; none issued	--	--
	Common stock, par value $1 per share
	Authorized 80,000,000 shares; issued and outstanding 40,180,529 shares in 2003 (excluding 28,788,285 shares held in treasury) and 39,256,126 shares in 2002 (excluding 28,553,908 shares held in treasury)	40,181	39,256
	Class B stock, par value $1 per share, convertible to common stock
	Authorized 15,000,000 shares; issued and outstanding 9,968,534 shares in 2003 and 10,319,765 shares in 2002	9,969	10,320
	Additional paid-in capital	5,038	--
	Retained earnings	448,964	462,057
	Accumulated other comprehensive loss	(1,550)	(2,310)
	Unearned compensation	(1,837)	(1,606)
	Total shareholders' equity	500,765	507,717
	Total liabilities and shareholders' equity	$1,436,721	$1,460,264

	See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Earnings
Meredith Corporation and Subsidiaries

Years ended June 30	2003	2002	2001
(In thousands except per share data)
Revenues
Advertising	$648,653	$572,691	$615,722
Circulation	259,141	261,640	257,410
All other	172,310	153,498	170,319
Total revenues	1,080,104	987,829	1,043,451
Operating costs and expenses
Production, distribution and editorial	464,764	433,645	462,159
Selling, general and administrative	406,578	382,695	377,788
Depreciation and amortization	31,443	53,640	51,572
Nonrecurring items	--	--	25,308
Total operating costs and expenses	902,785	869,980	916,827
Income from operations	177,319	117,849	126,624
Nonoperating (expense) income	(1,551)	63,812	21,477
Interest income	567	621	1,028
Interest expense	(27,776)	(33,210)	(32,929)
Earnings before income taxes and cumulative
effect of change in accounting principle	148,559	149,072	116,200
Income taxes	57,491	57,691	44,928
Earnings before cumulative effect of
change in accounting principle	91,068	91,381	71,272
Cumulative effect of change in
accounting principle, net of taxes	(85,749)	--	--
Net earnings	$5,319	$91,381	$71,272

Basic earnings per share
Before cumulative effect of change in
accounting principle	$1.84	$1.85	$1.43
Cumulative effect of change in accounting
principle	(1.73)	--	--
Basic earnings per share	$0.11	$1.85	$1.43
Basic average shares outstanding	49,706	49,528	49,977

Diluted earnings per share
Before cumulative effect of change in
accounting principle	$1.78	$1.79	$1.39
Cumulative effect of change in accounting
principle	(1.68)	--	--
Diluted earnings per share	$0.10	$1.79	$1.39
Diluted average shares outstanding	51,093	50,921	51,354

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Meredith Corporation and Subsidiaries

Years ended June 30	2003	2002	2001
(In thousands)
Cash flows from operating activities
Net earnings	$5,319	$91,381	$71,272
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,059	27,741	25,467
Amortization	2,384	25,899	26,105
Cumulative effect of change in accounting principle, net of taxes	85,749	--	--
Interest rate swap adjustments	(851)	4,791	--
Amortization of broadcast rights	37,343	40,130	44,127
Payments for broadcast rights	(35,877)	(36,446)	(37,451)
Losses (gains) from dispositions, net of taxes	524	(39,117)	(13,101)
Nonrecurring items, net of taxes	--	--	13,929
Changes in assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(16,513)	5,388	8,265
Inventories	5,773	(86)	2,735
Supplies and prepayments	(4,768)	(692)	2,252
Subscription acquisition costs	(3,587)	162	4,531
Other assets	(5,118)	(4,810)	(1,077)
Accounts payable	(3,842)	(3,483)	(7,916)
Accruals	5,696	(3,397)	3,233
Unearned subscription revenues	24,859	11,617	(9,997)
Deferred income taxes	45,483	18,130	2,953
Other noncurrent liabilities	722	(421)	1,764
Net cash provided by operating activities	172,355	136,787	137,091
Cash flows from investing activities
Acquisitions of businesses	(117,594)	--	--
Proceeds from dispositions	313	--	20,150
Additions to property, plant and equipment	(26,645)	(23,365)	(55,967)
Changes in other	3,061	3,145	(1,760)
Net cash used by investing activities	(140,865)	(20,220)	(37,577)
Cash flows from financing activities
Long-term debt incurred	124,000	220,000	50,000
Repayment of long-term debt	(134,000)	(305,000)	(85,000)
Debt acquisition costs	--	(636)	--
Proceeds from common stock issued	22,512	8,561	8,867
Purchases of Company stock	(31,521)	(30,178)	(43,506)
Dividends paid	(18,412)	(17,343)	(16,482)
Net cash used by financing activities	(37,421)	(124,596)	(86,121)

Net (decrease) increase in cash and cash equivalents	(5,931)	(8,029)	13,393
Cash and cash equivalents at beginning of year	28,225	36,254	22,861
Cash and cash equivalents at end of year	$22,294	$28,225	$36,254

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (continued)
Meredith Corporation and Subsidiaries

Years ended June 30	2003	2002	2001
(In thousands)
Supplemental disclosures of cash flow information
Cash paid:
Interest	$28,490	$29,091	$32,675
Income taxes	$20,148	$10,032	$32,934
Noncash transactions:
Broadcast rights financed by contracts payable	$36,120	$45,019	$37,063
Tax benefit related to stock options	$13,721	$6,491	$5,248

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity
Meredith Corporation and Subsidiaries

					Accumulated
			Additional		Other
	Common	Class B	Paid-in	Retained	Comprehensive	Unearned
(In thousands)	Stock	Stock	Capital	Earnings	Loss	Compensation	Total
Balance at June 30, 2000	$38,326	$10,883	$ --	$334,448	$(776)	$(3,037)	$379,844
Net earnings	--	--	--	71,272	--	--	71,272
Other comprehensive loss, net	--	--	--	--	(1,191)	--	(1,191)
Total comprehensive income							70,081

Stock issued under various incentive plans,
net of forfeitures	651	--	8,680	--	--	(484)	8,847
Purchases of Company stock	(1,285)	(47)	(13,928)	(28,246)	--	--	(43,506)
Reclassification of put option agreement	1,264	--	--	41,401	--	--	42,665
Conversion of class B to common stock	292	(292)	--	--	--	--	--

Dividends paid, 33 cents per share
Common stock	--	--	--	(12,957)	--	--	(12,957)
Class B stock	--	--	--	(3,525)	--	--	(3,525)

Restricted stock amortized to operations	--	--	--	--	--	1,211	1,211
Tax benefit from incentive plans	--	--	5,248	--	--	--	5,248
Balance at June 30, 2001	$39,248	$10,544	$ --	$402,393	$(1,967)	$(2,310)	$447,908
Net earnings	--	--	--	91,381	--	--	91,381
Other comprehensive loss, net	--	--	--	--	(343)	--	(343)
Total comprehensive income							91,038

Stock issued under various incentive
plans, net of forfeitures	661	--	8,436	--	--	(536)	8,561
Purchases of Company stock	(730)	(147)	(14,927)	(14,374)	--	--	(30,178)
Conversion of class B to common stock	77	(77)	--	--	--	--	--

Dividends paid, 35 cents per share
Common stock	--	--	--	(13,684)	--	--	(13,684)
Class B stock	--	--	--	(3,659)	--	--	(3,659)

Restricted stock amortized to operations	--	--	--	--	--	1,240	1,240
Tax benefit from incentive plans	--	--	6,491	--	--	--	6,491
Balance at June 30, 2002	$39,256	$10,320	$ --	$462,057	$(2,310)	$(1,606)	$507,717
Net earnings	--	--	--	5,319	--	--	5,319
Other comprehensive income, net	--	--	--	--	760	--	760
Total comprehensive income							6,079

Stock issued under various incentive
plans, net of forfeitures	1,335	--	22,077	--	--	(1,104)	22,308
Purchases of Company stock	(747)	(14)	(30,760)	--	--	--	(31,521)
Conversion of class B to common stock	337	(337)	--	--	--	--	--

Dividends paid, 37 cents per share
Common stock	--	--	--	(14,683)	--	--	(14,683)
Class B stock	--	--	--	(3,729)	--	--	(3,729)

Restricted stock amortized to operations	--	--	--	--	--	873	873
Tax benefit from incentive plans	--	--	13,721	--	--	--	13,721
Balance at June 30, 2003	$40,181	$9,969	$5,038	$448,964	$(1,550)	$(1,837)	$500,765

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meredith Corporation and Subsidiaries

1. Organization and Summary of Significant Accounting Policies

a. Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. The Company's principal businesses are magazine publishing and television broadcasting. Revenues of the publishing and broadcasting segments were 75 percent and 25 percent, respectively, of total revenues in fiscal 2003. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. Better Homes and Gardens is the most significant trademark of the publishing segment and is used extensively in its operations. The Company's television broadcasting operations include 11 network-affiliated television stations. Meredith's operations are diversified geographically within the United States, and the Company has a broad customer base.

Advertising and magazine circulation revenues accounted for 60 percent and 24 percent, respectively, of the Company's revenues in fiscal 2003. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for the Company's products. National and local economic conditions largely affect the magnitude of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.

b. Principles of consolidation

The consolidated financial statements include the accounts of Meredith Corporation and its majority-owned subsidiaries. In December 2002, the Company acquired the American Baby Group and its accounts are included in the Company's consolidated financial statements from that date forward. Significant intercompany transactions, primarily those between Meredith Corporation and Meredith Funding Corporation, are eliminated.

c. Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions, as appropriate. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based on historical experience and current marketplace conditions; and, pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected returns on plan assets, and rates of increase in compensation and healthcare costs. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

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

g. Property, plant and equipment

Property, plant and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: five to 45 years for buildings and improvements, and three to 20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant and equipment was $29.1 million in fiscal 2003 ($27.7 million in fiscal 2002 and $25.5 million in fiscal 2001).

h. Broadcast rights

Broadcast rights and the liabilities for future payments are reflected in the consolidated financial statements when programs become available for broadcast. These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Amortization of these rights is included in production, distribution and editorial expenses. Reductions in unamortized costs to net realizable value are typically included in amortization of broadcast rights in the accompanying consolidated financial statements. Fiscal 2003 results include expense of approximately $2.4 million for such reductions in unamortized costs ($3.7 million in fiscal 2002 and $9.9 million in fiscal 2001).

i. Goodwill and other intangible assets

Meredith adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be tested for impairment at least annually. The impairment tests are based on a fair-value approach as described in SFAS No. 142. The estimated fair values of these assets are determined by developing discounted future cash flow analyses. Intangible assets with finite lives are amortized over their estimated useful lives; the carrying value is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses. Additional information regarding goodwill and other intangible assets is in Note 6.

j. Derivative financial instruments

Meredith adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, including subsequent amendments, as required on July 1, 2000.

Meredith uses derivative financial instruments to manage the risk that changes in interest rates will affect its future interest payments. Interest rate swap contracts are generally considered to be cash flow hedges against changes in the amount of future interest payments on the Company's variable-rate debt obligations. The fair market value of the interest rate swap contracts is recorded in Accrued expenses: Other taxes and expenses in the Consolidated Balance Sheets. The related unrealized gains (losses) on these contracts are recorded in shareholders' equity as a component of other comprehensive income (loss), net of tax, and then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in interest expense. The net effect of this accounting on the Company's operating results is that interest expense on the portion of the variable-rate debt being hedged is generally recorded based on fixed interest rates.

As a result of its debt refinancing in April 2002, the notional amount of Meredith's interest rate swap contracts exceeded the variable-rate debt outstanding. Therefore a portion of the Company's interest rate swap contracts no longer meet the qualifications for hedge accounting. All future changes in the fair market value of these swaps will affect future net earnings. Previously changes in the fair market value were recorded in other comprehensive income (loss). Management determined that it was probable that the level of variable-rate debt would not increase to allow use of these swaps over the term of the swap contracts. Therefore, $3.5 million in accumulated other comprehensive loss related to these swaps was reclassified to interest expense in fiscal 2002.

k. Revenues

Revenues are recognized only when realized/realizable and earned, in accordance with accounting principles generally accepted in the United States of America (GAAP). Advertising revenues are recognized, net of agency commissions, when the underlying advertisements are published, defined as the issue's on-sale date, or aired by the broadcasting stations. Magazine advertising revenues totaled $383.1 million in fiscal 2003 ($325.5 million in fiscal 2002 and $352.5 million in fiscal 2001). Broadcasting advertising revenues were $265.5 million in fiscal 2003 ($247.2 million in fiscal 2002 and $263.3 million in fiscal 2001). Barter advertising revenues, and the offsetting expense, are recognized at the fair value of the advertising surrendered, as determined by similar cash transactions. Barter advertising revenues were not material in any period. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers. Revenues from magazine and book retail sales are recognized upon delivery, net of provisions for anticipated returns. The Company bases its estimates for returns on historical experience and has not experienced significant fluctuations between estimated and actual return experience. Revenues from integrated marketing and other custom programs are recognized when the products or services are delivered. In certain instances, revenues are recorded gross in accordance with GAAP although the Company receives cash for a lesser amount due to the netting of certain expenses.

l. Advertising expenses

Total advertising expenses included in the Consolidated Statements of Earnings were $74.9 million in fiscal 2003 ($70.0 million in fiscal 2002 and $68.2 million in fiscal 2001). The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. These costs are expensed as incurred.

m. Stock-based compensation

The Company has several stock-based compensation plans which are more fully described in Note 13. Meredith accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation costs are reflected in net earnings for restricted stock plans; however, no stock-based compensation cost is reflected in net earnings for the employee stock purchase plan or for options granted as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation:

Years ended June 30	2003	2002	2001
(In thousands except per share data)
Net earnings as reported	$5,319	$91,381	$71,272
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	535	760	742
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,943)	(6,455)	(5,683)
Pro forma net (loss) earnings	$(1,089)	$85,686	$66,331

Basic earnings per share as reported	$0.11	$1.85	$1.43
Pro forma basic (loss) earnings per share	$(0.02)	$1.73	$1.33
Diluted earnings per share as reported	$0.10	$1.79	$1.39
Pro forma diluted (loss) earnings per share	$(0.02)	$1.67	$1.29

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

The following assumptions were applied in determining the pro forma compensation costs:

Years ended June 30	2003		2002		2001
Risk-free interest rate	3.63%		4.62%		5.20%
Expected dividend yield	0.75%		0.75%		0.75%
Expected option life	6.3	yrs	6.5	yrs	7.3	yrs
Expected stock price volatility	25.00%		24.00%		23.00%

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

o. Earnings per share

Basic earnings per share are computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding and the issuance of other stock equivalents. The following table presents the calculations of earnings per share:

Years ended June 30	2003	2002	2001
(In thousands)
Earnings before cumulative effect of
change in accounting principle	$91,068	$91,381	$71,272
Basic average shares outstanding	49,706	49,528	49,977
Dilutive effect of stock options and equivalents	1,387	1,393	1,377
Diluted average shares outstanding	51,093	50,921	51,354
Earnings per share before cumulative effect of
change in accounting principle
Basic	$1.84	$1.85	$1.43
Diluted	$1.78	$1.79	$1.39

Antidilutive options excluded from the above calculations totaled 101,000 options at June 30, 2003 (with a weighted average exercise price of $45.16); 9,000 options at June 30, 2002 (with a weighted average exercise price of $43.40); and 560,000 options at June 30, 2001 (with a weighted average exercise price of $40.41).

p. Special-purpose entities

Meredith does not have any off-balance sheet financing activities. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's Consolidated Financial Statements (see Note 7).

q. New accounting pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for costs associated with an exit or disposal activity, such as shutting down a location or facility, be recognized when the costs are incurred rather than at the date of commitment to the exit or disposal plan. This statement was effective for exit or disposal activities that were initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on required disclosures and clarifies certain accounting related to guarantees.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business enterprises of certain variable interest entities.

There was no material impact on the Company's financial position or results of operations from the adoption or implementation of these accounting standards.

In April 2003, the FASB issued SFAS No. 149, Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement will be effective on July 1, 2003.

The adoption of SFAS No. 149 and 150 are not expected to have a material impact on the Company's financial position or results of operations.

r. Other

Certain prior-year financial information has been reclassified or restated to conform to the fiscal 2003 financial statement presentation.

2. Change in Accounting Principle

Meredith adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. The adoption of this standard has eliminated much of Meredith's amortization expense related to intangible assets and goodwill. The Company's intangible asset amortization expense was $2.4 million in fiscal 2003 including $2.2 million of amortization resulting from the acquisition of the American Baby Group in December 2002. Amortization expense related to intangible assets and goodwill totaled $25.9 million in fiscal 2002 and $26.1 million in fiscal 2001.

SFAS No. 142 does not permit the restatement of prior year's results. The following adjusted amounts assume the non-amortization provisions of SFAS No. 142 had been effective at the beginning of fiscal 2001.

Years ended June 30	2002			2001
	Net Earnings	Basic EPS	Diluted EPS	Net Earnings	Basic EPS	Diluted EPS
(In thousands except per share)
As reported	$91,381	$1.85	$1.79	$71,272	$1.43	$1.39
Add back amortization, net of taxes
FCC licenses	7,021	0.14	0.14	7,034	0.14	0.14
Network affiliation & other	3,964	0.08	0.08	3,979	0.08	0.08
Goodwill	4,735	0.09	0.09	4,829	0.09	0.09
As adjusted	$107,101	$2.16	$2.10	$87,114	$1.74	$1.70

SFAS No. 142 also establishes requirements for the periodic impairment review of goodwill and intangible assets with indefinite lives. Reviews are based on a fair-value approach as described in SFAS No. 142, which requires an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption. The Company completed the initial review and it resulted in transitional impairment losses of $139.9 million ($85.7 million after tax), or $1.68 per diluted share. This charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The impairment losses relate to certain television Federal Communication Commission (FCC) licenses/network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The fair values of the FCC licenses/network affiliation agreements and goodwill were determined by developing discounted cash flow analyses. The impairments are primarily the result of lower revenues and cash flows at television station WGCL-TV in Atlanta as compared to the projections on which the purchase price was based. The Company also completed impairment reviews of goodwill and intangible assets subject to review as of May 31, 2003. No impairments were recorded as a result of those reviews.

The FASB also issued SFAS No. 141, Business Combinations, in June 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies criteria that must be met for the recognition of intangible assets separate from goodwill. Adoption of SFAS No. 142 required Meredith to evaluate its existing intangible assets and make any reclassifications necessary to meet the criteria specified in SFAS No. 141. The resulting reclassifications did not have a material impact on the Company's financial position.

3. Nonrecurring Items and Nonoperating Income

In response to a weakening economy and a widespread advertising downturn in fiscal 2001, management took steps to reduce the number of Meredith employees, including a one-time, voluntary early retirement program. Other selective workforce reductions were achieved through attrition, realignments and job eliminations. Approximately 200 positions were eliminated in fiscal 2001 and early fiscal 2002. The Company also wrote off certain Internet investments. These actions were the primary factors in a fiscal 2001 fourth-quarter nonrecurring charge of $25.3 million ($15.4 million after tax), or 30 cents per share, for personnel costs ($18.4 million), asset write-downs and other ($8.2 million), offset by the reversal of excess accruals ($1.3 million). The nonrecurring charge resulted in balance sheet adjustments of $8.5 million and cash payments of $1.1 million in fiscal 2001, leaving an accrual balance of $15.7 million for personnel costs at June 30, 2001. Details of the activities affecting the accrual since that date follow:

(In thousands)
Restructuring accrual at June 30, 2001	$15,716
Payments	(10,975)
Adjustments	232
Restructuring accrual at June 30, 2002	$4,973
Payments	(3,494)
Adjustments	(157)
Restructuring accrual at June 30, 2003	$1,322

Payments made were for enhanced retirement benefits, severance, and other associated costs. The adjustments in fiscal 2002 represent an additional accrual of $0.4 million for higher than expected severance costs which was partially offset by a charge of $0.2 million for accelerated amortization of restricted stock. The adjustments in fiscal 2003 represent the reversal of excess accruals. The adjustments were recorded in selling, general and administrative expenses in both fiscal 2002 and 2003. More than 90 percent of the personnel costs accrued at June 30, 2001 were paid out by June 30, 2003. The remaining accrual primarily represents early retirement benefit costs that will be paid over the next 5 fiscal years.

Meredith also had an accrual balance of $0.4 million at June 30, 2002 resulting from a nonrecurring charge recorded in fiscal 2000. The charge related to the closing of certain operations that no longer fit the Company's business objectives. During fiscal 2003 the accrual was deemed no longer necessary and was reversed. The reversal was recorded as an offset to selling, general and administrative expenses.

In fiscal 2003, Meredith recorded nonoperating expense of $1.6 million. It included a loss of $2.2 million on the sale of a subsidiary and the write-off of a $1.6 million investment in a start-up technology company. These charges were partially offset by a $1.3 million gain related to final post closing adjustments on the June 2002 exchange of two Florida television stations for KPTV-Portland and $0.9 million in life insurance proceeds.

In fiscal 2002, Meredith recorded nonoperating income of $2.0 million from the demutualization of an insurance company with which Meredith holds policies. Nonoperating income also included gains from dispositions of $61.8 million in fiscal 2002 and $21.5 million in fiscal 2001 as described in Note 4.

4. Acquisitions, Exchanges and Dispositions

On December 5, 2002, Meredith purchased American Baby magazine and related assets (American Baby Group) from Primedia Inc., for $117.6 million ($115.0 million plus certain costs). The acquisition was financed with existing credit facilities and cash on hand. The cost was allocated based on the fair values of assets acquired and liabilities assumed, as determined by an independent appraisal, as follows: property, plant and equipment of $0.1 million; intangible assets subject to amortization of $4.4 million; intangible assets not subject to amortization of $38.9 million; goodwill of $76.8 million; and liabilities, primarily for unearned subscription revenues, of $2.6 million. Intangible assets subject to amortization will be amortized on a straight-line basis over their estimated useful lives of less than one year to five years. Goodwill was assigned to the Publishing segment and is fully deductible for tax purposes.

Operating results of the properties are included in Meredith's consolidated operating results since the acquisition date. American Baby magazine, introduced in 1938, is published monthly and has a circulation of 2 million. Other American Baby Group properties acquired include Childbirth and First Year of Life magazines, three Hispanic titles and related marketing programs, the American Baby television program currently shown on The Discovery Channel® television network, web sites, custom publications and other related programs.

The acquisition of American Baby Group builds on Meredith's strategy to expand its home and family leadership position to a younger and more culturally diverse demographic spectrum of the family marketplace. Management believes this multi-tier franchise will help the Company reach young families who are just beginning to build their home and family lives. The American Baby Group is a well-established large-scale brand with a strong array of products that reaches younger women and the Hispanic market-two areas that management believes will enhance the Company's already strong presence in the home and family arena.

Pro forma results of operations as if this asset purchase had occurred at the beginning of the fiscal year for each period presented are as follows:

Years ended June 30	2003	2002
(In thousands except per share)
Total revenues	$1,101,559	$1,039,285
Earnings before cumulative effect of change
in accounting principle	$92,975	$93,944
Net earnings	$7,226	$93,944
Basic earnings per share
Before cumulative effect of change
in accounting principle	$1.87	$1.90
Net earnings	$0.15	$1.90
Diluted earnings per share
Before cumulative effect of change
in accounting principle	$1.82	$1.84
Net earnings	$0.14	$1.84

On June 17, 2002, Meredith exchanged its Orlando and Ocala, FL, television stations for station KPTV, in Portland, OR. KPTV was a UPN affiliate at that time. The transaction with News Corporation and Fox Television Stations, Inc., created a Meredith duopoly in Portland where the Company also owns KPDX-TV, a Fox affiliate at the time. A duopoly, defined as the ownership of two stations in a market, offers increased efficiency while providing stronger outlets for advertisers and viewers. The operations of the acquired property are included in the Company's consolidated operating results since the acquisition date.

For financial reporting purposes, Meredith recorded the exchange as two simultaneous but separate events: the sale of the two Florida stations, for which a nonoperating gain was recognized, and the acquisition of the Portland station, which was accounted for as an asset purchase. The nonoperating gain on the sale of the Florida stations was $61.8 million ($37.9 million after tax), or 74 cents per share, based on the fair value of the assets acquired as determined by an independent appraisal. The fair value of $90.0 million was the purchase price of the Portland station. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

(In thousands)
Property, plant and equipment	$17,563
Broadcast rights	11,952
Intangible asset	75,258
Goodwill	4,649
Total assets acquired	109,422
Broadcast rights payable	(19,422)
Net assets acquired	$90,000

The intangible asset represents the value of the station's FCC license and network affiliation agreement. This intangible asset is indefinite-lived and, therefore, will not be amortized. It will be reviewed for impairment annually or as circumstances warrant. Goodwill was assigned to the broadcasting segment and is fully deductible for tax purposes.

Pro forma results of operations as if this asset sale and purchase had occurred at the beginning of the fiscal year for each period presented are as follows:

Years ended June 30	2002	2001
(In thousands except per share)
Total revenues	$973,786	$1,032,412
Net earnings	$89,561	$107,190
Basic earnings per share	$1.81	$2.14
Diluted earnings per share	$1.76	$2.09

The pro forma results include estimated noncash gains from the disposition of the two Florida television stations of 72 cents per diluted share in fiscal 2002 and 69 cents per diluted share in fiscal 2001.

In June 2003, Meredith sold the stock of a wholly owned subsidiary that produced and sold calendars and books through annual programs. The revenues and operating profits of the subsidiary were not material to the publishing segment or the Company. The sale resulted in a loss of $2.2 million.

In May 2001, Meredith sold Golf for Women magazine to The Golf Digest Companies, a subsidiary of Advance Magazine Publishers, Inc. The sale resulted in a nonoperating gain of $21.5 million ($13.1 million after tax), or 26 cents per share. Meredith also sold the assets of American Park Network in fiscal 2001, but the resulting gain was not material.

5. Inventories

Inventories consist of paper stock, books and editorial content. Of net inventory values shown, approximate portions determined using the LIFO method were 30 percent at June 30, 2003, and 37 percent at June 30, 2002. LIFO inventory expense (income) included in the Consolidated Statements of Earnings was $0.7 million in fiscal 2003, ($2.8) million in fiscal 2002 and $(1.1) million in fiscal 2001.

June 30	2003	2002
(In thousands)
Raw materials	$8,745	$12,931
Work in process	18,095	18,015
Finished goods	6,199	7,123
	33,039	38,069
Reserve for LIFO cost valuation	(5,891)	(5,148)
Inventories	$27,148	$32,921

6. Goodwill and Intangibles

Intangible assets and goodwill consist of the following:

June 30	2003			2002
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing Group
Noncompete agreements	$ 2,534	$(383)	$2,151	$22,500	$(22,351)	$149
Customer lists	1,863	(1,863)	--	10	(10)	--
Total	$ 4,397	$(2,246)	2,151	$22,510	$(22,361)	149
Intangible assets not
subject to amortization
Publishing Group
Trademarks			48,131			9,325
Broadcasting Group
FCC licenses/network affiliation agreements			632,941			660,463
Other			--			3,032
Total			681,072			672,820
Intangibles, net			$683,223			$672,969

On December 5, 2002, Meredith acquired the American Baby Group from Primedia, Inc. This acquisition resulted in the recognition of $4.4 million in intangible assets subject to amortization, $38.9 million in intangible assets not subject to amortization and $76.8 million in goodwill.

Amortization expense was $2.4 million for the year ended June 30, 2003. This includes $2.2 million of amortization resulting from the acquisition of the American Baby Group of assets in December 2002. Future amortization expense for intangible assets is expected to be as follows: $0.7 million in fiscal 2004, $0.6 million in fiscal 2005, $0.5 million in fiscal 2006, $0.3 million in fiscal 2007 and $0.1 million in fiscal 2008.

The noncompete agreements are being amortized on a straight-line basis over periods of 3 or 5 years. The customer lists are being amortized over periods of one year or less, primarily on a straight-line basis.

The changes in the carrying amount of goodwill for the year ended June 30, 2003, are as follows:

(In thousands)	Publishing Group	Broadcasting Group	Total
Balance as of June 30, 2002	$36,455	$184,193	$220,648
Acquisitions	76,786	--	76,786
Dispositions	(2,389)	--	(2,389)
Impairment writedowns	--	(106,173)	(106,173)
Reclassified/other	--	2,959	2,959
Balance as of June 30, 2003	$110,852	$80,979	$191,831

7. Long-term Debt

Long-term debt consists of the following:

June 30	2003	2002
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million due 4/9/2007	$75,000	$85,000
Revolving credit facility of $150 million due 4/5/2007	--	--

Private placement notes
6.51% senior notes, due 3/1/2005	75,000	75,000
6.57% senior notes, due 9/1/2005	50,000	50,000
6.65% senior notes, due 3/1/2006	75,000	75,000
6.39% senior notes, due 4/1/2007	50,000	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
Total long-term debt	375,000	385,000
Current portion of long-term debt	--	--
Long-term debt	$375,000	$385,000

Principal payments on the debt due in succeeding fiscal years are:

Years ended June 30
(In thousands)
2004	$--
2005	75,000
2006	125,000
2007	125,000
2008	50,000
Total long-term debt	$375,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2003, $133.1 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by Bank One, N.A. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (4.00 percent at June 30, 2003), from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually in April. Meredith has the ability and the intent to renew the facility each year and, therefore, the principal is reflected as due on April 9, 2007, the facility termination date.

The interest rate on the asset-backed commercial paper program changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 1.54 percent in June 2003. The interest rate on the variable-rate revolving credit facility is based on a spread over LIBOR determined by the Company's leverage ratio. This rate was 1.85 percent at June 30, 2003, although no amounts were borrowed at the time. Interest rates on the private placement notes range from 6.39 to 6.65 percent. The weighted average interest rate on debt outstanding at June 30, 2003, including the effect of hedged interest rate swap contracts, was approximately 6.5 percent.

All of the Company's debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at June 30, 2003 follows:

	Required at June 30, 2003	Actual at June 30, 2003

Ratio of debt to EBITDA[1]	Less than 3.5	1.8
Ratio of EBITDA[1] to interest expense	Greater than 3.0	7.2
Ratio of EBIT[2] to interest expense	Greater than 2.5	6.1
Consolidated shareholders' equity[3]	Greater than $411.6 million	$586.5 million

1.  EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
2.  EBIT is earnings before interest and taxes as defined in the debt agreements.
3.  Consolidated shareholders' equity is adjusted for special items as defined in the debt agreements.

The Company was in compliance with all debt covenants at June 30, 2003.

Interest expense related to long-term debt totaled $28.0 million in fiscal 2003, $27.2 million in fiscal 2002, and $32.1 million (excluding $0.2 million in capitalized interest) in fiscal 2001.

At June 30, 2003, Meredith had $150 million of credit available under the revolving credit facility. The commitment fee rate for the revolving credit facility ranges from 0.125 to 0.225 percent of the unused commitment based on the Company's leverage ratio. The commitment fee rate for the asset-backed commercial paper facility is 0.19 percent of the unused commitment. Commitment fees paid in fiscal 2003 were not material.

8. Derivative Financial Instruments

Meredith uses derivative financial instruments to manage the risk that changes in interest rates will affect its future interest payments. Interest rate swap contracts are used to effectively convert a substantial portion of the Company's variable interest rate debt to fixed interest rate debt. Under an interest rate swap contract, Meredith agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Meredith is exposed to credit-related losses in the event of nonperformance by counterparties to the swap contracts. This risk is minimized by entering into contracts with large, stable financial institutions.

At June 30, 2003, Meredith had interest rate swap contracts to pay fixed rates of interest (average 5.3 percent) and receive variable rates of interest (3-month LIBOR rate of 1.1 percent as of June 30, 2003) on a notional amount of $150.0 million. These contracts expire in June 2004. The average notional amount outstanding under the contracts will be $132 million in fiscal 2004. The fair market value of the interest rate swap contracts was a liability of $5.6 million at June 30, 2003. The estimated amount of the loss expected to be reclassified into earnings over the next twelve months is $5.6 million.

As a result of the debt refinancing completed in April 2002 and subsequent debt repayments, Meredith had swap contracts that no longer met the qualifications for hedge accounting. Those swap contracts were deemed to be ineffective and dedesignated as hedge contracts. Expense related to fair market value adjustments on the swap contracts had been recorded in other comprehensive income (loss). As a result of the dedesignation, the loss was to be amortized into earnings over the life of the swap contracts and all future changes in the fair market value of the dedesignated swap contracts would affect future net earnings. Interest expense of $1.3 million was recorded through June 30, 2002, for such amortization and changes in fair market value. Subsequent to the dedesignation, management determined that it was probable that the level of the Company's variable-rate debt would not increase to allow use of the dedesignated swaps over the term of the swap contracts. Therefore, $3.5 million remaining in accumulated other comprehensive loss related to the dedesignated swap contracts was reclassified as interest expense in the fourth quarter of fiscal 2002. Changes in the fair market value of the dedesignated swap contracts resulted in a $0.9 million reduction of interest expense in fiscal 2003.

9. Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments are as follows:
June 30	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Broadcast rights payable	$44,574	$41,365	$44,331	$40,613
Long-term debt	$375,000	$400,750	$385,000	$395,495

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

Changes in assumptions could significantly affect these estimates.

10. Income taxes

Income tax expense attributable to earnings before the cumulative effect of a change in accounting principle consists of:

Years ended June 30	2003	2002	2001
(In thousands)
Currently payable
Federal	$10,233	$14,859	$35,288
State	1,775	2,193	6,687
	12,008	17,052	41,975
Deferred
Federal	38,388	34,299	2,492
State	7,095	6,340	461
	45,483	40,639	2,953
Income taxes	$57,491	$57,691	$44,928

In addition, a deferred income tax benefit of $54.2 million was recognized in association with the charge for the cumulative effect of a change in accounting principle.

The differences between the effective tax rates and the statutory U.S. federal income tax rate are as follows:

Years ended June 30	2003	2002	2001
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes,
less federal income tax benefits	3.9	3.7	4.0
Goodwill amortization	--	0.7	0.8
Other	(0.2)	(0.7)	(1.1)
Effective income tax rate	38.7%	38.7%	38.7%

The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities are as follows:

June 30	2003	2002
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$10,047	$16,421
Compensation and benefits	26,243	25,587
All other assets	11,261	14,292
Total deferred tax assets	47,551	56,300
Deferred tax liabilities
Subscription acquisition costs	28,429	26,829
Accumulated depreciation and amortization	55,357	77,391
Gains from dispositions	25,625	23,734
All other liabilities	10,377	8,749
Total deferred tax liabilities	119,788	136,703
Net deferred tax liability	$72,237	$80,403

The current portions of deferred tax assets and liabilities are included in Accrued expenses: Other taxes and expenses at June 30, 2003 and in Other current assets at June 30, 2002 in the Consolidated Balance Sheets.

11. Pension and Postretirement Benefit Plans

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

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $4.6 million annually in fiscal 2003, fiscal 2002, and fiscal 2001.

Pension and Postretirement Plans
The Company has noncontributory pension plans covering substantially all employees. The Company also sponsors defined healthcare and life insurance plans that provide benefits to eligible retirees.

The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:
	Pension		Postretirement
June 30	2003	2002	2003	2002
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$68,403	$72,584	$18,652	$17,851
Service cost	4,805	4,853	752	738
Interest cost	4,991	5,256	1,351	1,285
Participant contributions	--	--	446	329
Plan amendments	--	(31)	--	--
Actuarial gain	(1,914)	(1,195)	(938)	(162)
Benefits paid (including lump sums)	(8,571)	(13,064)	(1,540)	(1,389)
Benefit obligation, end of year	$67,714	$68,403	$18,723	$18,652

Change in plan assets
Fair value of plan assets, beginning of year	$58,409	$63,738	$--	$43
Actual (loss) return on plan assets	(10,687)	6,901	--	4
Employer contributions	16,198	834	1,094	1,013
Participant contributions	--	--	446	329
Benefits paid (including lump sums)	(8,571)	(13,064)	(1,540)	(1,389)
Fair value of plan assets, end of year	$55,349	$58,409	$--	$--

Funded status, end of year	$(12,365)	$(9,994)	$(18,723)	$(18,652)
Unrecognized actuarial loss (gain)	8,306	(5,849)	(912)	25
Unrecognized prior service cost	4,677	5,343	(1,646)	(1,845)
Unrecognized net transition obligation	168	391	--	--
Contributions between measurement date
and fiscal year end	4,143	5,843	376	297
Net recognized amount, end of year	$4,929	$(4,266)	$(20,905)	$(20,175)

	Pension		Postretirement
June 30	2003	2002	2003	2002
(In thousands)
Consolidated Balance Sheets
Prepaid benefit cost	$14,728	$6,160	$--	$--
Accrued benefit liability	(9,799)	(10,426)	(20,905)	(20,175)
Additional minimum liability	(2,532)	(3,037)	--	--
Intangible asset	2,532	2,464	--	--
Accumulated other comprehensive loss	--	573	--	--
Net recognized amount, end of year	$4,929	$(4,266)	$(20,905)	$(20,175)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $12.9 million, $12.1 million and $52 thousand respectively, as of June 30, 2003; and $14.8 million, $13.6 million and $39 thousand, respectively, as of June 30, 2002.

Benefit obligations were determined using the following weighted-average assumptions:
	Pension		Postretirement
June 30	2003	2002	2003	2002
Weighted-average assumptions
Discount rate	6.25%	7.25%	6.25%	7.25%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	8.25%	8.25%	NA	NA
NA - Not applicable

The rate of increase in healthcare cost levels used in measuring the postretirement benefit obligation at June 30, 2003 was 12 percent, decreasing to 5.50 percent in 2008 and thereafter. At June 30, 2002 the rate of increase used was 8 percent, decreasing to 5.75 percent in fiscal 2007 and thereafter.

Assumed rates of increase in healthcare cost levels have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

Year ended June 30, 2003	One- Percentage- Point Increase	One- Percentage- Point Decrease
(In thousands)
Effect on service and interest cost components	$162	$(138)
Effect on postretirement benefit obligation	$850	$(751)

The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:
		Pension		Postretirement
Years ended June 30	2003	2002	2001	2003	2002	2001
(In thousands)
Components of net periodic benefit cost
Service cost	$4,805	$4,853	$4,555	$752	$738	$671
Interest cost	4,991	5,256	4,940	1,351	1,285	1,082
Expected return on plan assets	(4,950)	(4,971)	(6,333)	--	(3)	(41)
Prior service cost amortization	666	858	434	(200)	(200)	(200)
Actuarial (gain) loss amortization	(166)	11	(1,445)	--	--	--
Transition amount amortization	223	356	356	--	--	--
Settlement gain	(266)	(920)	(149)	--	--	--
Net periodic benefit expense	$5,303	$5,443	$2,358	$1,903	$1,820	$1,512

In each of the last three fiscal years, lump sum benefit payments have triggered accelerated recognition of past gains, resulting in settlement gains that reduced the Company's pension expense.

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

Additional information regarding the assets held by the Company's pension plans follows:

June 30	2003	2002
Equity securities	$38,430	$34,690
Fixed income investments	16,919	16,067
Company stock	--	7,652
Fair value of plan assets	$55,349	$58,409

The Company's current target allocation for pension plan assets is 65 - 75 percent in equity securities and 25 - 35 percent in fixed income investments. The expected long-term rates of returns are 9.0 percent for equity securities and 5.5 percent for fixed income investments. Dividend income of $24 thousand was received on Meredith common stock in fiscal 2003 prior to the sale of such shares.

Additional information regarding the Company's pension benefit obligation follows:

June 30	2003	Weighted- Average Duration
Retirees	$3,061	5 years
Deferred vested employees	8,033	3 years
Current employees	56,620	4 years
Benefit obligation	$67,714

The Company's total accumulated benefit obligation was $62.0 million at June 30, 2003. Meredith expects to make tax-deductible contributions to qualified pension plans of approximately $9.0 million in fiscal 2004. In addition, the Company expects to pay approximately $3.2 million in pension benefits from corporate assets in fiscal 2004.

12. Capital Stock

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

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock on the open market.

Repurchases under these authorizations were as follows:

Years ended June 30	2003	2002	2001
(In thousands)
Number of shares	761	877	1,332
Cost at market value	$31,521	$30,178	$43,506

As of June 30, 2003, approximately 828,000 shares could be repurchased under existing authorizations by the Board of Directors.

13. Common Stock and Stock Option Plans

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

The number of stock units and annual expense information follows:

Years ended June 30	2003	2002	2001
(In thousands except per share)
Number of stock units awarded	28	18	33
Average market price of stock units awarded	$42.71	$35.28	$32.03
Stock units outstanding	159	170	197
Annual expense, net	$873	$1,240	$1,211

Employee Stock Purchase Plan

Meredith has a noncompensatory employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of the offering period. The initial offering period was July 1 to December 31, 2002. Beginning January 1, 2003, the ESPP had quarterly offering periods. Shareholders authorized the reservation of 500,000 common shares for issuance under the ESPP at the November 2002 annual meeting. In fiscal 2003 employees purchased 23,173 shares at an average price of $32.25. The average fair value of the shares issued was $39.91.

Stock Option Plans

Under the Company's stock incentive plan, nonqualified stock options may be granted to certain employees to purchase shares of common stock at prices not less than market prices at the dates of grants. All options granted under these plans expire at the end of 10 years. Most of these option grants vest one-third each year over a three-year period. Others have cliff vesting after either three- or five-year periods. Certain options granted in August 2000 were tied to attaining specified earnings per share and return on equity goals for the subsequent three-year periods. Attaining these goals would have resulted in the acceleration of vesting for all, or a portion, of the options to three years from the date of grant. The goals established for the August 2000 options were not met and, therefore, the options will vest eight years from the date of grant, subject to certain tenure qualifications.

The Company also has a nonqualified stock option plan for nonemployee directors. Options vest one-third each year over a three-year period and expire 10 years after issuance.

A summary of stock option activity and weighted average exercise prices follows:
Years ended June 30	2003		2002		2001
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
(Options in thousands)
Outstanding, beginning of year	6,461	$ 26.58	6,320	$ 24.21	6,125	$ 22.57
Granted at market price	876	$ 39.74	886	$ 34.66	1,155	$ 28.55
Exercised	(1,276)	$ 16.54	(635)	$ 13.01	(610)	$ 13.39
Forfeited	(69)	$ 33.69	(110)	$ 34.14	(350)	$ 28.71
Outstanding, end of year	5,992	$ 30.56	6,461	$ 26.58	6,320	$ 24.21
Exercisable, end of year	4,146	$ 28.34	4,554	$ 24.26	3,817	$ 20.86
Fair value of options granted at market price		$ 11.98		$ 11.19		$ 10.98

A summary of stock options outstanding and exercisable as of June 30, 2003, follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(Options in thousands)
$10.22 - $26.37	1,513	2.74	$ 20.01	1,513	$ 20.01
$26.81 - $30.75	1,554	5.84	$ 28.97	1,126	$ 29.22
$31.41 - $36.72	1,545	6.98	$ 33.98	1,008	$ 33.73
$36.94 - $45.43	1,380	7.65	$ 40.07	499	$ 40.69
	5,992	5.77	$ 30.56	4,146	$ 28.34

The maximum number of shares reserved for use in all company restricted stock, stock equivalent and stock incentive plans totals 13.6 million. The total number of shares, including restricted and equivalent stock shares, and stock options that have been awarded under these plans as of June 30, 2003, is approximately 10.5 million. No stock options have expired unexercised to date.

14. Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $9.2 million in 2003 ($9.2 million in 2002 and $8.7 million in 2001). Minimum rental commitments at June 30, 2003, under all noncancelable operating leases due in succeeding fiscal years are:

Years ended June 30
(In thousands)
2004	$8,930
2005	8,600
2006	8,434
2007	7,557
2008	6,473
Later years	22,035
Total amounts payable	$62,029

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use, and therefore not included in the Consolidated Financial Statements, in the amount of $55.8 million at June 30, 2003 ($58.9 million at June 30, 2002). The fair values of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, were $48.5 million and $52.1 million at June 30, 2003 and 2002, respectively.

The broadcast rights payments due in succeeding fiscal years are:

Years ended June 30	Recorded Commitments	Unavailable Rights
(In thousands)
2004	$23,060	$14,230
2005	13,860	13,402
2006	6,838	13,481
2007	816	6,980
2008	--	4,045
Later years	--	3,626
Total amounts payable	$44,574	$55,764

The Company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position or liquidity.

15. Other Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net earnings as well as items of other comprehensive income.

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2000	$(637)	$(139)	$--	$(776)

Current-year adjustments, pre-tax	(166)	14	(5,849)	(6,001)
Tax benefit (expense)	55	(9)	2,281	2,327
Other comprehensive (loss) income	(111)	5	(3,568)	(3,674)
Cumulative effect of change in accounting principle (net of taxes)	--	--	2,483	2,483
Balance at June 30, 2001	$(748)	$(134)	$(1,085)	$(1,967)

Current-year adjustments, pre-tax	23	(354)	(231)	(562)
Tax benefit (expense)	(9)	138	90	219
Other comprehensive income (loss)	14	(216)	(141)	(343)
Balance at June 30, 2002	$(734)	$(350)	$(1,226)	$(2,310)

Current-year adjustments, pre-tax	333	573	340	1,246
Tax expense	(130)	(223)	(133)	(486)
Other comprehensive income	203	350	207	760
Balance at June 30, 2003	$(531)	$--	$(1,019)	$(1,550)

16. Financial Information about Industry Segments

Meredith is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the Company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. The publishing segment information includes the effect of the acquisition of the American Baby Group in December 2002. The broadcasting segment includes the operations of 11 network-affiliated television stations. The broadcasting segment information includes the effect of the acquisition of KPTV and the disposition of WOFL-TV and WOGX-TV in June 2002. Virtually all of the Company's revenues are generated and assets reside within the United States. There are no material intersegment transactions.

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

The adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002 had a significant effect on the amortization expense and operating profit of the broadcasting segment, and to a lesser extent the publishing segment. See Note 2.

A significant noncash item included in segment operating costs, other than depreciation and amortization of fixed and intangible assets, is the amortization of broadcast rights in the broadcasting segment. Broadcast rights amortization totaled $37.3 million in fiscal 2003, $40.1 million in fiscal 2002 and $44.1 million in fiscal 2001.

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

Expenditures for long-lived assets other than capital expenditures in the publishing segment included the acquisition of the American Baby Group in December 2002 for $117.6 million. Expenditures for long-lived assets other than capital expenditures in the broadcasting segment included the acquisition of one television station in exchange for two of Meredith's television stations in June 2002. This exchange resulted in net additions to broadcasting segment long-lived assets of $69.4 million.

The following table presents financial information by segment:
Years ended June 30	2003	2002	2001
(In thousands)
Revenues
Publishing	$808,049	$733,251	$773,175
Broadcasting	272,055	254,578	270,276
Total revenues	$1,080,104	$987,829	$1,043,451

Operating Profit
Publishing	$139,306	$117,023	$132,815
Broadcasting	63,859	20,186	34,683
Unallocated corporate	(25,846)	(19,360)	(15,566)
Nonrecurring items	--	--	(25,308)
Income from operations	$177,319	$117,849	$126,624

Depreciation/amortization
Publishing	$11,685	$11,441	$8,983
Broadcasting	16,711	39,639	40,034
Unallocated corporate	3,047	2,560	2,555
Total depreciation/amortization	$31,443	$53,640	$51,572

Assets
Publishing	$428,054	$297,732	$310,066
Broadcasting	913,237	1,054,470	1,011,483
Unallocated corporate	95,430	108,062	116,198
Total assets	$1,436,721	$1,460,264	$1,437,747

Capital expenditures
Publishing	$3,919	$4,991	$10,642
Broadcasting	18,643	12,270	24,745
Unallocated corporate	4,083	6,104	20,580
Total capital expenditures	$26,645	$23,365	$55,967

17. Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share)
Revenues
Publishing	$185,868	$170,927	$220,800	$230,454	$808,049
Broadcasting	64,194	80,784	57,376	69,701	272,055
Total revenues	$250,062	$251,711	$278,176	$300,155	$1,080,104
Operating Profit
Publishing	$28,938	$17,402	$46,551	$46,415	$139,306
Broadcasting	11,320	27,143	7,311	18,085	63,859
Unallocated corporate expense	(5,100)	(6,252)	(5,912)	(8,582)	(25,846)
Income from operations	$35,158	$38,293	$47,950	$55,918	$177,319
Earnings before
cumulative effect of change
in accounting principle	$16,460	$19,321	$25,488	$29,799	$91,068
Net (loss) earnings	$(69,289)	$19,321	$25,488	$29,799	$5,319
Basic earnings per share
Before cumulative effect of
change in accounting principle	$0.33	$0.39	$0.51	$0.60	$1.84
Net (loss) earnings	$(1.40)	$0.39	$0.51	$0.60	$0.11
Diluted earnings per share
Before cumulative effect of
change in accounting principle	$0.32	$0.38	$0.50	$0.58	$1.78
Net (loss) earnings	$(1.36)	$0.38	$0.50	$0.58	$0.10
Dividends per share	$0.090	$0.090	$0.095	$0.095	$0.370

Fiscal 2003

First quarter results included a charge for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, Accounting for Goodwill and Intangible Assets, of $139.9 million ($85.7 million after tax), or $1.68 per diluted share (Note 2).

Second quarter results included nonoperating expense of $0.3 million for the write-off of an investment in a start-up technology company, net of a gain related to final post closing adjustments on the June 2002 exchange of two Florida television stations for KPTV-Portland (Note 3).

Fourth quarter results included nonoperating expense of $1.3 million for a loss on the sale of a subsidiary, net of insurance proceeds (Note 3).

As a result of rounding and share repurchases made during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

Year ended June 30, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share)
Revenues
Publishing	$180,155	$158,954	$197,394	$196,748	$733,251
Broadcasting	56,354	69,011	58,801	70,412	254,578
Total revenues	$236,509	$227,965	$256,195	$267,160	$987,829
Operating Profit
Publishing	$25,536	$13,768	$40,700	$37,019	$117,023
Broadcasting	59	10,357	781	8,989	20,186
Unallocated corporate expense	(4,309)	(4,613)	(5,803)	(4,635)	(19,360)
Income from operations	$21,286	$19,512	$35,678	$41,373	$117,849
Net earnings	$8,663	$8,704	$17,884	$56,130	$91,381
Basic earnings per share	$0.17	$0.18	$0.36	$1.13	$1.85
Diluted earnings per share	$0.17	$0.17	$0.35	$1.10	$1.79
Dividends per share	$0.085	$0.085	$0.090	$0.090	$0.350

Fiscal 2002

Second quarter results included nonoperating income of $2.0 million for proceeds from the demutualization of an insurance company with which Meredith holds policies (Note 3).

Fourth quarter results included nonoperating income of $61.8 million for the gain from the disposition of WOFL-TV, serving Orlando, FL, and WOGX-TV, serving Ocala/Gainesville, FL. In exchange for these two television stations, Meredith acquired KPTV, serving Portland, OR (Note 4).

Fourth quarter results included a charge in interest expense of $3.5 million due to the discontinuation of hedge accounting for a portion of Meredith's interest rate swap contracts (Note 8).

Fourth quarter broadcasting operating profit included expense of $3.7 million for the write-down of certain programming rights to net realizable value.

As a result of rounding and share repurchases made during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

ELEVEN - YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA
Meredith Corporation and Subsidiaries

Years ended June 30	2003	2002	2001	2000	1999	1998
($ in thousands except per share)
Results of operations
Revenues	$1,080,104	$987,829	$1,043,451	$1,089,470	$1,029,804	$1,004,922
Costs and expenses	871,342	816,340	839,947	852,688	814,634	815,581
Depreciation and amortization	31,443	53,640	51,572	52,349	44,083	36,840
Nonrecurring items	--	--	25,308	23,096	--	--
Income from operations	177,319	117,849	126,624	161,337	171,087	152,501
Nonoperating (expense) income	(1,551)	63,812	21,477	--	2,375	--
Net interest (expense) income	(27,209)	(32,589)	(31,901)	(33,751)	(21,287)	(13,387)
Income taxes	(57,491)	(57,691)	(44,928)	(56,556)	(62,518)	(59,256)
Earnings from continuing
operations	91,068	91,381	71,272	71,030	89,657	79,858
Discontinued operations	--	--	--	--	--	--
Cumulative effect of change in
accounting principle	(85,749)	--	--	--	--	--
Net earnings (loss)	$5,319	$91,381	$71,272	$71,030	$89,657	$79,858
Basic per share information
Earnings from continuing operations	$1.84	$1.85	$1.43	$1.38	$1.72	$1.51
Discontinued operations	--	--	--	-	-	-
Cumulative effect of change in
accounting principle	(1.73)	--	--	-	-	-
Net earnings (loss)	$0.11	$1.85	$1.43	$1.38	$1.72	$1.51
Diluted per share information
Earnings from continuing operations	$1.78	$1.79	$1.39	$1.35	$1.67	$1.46
Discontinued operations	--	--	--	--	--	--
Cumulative effect of change in
accounting principle	(1.68)	--	--	--	--	--
Net earnings (loss)	$0.10	$1.79	$1.39	$1.35	$1.67	$1.46
(In thousands)
Average diluted shares outstanding	51,093	50,921	51,354	52,774	53,761	54,603
Other per share information
Dividends	$0.37	$0.35	$0.33	$0.31	$0.29	$0.27
Stock price-high	$47.75	$45.00	$38.97	$42.00	$48.50	$46.94
Stock price-low	$33.42	$26.50	$26.75	$22.37	$26.69	$26.75
Financial Position at June 30
Current assets	$268,429	$272,211	$291,082	$288,799	$256,175	$246,801
Working capital	$(28,770)	$(35,195)	$(80,324)	$(69,902)	$(87,940)	$(100,068)
Net assets of discontinued operations	$--	$--	$--	$-	$-	$-
Total assets	$1,436,721	$1,460,264	$1,437,747	$1,439,773	$1,423,396	$1,065,989
Long-term obligations
(including current portion)	$419,574	$429,331	$505,758	$541,146	$564,573	$244,607
Shareholders' equity	$500,765	$507,717	$447,908	$422,509	$413,305	$378,013

Number of employees at June 30	2,633	2,569	2,616	2,703	2,642	2,559

Comparable Basis Reporting[1]
Earnings from continuing operations
as reported	$91,068	$91,381	$71,272	$71,030	$89,657	$79,858
Adjustment for SFAS No. 142:
add back amortization, net of tax	--	15,720	15,844	16,249	12,509	10,011
Adjusted income from continuing
operations	$91,068	$107,101	$87,116	$87,279	$102,166	$89,869
Adjusted income from continuing
operations: per basic/diluted share	$1.84/1.78	$2.16/2.10	$1.74/1.70	$1.70/1.65	$1.96/1.90	$1.70/1.65
1.	Comparable basis reporting assumes the provisions of SFAS No. 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods. See Note 2 of the "Notes to Consolidated Financial Statements."

ELEVEN - YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA (continued)
Meredith Corporation and Subsidiaries

Years ended June 30	1997	1996	1995	1994	1993
($ in thousands except per share)
Results of operations
Revenues	$850,702	$864,676	$826,194	$741,100	$718,190
Costs and expenses	713,034	742,041	734,475	670,898	665,453
Depreciation and amortization	22,997	25,130	19,017	16,942	16,872
Nonrecurring items	--	--	--	7,384	--
Income from operations	114,671	97,505	72,702	45,876	35,865
Nonoperating (expense) income	--	5,898	--	11,997	--
Net interest (expense) income	3,756	(3,347)	6,894	1,529	1,205
Income taxes	(50,835)	(45,399)	(35,398)	(26,929)	(15,629)
Earnings from continuing
operations	67,592	54,657	44,198	32,473	21,441
Discontinued operations	27,693	(717)	(4,353)	(5,319)	(2,815)
Cumulative effect of change in
accounting principle	--	--	(46,160)	--	--
Net earnings (loss)	$95,285	$53,940	$(6,315)	$27,154	$18,626
Basic per share information
Earnings from continuing operations	$1.26	$1.00	$0.81	$0.57	$0.35
Discontinued operations	0.52	(0.02)	(0.07)	(0.09)	(0.04)
Cumulative effect of change in
accounting principle	--	--	(0.86)	--	--
Net earnings (loss)	$1.78	$0.98	$(0.12)	$0.48	$0.31
Diluted per share information
Earnings from continuing operations	$1.22	$0.97	$0.79	$0.57	$0.35
Discontinued operations	0.50	(0.01)	(0.07)	(0.09)	(0.04)
Cumulative effect of change in
accounting principle	--	--	(0.83)	--	--
Net earnings (loss)	$1.72	$0.96	$(0.11)	$0.48	$0.31
(In thousands)
Average diluted shares outstanding	55,522	56,391	55,508	56,730	61,066
Other per share information
Dividends	$0.24	$0.21	$0.19	$0.17	$0.16
Stock price-high	$29.37	$24.37	$13.50	$11.41	$9.00
Stock price-low	$19.69	$11.75	$10.62	$8.37	$5.47
Financial Position at June 30
Current assets	$337,208	$210,676	$250,598	$290,177	$282,630
Working capital	$59,248	$(68,831)	$(28,436)	$27,766	$10,018
Net assets of discontinued operations	$-	$88,051	$88,097	$90,579	$95,672
Total assets	$760,433	$733,692	$743,796	$679,813	$716,716
Long-term obligations
(including current portion)	$17,032	$71,482	$102,259	$10,801	$15,867
Shareholders' equity	$326,649	$261,516	$241,050	$257,761	$284,096

Number of employees at June 30	2,102	2,234	2,400	2,194	2,335

Comparable Basis Reporting[1]
Earnings from continuing operations
as reported	$67,592	$54,657	$44,198	$32,473	$21,441
Adjustment for SFAS No. 142:
add back amortization, net of tax	4,918	3,489	3,546	2,692	2,960
Adjusted income from continuing
operations	$72,510	$58,146	$47,744	$35,165	$24,401
Adjusted income from continuing
operations: per basic/diluted share	$1.35/1.31	$1.06/1.03	$0.87/0.86	$0.62/0.62	$0.40/0.40
1.	Comparable basis reporting assumes the provisions of SFAS No. 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods. See Note 2 of the "Notes to Consolidated Financial Statements."

NOTES TO ELEVEN - YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

General

Prior years are reclassified to conform with the current-year presentation.

Significant acquisitions occurred: in December 2002 with the acquisition of the American Baby Group; in June 2002 with the exchange of WOFL and WOGX for KPTV; in March 1999 with the acquisition of WGCL; in September 1997 with the acquisition of WFSB; in July 1997 with the purchase of KPDX, WHNS and KFXO; and in January 1995 with the purchase of WSMV.

Data has been adjusted to reflect two-for-one stock splits in March 1997 and March 1995.

Long-term obligations include broadcast rights payable and Company debt associated with continuing operations.

Shareholders' equity includes temporary equity where applicable.

Earnings from continuing operations

Fiscal 2003 nonoperating expense primarily represented a loss on the sale of stock of Craftways Corporation, a wholly-owned publishing subsidiary.

Fiscal 2002 nonoperating income primarily represented a gain from the disposition of the Orlando and Ocala television stations.

Fiscal 2001 nonrecurring items primarily represented charges for employment reduction programs and Internet investment write-offs. Nonoperating income represented a gain from the disposition of Golf for Women magazine.

Fiscal 2000 nonrecurring items represented charges for asset write-downs, contractual obligations and personnel costs associated with the decision to exit certain publishing operations and other restructuring activities.

Fiscal 1999 nonoperating income represented a gain from the sale of the real estate operations.

Fiscal 1996 nonoperating income represented a gain from the sale of three book clubs.

Fiscal 1995 included interest income of $8.6 million from the IRS for the settlement of the Company's 1986 through 1990 tax years.

Fiscal 1994 nonrecurring items represented charges for broadcasting film write-downs and taxes on disposed properties. Nonoperating income represented a gain from the disposition of the Syracuse and Fresno television properties.

Discontinued operations

Fiscal years 1993 through 1997 include the results of the Company's former cable television operation reflected as a discontinued operation.

Fiscal 1997 included an after-tax gain from the disposition of the Company's remaining interest in the cable television operation.

Fiscal 1996 reflected cable net losses through the measurement date of September 30, 1995.

Fiscal 1995 included an after-tax gain from the disposition of a cable property.

Changes in accounting principles

Fiscal 2003 reflected the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Fiscal 1995 reflected the adoption of Practice Bulletin 13, Direct-Response Advertising and Probable Future Benefits.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Meredith Corporation and Subsidiaries

		Additions
Those reserves which are deducted in the Consolidated Financial Statements from Receivables:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2003
Reserve for doubtful accounts	$7,904	$3,236	$--	$(3,681)	$7,459
Reserve for returns	7,234	16,402	--	(17,273)	6,363
Total	$15,138	$19,638	$--	$(20,954)	$13,822
Fiscal year ended June 30, 2002
Reserve for doubtful accounts	$8,564	$3,366	$174	$(4,200)	$7,904
Reserve for returns	6,269	19,337	--	(18,372)	7,234
Total	$14,833	$22,703	$174	$(22,572)	$15,138
Fiscal year ended June 30, 2001
Reserve for doubtful accounts	$8,089	$4,743	$--	$(4,268)	$8,564
Reserve for returns	6,279	12,258	--	(12,268)	6,269
Total	$14,368	$17,001	$--	$(16,536)	$14,833

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 10, 2003, under the caption "Election of Directors" and in Part I of this Form 10-K on page 13 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 10, 2003, under the captions "Compensation of Executive Officers," "Retirement Programs and Employment Agreements" and "Board Committees, Meetings and Compensation - Compensation of the Board" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 10, 2003, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The following table sets forth information with respect to the Company's common stock that may be issued under all equity compensation plans of the Company in existence as of June 30, 2003. All of the equity compensation plans for which information is included in the following table have been approved by shareholders.
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	6,123,447	$ 30.48	3,035,354
Equity compensation plans not approved by shareholders	None	NA	None
Total	6,123,447	$ 30.48	3,035,354

NA - Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 10, 2003, under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-K, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 33 (Item 8).

(a)	Financial Statements, Financial Statement Schedules and Exhibits

	1.	Financial Statements
Independent Auditors' Report
Consolidated Balance Sheets as of June 30, 2003 and 2002
Consolidated Statements of Earnings for the years ended June 30, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Eleven-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2003, 2002 and 2001
Schedule II - Valuation and Qualifying Accounts

All other Schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the consolidated financial statements or notes thereto, or are not significant in amount.

	3.	Exhibits
Certain of the exhibits to this Form 10-K are incorporated herein by reference, as specified:
(See Index to Attached Exhibits on page E-1 of this Form 10-K.)

		3.1	The Company's Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

		3.2	The Restated Bylaws, as amended.

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

10.1

Amendment to the Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.*

10.2

Agreement dated February 25, 1999, between Meredith Corporation and William T. Kerr regarding conversion of restricted stock award shares into stock equivalents is incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.*

10.3	Meredith Corporation Management Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.*

10.4	Employment Agreement dated February 1, 2001, between Meredith Corporation and William T. Kerr.*

10.5

Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.*

10.6

Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996. Amendment to the aforementioned plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.*

10.7

Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 1993.*

10.8

1992 Meredith Corporation Stock Incentive Plan effective August 12, 1992, is incorporated herein by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.*

10.9

Meredith Corporation 1996 Stock Incentive Plan effective August 14, 1996, is incorporated herein by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders on November 11, 1996. Amendment to the aforementioned plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.*

10.10

Indemnification Agreement in the form entered into between the Company and its officers and directors is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 1988.*

10.11

Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.*

10.12

Receivables Sale Agreement dated as of April 9, 2002 among Meredith Corporation, as Sole Initial Originator and Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation), as buyer, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

10.13

Receivables Purchase Agreement dated as of April 9, 2002 among Meredith Funding Corporation, as Seller; Meredith Corporation, as Servicer; Falcon Asset Securitization Corporation; The Financial Institutions from time to time party hereto and Bank One, N.A. (Main Office Chicago), as Agent, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

	10.14	Meredith Corporation Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002.*

	10.15	Employment Agreement dated November 9, 2001, between Meredith Corporation and Kevin P. O'Brien.*

	10.16	Employment Agreement dated June 20, 2003, between Meredith Corporation and John H. (Jack) Griffin, Jr.*

	10.17	Amended and Restated Replacement Benefit Plan effective January 1, 2001.*

	10.18	Amended and Restated Supplemental Benefit Plan effective January 1, 2001.*

	21	Subsidiaries of the Registrant

	23	Consent of Independent Auditors

	31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

During the fourth quarter of fiscal 2003, the Company filed a report on Form 8-K on April 29, 2003, reporting under Item 9 and providing under Item 7 the text of a news release dated April 29, 2003, reporting earnings for the third fiscal quarter and nine months ended March 31, 2003. The Company also filed a report on Form 8-K on April 29, 2003, reporting under Item 9 and providing under Item 7 the script of a conference call held with analysts concerning the news release dated April 29, 2003.

Also during the fourth quarter of fiscal 2003, the Company filed a report on Form 8-K on June 24, 2003, reporting under Item 5 and providing under Item 7 the text of a management presentation at the Mid-Year Media Review conference on June 24, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
By /s/ John S. Zieser
John S. Zieser, Vice President- Corporate and Employee Services/General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suku V. Radia	/s/ William T. Kerr
Suku V. Radia, Vice President- Chief Financial Officer (Principal Accounting and Financial Officer)	William T. Kerr, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Herbert M. Baum	/s/ Mary Sue Coleman
Herbert M. Baum, Director	Mary Sue Coleman, Director

/s/ Frederick B. Henry	/s/ Joel W. Johnson
Frederick B. Henry, Director	Joel W. Johnson, Director

/s/ Robert E. Lee	/s/ David Londoner
Robert E. Lee, Director	David Londoner, Director

/s/ Philip A. Marineau	/s/ Mell Meredith Frazier
Philip A. Marineau, Director	Mell Meredith Frazier, Director

/s/ Charles D. Peebler, Jr.	/s/ Nicholas L. Reding
Charles D. Peebler, Jr., Director	Nicholas L. Reding, Director

Each of the above signatures is affixed as of September 18, 2003.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

3.2	The Restated Bylaws, as amended.

10.4	Employment Agreement dated February 1, 2001, between Meredith Corporation and William T. Kerr.

10.15	Employment Agreement dated November 9, 2001, between Meredith Corporation and Kevin P. O'Brien.

10.16	Employment Agreement dated June 20, 2003, between Meredith Corporation and John H. (Jack) Griffin, Jr.

10.17	Amended and Restated Replacement Benefit Plan effective January 1, 2001.

10.18	Amended and Restated Supplemental Benefit Plan effective January 1, 2001.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

HIGHLIGHTS
Click here for Table of Contents

DESCRIPTION OF BUSINESS
Publishing
Broadcasting

EXECUTIVE OFFICERS

MANAGEMENT'S DISCUSSION AND ANALYSIS

QUANTITATIVE AND QUALITATIVE DISCLOSURES

FINANCIAL STATEMENTS:
Independent Auditors' Report
Balance Sheets
Statements of Earnings
Statements of Cash Flows
Statements of Shareholders' Equity
Notes
Eleven-Year Financial History

INDEX TO ATTACHED EXHIBITS