Form 10-Q
period 2003-09-30
MEREDITH CORP
filed 2003-11-14
CIK 65011

click here for HIGHLIGHTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at October 31, 2003
Common shares	40,254,703
Class B shares	9,912,631
Total common and class B shares	50,167,334

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	(Unaudited)
	September 30	June 30
Assets	2003	2003
(In thousands)
Current assets
Cash and cash equivalents	$9,403	$22,294
Accounts receivable, net	160,036	144,717
Inventories	35,055	27,148
Current portion of subscription acquisition costs	42,317	46,050
Current portion of broadcast rights	27,084	15,366
Other current assets	16,313	12,854
Total current assets	290,208	268,429
Property, plant and equipment	386,832	380,797
Less accumulated depreciation	(186,428)	(179,313)
Net property, plant and equipment	200,404	201,484
Subscription acquisition costs	31,201	33,464
Broadcast rights	11,619	9,252
Other assets	49,261	49,038
Intangibles, net	683,096	683,223
Goodwill	191,032	191,831
Total assets	$1,456,821	$1,436,721

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
	(Unaudited)
	September 30	June 30
Liabilities and Shareholders' Equity	2003	2003
(In thousands except share data)
Current liabilities
Current portion of long-term broadcast rights payable	$33,968	$23,060
Accounts payable	47,429	38,907
Accrued taxes and expenses	87,912	96,605
Current portion of unearned subscription revenues	142,465	138,627
Total current liabilities	311,774	297,199
Long-term debt	355,000	375,000
Long-term broadcast rights payable	25,135	21,514
Unearned subscription revenues	119,950	122,275
Deferred income taxes	77,589	71,979
Other noncurrent liabilities	51,630	47,989
Total liabilities	941,078	935,956
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000,000 shares; none issued	-	-
Common stock, par value $1 per share
Authorized 80,000,000 shares; issued and outstanding 40,269,684 shares at September 30, 2003 (excluding 28,888,314 shares held in treasury) and 40,180,529 shares at June 30, 2003 (excluding 28,788,285 shares held in treasury) ..	40,270	40,181
Class B stock, par value $1 per share, convertible to
common stock
Authorized 15,000,000 shares; issued and outstanding 9,915,246 shares at September 30, 2003 and 9,968,534 shares at June 30, 2003	9,915	9,969
Additional paid-in capital	4,954	5,038
Retained earnings	463,998	448,964
Accumulated other comprehensive loss	(1,230)	(1,550)
Unearned compensation	(2,164)	(1,837)
Total shareholders' equity	515,743	500,765
Total liabilities and shareholders' equity	$1,456,821	$1,436,721

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Loss) - Unaudited

	Three Months Ended September 30
	2003	2002
(In thousands except per share data)
Revenues
Advertising	$164,867	$149,071
Circulation	60,631	62,838
All other	47,172	38,153
Total revenues	272,670	250,062
Operating costs and expenses
Production, distribution and editorial	123,051	110,235
Selling, general and administrative	104,038	97,514
Depreciation and amortization	7,479	7,155
Total operating costs and expenses	234,568	214,904
Income from operations	38,102	35,158
Interest income	49	198
Interest expense	(5,848)	(8,504)
Earnings before income taxes and cumulative
effect of change in accounting principle	32,303	26,852
Income taxes	12,502	10,392
Earnings before cumulative effect of
change in accounting principle	19,801	16,460
Cumulative effect of change in accounting
principle, net of taxes	-	(85,749)
Net earnings (loss)	$19,801	$(69,289)

Basic earnings (loss) per share
Before cumulative effect of change in accounting principle	$0.39	$0.33
Cumulative effect of change in accounting principle	-	(1.73)
Net basic earnings (loss) per share	$0.39	$(1.40)
Basic average shares outstanding	50,179	49,494

Diluted earnings (loss) per share
Before cumulative effect of change in accounting principle	$0.38	$0.32
Cumulative effect of change in accounting principle	-	(1.68)
Net diluted earnings (loss) per share	$0.38	$(1.36)
Diluted average shares outstanding	51,557	50,891

Dividends paid per share	$0.095	$0.090

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Class B	Paid-in	Retained	Comprehensive	Unearned
(In thousands)	Stock	Stock	Capital	Earnings	Loss	Compensation	Total
Balance at June 30, 2003	$40,181	$9,969	$5,038	$448,964	$(1,550)	$(1,837)	$500,765

Net earnings	-	-	-	19,801	-	-	19,801
Other comprehensive income, net of tax	-	-	-	-	320	-	320
Total comprehensive income							20,121

Stock issued under various incentive
plans, net of forfeitures	135	-	3,561	-	-	(577)	3,119
Purchases of Company stock	(100)	-	(4,606)	-	-	-	(4,706)
Conversion of class B to common stock	54	(54)	-	-	-	-	-

Dividends paid, 9.5 cents per share
Common stock	-	-	-	(3,825)	-	-	(3,825)
Class B stock	-	-	-	(942)	-	-	(942)

Restricted stock amortized to operations	-	-	-	-	-	250	250
Tax benefit from incentive plans	-	-	961	-	-	-	961

Balance at September 30, 2003	$40,270	$9,915	$4,954	$463,998	$(1,230)	$(2,164)	$515,743

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

Three Months ended September 30	2003	2002
(In thousands)
Cash flow from operating activities
Net earnings (loss)	$19,801	$(69,289)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation	7,352	7,091
Amortization	127	64
Interest rate swap adjustments	(1,130)	1,349
Amortization of broadcast rights	8,662	8,786
Payments for broadcast rights	(8,272)	(6,612)
Cumulative effect of accounting change, net of taxes	-	85,749
Changes in assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(14,375)	(6,040)
Inventories	(7,907)	1,225
Supplies and prepayments	(3,413)	(4,316)
Subscription acquisition costs	5,996	7,422
Other assets	48	597
Accounts payable	8,376	(3,247)
Accruals	(7,253)	(2,832)
Unearned subscription revenues	1,513	(330)
Deferred income taxes	6,536	6,645
Other noncurrent liabilities	3,891	2,982
Net cash provided by operating activities	19,952	29,244
Cash flows from investing activities
Additions to property, plant and equipment	(6,289)	(8,581)
Other	(200)	(2,000)
Net cash used by investing activities	(6,489)	(10,581)
Cash flows from financing activities
Long-term debt incurred	20,000	--
Repayment of long-term debt	(40,000)	(20,000)
Proceeds from common stock issued	3,119	2,503
Purchases of Company stock	(4,706)	(8,177)
Dividends paid	(4,767)	(4,450)
Net cash used by financing activities	(26,354)	(30,124)

Net decrease in cash and cash equivalents	(12,891)	(11,461)
Cash and cash equivalents at beginning of period	22,294	28,225
Cash and cash equivalents at end of period	$9,403	$16,764

See accompanying Notes to Interim Condensed Consolidated Financial Statements

MEREDITH CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies

a. General

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring basis. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Readers are referred to the company's Form 10-K for the year ended June 30, 2003 for complete financial statements and related notes. Certain prior-year amounts have been reclassified to conform with current-year presentation.

b. Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance and other assumptions, as appropriate. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based on historical experience and current marketplace conditions; and pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected return on plan assets, and rates of increase in compensation and healthcare costs. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

c. Stock-based compensation

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

	Three Months
	Ended September 30
	2003	2002
(In thousands except per share data)
Net earnings (loss), as reported	$19,801	$(69,289)
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	153	120
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,713)	(1,684)
Pro forma net earnings (loss)	$18,241	$(70,853)
Earnings per share
Basic - as reported	$0.39	$(1.40)
Basic - pro forma	$0.36	$(1.43)
Diluted - as reported	$0.38	$(1.36)
Diluted - pro forma	$0.35	$(1.39)

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

d. Earnings per share

The following table presents the calculations of earnings per share:

	Three Months
	Ended September 30
	2003	2002
(In thousands except per share)
Earnings before cumulative effect of change in accounting principle	$19,801	$16,460

Basic average shares outstanding	50,179	49,494
Dilutive effect of stock options	1,378	1,397
Diluted average shares outstanding	51,557	50,891
Earnings per share before cumulative effect of change in accounting principle
Basic	$0.39	$0.33
Diluted	$0.38	$0.32

Antidilutive options excluded from the above calculations totaled 2,000 options at September 30, 2003 (with a weighted average exercise price of $47.28) and 346,000 options at September 30, 2002 (with a weighted average exercise price of $41.61).

Options to purchase 114,000 shares were exercised during the three months ended September 30, 2003 (136,000 options were exercised in the three months ended September 30, 2002).

e. Special-purpose entities

Meredith does not have any off-balance sheet arrangements. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's Condensed Consolidated Financial Statements.

2.  Change in Accounting Principle

Meredith adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. SFAS No. 142 also establishes requirements for the periodic impairment review of goodwill and intangible assets with indefinite lives. Reviews are based on a fair-value approach as described in SFAS No. 142, which required an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption. This initial review resulted in transitional impairment losses of $139.9 million ($85.7 million after-tax), or $1.68 per diluted share. This charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The impairment losses related to certain television Federal Communication Commission (FCC) licenses/network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The fair values of the FCC licenses/network affiliation agreements and goodwill were determined by developing discounted cash flow analyses. The impairments were primarily the result of lower revenues and cash flows at television station WGCL-TV in Atlanta as compared to the projections on which the purchase price was based.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Nonrecurring Items

In response to a weakening economy and a widespread advertising downturn in fiscal 2001, management took steps to reduce the number of Meredith employees, including a one-time, voluntary early retirement program. Other selective workforce reductions were achieved through attrition, realignments and job eliminations. Approximately 200 positions were eliminated in fiscal 2001 and early fiscal 2002. The company also wrote-off certain Internet investments. These actions were the primary factors in a fiscal 2001 fourth-quarter nonrecurring charge of $25.3 million for personnel costs ($18.4 million), asset write-downs and other ($8.2 million), offset by the reversal of excess accruals ($1.3 million). The accrual balance remaining was $1.3 million at June 30, 2003. Details of the activities affecting the accrual since that date follow:

(In thousands)
Restructuring accrual at June 30, 2003	$1,322
Payments	(135)
Restructuring accrual at September 30, 2003	$1,187

Payments made during the quarter were for enhanced retirement benefits. These payments will continue for approximately five years.

4.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 23 percent are under the LIFO method at September 30, 2003 and 30 percent at June 30, 2003.

	September 30	June 30
	2003	2003
(In thousands)
Raw materials	$12,789	$8,745
Work in process	20,519	18,095
Finished goods	7,718	6,199
	41,026	33,039
Reserve for LIFO cost valuation	(5,971)	(5,891)
Inventories	$35,055	$27,148

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	September 30, 2003			June 30, 2003
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing Group
Noncompete agreements	$ 2,534	$(510)	$2,024	$ 2,534	$(383)	$2,151
Customer lists	1,863	(1,863)	-	1,863	(1,863)	-
Total	$ 4,397	$(2,372)	2,024	$ 4,397	$(2,246)	2,151
Intangible assets not
subject to amortization
Publishing Group
Trademarks			48,131			48,131
Broadcasting Group
FCC licenses/network affiliation agreements			632,941			632,941
Total			681,072			681,072
Intangibles, net			$683,096			$683,223

Amortization expense for intangible assets was $0.1 million for the three months ended September 30, 2003. Annual amortization expense for intangible assets is expected to be as follows: $0.6 million in fiscal 2004, $0.6 million in fiscal 2005, $0.4 million in fiscal 2006, $0.3 million in fiscal 2007, and $0.1 million in fiscal 2008. The noncompete agreements are being amortized on a straight-line basis over periods of 3 or 5 years.

The changes in the carrying amounts of goodwill during the first quarter of fiscal 2004 and 2003 are as follows:

	Fiscal 2004			Fiscal 2003
(In thousands)	Publishing Group	Broadcasting Group	Total	Publishing Group	Broadcasting Group	Total

Balance at beginning of period	$110,852	$80,979	$191,831	$36,455	$ 184,193	$220,648
Impairment writedowns	-	-	-	-	(106,173)	(106,173)
Reclassified/other	(799)	-	(799)	-	3,678	3,678
Balance at end of period	$110,053	$80,979	$191,032	$36,455	$ 81,698	$118,153

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Meredith Funding Corporation

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At September 30, 2003, $149.7 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by Bank One, N.A. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (4.00 percent at September 30, 2003), from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's Condensed Consolidated Financial Statements. The asset-backed commercial paper facility renews annually in April. Meredith has the ability and the intent to renew the facility each year and, therefore, the principal is reflected as due on April 9, 2007, the facility termination date.

7.  Derivative Financial Instruments

At September 30, 2003, Meredith had interest rate swap contracts to pay fixed-rates of interest (average 5.3 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 1.1 percent) on $135.0 million notional amount of indebtedness. These contracts expire in June 2004. The average notional amount outstanding under the contracts is expected to be $132 million in fiscal 2004. The fair market value of the interest rate swap contracts was a liability of $4.0 million at September 30, 2003.

As a result of the debt refinancing completed in April 2002 and subsequent debt repayments, Meredith had interest rate swap contracts that no longer met the qualifications for hedge accounting. Those swap contracts were deemed to be ineffective and dedesignated as hedge contracts. Therefore, all changes in the fair market value of those contracts are recorded in interest expense. Changes in the fair market value of the dedesignated swaps resulted in a $1.1 million reduction of interest expense in the quarter ended September 30, 2003 compared with a $1.3 million increase in interest expense in the quarter ended September 30, 2002.

8.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net earnings as well as foreign currency translation adjustments and changes in the fair market value of interest rate swap contracts. Total comprehensive income (loss) (in thousands) for the three-month periods ended September 30, 2003 and 2002, was $20,121 and $(69,657), respectively.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.  Segment Information

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the Company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The broadcasting segment includes the operations of 11 network-affiliated television stations. There are no material intersegment transactions. There have been no changes in the basis of segmentation since June 30, 2003.

There are three principal financial measures reported to the chief executive officer for use in assessing segment performance and allocating resources. Those measures are operating profit, adjusted operating profit and earnings before interest, taxes, depreciation and amortization (EBITDA). Operating profit, disclosed below, is revenues less operating costs excluding any nonrecurring charges, nonoperating income, interest income and expense, and unallocated corporate expenses. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff and human resources administration expense. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Adjusted operating profit assumes the amortization provisions of SFAS No. 142, Goodwill and Other Intangible Assets, were effective for all periods reported. Segment EBITDA also excludes any nonrecurring charges, nonoperating income, and unallocated corporate expenses. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, adjusted operating profit and EBITDA are not presented below.

	Three Months
	Ended September 30
(In thousands)	2003	2002
Revenues
Publishing	$206,671	$185,868
Broadcasting	65,999	64,194
Total revenues	$272,670	$250,062

Operating profit
Publishing	$33,000	$28,938
Broadcasting	11,649	11,320
Unallocated corporate	(6,547)	(5,100)
Income from operations	$38,102	$35,158

Depreciation and amortization
Publishing	$2,519	$2,529
Broadcasting	4,288	4,120
Unallocated corporate	672	506
Total depreciation and amortization	$7,479	$7,155

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion presents the key factors that have affected the businesses of Meredith Corporation in the first quarters of fiscal 2004 and fiscal 2003. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the Company's Form 10-K for the fiscal year ended June 30, 2003.

FORWARD-LOOKING STATEMENTS

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

Factors that could adversely affect future results include but are not limited to downturns in national and/or local economies; a softening of the domestic advertising market; world, national or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss of one or more major clients; changes in consumer reading, purchase, and/or television viewing patterns; unanticipated increases in paper, postage, printing, or syndicated programming costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

ACQUISITION

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

NEW ACCOUNTING STANDARD

Meredith adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be reviewed at least annually for impairment. The provisions of SFAS No. 142 that pertain to the impairment of goodwill and intangible assets not being amortized have superceded the impairment related provisions in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, the impairment review was based generally on future undiscounted cash flows. Under SFAS No. 142, the impairment review must be based on a fair-value approach. The estimated fair values of these assets are determined by developing discounted future cash flow analyses.

SFAS No. 142 required an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption and another review later in the same fiscal year. The Company's initial review resulted in transitional impairment losses of $139.9 million ($85.7 million after tax), or $1.68 per diluted share. The impairment losses reflected the write-down of Federal Communication Commission (FCC) television licenses/network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The majority of the impaired assets related to the acquisition of television station WGCL-Atlanta in March 1999. The charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The subsequent annual review for impairment was performed as of May 31, 2003. No further adjustments were required as a result of that review.

USE OF NON-GAAP FINANCIAL MEASURES

Financial measures included in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not in accordance with generally accepted accounting principles (GAAP) are referred to as non-GAAP financial measures. While management believes these measures contribute to an understanding of the Company's financial performance, they should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Management uses and presents non-GAAP financial measures, along with GAAP results, to evaluate and communicate the performance of the Company and its segments. Management believes the non-GAAP financial measures provide an additional analytic tool to understand the Company's results from core operations and underlying trends. Management believes that adjusted earnings calculations are helpful in making period-to-period comparisons because they eliminate the effect of certain accounting changes. Each section of Management's Discussion and Analysis of Financial Condition and Results of Operations reporting non-GAAP financial measures includes reconciliations to the most directly comparable GAAP financial measures.

Meredith's primary use of non-GAAP financial measures relates to earnings before interest, taxes, depreciation, and amortization (EBITDA) which excludes nonoperating income (expense) and nonrecurring charges. Meredith's management uses EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of the Company's broadcasting segment. EBITDA is a common alternative measure of performance in the broadcasting industry and is used by investors and financial analysts. The calculation of EBITDA may vary between companies.

RESULTS OF OPERATIONS

CONSOLIDATED

Quarter ended September 30	2003	2002	Percent Change
(In thousands)
Total revenues	$272,670	$250,062	9%
Income from operations	$38,102	$35,158	8%
Earnings before cumulative effect of change in accounting principle	$19,801	$16,460	20%
Diluted earnings per share before cumulative effect of change in accounting principle	$0.38	$0.32	19%
Net earnings (loss)	$19,801	$(69,289)	NM
Diluted earnings (loss) per share	$0.38	$(1.36)	NM
NM-Not meaningful

Revenues
First quarter revenues increased 9 percent to $272.7 million from $250.1 million for the same quarter a year ago. Exclusive of the impact of the American Baby Group acquisition, first quarter revenues increased 4 percent reflecting higher advertising revenues and increased book and integrated marketing sales. Comparable advertising revenues increased 4 percent despite a $5.9 million decline in net political advertising revenues at the broadcasting stations due to the biennial nature of election campaigns.

Operating costs and expenses
Operating costs and expenses increased 9 percent from the prior first quarter. Exclusive of the impact of the American Baby Group acquisition, first quarter operating costs and expenses increased 5 percent. Comparable production, distribution, and editorial costs increased 8 percent primarily reflecting volume related increases in magazine paper and postage costs, book royalties and integrated marketing production costs. Comparable selling, general, and administrative expenses increased 2 percent reflecting investments in marketing and promotion activities in both publishing and broadcasting as well as higher employee costs and corporate governance expenses. Depreciation and amortization expenses increased slightly in the first quarter compared with the prior first quarter.

Interest
Net interest expense was $5.8 million compared with $8.3 million in the first quarter of fiscal 2003. The decrease resulted primarily from changes in the fair market value adjustments on interest rate swap contracts. Those adjustments resulted in a $1.1 million reduction in interest expense in the current quarter compared with a $1.3 million increase in interest expense in the prior first quarter.

Income taxes
The Company's effective tax rate for the quarter just ended and the previous first quarter was 38.7 percent.

Earnings and earnings per share
Fiscal 2004 first quarter net earnings were $19.8 million (38 cents per diluted share) compared with prior first quarter earnings before the cumulative effect of a change in accounting principle of $16.5 million (32 cents per diluted share). The earnings improvement reflected the addition of the American Baby Group, increased advertising revenues, higher operating profit from book sales, and lower interest expense.

Meredith recorded an after-tax charge of $85.7 million ($1.68 per diluted share) for the cumulative effect of a change in accounting principle in the first quarter of the prior fiscal year. The charge related to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Including that charge the Company recorded a net loss of $69.3 million ($1.36 per diluted share) in the fiscal 2003 first quarter.

SEGMENT INFORMATION

Publishing

Quarter ended September 30	2003	2002	Percent Change
(In thousands)
Advertising revenues	$100,611	$86,608	16%
Circulation revenues	$60,631	$62,838	(4)%
Other revenues	$45,429	$36,422	25%
Total revenues	$206,671	$185,868	11%

Operating profit	$33,000	$28,938	14%

Revenues
 Publishing revenues increased 11 percent to $206.7 million from $185.9 million in the first quarter of fiscal 2003 largely due to the acquisition of the American Baby Group in December 2002. Excluding the American Baby Group, revenues increased 4 percent reflecting higher revenues from magazine advertising, book sales and integrated marketing. To enhance comparability, the following discussions exclude revenues from the American Baby Group.

Comparable magazine advertising revenues increased 6 percent reflecting growth in the number of advertising pages sold. Most magazines reported higher advertising pages and revenues, with double-digit percentage growth in ad pages reported by Ladies' Home Journal, Country Home, Traditional Home, Midwest Living, and MORE magazines. The increase in revenues from additional advertising pages was partially offset by lower average revenues per page at many titles. The decline in average revenues per page reflects the difficult advertising marketplace and management's efforts to increase market share. Advertising categories showing strength in the quarter included home and building, cosmetics, food and beverages, pharmaceuticals and automobiles.

Comparable magazine circulation revenues decreased 4 percent from the prior first quarter. The decline reflected lower average subscription revenue per copy at several titles due to an increase in the term of direct mail offers and lower newsstand sales of Special Interest Publications due to industrywide weakness at the newsstand and fewer issues on sale in the current quarter.

Comparable other publishing revenues increased 17 percent from the prior first quarter due to strong growth in book sales and higher revenues from integrated marketing operations. Book revenues increased approximately 25 percent largely due to the release of three books based on The Learning Channel® cable network's popular Trading Spaces® decorating show. The increase in integrated marketing revenues resulted from new business growth.

Operating costs
 Publishing operating costs including the American Baby Group increased 11 percent compared with the prior first quarter. Excluding the American Baby Group, the increase was approximately 5 percent. The increase in comparable costs reflected volume related increases in magazine paper and postage costs, book royalties and integrated marketing production costs. In addition average paper prices increased approximately 3 percent and employee compensation, marketing and editorial costs were up. The increase in marketing and editorial costs reflected investments in a brand awareness campaign and special design projects that will benefit several titles. These cost increases were partially offset by lower subscription acquisition costs.

Operating profit
 Publishing operating profit was $33.0 million in the fiscal 2004 first quarter, up 14 percent from $28.9 million in the prior first quarter primarily reflecting the addition of operating profit from the American Baby Group and higher book operating profit.

Broadcasting

Quarter ended September 30	2003	2002	Percent Change
(In thousands)
Advertising revenues	$64,256	$62,463	3%
Other revenues	$1,743	$1,731	1%
Total revenues	$65,999	$64,194	3%

Operating profit	$11,649	$11,320	3%

Revenues
 First quarter broadcasting revenues were $66.0 million, up 3 percent from $64.2 million reported for the same quarter a year ago. The increase in revenues was achieved in spite of net political advertising revenues declining from $6.3 million in the prior-year quarter to $0.4 million in the current quarter due to the biennial nature of election campaigns. Political revenues displace a certain amount of nonpolitical advertising revenues and therefore are not entirely incremental. The increase in nonpolitical advertising revenues reflected growth in both local and, to a lesser extent, national advertising. The increase in revenues was widespread among the Company's stations with most stations reporting higher advertising revenues.

Operating costs

Operating costs increased 3 percent. The cost increase resulted primarily from investments in marketing programs, higher legal expenses and higher production costs related to additional sports programming in certain markets. These costs increases were partially offset by lower employee compensation and broadcast rights amortization expenses.

Operating profit
 Operating profit was $11.6 million in the first quarter, up 3 percent from $11.3 million in the prior-year first quarter. The increase in operating profit resulted from the growth in advertising revenues.

Supplemental disclosure of broadcasting EBITDA
 Meredith's broadcasting EBITDA is defined as broadcasting segment operating profit plus depreciation and amortization expense. EBITDA is not a GAAP financial measure and should not be considered in isolation or as a substitute for GAAP financial measures. The following table provides reconciliations between broadcasting segment operating profit and EBITDA. The EBITDA margin is defined as segment EBITDA divided by segment revenues.

Quarter ended September 30	2003	2002
(In thousands)
Revenues	$65,999	$64,194
Operating profit	$11,649	$11,320
Plus depreciation and amortization	$4,288	$4,120
EBITDA	$15,937	$15,440
EBITDA margin	24.1%	24.1%

Unallocated Corporate Expenses

Quarter ended September 30	2003	2002	Percent Change
(In thousands)
Unallocated corporate expenses	$ 6,547	$ 5,100	28%

Unallocated corporate expenses increased 28 percent in the first quarter of fiscal 2004. The increase primarily reflected higher costs for performance-based incentive accruals, employee health care benefits and corporate governance.

LIQUIDITY AND CAPITAL RESOURCES

Quarter ended September 30	2003	2002	Percent Change
(In thousands)
Net earnings (loss)	$19,801	$(69,289)	NM
Cash flows from operations	$19,952	$29,244	(32)%
Cash flows used by investing	$(6,489)	$(10,581)	39%
Cash flows used by financing	$(26,354)	$(30,124)	13%
Net decrease in cash and cash equivalents	$(12,891)	$(11,461)	(12)%
NM-Not measurable

Cash and cash equivalents decreased $12.9 million in the current quarter; they decreased $11.5 million in the same period a year ago. The change reflected a decline in cash provided by operating activities that was largely offset by reduced use of cash for investing and financing activities. Cash provided by operating activities was $20.0 million compared with $29.2 million in the prior first quarter. The increase in earnings before the noncash charge for a change in accounting principle was more than offset by increased use of cash for working capital requirements related to volume increases in magazine advertising and book sales. The increase in cash used for working capital requirements primarily reflected increases in accounts receivable and inventories, net of an increase in accounts payable.

Management expects that cash on hand, cash flow from operations, and available debt capacity under existing credit agreements will provide funds for operating and recurring cash needs (e.g., working capital and cash dividends) for the foreseeable future.

Tax deductible contributions to qualified pension plans totaled $12.0 million in fiscal 2003. Though not required to do so, the Company expects to contribute approximately $9.0 million to these plans in fiscal 2004.

Long-term debt
At September 30, 2003, long-term debt outstanding totaled $355.0 million and consisted of $55.0 million outstanding under the asset-backed commercial paper facility and $300.0 million in fixed-rate unsecured senior notes. Management believes these debt agreements are material to discussions of the Company's liquidity. All of these debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at September 30, 2003 follows:

	Required at September 30, 2003	Actual at September 30, 2003
Ratio of debt to EBITDA[1]	Less than 3.5	1.7
Ratio of EBITDA[1] to interest expense	Greater than 3.0	7.4
Ratio of EBIT[2] to interest expense	Greater than 2.5	6.3
Consolidated shareholders' equity[3]	Greater than $418.1 million	$601.5 million

   1. EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
   2. EBIT is earnings before interest and taxes as defined in the debt agreements.
   3. Consolidated shareholders' equity is adjusted for special items as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at September 30, 2003 and expects to remain so in the future.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire in June 2004. The average notional amount of indebtedness outstanding under the contracts is expected to be $132 million in fiscal 2004. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. The weighted-average interest rate on debt outstanding at September 30, 2003, including the effect of the hedged interest rate swap contracts, was approximately 6.5 percent.

As a result of the debt refinancing completed in April 2002 and subsequent debt repayments, Meredith had interest rate swap contracts that no longer met the qualifications for hedge accounting. These contracts were deemed to be ineffective and dedesignated as hedge contracts. Therefore, all changes in the fair market value of these contracts are recorded in interest expense.

Share repurchase program
As part of Meredith's ongoing share repurchase program, the Company spent $4.7 million to repurchase an aggregate of 100,000 shares of Meredith Corporation common stock at then current market prices in the first quarter of fiscal 2004. This compares with spending of $8.2 million for the repurchase of 214,000 shares in the prior-year first quarter. The Company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of September 30, 2003, approximately 700,000 shares were authorized for future repurchase. The status of this program is reviewed at each quarterly Board of Directors meeting.

Dividends
Dividends paid in the first quarter of fiscal 2004 were $4.8 million, or 9.5 cents per share. Dividends paid in the prior-year first quarter were $4.5 million, or 9 cents per share.

Capital expenditures
First quarter spending for property, plant and equipment was $6.3 million compared with prior-year first quarter spending of $8.6 million. The decrease resulted from prior-year spending for equipment and remodeling associated with the consolidation of the Portland duopoly and for the initial transition to digital technology at five stations that did not reoccur. The Company has no material commitments for capital expenditures. Funds for capital expenditures are expected to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

Outlook for Remainder of Fiscal 2004
The following statements reflect Meredith's current expectations for the second quarter and the remainder of fiscal 2004.

Second quarter publishing advertising revenues are running up in the high twenties, on a percentage basis, from the same quarter a year ago. Excluding the American Baby Group, the increase is in the high teens. Meredith continues to experience issue-to-issue advertising volatility in magazines which is exacerbated by delayed decision-making on pages. Second quarter broadcasting revenue comparisons will be especially challenging because of $14.1 million in net political advertising revenues that were recorded in the prior-year quarter. As of the date of this report, advertising bookings for the second quarter are pacing down in the low double digits on a percentage basis. Excluding political advertising, bookings are up in the mid-to-high single digits. Television advertising bookings are a snapshot in time and change frequently.

On October 29, 2003, management stated their belief that the then current First Call consensus earnings estimates of 36 cents per share for the second quarter and $2.05 for all of fiscal 2004 were achievable.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. Readers are referred to Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the Company's fiscal 2003 Form 10-K for a more complete discussion of these risks.

Long-term debt
At September 30, 2003, Meredith had outstanding $55 million in variable-rate long-term debt and $300 million in fixed-rate long-term debt. There are no material earnings or liquidity risks associated with the Company's variable-rate debt because of interest rate swap contracts that reduce exposure to interest rate fluctuations by effectively converting variable-rate debt to fixed-rate debt. The fair market value of the variable-rate debt approximates the carrying amount. There also are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $325.2 million from $321.9 million at September 30, 2003.

Interest rate swap contracts
Meredith has an interest rate swap contract outstanding that is designated as a cash flow hedge and effectively converts a portion of the Company's variable-rate debt to fixed-rate debt. There are no earnings or liquidity risks associated with this swap contract. The fair market value of the interest rate swap contract is the estimated amount (based on discounted cash flows) the Company would pay or receive to terminate the swap contract. A 10 percent decrease in interest rates would have had no material affect on the $1.2 million cost to terminate the swap contract at September 30, 2003.

As a result of the April 2002 debt refinancing, Meredith also has interest rate swap contracts outstanding that are no longer designated as hedges against variable-rate obligations. While there is no liquidity risk associated with these swap contracts, changes in interest rates expose the Company to earnings risk because all changes in the fair market value of the swap contracts are recorded in interest expense. At September 30, 2003, a 10 percent decrease in interest rates would have increased the cost to terminate these swap contracts to $2.9 million from $2.8 million.

Broadcast rights payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2003.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	31	Certifications of Chief Executive OfOFficer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications of Chief Executive OffOFficer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the first quarter of fiscal 2004, the company filed the following reports on Form 8-K:

On August 5, 2003, reporting under Item 12 and providing under Item 7 the text of a news release dated August 5, 2003, reporting earnings for the fourth quarter and fiscal year ended June 30, 2003. The Company also filed a report on August 5, 2003, reporting under Item 12 and providing under Item 7 the script of a conference call held with analysts concerning the news release of the same date.

On September 9, 2003, reporting under Item 5 and providing under Item 7 the text of a management presentation at Meredith Corporation's 2003 Investor Conference on September 9, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 12, 2003

INDEX TO EXHIBITS

Exhibit Number	Item

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HIGHLIGHTS

FINANCIAL DATA:
Balance Sheets
Statement of Earnings
Statement of Cash Flows
Statement of Shareholders' Equity
Notes

MANAGEMENT'S DISCUSSION AND ANALYSIS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES

EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS