Form 10-Q
period 2003-12-31
MEREDITH CORP
filed 2004-02-10
CIK 65011

Click here for HIGHLIGHTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003
Commission file number: 1-5128

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of stock outstanding at January 31, 2004
Common shares	40,272,145
Class B shares	9,893,828
Total common and class B shares	50,165,973

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	(Unaudited)
	December 31	June 30
Assets	2003	2003
(In thousands)
Current assets
Cash and cash equivalents	$9,693	$22,294
Accounts receivable, net	155,096	144,717
Inventories	32,411	27,148
Current portion of subscription acquisition costs	39,073	46,050
Current portion of broadcast rights	22,222	15,366
Other current assets	16,704	12,854
Total current assets	275,199	268,429
Property, plant and equipment	391,444	380,797
Less accumulated depreciation	(193,392)	(179,313)
Net property, plant and equipment	198,052	201,484
Subscription acquisition costs	36,637	33,464
Broadcast rights	9,472	9,252
Other assets	49,419	49,038
Intangibles, net	683,036	683,223
Goodwill	191,303	191,831
Total assets	$1,443,118	$1,436,721

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)

	(Unaudited)
	December 31	June 30
Liabilities and Shareholders' Equity	2003	2003
(In thousands except share data)
Current liabilities
Current portion of long-term broadcast rights payable	$30,872	$23,060
Accounts payable	37,621	38,907
Accrued expenses	93,182	96,605
Current portion of unearned subscription revenues	145,124	138,627
Total current liabilities	306,799	297,199
Long-term debt	330,000	375,000
Long-term broadcast rights payable	19,232	21,514
Unearned subscription revenues	124,485	122,275
Deferred income taxes	85,856	71,979
Other noncurrent liabilities	50,948	47,989
Total liabilities	917,320	935,956
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000,000 shares; none issued	-	-
Common stock, par value $1 per share
Authorized 80,000,000 shares; issued and outstanding 40,185,338 shares at December 31, 2003 (excluding 29,074,130 shares held in treasury) and 40,180,529 shares at June 30, 2003 (excluding 28,788,285 shares held in treasury) ..	40,185	40,181
Class B stock, par value $1 per share, convertible to
common stock
Authorized 15,000,000 shares; issued and outstanding 9,897,929 shares at December 31, 2003 and 9,968,534 shares at June 30, 2003	9,898	9,969
Additional paid-in capital	-	5,038
Retained earnings	478,616	448,964
Accumulated other comprehensive loss	(834)	(1,550)
Unearned compensation	(2,067)	(1,837)
Total shareholders' equity	525,798	500,765
Total liabilities and shareholders' equity	$1,443,118	$1,436,721

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) - Unaudited
	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
(In thousands except per share data)
Revenues
Advertising	$164,532	$151,227	$329,399	$300,298
Circulation	59,520	60,316	120,151	123,154
All other	56,327	40,168	103,499	78,321
Total revenues	280,379	251,711	553,049	501,773
Operating costs and expenses
Production, distribution and editorial	121,719	104,246	244,770	214,481
Selling, general and administrative	112,421	102,098	216,459	199,612
Depreciation and amortization	7,625	7,074	15,104	14,229
Total operating costs and expenses	241,765	213,418	476,333	428,322
Income from operations	38,614	38,293	76,716	73,451
Nonoperating expense	-	(297)	-	(297)
Interest income	35	123	84	321
Interest expense	(5,713)	(6,592)	(11,561)	(15,096)
Earnings before income taxes and cumulative
effect of change in accounting principle	32,936	31,527	65,239	58,379
Income taxes	12,749	12,206	25,251	22,598
Earnings before cumulative effect of
change in accounting principle	20,187	19,321	39,988	35,781
Cumulative effect of change in accounting
principle, net of taxes	-	-	-	(85,749)
Net earnings (loss)	$20,187	$19,321	$39,988	$(49,968)

Basic earnings (loss) per share
Before cumulative effect of change in accounting principle	$0.40	$0.39	$0.80	$0.72
Cumulative effect of change in accounting principle	-	-	-	(1.73)
Net basic earnings (loss) per share	$0.40	$0.39	$0.80	$(1.01)
Basic average shares outstanding	50,137	49,652	50,158	49,573

Diluted earnings (loss) per share
Before cumulative effect of change in accounting principle	$0.39	$0.38	$0.78	$0.70
Cumulative effect of change in accounting principle	-	-	-	(1.68)
Net diluted earnings (loss) per share	$0.39	$0.38	$0.78	$(0.98)
Diluted average shares outstanding	51,609	51,247	51,583	51,069

Dividends paid per share	$0.095	$0.090	$0.190	$0.180

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
					Accumulated
			Additional		Other
	Common	Class B	Paid-in	Retained	Comprehensive	Unearned
(In thousands)	Stock	Stock	Capital	Earnings	Loss	Compensation	Total
Balance at June 30, 2003	$40,181	$9,969	$5,038	$448,964	$(1,550)	$(1,837)	$500,765

Net earnings	-	-	-	39,988	-	-	39,988
Other comprehensive income, net of tax	-	-	-	-	716	-	716
Total comprehensive income							40,704

Stock issued under various incentive
plans, net of forfeitures	228	-	6,072	-	-	(841)	5,459
Purchases of Company stock	(286)	(9)	(13,015)	(809)	-	-	(14,119)
Conversion of class B to common stock	62	(62)	-	-	-	-	-

Dividends paid, 19 cents per share
Common stock	-	-	-	(7,644)	-	-	(7,644)
Class B stock	-	-	-	(1,883)	-	-	(1,883)

Restricted stock amortized to operations	-	-	-	-	-	611	611
Tax benefit from incentive plans	-	-	1,905	-	-	-	1,905

Balance at December 31, 2003	$40,185	$9,898	$ -	$478,616	$(834)	$(2,067)	$525,798

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months ended December 31	2003	2002
(In thousands)
Cash flows from operating activities
Net earnings (loss)	$39,988	$(49,968)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	14,793	14,102
Amortization	311	127
Interest rate swap adjustments	(2,162)	822
Amortization of broadcast rights	16,056	18,911
Payments for broadcast rights	(17,608)	(15,744)
Cumulative effect of accounting change, net of taxes	-	85,749
Changes in assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(9,435)	2,608
Inventories	(5,263)	(740)
Supplies and prepayments	(3,850)	(6,628)
Subscription acquisition costs	3,804	5,386
Other assets	3	2,817
Accounts payable	(1,703)	(4,415)
Accruals	(57)	10,016
Unearned subscription revenues	8,707	12,997
Deferred income taxes	15,035	13,435
Other noncurrent liabilities	3,570	(2,085)
Net cash provided by operating activities	62,189	87,390
Cash flows from investing activities
Acquisition of American Baby Group	-	(114,997)
Additions to property, plant and equipment	(11,402)	(16,955)
Other	(376)	(2,000)
Net cash used by investing activities	(11,778)	(133,952)
Cash flows from financing activities
Long-term debt incurred	20,000	100,000
Repayment of long-term debt	(65,000)	(61,000)
Proceeds from common stock issued	5,634	9,148
Purchases of Company stock	(14,119)	(13,246)
Dividends paid	(9,527)	(8,927)
Net cash (used) provided by financing activities	(63,012)	25,975

Net decrease in cash and cash equivalents	(12,601)	(20,587)
Cash and cash equivalents at beginning of period	22,294	28,225
Cash and cash equivalents at end of period	$9,693	$7,638

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

b. Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance and other assumptions, as appropriate. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based on historical experience and current marketplace conditions; the allowance for doubtful accounts, which is based on historical experience and specific knowledge about the collectibility of accounts receivable; and pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected return on plan assets, and rates of increase in compensation and healthcare costs. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

c. Stock-based compensation

Meredith accounts for awards of stock-based employee compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation costs are reflected in net earnings for restricted stock plans; however, no stock-based compensation cost is reflected in net earnings for the employee stock purchase plan or for stock options granted as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months		Six Months
	Ended December 31		Ended December 31
	2003	2002	2003	2002
(In thousands except per share data)
Net earnings (loss), as reported	$20,187	$19,321	$39,988	$(49,968)
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	222	160	375	280
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,103)	(1,912)	(3,816)	(3,596)
Pro forma net earnings (loss)	$18,306	$17,569	$36,547	$(53,284)
Earnings (loss) per share
Basic - as reported	$0.40	$0.39	$0.80	$(1.01)
Basic - pro forma	$0.37	$0.35	$0.73	$(1.07)
Diluted - as reported	$0.39	$0.38	$0.78	$(0.98)
Diluted - pro forma	$0.35	$0.34	$0.71	$(1.04)

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

d. Earnings per share

The following table presents the calculations of earnings per share:

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
(In thousands except per share)
Earnings before cumulative effect of change in accounting principle	$20,187	$19,321	$39,988	$35,781

Basic average shares outstanding	50,137	49,652	50,158	49,573
Dilutive effect of stock options	1,472	1,595	1,425	1,496
Diluted average shares outstanding	51,609	51,247	51,583	51,069
Earnings per share before cumulative effect of change in accounting principle
Basic	$0.40	$0.39	$0.80	$0.72
Diluted	$0.39	$0.38	$0.78	$0.70

For the three months ended December 31, antidilutive options excluded from the above calculations totaled 61,500 options in 2003 (with a weighted average exercise price of $49.76) and 94,000 options in 2002 (with a weighted average exercise price of $45.31). For the six months ended December 31, antidilutive options excluded from the above calculations totaled 66,500 options in 2003 (with a weighted average exercise price of $49.66) and 400,500 options in 2002 (with a weighted average exercise price of $42.01).

In the six months ended December 31, 2003 and 2002, options were exercised to purchase 196,000 shares and 488,000 shares, respectively.

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

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

This charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The impairment losses related to certain television Federal Communication Commission (FCC) licenses/network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The fair values of the FCC licenses/network affiliation agreements and goodwill were determined by developing discounted cash flow analyses. The impairments were primarily the result of lower revenues and cash flows at television station WGCL-TV in Atlanta as compared to the projections on which the purchase price was based. The annual review for impairment will be performed as of May 31, 2004.

3.  Restructuring accrual

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

(In thousands)
Restructuring accrual at June 30, 2003	$1,322
Payments	(241)
Restructuring accrual at December 31, 2003	$1,081

Payments made during the quarter were for enhanced retirement benefits. These payments will continue for approximately five years.

4.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 25 percent are under the LIFO method at December 31, 2003 and 30 percent at June 30, 2003.

	December 31	June 30
	2003	2003
(In thousands)
Raw materials	$13,246	$8,745
Work in process	16,594	18,095
Finished goods	8,525	6,199
	38,365	33,039
Reserve for LIFO cost valuation	(5,954)	(5,891)
Inventories	$32,411	$27,148

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	December 31, 2003			June 30, 2003
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing Group
Noncompete agreements	$ 2,534	$(692)	$1,842	$ 2,534	$(383)	$2,151
Customer lists	1,863	(1,863)	-	1,863	(1,863)	-
Total	$ 4,397	$(2,555)	1,842	$ 4,397	$(2,246)	2,151
Intangible assets not
subject to amortization
Publishing Group
Trademarks			48,131			48,131
Broadcasting Group
FCC licenses/network affiliation agreements			633,063			632,941
Total			681,194			681,072
Intangibles, net			$683,036			$683,223

Amortization expense for intangible assets was $0.3 million for the six months ended December 31, 2003. Annual amortization expense for intangible assets is expected to be as follows: $0.7 million in fiscal 2004, $0.6 million in fiscal 2005, $0.5 million in fiscal 2006, $0.3 million in fiscal 2007, and $0.1 million in fiscal 2008. The noncompete agreements are being amortized on a straight-line basis over periods of 3 or 5 years.

The changes in the carrying amounts of goodwill for the first six months of fiscal 2004 and 2003 are as follows:

	Six Months Ended December 31, 2003			Six Months Ended December 31, 2002
(In thousands)	Publishing Group	Broadcasting Group	Total	Publishing Group	Broadcasting Group	Total

Balance at beginning of period	$110,852	$80,979	$191,831	$ 36,455	$184,193	$220,648
Acquisitions	-	-	-	76,090	-	76,090
Impairment writedowns	-	-	-	-	(106,173)	(106,173)
Reclassified/other	(528)	-	(528)	-	3,448	3,448
Balance at end of period	$110,324	$80,979	$191,303	$112,545	$ 81,468	$194,013

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Meredith Funding Corporation

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At December 31, 2003, $147.6 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by Bank One, N.A. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (4.00 percent at December 31, 2003), from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's Condensed Consolidated Financial Statements. The asset-backed commercial paper facility renews annually in April. Meredith has the ability and the intent to renew the facility each year and, therefore, the principal is reflected as due on April 9, 2007, the facility termination date.

7.  Derivative Financial Instruments

At December 31, 2003, Meredith had interest rate swap contracts to pay fixed-rates of interest (average 5.3 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 1.2 percent) on $127.5 million notional amount of indebtedness. These contracts expire in June 2004. The average notional amount outstanding under the contracts is expected to be $132 million in fiscal 2004. The fair market value of the interest rate swap contracts was a liability of $2.5 million at December 31, 2003. This amount is included in accrued expenses on the balance sheet.

As a result of the debt refinancing completed in April 2002 and subsequent debt repayments, Meredith had interest rate swap contracts that no longer met the qualifications for hedge accounting. Those swap contracts were deemed to be ineffective and dedesignated as hedge contracts. Therefore, all changes in the fair market value of those contracts are recorded in interest expense. Changes in the fair market value of the dedesignated swaps resulted in a $1.0 million reduction of interest expense in the quarter ended December 31, 2003 compared with a $0.5 million reduction in interest expense in the quarter ended December 31, 2002. Changes in the fair market value of the dedesignated swaps resulted in a $2.2 million reduction and a $0.8 million increase in interest expense for six months ended December 31, 2003 and 2002, respectively.

8.  Postretirement Benefit Plans

Meredith sponsors defined healthcare and life insurance plans that provide benefits to eligible retirees. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Meredith's plan does not provide prescription drug benefits for Medicare-eligible retirees. Therefore, the Act will have no impact on the Company's accumulated postretirement benefit obligation or net postretirement benefit costs.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net earnings as well as foreign currency translation adjustments and changes in the fair market value of interest rate swap contracts. Total comprehensive income for the three-month periods ended December 31, 2003 and 2002, was $20.6 million and $19.5 million, respectively. Total comprehensive income (loss) for the six-month periods ended December 31, 2003 and 2002, was $40.7 million and $(50.2) million, respectively.

10.  Segment Information

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

There are two principal financial measures reported to the chief executive officer for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings before interest, taxes, depreciation and amortization (EBITDA). Operating profit, disclosed below, is revenues less operating costs excluding any nonrecurring charges, nonoperating expense, interest income and expense, and unallocated corporate expenses. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff and human resources administration expense. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Segment EBITDA also excludes any nonrecurring charges, nonoperating expense, and unallocated corporate expenses. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, EBITDA is not presented below.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months		Six Months
	Ended December 31		Ended December 31
(In thousands)	2003	2002	2003	2002
Revenues
Publishing	$206,855	$170,927	$413,526	$356,795
Broadcasting	73,524	80,784	139,523	144,978
Total revenues	$280,379	$251,711	$553,049	$501,773

Operating profit
Publishing	$22,824	$17,402	$55,824	$46,340
Broadcasting	21,284	27,143	32,933	38,463
Unallocated corporate	(5,494)	(6,252)	(12,041)	(11,352)
Income from operations	$38,614	$38,293	$76,716	$73,451

Depreciation and amortization
Publishing	$2,588	$2,533	$5,107	$5,062
Broadcasting	4,384	3,994	8,672	8,114
Unallocated corporate	653	547	1,325	1,053
Total depreciation and amortization	$7,625	$7,074	$15,104	$14,229

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion presents the key factors that have affected the Company's business in the second quarter and first six months of fiscal 2004 and fiscal 2003. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the Company's Form 10-K for the fiscal year ended June 30, 2003.

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

Factors that could adversely affect future results include but are not limited to downturns in national and/or local economies; a softening of the domestic advertising market; world, national or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss of one or more major clients; changes in consumer reading, purchase, and/or television viewing patterns; unanticipated increases in paper, postage, printing, or syndicated programming costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in legislation or government regulations affecting the Company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

ACQUISITION

In December 2002, Meredith purchased American Baby magazine and related assets (American Baby Group) from Primedia Inc., for $117.9 million ($115.0 million plus certain costs). American Baby magazine, introduced in 1938, is published monthly and has a circulation of 2 million. Other American Baby Group properties acquired include Childbirth and First Year of Life magazines, three Hispanic titles and related marketing programs, the American Baby television program currently shown on The Discovery Channel® television network, web sites, custom publications and other related programs.

NEW ACCOUNTING STANDARD

Meredith adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. The provisions of SFAS No. 142 that pertain to the impairment of goodwill and intangible assets not being amortized have superceded the impairment related provisions in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, the impairment review was based generally on future undiscounted cash flows. Under SFAS No. 142, the impairment review must be based on a fair-value approach. The estimated fair values of these assets are determined by developing discounted future cash flow analyses. SFAS No. 142 required an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption and another review later in the same fiscal year. The Company's initial review resulted in transitional impairment losses of $139.9 million ($85.7 million after tax), or $1.68 per diluted share. The impairment losses reflected the write-down of Federal Communication Commission (FCC) television licenses/network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The majority of the impaired assets related to the acquisition of television station WGCL-TV in Atlanta in March 1999. The charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The subsequent annual review for impairment was performed as of May 31, 2003. No further adjustments were required as a result of that review.

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

Meredith's primary use of non-GAAP financial measures relates to earnings before interest, taxes, depreciation, and amortization (EBITDA) which excludes nonoperating income (expense) and nonrecurring charges. Meredith's management uses EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of the Company's broadcasting segment. EBITDA is a common alternative measure of performance in the broadcasting industry and is used by investors and financial analysts. The calculation of EBITDA may vary between companies. Management does not use broadcasting segment EBITDA as a measure of liquidity nor is EBITDA necessarily indicative of funds available for management's discretionary use.

RESULTS OF OPERATIONS

Consolidated

Three Months ended December 31	2003	2002	Percent Change
(In thousands)
Total revenues	$280,379	$251,711	11%
Income from operations	38,614	38,293	1%
Net earnings	20,187	19,321	4%
Diluted earnings per share	0.39	0.38	3%

Six Months ended December 31	2003	2002	Percent Change
(In thousands)
Total revenues	$553,049	$501,773	10%
Income from operations	76,716	73,451	5%
Earnings before cumulative effect of change in accounting principle	39,988	35,781	12%
Diluted earnings per share before cumulative effect of change in accounting principle	0.78	0.70	10%
Net earnings (loss)	39,988	(49,968)	nm
Diluted earnings (loss) per share	0.78	(0.98)	nm
nm = not meaningful

Revenues
 Second quarter revenues increased 11 percent while revenues for the first half of the fiscal year increased 10 percent compared with the respective prior-year periods. The increases in both periods reflected the December 2002 acquisition of the American Baby Group, higher advertising revenues for comparable magazine titles and increased sales of integrated marketing projects and books. These revenue increases were partially offset by lower revenues at the broadcasting television stations because of the absence of significant political advertising in the current year periods. Political advertising tends to follow the biennial pattern of election campaigns. Exclusive of the impact of the American Baby Group acquisition, revenues increased 7 percent in the quarter and 5 percent for the six-month period.

Operating costs and expenses
Operating costs and expenses increased 13 percent in the quarter and 11 percent in the six-month period. Exclusive of the impact of the American Baby Group acquisition, the increases were 10 percent in the quarter and 7 percent in the six-month period. Comparable production, distribution, and editorial costs increased because of higher volumes of magazine advertising pages, integrated marketing projects and books sold. Partially offsetting these cost increases was lower broadcasting program rights amortization expense. This decline reflects management's efforts to improve program rights purchasing methods while maintaining quality programming. Comparable selling, general, and administrative expenses increased because of investments in publishing selling, marketing and research activities and higher publishing performance-based incentive accruals. Partially offsetting these cost increases were lower magazine subscription acquisition costs resulting from a shift to more profitable direct-to-publisher subscriber sources.

Nonoperating expense
Nonoperating expenses in the prior-year quarter and six-month period consisted of a charge of $1.6 million for the write-off of an investment in a start-up technology company and a gain of $1.3 million related to the final settlement with News Corporation and Fox Television Stations, Inc., of the June 2002 exchange of two Florida stations for KPTV in Portland, OR.

Interest
Net interest expense was $5.7 million in the second quarter compared with $6.5 million in the second quarter of fiscal 2003. Net interest expense was $11.5 million in the six months ended December 31, 2003, compared to $14.8 million in the comparable prior-year period. The declines reflected lower average debt outstanding in the current periods and favorable changes in the fair market value adjustments on interest rate swap contracts. The fair market value adjustments resulted in reductions of interest expense of $1.0 million in the current quarter versus $0.5 million in the prior-year second quarter. In the six-month periods, the fair market value adjustments resulted in a reduction of interest expense of $2.2 million in the current fiscal year compared to an increase in interest expense of $0.8 million in the prior fiscal year.

Income Taxes
The Company's effective tax rate for the quarter and six months just ended and for the same periods in the previous fiscal year was 38.7 percent.

Earnings and earnings per share
Fiscal 2004 second quarter net earnings were $20.2 million (39 cents per diluted share) compared with net earnings of $19.3 million (38 cents per diluted share) in the prior-year second quarter. Net earnings were $40.0 million (78 cents per diluted share) in the six months ended December 31, 2003 compared with earnings before the cumulative effect of a change in accounting principle of $35.8 million (70 cents per diluted share) in the prior-year period. The earnings improvements reflected the strong performance of the publishing business, including the addition of the American Baby Group, and lower interest expense. These improvements were partially offset by lower broadcasting earnings due to the cyclical decrease in political advertising revenues.

In the first quarter of the prior fiscal year, Meredith recorded an after-tax charge of $85.7 million ($1.68 per diluted share) for the cumulative effect of a change in accounting principle. The charge related to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Including that charge the Company recorded a net loss of $50.0 million (98 cents per diluted share) in the first six months of the prior fiscal year.

Segment Information

PUBLISHING

Three Months ended December 31	2003	2002	Percent Change
(In thousands)
Advertising revenues	$92,548	$71,905	29%
Circulation revenues	59,520	60,316	(1)%
Other revenues	54,787	38,706	42%
Total revenues	206,855	170,927	21%

Operating profit	22,824	17,402	31%

Six Months ended December 31	2003	2002	Percent Change
(In thousands)
Advertising revenues	$193,159	$158,513	22%
Circulation revenues	120,151	123,154	(2)%
Other revenues	100,216	75,128	33%
Total revenues	413,526	356,795	16%

Operating profit	55,824	46,340	20%

Revenues
 Publishing revenues increased 21 percent in the second quarter and 16 percent in the first half of fiscal 2004 compared with the respective prior-year periods. Excluding the impact of the American Baby Group acquisition, publishing revenues increased 15 percent in the quarter and 9 percent in the six-month period. To enhance comparability, the following discussion excludes revenues from the American Baby Group.

Comparable magazine advertising revenues increased 19 percent in the quarter and 11 percent in the first half of fiscal 2004. The growth was primarily a result of an increase in the number of advertising pages sold. All magazines reported higher advertising pages and revenues in the current periods. The growth in advertising pages was partially offset by lower average revenues per page at some titles reflecting the competitive advertising marketplace and management's efforts to increase market share. Combined advertising pages at the Company's two largest circulation titles, Better Homes and Gardens and Ladies' Home Journal, increased in the mid-teens on a percentage basis in the quarter and were up in the low-double digits for the first half of fiscal 2004. Advertising page growth was stronger at the mid-sized group of titles, which includes Country Home, Traditional Home, Midwest Living and MORE magazines. Country Home benefited from one additional issue in the quarter due to a shift in the timing of issues. Advertising categories showing strength in the quarter included home and building, packaged goods, direct response and travel. An increase in online advertising also contributed to the growth in advertising revenues in both periods.

Comparable magazine circulation revenues declined 2 percent in the second quarter and 3 percent in the six-month period versus the comparable prior-year periods. The declines reflected lower newsstand sales due to industrywide weakness at the newsstand and fewer issues of Special Interest Publications on sale in the first half of fiscal 2004. Lower average subscription revenues per copy at several titles, due to an increase in the term of direct mail offers, also contributed to the decline. Partially offsetting these declines were increased revenues from one additional issue of Country Home magazine on sale in the quarter.

Comparable other publishing revenues increased 33 percent from the prior-year second quarter and were up 25 percent in the six-month period reflecting strong new business growth in integrated marketing and increased book sales. Integrated marketing is the Company's custom publishing operation. One of the new projects in the current year is publication of the monthly programming guide for DIRECTV satellite television. Book revenues continued their strong growth led by sales of books based on the Monster Garage and Trading Spaces television series and home improvement titles for The Home Depot. The 12th edition of the Better Homes and Gardens New Cook Book, which was released a year ago, continued its strong performance.

Operating costs
 Publishing costs increased 20 percent in the quarter and 15 percent in the six-month period. Excluding costs of the American Baby Group, the increases were in the mid-teens in the quarter and approximately 10 percent in the first half of fiscal 2004. The increases in comparable costs reflected volume-related increases in magazine paper and postage costs, book royalties and integrated marketing and book production costs. In addition, average paper prices increased approximately 3 percent in both the quarter and six-month period. Also contributing to the cost increases were higher employee compensation, selling, marketing and research costs. Partially offsetting these cost increases were lower magazine subscription costs resulting from a shift to more profitable direct-to-publisher subscriber sources.

Operating profit
 Publishing operating profit increased 31 percent in the second quarter and 20 percent in the first half of fiscal 2004. Major factors in the improvement were the addition of the American Baby Group in December 2002, higher advertising revenues and growth in book and integrated marketing sales and operating profits.

BROADCASTING

Three Months ended December 31	2003	2002	Percent Change
(In thousands)
Non-political advertising revenues	$71,539	$65,247	10%
Political advertising revenues	445	14,075	(97)%
Other revenues	1,540	1,462	5%
Total revenues	73,524	80,784	(9)%

Operating profit	21,284	27,143	(22)%

Six Months ended December 31	2003	2002	Percent Change
(In thousands)
Non-political advertising revenues	$135,446	$121,438	12%
Political advertising revenues	794	20,347	(96)%
Other revenues	3,283	3,193	3%
Total revenues	139,523	144,978	(4)%

Operating profit	32,933	38,463	(14)%

Revenues
 Broadcasting revenues declined 9 percent in the second quarter and 4 percent in the first six months of fiscal 2004 compared with the respective prior-year periods. Net political advertising revenues totaled $14.1 million in the prior-year second quarter and $20.3 million in the prior-year six-month period compared with less than $1 million in net political advertising revenues in both the second quarter and first six months of the current fiscal year. The fluctuations in political advertising revenues at Meredith's stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising and therefore the revenues are not entirely incremental. Non-political advertising revenues increased 10 percent in the quarter and 12 percent in the six-month period mostly due to higher local advertising. National advertising revenues were flat in the quarter and up slightly in the six-month period.

Operating costs
 Operating costs decreased 3 percent in the quarter and were flat in the first half of fiscal 2004 compared with the respective prior-year periods. The decline in costs in the quarter primarily reflected lower broadcasting program rights amortization and lower employee compensation costs. Management has emphasized efforts to reduce the amount and cost of broadcasting program rights purchases while maintaining or improving programming quality and these efforts have begun to pay off. In the year-to-date period, and to a lesser extent in the quarter, these declines were offset by investments in local news and more aggressive sales and promotion efforts.

Operating profit
 Broadcasting operating profit declined 22 percent in the second quarter and was down 14 percent in the first half of fiscal 2004. The declines primarily reflected lower revenues as costs were fairly consistent year-over-year.

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

	Three Months ended December 31		Six Months ended December 31
	2003	2002	2003	2002
(In thousands)
Revenues	$73,524	$80,784	$139,523	$144,978
Operating profit	21,284	27,143	32,933	38,463
Depreciation and amortization	4,384	3,994	8,672	8,114
EBITDA	25,668	31,137	41,605	46,577
EBITDA margin	34.9%	38.5%	29.8%	32.1%

UNALLOCATED CORPORATE EXPENSES

	2003	2002	Percent Change
Three Months ended December 31	$5,494	$6,252	(12)%
Six Months ended December 31	$12,041	$11,352	6%

Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, declined 12 percent in the second quarter and were up 6 percent in the first six months of fiscal 2004 compared with the respective prior-year periods. The decline in expenses in the quarter reflected lower promotion and employee compensation costs. In the year-to-date period, employee compensation costs were up slightly as were costs for corporate governance.

LIQUIDITY AND CAPITAL RESOURCES

Six Months ended December 31	2003	2002	Percent Change
(In thousands)
Net earnings (loss)	$39,988	$(49,968)	nm
Cash flows from operations	62,189	87,390	(29)%
Cash flows from investing	(11,778)	(133,952)	(91)%
Cash flows from financing	(63,012)	25,975	nm
Net decrease in cash and cash equivalents	(12,601)	(20,587)	39%
nm = not meaningful

Cash and cash equivalents declined $12.6 million in the six months ended December 31, 2003 compared with a decline of $20.6 million in the same period a year ago. Major factors affecting the change in cash usage included the acquisition of the American Baby Group in the prior-year period and the effect of that acquisition on the change in net debt outstanding, a net reduction in debt in the current period and a current-year decline in cash provided by operations. Cash provided by operating activities declined 29 percent to $62.2 million from $87.4 million in the same period a year ago. An increase in earnings before the noncash charge for a change in accounting principle in the prior year was more than offset by increased use of cash for working capital requirements. This resulted from an increase in accounts receivable and inventories related to volume increases in magazine advertising, integrated marketing and book sales and a decline in accruals related to employee compensation.

In the current period, net debt decreased by $45 million as a result of debt payments. In the prior period, Meredith acquired the American Baby Group in December 2002 for $117.9 million. The acquisition was financed with $100 million in debt from existing credit facilities and cash on hand. As a result, net debt outstanding increased $39 million in the prior-year period.

Meredith traditionally contributes the maximum allowable tax deductible amount to it qualified defined benefit pension plans. In fiscal 2003 the Company's contribution totaled $12 million, including $4 million in the first six months of the fiscal year. No contributions have been made in the six months ending December 31, 2003. Meredith expects to contribute approximately $9 million, the maximum allowable tax deductible amount, to the plans in fiscal 2004. The Company's required contribution is less than $1 million.

Long-term debt
At December 31, 2003, long-term debt outstanding totaled $330 million and consisted of $30 million outstanding under the asset-backed commercial paper facility and $300 million outstanding in fixed-rate unsecured senior notes. Management believes these debt agreements are material to discussions of the Company's liquidity. All of these debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at December 31, 2003 follows:

	Required at December 31, 2003	Actual at December 31, 2003
Ratio of debt to EBITDA[1]	Less than 3.5	1.6
Ratio of EBITDA[1] to interest expense	Greater than 3.0	8.7
Ratio of EBIT[2] to interest expense	Greater than 2.5	7.4
Consolidated shareholders' equity[3]	Greater than $424.7 million	$611.5 million
1 EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
2 EBIT is earnings before interest and taxes as defined in the debt agreements.
[3] Consolidated shareholders' equity is adjusted for special items as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at December 31, 2003 and expects to remain so in the future.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire in June 2004. The notional amount of indebtedness outstanding under the contracts is expected to be $132 million in fiscal 2004. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. The weighted-average interest rate on debt outstanding at December 31, 2003, including the effect of the hedged interest rate swap contracts, was approximately 6.5 percent.

As a result of the debt refinancing completed in April 2002 and subsequent debt repayments, Meredith has interest rate swap contracts that no longer meet the qualifications for hedge accounting. These contracts were deemed to be ineffective and dedesignated as hedge contracts. Therefore, all changes in the fair market value of these contracts are recorded in interest expense.

Share repurchase program
As part of Meredith's ongoing share repurchase program, the Company spent $14.1 million to repurchase an aggregate of 294,000 shares of Meredith Corporation common stock at then current market prices in the first six months of fiscal 2004. This compares with spending of $13.2 million for the repurchase of 325,000 shares in the first six months of the prior fiscal year. The Company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of February 2, 2004, approximately 2.5 million shares were authorized for future repurchase, including a 2 million share repurchase authorization approved by the Board of Directors in February 2004. The status of this program is reviewed at each quarterly Board of Directors meeting.

Dividends
Dividends paid in the first half of fiscal 2004 were $9.5 million, or 19 cents per share. Dividends paid in the first half of the prior fiscal year were $8.9 million, or 18 cents per share. In February 2004, the Board of Directors increased the quarterly dividend 26 percent, or two and one-half cents per share, to 12 cents per share effective with the dividend payable on March 15, 2004. Given the current number of shares outstanding, this will result in additional dividend payments of approximately $5 million annually.

Capital Expenditures
Spending for property, plant and equipment totaled $11.4 million in the first six months of fiscal 2004 compared with prior-year spending of $17.0 million in the comparable period. The decrease resulted from prior-year spending for equipment and remodeling associated with the consolidation of the Portland duopoly and for the initial transition to digital technology at five stations that did not reoccur. The Company has no material commitments for capital expenditures. Funds for capital expenditures are expected to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

Outlook
 Third quarter fiscal 2004 publishing advertising revenues are running up in the low-to-mid-single digits, on a percentage basis, from the same quarter a year ago. Third quarter broadcasting advertising bookings are currently pacing up in the mid-teens on a percentage basis. Broadcasting advertising bookings are a snapshot in time and change frequently.

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

Long-term debt
At December 31, 2003, Meredith had outstanding $30.0 million in variable-rate long-term debt and $300.0 million in fixed-rate long-term debt. There are no material earnings or liquidity risks associated with the Company's variable-rate debt because of interest rate swap contracts that reduce exposure to interest rate fluctuations by effectively converting variable-rate debt to fixed-rate debt. The fair market value of the variable-rate debt approximates the carrying amount. There also are no earnings or liquidity risks associated with the Company's fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $320.9 million from $317.8 million at December 31, 2003.

Interest rate swap contracts
Meredith has an interest rate swap contract outstanding that is designated as a cash flow hedge and effectively converts the Company's variable-rate debt to fixed-rate debt. There are no earnings or liquidity risks associated with this swap contract. The fair market value of the interest rate swap contract is the estimated amount (based on discounted cash flows) the Company would pay or receive to terminate the swap contract. A 10 percent decrease in interest rates would have had no material effect on the $0.8 million cost to terminate the swap contract at December 31, 2003.

As a result of the April 2002 debt refinancing, Meredith also has interest rate swap contracts outstanding that are no longer designated as hedges against variable-rate obligations. While there is no liquidity risk associated with these swap contracts, changes in interest rates expose the Company to earnings risk because all changes in the fair market value of the swap contracts are recorded in interest expense. At December 31, 2003, a 10 percent decrease in interest rates would have had no material effect on the $1.8 million cost to terminate these swap contracts.

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

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders was held on November 10, 2003, at the Company's headquarters in Des Moines, Iowa.

(b)

The name of each director elected at the Annual Meeting is shown under Item 4(c)(1). The other directors whose terms of office continued after the meeting were:  Mary Sue Coleman, Mell Meredith Frazier, Joel W. Johnson, Robert E. Lee, David J. Londoner, Philip A. Marineau and Charles D. Peebler, Jr.

(c)	(1)	Proposal 1: Election of four Class II directors for terms expiring in 2006. Each nominee was elected in uncontested elections by the votes cast as follows:

				Number of shareholder votes *
				For	Withheld
		Class II directors
			Herbert M. Baum	125,473,334	774,752
			Frederick B. Henry	115,070,003	11,178,083
			William T. Kerr	125,174,739	1,073,347
			Nicholas L. Reding	125,452,038	796,048

		* As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

(c)	(2)	Proposal 2: Approve amendment of the Company's Restated Articles of Incorporation. Proposal 2 was approved by the votes cast as follows:
		For	Against	Abstentions	Broker Non-votes
		123,700,326	2,060,254	487,506	0

(d)

The Securities and Exchange Commission (SEC) approved revised corporate governance listing proposals filed by the New York Stock Exchange (NYSE) on October 8, 2003. The revised listing standards include new independence qualifications for directors with compliance required by October 31, 2004. As disclosed in the Proxy Statement, Ms. Mell Meredith Frazier is a member of the Compensation and Nominating/ Governance Committees, which are required to be comprised of independent directors. In accordance with the new listing requirements, her membership on those committees will continue until October 31, 2004.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Restated Articles of Incorporation, as amended.

	31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the second quarter of fiscal 2004, the company filed the following reports on Form 8-K:

On October 29, 2003, reporting under Item 12 and providing under Item 7 the text of a news release dated October 29, 2003, reporting earnings for the first fiscal quarter ended September 30, 2003. The Company also filed a report on October 29, 2003, reporting under Item 12 and providing under Item 7 the script of a conference call held with analysts concerning the news release of the same date.

On December 9, 2003, reporting under Item 5 and providing under Item 7 the text of a management presentation at the UBS Warburg Media Conference on December 9, 2003 and at the CSFB Media Conference on December 10, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 10, 2004

Index to Exhibits

Exhibit Number	Item

3.1	Restated Articles of Incorporation, as amended.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HIGHLIGHTS

FINANCIAL DATA:
Balance Sheets
Statement of Earnings
Statement of Shareholders' Equity
Statement of Cash Flow
Notes
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXHIBITS AND REPORTS ON FORM 8-K