Form 10-Q
period 2004-03-31
MEREDITH CORP
filed 2004-05-17
CIK 65011

Click here for HIGHLIGHTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at April 30, 2004
Common shares	40,556,525
Class B shares	9,686,917
Total common and class B shares	50,243,442

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	(Unaudited)
	March 31	June 30
Assets	2004	2003
(In thousands)
Current assets
Cash and cash equivalents	$10,075	$22,294
Accounts receivable, net	175,897	144,717
Inventories	29,324	27,148
Current portion of subscription acquisition costs	38,481	46,050
Current portion of broadcast rights	17,070	15,366
Other current assets	15,596	12,854
Total current assets	286,443	268,429
Property, plant and equipment	393,704	380,797
Less accumulated depreciation	(198,222)	(179,313)
Net property, plant and equipment	195,482	201,484
Subscription acquisition costs	28,326	33,464
Broadcast rights	7,102	9,252
Other assets	58,229	49,038
Intangibles, net	682,876	683,223
Goodwill	191,303	191,831
Total assets	$1,449,761	$1,436,721

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
	(Unaudited)
	March 31	June 30
Liabilities and Shareholders' Equity	2004	2003
(In thousands except share data)
Current liabilities
Current portion of long-term debt	$75,000	$-
Current portion of long-term broadcast rights payable	24,363	23,060
Accounts payable	34,219	38,907
Accrued expenses	107,712	96,605
Current portion of unearned subscription revenues	144,169	138,627
Total current liabilities	385,463	297,199
Long-term debt	230,000	375,000
Long-term broadcast rights payable	17,256	21,514
Unearned subscription revenues	123,864	122,275
Deferred income taxes	88,127	71,979
Other noncurrent liabilities	49,221	47,989
Total liabilities	893,931	935,956
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000,000 shares; none issued	-	-
Common stock, par value $1 per share
Authorized 80,000,000 shares; issued and outstanding 40,494,587 shares at March 31, 2004 (excluding 29,258,963 shares held in treasury) and 40,180,529 shares at June 30, 2003 (excluding 28,788,285 shares held in treasury)	40,495	40,181
Class B stock, par value $1 per share, convertible to
common stock
Authorized 15,000,000 shares; issued and outstanding 9,752,253 shares at March 31, 2004 and 9,968,534 shares at June 30, 2003	9,752	9,969
Additional paid-in capital	1,282	5,038
Retained earnings	507,024	448,964
Accumulated other comprehensive loss	(441)	(1,550)
Unearned compensation	(2,282)	(1,837)
Total shareholders' equity	555,830	500,765
Total liabilities and shareholders' equity	$1,449,761	$1,436,721

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) - Unaudited
	Three Month Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
(In thousands except per share data)
Revenues
Advertising	$181,487	$166,441	$510,886	$466,739
Circulation	62,962	67,895	183,113	191,049
All other	55,104	43,840	158,603	122,161
Total revenues	299,553	278,176	852,602	779,949
Operating costs and expenses
Production, distribution and editorial	132,700	122,208	377,470	336,689
Selling, general and administrative	98,874	98,557	315,333	298,169
Depreciation and amortization	7,505	9,461	22,609	23,690
Total operating costs and expenses	239,079	230,226	715,412	658,548
Income from operations	60,474	47,950	137,190	121,401
Nonoperating expense	-	-	-	(297)
Interest income	40	189	124	510
Interest expense	(5,647)	(6,568)	(17,208)	(21,664)
Earnings before income taxes and cumulative
effect of change in accounting principle	54,867	41,571	120,106	99,950
Income taxes	21,234	16,083	46,485	38,681
Earnings before cumulative effect of
change in accounting principle	33,633	25,488	73,621	61,269
Cumulative effect of change in accounting
principle, net of taxes	-	-	-	(85,749)
Net earnings (loss)	$33,633	$25,488	$73,621	$(24,480)

Basic earnings (loss) per share
Before cumulative effect of change in accounting principle	$0.67	$0.51	$1.47	$1.24
Cumulative effect of change in accounting principle	-	-	-	(1.73)
Basic earnings (loss) per share	$0.67	$0.51	$1.47	$(0.49)
Basic average shares outstanding	50,203	49,761	50,173	49,635

Diluted earnings (loss) per share
Before cumulative effect of change in accounting principle	$0.65	$0.50	$1.43	$1.20
Cumulative effect of change in accounting principle	-	-	-	(1.68)
Diluted earnings (loss) per share	$0.65	$0.50	$1.43	$(0.48)
Diluted average shares outstanding	51,725	51,041	51,630	51,060

Dividends paid per share	$0.120	$0.095	$0.310	$0.275

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
					Accumulated
			Additional		Other
	Common	Class B	Paid-in	Retained	Comprehensive	Unearned
(In thousands)	Stock	Stock	Capital	Earnings	Loss	Compensation	Total
Balance at June 30, 2003	$40,181	$9,969	$5,038	$448,964	$(1,550)	$(1,837)	$500,765

Net earnings	-	-	-	73,621	-	-	73,621
Other comprehensive income, net of tax	-	-	-	-	1,109	-	1,109
Total comprehensive income							74,730

Stock issued under various incentive
plans, net of forfeitures	580	-	13,490	-	-	(1,354)	12,716
Purchases of Company stock	(474)	(9)	(23,050)	-	-	-	(23,533)
Conversion of class B to common stock	208	(208)	-	-	-	-	-

Dividends paid, 31 cents per share
Common stock	-	-	-	(12,507)	-	-	(12,507)
Class B stock	-	-	-	(3,054)	-	-	(3,054)

Restricted stock amortized to operations	-	-	-	-	-	909	909
Tax benefit from incentive plans	-	-	5,804	-	-	-	5,804

Balance at March 31, 2004	$40,495	$9,752	$1,282	$507,024	$(441)	$(2,282)	$555,830

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months ended March 31	2004	2003
(In thousands)
Cash flows from operating activities
Net earnings (loss)	$73,621	$(24,480)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	22,139	21,550
Amortization	470	2,140
Interest rate swap adjustments	(3,075)	19
Amortization of broadcast rights	23,688	27,959
Payments for broadcast rights	(26,992)	(25,568)
Cumulative effect of accounting change, net of taxes	-	85,749
Changes in assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(30,236)	(28,401)
Inventories	(2,176)	(2,766)
Supplies and prepayments	(1,952)	(7,060)
Subscription acquisition costs	12,707	(10,474)
Other assets	(7,862)	(7,201)
Accounts payable	(5,105)	(2,233)
Accruals	15,816	21,479
Unearned subscription revenues	7,131	37,764
Deferred income taxes	20,912	20,287
Other noncurrent liabilities	2,141	1,478
Net cash provided by operating activities	101,227	110,242
Cash flows from investing activities
Acquisition of American Baby Group	-	(117,594)
Additions to property, plant and equipment	(16,669)	(21,195)
Other	(731)	5,731
Net cash used by investing activities	(17,400)	(133,058)
Cash flows from financing activities
Long-term debt incurred	20,000	124,000
Repayment of long-term debt	(90,000)	(94,000)
Proceeds from common stock issued	13,048	12,197
Purchases of Company stock	(23,533)	(22,427)
Dividends paid	(15,561)	(13,656)
Net cash (used) provided by financing activities	(96,046)	6,114

Net decrease in cash and cash equivalents	(12,219)	(16,702)
Cash and cash equivalents at beginning of period	22,294	28,225
Cash and cash equivalents at end of period	$10,075	$11,523

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

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months		Nine Months
	Ended March 31		Ended March 31
	2004	2003	2004	2003
(In thousands except per share data)
Net earnings (loss), as reported	$33,633	$25,488	$73,621	$(24,480)
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	182	160	557	439
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,830)	(1,781)	(5,646)	(5,376)
Pro forma net earnings (loss)	$31,985	$23,867	$68,532	$(29,417)
Earnings (loss) per share
Basic - as reported	$0.67	$0.51	$1.47	$(0.49)
Basic - pro forma	$0.64	$0.48	$1.37	$(0.59)
Diluted - as reported	$0.65	$0.50	$1.43	$(0.48)
Diluted - pro forma	$0.62	$0.47	$1.32	$(0.58)

d. Earnings per share

The following table presents the calculations of earnings per share:

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
(In thousands except per share)
Earnings before cumulative effect of change in accounting principle	$33,633	$25,488	$73,621	$61,269

Basic average shares outstanding	50,203	49,761	50,173	49,635
Dilutive effect of stock options	1,522	1,280	1,457	1,425
Diluted average shares outstanding	51,725	51,041	51,630	51,060
Earnings per share before cumulative effect of change in accounting principle
Basic	$0.67	$0.51	$1.47	$1.24
Diluted	$0.65	$0.50	$1.43	$1.20

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, there were no antidilutive options excluded from the above calculations in 2004 and 446,000 options excluded in 2003 (with a weighted average exercise price of $42.40). For the nine months ended March 31, antidilutive options excluded from the above calculations totaled 70,500 options in 2004 (with a weighted average exercise price of $49.79) and 410,000 options in 2003 (with a weighted average exercise price of $42.21).

In the nine months ended March 31, 2004 and 2003, options were exercised to purchase 526,000 shares and 674,000 shares, respectively.

e. Special-purpose entities

Meredith does not have any off-balance sheet arrangements. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's Condensed Consolidated Financial Statements.

2.  Change in Accounting Principle

Meredith adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. Intangible assets with indefinite lives include Federal Communication Commission (FCC) broadcast licenses and television network affiliation agreements. While legal and/or contractual provisions indicate a finite period for each of these assets, both are renewable without substantial cost or material modifications as evidenced by Meredith's experience since entering the television broadcasting business in 1948. In addition, Meredith expects the television broadcasting business and the television network/affiliate system to continue into the foreseeable future and, therefore, the related cash flows are expected to continue indefinitely.

SFAS No. 142 also establishes requirements for the periodic impairment review of goodwill and intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Reviews are based on a fair-value approach as described in SFAS No. 142. The estimated fair values are determined by developing discounted future cash flow analyses.

SFAS No. 142 required an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption. This initial review resulted in transitional impairment losses of $139.9 million ($85.7 million after-tax), or $1.68 per diluted share. This charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The impairment losses related to Federal Communication Commission (FCC) television licenses/network affiliation agreements ($33.7 million) and goodwill ($106.2 million) at certain television stations. The fair values of the FCC licenses/network affiliation agreements and goodwill were determined by developing discounted cash flow analyses. The impairments were primarily the result of lower revenues and cash flows at television station WGCL-TV in Atlanta as compared to the projections on which the purchase price was based. The next annual review for impairment will be performed as of May 31, 2004.

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

(In thousands)
Restructuring accrual at June 30, 2003	$1,322
Payments	(360)
Restructuring accrual at March 31, 2004	$962

Payments made during the nine months were for enhanced retirement benefits. These payments will continue for approximately five years.

4.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 27.5 percent are under the LIFO method at March 31, 2004 and 30 percent at June 30, 2003.

	March 31	June 30
	2004	2003
(In thousands)
Raw materials	$12,670	$8,745
Work in process	15,305	18,095
Finished goods	7,303	6,199
	35,278	33,039
Reserve for LIFO cost valuation	(5,954)	(5,891)
Inventories	$29,324	$27,148

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	March 31, 2004			June 30, 2003
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing Group
Noncompete agreements	$ 2,534	$(852)	$1,682	$ 2,534	$(383)	$2,151
Customer lists	1,863	(1,863)	-	1,863	(1,863)	-
Total	$ 4,397	$(2,715)	1,682	$ 4,397	$(2,246)	2,151
Intangible assets not
subject to amortization
Publishing Group
Trademarks			48,131			48,131
Broadcasting Group
FCC licenses/network affiliation agreements			633,063			632,941
Total			681,194			681,072
Intangibles, net			$682,876			$683,223

Amortization expense for intangible assets was $0.5 million for the nine months ended March 31, 2004. Annual amortization expense for intangible assets is expected to be as follows: $0.7 million in fiscal 2004, $0.6 million in fiscal 2005, $0.5 million in fiscal 2006, $0.3 million in fiscal 2007, and $0.1 million in fiscal 2008. The noncompete agreements are being amortized on a straight-line basis over periods of 3 or 5 years.

The changes in the carrying amounts of goodwill for the first nine months of fiscal 2004 and 2003 are as follows:

	Nine Months Ended March 31, 2004			Nine Months Ended March 31, 2003
(In thousands)	Publishing Group	Broadcasting Group	Total	Publishing Group	Broadcasting Group	Total

Balance at beginning of period	$ 110,852	$ 80,979	$ 191,831	$ 36,455	$ 184,193	$ 220,648
Acquisitions	-	-	-	76,483	-	76,483
Impairment writedowns	-	-	-	-	(106,173)	(106,173)
Reclassified/other	(528)	-	(528)	-	2,959	2,959
Balance at end of period	$ 110,324	$ 80,979	$ 191,303	$112,938	$ 80,979	$ 193,917

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Meredith Funding Corporation

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At March 31, 2004, $163.8 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by Bank One, N.A. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (4.00 percent at March 31, 2004), from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's Condensed Consolidated Financial Statements. The asset-backed commercial paper facility renews annually in April. Meredith has the ability and the intent to renew the facility each year and has renewed it each year since its inception and, therefore, the principal is reflected as due on April 9, 2007, the facility termination date.

7.  Derivative Financial Instruments

At March 31, 2004, Meredith had interest rate swap contracts to pay fixed-rates of interest (average 5.3 percent) and receive variable-rates of interest (average 3-month LIBOR rate of 1.1 percent) on $116.2 million notional amount of indebtedness. These contracts expire in June 2004. The average notional amount outstanding under the contracts is expected to be $132 million in fiscal 2004. The fair market value of the interest rate swap contracts was a liability of $1.2 million at March 31, 2004. This amount is included in accrued expenses on the balance sheet.

As a result of the debt refinancing completed in April 2002 and subsequent debt repayments, Meredith had interest rate swap contracts that no longer met the qualifications for hedge accounting. Those swap contracts were deemed to be ineffective and dedesignated as hedge contracts. Therefore, all changes in the fair market value of those contracts are recorded in interest expense. Changes in the fair market value of the dedesignated swaps resulted in a $0.9 million reduction of interest expense in the quarter ended March 31, 2004 compared with a $0.8 million reduction in interest expense in the quarter ended March 31, 2003. Changes in the fair market value of the dedesignated swaps resulted in a $3.1 million reduction in interest expense for nine months ended March 31, 2004. In the comparable prior-year period, the net effect of the changes in the fair market value of the dedesignated swaps was immaterial.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Pension and Postretirement Benefit Plans

The following tables present the components of net periodic benefit costs:

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands except per share)	2004	2003	2004	2003
Pension benefits
Service cost	$1,047	$1,202	$3,142	$3,604
Interest cost	1,025	1,248	3,075	3,744
Expected return on plan assets	(1,097)	(1,238)	(3,289)	(3,713)
Prior service cost amortization	167	167	499	500
Actuarial loss (gain) amortization	113	(42)	338	(125)
Transition amount amortization	42	55	126	167
Net periodic pension expense	$1,297	$1,392	$3,891	$4,177

Postretirement benefits
Service cost	$193	$188	$612	$564
Interest cost	322	338	1,018	1,013
Prior service cost amortization	(50)	(50)	(150)	(150)
Net periodic postretirement expense	$465	$476	$1,480	$1,427

Meredith contributed $9.0 million to its pension plans in March 2004 consistent with the expected contributions previously disclosed in its financial statements for the year ended June 30, 2003. No further contributions are expected in fiscal 2004.

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

9.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net earnings as well as foreign currency translation adjustments and changes in the fair market value of interest rate swap contracts. Total comprehensive income for the three-month periods ended March 31, 2004 and 2003, was $34.0 million and $25.8 million, respectively. Total comprehensive income (loss) for the nine-month periods ended March 31, 2004 and 2003, was $74.7 million and $(24.4) million, respectively.

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

	Three Months		Nine Months
	Ended March 31		Ended March 31
(In thousands)	2004	2003	2004	2003
Revenues
Publishing	$230,432	$220,800	$643,958	$577,595
Broadcasting	69,121	57,376	208,644	202,354
Total revenues	$299,553	$278,176	$852,602	$779,949

Operating profit
Publishing	$52,428	$46,551	$108,252	$92,891
Broadcasting	15,844	7,311	48,777	45,774
Unallocated corporate	(7,798)	(5,912)	(19,839)	(17,264)
Income from operations	$60,474	$47,950	$137,190	$121,401

Depreciation and amortization
Publishing	$2,298	$4,503	$7,405	$9,565
Broadcasting	4,318	4,268	12,990	12,382
Unallocated corporate	889	690	2,214	1,743
Total depreciation and amortization	$7,505	$9,461	$22,609	$23,690

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion presents the key factors that have affected the Company's business in the third quarter and first nine months of fiscal 2004 and fiscal 2003. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the Company's Form 10-K for the fiscal year ended June 30, 2003.

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

NEW ACCOUNTING STANDARD

Meredith adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. The provisions of SFAS No. 142 that pertain to the impairment of goodwill and intangible assets not being amortized have superceded the impairment related provisions in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, the impairment review was based generally on future undiscounted cash flows. Under SFAS No. 142, the impairment review must be based on a fair-value approach. The estimated fair values of these assets were determined by developing discounted future cash flow analyses. SFAS No. 142 required an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption and another review later in the same fiscal year. The Company's initial review resulted in transitional impairment losses of $139.9 million ($85.7 million after tax), or $1.68 per diluted share. This charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The impairment losses reflected the write-down of Federal Communication Commission (FCC) television licenses/network affiliation agreements ($33.7 million) and goodwill ($106.2 million) at certain television stations. The impairments were primarily the result of lower revenues and cash flows at television station WGCL-TV in Atlanta as compared to the projections on which the purchase price was based. The subsequent annual review for impairment was performed as of May 31, 2003. No further adjustments were required as a result of that review.

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

RESULTS OF OPERATIONS

Consolidated

Three Months ended March 31	2004	2003	Percent Change
(In thousands)
Total revenues	$299,553	$278,176	8%
Income from operations	60,474	47,950	26%
Net earnings	33,633	25,488	32%
Diluted earnings per share	0.65	0.50	30%

Nine Months ended March 31	2004	2003	Percent Change
(In thousands)
Total revenues	$852,602	$779,949	9%
Income from operations	137,190	121,401	13%
Earnings before cumulative effect of change in accounting principle	73,621	61,269	21%
Diluted earnings per share before cumulative effect of change in accounting principle	1.43	1.20	19%
Net earnings (loss)	73,621	(24,480)	NM
Diluted earnings (loss) per share	1.43	(0.48)	NM
NM = not meaningful

Revenues
Third quarter revenues increased 8 percent while revenues for the first nine months of the fiscal year increased 9 percent compared with the respective prior-year periods. The increases in both periods reflected higher advertising revenues in both the publishing and broadcasting businesses as well as increased sales in custom publishing. These increases were partially offset by lower magazine circulation revenues in both periods. Additionally, the increase in revenues for the nine-month period included the effect of the December 2002 acquisition of the American Baby Group and higher book sales. Exclusive of the impact of the American Baby Group acquisition, revenues increased 7 percent in the nine-month period.

Operating costs and expenses
Operating costs and expenses increased 4 percent in the third quarter compared with the prior-year third quarter. Third quarter production, distribution and editorial costs increased 9 percent primarily because of a volume-related increase in custom publishing manufacturing costs and higher magazine editorial and art costs. These increases were partially offset by lower broadcasting program rights amortization expense. This decline reflects management's efforts to improve program rights purchasing methods while maintaining quality programming. Third quarter selling, general and administrative expenses were nearly flat as lower magazine subscription acquisition costs offset increased broadcasting selling expenses reflecting more aggressive sales and research efforts and higher unallocated corporate costs. The decline in magazine subscription acquisition costs resulted from a shift to more profitable direct-to-publisher subscriber sources. Third quarter depreciation and amortization costs decreased 21 percent reflecting approximately $2.0 million in prior-year amortization for short-lived intangible assets resulting from the American Baby Group acquisition.

Operating costs and expenses increased 9 percent in the nine-month period. Exclusive of the impact of the American Baby Group acquisition, the increase was 7 percent. Comparable production, distribution, and editorial costs increased because of higher volumes of magazine advertising pages, custom publishing projects and books sold. Partially offsetting these cost increases was lower broadcasting program rights amortization expense. Comparable selling, general, and administrative expenses increased because of investments in publishing and broadcasting selling, marketing and research activities, higher publishing performance-based incentive accruals and higher unallocated corporate costs. Partially offsetting these cost increases were lower magazine subscription acquisition costs. Comparable depreciation and amortization expense increased slightly in the period.

Nonoperating expense
Nonoperating expenses in the first nine months of the prior year consisted of a charge of $1.6 million for the write-off of an investment in a start-up technology company and a gain of $1.3 million related to the final settlement with News Corporation and Fox Television Stations, Inc., of the June 2002 exchange of two Florida stations for KPTV in Portland, OR.

Interest
Net interest expense was $5.6 million in the third quarter compared with $6.4 million in the third quarter of fiscal 2003. Net interest expense was $17.1 million in the nine months ended March 31, 2004, compared to $21.2 million in the comparable prior-year period. The declines reflected lower average debt outstanding in the current periods and, in the nine-month period, favorable changes in the fair market value adjustments on interest rate swap contracts. The fair market value adjustments resulted in reductions of interest expense of $0.9 million in the current quarter versus $0.8 million in the prior-year third quarter. In the current nine-month period, the fair market value adjustments resulted in a reduction of interest expense of $3.1 million. In the prior-year period, the net effect of the fair market value adjustments was immaterial.

Income Taxes
The Company's effective tax rate for the quarter and nine months just ended and for the same periods in the previous fiscal year was 38.7 percent.

Earnings and earnings per share
Fiscal 2004 third quarter net earnings were $33.6 million (65 cents per diluted share) compared with net earnings of $25.5 million (50 cents per diluted share) in the prior-year third quarter. Net earnings were $73.6 million ($1.43 per diluted share) in the nine months ended March 31, 2004 compared with earnings before the cumulative effect of a change in accounting principle of $61.3 million ($1.20 per diluted share) in the prior-year period. The earnings improvements reflected increased operating profits from both the publishing and broadcasting businesses as well as lower interest expense.

In the first quarter of the prior fiscal year, Meredith recorded an after-tax charge of $85.7 million ($1.68 per diluted share) for the cumulative effect of a change in accounting principle. The charge related to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Including that charge the Company recorded a net loss of $24.5 million (48 cents per diluted share) in the first nine months of the prior fiscal year.

Segment Information

PUBLISHING

Three Months ended March 31	2004	2003	Percent Change
(In thousands)
Advertising revenues	$114,222	$110,737	3%
Circulation revenues	62,962	67,895	(7)%
Other revenues	53,248	42,168	26%
Total revenues	230,432	220,800	4%
Operating costs	178,004	174,249	2%
Operating profit	52,428	46,551	13%

Nine Months ended March 31	2004	2003	Percent Change
(In thousands)
Advertising revenues	$307,381	$269,250	14%
Circulation revenues	183,113	191,049	(4)%
Other revenues	153,464	117,296	31%
Total revenues	643,958	577,595	11%
Operating costs	535,706	484,704	11%
Operating profit	108,252	92,891	17%

Revenues
 Publishing revenues increased 4 percent in the third quarter and 11 percent in the first nine months of fiscal 2004 compared with the respective prior-year periods. Excluding the impact of the American Baby Group acquisition, publishing revenues increased 7 percent in the nine-month period. To enhance comparability, the following nine-month period discussions exclude revenues from the American Baby Group.

Magazine advertising revenues increased 3 percent in the quarter and comparable ad revenues were up 8 percent in the first nine months of fiscal 2004. The growth in the quarter was primarily a result of higher net revenues per advertising page. Management believes the increase in average revenues per page resulted from the Company's strong position in the home and family market, its proven circulation model and higher rate bases for the mid-size titles. The number of advertising pages sold declined 1 percent largely reflecting one fewer issue of Country Home magazine published in the quarter due to a shift in the timing of issues. Excluding Country Home, advertising pages were up slightly versus the prior-year third quarter. This compares with advertising page growth of 18 percent for comparable titles in the first six months of the fiscal year. The slowdown reflects stronger prior year third quarter results as compared to the first two quarters of the prior fiscal year, including a boost in ad pages for Ladies' Home Journal resulting from the introduction of a new editorial and design package in the prior-year third quarter. It also reflects some slowing in the advertising marketplace in general.

Comparable ad pages increased approximately 10 percent in the first nine-months of fiscal 2004, while average net revenues per page were down slightly. Combined advertising pages at the Company's two largest circulation titles, Better Homes and Gardens and Ladies' Home Journal, decreased slightly in the quarter and were up in the mid-single digits for the first nine months of fiscal 2004. Advertising pages at the mid-size group of titles, which includes Country Home, Traditional Home, Midwest Living and MORE magazines, were flat in the quarter reflecting one fewer issue of Country Home, but increased in the high teens in the nine-month period when the number of issues was comparable. Advertising categories showing strength in the quarter included the home and building category as well as the food and beverage, automotive, retail and technology categories. Advertising was weaker in the pharmaceutical and direct response categories. Online advertising also increased in both periods although the growth was slower in the third quarter compared to the first half of the fiscal year.

Magazine circulation revenues declined 7 percent in the third quarter and revenues for comparable titles were down 4 percent in the nine-month period versus the respective prior-year periods. The declines reflected lower newsstand sales due to industrywide weakness at the newsstand and fewer issues of Special Interest Publications on sale in the first nine months of fiscal 2004. Lower average subscription revenues per copy at several titles, due to an increase in the term of direct mail offers, also contributed to the decline. In addition, revenues in the third quarter reflected one fewer issue of Country Home magazine on sale in the quarter.

Other publishing revenues increased 26 percent from the prior-year third quarter and comparable revenues were up 26 percent in the nine-month period reflecting strong new business growth in integrated marketing and, in the year-to-date period, increased book sales. Integrated marketing is the Company's custom publishing operation. One of the larger new programs in the current year is publication of the monthly programming guide for DIRECTV satellite television. Book revenues declined in the mid-single digits on a percentage basis in the third quarter due to the timing of new title releases and higher reserves for book returns. New title sales were very strong in the prior year due to the release of the Company's first book based on the Trading Spaces television show and a new edition of Home Improvement 1-2-3 for The Home Depot. In the year-to-date period, book revenues increased in the low double-digits on a percentage basis reflecting strong sales of books based on the Monster Garage and Trading Spaces television series and home improvement titles for The Home Depot. The 12th edition of the Better Homes and Gardens New Cook Book, which was released during fiscal 2003, has continued its strong performance.

Operating costs
 Publishing costs increased 2 percent in the quarter and 11 percent in the nine-month period. Excluding costs of the American Baby Group, the cost increase was in the high-single digits in the first nine months of fiscal 2004. The cost increase in the third quarter primarily reflected a volume-related increase in integrated marketing production costs that was partially offset by lower magazine subscription acquisition costs. The increase in comparable costs in the year-to-date period reflected volume-related increases in magazine paper and postage costs, book royalties and integrated marketing production costs. In addition, average paper prices increased approximately 3 percent in both the quarter and in the nine-month period. Also contributing to the nine-month cost increase were higher employee compensation costs. Partially offsetting these cost increases were lower magazine subscription acquisition costs. The decline in subscription acquisition costs in both periods resulted from a shift to more profitable direct-to-publisher subscriber sources.

Operating profit
 Publishing operating profit increased 13 percent in the third quarter and 17 percent in the first nine months of fiscal 2004. Major factors in the improvements were the addition of the American Baby Group in December 2002, higher advertising revenues and growth in integrated marketing sales and operating profits. Increased sales and operating profit from the book business was also a factor in the improvement in the nine-month period.

BROADCASTING

Three Months ended March 31	2004	2003	Percent Change
(In thousands)
Non-political advertising revenues	$65,600	$55,584	18%
Political advertising revenues	1,665	120	NM
Other revenues	1,856	1,672	11%
Total revenues	69,121	57,376	20%
Operating costs	53,277	50,065	6%
Operating profit	15,844	7,311	117%
NM = not meaningful

Nine Months ended March 31	2004	2003	Percent Change
(In thousands)
Non-political advertising revenues	$201,046	$177,022	14%
Political advertising revenues	2,459	20,467	(88)%
Other revenues	5,139	4,865	6%
Total revenues	208,644	202,354	3%
Operating costs	159,867	156,580	2%
Operating profit	48,777	45,774	7%

Revenues
 Broadcasting revenues increased 20 percent in the third quarter and 3 percent in the first nine months of fiscal 2004 compared with the respective prior-year periods. The growth in revenues in the third quarter reflected double-digit percentage growth in both local and national advertising. In addition, political advertising was stronger than in the prior-year quarter and exceeded management expectations for the first calendar quarter of a presidential election year. The Company's CBS stations generated about $5 million in net revenues from the Super Bowl and the NCAA basketball tournament in the third quarter. In the prior-year quarter the Super Bowl was carried by another network and the stations generated approximately $2 million from the basketball tournament. The revenue increases were widespread across the Company's group of stations with all markets reporting higher third quarter revenues.

In the nine-month period a 14 percent increase in non-political advertising revenues was largely offset by lower political advertising revenues. Net political advertising revenues totaled $20.5 million in the prior-year nine-month period compared with $2.5 million in the first nine months of the current fiscal year. The fluctuations in political advertising revenues at Meredith's stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising and therefore the revenues are not entirely incremental. The increase in non-political advertising revenues in the nine-month period reflected higher local revenues and, to a lesser extent, higher national revenues. Most of the Company's stations have increased ratings, including ratings for local newscasts, over the last two years. Local newscasts typically account for 30 to 40 percent of a television station's revenues. The sales staffs of the stations have worked aggressively to translate the improved ratings into higher revenues and management believes this was a crucial factor in the revenue growth. In addition, all of the stations have recorded strong growth in revenues from unique direct-to-consumer advertising and marketing programs, some of which utilize content from the Company's well-known magazine titles.

Operating costs
 Operating costs increased 6 percent in the quarter and were up 2 percent in the first nine months of fiscal 2004 compared with the respective prior-year periods. The increase in third quarter costs primarily reflected higher employee compensation costs and more aggressive sales and promotion efforts. The increases in sales expenses and promotion expenses were the primary factors in the increase in costs in the nine-month period. Partially offsetting these cost increases were lower broadcasting program rights amortization in both periods. Management has emphasized efforts to reduce the cost of broadcasting program rights purchases while maintaining or improving programming quality and these efforts have begun to yield financial benefits. In addition, in the year-to-date period, employee compensation costs were lower due to lower performance-based incentives.

Operating profit
 Broadcasting operating profit more than doubled in the third quarter to $15.8 million from $7.3 million. Operating profit was up 7 percent in the first nine months of fiscal 2004. The improvements in both periods reflected increased revenues.

Supplemental disclosure of broadcasting EBITDA
 Meredith's broadcasting EBITDA is defined as broadcasting segment operating profit plus depreciation and amortization expense. EBITDA is not a GAAP financial measure and should not be considered in isolation or as a substitute for GAAP financial measures. The following table provides reconciliations between broadcasting segment operating profit and EBITDA. The EBITDA margin is defined as segment EBITDA divided by segment revenues. The EBITDA margin grew to 29.2% in the current quarter from 20.2% in the prior-year quarter. In the nine months ended March 31, 2004, the EBITDA margin was 29.6% compared with 28.7% in the prior-year period.

	Three Months ended March 31		Nine Months ended March 31
	2004	2003	2004	2003
(In thousands)
Revenues	$69,121	$57,376	$208,644	$202,354
Operating profit	15,844	7,311	48,777	45,774
Depreciation and amortization	4,318	4,268	12,990	12,382
EBITDA	20,162	11,579	61,767	58,156
EBITDA margin	29.2%	20.2%	29.6%	28.7%

UNALLOCATED CORPORATE EXPENSES

	2004	2003	Percent Change
Three Months ended March 31	$(7,798)	$(5,912)	32%
Nine Months ended March 31	$(19,839)	$(17,264)	15%

Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, increased 32 percent in the third quarter and were up 15 percent in the first nine months of fiscal 2004 compared with the respective prior-year periods. The increase in expenses in both periods reflected start-up costs related to the outsourcing of payroll and benefit processing and higher employee compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months ended March 31	2004	2003	Percent Change
(In thousands)
Net earnings (loss)	$73,621	$(24,480)	NM
Cash flows from operations	101,227	110,242	(8)%
Cash flows from investing	(17,400)	(133,058)	87%
Cash flows from financing	(96,046)	6,114	NM
Net decrease in cash and cash equivalents	(12,219)	(16,702)	27%
NM = not meaningful

Cash and cash equivalents declined $12.2 million in the nine months ended March 31, 2004 compared with a decline of $16.7 million in the same period a year ago. Major factors affecting the change in cash usage included the acquisition of the American Baby Group in the prior-year period and the effect of that acquisition on the change in net debt outstanding, a net reduction in debt in the current period and a current-year decline in cash provided by operations. Cash provided by operating activities declined 8 percent to $101.2 million from $110.2 million in the same period a year ago. An increase in earnings before the noncash charge for a change in accounting principle in the prior year was more than offset by increased use of cash for working capital requirements. This resulted primarily from changes in deferred magazine subscription costs and revenues as well as increased cash usage related to accounts payable and accruals.

In the current period, net debt outstanding decreased by $70 million as a result of debt payments. In the prior period, Meredith acquired the American Baby Group in December 2002 for $117.9 million. The acquisition was financed with $100 million in debt from existing credit facilities and cash on hand. As a result of the acquisition and debt payments, net debt outstanding increased $30 million in the prior-year period.

Meredith traditionally contributes the maximum allowable tax deductible amount to its qualified defined benefit pension plans. In the prior fiscal year the Company's contribution totaled $12 million, including $8 million in the first nine months of fiscal 2003. Meredith has contributed $9 million, the maximum allowable tax deductible amount, to the plans in the first nine months of fiscal 2004. The Company's required contribution is less than $1 million. No additional contributions are expected in fiscal 2004.

Long-term debt
At March 31, 2004, long-term debt outstanding totaled $305 million and consisted of $5 million outstanding under the asset-backed commercial paper facility and $300 million outstanding in fixed-rate unsecured senior notes. Management believes these debt agreements are material to discussions of the Company's liquidity. All of these debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at March 31, 2004 follows:

	Required at March 31, 2004	Actual at March 31, 2004
Ratio of debt to EBITDA[1]	Less than 3.5	1.4
Ratio of EBITDA[1] to interest expense	Greater than 3.0	9.5
Ratio of EBIT[2] to interest expense	Greater than 2.5	8.3
Consolidated shareholders' equity[3]	Greater than $435.9 million	$641.6 million

1 EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
2 EBIT is earnings before interest and taxes as defined in the debt agreements.
3 Consolidated shareholders' equity is adjusted for special items as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at March 31, 2004 and expects to remain so in the future.

Meredith uses interest rate swap contracts to manage interest cost and risk associated with possible increases in variable interest rates. The swap contracts expire in June 2004. The notional amount of indebtedness outstanding under the contracts is expected to be $132 million in fiscal 2004. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. The weighted-average interest rate on debt outstanding at March 31, 2004, including the effect of the hedged interest rate swap contracts, was approximately 6.5 percent.

As a result of the debt refinancing completed in April 2002 and subsequent debt repayments, Meredith has interest rate swap contracts that no longer meet the qualifications for hedge accounting. These contracts were deemed to be ineffective and dedesignated as hedge contracts. Therefore, all changes in the fair market value of these contracts are recorded in interest expense.

Share repurchase program
As part of Meredith's ongoing share repurchase program, the Company spent $23.5 million to repurchase an aggregate of 482,000 shares of Meredith Corporation common stock at then current market prices in the first nine months of fiscal 2004. This compares with spending of $22.4 million for the repurchase of 560,000 shares in the first nine months of the prior fiscal year. The Company expects to continue to repurchase shares from time to time in the foreseeable future, subject to market conditions. As of April 23, 2004, approximately 2.3 million shares were authorized for future repurchase, including a 2 million share repurchase authorization approved by the Board of Directors in February 2004. The status of this program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2(e), Issuer Purchases of Equity Securities, of this document for detailed information on repurchases during the quarter ended March 31, 2004.

Dividends
Dividends paid in the first nine months of fiscal 2004 were $15.6 million, or 31 cents per share. Dividends paid in the first nine months of the prior fiscal year were $13.7 million, or 27.5 cents per share. In February 2004, the Board of Directors increased the quarterly dividend 26 percent, or two and one-half cents per share, to 12 cents per share effective with the dividend payable on March 15, 2004. Based on the current number of shares outstanding, this will result in additional dividend payments of approximately $5 million annually.

Capital Expenditures
Spending for property, plant and equipment totaled $16.7 million in the first nine months of fiscal 2004 compared with prior-year spending of $21.2 million in the comparable period. The decline resulted from prior-year spending for equipment and remodeling associated with the consolidation of television stations in Portland to form a duopoly and for the initial transition to digital technology at five stations that did not reoccur. The Company has no material commitments for capital expenditures. Funds for capital expenditures are expected to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

Outlook
With the July issues not finalized, fourth quarter fiscal 2004 publishing advertising revenues are running up in the low-single digits, on a percentage basis, from the same quarter a year ago. Fourth quarter broadcasting advertising bookings are currently pacing up in the mid-teens on a percentage basis. Broadcasting advertising bookings are a snapshot in time and change frequently.

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

Long-term debt
At March 31, 2004, Meredith had outstanding $5.0 million in variable-rate long-term debt and $300.0 million in fixed-rate long-term debt. There are no material earnings or liquidity risks associated with the Company's variable-rate debt because of interest rate swap contracts that reduce exposure to interest rate fluctuations by effectively converting variable-rate debt to fixed-rate debt. The fair market value of the variable-rate debt approximates the carrying amount. There also are no earnings or liquidity risks associated with the Company's fixed rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $320.9 million from $318.3 million at March 31, 2004.

Interest rate swap contracts
Meredith has an interest rate swap contract outstanding that is designated as a cash flow hedge and effectively converts the Company's variable-rate debt to fixed-rate debt. There are no earnings or liquidity risks associated with this swap contract. The fair market value of the interest rate swap contract is the estimated amount (based on discounted cash flows) the Company would pay or receive to terminate the swap contract. A 10 percent decrease in interest rates would have had no material effect on the $0.4 million cost to terminate the swap contract at March 31, 2004.

As a result of the April 2002 debt refinancing, Meredith also has interest rate swap contracts outstanding that are no longer designated as hedges against variable-rate obligations. While there is no liquidity risk associated with these swap contracts, changes in interest rates expose the Company to earnings risk because all changes in the fair market value of the swap contracts are recorded in interest expense. At March 31, 2004, a 10 percent decrease in interest rates would have had no material effect on the $0.9 million cost to terminate these swap contracts.

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

PART II	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(e)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and class B stock during the quarter ended March 31, 2004.
Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
January 1 to January 31, 2004	36,796	$ 49.75	36,796	496,455
February 1 to February 29, 2004	50,420	$ 51.07	50,420	2,446,035
March 1 to March 31, 2004	100,659	$ 50.06	100,659	2,345,376
Total	187,875	$ 50.27	187,875	2,345,376

1  Column (a), Total number of shares purchased, includes the following purchases of Class B stock:  14 shares in January 2004 and 28 shares in February 2004; and the following shares withheld to pay taxes upon the exercise of stock options:  22,736 in January 2004, 27,299 in February 2004 and 12,808 in March 2004.

In January 2001, Meredith announced the Board of Directors had authorized the repurchase of up to 2 million additional shares of the Company's stock through public and private transactions.

In February 2004, Meredith announced the Board of Directors had authorized the repurchase of up to 2 million additional shares of the Company's stock through public and private transactions.

For more information on the Company's share repurchase program, see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share repurchase program."

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Consultancy Agreement and Amendment to Employment Agreement between Meredith Corporation and William T. Kerr.

	10.2	Addendum to Amended and Restated Severance Agreement entered into between Meredith Corporation and Stephen M. Lacy.

	31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the third quarter of fiscal 2004, the company filed the following reports on Form 8-K:

On January 5, 2004, reporting under Item 5 and providing under Item 7 the text of a management presentation at the Smith Barney Citigroup Entertainment, Media and Telecommunications Conference on January 5, 2004.

On January 27, 2004, reporting under Item 12 and providing under Item 7 the text of a news release dated January 27, 2004, reporting earnings for the second fiscal quarter and six-months ended December 31, 2003.

On January 27, 2004, reporting under Item 12 and providing under Item 7 the script of a conference call held with analysts concerning the news release of the same date.

On March 2, 2004, reporting under Item 5 and providing under Item 7 the text of a management presentation at the Merrill Lynch Advertising/Marketing, Information and Education Conference on March 2, 2004. (See related 8-K/A filed on March 2, 2004.)

On March 9, 2004, reporting under Item 5 and providing under Item 7 the text of a management presentation at the Bear Stearns 17th Annual Media, Entertainment and Information Conference on March 9, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 13, 2004

Index to Exhibits

Exhibit Number	Item

10.1	Consultancy Agreement and Amendment to Employment Agreement between Meredith Corporation and William T. Kerr.

10.2	Addendum to Amended and Restated Severance Agreement entered into between Meredith Corporation and Stephen M. Lacy.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HIGHLIGHTS

Financial Data:
Balance Sheets
Statement of Earnings
Statement of Shareholders' Equity
Statement of Cash Flow
Notes
Management's Discussion and Analysis
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures

Changes in Securities and Use of Proceeds
Exhibits and Reports on Form 8-K