Form 10-K
period 2004-06-30
MEREDITH CORP
filed 2004-09-13
CIK 65011

Click here for TABLE OF CONTENTS
Click here for HIGHLIGHTS

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
Title of class
Class B Stock, par value $1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes [X]     No [  ]

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2003, was $1,831,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2004
Common shares	40,794,017
Class B shares	9,650,297
Total common and class B shares	50,444,314

  (This page has been left blank intentionally.)

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2004, are incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.  BUSINESS

GENERAL

Meredith Corporation, one of the nation's leading media and marketing companies, is engaged in magazine and book publishing, television broadcasting, integrated marketing, and interactive media. Virtually all of the Company's revenues are generated in the United States and all of the assets reside within the United States.

The Company was founded by Edwin Thomas Meredith in 1902 as an agricultural publisher and incorporated in Iowa in 1905. Meredith Corporation became public in 1946 and entered the television broadcasting business in 1948. It has been listed on the New York Stock Exchange since 1965 and currently has approximately 50 million shares of common and class B stock outstanding. The Company had 2,696 employees (including 125 part-time employees) at June 30, 2004.

Meredith's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company's website at www.meredith.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of the Company's annual report, including Form 10-K, will be made available, free of charge, upon written request.

The Company has two business segments: publishing and broadcasting. Financial information about industry segments can be found in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8-Financial Statements and Supplementary Data under Note 18. These segments had no material expenses for research and development during the past three fiscal years.

The publishing segment is focused on the home and family market. It consists of 17 magazine brands, including Better Homes and Gardens, Ladies' Home Journal, and American Baby, as well as approximately 160 special interest publications; book publishing with more than 300 books in print; integrated marketing relationships with some of America's leading companies; a large consumer database; an extensive Internet presence, including 24 web sites and strategic alliances with leading Internet destinations; brand licensing relationships; and other related operations.

The broadcasting segment includes the operations of 12 network-affiliated television stations located across the continental United States and one AM radio station. The television stations consist of six CBS affiliates, four FOX affiliates, one NBC affiliate, and one UPN affiliate.

The Company's largest revenue source is magazine and television advertising. Television advertising is to some extent seasonal, traditionally generating higher revenues in the second and fourth fiscal quarters and during key political contests, major sporting events, etc.

Name recognition and the public image of the Company's trademarks (e.g., Better Homes and Gardens and Ladies' Home Journal) and television station call letters are vital to the success of ongoing operations and to the introduction of new business. The Company protects its brands by aggressively defending its trademarks and call letters.

Compliance with federal, state, and local provisions relating to the discharge of materials into the environment and to the protection of the environment has no material effect on capital expenditures, earnings, or the competitive position of the Company.

DESCRIPTION OF BUSINESS

Publishing

Publishing represented 75 percent of the Company's consolidated revenues in fiscal 2004.

Magazines

Information for major subscription titles among the Company's 17 magazine brands follows:

Title	Description	Frequency	Year-end Rate Base	(1)

Better Homes and Gardens	Home and women's service	Monthly	7,600,000

Ladies' Home Journal	Women's service	Monthly	4,100,000

American Baby	Parenting	Monthly	2,000,000

Country Home	Home decorating	10x/year	1,250,000

MORE	Women's lifestyle (age 40+)	10x/year	950,000

Traditional Home	Home decorating	8x/year	950,000

Midwest Living	Travel and lifestyle	6x/year	900,000

(1)

Rate base is the circulation guaranteed to advertisers. Actual circulation for most of the Company's titles is tracked by the Audit Bureau of Circulation, which issues periodic statements for audited magazines.

Better Homes and Gardens magazine, the Company's flagship, accounts for a significant percentage of revenues and operating profit of the publishing segment and the Company. Meredith's other magazine brands not listed in the preceding table are Successful Farming; WOOD; Country Gardens; Renovation Style; Creative Home; Decorating; Do It Yourself; Garden, Deck & Landscape; American Patchwork & Quilting; and Scrapbooks etc. The Company also publishes three special interest titles under the American Baby brand aimed at the growing Hispanic market. These titles are Espera, Primeros 12 Meses, and Healthy Kids En Español.

The Company publishes a group of Special Interest Publications, primarily under the Better Homes and Gardens and Creative Collection banners, that are issued from one to six times a year and primarily sold on newsstands. Titles published quarterly or every other month include the aforementioned Country Gardens; Renovation Style; Creative Home; Decorating; Do It Yourself; Garden, Deck & Landscape; American Patchwork & Quilting; and Scrapbooks etc. as well as Beautiful Homes, Bedroom & Bath, Garden Shed, Home Planning Ideas, Kitchen and Bath Ideas, 100 Ideas series, Paint Decor, Quick & Easy Decorating, Remodeling Ideas, and Window & Wall Ideas. Approximately 160 issues were published in fiscal 2004.

Meredith Interactive Media has extended many of the Company's magazine brands to the Internet. The flagship home and family site-bhg.com-is a leader in providing unique content and applications in its core content areas of decorating, food, home improvement, and remodeling. The Company has established multi-year alliance agreements with two of the leading Internet providers, driving additional traffic to the Company's sites. These web sites are additional sources of advertising and other revenues; more importantly, they hold the potential for significant cost reductions through online magazine subscription orders.

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

Circulation

Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the Internet, and other means are Meredith's largest source of circulation revenues. All of the Company's subscription magazines except Successful Farming and American Baby are also sold by single copy as well. Single-copy sales are distributed through magazine wholesalers, who have the right to receive credit from the Company for magazines that retailers return to them.

Other

Other revenues are derived from book sales, integrated marketing, other custom publishing projects, ancillary products and services, and brand licensing agreements.

The Company publishes and markets more than 300 consumer home and family service books. They are published under the Better Homes and Gardens trademark and under licensed trademarks such as The Home Depot® books, Trading Spaces® books, and Ortho® books. Meredith also published books based on properties of the HGTV Home and Garden Television®, Food Network®, and Discovery Channel® cable networks and Marvel Characters, Inc. in fiscal 2004. The Company's books are sold through retail book and specialty stores, mass merchandisers, and other channels. During fiscal 2004, 105 new or revised titles were published.

Meredith Integrated Marketing, which offers integrated promotional strategies that combine all of the Company's custom capabilities, and Meredith's consumer database, which can make more than 75 million names available to magazine and television advertisers, are important because they provide revenue sources that are independent of advertising and circulation. Fiscal 2004 clients included DIRECTV, DaimlerChrysler, Carnival Cruise Lines, Iams, Hunter Douglas, and Nestle.

Production and Delivery

The major raw materials essential to the publishing segment are coated publication and book-grade papers. Meredith supplies all of the paper for its magazine production and most of the paper for its book production. Average paper prices increased approximately 2 percent in fiscal 2004 from fiscal 2003. The price of paper is driven by overall market conditions and is therefore difficult to predict, but management anticipates paper prices will rise as demand grows over the next year. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements.

Meredith has printing contracts with several major printers for all of its magazine titles. The Company's published books are manufactured by outside printers under contracts that are generally on a title-by-title basis.

Because of the large volume of magazine and subscription promotion mailings, postage is a significant expense to the publishing segment. The Company continually seeks the most economical and effective methods for mail delivery, including cost-saving measures such as pre-sorting and drop-shipping to central postal centers. The United States Postal Service last raised rates in June 2002, resulting in a cost increase of nearly 10 percent. The Postmaster General has stated that no further rate increases will be requested until at least 2006. Meredith continues to work with others in the industry and through trade organizations to encourage the Postal Service to implement efficiencies and contain rate increases. The Company cannot, however, predict future changes in the Postal Service and postal rates or the impact they will have on its publishing business.

Paper, printing, and postage costs accounted for approximately 42 percent of the publishing segment's fiscal 2004 operating expenses.

Fulfillment services for Meredith's publishing segment are provided by a third party. National magazine newsstand distribution services are provided by another third party through a multi-year agreement.

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

Gaining market share for newer magazines and specialty publications is extremely competitive. Competition is also intense for established titles. Better Homes and Gardens and Ladies' Home Journal, for example, must compete for readers and advertisers with other women's service magazines such as Family Circle®, Good Housekeeping®, Redbook®, and Woman's Day®, which are published by other companies. According to the Publisher's Information Bureau, the combined fiscal 2004 advertising revenue market share of Better Homes and Gardens and Ladies' Home Journal magazines totaled approximately 44 percent of the women's service magazine market.

Broadcasting

Broadcasting represented 25 percent of Meredith's consolidated revenues in fiscal 2004. Pertinent information about the Company's television stations owned at June 30, 2004 follows:

Station, Market	DMA National Rank (1)	Network Affiliation	Analog Channel	DTV Channel	Expiration Date of FCC License	Average Audience Share (2)

WGCL-TV	9	CBS	46	19	4-1-2005	7.0%
Atlanta, GA

KPHO-TV	15	CBS	5	17	10-1-2006	8.3%
Phoenix, AZ

KPTV	24	FOX	12	30	2-1-2007	8.0%
Portland, OR

KPDX-TV	24	UPN	49	48	2-1-2007	4.0%
Portland, OR

WFSB-TV	27	CBS	3	33	4-1-2007	14.3%
Hartford, CT
New Haven, CT

WSMV-TV	30	NBC	4	10	8-1-2005	14.3%
Nashville, TN

KCTV	31	CBS	5	24	2-1-2006	13.7%
Kansas City, MO

WHNS-TV	35	FOX	21	57	12-1-2004	6.0%
Greenville, SC
Spartanburg, SC
Asheville, NC

KVVU-TV	51	FOX	5	9	10-1-2006	6.3%
Las Vegas, NV

WNEM-TV	65	CBS	5	22	10-1-2005	17.7%
Flint, MI
Saginaw, MI
Bay City, MI

WSHM-LP	106	CBS	67	NA	4-1-2007	8.5%
Springfield, MA
Holyoke, MA

KFXO-CA	197	FOX	39	NA	2-1-2007	6.0%
Bend, OR

(1)	Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2004-2005 DMA ranking.

(2)

Average audience share represents the estimated percentage of households using television tuned to the station. The percentages shown reflect the average total day shares (9:00 a.m. to midnight) for the November 2003, February 2004, and May 2004 measurement periods except for WSHM-LP which reflects only the February 2004 and May 2004 measurement periods.

NA	Not applicable

In January 2004, Meredith acquired WSHM-LP, a low-power television station serving Springfield-Holyoke, MA, and signed a long-term affiliation agreement with CBS for the station.

In May 2004, Meredith acquired an AM radio station serving the mid-Michigan market, including Saginaw and Bay City. The station, WNEM-AM, primarily offers local news programming and utilizes the on-air talent and other news resources of WNEM-TV, the Company's CBS affiliate in the same market.

In June 2004, Meredith announced that it had agreed to purchase WFLI-TV, the WB television affiliate in Chattanooga, TN. Chattanooga is the 86th ranked market in the United States. The transaction closed in August 2004.

Operations

Advertising is the principal source of revenues for the broadcasting segment. The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of in-market broadcasters, audience share, and audience demographics. The larger a station's share in any particular daypart, the more leverage a station has in setting advertising rates. As the market fluctuates with supply and demand, so do a station's rates. Most national advertising is sold by independent representative firms. The sales staff at each station generates local/regional advertising revenues.

Typically 30 to 40 percent of a market's television advertising revenues is generated by local news. The Company's stations have increased the number of hours of local news programming over the last several years and are continually working to improve their news operations and ratings.

The national network affiliations of Meredith's 12 television stations influence advertising rates. Generally a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs. In some instances, the network compensates the local stations in accordance with the television station's network affiliation agreement. Conversely, affiliated stations make payments to the network for certain specified programming such as professional football. As a standard practice, the FOX and UPN networks make no cash payments to affiliates. The Company's FOX affiliates, however, pay the FOX network for additional advertising spots in prime-time programming. Network compensation has declined gradually at most stations over the past several years. This industry trend is expected to result in the eventual elimination of network compensation. Revenues from network affiliation agreements are not material to Meredith.

The Company's six CBS affiliates have agreements that expire from November 2004 to November 2010. Meredith's affiliation agreements for all FOX-affiliated stations expire in June 2007. The Company's Nashville station has an affiliation agreement with NBC that expires in December 2013 and the Portland UPN affiliation agreement expires in September 2004. Meredith is currently negotiating the renewal of the Atlanta station's CBS affiliation agreement, which expires in November 2004, and the Portland UPN affiliation agreement. Management expects these agreements to be renewed. While Meredith's relations with the networks historically have been good, the Company can make no assurances these relationships will continue in the same manner over time.

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

Competition

Meredith's television and radio stations compete directly for advertising dollars and programming in each of their markets with other television and radio stations and cable television providers. Other mass media providers such as newspapers, web sites, and direct broadcast satellite are also competitors. Advertisers compare market share, audience demographics, and advertising rates and take into account audience acceptance of a station's programming, whether local, network, or syndicated.

Regulation

Television and radio broadcasting operations and ownership are subject to regulation by the FCC under the Communications Act of 1934 as amended (Communications Act). Among other things, the FCC allots channels for television and radio broadcasting; determines the particular frequencies, locations and operating power of television and radio stations; issues, renews and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content, employment practices and business of stations; and has the power to impose penalties, including license revocations, for violations of its rules or the Communications Act.

Television broadcast licenses are granted for eight-year periods. The Communications Act directs the FCC to renew a broadcast license if the station has served the public interest and is in substantial compliance with the provisions of the Communications Act and FCC regulations. Management believes the Company is in substantial compliance with all applicable provisions of the Communications Act and FCC regulations and knows of no reason why Meredith's broadcast station licenses will not be renewed.

The Communications Act and the FCC regulate the ownership of television and radio stations. In 2003, Congress enacted a national television ownership cap that limits one entity to ownership of an unlimited number of television stations, provided that these stations do not reach more than 39 percent of U.S. television households. As of June 30, 2004, the Company's television household coverage was less than eight percent (per the FCC calculation method).

In June 2003, the FCC adopted several significant changes to local ownership restrictions. These changes largely eased restrictions on the combination of television stations, radio stations, and newspapers that a single entity can own in a local market. In September 2003, a federal appeals court issued an order staying the effective date of these new media ownership regulations. In June 2004, the same court issued a decision remanding certain aspects of the FCC's June 2003 media ownership decision to the FCC for further proceedings and continuing to stay the effective date of the new regulations. Congress is also considering legislation that would modify or repeal some or all of the new FCC media ownership regulations. The Company cannot predict when or how these matters eventually will be resolved.

The Communications Act and the FCC also regulate relationships between television broadcasters and cable and satellite television providers. Under these provisions, most cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations that elect to exercise this right to mandatory carriage. Alternatively, television stations may elect to restrict cable systems from carrying their signals without their written permission, referred to as "retransmission consent." Congress and the FCC have established and implemented generally similar market-specific requirements for mandatory carriage of local television stations by satellite television providers when those providers choose to provide a market's local television signals.

The FCC is implementing the transition to digital television (DTV) broadcast service and digital radio broadcast service. DTV technology permits television stations to transmit video images with a higher resolution than that of existing analog signals, and it also permits broadcasters to transmit multiple video program streams and ancillary data services. All of the Company's television stations with the exception of KFXO and WSHM, which are low-power stations and therefore not subject to these requirements, are currently transmitting DTV signals on their assigned second channels. The Company's radio station, WNKX, does not transmit a digital radio signal at this time.

At the end of the DTV transition period, television stations will be required to transmit exclusively in the DTV format. The Communications Act directs the FCC to complete the transition to DTV on a market-by-market basis by the end of 2006 or when 85 percent of viewers can receive a DTV signal, whichever is later. The FCC has not yet issued final regulations governing certain aspects of DTV operation, including how cable and satellite television providers should carry DTV signals and whether and to what extent DTV stations should be subject to additional public interest obligations. In addition, Congress and the FCC are considering altering certain existing transition rules, including the deadline for completion of the DTV transition.

The information given in this section is not intended to be inclusive of all regulatory provisions currently in effect. Statutory provisions and FCC regulations are subject to change, and any such changes could affect future operations and profitability of the Company's broadcasting segment. Management cannot predict what regulations or legislation may be adopted, nor can management estimate the effect any such changes would have on the Company's television and radio broadcasting operations.

EXECUTIVE OFFICERS OF THE COMPANY

Below is a listing of the executive officers of the Company. Executive officers are elected to one-year terms of office each November and may be re-elected.

William T. Kerr
Chairman and Chief Executive Officer (1998-present) and a director of the Company since 1994. Formerly: President and Chief Executive Officer (1997-1998); President and Chief Operating Officer (1994-1997); President-Magazine Group and Executive Vice President (1991-1994). Age 63.

Stephen M. Lacy
President and Chief Operating Officer (effective July 2004) and a director of the Company since 2004. Formerly: President-Publishing Group (2000-2004); President-Interactive and Integrated Marketing Group (2000); Vice President-Chief Financial Officer (1998-2000). Age 50.

John H. (Jack) Griffin, Jr.
President-Publishing Group (effective July 2004). Formerly: President-Magazine Group (2003-2004). Prior to joining Meredith, Mr. Griffin had been President of Parade Publications, Inc. and Publisher of Parade magazine since 1999. Mr. Griffin spent five years with Meredith prior to joining Parade Publications. He served in a number of sales and marketing roles, including General Manager of Meredith Integrated Marketing and Meredith Custom Publishing, and Vice President of Marketing for the Meredith Broadcasting Group. Age 44.

Kevin P. O'Brien
President-Broadcasting Group (2001-present). Prior to joining Meredith, Mr. O'Brien had worked for Cox Broadcasting for 15 years, most recently serving as executive vice president of the Cox Television Independent Group. In this capacity he supervised five Cox stations around the United States and also served as vice president and general manager of Cox's FOX affiliate in San Francisco. Age 61.

Suku V. Radia
Vice President-Chief Financial Officer (2000-present). Prior to joining Meredith, Mr. Radia had served as managing partner of the Des Moines, Iowa office of KPMG LLP, a global professional services firm, since 1993. Age 53.

John S. Zieser
Vice President-Corporate Development/General Counsel and Secretary (effective May 2004). Formerly: Vice President-Corporate and Employee Services/General Counsel and Secretary (2002-2004); Vice President-General Counsel and Secretary (1999-2002). Prior to joining Meredith, Mr. Zieser had been group president of First Data Merchant Services Corporation, a division of First Data Corporation (FDC), a leading provider of transaction processing and information services. Mr. Zieser joined FDC in 1993 as legal counsel and was subsequently promoted to associate general counsel prior to his appointment to other senior management positions. Age 45.

ITEM 2.  PROPERTIES

Meredith is headquartered in Des Moines, Iowa. The Company owns buildings at 1716 and 1615 Locust Street and 1912 Grand Avenue and is the sole occupant of these buildings. These facilities are adequate for their intended use.

The publishing segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue in New York City. The New York facility is used primarily as an advertising sales office for all Meredith magazines and as headquarters for Ladies' Home Journal and MORE magazines and the American Baby Group properties. The publishing segment also maintains offices, which are leased, in Chicago, Detroit, Los Angeles and several other cities. These offices are adequate for their intended use.

The broadcasting segment operates from offices in the following locations: Atlanta, GA; Phoenix, AZ; Portland, OR; Hartford, CT; Nashville, TN; Fairway, KS; Greenville, SC; Asheville, NC; Henderson, NV; Flint, MI; Saginaw, MI; and Bend, OR. All of these properties are adequate for their intended use. The properties in Asheville, Flint and Bend are leased while the other properties are owned by the Company. Each of the broadcast stations also maintains an owned or leased transmitter site.

ITEM 3.  LEGAL PROCEEDINGS

There are various legal proceedings pending against the Company arising from the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of shareholders since the Company's last annual meeting held on November 10, 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, DIVIDENDS AND HOLDERS

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

	High	Low	Dividends
Fiscal 2003
First Quarter	$44.75	$33.42	$0.090
Second Quarter	47.75	40.11	0.090
Third Quarter	43.10	36.91	0.095
Fourth Quarter	45.30	37.92	0.095

	High	Low	Dividends
Fiscal 2004
First Quarter	$48.30	$43.65	$0.095
Second Quarter	50.32	46.00	0.095
Third Quarter	52.90	48.66	0.120
Fourth Quarter	55.94	49.82	0.120

Stock of Meredith became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased its dividend in each of the last 11 years. It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2004, there were approximately 1,600 holders of record of the Company's common stock and 900 holders of record of class B stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common and class B stock during the quarter ended June 30, 2004.
Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
April 1 to April 30, 2004	54,903	$ 50.89	54,903	2,290,473
May 1 to May 31, 2004	119,822	51.60	119,822	2,170,651
June 1 to June 30, 2004	89,710	54.69	89,710	2,080,941
Total	264,435	$ 52.50	264,435	2,080,941

1

Column (a), Total number of shares purchased, includes the following purchases of Class B stock:  8 shares in April 2004 and 28 shares in May 2004; and the following shares withheld to pay taxes upon the exercise of stock options:  4,977 shares in April 2004, 36,784 shares in May 2004 and 36,641 in June 2004.

In January 2001, Meredith announced the Board of Directors had authorized the repurchase of up to 2 million additional shares of the Company's stock through public and private transactions.

In February 2004, Meredith announced the Board of Directors had authorized the repurchase of up to 2 million additional shares of the Company's stock through public and private transactions.

For more information on the Company's share repurchase program, see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share repurchase program" on page 32.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the years 2000 through 2004 is contained under the heading "Eleven-Year Financial History with Selected Financial Data" on pages 76-79 and is derived from financial statements for those years which were audited by KPMG LLP, an independent registered public accounting firm. The information contained in the "Selected Financial Data" is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

Page

Executive Overview	15

A description of each of Meredith's businesses, including their major sources of revenues and operating costs, and financial highlights from fiscal 2004.

Results of Operations	18

A review of results of operations for fiscal 2004 compared with fiscal 2003 and for fiscal 2003 compared with fiscal 2002. It begins with an overview followed by a more detailed discussion of results by business segment and in total.

Liquidity and Capital Resources	29

An analysis of changes in the balance sheet and cash flows, as well as a discussion of long-term debt, contractual obligations, the Company's share repurchase program, dividend payments, and capital expenditures.

Critical Accounting Policies	33

A discussion of the critical accounting policies management believes are important to understanding the assumptions and judgments incorporated into the reported financial results.

Outlook and Risk Factors	35

A discussion of the outlook for fiscal 2005 and factors that may cause actual results to differ from those currently anticipated.

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Item 1-Business, Item 6-Selected Financial Data, and Item 8-Financial Statements and Supplementary Data. The MD&A contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Outlook and Risk Factors section of the MD&A.

EXECUTIVE OVERVIEW

Meredith Corporation is one of America's leading home and family publishers and a broadcaster with television stations in top markets such as Atlanta and Phoenix. Each month we reach more than 75 million American consumers through our magazines, books, custom publications, web sites, and television stations. Our businesses serve well-defined readers and viewers, deliver the messages of advertisers, and extend our brand franchises and expertise to related markets. Our products and services distinguish themselves on the basis of quality, customer service, and value that can be trusted.

Meredith operates in two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. Broadcasting consists of 12 network-affiliated television stations and one radio station. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 75 percent of the Company's $1.16 billion in revenues in fiscal 2004 while broadcasting revenues totaled 25 percent.

Meredith is committed to building value for its shareholders. We have three primary strategies. The first is to expand our powerful publishing base by broadening our magazine portfolio, extending and developing our brands, capturing the potential in the Hispanic market and expanding our book and custom publishing businesses. The second strategy is to continue to strengthen the broadcasting business by improving ratings and share especially for newscasts, aggressively selling the improved ratings, creating additional revenue sources, and managing costs. The third strategy is to maintain our excellent financial position which allows us to pursue targeted acquisitions and to invest in our businesses. In publishing we are primarily focused on acquiring properties aimed at women between the ages of 30 and 40. Topics of interest to this age group include fitness, health, and parenting. In broadcasting we are targeting the creation of duopolies (the ownership of two stations in a single market) or regional clusters that allow us to generate cost efficiencies by operating multiple stations from one location. We also seek to improve our network diversity and expand our audience reach while maintaining our geographic diversity.

PUBLISHING
Advertising revenues made up 48 percent of fiscal 2004 publishing revenues. These revenues are generated from the sale of advertising space in the Company's magazines and on web sites to clients interested in promoting their brands, products and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the United States. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 28 percent of fiscal 2004 publishing revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. In the short term, subscription revenues, which accounted for nearly 70 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. However, the same economic factors that affect advertising revenues can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. A key factor in Meredith's subscription success is our industry-leading database. It contains approximately 75 million names, including about three-quarters of American homeowners, with an average of 300 data points on each name. This size and depth is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 24 percent of publishing revenues came from a variety of activities that included the sale of books and custom publishing services as well as brand licensing, product sales and other related activities. These revenues generally are affected by the same economic factors that affect advertising revenues.

Publishing's major expense categories include production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented approximately 42 percent of the segment's operating expenses in fiscal 2004. Paper is a commodity, and pricing can vary significantly year to year. Prices fluctuate based on the worldwide demand and supply for paper in general and for specific types of paper used by Meredith. Postal rates are dependent on the financial condition of the United States Postal Service. Postal rates were last increased in June 2002, and no further rate increases are expected until 2006. Meredith works with others in the industry and through trade organizations to encourage the Postal Service to implement efficiencies and contain rate increases. Our publications are outsourced to printers, and rates can fluctuate with changes in the demand and supply for printing services in the United States. We typically have multi-year contracts for the production of our magazines, a practice which reduces price fluctuations over the contract term.

Employee compensation, which includes benefits expense, represented almost 20 percent of fiscal 2004 publishing operating expenses. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. The remaining 38 percent of fiscal 2004 publishing expenses included costs for magazine newsstand and book distribution, advertising and promotional efforts, and general overhead costs for facilities and technology services.

BROADCASTING
Broadcasting derives almost all of its revenues-98 percent in fiscal 2004-from the sale of advertising. The remainder comes from television rebroadcast rights fees, network compensation, television production services, and other services.

The stations sell both local/regional and national advertising. Political advertising associated with biennial election campaigns can result in cyclical increases (in odd-numbered fiscal years) and decreases (in even-numbered fiscal years) in advertising revenues. Meredith has also developed the Cornerstone program, which leverages our publishing brands. The program packages material from our national magazines with local advertising to create customized mini-magazines delivered to targeted customers. We have generated additional revenues from Internet activities and programs focused on local interests such as Community events and college and professional sports. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the United States and in the local markets in which we operate stations; they also are linked to cyclical changes discussed previously. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, unemployment rates, auto sales, and interest rates. Programming content, audience share, audience demographics, and the advertising rates charged relative to other available advertising opportunities also affect advertising revenues. On occasion, unusual events necessitate uninterrupted television coverage and will adversely affect spot advertising revenues.

Broadcasting's major expense categories are employee compensation and programming costs. Employee compensation represented approximately 49 percent of fiscal 2004 broadcasting operating expenses and is affected by the same factors as noted for publishing. Programming expense represented approximately 14 percent of this segment's fiscal 2004 expenses. Programming expense is affected by the costs of programs available for purchase and the selection of programs aired by our television stations. Sales and promotional activities and general overhead costs for facilities and technical resources accounted for the majority of the remaining 37 percent of operating expenses.

FISCAL 2004 HIGHLIGHTS

  In terms of advertising growth, both publishing and broadcasting outperformed their peers in fiscal 2004. According to the Publisher's Information Bureau (PIB), Meredith's magazine advertising pages increased 9 percent in fiscal 2004 while the industry was down 1 percent. Meredith increased broadcasting advertising revenue 6 percent while the industry grew 2 percent, according to the Television Bureau of Advertising (TVB).

  Both segments increased revenues and operating profits and improved their operating profit margins in fiscal 2004.

  Diluted earnings per share increased 24% to $2.14 from prior year earnings of $1.73 before the cumulative effect of a change in accounting principle. The increase reflected the improved performance of both operating groups as well as lower interest expense.

  We generated $171 million in operating cash flows in fiscal 2004. Our priorities for the use of available cash include investments in the businesses, debt reduction, dividend payments, and share repurchases. In fiscal 2004, long-term debt was reduced by $75 million to $300 million. The quarterly dividend was increased 26 percent from 9.5 cents per share to 12 cents per share effective with the March 2004 payment. In addition, we spent $37.4 million to repurchase shares of our common stock and $24.5 million on capital investments.

  We acquired a low-power television station serving Springfield-Holyoke, MA and signed a long-term affiliation agreement with CBS for the station. The station is operated by WFSB-TV, our CBS affiliate serving Hartford, CT. We also acquired an AM radio station serving the mid-Michigan market, including Saginaw and Bay City. The station's programming has been changed to a local news radio format utilizing the on-air talent and other news resources of WNEM-TV, our CBS affiliate serving the same market. We also announced plans to purchase WFLI-TV, the WB television affiliate serving Chattanooga, TN. This transaction closed in August 2004. While our initial investments in these acquisitions are not material, they demonstrate our ability to seek new, cost-effective ways to expand and grow revenues and operating profit.

RESULTS OF OPERATIONS

Years ended June 30	2004	Change	Restated 2003	Change	2002
(In millions except per share)
Total revenues	$1,161.7	8%	$1,080.1	9%	$987.8
Costs and expenses	923.3	6%	871.4	7%	816.4
Depreciation and amortization	35.3	(3)%	36.3	(32)%	53.6
Total operating costs and expenses	958.6	6%	907.7	4%	870.0
Income from operations	203.1	18%	172.4	46%	117.8
Nonoperating (expense) income	-	100%	(1.6)	NM	63.8
Earnings before cumulative effect of
change in accounting principle	110.7	26%	88.1	(4)%	91.4
Net earnings	110.7	NM	2.3	(97)%	91.4
Diluted earnings per share
before cumulative effect of
change in accounting principle	2.14	24%	1.73	(3)%	1.79
Diluted earnings per share	2.14	NM	0.05	(97)%	1.79
NM-Not meaningful

OVERVIEW
Following are descriptions of significant acquisitions and dispositions as well as accounting changes that have affected the comparability of Meredith's results of operations over the last three fiscal years. Also included is a discussion of our rationale for the use of financial measures that are not in accordance with generally accepted accounting principles, or non-GAAP financial measures, and a discussion of the trends and uncertainties that affect our businesses. Following the Overview is an analysis of the results of operations for the publishing and broadcasting segments and an analysis of the consolidated results of operations for the last three fiscal years.

Acquisitions, Exchanges and Dispositions
In December 2002, Meredith purchased American Baby magazine and related assets (American Baby Group) from Primedia Inc. for $117.9 million. In June 2002, Meredith exchanged its Orlando and Ocala, FL television stations for KPTV in Portland, OR. The transaction created a Meredith duopoly in Portland where we already owned KPDX-TV. A duopoly (defined as the ownership of two stations in a single market) provides opportunities to combine operations and lower overall costs. The operations of the acquired properties have been included in our consolidated operating results since their respective acquisition dates. See Note 5 to the consolidated financial statements for further information.

Accounting Changes
At the beginning of fiscal 2003, Meredith adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be reviewed at least annually for impairment. It also required an initial review for impairment as of the beginning of the fiscal year of adoption. Our initial review resulted in transitional impairment losses of $139.9 million ($85.7 million after tax), or $1.68 per diluted share. The charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. No further impairments have been noted as a result of the subsequent annual reviews performed as of May 31, 2003 and 2004. Note 3 to the consolidated financial statements provides further information about the adoption of SFAS No. 142.

Upon the adoption of SFAS No. 142, we, like most broadcasters, determined that our broadcasting network affiliation agreement intangible assets had indefinite lives and ceased recording amortization expense on these assets. The staff of the Securities and Exchange Commission (SEC) has recently determined that network affiliation agreements are definite lived assets and should be amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions. After discussion with the SEC, we have changed our accounting policy and will amortize these assets effective with the adoption of SFAS No. 142 generally using lives of 25 to 40 years from their original acquisition dates. This change in accounting policy has resulted in the restatement of results for fiscal 2003 (and each of the quarters of fiscal 2003) and the first three quarters of fiscal 2004 in this annual report on Form 10-K. If future renewals result in modifications to the original terms and conditions of these agreements, the lives will be reassessed. In addition, the final resolution of Issue No. 03-09, which relates to the determination of the useful life and amortization of an intangible asset, by the Emerging Issues Task Force may also result in the reassessment of the lives of the network affiliation agreements.

The elimination of amortization expense related to indefinite-lived intangible assets and goodwill as a result of SFAS No. 142 materially affected the comparisons of fiscal 2004 and 2003 results with the reported results for fiscal 2002. SFAS No. 142 does not permit the restatement of prior years' results. Because this reduction in amortization expense resulted from a change in accounting principle and did not reflect a change in the underlying performance of the business, we believe it is useful to present adjusted financial information as if the amortization provisions of SFAS No. 142 had been effective in all periods presented. The adjusted data do not reflect the after-tax impairment loss of $85.7 million that was recognized by the Company upon the adoption of SFAS No. 142 and do not take into account impairment charges that may have been recorded had the Company adopted this statement at an earlier date. If the statement had been adopted at the beginning of fiscal 2002 earnings and earnings per share would have been as follows:

Years ended June 30	2004	Change	Restated 2003	Change	2002
(In millions except per share)
Earnings before cumulative effect
of change in accounting principle
As reported	$110.7	26%	$88.1	(4)%	$91.4
SFAS No. 142 amortization (net of tax)	-		-		12.0
As adjusted	$110.7	26%	$88.1	(15)%	$103.4

Diluted earnings per share before cumulative
effect of change in accounting principle
As reported	$2.14	24%	$1.73	(3)%	$1.79
SFAS No. 142 amortization (net of tax)	-		-		.24
As adjusted	$2.14	24%	$1.73	(15)%	$2.03

Use of Non-GAAP financial measures
The adjusted earnings and earnings per share figures shown above are non-GAAP financial measures.

In the following discussions, results excluding the effect of this accounting change are disclosed as adjusted segment operating costs, adjusted segment operating profit, adjusted consolidated operating costs and expenses, and adjusted income from operations. These, too, are non-GAAP measures.

The following analysis of broadcasting segment results includes references to earnings before interest, taxes, depreciation, and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our broadcasting segment. EBITDA is a common alternative measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Broadcasting segment EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

We believe the non-GAAP measures used in the MD&A contribute to an understanding of our financial performance. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We use and present non-GAAP financial measures along with GAAP results to evaluate and communicate the performance of the Company and its segments. We believe the non-GAAP financial measures provide an additional analytic tool to understand our results from core operations and to reveal underlying trends.

Trends and Uncertainties
Advertising volume is the Company's key uncertainty, and its fluctuation can have a material effect on operating results. Advertising revenues accounted for approximately 60 percent of total revenues in fiscal 2004. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates and, over time, television programming rights. The Company's cash flow from operating activities, its primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See the Outlook and Risk Factors section of the MD&A for further discussion.

PUBLISHING
 The following discussion reviews operating results for our publishing segment, which includes magazine and book publishing, integrated marketing, interactive media, brand licensing, and other related operations. The publishing segment contributed 75 percent of Meredith's revenues and 69 percent of the income from publishing and broadcasting operations in fiscal 2004.

The publishing segment achieved record revenues and operating profit in fiscal 2004. Revenues grew 8 percent and operating profit increased 16 percent as a result of a full year's ownership of the American Baby Group, higher advertising revenues, improved circulation contribution, and higher revenues and improved operating results from integrated marketing and interactive media operations. Publishing operating results for the last three fiscal years were as follows:

Years ended June 30	2004	Change	2003	Change	2002
(In millions)
Revenues	$873.1	8%	$808.0	10%	$733.2
Operating costs	712.0	6%	668.7	9%	616.2
Operating profit	$161.1	16%	$139.3	19%	$117.0

In the following discussion, references to comparable results in both fiscal 2004 and fiscal 2003 exclude the impact of the American Baby Group acquisition that occurred in December 2002.

Publishing Revenues
The 8 percent increase in publishing revenues in fiscal 2004 followed a 10 percent increase in fiscal 2003. The table below presents the components of revenues for the last three fiscal years.

Years ended June 30	2004	Change	2003	Change	2002
(In millions)
Revenues
Advertising	$422.1	10%	$383.1	18%	$325.5
Circulation	248.6	(4)%	259.1	(1)%	261.6
Other	202.4	22%	165.8	14%	146.1
Total revenues	$873.1	8%	$808.0	10%	$733.2

Advertising Revenues
The next table presents advertising page information according to PIB for our major subscription-based magazines for the last three fiscal years:

Years ended June 30		2004	Change	2003	Change	2002

Better Homes and Gardens		2,104	4%	2,025	9%	1,865
Ladies' Home Journal		1,447	1%	1,431	18%	1,210
American Baby[1]		688	94%	354	-	-
Country Home		973	6%	922	17%	790
Traditional Home		962	22%	790	10%	716
Midwest Living		949	12%	846	23%	690
MORE		800	17%	685	22%	561
1.	Acquired December 2002

Publishing advertising revenues increased 10 percent in fiscal 2004. Comparable (excluding American Baby Group) advertising revenues increased in the mid-single digits on a percentage basis. Comparable advertising revenue growth was stronger in the first half of the fiscal year than in the second half. Second half comparisons reflected both stronger comparative revenues in the prior year and some slowing in the advertising demand in the current calendar year. Online advertising revenues increased more than 40 percent in fiscal 2004 due to full-year ownership of American Baby Group and increased market demand.

Comparable advertising pages increased 6 percent in fiscal 2004 while average net revenues per page were down slightly. The decline in average net revenues per page reflected slowing advertising demand and our efforts to maintain or improve market share. According to PIB, we increased our share of overall magazine industry advertising revenues to 6.7 percent in the twelve months ended with the June issues compared with 6.3 percent in the prior year. Combined advertising pages for our two largest circulation titles, Better Homes and Gardens and Ladies' Home Journal, increased nearly 3 percent in fiscal 2004. Ladies' Home Journal faced difficult comparisons due to strong prior-year advertising page sales related to the release of a new editorial and design package in the third quarter. Advertising pages for our mid-size titles, Country Home, Traditional Home, Midwest Living, and MORE, increased 14 percent in fiscal 2004.

Advertising categories showing strength in fiscal 2004 included the home and building category as well as the food and beverage, retail and technology categories. Advertising was weaker in the pharmaceutical and direct response categories, especially at Ladies' Home Journal.

In fiscal 2003, publishing advertising revenues increased 18 percent. On a comparable basis, advertising revenues increased 11 percent as the advertising market slowly improved from the recession that followed September 11, 2001. Total comparable advertising pages increased 14 percent, and all of our major magazines reported higher revenues. During the recession, we acted to build market share through three measures: initiatives designed to capture a greater share of advertisers' budgets, specific market share incentives for sellers, and a trade industry promotional program. These measures contributed to our recovery in fiscal 2003 and allowed our growth to outpace the industry's.

Circulation Revenues
Fiscal 2004 magazine circulation revenues declined 4 percent from fiscal 2003. (The American Baby Group acquisition had no material effect on circulation revenues.) The decline in circulation revenues reflected lower newsstand sales due to continued industrywide weakness at the newsstand and fewer Special Interest Publications on sale in fiscal 2004. We reduced the number of Special Interest Publications in response to declining newsstand sales. Lower average subscription revenues per copy for several titles, due to an increase in the term of direct mail offers, also contributed to the decline. Our strategy to increase the term of direct mail offers lowers costs by reducing the need to find replacement subscribers.

In fiscal 2003, magazine circulation revenues declined 1 percent. The decline reflected lower average subscription revenues per copy for several titles due to an increase in the term of direct mail offers. The decline in subscription revenues was partially offset by higher newsstand revenues. The increase occurred in spite of industrywide weakness in the second half of the fiscal year. The industry downturn coincided with the start of the U.S.-Iraq conflict.

Other Revenues
Other publishing revenues increased 22 percent in fiscal 2004 (20 percent on a comparable basis), primarily reflecting strong new business growth in integrated marketing, our custom publishing operation. One of our larger new contracts is for publication of the monthly programming guide for DIRECTV® satellite television. Book sales also were up because of strong sales of books based on The Learning Channel® cable network's Trading Spaces® and the Discovery Channel® cable network's Monster Garage® television series and home improvement titles for The Home Depot®. The creation of license-branded books was a significant factor in the growth of our book business although we have experienced higher return rates of the licensed product compared to our internally-developed brands. Released in fiscal 2003, the 12th edition of the Better Homes and Gardens New Cook Book continued its strong performance in the fiscal year just ended.

In fiscal 2003, other publishing revenues increased 14 percent (7 percent on a comparable basis). The growth in comparable revenues was primarily the result of an increase in the volume of book sales. Book revenues increased 27 percent, led by the fall 2002 release of the 12th edition of the Better Homes and Gardens New Cook Book and the spring 2003 release of a book based on The Learning Channel® cable network's popular Trading Spaces® decorating show. Integrated marketing's fiscal 2003 new business was insufficient to offset programs reduced or eliminated by existing clients. Integrated marketing new business sales improved significantly in fiscal 2003, but, due to long lead times, revenues from most new programs did not commence until fiscal 2004.

Publishing Operating Costs
 The following table details the impact of SFAS No. 142 on publishing operating costs:

Years ended June 30	2004	Change	2003	Change	2002
(In millions)
Operating costs	$ 712.0	6%	$ 668.7	9%	$ 616.2
SFAS No. 142 amortization	-		-		(2.3)
As adjusted	$ 712.0	6%	$ 668.7	9%	$ 613.9

Fiscal 2004 publishing costs increased 6 percent from fiscal 2003. Comparable (excluding American Baby Group) costs were up 5 percent. The higher comparable costs reflected volume-related increases in integrated marketing production and book costs as well as a 2 percent increase in average paper prices. In total, costs for production and delivery of publications and promotional mailings rose 7 percent. Higher employee compensation costs were another contributing factor. Comparable employee compensation costs increased in the mid-single digits on a percentage basis, reflecting higher staff levels primarily to support the growth in integrated marketing business and higher salary levels due to annual merit increases. Partially offsetting these increases were lower magazine subscription acquisition costs resulting from a shift to more profitable direct-to-publisher sources.

In fiscal 2003, publishing costs increased 9 percent after adjusting for the impact of SFAS No. 142. Comparable costs increased 4 percent in fiscal 2003 reflecting higher sales volume in advertising pages and books, higher postal rates, and higher employee compensation costs. The increases were partially offset by lower integrated marketing production costs resulting from lower sales volume, lower paper prices, and lower magazine subscription acquisition costs.

Publishing Operating Profit
 The following table details the impact of SFAS No. 142 on publishing operating profit:

Years ended June 30	2004	Change	2003	Change	2002
(In millions)
Operating profit	$ 161.1	16%	$ 139.3	19%	$ 117.0
SFAS No. 142 amortization	-		-		2.3
As adjusted	$ 161.1	16%	$ 139.3	17%	$ 119.3

Publishing operating profit increased 16 percent in fiscal 2004. The primary factors were higher advertising revenues, increased integrated marketing sales and operating profits, lower subscription acquisition costs, and a full year's ownership of the American Baby Group. These improvements were partially offset by increased employee compensation costs and higher paper prices.

In fiscal 2003, publishing operating profit increased 17 percent after adjustment for the impact of SFAS No. 142. Major contributors were higher advertising revenues, increased book sales and operating profits, and lower paper prices. These positives were partially offset by higher postal rates and increased employee compensation costs.

BROADCASTING
The following discussion reviews operating results for the Company's broadcasting segment, which consists of 12 network-affiliated television stations, one radio station, and the related interactive media operations. The broadcasting segment contributed 25 percent of Meredith's revenues and 31 percent of the income from publishing and broadcasting operations in fiscal 2004.

Revenues grew 6 percent in fiscal 2004, leading to a 20 percent increase in operating profit. The revenue growth was achieved despite significantly lower political advertising due to the biennial nature of elections. Operating costs increased just 2 percent. Lower programming rights amortization expense nearly offset higher costs for sales and promotion efforts. Broadcasting operating results for the last three fiscal years were as follows:

Years ended June 30	2004	Change	Restated 2003	Change	2002
(In millions)
Revenues	$288.6	6%	$272.1	7%	$254.6
Operating costs	217.6	2%	213.1	(9)%	234.4
Operating profit	$71.0	20%	$59.0	192%	$20.2

Broadcasting Revenues
 Broadcasting revenues increased 6 percent in fiscal 2004 and 7 percent in fiscal 2003. The table below presents the components of revenues for the last three fiscal years.

Years ended June 30	2004	Change	2003	Change	2002
(In millions)
Revenues
Non-political advertising	$ 275.8	13%	$ 244.6	-	$ 245.6
Political advertising	6.1	(71)%	20.9	NM	1.6
Other	6.7	2%	6.6	(11)%	7.4
Total revenues	$ 288.6	6%	$ 272.1	7%	$ 254.6
NM-Not meaningful

Broadcasting revenues increased 6 percent in fiscal 2004, reflecting higher non-political advertising revenues. Political advertising declined 71 percent, or nearly $15 million. Non-political advertising revenues increased 13 percent in fiscal 2004. Most of our stations have improved their ratings, including ratings for local newscasts, over the last two years. Local newscasts typically account for 30 to 40 percent of a television station's advertising revenues. Our stations' sales staffs have worked aggressively to translate the improved ratings to higher revenues, and we believe their efforts were a significant factor in the revenue growth. All of our stations have recorded strong growth in advertising revenues from unique direct-to-consumer advertising and marketing programs, some of which use content from our well-known magazine titles.

In fiscal 2003, broadcasting revenues increased 7 percent due to strong political advertising revenues. Political advertising associated with the November 2002 election campaigns totaled $20.9 million compared with only $1.6 million in political advertising in fiscal 2002. Political advertising displaces a certain amount of non-political advertising, so political advertising revenues are not entirely incremental.

Another factor affecting the comparison of fiscal 2003 and fiscal 2002 revenues was the June 2002 exchange of our Orlando and Ocala, FL television stations for KPTV in Portland, OR. The exchange negatively affected revenues in fiscal 2003, but it did not have a material effect on operating profits because of cost savings associated with the duopoly in Portland. On a same-station basis, fiscal 2003 revenues increased 15 percent. Same-station comparisons include revenues of KPTV-Portland and exclude revenues of the two Florida stations in all periods. The strong same-station growth reflected cyclical political advertising revenues, an improving advertising market, and execution of strategies to improve performance-implementing management changes, revamping newscasts, and modifying sales practices. The television advertising market was weak in fiscal 2002, especially following September 11, 2001. Improvement began late in fiscal 2002 and continued into fiscal 2003.

Broadcasting Operating Costs
 The following table details the impact of SFAS No. 142 on broadcasting operating costs:

Years ended June 30	2004	Change	Restated 2003	Change	2002
(In millions)
Operating costs	$ 217.6	2%	$ 213.1	(9)%	$ 234.4
SFAS No. 142 amortization	-		-		(17.3)
As adjusted	$ 217.6	2%	$ 213.1	(2)%	$ 217.1

Fiscal 2004 broadcasting costs increased 2 percent from fiscal 2003. The cost increase was due primarily to higher sales and promotion costs which resulted from our more aggressive sales efforts. Lower broadcasting program rights amortization partially offset the cost increase. Over the last two years, we have worked to reduce the cost of broadcasting program rights without sacrificing programming quality, and these efforts have begun to yield financial benefits. Employee compensation costs were flat year over year.

Broadcasting costs declined 2 percent in fiscal 2003 after adjustment for the impact of SFAS No. 142. The slight decline primarily reflected lower broadcasting program rights amortization net of higher employee compensation costs resulting from our station improvement efforts.

Broadcasting Operating Profit
 The following table details the impact of SFAS No. 142 on broadcasting operating profit:

Years ended June 30	2004	Change	Restated 2003	Change	2002
(In millions)
Operating profit	$ 71.0	20%	$ 59.0	192%	$ 20.2
SFAS No. 142 amortization	-		-		17.3
As adjusted	$ 71.0	20%	$ 59.0	57%	$ 37.5

Broadcasting operating profit increased 20 percent in fiscal 2004 as revenues grew 6 percent and costs increased just 2 percent. Broadcasting operating profit grew 57 percent in fiscal 2003 after adjustment for the impact of SFAS No. 142. The improvement resulted from a 7 percent increase in revenues and a 2 percent decrease in costs.

Supplemental Disclosure of Broadcasting EBITDA
Meredith's broadcasting EBITDA is defined as broadcasting segment operating profit plus depreciation and amortization expense. EBITDA is not a GAAP financial measure and should not be considered in isolation or as a substitute for GAAP financial measures. See the discussion of management's rationale for the use of EBITDA in the Overview of this section. Broadcasting EBITDA and EBITDA margin were as follows:

Years ended June 30	2004	Change	Restated 2003	Change	2002
(In millions)
Operating profit	$ 71.0	20%	$ 59.0	192%	$ 20.2
Depreciation and amortization	22.3	3%	21.6	(45)%	39.6
EBITDA	$ 93.3	16%	$ 80.6	35%	$ 59.8
EBITDA margin	32.3%		29.6%		23.5%

UNALLOCATED CORPORATE EXPENSES
Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three years were as follows:

Years ended June 30	2004	Change	2003	Change	2002
(In millions)
Unallocated corporate expense	$ 29.0	12%	$ 25.8	33%	$ 19.4

Unallocated corporate expenses increased 12 percent in fiscal 2004, reflecting increased charitable contributions and higher employee compensation costs. The increase in employee compensation reflected higher performance-based incentives, annual salary merit adjustments and higher employee severance costs resulting from restructuring in certain areas.

Unallocated corporate expenses increased 33 percent in fiscal 2003 due to higher performance-based incentives, higher employee benefit expenses, and increased costs for professional services such as insurance and auditing.

CONSOLIDATED

Consolidated Operating Costs and Expenses
Consolidated operating costs and expenses for the last three fiscal years were as follows:

Years ended June 30	2004	Change	Restated 2003	Change	2002
(In millions)
Production, distribution and editorial	$ 502.5	8%	$ 464.8	7%	$ 433.7
Selling, general and administrative	420.8	3%	406.6	6%	382.7
Depreciation and amortization	35.3	(3)%	36.3	(32)%	53.6
Operating costs and expenses	958.6	6%	907.7	4%	870.0
SFAS No. 142 amortization	-		-		(19.6)
As adjusted	$ 958.6	6%	$ 907.7	7%	$ 850.4

Production, distribution and editorial costs
Fiscal 2004 production, distribution and editorial costs increased 8 percent from fiscal 2003. Excluding the impact of the December 2002 American Baby Group acquisition, the increase was 7 percent. The increase in comparable costs primarily reflected a volume-related increase in production costs for integrated marketing custom publishing projects. Also contributing was a 2 percent increase in average paper prices. These cost increases were partially offset by lower broadcasting program rights amortization expense.

Fiscal 2003 production, distribution and editorial costs increased 7 percent. Excluding American Baby Group costs, the increase was 4 percent, reflecting higher volumes in publishing and higher postal rates. Higher volumes resulted from an increase in the number of advertising pages and books sold. Postal rates increased nearly 10 percent on June 29, 2002.

Selling, general and administrative expenses
Fiscal 2004 selling, general and administrative expenses increased 3 percent from fiscal 2003. Comparable expenses (excluding the impact of the American Baby Group acquisition) increased 2 percent. Investments in our sales and promotion efforts, higher charitable contributions, and increased employee compensation costs were partially offset by lower magazine subscription acquisition costs.

Selling, general and administrative expenses increased 6 percent in fiscal 2003. Excluding American Baby Group costs, the increase was 3 percent, coming primarily from higher performance-based incentive accruals.

Depreciation and amortization expenses
Fiscal 2004 depreciation and amortization expenses declined 3 percent because of prior-year amortization expense for short-lived intangibles related to the American Baby Group acquisition. Comparable depreciation and amortization expense increased 2 percent, primarily reflecting segment investments in information technology.

Depreciation and amortization expenses declined 32 percent in fiscal 2003 because of the significant amortization expense eliminated by the adoption of SFAS No. 142. Excluding the impact of the new accounting standard, depreciation and amortization expenses increased 7 percent largely due to the amortization of intangible assets resulting from the American Baby Group acquisition. On a comparable basis, fiscal 2003 expense was even with the prior year's. Higher depreciation expense resulting primarily from broadcasting's investments in digital technology equipment was offset by lower amortization expense due to the impairment write-downs of broadcasting network affiliation agreement intangible assets. These write-downs resulted from the adoption of SFAS No. 142.

Operating costs and expense
Publishing paper, production and postage costs and employee compensation were the largest components of our operating costs and expenses. They are presented in the following table, expressed as a percentage of total pretax operating costs and expenses:

Years ended June 30	2004	Restated 2003	2002
Publishing paper, production and postage	31.4%	30.8%	30.6%
Employee compensation	28.4%	28.7%	26.3%

If fiscal 2002 total pretax operating costs and expenses were adjusted for SFAS No. 142, the preceding percentages would have been 31.3 percent for publishing paper, production and postage and 26.9 percent for employee compensation.

Income from Operations
The following table details the impact of SFAS No. 142 on income from operations:

Years ended June 30	2004	Change	Restated 2003	Change	2002
(In millions)
Income from operations	$ 203.1	18%	$ 172.4	46%	$ 117.8
SFAS No. 142 amortization	-		-		19.6
As adjusted	$ 203.1	18%	$ 172.4	25%	$ 137.4

Income from operations increased 18 percent in fiscal 2004 and 25 percent in fiscal 2003 after adjustment for SFAS No. 142. The increases reflected revenue growth and higher operating margins in both of our business segments.

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

Fiscal 2002 nonoperating income totaled $63.8 million, consisting of a noncash gain from the disposition of two Florida television stations ($61.8 million) and proceeds from the demutualization of an insurance company with which Meredith holds policies ($2.0 million).

Net Interest Expense
Net interest expense was $22.5 million in fiscal 2004, $27.2 million in fiscal 2003, and $32.6 million in fiscal 2002. Average long-term debt outstanding declined to $330 million in fiscal 2004 from $390 million in fiscal 2003 and $430 million in fiscal 2002. The Company's approximate weighted average interest rate was 6.9 percent in fiscal 2004, 7.1 percent in fiscal 2003, and 7.7 percent in fiscal 2002.

Interest expense over the three-year period included the effects of interest rate swap contracts. We had entered into interest rate swap contracts to effectively convert a substantial portion of our variable rate debt to fixed rate debt. The net cash disbursements related to these contracts were included in interest expense in all periods. As a result of the April 2002 debt refinancing and subsequent debt repayments, we had interest rate swap contracts that no longer met the qualifications for hedge accounting. Those swap contracts were deemed ineffective and dedesignated as hedge contracts. Subsequent to the dedesignation, we determined it was probable the level of variable-rate debt would not increase to allow use of these swaps over the term of the swap contracts. Consequently, related amounts in accumulated other comprehensive loss were reclassified to earnings, resulting in a $3.5 million increase in fiscal 2002 interest expense. Subsequent to the discontinuation of hedge accounting, changes in the fair market value of the affected interest rate swap contracts were recorded as interest expense. These fair market value adjustments resulted in reductions in interest expense of $3.9 million in fiscal 2004 and $0.9 million in fiscal 2003 and an increase in interest expense of $1.3 million in fiscal 2002. All of our interest rate swap contracts expired in June 2004.

Income Taxes
Our effective tax rate was 38.7 percent in each of the past three fiscal years.

Earnings and Earnings per Share
Fiscal 2004 net earnings were $110.7 million ($2.14 per diluted share), up 26 percent from $88.1 million ($1.73 per diluted share) in fiscal 2003 before the cumulative effect of a change in accounting principle. The improvement reflected higher segment operating profits and lower interest expense. Average diluted shares outstanding increased 1 percent to 51,689,000 in fiscal 2004. Average basic shares outstanding were 50,214,000, also up 1 percent from fiscal 2003.

Fiscal 2003 net earnings were $2.3 million or 5 cents per diluted share. Net earnings included a charge of $85.7 million ($1.68 per diluted share) for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142. Earnings before the cumulative effect of a change in accounting principle were $88.1 million ($1.73 per diluted share), down 4 percent from fiscal 2002 net earnings. The decline resulted from unfavorable changes in nonoperating (expense) income that were nearly offset by higher segment operating profits and lower net interest expense. Publishing and broadcasting operating profits improved both on a reported basis and after adjustment for SFAS No. 142.

Fiscal 2002 net earnings were $91.4 million, or $1.79 per diluted share. If SFAS No. 142 had been adopted at the beginning of fiscal 2002, net earnings on an adjusted basis would have been $103.4 million, or $2.03 per diluted share. See the reconciliation on page 20 of this section.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30	2004	Change	Restated 2003	Change	2002
(In millions)
Net earnings	$ 110.7	NM	$ 2.3	(97)%	$ 91.4
Cash flows from operating activities	171.0	(1)%	172.4	26%	136.8
Cash flows from investing activities	(26.9)	81%	(140.9)	(598)%	(20.2)
Cash flows from financing activities	(107.7)	(188)%	(37.4)	70%	(124.6)
Net cash flows	36.4	NM	(5.9)	26%	(8.0)
Cash and cash equivalents	58.7	163%	22.3	(21)%	28.2
Long-term debt (including current portion)	300.0	(20)%	375.0	(3)%	385.0
Shareholders' equity	588.7	18%	497.8	(2)%	507.7
Debt to total capitalization	34%		43%		43%
NM-Not meaningful

OVERVIEW
Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for acquisitions. Our core businesses-magazine and book publishing and television broadcasting-have been strong cash generators. Despite the introduction of many new technologies such as the Internet and cable and satellite television, we believe these businesses will continue to have strong market appeal for the foreseeable future. As with any business, operating results and cash flows are subject to changes in demand for our products and changes in costs. Changes in the level of demand for magazine and television advertising and/or other products can have a significant effect on cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt, and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from third-party financing agreements will provide funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments and cash dividends) into the foreseeable future. We have up to $250 million available under current credit agreements. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

Our current long-term debt outstanding is due between March 2005 and April 2008. We do not expect to prepay any of this debt prior to the scheduled due dates because of provisions in the debt agreements that make it costly to do so. Therefore, in the absence of a significant acquisition or other cash investment, we expect to accumulate increasing amounts of cash in the coming years. Cash amounts in excess of those needed for operating and recurring needs will be invested prudently and should provide a modest return.

SOURCES AND USES OF CASH
Cash and cash equivalents increased $36.4 million in fiscal 2004; they decreased $5.9 million and $8.0 million in fiscal 2003 and 2002, respectively. Over the three-year period, net cash provided by operating activities was used for the acquisition of the American Baby Group, debt reduction, purchases of Company stock, capital investments, and dividends.

Operating activities
 The largest single component of operating cash inflows is cash received from advertising customers. Advertising has accounted for approximately 60 percent of total revenues in each of the past three years. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as book, integrated marketing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee benefits (including pension plans), and other services and supplies.

Cash provided by operating activities totaled $171.0 million in fiscal 2004 compared with $172.4 million in fiscal 2003. Cash received from advertising sales increased 8 percent in fiscal 2004 but was offset by a reduction in cash received from magazine newsstand sales as well as increased cash spending for employee compensation costs and paper purchases.

Cash provided by operating activities increased 26 percent in fiscal 2003 reflecting increased cash received from advertising, book and magazine newsstand sales and a reduction in cash payments for income taxes. These increases in cash were partially offset by greater cash expenditures for employee compensation and postage costs.

Another factor affecting cash provided by operations is the Company's contributions to qualified defined benefit pension plans. Meredith traditionally contributes the maximum allowable tax-deductible amount to these plans. These contributions totaled $9.0 million in fiscal 2004, $12.0 million in fiscal 2003, and $5.7 million in fiscal 2002. We expect both the maximum allowable tax-deductible contribution and our required contribution to be less than $0.2 million in fiscal 2005.

Investing activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses, investments, and additions to property, plant and equipment.

Net cash used by investing activities decreased significantly in fiscal 2004 compared with the prior year primarily because of the acquisition of the American Baby Group for $117.6 million in fiscal 2003. Likewise, this acquisition led to a significant year-over-year increase in cash used by investing activities in fiscal 2003.

Financing activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from common stock issued for stock option exercises and for our Employee Stock Purchase Plan. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $107.7 million in fiscal 2004, up significantly from $37.4 million in fiscal 2003. The biggest factor in the change was a $75 million net debt reduction in fiscal 2004 compared with a $10 million net debt reduction in fiscal 2003. In fiscal 2003, we incurred $100 million in debt in connection with the American Baby Group acquisition. In fiscal 2002, net cash used by financing activities totaled $124.6 million and included an $85 million net debt reduction.

Long-term debt
At June 30, 2004, long-term debt outstanding totaled $300 million in fixed-rate unsecured senior notes. The fixed-rate notes are repayable in amounts of $50 million and $75 million and are due from March 1, 2005 to April 1, 2008. Interest rates range from 6.39 percent to 6.65 percent with a weighted-average interest rate of 6.55 percent. We also have credit available under an asset-backed commercial paper facility with a capacity of up to $100 million and a revolving credit facility of up to $150 million.

In connection with the asset-backed commercial paper facility, we entered into a revolving agreement in April 2002. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2004, $156 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate (4.00 percent at June 30, 2004) from Meredith Funding Corporation.

The revolving agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually until April 9, 2007, the facility termination date. The interest rate changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate would have been 1.53 percent in June 2004 had any amount been borrowed.

The revolving credit facility of $150 million expires on April 5, 2007. At June 30, 2004, borrowings made under the revolving credit facility were subject to an interest rate of 1.9 percent. This rate is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. No amount was borrowed under this facility at June 30, 2004.

We believe these debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2004 follows:

	Required at June 30, 2004	Actual at June 30, 2004

Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.5	1.3
Ratio of EBITDA[1] to interest expense	Greater than 3.0	10.4
Ratio of EBIT[2] to interest expense	Greater than 2.5	8.9
Consolidated shareholders' equity[3]	Greater than $447.2 million	$674.5	million

1.	EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
2.	EBIT is earnings before interest and taxes as defined in the debt agreements.
3.	Consolidated shareholders' equity is adjusted for special items as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2004 and expects to remain so in the future.

Interest rate swap contracts
Over the last three fiscal years, Meredith used interest rate swap contracts to effectively convert our variable-rate debt to fixed-rate debt. The average notional amount of indebtedness outstanding under the contracts was $132 million in fiscal 2004, $166 million in fiscal 2003, and $195 million in fiscal 2002. All interest rate swap contracts expired in June 2004, and at this time we have no plans to enter into new interest rate swap contracts. These contracts did have a significant effect on interest expense over the last three years as discussed under Net Interest Expense on page 28 of the MD&A.

Contractual obligations
The following table summarizes our principal contractual obligations as of June 30, 2004:
		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$ 300.0	$ 75.0	$ 175.0	$ 50.0	$ -
Debt interest [1]	36.6	18.0	16.1	2.5	-
Broadcast rights[2]	87.9	32.4	38.5	13.9	3.1
Operating leases	62.0	8.9	17.0	14.0	22.1
Purchase obligations and other[3]	59.9	16.9	15.4	8.9	18.7
Total contractual cash obligations	$ 546.4	$ 151.2	$ 262.0	$ 89.3	$ 43.9

1.	Debt interest represents semi-annual interest payments due on fixed-rate notes outstanding at June 30, 2004.
2.	Broadcast rights include $55 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2004.
3.	Purchase obligations and other includes expected postretirement benefit payments and fiscal 2005 expected pension plan contributions.

Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. We believe that current cash balances, cash generated by future operating activities, and cash available under current credit agreements will be sufficient to meet our contractual cash obligations and other operating cash requirements for the foreseeable future. However, projections of future cash flows are subject to substantial uncertainty as discussed throughout the MD&A and particularly in the Outlook and Risk Factors section beginning on page 35. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so. We also have commitments in the form of standby letters of credit and other guarantees totaling $1.3 million. Approximately half of the commitments expire within one year; the rest are long-term.

In June 2004, Meredith announced that it had agreed to purchase WFLI-TV, the WB television affiliate in Chattanooga, TN. The transaction closed in August 2004. The preliminary purchase price was approximately $8.5 million and was paid from cash on hand.

Share repurchase program
We have maintained a program of Company share repurchases for more than fifteen years. In fiscal 2004, we spent $37.4 million to repurchase an aggregate of 747,000 shares of Meredith Corporation common stock at then current market prices. We spent $31.5 million to repurchase 761,000 shares in fiscal 2003 and $30.2 million to repurchase 877,000 shares in fiscal 2002. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. As of July 30, 2004, approximately 2.0 million shares were authorized for future repurchase, including a 2 million share repurchase authorization approved by the Board of Directors in February 2004. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 5, Issuer Purchases of Equity Securities, of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2004.

Dividends
Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend for 11 consecutive years. The last increase occurred in February 2004 when the Board of Directors increased the quarterly dividend 26 percent, or 2.5 cents per share, to 12 cents per share effective with the dividend payable on March 15, 2004. Based on the current number of shares outstanding, this will result in additional dividend payments of approximately $5 million annually. Dividends payments totaled $21.6 million, or 43 cents per share, in fiscal 2004 compared with $18.4 million, or 37 cents per share, in fiscal 2003 and $17.3 million, or 35 cents per share, in fiscal 2002.

Capital expenditures
Spending for property, plant, and equipment totaled $24.5 million in fiscal 2004, $26.6 million in fiscal 2003 and $23.4 million in fiscal 2002. Spending was higher in fiscal 2003 because of the purchase of equipment and remodeling associated with the consolidation of the Portland duopoly and for the initial transition to digital technology at five television stations. Spending for the initial transition to digital technology is now complete. We expect to spend between $18 and $22 million in fiscal 2005 and 2006 for a new facility for our television station in Hartford. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

CRITICAL ACCOUNTING POLICIES

Meredith's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our significant accounting policies are summarized in Note 1 to the consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some of these estimates and assumptions are inherently difficult to make and subjective in nature. We base our estimates on historical experience, recent trends, our expectations for future performance, and other assumptions as appropriate. We reevaluate our estimates on an ongoing basis; actual results, however, may vary from these estimates.

The following are the accounting policies that management believes are most critical to the preparation of our financial statements and require management's most difficult, subjective, or complex judgments. In addition, there are other items within the financial statements that require estimation but are not deemed to be critical accounting policies. Changes in the estimates used in these and other items could have a material impact on the financial statements.

GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are tested for impairment in accordance with SFAS No. 142. All other intangible assets are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill and intangible assets totaled $865.3 million, or nearly 60 percent of Meredith's total assets, as of June 30, 2004. See Notes 3 and 7 to the consolidated financial statements for additional information. The impairment analysis of these assets is considered critical because of their significance to Meredith as a whole and to the publishing and broadcasting segments.

Management periodically reviews goodwill and intangible assets to evaluate whether the carrying value exceeds the fair value. The determination of fair value requires us to estimate the future cash flows expected to result from the use of the assets. These estimates include assumptions about future revenues (including projections of overall market growth and our share of market), estimated costs, and appropriate discount rates where applicable. Our assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both our short-term financial forecasts and long-term strategic plans. Depending on the assumptions and estimates used, future cash flow projections can vary within a range of outcomes. Changes in key assumptions about the publishing or broadcasting businesses and their prospects or changes in market conditions could result in an impairment charge.

BROADCAST RIGHTS
Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $16.9 million were included in the consolidated balance sheet at June 30, 2004. In addition, we had entered into contracts valued at $56.1 million not included in the consolidated balance sheet at June 30, 2004 because they were not yet available for airing. Amortization of broadcast rights accounted for approximately 14 percent of broadcasting segment expenses in fiscal 2004. Valuation of broadcast rights is considered critical to the broadcasting segment because of the significance of the amortization expense to the segment.

Broadcast rights are valued at the lower of unamortized cost or net realizable value in accordance with GAAP. The determination of net realizable value requires us to estimate future net revenues expected to be earned during the airing of the programming. Future revenues can be affected by changes in the level of advertising demand, competition from other television stations or other media, changes in television programming ratings, changes in the planned usage of programming materials, and other factors. Changes in such key assumptions could result in the write-down of broadcast rights.

PENSION AND POSTRETIREMENT PLANS
Meredith has noncontributory pension plans covering substantially all employees. These plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas. The non-qualified plans provide retirement benefits only to certain highly compensated employees. Meredith also sponsors defined healthcare and life insurance plans that provide benefits to eligible retirees.

The accounting for pension and postretirement plans is actuarially based and includes assumptions regarding expected returns on plan assets, discount rates, and the rate of increase in healthcare costs. We consider the accounting for pension and postretirement plans critical to Meredith and both of our segments because of the number of significant judgments required. More information on our assumptions and our methodology in arriving at these assumptions can be found in Note 13 to the consolidated financial statements.

Changes in key assumptions could materially affect the associated assets, liabilities, and benefit expenses. Depending on the assumptions and estimates used, these balances could vary within a range of outcomes. We monitor trends in the marketplace and rely on guidance from employee benefit specialists to arrive at reasonable estimates. These estimates are reviewed annually and updated as needed. Nevertheless, the estimates are subjective and may vary from actual results.

Meredith expects to use a long-term rate of return on assets of 8.00 percent in developing the fiscal 2005 pension costs, consistent with the rate used in fiscal 2004. This rate was determined based on a variety of factors. These factors include, but are not limited to, the plans' asset allocations, a review of historic capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets earned a return of approximately 33 percent in fiscal 2004. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2004, our pension expense would have increased by $0.3 million.

Meredith expects to use a discount rate of 5.75 percent in developing the fiscal 2005 pension costs, down from a rate of 6.25 percent used in fiscal 2004. If we had decreased the discount rate by 0.5 percent in fiscal 2004, the combined effect on pension and postretirement expenses would have been an increase of $0.1 million.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have increased postretirement benefit costs by $0.2 million in fiscal 2004.

REVENUE RECOGNITION
Revenues from both the newsstand sale of magazines and the sale of books are recorded net of our best estimate of expected product returns in accordance with GAAP. Net revenues from these sources totaled approximately 18 percent of publishing segment revenues. Allowances for returns may exceed 25 percent of gross revenues and are subject to considerable variability. Estimation of these allowances for future returns is considered critical to the publishing segment and the Company as a whole because of the potential impact on revenues.

Estimates of returns from magazine newsstand and book sales are based on historical experience and current marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

INCOME TAXES
Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was almost 39 percent of earnings before income taxes. Net deferred tax liabilities totaled $100.1 million, or approximately 11 percent of total liabilities, at June 30, 2004. In addition, we operate in numerous taxing jurisdictions and are subject to audit in each of these jurisdictions. These audits can involve complex issues that could require an extended time to resolve and could eventually result in an increase or decrease to amounts previously paid to the taxing jurisdictions.

OUTLOOK AND RISK FACTORS

OUTLOOK
Subject to the risk factors discussed below, our current view of fiscal 2005 is as follows:

  We believe the current First Call mean estimate of $0.49 per diluted share for the first quarter of fiscal 2005 is achievable. That would equate to an earnings per share increase of 32 percent compared to the first quarter of fiscal 2004.

  We believe the current First Call mean estimate of $2.61 for all of fiscal 2005 is achievable. However, there are a number of uncertainties that may impact our second quarter and full-year performance. First, there is increased period to period volatility in magazine advertising. Second, we continue to see fluctuation in our retail-based businesses, primarily special interest magazines and books. Third, political advertising continues to book very late, and may be impacted by the competitiveness of national and local campaigns in our markets.

We may update this guidance periodically during the fiscal year through our quarterly earnings releases or through management presentations to industry, investor, and investment analyst groups. Copies of our quarterly earnings releases are available on our website (www.meredith.com) in the Investor Information section. Copies of the text of management presentations that may contain material non-public information are also posted on our website, typically for one week following the presentation. Copies of both earnings releases and such management presentations are also filed with the Securities and Exchange Commission on a Form 8-K and can be accessed through their website (www.sec.gov). We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

RISK FACTORS
Sections of this Form 10-K-and management's public commentary from time to time-may contain certain forward-looking statements that are subject to risks and uncertainties. The words expect, anticipate, believe, likely, will and similar terms generally identify forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting our operations. Readers are cautioned not to place undue reliance on such forward-looking information; actual results may differ materially from those currently anticipated. The following discussion identifies some of the factors that may cause actual results to differ materially from expectations. In addition, a number of other factors (those identified elsewhere in this document and others) may cause actual results to differ materially from expectations.

Advertising revenues
Advertising is the most significant source of revenue for Meredith and our publishing and broadcasting segments. Advertising revenues accounted for approximately 60 percent of total revenues in each of the last three fiscal years. Competition from other forms of media available in our various markets, including but not limited to other magazines and television stations, cable and satellite television broadcasters, newspapers, radio stations, websites and direct marketing, affects our ability to attract and retain advertisers and to increase advertising rates. Hundreds of new magazines are launched annually, many with limited success. Channel capacities of both cable and direct broadcast satellites have increased as a result of digital transmission technology and other improvements. These developments and the increasing popularity of the Internet have contributed to the increasing number of options available to advertisers and consumers and may adversely affect our ability to sell advertising.

In general, demand for advertising tends to correlate with changes in the level of economic activity in the United States and in our specific markets. Increased consolidation of major advertisers, changes in marketing strategies of major advertisers or the loss of one or more major advertisers may also affect advertising demand for our products. In addition, world, national and local events may affect advertising demand and may require uninterrupted television coverage that adversely affects revenues at our television stations.

Advertising demand for space in our magazines and airtime on our television stations is dependent on our ability to deliver cost-effective access to consumers. Changes in the size or demographics of our magazine readership and/or television audiences may affect our ability to attract advertisers.

Other revenues
Magazine circulation is another significant source of revenues, accounting for more than 20 percent of total revenues and nearly 30 percent of publishing segment revenues. Competition from other forms of media and changing consumer lifestyles may limit our ability to attract and retain magazine readers and to raise prices. Similar factors affect Meredith's remaining revenues that consist primarily of revenues from the sale of books and custom publishing programs. Circulation and other revenues are also influenced by economic conditions that change the level of demand for our services or affect consumers' disposable income.

Operating costs and expenses
Meredith's major expense categories include employee compensation; publishing paper, postage and production; and broadcasting program rights amortization. Some of the factors affecting our costs are beyond our control.

We offer our employees competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand our businesses. These costs are influenced by general economic factors, including those affecting the cost of health insurance, and any trends specific to the employee skill sets we require or the markets in which we operate. Only a small percentage of our workforce is unionized.

Paper is a commodity, and pricing can vary significantly year to year. Prices fluctuate based on the worldwide demand and supply for paper in general and for the specific types of paper used by Meredith. Postal rates are dependent on the financial condition of the United States Postal Service. Meredith works with others in the industry and through trade organizations to encourage the Postal Service to implement efficiencies and contain rate increases. There can be no guarantees these efforts will be successful. Our publications are outsourced to printers, and rates can fluctuate with changes in the demand and supply for printing services in the United States. We typically have multi-year contracts for the production of Meredith's magazines, a practice which reduces price fluctuations over the contract term.

Program rights amortization is affected by the costs of programs purchased by our stations. The costs of programs are influenced by the availability of desirable programming and the demand for programs in general and in our specific markets. Increased consolidation in the broadcasting industry may affect local market competition for syndicated programming and lead to higher costs.

Product portfolio and acquisitions
We continually evaluate the performance of our businesses. These evaluations may lead to the decision to divest or otherwise discontinue certain businesses or products. In addition, we are continually seeking ways to expand and grow our businesses through acquisitions and internally developed products or programs, the implementation of which may affect our future revenues, costs, profitability, and financial position. Other risks include difficulties in integrating acquired properties, diversion of management resources, unforeseen costs or liabilities, and in some cases debt incurred to finance these ventures. A new magazine launch typically will require investment for at least three to five years. Very few magazines launched in the last 10 years have achieved long-term success.

Broadcasting industry
Our broadcasting operations are subject to regulation by the Federal Communication Commission and may also be affected by legislation and judicial developments. Additional detail regarding regulation and its impact on our broadcasting operations is provided in Item 1-Business beginning on page 10. All of our television stations are currently affiliated with national networks. Significant changes in our television network affiliation agreements are not currently anticipated. Any such changes, however, could affect the profitability of our broadcasting operations.

The preceding risk factors should not be construed as a complete list of factors that may affect our future operations and financial results.

TEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. All of the Company's financial instruments subject to market risk are held for purposes other than trading. There have been no significant changes in the market risk exposures since June 30, 2003.

Long-term debt
At June 30, 2004, Meredith had outstanding $300 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $312.9 million from $310.1 million at June 30, 2004.

Broadcast rights payable
The Company enters into broadcast rights contracts for its television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair market values are determined using discounted cash flows. At June 30, 2004, a 10 percent decrease in interest rates would have resulted in a $0.9 million increase in the fair market value of the available and unavailable broadcast rights payable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2004 and 2003, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2004. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule (as listed in Part IV, Item 15 (a) 2 herein). These consolidated financial statements and financial statement schedule are the responsibility of company management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements as of and for the year ended June 30, 2003. Also, as discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on July 1, 2002.

/s/ KPMG LLP

KPMG LLP
Des Moines, Iowa
July 30, 2004

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

The consolidated financial statements have been audited by independent auditors from a registered public accounting firm. In accordance with the standards of the Public Company Accounting Oversight Board (United States), the independent auditors conducted a review of the Company's internal accounting controls and performed tests and other procedures necessary to determine an opinion on the fairness of the Company's consolidated financial statements. The independent auditors were given unrestricted access to all financial records and related information, including all Board of Directors' and Board committees' minutes.

The audit committee of the Board of Directors is responsible for reviewing and monitoring the Company's accounting policies, internal controls and financial reporting practices. The audit committee is also directly responsible for the appointment, compensation and oversight of the Company's independent auditors. The audit committee consists of five independent directors, and meets with the independent auditors, management and internal auditors to review accounting, auditing and financial reporting matters. To ensure complete independence, the independent auditors have direct access to the audit committee without the presence of management representatives.

At Meredith, we have always placed a high priority on good corporate governance. We endorse the ongoing improvements in this area.

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
 Meredith Corporation and Subsidiaries

Assets	June 30	2004	Restated 2003
	(In thousands)
	Current assets
	Cash and cash equivalents	$58,723	$22,294
	Accounts receivable
(net of allowances of $14,844 in 2004 and $13,822 in 2003)		164,876	144,717
	Inventories	31,262	27,148
	Current portion of subscription acquisition costs	35,716	46,050
	Current portion of broadcast rights	11,643	15,366
	Other current assets	11,794	12,854
	Total current assets	314,014	268,429
	Property, plant and equipment
	Land	19,454	19,488
	Buildings and improvements	110,010	108,740
	Machinery and equipment	245,535	239,421
	Leasehold improvements	8,819	8,735
	Construction in progress	9,313	4,413
	Total property, plant and equipment	393,131	380,797
	Less accumulated depreciation	(197,332)	(179,313)
	Net property, plant and equipment	195,799	201,484
	Subscription acquisition costs	26,280	33,464
	Broadcast rights	5,293	9,252
	Other assets	59,270	49,038
	Intangibles, net	673,968	678,326
	Goodwill	191,303	191,831
	Total assets	$1,465,927	$1,431,824

	See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets (continued)
Meredith Corporation and Subsidiaries

Liabilities and Shareholders' Equity	June 30	2004	Restated 2003
	(In thousands except share data)
	Current liabilities
	Current portion of long-term debt	$75,000	$-
	Current portion of long-term broadcast rights payable	19,929	23,060
	Accounts payable	42,684	38,907
	Accrued expenses
	Compensation and benefits	48,679	45,018
	Distribution expenses	19,406	21,139
	Other taxes and expenses	33,074	30,448
	Total accrued expenses	101,159	96,605
	Current portion of unearned subscription revenues	132,189	138,627
	Total current liabilities	370,961	297,199
	Long-term debt	225,000	375,000
	Long-term broadcast rights payable	13,024	21,514
	Unearned subscription revenues	120,998	122,275
	Deferred income taxes	97,858	70,084
	Other noncurrent liabilities	49,356	47,989
	Total liabilities	877,197	934,061
	Shareholders' equity
	Series preferred stock, par value $1 per share
	Authorized 5,000,000 shares; none issued	-	-
	Common stock, par value $1 per share
	Authorized 80,000,000 shares; issued and outstanding 40,801,949 shares in 2004 (excluding 29,523,362 shares held in treasury) and 40,180,529 shares in 2003 (excluding 28,788,285 shares held in treasury)	40,802	40,181
	Class B stock, par value $1 per share, convertible to common stock
	Authorized 15,000,000 shares; issued and outstanding 9,682,648 shares in 2004 and 9,968,534 shares in 2003	9,683	9,969
	Additional paid-in capital	5,726	5,038
	Retained earnings	535,070	445,962
	Accumulated other comprehensive loss	(427)	(1,550)
	Unearned compensation	(2,124)	(1,837)
	Total shareholders' equity	588,730	497,763
	Total liabilities and shareholders' equity	$1,465,927	$1,431,824

	See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Earnings
Meredith Corporation and Subsidiaries

Years ended June 30	2004	Restated 2003	2002
(In thousands except per share data)
Revenues
Advertising	$703,969	$648,653	$572,691
Circulation	248,579	259,141	261,640
All other	209,104	172,310	153,498
Total revenues	1,161,652	1,080,104	987,829
Operating costs and expenses
Production, distribution and editorial	502,494	464,764	433,645
Selling, general and administrative	420,801	406,578	382,695
Depreciation and amortization	35,243	36,340	53,640
Total operating costs and expenses	958,538	907,682	869,980
Income from operations	203,114	172,422	117,849
Nonoperating (expense) income	-	(1,551)	63,812
Interest income	225	567	621
Interest expense	(22,726)	(27,776)	(33,210)
Earnings before income taxes and cumulative
effect of change in accounting principle	180,613	143,662	149,072
Income taxes	69,897	55,596	57,691
Earnings before cumulative effect of
change in accounting principle	110,716	88,066	91,381
Cumulative effect of change in
accounting principle, net of taxes	-	(85,749)	-
Net earnings	$110,716	$2,317	$91,381

Basic earnings per share
Before cumulative effect of change in
accounting principle	$2.20	$1.78	$1.85
Cumulative effect of change in accounting
principle	-	(1.73)	-
Basic earnings per share	$2.20	$0.05	$1.85
Basic average shares outstanding	50,214	49,706	49,528

Diluted earnings per share
Before cumulative effect of change in
accounting principle	$2.14	$1.73	$1.79
Cumulative effect of change in accounting
principle	-	(1.68)	-
Diluted earnings per share	$2.14	$0.05	$1.79
Diluted average shares outstanding	51,689	51,093	50,921

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Meredith Corporation and Subsidiaries

Years ended June 30	2004	Restated 2003	2002
(In thousands)
Cash flows from operating activities
Net earnings	$110,716	$2,317	$91,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,715	29,059	27,741
Amortization	5,528	7,281	25,899
Cumulative effect of change in accounting principle, net of taxes	-	85,749	-
Interest rate swap adjustments	(3,941)	(851)	4,791
Amortization of broadcast rights	31,071	37,343	40,130
Payments for broadcast rights	(35,806)	(35,877)	(36,446)
Losses (gains) from dispositions, net of taxes	-	524	(39,117)
Changes in assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(19,215)	(16,513)	5,388
Inventories	(4,114)	5,773	(86)
Supplies and prepayments	2,391	(4,768)	(692)
Subscription acquisition costs	17,518	(3,587)	162
Other assets	(7,938)	(5,118)	(4,810)
Accounts payable	3,360	(3,842)	(3,483)
Accruals	19,177	5,696	(3,397)
Unearned subscription revenues	(7,715)	24,859	11,617
Deferred income taxes	29,076	43,588	18,130
Other noncurrent liabilities	1,213	722	(421)
Net cash provided by operating activities	171,036	172,355	136,787
Cash flows from investing activities
Acquisition of American Baby Group	-	(117,594)	-
Proceeds from dispositions	-	313	-
Additions to property, plant and equipment	(24,535)	(26,645)	(23,365)
Other	(2,363)	3,061	3,145
Net cash used by investing activities	(26,898)	(140,865)	(20,220)
Cash flows from financing activities
Long-term debt incurred	20,000	124,000	220,000
Repayment of long-term debt	(95,000)	(134,000)	(305,000)
Debt acquisition costs	-	-	(636)
Proceeds from common stock issued	26,315	22,512	8,561
Purchases of Company stock	(37,416)	(31,521)	(30,178)
Dividends paid	(21,608)	(18,412)	(17,343)
Net cash used by financing activities	(107,709)	(37,421)	(124,596)

Net increase (decrease) in cash and cash equivalents	36,429	(5,931)	(8,029)
Cash and cash equivalents at beginning of year	22,294	28,225	36,254
Cash and cash equivalents at end of year	$58,723	$22,294	$28,225

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (continued)
Meredith Corporation and Subsidiaries

Years ended June 30	2004	2003	2002
(In thousands)
Supplemental disclosures of cash flow information
Cash paid:
Interest	$26,581	$28,490	$29,091
Income taxes	$22,248	$20,148	$10,032
Noncash transactions:
Broadcast rights financed by contracts payable	$24,185	$36,120	$45,019
Tax benefit related to stock options	$11,037	$13,721	$6,491

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity
Meredith Corporation and Subsidiaries

					Accumulated
			Additional	Restated	Other
	Common	Class B	Paid-in	Retained	Comprehensive	Unearned	Restated
(In thousands)	Stock	Stock	Capital	Earnings	Loss	Compensation	Total
Balance at June 30, 2001	$39,248	$10,544	$ -	$402,393	$(1,967)	$(2,310)	$447,908
Net earnings	-	-	-	91,381	-	-	91,381
Foreign currency translation adjustments, net	-	-	-	-	14	-	14
Minimum pension liability adjustments, net	-	-	-	-	(216)	-	(216)
Change in interest rate swaps, net	-	-	-	-	(141)	-	(141)
Total comprehensive income							91,038

Stock issued under various incentive
plans, net of forfeitures	661	-	8,436	-	-	(536)	8,561
Purchases of Company stock	(730)	(147)	(14,927)	(14,374)	-	-	(30,178)
Conversion of class B to common stock	77	(77)	-	-	-	-	-
Dividends paid, 35 cents per share
Common stock	-	-	-	(13,684)	-	-	(13,684)
Class B stock	-	-	-	(3,659)	-	-	(3,659)
Restricted stock amortized to operations	-	-	-	-	-	1,240	1,240
Tax benefit from incentive plans	-	-	6,491	-	-	-	6,491
Balance at June 30, 2002	$39,256	$10,320	$ -	$462,057	$(2,310)	$(1,606)	$507,717
Net earnings	-	-	-	2,317	-	-	2,317
Foreign currency translation adjustments, net	-	-	-	-	203	-	203
Minimum pension liability adjustments, net	-	-	-	-	350	-	350
Change in interest rate swaps, net	-	-	-	-	207	-	207
Total comprehensive income							3,077

Stock issued under various incentive
plans, net of forfeitures	1,335	-	22,077	-	-	(1,104)	22,308
Purchases of Company stock	(747)	(14)	(30,760)	-	-	-	(31,521)
Conversion of class B to common stock	337	(337)	-	-	-	-	-
Dividends paid, 37 cents per share
Common stock	-	-	-	(14,683)	-	-	(14,683)
Class B stock	-	-	-	(3,729)	-	-	(3,729)
Restricted stock amortized to operations	-	-	-	-	-	873	873
Tax benefit from incentive plans	-	-	13,721	-	-	-	13,721
Balance at June 30, 2003	$40,181	$9,969	$5,038	$445,962	$(1,550)	$(1,837)	$497,763
Net earnings	-	-	-	110,716	-	-	110,716
Foreign currency translation adjustments, net	-	-	-	-	171	-	171
Minimum pension liability adjustments, net	-	-	-	-	(67)	-	(67)
Change in interest rate swaps, net	-	-	-	-	1,019	-	1,019
Total comprehensive income							111,839

Stock issued under various incentive
plans, net of forfeitures	1,082	-	26,320	-	-	(1,457)	25,945
Purchases of Company stock	(738)	(9)	(36,669)	-	-	-	(37,416)
Conversion of class B to common stock	277	(277)	-	-	-	-	-
Dividends paid, 43 cents per share
Common stock	-	-	-	(17,392)	-	-	(17,392)
Class B stock	-	-	-	(4,216)	-	-	(4,216)
Restricted stock amortized to operations	-	-	-	-	-	1,170	1,170
Tax benefit from incentive plans	-	-	11,037	-	-	-	11,037
Balance at June 30, 2004	$40,802	$9,683	$5,726	$535,070	$(427)	$(2,124)	$588,730

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Meredith Corporation and Subsidiaries

1. Organization and Summary of Significant Accounting Policies

a. Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. The Company's principal businesses are magazine publishing and television broadcasting. Revenues of the publishing and broadcasting segments were 75 percent and 25 percent, respectively, of total revenues in fiscal 2004. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. Better Homes and Gardens is the most significant trademark of the publishing segment and is used extensively in its operations. The Company's broadcasting operations include 12 network-affiliated television stations and one AM radio station. Meredith's operations are diversified geographically within the United States, and the Company has a broad customer base.

Advertising and magazine circulation revenues accounted for 61 percent and 21 percent, respectively, of the Company's revenues in fiscal 2004. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for the Company's products. National and local economic conditions largely affect the magnitude of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.

b. Principles of consolidation

The consolidated financial statements include the accounts of Meredith Corporation and its wholly and majority-owned subsidiaries. Significant intercompany transactions are eliminated.

c. Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions, as appropriate. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based on historical experience and current marketplace conditions; and, pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected returns on plan assets, and rates of increase in compensation and healthcare costs. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

d. Cash and cash equivalents

All cash and short-term investments with maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

e. Accounts receivable

The Company extends credit to customers based upon an evaluation of each customer's credit worthiness and financial condition and collateral is not required. The Company maintains an allowance for estimated losses based upon the aging of such receivables and specific collection issues that may be identified. Accounts are written-off when deemed uncollectible.

f. Inventories

Paper inventories are stated at cost, which is not in excess of market value, using the last-in first-out (LIFO) method. All other inventories are stated at the lower of cost (first-in first-out, or average) or market.

g. Subscription acquisition costs

Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years.

h. Property, plant and equipment

Property, plant and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: five to 45 years for buildings and improvements, and three to 20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant and equipment was $29.7 million in fiscal 2004 ($29.1 million in fiscal 2003 and $27.7 million in fiscal 2002).

i. Broadcast rights

Broadcast rights and the liabilities for future payments are reflected in the consolidated financial statements when programs become available for broadcast. These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Amortization of these rights is included in production, distribution and editorial expenses. Reductions in unamortized costs to net realizable value are included in amortization of broadcast rights in the accompanying consolidated financial statements. Fiscal 2004 results include expense of approximately $0.2 million for such reductions in unamortized costs ($2.4 million in fiscal 2003 and $3.7 million in fiscal 2002).

j. Goodwill and other intangible assets

Meredith adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002 (See Note 3). SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be tested for impairment at least annually. The impairment tests are based on a fair-value approach as described in SFAS No. 142. The estimated fair values of these assets are determined by developing discounted future cash flow analyses. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The carrying value of intangible assets with finite lives is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Intangible assets with indefinite lives include Federal Communications Commission ("FCC") broadcast licenses. These licenses are granted for a finite period of time, but are renewable if the Company provides at least an average level of service to its customers and complies with the applicable FCC rules and policies and the Communications Act of 1934. The Company has been successful in everyone of its past license renewal requests and has incurred only minimal costs in the process. The Company expects the television broadcasting business to continue into the foreseeable future and, therefore, the cash flows from the broadcast licenses are expected to continue indefinitely.

Additional information regarding goodwill and other intangible assets is in Note 7.

k. Derivative financial instruments

Meredith adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, including subsequent amendments, as required on July 1, 2000.

Meredith has used derivative financial instruments to manage the risk that changes in interest rates would affect its future interest payments. All interest rate swap contracts expired in June 2004. Interest rate swap contracts were generally considered to be cash flow hedges against changes in the amount of future interest payments on the Company's variable-rate debt obligations. The fair market value of the interest rate swap contracts was recorded in Accrued expenses: Other taxes and expenses in the Consolidated Balance Sheets. The related unrealized gains (losses) on these contracts were recorded in shareholders' equity as a component of other comprehensive income (loss), net of tax, and then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged were recognized in earnings. However, to the extent that any of these contracts were not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts were immediately recognized in interest expense. The net effect of this accounting on the Company's operating results was that interest expense on the portion of the variable-rate debt being hedged was effectively recorded based on fixed interest rates.

As a result of its debt refinancing in April 2002, the notional amount of Meredith's interest rate swap contracts exceeded the variable-rate debt outstanding. Therefore a portion of the Company's interest rate swap contracts no longer met the qualifications for hedge accounting. All subsequent changes in the fair market value of these swaps affected future net earnings. Previously changes in the fair market value were recorded in other comprehensive income (loss). Management determined that it was probable that the level of variable-rate debt would not increase to allow use of these swaps over the term of the swap contracts. Therefore, $3.5 million in accumulated other comprehensive loss related to these swaps was reclassified to interest expense in fiscal 2002.

l. Revenues

Revenues are recognized only when realized/realizable and earned, in accordance with GAAP. Advertising revenues are recognized, net of agency commissions, when the underlying advertisements are published, defined as the issue's on-sale date, or aired by the broadcasting stations. Magazine advertising revenues totaled $422.1 million in fiscal 2004 ($383.1 million in fiscal 2003 and $325.5 million in fiscal 2002). Broadcasting advertising revenues were $281.9 million in fiscal 2004 ($265.5 million in fiscal 2003 and $247.2 million in fiscal 2002). Barter advertising revenues, and the offsetting expense, are recognized at the fair value of the advertising surrendered, as determined by similar cash transactions. Barter advertising revenues were not material in any period. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers. Revenues from magazine and book retail sales are recognized upon delivery, net of provisions for anticipated returns. The Company bases its estimates for returns on historical experience and current marketplace conditions. Revenues from integrated marketing and other custom programs are recognized when the products or services are delivered. In certain instances, revenues are recorded gross in accordance with GAAP although the Company receives cash for a lesser amount due to the netting of certain expenses.

m. Advertising expenses

Total advertising expenses included in the Consolidated Statements of Earnings were $75.7 million in fiscal 2004 ($74.9 million in fiscal 2003 and $70.0 million in fiscal 2002). The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs are expensed the first time the advertising takes place.

n. Stock-based compensation

The Company has several stock-based compensation plans which are more fully described in Note 15. Meredith accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation costs are reflected in net earnings for restricted stock plans; however, no stock-based compensation cost is reflected in net earnings for the employee stock purchase plan or for options granted as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation:

Years ended June 30	2004	Restated 2003	2002
(In thousands except per share data)
Net earnings as reported	$110,716	$2,317	$91,381
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	717	535	760
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,474)	(6,943)	(6,455)
Pro forma net earnings (loss)	$103,959	$(4,091)	$85,686

Basic earnings per share as reported	$2.20	$0.05	$1.85
Pro forma basic earnings (loss) per share	2.07	(0.08)	1.73
Diluted earnings per share as reported	2.14	0.05	1.79
Pro forma diluted earnings (loss) per share	2.00	(0.08)	1.67

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

The following assumptions were applied in determining the pro forma compensation costs:

Years ended June 30	2004		2003		2002
Risk-free interest rate	3.98%		3.63%		4.62%
Expected dividend yield	0.90%		0.75%		0.75%
Expected option life	6.4	yrs	6.3	yrs	6.5	yrs
Expected stock price volatility	23.00%		25.00%		24.00%

o. Income taxes

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

p. Earnings per share

Basic earnings per share are computed using the weighted average number of actual common and Class B shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding and the issuance of other stock equivalents. The following table presents the calculations of earnings per share:

Years ended June 30	2004	Restated 2003	2002
(In thousands)
Earnings before cumulative effect of
change in accounting principle	$110,716	$88,066	$91,381
Basic average shares outstanding	50,214	49,706	49,528
Dilutive effect of stock options and equivalents	1,475	1,387	1,393
Diluted average shares outstanding	51,689	51,093	50,921
Earnings per share before cumulative effect of
change in accounting principle
Basic	$2.20	$1.78	$1.85
Diluted	2.14	1.73	1.79

Antidilutive options excluded from the above calculations totaled 71,000 options for the year ended June 30, 2004 (with a weighted average exercise price of $49.81); 101,000 options for the year ended June 30, 2003 (with a weighted average exercise price of $45.16); and 9,000 options for the year ended June 30, 2002 (with a weighted average exercise price of $43.40).

q. Special-purpose entities

Meredith does not have any off-balance sheet financing activities. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's Consolidated Financial Statements (see Note 9).

r. New accounting pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective on July 1, 2003.

In December 2003, the FASB issued SFAS No. 132 (Revised), Employers' Disclosure about Pensions and Other Postretirement Benefits. This statement retains the disclosure requirements of SFAS No. 132 and requires additional disclosures in both interim and annual financial statements. This statement was effective for fiscal years ending after December 15, 2003, and interim periods beginning after December 15, 2003.

In December 2003, the FASB issued Interpretation No. 46 (Revised) to address certain implementation issues associated with Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business enterprises of certain variable interest entities. This statement was effective for periods ending after December 15, 2003 or March 15, 2004, depending on the type of entity.

There was no material impact on the Company's financial position or results of operations from the adoption or implementation of these accounting standards.

s. Other

Certain prior-year financial information has been reclassified or restated to conform to the fiscal 2004 financial statement presentation. This includes a restatement to recognize amortization expense related to broadcasting network affiliation agreement intangibles assets effective July 1, 2002.

2. Restatement of Fiscal 2003 Financial Statements

At the beginning of fiscal 2003, Meredith adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be reviewed at least annually for impairment. Upon the adoption of SFAS No. 142, Meredith, like most broadcasters, determined that its broadcasting network affiliation agreements had indefinite lives and ceased recording amortization expense on these assets. The staff of the Securities and Exchange Commission (SEC) has recently determined that network affiliation agreements are definite lived assets and should be amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions. After discussion with the SEC, the Company has changed its accounting policy and will amortize these assets effective with the adoption of SFAS No. 142 generally using lives of 25 to 40 years from their original acquisition dates. If future renewals result in material modifications to the original terms and conditions of these agreements, the lives will be reassessed. In addition, the final resolution of Issue No. 03-09, Interaction of Paragraphs 11 and 12 of SFAS No. 142 Regarding the Determination of the Useful Life and Amortization of an Intangible Asset, by the Emerging Issues Task Force could also result in Meredith reassessing the lives of the network affiliation agreements.

This change in accounting policy has resulted in the restatement of the financial statements as of and for the year ended June 30, 2003 presented in this Annual Report on Form 10-K. The restatement adjustments had no impact on cash flows from operating, investing or financing activities although it did impact certain non-cash components of cash flows from operating activities. The following is a summary of the adjustments to the financial statements as a result of the restatement:

June 30	2003
Selected Balance Sheet Data:	As previously reported	As restated
Assets
Intangible assets, net	$683,223	$678,326
Total assets, net	1,436,721	1,431,824
Liabilities and shareholders' equity
Deferred income taxes	71,979	70,084
Total liabilities	935,956	934,061
Retained earnings	448,964	445,962
Total shareholders' equity	500,765	497,763
Total liabilities and shareholders' equity	1,436,721	1,431,824

Year ended June 30	2003
	As previously reported	As restated
Selected Statement of Earnings Data:
Depreciation and amortization	$31,443	$36,340
Total operating costs and expenses	902,785	907,682
Income from operations	177,319	172,422
Earnings before income taxes and cumulative effect of change in accounting principle	148,559	143,662
Income taxes	57,491	55,596
Earnings before cumulative effect of change in accounting principle	91,068	88,066
Net earnings	5,319	2,317

Basic earnings per share
Before cumulative effect of change in accounting principle	1.84	1.78
Basic earnings per share	0.11	0.05

Diluted earnings per share
Before cumulative effect of change in accounting principle	1.78	1.73
Diluted earnings per share	0.10	0.05

Selected Statement of Cash Flows Data:
Net earnings	5,319	2,317
Amortization	2,384	7,281
Deferred income taxes	45,483	43,588

In addition, the unaudited selected quarterly financial data presented in Note 19 for the first three quarters of the year ended June 30, 2004 and for all quarters of the year ended June 30, 2003 have been restated to reflect this change in accounting policy.

3. Change in Accounting Principle

Meredith adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. Reviews are based on a fair-value approach as described in SFAS No. 142, which required an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption. The Company's initial review resulted in transitional impairment losses of $139.9 million ($85.7 million after tax), or $1.68 per diluted share. This charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The impairment losses related to certain television network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The fair values of the network affiliation agreements and goodwill were determined by developing discounted cash flow analyses. The impairments were primarily the result of lower revenues and cash flows at television station WGCL-TV in Atlanta as compared to the projections on which the purchase price was based. Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2004 and 2003. No impairments were recorded as a result of those reviews.

The elimination of amortization expense related to indefinite-lived intangible assets and goodwill as a result of SFAS No. 142 materially affected the comparisons of fiscal 2004 and 2003 results with the reported results for fiscal 2002. Intangible asset amortization expense was $5.5 million in fiscal 2004 and $7.3 million in fiscal 2003. Amortization expense related to intangible assets and goodwill totaled $25.9 million in fiscal 2002. SFAS No. 142 does not permit the restatement of prior years' results. The following adjusted amounts assume the non-amortization provisions of SFAS No. 142 had been effective at the beginning of fiscal 2002.

Year ended June 30	2002
	Net Earnings	Basic EPS	Diluted EPS
(In thousands except per share)
As reported	$ 91,381	$1.85	$1.79
Add back amortization, net of taxes
FCC licenses and other	7,263	0.15	0.15
Goodwill	4,735	0.09	0.09
As adjusted	$ 103,379	$2.09	$2.03

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

4. Nonoperating Income

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

In fiscal 2002, Meredith recorded nonoperating income of $63.8 million. This represented $61.8 million in gains from dispositions as described in Note 5 and $2.0 million from the demutualization of an insurance company with which Meredith holds policies.

5. Acquisitions, Exchanges and Dispositions

On December 5, 2002, Meredith purchased American Baby magazine and related assets (American Baby Group) from Primedia Inc., for $117.9 million ($115.0 million plus certain costs). The acquisition was financed with existing credit facilities and cash on hand. The cost was allocated based on the fair values of assets acquired and liabilities assumed, as determined by an independent appraisal, as follows: accounts receivable of $0.9 million; property, plant and equipment of $0.1 million; intangible assets subject to amortization of $4.4 million; intangible assets not subject to amortization of $38.9 million; goodwill of $76.2 million; and liabilities, primarily for unearned subscription revenues, of $2.6 million. Intangible assets subject to amortization will be amortized on a straight-line basis over their estimated useful lives of less than one year to five years. Goodwill was assigned to the publishing segment and is fully deductible for tax purposes.

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

The acquisition of American Baby Group builds on Meredith's strategy to expand its home and family leadership position to a younger and more culturally diverse demographic spectrum of the family marketplace. Management believes this multi-tier franchise is helping the Company reach young families who are just beginning to build their home and family lives. The American Baby Group is a well-established large-scale brand with a strong array of products that reaches younger women and the Hispanic market-two areas that management believes will enhance the Company's already strong presence in the home and family arena.

Pro forma results of operations as if this asset purchase had occurred at the beginning of the fiscal year for each period presented are as follows:

Years ended June 30	Restated 2003	2002
(In thousands except per share)
Total revenues	$1,101,559	$1,039,285
Earnings before cumulative effect of change
in accounting principle	89,973	93,944
Net earnings	4,224	93,944
Basic earnings per share
Before cumulative effect of change
in accounting principle	1.81	1.90
Net earnings	0.09	1.90
Diluted earnings per share
Before cumulative effect of change
in accounting principle	1.76	1.84
Net earnings	0.08	1.84

On June 17, 2002, Meredith exchanged its Orlando and Ocala, FL, television stations for station KPTV, in Portland, OR. The transaction with News Corporation and Fox Television Stations, Inc., created a Meredith duopoly in Portland where the Company also owns KPDX-TV. A duopoly, defined as the ownership of two stations in a market, offers increased efficiency while providing stronger outlets for advertisers and viewers. The operations of the acquired property are included in the Company's consolidated operating results since the acquisition date.

For financial reporting purposes, Meredith recorded the exchange as two simultaneous but separate events: the sale of the two Florida stations, for which nonoperating gains were recognized, and the acquisition of the Portland station, which was accounted for as an asset purchase. The nonoperating gains from the sale of the Florida stations totaled $61.8 million ($37.9 million after tax), or 74 cents per share, based on the fair value of the assets acquired as determined by an independent appraisal. The fair value of $90.0 million was the purchase price of the Portland station. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

(In thousands)
Property, plant and equipment	$17,563
Broadcast rights	11,952
Intangible assets	75,258
Goodwill	4,649
Total assets acquired	109,422
Broadcast rights payable	(19,422)
Net assets acquired	$90,000

The intangible assets primarily represent the value of the station's FCC license. An intangible asset of less than $0.2 million was also recorded for the station's network affiliation agreement. The FCC license is indefinite-lived and, therefore, will not be amortized. It will be reviewed for impairment annually or as circumstances warrant. The network affiliation agreement will be amortized over 40 years and will be reviewed for impairment or changes in remaining life whenever circumstances warrant. Goodwill was assigned to the broadcasting segment and is fully deductible for tax purposes.

Pro forma results of operations as if this asset sale and purchase had occurred at the beginning of the fiscal year for each period presented are as follows:

Year ended June 30	2002
(In thousands except per share)
Total revenues	$973,786
Net earnings	89,561
Basic earnings per share	1.81
Diluted earnings per share	1.76

The pro forma results include estimated noncash gains from the disposition of the two Florida television stations of 72 cents per diluted share in fiscal 2002.

In fiscal 2004 Meredith acquired a low-power television station serving Springfield-Holyoke, MA and an AM radio station serving Saginaw and Bay City, MI. These acquisitions were not material.

In June 2003, Meredith sold the stock of a wholly owned subsidiary that produced and sold calendars and books through annual programs. The revenues and operating profits of the subsidiary were not material to the publishing segment or the Company. The sale resulted in a loss of $2.2 million.

6. Inventories

Inventories consist of paper stock, books and editorial content. Of net inventory values shown, approximate portions determined using the LIFO method were 36 percent at June 30, 2004, and 30 percent at June 30, 2003. LIFO inventory (income) expense included in the Consolidated Statements of Earnings was $(0.9) million in fiscal 2004, $0.7 million in fiscal 2003 and $(2.8) million in fiscal 2002.

June 30	2004	2003
(In thousands)
Raw materials	$13,025	$8,745
Work in process	15,573	18,095
Finished goods	7,611	6,199
	36,209	33,039
Reserve for LIFO cost valuation	(4,947)	(5,891)
Inventories	$31,262	$27,148

7. Goodwill and Intangibles

Intangible assets and goodwill consist of the following:

June 30	2004			Restated 2003
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing Group
Noncompete agreements	$2,534	$(1,013)	$1,521	$2,534	$(383)	$2,151
Customer lists	1,863	(1,863)	-	1,863	(1,863)	-
Broadcasting Group
Network affiliation agreements	218,651	(73,554)	145,097	218,651	(68,656)	149,995
Total	$223,048	$(76,430)	146,618	$223,048	$(70,902)	152,146
Intangible assets not
subject to amortization
Publishing Group
Trademarks			48,131			48,131
Broadcasting Group
FCC licenses			479,219			478,049
Total			527,350			526,180
Intangibles, net			$673,968			$678,326

On December 5, 2002, Meredith acquired the American Baby Group from Primedia, Inc. This acquisition resulted in the recognition of $4.4 million in intangible assets subject to amortization, $38.9 million in intangible assets not subject to amortization and $76.2 million in goodwill.

Amortization expense was $5.5 million in fiscal 2004 and $7.3 million in fiscal 2003. Future amortization expense for intangible assets is expected to be as follows: $5.5 million in fiscal 2005, $5.3 million in fiscal 2006, $5.2 million in fiscal 2007, $5.0 million in fiscal 2008 and $4.9 million in fiscal 2009.

The changes in the carrying amount of goodwill are as follows:

(In thousands)	Publishing Group	Broadcasting Group	Total
Balance at June 30, 2002	$36,455	$184,193	$220,648
Acquisitions	76,786	-	76,786
Dispositions	(2,389)	-	(2,389)
Impairment writedowns	-	(106,173)	(106,173)
Reclassified/other	-	2,959	2,959
Balance at June 30, 2003	$110,852	$80,979	$191,831
Reclassified/other	(528)	-	(528)
Balance at June 30, 2004	$110,324	$80,979	$191,303

8. Restructuring Accrual

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

(In thousands)
Restructuring accrual at June 30, 2001	$15,716
Payments	(10,975)
Adjustments	232
Restructuring accrual at June 30, 2002	$4,973
Payments	(3,494)
Adjustments	(157)
Restructuring accrual at June 30, 2003	$1,322
Payments	(458)
Restructuring accrual at June 30, 2004	$864

Payments made were for enhanced retirement benefits, severance, and other associated costs. The adjustments in fiscal 2002 represent an additional accrual of $0.4 million for higher than expected severance costs which was partially offset by a charge of $0.2 million for accelerated amortization of restricted stock. The adjustments in fiscal 2003 represent the reversal of excess accruals. The adjustments were recorded in selling, general and administrative expenses in both fiscal 2002 and 2003. Approximately 95 percent of the personnel costs accrued at June 30, 2001 were paid out by June 30, 2004. The remaining accrual represents early retirement benefit costs that will be paid over the next 4 fiscal years.

9. Long-term Debt

Long-term debt consists of the following:

June 30	2004	2003
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million due 4/9/2007	$-	$75,000
Revolving credit facility of $150 million due 4/5/2007	-	-

Private placement notes
6.51% senior notes, due 3/1/2005	75,000	75,000
6.57% senior notes, due 9/1/2005	50,000	50,000
6.65% senior notes, due 3/1/2006	75,000	75,000
6.39% senior notes, due 4/1/2007	50,000	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
Total long-term debt	300,000	375,000
Current portion of long-term debt	(75,000)	-
Long-term debt	$225,000	$375,000

Principal payments on the debt due in succeeding fiscal years are:

Years ended June 30
(In thousands)
2005	$75,000
2006	125,000
2007	50,000
2008	50,000
Total long-term debt	$300,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement in April 2002. Under this agreement the Company currently sells all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2004, $156 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (4.00 percent at June 30, 2004), from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually until April 9, 2007, the facility termination date.

The interest rate on the asset-backed commercial paper program changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate would have been 1.53 percent in June 2004 had any amount been borrowed under the program. The interest rate on the variable-rate revolving credit facility is based on a spread over LIBOR determined by the Company's leverage ratio. This rate was 1.9 percent at June 30, 2004, although no amounts were borrowed at the time. Interest rates on the private placement notes range from 6.39 to 6.65 percent. The weighted average interest rate on debt outstanding at June 30, 2004 was 6.8 percent.

All of the Company's debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at June 30, 2004 follows:

	Required at June 30, 2004	Actual at June 30, 2004

Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.5	1.3
Ratio of EBITDA[1] to interest expense	Greater than 3.0	10.4
Ratio of EBIT[2] to interest expense	Greater than 2.5	8.9
Consolidated shareholders' equity[3]	Greater than $447.2 million	$674.5	million

1.	EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
2.	EBIT is earnings before interest and taxes as defined in the debt agreements.
3.	Consolidated shareholders' equity is adjusted for special items as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2004.

Interest expense related to long-term debt totaled $26.1 million in fiscal 2004, $28.0 million in fiscal 2003 and $27.2 million in fiscal 2002.

At June 30, 2004, Meredith had $90 million of credit available under the asset-backed commercial paper program based on the level of accounts receivable outstanding under the program and $150 million of credit available under the revolving credit facility. The commitment fee rate for the asset-backed commercial paper facility is 0.19 percent of the unused commitment. The commitment fee rate for the revolving credit facility ranges from 0.125 to 0.225 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2004 were not material.

10. Derivative Financial Instruments

Meredith has used derivative financial instruments to manage the risk that changes in interest rates would affect its future interest payments. Interest rate swap contracts were used to effectively convert a substantial portion of the Company's variable interest rate debt to fixed interest rate debt. Under the interest rate swap contracts, Meredith agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts of the contract were not exchanged. All of Meredith's interest rate swap contracts expired in June 2004.

As a result of the debt refinancing completed in April 2002 and subsequent debt repayments, Meredith had swap contracts that no longer met the qualifications for hedge accounting. Those swap contracts were deemed to be ineffective and dedesignated as hedge contracts. Expense related to fair market value adjustments on the swap contracts had been recorded in other comprehensive income (loss). As a result of the dedesignation, the loss was to be amortized into earnings over the life of the swap contracts and all future changes in the fair market value of the dedesignated swap contracts would affect future net earnings. Interest expense of $1.3 million was recorded in fiscal 2002, for such amortization and changes in fair market value. Subsequent to the dedesignation, management determined that it was probable that the level of the Company's variable-rate debt would not increase to allow use of the dedesignated swaps over the term of the swap contracts. Therefore, $3.5 million remaining in accumulated other comprehensive loss related to the dedesignated swap contracts was reclassified as interest expense in the fourth quarter of fiscal 2002. Changes in the fair market value of the dedesignated swap contracts resulted in reductions in interest expense of $3.9 million in fiscal 2004 and $0.9 million in fiscal 2003.

11. Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments are as follows:
June 30	2004		2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Broadcast rights payable	$32,953	$30,722	$44,574	$41,365
Long-term debt	300,000	310,095	375,000	400,750

Fair values were determined as follows:

Broadcast rights payable: Present value of future cash flows discounted at the Company's current borrowing rate.

Long-term debt: Present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

Interest rate swap contracts outstanding at June 30, 2003, which expired in June 2004, were reported at fair market value in the Consolidated Balance Sheet.

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

Changes in assumptions could significantly affect these estimates.

12. Income taxes

Income tax expense attributable to earnings before the cumulative effect of a change in accounting principle consists of:

Years ended June 30	2004	Restated 2003	2002
(In thousands)
Currently payable
Federal	$35,367	$9,938	$14,859
State	5,454	2,070	2,193
	40,821	12,008	17,052
Deferred
Federal	24,540	36,788	34,299
State	4,536	6,800	6,340
	29,076	43,588	40,639
Income taxes	$69,897	$55,596	$57,691

In addition, a deferred income tax benefit of $54.2 million was recognized in association with the charge for the cumulative effect of a change in accounting principle in fiscal 2003. Income tax benefits related to the exercise of stock options and vesting of restricted stock reduced current taxes payable and increased additional paid-in capital by $11.0 million in fiscal 2004 ($13.7 million in fiscal 2003 and $6.5 million in fiscal 2002).

The differences between the effective tax rates and the statutory U.S. federal income tax rate are as follows:

Years ended June 30	2004	2003	2002
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	3.6	3.9	3.7
Goodwill amortization	-	-	0.7
Other	0.1	(0.2)	(0.7)
Effective income tax rate	38.7%	38.7%	38.7%

The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities are as follows:

June 30	2004	Restated 2003
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$13,983	$10,047
Compensation and benefits	17,319	26,243
All other assets	1,693	11,261
Total deferred tax assets	32,995	47,551
Deferred tax liabilities
Subscription acquisition costs	21,746	28,429
Accumulated depreciation and amortization	77,134	53,462
Gains from dispositions	25,863	25,625
All other liabilities	8,388	10,377
Total deferred tax liabilities	133,131	117,893
Net deferred tax liability	$100,136	$70,342

The current portions of deferred tax assets and liabilities are included in Accrued expenses: Other taxes and expenses in the Consolidated Balance Sheets.

13. Pension and Postretirement Benefit Plans

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

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $5.0 million in fiscal 2004 and $4.6 million annually in fiscal 2003 and 2002.

Pension and Postretirement Plans
Meredith has noncontributory pension plans covering substantially all employees. These plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas. The non-qualified plans provide retirement benefits only to certain highly compensated employees. The Company also sponsors defined healthcare and life insurance plans that provide benefits to eligible retirees. Meredith uses a March 31 measurement date for its plans.

Obligations and Funded Status
 The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:
	Pension		Postretirement
June 30	2004	2003	2004	2003
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$67,714	$68,403	$18,723	$18,652
Service cost	4,190	4,805	816	752
Interest cost	4,100	4,991	1,358	1,351
Participant contributions	-	-	399	446
Plan amendments	122	-	(1,032)	-
Actuarial loss (gain)	6,503	(1,914)	3,980	(938)
Benefits paid (including lump sums)	(5,227)	(8,571)	(1,950)	(1,540)
Benefit obligation, end of year	$77,402	$67,714	$22,294	$18,723

Change in plan assets
Fair value of plan assets, beginning of year	$55,349	$58,409	$-	$-
Actual return (loss) on plan assets	19,199	(10,687)	-	-
Employer contributions	13,890	16,198	1,551	1,094
Participant contributions	-	-	399	446
Benefits paid (including lump sums)	(5,227)	(8,571)	(1,950)	(1,540)
Fair value of plan assets, end of year	$83,211	$55,349	$-	$-

Funded status, end of year	$5,809	$(12,365)	$(22,294)	$(18,723)
Unrecognized actuarial (gain) loss	(455)	8,306	3,068	(912)
Unrecognized prior service cost	4,133	4,677	(2,478)	(1,646)
Unrecognized net transition obligation	-	168	-	-
Contributions between measurement date
and fiscal year end	106	4,143	433	376
Net recognized amount, end of year	$9,593	$4,929	$(21,271)	$(20,905)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

Amounts recognized in the statement of financial position consist of:
	Pension		Postretirement
June 30	2004	2003	2004	2003
(In thousands)
Consolidated Balance Sheets
Prepaid benefit cost	$20,229	$14,728	$-	$-
Accrued benefit liability	(10,636)	(9,799)	(21,271)	(20,905)
Additional minimum liability	(3,857)	(2,532)	-	-
Intangible asset	3,747	2,532	-	-
Accumulated other comprehensive loss	110	-	-	-
Net recognized amount, end of year	$9,593	$4,929	$(21,271)	$(20,905)

The accumulated benefit obligation for all defined benefit pension plans was $68.1 million and $62.0 million at June 30, 2004 and 2003, respectively.

The following table provides information about pension plans with projected benefit obligations in excess of plan assets:

June 30	2004	2003
(In thousands)
Projected benefit obligation	$ 17,163	$ 12,872
Fair value of plan assets	81	52

The following table provides information about pension plans with accumulated benefit obligations in excess of plan assets:

June 30	2004	2003
(In thousands)
Accumulated benefit obligation	$ 14,211	$ 12,082
Fair value of plan assets	81	52

Costs
 The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:
		Pension		Postretirement
Years ended June 30	2004	2003	2002	2004	2003	2002
(In thousands)
Components of net periodic benefit cost
Service cost	$4,190	$4,805	$4,853	$816	$752	$738
Interest cost	4,100	4,991	5,256	1,358	1,351	1,285
Expected return on plan assets	(4,385)	(4,950)	(4,971)	-	-	(3)
Prior service cost amortization	666	666	858	(200)	(200)	(200)
Actuarial loss (gain) amortization	450	(166)	11	-	-	-
Transition amount amortization	168	223	356	-	-	-
Settlement gain	-	(266)	(920)	-	-	-
Net periodic benefit expense	$5,189	$5,303	$5,443	$1,974	$1,903	$1,820

In fiscal 2003 and 2002, lump sum benefit payments triggered accelerated recognition of past gains, resulting in settlement gains that reduced the Company's pension expense.
		Pension			Postretirement
Years ended June 30	2004	2003	2002	2004	2003	2002
(In thousands)
Increase (decrease) in minimum liability included in other comprehensive income (net of tax)	$67	$(350)	$216	$-	$-	$-

Assumptions
 Benefit obligations were determined using the following weighted-average assumptions:
	Pension		Postretirement
June 30	2004	2003	2004	2003
Weighted-average assumptions
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
Rate of increase in health care cost levels:
Initial level	NA	NA	10.50%	12.00%
Ultimate level	NA	NA	5.50%	5.50%
Years to ultimate level	NA	NA	4 yrs	5 yrs
NA-Not applicable

Net periodic benefit costs were determined using the following weighted-average assumptions:

		Pension		Postretirement
Years ended June 30	2004	2003	2002	2004	2003	2002
Weighted-average assumptions
Discount rate	6.25%	7.25%	7.25%	6.25%	7.25%	7.25%
Expected return on plan assets	8.00%	8.25%	8.25%	NA	NA	NA
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Rate of increase in health care cost levels:
Initial level [1]	NA	NA	NA	12.00%	8.00%	7.00%
Ultimate level	NA	NA	NA	5.50%	5.75%	5.75%
Years to ultimate level	NA	NA	NA	5 yrs	5 yrs	2 yrs
NA-Not applicable
1.		In fiscal 2002, the initial level was 5.75% for participants age 65 and over.

The expected long-term rate of return on asset assumption was determined, with the assistance of the Company's investment consultants, based on a variety of factors. These factors include, but are not limited to, the plans' asset allocations, a review of historic capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The Company reviews this long-term assumption on a periodic basis.

Assumed rates of increase in healthcare cost levels have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2004	$158	$(137)
Effect on postretirement benefit obligation as of June 30, 2004	1,133	(994)

Meredith's postretirement healthcare plan does not provide prescription drug benefits for Medicare-eligible retirees. Therefore, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, enacted in December 2003, has no effect on the accumulated postretirement benefit obligation or net periodic cost of the Company's plan.

Plan Assets
 The targeted and weighted-average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	Target Allocation	Actual Allocation
June 30		2004	2003
Domestic equity securities	60%	60%	60%
International equity securities	10%	10%	9%
Fixed income investments	30%	30%	31%
Fair value of plan assets	100%	100%	100%

The primary objective of the Company's pension plans is to provide eligible employees with scheduled pension benefits by utilizing a prudent investment approach. The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks, as well as between growth and value stocks and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. The target asset allocations represent the long-term perspective. A 10% range is utilized around individual asset classes. The overall asset mix is reviewed on a quarterly basis and plan assets are rebalanced back to target allocations as needed.

Equity securities do not include any Meredith Corporation common or class B stock at June 30, 2004 or 2003. Dividend income of $24 thousand was received on Meredith common stock in fiscal 2003 prior to the sale of such shares.

Cash Flows
 Meredith expects to contribute approximately $1.2 million to its pension plans and $2.1 million to its postretirement plan in fiscal 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
Fiscal years ended June 30:
(In thousands)
2005	$9,187	$2,057
2006	7,204	2,311
2007	17,052	2,572
2008	7,965	2,814
2009	8,693	2,993
2010-2014	43,977	18,129

14. Capital Stock

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

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock on the open market. In February 2004, a 2 million share repurchase authorization was approved.

Repurchases under these authorizations were as follows:

Years ended June 30	2004	2003	2002
(In thousands)
Number of shares	747	761	877
Cost at market value	$37,416	$31,521	$30,178

As of June 30, 2004, approximately 2.1 million shares could be repurchased under existing authorizations by the Board of Directors.

15. Common Stock and Stock Option Plans

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

The number of stock units and annual expense information follows:

Years ended June 30	2004	2003	2002
(In thousands except per share)
Number of stock units awarded	30	28	18
Average market price of stock units awarded	$48.61	$42.71	$35.28
Stock units outstanding	157	159	170
Annual expense, net	$1,170	$873	$1,240

Employee Stock Purchase Plan
Meredith has a noncompensatory employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of the offering period. The initial offering period was July 1 to December 31, 2002. Beginning January 1, 2003, the ESPP had quarterly offering periods. Shareholders authorized the reservation of 500,000 common shares for issuance under the ESPP at the November 2002 annual meeting. Information about the shares issued under this plan follows:

Years ended June 30	2004	2003
(In thousands except per share)
Shares issued	40	23
Average price	$38.40	$32.25
Average fair value	$47.61	$39.91

Stock Option Plans
Under the Company's stock incentive plan, nonqualified stock options may be granted to certain employees to purchase shares of common stock at prices not less than market prices at the dates of grants. All options granted under these plans expire at the end of 10 years. Most of the options granted in fiscal 2004 vest in full three years from the date of grant. Most of the options granted prior to fiscal 2004 vest one-third each year over a three-year period. Meredith has also occasionally granted options tied to attaining specified earnings per share and/or return on equity goals for the subsequent three-year periods. Attaining these goals results in the acceleration of vesting for all, or a portion of, the options to three years from the date of grant. Options not subject to accelerated vesting will vest eight years from the date of grant, subject to certain tenure qualifications.

The Company also has a nonqualified stock option plan for nonemployee directors. Options vest one-third each year over a three-year period and expire 10 years after issuance.

A summary of stock option activity and weighted average exercise prices follows:
Years ended June 30	2004		2003		2002
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
(Options in thousands)
Outstanding, beginning of year	5,992	$ 30.56	6,461	$ 26.58	6,320	$ 24.21
Granted at market price	1,405	46.36	876	39.74	886	34.66
Exercised	(1,015)	24.09	(1,276)	16.54	(635)	13.01
Forfeited	(60)	43.97	(69)	33.69	(110)	34.14
Outstanding, end of year	6,322	$ 34.98	5,992	$ 30.56	6,461	$ 26.58
Exercisable, end of year	3,937	$ 30.92	4,146	$ 28.34	4,554	$ 24.26
Fair value of options granted
at market price		13.49		11.98		11.19

A summary of stock options outstanding and exercisable as of June 30, 2004, follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(Options in thousands)
$ 11.56 - $ 28.06	1,682	3.74	$ 24.54	1,440	$ 23.95
$ 28.44 - $ 33.62	1,288	4.51	31.55	1,215	31.49
$ 34.08 - $ 39.05	1,506	7.17	37.01	900	36.54
$ 39.13 - $ 50.37	1,846	8.04	45.22	382	42.15
	6,322	5.97	34.98	3,937	30.92

The maximum number of shares reserved for use in all company restricted stock, stock equivalent and stock incentive plans totals 13.6 million. The total number of shares, including restricted and equivalent stock shares, and stock options that have been awarded under these plans as of June 30, 2004, is approximately 11.9 million.

16. Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $9.9 million in fiscal 2004 ($9.2 million annually in both fiscal 2003 and 2002). Minimum rental commitments at June 30, 2004, under all noncancelable operating leases due in succeeding fiscal years are:

Years ended June 30
(In thousands)
2005	$9,469
2006	9,304
2007	8,287
2008	7,342
2009	7,480
Later years	22,008
Total amounts payable	$63,890

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use, and therefore not included in the Consolidated Financial Statements, in the amount of $55.0 million at June 30, 2004 ($55.8 million at June 30, 2003). The fair values of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, were $47.8 million and $48.5 million at June 30, 2004 and 2003, respectively.

The broadcast rights payments due in succeeding fiscal years are:

Years ended June 30	Recorded Commitments	Unavailable Rights
(In thousands)
2005	$19,929	$12,422
2006	7,889	14,847
2007	3,517	12,268
2008	1,421	9,695
2009	197	2,570
Later years	-	3,179
Total amounts payable	$32,953	$54,981

The Company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position or liquidity.

17. Other Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net earnings as well as items of other comprehensive income.

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2001	$(748)	$(134)	$(1,085)	$(1,967)

Current-year adjustments, pre-tax	23	(354)	(231)	(562)
Tax (expense) benefit	(9)	138	90	219
Other comprehensive income (loss)	14	(216)	(141)	(343)
Balance at June 30, 2002	$(734)	$(350)	$(1,226)	$(2,310)

Current-year adjustments, pre-tax	333	573	340	1,246
Tax expense	(130)	(223)	(133)	(486)
Other comprehensive income	203	350	207	760
Balance at June 30, 2003	$(531)	$-	$(1,019)	$(1,550)

Current-year adjustments, pre-tax	281	(110)	1,670	1,841
Tax (expense) benefit	(110)	43	(651)	(718)
Other comprehensive income (loss)	171	(67)	1,019	1,123
Balance at June 30, 2004	$(360)	$(67)	$-	$(427)

18. Financial Information about Industry Segments

Meredith is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the Company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. The publishing segment information includes the effect of the acquisition of the American Baby Group in December 2002. The broadcasting segment includes the operations of 12 network-affiliated television stations and one AM radio station. The broadcasting segment information includes the effect of the acquisition of KPTV and the disposition of WOFL-TV and WOGX-TV in June 2002. Virtually all of the Company's revenues are generated in the United States and all of the assets reside within the United States. There are no material intersegment transactions.

There are three principal financial measures reported to the chief executive officer (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are operating profit, adjusted operating profit, and earnings before interest, taxes, depreciation, and amortization (EBITDA). Operating profit for segment reporting, disclosed below, is revenues less operating costs and excluding nonoperating income, interest income and expense, or unallocated corporate expenses. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff and human resources administration expenses. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Adjusted operating profit assumes the amortization provisions of SFAS No. 142, Goodwill and Other Intangible Assets, were effective for all periods reported. Segment EBITDA also excludes nonoperating income and unallocated corporate expenses. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, adjusted operating profit and EBITDA are not presented below.

The adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002 had a significant effect on the amortization expense and operating profit of the broadcasting segment, and to a lesser extent the publishing segment. See Notes 2 and 3.

A significant noncash item included in segment operating costs, other than depreciation and amortization of fixed and intangible assets, is the amortization of broadcast rights in the broadcasting segment. Broadcast rights amortization totaled $31.1 million in fiscal 2004, $37.3 million in fiscal 2003 and $40.1 million in fiscal 2002.

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

Expenditures for long-lived assets other than capital expenditures in the publishing segment included the acquisition of the American Baby Group in December 2002 for $117.9 million. Expenditures for long-lived assets other than capital expenditures in the broadcasting segment included the acquisition of one television station in exchange for two of Meredith's television stations in June 2002. This exchange resulted in net additions to broadcasting segment long-lived assets of $69.4 million.

The following table presents financial information by segment:
Years ended June 30	2004	Restated 2003	2002
(In thousands)
Revenues
Publishing	$873,052	$808,049	$733,251
Broadcasting	288,600	272,055	254,578
Total revenues	$1,161,652	$1,080,104	$987,829

Operating Profit
Publishing	$161,102	$139,306	$117,023
Broadcasting	71,035	58,962	20,186
Unallocated corporate	(29,023)	(25,846)	(19,360)
Income from operations	$203,114	$172,422	$117,849

Depreciation/amortization
Publishing	$9,904	$11,685	$11,441
Broadcasting	22,315	21,608	39,639
Unallocated corporate	3,024	3,047	2,560
Total depreciation/amortization	$35,243	$36,340	$53,640

Assets
Publishing	$421,217	$428,054	$297,732
Broadcasting	907,536	908,340	1,054,470
Unallocated corporate	137,174	95,430	108,062
Total assets	$1,465,927	$1,431,824	$1,460,264

Capital expenditures
Publishing	$3,910	$3,919	$4,991
Broadcasting	16,845	18,643	12,270
Unallocated corporate	3,780	4,083	6,104
Total capital expenditures	$24,535	$26,645	$23,365

19. Selected Quarterly Financial Data (unaudited)

	Restated
Year ended June 30, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share)
Revenues
Publishing	$206,671	$206,855	$230,432	$229,094	$873,052
Broadcasting	65,999	73,524	69,121	79,956	288,600
Total revenues	272,670	280,379	299,553	309,050	1,161,652
Operating Profit
Publishing	33,000	22,824	52,428	52,850	161,102
Broadcasting	10,424	20,061	14,619	25,931	71,035
Unallocated corporate expense	(6,547)	(5,494)	(7,798)	(9,184)	(29,023)
Income from operations	36,877	37,391	59,249	69,597	203,114
Net earnings	19,050	19,437	32,882	39,347	110,716
Basic earnings per share	0.38	0.39	0.65	0.78	2.20
Diluted earnings per share	0.37	0.38	0.64	0.76	2.14
Dividends per share	0.095	0.095	0.120	0.120	0.430

Fiscal 2004

Results for the first, second and third quarters have been restated to reflect the amortization of broadcasting network affiliation agreements. This restatement reduced broadcasting operating profits by $1.2 million per quarter, with an after-tax impact of $750,000 per quarter, or approximately 1.5 cents per diluted share (Note 2).

As a result of rounding and changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

	Restated
Year ended June 30, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share)
Revenues
Publishing	$185,868	$170,927	$220,800	$230,454	$808,049
Broadcasting	64,194	80,784	57,376	69,701	272,055
Total revenues	250,062	251,711	278,176	300,155	1,080,104
Operating Profit
Publishing	28,938	17,402	46,551	46,415	139,306
Broadcasting	10,096	25,919	6,086	16,861	58,962
Unallocated corporate expense	(5,100)	(6,252)	(5,912)	(8,582)	(25,846)
Income from operations	33,934	37,069	46,725	54,694	172,422
Earnings before
cumulative effect of change
in accounting principle	15,710	18,571	24,737	29,048	88,066
Net (loss) earnings	(70,039)	18,571	24,737	29,048	2,317
Basic earnings per share
Before cumulative effect of
change in accounting principle	0.32	0.37	0.50	0.58	1.78
Net (loss) earnings	(1.41)	0.37	0.50	0.58	0.05
Diluted earnings per share
Before cumulative effect of
change in accounting principle	0.31	0.36	0.48	0.57	1.73
Net (loss) earnings	(1.37)	0.36	0.48	0.57	0.05
Dividends per share	0.090	0.090	0.095	0.095	0.370

Fiscal 2003

Results for all of fiscal 2003 have been restated to reflect the amortization of broadcasting network affiliation agreements. This restatement reduced broadcasting operating profits by approximately $1.2 million per quarter and $4.9 million for the year. The after-tax impact of the restatement was $750,000 per quarter, or approximately 1.5 cents per diluted share, and $3.0 million for the year, or approximately 6 cents per diluted share (Note 2).

First quarter results included a charge for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, Accounting for Goodwill and Intangible Assets, of $139.9 million ($85.7 million after tax), or $1.68 per diluted share (Note 3).

Second quarter results included nonoperating expense of $0.3 million for the write-off of an investment in a start-up technology company, net of a gain related to final post closing adjustments on the June 2002 exchange of two Florida television stations for KPTV-Portland (Note 4).

Fourth quarter results included nonoperating expense of $1.3 million for a loss on the sale of a subsidiary, net of insurance proceeds (Note 4).

As a result of rounding and changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA
Meredith Corporation and Subsidiaries

Years ended June 30	2004	Restated 2003	2002	2001	2000	1999
($ in thousands except per share)
Results of operations
Revenues	$1,161,652	$1,080,104	$987,829	$1,043,451	$1,089,470	$1,029,804
Costs and expenses	923,295	871,342	816,340	839,947	852,688	814,634
Depreciation and amortization	35,243	36,340	53,640	51,572	52,349	44,083
Nonrecurring items	-	-	-	25,308	23,096	-
Income from operations	203,114	172,422	117,849	126,624	161,337	171,087
Nonoperating (expense) income	-	(1,551)	63,812	21,477	-	2,375
Net interest (expense) income	(22,501)	(27,209)	(32,589)	(31,901)	(33,751)	(21,287)
Income taxes	(69,897)	(55,596)	(57,691)	(44,928)	(56,556)	(62,518)
Earnings from continuing
operations	110,716	88,066	91,381	71,272	71,030	89,657
Discontinued operations	-	-	-	-	-	-
Cumulative effect of change in
accounting principle	-	(85,749)	-	-	-	-
Net earnings (loss)	$110,716	$2,317	$91,381	$71,272	$71,030	$89,657
Basic per share information
Earnings from continuing operations	$2.20	$1.78	$1.85	$1.43	$1.38	$1.72
Discontinued operations	-	-	-	-	-	-
Cumulative effect of change in
accounting principle	-	(1.73)	-	-	-	-
Net earnings (loss)	$2.20	$0.05	$1.85	$1.43	$1.38	$1.72
Diluted per share information
Earnings from continuing operations	$2.14	$1.73	$1.79	$1.39	$1.35	$1.67
Discontinued operations	-	-	-	-	-	-
Cumulative effect of change in
accounting principle	-	(1.68)	-	-	-	-
Net earnings (loss)	$2.14	$0.05	$1.79	$1.39	$1.35	$1.67
(In thousands)
Average diluted shares outstanding	51,689	51,093	50,921	51,354	52,774	53,761
Other per share information
Dividends	$0.43	$0.37	$0.35	$0.33	$0.31	$0.29
Stock price-high	55.94	47.75	45.00	38.97	42.00	48.50
Stock price-low	43.65	33.42	26.50	26.75	22.37	26.69
Financial Position at June 30
Current assets	$314,014	$268,429	$272,211	$291,082	$288,799	$256,175
Working capital	(56,947)	(28,770)	(35,195)	(80,324)	(69,902)	(87,940)
Net assets of discontinued operations	-	-	-	-	-	-
Total assets	1,465,927	1,431,824	1,460,264	1,437,747	1,439,773	1,423,396
Long-term obligations
(including current portion)	332,953	419,574	429,331	505,758	541,146	564,573
Shareholders' equity	588,730	497,763	507,717	447,908	422,509	413,305

Number of employees at June 30	2,696	2,633	2,569	2,616	2,703	2,642

Comparable Basis Reporting[1]
Earnings from continuing operations
as reported	$110,716	$88,066	$91,381	$71,272	$71,030	$89,657
Adjustment for SFAS No. 142:
add back amortization, net of tax	-	-	11,998	12,106	12,603	9,592
Adjusted earnings from continuing
operations	$110,716	$88,066	$103,379	$83,378	$83,633	$99,249
Adjusted earnings from continuing
operations: per basic/diluted share	$2.20/2.14	$1.78/1.73	$2.09/2.03	$1.67/1.63	$1.63/1.59	$1.90/1.85

1.	Comparable basis reporting assumes the provisions of SFAS No. 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods. See Note 3 of the "Notes to Consolidated Financial Statements."

ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA (continued)
Meredith Corporation and Subsidiaries

Years ended June 30	1998	1997	1996	1995	1994
($ in thousands except per share)
Results of operations
Revenues	$1,004,922	$850,702	$864,676	$826,194	$741,100
Costs and expenses	815,581	713,034	742,041	734,475	670,898
Depreciation and amortization	36,840	22,997	25,130	19,017	16,942
Nonrecurring items	-	-	-	-	7,384
Income from operations	152,501	114,671	97,505	72,702	45,876
Nonoperating (expense) income	-	-	5,898	-	11,997
Net interest (expense) income	(13,387)	3,756	(3,347)	6,894	1,529
Income taxes	(59,256)	(50,835)	(45,399)	(35,398)	(26,929)
Earnings from continuing
operations	79,858	67,592	54,657	44,198	32,473
Discontinued operations	-	27,693	(717)	(4,353)	(5,319)
Cumulative effect of change in
accounting principle	-	-	-	(46,160)	-
Net earnings (loss)	$79,858	$95,285	$53,940	$(6,315)	$27,154
Basic per share information
Earnings from continuing operations	$1.51	$1.26	$1.00	$0.81	$0.57
Discontinued operations	-	0.52	(0.02)	(0.07)	(0.09)
Cumulative effect of change in
accounting principle	-	-	-	(0.86)	-
Net earnings (loss)	$1.51	$1.78	$0.98	$(0.12)	$0.48
Diluted per share information
Earnings from continuing operations	$1.46	$1.22	$0.97	$0.79	$0.57
Discontinued operations	-	0.50	(0.01)	(0.07)	(0.09)
Cumulative effect of change in
accounting principle	-	-	-	(0.83)	-
Net earnings (loss)	$1.46	$1.72	$0.96	$(0.11)	$0.48
(In thousands)
Average diluted shares outstanding	54,603	55,522	56,391	55,508	56,730
Other per share information
Dividends	$0.27	$0.24	$0.21	$0.19	$0.17
Stock price-high	46.94	29.37	24.37	13.50	11.41
Stock price-low	26.75	19.69	11.75	10.62	8.37
Financial Position at June 30
Current assets	$246,801	$337,208	$210,676	$250,598	$290,177
Working capital	(100,068)	59,248	(68,831)	(28,436)	27,766
Net assets of discontinued operations	-	-	88,051	88,097	90,579
Total assets	1,065,989	760,433	733,692	743,796	679,813
Long-term obligations
(including current portion)	244,607	17,032	71,482	102,259	10,801
Shareholders' equity	378,013	326,649	261,516	241,050	257,761

Number of employees at June 30	2,559	2,102	2,234	2,400	2,194

Comparable Basis Reporting[1]
Earnings from continuing operations
as reported	$79,858	$67,592	$54,657	$44,198	$32,473
Adjustment for SFAS No. 142:
add back amortization, net of tax	7,617	4,154	2,783	3,199	2,692
Adjusted earnings from continuing
operations	$87,475	$71,746	$57,440	$47,397	$35,165
Adjusted earnings from continuing
operations: per basic/diluted share	$1.65/1.61	$1.34/1.29	$1.05/1.02	$0.86/0.85	$0.62/0.62

1.	Comparable basis reporting assumes the provisions of SFAS No. 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods. See Note 3 of the "Notes to Consolidated Financial Statements."

NOTES TO ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

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

Earnings from continuing operations

Fiscal 2003 results have been restated to reflect amortization of network affiliation agreements. Nonoperating expense primarily represented a loss on the sale of stock of Craftways Corporation, a wholly-owned publishing subsidiary.

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

Discontinued operations

Fiscal years 1994 through 1997 include the results of the Company's former cable television operation reflected as a discontinued operation.

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

Changes in accounting principles

Fiscal 2003 reflected the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Fiscal 1995 reflected the adoption of Practice Bulletin 13, Direct-Response Advertising and Probable Future Benefits.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
Meredith Corporation and Subsidiaries

		Additions
Those reserves which are deducted in the Consolidated Financial Statements from Receivables:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2004
Reserve for doubtful accounts	$7,459	$3,591	$-	$(6,367)	$4,683
Reserve for returns	6,363	28,017	-	(24,219)	10,161
Total	$13,822	$31,608	$-	$(30,586)	$14,844
Fiscal year ended June 30, 2003
Reserve for doubtful accounts	$7,904	$3,236	$-	$(3,681)	$7,459
Reserve for returns	7,234	16,402	-	(17,273)	6,363
Total	$15,138	$19,638	$-	$(20,954)	$13,822
Fiscal year ended June 30, 2002
Reserve for doubtful accounts	$8,564	$3,366	$174	$(4,200)	$7,904
Reserve for returns	6,269	19,337	-	(18,372)	7,234
Total	$14,833	$22,703	$174	$(22,572)	$15,138

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2004, under the captions "Election of Directors," "Board Committees, Meetings and Compensation," and "Corporate Governance" and in Part I of this Form 10-K beginning on page 11 under the caption "Executive Officers of the Company," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2004, under the captions "Compensation of Executive Officers," "Retirement Programs and Employment Agreements" and "Board Committees, Meetings and Compensation-Compensation of the Board" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2004, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2004, under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2004, under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 39 (Item 8).

(a)	Financial Statements, Financial Statement Schedules and Exhibits

	1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2004 and 2003
Consolidated Statements of Earnings for the years ended June 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Eleven-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2004, 2003 and 2002
Schedule II-Valuation and Qualifying Accounts

All other Schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the consolidated financial statements or notes thereto, or are not significant in amount.

	3.	Exhibits
Certain of the exhibits to this Form 10-K are incorporated herein by reference, as specified:
(See Index to Attached Exhibits on page E-1 of this Form 10-K.)

		3.1	The Company's Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003.

		3.2	The Restated Bylaws, as amended.

4.1

Note Purchase Agreement dated as of March 1, 1999 among Meredith Corporation, as issuer and seller, and named purchasers. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

		4.2	Credit Agreement dated as of April 5, 2002 among Meredith Corporation and a group of banks including amendment dated May 7, 2004.

		4.3	$100 million Note Purchase Agreements dated as of April 1, 2002 among Meredith Corporation, as issuer and seller, and named purchasers.

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

10.4

Employment Agreement dated February 1, 2001, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003. Consultancy Agreement and amendment to the aforementioned employment agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2004.*

10.5	Deferral Agreement dated August 9, 2004 between Meredith Corporation and William T. Kerr.*

10.6

Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.*

10.7

Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996. Amendment to the aforementioned plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.*

10.8

Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 1993.*

10.9

1992 Meredith Corporation Stock Incentive Plan effective August 12, 1992, is incorporated herein by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.*

10.10

Meredith Corporation 1996 Stock Incentive Plan effective August 14, 1996, is incorporated herein by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders on November 11, 1996. Amendment to the aforementioned plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.*

10.11

Indemnification Agreement in the form entered into between the Company and its officers and directors is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 1988.*

10.12

Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000. Addendum to the aforementioned agreement entered into between Meredith Corporation and Stephen M. Lacy is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.*

10.13	Meredith Corporation Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002.*

10.14

Employment Agreement dated November 9, 2001, between Meredith Corporation and Kevin P. O'Brien is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended June 30, 2003.*

10.15	Deferral Agreement dated August 10, 2004 between Meredith Corporation and Kevin P. O'Brien.*

10.16

Employment Agreement dated June 20, 2003, between Meredith Corporation and John H. (Jack) Griffin, Jr. is incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended June 30, 2003.*

10.17

Amended and Restated Replacement Benefit Plan effective January 1, 2001 is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended June 30, 2003.*

10.18

Amended and Restated Supplemental Benefit Plan effective January 1, 2001 is incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended June 30, 2003.*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt of the Company for which the amount authorized thereunder does not exceed 10% of the total assets of the Company on a consolidated basis.

* Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

During the fourth quarter of fiscal 2004, the Company filed the following reports on Form 8-K :

On April 27, 2004, furnishing under Item 12 and Item 7 the text of a news release dated April 27, 2004, reporting earnings for the third fiscal quarter and nine months ended March 31, 2004.

On April 27, 2004, furnishing under Item 12 and Item 7 the script of a conference call held with analysts concerning the news release of the same date.

On May 12, 2004, reporting under Item 5 and providing under Item 7 the text of a news release dated May 11, 2004, announcing that Stephen M. Lacy has been elected as a Board member and as president and Chief Operating Officer effective July 1, 2004.

On June 23, 2004, reporting under Item 5 and providing under Item 7 the text of a management presentation at the Mid-Year Media Review conference on June 23, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
By /s/ John S. Zieser
John S. Zieser, Vice President-Corporate Development/General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suku V. Radia	/s/ William T. Kerr
Suku V. Radia, Vice President- Chief Financial Officer (Principal Accounting and Financial Officer)	William T. Kerr, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen M. Lacy	/s/ Herbert M. Baum
Stephen M. Lacy, President, Chief Operating Officer and Director	Herbert M. Baum, Director

/s/ Mary Sue Coleman	/s/ Frederick B. Henry
Mary Sue Coleman, Director	Frederick B. Henry, Director

/s/ Joel W. Johnson	/s/ Robert E. Lee
Joel W. Johnson, Director	Robert E. Lee, Director

/s/ David J. Londoner	/s/ Philip A. Marineau
David J. Londoner, Director	Philip A. Marineau, Director

/s/ Mell Meredith Frazier	/s/ Charles D. Peebler, Jr.
Mell Meredith Frazier, Director	Charles D. Peebler, Jr., Director

/s/ Nicholas L. Reding
Nicholas L. Reding, Director

Each of the above signatures is affixed as of September 7, 2004.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

3.2	The Restated Bylaws, as amended.

4.1	Note Purchase Agreement dated as of March 1, 1999 among Meredith Corporation, as issuer and seller, and named purchasers.

4.2	Credit Agreement dated as of April 5, 2002 among Meredith Corporation and a group of banks including amendment dated May 7, 2004.

4.3	$100 million Note Purchase Agreements dated as of April 1, 2002 among Meredith Corporation, as issuer and seller, and named purchasers.

10.5	Deferral Agreement dated August 9, 2004 between Meredith Corporation and William T. Kerr.

10.15	Deferral Agreement dated August 10, 2004 between Meredith Corporation and Kevin P. O'Brien.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

HIGHLIGHTS
Click here for Table of Contents

Part I	Description of Business
Publishing
Broadcasting
Executive Officers

Part II	Market Information, Dividends, Holders and Issuer Purchases
Management's Discussion and Analysis
Quantitative and Qualitative Disclosures
Financial Data:
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Earnings
Statements of Cash Flow
Statements of Shareholders' Equity
Notes
Eleven-Year Financial History
Controls and Procedures

Part III	Principal Accountant Fees and Services

Part IV	Exhibits and Reports on Form 8-K