Form 10-Q
period 2004-09-30
MEREDITH CORP
filed 2004-10-27
CIK 65011

click here for HIGHLIGHTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of stock outstanding at September 30, 2004
Common shares	40,353,969
Class B shares	9,645,398
Total common and class B shares	49,999,367

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) September 30 2004	June 30 2004
(In thousands)
Current assets
Cash and cash equivalents	$53,755	$58,723
Accounts receivable, net	168,048	164,876
Inventories	36,416	31,262
Current portion of subscription acquisition costs	32,777	35,716
Current portion of broadcast rights	25,527	11,643
Other current assets	13,167	11,794
Total current assets	329,690	314,014
Property, plant and equipment	394,765	393,131
Less accumulated depreciation	(200,943)	(197,332)
Net property, plant and equipment	193,822	195,799
Subscription acquisition costs	23,062	26,280
Broadcast rights	11,918	5,293
Other assets	60,523	59,270
Intangibles, net	679,065	673,968
Goodwill	192,481	191,303
Total assets	$1,490,561	$1,465,927

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
Liabilities and Shareholders' Equity	(Unaudited) September 30 2004	June 30 2004
(In thousands except share data)
Current liabilities
Current portion of long-term debt	$125,000	$75,000
Current portion of long-term broadcast rights payable	31,258	19,929
Accounts payable	46,581	42,684
Accrued taxes and expenses	104,355	101,159
Current portion of unearned subscription revenues	133,232	132,189
Total current liabilities	440,426	370,961
Long-term debt	175,000	225,000
Long-term broadcast rights payable	20,693	13,024
Unearned subscription revenues	114,502	120,998
Deferred income taxes	102,407	97,858
Other noncurrent liabilities	55,341	49,356
Total liabilities	908,369	877,197
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000,000 shares; none issued	-	-
Common stock, par value $1 per share
Authorized 80,000,000 shares; issued and outstanding 40,353,969 shares at September 30, 2004 (excluding 30,131,938 shares held in treasury) and 40,801,949 shares at June 30, 2004 (excluding 29,523,362 shares held in treasury) ..	40,354	40,802
Class B stock, par value $1 per share, convertible to
common stock
Authorized 15,000,000 shares; issued and outstanding 9,645,398 shares at September 30, 2004 and 9,682,648 shares at June 30, 2004	9,645	9,683
Additional paid-in capital	-	5,726
Retained earnings	534,557	535,070
Accumulated other comprehensive loss	(390)	(427)
Unearned compensation	(1,974)	(2,124)
Total shareholders' equity	582,192	588,730
Total liabilities and shareholders' equity	$1,490,561	$1,465,927

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Earnings - Unaudited

Three Months Ended September 30	2004	Restated 2003
(In thousands except per share)
Revenues
Advertising	$180,591	$164,867
Circulation	58,226	60,631
All other	50,046	47,172
Total revenues	288,863	272,670
Operating costs and expenses
Production, distribution and editorial	129,176	123,051
Selling, general and administrative	104,498	104,038
Depreciation and amortization	8,431	8,704
Total operating costs and expenses	242,105	235,793
Income from operations	46,758	36,877
Interest income	217	49
Interest expense	(5,172)	(5,848)
Earnings before income taxes	41,803	31,078
Income taxes	16,179	12,028
Net earnings	$25,624	$19,050

Basic earnings per share	$0.51	$0.38
Basic average shares outstanding	50,267	50,179

Diluted earnings per share	$0.50	$0.37
Diluted average shares outstanding	51,658	51,557

Dividends paid per share	$0.120	$0.095

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Class B	Paid-in	Retained	Comprehensive	Unearned
(In thousands)	Stock	Stock	Capital	Earnings	Loss	Compensation	Total
Balance at June 30, 2004	$40,802	$9,683	$5,726	$535,070	$(427)	$(2,124)	$588,730

Net earnings	-	-	-	25,624	-	-	25,624
Other comprehensive income, net of tax	-	-	-	-	37	-	37
Total comprehensive income							25,661

Stock issued under various incentive
plans, net of forfeitures	123	-	3,589	-	-	(136)	3,576
Purchases of Company stock	(609)	-	(10,358)	(20,123)	-	-	(31,090)
Conversion of class B to common stock	38	(38)	-	-	-	-	-

Dividends paid, 12 cents per share
Common stock	-	-	-	(4,856)	-	-	(4,856)
Class B stock	-	-	-	(1,158)	-	-	(1,158)

Restricted stock amortized to operations	-	-	-	-	-	286	286
Tax benefit from incentive plans	-	-	1,043	-	-	-	1,043

Balance at September 30, 2004	$40,354	$9,645	$ -	$534,557	$(390)	$(1,974)	$582,192

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Three Months ended September 30	2004	Restated 2003
(In thousands)
Cash flow from operating activities
Net earnings	$25,624	$19,050
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	7,045	7,352
Amortization	1,386	1,352
Interest rate swap adjustments	-	(1,130)
Amortization of broadcast rights	7,913	8,662
Payments for broadcast rights	(8,451)	(8,272)
Changes in assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(3,172)	(14,375)
Inventories	(5,154)	(7,907)
Supplies and prepayments	(2,954)	(3,413)
Subscription acquisition costs	6,157	5,996
Other assets	(727)	48
Accounts payable	3,897	8,376
Accruals	1,404	(7,253)
Unearned subscription revenues	(5,453)	1,513
Deferred income taxes	7,360	6,062
Other noncurrent liabilities	6,272	3,891
Net cash provided by operating activities	41,147	19,952
Cash flows from investing activities
Acquisitions of businesses	(8,158)	-
Additions to property, plant and equipment	(4,190)	(6,289)
Other	(250)	(200)
Net cash used by investing activities	(12,598)	(6,489)
Cash flows from financing activities
Long-term debt incurred	-	20,000
Repayment of long-term debt	-	(40,000)
Proceeds from common stock issued	3,587	3,119
Purchases of Company stock	(31,090)	(4,706)
Dividends paid	(6,014)	(4,767)
Net cash used by financing activities	(33,517)	(26,354)

Net decrease in cash and cash equivalents	(4,968)	(12,891)
Cash and cash equivalents at beginning of period	58,723	22,294
Cash and cash equivalents at end of period	$53,755	$9,403

See accompanying Notes to Interim Condensed Consolidated Financial Statements

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies

a. General

References to "Meredith" or "the Company" refer to Meredith Corporation and subsidiaries. The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring basis. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Readers are referred to the Company's Form 10-K for the year ended June 30, 2004 for complete financial statements and related notes. Certain prior-year amounts have been reclassified to conform with current-year presentation.

b. Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance and other assumptions, as appropriate. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based on historical experience and current marketplace conditions; and pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected return on plan assets, and rates of increase in compensation and healthcare costs. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

c. Stock-based compensation

Meredith accounts for awards of stock-based employee compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation costs are reflected in net earnings for restricted stock plans; however, generally no stock-based compensation cost is reflected in net earnings for the employee stock purchase plan or for options granted as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended September 30	2004	Restated 2003
(In thousands except per share data)
Net earnings, as reported	$25,624	$19,050
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	176	153
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,883)	(1,713)
Pro forma net earnings	$23,917	$17,490
Earnings per share
Basic - as reported	$0.51	$0.38
Basic - pro forma	$0.48	$0.35
Diluted - as reported	$0.50	$0.37
Diluted - pro forma	$0.46	$0.34

d. Earnings per share

The following table presents the calculations of earnings per share:

Three Months Ended September 30	2004	Restated 2003
(In thousands except per share)
Net earnings	$25,624	$19,050

Basic average shares outstanding	50,267	50,179
Dilutive effect of stock options	1,391	1,378
Diluted average shares outstanding	51,658	51,557
Basic earnings per share	$0.51	$0.38
Diluted earnings per share	$0.50	$0.37

For the three months ended September 30, there were no antidilutive options excluded from the above calculations in 2004, and there were 2,000 options excluded in 2003 (with a weighted average exercise price of $47.28).

In the three months ended September 30, 2004 and 2003, options were exercised to purchase 109,000 shares and 114,000 shares, respectively.

e. Special-purpose entities

Meredith does not have any off-balance sheet arrangements. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's Condensed Consolidated Financial Statements.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.  Restatement of Fiscal 2004 Financial Statements

At the beginning of fiscal 2003, Meredith adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be reviewed at least annually for impairment. Upon the adoption of SFAS No. 142, Meredith, like most broadcasters, determined that its broadcasting network affiliation agreements had indefinite lives and ceased recording amortization expense on these assets. Subsequent to this determination, we had discussions with the staff of the Securities and Exchange Commission as to whether network affiliation agreements are definite lived assets and should be amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions. Based on these discussions, Meredith reevaluated its accounting treatment and has modified its accounting policy. It will amortize these assets effective with the adoption of SFAS No. 142 generally using lives of 25 to 40 years from their original acquisition dates. If future renewals result in material modifications to the original terms and conditions of these agreements, the lives will be reassessed.

This change in accounting policy has resulted in the restatement of the unaudited financial statements for the three months ended September 30, 2003 presented in this Quarterly Report on Form 10-Q. The restatement adjustments had no impact on cash flows from operating, investing or financing activities although it did impact certain non-cash components of cash flows from operating activities. The following is a summary of the adjustments to the financial statements as a result of the restatement:
Three months ended September 30	2003
	As previously reported	As restated
Selected Statement of Earnings Data:
Depreciation and amortization	$7,479	$8,704
Total operating costs and expenses	234,568	235,793
Income from operations	38,102	36,877
Earnings before income taxes	32,303	31,078
Income taxes	12,502	12,028
Net earnings	19,801	19,050

Basic earnings per share	0.39	0.38

Diluted earnings per share	0.38	0.37

Selected Statement of Cash Flows Data:
Net earnings	19,801	19,050
Amortization	127	1,352
Deferred income taxes	6,536	6,062

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 31 percent are under the LIFO method at September 30, 2004 and 36 percent at June 30, 2004.

	September 30 2004	June 30 2004
(In thousands)
Raw materials	$11,927	$13,025
Work in process	20,959	15,573
Finished goods	8,867	7,611
	41,753	36,209
Reserve for LIFO cost valuation	(5,337)	(4,947)
Inventories	$36,416	$31,262

4.  Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	September 30, 2004			June 30, 2004
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing Group
Noncompete agreements	$ 2,534	$(1,173)	$1,361	$ 2,534	$(1,013)	$1,521
Customer lists	1,863	(1,863)	-	1,863	(1,863)	-
Broadcasting Group
Network affiliation
agreements	218,651	(74,778)	143,873	218,651	(73,554)	145,097
Customer lists	41	(2)	39	-	-	-
Total	$ 223,089	$(77,816)	145,273	$ 223,048	$(76,430)	146,618
Intangible assets not
subject to amortization
Publishing Group
Trademarks			48,131			48,131
Broadcasting Group
FCC licenses			485,661			479,219
Total			533,792			527,350
Intangibles, net			$679,065			$673,968

In August 2004, Meredith acquired WFLI-TV, the WB television affiliate serving Chattanooga, TN. The purchase price allocation, which included intangible assets and goodwill, is preliminary.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for intangible assets was $1.4 million in the three months ended September 30, 2004. Annual amortization expense for intangible assets is expected to be as follows: $5.5 million in fiscal 2005, $5.4 million in fiscal 2006, $5.2 million in fiscal 2007, $5.0 million in fiscal 2008, and $4.9 million in fiscal 2009.

The changes in the carrying amounts of goodwill during the first quarter of fiscal 2005 and 2004 are as follows:

	Quarter ended September 30, 2004			Quarter ended September 30, 2003
(In thousands)	Publishing Group	Broadcasting Group	Total	Publishing Group	Broadcasting Group	Total

Balance at beginning of period	$110,325	$80,978	$191,303	$110,852	$80,979	$191,831
Acquisitions	-	1,178	1,178	-	-	-
Reclassified/other	-	-	-	(799)	-	(799)
Balance at end of period	$110,325	$82,156	$192,481	$110,053	$80,979	$191,032

5.  Restructuring Accrual

In response to a weakening economy and a widespread advertising downturn in fiscal 2001, management took steps to reduce the number of Meredith employees, including a one-time, voluntary early retirement program. Other selective workforce reductions were achieved through attrition, realignments and job eliminations. Approximately 200 positions were eliminated in fiscal 2001 and early fiscal 2002. The company also wrote-off certain Internet investments. These actions were the primary factors in a fiscal 2001 fourth-quarter nonrecurring charge of $25.3 million for personnel costs ($18.4 million), asset write-downs and other ($8.2 million), offset by the reversal of excess accruals ($1.3 million). An accrual balance of $0.9 million remained at June 30, 2004 for enhanced retirement benefits. Payments of $0.1 million were made during the quarter resulting in an accrual balance of $0.8 million at September 30, 2004. These payments will continue for approximately four years.

6.  Meredith Funding Corporation

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At September 30, 2004, $155 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (4.75 percent at September 30, 2004), from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's Condensed Consolidated Financial Statements. The asset-backed commercial paper facility renews annually in April. Meredith has the ability and the intent to renew the facility each year until April 9, 2007, the facility termination date.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Pension and Postretirement Benefit Plans

The following tables present the components of net periodic benefit cost:

	Three Months Ended September 30
	2004	2003
(In thousands)
Pension benefits
Service cost	$1,341	$1,047
Interest cost	1,122	1,025
Expected return on plan assets	(1,582)	(1,096)
Prior service cost amortization	170	166
Actuarial loss amortization	34	113
Transition amount amortization	-	42
Net periodic pension expense	$1,085	$1,297

Postretirement benefits
Service cost	$213	$209
Interest cost	322	348
Prior service cost amortization	(72)	(50)
Actuarial loss amortization	18	-
Net periodic postretirement expense	$481	$507

8.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net earnings as well as foreign currency translation adjustments. Total comprehensive income (in thousands) for the three-month periods ended September 30, 2004 and 2003, was $25,661 and $19,370, respectively.

9.  Segment Information

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the Company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The broadcasting segment includes the operations of 13 network-affiliated television stations and one AM radio station. There are no material intersegment transactions. There have been no changes in the basis of segmentation since June 30, 2004.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There are two principal financial measures reported to the chief executive officer for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings before interest, taxes, depreciation and amortization (EBITDA). Operating profit for segment reporting, disclosed below, is revenues less operating costs excluding interest income and expense and unallocated corporate expenses. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff and human resources administration expenses. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Segment EBITDA also excludes unallocated corporate expenses. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, EBITDA is not presented below.

Three Months Ended September 30	2004	Restated 2003
(In thousands)
Revenues
Publishing	$215,578	$206,671
Broadcasting	73,285	65,999
Total revenues	$288,863	$272,670

Operating profit
Publishing	$38,586	$33,000
Broadcasting	14,641	10,424
Unallocated corporate	(6,469)	(6,547)
Income from operations	$46,758	$36,877

Depreciation and amortization
Publishing	$2,345	$2,519
Broadcasting	5,493	5,513
Unallocated corporate	593	672
Total depreciation and amortization	$8,431	$8,704

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation (Meredith or the Company) is one of America's leading home and family publishers and a broadcaster with television stations in top markets such as Atlanta and Phoenix. Each month we reach more than 75 million American consumers through our magazines, books, custom publications, web sites, and television stations.

Meredith operates in two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. Broadcasting consists of 13 network-affiliated television stations and one radio station. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 75 percent of the Company's revenues in the first quarter of fiscal 2005 while broadcasting revenues totaled 25 percent.

PUBLISHING
Advertising revenues made up 50 percent of publishing's fiscal 2005 first quarter revenues. These revenues are generated from the sale of advertising space in the Company's magazines and on web sites to clients interested in promoting their brands, products and services to consumers. Circulation revenues accounted for 27 percent of publishing's fiscal 2005 first quarter revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 23 percent of publishing revenues came from a variety of activities that included the sale of books and custom publishing services as well as brand licensing, product sales and other related activities. Publishing's major expense categories include production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING
Broadcasting derives almost all of its revenues-98 percent in the first quarter of fiscal 2005-from the sale of advertising. The remainder comes from television rebroadcast rights fees, network compensation, television production services, and other services. Political advertising associated with biennial election campaigns can result in cyclical increases (in odd-numbered fiscal years) and decreases (in even-numbered fiscal years) in advertising revenues. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST QUARTER FISCAL 2005 HIGHLIGHTS

  Revenues increased 6 percent from the prior first quarter reflecting increased advertising revenues, including cyclical political advertising at the television stations, and strong growth in our custom publishing revenues.

  Both segments increased revenues and operating profits and improved their operating profit margins in the quarter.

  Diluted earnings per share increased 35 percent to $0.50 from prior first quarter earnings of $0.37. The increase primarily reflected the improved performance of both operating groups.

  We generated $41.1 million in operating cash flow and spent $31.1 million to repurchase shares of our common stock in the quarter.

  We acquired WFLI-TV, the WB television affiliate serving Chattanooga, TN. Chattanooga is the 86th largest television market in the country, and the station serves viewers in southeast Tennessee and northwest Georgia. The acquisition adds a WB station to our affiliate mix and increases our presence in the Southeast, where we already own stations in Atlanta, Nashville and Greenville, SC. Our initial investment in the station was not material.

USE OF NON-GAAP FINANCIAL MEASURES
Our analysis of broadcasting segment results includes references to earnings before interest, taxes, depreciation, and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our broadcasting segment. EBITDA is a common alternative measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Broadcasting segment EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

We believe the non-GAAP measures used in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contribute to an understanding of our financial performance. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We use and present non-GAAP financial measures along with GAAP results to evaluate and communicate the performance of the Company and its segments. We believe the non-GAAP financial measures provide an additional analytic tool to understand our results from core operations and to reveal underlying trends.

RESULTS OF OPERATIONS

CONSOLIDATED

Quarter ended September 30	2004	Restated 2003	Percent Change
(In thousands)
Total revenues	$288,863	$272,670	6%
Operating costs and expenses	242,105	235,793	3%
Income from operations	$46,758	$36,877	27%
Net earnings	$25,624	$19,050	35%
Diluted earnings per share	$0.50	$0.37	35%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments followed by an analysis of the consolidated results of operations for the quarter ended September 30, 2004 compared with the quarter ended September 30, 2003. This commentary should be read in conjunction with the consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

PUBLISHING
Publishing operating results were as follows:

Quarter ended September 30	2004	2003	Percent Change
(In thousands)
Advertising revenues	$108,749	$100,611	8%
Circulation revenues	58,226	60,631	(4)%
Other revenues	48,603	45,429	7%
Total revenues	215,578	206,671	4%
Operating costs	176,992	173,671	2%
Operating profit	$38,586	$33,000	17%

Revenues
Publishing advertising revenues increased 8 percent in the first quarter of fiscal 2005. The increase resulted from higher average net revenues per page as total advertising pages sold were down slightly from the prior-year quarter for the group as a whole. There was considerable variability in advertising page performance among the titles. Combined advertising pages for our two largest circulation titles, Better Homes and Gardens and Ladies' Home Journal, were flat with Better Homes and Gardens reporting a small increase and Ladies' Home Journal down slightly. Advertising pages for American Baby magazine increased in the mid-teens on a percentage basis while advertising pages for our mid-size titles, Country Home, Traditional Home, Midwest Living, and MORE, increased 3 percent as a group. MORE magazine reported strong growth in advertising pages but ad pages were down at Midwest Living and flat at the remaining two titles. Advertising pages were also down for the Special Interest Publications. Among our core advertising categories, food and beverage, home and building, and direct response showed strength while demand was weaker for the pharmaceutical and cosmetics categories. Also, online advertising revenues increased more than 30 percent in the quarter due to increased market demand.

Magazine circulation revenues declined 4 percent in the quarter. The decline in circulation revenues reflected lower average subscription revenues per copy for several titles, due to an increase in the term of direct mail offers. Our strategy is to increase circulation profits by increasing the term of direct mail offers which lowers costs. Also contributing to the decline in circulation revenues were lower newsstand revenues due to continued weakness in newsstand sales and our previously announced reduction in the number of Special Interest Publications on sale.

Other publishing revenues increased 7 percent in the quarter ended September 30, 2004, primarily reflecting strong new business growth in integrated marketing, our custom publishing operation. One of our larger new programs is with Nestlé. The growth in integrated marketing revenues was partially offset by lower revenues from the sale of books. The decline was due to the timing of the book release schedule compared with the prior year.

Operating Costs
First quarter publishing operating costs increased 2 percent from the comparable fiscal 2004 quarter. The increase reflected volume-related growth in integrated marketing production costs and higher employee compensation costs. Employee compensation costs were up as a result of higher staff levels primarily to support the growth in integrated marketing business, higher salary levels due to annual merit increases and higher performance-based incentive expense. Partially offsetting these cost increases were lower magazine subscription acquisition costs resulting from a shift to more profitable direct-to-publisher sources and a volume-related decline in book product costs.

Operating Profit
Publishing operating profit increased 17 percent in the quarter. The primary factors were higher advertising revenues, a volume related increase in integrated marketing operating profits and higher magazine circulation contribution. These improvements were partially offset by lower operating profits from book sales.

BROADCASTING
Broadcasting operating results were as follows:

Quarter ended September 30	2004	Restated 2003	Percent Change
(In thousands)
Non-political advertising revenues	$65,464	$63,907	2%
Political advertising revenues	6,378	349	NM
Other revenues	1,443	1,743	(17)%
Total revenues	73,285	65,999	11%
Operating costs	58,644	55,575	6%
Operating profit	$14,641	$10,424	40%
NM-Not meaningful

Revenues
Broadcasting revenues increased 11 percent in the first quarter of fiscal 2005 compared with the prior first quarter primarily reflecting higher advertising related to the November presidential and other election campaigns. Political advertising totaled $6.4 million in the quarter compared with just $0.3 million in the prior first quarter. Non-political advertising revenues increased 2 percent in the quarter despite political advertising displacing some core advertising.

Operating Costs
Broadcasting costs increased 6 percent in the first quarter of fiscal 2005. The cost increase was due to higher programming fees and increased news, sales and promotion costs which resulted from our efforts to improve our news programming and to sell our advertising more aggressively. Programming costs increased primarily due to the higher fee paid in Kansas City for the NFL Chiefs' pre-season broadcast rights. Costs for the newly acquired Chattanooga station also contributed to the increase in costs. Lower broadcasting program rights amortization partially offset the cost increases.

Operating Profit
Broadcasting operating profit increased 40 percent in the quarter compared to the prior first quarter as a result of the increase in political advertising revenues.

Supplemental Disclosure of Broadcasting EBITDA
Meredith's broadcasting EBITDA is defined as broadcasting segment operating profit plus depreciation and amortization expense. EBITDA is not a GAAP financial measure and should not be considered in isolation or as a substitute for GAAP financial measures. See the discussion of management's rationale for the use of EBITDA in the preceding Executive Overview section. The following table provides reconciliations between broadcasting segment operating profit and EBITDA. The EBITDA margin is defined as segment EBITDA divided by segment revenues.

Quarter ended September 30	2004	Resated 2003
(In thousands)
Revenues	$73,285	$65,999
Operating profit	$14,641	$10,424
Depreciation and amortization	5,493	5,513
EBITDA	$20,134	$15,937
EBITDA margin	27.5%	24.1%

UNALLOCATED CORPORATE EXPENSES
Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Quarter ended September 30	2004	2003	Percent Change
(In thousands)
Unallocated corporate expenses	$6,469	$6,547	(1)%

Unallocated corporate expenses declined slightly in the first quarter of fiscal 2005 as lower legal costs offset an increase in employee compensation costs resulting from higher performance-based incentives and annual salary merit increases.

CONSOLIDATED

Consolidated Operating Costs and Expenses
Consolidated operating costs and expenses were as follows:

Quarter ended September 30	2004	Restated 2003	Percent Change
(In thousands)
Production, distribution and editorial	$129,176	$123,051	5%
Selling, general and administrative	104,498	104,038	--
Depreciation and amortization	8,431	8,704	(3)%
Total operating costs and expenses	$242,105	$235,793	3%

Fiscal 2005 first quarter production, distribution and editorial costs increased 5 percent from the prior first quarter. The largest factor in the increase was a volume-related increase in production costs for integrated marketing custom publishing projects. Other contributing factors included higher magazine editorial costs and higher broadcasting spending for news and sports programming. These cost increases were partially offset by lower broadcasting program rights amortization expense and a volume-related decline in book product costs.

First quarter selling, general and administrative expenses increased slightly from the prior first quarter. Increased spending for advertising and promotion at the broadcasting stations was nearly offset by lower magazine subscription acquisition costs.

Depreciation and amortization expenses decreased 3 percent in the quarter reflecting lower information technology depreciation due to certain systems becoming fully depreciated.

Income from Operations
Income from operations increased 27 percent in the first quarter of fiscal 2005 reflecting revenue growth and higher operating margins in both of our business segments.

Net Interest Expense
Net interest expense was $5.0 million in the fiscal 2005 first quarter compared with expense of $5.8 million in the comparable prior-year quarter. Average long-term debt outstanding declined to $300 million in the current quarter from $365 million in the first quarter of fiscal 2004.

Interest expense in the prior-year first quarter included the effects of interest rate swap contracts. We had entered into interest rate swap contracts to effectively convert a substantial portion of our variable rate debt to fixed rate debt. The net cash disbursements related to these contracts were included in interest expense. In addition, certain interest rate swap contracts had previously been deemed ineffective and dedesignated as hedge contracts. Subsequent to the discontinuation of hedge accounting, changes in the fair market value of the affected interest rate swap contracts were recorded as interest expense. The net effect of the swap contracts was an increase in interest expense of $0.5 million in the quarter ended September 30, 2003. All of our interest rate swap contracts expired in June 2004.

Income Taxes
Our effective tax rate was 38.7 percent in both the current and prior first quarters.

Earnings and Earnings per Share
Net earnings were $25.6 million (50 cents per diluted share) in the quarter ended September 30, 2004, up 35 percent from $19.1 million (37 cents per diluted share) in the comparable prior-year quarter. The improvement reflected higher segment operating profits and lower interest expense. Average basic and diluted shares outstanding increased slightly in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Quarter ended September 30	2004	Restated 2003	Percent Change
(In thousands)
Net earnings	$25,624	$19,050	35%
Cash flows from operations	$41,147	$19,952	106%
Cash flows used by investing	$(12,598)	$(6,489)	(94)%
Cash flows used by financing	$(33,517)	$(26,354)	(27)%
Net decrease in cash and cash equivalents	$(4,968)	$(12,891)	61%

OVERVIEW
Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for acquisitions. We expect cash on hand, internally generated cash flow, and available credit from third-party financing agreements will provide funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. We have up to $250 million available under current credit agreements. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH
Cash and cash equivalents decreased $5.0 million in the first three months of fiscal 2005; they decreased $12.9 million in the comparable period of fiscal 2004. In both periods, net cash provided by operating activities was used for purchases of Company stock, capital investments, and dividends. In the current quarter, cash was also used for the acquisition of the Chattanooga television station. In the prior-year quarter, cash was also used to reduce debt.

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

Cash provided by operating activities totaled $41.1 million in the first quarter of fiscal 2005 compared with $20.0 million in first quarter of fiscal 2004. The largest factor in the increase was a 13 percent increase in cash received from advertising sales. Also contributing to the increase were higher cash receipts from integrated marketing sales, a refund of federal income taxes resulting from the sale of a subsidiary in June 2003, and lower interest payments. These increases in cash from operating activities were partially offset by a reduction in cash received from magazine newsstand sales as well as increased cash spending for employee compensation costs and integrated marketing production costs.

Investing activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses, investments, and additions to property, plant and equipment.

Net cash used by investing activities increased from $6.5 million in the prior first quarter to $12.6 million in the current quarter. The increase reflected the use of cash for the acquisition of the Chattanooga television station partially offset by lower spending for the purchase of property, plant and equipment in the current quarter.

Financing activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from common stock issued for stock option exercises and for our Employee Stock Purchase Plan. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $33.5 million in the quarter ended September 30, 2004, compared with $26.4 million in the quarter ended September 30, 2003. Spending for purchases of Company stock increased in the current quarter; however, this was partially offset by a reduction in net debt repayments.

Long-term debt
At September 30, 2004, long-term debt outstanding totaled $300 million in fixed-rate unsecured senior notes. $125 million of this debt is due in the next 12 months. The weighted average effective interest rate for the fixed-rate notes is 6.55 percent. We also have credit available under an asset-backed commercial paper facility with a capacity of up to $100 million and a revolving credit facility of up to $150 million. The asset-backed commercial paper facility renews annually until April 9, 2007, the facility termination date. The interest rate changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The revolving credit facility expires on April 5, 2007. The interest rate is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at September 30, 2004 and expects to remain so in the future.

Contractual obligations
Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended June 30, 2004. As of September 30, 2004, there had been no material changes in our contractual obligations from June 30, 2004.

Share repurchase program
As part of our ongoing share repurchase program, we spent $31.1 million in the first quarter of fiscal 2005 to repurchase an aggregate of 609,000 shares of Meredith Corporation common stock at then current market prices. We spent $4.7 million to repurchase 100,000 shares in the first quarter of fiscal 2004. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. As of September 30, 2004, approximately 1.5 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (e), Issuer Purchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2004.

Dividends
Dividends paid in the first quarter of fiscal 2005 totaled $6.0 million, or 12 cents per share, compared with dividend payments of $4.8 million, or 9.5 cents per share, in the first quarter of fiscal 2004.

Capital expenditures
Spending for property, plant, and equipment totaled $4.2 million in the first three months of fiscal 2005 compared with prior-year first quarter spending of $6.3 million. The decline reflected lower spending for broadcasting DTV conversion and publishing information technology equipment in the current period. We expect to spend between $18 and $22 million in fiscal 2005 and 2006 for a new facility for our television station in Hartford. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES
Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2004. As of September 30, 2004, the Company's critical accounting policies had not changed from June 30, 2004.

OUTLOOK
Meredith anticipates that fiscal 2005 will be another strong year. The Company believes the current First Call mean estimate of $2.63 per share for fiscal 2005 is achievable. However, the current First Call mean estimates for the remaining quarters of fiscal 2005 require some rebalancing, primarily due to shifts in advertising spending caused partially by general economic uncertainty approaching the Presidential election.

For the second quarter of fiscal 2005, Broadcasting pacings, which are a snapshot in time and change frequently, are currently running up nearly 20 percent. With one week left before the election, Meredith expects to book $11 to $13 million in net political advertising in the second quarter.

The Company expects its Publishing Group to grow operating profit in the low-double digits for the second quarter due to improved net yield per advertising page, increased circulation profit, strong results from its book business, and disciplined expense management. Publishing advertising revenues are expected to be down in the mid-single digits reflecting comparisons with strong results in the prior-year quarter and continuing period-to-period volatility in the advertising marketplace. Total Publishing revenues are expected to decline in the low-single digits in the second quarter due to the expected advertising performance partially offset by gains in books.

Given these factors, Meredith expects second quarter earnings per share will increase 40 to 45 percent from the $0.38 per share it earned in the prior-year quarter.

We may update this guidance periodically during the fiscal year through our quarterly earnings releases or through management presentations to industry, investor, and investment analyst groups. Copies of our quarterly earnings releases are available on our website (www.meredith.com) in the Investor Information section. Copies of the text of management presentations that may contain material non-public information are also posted on our website, typically for one week following the presentation. Copies of both earnings releases and such management presentations are also furnished to the Securities and Exchange Commission on Form 8-K and can be accessed through their website (www.sec.gov). The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

RISK FACTOR
Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting our operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include but are not limited to downturns in national and/or local economies; a softening of the domestic advertising market; world, national or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss of one or more major clients; changes in consumer reading, purchase, and/or television viewing patterns; unanticipated increases in paper, postage, printing, or syndicated programming costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in legislation or government regulations affecting the Company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions. Meredith's Annual Report on Form 10-K for the year ended June 30, 2004 includes a more complete description of the risk factors that may affect our results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk of the Company's fiscal 2004 Form 10-K for a more complete discussion of these risks.

Long-term debt
At September 30, 2004, Meredith had outstanding $300 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $312.1 million from $309.8 million at September 30, 2004.

Broadcast rights payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2004.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting in the quarter ended September 30, 2004.

PART II	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(e)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and class B stock during the quarter ended September 30, 2004.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
July 1 to July 31, 2004	92,258	$ 53.45	92,258	1,988,683
August 1 to August 31, 2004	380,869	$ 50.57	380,869	1,607,814
September 1 to September 30, 2004 *	135,448	$ 50.94	135,448	1,472,366
Total	608,575	$ 51.09	608,575	1,472,366
[1]

Column (a), Total number of shares purchased, includes no purchases of Class B stock and the following shares withheld to pay taxes upon the exercise of stock options:  4,918 in July 2004, 8,569 in August 2004 and 1,775 in September 2004.

In January 2001, Meredith announced the Board of Directors had authorized the repurchase of up to 2 million additional shares of the Company's stock through public and private transactions. In July 2004, the repurchases under this authorization were completed.

In February 2004, Meredith announced the Board of Directors had authorized the repurchase of up to 2 million additional shares of the Company's stock through public and private transactions.

*  In addition to the above, at the end of September 2004, 37,000 shares were repurchased as part of our ongoing share repurchase program, at an average price of $51.00, but were settled subsequent to the end of the quarter.

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

During the first quarter of fiscal 2005, the Company filed the following reports on Form 8-K:

On August 3, 2004, furnishing under Item 12 and Item 7 the text of a news release dated August 3, 2004, reporting earnings for the fourth quarter and fiscal year ended June 30, 2004.

On August 3, 2004, furnishing under Item 12 and Item 7 the script of a conference call held with analysts concerning the news release of the same date.

On September 10, 2004, reporting under Item 8.01 and providing under Item 9.01 the text of management's discussion at the 9th Annual Morgan Stanley Media and Communications Conference on September 8, 2004.

On September 13, 2004, reporting under Item 8.01 and providing under Item 9.01 the text of a management presentation at Meredith Corporation's 2004 Investor Conference on September 13, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	October 27, 2004

INDEX TO EXHIBITS

Exhibit Number	Item

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HIGHLIGHTS

Financial Data:
Balance Sheets
Statement of Earnings
Statement of Cash Flows
Statement of Shareholders' Equity
Notes
Management's Discussion and Analysis
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures

Exhibits and Reports on Form 8-K
Index to Exhibits