Form 10-K/A
period 2004-06-30
MEREDITH CORP
filed 2004-11-05
CIK 65011

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

EXPLANATORY NOTE

This amended Form 10-K is being filed solely to clarify the circumstances surrounding the Company's decision to change its accounting policy with respect to the lives of its network affiliation agreements. The Company has amended the text in the second paragraph under the heading Accounting Changes in Management's Discussion and Analysis of Financial Condition and Results of Operations and the first paragraph of Note 2 in the Consolidated Financial Statements. The remainder of the Form 10-K originally filed with the Securities and Exchange Commission on September 13, 2004 is unchanged. Only Items 7 and 8 which reflect the above referenced changes are included in this amendment.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

Page

Executive Overview	4

A description of each of Meredith's businesses, including their major sources of revenues and operating costs, and financial highlights from fiscal 2004.

Results of Operations	7

A review of results of operations for fiscal 2004 compared with fiscal 2003 and for fiscal 2003 compared with fiscal 2002. It begins with an overview followed by a more detailed discussion of results by business segment and in total.

Liquidity and Capital Resources	18

An analysis of changes in the balance sheet and cash flows, as well as a discussion of long-term debt, contractual obligations, the Company's share repurchase program, dividend payments, and capital expenditures.

Critical Accounting Policies	22

A discussion of the critical accounting policies management believes are important to understanding the assumptions and judgments incorporated into the reported financial results.

Outlook and Risk Factors	24

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

Upon the adoption of SFAS No. 142, we, like most broadcasters, determined that our broadcasting network affiliation agreement intangible assets had indefinite lives and ceased recording amortization expense on these assets. Subsequent to this determination, we had discussions with the staff of the Securities and Exchange Commission as to whether network affiliation agreements are definite lived assets and should be amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions. Based on these discussions, we reevaluated our accounting treatment and modified our accounting policy. We will amortize these assets effective with the adoption of SFAS No. 142 generally using lives of 25 to 40 years from their original acquisition dates. This change in accounting policy has resulted in the restatement of results for fiscal 2003 (and each of the quarters of fiscal 2003) and the first three quarters of fiscal 2004 in this annual report on Form 10-K. If future renewals result in modifications to the original terms and conditions of these agreements, the lives will be reassessed.

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

2. Restatement of Fiscal 2003 Financial Statements

At the beginning of fiscal 2003, Meredith adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be reviewed at least annually for impairment. Upon the adoption of SFAS No. 142, Meredith, like most broadcasters, determined that its broadcasting network affiliation agreements had indefinite lives and ceased recording amortization expense on these assets. Subsequent to this determination, Meredith had discussions with the staff of the Securities and Exchange Commission as to whether network affiliation agreements are definite lived assets and should be amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions. Based on these discussions, Meredith reevaluated its accounting treatment and has modified its accounting policy. It will amortize these assets effective with the adoption of SFAS No. 142 generally using lives of 25 to 40 years from their original acquisition dates. If future renewals result in material modifications to the original terms and conditions of these agreements, the lives will be reassessed.

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
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 5, 2004

INDEX TO EXHIBITS

Exhibit Number	Item

23	Consent of Independent Registered Public Accounting Firm

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HIGHLIGHTS
Click here for Table of Contents
Amended portions in (parentheses).

(Explanatory Note)

Item 7.	Management's Discussion and Analysis (Accounting Changes)

Item 8.	Financial Data:
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Earnings
Statements of Cash Flow
Statements of Shareholders' Equity
Notes (footnote2.)
Eleven-Year Financial History
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

Index to Exhibits