Form 10-Q
period 2004-12-31
MEREDITH CORP
filed 2005-01-25
CIK 65011

click here for HIGHLIGHTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of stock outstanding at December 31, 2004
Common shares	40,320,542
Class B shares	9,658,926
Total common and class B shares	49,979,468

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets - Unaudited
Assets	December 31 2004	Restated June 30 2004
(In thousands)
Current assets
Cash and cash equivalents	$25,656	$58,723
Accounts receivable, net	178,306	164,876
Inventories	37,638	31,262
Current portion of subscription acquisition costs	31,570	35,716
Current portion of broadcast rights	22,290	11,643
Other current assets	15,021	11,794
Total current assets	310,481	314,014
Property, plant and equipment	394,918	393,131
Less accumulated depreciation	(200,130)	(197,332)
Net property, plant and equipment	194,788	195,799
Subscription acquisition costs	23,758	26,280
Broadcast rights	11,514	5,293
Other assets	60,472	59,270
Intangibles, net	709,859	673,968
Goodwill	196,383	191,303
Total assets	$1,507,255	$1,465,927

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets - Unaudited (continued)
Liabilities and Shareholders' Equity	December 31 2004	Restated June 30 2004
(In thousands except share data)
Current liabilities
Current portion of long-term debt	$125,000	$75,000
Current portion of long-term broadcast rights payable	30,662	19,929
Accounts payable	40,972	42,684
Accrued taxes and expenses	107,739	100,948
Current portion of unearned subscription revenues	130,706	132,189
Total current liabilities	435,079	370,750
Long-term debt	175,000	225,000
Long-term broadcast rights payable	22,481	13,024
Unearned subscription revenues	119,641	120,998
Deferred income taxes	82,705	76,874
Other noncurrent liabilities	51,039	49,356
Total liabilities	885,945	856,002
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000,000 shares; none issued	-	-
Common stock, par value $1 per share
Authorized 80,000,000 shares; issued and outstanding 40,320,542 shares at December 31, 2004 (excluding 27,488,072 shares held in treasury) and 40,801,949 shares at June 30, 2004 (excluding 29,523,362 shares held in treasury) ..	40,321	40,802
Class B stock, par value $1 per share, convertible to
common stock
Authorized 15,000,000 shares; issued and outstanding 9,658,926 shares at December 31, 2004 and 9,682,648 shares at June 30, 2004	9,659	9,683
Additional paid-in capital	52,173	66,183
Retained earnings	521,200	495,808
Accumulated other comprehensive loss	(284)	(427)
Unearned compensation	(1,759)	(2,124)
Total shareholders' equity	621,310	609,925
Total liabilities and shareholders' equity	$1,507,255	$1,465,927

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Earnings - Unaudited
	Three Months Ended December 31		Six Months Ended December 31
	2004	Restated 2003	2004	Restated 2003
(In thousands except per share data)
Revenues
Advertising	$176,421	$164,532	$357,012	$329,399
Circulation	55,861	59,520	114,087	120,151
All other	62,271	56,327	112,317	103,499
Total revenues	294,553	280,379	583,416	553,049
Operating costs and expenses
Production, distribution and editorial	123,413	121,719	252,589	244,770
Selling, general and administrative	113,693	115,489	220,976	222,072
Depreciation and amortization	8,746	8,848	17,177	17,552
Total operating costs and expenses	245,852	246,056	490,742	484,394
Income from operations	48,701	34,323	92,674	68,655
Interest income	223	35	440	84
Interest expense	(5,170)	(5,713)	(10,342)	(11,561)
Earnings before income taxes and cumulative
effect of change in accounting principle	43,754	28,645	82,772	57,178
Income taxes	16,932	11,088	32,033	22,131
Earnings before cumulative effect of
change in accounting principle	26,822	17,557	50,739	35,047
Cumulative effect of change in
accounting principle, net of taxes	893	-	893	-
Net earnings	$27,715	$17,557	$51,632	$35,047

Basic earnings per share
Before cumulative effect of change
in accounting principle	$0.54	$0.35	$1.01	$0.70
Cumulative effect of change
in accounting principle	0.02	-	0.02	-
Net basic earnings per share	$0.56	$0.35	$1.03	$0.70
Basic average shares outstanding	49,912	50,137	50,090	50,158

Diluted earnings per share
Before cumulative effect of change
in accounting principle	$0.52	$0.34	$0.98	$0.68
Cumulative effect of change
in accounting principle	0.02	-	0.02	-
Net diluted earnings per share	$0.54	$0.34	$1.00	$0.68
Diluted average shares outstanding	51,469	51,850	51,667	51,828

Dividends paid per share	$0.120	$0.095	$0.240	$0.190

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statement of Shareholders' Equity (Unaudited)

					Accumulated
			Additional		Other
	Common	Class B	Paid-in	Retained	Comprehensive	Unearned
(In thousands)	Stock	Stock	Capital	Earnings	Loss	Compensation	Total
Balance at June 30, 2004 (restated)	$40,802	$9,683	$66,183	$495,808	$(427)	$(2,124)	$609,925

Net earnings	-	-	-	51,632	-	-	51,632
Other comprehensive income, net of tax	-	-	-	-	143	-	143
Total comprehensive income							51,775

Stock issued under various incentive
plans, net of forfeitures	460	-	14,472	-	-	(203)	14,729
Purchases of Company stock	(965)	-	(33,927)	(14,240)	-	-	(49,132)
Share-based compensation	-	-	3,624	-	-	568	4,192
Conversion of class B to common stock	24	(24)	-	-	-	-	-

Dividends paid, 24 cents per share
Common stock	-	-	-	(9,682)	-	-	(9,682)
Class B stock	-	-	-	(2,318)	-	-	(2,318)

Tax benefit from incentive plans	-	-	1,821	-	-	-	1,821

Balance at December 31, 2004	$40,321	$9,659	$52,173	$521,200	$(284)	$(1,759)	$621,310

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
Six Months ended December 31	2004	Restated 2003
(In thousands)
Cash flow from operating activities
Net earnings	$51,632	$35,047
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	14,399	14,793
Amortization	2,778	2,759
Share-based compensation	4,192	6,224
Deferred income taxes	14,408	12,557
Interest rate swap adjustments	-	(2,162)
Amortization of broadcast rights	15,668	16,056
Payments for broadcast rights	(16,521)	(17,608)
Gains from dispositions of property, plant and equipment	(866)	-
Excess tax benefits from share-based payments	(1,821)	(1,318)
Changes in assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(13,430)	(9,435)
Inventories	(6,376)	(5,263)
Other current assets	(4,452)	(3,850)
Subscription acquisition costs	6,668	3,804
Other assets	(155)	3
Accounts payable	(1,712)	(1,703)
Accruals	(8,357)	(699)
Unearned subscription revenues	(2,840)	8,707
Other noncurrent liabilities	1,683	2,959
Net cash provided by operating activities	54,898	60,871
Cash flows from investing activities
Acquisitions of businesses	(35,262)	-
Proceeds from dispositions of property, plant and equipment	2,050	-
Additions to property, plant and equipment	(9,806)	(11,402)
Other	(250)	(376)
Net cash used by investing activities	(43,268)	(11,778)
Cash flows from financing activities
Long-term debt incurred	-	20,000
Repayment of long-term debt	-	(65,000)
Debt acquisition costs	(247)	-
Excess tax benefits from share-based payments	1,821	1,318
Proceeds from common stock issued	14,861	5,634
Purchases of Company stock	(49,132)	(14,119)
Dividends paid	(12,000)	(9,527)
Net cash used by financing activities	(44,697)	(61,694)
Net decrease in cash and cash equivalents	(33,067)	(12,601)
Cash and cash equivalents at beginning of period	58,723	22,294
Cash and cash equivalents at end of period	$25,656	$9,693

See accompanying Notes to Interim Condensed Consolidated Financial Statements

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies

a. General

References to "Meredith" or the "Company" refer to Meredith Corporation and subsidiaries. The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring basis. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Readers are referred to the Company's Form 10-K for the year ended June 30, 2004 for complete financial statements and related notes. Certain prior-year amounts have been reclassified to conform with current-year presentation.

b. Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance and other assumptions, as appropriate. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based on historical experience and current marketplace conditions; pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected return on plan assets, and rates of increase in compensation and healthcare costs; and shared-based compensation expense which is based on numerous assumptions including future stock price volatility and employees' expected exercise and post-vesting employment termination behavior. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

c. Share-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. Meredith elected to adopt this Statement effective October 1, 2004 in advance of the Company's required adoption date of July 1, 2005. Previously, Meredith valued share-based payments by the intrinsic value method in financial statements while providing pro-forma disclosure of fair-value-based expense. The Statement provides various transition methods. Meredith used the modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under previous accounting standards.

SFAS 123R requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Previously, Meredith accounted for forfeitures as they occurred as permitted under previous accounting standards. As a result, in the second quarter of fiscal 2005, the Company recorded the cumulative effect of a change in accounting principle of $1.5 million ($0.9 million after tax), or $0.02 per share, to reduce compensation expense recognized in previous periods for the estimated forfeitures of outstanding awards.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adoption of this statement under the modified retrospective approach resulted in the restatement of previously reported financial statements. See Note 2 for details of the restatements.

The effect of adopting this standard on current period results was as follows:
(In thousands except per share data)	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
	Increase (Decrease)	Increase (Decrease)
Earnings before income taxes and cumulative effect of change in accounting principle	$(2,298)	$(5,083)
Earnings before cumulative effect of change in accounting principle	(1,409)	(3,116)
Net earnings	(516)	(2,223)
Basic and diluted earnings per share:
Before cumulative effect of change in accounting principle	(0.03)	(0.07)
Net earnings	(0.01)	(0.05)
Cash flow from operations	N/A	(1,821)
Cash flow from financing	N/A	1,821
N/A - not applicable

d. Earnings per share

The following table presents the calculations of earnings per share:

	Three Months Ended December 31		Six Months Ended December 31
	2004	Restated 2003	2004	Restated 2003
(In thousands except per share data)
Earnings before cumulative effect of change in accounting principle	$26,822	$17,557	$50,739	$35,047

Basic average shares outstanding	49,912	50,137	50,090	50,158
Dilutive effect of stock options	1,557	1,713	1,577	1,670
Diluted average shares outstanding	51,469	51,850	51,667	51,828
Earnings per share before cumulative effect of change in accounting principle
Basic	$0.54	$0.35	$1.01	$0.70
Diluted	0.52	0.34	0.98	0.68

For the three months ended December 31, antidilutive options excluded from the above calculations totaled 2,055,000 options in 2004 (with a weighted average exercise price of $47.86) and 1,447,000 options in 2003 (with a weighted average exercise price of $46.18). For the six months ended December 31, antidilutive options excluded from the above calculations totaled 1,911,000 options in 2004 (with a weighted average exercise price of $47.60) and 1,134,000 options in 2003 (with a weighted average exercise price of $46.13).

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the six months ended December 31, 2004 and 2003, options were exercised to purchase 432,000 shares and 196,000 shares, respectively.

e. Special-purpose entities

Meredith does not have any off-balance sheet arrangements. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's Condensed Consolidated Financial Statements.

2.  Restatement of Fiscal 2004 Unaudited Quarterly Financial Statements

At the beginning of fiscal 2003, Meredith adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be reviewed at least annually for impairment. Upon the adoption of SFAS No. 142, Meredith, like most broadcasters, determined that its broadcasting network affiliation agreements had indefinite lives and ceased recording amortization expense on these assets. Subsequent to this determination, Meredith had discussions with the staff of the Securities and Exchange Commission as to whether network affiliation agreements are definite lived assets and should be amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions. Based on these discussions, Meredith reevaluated its accounting treatment and has modified its accounting policy. The Company will amortize these assets effective with the adoption of SFAS No. 142 generally using lives of 25 to 40 years from their original acquisition dates. If future renewals result in material modifications to the original terms and conditions of these agreements, the lives will be reassessed.

This change in accounting policy has resulted in the restatement of the unaudited financial statements for the three and six month periods ended December 31, 2003 presented in this Quarterly Report on Form 10-Q. The restatement adjustments had no impact on cash flows from operating, investing or financing activities although they did impact certain non-cash components of cash flows from operating activities.

As discussed in Note 1c, Share-Based Compensation, Meredith adopted SFAS 123R effective October 1, 2004. Adoption of this Statement under the modified retrospective approach resulted in the restatement of previously reported financial statements.

The following is a summary of the adjustments to the condensed consolidated financial statements as a result of these restatements:

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30	2004
(In thousands)	As previously reported*	Share-based Compensation	As restated
Selected Balance Sheet Data:
Accrued taxes and expenses	$101,159	$(211)	$100,948
Total current liabilities	370,961	(211)	370,750
Deferred income taxes	97,858	(20,984)	76,874
Total liabilities	877,197	(21,195)	856,002
Additional paid-in capital	5,726	60,457	66,183
Retained earnings	535,070	(39,262)	495,808
Total shareholders' equity	588,730	21,195	609,925
* The restatements for the change in accounting policy for network affiliation agreements were reflected in the balance sheet reported in our fiscal 2004 annual report on Form 10-K.

	Three Months Ended December 31, 2003
(In thousands, except per share data)	As previously reported	Network Affiliation Agreements	Share-based Compensation	As restated
Selected Statement of Earnings Data:
Selling, general and administrative expenses	$112,421	$-	$3,068	$115,489
Depreciation and amortization	7,625	1,223	-	8,848
Total operating costs and expenses	241,765	1,223	3,068	246,056
Income from operations	38,614	(1,223)	(3,068)	34,323
Earnings before income taxes	32,936	(1,223)	(3,068)	28,645
Income taxes	12,749	(473)	(1,188)	11,088
Net earnings	20,187	(750)	(1,880)	17,557
Basic earnings per share	0.40	(0.01)	(0.04)	0.35
Diluted earnings per share	0.39	(0.01)	(0.04)	0.34
Diluted average shares outstanding	51,609	-	241	51,850

	Six Months Ended December 31, 2003
(In thousands, except per share data)	As previously reported	Network Affiliation Agreements	Share-based Compensation	As restated
Selected Statement of Earnings Data:
Selling, general and administrative expenses	$216,459	$-	$5,613	$222,072
Depreciation and amortization	15,104	2,448	-	17,552
Total operating costs and expenses	476,333	2,448	5,613	484,394
Income from operations	76,716	(2,448)	(5,613)	68,655
Earnings before income taxes	65,239	(2,448)	(5,613)	57,178
Income taxes	25,251	(947)	(2,173)	22,131
Net earnings	39,988	(1,501)	(3,440)	35,047
Basic earnings per share	0.80	(0.03)	(0.07)	0.70
Diluted earnings per share	0.78	(0.03)	(0.07)	0.68
Diluted average shares outstanding	51,583	-	245	51,828

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended December 31, 2003
(In thousands)	As previously reported	Network Affiliation Agreements	Share-Based Compensation	As restated
Selected Statement of Cash Flows Data:
Net earnings	$39,988	$(1,501)	$(3,440)	$35,047
Amortization	311	2,448	-	2,759
Share-based compensation	-	-	6,224	6,224
Deferred income taxes	15,035	(947)	(1,531)	12,557
Excess tax benefits from share-based payments (cash flows from operations)	-	-	(1,318)	(1,318)
Accruals	(57)	-	(642)	(699)
Other noncurrent liabilities	3,570	-	(611)	2,959
Net cash provided by operating activities	62,189	-	(1,318)	60,871
Excess tax benefits from share-based payments (cash flows from financing)	-	-	1,318	1,318
Net cash used by financing activities	(63,012)	-	1,318	(61,694)

3.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 30 percent are under the LIFO method at December 31, 2004 and 36 percent at June 30, 2004.

	December 31 2004	June 30 2004
(In thousands)
Raw materials	$14,922	$13,025
Work in process	18,661	15,573
Finished goods	9,502	7,611
	43,085	36,209
Reserve for LIFO cost valuation	(5,447)	(4,947)
Inventories	$37,638	$31,262

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	December 31, 2004			June 30, 2004
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing Group
Noncompete agreements	$2,534	$(1,332)	$1,202	$ 2,534	$(1,013)	$1,521
Customer lists	1,863	(1,863)	-	1,863	(1,863)	-
Broadcasting Group
Network affiliation
agreements	218,651	(76,003)	142,648	218,651	(73,554)	145,097
Customer lists	89	(10)	79	-	-	-
Total	$223,137	$(79,208)	143,929	$ 223,048	$(76,430)	146,618
Intangible assets not
subject to amortization
Publishing Group
Trademarks			48,131			48,131
Broadcasting Group
FCC licenses			517,799			479,219
Total			565,930			527,350
Intangibles, net			$709,859			$673,968

In August 2004, Meredith acquired WFLI-TV, the WB television affiliate serving Chattanooga, TN. In November 2004, Meredith acquired the non-license assets (as defined in the purchase agreement) of KSMO-TV, the WB affiliate in Kansas City and entered into a joint sales agreement under which the Company will manage the sales and certain other operations of KSMO. For accounting purposes, Meredith has recorded substantially all of the assets of KSMO-TV on its books, including the station's FCC license. These acquisitions were not material. The purchase price allocations, which included intangible assets and goodwill, are preliminary.

Amortization expense for intangible assets was $2.8 million in the six months ended December 31, 2004. Annual amortization expense for intangible assets is expected to be as follows: $5.6 million in fiscal 2005, $5.4 million in fiscal 2006, $5.2 million in fiscal 2007, $5.0 million in fiscal 2008, $4.9 million in fiscal 2009, and $4.9 million in fiscal 2010.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in the carrying amounts of goodwill for the first six months of fiscal 2005 and 2004 are as follows:

	Six Months ended December 31, 2004			Six Months ended December 31, 2003
(In thousands)	Publishing Group	Broadcasting Group	Total	Publishing Group	Broadcasting Group	Total

Balance at beginning of period	$110,325	$80,978	$191,303	$110,853	$80,978	$191,831
Acquisitions	-	5,080	5,080	-	-	-
Reclassified/other	-	-	-	(528)	-	(528)
Balance at end of period	$110,325	$86,058	$196,383	$110,325	$80,978	$191,303

5.  Restructuring Accrual

In response to a weakening economy and a widespread advertising downturn in fiscal 2001, management took steps to reduce the number of Meredith employees, including a one-time, voluntary early retirement program. Other selective workforce reductions were achieved through attrition, realignments and job eliminations. Approximately 200 positions were eliminated in fiscal 2001 and early fiscal 2002. The Company also wrote-off certain Internet investments. These actions were the primary factors in a fiscal 2001 fourth-quarter nonrecurring charge of $25.3 million for personnel costs ($18.4 million), asset write-downs and other ($8.2 million), offset by the reversal of excess accruals ($1.3 million). An accrual balance of $0.9 million remained at June 30, 2004 for enhanced retirement benefits. Payments of $0.2 million were made during the six months resulting in an accrual balance of $0.7 million at December 31, 2004. These payments will continue for approximately four years.

6.  Meredith Funding Corporation

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At December 31, 2004, $167 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (5.25 percent at December 31, 2004), from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's Condensed Consolidated Financial Statements. The asset-backed commercial paper facility renews annually in April. Meredith has the ability and the intent to renew the facility each year until April 9, 2007, the facility termination date.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Pension and Postretirement Benefit Plans

The following tables present the components of net periodic benefit cost:

	Three Months Ended December 31		Six Months Ended December 31
(In thousands)	2004	2003	2004	2003
Pension benefits
Service cost	$1,340	$1,048	$2,681	$2,095
Interest cost	1,121	1,025	2,243	2,050
Expected return on plan assets	(1,581)	(1,096)	(3,163)	(2,192)
Prior service cost amortization	171	166	341	332
Actuarial loss amortization	34	112	68	225
Transition amount amortization	-	42	-	84
Net periodic pension expense	$1,085	$1,297	$2,170	$2,594

Postretirement benefits
Service cost	$214	$210	$427	$419
Interest cost	321	348	643	696
Prior service cost amortization	(71)	(50)	(143)	(100)
Actuarial loss amortization	17	-	35	-
Net periodic postretirement expense	$481	$508	$962	$1,015

8.  Common Stock and Stock Option Plans

On December 31, 2004, Meredith had an employee stock purchase plan and several stock incentive plans all of which are shareholder approved. These plans are described in more detail below. For the six months ended December 31, 2004 and 2003, compensation expense recognized for these plans was $5.6 million (before the favorable pre-tax adjustment for the cumulative effect of the change in accounting principle of $1.5 million) and $6.2 million, respectively. The total income tax benefit recognized in earnings before the cumulative effect of the change in accounting principle for share-based payment arrangements was $2.2 million and $2.4 million for the six months ended December 31, 2004 and 2003, respectively.

Employee Stock Purchase Plan
Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. Shareholders authorized a reserve of 500,000 common shares for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using a Black-Scholes option pricing model. The term of the option is 3 months (the term of the offering period) and the expected stock price volatility was approximately 14 percent in both the six months ended December 31, 2004 and 2003. Information about the shares issued under this plan follows:

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six months ended December 31	2004	2003
(In thousands except per share)
Shares issued	24	19
Average fair value	$8.39	$7.12
Average purchase price	$43.95	$39.00
Average market price	$52.75	$47.46

Stock Incentive Plans
Meredith has 5 stock incentive plans (the Plans) that permit the Company to issue up to 16.1 million shares in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance cash awards to key employees and directors of the Company. The total number of shares that have been awarded under these plans as of December 31, 2004, is approximately 12.6 million. The Plans are designed to provide incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting and retaining employees; and, to better align the interests of employees with those of the shareholders.

The Company has awarded restricted shares of common stock to eligible key employees and to nonemployee directors under the Plans. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards generally vest over three or five years. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants, net of estimated forfeitures, are amortized over the vesting periods. The Company's restricted stock activity during the six-months ended December 31, 2004 follows:

Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
(In thousands except per share)
Nonvested at July 1, 2004	86	$42.08
Granted	7	51.00
Vested	(6)	33.75
Forfeited	(5)	43.60
Nonvested at December 31, 2004	82	$43.38

As of December 31, 2004, there was $1.8 million of unearned compensation cost related to the restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted average grant date fair value of restricted stock granted during the six months ended December 31, 2004 and 2003 was $51.00 and $47.27, respectively. The total fair value of shares vested during the six months ended December 31 was $0.3 million in 2004 and $1.1 million in 2003.

Meredith also has outstanding restricted stock units and stock equivalent units (stock units) that were sold to employees and directors through various deferred compensation plans. The period of deferral is specified when the deferral election is made. These stock units are sold at the market price of the underlying stock on the date of sale. In addition, shares of restricted stock may be converted to stock units upon vesting. The following summarizes the activity for stock units during the six months ended December 31, 2004:

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Units	Units	Weighted- Average Sale Date Fair Value
(In thousands except per share)
Balance at July 1, 2004	142	$28.83
Additions	8	47.63
Converted to common stock	(2)	38.08
Balance at December 31, 2004 net	148	$29.70

The aggregate intrinsic value of the stock units outstanding at December 31, 2004 was $3.6 million. The total intrinsic value of the stock units converted to common stock in the six months ended December 31, 2004 and 2003 was $23 thousand and $4 thousand, respectively.

Meredith also has granted nonqualified stock options to certain employees and directors under the Plans. Options are granted at prices not less than the market price of the underlying stock on the date of grant. All options granted under the Plans expire at the end of 10 years. Most of the options granted in fiscal 2004 and 2005 vest three years from the date of grant. Most of the options granted prior to fiscal 2004 vest one-third each year over a three-year period. The Company elected to recognize the expense associated with the graded vesting options on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. Meredith has also occasionally granted options tied to attaining specified earnings per share and/or return on equity goals for the subsequent three-year period. Attaining these goals results in the acceleration of vesting for all, or a portion of, the options to three years from the date of grant. Options not subject to accelerated vesting vest eight years from the date of grant, subject to certain tenure qualifications.

A summary of stock option activity and weighted average exercise prices follows:

	Options (In 000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In 000)
Outstanding, July 1, 2004	6,322	$ 34.98
Granted	898	50.18
Exercised	(432)	31.64
Forfeited	(233)	43.85
Outstanding, December 31, 2004	6,555	$ 36.97	5.97 years	$113,773
Exercisable, December 31, 2004	3,972	$ 31.74	4.36 years	$ 89,701

The fair value of each option is estimated as of the date of grant using a Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company's stock and other factors. The expected life of options granted incorporates historical employee exercise and termination behavior. Different expected lives are used for separate groups of employees that have similar historical exercise patterns. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The following summarizes the assumptions used in determining the fair value of options granted:

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six months ended December 31	2004		2003
Risk-free interest rate	3.3-4.0%		3.3-4.2%
Expected dividend yield	0.90%		0.90%
Expected option life	4-7	yrs	5-7	yrs
Expected stock price volatility	19-23%		23%
Weighted-average stock price volatility	22%		23%

The weighted-average grant date fair value of options granted during the six months ended December 31, 2004 and 2003 was $13.29 and $13.54, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2004 and 2003 was $8.7 million and $4.5 million, respectively. As of December 31, 2004 there was $20.2 million in unrecognized compensation cost for stock options granted under the Plans. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Cash received from option exercises under all share-based payment plans for the six months ended December 31, 2004 and 2003 was $14.8 million and $5.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3.4 million and $1.7 million, respectively for the six months ended December 31, 2004 and 2003.

Meredith expects, from year to year, to repurchase a sufficient number of shares of stock to approximate or exceed the number of options granted annually.

9.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net earnings as well as foreign currency translation adjustments. Total comprehensive income for the three-month periods ended December 31, 2004 and 2003, was $27.8 million and $18.0 million, respectively. Total comprehensive income for the six-month periods ended December 31, 2004 and 2003, was $51.8 million and $35.8 million, respectively.

10.  Segment Information

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the Company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The broadcasting segment includes the operations of 13 network-affiliated television stations, one AM radio station and one television station operated under a joint sales agreement. There are no material intersegment transactions. There have been no changes in the basis of segmentation since June 30, 2004.

There are two principal financial measures reported to the chief executive officer for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings before interest, taxes, depreciation and amortization (EBITDA). Operating profit for segment reporting, disclosed below, is revenues less operating costs excluding unallocated corporate expenses. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff and human resources administration expenses. These costs are allocated based on actual usage

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expense are not allocated to the segments. Segment EBITDA also excludes unallocated corporate expenses. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, EBITDA is not presented below.

	Three Months Ended December 31		Six Months Ended December 31
(In thousands)	2004	Restated 2003	2004	Restated 2003
Revenues
Publishing	$204,663	$206,855	$420,241	$413,526
Broadcasting	89,890	73,524	163,175	139,523
Total revenues	$294,553	$280,379	$583,416	$553,049

Operating profit
Publishing	$24,817	$21,951	$62,640	$54,232
Broadcasting	32,186	19,596	46,439	29,603
Unallocated corporate	(8,302)	(7,224)	(16,405)	(15,180)
Income from operations	$48,701	$34,323	$92,674	$68,655

Depreciation and amortization
Publishing	$2,416	$2,588	$4,761	$5,107
Broadcasting	5,822	5,607	11,315	11,120
Unallocated corporate	508	653	1,101	1,325
Total depreciation and amortization	$8,746	$8,848	$17,177	$17,552

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation (Meredith or the Company) is one of America's leading home and family publishers and a broadcaster with television stations in top markets such as Atlanta and Phoenix. Each month we reach more than 75 million American consumers through our magazines, books, custom publications, web sites, and television stations.

Meredith operates in two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. Broadcasting consists of 13 network-affiliated television stations and one radio station. In addition, we own the non-license assets and participate in a joint-sales agreement for one television station. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 72 percent of the Company's revenues in the first six months of fiscal 2005 while broadcasting revenues totaled 28 percent.

PUBLISHING
Advertising revenues made up 47 percent of publishing's revenues in the first half of fiscal 2005. These revenues are generated from the sale of advertising space in the Company's magazines and on web sites to clients interested in promoting their brands, products and services to consumers. Circulation revenues accounted for 27 percent of publishing's fiscal 2005 first half revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and through single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 26 percent of publishing revenues came from a variety of activities that included the sale of books and custom publishing services as well as brand licensing, product sales and related activities. Publishing's major expense categories include production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING
Broadcasting derives almost all of its revenues-98 percent in the first six months of fiscal 2005-from the sale of advertising. The remainder comes from television rebroadcast rights fees, network compensation, television production services, and other services. Political advertising associated with biennial election campaigns can result in cyclical increases (in odd-numbered fiscal years) and decreases (in even-numbered fiscal years) in advertising revenues. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST SIX MONTHS FISCAL 2005 HIGHLIGHTS

  Revenues increased 5 percent from the prior-year period reflecting increased advertising revenues, including cyclical political advertising at the television stations, strong growth in our custom publishing revenues, and the addition of new broadcasting properties.

  Both segments increased operating profits and improved their operating profit margins in the period.

  We elected to begin expensing stock options and have restated prior periods to include expense previously disclosed on a pro forma basis in the notes to our consolidated financial statements.

  Diluted earnings per share increased 47 percent to $1.00 from prior-year first half earnings of $0.68. The increase primarily reflected the improved performance of both operating groups.

  We generated $54.9 million in operating cash flow and spent $49.1 million to repurchase shares of our common stock in the six month period.

  In November 2004, we acquired the non-license assets of KSMO-TV, the WB affiliate in Kansas City, and entered into a joint sales agreement under which we will manage the sales and certain other operations of KSMO. We will also have the opportunity to purchase the station's license assets at a later date, if allowed under Federal Communications Commission rules. We already own KCTV, the CBS affiliate in Kansas City. In August 2004, we acquired WFLI-TV, the WB television affiliate serving Chattanooga, TN. Chattanooga is the 86th largest television market in the country, and the station serves viewers in southeast Tennessee and northwest Georgia. This station increases our presence in the Southeast, where we already own stations in Atlanta, Nashville and Greenville, SC. These acquisitions add WB stations to our affiliate mix and fit into our strategy to expand our broadcasting group portfolio, particularly focusing on duopolies and regional clusters. Our initial investment in these stations of approximately $42 million was not material.

SHARE-BASED COMPENSATION EXPENSE
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. This Statement requires public entities to record expense for share-based payments, primarily stock options, awarded to employees based on the grant-date fair value of the award. We elected to adopt this Statement effective October 1, 2004, in advance of the Company's required adoption date of July 1, 2005. Previously, we valued share-based payments by the intrinsic value method in our financial statements while providing pro-forma disclosure of fair-value-based expense. Since stock options are typically granted at the current market price of the stock, the intrinsic value method usually resulted in no expense being recorded. The Statement provides various transition methods. We used the modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under previous accounting standards.

SFAS No. 123 (revised 2004) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Previously, Meredith accounted for forfeitures as they occurred as permitted under previous accounting standards. As a result, in the second quarter of fiscal 2005, the Company recorded the cumulative effect of a change in accounting principle of $1.5 million ($0.9 million after tax), or $0.02 per share, to reduce compensation expense recognized in previous periods for the estimated forfeitures of outstanding awards.

Adoption of this Statement resulted in the recognition of share-based compensation expense in the current period and the restatement of prior period results. For the three months ended December 31, selling, general and administrative expenses increased by $2.3 million in 2004 and $3.1 million in 2003. For the six months ended December 31, selling, general and administrative expenses increased by $5.1 million in 2004 and $5.6 million in 2003. The effect on earnings and diluted earning per share was as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In thousands except per share data)	2004	Restated 2003	2004	Restated 2003
Earnings before cumulative effect of change in accounting principle:
Before adoption	$28,231	$19,437	$53,855	$38,487
Share-based compensation, net of taxes	(1,409)	(1,880)	(3,116)	(3,440)
After adoption	$26,822	$17,557	$50,739	$35,047
Diluted earnings per share before adoption	$0.55	$0.38	$1.05	$0.75
Share-based compensation, net of taxes	(0.03)	(0.04)	(0.07)	(0.07)
Diluted earnings per share after adoption	$0.52	0.34	$0.98	$0.68

We expect share-based compensation expense in future periods to be comparable subject to variations in the number and valuation of future share-based payments. Adoption of this Statement also resulted in the restatement of certain balance sheet amounts, primarily deferred taxes and shareholders' equity, and the reclassification of certain cash flows between operating and financing activities. See Notes 1c and 2 to the Interim Condensed Consolidated Financial Statements for additional details.

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

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months ended December 31	2004	Restated 2003	Percent Change
(In thousands except per share data )
Total revenues	$294,553	$280,379	5%
Operating costs and expenses	245,852	246,056	--
Income from operations	$48,701	$34,323	42%
Earnings before cumulative effect of change in accounting principle	$26,822	$17,557	53%
Net earnings	$27,715	$17,557	58%
Diluted earnings per share
Before cumulative effect of change in accounting principle	$0.52	$0.34	53%
Net earnings	$0.54	$0.34	59%

Six Months ended December 31	2004	Restated 2003	Percent Change
(In thousands except per share data)
Total revenues	$583,416	$553,049	5%
Operating costs and expenses	490,742	484,394	1%
Income from operations	$92,674	$68,655	35%
Earnings before cumulative effect of change in accounting principle	$50,739	$35,047	45%
Net earnings	$51,632	$35,047	47%
Diluted earnings per share
Before cumulative effect of change in accounting principle	$0.98	$0.68	44%
Net earnings	$1.00	$0.68	47%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments followed by an analysis of the consolidated results of operations for the quarter and six months ended December 31, 2004 compared with the respective prior-year periods. This commentary should be read in conjunction with the condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

PUBLISHING
Publishing operating results were as follows:

Three months ended December 31	2004	Restated 2003	Percent Change
(In thousands)
Advertising revenues	$88,101	$92,548	(5)%
Circulation revenues	55,861	59,520	(6)%
Other revenues	60,701	54,787	11%
Total revenues	204,663	206,855	(1)%
Operating costs	179,846	184,904	(3)%
Operating profit	$24,817	$21,951	13%

Six months ended December 31	2004	Restated 2003	Percent Change
(In thousands)
Advertising revenues	$196,850	$193,159	2%
Circulation revenues	114,087	120,151	(5)%
Other revenues	109,304	100,216	9%
Total revenues	420,241	413,526	2%
Operating costs	357,601	359,294	--
Operating profit	$62,640	$54,232	16%

Revenues
Publishing revenues declined 1 percent in the second quarter compared with the prior-year quarter as a result of lower advertising and circulation revenues. These declines were partially offset by higher revenues from custom publishing and licensing. In the first half of fiscal 2005 revenues increased 2 percent compared with the prior-year period due to strong growth in revenues from custom publishing as well as higher advertising and licensing revenues. Lower revenues from circulation and the sale of books partially offset those increases.

Publishing advertising revenues declined 5 percent in the second quarter. The decline was attributable to the sale of fewer advertising pages at most of our titles. The decline in advertising pages was partially offset by higher average revenues per page at most titles. Among advertising categories, demand was weaker for the home, retail, household supply, and pharmaceutical categories while direct response, remedies and cosmetics showed strength. In the six months ended December 31, 2004, advertising revenues increased 2 percent as higher average revenues per page more than offset a mid-single digit percentage decline in advertising pages sold. Advertising categories showing strength in the period included remedies, direct response, and food and beverage, while demand was weaker for the household supplies, pharmaceuticals, and home and building categories. An increase in online advertising also contributed to the growth in advertising revenues in the six-month period.

Combined advertising revenues at the Company's two largest circulation titles, Better Homes and Gardens and Ladies' Home Journal, declined in the high-single digits on a percentage basis in the second quarter and were down in the mid-single digits in the first half of fiscal 2005. The decline at Better Homes and Gardens reflected fewer advertising pages sold partially offset by higher average revenues per page. At Ladies' Home Journal the primary factor in the revenue decline was lower average revenues per page as the number of advertising pages sold increased in both the quarter and six-month period. Advertising revenues declined in the low-single digits at American Baby magazine in the second quarter due to fewer advertising pages. In the six-month period, advertising revenues and pages increased in the mid-single digits at American Baby. Advertising revenues at our mid-sized group of titles, which includes Country Home, Traditional Home, Midwest Living and More magazines, declined in the low-single digits on a percentage basis in the second quarter and were up in the high-single digits in the first half of fiscal 2005. The decline in revenues in the second quarter reflected fewer advertising pages partially offset by higher revenues per page at most titles. In the six-month period, ad pages were down at all mid-sized titles except More magazine, but higher average revenues per page more than offset the decline in pages to result in higher revenues.

Magazine circulation revenues declined 6 percent in the second quarter and 5 percent in the six-month period versus the comparable prior-year periods. The declines reflected lower average subscription revenues per copy for several titles, due to an increase in the subscription term of direct mail offers. Our strategy is to increase circulation profits, which were up in the mid-single digits on a percentage basis in both the quarter and six-month period, by increasing the term of direct mail offers which lowers costs. Also contributing to the decline in circulation revenues was lower newsstand revenues due to continued weakness in newsstand sales and our previously announced reduction in the number of Special Interest Publications published.

Other publishing revenues increased 11 percent from the prior-year second quarter and were up 9 percent in the six-month period primarily reflecting strong new business growth in integrated marketing, our custom publishing operation. Some of the larger new programs include Nestlé, Hyundai and Creative Memories. An increase in revenues from licensing activities also contributed to the revenue growth. Revenues from the sale of books increased slightly in the second quarter, but were down in the low teens on a percentage basis in the six-month period due to the timing of the book release schedule compared with the prior year.

Operating Costs
Second quarter publishing operating costs decreased 3 percent from the comparable fiscal 2004 quarter. In the six months ended December 31, 2004, publishing operating costs were down slightly versus the comparable prior-year period. The decline in costs in both periods reflected volume-related decreases in magazine production and distribution costs resulting from fewer advertising pages sold. In addition, magazine subscription acquisition costs declined from a shift to more profitable direct-to-publisher sources. We also maintained disciplined expense management. Partially offsetting these cost decreases were higher employee compensation costs. Employee compensation costs were up as a result of higher staff levels primarily to support the growth in the integrated marketing business and higher compensation levels due to annual merit increases.

Operating Profit
Publishing operating profit increased 13 percent in the quarter and 16 percent in the six-month period. The primary factors were higher magazine circulation contribution and disciplined expense management. A volume-related increase in integrated marketing operating profits also contributed. In addition, the six months benefited from higher advertising revenues but also reflected lower operating profits from book sales.

BROADCASTING
Broadcasting operating results were as follows:

Three months ended December 31	2004	Restated 2003	Percent Change
(In thousands)
Non-political advertising revenues	$76,119	$71,539	6%
Political advertising revenues	12,201	445	NM
Other revenues	1,570	1,540	2%
Total revenues	89,890	73,524	22%
Operating costs	57,704	53,928	7%
Operating profit	$32,186	$19,596	64%
NM-Not meaningful

Six months ended December 31	2004	Restated 2003	Percent Change
(In thousands)
Non-political advertising revenues	$141,583	$135,446	5%
Political advertising revenues	18,579	794	NM
Other revenues	3,013	3,283	(8)%
Total revenues	163,175	139,523	17%
Operating costs	116,736	109,920	6%
Operating profit	$46,439	$29,603	57%
NM-Not meaningful

Revenues
 Broadcasting revenues increased 22 percent in the second quarter and 17 percent in the first six months of fiscal 2005 compared with the respective prior-year periods. Net political advertising revenues totaled $12.2 million in the second quarter and $18.6 million in the six-month period compared with less than $1 million in net political advertising revenues in the both the second quarter and first six months of the prior fiscal year. The fluctuations in political advertising revenues at our stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising and therefore the revenues are not entirely incremental. Non-political advertising revenues increased 6 percent in the second quarter and 5 percent in the six-month period. The increases in nonpolitical advertising revenues reflected the addition of revenues from new properties and higher local advertising at comparable stations. On a comparable basis, non-political advertising revenues increased 3 percent in the quarter and 2 percent in the six-month period. New properties include an AM radio station in Saginaw/Bay City, MI, a CBS station in Springfield-Holyoke, MA, and WB affiliates in Kansas City and Chattanooga, TN.

Operating Costs
Operating costs increased 7 percent in the quarter and 6 percent in the first half of fiscal 2005 compared with the respective prior-year periods. The cost increases resulted primarily from the addition of the new properties. On a comparable basis, costs increased 2 percent in the quarter and 4 percent in the six-month period. These increases primarily reflected higher employee compensation costs. In addition, in the six month period, programming costs increased mostly due to the higher fee paid in Kansas City for the NFL Chiefs' pre-season broadcast rights but were partially offset by lower broadcasting program rights amortization.

Operating Profit
 Broadcasting operating profit increased 64 percent in the second quarter and 57 percent in the first half of fiscal 2005 as a result of the increase in advertising revenues.

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

Three months ended December 31	2004	Restated 2003
(In thousands)
Revenues	$89,890	$73,524
Operating profit	$32,186	$19,596
Depreciation and amortization	5,822	5,607
EBITDA	$38,008	$25,203
EBITDA margin	42.3%	34.3%

Six months ended December 31	2004	Restated 2003
(In thousands)
Revenues	$163,175	$139,523
Operating profit	$46,439	$29,603
Depreciation and amortization	11,315	11,120
EBITDA	$57,754	$40,723
EBITDA margin	35.4%	29.2%

UNALLOCATED CORPORATE EXPENSES
Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

	2004	Restated 2003	Percent Change
(In thousands)
Three months ended December 31	$8,302	$7,224	15%
Six months ended December 31	$16,405	$15,180	8%

Unallocated corporate expenses increased 15 percent in the second quarter and were up 8 percent in the first six months of fiscal 2005 compared with the respective prior-year periods primarily due to increased legal and employee medical insurance benefit expenses as well as higher rent expense resulting from rent escalation clauses on our office space in New York City.

CONSOLIDATED

Consolidated Operating Costs and Expenses
Consolidated operating costs and expenses were as follows:

Three months ended December 31	2004	Restated 2003	Percent Change
(In thousands)
Production, distribution and editorial	$123,413	$121,719	1%
Selling, general and administrative	113,693	115,489	(2)%
Depreciation and amortization	8,746	8,848	(1)%
Total operating costs and expenses	$245,852	$246,056	--

Six months ended December 31	2004	Restated 2003	Percent Change
(In thousands)
Production, distribution and editorial	$252,589	$244,770	3%
Selling, general and administrative	220,976	222,072	--
Depreciation and amortization	17,177	17,552	(2)%
Total operating costs and expenses	$490,742	$484,394	1%

Production, distribution and editorial expenses increased 1 percent in the second quarter and 3 percent in the six month period compared to the respective prior-year periods. The increases reflected higher publishing editorial costs and higher broadcasting spending for news and sports programming. The increase in publishing editorial costs primarily reflected higher employee compensation costs related to increased staff levels, mostly in integrated marketing, and annual merit increases. Also contributing to the cost increase in the six-month period was a volume-related increase in production costs for integrated marketing custom publishing projects. These cost increases were partially offset by a volume-related decline in magazine production and distribution costs and, in the six month period, lower broadcasting program rights amortization expense.

Selling, general and administrative expenses decreased slightly from the prior second quarter and six-month period. The declines resulted from lower magazine subscription acquisition costs and disciplined expense management. Increased spending for employee compensation costs and higher legal, rent and employee benefit expenses partially offset the declines.

Depreciation and amortization expenses decreased slightly in both the quarter and six month period. The decline reflected lower information technology depreciation due to certain systems becoming fully depreciated.

Income from Operations
Income from operations increased 42 percent in the second quarter reflecting revenue growth in broadcasting and higher operating margins in both of our business segments. Income from operations increased 35 percent in the first half of fiscal 2005 as a result of higher revenues and operating margins in both of our business segments.

Net Interest Expense
Net interest expense was $4.9 million in the fiscal 2005 second quarter compared with expense of $5.7 million in the comparable prior-year quarter. In the six months ended December 31, 2004, net interest expense was $9.9 million versus $11.5 million in the comparable prior-year period. Average long-term debt outstanding was $300 million in the current periods compared with $343 million in the second quarter and $353 in the first half of fiscal 2004.

Interest expense in the prior-year periods included the effects of interest rate swap contracts. We had entered into interest rate swap contracts to effectively convert a substantial portion of our variable rate debt to fixed rate debt. The net cash disbursements related to these contracts were included in interest expense. In addition, certain interest rate swap contracts had previously been deemed ineffective and dedesignated as hedge contracts. Subsequent to the discontinuation of hedge accounting, changes in the fair market value of the affected interest rate swap contracts were recorded as interest expense. The net effect of the swap contracts was an increase in interest expense of $0.5 million in the second quarter and $1.0 million in the first six months of fiscal 2004. All of our interest rate swap contracts expired in June 2004.

Income Taxes
Our effective tax rate was 38.7 percent in all periods.

Earnings and Earnings per Share
Earnings before the cumulative effect of a change in accounting principle were $26.8 million ($0.52 per diluted share) in the quarter ended December 31, 2004, up 53 percent from $17.6 million ($0.34 cents per diluted share) in the comparable prior-year quarter. In the six months ended December 31, 2004, earnings before the cumulative effect of a change in accounting principle were $50.7 million ($0.98 per diluted share), an increase of 45 percent from prior-year six month earnings of $35.0 million ($0.68 per diluted share). The improvements reflected higher segment operating profits and lower interest expense. Net earnings in the three and six month periods ended December 31, 2004 were $27.7 million ($0.54 per diluted share) and $51.6 million ($1.00 per diluted share), respectively, including the cumulative effect of a change in accounting principle related to an adjustment for anticipated forfeitures of share-based compensation awards. Average basic and diluted shares outstanding decreased slightly in both the quarter and six month period.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended December 31	2004	Restated 2003	Percent Change
(In thousands)
Net earnings	$51,632	$35,047	47%
Cash flows from operations	$54,898	$60,871	(10)%
Cash flows used by investing	$(43,268)	$(11,778)	(267)%
Cash flows used by financing	$(44,697)	$(61,694)	28%
Net decrease in cash and cash equivalents	$(33,067)	$(12,601)	(162)%

OVERVIEW
Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from third-party financing agreements to provide sufficient funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, cash dividends and share repurchases) into the foreseeable future. We have up to $250 million available under current credit agreements. These credit agreements also allow us to request an increase of up to another $150 million. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH
Cash and cash equivalents decreased $33.1 million in the first six months of fiscal 2005; they decreased $12.6 million in the comparable period of fiscal 2004. In both periods, net cash provided by operating activities was used for purchases of Company stock, capital investments, and dividends. In the current period, cash was also used for acquisitions. In the prior-year period, cash was also used to reduce debt.

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

Cash provided by operating activities totaled $54.9 million in the first half of fiscal 2005 compared with $60.9 million in first half of fiscal 2004. The largest factors in the decrease were a reduction in cash received from magazine newsstand sales as well as increased cash spending for employee compensation costs and income taxes.

These declines were partially offset by increased cash received from advertising and integrated marketing sales and lower interest payments.

Investing activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses, investments, and additions to property, plant and equipment.

Net cash used by investing activities increased from $11.8 million in the first half of fiscal 2004 to $43.3 million in the current period. The increase primarily reflected the use of cash for broadcasting acquisitions in the current period.

Financing activities
Financing cash inflows generally include borrowings under debt agreements, proceeds from common stock issued for stock option exercises and for our Employee Stock Purchase Plan and excess tax benefits from share-based payments. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $44.7 million in the six months ended December 31, 2004, compared with $61.7 million in the six months ended December 31, 2003. The decline reflected a reduction in net debt repayments and increased proceeds from common stock issued. This was partially offset by increased spending for purchases of Company stock and higher dividend payments in the current period.

Long-term debt
At December 31, 2004, long-term debt outstanding totaled $300 million in fixed-rate unsecured senior notes. $125 million of this debt is due in the next 12 months. We expect to repay this debt with cash on hand and credit available under current credit agreements. The weighted average effective interest rate for the fixed-rate notes is 6.55 percent. We also have credit available under an asset-backed commercial paper facility with a capacity of up to $100 million and a revolving credit facility of up to $150 million. The revolving credit facility also allows us to request an increase of up to another $150 million. The asset-backed commercial paper facility renews annually until April 9, 2007, the facility termination date. The interest rate changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The revolving credit facility expires on November 12, 2009. The interest rate is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at December 31, 2004 and expects to remain so in the future.

Contractual obligations
Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended June 30, 2004. As of December 31, 2004, there had been no material changes in our contractual obligations from June 30, 2004.

Share repurchase program
As part of our ongoing share repurchase program, we spent $49.1 million in the first half of fiscal 2005 to repurchase an aggregate of 965,000 shares of Meredith Corporation common stock at then current market prices. We spent $14.1 million to repurchase 294,000 shares in the first six months of fiscal 2004. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. As of December 31, 2004, approximately 1.1 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Purchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2004.

Dividends
Dividends paid in the first six months of fiscal 2005 totaled $12.0 million, or 24 cents per share, compared with dividend payments of $9.5 million, or 19 cents per share, in the first half of fiscal 2004.

Capital expenditures
Spending for property, plant, and equipment totaled $9.8 million in the first six months of fiscal 2005 compared with prior-year first half spending of $11.4 million. The decline reflected lower spending for information technology systems and equipment in the current period. We expect to spend between $18 and $22 million in fiscal 2005 and 2006 for a new facility for our television station in Hartford. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES
Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2004. As of December 31, 2004, the Company's critical accounting policies discussed in our Annual Report had not changed from June 30, 2004. The adoption of SFAS No. 123 (revised December 2004), which requires us to recognize expense for share-based payments, introduces a new accounting policy that requires management to make estimates and assumptions that affect the amounts reported in our financial statements. We now consider this to be a critical accounting policy.

Share-based compensation expense

Meredith has several stock incentive plans that permit us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. Restricted shares are valued at the market value of traded shares on the date of grant. The valuation of stock options, however, requires numerous assumptions. We currently determine the fair value of each option as of the date of grant using a Black-Scholes option pricing model. This model requires inputs for the expected volatility of our stock price, expected life of the option and expected dividend yield, among others. In addition, we estimate the number of options expected to eventually vest. We base our assumptions on historical data, expected market conditions and other factors. In some instances a range of assumptions is used to reflect differences in behavior among various groups of employees. Changes in these assumptions could materially affect the share-based compensation expense recognized as well as various liability and equity balances.

OUTLOOK
The following statements reflect our current expectations for the third quarter and the remainder of fiscal 2005.

Expensing options will reduce earnings per share approximately $0.14 for all of fiscal 2005. Given this accounting adjustment, the Company anticipates option-adjusted earnings per share will approximate $2.50 in fiscal 2005.

For the third quarter of fiscal 2005, Broadcast pacings, which are a snapshot in time and change frequently, are currently running up in the low single digits.

The Company expects the Publishing Group to grow operating profit in the mid to high single digits in the third quarter due to strong results from its integrated marketing operations, increased circulation profit, and prudent cost management. Publishing advertising revenues are expected to be down in the low single digits, reflecting the uncertain advertising climate.

Expensing options will reduce earnings per share approximately $0.04 in each of the third and fourth quarters of fiscal 2005. Given this accounting adjustment, the Company anticipates option-adjusted earnings per share will be in the range of $0.67 to $0.69 in the third quarter of fiscal 2005.

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

Long-term debt
At December 31, 2004, Meredith had outstanding $300 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $308.7 million from $306.6 million at December 31, 2004.

Broadcast rights payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2004.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting in the quarter ended December 31, 2004.

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and class B stock during the quarter ended December 31, 2004.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
October 1 to October 31, 2004	169,707	$50.83	169,707	1,302,659
November 1 to November 30, 2004	138,601	$49.64	138,601	1,164,058
December 1 to December 30, 2004	47,827	$52.99	47,827	1,116,231
Total	356,135	$50.66	356,135	1,116,231
[1]

Column (a), Total number of shares purchased, includes no purchases of Class B stock and the following shares withheld to pay taxes upon the exercise of stock options: 621 in October 2004, 3,801 in November 2004 and 18,805 in December 2004.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders was held on November 8, 2004, at the Company's headquarters in Des Moines, Iowa.

(b)

The name of each director elected at the Annual Meeting is shown under Item 4(c)(1). The other directors whose terms of office continued after the meeting were:  Herbert M. Baum, Frederick B. Henry, William T. Kerr, Robert E. Lee, David J. Londoner, Philip A. Marineau, Charles D. Peebler, Jr. and Nicholas L. Reding.

(c)	(1)	Proposal 1: Election of four Class II directors for terms expiring in 2007. Each nominee was elected in uncontested elections by the votes cast as follows:

				Number of shareholder votes *
				For	Withheld
		Class II directors
			Mary Sue Coleman	128,894,375	1,330,172
			D. Mell Meredith Frazier	120,074,608	10,149,940
			Joel W. Johnson	128,424,943	1,799,605
			Stephen M. Lacy	129,054,547	1,170,001

		* As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

(c)	(2)	Proposal 2: Approval of the Meredith Corporation 2004 Stock Incentive Plan. Proposal 2 was approved by the votes cast as follows:
		For	Against	Abstentions	Broker Non-votes
		100,198,575	25,154,810	704,869	4,166,294

Item 6.	Exhibits

4

Second Amendment to Credit Agreement dated April 5, 2002 among Meredith Corporation, as Borrower, The Lenders listed herein, Fleet National Bank, as Administrative Agent and Issuing Lender, Bank One, NA and Wells Fargo Bank, National Association, each as Co-Syndication Agent and Suntrust Bank, Central Florida, National Association, as Documentation Agent, with Fleet Securities, Inc. having acted as Lead Arranger.

10.1	Meredith Corporation 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit B to the Company's Proxy Statement for the Annual Meeting of Shareholders on November 8, 2004.

10.2	Form of Restricted Stock Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan.

10.3	Form of Nonqualified Stock Option Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 25, 2005

INDEX TO EXHIBITS

Exhibit Number	Item

4

Second Amendment to Credit Agreement dated April 5, 2002 among Meredith Corporation, as Borrower, The Lenders listed herein, Fleet National Bank, as Administrative Agent and Issuing Lender, Bank One, NA and Wells Fargo Bank, National Association, each as Co-Syndication Agent and Suntrust Bank, Central Florida, National Association, as Documentation Agent, with Fleet Securities, Inc. having acted as Lead Arranger.

10.1	Meredith Corporation 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit B to the Company's Proxy Statement for the Annual Meeting of Shareholders on November 8, 2004.

10.2	Form of Restricted Stock Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan.

10.3	Form of Nonqualified Stock Option Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

HIGHLIGHTS

Financial Data:
Balance Sheets
Statement of Earnings
Statement of Cash Flows
Statement of Shareholders' Equity
Notes
Management's Discussion and Analysis
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures

Submission of Matters to a Vote of Security Holders
Exhibits

Index to Exhibits