Form 10-Q
period 2005-03-31
MEREDITH CORP
filed 2005-04-26
CIK 65011

click here for HIGHLIGHTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of stock outstanding at March 31, 2005
Common shares	39,786,493
Class B shares	9,608,690
Total common and class B shares	49,395,183

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets - Unaudited
Assets	March 31, 2005	Restated June 30 2004
(In thousands)
Current assets
Cash and cash equivalents	$2,614	$58,723
Accounts receivable, net	187,568	164,876
Inventories	39,244	31,262
Current portion of subscription acquisition costs	29,888	35,716
Current portion of broadcast rights	16,954	11,643
Other current assets	11,048	11,794
Total current assets	287,316	314,014
Property, plant and equipment	400,317	393,131
Less accumulated depreciation	(205,411)	(197,332)
Net property, plant and equipment	194,906	195,799
Subscription acquisition costs	24,776	26,280
Broadcast rights	9,435	5,293
Other assets	58,419	59,270
Intangibles, net	708,464	673,968
Goodwill	196,382	191,303
Total assets	$1,479,698	$1,465,927

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets - Unaudited (continued)
Liabilities and Shareholders' Equity	March 31, 2005	Restated June 30 2004
(In thousands except share data)
Current liabilities
Current portion of long-term debt	$125,000	$75,000
Current portion of long-term broadcast rights payable	23,601	19,929
Accounts payable	31,743	42,684
Accrued taxes and expenses	124,877	100,948
Current portion of unearned subscription revenues	133,385	132,189
Total current liabilities	438,606	370,750
Long-term debt	145,000	225,000
Long-term broadcast rights payable	20,330	13,024
Unearned subscription revenues	117,197	120,998
Deferred income taxes	86,663	76,828
Other noncurrent liabilities	50,602	49,356
Total liabilities	858,398	855,956
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000,000 shares; none issued	-	-
Common stock, par value $1 per share
Authorized 80,000,000 shares; issued and outstanding 39,786,493 shares at March 31, 2005 (excluding 28,198,260 shares held in treasury) and 40,801,949 shares at June 30, 2004 (excluding 29,523,362 shares held in treasury) .	39,786	40,802
Class B stock, par value $1 per share, convertible to
common stock
Authorized 15,000,000 shares; issued and outstanding 9,608,690 shares at March 31, 2005 and 9,682,648 shares at June 30, 2004	9,609	9,683
Additional paid-in capital	53,660	66,229
Retained earnings	520,531	495,808
Accumulated other comprehensive loss	(284)	(427)
Unearned compensation	(2,002)	(2,124)
Total shareholders' equity	621,300	609,971
Total liabilities and shareholders' equity	$1,479,698	$1,465,927

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Earnings - Unaudited
	Three Months Ended March 31		Nine Months Ended March 31
	2005	Restated 2004	2005	Restated 2004
(In thousands except per share data)
Revenues
Advertising	$178,619	$181,487	$535,631	$510,886
Circulation	64,962	62,962	179,049	183,113
All other	61,936	55,104	174,253	158,603
Total revenues	305,517	299,553	888,933	852,602
Operating costs and expenses
Production, distribution and editorial	136,699	132,700	389,288	377,470
Selling, general and administrative	97,685	101,562	318,661	323,634
Depreciation and amortization	8,831	8,730	26,008	26,282
Total operating costs and expenses	243,215	242,992	733,957	727,386
Income from operations	62,302	56,561	154,976	125,216
Interest income	259	40	699	124
Interest expense	(5,094)	(5,647)	(15,436)	(17,208)
Earnings before income taxes and cumulative
effect of change in accounting principle	57,467	50,954	140,239	108,132
Income taxes	22,239	19,720	54,272	41,851
Earnings before cumulative effect of
change in accounting principle	35,228	31,234	85,967	66,281
Cumulative effect of change in
accounting principle, net of taxes	-	-	893	-
Net earnings	$35,228	$31,234	$86,860	$66,281

Basic earnings per share
Before cumulative effect of change
in accounting principle	$0.71	$0.62	$1.72	$1.32
Cumulative effect of change
in accounting principle	-	-	0.02	-
Net basic earnings per share	$0.71	$0.62	$1.74	$1.32
Basic average shares outstanding	49,649	50,203	49,943	50,173

Diluted earnings per share
Before cumulative effect of change
in accounting principle	$0.69	$0.60	$1.67	$1.28
Cumulative effect of change
in accounting principle	-	-	0.02	-
Net diluted earnings per share	$0.69	$0.60	$1.69	$1.28
Diluted average shares outstanding	50,990	51,953	51,441	51,871

Dividends paid per share	$0.14	$0.12	$0.38	$0.31

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statement of Shareholders' Equity - Unaudited

(In thousands)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensation	Total
Balance at June 30, 2004 (restated)	$40,802	$9,683	$66,229	$495,808	$(427)	$(2,124)	$609,971

Net earnings	-	-	-	86,860	-	-	86,860
Other comprehensive income, net of tax	-	-	-	-	143	-	143
Total comprehensive income							87,003

Stock issued under various incentive
plans, net of forfeitures	611	-	18,869	-	-	(728)	18,752
Purchases of Company stock	(1,699)	(2)	(40,266)	(43,206)	-	-	(85,173)
Share-based compensation	-	-	6,337	-	-	850	7,187
Conversion of class B to common stock	72	(72)	-	-	-	-	-

Dividends paid, 38 cents per share
Common stock	-	-	-	(15,262)	-	-	(15,262)
Class B stock	-	-	-	(3,669)	-	-	(3,669)

Tax benefit from incentive plans	-	-	2,491	-	-	-	2,491

Balance at March 31, 2005	$39,786	$9,609	$53,660	$520,531	$(284)	$(2,002)	$621,300

See accompanying Notes to Interim Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Cash Flows - Unaudited

Nine Months ended March 31	2005	Restated 2004
(In thousands)
Cash flow from operating activities
Net earnings	$86,860	$66,281
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	21,834	22,139
Amortization	4,174	4,143
Share-based compensation	7,187	9,210
Deferred income taxes	12,451	17,692
Interest rate swap adjustments	-	(3,075)
Amortization of broadcast rights	23,178	23,688
Payments for broadcast rights	(25,830)	(26,992)
Gains from dispositions of property, plant and equipment	(866)	-
Excess tax benefits from share-based payments	(2,491)	(4,480)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(22,692)	(30,236)
Inventories	(7,982)	(2,176)
Supplies & prepayments	(475)	(1,952)
Subscription acquisition costs	7,332	12,707
Other assets	(1,545)	(7,862)
Accounts payable	(10,941)	(5,105)
Accruals	15,412	14,402
Unearned subscription revenues	(2,605)	7,131
Other noncurrent liabilities	1,246	1,232
Net cash provided by operating activities	104,247	96,747
Cash flows from investing activities
Acquisitions of businesses	(35,262)	-
Proceeds from dispositions of property, plant and equipment	2,050	-
Additions to property, plant and equipment	(17,408)	(16,669)
Other	3,205	(731)
Net cash used by investing activities	(47,415)	(17,400)
Cash flows from financing activities
Long-term debt incurred	60,000	20,000
Repayment of long-term debt	(90,000)	(90,000)
Debt acquisition costs	(256)	-
Excess tax benefits from share-based payments	2,491	4,480
Proceeds from common stock issued	18,928	13,048
Purchases of Company stock	(85,173)	(23,533)
Dividends paid	(18,931)	(15,561)
Net cash used by financing activities	(112,941)	(91,566)
Net decrease in cash and cash equivalents	(56,109)	(12,219)
Cash and cash equivalents at beginning of period	58,723	22,294
Cash and cash equivalents at end of period	$2,614	$10,075

See accompanying Notes to Interim Condensed Consolidated Financial Statements

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies

a. General

References to "Meredith" or the "Company" refer to Meredith Corporation and subsidiaries. The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring basis. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Readers are referred to the Company's Form 10-K for the year ended June 30, 2004 for complete financial statements and related notes. Certain prior-year amounts have been reclassified to conform with current-year presentation.

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

c. Share-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. Meredith elected to adopt this Statement effective October 1, 2004 in advance of the Company's required adoption date of July 1, 2005. Previously, Meredith valued share-based payments by the intrinsic value method in its consolidated financial statements while providing pro-forma disclosure of fair-value-based expense. The Statement provides various transition methods. Meredith used the modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under previous accounting standards.

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

The effect of adopting this standard on current period results was as follows:
(In thousands except per share data)	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
	Increase (Decrease)	Increase (Decrease)
Earnings before income taxes and cumulative effect of change in accounting principle	$(2,711)	$(7,794)
Earnings before cumulative effect of change in accounting principle	(1,662)	(4,778)
Net earnings	(1,662)	(3,885)
Basic earnings per share:
Before cumulative effect of change in accounting principle	(0.03)	(0.10)
Net earnings	(0.03)	(0.08)
Diluted earnings per share:
Before cumulative effect of change in accounting principle	(0.03)	(0.09)
Net earnings	(0.03)	(0.07)
Cash flow from operations	N/A	(2,491)
Cash flow from financing	N/A	2,491
N/A-Not applicable

d. Earnings per share

The following table presents the calculations of earnings per share:

	Three Months Ended March 31		Nine Months Ended March 31
	2005	Restated 2004	2005	Restated 2004
(In thousands except per share data)
Earnings before cumulative effect of change in accounting principle	$35,228	$31,234	$85,967	$66,281

Basic average shares outstanding	49,649	50,203	49,943	50,173
Dilutive effect of stock options	1,341	1,750	1,498	1,698
Diluted average shares outstanding	50,990	51,953	51,441	51,871
Earnings per share before cumulative effect of change in accounting principle
Basic	$0.71	$0.62	$1.72	$1.32
Diluted	0.69	0.60	1.67	1.28

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, antidilutive options excluded from the above calculations totaled 2,019,000 options in 2005 (with a weighted average exercise price of $47.95) and 1,355,000 options in 2004 (with a weighted average exercise price of $46.35). For the nine months ended March 31, antidilutive options excluded from the above calculations totaled 1,947,000 options in 2005 (with a weighted average exercise price of $47.72) and 1,245,000 options in 2004 (with a weighted average exercise price of $46.18).

In the nine months ended March 31, 2005 and 2004, options were exercised to purchase 554,000 shares and 526,000 shares, respectively.

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

This change in accounting policy has resulted in the restatement of the unaudited condensed consolidated financial statements for the three and nine month periods ended March 31, 2004 presented in this Quarterly Report on Form 10-Q. The restatement adjustments had no impact on cash flows from operating, investing or financing activities although they did impact certain non-cash components of cash flows from operating activities.

As discussed in Note 1c, Share-Based Compensation, Meredith adopted SFAS 123R effective October 1, 2004. Adoption of this Statement under the modified retrospective approach resulted in the restatement of previously reported financial statements.

The following is a summary of the adjustments to the condensed consolidated financial statements as a result of these restatements:

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30	2004
(In thousands)	As previously reported*	Share-based Compensation	As restated
Selected Balance Sheet Data:
Accrued taxes and expenses	$101,159	$(211)	$100,948
Total current liabilities	370,961	(211)	370,750
Deferred income taxes	97,858	(21,030)	76,828
Total liabilities	877,197	(21,241)	855,956
Additional paid-in capital	5,726	60,503	66,229
Retained earnings	535,070	(39,262)	495,808
Total shareholders' equity	588,730	21,241	609,971
* The restatements for the change in accounting policy for network affiliation agreements were reflected in the consolidated balance sheet reported in our fiscal 2004 annual report on Form 10-K.

	Three Months Ended March 31, 2004
(In thousands, except per share data)	As previously reported	Network Affiliation Agreements	Share-based Compensation	As restated
Selected Statement of Earnings Data:
Selling, general and administrative expenses	$98,874	$-	$2,688	$101,562
Depreciation and amortization	7,505	1,225	-	8,730
Total operating costs and expenses	239,079	1,225	2,688	242,992
Income from operations	60,474	(1,225)	(2,688)	56,561
Earnings before income taxes	54,867	(1,225)	(2,688)	50,954
Income taxes	21,234	(474)	(1,040)	19,720
Net earnings	33,633	(751)	(1,648)	31,234
Basic earnings per share	0.67	(0.02)	(0.03)	0.62
Diluted earnings per share	0.65	(0.01)	(0.04)	0.60
Diluted average shares outstanding	51,725	-	228	51,953

	Nine Months Ended March 31, 2004
(In thousands, except per share data)	As previously reported	Network Affiliation Agreements	Share-based Compensation	As restated
Selected Statement of Earnings Data:
Selling, general and administrative expenses	$315,333	$-	$8,301	$323,634
Depreciation and amortization	22,609	3,673	-	26,282
Total operating costs and expenses	715,412	3,673	8,301	727,386
Income from operations	137,190	(3,673)	(8,301)	125,216
Earnings before income taxes	120,106	(3,673)	(8,301)	108,132
Income taxes	46,485	(1,421)	(3,213)	41,851
Net earnings	73,621	(2,252)	(5,088)	66,281
Basic earnings per share	1.47	(0.05)	(0.10)	1.32
Diluted earnings per share	1.43	(0.04)	(0.11)	1.28
Diluted average shares outstanding	51,630	-	241	51,871

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended March 31, 2004
(In thousands)	As previously reported	Network Affiliation Agreements	Share-Based Compensation	As restated
Selected Statement of Cash Flows Data:
Net earnings	$73,621	$(2,252)	$(5,088)	$66,281
Amortization	470	3,673	-	4,143
Share-based compensation	-	-	9,210	9,210
Deferred income taxes	20,912	(1,421)	(1,799)	17,692
Excess tax benefits from share-based payments (cash flows from operations)	-	-	(4,480)	(4,480)
Accruals	15,816	-	(1,414)	14,402
Other noncurrent liabilities	2,141	-	(909)	1,232
Net cash provided by operating activities	101,227	-	(4,480)	96,747
Excess tax benefits from share-based payments (cash flows from financing)	-	-	4,480	4,480
Net cash used by financing activities	(96,046)	-	4,480	(91,566)

3.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 28 percent are under the LIFO method at March 31, 2005 and 36 percent at June 30, 2004.

	March 31 2005	June 30 2004
(In thousands)
Raw materials	$18,095	$13,025
Work in process	17,113	15,573
Finished goods	10,157	7,611
	45,365	36,209
Reserve for LIFO cost valuation	(6,121)	(4,947)
Inventories	$39,244	$31,262

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	March 31, 2005			June 30, 2004
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing Group
Noncompete agreements	$2,534	$(1,492)	$1,042	$2,534	$(1,013)	$1,521
Customer lists	1,863	(1,863)	-	1,863	(1,863)	-
Broadcasting Group
Network affiliation
agreements	218,651	(77,227)	141,424	218,651	(73,554)	145,097
Customer lists	89	(21)	68	-	-	-
Total	$223,137	$(80,603)	142,534	$223,048	$(76,430)	146,618
Intangible assets not
subject to amortization
Publishing Group
Trademarks			48,131			48,131
Broadcasting Group
FCC licenses			517,799			479,219
Total			565,930			527,350
Intangibles, net			$708,464			$673,968

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

Amortization expense for intangible assets was $4.2 million in the nine months ended March 31, 2005. Annual amortization expense for intangible assets is expected to be as follows: $5.6 million in fiscal 2005, $5.4 million in fiscal 2006, $5.2 million in fiscal 2007, $5.0 million in fiscal 2008, $4.9 million in fiscal 2009, and $4.9 million in fiscal 2010.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in the carrying amounts of goodwill for the first nine months of fiscal 2005 and 2004 are as follows:

	Nine Months ended March 31, 2005			Nine Months ended March 31, 2004
(In thousands)	Publishing Group	Broadcasting Group	Total	Publishing Group	Broadcasting Group	Total

Balance at beginning of period	$110,325	$80,978	$191,303	$110,853	$80,978	$191,831
Acquisitions	-	5,079	5,079	-	-	-
Reclassified/other	-	-	-	(528)	-	(528)
Balance at end of period	$110,325	$86,057	$196,382	$110,325	$80,978	$191,303

5.  Restructuring Accrual

In response to a weakening economy and a widespread advertising downturn in fiscal 2001, management took steps to reduce the number of Meredith employees, including a one-time, voluntary early retirement program. Other selective workforce reductions were achieved through attrition, realignments and job eliminations. Approximately 200 positions were eliminated in fiscal 2001 and early fiscal 2002. The Company also wrote-off certain Internet investments. These actions were the primary factors in a fiscal 2001 fourth-quarter nonrecurring charge of $25.3 million for personnel costs ($18.4 million), asset write-downs and other ($8.2 million), offset by the reversal of excess accruals ($1.3 million). An accrual balance of $0.9 million remained at June 30, 2004 for enhanced retirement benefits. Payments of $0.3 million were made during the nine months ended March 31, 2005 resulting in an accrual balance of $0.6 million at March 31, 2005. These payments will continue for approximately four more years.

6.  Meredith Funding Corporation

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At March 31, 2005, $173 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate (5.75 percent at March 31, 2005), from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's Condensed Consolidated Financial Statements. The asset-backed commercial paper facility renews annually in April. Meredith has the ability and the intent to renew the facility each year and has renewed it each year since its inception and, therefore, the principal is reflected as due on April 9, 2007, the facility termination date.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Pension and Postretirement Benefit Plans

The following tables present the components of net periodic benefit cost:

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands)	2005	2004	2005	2004
Pension benefits
Service cost	$1,341	$1,047	$4,022	$3,142
Interest cost	1,122	1,025	3,365	3,075
Expected return on plan assets	(1,582)	(1,097)	(4,745)	(3,289)
Prior service cost amortization	170	167	511	499
Actuarial loss amortization	35	113	103	338
Transition amount amortization	-	42	-	126
Net periodic pension expense	$1,086	$1,297	$3,256	$3,891

Postretirement benefits
Service cost	$213	$193	$640	$612
Interest cost	322	322	965	1,018
Prior service cost amortization	(72)	(50)	(215)	(150)
Actuarial loss amortization	18	-	53	-
Net periodic postretirement expense	$481	$465	$1,443	$1,480

8.  Common Stock and Stock Option Plans

On March 31, 2005, Meredith had an employee stock purchase plan and several stock incentive plans all of which are shareholder approved. These plans are described in more detail below. For the nine months ended March 31, 2005 and 2004, compensation expense recognized for these plans was $8.6 million (before the favorable pre-tax adjustment for the cumulative effect of the change in accounting principle of $1.5 million) and $9.2 million, respectively. The total income tax benefit recognized in earnings before the cumulative effect of the change in accounting principle for share-based payment arrangements was $3.3 million and $3.6 million for the nine months ended March 31, 2005 and 2004, respectively.

Employee Stock Purchase Plan
Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. Shareholders authorized a reserve of 500,000 common shares for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using a Black-Scholes option pricing model. The term of the option is 3 months (the term of the offering period) and the expected stock price volatility was approximately 14 percent in both the nine months ended March 31, 2005 and 2004. Information about the shares issued under this plan follows:

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine months ended March 31	2005	2004
(In thousands except per share)
Shares issued	39	32
Average fair value	$8.42	$7.30
Average purchase price	$42.59	$39.98
Average market price	$50.80	$48.62

Stock Incentive Plans
Meredith has 5 stock incentive plans (the Plans) that permit the Company to issue up to 16.1 million shares in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance cash awards to key employees and directors of the Company. Awards related to approximately 12.5 million shares have been made under these plans as of March 31, 2005. The Plans are designed to provide incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting and retaining employees; and, to better align the interests of employees with those of the shareholders.

The Company has awarded restricted shares of common stock to eligible key employees and to nonemployee directors under the Plans. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards generally vest over three or five years. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants, net of estimated forfeitures, are amortized over the vesting periods. The Company's restricted stock activity during the nine-months ended March 31, 2005 follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
(In thousands except per share)
Nonvested at July 1, 2004	86	$42.01
Granted	24	49.25
Vested ested	(12)	34.28
Forfeited	(10)	43.21
Nonvested at March 31, 2005	88	$47.68

As of March 31, 2005, there was $2.0 million of unearned compensation cost related to the restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The weighted average grant date fair value of restricted stock granted during the nine months ended March 31, 2005 and 2004 was $49.25 and $48.40, respectively. The total fair value of shares vested during the nine months ended March 31 was $0.6 million in 2005 and $1.5 million in 2004.

Meredith also has outstanding restricted stock units and stock equivalent units (stock units) that were sold to employees and directors through various deferred compensation plans. The period of deferral is specified when the deferral election is made. These stock units are sold at the market price of the underlying stock on the date of sale. In addition, shares of restricted stock may be converted to stock units upon vesting. The following summarizes the activity for stock units during the nine months ended March 31, 2005:

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Units	Units	Weighted-Average Sale Date Fair Value
(In thousands except per share)
Balance at July 1, 2004	142	$28.83
Additions	11	44.23
Converted to common stock	(5)	35.81
Balance at March 31, 2005	148	$29.76

The aggregate intrinsic value of the stock units outstanding at March 31, 2005 was $2.5 million. The total intrinsic value of the stock units converted to common stock in the nine months ended March 31, 2005 and 2004 was $76 thousand and $26 thousand, respectively.

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

A summary of stock option activity and weighted average exercise prices follows:

	Options (In 000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In 000)
Outstanding, July 1, 2004	6,322	$ 34.98
Granted	939	50.07
Exercised	(554)	30.53
Forfeited	(368)	44.06
Outstanding, March 31, 2005	6,339	$ 37.08	5.76 years	$61,329
Exercisable, March 31, 2005	3,844	$ 31.92	4.16 years	$57,012

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

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine months ended March 31	2005		2004
Risk-free interest rate	3.3-4.0%		3.3-4.2%
Expected dividend yield	0.90%		0.90%
Expected option life	4-7	yrs	5-7	yrs
Expected stock price volatility	19-23%		23%
Weighted-average stock price volatility	22%		23%

The weighted-average grant date fair value of options granted during the nine months ended March 31, 2005 and 2004 was $13.30 and $13.52, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2005 and 2004 was $11.6 million and $14.4 million, respectively. As of March 31, 2005 there was $17.2 million in unrecognized compensation cost for stock options granted under the Plans. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Cash received from option exercises under all share-based payment plans for the nine months ended March 31, 2005 and 2004 was $16.9 million and $11.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4.5 million and $5.6 million, respectively for the nine months ended March 31, 2005 and 2004.

Meredith expects, from year to year, to repurchase a sufficient number of shares of stock to approximate or exceed the number of options granted annually.

9.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net earnings as well as foreign currency translation adjustments. Total comprehensive income for the three-month periods ended March 31, 2005 and 2004, was $35.2 million and $31.6 million, respectively. Total comprehensive income for the nine-month periods ended March 31, 2005 and 2004, was $87.0 million and $67.4 million, respectively.

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

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands)	2005	Restated 2004	2005	Restated 2004
Revenues
Publishing	$235,730	$230,432	$655,971	$643,958
Broadcasting	69,787	69,121	232,962	208,644
Total revenues	$305,517	$299,553	$888,933	$852,602

Operating profit
Publishing	$54,996	$51,691	$117,636	$105,923
Broadcasting	16,220	14,231	62,659	43,834
Unallocated corporate	(8,914)	(9,361)	(25,319)	(24,541)
Income from operations	$62,302	$56,561	$154,976	$125,216

Depreciation and amortization
Publishing	$2,270	$2,298	$7,031	$7,405
Broadcasting	5,886	5,543	17,201	16,663
Unallocated corporate	675	889	1,776	2,214
Total depreciation and amortization	$8,831	$8,730	$26,008	$26,282

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation (Meredith or the Company) is one of America's leading home and family publishers and a broadcaster with television stations in top markets such as Atlanta and Phoenix. Each month we reach more than 75 million American consumers through our magazines, books, custom publications, web sites, and television stations.

Meredith operates in two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. Broadcasting consists of 13 network-affiliated television stations and one radio station. In addition, we own the non-license assets and participate in a joint-sales agreement for one television station. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 74 percent of the Company's revenues in the first nine months of fiscal 2005 while broadcasting revenues totaled 26 percent.

PUBLISHING
Advertising revenues made up 47 percent of publishing's revenues in the first nine months of fiscal 2005. These revenues are generated from the sale of advertising space in the Company's magazines and on web sites. Circulation revenues accounted for 27 percent of publishing's fiscal 2005 first nine months revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and through single copy sales on newsstands. The remaining 26 percent of publishing revenues came from the sale of books and integrated marketing services as well as brand licensing and other activities. Publishing's major expense categories include production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING
Broadcasting derives almost all of its revenues-98 percent in the first nine months of fiscal 2005-from the sale of advertising. The remainder comes from television rebroadcast rights fees, network compensation, television production services, and other services. Political advertising associated with biennial election campaigns can result in cyclical increases (in odd-numbered fiscal years) in advertising revenues. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST NINE MONTHS FISCAL 2005 HIGHLIGHTS

  Revenues increased 4 percent from the prior-year period reflecting increased advertising revenues, including cyclical political advertising at the television stations, and strong growth in revenues from our integrated marketing operations.
  Both segments increased revenues and operating profits and improved their operating profit margins in the period.
  We elected to begin expensing stock options and have restated prior periods to include expense previously disclosed on a pro forma basis in the notes to our consolidated financial statements.
  Diluted earnings per share increased 32 percent to $1.69 from prior-year nine months' earnings of $1.28. The increase reflected the improved performance of both operating groups and lower interest expense.
  We generated $104.2 million in operating cash flow and spent $85.2 million to repurchase 1.7 million shares of our common stock in the nine month period.

  In November 2004, we acquired the non-license assets of KSMO-TV, the WB affiliate in Kansas City, and entered into a joint sales agreement under which we will manage the sales and certain other operations of KSMO. We will also have the opportunity to purchase the station's license assets at a later date, if allowed, under Federal Communications Commission rules. We already own KCTV, the CBS affiliate in Kansas City. In August 2004, we acquired WFLI-TV, the WB television affiliate serving Chattanooga, TN. Chattanooga is the 86th largest television market in the country, and the station serves viewers in southeast Tennessee and northwest Georgia. This station increases our presence in the Southeast, where we already own stations in Atlanta, Nashville and Greenville, SC. These acquisitions add WB stations to our affiliate mix and fit into our strategy to expand our broadcasting group portfolio, particularly focusing on duopolies and regional clusters. Our initial investment in these stations of approximately $42 million was not material.

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

Adoption of this Statement resulted in the recognition of share-based compensation expense in the current period and the restatement of prior period results. For the three months ended March 31, selling, general and administrative expenses increased by $2.7 million in both 2005 and 2004. For the nine months ended March 31, selling, general and administrative expenses increased by $7.8 million in 2005 and $8.3 million in 2004. We expect share-based compensation expense in future periods to be comparable subject to variations in the number and valuation of future share-based payments. Adoption of this Statement also resulted in the restatement of certain balance sheet amounts, primarily deferred taxes and shareholders' equity, and the reclassification of certain cash flows between operating and financing activities. See Notes 1c and 2 to the Interim Condensed Consolidated Financial Statements for additional details.

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

RESULTS OF OPERATIONS

CONSOLIDATED

Three Months ended March 31	2005	Restated 2004	Percent Change
(In thousands except per share data )
Total revenues	$305,517	$299,553	2%
Operating costs and expenses	243,215	242,992	--
Income from operations	$62,302	$56,561	10%
Net earnings	$35,228	$31,234	13%
Diluted earnings per share	$0.69	$0.60	15%

Nine Months ended March 31	2005	Restated 2004	Percent Change
(In thousands except per share data)
Total revenues	$888,933	$852,602	4%
Operating costs and expenses	733,957	727,386	1%
Income from operations	$154,976	$125,216	24%
Earnings before cumulative effect of change in accounting principle	$85,967	$66,281	30%
Net earnings	$86,860	$66,281	31%
Diluted earnings per share before cumulative effect of change in accounting principle	$1.67	$1.28	30%
Diluted earnings per share	$1.69	$1.28	32%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments followed by an analysis of the consolidated results of operations for the quarter and nine months ended March 31, 2005 compared with the respective prior-year periods. This commentary should be read in conjunction with the condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

PUBLISHING
Publishing operating results were as follows:

Three months ended March 31	2005	Restated 2004	Percent Change
(In thousands)
Advertising revenues	$110,299	$114,222	(3)%
Circulation revenues	64,962	62,962	3%
Other revenues	60,469	53,248	14%
Total revenues	235,730	230,432	2%
Operating costs	180,734	178,741	1%
Operating profit	$54,996	$51,691	6%

Nine months ended March 31	2005	Restated 2004	Percent Change
(In thousands)
Advertising revenues	$307,149	$307,381	--
Circulation revenues	179,049	183,113	(2)%
Other revenues	169,773	153,464	11%
Total revenues	655,971	643,958	2%
Operating costs	538,335	538,035	--
Operating profit	$117,636	$105,923	11%

Revenues
Publishing revenues increased 2 percent in the third quarter compared with the prior-year quarter as a result of higher revenues from our Integrated Marketing operations and higher circulation revenues. These increases were partially offset by lower advertising revenues. In the first nine months of fiscal 2005 revenues increased 2 percent compared with the prior-year period due to strong growth in revenues from our Integrated Marketing operations as well as higher licensing revenues. Lower revenues from magazine circulation and the sale of books partially offset those increases.

Publishing advertising revenues declined 3 percent in the third quarter and were down slightly in the first nine months of fiscal 2005. The decline in the quarter was attributable to the sale of fewer advertising pages at most of our titles which was partially offset by higher average revenue per page at our mid-sized titles. In the nine months ended March 31, 2005, higher Internet advertising revenues nearly offset a slight decline in magazine advertising revenues. The slight decline in magazine advertising resulted from a low-single digit percentage decline in advertising pages sold that was nearly offset by higher average revenues per page.

Magazine circulation revenues increased 3 percent in the third quarter versus the comparable prior-year quarter due to higher newsstand sales resulting from an increase in the number of Special Interest Publications on sale in the quarter. Subscription revenues were down in the low single digits on a percentage basis in the third quarter.

Magazine circulation revenues declined 2 percent in the nine-month period reflecting lower subscription revenues. Newsstand revenues were up slightly in the nine-month period.

The decline in subscription revenues in both periods reflected lower average subscription revenues per copy for several titles, due to an increase in the subscription term of direct mail offers. Our strategy is to increase the circulation contribution, which on a percentage basis was up in the mid-teens in the quarter and up in the high-single digits in the nine-month period, by increasing the term of direct mail offers which lowers costs.

Other publishing revenues increased 14 percent from the prior-year third quarter and were up 11 percent in the nine-month period primarily reflecting strong new business growth in Meredith Integrated Marketing which offers integrated promotional, relationship and direct marketing capabilities for corporate customers. An increase in revenues from licensing activities also contributed to the revenue growth. Book revenues declined in the low-single digits on a percentage basis in the third quarter and were down approximately 10 percent in the nine month period due to lower revenues from new title sales in these time periods compared to the prior year. Lower book returns partially offset the sales decline in both periods.

Operating Costs
Publishing operating costs increased slightly in both the quarter and the nine months ended March 31, 2005 from the comparable prior-year periods. The increase in third quarter costs primarily reflected higher product costs associated with the growth in our integrated marketing operations and higher paper prices. Average paper prices were up in the mid-single digits on a percentage basis in the quarter. These costs increases were partially offset by lower magazine subscription acquisition costs and lower book product costs. In the nine month period, higher integrated marketing product costs, higher paper prices and higher employee compensation costs were nearly offset by lower magazine subscription acquisition costs and volume-related decreases in magazine production and distribution costs resulting from fewer advertising pages sold. Paper prices were up in the low-to-mid single digits on a percentage basis in the nine-month period compared to the prior-year period. Employee compensation costs were up as a result of higher staff levels primarily to support the growth in the integrated marketing business and higher compensation levels due to annual merit increases. The decline in magazine subscription acquisition costs in both periods resulted from a shift to more profitable direct-to-publisher sources. Throughout the fiscal year, we also maintained disciplined expense management.

Operating Profit
Publishing operating profit increased 6 percent in the quarter and 11 percent in the nine-month period. The primary factors in the growth were higher magazine circulation contribution and increased profits from integrated marketing operations and our special interest publications. In the nine-month period lower operating profits from book sales partially offset the improvements.

BROADCASTING
Broadcasting operating results were as follows:

Three months ended March 31	2005	Restated 2004	Percent Change
(In thousands)
Non-political advertising revenues	$68,216	$65,600	4%
Political advertising revenues	104	1,665	(94)%
Other revenues	1,467	1,856	(21)%
Total revenues	69,787	69,121	1%
Operating costs	53,567	54,890	(2)%
Operating profit	$16,220	$14,231	14%

Nine months ended March 31	2005	Restated 2004	Percent Change
(In thousands)
Non-political advertising revenues	$209,799	$201,046	4%
Political advertising revenues	18,683	2,459	NM
Other revenues	4,480	5,139	(13)%
Total revenues	232,962	208,644	12%
Operating costs	170,303	164,810	3%
Operating profit	$62,659	$43,834	43%
NM-Not meaningful

Revenues
Broadcasting revenues increased 1 percent in the third quarter of fiscal 2005 compared with the prior-year quarter. The primary factors affecting revenues in the quarter were the addition of $2.3 million in revenues from new properties (primarily the WB affiliates in Kansas City and Chattanooga, TN) offset by the loss of $1.6 million in political advertising and $1.6 million in revenues associated with the Super Bowl. In the current year the Super Bowl was broadcast by our 4 FOX affiliates compared with the prior year when our 6 CBS affiliates, generally in larger markets, carried the game.

Broadcasting revenues increased 12 percent in the first nine months of fiscal 2005 compared with the respective prior-year period. Net political advertising revenues totaled $18.7 million in the current nine-month period, up from $2.5 million in the comparable prior year period. The fluctuations in political advertising revenues at our stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising and therefore the revenues are not entirely incremental. Non-political advertising revenues increased 4 percent in the nine-month period reflecting the addition of revenues from new properties and growth from comparable stations.

Operating Costs
Operating costs declined 2 percent in the quarter and were up 3 percent in the first nine months of fiscal 2005 compared with the respective prior-year periods. One factor affecting costs in both periods was the addition of the new properties. On a comparable basis, costs declined 7 percent in the quarter and were flat in the nine-month period. Comparable costs included lower employee compensation and program rights amortization expenses in the current periods. In the nine month period these declines were offset by higher spending on advertising and promotion.

Operating Profit
Broadcasting operating profit increased 14 percent in the third quarter largely due to lower operating costs at the comparable stations. Operating profit increased 43 percent in the first nine months of fiscal 2005 mostly as a result of the increase in advertising revenues.

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

Three months ended March 31	2005	Restated 2004
(In thousands)
Revenues	$69,787	$69,121
Operating profit	$16,220	$14,231
Depreciation and amortization	5,886	5,543
EBITDA	$22,106	$19,774
EBITDA margin	31.7%	28.6%

Nine months ended March 31	2005	Restated 2004
(In thousands)
Revenues	$232,962	$208,644
Operating profit	$62,659	$43,834
Depreciation and amortization	17,201	16,663
EBITDA	$79,860	$60,497
EBITDA margin	34.3%	29.0%

UNALLOCATED CORPORATE EXPENSES
Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

	2005	Restated 2004	Percent Change
(In thousands)
Three months ended March 31	$8,914	$9,361	(5)%
Nine months ended March 31	$25,319	$24,541	3%

Unallocated corporate expenses declined 5 percent in the third quarter compared with the prior year quarter due to lower legal and charitable contribution expenses. In the first nine months of fiscal 2005 unallocated corporate expenses increased 3 percent primarily from increased legal and employee medical insurance benefit expenses as well as higher rent expense resulting from rent escalation clauses on our office space in New York City.

CONSOLIDATED

Consolidated Operating Costs and Expenses
Consolidated operating costs and expenses were as follows:

Three months ended March 31	2005	Restated 2004	Percent Change
(In thousands)
Production, distribution and editorial	$136,699	$132,700	3%
Selling, general and administrative	97,685	101,562	(4)%
Depreciation and amortization	8,831	8,730	1%
Total operating costs and expenses	$243,215	$242,992	--

Nine months ended March 31	2005	Restated 2004	Percent Change
(In thousands)
Production, distribution and editorial	$389,288	$377,470	3%
Selling, general and administrative	318,661	323,634	(2)%
Depreciation and amortization	26,008	26,282	(1)%
Total operating costs and expenses	$733,957	$727,386	1%

Production, distribution and editorial expenses increased 3 percent in the third quarter compared to the prior-year third quarter reflecting a volume-related increase in production costs for integrated marketing projects and higher paper prices. Production, distribution and editorial expenses also increased 3 percent in the nine-month period reflecting a volume-related increase in production costs for integrated marketing projects, higher publishing editorial costs and higher broadcasting spending for news and sports programming. The increase in publishing editorial costs primarily reflected higher employee compensation costs related to increased staff levels in our integrated marketing operations. These cost increases were partially offset by lower broadcasting program rights amortization expense and a volume-related decline in magazine production and distribution costs.

Selling, general and administrative expenses decreased 4 percent from the prior third quarter and were down 2 percent in the nine-month period. The declines resulted from lower magazine subscription acquisition costs and disciplined expense management. In the nine month period increased spending for employee compensation costs and higher legal, rent and employee benefit expenses partially offset the declines.

Depreciation and amortization expenses showed little variation in either the quarter or the nine month period.

Income from Operations
Income from operations increased 10 percent in the third quarter and 24 percent in the first nine months of fiscal 2005 as a result of higher revenues and operating margins in both of our business segments.

Net Interest Expense
Net interest expense was $4.8 million in the fiscal 2005 third quarter compared with expense of $5.6 million in the prior-year quarter. In the nine months ended March 31, 2005, net interest expense was $14.7 million versus $17.1 million in the comparable prior-year period. Average long-term debt outstanding was $290 million in the current third quarter and $297 million in the current nine month period compared with $313 million in the prior third quarter and $336 million in the first nine months of fiscal 2004.

Interest expense in the prior-year periods included the effects of interest rate swap contracts. We had entered into interest rate swap contracts to effectively convert a substantial portion of our variable rate debt to fixed rate debt. The net cash disbursements related to these contracts were included in interest expense. In addition, certain interest rate swap contracts had previously been deemed ineffective and dedesignated as hedge contracts. Subsequent to the discontinuation of hedge accounting, changes in the fair market value of the affected interest rate swap contracts were recorded as interest expense. The net effect of the swap contracts was an increase in interest expense of $0.4 million in the third quarter and $1.4 million in the first nine months of fiscal 2004. All of our interest rate swap contracts expired in June 2004.

Income Taxes
Our effective tax rate was 38.7 percent in all periods.

Earnings and Earnings per Share
Net earnings were $35.2 million ($0.69 per diluted share) in the quarter ended March 31, 2005, up 13 percent from $31.2 million ($0.60 per diluted share) in the comparable prior-year quarter. In the nine months ended March 31, 2005, earnings before the cumulative effect of a change in accounting principle were $86.0 million ($1.67 per diluted share), an increase of 30 percent from prior-year nine month net earnings of $66.3 million ($1.28 per diluted share). The improvements reflected higher segment operating profits and lower interest expense. Net earnings in the nine months ended March 31, 2005 were $86.9 million ($1.69 per diluted share) including the cumulative effect of a change in accounting principle related to an adjustment for anticipated forfeitures of share-based compensation awards. Average basic and diluted shares outstanding decreased slightly in both the quarter and nine-month period as a result of our ongoing share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended March 31	2005	Restated 2004	Percent Change
(In thousands)
Net earnings	$86,860	$66,281	31%
Cash flows from operations	$104,247	$96,747	8%
Cash flows used by investing	$(47,415)	$(17,400)	(173)%
Cash flows used by financing	$(112,941)	$(91,566)	(23)%
Net decrease in cash and cash equivalents	$(56,109)	$(12,219)	(359)%

OVERVIEW
Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from third-party financing agreements to provide sufficient funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, cash dividends and share repurchases) into the foreseeable future. We have up to $205 million available under current credit agreements. These credit agreements also allow us to request an increase of up to another $150 million. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH
Cash and cash equivalents decreased $56.1 million in the first nine months of fiscal 2005; they decreased $12.2 million in the comparable period of fiscal 2004. In both periods, net cash provided by operating activities was used for purchases of Company stock, capital investments, debt repayments and dividends. In the current period, cash was also used for acquisitions.

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

Cash provided by operating activities totaled $104.2 million in the first nine months of fiscal 2005 compared with $96.7 million in first nine months of fiscal 2004. The largest factors in the growth were increased cash received from advertising and integrated marketing sales and lower interest and pension payments. These increases were partially offset by a reduction in cash received from magazine circulation sales as well as increased cash spending for employee compensation costs and income taxes.

Investing activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses, investments, and additions to property, plant and equipment.

Net cash used by investing activities increased from $17.4 million in the first nine months of fiscal 2004 to $47.4 million in the current period. The increase primarily reflected the use of cash for broadcasting acquisitions in the current period.

Financing activities
Financing cash inflows generally include borrowings under debt agreements, proceeds from common stock issued for stock option exercises and for our Employee Stock Purchase Plan and excess tax benefits from share-based payments. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $112.9 million in the nine months ended March 31, 2005, compared with $91.6 million in the nine months ended March 31, 2004. The increased use of cash reflected higher spending for purchases of Company stock and dividend payments in the current period. This was partially offset by a reduction in net debt repayments and increased proceeds from common stock issued

Long-term debt
At March 31, 2005, long-term debt outstanding totaled $270 million. The debt consists of $225 million in fixed-rate unsecured senior notes and $45 million under an asset-backed commercial paper facility. $125 million of this debt is due in the next 12 months. We expect to repay this debt with cash on hand and credit available under current credit agreements. The weighted average effective interest rate for the fixed-rate notes is 6.57 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 2.97 percent in March 2005. The asset-backed commercial paper facility has a capacity of up to $100 million and renews annually until April 9, 2007, the facility termination date. We also have up to $150 million in credit available under a revolving credit facility with an option to request up to another $150 million. It expires on November 12, 2009.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at March 31, 2005 and expects to remain so in the future.

Contractual obligations
Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended June 30, 2004. As of March 31, 2005, there had been no material changes in our contractual obligations from June 30, 2004.

Share repurchase program
As part of our ongoing share repurchase program, we spent $85.2 million in the first nine months of fiscal 2005 to repurchase an aggregate of 1.7 million shares of Meredith Corporation common stock at then current market prices. We spent $23.5 million to repurchase 482,000 shares in the first nine months of fiscal 2004. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. As of March 31, 2005, approximately 2.4 million shares were authorized for future repurchase, including a 2 million share repurchase authorization approved by the Board of Directors in January 2005. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Purchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2005.

Dividends
Dividends paid in the first nine months of fiscal 2005 totaled $18.9 million, or 38 cents per share, compared with dividend payments of $15.6 million, or 31 cents per share, in the comparable fiscal 2004 period. In January 2005 the Board of Directors increased the quarterly dividend 17 percent, or 2 cents per share, to 14 cents per share effective with the dividend paid on March 15, 2005. Based on the current number of shares outstanding, this will result in additional dividend payments of approximately $4 million annually.

Capital expenditures
Spending for property, plant, and equipment totaled $17.4 million in the first nine months of fiscal 2005 compared with prior-year spending of $16.7 million in the same period. The slight increase reflected higher spending for equipment at newly acquired broadcasting stations net of lower spending for information technology systems and equipment in the current period. We expect to spend approximately $20 million in fiscal 2005 to 2007 for a new facility for our television station in Hartford. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES
Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2004. As of March 31, 2005, the Company's critical accounting policies discussed in our Annual Report had not changed from June 30, 2004. The adoption of SFAS No. 123 (revised December 2004), which requires us to recognize expense for share-based payments, introduces a new accounting policy that requires management to make estimates and assumptions that affect the amounts reported in our financial statements. We now consider this to be a critical accounting policy.

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

OUTLOOK
The following statements reflect our current expectations for the fourth quarter and all of fiscal 2005.

For the fourth quarter of fiscal 2005, Publishing advertising revenue is expected to increase in the mid-single digits, and Broadcast pacings, which are a snapshot in time and change frequently, are currently up in the low-single digits compared with the prior year.

Meredith expects earnings per share will approximate $0.83 for the fourth quarter of fiscal 2005, representing a 15 percent increase from the $0.72 the Company earned in the prior-year quarter. These results include investment spending in Publishing to launch Meredith Hispanic Ventures, incremental direct mail investment and a mid-teen increase in paper prices compared with the prior-year fourth quarter.

The Company anticipates earnings per share will approximate $2.50 for all of fiscal 2005, representing a 25 percent increase from the $2.00 the Company earned in fiscal 2004.

We may update financial guidance periodically during the fiscal year through our quarterly earnings releases or through management presentations to industry, investor, and investment analyst groups. Copies of our quarterly earnings releases are available on our website (www.meredith.com) in the Investor Information section. Copies of the text of management presentations that may contain material non-public information are also posted on our website, typically for one week following the presentation. Copies of both earnings releases and such management presentations are also furnished to the Securities and Exchange Commission on Form 8-K and can be accessed through their website (www.sec.gov). The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Long-term debt
At March 31, 2005, Meredith had outstanding $225 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $230.1 million from $228.1 million at March 31, 2005.

Meredith also had $45 million in variable-rate long term debt outstanding at March 31, 2005. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would have no material effect on annual interest expense at March 31, 2005.

Broadcast rights payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2004.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting in the quarter ended March 31, 2005.

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and class B stock during the quarter ended March 31, 2005.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
January 1 to January 31, 2005	298,776	51.52	298,776	2,817,455
February 1 to February 28, 2005	267,656	47.51	267,656	2,549,799
March 1 to March 31, 2005 *	169,541	46.78	169,541	2,380,258
Total	735,973	48.97	735,973	2,380,258
[1]

Column (a), Total number of shares purchased, includes the following purchases of Class B stock:  1,722 shares in January 2005 and the following shares withheld to pay taxes upon the exercise of stock options:  8,980 in January 2005, 68 in February 2005 and 6,828 in March 2005.

In February 2004, Meredith announced the Board of Directors had authorized the repurchase of up to 2 million additional shares of the Company's stock through public and private transactions.

In January 2005, Meredith announced the Board of Directors had authorized the repurchase of up to 2 million additional shares of the Company's stock through public and private transactions.

*  Excludes 40,000 shares at an average price of $46.80 for which purchase orders were entered prior to March 31, 2005 as part of our ongoing share repurchase program, but as to which settlement occurred subsequent to the end of the quarter.

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

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 26, 2005

INDEX TO EXHIBITS

Exhibit Number	Item

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HIGHLIGHTS

Financial Data:
Balance Sheets
Statement of Earnings
Statement of Shareholders' Equity
Statement of Cash Flows
Notes
Management's Discussion and Analysis
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures

Index to Exhibits