Form 10-K
period 2005-06-30
MEREDITH CORP
filed 2005-09-12
CIK 65011

Click here for TABLE OF CONTENTS / Click here for HIGHLIGHTS

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005	Commission file number 1-5128

MEREDITH CORPORATION (Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-0410230 (I.R.S. Employer Identification No.)
1716 Locust Street, Des Moines, Iowa (Address of principal executive offices)	50309-3023 (ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class Common Stock, par value $1	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
Title of class Class B Stock, par value $1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes [X]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [X]

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2004, was $2,052,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2005
Common shares	39,728,133
Class B shares	9,591,539
Total common and class B shares	49,319,672

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2005, are incorporated by reference in Part III to the extent described therein.

PART I

ITEM 1.  BUSINESS

GENERAL

Meredith Corporation, one of the nation's leading media and marketing companies, is engaged in magazine and book publishing, television broadcasting, integrated marketing, and interactive media. Virtually all of the Company's revenues are generated in the United States and all of the assets reside within the United States.

The Company was founded by Edwin Thomas Meredith in 1902 as an agricultural publisher and incorporated in Iowa in 1905. Meredith Corporation became public in 1946 and entered the television broadcasting business in 1948. It has been listed on the New York Stock Exchange since 1965 and currently has approximately 50 million shares of common and class B stock outstanding. The Company had 2,706 employees (including 120 part-time employees) at June 30, 2005.

Meredith's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company's website at www.meredith.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of the Company's annual report to shareholders, including Form 10-K, will be made available, free of charge, upon written request.

The Company has two operating segments: publishing and broadcasting. Financial information about industry segments can be found in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8-Financial Statements and Supplementary Data under Note 18. These segments had no material expenses for research and development during the past three fiscal years.

The publishing segment focuses on the home and family market. It is a leading publisher of magazines serving women. Twenty subscription magazines, including Better Homes and Gardens, Ladies' Home Journal, and American Baby, and approximately 200 special interest publications were published in fiscal 2005. The publishing segment also consists of book publishing with approximately 350 books in print; integrated marketing relationships with some of America's leading companies; a large consumer database; an extensive Internet presence, including 24 web sites and strategic alliances with leading Internet destinations; brand licensing relationships; and other related operations.

The broadcasting segment includes the operations of 14 network-affiliated television stations located across the continental United States and one AM radio station. The television stations consist of six CBS affiliates, four FOX affiliates, two WB affiliates, one NBC affiliate, and one UPN affiliate.

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

BUSINESS DEVELOPMENTS

In January 2005, Meredith announced the launch of its first lifestyle and shelter publication aimed at the growing marketplace of Hispanic women and homeowners. The magazine will be titled Siempre Mujer and will premiere in fall 2005 on a bi-monthly basis with an initial rate base of 350,000.

In May 2005, the Company announced plans to acquire Parents, Family Circle, Fitness, Child, and Ser Padres magazines from Gruner + Jahr Printing and Publishing Co. for $350 million. The acquisition closed on July 1, 2005.

Parents, founded in 1926, is published 12 times annually with a current rate base of 2.2 million. It generated 1,467 advertising pages in calendar 2004, according to Publishers Information Bureau (PIB). Two special interest publications are also published under the Parents Media Group banner.

Family Circle, founded in 1932, is published 15 times annually with a current rate base of 4.2 million. It generated 1,372 advertising pages in calendar 2004, according to PIB.

Fitness, launched in 1983, is published 12 times annually with a current rate base of 1.5 million. It generated 1,002 advertising pages in calendar 2004, according to PIB.

Child, started in 1986, is published 10 times annually with a current rate base of approximately 1 million. It generated 1,023 advertising pages in calendar 2004, according to PIB.

Ser Padres is a Spanish-language publication. It is published 6 times annually with a current distribution base of 500,000.

As a result of the acquisition, Meredith titles reach more than 75 million American women according to Mediamark Research Inc. (MRI) and internal Company estimates for special interest publications, giving Meredith the largest female reach in the magazine industry. Meredith titles will have a combined circulation approaching 30 million, making it the second-largest consumer magazine publisher in the United States, according to data gathered from the Audit Bureau of Circulations (ABC) and BPA Worldwide. The acquisition also helps implement Meredith's previously articulated corporate strategies, especially its initiative to attract younger women readers to Meredith magazines. Meredith's advertising pages are expected to increase 60 percent to nearly 13,000 annually, as measured by PIB, and Meredith Publishing Group revenues are expected to increase approximately $300 million to more than $1.2 billion, a gain of 33 percent. The acquisition is expected to be modestly accretive to earnings per share.

DESCRIPTION OF BUSINESS

Publishing

Publishing represented 74 percent of the Company's consolidated revenues in fiscal 2005. Better Homes and Gardens magazine, the Company's flagship, accounts for a significant percentage of revenues and operating profit of the publishing segment and the Company.

Magazines

Information for major subscription magazine titles as of June 30, 2005 follows:

Title	Description	Frequency	Year-end Rate Base(1)

Better Homes and Gardens	Home and women's service	Monthly	7,600,000

Ladies' Home Journal	Women's service	Monthly	4,100,000

American Baby	Parenting	Monthly	2,000,000

Country Home	Home decorating	10x/year	1,250,000

MORE	Women's lifestyle (age 40+)	10x/year	1,000,000

Traditional Home	Home decorating	8x/year	950,000

Midwest Living	Travel and lifestyle	6x/year	925,000

(1)  Rate base is the circulation guaranteed to advertisers. Actual circulation for most of the Company's titles is tracked by the Audit Bureau of Circulations, which issues periodic statements for audited magazines.

Meredith's other subscription magazines include Successful Farming, WOOD, American Patchwork & Quilting, and Country Gardens.

Additionally the Company publishes a group of Special Interest Publications, primarily under the Better Homes and Gardens and Creative Collection banners, that are issued from one to six times a year and primarily sold on newsstands. A limited number of subscriptions are also sold to certain of our Special Interest Publications. Titles published quarterly or every other month include Beautiful Homes; Bedroom & Bath; Creative Home; Decorating; Diabetic Living; Do It Yourself; Garden, Deck & Landscape; Garden Ideas & Outdoor Living; Kitchen and Bath Ideas; 100 Ideas series; Paint Décor; Remodeling Ideas; Renovation Style; Scrapbooks etc.; Simply Perfect Kids Rooms; and Window & Wall Ideas. The Company also publishes a number of Hispanic special interest titles under the American Baby brand including Espera, 12 Meses, and Healthy Kids En Español. In fiscal 2005, over 200 special interest titles were published.

Meredith Interactive Media has extended many of the Company's magazine brands to the Internet. The flagship home and family site-bhg.com-is a leader in providing unique content and applications in its core content areas of decorating, food, home improvement, and remodeling. The Company has established multi-year alliance agreements with two of the leading Internet providers, driving additional traffic to the Company's sites. These web sites are additional sources of advertising and other revenues; and a means to reduce cost through online magazine subscription orders.

Advertising

Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith's larger magazines offer different regional and demographic editions that contain the same basic editorial material but allow advertisers to customize their message to markets or specific audiences. The Company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted pages). Most of the publishing segment's advertising revenues are derived from run-of-press display advertising. Meredith Corporate Sales and Marketing brings together all of the Company's resources to create multi-platform marketing programs that meet each client's unique advertising and promotional requirements.

Circulation

Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the Internet, and other means are Meredith's largest source of circulation revenues. All of the Company's subscription magazines except Successful Farming and American Baby are also sold by single copy as well. Single copies sold on newsstands are distributed through magazine wholesalers, who have the right to receive credit from the Company for magazines that retailers return to them.

Other

Other revenues are derived from book sales, integrated marketing, other custom publishing projects, ancillary products and services, and brand licensing agreements.

The Company publishes and markets approximately 350 books directed primarily to the home, family and children markets. They are published under the Better Homes and Gardens trademark and under the licensed trademarks such as The Home Depot® books and Scotts Miracle Gro® books. Meredith also published books based on properties of the HGTV Home and Garden Television®, Food Network®, and Discovery Channel® cable networks in fiscal 2005. The Company's books are sold through retail book and specialty stores, mass merchandisers, and other channels. During fiscal 2005, over 150 new or revised titles were published.

Meredith Integrated Marketing, which offers integrated promotional, database management, relationship and direct marketing capabilities for corporate customers, and Meredith's consumer database, which can make approximately 80 million names available to magazine and television advertisers, are important because they provide revenue sources that are independent of advertising and circulation. Fiscal 2005 clients included DIRECTV, Nestlé, DaimlerChrysler, Carnival Cruise Lines, Publix and Hyundai.

Production and Delivery

The major raw materials essential to the publishing segment are coated publication and book-grade papers. Meredith directly purchases all of the paper for its magazine production and most of the paper for its book production. Average paper prices increased approximately 6 percent in fiscal 2005 from fiscal 2004. The price of paper is driven by overall market conditions and is therefore difficult to predict, but management anticipates paper prices will rise over the next year due to tight supplies and growing demand. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements.

Meredith has printing contracts with several major domestic printers for all of its magazine titles. The Company has a contract with a major U.S. printer for the majority of its book titles. Other titles are manufactured on a title-by-title basis by either domestic or foreign printers.

Because of the large volume of magazine and subscription promotion mailings, postage is a significant expense to the publishing segment. The Company continually seeks the most economical and effective methods for mail delivery, including cost-saving measures such as pre-sorting and drop-shipping to central postal centers. The United States Postal Service has proposed a rate increase that would be effective early in calendar year 2006. If approved, the increase will raise costs between 5 and 6 percent. Meredith continues to work with others in the industry and through trade organizations to encourage the Postal Service to implement efficiencies and contain rate increases. The Company cannot, however, predict future changes in the Postal Service and postal rates or the impact they will have on its publishing business.

Paper, printing, and postage costs accounted for approximately 44 percent of the publishing segment's fiscal 2005 operating expenses.

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

Broadcasting

Broadcasting represented 26 percent of Meredith's consolidated revenues in fiscal 2005. Pertinent information about the Company's television stations owned or operated at June 30, 2005 follows:

Station, Market	DMA National Rank (1)	Network Affiliation	Analog Channel	DTV Channel	Expiration Date of FCC License	Average Audience Share (2)

WGCL-TV Atlanta, GA	9	CBS	46	19	4-1-2005 (3)	6.3%
KPHO-TV Phoenix, AZ	14	CBS	5	17	10-1-2006	8.7%
KPTV Portland, OR	23	FOX	12	30	2-1-2007	8.7%
KPDX-TV Portland, OR	23	UPN	49	48	2-1-2007	3.7%
WFSB-TV Hartford, CT New Haven, CT	28	CBS	3	33	4-1-2007	14.3%
WSMV-TV Nashville, TN	30	NBC	4	10	8-1-2005 (3)	13.7%
KCTV Kansas City, MO	31	CBS	5	24	2-1-2006	14.7%
KSMO-TV (4) Kansas City, MO)	31	WB	62	47	NA	3.3%
Kansas City, MO
WHNS-TV Greenville, SC Spartanburg, SC Asheville, NC	35	FOX	21	57	12-1-2004 (3)	7.0%
KVVU-TV Las Vegas, NV	48	FOX	5	9	10-1-2006	6.7%
WNEM-TV Flint, MI Saginaw, MI Bay City, MI	65	CBS	5	22	10-1-2005 (3)	17.7%
WFLI-TV Chattanooga, TN	86	WB	53	42	8-1-2005 (3)	0.7%
WSHM-LP Springfield, MA Holyoke, MA	108	CBS	67	NA	4-1-2007	10.0%
KFXO-CA Bend, OR	196	FOX	39	NA	2-1-2007	6.0%

 -8

(1)	Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2005-2006 DMA ranking.
(2)

Average audience share represents the estimated percentage of households using television tuned to the station. The percentages shown reflect the average total day shares (9:00 a.m. to midnight) for the November 2004, February 2005, and May 2005 measurement periods.

(3)	Renewal application pending. Under FCC rules, a license automatically is extended pending FCC processing and granting of the renewal application.
(4)	KSMO-TV is operated under a joint sales agreement. The station's license assets are not owned by Meredith.
NA	Not applicable

In August 2004, Meredith acquired WFLI-TV, the WB television affiliate in Chattanooga, TN.

In November 2004, Meredith acquired the non-license assets of KSMO-TV, the WB affiliate in Kansas City, and entered into a joint sales agreement under which the Company manages the sales and certain other operations of KSMO. Meredith also has asked the Federal Communications Commission for a waiver of its duopoly rules to allow Meredith to purchase the station's license assets and acquire the station's license. The Company already owns KCTV, the CBS affiliate in Kansas City.

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

Typically 30 to 40 percent of a market's television advertising revenues is generated by local news on major network-affiliated stations. The Company's stations are continually working to improve their news operations and ratings.

The national network affiliations of Meredith's 14 television stations influence advertising rates. Generally a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs. In some instances, the network compensates the local stations in accordance with the television station's network affiliation agreement. Conversely, affiliated stations make payments to the network for certain specified programming such as professional football. As a standard practice, the FOX, UPN and WB networks make no cash payments to affiliates. The Company's FOX affiliates, however, pay the FOX network for additional advertising spots in prime-time programming. Network compensation has declined gradually at most stations over the past several years. This industry trend is expected to result in the eventual elimination of network compensation. Revenues from network affiliation agreements are not material to Meredith.

The Company's six CBS affiliates have agreements that expire from April 2006 to December 2011. Meredith's affiliation agreements for its four FOX-affiliated stations expire in June 2007. The Company's Nashville station has an affiliation agreement with NBC that expires in December 2013, the Portland UPN affiliation agreement expires in August 2010, and the Chattanooga WB affiliation agreement expires in April 2007. While Meredith's relations with the networks historically have been good, the Company can make no assurances these relationships will continue in the same manner over time.

The costs of locally produced and purchased syndicated programming are significant. Syndicated programming costs are based largely on demand from stations in the market and can fluctuate significantly. The Company has been emphasizing its locally produced news and entertainment programming, not only to attract advertisers but also to gain greater control of content and costs. Changes in Federal Communication Commission (FCC) regulations (see "Regulation") may lead to increased ownership consolidation, which in turn could affect local market competition for syndicated programming and lead to higher costs.

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

In early 2003, Congress enacted a national television ownership cap that limits one entity to ownership of an unlimited number of television stations, provided that these stations do not reach more than 39 percent of U.S. television households. As of June 30, 2005, the Company's television household coverage was less than eight percent (per the FCC calculation method).

In June 2003, the FCC adopted several significant changes to its media ownership restrictions. These changes largely eased restrictions on the combination of television stations, radio stations, and newspapers that a single entity can own in a local market. In September 2003, a federal appeals court issued an order staying the effective date of these new media ownership regulations. In June 2004, the same court issued a decision remanding certain aspects of the FCC's June 2003 media ownership decision to the FCC for further proceedings and continuing to stay the effective date of the new regulations. In June 2005, the U.S. Supreme Court declined to review the appellate court's decision. The Company anticipates that the FCC will initiate one or more new proceedings concerning its media ownership restrictions within the next year. The Company cannot predict when or how these matters eventually will be resolved.

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

The FCC is implementing the transition to digital television (DTV) broadcast service and digital radio broadcast service. DTV technology permits television stations to transmit video images with a higher resolution than that of existing analog signals, and it also permits broadcasters to transmit multiple video program streams and ancillary data services. All of the Company's television stations with the exception of WSHM and KFXO, which are low-power stations and therefore not subject to these requirements, are currently transmitting DTV signals on their assigned second channels. The Company's radio station, WNEM-AM, does not transmit a digital radio signal at this time.

At the end of the DTV transition period, television stations will be required to transmit exclusively in the DTV format. The Communications Act directs the FCC to complete the transition to DTV on a market-by-market basis by the end of 2006 or when 85 percent of viewers can receive a DTV signal, whichever is later. The FCC has not yet issued final regulations governing certain aspects of DTV operation, including how cable and satellite television providers should carry DTV signals and to what extent DTV stations should be subject to additional public interest obligations. In addition, Congress is considering altering certain existing transition rules, including the deadline for completion of the DTV transition.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one-year terms of office each November and may be re-elected. These are the current executive officers of the Company:

William T. Kerr
Chairman and Chief Executive Officer (1998-present) and a director of the Company since 1994. Formerly President and Chief Executive Officer (1997-1998), President and Chief Operating Officer (1994-1997), President-Magazine Group and Executive Vice President (1991-1994). Age 64.

Stephen M. Lacy
President and Chief Operating Officer (2004-present) and a director of the Company since 2004. Formerly President-Publishing Group (2000-2004), President-Interactive and Integrated Marketing Group (2000), Vice President-Chief Financial Officer (1998-2000). Age 51.

John H. (Jack) Griffin, Jr.
President-Publishing Group (2004-present). Formerly President-Magazine Group (2003-2004). From 1999 to 2003, Mr. Griffin served as President of Parade Publications, Inc. and Publisher of Parade magazine. Mr. Griffin spent five years with Meredith prior to joining Parade Publications. He served in a number of sales and marketing roles, including General Manager of Meredith Integrated Marketing and Meredith Custom Publishing and Vice President of Marketing for the Meredith Broadcasting Group. Age 45.

Paul A. Karpowicz
President-Broadcasting Group (effective February 2005). Prior to joining Meredith, Mr. Karpowicz had worked for LIN Television Corporation for 16 years, most recently serving as Vice President Television for LIN's 23 properties in 14 markets since 1994. Mr. Karpowicz also served on LIN's Board of Directors from 1999 to 2005. Age 52.

Suku V. Radia
Vice President-Chief Financial Officer (2000-present). Age 54.

John S. Zieser
Vice President-Corporate Development/General Counsel and Secretary (2004-present). Formerly Vice President-Corporate and Employee Services/General Counsel and Secretary (2002-2004), Vice President-General Counsel and Secretary (1999-2002). Age 46.

ITEM 2.  PROPERTIES

Meredith is headquartered in Des Moines, Iowa. The Company owns buildings at 1716 and 1615 Locust Street and is the sole occupant of these buildings. These facilities are adequate for their intended use.

The publishing segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue in New York City. The New York facility is used primarily as an advertising sales office for all Meredith magazines and as headquarters for Ladies' Home Journal, MORE, and the American Baby Group properties. The publishing segment also maintains leased offices in Chicago, Detroit, Los Angeles and several other cities. These offices are adequate for their intended use.

The broadcasting segment operates from facilities in the following locations: Atlanta, GA; Phoenix, AZ; Portland, OR; Hartford, CT; Nashville, TN; Fairway, KS; Greenville, SC; Asheville, NC; Henderson, NV; Flint, MI; Saginaw, MI; Chattanooga, TN; and Bend, OR. All of these properties are adequate for their intended use. The properties in Asheville, Flint, Chattanooga and Bend are leased while the other properties are owned by the Company. Each of the broadcast stations also maintains an owned or leased transmitter site.

ITEM 3.  LEGAL PROCEEDINGS

There are various legal proceedings pending against the Company arising from the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of shareholders since the Company's last annual meeting held on November 8, 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, DIVIDENDS AND HOLDERS

The principal market for trading Meredith's common stock is the New York Stock Exchange (trading symbol MDP). There is no separate public trading market for Meredith's class B stock, which is convertible share for share at any time into common stock. Holders of both classes of stock receive equal dividends per share.

The range of trading prices for the Company's common stock and the dividends paid during each quarter of the past two fiscal years are presented below.

	High	Low	Dividends
Fiscal 2004
First Quarter	$48.30	$43.65	$0.095
Second Quarter	50.32	46.00	0.095
Third Quarter	52.90	48.66	0.120
Fourth Quarter	55.94	49.82	0.120

	High	Low	Dividends
Fiscal 2005
First Quarter	$55.51	$49.25	$0.120
Second Quarter	54.57	48.24	0.120
Third Quarter	54.33	45.68	0.140
Fourth Quarter	50.65	44.51	0.140

Stock of Meredith became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased its dividend in each of the last 12 years. It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2005, there were approximately 1,500 holders of record of the Company's common stock and 900 holders of record of class B stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common and class B stock during the quarter ended June 30, 2005.
Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
April 1 to April 30, 2005	184,953	$ 46.06	184,593	2,195,305
May 1 to May 31, 2005	59,463	47.35	59,463	2,135,842
June 1 to June 30, 2005	19,181	49.50	19,181	2,116,661
Total	263,597	46.60	263,597	2,116,661

1

Column (a), Total number of shares purchased includes Class B stock purchases of 36 shares in May 2005 and 436 shares in June 2005 and shares withheld upon the exercise of stock options-1,153 shares in April 2005, 13,175 shares in May 2005 and 18,045 shares in June 2005.

In each of February 2004 and January 2005, the Board of Directors authorized the repurchase of up to 2 million additional shares of the Company's stock through public and private transactions.

For more information on the Company's share repurchase program, see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share repurchase program" on page 31.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the years 2001 through 2005 is contained under the heading "Eleven-Year Financial History with Selected Financial Data" beginning on page 76 and is derived from consolidated financial statements for those years audited by KPMG LLP, an independent registered public accounting firm. Information contained in that table is not necessarily indicative of the results of operations in future years and should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

Page
Executive Overview	15

A description of each of Meredith's businesses, including their major sources of revenues and operating costs, and financial highlights from fiscal 2005.

Results of Operations	19

A review of results of operations for fiscal 2005 compared with fiscal 2004 and for fiscal 2004 compared with fiscal 2003. It begins with an overview followed by a more detailed discussion of results by business segment and in total.

Liquidity and Capital Resources	27

An analysis of changes in the balance sheet and cash flows, as well as a discussion of long-term debt, contractual obligations, the Company's share repurchase program, dividend payments, and capital expenditures.

Critical Accounting Policies	32

A discussion of the critical accounting policies management believes are important to understanding the assumptions and judgments incorporated into the reported financial results.

Outlook and Risk Factors	34

A discussion of the outlook for fiscal 2006 and factors that may cause actual results to differ from those currently anticipated.

MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Item 1-Business, Item 6-Selected Financial Data, and Item 8-Financial Statements and Supplementary Data. MD&A contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Outlook and Risk Factors section of MD&A.

EXECUTIVE OVERVIEW

Meredith Corporation is one of America's leading media and marketing companies. We are the leading magazine publisher serving women and a broadcaster with television stations in top markets such as Atlanta and Phoenix. Each month we reach more than 75 million American consumers through our magazines, books, custom publications, web sites, and television stations. Our businesses serve well-defined readers and viewers, deliver the messages of advertisers, and extend our brand franchises and expertise to related markets. Our products and services distinguish themselves on the basis of quality, customer service, and value that can be trusted.

Meredith operates in two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. Broadcasting consists of 13 owned and one operated network-affiliated television stations and one radio station. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 74 percent of the Company's $1.2 billion in revenues in fiscal 2005 while broadcasting revenues totaled 26 percent.

Meredith is committed to building value for its shareholders. Over the last several years, we have articulated three primary strategies. The first is to expand our powerful publishing base by broadening our magazine portfolio, extending and developing our brands, capturing the potential in the Hispanic market and expanding our book and custom publishing businesses. The second strategy is to continue to strengthen the broadcasting business by improving ratings and share especially for newscasts, aggressively selling the improved ratings, creating additional revenue sources, and managing costs. The third strategy is to maintain our excellent financial position that allows us to pursue targeted acquisitions and to invest in our businesses. In publishing, our primary focus has been on acquiring properties aimed at women between the ages of 30 and 40. Topics of interest to this age group include fitness, health, and parenting. In broadcasting, we have been targeting the creation of duopolies (the ownership of two stations in a single market) and regional clusters that allow us to generate cost efficiencies by operating multiple stations from one location. We also seek to improve our network diversity and expand our audience reach while maintaining our geographic diversity.

We made significant progress toward these goals in the last year. On July 1, 2005, Meredith acquired Parents, Family Circle, Fitness, Child, and Ser Padres magazines from Gruner + Jahr Printing & Publishing (Gruner + Jahr) for $350 million. These well-known, established consumer magazines have rate bases that currently range from 500,000 to 4.2 million and support Meredith's initiative to attract younger women to its family of readers. The four titles measured by Publishers Information Bureau (PIB) (Parents, Family Circle, Fitness, and Child) generated nearly 4,900 total advertising pages in calendar 2004. (See Business Developments on page 4 of this Form 10-K for further details.) The acquisition is expected to increase publishing revenues about 33% to more than $1.2 billion and to be modestly accretive to earnings per share in fiscal 2006. The transaction was financed through a new $300 million private placement of fixed-rate senior notes. The balance was financed under our existing credit facilities. Adding these five magazines to Meredith's portfolio builds on our December 2002 acquisition of American Baby magazine and related assets (American Baby Group) for $117.9 million.

In broadcasting we acquired WFLI-TV, the WB affiliate serving Chattanooga, TN, and acquired the non-license assets of KSMO-TV, the WB affiliate serving Kansas City. Chattanooga is the 86th largest television market in the country. The acquisition adds to our presence in the Southeast where we currently own stations in Atlanta, Nashville and Greenville, SC. We have also entered into a joint sales agreement under which we will manage the sales and certain other operations of KSMO. We already own KCTV, the CBS affiliate in Kansas City. We have asked the Federal Communications Commission for a waiver of its duopoly rules to allow us to purchase the license assets of KSMO. While our initial investments in these acquisitions are not material, they increase our network diversity and further our strategy of forming cost effective station clusters.

PUBLISHING
Advertising revenues made up 47 percent of fiscal 2005 publishing revenues. These revenues are generated from the sale of advertising space in the Company's magazines and on web sites to clients interested in promoting their brands, products and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the United States. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 27 percent of fiscal 2005 publishing revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. In the short term, subscription revenues, which accounted for more than 65 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. However, the same economic factors that affect advertising revenues can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. A key factor in Meredith's subscription success is our industry-leading database. It contains approximately 80 million names, including about three-quarters of American homeowners, with an average of 300 data points on each name. This size and depth is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 26 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing, product sales and other related activities. Meredith Integrated Marketing offers integrated promotional, database management, relationship and direct marketing capabilities for corporate customers. These revenues generally are affected by the same economic factors that affect advertising revenues.

Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented approximately 44 percent of the segment's operating expenses in fiscal 2005. Paper is a commodity, and pricing can vary significantly year to year. Prices fluctuate based on the worldwide demand and supply for paper in general and for specific types of paper used by Meredith. Postal rates are dependent on the financial condition of the United States Postal Service. A postal rate increase is expected in January 2006, the first since June 2002. Meredith works with others in the industry and through trade organizations to encourage the Postal Service to implement efficiencies and contain rate increases. Our publications are outsourced to printers. We typically have multi-year contracts for the production of our magazines, a practice which reduces price fluctuations over the contract term.

Employee compensation, which includes benefits expense, represented approximately 20 percent of fiscal 2005 publishing operating expenses. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. The remaining 36 percent of fiscal 2005 publishing expenses included costs for magazine newsstand and book distribution, advertising and promotional efforts, and general overhead costs for facilities and technology services.

BROADCASTING
Broadcasting derives almost all of its revenues-98 percent in fiscal 2005-from the sale of advertising. The remainder comes from television rebroadcast rights fees, network compensation, television production services, and other services.

The stations sell both local/regional and national advertising. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place in odd-numbered fiscal years) than at other times. Meredith has also developed the Cornerstone program, which leverages our publishing brands. The program packages material from our national magazines with local advertising to create customized mini-magazines delivered to targeted customers in the markets our television stations serve. We have generated additional revenues from Internet activities and programs focused on local interests such as community events and college and professional sports. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the United States and in the local markets in which we operate stations and with the cyclical changes in political advertising discussed previously. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, unemployment rates, auto sales, and interest rates. Programming content, audience share, audience demographics, and the advertising rates charged relative to other available advertising opportunities also affect advertising revenues. On occasion, unusual events necessitate uninterrupted television coverage and will adversely affect spot advertising revenues.

Broadcasting's major expense categories are employee compensation and programming costs. Employee compensation represented 48 percent of fiscal 2005 broadcasting operating expenses and is affected by the same factors noted for publishing. Programming rights amortization expense represented 14 percent of this segment's fiscal 2005 expenses. Programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Sales and promotional activities, costs to produce local news programming and general overhead costs for facilities and technical resources accounted for most of the remaining 38 percent of operating expenses.

FISCAL 2005 HIGHLIGHTS

  Revenues increased 5 percent from the prior year reflecting higher advertising revenues that included cyclical political advertising at the television stations, and strong growth in revenues from our integrated marketing operations.

  Both segments increased revenues and operating profits and improved their operating profit margins in fiscal 2005.

  We elected to begin expensing share-based compensation and have restated prior periods to include expense previously disclosed on a pro forma basis in the notes to our consolidated financial statements.

  Diluted earnings per share increased 25% to $2.50 before the cumulative effect of a change in accounting principle compared with prior year earnings of $2.00. The increase reflected the improved performance of both operating groups as well as lower interest expense.

  We generated $170.9 million in operating cash flows in fiscal 2005. Our priorities for the use of available cash include investments in the businesses, debt reduction, dividend payments, and share repurchases. We invested $35.4 million to enter a joint sales agreement with and to purchase certain assets of the WB affiliate in Kansas City and to acquire the WB affiliate in Chattanooga, and we spent $23.8 million on capital investments. We reduced long-term debt $50 million and spent $97.5 million to repurchase shares of our common stock. The quarterly dividend was increased 17 percent from 12 cents per share to 14 cents per share effective with the March 2005 payment.

RESULTS OF OPERATIONS

Years ended June 30	2005	Change	Restated 2004*	Change	Restated 2003*
(In millions except per share)
Total revenues	$1,221.3	5%	$1,161.7	8%	$1,080.1
Costs and expenses	957.9	3%	934.3	6%	881.8
Depreciation and amortization	35.3	-	35.3	(3)%	36.3
Total operating costs and expenses	993.2	2%	969.6	6%	918.1
Income from operations	228.1	19%	192.1	19%	162.0
Nonoperating expense, net	-	-	-	100%	(1.6)
Earnings before cumulative effect of
change in accounting principle	128.1	23%	104.0	27%	81.7
Net earnings (loss)	129.0	24%	104.0	NM	(4.1)
Diluted earnings per share
before cumulative effect of
change in accounting principle	2.50	25%	2.00	26%	1.59
Diluted earnings (loss) per share	2.52	26%	2.00	NM	(0.08)
* Fiscal 2004 and 2003 have been restated to include share-based compensation expense. See Note 2 to the Consolidated Financial Statements for further information.
NM-Not meaningful

OVERVIEW
Following are descriptions of significant acquisitions and accounting changes that have affected the comparability of Meredith's results of operations over the last three fiscal years. Also included is a discussion of our rationale for the use of financial measures that are not in accordance with generally accepted accounting principles, or non-GAAP financial measures, and a discussion of the trends and uncertainties that affect our businesses. Following the Overview is an analysis of the results of operations for the publishing and broadcasting segments and an analysis of the consolidated results of operations for the last three fiscal years.

Acquisitions
In December 2002, Meredith purchased American Baby magazine and related assets (American Baby Group) from Primedia Inc. for $117.9 million. The operations of the American Baby Group have been included in our consolidated operating results since the acquisition date. See Note 5 to the consolidated financial statements for further information.

Accounting Changes
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires public entities to record expense for share-based payments awarded to employees based on the grant-date fair value of the award. We elected to adopt SFAS 123R effective October 1, 2004, in advance of the Company's required adoption date of July 1, 2005. Previously, we valued share-based payments by the intrinsic value method in our consolidated financial statements while providing pro forma disclosure of expense on a fair value basis. Since stock options are typically granted at the current market price of the stock, the intrinsic value method usually resulted in no expense being recorded. SFAS 123R provides various transition methods. We used the modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under previous accounting standards.

SFAS 123R requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Previously, we accounted for forfeitures as they occurred as permitted under previous accounting standards. As a result, in the second quarter of fiscal 2005, we recorded the cumulative effect of a change in accounting principle of $1.5 million ($0.9 million after tax), or $0.02 per share, to reduce compensation expense recognized in previous periods for the estimated forfeitures of outstanding awards.

Adoption of SFAS 123R resulted in the recognition of share-based compensation expense in fiscal 2005 and the restatement of prior period results. Selling, general and administrative expenses increased by $10.7 million, $11.0 million and $10.5 million in fiscal 2005, 2004 and 2003, respectively. Adoption of this Statement also resulted in the restatement of certain balance sheet amounts, primarily deferred income taxes and shareholders' equity, and the reclassification of certain cash flows between operating and financing activities.

At the beginning of fiscal 2003, Meredith adopted SFAS 142, Goodwill and Other Intangible Assets.

SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be reviewed at least annually for impairment. It also required an initial review for impairment as of the beginning of the fiscal year of adoption. Our initial review resulted in transitional impairment losses of $139.9 million ($85.7 million after tax), or $1.67 per diluted share. The charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. No further impairments have been noted as a result of the subsequent annual reviews performed as of May 31, 2003, 2004 and 2005.

Notes 2 and 3 to the consolidated financial statements provide further information about these changes in accounting principles.

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

We believe the non-GAAP measures used in MD&A contribute to an understanding of our financial performance. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We use and present non-GAAP financial measures along with GAAP results to evaluate and communicate the performance of the Company and its segments. We believe the non-GAAP financial measures provide an additional analytic tool to understand our results from core operations and to reveal underlying trends.

Trends and Uncertainties
Advertising volume is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Advertising revenues accounted for 60 percent of total revenues in fiscal 2005. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates and, over time, television programming rights. The Company's cash flow from operating activities, its primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See the Outlook and Risk Factors section of MD&A for further discussion.

PUBLISHING
 The following discussion reviews operating results for our publishing segment, which includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The publishing segment contributed 74 percent of Meredith's revenues and 67 percent of the combined profit from publishing and broadcasting operations in fiscal 2005.

The publishing segment achieved record revenues and operating profit in fiscal 2005. Revenues grew 4 percent and operating profit increased 10 percent as a result of higher advertising revenues, improved circulation contribution, and higher revenues and improved operating results from integrated marketing, book, interactive media and licensing operations. Publishing operating results for the last three fiscal years were as follows:

Years ended June 30	2005	Change	Restated 2004	Change	Restated 2003
(In millions)
Revenues	$908.8	4%	$873.1	8%	$808.0
Operating costs	734.5	3%	715.1	6%	671.7
Operating profit	$174.3	10%	$158.0	16%	$136.3

In the following discussion, references to comparable results for fiscal 2004 and fiscal 2003 exclude the impact of the American Baby Group acquisition that occurred in December 2002.

Publishing Revenues
The 4 percent increase in publishing revenues in fiscal 2005 followed an 8 percent increase in fiscal 2004. The table below presents the components of revenues for the last three fiscal years.

Years ended June 30	2005	Change	2004	Change	2003
(In millions)
Revenues
Advertising	$430.7	2%	$422.1	10%	$383.1
Circulation	243.6	(2)%	248.6	(4)%	259.1
Other	234.5	16%	202.4	22%	165.8
Total revenues	$908.8	4%	$873.1	8%	$808.0

Advertising Revenues
The next table presents advertising page information according to PIB for our major subscription-based magazines for the last three fiscal years:

Years ended June 30		2005	Change	2004	Change	2003
Better Homes and Gardens		2,063	(2)%	2,104	4%	2,025
Ladies' Home Journal		1,484	3%	1,447	1%	1,431
American Baby [1]		706	3%	688	94%	354
Country Home		915	(6)%	973	6%	922
Traditional Home		934	(3)%	962	22%	790
Midwest Living		858	(10)%	949	12%	846
More		911	14%	800	17%	685
1.	Acquired December 2002

Publishing advertising revenues increased 2 percent in fiscal 2005. Advertising revenues were volatile throughout the fiscal year with growth in the high single digits on a percentage basis in the first and fourth fiscal quarters and declines in the low-to-mid single digit range in the second and third fiscal quarters. Online advertising revenues, while a small percentage of total advertising, increased more than 20 percent.

Advertising pages decreased slightly in fiscal 2005 with declines reported at most titles. Exceptions were More magazine, the American Baby titles and Ladies' Home Journal. Offsetting the decline in advertising pages was a low-to-mid single digit percentage increase in average revenues per page. Most titles reported higher average revenues per page. The growth was particularly strong at our group of mid-sized titles, Country Home, Midwest Living, More and Traditional Home. Advertising categories showing strength in fiscal 2005 included the cosmetics, remedies, apparel, and food categories. Advertising was weaker in the home and building category and the household supplies category.

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

Circulation Revenues
Magazine circulation revenues declined 2 percent in fiscal 2005. The decline primarily reflected lower average subscription revenues per copy for several titles, due to an increase in the term of direct mail offers. Our strategy is to increase circulation contribution to operating profit, which on a percentage basis was up in the mid-single digits, by increasing the term of direct mail offers to lower costs. Newsstand revenues increased slightly.

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

Other Revenues
Other publishing revenues increased 16 percent in fiscal 2005 reflecting strong new business growth in Meredith Integrated Marketing, which offers integrated promotional, database management, relationship and direct marketing capabilities for corporate customers. Increased revenues from book sales and licensing activities also contributed to the increase in revenue. Higher book revenues resulted from strong fourth quarter sales of new licensed products, including significant growth in children's titles.

Fiscal 2004 other publishing revenues increased 22 percent (20 percent on a comparable basis), primarily reflecting strong new business growth in Meredith Integrated Marketing. One of our larger new contracts in fiscal 2004 was for publication of the monthly programming guide for DIRECTV® satellite television. Book sales also were up because of strong sales of books based on the Discovery Channel® cable network's American Chopper® television series, Scotts Miracle Gro® books and our licensed children's books. The creation of license-branded books was a significant factor in the growth of our book business although we have experienced higher return rates for licensed products than for our internally-developed brands. Released in fiscal 2003, the 12th edition of the Better Homes and Gardens New Cook Book continued its strong performance in fiscal 2004.

Publishing Operating Costs
Fiscal 2005 publishing costs increased 3 percent from the prior year. The increase reflected volume-related growth in integrated marketing and book product costs, higher paper prices and higher employee compensation costs. Average paper prices increased nearly 6 percent compared with fiscal 2004. Partially offsetting these increases were lower magazine subscription acquisition costs resulting from a shift to more profitable direct-to-publisher sources.

Fiscal 2004 publishing costs increased 6 percent from fiscal 2003. Comparable (excluding American Baby Group) costs were up 5 percent. The higher comparable costs reflected volume-related increases in integrated marketing production and book costs as well as a 2 percent increase in average paper prices. In total, costs for production and delivery of publications and promotional mailings rose 7 percent. Higher employee compensation costs were another contributing factor. Comparable employee compensation costs increased in the mid-single digits on a percentage basis, reflecting higher staff levels primarily to support the growth in integrated marketing business and higher salary levels due to annual merit increases. Partially offsetting these increases were lower magazine subscription acquisition costs.

Publishing Operating Profit
Publishing operating profit increased 10 percent in fiscal 2005 following an increase of 16 percent in fiscal 2004. The improvement in fiscal 2005 resulted from higher operating profits from our integrated marketing, book, interactive media and licensing operations as well as higher magazine advertising revenues and increased magazine circulation contribution. These improvements were partially offset by higher paper prices and increased employee compensation costs. The primary factors in the improvement in fiscal 2004 were higher advertising revenues, increased integrated marketing sales and operating profits, lower subscription acquisition costs, and a full year's ownership of the American Baby Group. These improvements were partially offset by increased employee compensation costs and higher paper prices.

BROADCASTING
The following discussion reviews operating results for the Company's broadcasting segment, which currently consists of 13 owned and one operated network-affiliated television stations, one radio station, and the related interactive media operations. The broadcasting segment contributed 26 percent of Meredith's revenues and 33 percent of the combined profit from publishing and broadcasting operations in fiscal 2005.

Revenues grew 8 percent in fiscal 2005, leading to a 25 percent increase in operating profit. The revenue increase reflected higher political advertising, revenues from new properties and growth in advertising for comparable stations. Operating costs increased 3 percent. Broadcasting operating results for the last three fiscal years were as follows:

Years ended June 30	2005	Change	Restated 2004	Change	Restated 2003
(In millions)
Revenues	$312.5	8%	$288.6	6%	$272.1
Operating costs	225.8	3%	219.2	2%	215.0
Operating profit	$86.7	25%	$69.4	22%	$57.1

Broadcasting Revenues
 Broadcasting revenues increased 8 percent in fiscal 2005 and 6 percent in fiscal 2004. The table below presents the components of revenues for the last three fiscal years.

Years ended June 30	2005	Change	2004	Change	2003
(In millions)
Revenues
Non-political advertising	$ 287.5	4%	$ 275.8	13%	$ 244.6
Political advertising	18.8	208%	6.1	(71)%	20.9
Other	6.2	(8)%	6.7	2%	6.6
Total revenues	$ 312.5	8%	$ 288.6	6%	$ 272.1

In fiscal 2005, political advertising revenues primarily associated with the November 2004 election campaigns totaled $18.8 million, up from $6.1 million in fiscal 2004. Political advertising displaces a certain amount of non-political advertising, so the revenues are not entirely incremental. Non-political advertising revenues increased 4 percent in fiscal 2005, reflecting the addition of new properties (primarily the WB affiliates in Kansas City and Chattanooga, TN) as well as growth from the comparable stations. In fiscal 2004, political advertising declined 71 percent, or nearly $15 million. Non-political advertising revenues increased 13 percent in fiscal 2004.

Most of our stations have improved their ratings, including ratings for local newscasts, over the last two years. Local newscasts typically account for 30 to 40 percent of a major network-affiliated television station's advertising revenues. Our stations' sales staffs have worked aggressively to translate the improved ratings to higher revenues, and we believe their efforts were a significant factor in the revenue growth. All of our stations have recorded strong growth in advertising revenues from unique direct-to-consumer advertising and marketing programs, some of which use content from our well-known magazine titles.

Broadcasting Operating Costs
 Fiscal 2005 broadcasting costs increased 3 percent from fiscal 2004 due to the addition of new properties. On a comparable basis, costs were down slightly due to lower program rights amortization and employee compensation costs. These declines were partially offset by higher spending for advertising and promotion.

Fiscal 2004 broadcasting costs increased 2 percent from fiscal 2003. The cost increase was due primarily to higher sales and promotion costs which resulted from our more aggressive sales efforts. Lower broadcasting program rights amortization partially offset the cost increase. Employee compensation costs were flat year over year.

Over the last several years, we have been working to reduce the cost of broadcasting program rights without sacrificing programming quality, and these efforts have begun to yield financial benefits.

Broadcasting Operating Profit
Broadcasting operating profit increased 25 percent in fiscal 2005 as revenues grew 8 percent and costs increased 3 percent. In fiscal 2004, 6 percent revenue growth and a 2 percent cost increase resulted in a 22 percent increase in broadcasting operating profit.

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

Years ended June 30	2005	Change	Restated 2004	Change	Restated 2003
(In millions)
Revenues	$312.5	8%	$288.6	6%	$272.1
Operating profit	$86.7	25%	$ 69.4	22%	$ 57.1
Depreciation and amortization	23.2	4%	22.3	3%	21.6
EBITDA	$109.9	20%	$ 91.7	17%	$ 78.7
EBITDA margin	35.2%		31.8%		28.9%

UNALLOCATED CORPORATE EXPENSES
Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three years were as follows:

Years ended June 30	2005	Change	Restated 2004	Change	Restated 2003
(In millions)
Unallocated corporate expense	$ 32.9	(7)%	$ 35.3	12%	$ 31.4

Unallocated corporate expenses declined 7 percent in fiscal 2005, reflecting lower charitable contributions and employee severance costs. These declines were partially offset by higher legal and employee benefit costs.

Unallocated corporate expenses increased 12 percent in fiscal 2004, reflecting increased charitable contributions and higher employee compensation costs. The increase in employee compensation reflected higher performance-based incentives, annual salary merit adjustments and higher employee severance costs resulting from restructuring in certain areas.

CONSOLIDATED

Consolidated Operating Costs and Expenses
Consolidated operating costs and expenses for the last three fiscal years were as follows:

Years ended June 30	2005	Change	Restated 2004	Change	Restated 2003
(In millions)
Production, distribution and editorial	$ 524.6	4%	$ 502.5	8%	$ 464.8
Selling, general and administrative	433.3	-	431.8	4%	417.0
Depreciation and amortization	35.3	-	35.3	(3)%	36.3
Operating costs and expenses	$ 993.2	2%	$ 969.6	6%	$ 918.1

Production, distribution and editorial costs
Fiscal 2005 production, distribution and editorial costs increased 4 percent from fiscal 2004 mostly as a result of a volume-related increase in production costs for integrated marketing and book as well as higher paper prices. Average paper prices rose 6 percent. Costs related to the newly acquired broadcast television properties also contributed to the overall increase, but they were partially offset by lower broadcast program rights amortization expense for comparable stations.

Fiscal 2004 production, distribution and editorial costs increased 8 percent from fiscal 2003. Excluding the impact of the December 2002 American Baby Group acquisition, the increase was 7 percent. The increase in comparable costs primarily reflected a volume-related increase in production costs for integrated marketing projects. Also contributing was a 2 percent increase in average paper prices. These cost increases were partially offset by lower broadcast program rights amortization expense.

Selling, general and administrative expenses
Fiscal 2005 selling, general and administrative expenses increased less than 1 percent from the prior year. Higher costs resulting from increased employee compensation and benefits expenses, higher legal fees and the addition of new broadcasting properties were offset by lower magazine subscription acquisition costs and lower charitable contributions.

Fiscal 2004 selling, general and administrative expenses increased 4 percent from fiscal 2003. Comparable expenses (excluding the impact of the American Baby Group acquisition) increased 2 percent. Investments in our sales and promotion efforts, higher charitable contributions, and increased employee compensation costs were partially offset by lower magazine subscription acquisition costs.

Depreciation and amortization expenses
Fiscal 2005 depreciation and amortization expenses were unchanged from the prior year. Fiscal 2004 depreciation and amortization expenses declined 3 percent because fiscal 2003 amortization expense was higher due to certain short-lived intangible assets related to the American Baby Group acquisition. Comparable depreciation and amortization expense increased 2 percent in fiscal 2004, primarily reflecting investments in information technology.

Operating costs and expense
Publishing paper, production and postage costs and employee compensation were the largest components of our operating costs and expenses. They are presented in the following table, expressed as a percentage of total pretax operating costs and expenses:

Years ended June 30	2005	Restated 2004	Restated 2003
Publishing paper, production and postage	31.4%	31.0%	30.5%
Employee compensation	29.2%	29.2%	29.4%

Income from Operations
Income from operations increased 19 percent in fiscal 2005 and in fiscal 2004. The increases reflected revenue growth and higher operating margins in both of our business segments.

Nonoperating Income and Expense
Nonoperating expense, net totaled $1.6 million in fiscal 2003 and included a loss on the sale of a subsidiary ($2.2 million) and the write-off of an investment in a start-up technology company ($1.6 million). These charges were partially offset by a gain related to final post closing adjustments on the June 2002 exchange of two Florida television stations for KPTV-Portland ($1.3 million) and proceeds from life insurance policies ($0.9 million).

Net Interest Expense
Net interest expense was $19.0 million in fiscal 2005, $22.5 million in fiscal 2004, and $27.2 million in fiscal 2003. Average long-term debt outstanding declined to $280 million in fiscal 2005 from $330 million in fiscal 2004 and $390 million in fiscal 2003. The Company's approximate weighted average interest rate was 6.9 percent in fiscal years 2005 and 2004 and 7.1 percent in fiscal 2003.

Interest expense in fiscal 2004 and 2003 included the effects of interest rate swap contracts. We had entered into interest rate swap contracts to effectively convert a substantial portion of our variable rate debt to fixed rate debt. The net cash disbursements related to these contracts were included in interest expense in all periods. As a result of the April 2002 debt refinancing and subsequent debt repayments, we had interest rate swap contracts that no longer met the qualifications for hedge accounting. Those swap contracts were deemed ineffective and dedesignated as hedge contracts. Subsequent to the discontinuation of hedge accounting, changes in the fair market value were recorded as interest expense. These fair market value adjustments resulted in reductions in interest expense of $3.9 million in fiscal 2004 and $0.9 million in fiscal 2003. All of our interest rate swap contracts expired in June 2004.

Income Taxes
Our effective tax rate was 38.7 percent in each of the past three fiscal years.

Earnings and Earnings per Share
Fiscal 2005 net earnings were $129.0 million ($2.52 per diluted share) including the cumulative effect of a change in accounting principle related to an adjustment for anticipated forfeitures of share-based compensation awards. Earnings before the cumulative effect of a change in accounting principle were $128.1 million ($2.50 per diluted share), an increase of 23 percent from fiscal 2004 net earnings of $104.0 million ($2.00 per diluted share). Average basic and diluted shares outstanding decreased 1 percent as a result of our ongoing share repurchase program.

Fiscal 2004 net earnings were $104.0 million ($2.00 per diluted share), up 27 percent from $81.7 million ($1.59 per diluted share) in fiscal 2003 before the cumulative effect of a change in accounting principle. The improvement reflected higher segment operating profits and lower interest expense. A net loss of $4.1 million ($0.08 per diluted share) was reported in fiscal 2003, including a charge for the cumulative effect of a change in accounting principle related to goodwill and intangible assets. Average diluted shares outstanding increased 1 percent to 51,926,000 in fiscal 2004. Average basic shares outstanding were 50,214,000, also up 1 percent.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30	2005	Change	Restated 2004	Change	Restated 2003
(In millions)
Net earnings (loss)	$ 129.0	24%	$ 104.0	NM	$ (4.1)
Cash flows from operating activities	170.9	5%	163.0	2%	160.5
Cash flows from investing activities	(53.8)	(100)%	(26.9)	81%	(140.9)
Cash flows from financing activities	(146.0)	(46)%	(99.7)	(291)%	(25.5)
Net cash flows	(28.9)	NM	36.4	NM	(5.9)
Cash and cash equivalents	29.8	(49)%	58.7	163%	22.3
Long-term debt (including current portion)	250.0	(17)%	300.0	(20)%	375.0
Shareholders' equity	651.8	7%	610.0	18%	517.8
Debt to total capitalization	28%		33%		42%
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

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt, and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from third-party financing agreements will provide funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments and cash dividends) into the foreseeable future. At June 30, 2005 we had up to $210 million available under current credit agreements. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

Meredith incurred additional debt of $350 million on July 1, 2005 to fund the acquisition of four magazines from Gruner + Jahr. (See Executive Overview section of MD&A for further information on the acquisition.) The debt consists of $300 million in fixed-rate unsecured senior notes and $50 million under the asset-backed commercial paper facility described below under Sources and Uses of Cash - Long-term debt. The notes will mature in staggered terms over the next two to five years. Interest rates range from 4.42 to 4.70 percent with a weighted-average interest rate of 4.56 percent. The debt covenants are similar to those of our existing debt agreements.

SOURCES AND USES OF CASH
Cash and cash equivalents decreased $28.9 million in fiscal 2005; they increased $36.4 million in fiscal 2004 and decreased $5.9 million in fiscal 2003. Over the three-year period, net cash provided by operating activities was used for the acquisition of the American Baby Group and several small broadcasting stations, debt reduction, Company stock repurchases, capital investments, and dividends.

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

Cash provided by operating activities totaled $170.9 million in fiscal 2005 compared with $163.0 million in fiscal 2004. The largest factors in the growth were increased cash received from advertising and integrated marketing sales and lower interest and pension payments. These increases in cash were partially offset by a reduction in cash received from magazine circulation sales as well as increased cash spending for employee compensation costs and income taxes.

Cash provided by operating activities increased 2 percent in fiscal 2004, reflecting increased cash received from advertising offset by a reduction in cash received from magazine newsstand sales as well as increased cash spending for employee compensation costs and paper purchases.

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. Meredith traditionally contributes the maximum allowable tax-deductible amount to these plans. Contributions totaled $0.2 million in fiscal 2005, $9.0 million in fiscal 2004, and $12.0 million in fiscal 2003. We contributed $6.5 million, the maximum allowable tax-deductible contribution for fiscal 2006, in July 2005. There is no required contribution in fiscal 2006.

Investing activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses, investments, and additions to property, plant and equipment.

Net cash used by investing activities increased to $53.8 million in fiscal 2005 from $26.9 million in fiscal 2004 primarily due to the use of cash for the acquisition of two broadcasting television stations in the current year.

Net cash used by investing activities decreased significantly in fiscal 2004 compared with the prior year primarily because of the acquisition of the American Baby Group for $117.6 million in cash in fiscal 2003.

Financing activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from common stock issued under share-based payment plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $146.0 million in fiscal 2005 compared with $99.7 million in fiscal 2004. The increased reflected higher spending for repurchases of Company stock and for dividend payments and was partially offset by a reduction in net debt repayments.

Net cash used by financing activities totaled $99.7 million in fiscal 2004, up significantly from $25.5 million in fiscal 2003. The biggest factor in the change was a $75 million net debt reduction in fiscal 2004 compared with a $10 million net debt reduction in fiscal 2003. In fiscal 2003, we incurred $100 million in debt in connection with the American Baby Group acquisition.

Long-term debt
At June 30, 2005, long-term debt outstanding totaled $250 million ($225 million in fixed-rate unsecured senior notes and $25 million under an asset-backed commercial paper facility) of which $125 million of this debt is due in the next 12 months. We expect to repay this debt with cash on hand and credit available under current credit agreements. The asset-backed commercial paper facility has a capacity of up to $100 million. We also have up to $150 million in credit available under a revolving credit facility with an option to request up to another $150 million. Meredith incurred additional debt of $350 million in July 2005 to fund the acquisition of four magazines from Gruner + Jahr. See Overview of Liquidity and Capital Resources section of MD&A for further information. The following discussion relates to the debt outstanding at June 30, 2005.

The fixed-rate notes are repayable in amounts of $50 million and $75 million and are due from September 1, 2005 to April 1, 2008. Interest rates range from 6.39 percent to 6.65 percent with a weighted-average interest rate of 6.57 percent.

In connection with the asset-backed commercial paper facility, we entered into a revolving agreement in April 2002. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2005, $161.8 million of accounts receivable, net of reserves, were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate (6.25 percent at June 30, 2005) from Meredith Funding Corporation.

The revolving agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually until April 9, 2007, the facility termination date. The interest rate changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 3.43 percent in June 2005.

The revolving credit facility expires on November 12, 2009. At June 30, 2005, borrowings made under the revolving credit facility were subject to an interest rate of 3.84 percent. This rate is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. No amount was borrowed under this facility at June 30, 2005.

We believe these debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2005 follows:

	Required at June 30, 2005	Actual at June 30, 2005

Ratio of debt to trailing 12 month EBITDA [1]	Less than 3.5	1.0
Ratio of EBITDA [1] to interest expense	Greater than 3.0	13.8
Ratio of EBIT [2] to interest expense	Greater than 2.5	11.5
Consolidated shareholders' equity [3]	Greater than $478.4 million	$ 737.6	million

1.	EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
2.	EBIT is earnings before interest and taxes as defined in the debt agreements.
3.	Consolidated shareholders' equity is adjusted for special items as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2005. The debt covenants were also reviewed in July 2005 following the acquisition of the magazine properties from Gruner + Jahr. The Company remained in compliance with all debt covenants and expects to continue to do so in the future.

Interest rate swap contracts
In fiscal 2004 and 2003, Meredith used interest rate swap contracts to effectively convert our variable-rate debt to fixed-rate debt. The average notional amount of indebtedness outstanding under the contracts was $132 million in fiscal 2004 and $166 million in fiscal 2003. All interest rate swap contracts expired in June 2004, and at this time we have no plans to enter into new interest rate swap contracts. These contracts did have a significant effect on interest expense in fiscal 2004 and 2003 as discussed under Net Interest Expense beginning on page 26 of MD&A.

Contractual obligations
The following table summarizes our principal contractual obligations as of June 30, 2005:
		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$ 250.0	$ 125.0	$ 125.0	$ -	$ -
Debt interest [1]	18.6	10.4	8.2	-	-
Broadcast rights [2]	89.4	30.8	41.6	10.3	6.7
Operating leases	62.2	11.0	18.4	15.8	17.0
Purchase obligations and other [3]	62.4	15.4	16.2	10.3	20.5
Total contractual cash obligations	$ 482.6	$ 192.6	$ 209.4	$ 36.4	$ 44.2

1.	Debt interest represents semi-annual interest payments due on fixed-rate notes outstanding at June 30, 2005.
2.	Broadcast rights include $53.5 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2005.
3.	Purchase obligations and other includes expected postretirement benefit payments and fiscal 2006 required pension plan contributions.

Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. We believe current cash balances, cash generated by future operating activities, and cash available under current credit agreements will be sufficient to meet our contractual cash obligations and other operating cash requirements for the foreseeable future. However, projections of future cash flows are subject to substantial uncertainty as discussed throughout MD&A and particularly in the Outlook and Risk Factors section beginning on page 34. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so. We also have commitments in the form of standby letters of credit and other guarantees totaling $1.3 million. Approximately half of the commitments expire within one year; the rest are long-term.

As noted previously, we issued $300 million in fixed-rate unsecured senior notes in July 2005 in connection with the acquisition of four magazine properties. Obligations related to this debt are as follows:

Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$ 300.0	$ -	$ 50.0	$ 175.0	$ 75.0
Debt interest	50.5	6.8	26.3	15.6	1.8
Total contractual cash obligations	$ 350.5	$ 6.8	$ 76.3	$ 190.6	$ 76.8

Share repurchase program
We have maintained a program of Company share repurchases for more than fifteen years. In fiscal 2005, we spent $97.5 million to repurchase an aggregate of 1,964,000 shares of Meredith Corporation common stock at then current market prices. We spent $37.4 million to repurchase 747,000 shares in fiscal 2004 and $31.5 million to repurchase 761,000 shares in fiscal 2003. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. As of July 31, 2005, approximately 2.1 million shares were authorized for future repurchase, including a 2 million share repurchase authorization approved by the Board of Directors in January 2005. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 5, Issuer Purchases of Equity Securities, of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2005.

Dividends
Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend for 12 consecutive years. The last increase occurred in January 2005 when the Board of Directors increased the quarterly dividend 17 percent, or 2 cents per share, to 14 cents per share effective with the dividend payable on March 15, 2005. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $4 million annually. Dividends payments totaled $25.8 million, or 52 cents per share, in fiscal 2005 compared with $21.6 million, or 43 cents per share, in fiscal 2004 and $18.4 million, or 37 cents per share, in fiscal 2003.

Capital expenditures
Spending for property, plant, and equipment totaled $23.8 million in fiscal 2005, $24.5 million in fiscal 2004, and $26.6 million in fiscal 2003. The spending in each year included expenditures for broadcasting technical and news equipment, information technology systems and equipment, and improvements to buildings and office facilities. We expect to spend approximately $20 million in fiscal 2006 and 2007 for a new facility for our television station in Hartford. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

CRITICAL ACCOUNTING POLICIES

Meredith's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). Our significant accounting policies are summarized in Note 1 to the consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Some of these estimates and assumptions are inherently difficult to make and subjective in nature. We base our estimates on historical experience, recent trends, our expectations for future performance, and other assumptions as appropriate. We reevaluate our estimates on an ongoing basis; actual results, however, may vary from these estimates.

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

GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are tested for impairment in accordance with SFAS 142. All other intangible assets are tested for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill and intangible assets totaled $903.5 million, or approximately 60 percent of Meredith's total assets, as of June 30, 2005. See Notes 3 and 7 to the consolidated financial statements for additional information. The impairment analysis of these assets is considered critical because of their significance to Meredith and its publishing and broadcasting segments.

Management periodically reviews goodwill and intangible assets with indefinite lives to evaluate whether the carrying value exceeds the fair value. The determination of fair value requires us to estimate the future cash flows expected to result from the use of the assets. These estimates include assumptions about future revenues (including projections of overall market growth and our share of market), estimated costs, and appropriate discount rates where applicable. Our assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both our short-term financial forecasts and long-term strategic plans. Depending on the assumptions and estimates used, future cash flow projections can vary within a range of outcomes. Changes in key assumptions about the publishing or broadcasting businesses and their prospects or changes in market conditions could result in an impairment charge.

BROADCAST RIGHTS
Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $20.6 million were included in the consolidated balance sheet at June 30, 2005. In addition, we had entered into contracts valued at $53.5 million not included in the consolidated balance sheet at June 30, 2005 because the related programming was not yet available for airing. Amortization of broadcast rights accounted for 14 percent of broadcasting segment expenses in fiscal 2005. Valuation of broadcast rights is considered critical to the broadcasting segment because of the significance of the amortization expense to the segment.

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

Meredith expects to use a long-term rate of return on assets of 8.00 percent in developing the fiscal 2006 pension costs, consistent with the rate used in fiscal 2005. This rate was determined based on a variety of factors. These factors include, but are not limited to, the plans' asset allocations, a review of historic capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets earned a return of approximately 6 percent in fiscal 2005 and 33 percent in fiscal 2004. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2005, our pension expense would have increased by $0.4 million.

Meredith expects to use a discount rate of 5.6 percent in developing the fiscal 2006 pension costs, down from a rate of 5.75 percent used in fiscal 2005. If we had decreased the discount rate by 0.5 percent in fiscal 2005, the combined effect on pension and postretirement expenses would have been an increase of $0.1 million.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have increased postretirement benefit costs by $0.2 million in fiscal 2005.

REVENUE RECOGNITION
Revenues from both the newsstand sale of magazines and the sale of books are recorded net of our best estimate of expected product returns in accordance with GAAP. Net revenues from these sources totaled 13 percent of publishing segment revenues. Allowances for returns are subject to considerable variability. Return allowances may exceed 30% for books and 75% for magazines sold on the newsstand. Estimation of these allowances for future returns is considered critical to the publishing segment and the Company as a whole because of the potential impact on revenues.

Estimates of returns from magazine newsstand and book sales are based on historical experience and more recent marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

SHARE-BASED COMPENSATION EXPENSE
Meredith has several stock incentive plans that permit us to grant various types of share-based incentives to key employees and directors. Share-based compensation expense totaled $10.1 million in fiscal 2005 and is accounted for under SFAS 123R. As of June 30, 2005, unearned compensation cost was $14.4 million for stock options and $1.9 million for restricted stock granted under the stock incentive plans. This cost will be recognized over weighted-average periods of 1.7 years and 2.1 years, respectively. The primary types of incentives granted under these plans are stock options and restricted shares of common stock. Restricted shares are valued at the market value of traded shares on the date of grant.

The valuation of stock options, however, requires numerous assumptions. We currently determine the fair value of each option as of the date of grant using a Black-Scholes option pricing model. This model requires inputs for the expected volatility of our stock price, expected life of the option and expected dividend yield, among others. In addition, we estimate the number of options expected to eventually vest. We base our assumptions on historical data, expected market conditions and other factors. In some instances, a range of assumptions is used to reflect differences in behavior among various groups of employees.

We consider the accounting for share-based compensation expense critical to Meredith and both of our segments because of the number of significant judgments required. More information on our assumptions can be found in Note 15 to the consolidated financial statements. Changes in these assumptions could materially affect the share-based compensation expense recognized as well as various liability and equity balances.

INCOME TAXES
Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes. Income taxes are recorded under this method for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was almost 39 percent of earnings before income taxes. Net deferred tax liabilities totaled $92.6 million, or 11 percent of total liabilities, at June 30, 2005. In addition, the Company operates in numerous taxing jurisdictions and is subject to audit in each of these jurisdictions. These audits can involve complex issues that tend to require an  extended period of time to resolve and may eventually result in an increase or decrease to amounts previously paid to the taxing jurisdictions. The completion of these audits is not expected to have a material effect on the Company's consolidated financial statements.

OUTLOOK AND RISK FACTORS

OUTLOOK
Subject to the risk factors discussed below, our current view of fiscal 2006 is as follows:

Consistent with previously issued guidance and the Company's previously stated long-term financial objective for non-political years, Meredith expects fiscal 2006 earnings per share will approximate $2.80, representing 12 percent growth from the $2.50 earned in fiscal 2005.

For the full year, Meredith expects the publishing segment to produce solid growth in advertising revenue and circulation contribution, modest accretion from its newly-acquired magazines, and growth from its book and integrated marketing operations-partially offset by a mid-to-high teen increase in paper prices and a mid-single digit increase in postage rates. The Company anticipates broadcasting results will reflect the absence of political advertising, continued weakness in national advertising, and strength in local advertising.

For the first quarter of fiscal 2006, the Company believes earnings per share of $0.50 are achievable. This compares to $0.46 in the first quarter of fiscal 2005. On a comparable basis, excluding the newly-acquired magazines, Publishing advertising revenues are anticipated to grow in the low-to-mid single digits. Total Publishing advertising revenues are expected to increase significantly primarily due to the addition of the new titles. Broadcast pacings, which are a snapshot in time and change frequently, are currently down slightly, reflecting the absence of political advertising and continued weakness in national advertising, offset by strength in local advertising.

We may update this guidance periodically through our quarterly earnings releases or management presentations to industry, investor, and investment analyst groups. Copies of our quarterly earnings releases are available on our website (www.meredith.com) in the Investor Information section. Copies of the text of management presentations that may contain material non-public information are also posted on our website, typically for one week following the presentation. Quarterly earnings releases and investor-related management presentations are also furnished to the Securities and Exchange Commission on Form 8-K and can be accessed through the SEC website (www.sec.gov). We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Advertising revenues
Advertising is the most significant source of revenue for Meredith and its publishing and broadcasting segments. Advertising revenues accounted for approximately 60 percent of total revenues in each of the last three fiscal years. Competition from other forms of media available in our various markets, including but not limited to other magazines and television stations, cable and satellite television broadcasters, newspapers, radio stations, websites and direct marketing, affects our ability to attract and retain advertisers and to increase advertising rates. Almost a thousand new magazines are launched annually, most with limited success. Channel capacities of both cable and direct broadcast satellites have increased as a result of digital transmission technology and other improvements. These developments and the increasing popularity of the Internet have contributed to the increasing number of options available to advertisers and consumers and may adversely affect our ability to sell advertising.

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

Advertising demand for space in our magazines and airtime on our television stations is dependent on our ability to deliver cost-effective access to targeted consumers. Changes in the size or demographics of our magazine readership and/or television audiences may affect our ability to attract advertisers.

Other revenues
Magazine circulation is another significant source of revenues, accounting for approximately 20 percent of total revenues and more than 25 percent of publishing segment revenues. Competition from other forms of media and changing consumer lifestyles may limit our ability to attract and retain magazine readers and to raise prices. Similar factors affect Meredith's remaining revenues that consist primarily of revenues from the sale of books and integrated marketing programs. Circulation and other revenues are also influenced by economic conditions that alter the level of demand for our services or affect consumers' disposable income.

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

Paper is a commodity, and pricing can vary significantly year to year. Prices fluctuate based on the worldwide demand and supply for paper in general and for the specific types of paper used by Meredith. Postal rates are dependent on the financial condition of the United States Postal Service. Meredith works with others in the industry and through trade organizations to encourage the Postal Service to implement efficiencies and contain rate increases. There can be no guarantees these efforts will be successful. Our publications are outsourced to printers. We typically have multi-year contracts for the production of Meredith's magazines, a practice which reduces price fluctuations over the contract term.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. All of the Company's financial instruments subject to market risk are held for purposes other than trading. There have been no significant changes in the market risk exposures since June 30, 2004.

Long-term debt
At June 30, 2005, Meredith had outstanding $225 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $232.8 million at June 30, 2005 from $231.6 million at the previous year-end.

Meredith also had $25 million in variable-rate long-term debt outstanding at June 30, 2005. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would have resulted in a $0.1 million increase in annual interest expense at June 30, 2005.

Broadcast rights payable
The Company enters into broadcast rights contracts for its television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair market values are determined using discounted cash flows. At June 30, 2005, a 10 percent decrease in interest rates would have resulted in a $0.5 million increase in the fair market value of the available broadcast rights payable and the unavailable broadcast rights commitments.

(This page has been left blank intentionally.)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of earnings (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule (as listed in Part IV, Item 15 (a) 2 herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on October 1, 2004. Consequently, the Company's consolidated balance sheet as of June 30, 2004 and the related consolidated statements of earnings (loss), shareholders' equity, and cash flows for the years ended June 30, 2004 and 2003 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 8, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
September 8, 2005

REPORT OF MANAGEMENT

To the Shareholders of Meredith Corporation:

Meredith management is responsible for the preparation, integrity and objectivity of the financial information included in this annual report to shareholders. We take this responsibility very seriously as we recognize the importance of having well-informed, confident investors. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts based on our informed judgments and estimates. We have adopted appropriate accounting policies and are fully committed to ensuring that those policies are applied properly and consistently. In addition, we strive to report our financial results in a manner that is relevant, complete and understandable. We welcome any suggestions from those who use our reports.

To meet our responsibility for financial reporting, internal control systems and accounting procedures are designed to provide reasonable assurance as to the reliability of financial records. In addition, the internal audit staff monitors and reports on compliance with Company policies, procedures and internal control systems.

The consolidated financial statements and the effectiveness of the Company's internal control over financial reporting have been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm was given unrestricted access to all financial records and related information, including all Board of Directors and Board committee minutes.

The audit committee of the Board of Directors is responsible for reviewing and monitoring the Company's accounting policies, internal controls and financial reporting practices. The audit committee is also directly responsible for the appointment, compensation and oversight of the Company's independent registered public accounting firm. The audit committee consists of five independent directors who meet with the independent auditors, management and internal auditors to review accounting, auditing and financial reporting matters. To ensure complete independence, the independent registered public accounting firm has direct access to the audit committee without the presence of management representatives.

At Meredith, we have always placed a high priority on good corporate governance. We endorse the ongoing improvements in this area.

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Meredith Corporation and Subsidiaries
Assets	June 30	2005	Restated 2004
	(In thousands)
	Current assets
	Cash and cash equivalents	$29,788	$58,723
	Accounts receivable
(net of allowances of $15,205 in 2005 and $14,844 in 2004)		176,669	164,876
	Inventories	41,562	31,262
	Current portion of subscription acquisition costs	27,777	35,716
	Current portion of broadcast rights	13,539	11,643
	Other current assets	15,160	11,794
	Total current assets	304,495	314,014
	Property, plant and equipment
	Land	19,261	19,454
	Buildings and improvements	106,112	110,010
	Machinery and equipment	256,380	245,535
	Leasehold improvements	8,863	8,819
	Construction in progress	8,266	9,313
	Total property, plant and equipment	398,882	393,131
	Less accumulated depreciation	(205,926)	(197,332)
	Net property, plant and equipment	192,956	195,799
	Subscription acquisition costs	24,722	26,280
	Broadcast rights	7,096	5,293
	Other assets	58,589	59,270
	Intangibles, net	707,068	673,968
	Goodwill	196,382	191,303
	Total assets	$1,491,308	$1,465,927

	See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets (continued)
Meredith Corporation and Subsidiaries
Liabilities and Shareholders' Equity	June 30	2005	Restated 2004
	(In thousands except share data)
	Current liabilities
	Current portion of long-term debt	$125,000	$75,000
	Current portion of long-term broadcast rights payable	18,676	19,929
	Accounts payable	48,462	42,684
	Accrued expenses
	Compensation and benefits	42,162	48,679
	Distribution expenses	17,546	19,406
	Other taxes and expenses	59,818	32,863
	Total accrued expenses	119,526	100,948
	Current portion of unearned subscription revenues	127,416	132,189
	Total current liabilities	439,080	370,750
	Long-term debt	125,000	225,000
	Long-term broadcast rights payable	17,208	13,024
	Unearned subscription revenues	112,358	120,998
	Deferred income taxes	93,929	76,828
	Other noncurrent liabilities	51,906	49,356
	Total liabilities	839,481	855,956
	Shareholders' equity
	Series preferred stock, par value $1 per share
	Authorized 5,000,000 shares; none issued	-	-
	Common stock, par value $1 per share
	Authorized 80,000,000 shares; issued and outstanding 39,700,159 shares in 2005 (excluding 28,438,852 shares held in treasury) and 40,801,949 shares in 2004 (excluding 29,523,362 shares held in treasury)	39,700	40,802
	Class B stock, par value $1 per share, convertible to common stock
	Authorized 15,000,000 shares; issued and outstanding 9,596,292 shares in 2005 and 9,682,648 shares in 2004	9,596	9,683
	Additional paid-in capital	55,346	66,229
	Retained earnings	550,115	495,808
	Accumulated other comprehensive loss	(1,025)	(427)
	Unearned compensation	(1,905)	(2,124)
	Total shareholders' equity	651,827	609,971
	Total liabilities and shareholders' equity	$1,491,308	$1,465,927

	See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Earnings (Loss) Meredith Corporation and Subsidiaries
Years ended June 30	2005	Restated 2004	Restated 2003
(In thousands except per share data)
Revenues
Advertising	$737,079	$703,969	$648,653
Circulation	243,637	248,579	259,141
All other	240,573	209,104	172,310
Total revenues	1,221,289	1,161,652	1,080,104
Operating costs and expenses
Production, distribution and editorial	524,641	502,494	464,764
Selling, general and administrative	433,289	431,824	417,031
Depreciation and amortization	35,305	35,243	36,340
Total operating costs and expenses	993,235	969,561	918,135
Income from operations	228,054	192,091	161,969
Nonoperating expense, net	-	-	(1,551)
Interest income	803	225	567
Interest expense	(19,805)	(22,726)	(27,776)
Earnings before income taxes and cumulative effect
of change in accounting principle	209,052	169,590	133,209
Income taxes	80,903	65,631	51,551
Earnings before cumulative effect of change in accounting principle	128,149	103,959	81,658
Cumulative effect of change in accounting principle, net of taxes	893	-	(85,749)
Net earnings (loss)	$129,042	$103,959	$(4,091)

Basic earnings (loss) per share
Before cumulative effect of change in accounting principle	$2.57	$2.07	$1.64
Cumulative effect of change in accounting principle	0.02	-	(1.72)
Basic earnings (loss) per share	$2.59	$2.07	$(0.08)
Basic average shares outstanding	49,777	50,214	49,706

Diluted earnings (loss) per share
Before cumulative effect of change in accounting principle	$2.50	$2.00	$1.59
Cumulative effect of change in accounting principle	0.02	-	(1.67)
Diluted earnings (loss) per share	$2.52	$2.00	$(0.08)
Diluted average shares outstanding	51,220	51,926	51,276

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows Meredith Corporation and Subsidiaries
Years ended June 30	2005	Restated 2004	Restated 2003
(In thousands)
Cash flows from operating activities
Net earnings (loss)	$129,042	$103,959	$(4,091)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	29,735	29,715	29,059
Amortization	5,570	5,528	7,281
Share-based compensation	10,148	12,193	11,327
Deferred income taxes	18,904	27,959	41,447
Interest rate swap adjustments	-	(3,941)	(851)
Amortization of broadcast rights	30,582	31,071	37,343
Payments for broadcast rights	(35,429)	(35,806)	(35,877)
Cumulative effect of change in accounting principle relating to goodwill and other intangible assets, net of taxes	-	-	85,749
(Gains) losses from dispositions of assets, net of taxes	(531)	-	524
Excess tax benefits from share-based payments	(3,288)	(8,011)	(11,904)
Changes in assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	(11,793)	(19,215)	(16,513)
Inventories	(10,300)	(4,114)	5,773
Other current assets	(2,834)	2,391	(4,768)
Subscription acquisition costs	9,497	17,518	(3,587)
Other assets	(2,436)	(7,938)	(5,118)
Accounts payable	5,307	3,360	(3,842)
Accruals	10,523	16,028	3,791
Unearned subscription revenues	(13,413)	(7,715)	24,859
Other noncurrent liabilities	1,620	43	(151)
Net cash provided by operating activities	170,904	163,025	160,451
Cash flows from investing activities
Acquisitions of businesses	(35,387)	-	(117,594)
Additions to property, plant and equipment	(23,845)	(24,535)	(26,645)
Proceeds from dispositions of assets	2,050	-	313
Other	3,401	(2,363)	3,061
Net cash used by investing activities	(53,781)	(26,898)	(140,865)
Cash flows from financing activities
Long-term debt incurred	85,000	20,000	124,000
Repayment of long-term debt	(135,000)	(95,000)	(134,000)
Proceeds from common stock issued	23,438	26,315	22,512
Purchases of Company stock	(97,458)	(37,416)	(31,521)
Dividends paid	(25,828)	(21,608)	(18,412)
Excess tax benefits from share-based payments	3,288	8,011	11,904
Other	502	-	-
Net cash used by financing activities	(146,058)	(99,698)	(25,517)
Net (decrease) increase in cash and cash equivalents	(28,935)	36,429	(5,931)
Cash and cash equivalents at beginning of year	58,723	22,294	28,225
Cash and cash equivalents at end of year	$29,788	$58,723	$22,294

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (continued) Meredith Corporation and Subsidiaries

Years ended June 30	2005	2004	2003
(In thousands)
Supplemental disclosures of cash flow information
Cash paid:
Interest	$20,418	$26,581	$28,490
Income taxes	47,381	22,248	20,148
Noncash transactions:
Broadcast rights financed by contracts payable	38,360	24,185	36,120
Tax benefit related to share-based payments	5,870	11,037	13,721

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity Meredith Corporation and Subsidiaries
(In thousands)	Common Stock	Class B Stock	Restated Additional Paid-in Capital	Restated Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensa- tion	Restated Total
Balance at June 30, 2002 as previously reported	$39,256	$10,320	$ -	$462,057	$(2,310)	$(1,606)	$507,717
Restatement for recognition of share-based payments in prior periods	-	-	43,869	(26,097)	-	-	17,772
Balance at June 30, 2002 (restated)	39,256	10,320	43,869	435,960	(2,310)	(1,606)	525,489
Net loss	-	-	-	(4,091)	-	-	(4,091)
Foreign currency translation adjustments, net	-	-	-	-	203	-	203
Minimum pension liability adjustments, net	-	-	-	-	350	-	350
Change in interest rate swaps, net	-	-	-	-	207	-	207
Total comprehensive loss							(3,331)
Stock issued under various incentive
plans, net of forfeitures	1,335	-	22,077	-	-	(1,104)	22,308
Purchases of Company stock	(747)	(14)	(30,760)	-	-	-	(31,521)
Share-based compensation	-	-	10,454	-	-	873	11,327
Conversion of class B to common stock	337	(337)	-	-	-	-	-
Dividends paid, 37 cents per share
Common stock	-	-	-	(14,683)	-	-	(14,683)
Class B stock	-	-	-	(3,729)	-	-	(3,729)
Tax benefit from incentive plans	-	-	11,904	-	-	-	11,904
Balance at June 30, 2003 (restated)	40,181	9,969	57,544	413,457	(1,550)	(1,837)	517,764
Net earnings	-	-	-	103,959	-	-	103,959
Foreign currency translation adjustments, net	-	-	-	-	171	-	171
Minimum pension liability adjustments, net	-	-	-	-	(67)	-	(67)
Change in interest rate swaps, net	-	-	-	-	1,019	-	1,019
Total comprehensive income							105,082
Stock issued under various incentive
plans, net of forfeitures	1,082	-	26,320	-	-	(1,457)	25,945
Purchases of Company stock	(738)	(9)	(36,669)	-	-	-	(37,416)
Share-based compensation	-	-	11,023	-	-	1,170	12,193
Conversion of class B to common stock	277	(277)	-	-	-	-	-
Dividends paid, 43 cents per share
Common stock	-	-	-	(17,392)	-	-	(17,392)
Class B stock	-	-	-	(4,216)	-	-	(4,216)
Tax benefit from incentive plans	-	-	8,011	-	-	-	8,011
Balance at June 30, 2004 (restated)	40,802	9,683	66,229	495,808	(427)	(2,124)	609,971
Net earnings	-	-	-	129,042	-	-	129,042
Foreign currency translation adjustments, net	-	-	-	-	360	-	360
Minimum pension liability adjustments, net	-	-	-	-	(958)	-	(958)
Total comprehensive income							128,444
Stock issued under various incentive
plans, net of forfeitures	776	-	23,214	-	-	(728)	23,262
Purchases of Company stock	(1,962)	(3)	(46,586)	(48,907)	-	-	(97,458)
Share-based compensation	-	-	9,201	-	-	947	10,148
Conversion of class B to common stock	84	(84)	-	-	-	-	-
Dividends paid, 52 cents per share
Common stock	-	-	-	(20,815)	-	-	(20,815)
Class B stock	-	-	-	(5,013)	-	-	(5,013)
Tax benefit from incentive plans	-	-	3,288	-	-	-	3,288
Balance at June 30, 2005	$39,700	$9,596	$55,346	$550,115	$(1,025)	$(1,905)	$651,827

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meredith Corporation and Subsidiaries

1.  Organization and Summary of Significant Accounting Policies

a. Nature of operations

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. The Company's principal businesses are magazine publishing and television broadcasting. In fiscal 2005, the publishing segment contributed 74 percent of total revenues and the broadcasting segment contributed 26 percent. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. Better Homes and Gardens is the most significant trademark of the publishing segment and is used extensively in its operations. The Company's broadcasting operations include 14 network-affiliated television stations and one AM radio station. Meredith's operations are diversified geographically within the United States, and the Company has a broad customer base.

Advertising and magazine circulation revenues accounted for approximately 60 percent and 20 percent, respectively, of the Company's revenues in fiscal 2005. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for the Company's products. National and local economic conditions largely affect the magnitude of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional economic conditions and competition from other forms of media.

b. Principles of consolidation

The consolidated financial statements include the accounts of Meredith Corporation and its wholly and majority-owned subsidiaries. Significant intercompany transactions are eliminated.

c. Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based on historical experience and current marketplace conditions; pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected returns on plan assets, and rates of increase in compensation and healthcare costs; and share-based compensation expense which is based on numerous assumptions including future stock price volatility and employees' expected exercise and post-vesting employment termination behavior. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

d. Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

e. Accounts receivable

The Company extends credit to customers based upon an evaluation of each customer's credit worthiness and financial condition; collateral is not required. The Company maintains an allowance for estimated losses based upon the aging of such receivables and specific collection issues that may be identified. Accounts are written-off when deemed uncollectible.

f. Inventories

Paper inventories are stated at cost, which is not in excess of market value, using the last-in first-out (LIFO) method. All other inventories are stated at the lower of cost (first-in first-out, or average) or market.

g. Subscription acquisition costs

Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $3.1 million at June 30, 2005. There were no direct-response advertising costs capitalized at June 30, 2004 and no write-downs of capitalized direct-response advertising costs in any of the three fiscal years.

h. Property, plant and equipment

Property, plant and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements, and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant and equipment was $29.7 million in fiscal 2005, $29.7 million in fiscal 2004, and $29.1 million in fiscal 2003.

i. Broadcast rights

Broadcast rights and the liabilities for future payments are reflected in the consolidated financial statements when programs become available for broadcast. These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Amortization of these rights is included in production, distribution and editorial expenses. Reductions in unamortized costs to net realizable value are included in amortization of broadcast rights in the accompanying consolidated financial statements. Results included expense of $1.7 million for such reductions in unamortized costs in fiscal 2005, $0.2 million in fiscal 2004, and $2.4 million in fiscal 2003.

j. Goodwill and other intangible assets

Meredith adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, effective July 1, 2002 (see Note 3). SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be tested for impairment at least annually. The impairment tests are based on a fair-value approach as described in SFAS 142. The estimated fair values of these assets are determined by developing discounted future cash flow analyses. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Network affiliation agreements are amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions (generally, 25 to 40 years from the original acquisition date).

The carrying value of intangible assets with finite lives is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Intangible assets with indefinite lives include Federal Communications Commission (FCC) broadcast licenses. These licenses are granted for a finite period of time but are renewable if the Company provides at least an average level of service to its customers and complies with the applicable FCC rules and policies and the Communications Act of 1934. The Company has been successful in every one of its past license renewal requests and has incurred only minimal costs in the process. The Company expects the television broadcasting business to continue into the foreseeable future; therefore, the cash flows from the broadcast licenses are expected to continue indefinitely.

Additional information regarding goodwill and other intangible assets is in Note 7.

k. Derivative financial instruments

Meredith has used derivative financial instruments to manage the risk that changes in interest rates would affect its future interest payments. All interest rate swap contracts expired in June 2004. Interest rate swap contracts were generally considered to be cash flow hedges against changes in the amount of future interest payments on the Company's variable-rate debt obligations. The fair market value of the interest rate swap contracts was recorded in Accrued expenses: Other taxes and expenses in the Consolidated Balance Sheets. The related unrealized gains (losses) on these contracts were recorded in shareholders' equity as a component of other comprehensive income (loss), net of tax, and then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged were recognized in earnings. However, to the extent that any of these contracts were not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts were immediately recognized in interest expense. The net effect of this accounting on the Company's operating results was that interest expense on the portion of the variable-rate debt being hedged was in effect recorded based on fixed interest rates.

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

l. Revenues

Revenues are recognized only when realized/realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issue's on-sale date, or aired by the broadcasting stations. Magazine advertising revenues totaled $430.7 million in fiscal 2005, $422.1 million in fiscal 2004, and $383.1 million in fiscal 2003. Broadcasting advertising revenues were $306.3 million in fiscal 2005, $281.9 million in fiscal 2004, and $265.5 million in fiscal 2003. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising surrendered as determined by similar cash transactions. Barter advertising revenues were not material in any period. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers. Revenues from magazine and book retail sales are recognized upon delivery, net of provisions for anticipated returns. The Company bases its estimates for returns on historical experience and current marketplace conditions. Revenues from integrated marketing and other custom programs are recognized when the products or services are delivered. In certain instances, revenues are recorded gross in accordance with GAAP although the Company receives cash for a lesser amount due to the netting of certain expenses.

m. Advertising expenses

The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings (Loss) were $76.9 million in fiscal 2005 ($75.7 million in fiscal 2004 and $74.9 million in fiscal 2003).

n. Share-based compensation

The Company has several share-based compensation plans which are more fully described in Note 15. In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment. This Statement requires, with limited exceptions, public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Meredith elected to adopt this Statement effective October 1, 2004 in advance of the Company's required adoption date of July 1, 2005. Previously, Meredith valued share-based payments by the intrinsic value method in its consolidated financial statements while providing pro forma disclosure of fair-value-based expense. SFAS 123R provides various transition methods. Meredith used the modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under previous accounting standards. See Note 2 for details of the restatements.

o. Income taxes

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

p. Earnings per share

Basic earnings per share are computed using the weighted average number of actual common and Class B shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding and the issuance of other stock equivalents. The following table presents the calculations of earnings per share:

Years ended June 30	2005	Restated 2004	Restated 2003
(In thousands)
Earnings before cumulative effect of change in
accounting principle	$128,149	$103,959	$81,658
Basic average shares outstanding	49,777	50,214	49,706
Dilutive effect of stock options and equivalents	1,443	1,712	1,570
Diluted average shares outstanding	51,220	51,926	51,276
Earnings per share before cumulative effect of
change in accounting principle
Basic	$2.57	$2.07	$1.64
Diluted	2.50	2.00	1.59

Antidilutive options excluded from the above calculations totaled 1,955,000 options for the year ended June 30, 2005 ($47.78 weighted average exercise price), 1,290,000 options for the year ended June 30, 2004 ($46.24 weighted average exercise price), and 1,106,000 options for the year ended June 30, 2003 ($40.14 weighted average exercise price).

q. Special-purpose entities

Meredith does not have any off-balance sheet financing activities. The Company's use of special-purpose entities is limited to Meredith Funding Corporation whose activities are fully consolidated in Meredith's Consolidated Financial Statements (see Note 9).

r. Other

Certain prior-year financial information has been reclassified to conform to the fiscal 2005 financial statement presentation.

2.  Restatement of Fiscal 2004 and 2003 Consolidated Financial Statements

As discussed more fully in Notes 1 and 3, Meredith adopted SFAS 123R effective October 1, 2004 using the modified version of the retrospective application under which financial results for prior periods are adjusted. The adoption resulted in the restatement of the financial statements as of and for the years ended June 30, 2004 and 2003 presented in this Annual Report on Form 10-K. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement resulted in a reduction in net operating cash flows and an increase in net financing cash flows. The following is a summary of the adjustments to the financial statements as a result of the adoption of SFAS 123R:

June 30	2004
	As previously reported	As restated
(In thousands)
Selected Balance Sheet Data
Liabilities and shareholders' equity
Accrued expenses: Other taxes and expenses	$33,074	$32,863
Total accrued expenses	101,159	100,948
Total current liabilities	370,961	370,750
Deferred income taxes	97,858	76,828
Total liabilities	877,197	855,956
Additional paid-in capital	5,726	66,229
Retained earnings	535,070	495,808
Total shareholders' equity	588,730	609,971

Years ended June 30	2004		2003
	As previously reported	As restated	As previously reported	As restated
(In thousands)
Selected Statement of Earnings (Loss) Data
Selling, general and administrative expenses	$ 420,801	$ 431,824	$ 406,578	$ 417,031
Total operating costs and expenses	958,538	969,561	907,682	918,135
Income from operations	203,114	192,091	172,422	161,969
Earnings before income taxes and cumulative effect of change in accounting principle	180,613	169,590	143,662	133,209
Income taxes	69,897	65,631	55,596	51,551
Earnings before cumulative effect of change in accounting principle	110,716	103,959	88,066	81,658
Net earnings (loss)	110,716	103,959	2,317	(4,091)

Basic earnings (loss) per share
Before cumulative effect of change in accounting principle	2.20	2.07	1.78	1.64
Cumulative effect of change in accounting principle	-	-	(1.73)	(1.72)
Basic earnings (loss) per share	2.20	2.07	0.05	(0.08)

Diluted earnings (loss) per share
Before cumulative effect of change in accounting principle	2.14	2.00	1.73	1.59
Cumulative effect of change in accounting principle	-	-	(1.68)	(1.67)
Diluted earnings (loss) per share	2.14	2.00	0.05	(0.08)
Average number of diluted shares outstanding	51,689	51,926	51,093	51,276

Selected Statement of Cash Flows Data
Net earnings (loss)	110,716	103,959	2,317	(4,091)
Share-based compensation	-	12,193	-	11,327
Deferred income taxes	29,076	27,959	43,588	41,447
Excess tax benefits from share-based
payments (cash flows from operations)	-	(8,011)	-	(11,904)
Accruals	19,177	16,028	5,696	3,791
Other noncurrent liabilities	1,213	43	722	(151)
Net cash provided by operating activities	171,036	163,025	172,355	160,451
Excess tax benefits from share-based
payments (cash flows from financing activities)	-	8,011	-	11,904
Net cash used by financing activities	(107,709)	(99,698)	(37,421)	(25,517)

3.  Changes in Accounting Principles

Meredith adopted SFAS 123R effective October 1, 2004. This Statement, with limited exceptions, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Previously, Meredith valued share-based payments by the intrinsic value method in its consolidated financial statements while providing pro forma disclosure of fair-value-based expense. SFAS 123R provides various transition methods. Meredith used the modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under previous accounting standards. See Note 2 for details of the restatements.

SFAS 123R requires entities to estimate the number of expected forfeitures to occur and record expense based on the number of awards expected to vest. Prior to adoption of SFAS 123R, Meredith accounted for forfeitures as they occurred as permitted under previous accounting standards. As a result, in the second quarter of fiscal 2005, the Company recorded the cumulative effect of a change in accounting principle of $1.5 million ($0.9 million after tax), or $0.02 per share, to reduce compensation expense recognized in previous periods for the estimated forfeitures of outstanding awards.

The effect on current-period results of adopting SFAS 123R was as follows:

(In thousands except per share data)	Year Ended June 30, 2005
Increase (Decrease)
Earnings before income taxes and cumulative effect of change in accounting principle	$(10,658)
Earnings before cumulative effect of change in accounting principle	(6,533)
Net earnings	(5,640)
Basic earnings per share
Before cumulative effect of change in accounting principle	(0.13)
Net earnings	(0.11)
Diluted earnings per share
Before cumulative effect of change in accounting principle	(0.13)
Net earnings	(0.11)
Cash flows from operations	(3,288)
Cash flows from financing	3,288

Meredith adopted SFAS 142, Goodwill and Other Intangible Assets, effective July 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but be reviewed at least annually for impairment. Reviews are based on a fair-value approach as described in SFAS 142, which required an initial review of goodwill and intangible assets with indefinite lives as of the beginning of the fiscal year of adoption. The Company's initial review resulted in transitional impairment losses of $139.9 million ($85.7 million after tax), or $1.67 per diluted share. This charge was recorded net of tax as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The impairment losses related to certain television network affiliation agreements ($33.7 million) and goodwill at certain television stations ($106.2 million). The fair values of the network affiliation agreements and goodwill were determined by developing discounted cash flow analyses. The impairments were primarily the result of lower revenues and cash flows at television station WGCL-TV in Atlanta as compared to the projections on which the purchase price was based.

4.  Nonoperating Income and Expense

In fiscal 2003, Meredith recorded net nonoperating expense of $1.6 million. It included a loss of $2.2 million on the sale of a subsidiary and the write-off of a $1.6 million investment in a start-up technology company. These charges were partially offset by a $1.3 million gain related to final post closing adjustments on the June 2002 exchange of two Florida television stations for KPTV-Portland and $0.9 million in life insurance proceeds.

5.  Acquisitions and Dispositions

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

Operating results of the properties have been included in Meredith's consolidated operating results since the acquisition date. American Baby magazine, introduced in 1938, is published monthly and has a circulation of 2 million. Other American Baby Group properties acquired include Childbirth and First Year of Life magazines, three Hispanic titles and related marketing programs, the American Baby television program currently shown on The Discovery Channel® television network, web sites, custom publications and other related programs.

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

Pro forma results of operations as if this asset purchase had occurred at the beginning of fiscal 2003 are as follows:

Years ended June 30	Restated 2003
(In thousands except per share)
Total revenues	$1,101,559
Earnings before cumulative effect of change
in accounting principle	83,565
Net loss	(2,184)
Basic earnings (loss) per share
Before cumulative effect of change
in accounting principle	1.68
Net loss	(0.04)
Diluted earnings (loss) per share
Before cumulative effect of change
in accounting principle	1.63
Net loss	(0.04)

In fiscal 2005 Meredith acquired a television station serving Chattanooga, TN. The Company also acquired the non-license assets of KSMO-TV serving Kansas City and entered into a joint sales agreement under which Meredith manages the sales and certain other operations of the station. These acquisitions were not material.

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

6.  Inventories

Inventories consist of paper stock, books and editorial content. Of net inventory values shown, approximate portions determined using the LIFO method were 33 percent at June 30, 2005, and 36 percent at June 30, 2004. LIFO inventory expense (income) included in the Consolidated Statements of Earnings (Loss) was $2.5 million in fiscal 2005, $(0.9) million in fiscal 2004 and $0.7 million in fiscal 2003.

June 30	2005	2004
(In thousands)
Raw materials	$16,111	$13,025
Work in process	21,094	15,573
Finished goods	11,775	7,611
	48,980	36,209
Reserve for LIFO cost valuation	(7,418)	(4,947)
Inventories	$41,562	$31,262

7.  Goodwill and Intangibles

Intangible assets and goodwill consist of the following:

June 30	2005			2004
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing segment
Noncompete agreements	$2,534	$(1,652)	$882	$2,534	$(1,013)	$1,521
Customer lists	1,863	(1,863)	-	1,863	(1,863)	-
Broadcasting segment
Network affiliation agreements	218,651	(78,452)	140,199	218,651	(73,554)	145,097
Customer lists	91	(34)	57	-	-	-
Total	$223,139	$(82,001)	141,138	$223,048	$(76,430)	146,618
Intangible assets not
subject to amortization
Publishing segment
Trademarks			48,131			48,131
Broadcasting segment
FCC licenses			517,799			479,219
Total			565,930			527,350
Intangibles, net			$707,068			$673,968

Amortization expense was $5.6 million in fiscal 2005, $5.5 million in fiscal 2004 and $7.3 million in fiscal 2003. Future amortization expense for intangible assets (before the acquisition discussed in Note 20) is expected to be as follows: $5.4 million in fiscal 2006, $5.2 million in fiscal 2007, $5.0 million in fiscal 2008, $4.9 million in fiscal 2009 and $4.9 million in fiscal 2010.

The changes in the carrying amount of goodwill are as follows:

(In thousands)	Publishing Group	Broadcasting Group	Total
Balance at June 30, 2003	$110,853	$80,978	$191,831
Reclassified/other	(528)	-	(528)
Balance at June 30, 2004	110,325	80,978	191,303
Acquisitions	-	5,079	5,079
Balance at June 30, 2005	$110,325	$86,057	$196,382

Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2005, 2004 and 2003. No impairments were recorded as a result of those reviews.

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

(In thousands)
Balance at June 30, 2001	$15,716
Payments	(10,975)
Adjustments	232
Balance at June 30, 2002	4,973
Payments	(3,494)
Adjustments	(157)
Balance at June 30, 2003	1,322
Payments	(458)
Balance at June 30, 2004	864
Payments	(363)
Balance at June 30, 2005	$501

Payments made were for enhanced retirement benefits, severance, and other associated costs. The adjustments in fiscal 2002 represent an additional accrual of $0.4 million for higher than expected severance costs which was partially offset by a charge of $0.2 million for accelerated amortization of restricted stock. The adjustments in fiscal 2003 represent the reversal of excess accruals. The adjustments were recorded in selling, general and administrative expenses in both fiscal 2002 and 2003. Approximately 97 percent of the personnel costs accrued at June 30, 2001 were paid out by June 30, 2005. The remaining accrual represents early retirement benefit costs that will be paid over the next 3 fiscal years.

9.  Long-term Debt

Long-term debt consists of the following:

June 30	2005	2004
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million due 4/9/2007	$25,000	$-
Revolving credit facility of $150 million due 11/12/2009	-	-

Private placement notes
6.51% senior notes, due 3/1/2005	-	75,000
6.57% senior notes, due 9/1/2005	50,000	50,000
6.65% senior notes, due 3/1/2006	75,000	75,000
6.39% senior notes, due 4/1/2007	50,000	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
Total long-term debt	250,000	300,000
Current portion of long-term debt	(125,000)	(75,000)
Long-term debt	$125,000	$225,000

The following table shows principal payments on the debt due in succeeding fiscal years (before the acquisition discussed in Note 20):

Years ended June 30
(In thousands)
2006	$125,000
2007	75,000
2008	50,000
Total long-term debt	$250,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement in April 2002. Under this agreement the Company currently sells all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2005, $161.8 million of accounts receivable, net of reserves, was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate 6.25 percent at June 30, 2005, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually until April 9, 2007, the facility termination date.

The interest rate on the asset-backed commercial paper program changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 3.43 percent in June 2005. The interest rate on the variable-rate revolving credit facility is based on a spread over LIBOR determined by the Company's leverage ratio. This rate was 3.84 percent at June 30, 2005. Interest rates on the private placement notes range from 6.39 to 6.65 percent. The weighted average interest rate on the private placement notes outstanding at June 30, 2005 was 6.5 percent.

All of the Company's debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at June 30, 2005 follows:

	Required at June 30, 2005	Actual at June 30, 2005

Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.5	1.0
Ratio of EBITDA[1] to interest expense	Greater than 3.0	13.8
Ratio of EBIT[2] to interest expense	Greater than 2.5	11.5
Consolidated shareholders' equity[3]	Greater than $478.4 million	$ 737.6	million

1.	EBITDA is earnings before interest, taxes, depreciation and amortization as defined in the debt agreements.
2.	EBIT is earnings before interest and taxes as defined in the debt agreements.
3.	Consolidated shareholders' equity is adjusted for special items as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2005.

Interest expense related to long-term debt totaled $19.1 million in fiscal 2005, $26.1 million in fiscal 2004 and $28.0 million in fiscal 2003.

At June 30, 2005, Meredith had approximately $60 million of credit available under the asset-backed commercial paper program based on the level of accounts receivable outstanding under the program and $150 million of credit available under the revolving credit facility with an option to request up to another $150 million. The commitment fee rate for the asset-backed commercial paper facility is 0.19 percent of the unused commitment. The commitment fee rate for the revolving credit facility ranges from 0.125 to 0.225 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2005 were not material.

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

11.  Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments are as follows:
June 30	2005		2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Broadcast rights payable	$35,884	$33,910	$32,953	$30,722
Long-term debt	250,000	256,558	300,000	310,095

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

12.  Income taxes

The following table shows income tax expense attributable to earnings before the cumulative effect of a change in accounting principle:

Years ended June 30	2005	Restated 2004	Restated 2003
(In thousands)
Currently payable
Federal	$57,769	$35,367	$9,938
State	9,598	5,454	2,070
	67,367	40,821	12,008
Deferred
Federal	11,384	20,939	33,374
State	2,152	3,871	6,169
	13,536	24,810	39,543
Income taxes	$80,903	$65,631	$51,551

In addition, deferred income tax expense (benefit) of $0.6 million associated with SFAS 123R and ($54.2) million associated with SFAS 142 were recognized for the cumulative effects of the change in accounting principles in fiscal 2005 and 2003, respectively.

The differences between the statutory U.S. federal income tax rate and the effective tax rate are as follows:

Years ended June 30	2005	2004	2003
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	3.7	3.6	3.9
Other	-	0.1	(0.2)
Effective income tax rate	38.7%	38.7%	38.7%

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and deferred tax liabilities are as follows:

June 30	2005	Restated 2004
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$14,005	$13,983
Compensation and benefits	35,706	38,349
All other assets	3,948	1,693
Total deferred tax assets	53,659	54,025
Deferred tax liabilities
Subscription acquisition costs	18,487	21,746
Accumulated depreciation and amortization	100,083	77,134
Gains from dispositions	23,839	25,863
All other liabilities	3,892	8,388
Total deferred tax liabilities	146,301	133,131
Net deferred tax liability	$92,642	$79,106

The Company's deferred tax assets are expected to be fully realized; therefore, no valuation allowance has been recorded. The net current portions of deferred tax assets and liabilities are included in Other current assets at June 30, 2005 and in Accrued expenses - Other taxes and expenses at June 30, 2004, in the Consolidated Balance Sheets.

13.  Pension and Postretirement Benefit Plans

Savings and Investment Plan
The Company maintains a 401(k) Savings and Investment Plan that permits eligible employees to contribute funds on a pretax basis. The plan allows employee contributions of up to 50 percent of eligible compensation subject to the maximum allowed under federal tax provisions. The Company matches 100 percent of the first 3 percent and 50 percent of the next 2 percent of employee contributions.

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $5.4 million in fiscal 2005, $5.0 million in fiscal 2004 and $4.6 million in fiscal 2003.

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

Obligations and Funded Status
 The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:
	Pension		Postretirement
June 30	2005	2004	2005	2004
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$77,402	$67,714	$22,294	$18,723
Service cost	5,362	4,190	854	816
Interest cost	4,487	4,100	1,286	1,358
Participant contributions	-	-	452	399
Plan amendments	3	122	(4,805)	(1,032)
Actuarial loss	5,464	6,503	48	3,980
Benefits paid (including lump sums)	(6,090)	(5,227)	(2,208)	(1,950)
Benefit obligation, end of year	86,628	77,402	17,921	22,294

Change in plan assets
Fair value of plan assets, beginning of year	83,211	55,349	-	-
Actual return on plan assets	4,793	19,199	-	-
Employer contributions	736	13,890	1,756	1,551
Participant contributions	-	-	452	399
Benefits paid (including lump sums)	(6,090)	(5,227)	(2,208)	(1,950)
Fair value of plan assets, end of year	82,650	83,211	-	-

Funded status, end of year	(3,978)	5,809	(17,921)	(22,294)
Unrecognized actuarial loss (gain)	6,406	(455)	3,046	3,068
Unrecognized prior service cost	3,455	4,133	(6,996)	(2,478)
Contributions between measurement date
and fiscal year end	17	106	312	433
Net recognized amount, end of year	$5,900	$9,593	$(21,559)	$(21,271)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

The following amounts are recognized in the consolidated balance sheets consist of:
	Pension		Postretirement
June 30	2005	2004	2005	2004
(In thousands)
Consolidated Balance Sheets
Other assets
Prepaid benefit cost	$18,650	$20,229	$-	$-
Intangible asset	3,107	3,747	-	-
Accrued expenses - compensation and benefits
Accrued benefit liability	(500)	(1,160)	(2,174)	(2,057)
Other noncurrent liabilities
Accrued benefit liability	(12,250)	(9,476)	(19,385)	(19,214)
Additional minimum liability	(4,787)	(3,857)	-	-
Accumulated other comprehensive loss	1,680	110	-	-
Net recognized amount, end of year	$5,900	$9,593	$(21,559)	$(21,271)

The accumulated benefit obligation for all defined benefit pension plans was $75.4 million and $68.1 million at June 30, 2005 and 2004, respectively.

The following table provides information about pension plans with projected benefit obligations in excess of plan assets:

June 30	2005	2004
(In thousands)
Projected benefit obligation	$ 21,597	$ 17,163
Fair value of plan assets	91	81

The following table provides information about pension plans with accumulated benefit obligations in excess of plan assets:

June 30	2005	2004
(In thousands)
Accumulated benefit obligation	$ 16,977	$ 14,211
Fair value of plan assets	91	81

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:
		Pension		Postretirement
Years ended June 30	2005	2004	2003	2005	2004	2003
(In thousands)
Components of net periodic benefit cost
Service cost	$5,362	$4,190	$4,805	$854	$816	$752
Interest cost	4,487	4,100	4,991	1,286	1,358	1,351
Expected return on plan assets	(6,327)	(4,385)	(4,950)	-	-	-
Prior service cost amortization	682	666	666	(286)	(200)	(200)
Actuarial loss (gain) amortization	137	450	(166)	70	-	-
Transition amount amortization	-	168	223	-	-	-
Settlement gain		-	(266)	-	-	-
Net periodic benefit expense	$4,341	$5,189	$5,303	$1,924	$1,974	$1,903

In fiscal 2003 lump sum benefit payments triggered accelerated recognition of past gains, resulting in a settlement gain that reduced the Company's pension expense.
		Pension			Postretirement
Years ended June 30	2005	2004	2003	2005	2004	2003
(In thousands)
Increase (decrease) in minimum liability included in other comprehensive income (net of tax)	$958	$67	$(350)	$-	$-	$-

Assumptions
 Benefit obligations were determined using the following weighted-average assumptions:
	Pension		Postretirement
June 30	2005	2004	2005	2004
Weighted-average assumptions
Discount rate	5.60%	5.75%	5.60%	5.75%
Rate of compensation increase	4.50%	5.00%	4.50%	5.00%
Rate of increase in health care cost levels:
Initial level	NA	NA	9.00%	10.50%
Ultimate level	NA	NA	5.50%	5.50%
Years to ultimate level	NA	NA	3 yrs	4 yrs
NA-Not applicable

Net periodic benefit costs were determined using the following weighted-average assumptions:

		Pension		Postretirement
Years ended June 30	2005	2004	2003	2005	2004	2003
Weighted-average assumptions
Discount rate	5.75%	6.25%	7.25%	5.75%	6.25%	7.25%
Expected return on plan assets	8.00%	8.00%	8.25%	NA	NA	NA
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Rate of increase in health care cost levels:
Initial level	NA	NA	NA	10.50%	12.00%	8.00%
Ultimate level	NA	NA	NA	5.50%	5.50%	5.75%
Years to ultimate level	NA	NA	NA	4 yrs	5 yrs	5 yrs
NA-Not applicable

The expected long-term rate of return on asset assumption was determined, with the assistance of the Company's investment consultants, based on a variety of factors. These factors include, but are not limited to, the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The Company reviews this long-term assumption on a periodic basis.

Assumed rates of increase in healthcare cost levels have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2005	$157	$(135)
Effect on postretirement benefit obligation as of June 30, 2005	626	(548)

Meredith's postretirement healthcare plan does not provide prescription drug benefits for Medicare-eligible retirees. Therefore, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, enacted in December 2003, has no effect on the accumulated postretirement benefit obligation or net periodic cost of the Company's plan.

Plan Assets
 The targeted and weighted-average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	Target Allocation	Actual Allocation
June 30		2005	2004
Domestic equity securities	60%	60%	60%
International equity securities	10%	10%	10%
Fixed income investments	30%	30%	30%
Fair value of plan assets	100%	100%	100%

The primary objective of the Company's pension plans is to provide eligible employees with scheduled pension benefits by utilizing a prudent investment approach. The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks and between growth and value stocks and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. The target asset allocations represent the long-term perspective. A 10% range is utilized around individual asset classes. The overall asset mix is reviewed on a quarterly basis and plan assets are rebalanced back to target allocations as needed.

Equity securities do not include any Meredith Corporation common or class B stock at June 30, 2005 or 2004. Dividend income of $24 thousand was received on Meredith common stock in fiscal 2003 prior to the sale of such shares.

Cash Flow
Meredith expects to contribute approximately $7.6 million to its pension plans and $2.2 million to its postretirement plan in fiscal 2006.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
Fiscal years ended June 30:
(In thousands)
2006	$11,245	$2,174
2007	21,192	2,437
2008	8,004	2,702
2009	8,750	2,923
2010	8,691	3,165
2011-2015	44,988	19,263

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

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock on the open market. In each of February 2004 and January 2005, an additional 2 million share repurchase authorization was approved.

Repurchases under these authorizations were as follows:

Years ended June 30	2005	2004	2003
(In thousands)
Number of shares	1,964	747	761
Cost at market value	$97,458	$37,416	$31,521

As of June 30, 2005, approximately 2.1 million shares could be repurchased under existing authorizations by the Board of Directors.

15.  Common Stock and Stock Option Plans

On June 30, 2005, Meredith had an employee stock purchase plan and several stock incentive plans all of which are shareholder approved. A more detailed description of these plans follows. Compensation expense recognized for these plans was $11.7 million (before the favorable pretax adjustment for the cumulative effect of the change in accounting principle of $1.5 million) in fiscal 2005, $12.2 million in fiscal 2004 and $11.3 million in fiscal 2003. The total income tax benefit recognized in earnings before the cumulative effect of the change in accounting principle for share-based payment arrangements was $4.5 million in fiscal 2005, $4.7 million in fiscal 2004 and $4.4 million in fiscal 2003.

Employee Stock Purchase Plan
Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. Shareholders authorized 500,000 common shares for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using a Black-Scholes option pricing model. The term of the option is 3 months, the term of the offering period. The expected stock price volatility was approximately 14 percent in the fiscal 2005 and 2004, and 25 percent in fiscal 2003. Information about the shares issued under this plan follows:

Years ended June 30	2005	2004	2003
(In thousands except per share)
Shares issued	52	43	32
Average fair value	$8.14	$7.47	$7.28
Average purchase price	41.75	40.90	32.37
Average market price	49.64	50.24	41.04

Stock Incentive Plans
 Meredith has 5 stock incentive plans (the Plans) that permit the Company to issue up to 16.1 million shares in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance cash awards to key employees and directors of the Company. Awards related to approximately 12.4 million shares have been made under these plans as of June 30, 2005. The Plans are designed to provide incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting and retaining employees; and, to better align the interests of employees with those of the shareholders.

The Company has awarded restricted shares of common stock to eligible key employees and to nonemployee directors under the Plans. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards generally vest over three or five years. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants, net of estimated forfeitures, are amortized over the vesting periods. The Company's restricted stock activity during the year ended June 30, 2005 follows:

Restricted Stock	Shares	Weighted- Average Grant Date Fair Value
(In thousands except per share)
Nonvested at July 1, 2004	86	$42.01
Granted	24	49.25
Vested ested	(17)	38.83
Forfeited	(10)	43.21
Nonvested at June 30, 2005 net	83	44.56

As of June 30, 2005, there was $1.9 million of unearned compensation cost related to the restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2005, 2004 and 2003 was $49.25, $48.61 and $42.71, respectively. The total fair value of shares vested during the years ended June 30, 2005, 2004 and 2003 was $0.8 million, $2.1 million and $1.9 million, respectively.

Meredith also has outstanding restricted stock units and stock equivalent units (stock units) that were sold to employees and directors through various deferred compensation plans. The period of deferral is specified when the deferral election is made. These stock units are sold at the market price of the underlying stock on the date of sale. In addition, shares of restricted stock may be converted to stock units upon vesting. The following summarizes the activity for stock units during the year ended June 30, 2005:

Stock Units	Units	Weighted- Average Sale Date Fair Value
(In thousands except per share)
Balance at July 1, 2004	142	$28.83
Additions	11	44.41
Converted to common stock	(4)	35.81
Balance at June 30, 2005 net	149	29.81

The aggregate intrinsic value of the stock units outstanding at June 30, 2005 was $2.9 million. The total intrinsic value of the stock units converted to common stock in the years ended June 30, 2005, 2004 and 2003 was $236 thousand, $26 thousand and $12 thousand, respectively.

Meredith also has granted nonqualified stock options to certain employees and directors under the Plans. Options are granted at prices not less than the market price of the underlying stock on the date of grant. All options granted under the Plans expire at the end of 10 years. Most of the options granted in fiscal 2004 and 2005 vest three years from the date of grant. Most of the options granted prior to fiscal 2004 vest one-third each year over a three-year period. The Company elected to recognize the expense associated with the graded vesting options on a straight-line basis for each separately vesting portion of the award as if the award were, in substance, multiple awards. Meredith also occasionally has granted options tied to attaining specified earnings per share and/or return on equity goals for the subsequent three-year period. Attaining these goals results in the acceleration of vesting for all, or a portion of, the options to three years from the date of grant. Options not subject to accelerated vesting vest eight years from the date of grant, subject to certain tenure qualifications.

A summary of stock option activity and weighted average exercise prices follows:

	Options (In 000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In 000)
Outstanding July 1, 2004	6,322	$ 34.98
Granted	939	50.07
Exercised	(705)	29.40
Forfeited	(388)	44.25
Outstanding June 30, 2005	6,168	37.33	5.59 years	$74,380
Exercisable June 30, 2005	3,691	$ 32.27	3.98 years	$63,494

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

Years ended June 30	2005		2004		2003
Risk-free interest rate	3.3-4.0%		3.3-4.2%		3.2-4.0%
Expected dividend yield	0.90%		0.90%		0.75%
Expected option life	4-7	yrs	4-7	yrs	5-8	yrs
Expected stock price volatility	19-23%		23%		25%
Weighted-average stock price volatility	22%		23%		25%

The weighted-average grant date fair value of options granted during the years ended June 30, 2005, 2004 and 2003 was $13.27, $13.49 and $11.98, respectively. The total intrinsic value of options exercised during the years ended June 30, 2005, 2004 and 2003 was $15.0 million, $27.7 million and $34.9 million, respectively. As of June 30, 2005 there was $14.4 million in unrecognized compensation cost for stock options granted under the Plans. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2005, 2004 and 2003 was $20.7 million, $24.5 million and $21.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.9 million, $10.8 million and $13.6 million, respectively for the years ended June 30, 2005, 2004 and 2003.

Meredith expects, from year to year, to repurchase a sufficient number of shares of stock to approximate or exceed the number of options granted annually.

16.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $10.7 million in fiscal 2005 , $9.9 million in fiscal 2004,  and $9.2 million in fiscal 2003. Below are the minimum rental commitments at June 30, 2005 (before the acquisition discussed in Note 20), under all noncancelable operating leases due in succeeding fiscal years:

Years ended June 30
(In thousands)
2006	$11,030
2007	9,892
2008	8,507
2009	7,890
2010	7,897
Later years	17,022
Total amounts payable	$62,238

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the Consolidated Financial Statements, in the amount of $53.5 million at June 30, 2005 ($55.0 million at June 30, 2004). The fair values of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, were $48.2 million and $47.8 million at June 30, 2005 and 2004, respectively.

The broadcast rights payments due in succeeding fiscal years are:

Years ended June 30	Recorded Commitments	Unavailable Rights
(In thousands)
2006	$18,676	$12,083
2007	9,919	13,853
2008	5,219	12,673
2009	1,445	5,472
2010	375	2,967
Later years	250	6,495
Total amounts payable	$35,884	$53,543

The Company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position or liquidity.

17.  Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) includes net earnings (loss) as well as items of other comprehensive income (loss).

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2002	$(734)	$(350)	$(1,226)	$(2,310)
Current-year adjustments, pretax	333	573	340	1,246
Tax expense	(130)	(223)	(133)	(486)
Other comprehensive income	203	350	207	760
Balance at June 30, 2003	(531)	-	(1,019)	(1,550)
Current-year adjustments, pretax	281	(110)	1,670	1,841
Tax (expense) benefit	(110)	43	(651)	(718)
Other comprehensive income (loss)	171	(67)	1,019	1,123
Balance at June 30, 2004	(360)	(67)	-	(427)
Current-year adjustments, pretax	589	(1,570)	-	(981)
Tax (expense) benefit	(229)	612	-	383
Other comprehensive income (loss)	360	(958)	-	(598)
Balance at June 30, 2005	$-	$(1,025)	$-	$(1,025)

18.  Financial Information about Industry Segments

Meredith is a diversified media company primarily focused on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. The publishing segment information includes the effect of the acquisition of the American Baby Group in December 2002. The broadcasting segment primarily includes the operations of network-affiliated television stations. Virtually all of the Company's revenues are generated in the United States and all of the assets reside within the United States. There are no material intersegment transactions. Results for fiscal years 2004 and 2003 have been restated to include share-based compensation expense (Note 2).

There are two principal financial measures reported to the chief executive officer (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings before interest, taxes, depreciation, and amortization (EBITDA). Operating profit for segment reporting, disclosed below, is revenues less operating costs excluding unallocated corporate expenses. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff and human resources administration expenses. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Nonoperating income (expense) and interest income and expense are not allocated to the segments. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, EBITDA is not presented below.

A significant noncash item included in segment operating costs, other than depreciation and amortization of fixed and intangible assets, is the amortization of broadcast rights in the broadcasting segment. Broadcast rights amortization totaled $30.6 million in fiscal 2005, $31.1 million in fiscal 2004 and $37.3 million in fiscal 2003.

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

Expenditures for long-lived assets other than capital expenditures in the broadcasting segment included the acquisition of one television station and the non-license assets of another television station in fiscal 2005. These acquisitions resulted in net additions to broadcasting segment long-lived assets of $48.7 million.

The following table presents financial information by segment:
Years ended June 30	2005	Restated 2004	Restated 2003
(In thousands)
Revenues
Publishing	$908,790	$873,052	$808,049
Broadcasting	312,499	288,600	272,055
Total revenues	$1,221,289	$1,161,652	$1,080,104

Operating Profit
Publishing	$174,251	$158,028	$136,344
Broadcasting	86,662	69,372	57,085
Unallocated corporate	(32,859)	(35,309)	(31,460)
Income from operations	$228,054	$192,091	$161,969

Depreciation/amortization
Publishing	$9,832	$9,904	$11,685
Broadcasting	23,263	22,315	21,608
Unallocated corporate	2,210	3,024	3,047
Total depreciation/amortization	$35,305	$35,243	$36,340

Assets
Publishing	$429,866	$421,217	$428,054
Broadcasting	952,919	907,536	908,340
Unallocated corporate	108,523	137,174	95,430
Total assets	$1,491,308	$1,465,927	$1,431,824

Capital expenditures
Publishing	$3,521	$3,910	$3,919
Broadcasting	17,528	16,845	18,643
Unallocated corporate	2,796	3,780	4,083
Total capital expenditures	$23,845	$24,535	$26,645

19.  Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2005	Restated First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share)
Revenues
Publishing	$215,578	$204,663	$235,730	$252,819	$908,790
Broadcasting	73,285	89,890	69,787	79,537	312,499
Total revenues	$288,863	$294,553	$305,517	$332,356	$1,221,289
Operating Profit
Publishing	$37,823	$24,817	$54,996	$56,615	$174,251
Broadcasting	14,253	32,186	16,220	24,003	86,662
Unallocated corporate expense	(8,103)	(8,302)	(8,914)	(7,540)	(32,859)
Income from operations	$43,973	$48,701	$62,302	$73,078	$228,054
Earnings before
cumulative effect of change
in accounting principle	$23,917	$26,822	$35,228	$42,182	$128,149
Net earnings	23,917	27,715	35,228	42,182	129,042
Basic earnings per share
Before cumulative effect of
change in accounting principle	0.48	0.54	0.71	0.86	2.57
Net earnings	0.48	0.56	0.71	0.86	2.59
Diluted earnings per share
Before cumulative effect of
change in accounting principle	0.46	0.52	0.69	0.83	2.50
Net earnings	0.46	0.54	0.69	0.83	2.52
Dividends per share	0.12	0.12	0.14	0.14	0.52

Fiscal 2005

First quarter results have been restated to include share-based compensation expense. Meredith adopted SFAS 123R (Note 2) effective October 1, 2004 using a retrospective transition method in which financial statements for prior periods were adjusted on a basis consistent with prior pro forma disclosures. Share-based compensation expense recorded from the adoption of SFAS 123R totaled $2.8 million in the first quarter ($1.7 million after tax), or $0.04 per diluted share.

Second quarter results include the cumulative effect of a change in accounting principle related to the adoption of SFAS 123R of $1.5 million ($0.9 million after tax), or $0.02 per diluted share, to reduce compensation expense recognized in previous periods for the estimated forfeitures of outstanding awards.

As a result of rounding and changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

Year ended June 30, 2004 Restated	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share)
Revenues
Publishing	$206,671	$206,855	$230,432	$229,094	$873,052
Broadcasting	65,999	73,524	69,121	79,956	288,600
Total revenues	$272,670	$280,379	$299,553	$309,050	$1,161,652
Operating Profit
Publishing	$32,281	$21,951	$51,691	$52,105	$158,028
Broadcasting	10,007	19,596	14,231	25,538	69,372
Unallocated corporate expense	(7,956)	(7,224)	(9,361)	(10,768)	(35,309)
Income from operations	$34,332	$34,323	$56,561	$66,875	$192,091
Net earnings	$17,490	$17,557	$31,234	$37,678	$103,959
Basic earnings per share	0.35	0.35	0.62	0.75	2.07
Diluted earnings per share	0.34	0.34	0.60	0.72	2.00
Dividends per share	0.095	0.095	0.120	0.120	0.430

Fiscal 2004

Results for all of fiscal 2004 have been restated to include share-based compensation expense. Meredith adopted SFAS 123R (Note 2) effective October 1, 2004 using a retrospective transition method in which financial statements for prior periods were adjusted on a basis consistent with prior pro forma disclosures. The following provides information about the restatement resulting from the adoption of SFAS 123R.

Year ended June 30, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share)
Share-based compensation expense	$ 2,545	$ 3,068	$ 2,688	$ 2,722	$ 11,023
Tax benefit	(985)	(1,188)	(1,040)	(1,053)	(4,266)
Reduction in net earnings	$ 1,560	$ 1,880	$ 1,648	$ 1,669	$ 6,757
Reduction in basic earnings per share	$ 0.03	$ 0.04	$ 0.03	$ 0.03	$ 0.13
Reduction in diluted earnings per share	0.03	0.04	0.04	0.04	0.14

As a result of rounding and changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

20. Subsequent Event

On July 1, 2005, Meredith acquired Parents, Family Circle, Fitness, Child, and Ser Padres magazines from Gruner + Jahr Printing & Publishing for $350 million in cash. These well-known, established consumer magazines currently have rate bases that range from 500,000 to 4.2 million. The four titles measured by Publishers Information Bureau (PIB) (Parents, Family Circle, Fitness and Child) generated nearly 4,900 total advertising pages in calendar 2004. The acquisition helps implement Meredith's previously articulated corporate strategies of broadening its magazine portfolio, attracting younger women readers to Meredith magazines, and capturing the potential in the Hispanic market. As a result of the acquisition, Meredith titles have the largest female reach in the magazine industry based on Mediamark Research Inc. (MRI) data. Including the new titles, Meredith titles now have circulation of nearly 30 million making Meredith the second largest consumer magazine publisher in the United Stated, according to data gathered from the AuditBureau of Circulations (ABC) and BPA Worldwide.

Meredith's results of operations include the new titles beginning July 1, 2005. The Publishing Group expects the new titles to add approximately $300 million of revenue thereby increasing segment revenues to more than $1.2 billion, a gain of 33 percent. The acquisition is expected to be modestly accretive to earnings per share in fiscal 2006.

The estimated cash purchase price including transaction costs is $353.6 million. The allocation of the purchase price to assets acquired and liabilities assumed is preliminary pending completion of an independent third-party valuation and finalization of management's restructuring plan pertaining to the acquired business. Management's initial preliminary purchase price allocation resulted in goodwill of $235.0 million, identifiable intangible assets of $111.0 million, tangible assets of $4.7 million, net working capital of $40.0 million, and assumed liabilities of $37.1 million. The identifiable intangible assets include trade names of $74.6 million, subscriber relationships of $16.0 million, advertiser relationships of $18.8 million, and other miscellaneous intangible assets with a value of $1.6 million. Goodwill and trade names will not be subject to amortization. Other intangible assets will be amortized over their estimated useful lives.

The transaction was financed through a new $300 million private placement of fixed-rate senior notes with a weighted average interest rate of 4.56 percent. The balance was financed under our existing credit facilities. The new private placement debt will mature in staggered terms over the next two to five years.

ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Meredith Corporation and Subsidiaries
Years ended June 30	2005	Restated 2004	Restated 2003	Restated 2002	Restated 2001	Restated 2000
(In thousands except per share)
Results of operations
Revenues	$1,221,289	$1,161,652	$1,080,104	$987,829	$1,043,451	$1,089,470
Costs and expenses	957,930	934,318	881,795	825,630	848,007	861,415
Depreciation and amortization	35,305	35,243	36,340	53,640	51,572	52,349
Nonrecurring items	-	-	-	-	25,308	23,096
Income from operations	228,054	192,091	161,969	108,559	118,564	152,610
Net interest (expense) income	(19,002)	(22,501)	(27,209)	(32,589)	(31,901)	(33,751)
Nonoperating (expense) income	-	-	(1,551)	63,812	21,477	-
Income taxes	(80,903)	(65,631)	(51,551)	(54,095)	(41,809)	(53,048)
Earnings from continuing operations	128,149	103,959	81,658	85,687	66,331	65,811
Discontinued operations	-	-	-	-	-	-
Cumulative effect of change in
accounting principle	893	-	(85,749)	-	-	-
Net earnings (loss)	$129,042	$103,959	$(4,091)	$85,687	$66,331	$65,811
Basic per share information
Earnings from continuing operations	$2.57	$2.07	$1.64	$1.73	$1.33	$1.28
Discontinued operations	-	-	-	-	-	-
Cumulative effect of change in
accounting principle	0.02	-	(1.72)	-	-	-
Net earnings (loss)	$2.59	$2.07	$(0.08)	$1.73	$1.33	$1.28
Diluted per share information
Earnings from continuing operations	$2.50	$2.00	$1.59	$1.67	$1.29	$1.25
Discontinued operations	-	-	-	-	-	-
Cumulative effect of change in
accounting principle	0.02	-	(1.67)	-	-	-
Net earnings (loss)	$2.52	$2.00	$(0.08)	$1.67	$1.29	$1.25
Average diluted shares outstanding	51,220	51,926	51,276	51,230	51,354	52,774
Other per share information
Dividends	$0.52	$0.43	$0.37	$0.35	$0.33	$0.31
Stock price-high	55.51	55.94	47.75	45.00	38.97	42.00
Stock price-low	44.51	43.65	33.42	26.50	26.75	22.37
Financial Position at June 30
Current assets	$304,495	$314,014	$268,429	$272,211	$291,082	$288,799
Working capital	(134,585)	(56,736)	(28,682)	(35,195)	(80,324)	(69,902)
Net assets of discontinued operations	-	-	-	-	-	-
Total assets	1,491,308	1,465,927	1,431,824	1,460,264	1,437,747	1,439,773
Long-term obligations
(including current portion)	285,884	332,953	419,574	429,331	505,758	541,146
Shareholders' equity	651,827	609,971	517,763	525,489	462,582	391,965
Number of employees at June 30	2,706	2,696	2,633	2,569	2,616	2,703
Comparable Basis Reporting(1)
Earnings from continuing operations	$128,149	$103,959	$81,658	$85,687	$66,331	$65,811
Adjustment for SFAS 142:
add back amortization, net of tax	-	-	-	11,998	12,106	12,603
Adjusted earnings from continuing
operations	$128,149	$103,959	$81,658	$97,685	$78,437	$78,414
Adjusted earnings from continuing
operations:
per basic share	$2.57	$2.07	$1.64	$1.97	$1.57	$1.53
per diluted share	2.50	2.00	1.59	1.91	1.53	1.49

(1)  Comparable basis reporting assumes the provisions of SFAS 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods. See Note 3 of the "Notes to Consolidated Financial Statements."

ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA (continued)

Meredith Corporation and Subsidiaries
Years ended June 30	Restated 1999	Restated 1998	Restated 1997	Restated 1996	1995
(In thousands except per share)
Results of operations
Revenues	$1,029,804	$1,004,922	$850,702	$864,676	$826,194
Costs and expenses	823,063	822,477	716,955	744,095	734,475
Depreciation and amortization	44,083	36,840	22,997	25,130	19,017
Nonrecurring items	-	-	-	-	-
Income from operations	162,658	145,605	110,750	95,451	72,702
Net interest (expense) income	(21,287)	(13,387)	3,756	(3,347)	6,894
Nonoperating (expense) income	2,375	-	-	5,898	-
Income taxes	(59,054)	(56,319)	(49,153)	(44,466)	(35,398)
Earnings from continuing operations	84,692	75,899	65,353	53,536	44,198
Discontinued operations	-	-	27,693	(717)	(4,353)
Cumulative effect of change in
accounting principle	-	-	-	-	(46,160)
Net earnings (loss)	$84,692	$75,899	$93,046	$52,819	$(6,315)
Basic per share information
Earnings from continuing operations	$1.62	$1.43	$1.22	$0.98	$0.81
Discontinued operations	-	-	0.52	(0.02)	(0.07)
Cumulative effect of change in
accounting principle	-	-	-	-	(0.86)
Net earnings (loss)	$1.62	$1.43	$1.74	$0.96	$(0.12)
Diluted per share information
Earnings from continuing operations	$1.58	$1.39	$1.18	$0.95	$0.79
Discontinued operations	-	-	0.50	(0.01)	(0.07)
Cumulative effect of change in
accounting principle	-	-	-	-	(0.83)
Net earnings (loss)	$1.58	$1.39	$1.68	$0.94	$(0.11)
Average diluted shares outstanding	53,761	54,603	55,522	56,391	55,508
Other per share information
Dividends	$0.29	$0.27	$0.24	$0.21	$0.19
Stock price-high	48.50	46.94	29.37	24.37	13.50
Stock price-low	26.69	26.75	19.69	11.75	10.62
Financial Position at June 30
Current assets	$256,175	$246,801	$337,208	$210,676	$250,598
Working capital	(87,940)	(100,068)	59,248	(68,831)	(28,436)
Net assets of discontinued operations	-	-	-	88,051	88,097
Total assets	1,423,396	1,065,989	760,433	733,692	743,796
Long-term obligations
(including current portion)	564,573	244,607	17,032	71,482	102,259
Shareholders' equity	368,934	355,440	329,264	262,449	241,050
Number of employees at June 30	2,642	2,559	2,102	2,234	2,400
Comparable Basis Reporting(1)
Earnings from continuing operations	$84,692	$75,899	$65,353	$53,536	$44,198
Adjustment for SFAS 142:
add back amortization, net of tax	9,592	7,617	4,154	2,783	3,199
Adjusted earnings from continuing
operations	$94,284	$83,516	$69,507	$56,319	$47,397
Adjusted earnings from continuing
operations:
per basic share	$1.81	$1.58	$1.30	$1.03	$0.86
per diluted share	1.75	1.53	1.25	1.00	0.85

(1)  Comparable basis reporting assumes the provisions of SFAS 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods. See Note 3 of the "Notes to Consolidated Financial Statements."

NOTES TO ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

General

Prior years are reclassified to conform with the current-year presentation.

Fiscal years 1996 through 2004 have been restated to include share-based compensation expense effective with the adoption of SFAS 123R, Share-based Payments, using the modified retrospective transition method.

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

Earnings from continuing operations

Fiscal 2003 nonoperating expense primarily represented a loss on the sale of a subsidiary.

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

Discontinued operations

Fiscal years 1995 through 1997 include the results of the Company's former cable television operation reflected as a discontinued operation.

Fiscal 1997 included an after-tax gain from the disposition of the Company's remaining interest in the cable television operation.

Fiscal 1996 included cable net losses through the measurement date of September 30, 1995.

Fiscal 1995 included an after-tax gain from the disposition of a cable property.

Changes in accounting principles

Fiscal 2005 reflected the adoption of SFAS 123R, Share-based Payment.

Fiscal 2003 reflected the adoption of SFAS 142, Goodwill and Other Intangible Assets.

Fiscal 1995 reflected the adoption of Practice Bulletin 13, Direct-Response Advertising and Probable Future Benefits.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
Meredith Corporation and Subsidiaries

		Additions
Those reserves which are deducted in the Consolidated Financial Statements from Receivables:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2005
Reserve for doubtful accounts	$4,683	$3,455	$-	$(2,504)	$5,634
Reserve for returns	10,161	19,094	-	(19,684)	9,571
Total	$14,844	$22,549	$-	$(22,188)	$15,205
Fiscal year ended June 30, 2004
Reserve for doubtful accounts	$7,459	$3,591	$-	$(6,367)	$4,683
Reserve for returns	6,363	28,017	-	(24,219)	10,161
Total	$13,822	$31,608	$-	$(30,586)	$14,844
Fiscal year ended June 30, 2003
Reserve for doubtful accounts	$7,904	$3,236	$-	$(3,681)	$7,459
Reserve for returns	7,234	16,402	-	(17,273)	6,363
Total	$15,138	$19,638	$-	$(20,954)	$13,822

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Meredith conducted an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act, as amended) as of June 30, 2005. Based on this evaluation, Meredith's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act, as amended. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that internal control over financial reporting was effective as of June 30, 2005.

KPMG, LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. It follows beginning on page 81.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Meredith Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Meredith Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Meredith Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Meredith Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of earnings (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
September 8, 2005

ITEM 9B.  OTHER INFORMATION

On August 9, 2005, the Compensation Committee of the Board of Directors of Meredith Corporation determined the following cash bonuses for the following executive officers for the fiscal year ended June 30, 2005:  William T. Kerr, Chairman and Chief Executive Officer-$2,600,000; Stephen M. Lacy, President and Chief Operating Officer-$921,925; John H. Griffin, Jr., President-Publishing Group-$675,000; John S. Zieser, Vice President-Corporate Development, General Counsel & Secretary-$720,000; Suku V. Radia, Vice President-Chief Financial Officer-$525,000; and Paul A. Karpowicz, President-Broadcasting Group-$300,000.

In addition, the Compensation Committee set base salaries for fiscal 2006 for the following executive officers:  William T. Kerr-$1,000,000; Stephen M. Lacy-$710,000; John H. Griffin, Jr.-$600,000; Paul A. Karpowicz-$575,000; John S. Zieser-$500,000; and Suku V. Radia-$480,000.

In addition, for fiscal 2006, the Compensation Committee fixed targets for cash bonuses ranging from 50% to 250% of base salary for the Chairman and Chief Executive Officer, 37.5% to 187.5% of base salary for the President and Chief Operating Officer, and 30% to 150% of base salary for the other executives. The Chairman and Chief Executive Officer's bonus is 100% based on earnings per share and cash flow, the President and Chief Operating Officer's bonus is 85% based on earnings per share and cash flow and 15% based on certain qualitative standards, and the other executives' bonuses are 85% based on earnings per share, cash flow and other quantifiable financial criteria and 15% based on certain qualitative standards.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2005, under the captions "Election of Directors," "Board Committees, Meetings and Compensation," and "Corporate Governance" and in Part I of this Form 10-K beginning on page 11 under the caption "Executive Officers of the Company," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2005, under the captions "Compensation of Executive Officers," "Retirement Programs and Employment Agreements" and "Board Committees, Meetings and Compensation-Compensation of the Board" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2005, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The following table sets forth information with respect to the Company's common stock that may be issued under all equity compensation plans of the Company in existence as of June 30, 2005. All of the equity compensation plans for which information is included in the following table have been approved by shareholders.
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	6,329,838	37.16	4,023,521
Equity compensation plans not approved by shareholders	None	N/A	None
Total	6,329,838	37.16	4,023,521
N/A - Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2005, under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2005, under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 39 (Item 8).

(a)	Financial Statements, Financial Statement Schedule and Exhibits

	1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2005 and 2004
Consolidated Statements of Earnings (Loss) for the years ended June 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Eleven-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2005, 2004 and 2003
Schedule II-Valuation and Qualifying Accounts

All other Schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the consolidated financial statements or notes thereto, or are not significant in amount.

	3.	Exhibits
Certain of the exhibits to this Form 10-K are incorporated herein by reference, as specified:
(See Index to Attached Exhibits on page E-1 of this Form 10-K.)

		3.1	The Company's Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003.

		3.2	The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the period ended June 30, 2004.

4.1

Note Purchase Agreement dated as of March 1, 1999 among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the period ended June 30, 2004. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

4.2

Credit Agreement dated as of April 5, 2002 among Meredith Corporation and a group of banks including amendment dated May 7, 2004 is incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the period ended June 30, 2004. Second amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004.

4.3

$100 million Note Purchase Agreements dated as of April 1, 2002 among Meredith Corporation, as issuer and seller, and named purchasers are incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the period ended June 30, 2004.

4.4

Note Purchase Agreement dated as of July 1, 2005 among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 7, 2005.

10.1

Meredith Corporation 1990 Restricted Stock Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.*

10.2

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

10.4	Meredith Corporation Management Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.*

10.5

Employment Agreement dated February 1, 2001, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003. Consultancy Agreement and amendment to the aforementioned employment agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2004.*

10.6

Deferral Agreement dated August 9, 2004 between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 2004.*

10.7

Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996. Amendment to the aforementioned plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.*

10.8

Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 1993.*

10.9

1992 Meredith Corporation Stock Incentive Plan effective August 12, 1992, is incorporated herein by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.*

10.10

Meredith Corporation 1996 Stock Incentive Plan effective August 14, 1996, is incorporated herein by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders on November 11, 1996. Amendment to the aforementioned plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.*

10.11

Indemnification Agreement in the form entered into between the Company and its officers and directors is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 1988.*

10.12

Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000. Addendum to the aforementioned agreement entered into between Meredith Corporation and Stephen M. Lacy is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.*

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

10.16

Amended and Restated Supplemental Benefit Plan effective January 1, 2001 is incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended June 30, 2003.*

10.17	Meredith Corporation 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit B to the Company's Proxy Statement for the Annual Meeting of Shareholders on November 8, 2004.*

10.18

Form of Restricted Stock Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004.*

10.19

Form of Nonqualified Stock Option Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004.*

10.20

Letter employment agreement dated February 14, 2005 between Meredith Corporation and Paul A. Karpowicz is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 10, 2005.*

10.21	Disclosure of cash awards, new salaries and target for cash bonuses for Executive Officers

10.22

Form of Restricted Stock Unit Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 8, 2005.*

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

MEREDITH CORPORATION
By /s/ John S. Zieser
John S. Zieser, Vice President- Corporate Development/General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suku V. Radia	/s/ William T. Kerr
Suku V. Radia, Vice President- Chief Financial Officer (Principal Accounting and Financial Officer)	William T. Kerr, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen M. Lacy	/s/ Herbert M. Baum
Stephen M. Lacy, President, Chief Operating Officer and Director	Herbert M. Baum, Director

/s/ Mary Sue Coleman	/s/ Mell Meredith Frazier
Mary Sue Coleman, Director	Mell Meredith Frazier, Director

/s/ Frederick B. Henry	/s/ Joel W. Johnson
Frederick B. Henry, Director	Joel W. Johnson, Director

/s/ Robert E. Lee	/s/ David J. Londoner
Robert E. Lee, Director	David J. Londoner, Director

/s/ Philip A. Marineau	/s/ Charles D. Peebler, Jr.
Philip A. Marineau, Director	Charles D. Peebler, Jr., Director

/s/ Nicholas L. Reding
Nicholas L. Reding, Director

Each of the above signatures is affixed as of September 5, 2005.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.21	Disclosure of cash awards, new salaries and target for cash bonuses for Executive Officers

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 E-1

HIGHLIGHTS
Click here for Table of Contents

Part I	Description of Business
Publishing
Broadcasting
Executive Officers

Part II	Market Information, Dividends, Holders and Issuer Purchases
Management's Discussion and Analysis
Quantitative and Qualitative Disclosures
Financial Data:
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Earnings
Statements of Cash Flow
Statements of Shareholders' Equity
Notes
Eleven-Year Financial History
Controls and Procedures
Other Information

Part III	Principal Accountant Fees and Services

Part IV	Exhibits and Financial Statement Schedules