Form 10-Q
period 2005-10-28
MEREDITH CORP
filed 2005-10-28
CIK 65011

             click here for HIGHLIGHTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2005
Common shares	39,725,906
Class B shares	9,583,498
Total common and class B shares	49,309,404

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) September 30, 2005	June 30, 2005
(In thousands)
Current assets
Cash and cash equivalents	$11,336	$29,788
Accounts receivable, net	247,449	176,669
Inventories	59,696	41,562
Current portion of subscription acquisition costs	81,446	27,777
Current portion of broadcast rights	23,862	13,539
Other current assets	21,035	15,160
Total current assets	444,824	304,495
Property, plant and equipment	413,881	398,882
Less accumulated depreciation	(213,650)	(205,926)
Net property, plant and equipment	200,231	192,956
Subscription acquisition costs	73,075	24,722
Broadcast rights	11,089	7,096
Other assets	68,155	58,589
Intangibles, net	816,560	707,068
Goodwill	428,366	196,382
Total assets	$2,042,300	$1,491,308

See accompanying Notes to Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
Liabilities and Shareholders' Equity	(Unaudited) September 30, 2005	June 30, 2005
(In thousands except per share data)
Current liabilities
Current portion of long-term debt	$75,000	$125,000
Current portion of broadcast rights payable	29,134	18,676
Accounts payable	59,606	48,462
Accrued expenses and other liabilities	124,966	119,526
Current portion of unearned subscription revenues	201,203	127,416
Total current liabilities	489,909	439,080
Long-term debt	530,000	125,000
Long-term broadcast rights payable	22,166	17,208
Unearned subscription revenues	172,445	112,358
Deferred income taxes	101,068	93,929
Other noncurrent liabilities	53,668	51,906
Total liabilities	1,369,256	839,481
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000 shares; none issued	-	-
Common stock, par value $1 per share
Authorized 80,000 shares; issued and outstanding 39,726 shares (excluding 28,602 treasury shares) and 39,700 shares (excluding 28,439 treasury shares), respectively	39,726	39,700
Class B stock, par value $1 per share, convertible to common stock
Authorized 15,000 shares; issued and outstanding 9,583 shares and 9,596 shares, respectively	9,583	9,596
Additional paid-in capital	59,438	55,346
Retained earnings	569,639	550,115
Accumulated other comprehensive loss	(1,025)	(1,025)
Unearned compensation	(4,317)	(1,905)
Total shareholders' equity	673,044	651,827
Total liabilities and shareholders' equity	$2,042,300	$1,491,308

See accompanying Notes to Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)

Three Months Ended September 30,	2005	Restated 2004
(In thousands except per share data)
Revenues
Advertising	$233,230	$180,591
Circulation	94,883	58,226
All other	62,152	50,046
Total revenues	390,265	288,863
Operating costs and expenses
Production, distribution and editorial	176,761	129,176
Selling, general and administrative	150,942	107,283
Depreciation and amortization	11,379	8,431
Total operating costs and expenses	339,082	244,890
Income from operations	51,183	43,973
Interest income	177	217
Interest expense	(8,020)	(5,172)
Earnings before income taxes	43,340	39,018
Income taxes	16,903	15,101
Net earnings	$26,437	$23,917

Basic earnings per share	$0.54	$0.48
Basic average shares outstanding	49,318	50,267

Diluted earnings per share	$0.52	$0.46
Diluted average shares outstanding	50,725	51,859

Dividends paid per share	$0.140	$0.120

See accompanying Notes to Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In thousands)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensa- tion	Total
Balance at June 30, 2005	$ 39,700	$ 9,596	$ 55,346	$ 550,115	$ (1,025)	$ (1,905)	$ 651,827
Net earnings Net earnings	-	-	-	26,437	-	-	26,437
Other comprehensive income, net of tax	-	-	-	-	-	-	-
Total comprehensive income							26,437

Stock issued under various incentive
plans, net of forfeitures	215	-	6,201	-	-	(343)	6,073
Issuance of restricted stock units	-	-	-	-	-	(2,517)	(2,517)
Purchases of Company stock	(202)	-	(9,750)	-	-	-	(9,952)
Share-based compensation	-	-	4,688	-	-	448	5,136
Conversion of class B to common stock	13	(13)	-	-	-	-	-

Dividends paid, 14 cents per share
Common stock	-	-	-	(5,564)	-	-	(5,564)
Class B stock	-	-	-	(1,349)	-	-	(1,349)

Tax benefit from incentive plans	-	-	2,953	-	-	-	2,953
Balance at September 30, 2005	$ 39,726	$ 9,583	$ 59,438	$ 569,639	$ (1,025)	$ (4,317)	$ 673,044

See accompanying Notes to Condensed Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30,	2005	Restated 2004
(In thousands)
Cash flow from operating activities
Net earnings	$26,437	$23,917
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation	7,881	7,045
Amortization	3,498	1,386
Share-based compensation	5,136	3,072
Deferred income taxes	8,238	6,661
Amortization of broadcast rights	8,584	7,913
Payments for broadcast rights	(8,347)	(8,451)
Excess tax benefits from share-based payments	(2,953)	(706)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(25,992)	(3,172)
Inventories	(6,561)	(5,154)
Other current assets	(5,468)	(2,954)
Subscription acquisition costs	1,108	6,157
Other assets	(9,066)	(727)
Accounts payable	7,829	3,897
Accrued expenses and other liabilities	5,247	1,025
Unearned subscription revenues	(3,914)	(5,453)
Other noncurrent liabilities	(4,568)	5,985
Net cash provided by operating activities	7,089	40,441
Cash flows from investing activities
Acquisitions of businesses	(359,221)	(8,158)
Additions to property, plant and equipment	(10,586)	(4,190)
Other	-	(250)
Net cash used in investing activities	(369,807)	(12,598)
Cash flows from financing activities
Proceeds from issuance of long-term debt	440,000	-
Repayment of long-term debt	(85,000)	-
Excess tax benefits from share-based payments	2,953	706
Proceeds from common stock issued	3,673	3,587
Purchases of Company stock	(9,952)	(31,090)
Dividends paid	(6,913)	(6,014)
Other financing activities	(495)	-
Net cash provided by (used in) financing activities	344,266	(32,811)

Net decrease in cash and cash equivalents	(18,452)	(4,968)
Cash and cash equivalents at beginning of period	29,788	58,723
Cash and cash equivalents at end of period	$11,336	$53,755

See accompanying Notes to Condensed Consolidated Financial Statements

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements include the accounts of Meredith Corporation and its wholly owned subsidiaries (Meredith or the Company), after eliminating all significant intercompany balances and transactions. Meredith does not have any off-balance sheet arrangements. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's condensed consolidated financial statements.

The condensed consolidated financial statements as of September 30, 2005, and for the three months ended September 30, 2005 and 2004, are unaudited but, in management's opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. Certain prior-year amounts have been reclassified to conform with current-year presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

The interim period consolidated financial statements, including the related notes, are condensed and presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These interim period condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2005, filed with the United States Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance and other assumptions, as appropriate. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based on historical experience and current marketplace conditions; pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected return on plan assets, and rates of increase in compensation and healthcare costs; and share-based compensation expense, which is based on numerous assumptions including future stock price volatility and employees' expected exercise and post-vesting employment termination behavior. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

As disclosed in Meredith's 2005 Annual Report on Form 10-K, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) effective October 1, 2004. This Statement requires, with limited exceptions, public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Previously, Meredith valued share-based payments by the intrinsic value method in its consolidated financial statements while providing pro forma disclosure of fair-value-based expense. SFAS 123R provides various transition methods. Meredith used the modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under previous accounting standards. See Note 3 for details of the restatement of the first quarter fiscal 2005 unaudited financial statements.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.  Acquisition

On July 1, 2005, Meredith acquired Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child and Ser Padres magazines from Gruner + Jahr Printing & Publishing Co. (Gruner + Jahr) for $350 million in cash. Meredith's results of operations include the new publications beginning July 1, 2005. The estimated cash purchase price, including transaction costs, is $353.5 million. The allocation of the purchase price to assets acquired and liabilities assumed is preliminary pending finalization of the purchase price and management's restructuring plan pertaining to the acquired business. Management's preliminary purchase price allocation resulted in goodwill of $232.0 million, identifiable intangible assets of $113.0 million, tangible assets of $4.7 million, net working capital of $47.6 million, and assumed liabilities of $43.8 million. The identifiable intangible assets include trade names of $76.3 million, subscriber relationships of $15.9 million, advertiser relationships of $18.4 million and other miscellaneous intangibles of $2.4 million. The tangible and intangible assets have been valued based on an independent third-party valuation. Goodwill and trade names will not be subject to amortization. Other intangible assets will be amortized over their estimated useful lives, which range from 3 to 7 years.

The transaction was financed through a new $300 million private placement of fixed-rate senior notes with a weighted average interest rate of 4.56 percent. The balance was financed under our existing credit facilities. The new private placement debt will mature in staggered terms over the next two to five years.

Pro forma results of Meredith's operations for the three-month period ended September 30, 2004, are based on unaudited carve-out financial statements prepared by Gruner + Jahr. Since Gruner + Jahr did not publicly report on a quarterly basis, there can be no assurances that these carve-out financial statements include all adjustments required to properly state results for the three-month period. On a pro forma basis as if the acquisition had occurred on July 1, 2004, Meredith would have had revenue of $371.7 million, net earnings of $26.2 million, basic earnings per share of $0.52, and diluted earnings per share of $0.51. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisition been completed on the date indicated and does not purport to indicate results of operations as of any future date or any future period.

The acquisition helps implement Meredith's previously articulated corporate strategies of broadening its magazine portfolio, attracting younger women readers to Meredith magazines, and capturing the potential in the Hispanic market. As a result of the acquisition, Meredith has the largest female reach in the magazine industry. Including the new publications, Meredith now has a circulation of nearly 30 million, making Meredith the second largest consumer magazine publisher in the United States, according to data gathered from the Audit Bureau of Circulations and BPA Worldwide.

3.  Restatement of First Quarter Fiscal 2005 Unaudited Quarterly Financial Statements

As discussed more fully in Note 1, Meredith adopted SFAS 123R effective October 1, 2004, using the modified version of the retrospective application under which financial results for prior periods are adjusted. The adoption resulted in the restatement of the financial statements as of and for the quarter ended September 30, 2004, presented in this Quarterly Report on Form 10-Q. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

operating cash flow as previously required. This requirement resulted in a reduction in net operating cash flows and an increase in net financing cash flows.

The following is a summary of the adjustments to the interim condensed consolidated financial statements as a result of the adoption of SFAS 123R:

September 30,	2004
	As previously reported	As restated
(In thousands)
Selected Balance Sheet Data
Liabilities and shareholders' equity
Accrued expenses and other liabilities	$104,355	$104,002
Total current liabilities	440,426	440,173
Deferred income taxes	102,407	80,678
Total liabilities	908,369	886,387
Additional paid-in capital	-	54,837
Retained earnings	534,557	483,798
Total shareholders' equity	582,192	604,174

Three Months Ended September 30,	2004
	As previously reported	As restated
(In thousands, except per share data)
Selected Statement of Earnings Data
Selling, general and administrative expenses	$104,498	$107,283
Total operating costs and expenses	242,105	244,890
Income from operations	46,758	43,973
Earnings before income taxes	41,803	39,018
Income taxes	16,179	15,101
Net earnings	25,624	23,917

Basic earnings per share	0.51	0.48
Diluted earnings per share	0.50	0.46
Average number of diluted shares outstanding	51,658	51,859

Selected Statement of Cash Flows Data
Net earnings	25,624	23,917
Share-based compensation	-	3,072
Deferred income taxes	7,360	6,661
Excess tax benefits from share-based
payments (cash flows from operating activities)	-	(706)
Accrued expenses and other liabilities	1,404	1,025
Other noncurrent liabilities	6,272	5,985
Net cash provided by operating activities	41,147	40,441
Excess tax benefits from share-based
payments (cash flows from financing activities)	-	706
Net cash used in financing activities	(33,517)	(32,811)

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 23 percent are under the LIFO method at September 30, 2005, and 33 percent at June 30, 2005.

	September 30, 2005	June 30, 2005
(In thousands)
Raw materials	$24,965	$16,111
Work in process	26,574	21,094
Finished goods	16,577	11,775
	68,116	48,980
Reserve for LIFO cost valuation	(8,420)	(7,418)
Inventories	$59,696	$41,562

5.  Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:
	September 30, 2005			June 30, 2005
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing Group
Noncompete agreements	$2,534	$(1,812)	$722	$2,534	$(1,652)	$882
Advertiser relationships	18,400	(657)	17,743	-	-	-
Customer lists	17,763	(3,188)	14,575	1,863	(1,863)	-
Other	2,390	(120)	2,270	-	-	-
Broadcasting Group
Network affiliation
agreements	218,651	(79,676)	138,975	218,651	(78,452)	140,199
Customer lists	91	(46)	45	91	(34)	57
Total	$259,829	$(85,499)	174,330	$223,139	$(82,001)	141,138
Intangible assets not
subject to amortization
Publishing Group
Trademarks			124,431			48,131
Broadcasting Group
FCC licenses			517,799			517,799
Total			642,230			565,930
Intangibles, net			$816,560			$707,068

Amortization expense for intangible assets was $3.5 million in the three months ended September 30, 2005. Annual amortization expense for intangible assets is expected to be as follows:  $14.0 million in fiscal 2006, $14.0 million in fiscal 2007, $13.9 million in fiscal 2008, $8.6 million in fiscal 2009 and $7.8 million in fiscal 2010.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The changes in the carrying amounts of goodwill during the first quarter of fiscal 2006 and 2005 are as follows:

Three Months Ended September 30,	2005			2004
(In thousands)	Publishing Group	Broadcasting Group	Total	Publishing Group	Broadcasting Group	Total

Balance at beginning of period	$110,325	$86,057	$196,382	$110,325	$80,978	$191,303
Acquisitions	231,984	-	231,984	-	1,178	1,178
Balance at end of period	$342,309	$86,057	$428,366	$110,325	$82,156	$192,481

6.  Long-term Debt

Long-term debt consists of the following:
	September 30, 2005	June 30, 2005
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million due 4/9/2007	$85,000	$25,000
Revolving credit facility of $150 million due 10/7/2010	45,000	-

Private placement notes
6.57% senior notes, due 9/1/2005	-	50,000
6.65% senior notes, due 3/1/2006	75,000	75,000
6.39% senior notes, due 4/1/2007	50,000	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
4.42% senior notes, due 7/1/2007	50,000	-
4.50% senior notes, due 7/1/2008	75,000	-
4.57% senior notes, due 7/1/2009	100,000	-
4.70% senior notes, due 7/1/2010	75,000	-
Total long-term debt	605,000	250,000
Current portion of long-term debt	(75,000)	(125,000)
Long-term debt	$530,000	$125,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At September 30, 2005, $187.8 million of accounts receivable, net of reserves, was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate 6.75 percent at September 30, 2005, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 9, 2007, the facility termination date.

7.  Pension and Postretirement Benefit Plans

The following tables present the components of net periodic benefit cost:

Three Months Ended September 30,	2005	2004
(In thousands)
Pension benefits
Service cost	$1,364	$1,341
Interest cost	1,209	1,122
Expected return on plan assets	(1,649)	(1,582)
Prior service cost amortization	170	170
Actuarial loss amortization	118	34
Net periodic pension expense	$1,212	$1,085

Postretirement benefits
Service cost	$109	$213
Interest cost	246	322
Prior service cost amortization	(175)	(72)
Actuarial loss amortization	27	18
Net periodic postretirement expense	$207	$481

8.  Earnings per Share

The following table presents the calculations of earnings per share:

Three Months Ended September 30,	2005	Restated 2004
(In thousands except per share)
Net earnings	$26,437	$23,917

Basic average shares outstanding	49,318	50,267
Dilutive effect of stock options	1,407	1,592
Diluted average shares outstanding	50,725	51,859
Basic earnings per share	$0.54	$0.48
Diluted earnings per share	0.52	0.46

For the three months ended September 30, there were 1,188,000 antidilutive options excluded from the above calculations in 2005 (with a weighted average exercise price of $49.82) and there were no antidilutive options excluded from the above calculations in 2004.

In the three months ended September 30, 2005 and 2004, options were exercised to purchase 198,000 shares and 109,000 shares, respectively.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net earnings as well as items of other comprehensive income. Total comprehensive income for the three-month periods ended September 30, 2005 and 2004, was $26.4 million and $24.0 million, respectively.

10.  Segment Information

Meredith Corporation is a diversified media company primarily focused on the home and family marketplace. Based on products and services, the Company has established two reportable segments:  publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. The broadcasting segment includes 14 network-affiliated television stations and one AM radio station. There are no material intersegment transactions. There have been no changes in the basis of segmentation since June 30, 2005.

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

Three Months Ended September 30,	2005	Restated 2004
(In thousands)
Revenues
Publishing	$318,474	$215,578
Broadcasting	71,791	73,285
Total revenues	$390,265	$288,863

Operating profit
Publishing	$47,745	$37,823
Broadcasting	12,751	14,253
Unallocated corporate	(9,313)	(8,103)
Income from operations	$51,183	$43,973

Depreciation and amortization
Publishing	$4,708	$2,345
Broadcasting	6,047	5,493
Unallocated corporate	624	593
Total depreciation and amortization	$11,379	$8,431

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation (Meredith or the Company) is one of America's leading media and marketing companies. We are one of the leading magazine publishers serving women and a broadcaster with television stations in top markets such as Atlanta and Phoenix. Each month we reach more than 80 million American consumers through our magazines, books, custom publications, web sites and television stations.

Meredith operates in two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing and other related operations. Broadcasting consists of 14 network-affiliated television stations and one radio station. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 82 percent of the Company's revenues in the first quarter of fiscal 2006 while broadcasting revenues totaled 18 percent.

PUBLISHING
Advertising revenues made up 51 percent of fiscal 2006 first quarter publishing revenues. These revenues are generated from the sale of advertising space in the Company's magazines and on web sites to clients interested in promoting their brands, products and services to consumers. Circulation revenues accounted for 30 percent of fiscal 2006 first quarter publishing revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 19 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing, product sales and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING
Broadcasting derives almost all of its revenues-98 percent in the first quarter of fiscal 2006-from the sale of advertising. The remainder comes from television rebroadcast rights fees, network compensation, television production services and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST QUARTER FISCAL 2006 HIGHLIGHTS

  On July 1, 2005, Meredith completed its acquisition of Parents, (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child and Ser Padres (collectively referred to as the G+J Consumer Titles) from Gruner + Jahr Printing and Publishing Co.

  Meredith launched Siempre Mujer, its new Spanish-language women's lifestyle magazine.

  Meredith completed its acquisition of KSMO-TV, the WB affiliate in Kansas City, by acquiring the license assets. In November 2004, Meredith acquired the non-license assets of the station and entered into a joint sales agreement. The results of KSMO-TV's operations have been included in the Company's consolidated financial statements since November 2004. Meredith now operates duopolies in Kansas City and Portland.

  Revenues increased 35 percent from the prior-year first quarter reflecting increased revenues from the G+J Consumer Titles, partially offset by the cyclical absence of political advertising at the television stations.

  On a comparable basis, excluding the G+J Consumer Titles, publishing revenues and operating profits increased 9 percent and 13 percent, respectively, as compared with the same period in the prior year. Broadcasting revenues and operating profits were down slightly as compared to the first quarter in the prior year.

  Diluted earnings per share increased 13 percent to $0.52 from prior-year first quarter earnings of $0.46. This is a record first fiscal quarter for Meredith. The increase primarily reflected the improved performance of the ongoing publishing segment.

  We spent $10.0 million to repurchase shares of our common stock in the quarter.

  In an effort to reduce the use of stock options, the Company initiated a program involving the grant of performance-based restricted stock units. During the first quarter of fiscal 2006, the Company granted 52 thousand restricted stock units, with performance goals based on the growth of the Company's earnings per share for a three-fiscal year period, and 515 thousand stock options. In comparison, during the first quarter of fiscal 2005, the Company granted no performance-based restricted stock units and 803 thousand stock options.

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

RESULTS OF OPERATIONS

Quarter Ended September 30	2005	Restated 2004	Percent Change
(In thousands)
Total revenues	$390,265	$288,863	35%
Operating costs and expenses	339,082	244,890	38%
Income from operations	$51,183	$43,973	16%
Net earnings	$26,437	$23,917	11%
Diluted earnings per share	$0.52	$0.46	13%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments followed by an analysis of the consolidated results of operations for the quarter ended September 30, 2005, compared with the quarter ended September 30, 2004. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Results for the quarter ended September 30, 2004, have been restated as described in Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

PUBLISHING
Publishing operating results were as follows:

Quarter Ended September 30	2005	Restated 2004	Percent Change
(In thousands)
Advertising revenues	$162,992	$108,749	50%
Circulation revenues	94,883	58,226	63%
Other revenues	60,599	48,603	25%
Total revenues	318,474	215,578	48%
Operating costs	270,729	177,755	52%
Operating profit	$47,745	$37,823	26%

Revenues
Comparable magazine advertising revenues, excluding revenues from the newly acquired G+J Consumer Titles, increased 4 percent in the quarter. The increase resulted from higher average net revenues per page as total advertising pages sold were flat from the prior-year quarter for the existing magazines in the aggregate. Among our core advertising categories, cosmetics, pharmaceutical, direct response and food showed strength while demand was weaker for the home and retail categories. Also, online advertising revenues increased 55 percent in the quarter due to increased market demand.

On a comparable basis, magazine circulation revenues increased 7 percent reflecting higher newsstand revenues. Subscription revenues were flat in the three-month period. The increase in newsstand revenues is primarily due to an increase in the number of Special Interest Publications published, partially offset by a decrease in the average sales per issue.

Other publishing revenues increased 23 percent on a comparable basis in the quarter ended September 30, 2005, reflecting strong new business growth in integrated marketing, our custom publishing operation, and increased revenues from book sales. New integrated marketing programs for PepsiCo, Procter & Gamble and Porsche contributed to the strong results as did revenues from the top selling limited edition "Pink Plaid" Better Homes and Gardens New Cook Book, which supports the Susan G. Komen Breast Cancer Foundation.

Operating Costs
Excluding G+J Consumer Titles operating costs, publishing operating costs increased 8 percent primarily reflecting higher paper and postage costs and higher employee compensation costs. Paper costs were up in the mid-teens on a percentage basis due to both an increase in paper consumption and higher paper prices. Postage expense increased 6 percent primarily due to increased volume of subscriptions mailed during the first quarter of fiscal 2006. Employee compensation costs were up as a result of increased benefit costs as well as higher performance-based incentive expense.

Operating Profit
Publishing operating profit increased 26 percent in the quarter (13 percent on a comparable basis). This performance was due to the addition of the new magazines; solid advertising results at most of Meredith's magazines; and strong profit growth in books, integrated marketing and interactive media.

BROADCASTING
Broadcasting operating results were as follows:

Quarter Ended September 30	2005	Restated 2004	Percent Change
(In thousands)
Non-political advertising revenues	$70,158	$65,464	7%
Political advertising revenues	80	6,378	(99)%
Other revenues	1,553	1,443	8%
Total revenues	71,791	73,285	(2)%
Operating costs	59,040	59,032	- %
Operating profit	$12,751	$14,253	(11)%

Revenues
Broadcasting revenues decreased 2 percent in the first quarter of fiscal 2006 compared with the prior-year first quarter primarily reflecting the absence of $6.4 million in net political advertising. Non-political advertising revenues increased 7 percent in the quarter reflecting growth in both national and local non-political advertising.

Operating Costs
Broadcasting costs were flat in the first quarter of fiscal 2006. Higher broadcasting program rights amortization was offset by lower administrative expense achieved through disciplined expense management.

Operating Profit
Broadcasting operating profit decreased 11 percent in the quarter compared to the prior-year first quarter as a result of the decrease in political advertising revenues.

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

Quarter Ended September 30	2005	Restated 2004
(In thousands)
Revenues	$71,791	$73,285
Operating profit	$12,751	$14,253
Depreciation and amortization	6,047	5,493
EBITDA	$18,798	$19,746
EBITDA margin	26.2%	26.9%

UNALLOCATED CORPORATE EXPENSES
Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Quarter Ended September 30	2005	Restated 2004	Percent Change
(In thousands)
Unallocated corporate expenses	$9,313	$8,103	15%

Unallocated corporate expenses increased 15 percent in the first quarter of fiscal 2006 due to incremental share-based compensation as compared to prior-year first quarter expense due to the immediate expensing of stock-based compensation awards for retirement eligible employees.

CONSOLIDATED

Consolidated Operating Costs and Expenses
Consolidated operating costs and expenses were as follows:

Quarter Ended September 30	2005	Restated 2004	Percent Change
(In thousands)
Production, distribution and editorial	$176,761	$129,176	37%
Selling, general and administrative	150,942	107,283	41%
Depreciation and amortization	11,379	8,431	35%
Total operating costs and expenses	$339,082	$244,890	38%

On a comparable basis, fiscal 2006 first quarter production, distribution and editorial costs increased 9 percent from the prior-year first quarter. The largest factors in the increase were volume-related increases in paper, postage and production costs as well as higher paper prices. Also contributing to the increase was an increase in broadcasting program rights amortization expense.

First quarter selling, general and administrative expenses increased 3 percent from the prior-year first quarter when costs of the G+J Consumer Titles are excluded. Decreased broadcasting selling, general and administrative expenses due to disciplined expense management were more than offset by a modest increase in publishing expenses and an increase in stock-based compensation expense as discussed above.

Depreciation and amortization expenses increased 35 percent in the quarter. The G+J Consumer Titles accounted for 77 percent of the overall increase, existing operations represented 13 percent of the increase and the addition of KSMO-TV in November 2004 made up the remaining 10 percent. On a comparable basis, excluding depreciation and amortization related to G+J Consumer Titles and KSMO-TV, depreciation and amortization increased 5 percent as compared to the same period in the prior year reflecting the addition of replacements made in the ordinary course of business.

Income from Operations
Income from operations increased 16 percent in the first quarter of fiscal 2006 reflecting the addition of the new magazines and strong growth in the publishing segment's core business.

Net Interest Expense
Net interest expense was $7.8 million in the fiscal 2006 first quarter compared with expense of $5.0 million in the comparable prior-year quarter. Average long-term debt outstanding increased to $600 million in the current quarter from $300 million in the first quarter of fiscal 2005. The favorable average interest rate on the $300 million of debt incurred for the acquisition of the G+J Consumer Titles has lowered Meredith's weighted average interest rate.

Income Taxes
Our effective tax rate was 39.0 percent in the first quarter of fiscal 2006 as compared to 38.7 percent in the prior-year first quarter. The Company's effective tax rate was higher in the first quarter of fiscal 2006 primarily due to an increase in state income taxes as a result of an expanding tax base.

Earnings and Earnings per Share
Net earnings were $26.4 million (52 cents per diluted share) in the quarter ended September 30, 2005, up 11 percent from $23.9 million (46 cents per diluted share) in the comparable prior-year quarter. The improvement reflected the addition of the new magazines and higher segment operating profits in the existing publishing segment offset slightly by increased interest expense and the lack of political advertising revenues. Average basic and diluted shares outstanding decreased slightly in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30	2005	Restated 2004	Percent Change
(In thousands)
Net earnings	$26,437	$23,917	11%
Cash flows from operations	$7,089	$40,441	(82)%
Cash flows used in investing	(369,807)	(12,598)	NM
Cash flows provided by (used in) financing	344,266	(32,811)	NM
Net decrease in cash and cash equivalents	$(18,452)	$(4,968)	271%
NM = Not meaningful

OVERVIEW
Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for acquisitions. We expect cash on hand, internally generated cash flow and available credit from third-party financing agreements will provide funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments and cash dividends) into the foreseeable future. We have up to $120 million remaining available under current credit agreements. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

Meredith incurred additional debt of $350 million on July 1, 2005, to fund the acquisition of the G+J Consumer Titles. The debt consisted of $300 million in fixed rate unsecured notes and $50 million under the asset-backed commercial paper facility described below under Sources and Uses of Cash - Long-term debt. The notes will mature in staggered terms over the next two to five years. Interest rates range from 4.42 to 4.70 percent with a weighted-average interest rate of 4.56 percent. The debt covenants are slightly more favorable than those of our existing debt agreements.

SOURCES AND USES OF CASH
Cash and cash equivalents decreased $18.5 million in the first three months of fiscal 2006; they decreased $5.0 million in the comparable period of fiscal 2005. In the current quarter, cash, which was provided by borrowings, was used for the acquisition of the G+J Consumer Titles and the final payment related to KSMO-TV.

Operating activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as book, integrated marketing and product sales. Operating cash outflows include payments to vendors and employees and interest, pension and income taxes payments. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee benefits and other services and supplies.

Cash provided by operating activities totaled $7.1 million in the first quarter of fiscal 2006 compared with $40.4 million in first quarter of fiscal 2005. Contributing to the decrease were increased cash spending for employee compensation costs, including pension payments, and income tax payments. This increased cash spending was partially offset by higher cash receipts from integrated marketing sales and an increase in cash received from newsstand sales.

Investing activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses, investments and additions to property, plant and equipment.

Net cash used by investing activities increased to $369.8 million in the current quarter from $12.6 million in the prior-year first quarter. The increase reflected the use of cash for the acquisition of the new magazines and the license assets of KSMO-TV and increased spending for the purchase of property, plant and equipment in the current quarter.

Financing activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from common stock issued under share-based payment plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock and the payment of dividends.

Net cash provided by financing activities totaled $344.3 million in the quarter ended September 30, 2005, compared with $32.8 million used in the quarter ended September 30, 2004. The financing of the new magazines more than offset repayments of long-term debt and decreases in spending for purchases of Company stock.

Long-term debt
At September 30, 2005, long-term debt outstanding totaled $605 million. The debt consisted of $475 million in fixed-rate unsecured senior notes, $85 million under an asset-backed commercial paper facility and $45 million outstanding under the revolving credit facility. Of this debt, $75 million is due in the next 12 months. We expect to repay this debt with cash on hand and credit available under current credit agreements. The weighted average effective interest rate for the fixed-rate notes is 5.30 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 3.97 percent in September 2005. The asset-backed commercial paper facility has a capacity of up to $100 million and renews annually until April 9, 2007, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility is 4.80 percent at September 30, 2005. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at September 30, 2005, and expects to remain so in the future.

Contractual obligations
As of September 30, 2005, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005.

Share repurchase program
As part of our ongoing share repurchase program, we spent $10.0 million in the first quarter of fiscal 2006 to repurchase an aggregate of 202,000 shares of Meredith Corporation common stock at then current market prices. We spent $31.1 million to repurchase 609,000 shares in the first quarter of fiscal 2005. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. As of September 30, 2005, approximately 1.9 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2005.

Dividends
Dividends paid in the first quarter of fiscal 2006 totaled $6.9 million, or 14 cents per share, compared with dividend payments of $6.0 million, or 12 cents per share, in the first quarter of fiscal 2005.

Capital expenditures
Spending for property, plant and equipment totaled $10.6 million in the first three months of fiscal 2006 compared with prior-year first quarter spending of $4.2 million. Spending increased over the prior year primarily due to furniture and fixtures additions and leasehold improvements related to the acquisition of the G+J Consumer Titles and to purchases of broadcast equipment. We expect to spend between $18 and $22 million in fiscal 2006 and 2007 for a new facility for our television station in Hartford. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES
Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2005. As of September 30, 2005, the Company's critical accounting policies had not changed from June 30, 2005.

OUTLOOK
 The following statements reflect our current expectations for the second quarter and remainder of fiscal 2006.

For the second quarter of fiscal 2006, the Company believes the current First Call mean estimate of $0.56 per share is achievable. On a comparable basis, Publishing advertising revenues are expected to grow in the low-double digits. Total Publishing advertising revenues are expected to increase significantly primarily due to the addition of the new magazines. Broadcast pacings, which are a snapshot in time and change frequently, are currently down in the mid-single digits in the second quarter. Broadcast pacings reflect the absence of $12.2 million in net political advertising, which was booked in the second quarter of fiscal 2005.

For the fiscal year, Meredith believes the current First Call mean estimate of $2.83 is achievable. This would represent a 13 percent increase from the $2.50 the Company earned in fiscal 2005 (before the $0.02 cumulative benefit of a change in accounting principle related to option expensing).

We may update this guidance periodically during the fiscal year through our quarterly earnings releases or through management presentations to industry, investor and investment analyst groups. Copies of our quarterly earnings releases are available on our website (www.meredith.com) in the Investor Information section. Copies of the text of management presentations that may contain material non-public information are also posted on our website, typically for one week following the presentation. Copies of both earnings releases and such management presentations are also furnished to the Securities and Exchange Commission on Form 8-K and can be accessed through their website (www.sec.gov). The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

RISK FACTORS
Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting our operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss of one or more major clients; the integration of the newly acquired businesses; changes in consumer reading, purchase and/or television viewing patterns; unanticipated increases in paper, postage, printing or syndicated programming costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; unexpected changes in interest rates; and any acquisitions and/or dispositions. Meredith's Annual Report on Form 10-K for the year ended June 30, 2005, includes a more complete description of the risk factors that may affect our results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk of the Company's fiscal 2005 Annual Report on Form 10-K for a more complete discussion of these risks.

Long-term debt
At September 30, 2005, Meredith had outstanding $475 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $481.5 million from $475.3 million at September 30, 2005.

Meredith also had $130 million in variable-rate long-term debt outstanding at September 30, 2005. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would have no material effect on interest expense at September 30, 2005.

Broadcast rights payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2005.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting in the quarter ended September 30, 2005.

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and class B stock during the quarter ended September 30, 2005.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
July 1 to July 31, 2005	19,089	$ 49.49	19,089	2,097,572
August 1 to August 31, 2005	66,402	$ 49.11	66,402	2,031,170
September 1 to September 30, 2005	116,364	$ 49.44	116,364	1,914,806
Total	201,855	$ 49.30	201,855	1,914,806
[1]

Column (a), Total number of shares purchased includes the following purchase of Class B stock: 28 shares in July 2005; and the following shares withheld upon the exercise of stock options:  18,800 in July 2005, 22,402 in August 2005 and 28,264 in September 2005.

In February 2004, Meredith announced the Board of Directors had authorized the repurchase of up to 2 million additional shares of the Company's stock through public and private transactions. In September 2005, the repurchases under this authorization were completed.

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

Item 6.	Exhibits

4.1	First Amendment to the $100 million Note Purchase Agreement, dated April 1, 2002, among Meredith Corporation and named purchasers, was executed as of August 25, 2005.

4.2	Third Amendment to the Credit Agreement, dated April 5, 2002, among Meredith Corporation and certain banks specified therein, was executed as of October 7, 2005.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	October 28, 2005

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

4.1	First Amendment to the $100 million Note Purchase Agreement, dated April 1, 2002, among Meredith Corporation and named purchasers, was executed as of August 25, 2005.

4.2	Third Amendment to the Credit Agreement, dated April 5, 2002, among Meredith Corporation and certain banks specified therein, was executed as of October 7, 2005.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HIGHLIGHTS
Table of Contents

Financial Data:
Balance Sheets
Statement of Earnings
Statement of Cash Flows
Statement of Shareholders' Equity
Notes
Management's Discussion and Analysis
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures

Index to Exhibits