Form 10-Q
period 2005-12-31
MEREDITH CORP
filed 2006-01-24
CIK 65011

click here for HIGHLIGHTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (515) 284-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer [X] Accelerated filer [_] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of stock outstanding at December 31, 2005
Common shares	39,687,403
Class B shares	9,569,505
Total common and Class B shares	49,256,908

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) December 31, 2005	June 30, 2005
(In thousands)
Current assets
Cash and cash equivalents	$15,093	$29,788
Accounts receivable, net	249,590	176,669
Inventories	56,106	41,562
Current portion of subscription acquisition costs	83,762	27,777
Current portion of broadcast rights	19,194	13,539
Other current assets	23,487	15,160
Total current assets	447,232	304,495
Property, plant and equipment	415,500	398,882
Less accumulated depreciation	(218,956)	(205,926)
Net property, plant and equipment	196,544	192,956
Subscription acquisition costs	73,472	24,722
Broadcast rights	9,624	7,096
Other assets	70,234	58,589
Intangibles, net	813,090	707,068
Goodwill	430,476	196,382
Total assets	$2,040,672	$1,491,308

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
Liabilities and Shareholders' Equity	(Unaudited) December 31, 2005	June 30, 2005
(In thousands except per share data)
Current liabilities
Current portion of long-term debt	$75,000	$125,000
Current portion of broadcast rights payable	23,410	18,676
Accounts payable	46,769	48,462
Accrued expenses and other liabilities	131,469	119,526
Current portion of unearned subscription revenues	205,051	127,416
Total current liabilities	481,699	439,080
Long-term debt	520,000	125,000
Long-term broadcast rights payable	18,679	17,208
Unearned subscription revenues	176,723	112,358
Deferred income taxes	108,004	93,929
Other noncurrent liabilities	44,298	51,906
Total liabilities	1,349,403	839,481
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000 shares; none issued	-	-
Common stock, par value $1 per share
Authorized 80,000 shares; issued and outstanding 39,687 shares (excluding 28,885 treasury shares) and 39,700 shares (excluding 28,439 treasury shares), respectively	39,687	39,700
Class B stock, par value $1 per share, convertible to common stock
Authorized 15,000 shares; issued and outstanding 9,570 shares and 9,596 shares, respectively	9,570	9,596
Additional paid-in capital	61,996	55,346
Retained earnings	585,480	550,115
Accumulated other comprehensive loss	(1,025)	(1,025)
Unearned compensation	(4,439)	(1,905)
Total shareholders' equity	691,269	651,827
Total liabilities and shareholders' equity	$2,040,672	$1,491,308

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months		Six Months
Period ended December 31,	2005	2004	2005	2004
(In thousands except per share data)
Revenues
Advertising	$232,141	$176,421	$465,371	$357,175
Circulation	87,697	55,861	182,580	114,087
All other	66,145	62,271	128,297	112,154
Total revenues	385,983	294,553	776,248	583,416
Operating costs and expenses
Production, distribution and editorial	164,393	123,403	341,154	252,576
Selling, general and administrative	154,548	113,703	305,490	220,989
Depreciation and amortization	11,533	8,746	22,912	17,177
Total operating costs and expenses	330,474	245,852	669,556	490,742
Income from operations	55,509	48,701	106,692	92,674
Interest income	190	223	367	440
Interest expense	(7,904)	(5,170)	(15,924)	(10,342)
Earnings before income taxes and cumulative effect of change in accounting principle	47,795	43,754	91,135	82,772
Income taxes	18,642	16,932	35,545	32,033
Earnings before cumulative effect of change in accounting principle	29,153	26,822	55,590	50,739
Cumulative effect of change in accounting principle, net of taxes	-	893	-	893
Net earnings	$29,153	$27,715	$55,590	$51,632

Basic earnings per share
Before cumulative effect of change in accounting principle	$0.59	$0.54	$1.13	$1.01
Cumulative effect of change in accounting principle	-	0.02	-	0.02
Net basic earnings per share	$0.59	$0.56	$1.13	$1.03
Basic average shares outstanding	49,243	49,912	49,280	50,090

Diluted earnings per share
Before cumulative effect of change in accounting principle	$0.58	$0.52	$1.10	$0.98
Cumulative effect of change in accounting principle	-	0.02	-	0.02
Net diluted earnings per share	$0.58	$0.54	$1.10	$1.00
Diluted average shares outstanding	50,663	51,469	50,694	51,667

Dividends paid per share	$0.140	$0.120	$0.280	$0.240

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In thousands)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensa- tion	Total
Balance at June 30, 2005	$ 39,700	$ 9,596	$ 55,346	$ 550,115	$ (1,025)	$ (1,905)	$ 651,827
Net earnings Net earnings	-	-	-	55,590	-	-	55,590
Other comprehensive income, net of tax	-	-	-	-	-	-	-
Total comprehensive income							55,590

Stock issued under various incentive
plans, net of forfeitures	494	-	9,742	-	-	(915)	9,321
Issuance of restricted stock units	-	-	2,517	-	-	(2,517)	-
Purchases of Company stock	(528)	(5)	(19,520)	(6,414)	-	-	(26,467)
Share-based compensation	-	-	7,642	-	-	898	8,540
Conversion of Class B to common stock	21	(21)	-	-	-	-	-

Dividends paid, 28 cents per share
Common stock	-	-	-	(11,114)	-	-	(11,114)
Class B stock	-	-	-	(2,697)	-	-	(2,697)

Tax benefit from incentive plans	-	-	6,269	-	-	-	6,269
Balance at December 31, 2005	$ 39,687	$ 9,570	$ 61,996	$ 585,480	$ (1,025)	$ (4,439)	$ 691,269

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months ended December 31,	2005	2004
(In thousands)
Cash flows from operating activities
Net earnings	$55,590	$51,632
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation	15,944	14,399
Amortization	6,968	2,778
Share-based compensation	8,540	4,192
Deferred income taxes	17,555	14,408
Amortization of broadcast rights	15,222	15,668
Payments for broadcast rights	(17,614)	(16,521)
Gains from dispositions of property, plant and equipment	-	(866)
Excess tax benefits from share-based payments	(6,269)	(1,821)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(28,162)	(13,430)
Inventories	(2,971)	(6,376)
Other current assets	(7,723)	(4,452)
Subscription acquisition costs	(1,605)	6,668
Other assets	(10,896)	(155)
Accounts payable	(5,609)	(1,712)
Accrued expenses and other liabilities	13,800	(8,357)
Unearned subscription revenues	4,182	(2,840)
Other noncurrent liabilities	(16,909)	1,683
Net cash provided by operating activities	40,043	54,898
Cash flows from investing activities
Acquisitions of businesses	(359,459)	(35,262)
Additions to property, plant and equipment	(15,005)	(9,806)
Proceeds from dispositions of property, plant and equipment	-	2,050
Other	-	(250)
Net cash used in investing activities	(374,464)	(43,268)
Cash flows from financing activities
Proceeds from issuance of long-term debt	455,000	-
Repayments of long-term debt	(110,000)	-
Excess tax benefits from share-based payments	6,269	1,821
Proceeds from common stock issued	9,438	14,861
Purchases of Company stock	(26,467)	(49,132)
Dividends paid	(13,811)	(12,000)
Other financing activities	(703)	(247)
Net cash provided by (used in) financing activities	319,726	(44,697)

Net decrease in cash and cash equivalents	(14,695)	(33,067)
Cash and cash equivalents at beginning of period	29,788	58,723
Cash and cash equivalents at end of period	$15,093	$25,656

See accompanying Notes to Condensed Consolidated Financial Statements.

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

The condensed consolidated financial statements as of December 31, 2005, and for the three and six months ended December 31, 2005 and 2004, are unaudited but, in management's opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. Certain prior-year amounts have been reclassified to conform with current-year presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance and other assumptions, as appropriate. Key areas affected by estimates include: the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based on historical experience and current marketplace conditions; pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected return on plan assets and rates of increase in compensation and healthcare costs; and share-based compensation expense, which is based on numerous assumptions including future stock price volatility and employees' expected exercise and post-vesting employment termination behavior. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

As disclosed in Meredith's 2005 Annual Report on Form 10-K, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) effective October 1, 2004. As a result, in the second quarter of fiscal 2005, the Company recorded the cumulative effect of a change in accounting principle of $1.5 million ($0.9 million after tax), or $0.02 per share, to reduce compensation expense recognized in previous periods.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.  Acquisition

On July 1, 2005, Meredith acquired Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child and Ser Padres magazines from Gruner + Jahr Printing & Publishing Co. (Gruner + Jahr) for $350 million in cash. Meredith's results of operations include the new publications beginning July 1, 2005. The cash purchase price, including transaction costs, was $353.7 million. The allocation of the purchase price to assets acquired and liabilities assumed is preliminary pending finalization of management's restructuring plan pertaining to the acquired business. Management's purchase price allocation resulted in goodwill of $234.1 million, identifiable intangible assets of $113.0 million, tangible assets of $4.7 million, net working capital of $46.1 million and assumed liabilities of $44.2 million. The identifiable intangible assets include trade names of $76.3 million, subscriber relationships of $15.9 million, advertiser relationships of $18.4 million and other miscellaneous intangibles of $2.4 million. The tangible and intangible assets have been valued based on an independent third-party valuation. Goodwill and trade names will not be subject to amortization. Other intangible assets will be amortized over their estimated useful lives, which range from 3 to 7 years.

The transaction was financed primarily through a new $300 million private placement of fixed-rate senior notes with a weighted average interest rate of 4.56 percent. The remaining $50 million was financed under our existing credit facilities. The new private placement debt will mature in staggered terms over the next two to five years.

Pro forma results of Meredith's operations for the six-month period ended December 31, 2004, are based on unaudited carve-out financial statements prepared by Gruner + Jahr. Since Gruner + Jahr did not publicly report on a quarterly basis, there can be no assurances that these carve-out financial statements include all adjustments required to properly state results for the six-month period. On a pro forma basis as if the acquisition had occurred on July 1, 2004, Meredith would have had revenue of $739.9 million, net earnings of $49.7 million, basic earnings per share of $0.99 and diluted earnings per share of $0.96, for the six-month period ended December 31, 2004. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisition been completed on the date indicated and does not purport to indicate results of operations as of any future date or any future period.

The acquisition helps implement Meredith's previously articulated corporate strategies of broadening its magazine portfolio, attracting younger women readers to Meredith magazines and capturing the potential in the Hispanic market. As a result of the acquisition, Meredith has the largest female reach in the magazine industry. Including the new publications, Meredith now has a circulation of nearly 30 million, making Meredith the second largest consumer magazine publisher in the United States, according to data gathered from the Audit Bureau of Circulations and BPA Worldwide.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 23 percent are under the LIFO method at December 31, 2005, and 33 percent at June 30, 2005.

	December 31, 2005	June 30, 2005
(In thousands)
Raw materials	$22,794	$16,111
Work in process	26,898	21,094
Finished goods	14,891	11,775
	64,583	48,980
Reserve for LIFO cost valuation	(8,477)	(7,418)
Inventories	$56,106	$41,562

4.  Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	December 31, 2005			June 30, 2005
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing Group
Noncompete agreements	$2,534	$(1,945)	$589	$2,534	$(1,652)	$882
Advertiser relationships	18,400	(1,314)	17,086	-	-	-
Customer lists	17,763	(4,513)	13,250	1,863	(1,863)	-
Other	2,390	(240)	2,150	-	-	-
Broadcasting Group
Network affiliation
agreements	218,651	(80,900)	137,751	218,651	(78,452)	140,199
Customer lists	91	(57)	34	91	(34)	57
Total	$259,829	$(88,969)	170,860	$223,139	$(82,001)	141,138
Intangible assets not
subject to amortization
Publishing Group
Trademarks			124,431			48,131
Broadcasting Group
FCC licenses			517,799			517,799
Total			642,230			565,930
Intangibles, net			$813,090			$707,068

Amortization expense for intangible assets was $7.0 million for the six months ended December 31, 2005. Annual amortization expense for intangible assets is expected to be as follows:  $14.0 million in fiscal 2006, $14.0 million in fiscal 2007, $13.9 million in fiscal 2008, $8.6 million in fiscal 2009, $7.8 million in fiscal 2010 and $7.7 million in fiscal 2011.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The changes in the carrying amounts of goodwill during the first six months of fiscal 2006 and 2005 are as follows:

Six Months ended December 31,	2005			2004
(In thousands)	Publishing Group	Broadcasting Group	Total	Publishing Group	Broadcasting Group	Total

Balance at beginning of period	$110,325	$86,057	$196,382	$110,325	$80,978	$191,303
Acquisitions	234,094	-	234,094	-	5,079	5,079
Balance at end of period	$344,419	$86,057	$430,476	$110,325	$86,057	$196,382

5.  Long-term Debt

Long-term debt consists of the following:

	December 31, 2005	June 30, 2005
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million due 4/9/2007	$100,000	$25,000
Revolving credit facility of $150 million due 10/7/2010	20,000	-

Private placement notes
6.57% senior notes, due 9/1/2005	-	50,000
6.65% senior notes, due 3/1/2006	75,000	75,000
6.39% senior notes, due 4/1/2007	50,000	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
4.42% senior notes, due 7/1/2007	50,000	-
4.50% senior notes, due 7/1/2008	75,000	-
4.57% senior notes, due 7/1/2009	100,000	-
4.70% senior notes, due 7/1/2010	75,000	-
Total long-term debt	595,000	250,000
Current portion of long-term debt	(75,000)	(125,000)
Long-term debt	$520,000	$125,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At December 31, 2005, $224.8 million of accounts receivable, net of reserves, was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate 7.25 percent at December 31, 2005, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 9, 2007, the facility termination date.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.  Pension and Postretirement Benefit Plans

The following tables present the components of net periodic benefit cost:

	Three Months		Six Months
Period ended December 31,	2005	2004	2005	2004
(In thousands)
Pension benefits
Service cost	$1,364	$1,340	$2,728	$2,681
Interest cost	1,209	1,121	2,418	2,243
Expected return on plan assets	(1,648)	(1,581)	(3,297)	(3,163)
Prior service cost amortization	171	171	341	341
Actuarial loss amortization	118	34	236	68
Net periodic pension expense	$1,214	$1,085	$2,426	$2,170

Postretirement benefits
Service cost	$109	$214	$218	$427
Interest cost	246	321	492	643
Prior service cost amortization	(174)	(71)	(349)	(143)
Actuarial loss amortization	27	17	54	35
Net periodic postretirement expense	$208	$481	$415	$962

7.  Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Six Months
Period ended December 31,	2005	2004	2005	2004
(In thousands except per share data)
Earnings before cumulative effect of change in accounting principle	$29,153	$26,822	$55,590	$50,739

Basic average shares outstanding	49,243	49,912	49,280	50,090
Dilutive effect of stock options	1,420	1,557	1,414	1,577
Diluted average shares outstanding	50,663	51,469	50,694	51,667
Earnings per share before cumulative effect of change in accounting principle
Basic	$0.59	$0.54	$1.13	$1.01
Diluted	0.58	0.52	1.10	0.98

For the three months ended December 31, antidilutive options excluded from the above calculations totaled 1,381,000 options in 2005 (with a weighted average exercise price of $49.72) and 2,055,000 options in 2004 (with a weighted average exercise price of $47.86). For the six months ended December 31, antidilutive options excluded from the above calculations totaled 1,254,000 options in 2005 (with a weighted average exercise price of $49.76) and 1,911,000 options in 2004 (with a weighted average exercise price of $47.60).

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the six months ended December 31, 2005 and 2004, options were exercised to purchase 442,000 shares and 432,000 shares, respectively.

8.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net earnings as well as items of other comprehensive income. Total comprehensive income for the three months ended December 31, 2005 and 2004, was $29.2 million and $27.8 million, respectively. Total comprehensive income for the six months ended December 31, 2005 and 2004, was $55.6 million and $51.8 million, respectively.

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

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months		Six Months
Period ended December 31,	2005	2004	2005	2004
(In thousands)
Revenues
Publishing	$301,469	$204,663	$619,943	$420,241
Broadcasting	84,514	89,890	156,305	163,175
Total revenues	$385,983	$294,553	$776,248	$583,416

Operating profit
Publishing	$37,178	$24,817	$84,923	$62,640
Broadcasting	26,317	32,186	39,068	46,439
Unallocated corporate	(7,986)	(8,302)	(17,299)	(16,405)
Income from operations	$55,509	$48,701	$106,692	$92,674

Depreciation and amortization
Publishing	$4,775	$2,416	$9,483	$4,761
Broadcasting	6,114	5,822	12,161	11,315
Unallocated corporate	644	508	1,268	1,101
Total depreciation and amortization	$11,533	$8,746	$22,912	$17,177

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates in two business segments. Publishing consists of magazine and book publishing, Integrated Marketing, Interactive Media, database-related activities, brand licensing and other related operations. Broadcasting consists of 14 network-affiliated television stations and one radio station. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 80 percent of the Company's revenues in the first six months of fiscal 2006 while broadcasting revenues totaled 20 percent.

PUBLISHING
Advertising revenues made up 50 percent of publishing's revenues in the first six months of fiscal 2006. These revenues are generated from the sale of advertising space in the Company's magazines and on web sites to clients interested in promoting their brands, products and services to consumers. Circulation revenues accounted for 30 percent of publishing's fiscal 2006 first six months revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 20 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing, product sales and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING
Broadcasting derives almost all of its revenues-98 percent in the first six months of fiscal 2006-from the sale of advertising. The remainder comes from television rebroadcast rights fees, network compensation, television production services and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST SIX MONTHS FISCAL 2006 HIGHLIGHTS

  On July 1, 2005, Meredith completed its acquisition of Parents, (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child and Ser Padres (collectively referred to as the G+J Consumer Titles) from Gruner + Jahr Printing and Publishing Co.

  Revenues increased 33 percent from the prior-year first six months reflecting strong advertising revenue growth for the existing magazines, growth in online advertising revenues and increased broadcasting non-political revenues as well as increased revenues from the G+J Consumer Titles, which offset the cyclical decline in political advertising at the television stations.

  On a comparable basis, excluding the G+J Consumer Titles, publishing revenues and operating profit increased 9 percent and 16 percent, respectively, as compared with the same six-month period in the prior year. Broadcasting revenues and operating profit decreased 4 percent and 16 percent, respectively, as compared to the first six months of the prior year.

  Diluted earnings per share increased 12 percent to $1.10 from prior-year first half earnings of $0.98 (before the cumulative effect of a change in accounting principle). The increase primarily reflected the improved performance of the ongoing publishing segment. In addition, for the six months ended December 31, 2005, the G+J Consumer Titles were modestly accretive.

  We spent $26.5 million to repurchase shares of our common stock in the first half of fiscal 2006.

USE OF NON-GAAP FINANCIAL MEASURES
Our analysis of broadcasting segment results includes references to earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our broadcasting segment. EBITDA is a common alternative measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Broadcasting segment EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

We believe the non-GAAP measures used in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contribute to an understanding of our financial performance. We believe the non-GAAP financial measures provide an additional analytic tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

RESULTS OF OPERATIONS

Three Months ended December 31,	2005	2004	Percent Change
(In thousands)
Total revenues	$385,983	$294,553	31%
Operating costs and expenses	330,474	245,852	34%
Income from operations	$55,509	$48,701	14%
Earnings before cumulative effect of change in accounting principle	$29,153	$26,822	9%
Net earnings	$29,153	$27,715	5%
Diluted earnings per share
Before cumulative effect of change in accounting principle	$0.58	$0.52	12%
Net earnings	$0.58	$0.54	7%

Six Months ended December 31,	2005	2004	Percent Change
(In thousands)
Total revenues	$776,248	$583,416	33%
Operating costs and expenses	669,556	490,742	36%
Income from operations	$106,692	$92,674	15%
Earnings before cumulative effect of change in accounting principle	$55,590	$50,739	10%
Net earnings	$55,590	$51,632	8%
Diluted earnings per share
Before cumulative effect of change in accounting principle	$1.10	$0.98	12%
Net earnings	$1.10	$1.00	10%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments followed by an analysis of the consolidated results of operations for the quarter and the six months ended December 31, 2005, compared with the respective prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

PUBLISHING
Publishing operating results were as follows:

Three Months ended December 31,	2005	2004	Percent Change
(In thousands)
Advertising revenues	$148,808	$88,101	69%
Circulation revenues	87,697	55,861	57%
Other revenues	64,964	60,701	7%
Total revenues	301,469	204,663	47%
Operating costs	264,291	179,846	47%
Operating profit	$37,178	$24,817	50%

Six Months ended December 31,	2005	2004	Percent Change
(In thousands)
Advertising revenues	$311,800	$197,013	58%
Circulation revenues	182,580	114,087	60%
Other revenues	125,563	109,141	15%
Total revenues	619,943	420,241	48%
Operating costs	535,020	357,601	50%
Operating profit	$84,923	$62,640	36%

Revenues
Publishing revenues, excluding revenues from the newly acquired G+J Consumer Titles, increased 8 percent in the second quarter compared with the prior year quarter as a result of higher advertising revenues from our magazine and Interactive Media operations. These increases were partially offset by lower revenues in our Integrated Marketing operations. In the first six months of fiscal 2006, comparable revenues increased 9 percent compared with the prior year period due to strong growth in advertising and Interactive Media revenues as well as solid growth in Meredith Books and Integrated Marketing revenues.

Comparable publishing advertising revenues, excluding revenues from the newly acquired G+J Consumer Titles, increased 16 percent in the second quarter and 9 percent in the first six months of fiscal 2006. The increase in both periods was attributable to both the sale of more advertising pages at most of our titles and higher average net revenues per page. Among our largest advertising categories, cosmetics, pharmaceutical and food showed strength while demand was weaker for the home and retail categories. We also grew advertising in target growth categories such as business, auto and apparel. Comparable online advertising revenues increased 110 percent in the quarter and 87 percent in the first six months of fiscal 2006 due to increased traffic, price increases and a more efficient utilization of advertising inventory. We continue to generate significant numbers of subscription, renewal and customer service transactions on the Web.

On a comparable basis, magazine circulation revenues declined 1 percent from the prior year second quarter and were up slightly for the first six months of fiscal 2006. For both the quarter and the six-month period, higher newsstand revenues were offset by decreases in subscription revenues. The increase in newsstand revenues was primarily due to an increase in the number of Special Interest Publications published, partially offset by a decrease in the average sales per issue. Subscription revenues were down in the low to mid single-digits on a percentage basis for both the second quarter and the six months ended December 31, 2005. The decrease was due in part to one issue of Country Home being shifted into the third quarter as compared to the prior year periods.

Other publishing revenues increased 5 percent on a comparable basis from the prior year second quarter and were up 13 percent in the six-month period primarily reflecting strong new business growth in Meredith books sales and in our other diversified publishing businesses. Lower revenues in the second quarter from the Integrated Marketing operations due to the timing of marketing programs were more than offset by growth in our other diversified publishing businesses. For the six months ended December 31, 2005, new integrated marketing programs for Hyundai, Nestlé and PepsiCo contributed to the increased revenues. In addition, Meredith Books grew revenues in the high teens on a percentage basis in first half of fiscal 2006. Top selling books included The Sonoma Diet book, the limited edition "Pink Plaid" Better Homes and Gardens New Cook Book, Food Network Favorites and children's books.

Operating Costs
Excluding G+J Consumer Titles operating costs, comparable second quarter publishing operating costs increased 6 percent from the fiscal 2005 quarter. In the six months ended December 31, 2005, comparable publishing operating costs increased 7 percent from the comparable prior year period. The increase reflected higher paper and postage costs and higher employee compensation costs. On a comparable basis, paper costs were up due to both an increase in paper consumption and higher paper prices. The increase in comparable paper consumption reflected higher sales volume of advertising pages. Postage expense increased approximately 7 percent for both the quarter and the six-month period also due primarily to the increased sales volumes of advertising pages. Employee compensation costs were up primarily as a result of increased payroll and stock based compensation expenses.

Operating Profit
Publishing operating profit increased 50 percent in the quarter (19 percent on a comparable basis) and 36 percent in the six-month period (16 percent on a comparable basis) compared with the respective prior year periods. This performance was due to the addition of the G+J Consumer Titles, strong advertising results at most of Meredith's magazines, and strong profit growth in Meredith Books and Interactive Media operations.

BROADCASTING
Broadcasting operating results were as follows:

Three Months ended December 31,	2005	2004	Percent Change
(In thousands)
Non-political advertising revenues	$83,248	$76,119	9%
Political advertising revenues	85	12,201	(99)%
Other revenues	1,181	1,570	(25)%
Total revenues	84,514	89,890	(6)%
Operating costs	58,197	57,704	1%
Operating profit	$26,317	$32,186	(18)%

Six Months ended December 31,	2005	2004	Percent Change
(In thousands)
Non-political advertising revenues	$153,407	$141,583	8%
Political advertising revenues	164	18,579	(99)%
Other revenues	2,734	3,013	(9)%
Total revenues	156,305	163,175	(4)%
Operating costs	117,237	116,736	- %
Operating profit	$39,068	$46,439	(16)%

Revenues
Broadcasting revenues declined 6 percent in the second quarter and 4 percent in the first six months of fiscal 2006 compared with the respective prior-year periods. Net political advertising revenues totaled $12.2 million in the prior-year second quarter and $18.6 million in the prior-year six-month period compared with less than $0.2 million in net political advertising revenues in both the second quarter and first six months of the current fiscal year. The fluctuations in political advertising revenues at Meredith's stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising and therefore the revenues are not entirely incremental. Non-political advertising revenues increased 9 percent in the quarter and 8 percent in the six-month period reflecting growth in both national and local non-political advertising.

Operating Costs
Operating costs were flat in the quarter and the first half of fiscal 2006 compared with the respective prior-year periods. Management has emphasized efforts to reduce the amount and cost of broadcasting program rights purchases while maintaining or improving programming quality and these efforts have been successful. In the year-to-date period, and to a greater extent in the second quarter, these declines were offset by investments in local news and more aggressive sales and promotion efforts. Also, lower administrative expenses have been achieved through disciplined expense management.

Operating Profit
Broadcasting operating profit declined 18 percent in the second quarter and was down 16 percent in the first half of fiscal 2006 compared with the respective prior year periods. The declines primarily reflected lower revenues due to the cyclical nature of political advertising.

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

Three Months ended December 31,	2005	2004
(In thousands)
Revenues	$84,514	$89,890
Operating profit	$26,317	$32,186
Depreciation and amortization	6,114	5,822
EBITDA	$32,431	$38,008
EBITDA margin	38.4%	42.3%

Six Months ended December 31,	2005	2004
(In thousands)
Revenues	$156,305	$163,175
Operating profit	$39,068	$46,439
Depreciation and amortization	12,161	11,315
EBITDA	$51,229	$57,754
EBITDA margin	32.8%	35.4%

UNALLOCATED CORPORATE EXPENSES
These expenses were as follows:

	2005	2004	Percent Change
(In thousands)
Three months ended December 31,	$7,986	8,302	(4) %
Six months ended December 31,	$17,299	16,405	5%

Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, declined 4 percent in the second quarter and were up 5 percent in the first six months of fiscal 2006 compared with the respective prior-year periods. The decline in expenses in the quarter reflected lower legal expenses as well as slightly lower expenses for postretirement benefits other than pensions. In the year-to-date period, employee medical insurance benefits expense increased as did incremental share-based compensation as compared to prior-year first half expense due to the immediate expensing of stock-based compensation awards for retirement eligible employees.

CONSOLIDATED

Consolidated Operating Costs and Expenses
Consolidated operating costs and expenses were as follows:

Three Months ended December 31,	2005	2004	Percent Change
(In thousands)
Production, distribution and editorial	$164,393	$123,403	33%
Selling, general and administrative	154,548	113,703	36%
Depreciation and amortization	11,533	8,746	32%
Total operating costs and expenses	$330,474	$245,852	34%

Six Months ended December 31,	2005	2004	Percent Change
(In thousands)
Production, distribution and editorial	$341,154	$252,576	35%
Selling, general and administrative	305,490	220,989	38%
Depreciation and amortization	22,912	17,177	33%
Total operating costs and expenses	$669,556	$490,742	36%

On a comparable basis, production, distribution and editorial costs for the second quarter and six-month period ended December 31, 2005, increased 7 percent and 8 percent, respectively, from the prior-year comparable periods. The largest factors in the increase were volume-related increases in paper, postage and production costs as well as higher paper prices.

Selling, general and administrative expenses increased 3 percent in both the second quarter and six-month period, when costs of the G+J Consumer Titles are excluded. A modest increase in publishing expenses and an increase in stock-based compensation expense as discussed previously were partially offset by decreased legal expenses.

Depreciation and amortization expenses increased 32 percent in the second quarter and 33 percent in the first half of fiscal 2006. The G+J Consumer Titles accounted for approximately 80 percent of the overall increase in both periods. On a comparable basis, excluding depreciation and amortization related to G+J Consumer Titles, the depreciation and amortization increased 6 percent for the second quarter and 7 percent for the first half of the year as compared to the same periods in the prior year reflecting the addition of replacements made in the ordinary course of business.

Income from Operations
Income from operations increased 14 percent in the second quarter and 15 percent in the first six months of fiscal 2006 reflecting the addition of the G+J Consumer Titles and strong growth in the publishing segment's core business.

Net Interest Expense
Net interest expense was $7.7 million in the fiscal 2006 second quarter compared with expense of $4.9 million in the prior-year quarter. For the six months ended December 31, 2005, net interest expense was $15.6 million versus $9.9 million in the comparable prior-year period. Monthly average long-term debt outstanding was approximately $600 million in the current periods compared with $300 million in the prior periods. The favorable average interest rate on the $300 million of fixed rate senior notes incurred for the acquisition of the G+J Consumer Titles has lowered Meredith's weighted average interest rate.

Income Taxes
Our effective tax rate was 39.0 percent in the second quarter and first half of fiscal 2006 as compared to 38.7 percent in the prior-year periods. The Company's effective tax rate was higher primarily due to an increase in state income taxes as a result of an expanding tax base.

Earnings and Earnings per Share
Earnings were $29.2 million ($0.58 per diluted share) in the quarter ended December 31, 2005, up 9 percent from $26.8 million ($0.52 per diluted share) in the comparable prior-year quarter (before the cumulative effect of a change in accounting principle). For the six months ended December 31, 2005, earnings were $55.6 million ($1.10 per diluted share), an increase of 10 percent from prior-year six month earnings of $50.7 million ($0.98 per diluted share) (before the cumulative effect of a change in accounting principle). The improvement reflected the addition of the G+J Consumer Titles and higher segment operating profit in the existing publishing segment offset by the absence of political advertising revenues and increased interest expense in the current year periods. Net earnings in the three- and six-month periods ended December 31, 2004, were $27.7 million ($0.54 per diluted share) and $51.6 million ($1.00 per diluted share), respectively, including the cumulative effect of a change in accounting principle related to an adjustment for anticipated forfeitures of share-based compensation awards. Average basic and diluted shares outstanding decreased slightly in both the current quarter and six-month period due to the Company's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Six Months ended December 31,	2005	2004	Percent Change
(In thousands)
Net earnings	$55,590	$51,632	8%
Cash flows from operations	$40,043	$54,898	(27)%
Cash flows used in investing	(374,464)	(43,268)	NM
Cash flows provided by (used in) financing	319,726	(44,697)	NM
Net decrease in cash and cash equivalents	$(14,695)	$(33,067)	(56)%
NM = Not meaningful

OVERVIEW
Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for acquisitions. We expect cash on hand, internally generated cash flow and available credit from third-party financing agreements will provide funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments and cash dividends) into the foreseeable future. We have up to $130 million remaining available under our revolving credit facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

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

SOURCES AND USES OF CASH
Cash and cash equivalents decreased $14.7 million in the first six months of fiscal 2006; they decreased $33.1 million in the comparable period of fiscal 2005. In both periods, net cash provided by operating activities was used for purchases of Company stock, capital investments and dividends. In the current period, cash, which was provided by borrowings, was used to acquire the G+J Consumer Titles and the license assets of KSMO-TV.

Operating activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as book, integrated marketing and product sales. Operating cash outflows include payments to vendors and employees and interest, pension and income tax payments. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee benefits and other services and supplies.

Cash provided by operating activities totaled $40.0 million in the first half of fiscal 2006 compared with $54.9 million in first half of fiscal 2005. Contributing to the decrease were the absence of income tax refunds received in the prior year as well as increased cash spending for pension and income tax payments. Factors offsetting the decrease were higher cash receipts from advertising and newsstand sales.

Investing activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses, investments and additions to property, plant and equipment.

Net cash used by investing activities increased to $374.5 million in the current six months from $43.3 million in the prior-year period. The increase reflected the use of cash for the acquisition of the G+J Consumer Titles and the license assets of KSMO-TV and increased spending for the purchase of property, plant and equipment in the current period.

Financing activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from common stock issued under share-based payment plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock and the payment of dividends.

Net cash provided by financing activities totaled $319.7 million in the six months ended December 31, 2005, compared with $44.7 million used in the six months ended December 31, 2004. The financing of the G+J Consumer Titles more than offset repayments of long-term debt and decreases in purchases of Company stock.

Long-term debt
At December 31, 2005, long-term debt outstanding totaled $595 million. The debt consisted of $475 million in fixed-rate unsecured senior notes, $100 million under an asset-backed commercial paper facility and $20 million outstanding under the revolving credit facility. Of this debt, $75 million is due in the next 12 months. We expect to repay this debt with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes is 5.30 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 4.55 percent in December 2005. The asset-backed commercial paper facility has a capacity of up to $100 million and renews annually until April 9, 2007, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 4.85 percent at December 31, 2005. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at December 31, 2005, and expects to remain so in the future.

Contractual obligations
As of December 31, 2005, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005.

Share repurchase program
As part of our ongoing share repurchase program, we spent $26.5 million in the first half of fiscal 2006 to repurchase an aggregate of 533,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $49.1 million to repurchase 965,000 shares in the first six months of fiscal 2005. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. As of December 31, 2005, future repurchases of approximately 1.6 million shares were authorized. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2005.

Dividends
Dividends paid in the first six months of fiscal 2006 totaled $13.8 million, or 28 cents per share, compared with dividend payments of $12.0 million, or 24 cents per share, in the first six months of fiscal 2005.

Capital expenditures
Spending for property, plant and equipment totaled $15.0 million in the first six months of fiscal 2006 compared with prior-year first half spending of $9.8 million. Spending increased over the prior year primarily due to furniture and fixtures additions and leasehold improvements related to the acquisition of the G+J Consumer Titles and to purchases of broadcast equipment. We expect to spend approximately $22 million in fiscal 2006 and 2007 for a new facility for our television station in Hartford. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES
Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2005. As of December 31, 2005, the Company's critical accounting policies had not changed from June 30, 2005.

OUTLOOK
The following statements reflect our current expectations for the third quarter and remainder of fiscal 2006.

On a comparable basis, Meredith expects Publishing advertising revenues to increase in the low single-digits in the third quarter. Broadcast pacings, which are a snapshot in time and change frequently, are currently up in the high single-digits for the third quarter.

As the Company stated at the beginning of fiscal 2006, it expected earnings per share (before the cumulative benefit of a change in accounting principle) to grow in the mid teens in the second half of fiscal 2006. Meredith continues to believe earnings per share will grow at this level. This would translate into earnings per share of approximately $0.80 for the third quarter and $2.86 for the full year, or a 14 percent increase from the $2.50 (before the cumulative benefit of a change in accounting principle) the Company earned in fiscal 2005.

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

Long-term debt
At December 31, 2005, Meredith had outstanding $475 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $478.5 million from $472.7 million at December 31, 2005.

Meredith also had $120 million in variable-rate long-term debt outstanding at December 31, 2005. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would have no material effect on interest expense at December 31, 2005.

Broadcast rights payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2005.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended December 31, 2005.

Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
October 1 to October 31, 2005	147,255	$ 49.15	147,255	1,767,551
November 1 to November 30, 2005	85,003	$ 49.91	85,003	1,682,548
December 1 to December 31, 2005	99,461	$ 50.64	99,461	1,583,087
Total	331,719	$ 49.79	331,719	1,583,087
[1]

Column (a), Total number of shares purchased includes the following purchases of Class B stock:  4,831 shares in October 2005 and 807 shares in November 2005; and the following shares withheld upon the exercise of stock options:  20,512 in October 2005, 21,759 in November 2005 and 80,161 in December 2005.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders was held on November 8, 2005, at the Company's headquarters in Des Moines, Iowa.

(b)

The name of each director elected at the Annual Meeting is shown under Item 4(c)(1). The other directors whose terms of office continued after the meeting were:  Herbert M. Baum, Mary Sue Coleman, D. Mell Meredith Frazier, Frederick B. Henry, Joel W. Johnson, William T. Kerr,
Stephen M. Lacy, and Nicholas L. Reding.

(c)	(1)	Proposal 1: Election of four Class I directors for terms expiring in 2008. Each nominee was elected in uncontested elections by the votes cast as follows:

				Number of shareholder votes *
				For	Withheld
		Class I directors
			Robert E. Lee	120,595,558	1,478,633
			David J. Londoner	120,818,294	1,255,897
			Philip A. Marineau	119,954,303	2,119,888
			Charles D. Peebler, Jr.	105,746,652	16,327,539

		* As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

(c)	(2)	Proposal 2: To act upon a shareholder proposal to retain an investment banker to develop a plan for recapitalization. Proposal 2 was rejected by the votes cast as follows:
		For	Against	Abstentions	Broker Non-votes
		21,565,071	95,461,197	798,012	4,249,911

Item 6.	Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 24, 2006

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HIGHLIGHTS
Table of Contents

Financial Data:
Balance Sheets
Statement of Earnings
Statement of Cash Flows
Statement of Shareholders' Equity
Notes
Management's Discussion and Analysis
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures

Submission of Matters to a Vote
Index to Exhibits