Form 10-Q
period 2006-03-31
MEREDITH CORP
filed 2006-04-25
CIK 65011

click here for HIGHLIGHTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2006
Common shares	40,309,817
Class B shares	9,429,191
Total common and Class B shares	49,739,008

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) March 31, 2006	June 30, 2005
(In thousands)
Current assets
Cash and cash equivalents	$15,544	$29,788
Accounts receivable, net	233,371	176,669
Inventories	59,342	41,562
Current portion of subscription acquisition costs	85,080	27,777
Current portion of broadcast rights	14,352	13,539
Other current assets	13,540	15,160
Total current assets	421,229	304,495
Property, plant and equipment	420,263	398,882
Less accumulated depreciation	(225,775)	(205,926)
Net property, plant and equipment	194,488	192,956
Subscription acquisition costs	73,108	24,722
Broadcast rights	8,843	7,096
Other assets	68,338	58,589
Intangibles, net	809,675	707,068
Goodwill	431,434	196,382
Total assets	$2,007,115	$1,491,308

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
Liabilities and Shareholders' Equity	(Unaudited) March 31, 2006	June 30, 2005
(In thousands except per share data)
Current liabilities
Current portion of long-term debt	$-	$125,000
Current portion of broadcast rights payable	18,178	18,676
Accounts payable	47,210	48,462
Accrued expenses and other liabilities	125,432	119,526
Current portion of unearned subscription revenues	209,524	127,416
Total current liabilities	400,344	439,080
Long-term debt	520,000	125,000
Long-term broadcast rights payable	16,608	17,208
Unearned subscription revenues	169,088	112,358
Deferred income taxes	115,533	93,929
Other noncurrent liabilities	47,687	51,906
Total liabilities	1,269,260	839,481
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000 shares; none issued	-	-
Common stock, par value $1 per share
Authorized 80,000 shares; issued and outstanding 40,310 shares (excluding 29,120 treasury shares) and 39,700 shares (excluding 28,439 treasury shares), respectively	40,310	39,700
Class B stock, par value $1 per share, convertible to common stock
Authorized 15,000 shares; issued and outstanding 9,429 shares and 9,596 shares, respectively	9,429	9,596
Additional paid-in capital	68,530	55,346
Retained earnings	624,588	550,115
Accumulated other comprehensive loss	(1,025)	(1,025)
Unearned compensation	(3,977)	(1,905)
Total shareholders' equity	737,855	651,827
Total liabilities and shareholders' equity	$2,007,115	$1,491,308

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months		Nine Months
Period ended March 31,	2006	2005	2006	2005
(In thousands except per share data)
Revenues
Advertising	$227,843	$178,785	$693,214	$535,960
Circulation	95,888	64,962	278,468	179,049
All other	71,193	61,770	199,490	173,924
Total revenues	394,924	305,517	1,171,172	888,933
Operating costs and expenses
Production, distribution and editorial	157,908	136,699	499,062	389,275
Selling, general and administrative	152,081	97,685	457,571	318,674
Depreciation and amortization	11,290	8,831	34,202	26,008
Total operating costs and expenses	321,279	243,215	990,835	733,957
Income from operations	73,645	62,302	180,337	154,976
Interest income	412	259	779	699
Interest expense	(7,437)	(5,094)	(23,361)	(15,436)
Earnings before income taxes and cumulative effect of change in accounting principle	66,620	57,467	157,755	140,239
Income taxes	25,979	22,239	61,524	54,272
Earnings before cumulative effect of change in accounting principle	40,641	35,228	96,231	85,967
Cumulative effect of change in accounting principle, net of taxes	-	-	-	893
Net earnings	$40,641	$35,228	$96,231	$86,860

Basic earnings per share
Before cumulative effect of change in accounting principle	$0.82	$0.71	$1.95	$1.72
Cumulative effect of change in accounting principle	-	-	-	0.02
Net basic earnings per share	$0.82	$0.71	$1.95	$1.74
Basic average shares outstanding	49,524	49,649	49,361	49,943

Diluted earnings per share
Before cumulative effect of change in accounting principle	$0.80	$0.69	$1.90	$1.67
Cumulative effect of change in accounting principle	-	-	-	0.02
Net diluted earnings per share	$0.80	$0.69	$1.90	$1.69
Diluted average shares outstanding	50,852	50,990	50,747	51,441

Dividends paid per share	$0.160	$0.140	$0.440	$0.380

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In thousands)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensa- tion	Total
Balance at June 30, 2005	$ 39,700	$ 9,596	$ 55,346	$ 550,115	$ (1,025)	$ (1,905)	$ 651,827
Net earnings Net earnings	-	-	-	96,231	-	-	96,231
Other comprehensive income, net of tax	-	-	-	-	-	-	-
Total comprehensive income							96,231

Stock issued under various incentive
plans, net of forfeitures	1,361	-	27,643	-	-	(1,258)	27,746
Issuance of restricted stock units	-	-	2,517	-	-	(2,517)	-
Purchases of Company stock	(908)	(10)	(46,315)	-	-	-	(47,233)
Share-based compensation	-	-	10,535	-	-	1,703	12,238
Conversion of Class B to common stock	157	(157)	-	-	-	-	-

Dividends paid, 44 cents per share
Common stock	-	-	-	(17,567)	-	-	(17,567)
Class B stock	-	-	-	(4,191)	-	-	(4,191)

Tax benefit from incentive plans	-	-	18,804	-	-	-	18,804
Balance at March 31, 2006	$ 40,310	$ 9,429	$ 68,530	$ 624,588	$ (1,025)	$ (3,977)	$ 737,855

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months ended March 31,	2006	2005
(In thousands)
Cash flows from operating activities
Net earnings	$96,231	$86,860
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation	23,819	21,834
Amortization	10,383	4,174
Share-based compensation	12,238	7,187
Deferred income taxes	43,914	12,451
Amortization of broadcast rights	21,787	23,178
Payments for broadcast rights	(25,759)	(25,830)
Gains from dispositions of assets, net of taxes	(305)	(866)
Excess tax benefits from share-based payments	(18,804)	(2,491)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(11,943)	(22,692)
Inventories	(6,349)	(7,982)
Other current assets	2,126	(475)
Subscription acquisition costs	(2,559)	7,332
Other assets	(11,029)	(1,545)
Accounts payable	(5,168)	(10,941)
Accrued expenses and other liabilities	1,485	15,412
Unearned subscription revenues	355	(2,605)
Other noncurrent liabilities	(13,877)	1,246
Net cash provided by operating activities	116,545	104,247
Cash flows from investing activities
Acquisitions of businesses	(359,465)	(35,262)
Additions to property, plant and equipment	(20,829)	(17,408)
Proceeds from dispositions of assets	2,500	2,050
Other	-	3,205
Net cash used in investing activities	(377,794)	(47,415)
Cash flows from financing activities
Proceeds from issuance of long-term debt	490,000	60,000
Repayments of long-term debt	(220,000)	(90,000)
Excess tax benefits from share-based payments	18,804	2,491
Proceeds from common stock issued	27,895	18,928
Purchases of Company stock	(47,233)	(85,173)
Dividends paid	(21,758)	(18,931)
Other financing activities	(703)	(256)
Net cash provided by (used in) financing activities	247,005	(112,941)

Net decrease in cash and cash equivalents	(14,244)	(56,109)
Cash and cash equivalents at beginning of period	29,788	58,723
Cash and cash equivalents at end of period	$15,544	$2,614

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

The condensed consolidated financial statements as of March 31, 2006, and for the three and nine months ended March 31, 2006 and 2005, are unaudited but, in management's opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. Certain prior-year amounts have been reclassified to conform with current-year presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

As disclosed in Meredith's fiscal 2005 Annual Report on Form 10-K, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment effective October 1, 2004. As a result, in the second quarter of fiscal 2005, the Company recorded the cumulative effect of a change in accounting principle of $1.5 million ($0.9 million after tax), or $0.02 per share, to reduce compensation expense recognized in previous periods.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.  Acquisition

On July 1, 2005, Meredith acquired Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child and Ser Padres magazines from Gruner + Jahr Printing & Publishing Co. (Gruner + Jahr) for $350 million in cash. Meredith's results of operations include the acquired publications beginning July 1, 2005. The cash purchase price, including transaction costs, was $353.7 million. The allocation of the purchase price to assets acquired and liabilities assumed is preliminary pending finalization of management's integration plan pertaining to the acquired business. Management's purchase price allocation resulted in goodwill of $235.0 million, identifiable intangible assets of $113.0 million, tangible assets of $4.7 million, net working capital of $45.6 million and assumed liabilities of $44.6 million. The identifiable intangible assets include trade names of $76.3 million, subscriber relationships of $15.9 million, advertiser relationships of $18.4 million and other miscellaneous intangibles of $2.4 million. The tangible and intangible assets have been valued based on an independent third-party valuation. Goodwill and trade names will not be subject to amortization. Other intangible assets will be amortized over their estimated useful lives, which range from 3 to 7 years.

The transaction was financed primarily through a new $300 million private placement of fixed-rate senior notes with a weighted average interest rate of 4.56 percent. The remaining $50 million was financed under our existing credit facilities. The new private placement debt will mature in staggered terms over the next two to five years.

Pro forma results of Meredith's operations for the nine months ended March 31, 2005, are based on unaudited carve-out financial statements prepared by Gruner + Jahr. Since Gruner + Jahr did not publicly report on a quarterly basis, there can be no assurances that these carve-out financial statements include all adjustments required to properly state results for the nine-month period. On a pro forma basis as if the acquisition had occurred on July 1, 2004, Meredith would have had revenue of $1,123.2 million, net earnings of $83.9 million, basic earnings per share of $1.68 and diluted earnings per share of $1.63 for the nine months ended March 31, 2005. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisition been completed on the date indicated and does not purport to indicate results of operations as of any future date or any future period.

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

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  Inventories

Major components of inventories are summarized below. Of total inventory values shown, approximately 23 percent are under the LIFO method at March 31, 2006, and 33 percent at June 30, 2005.

	March 31, 2006	June 30, 2005
(In thousands)
Raw materials	$29,757	$16,111
Work in process	24,583	21,094
Finished goods	13,587	11,775
	67,927	48,980
Reserve for LIFO cost valuation	(8,585)	(7,418)
Inventories	$59,342	$41,562

4.  Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	March 31, 2006			June 30, 2005
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing Group
Noncompete agreements	$2,534	$(2,021)	$513	$2,534	$(1,652)	$882
Advertiser relationships	18,400	(1,971)	16,429	-	-	-
Customer lists	17,763	(5,838)	11,925	1,863	(1,863)	-
Other	2,390	(361)	2,029	-	-	-
Broadcasting Group
Network affiliation
agreements	218,651	(82,125)	136,526	218,651	(78,452)	140,199
Customer lists	91	(68)	23	91	(34)	57
Total	$259,829	$(92,384)	167,445	$223,139	$(82,001)	141,138
Intangible assets not
subject to amortization
Publishing Group
Trademarks			124,431			48,131
Broadcasting Group
FCC licenses			517,799			517,799
Total			642,230			565,930
Intangibles, net			$809,675			$707,068

Amortization expense for intangible assets was $10.4 million for the nine months ended March 31, 2006. Annual amortization expense for intangible assets is expected to be as follows:  $14.0 million in fiscal 2006, $14.0 million in fiscal 2007, $13.9 million in fiscal 2008, $8.6 million in fiscal 2009, $7.8 million in fiscal 2010 and $7.7 million in fiscal 2011.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The changes in the carrying amounts of goodwill during the first nine months of fiscal 2006 and 2005 are as follows:

Nine Months ended March 31,	2006			2005
(In thousands)	Publishing Group	Broadcasting Group	Total	Publishing Group	Broadcasting Group	Total

Balance at beginning of period	$110,325	$86,057	$196,382	$110,325	$80,978	$191,303
Acquisitions	235,052	-	235,052	-	5,079	5,079
Balance at end of period	$345,377	$86,057	$431,434	$110,325	$86,057	$196,382

5.  Long-term Debt

Long-term debt consists of the following:
	March 31, 2006	June 30, 2005
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million due 4/2/2011	$90,000	$25,000
Revolving credit facility of $150 million due 10/7/2010	30,000	-

Private placement notes
6.57% senior notes, due 9/1/2005	-	50,000
6.65% senior notes, due 3/1/2006	-	75,000
6.39% senior notes, due 4/1/2007	50,000	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
4.42% senior notes, due 7/1/2007	50,000	-
4.50% senior notes, due 7/1/2008	75,000	-
4.57% senior notes, due 7/1/2009	100,000	-
4.70% senior notes, due 7/1/2010	75,000	-
Total long-term debt	520,000	250,000
Current portion of long-term debt	-	(125,000)
Long-term debt	$520,000	$125,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title and interest in the majority of its accounts receivable related to advertising, book and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At March 31, 2006, $217.0 million of accounts receivable, net of reserves, was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 7.75 percent at March 31, 2006, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date.

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.  Pension and Postretirement Benefit Plans

The following tables present the components of net periodic benefit cost:

	Three Months		Nine Months
Period ended March 31,	2006	2005	2006	2005
(In thousands)
Pension benefits
Service cost	$1,364	$1,341	$4,092	$4,022
Interest cost	1,209	1,122	3,627	3,365
Expected return on plan assets	(1,649)	(1,582)	(4,946)	(4,745)
Prior service cost amortization	170	170	511	511
Actuarial loss amortization	118	35	354	103
Net periodic pension expense	$1,212	$1,086	$3,638	$3,256

Postretirement benefits
Service cost	$108	$213	$326	$640
Interest cost	246	322	738	965
Prior service cost amortization	(175)	(72)	(524)	(215)
Actuarial loss amortization	27	18	81	53
Net periodic postretirement expense	$206	$481	$621	$1,443

7.  Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Nine Months
Period ended March 31,	2006	2005	2006	2005
(In thousands except per share data)
Earnings before cumulative effect of change in accounting principle	$40,641	$35,228	$96,231	$85,967

Basic average shares outstanding	49,524	49,649	49,361	49,943
Dilutive effect of stock options	1,328	1,341	1,386	1,498
Diluted average shares outstanding	50,852	50,990	50,747	51,441
Earnings per share before cumulative effect of change in accounting principle
Basic	$0.82	$0.71	$1.95	$1.72
Diluted	0.80	0.69	1.90	1.67

For the three months ended March 31, antidilutive options excluded from the above calculations totaled 608,000 options in 2006 (with a weighted average exercise price of $49.42) and 2,019,000 options in 2005 (with a weighted average exercise price of $47.95). For the nine months ended March 31, antidilutive options excluded from the above calculations totaled 1,295,000 options in 2006 (with a weighted average exercise price of $49.75) and 1,947,000 options in 2005 (with a weighted average exercise price of $47.72).

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the nine months ended March 31, 2006 and 2005, options were exercised to purchase 1,283,000 shares and 554,000 shares, respectively.

8.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net earnings as well as items of other comprehensive income. Total comprehensive income for the three months ended March 31, 2006 and 2005, was $40.6 million and $35.2 million, respectively. Total comprehensive income for the nine months ended March 31, 2006 and 2005, was $96.2 million and $87.0 million, respectively.

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

MEREDITH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months		Nine Months
Period ended March 31,	2006	2005	2006	2005
(In thousands)
Revenues
Publishing	$319,011	$235,730	$938,954	$655,971
Broadcasting	75,913	69,787	232,218	232,962
Total revenues	$394,924	$305,517	$1,171,172	$888,933

Operating profit
Publishing	$61,366	$54,996	$146,289	$117,636
Broadcasting	20,073	16,220	59,141	62,659
Unallocated corporate	(7,794)	(8,914)	(25,093)	(25,319)
Income from operations	$73,645	$62,302	$180,337	$154,976

Depreciation and amortization
Publishing	$4,637	$2,270	$14,120	$7,031
Broadcasting	6,036	5,886	18,197	17,201
Unallocated corporate	617	675	1,885	1,776
Total depreciation and amortization	$11,290	$8,831	$34,202	$26,008

10.  Subsequent Event

On April 21, 2006, Meredith acquired O'Grady Meyers, Inc. (OGM) through the acquisition of all of OGM's outstanding stock. OGM is a Los-Angeles based interactive marketing services firm that specializes in online customer relationship marketing. This acquisition is not material to the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation (Meredith or the Company) is one of America's leading media and marketing companies. We are one of the leading magazine publishers serving women and a broadcaster with television stations in top markets such as Atlanta, Phoenix and Portland. Each month we reach more than 80 million American consumers through our magazines, books, custom publications, web sites and television stations.

Meredith operates in two business segments. Publishing consists of magazine and book publishing, Integrated Marketing, Interactive Media, database-related activities, brand licensing and other related operations. Broadcasting consists of 14 network-affiliated television stations and one radio station. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 80 percent of the Company's revenues in the first nine months of fiscal 2006 while broadcasting revenues totaled 20 percent.

PUBLISHING
Advertising revenues made up 50 percent of publishing's revenues in the first nine months of fiscal 2006. These revenues are generated from the sale of advertising space in the Company's magazines and on web sites to clients interested in promoting their brands, products and services to consumers. Circulation revenues accounted for 30 percent of publishing's fiscal 2006 first nine months revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 20 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing, product sales and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING
Broadcasting derives almost all of its revenues-98 percent in the first nine months of fiscal 2006-from the sale of advertising. The remainder comes from television retransmission fees paid by cable and satellite companies, television production services and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST NINE MONTHS FISCAL 2006 HIGHLIGHTS

  On July 1, 2005, Meredith completed its acquisition of Parents, (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child and Ser Padres (collectively referred to as the G+J Consumer Titles) from Gruner + Jahr Printing and Publishing Co.

  Revenues increased 32 percent from the prior-year first nine months reflecting the addition of the G+J Consumer Titles as well as increased revenues in our core businesses. Strong publishing advertising results in the first half of fiscal 2006 helped offset the cyclical decline in broadcasting revenues due to the absence of political advertising. In the third quarter of fiscal 2006, strong advertising revenues at our television stations countered slower growth in magazine advertising.

  On a comparable basis, excluding the G+J Consumer Titles, publishing revenues and operating profit increased 7 percent and 8 percent, respectively, as compared with the same nine-month period in the prior year. Broadcasting revenues were flat as compared to the first nine months of the prior year and operating profits were down 6 percent for this same period.

  Diluted earnings per share increased 14 percent to $1.90 from prior-year first nine months' earnings of $1.67 (before the cumulative effect of a change in accounting principle). For the nine months ended March 31, 2006, the G+J Consumer Titles were accretive.

  We spent $47.2 million to repurchase shares of our common stock in the nine-month period.

USE OF NON-GAAP FINANCIAL MEASURES
Our analysis of broadcasting segment results includes references to earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our broadcasting segment. EBITDA is a common supplemental measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Broadcasting segment EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

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

RESULTS OF OPERATIONS

Three Months ended March 31,	2006	2005	Percent Change
(In thousands)
Total revenues	$394,924	$305,517	29%
Operating costs and expenses	321,279	243,215	32%
Income from operations	$73,645	$62,302	18%
Net earnings	$40,641	$35,228	15%
Diluted earnings per share	$0.80	$0.69	16%

Nine Months ended March 31,	2006	2005	Percent Change
(In thousands)
Total revenues	$1,171,172	$888,933	32%
Operating costs and expenses	990,835	733,957	35%
Income from operations	$180,337	$154,976	16%
Earnings before cumulative effect of change in accounting principle	$96,231	$85,967	12%
Net earnings	$96,231	$86,860	11%
Diluted earnings per share
Before cumulative effect of change in accounting principle	$1.90	$1.67	14%
Net earnings	$1.90	$1.69	12%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments followed by an analysis of the consolidated results of operations for the quarter and nine months ended March 31, 2006, compared with the respective prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

PUBLISHING
Publishing operating results were as follows:

Three Months ended March 31,	2006	2005	Percent Change
(In thousands)
Advertising revenues	$154,979	$110,465	40%
Circulation revenues	95,888	64,962	48%
Other revenues	68,144	60,303	13%
Total revenues	319,011	235,730	35%
Operating costs	257,645	180,734	43%
Operating profit	$61,366	$54,996	12%

Nine Months ended March 31,	2006	2005	Percent Change
(In thousands)
Advertising revenues	$466,779	$307,478	52%
Circulation revenues	278,468	179,049	56%
Other revenues	193,707	169,444	14%
Total revenues	938,954	655,971	43%
Operating costs	792,665	538,335	47%
Operating profit	$146,289	$117,636	24%

Revenues
Publishing revenues, excluding revenues from the newly acquired G+J Consumer Titles, increased 5 percent in the third quarter compared with the prior-year quarter as a result of increased circulation revenues and strong growth in Meredith Books and Integrated Marketing revenues. These increases were partially offset by lower advertising revenues from our women's service field titles. In the first nine months of fiscal 2006, comparable revenues increased 7 percent compared with the prior-year period due to increases in advertising and circulation revenues and strong growth in revenues from Meredith Books and Interactive Media operations.

Comparable publishing advertising revenues, excluding revenues from the newly acquired G+J Consumer Titles, increased 2 percent in the third quarter and 7 percent in the first nine months of fiscal 2006. For the third quarter, an increase in advertising pages sold was partially offset by lower average revenues per page. Our mid-size magazines produced solid advertising gains, which were partially offset by weakness in the women's service field. We saw strength in the home, cosmetics and travel categories, partially offset by weakness in food, pharmaceutical and retail. The increase in the nine-month period was attributable primarily to the sale of more advertising pages at most of our titles with higher average revenues per page also contributing to the increase. Comparable online advertising revenues increased 61 percent in the quarter and 79 percent in the first nine months of fiscal 2006 due to increased traffic, price increases and a more efficient utilization of advertising inventory. We continue to generate significant numbers of subscription, renewal and customer service transactions on the Web.

On a comparable basis, magazine circulation revenues increased 6 percent from the prior-year third quarter and were up 4 percent for the first nine months of fiscal 2006. The increase in newsstand revenues was primarily due to an increase in the number of Special Interest Publications published, partially offset by a decrease in average sales per issue. Subscription revenues were up 6 percent in the third quarter and were flat for the nine months ended March 31, 2006. The increase in the quarter was due in part to one issue of Country Home being shifted from the second quarter into the third quarter as compared to the prior year.

Other publishing revenues increased 10 percent on a comparable basis from the prior-year third quarter and were up 12 percent in the nine-month period primarily reflecting strong growth in Meredith Books sales as well as strong revenues from ongoing Integrated Marketing programs. For the three- and nine-month periods ended March 31, 2006, Integrated Marketing increased revenues 12 percent and 8 percent, respectively, due primarily to growth in large ongoing programs for DIRECTV, Nestlé, Carnival Cruise Lines and Publix. In addition, Meredith Books grew revenues in the high teens on a percentage basis in both the third quarter and the first nine months of fiscal 2006. Top selling books included several titles in the 1-2-3 series that we publish for The Home Depot; self help books Moving On and Metabolism Makeover; and sales of Food Network Favorites and The Sonoma Diet.

Operating Costs
Excluding G+J Consumer Title's operating costs, comparable third quarter publishing operating costs increased 8 percent from the fiscal 2005 quarter. For the nine months ended March 31, 2006, comparable publishing operating costs increased 7 percent from the comparable prior-year period. The increase reflected higher paper, postage and employee compensation costs. On a comparable basis, paper costs were up due to both an increase in paper consumption and higher paper prices. The increase in comparable paper consumption reflected higher sales volume of advertising pages. Postage expense increased 9 percent for the quarter and 8 percent for the nine-month period compared to the prior-year periods due to increased sales volume of advertising pages and a 5 percent increase in postage rates effective January 2006. Employee compensation costs were up primarily as a result of increased payroll, commission and share-based compensation expenses.

Operating Profit
Publishing operating profit increased 12 percent in the quarter (down 2 percent on a comparable basis) compared to the prior-year quarter due to the addition of the G+J Consumer Titles and strong profit growth in Meredith Books and Interactive Media, partially offset by lower operating results in our women's service field titles. For the first nine months of fiscal 2006, publishing operating profit increased 24 percent (up 8 percent on a comparable basis) compared with the prior-year period. This performance was due to the addition of the G+J Consumer Titles, solid advertising results in most of Meredith's existing magazines, and strong profit growth in Meredith Books and Interactive Media operations, partially offset by lower operating results in our women's service field titles. Continued weakness in our Special Interest Publications affected both the quarter and nine-month period operating profit results.

BROADCASTING
Broadcasting operating results were as follows:

Three Months ended March 31,	2006	2005	Percent Change
(In thousands)
Non-political advertising revenues	$72,200	$68,216	6%
Political advertising revenues	664	104	538%
Other revenues	3,049	1,467	108%
Total revenues	75,913	69,787	9%
Operating costs	55,840	53,567	4%
Operating profit	$20,073	$16,220	24%

Nine Months ended March 31,	2006	2005	Percent Change
(In thousands)
Non-political advertising revenues	$225,607	$209,799	8%
Political advertising revenues	828	18,683	(96)%
Other revenues	5,783	4,480	29%
Total revenues	232,218	232,962	- %
Operating costs	173,077	170,303	2%
Operating profit	$59,141	$62,659	(6)%

Revenues
Broadcasting revenues increased 9 percent in the third quarter and were flat for the first nine months of fiscal 2006 compared with the respective prior-year periods. For the three months ended March 31, 2006, local advertising grew 10 percent, which was partially offset by a 1 percent decline in national advertising. Net political advertising revenues totaled $0.8 million in the first nine months of the current fiscal year compared to $18.7 million in the prior-year period. The fluctuations in political advertising revenues at Meredith's stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising and therefore the revenues are not entirely incremental. Non-political advertising revenues increased 6 percent in the quarter and 8 percent in the nine-month period, reflecting a gain of 9 percent in local advertising and 4 percent in national advertising in the first nine months. Increases in other revenues of 108 percent and 29 percent in the third quarter and nine-month period, respectively, as compared to the prior-year periods, were due primarily to increases in retransmission fees and Internet revenues.

Operating Costs
Operating costs increased 4 percent in the third quarter and 2 percent in the first nine months of fiscal 2006 compared with the respective prior-year periods. Investments in local news programming costs and more aggressive sales and promotion efforts more than offset reductions in broadcast program rights amortization. Aggressive sales and promotion efforts were reflected in increased commissions and management incentive compensation costs. Operating cost increases also reflected an increase in depreciation expense.

Operating Profit
Broadcasting operating profit increased 24 percent in the third quarter compared to the prior-year quarter due to strong gains in local non-political advertising. For the first nine months of fiscal 2006, broadcasting operating profit was down 6 percent compared with the prior-year period. The results for the nine-month period reflect the cyclical decline in political advertising, partially offset by gains in local and national non-political advertising.

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

Three Months ended March 31,	2006	2005
(In thousands)
Revenues	$75,913	$69,787
Operating profit	$20,073	$16,220
Depreciation and amortization	6,036	5,886
EBITDA	$26,109	$22,106
EBITDA margin	34.4%	31.7%

Nine Months ended March 31,	2006	2005
(In thousands)
Revenues	$232,218	$232,962
Operating profit	$59,141	$62,659
Depreciation and amortization	18,197	17,201
EBITDA	$77,338	$79,860
EBITDA margin	33.3%	34.3%

UNALLOCATED CORPORATE EXPENSES
These expenses were as follows:

	2006	2005	Percent Change
(In thousands)
Three months ended March 31,	$7,794	$ 8,914	(13)%
Nine months ended March 31,	$25,093	$ 25,319	(1)%

Unallocated corporate expenses, which represent general corporate overhead expenses not attributable to the operating groups, declined 13 percent in the third quarter and 1 percent in the first nine months of fiscal 2006 compared with the respective prior-year periods. A decline in legal expenses as well as slightly lower expenses for postretirement benefits other than pensions more than offset increases in employee compensation and medical benefits expenses and the increase in incremental share-based compensation as compared to prior-year. Share-based compensation expense was higher due to the immediate expensing of share-based compensation awards for retirement eligible employees.

CONSOLIDATED

Consolidated Operating Costs and Expenses
Consolidated operating costs and expenses were as follows:

Three Months ended March 31,	2006	2005	Percent Change
(In thousands)
Production, distribution and editorial	$157,908	$136,699	16%
Selling, general and administrative	152,081	97,685	56%
Depreciation and amortization	11,290	8,831	28%
Total operating costs and expenses	$321,279	$243,215	32%

Nine Months ended March 31,	2006	2005	Percent Change
(In thousands)
Production, distribution and editorial	$499,062	$389,275	28%
Selling, general and administrative	457,571	318,674	44%
Depreciation and amortization	34,202	26,008	32%
Total operating costs and expenses	$990,835	$733,957	35%

On a comparable basis, production, distribution and editorial costs for the third quarter and nine months ended March 31, 2006, increased 4 percent and 7 percent, respectively, from the prior-year comparable periods. The largest factors in the increases were volume-related increases in paper, postage and production costs as well as higher paper prices and increased postal rates.

Selling, general and administrative expenses increased 9 percent for the third quarter and 5 percent for the nine-month period, when costs of the G+J Consumer Titles are excluded. The increases primarily were due to an increase in publishing employee compensation costs and royalty, sampling and merchandising promotion expenses.

Excluding depreciation and amortization related to G+J Consumer Titles, depreciation and amortization increased 2 percent for the third quarter and 5 percent for the first nine months of the year as compared to the same periods in the prior year reflecting the addition of replacements made in the ordinary course of business.

Income from Operations
Income from operations increased 18 percent in the third quarter reflecting revenue growth and higher operating profits in our broadcasting segment as well as the addition of the G+J Consumer Titles. Income from operations increased 16 percent in the first nine months of fiscal 2006 reflecting revenue growth and higher operating profits within the publishing segment's core businesses and the addition of the G+J Consumer Titles.

Net Interest Expense
Net interest expense was $7.0 million in the fiscal 2006 third quarter compared with expense of $4.8 million in the prior-year quarter. For the nine months ended March 31, 2006, net interest expense was $22.6 million versus $14.7 million in the comparable prior-year period. Increases were due to higher debt levels as a result of the G+J Consumer Titles acquisition partially offset by lower average interest rates. Monthly average long-term debt outstanding was $569 million in the current third quarter and $588 million in the current nine-month period compared with $290 million in the prior third quarter and $297 million in the first nine months of fiscal 2005.

Income Taxes
Our effective tax rate was 39.0 percent in the third quarter and first nine months of fiscal 2006 as compared to 38.7 percent in the prior-year periods. The Company's effective tax rate was higher primarily due to an increase in state income taxes as a result of an expanding tax base.

Earnings and Earnings per Share
Earnings were $40.6 million ($0.80 per diluted share) in the quarter ended March 31, 2006, up 15 percent from $35.2 million ($0.69 per diluted share) in the comparable prior-year quarter. The improvement in the quarter reflected the addition of the G+J Consumer Titles and revenue growth and higher operating profits in our broadcasting segment offset in part by increased interest expense. For the nine months ended March 31, 2006, earnings were $96.2 million ($1.90 per diluted share), an increase of 12 percent from prior-year nine month earnings of $86.0 million ($1.67 per diluted share) before the cumulative effect of a change in accounting principle. The improvement in the nine-month period reflected the addition of the G+J Consumer Titles and higher operating profits within the publishing segment's core businesses offset in part by the near absence of political advertising revenues and increased interest expense in the current year period. Net earnings for the nine months ended March 31, 2005, were $86.9 million ($1.69 per diluted share), including the cumulative effect of a change in accounting principle related to an adjustment for anticipated forfeitures of share-based compensation awards. Average basic and diluted shares outstanding decreased slightly in both the current quarter and nine-month period due to the Company's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended March 31,	2006	2005	Percent Change
(In thousands)
Net earnings	$96,231	$86,860	11%
Cash flows from operations	$116,545	$104,247	12%
Cash flows used in investing	(377,794)	(47,415)	697%
Cash flows provided by (used in) financing	247,005	(112,941)	319%
Net decrease in cash and cash equivalents	$(14,244)	$(56,109)	(75)%

OVERVIEW
Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for acquisitions. We expect cash on hand, internally generated cash flow and available credit from third-party financing agreements will provide funds for reasonably foreseeable operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments and cash dividends). We have up to $130 million remaining available under our revolving credit facility and asset-backed commercial paper facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

Meredith incurred additional debt of $350 million on July 1, 2005, to fund the acquisition of the G+J Consumer Titles. The debt consisted of $300 million in fixed rate unsecured notes and $50 million under the asset-backed commercial paper facility described below under Sources and Uses of Cash - Long-term debt. The notes mature in staggered terms over the next two to five years. Interest rates range from 4.42 to 4.70 percent with a weighted-average interest rate of 4.56 percent.

SOURCES AND USES OF CASH
Cash and cash equivalents decreased $14.2 million in the first nine months of fiscal 2006; they decreased $56.1 million in the comparable period of fiscal 2005. In both periods, net cash provided by operating activities was used for purchases of common stock, capital investments and dividends. In the current nine-month period, cash, which was provided by borrowings, was also used to acquire the G+J Consumer Titles and the license assets of KSMO-TV.

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

Cash provided by operating activities totaled $116.5 million in the first nine months of fiscal 2006 compared with $104.2 million in the first nine months of fiscal 2005. The increase was consistent with the increase in net earnings for the nine months ended March 31, 2006.

Investing activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses, investments and additions to property, plant and equipment.

Net cash used by investing activities increased to $377.8 million in the current nine months from $47.4 million in the prior-year period. The increase reflected the use of cash for the acquisition of the G+J Consumer Titles and the license assets of KSMO-TV and increased spending for the purchase of property, plant and equipment in the current period.

Financing activities
Financing cash inflows generally include borrowings and proceeds from common stock issued under share-based payment plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock and the payment of dividends.

Net cash provided by financing activities totaled $247.0 million in the nine months ended March 31, 2006, compared with $112.9 million used in the nine months ended March 31, 2005. The financing of the G+J Consumer Titles more than offset repayments of long-term debt and purchases of Company stock.

Long-term debt
At March 31, 2006, long-term debt outstanding totaled $520 million. The debt consisted of $400 million in fixed-rate unsecured senior notes, $90 million under an asset-backed commercial paper facility and $30 million outstanding under a revolving credit facility. None of this debt is due in the next 12 months. We expect to repay this debt with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes is 5.05 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 4.94 percent in March 2006. The asset-backed commercial paper facility has a capacity of up to $100 million and renews annually until April 2, 2011, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 5.18 percent at March 31, 2006. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at March 31, 2006, and expects to remain so in the future.

Contractual obligations
As of March 31, 2006, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005.

Share repurchase program
As part of our ongoing share repurchase program, we spent $47.2 million in the first nine months of fiscal 2006 to repurchase an aggregate of 918,000 shares of Meredith Corporation common and Class B stock at then current common stock market prices. We spent $85.2 million to repurchase 1.7 million shares in the first nine months of fiscal 2005. We expect to continue repurchasing shares from time to time, subject to market conditions. As of March 31, 2006, future repurchases of approximately 1.2 million shares were authorized. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2006.

Dividends
Dividends paid in the first nine months of fiscal 2006 totaled $21.8 million, or 44 cents per share, compared with dividend payments of $18.9 million, or 38 cents per share, in the comparable fiscal 2005 period.

Capital expenditures
Spending for property, plant and equipment totaled $20.8 million in the first nine months of fiscal 2006 compared with prior-year spending of $17.4 million in the same period. Spending increased over the prior year primarily due to furniture and fixtures additions and leasehold improvements related to the acquisition of the G+J Consumer Titles and to purchases of broadcast equipment. We expect to spend approximately $22 million in fiscal 2006 and 2007 for a new facility for our television station in Hartford. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES
Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2005. As of March 31, 2006, the Company's critical accounting policies had not changed from June 30, 2005.

OUTLOOK
The following statements reflect our current expectations for the remainder of fiscal 2006.

Broadcast pacings, which are a snapshot in time and change frequently, are currently running up in the high-single digits for the fourth quarter. Publishing advertising revenues are expected to be flat to up slightly on a comparable basis.

The Company continues to believe that earnings per share will approximate $0.96 for the fourth quarter and $2.86 for fiscal 2006, which would be a 14 percent increase from the $2.50 Meredith earned in fiscal 2005 (before the cumulative benefit of a change in accounting principle).

Copies of our quarterly earnings releases are available on our website (www.meredith.com) in the Investor Information section. Copies of the text of management presentations that may contain material non-public information are also posted on our website, typically for one week following the presentation. Copies of both earnings releases and such management presentations are also furnished to the Securities and Exchange Commission on Form 8-K and can be accessed through their website (www.sec.gov). The Company undertakes no obligation to publicly update any earnings guidance or forward-looking statement, whether as a result of new information, future events or otherwise.

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

Long-term debt
At March 31, 2006, Meredith had outstanding $400 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $398.5 million from $392.9 million at March 31, 2006.

Meredith also had $120 million in variable-rate long-term debt outstanding at March 31, 2006. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense approximately $0.6 million.

Broadcast rights payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2005.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended March 31, 2006.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
January 1 to January 31, 2006	121,721	$ 52.93	121,721	1,461,366
February 1 to February 28, 2006	142,422	$ 54.30	142,422	1,318,944
March 1 to March 31, 2006	120,326	$ 54.76	120,326	1,198,618
Total	384,469	$ 54.01	384,469	1,198,618
[1]

Column (a), Total number of shares purchased includes the following purchases of Class B stock: 3,311 shares in January 2006, 30 shares in February 2006 and 832 shares in March 2006; and the following shares withheld upon the exercise of stock options: 107,018 in January 2006, 95,768 in February 2006 and 113,749 in March 2006.

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

MEREDITH CORPORATION Registrant

/s/ Suku V. Radia

Suku V. Radia Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 25, 2006

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HIGHLIGHTS
Table of Contents

Financial Data:
Balance Sheets
Statements of Earnings
Statements of Cash Flows
Statement of Shareholders' Equity
Notes
Management's Discussion and Analysis
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures

Index to Attached Exhibits