Form 10-K
period 2006-06-30
MEREDITH CORP
filed 2006-09-05
CIK 65011

Click here for TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)
Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
Title of class
Class B Stock, par value $1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes [X]     No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and non-accelerated filer" in Rule 12b-2 of the Exchange Act (check one):
                    Large accelerated filer [X]       Accelerated filer [  ]       Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [  ]     No [X]

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2005, was $1,978,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2006
Common shares	38,662,474
Class B shares	9,410,426
Total common and Class B shares	48,072,900

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2006, are incorporated by reference in Part III to the extent described therein.

Meredith Corporation and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (Form 10-K) as Meredith, the Company, we, our, and us.

PART I

ITEM 1.  BUSINESS

GENERAL

Meredith Corporation is one of the nation's leading media and marketing companies. Meredith began in 1902 as an agricultural publisher. The Company entered the television broadcasting business in 1948. Today Meredith is engaged in magazine and book publishing, television broadcasting, integrated marketing, and interactive media. The Company is incorporated under the laws of the State of Iowa. Our common stock is listed on the New York Stock Exchange under the ticker symbol MDP.

The Company has two operating segments: publishing and broadcasting. Financial information about industry segments can be found in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8--Financial Statements and Supplementary Data under Note 14.

The publishing segment focuses on the home and family market. It is a leading publisher of magazines serving women. Twenty-five subscription magazines, including Better Homes and Gardens, Ladies' Home Journal, Family Circle, Parents, American Baby, Fitness, and More and approximately 200 special interest publications were published in fiscal 2006. The publishing segment also includes book publishing, which has over 400 books in print; integrated marketing, which has relationships with some of America's leading companies; a large consumer database; an extensive Internet presence that consists of 18 web sites and strategic alliances with leading Internet destinations; brand licensing activities; and other related operations.

The broadcasting segment includes 14 network-affiliated television stations located across the United States (U.S.) and one AM radio station. The television stations consist of six CBS affiliates, four FOX affiliates, two WB affiliates, one NBC affiliate, and one UPN affiliate. The broadcasting segment also operates 14 web sites.

The Company's largest revenue source is magazine and television advertising. Television advertising is, to some extent, seasonal, traditionally generating higher revenues in the second and fourth fiscal quarters and during key political contests, major sporting events, etc. Revenues and operating results can be affected by changes in the demand for advertising and consumer demand for our products. National and local economic conditions largely affect the magnitude of advertising revenues. Magazine circulation revenues are generally affected by national and regional economic conditions and competition from other forms of media.

BUSINESS DEVELOPMENTS

On July 1, 2005, Meredith completed its acquisition of Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child, and Ser Padres (collectively referred to as the G+J Consumer Titles) from Gruner + Jahr Printing and Publishing Co. (Gruner + Jahr). This acquisition helped implement our previously articulated corporate strategies of broadening the Company's magazine portfolio, attracting younger women readers, and tapping potential in the Hispanic market. As a result of the acquisition, Meredith titles now have the largest female reach in the magazine industry based on Mediamark Research Inc. data and internal Company estimates for special interest publications. Including the new titles, Meredith titles now have circulation of nearly 30 million making Meredith the second largest consumer magazine publisher in the U.S., according to data gathered from the Audit Bureau of Circulations and BPA Worldwide.

In September 2005, Meredith launched its first lifestyle and shelter publication aimed at the growing marketplace of Hispanic women. The magazine is titled Siempre Mujer and has an initial rate base of 350,000. With the launch of Siempre Mujer and the addition of Ser Padres through the acquisition of the G+J Consumer Titles, Meredith Hispanic Ventures now publishes five Spanish-language titles including the Hispanic special interest titles under the American Baby brand of Espera, Primeros 12 Meses, and Healthy Kids En Español, making Meredith the leading publisher serving Hispanic women in the U.S.

On April 21, 2006, Meredith acquired O'Grady Meyers (OGM), an interactive marketing services agency that specializes in online customer relationship marketing. Based in Los Angeles, OGM serves several major consumer brands and is the interactive agency of record for Nestlé USA and several Nestlé brands and divisions including PowerBar, Infant Nutrition, Food Services, Carnation Instant Breakfast, and Buitoni. OGM has extensive experience in the food, packaged goods, and health care categories and excels at tailoring content and delivery for brands at all stages in their life cycles. The firm is well-versed in emerging technologies and interactive marketing trends and innovations. Founded in 1993, OGM currently has 40 employees.

Meredith completed its acquisition of KSMO-TV, the WB affiliate in Kansas City, in September 2005 by acquiring the license assets. In November 2004, Meredith acquired the non-license assets of the station and entered into a joint sales agreement.

In August 2006, Meredith entered into an asset purchase agreement for the sale of KFXO, our low-power FOX affiliate serving the Bend, OR market. See Note 16 to the consolidated financial statements for further information.

DESCRIPTION OF BUSINESS

Publishing

Publishing represented 80 percent of Meredith's consolidated revenues in fiscal 2006. Better Homes and Gardens, the Company's flagship magazine, accounts for a significant percentage of revenues and operating profit of the publishing segment and the Company.

Magazines
Information for major subscription magazine titles as of June 30, 2006, follows:
Title	Description	Frequency per Year	Year-end Rate Base	(1)

Better Homes and Gardens	Home and women's service	12	7,600,000

Ladies' Home Journal	Women's service	12	4,100,000

Family Circle	Women's service	15	3,800,000

Parents	Parenthood	12	2,200,000

American Baby	Parenthood	12	2,000,000

Fitness	Women's lifestyle	12	1,500,000

Country Home	Home decorating	10	1,250,000

More	Women's lifestyle (age 40+)	10	1,100,000

Traditional Home	Home decorating	8	950,000

Midwest Living	Travel and lifestyle	6	925,000

Child	Parenthood	10	825,000

(1)  Rate base is the circulation guaranteed to advertisers. Actual circulation for most of the Company's titles is tracked by the Audit Bureau of Circulations, which issues periodic statements for audited magazines.

Meredith's other subscription magazines include Successful Farming and WOOD. In addition, Meredith significantly increased its presence in the Hispanic market with the launch of Siempre Mujer in September 2005.

We publish over 200 special interest publications under approximately 80 titles, primarily under the Better Homes and Gardens and Creative Collection brands. The titles are issued from one to six times a year and sold primarily on newsstands. A limited number of subscriptions are also sold to certain special interest publications. The following titles are published quarterly or every other month: American Patchwork & Quilting; Beautiful Homes; Before & After; Country Gardens; Creative Home; Decorating; Diabetic Living; Do It Yourself; Garden, Deck & Landscape; Garden Ideas & Outdoor Living; Heart Healthy Living; Kids' Rooms; Kitchen and Bath Ideas; 100 Decorating Ideas Under $100; Remodel; Renovation Style; Scrapbooks etc.; and Window & Wall Ideas.

Magazine Advertising--Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith's larger magazines offer regional and demographic editions that contain the same basic editorial material but allow advertisers to customize their messages to target markets or audiences. The Company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted pages). Most of the publishing segment's advertising revenues are derived from run-of-press display advertising. Meredith Corporate Sales and Marketing brings together all of the Company's publishing resources to create multi-platform marketing programs that meet each client's unique advertising and promotional requirements.

Magazine Circulation--Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the Internet, and other means are Meredith's largest source of circulation revenues. All of our subscription magazines except American Baby, Child, and Successful Farming are also sold by single copy. Single copies sold on newsstands are distributed primarily through magazine wholesalers, who have the right to receive credit from the Company for magazines that retailers return to them.

Meredith Interactive Media
Meredith Interactive Media has extended many of the Company's magazine brands to the Internet. Our flagship home and family site--bhg.com--is a leader in providing unique content and applications in its core content areas of decorating, food, gardening, home improvement, and remodeling. We have established strategic alliance agreements with several leading Internet providers, driving additional traffic to the Company's sites. We are enhancing bhg.com, which already averages 60 million page views and nearly 5 million unique visitors monthly by expanding daily programming, creating a sense of community, leveraging interactive tools, and adding more video. We expect to launch the new version in early calendar 2007. In late spring of calendar 2007, we plan to introduce a parenthood portal that will leverage the editorial strengths of Parents, American Baby, Family Circle, and Child magazines. Our web sites are additional sources of advertising and other revenues and serve to reduce costs through online magazine subscription orders.

Other Sources of Revenues
Other revenues are derived from book sales, integrated marketing, other custom publishing projects, ancillary products and services, and brand licensing agreements.

Meredith Books--The over 400 books Meredith publishes and promotes are directed primarily at the home, family, and children's markets. They are published under the Better Homes and Gardens trademark and under licensed trademarks such as The Home Depot® books and Scotts Miracle Gro® books. Meredith also published books based on properties of the HGTV Home and Garden Television®, Food Network®, and Discovery Channel® cable networks in fiscal 2006. The books are sold through retail book and specialty stores, mass merchandisers, and other channels. During fiscal 2006, we published over 130 new or revised titles.

Meredith Integrated Marketing--Meredith Integrated Marketing, which offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers, and Meredith's consumer database, which can make some 85 million names available to magazine and television advertisers, provide revenue sources that are independent of advertising and circulation. Fiscal 2006 clients included DIRECTV, Nestlé, Hyundai, DaimlerChrysler, Publix, Procter & Gamble, and Carnival Cruise Lines.

Production and Delivery
Paper, printing, and postage costs accounted for approximately 43 percent of the publishing segment's fiscal 2006 operating expenses.

The major raw materials essential to the publishing segment are coated publication and book-grade papers. Meredith directly purchases all of the paper for its magazine production and most of the paper for its book production. Average paper prices rose approximately 10 percent in fiscal 2006. The price of paper is driven by overall market conditions and is therefore difficult to predict, but management anticipates paper prices will increase over the next year due to tight supplies. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements.

Meredith has printing contracts with several major domestic printers for all of its magazine titles. The Company has a contract with a major U.S. printer for the majority of its book titles. Other titles are manufactured on a title-by-title basis by either domestic or foreign printers.

Because of the large volume of magazine and subscription promotion mailings, postage is a significant expense to the publishing segment. We continually seek the most economical and effective methods for mail delivery including cost-saving strategies that leverage worksharing opportunities offered within the postal rate structure. The U.S. Postal Service increased rates 5.3 percent in January 2006. Another increase may be enacted in late spring of calendar 2007. If the increase is approved, it is anticipated that average postage rates will increase 8.5 percent annually. Our costs, however, may increase 10 to 12 percent because the periodical rate is expected to increase more than the overall average increase. Meredith continues to work with others in the industry and through trade organizations to encourage the U.S. Postal Service to implement efficiencies and contain rate increases. We cannot, however, predict future changes in the U.S. Postal Service and postal rates or the impact they will have on its publishing business.

Fulfillment services for Meredith's publishing segment are provided by third parties. National magazine newsstand distribution services are provided by third parties through multi-year agreements.

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

Broadcasting

Broadcasting represented 20 percent of Meredith's consolidated revenues in fiscal 2006. Pertinent information about the Company's television stations at June 30, 2006, follows:

Station, Market	DMA National Rank (1)	Network Affiliation	Analog Channel	Expiration Date of FCC License	Average Audience Share (2)

WGCL-TV	9	CBS	46	4-1-2005 (3)	6.3%
Atlanta, GA

KPHO-TV	13	CBS	5	10-1-2006 (3)	8.0%
Phoenix, AZ

KPTV	23	FOX	12	2-1-2007	7.7%
Portland, OR

KPDX-TV	23	UPN	49	2-1-2007	3.0%
Portland, OR

WFSB-TV	28	CBS	3	4-1-2007	13.7%
Hartford, CT
New Haven, CT

WSMV-TV	30	NBC	4	8-1-2005 (3)	13.7%
Nashville, TN

KCTV	31	CBS	5	2-1-2006 (3)	13.0%
Kansas City, MO

KSMO-TV	31	WB	62	2-1-2006 (3)	3.0%
Kansas City, MO

WHNS-TV	36	FOX	21	12-1-2004 (3)	6.0%
Greenville, SC
Spartanburg, SC
Asheville, NC

KVVU-TV	43	FOX	5	10-1-2006 (3)	5.0%
Las Vegas, NV

WNEM-TV	66	CBS	5	10-1-2005 (3)	15.7%
Flint, MI
Saginaw, MI
Bay City, MI

WFLI-TV	86	WB	53	8-1-2013	1.3%
Chattanooga, TN

WSHM-LP	109	CBS	67	4-1-2007	9.0%
Springfield, MA
Holyoke, MA

KFXO-CA (4)	194	FOX	39	2-1-2007	5.7%
Bend, OR

(1)	Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2006--2007 DMA ranking.

(2)

Average audience share represents the estimated percentage of households using television tuned to the station. The percentages shown reflect the average total day shares (9:00 a.m. to midnight) for the November 2005, February 2006, and May 2006 measurement periods.

(3)	Renewal application pending. Under FCC rules, a license is automatically extended pending FCC processing and granting of the renewal application.

(4)	In August 2006, Meredith entered into an asset purchase agreement for the sale of KFXO.

Operations
Advertising is the principal source of revenue for the broadcasting segment. The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of in-market broadcasters, audience share, and audience demographics. The larger a station's share in any particular daypart, the more leverage a station has in setting advertising rates. As the market fluctuates with supply and demand, so does a station's rates. Most national advertising is sold by independent representative firms. The sales staff at each station generates local/regional advertising revenues.

Typically 30 to 40 percent of a market's television advertising revenue is generated by local news on major network-affiliated stations. Station personnel are continually working to improve their news operations and ratings. In fiscal 2006, we increased the number of weekly news hours from 250 to more than 300.

The national network affiliations of Meredith's 14 television stations influence advertising rates. Generally a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs. In some instances, the network compensates the local stations in accordance with the television station's network affiliation agreement. Conversely, affiliated stations generally pay networks for certain programming such as professional football. As a standard practice, the FOX, UPN, and WB networks make no cash payments to affiliates. The Company's FOX affiliates, however, pay the FOX network for additional advertising spots in prime-time programming. Network compensation has gradually declined at most stations over the past several years and is expected to eventually disappear. Revenues from network affiliation agreements are not material to Meredith.

The Company's affiliation agreements for its six CBS affiliates have expiration dates that range from April 2010 to December 2016. Affiliation agreements for its four FOX-affiliated stations expire in June 2007, and the agreement for its NBC affiliate expires in December 2013. The UPN and WB networks have announced they will cease operations in September 2006 and form a start-up network called CW. We expect to affiliate our WB station in Chattanooga with the new CW network. Our WB affiliate in Kansas City and UPN affiliate in Portland are expected to broadcast programming from MyNetworkTV, a new network owned by News Corporation, the parent of FOX. We also expect to add MyNetworkTV as a second affiliation to our Flint-Saginaw station. The station will broadcast the programming as an additional program stream on its digital channel. Two other stations are broadcasting second program streams on their digital channels: our Las Vegas station is broadcasting a weather channel, and our Nashville station is broadcasting Telemundo network programming. While Meredith's relations with the networks historically have been good, the Company can make no assurances these relationships will continue in the same manner over time.

The costs of locally produced programming and purchased syndicated programming are significant. Syndicated programming costs are based largely on demand from stations in the market and can fluctuate significantly. The Company has been increasing its locally produced news and entertainment programming to attract advertisers and to gain greater control of content and costs.

Meredith has been successful in creating nontraditional revenue streams in the broadcasting segment. Our unique Cornerstone programs differentiate Meredith from other local television broadcasters. These programs leverage our publishing brands by packaging content from our magazines with print and on-air advertising from local advertisers. Further, we are enhancing our stations' Internet capabilities to drive more traffic to the sites and generate more revenues, investing in additional dedicated local sales and editorial personnel at each station, and refocusing our vendor relationships to enhance our technology platform and network (national) sales capabilities. We are also beginning to see increasing revenues from retransmission fees. While most retransmission fees are from satellite providers, we are beginning to collect revenues from smaller cable systems in our markets and expect to receive fees from phone companies entering the local cable market as well. Over time, we expect retransmission fees to exceed network compensation.

In fiscal 2006, we formed Meredith Video Solutions to take advantage of the broadcasting segment's video production capabilities as another means of capitalizing on magazine content and brand strength. Meredith Video Solutions will secure distribution outlets across multiple platforms that include the Internet, mobile devices, cable, satellite, network, and syndicated television. Our current video library includes a series of 30 minute shows based on magazine content, additional video segments carrying the American Baby and Better Homes brands, custom DVDs, and news vignettes. In calendar 2007, our primary video initiative will be to create a series of one-hour original programs that will leverage many of our publishing brands. We will sell advertising, sponsorships, and product placements and plan to distribute the series via a major cable channel or national syndication. The shows' content will focus on our core competencies--decorating, cooking, gardening, remodeling, and parenting. We will feature interviews with editors and exclusive commentary. In addition, we will incorporate video from our magazine-based half-hour specials--for example the Better Homes and Gardens Family Cook-Off, Ladies' Home Journal Wedding Vow Renewal, and the American Baby Casting Call.

Competition
Meredith's television stations and radio station compete directly for advertising dollars and programming in their respective markets with other television and radio stations and cable television providers. Other mass media providers such as newspapers, web sites, and direct broadcast satellite are also competitors. Advertisers compare market share, audience demographics, and advertising rates and take into account audience acceptance of a station's programming, whether local, network, or syndicated.

Regulation
Television and radio broadcasting operations and ownership are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (Communications Act). Among other things, the FCC allots channels for television and radio broadcasting; determines the particular frequencies, locations, and operating power of television and radio stations; issues, renews, and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content, employment practices, and business of stations; and has the power to impose penalties, including license revocations, for violations of its rules or the Communications Act.

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

In early 2003, Congress enacted a national television ownership cap that allows one entity to own an unlimited number of television stations, provided that these stations together do not reach more than 39 percent of U.S. television households. As of June 30, 2006, the Company's television household coverage was less than eight percent (per the FCC calculation method).

In June 2003, the FCC adopted several significant changes to its media ownership restrictions. These changes largely eased restrictions on the combination of television stations, radio stations, and newspapers that a single entity could own in a local market. In September 2003, a federal appeals court stayed the effective date of these new media ownership regulations and, in June 2004, remanded certain aspects of the June 2003 action to the FCC for further proceedings and continued the stay. In June 2005, the U.S. Supreme Court declined to review the appellate court's decision. The Company anticipates that the FCC will initiate one or more new proceedings concerning media ownership restrictions within the next year but cannot predict when or how these matters eventually will be resolved.

The Communications Act and the FCC also regulate relationships between television broadcasters and cable and satellite television providers. Under these provisions, most cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations that elect to exercise this right to mandatory carriage. Alternatively, television stations may elect to restrict cable systems from carrying their signals without their written permission, referred to as retransmission consent. Congress and the FCC have established and implemented generally similar market-specific requirements for mandatory carriage of local television stations by satellite television providers when those providers choose to provide a market's local television signals.

On February 1, 2006, Congress passed the Digital Television Transition and Public Safety Act (DTV Act), and set February 17, 2009, as the deadline for the digital television (DTV) transition. The purpose of the DTV Act is to prepare U.S. consumers for the end of free, over-the-air, analog broadcasts. Most television stations will continue broadcasting both analog and digital programming until February 17, 2009, when all analog broadcasting will stop. After that date, owners of analog televisions receiving over-the-air programming will need to buy converter boxes to convert digital broadcasts into analog format. The federal government is to subsidize the purchase of digital-to-analog converter boxes that will extend the life of current televisions into the age of DTV broadcasting. The law allows the proceeds from the auction of returned analog television spectrum to be used for other national communications priorities.

All of the Company's television stations with the exception of WSHM and KFXO, which are low-power stations and therefore not subject to these requirements, are currently transmitting DTV signals on their assigned digital channels.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one-year terms each November. The current executive officers of the Company are:

Stephen M. Lacy--President and Chief Executive Officer (effective July 1, 2006) and a director of the Company since 2004. Formerly President and Chief Operating Officer (2004-2006), President--Publishing Group (2000-2004), President--Interactive and Integrated Marketing Group (2000), and Vice President--Chief Financial Officer (1998-2000). Age 52.

John H. (Jack) Griffin, Jr.--President--Publishing Group (2004-present). Formerly President--Magazine Group (2003-2004). From 1999 to 2003, Mr. Griffin served as President of Parade Publications, Inc. and Publisher of Parade magazine. Age 46.

Paul A. Karpowicz--President--Broadcasting Group (2005-present). Prior to joining Meredith, Mr. Karpowicz spent 16 years with LIN Television Corporation and in 1994 was named Vice President-Television for LIN's 23 properties in 14 markets. Mr. Karpowicz served on LIN's Board of Directors from 1999 to 2005. Age 53.

Suku V. Radia--Vice President--Chief Financial Officer (2000-present). Age 55.

John S. Zieser--Vice President--Corporate Development/General Counsel and Secretary (2004-present). Formerly Vice President--Corporate and Employee Services/General Counsel and Secretary (2002-2004), and Vice President--General Counsel and Secretary (1999-2002). Age 47.

EMPLOYEES

As of June 30, 2006, the Company had approximately 3,030 full-time and 130 part-time employees. Only a small percentage of our workforce is unionized. Meredith believes its relations with its employees are satisfactory.

OTHER

Name recognition and the public image of the Company's trademarks (e.g., Better Homes and Gardens and Parents) and television station call letters are vital to the success of our ongoing operations and to the introduction of new business. The Company protects its brands by aggressively defending its trademarks and call letters.

The Company had no material expenses for research and development during the past three fiscal years.

Revenues from individual customers and revenues, operating profits, and identifiable assets of foreign operations were not significant. Compliance with federal, state, and local provisions relating to the discharge of materials into the environment and to the protection of the environment had no material effect on capital expenditures, earnings, or the Company's competitive position.

AVAILABLE INFORMATION

The Company's web site is www.meredith.com. Meredith makes available free of charge through its web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after such documents are electronically filed or furnished to the SEC. Copies of such documents are also available free of charge upon written request.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections titled Item 1A--Risk Factors and Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our SEC filings and elsewhere. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such factors include, but are not limited to, those items described in Item 1A--Risk Factors below, those identified elsewhere in this document, and other risks and factors identified from time to time in our SEC filings. We have tried, where possible, to identify such statements by using words such as believe, expect, intend, estimate, anticipate, will, likely, project, plan, and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates, and assumptions regarding future events and are applicable only as of the dates of such statements. Readers are cautioned not to place undue reliance on such forward-looking statements that are part of this filing; actual results may differ materially from those currently anticipated. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1A.  RISK FACTORS

In addition to the other information contained or incorporated by reference into this Form 10-K, investors should consider carefully the following risk factors when investing in our securities. In addition to the risks described below, there may be additional risks that we have not yet perceived or that we currently believe are immaterial.

Advertising represents the largest portion of our revenues.  Approximately 60 percent of our revenues are derived from advertising. Advertising constitutes about half of our publishing segment revenues and almost all of our broadcasting segment revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, for example the Internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising and/or suppress advertising rates.

Circulation revenues represent a significant portion of our revenues.  Magazine circulation is another significant source of revenue, representing about 23 percent of total revenues and about 29 percent of publishing segment revenues. Maintaining circulation is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand may decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase.

Client relationships are important to our book and integrated marketing businesses.  Our ability to maintain existing client relationships and generate new clients depends significantly on the quality of our services, our reputation, and the continuity of Company and client personnel. Dissatisfaction with our services, damage to our reputation, or changes in key personnel could result in a loss of business.

Paper and postage prices may be difficult to predict or control.  Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2006, these expenses accounted for approximately 29 percent of the publishing segment's operating costs. Paper is a commodity and its price has been subject to significant volatility. Historically, we have been able to realize favorable paper pricing through volume discounts and multi-year contracts; however, all of our paper supply contracts provide for price adjustments based on prevailing market prices. We use the U.S. Postal Service for distribution of substantially all of our magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed upon the U.S. Postal Service. Although we work with others in the industry and through trade organizations to encourage the U.S. Postal Service to implement efficiencies that will contain rate increases, we cannot predict with certainty the magnitude of future price changes in paper and postage. Further, we may not be able to pass such increases on to our customers.

World events may result in unexpected adverse operating results for our broadcasting segment.  Our broadcasting results could be affected adversely by world events such as wars, political unrest, acts of terrorism, and natural disasters. Such events can result in significant declines in advertising revenues as the stations will not broadcast, or will limit broadcasting, of commercials during these times of crisis. In addition, our stations may have higher newsgathering costs related to coverage of the events.

Our broadcasting operations are subject to FCC regulation.  Our broadcasting stations operate under licenses granted by the FCC. The FCC regulates many aspects of television station operations including employment practices, political advertising, indecency and obscenity, programming, signal carriage, and various technical matters. Violations of these regulations could result in penalties and fines. Changes in these regulations could impact the results of our operations. The FCC also regulates the ownership of television stations. Changes in the ownership rules could affect our ability to consummate future transactions. It is uncertain how the FCC-mandated transition to DTV will affect viewership. Details regarding regulation and its impact on our broadcasting operations are provided in Item 1--Business beginning on page 8.

We have two classes of stock with different voting rights.  We have two classes of stock: common stock and Class B stock. Holders of common stock are entitled to one vote per share and account for approximately 30 percent of the voting power. Holders of Class B shares are entitled to ten votes per share and account for the remaining 70 percent of the voting power. There are restrictions on who can own Class B shares. The majority of Class B shares are held by members of Meredith's founding family. Control by a limited number of individuals may make the Company a less attractive takeover target, which could adversely affect the market price of our common stock. This voting control also prevents other shareholders from exercising significant influence over certain of our Company's business decisions.

We could incur non-cash charges due to the impairment of goodwill and intangible assets.  We test our goodwill and intangible assets, including FCC licenses, for impairment during the fourth quarter of every year and on an interim basis if indicators of impairment exist. If the fair value of a reporting unit or an intangible asset declines, a potentially material non-cash impairment charge could be incurred.

Acquisitions pose inherent financial and other risks and challenges.  On occasion, Meredith will acquire another business as part of our strategic plan. These transactions involve challenges and risks in negotiation, execution, valuation, and integration. Moreover, competition for certain types of acquisitions is significant, particularly in the field of interactive media. Even if successfully negotiated, closed, and integrated, certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets.

The preceding risk factors should not be construed as a complete list of factors that may affect our future operations and financial results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Meredith is headquartered in Des Moines, IA. The Company owns buildings at 1716 and 1615 Locust Street and is the sole occupant of these buildings. These facilities are adequate for their intended use.

The publishing segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue and 375 Lexington Avenue in New York, NY. The New York facilities are used primarily as advertising sales offices for all Meredith magazines and as headquarters for Ladies' Home Journal, Family Circle, Parents, Fitness, More, Child, Siempre Mujer, and the American Baby Group properties. The publishing segment also maintains leased sales offices in Chicago, IL; Detroit, MI; Los Angeles, CA; and San Francisco, CA. These offices are adequate for their intended use.

The broadcasting segment operates from facilities in the following locations: Atlanta, GA; Phoenix, AZ; Beaverton, OR; Hartford, CT; Nashville, TN; Fairway, KS; Greenville, SC; Henderson, NV; Flint, MI; Saginaw, MI; Chattanooga, TN; and Bend, OR. All of these properties are adequate for their intended use. The properties in Flint, Chattanooga, and Bend are leased while the other properties are owned by the Company. Each of the broadcast stations also maintains owned or leased transmitter site(s).

ITEM 3.  LEGAL PROCEEDINGS

There are various legal proceedings pending against the Company arising from the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of shareholders since the Company's last annual meeting held on November 8, 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, DIVIDENDS, AND HOLDERS

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

	High	Low	Dividends
Fiscal 2005
First Quarter	$55.51	$49.25	$0.12
Second Quarter	54.57	48.24	0.12
Third Quarter	54.33	45.68	0.14
Fourth Quarter	50.65	44.51	0.14

	High	Low	Dividends
Fiscal 2006
First Quarter	$51.10	$48.11	$0.14
Second Quarter	52.64	47.60	0.14
Third Quarter	56.83	51.55	0.16
Fourth Quarter	56.83	46.50	0.16

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased its dividend in each of the last 13 years. It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2006, there were approximately 1,430 holders of record of the Company's common stock and 840 holders of record of Class B stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended June 30, 2006.
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under the programs
April 1 to April 30, 2006	237,427	$ 52.26	237,427	961,191
May 1 to May 31, 2006	883,702	48.71	883,702	2,577,489
June 1 to June 30, 2006 (2)	858,829	49.55	858,829	1,718,660
Total	1,979,958	49.50	1,979,958	1,718,660

(1)  Total number of shares purchased includes the following purchases of Class B stock: 7,220 shares in June 2006; and the following shares withheld upon the exercise of stock options:  70,427 in April 2006, 58,923 in May 2006, and 116,144 in June 2006.

(2)  Excludes 28,000 shares at an average price of $48.18 for which purchase orders were entered prior to June 30, 2006, as part of our ongoing share repurchase program; however, settlement occurred subsequent to year end.

In January 2005, Meredith announced the Board of Directors had authorized the repurchase of up to 2.0 million additional shares of the Company's common stock through public and private transactions. In June 2006, the repurchases under this authorization were complete.

In May 2006, Meredith announced the Board of Directors had authorized the repurchase of up to 2.5 million additional shares of the Company's common stock through public and private transactions.

In August 2006, Meredith announced the Board of Directors had authorized the repurchase of up to 3.0 million additional shares of the Company's common stock through public and private transactions.

For more information on the Company's share repurchase program, see Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading Share repurchase program on page 31.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the years 2002 through 2006 is contained under the heading "Eleven-Year Financial History with Selected Financial Data" beginning on page 70 and is derived from consolidated financial statements for those years audited by KPMG LLP, an independent registered public accounting firm. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8--Financial Statements and Supplementary Data of this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

MD&A should be read in conjunction with the other sections of this Form 10-K, including Item 1--Business, Item 6--Selected Financial Data, and Item 8--Financial Statements and Supplementary Data. MD&A contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Item 1A--Risk Factors.

EXECUTIVE OVERVIEW

Meredith is one of the nation's leading media and marketing companies, one of the leading magazine publishers serving women, and a broadcaster with television stations in top markets such as Atlanta, Phoenix, and Portland. Each month we reach more than 85 million American consumers through our magazines, books, custom publications, web sites, and television stations. Our businesses serve well-defined readers and viewers, deliver the messages of advertisers, and extend our brand franchises and expertise to related markets. Our products and services distinguish themselves on the basis of quality, customer service, and value that can be trusted.

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 14 network-affiliated television stations and one radio station. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2006, Publishing accounted for 80 percent of the Company's $1.6 billion in revenues while broadcasting revenues totaled 20 percent.

Meredith is committed to building value for its shareholders. Over the last several years we have articulated three primary strategies. The first is to expand our powerful publishing base by broadening our magazine portfolio, extending and developing our brands, capturing the potential in the Hispanic market, and expanding our book and custom marketing businesses. The second strategy is to continue to strengthen the broadcasting business by improving ratings and share especially for newscasts, aggressively selling the improved ratings, creating additional revenue sources, and managing costs. The third strategy is to maintain our excellent financial position that allows us to pursue targeted acquisitions and to invest in our businesses. In publishing, our primary focus has been on acquiring properties targeted at women between the ages of 30 and 40. Topics of interest to this age group include fitness, health, and parenting. In broadcasting, we have been targeting the creation of duopolies and regional clusters that allow us to generate cost efficiencies by operating multiple stations from one location. We also seek to improve our network diversity and expand our audience reach while maintaining our geographic diversity.

We made significant progress toward these goals in fiscal 2006. On July 1, 2005, Meredith acquired Parents, Family Circle, Fitness, Child, and Ser Padres magazines from Gruner + Jahr for $350 million. These well-known, established consumer magazines support Meredith's initiative to attract younger women to its family of readers. The G+J Consumer titles had revenues of $315.7 million and contributed $30.3 million to the Company's operating profit in fiscal 2006.

The launch in September 2005 of Siempre Mujer, Meredith's first lifestyle and shelter publication aimed at the growing marketplace of Hispanic women, contributed significantly toward expanding our reach in that market. With the launch of Siempre Mujer and the addition of Ser Padres through the acquisition of the G+J Consumer Titles, Meredith Hispanic Ventures now publishes five Spanish-language titles including the Hispanic special interest titles under the American Baby brand of Espera, Primeros 12 Meses, and Healthy Kids En Español, making Meredith the leading publisher serving Hispanic women in the U.S.

In broadcasting, Meredith completed its acquisition of KSMO-TV, the WB affiliate serving Kansas City, through the purchase of its license assets. In November 2004, Meredith had acquired the non-license assets of the station and entered into a joint sales agreement. The transaction added a duopoly in Kansas City to the one created earlier in Portland.

PUBLISHING

Advertising revenues made up 50 percent of fiscal 2006 publishing revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on web sites to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 29 percent of fiscal 2006 publishing revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. In the short term, subscription revenues, which accounted for 70 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. A key factor in Meredith's subscription success is our industry-leading database. It contains approximately 85 million entries that include information about three-quarters of American homeowners, providing an average of 300 data points on each name. This size and depth is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 21 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing, product sales, and other related activities. Meredith Integrated Marketing offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers. These revenues generally are affected by the same economic factors that affect advertising revenues.

Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented approximately 43 percent of the segment's operating expenses in fiscal 2006. The price of paper can vary significantly year to year on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The production of our publications is outsourced to printers. We typically have multi-year contracts for the production of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the U.S. Postal Service and on legislative mandates imposed on the U.S. Postal Service. The most recent postal rate increase was in January 2006; another one is anticipated in the first half of calendar 2007. Meredith works with others in the industry and through trade organizations to encourage the U.S. Postal Service to implement efficiencies and contain rate increases.

Employee compensation, which includes benefits expense, represented approximately 19 percent of publishing's operating expenses in fiscal 2006. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. The remaining 38 percent of fiscal 2006 publishing expenses included costs for magazine newsstand and book distribution, advertising and promotional efforts, and general overhead costs for facilities and technology services.

BROADCASTING

Broadcasting derives almost all of its revenues--98 percent in fiscal 2006--from the sale of advertising. The remainder comes from television retransmission fees, television production services, and other services.

The stations sell advertising to both local/regional and national accounts. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place in odd-numbered fiscal years) than at other times. Meredith has also developed our Cornerstone program to leverage Meredith's publishing brands. The program packages material from our national magazines with local advertising to create customized mini-magazines delivered to targeted customers in the markets our television stations serve. We have generated additional revenues from Internet activities and programs focused on local interests such as community events and college and professional sports.

Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. and in the local markets in which we operate stations and with the cyclical changes in political advertising discussed previously. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, unemployment rates, auto sales, and interest rates. Programming content, audience share, audience demographics, and the advertising rates charged relative to other available advertising opportunities also affect advertising revenues. On occasion, unusual events necessitate uninterrupted television coverage and will adversely affect spot advertising revenues.

Broadcasting's major expense categories are employee compensation and programming costs. Employee compensation represented 48 percent of broadcasting's operating expenses in fiscal 2006 and is affected by the same factors noted for publishing. Programming rights amortization expense represented 12 percent of this segment's fiscal 2006 expenses. Programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 40 percent of broadcasting's fiscal 2006 operating expenses.

FISCAL 2006 HIGHLIGHTS

  On July 1, 2005, Meredith completed its acquisition of Parents, (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child and Ser Padres from Gruner + Jahr.

  Meredith launched Siempre Mujer, its new Spanish-language women's lifestyle magazine.

  Meredith acquired O'Grady Meyers, an interactive marketing services agency that specializes in online customer relationship marketing.

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

  Revenues increased 31 percent from the prior year, reflecting increased revenues from the G+J Consumer Titles, strong growth in revenues from our integrated marketing operations, and the replacement of $18.8 million of net political revenues earned in broadcasting in the prior year.

  Excluding the G+J Consumer Titles, publishing revenues and operating profits increased 6 percent and 5 percent, respectively, from the prior year. Broadcasting revenues and operating profits both grew 2 percent.

  Diluted earnings per share increased 14 percent to $2.86 compared with prior year earnings of $2.50 (before the cumulative effect of a change in accounting principle). In fiscal 2006, the G+J Consumer Titles were accretive.

  We generated $194.0 million in operating cash flows in fiscal 2006. Our priorities for the use of available cash include investments in the businesses, debt reduction, dividend payments, and share repurchases. The Company incurred $350 million of debt and invested $367.9 million to purchase the G+J Consumer Titles, OGM, and the license assets of KSMO-TV. We spent $29.2 million on capital investments and $145.2 million to repurchase shares of our stock. The quarterly dividend was increased 14 percent from 14 cents per share to 16 cents per share effective with the March 2006 payment.

  In an effort to reduce the use of stock options, the Company initiated a program involving the grant of performance-based restricted stock units. During fiscal 2006, the Company granted 59,000 restricted stock units, with performance goals based on the growth of the Company's earnings per share for a three-fiscal year period, and 594,000 stock options. During fiscal 2005, the Company granted no performance-based restricted stock units and 940,000 stock options.

RESULTS OF OPERATIONS

Years ended June 30,	2006	Change	2005	Change	2004
(In millions except per share data)
Total revenues	$1,597.6	31%	$1,221.3	5%	$1,161.7
Costs and expenses	1,285.3	34%	957.9	3%	934.3
Depreciation and amortization	45.7	29%	35.3	--	35.3
Total operating costs and expenses	1,331.0	34%	993.2	2%	969.6
Income from operations	266.6	17%	228.1	19%	192.1
Earnings before cumulative effect of change in accounting principle	144.8	13%	128.1	23%	104.0
Net earnings	144.8	12%	129.0	24%	104.0
Diluted earnings per share
before cumulative effect of
change in accounting principle	2.86	14%	2.50	25%	2.00
Diluted earnings per share	2.86	13%	2.52	26%	2.00

OVERVIEW

Following are descriptions of the significant acquisition and accounting changes that have affected the comparability of Meredith's results of operations over the last three fiscal years. Also included is a discussion of our rationale for the use of financial measures that are not in accordance with accounting principles generally accepted in the United States of America (GAAP), or non-GAAP financial measures, and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the publishing and broadcasting segments and an analysis of our consolidated results of operations for the last three fiscal years.

Acquisitions

On July 1, 2005, Meredith purchased the G+J Consumer Titles, which have been included in our consolidated operating results since the acquisition date. See Note 2 to the consolidated financial statements for further information.

Accounting Changes

Share-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The Company adopted SFAS 123R effective October 1, 2004, using the modified retrospective transition method. As a result, in the second quarter of fiscal 2005, we recorded the cumulative effect of a change in accounting principle of $1.5 million ($0.9 million after tax), or $0.02 per share, to reduce compensation expense recognized in previous periods for the estimated forfeitures of outstanding awards. See Note 10 to the consolidated financial statements for addition information related to share-based compensation expense.

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

We believe the non-GAAP measure used in MD&A contributes to an understanding of our financial performance and provides an additional analytic tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Trends and Uncertainties

Advertising volume is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Advertising revenues accounted for 60 percent of total revenues in fiscal 2006. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates and, over time, television programming rights. The Company's cash flow from operating activities, its primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A--Risk Factors in this Form 10-K for further discussion.

PUBLISHING

The following discussion reviews operating results for our publishing segment, which includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The publishing segment contributed 80 percent of Meredith's revenues and 71 percent of the combined profit from publishing and broadcasting operations in fiscal 2006.

The publishing segment achieved record revenues and operating profit in fiscal 2006. Revenues grew 41 percent and operating profit increased 22 percent primarily as a result of the acquisition of the G+J Consumer Titles. Publishing operating results for the last three fiscal years were as follows:

Years ended June 30,	2006	Change	2005	Change	2004
(In millions)
Revenues	$1,278.7	41%	$908.8	4%	$873.1
Operating costs	1,065.7	45%	734.5	3%	715.1
Operating profit	$213.0	22%	$174.3	10%	$158.0

In the following discussion, references to comparable results for fiscal 2006 exclude the impact of the acquisition of the G+J Consumer Titles that occurred on July 1, 2005.

Publishing Revenues

The 41 percent increase in publishing revenues in fiscal 2006 followed a 4 percent increase in fiscal 2005. On a comparable basis, publishing revenues increased 6 percent in fiscal 2006. The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2006	Change	2005	Change	2004
(In millions)
Revenues
Advertising	$640.8	49%	$431.5	2%	$422.1
Circulation	369.6	52%	243.6	(2)%	248.6
Other	268.3	15%	233.7	15%	202.4
Total revenues	$1,278.7	41%	$908.8	4%	873.1

Advertising Revenue
The next table presents advertising page information according to Publishers Information Bureau for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,		2006	Change	2005	Change	2004
Better Homes and Gardens		2,031	(2)%	2,063	(2)%	2,104
Ladies' Home Journal		1,547	4%	1,484	3%	1,447
Family Circle [1]		1,498	--	--	--	--
Parents [1]		1,458	--	--	--	--
More		1,039	14%	911	14%	800
Child [1]		995	--	--	--	--
Traditional Home		948	1%	934	(3)%	962
Country Home		940	3%	915	(6)%	973
Midwest Living		832	(3)%	858	(10)%	949
Fitness [1]		763	--	--	--	--
American Baby		727	3%	706	3%	688
1.	Acquired July 1, 2005

Comparable advertising revenues increased 5 percent in fiscal 2006. Advertising revenues continued to be volatile throughout the fiscal year with growth in the mid teens on a percentage basis in the second quarter and in the low-to-mid single digits in the first, third, and fourth fiscal quarters. Comparable advertising pages also increased 5 percent in fiscal 2006 while average net revenues per page were down slightly. Advertising pages for Better Homes and Gardens were down slightly and pages for Ladies' Home Journal increased 4 percent in fiscal 2006. Advertising pages for our mid-size titles, More, Traditional Home, Country Home, Midwest Living, and American Baby, increased 6 percent in fiscal 2006. Advertising categories showing strength in fiscal 2006 included the pharmaceutical category as well as the financial services, direct response, cosmetics, and food categories. Advertising was weaker in the home, auto, retail, and non-direct-to-consumer categories.

Comparable online advertising revenues, while a small percentage of total advertising, increased 56 percent in fiscal 2006 due to increased traffic, price increases, and more efficient use of advertising inventory.

Publishing advertising revenues increased 2 percent in fiscal 2005. Advertising pages decreased slightly in fiscal 2005 with declines reported at most titles. Exceptions were More, the American Baby titles, and Ladies' Home Journal. Offsetting the decline in advertising pages was a low-to-mid single digit percentage increase in average revenues per page. Most titles reported higher average revenues per page. The growth was particularly strong at our group of mid-sized titles. Advertising categories showing strength in fiscal 2005 included the cosmetics, remedies, apparel, and food categories. Advertising was weaker in the home and building and the household supplies categories. Online advertising revenues increased more than 20 percent.

Circulation Revenues
 On a comparable basis, fiscal 2006 magazine circulation revenues rose 3 percent in fiscal 2006. Newsstand revenues increased 9 percent despite industry-wide weakness. The increase in newsstand revenues was primarily due to an increase in the number of special interest publications published, partially offset by a decrease in average sales per issue. In late fiscal 2006, we took action to improve the financial performance of our special interest publications by adjusting our retail trade strategy, implementing a new wholesaler incentive plan, and eliminating approximately 20 marginal publications. Subscription revenues increased slightly because of higher sales of newer titles such as More, partially offset by lower average revenues for several titles due to an increase in the term of direct mail offers.

Magazine circulation revenues declined 2 percent in fiscal 2005. The decline primarily reflected lower average subscription revenues per copy for several titles due to an increase in the term of direct mail offers. Increasing the term of direct mail offers led to lower costs which resulted in the circulation contribution to operating profit being up in the mid-single digits on a percentage basis. Newsstand revenues increased slightly.

Other Revenues
Fiscal 2006 other publishing revenues increased 11 percent on a comparable basis, primarily reflecting strong new business growth in Meredith Books and Meredith Integrated Marketing operations. Meredith Books grew revenues in the mid-teens in fiscal 2006 and benefited from strong sales of the "Pink Plaid" Better Homes and Gardens Cook Book that supports the Susan G. Komen Breast Cancer Foundation, The Sonoma Diet, and several children's books. The publication of license-branded books was a significant factor in the growth of our book business although we have experienced higher return rates for licensed products than for our internally developed brands.

Meredith Integrated Marketing, which offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers increased revenues in the low teens in fiscal 2006. The increase was due primarily to large ongoing programs for DIRECTV, Nestlé, Hyundai, DaimlerChrysler, Publix, and Carnival Cruise Lines and a new program for Charming Shoppes, a leading specialty apparel retailer that owns Lane Bryant, Fashion Bug, and Catherine stores.

Other publishing revenues increased 15 percent in fiscal 2005, reflecting strong new business growth in Meredith Integrated Marketing. Increased revenues from book sales and licensing activities also contributed to the increase. Higher book revenues resulted from strong fourth quarter sales of new licensed products, including significant growth in children's titles.

Publishing Operating Costs

Excluding G+J Consumer Titles' operating costs, publishing costs increased 6 percent in fiscal 2006. The higher comparable costs reflected volume-related increases in paper and productions costs as well as an increase in postage costs effective January 2006 and a 10 percent increase in average paper prices. Higher employee compensation costs were another contributing factor. Comparable employee compensation costs increased in the high single digits on a percentage basis, reflecting higher staff levels primarily to support the growth at both our interactive media and integrated marketing businesses, higher salary levels due to annual merit adjustments, and increased commission and share-based compensation expenses.

Publishing costs rose 3 percent in fiscal 2005. The increase reflected volume-related growth in integrated marketing and book product costs, higher paper prices, and higher employee compensation costs. Average paper prices increased nearly 6 percent. Partially offsetting these increases were lower magazine subscription acquisition costs resulting from a shift to more profitable direct-to-publisher sources.

Publishing Operating Profit

Publishing operating profit increased 22 percent in fiscal 2006 (5 percent on a comparable basis) following an increase of 10 percent in fiscal 2005. The fiscal 2006 increase is due primarily to the addition of the G+J Consumer Titles and strong profit growth in Meredith Interactive Media and Meredith Integrated Marketing, partially offset by lower operating results in our existing women's service field titles. Continued weakness in our special interest publications also reduced operating profit in fiscal 2006.

The 10 percent increase in fiscal 2005 resulted from higher operating profits from Meredith Integrated Marketing, Meredith Books, Meredith Interactive Media, and licensing operations as well as higher magazine advertising revenues and increased magazine circulation contribution. These increases were partially offset by higher paper prices and greater employee compensation costs.

BROADCASTING

The following discussion reviews operating results for the Company's broadcasting segment, which currently consists of 14 network-affiliated television stations, one radio station, and the related interactive media operations. The broadcasting segment contributed 20 percent of Meredith's revenues and 29 percent of the combined profit from publishing and broadcasting operations in fiscal 2006.

Fiscal 2006 revenues, operating costs, and operating profit all rose 2 percent. The revenue growth was achieved despite significantly lower political advertising due to the biennial nature of elections. Lower programming rights amortization nearly offset higher costs for investments in local news programming. Broadcasting operating results for the last three fiscal years were as follows:

Years ended June 30,	2006	Change	2005	Change	2004
(In millions)
Revenues	$318.8	2%	$312.5	8%	$288.6
Operating costs	230.7	2%	225.8	3%	219.2
Operating profit	$88.1	2%	$86.7	25%	$69.4

Broadcasting Revenues

Broadcasting revenues increased 2 percent in fiscal 2006 and 8 percent in fiscal 2005. The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2006	Change	2005	Change	2004
(In millions)
Revenues
Non-political advertising	$ 307.7	7%	$ 287.5	4%	$ 275.8
Political advertising	3.9	(79)%	18.8	208%	6.1
Other	7.2	19%	6.2	(8)%	6.7
Total revenues	$ 318.8	2%	$ 312.5	8%	$ 288.6

Broadcasting revenues increased 2 percent in fiscal 2006, reflecting higher non-political advertising revenues. Political advertising declined 79 percent or nearly $15 million. Non-political advertising revenues increased 7 percent, reflecting gains of 9 percent in the local market and 2 percent in national advertising sales. Most of our stations have improved their ratings, especially ratings for local newscasts, over the last three years. Local newscasts typically account for 30 to 40 percent of a major network-affiliated television station's advertising revenues. Our stations' sales staffs have worked aggressively to translate ratings gains into higher revenues, and we believe their efforts were a significant factor in the improvement. Most of our stations have recorded strong growth in advertising revenues from unique direct-to-consumer advertising and marketing programs, some of which use content from our well-known magazine titles. The increase in other revenues of 19 percent was due primarily to increases in Internet revenues and retransmission fees.

In fiscal 2005, political advertising revenues primarily associated with the November 2004 election campaigns totaled $18.8 million, up from $6.1 million in fiscal 2004. Political advertising displaces a certain amount of non-political advertising, so the revenues were not entirely incremental. Non-political advertising revenues increased 4 percent in fiscal 2005, reflecting the addition of new properties (primarily the WB affiliates in Kansas City and Chattanooga) as well as growth from the comparable stations.

Broadcasting Operating Costs

Broadcasting costs increased 2 percent in fiscal 2006. Investments in local news programming costs and more aggressive sales and promotion efforts more than offset reductions in broadcast program rights amortization. The investments in news programming and in sales and promotion efforts were reflected in increased payroll and commissioned based compensation costs. Operating cost increases also reflected a 4 percent increase in depreciation expense. Over the last several years, we have been working to reduce the cost of broadcasting program rights without sacrificing programming quality, and these efforts continue to yield financial benefits.

Fiscal 2005 broadcasting costs increased 3 percent from fiscal 2004 due to the addition of new properties. Excluding the effect of these properties, costs were down slightly due to lower program rights amortization and employee compensation costs. These declines were partially offset by higher spending for advertising and promotion.

Broadcasting Operating Profit

In fiscal 2006, revenues, operating costs, and operating profit each improved 2 percent. Broadcasting operating profit increased 25 percent in fiscal 2005 as revenues grew 8 percent and costs rose 3 percent.

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

Years ended June 30,	2006	Change	2005	Change	2004
(In millions)
Revenues	$ 318.8	2%	$ 312.5	8%	$ 288.6
Operating profit	$ 88.1	2%	$ 86.7	25%	$ 69.4
Depreciation and amortization	24.3	4%	23.2	4%	22.3
EBITDA	$ 112.4	2%	$ 109.9	20%	$ 91.7
EBITDA margin	35.3%		35.2%		31.8%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three years were as follows:

Years ended June 30,	2006	Change	2005	Change	2004
(In millions)
Unallocated corporate expenses	$ 34.6	5%	$ 32.9	(7)%	$ 35.3

Unallocated corporate expenses increased 5 percent in fiscal 2006 reflecting an increase in consulting fees in connection with our recently launched strategic sourcing initiative, the immediate expensing of share-based compensation awards for retirement eligible employees, and higher employee compensation costs due to annual salary merit adjustments. These increases were partially offset by declines in legal and audit expenses and reduced postretirement benefits other than pension expense.

Unallocated corporate expenses declined 7 percent in fiscal 2005, reflecting lower charitable contributions and employee severance costs. These declines were partially offset by higher legal and employee benefit costs.

CONSOLIDATED

Consolidated Operating Costs and Expenses

Consolidated operating costs and expenses for the last three fiscal years were as follows:

Years ended June 30,	2006	Change	2005	Change	2004
(In millions)
Production, distribution, and editorial	$ 670.6	28%	$ 524.6	4%	$ 502.5
Selling, general, and administrative	614.7	42%	433.3	--	431.8
Depreciation and amortization	45.7	29%	35.3	--	35.3
Operating costs and expenses	$ 1,331.0	34%	$ 993.2	2%	$ 969.6

Production, distribution, and editorial costs
 On a comparable basis, production, distribution, and editorial costs increased 7 percent in fiscal 2006. The increase in comparable costs primarily reflected a 10 percent increase in average paper prices and a postal rate increase of over 5 percent in January 2006. Also contributing to the increase were volume-related increases in paper and production costs. These cost increases were partially offset by lower broadcast program rights amortization expense.

Production, distribution, and editorial costs increased 4 percent in fiscal 2005 largely as a result of a volume-related increase in production costs for integrated marketing and book as well as higher paper prices. Average paper prices rose 6 percent. Costs related to the newly acquired broadcast television properties also contributed to the overall increase, but they were partially offset by lower broadcast program rights amortization expense for comparable stations.

Selling, general, and administrative expenses
When costs of the G+J Consumer Titles are excluded, selling, general, and administrative expenses increased 4 percent in fiscal 2006. Investments in broadcasting sales and promotion efforts, higher publishing sampling and merchandising expenses, increased employee compensation and benefits costs, and the previously discussed increase in consulting fees were partially offset by lower legal and audit fees.

Fiscal 2005 selling, general, and administrative expenses increased less than 1 percent from the prior year. Higher costs resulting from increased employee compensation and benefits expenses, higher legal fees, and the addition of new broadcasting properties were offset by lower magazine subscription acquisition costs and lower charitable contributions.

Depreciation and amortization expenses
Excluding depreciation and amortization related to the G+J Consumer Titles, depreciation and amortization increased 4 percent in fiscal 2006, reflecting the addition of replacements made in the ordinary course of business.

Fiscal 2005 depreciation and amortization expense was unchanged from the prior year.

Operating costs and expenses
 Publishing paper, production, and postage were the largest component of our operating costs and expenses in fiscal 2006. They represented 34 percent of total operating costs in fiscal 2006 compared to 31 percent in fiscal 2005 and 2004. Employee compensation including benefits was the second largest component of our operating costs and expenses in fiscal 2006. Employee compensation represented 26 percent of total operating costs in fiscal 2006 compared to 29 percent in fiscal 2005 and 2004.

Income from Operations

Income from operations increased 17 percent in fiscal 2006 and 19 percent in fiscal 2005. The increase in fiscal 2006 reflected increases in operating profit in our broadcasting segment and our publishing segment's core businesses as well as the addition of the G+J Consumer Titles. The fiscal 2005 increase reflected revenue growth and higher operating margins in both of our business segments.

Net Interest Expense

Net interest expense was $29.2 million in fiscal 2006, $19.0 million in fiscal 2005, and $22.5 million in fiscal 2004. Average long-term debt outstanding increased to $575 million in fiscal 2006 from $280 million in fiscal 2005 and $330 million in fiscal 2004, primarily as a result of debt incurred for the acquisition of the G+J Consumer Titles. The Company's approximate weighted average interest rate was 5.3 percent in fiscal 2006 and 6.9 percent in fiscal years 2005 and 2004. The favorable average interest rate on the $300 million of acquired debt lowered Meredith's weighted average interest rate.

Interest expense in fiscal 2004 included $3.9 million related to the effects of interest rate swap contracts. All of our interest rate swap contracts expired in June 2004.

Income Taxes

Our effective tax rate was 39.0 percent in fiscal 2006 as compared to 38.7 percent in the prior-year periods. The Company's effective tax rate was higher primarily due to the recording of specific reserves for uncertainty in income taxes offset partially by state income tax benefits.

Earnings and Earnings per Share

Fiscal 2006 net earnings were $144.8 million ($2.86 per diluted share), up 13 percent from $128.1 million ($2.50 per diluted share) in fiscal 2005 before the cumulative effect of a change in accounting principle. The improvement reflected the addition of the G+J Consumer Titles. Average basic and diluted shares outstanding decreased 1 percent as a result of our ongoing share repurchase program.

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

LIQUIDITY AND CAPITAL RESOURCES
Years ended June 30,	2006	Change	2005	Change	2004
(In millions)
Net earnings	$ 144.8	12%	$ 129.0	24%	$ 104.0
Cash flows from operating activities	$ 194.0	14%	$ 170.9	5%	$ 163.0
Cash flows from investing activities	(394.6)	633%	(53.8)	(100)%	(26.9)
Cash flows from financing activities	201.5	238%	(146.0)	(46)%	(99.7)
Net cash flows	$ 0.9	NM	$ (28.9)	NM	$ 36.4
Cash and cash equivalents	$ 30.7	3%	$ 29.8	(49)%	$ 58.7
Long-term debt (including current portion)	565.0	126%	250.0	(17)%	300.0
Shareholders' equity	698.1	7%	651.8	7%	610.0
Debt to total capitalization	45%		28%		33%
NM--Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for acquisitions. Our core businesses--magazine and book publishing and television broadcasting--have been strong cash generators. Despite the introduction of many new technologies such as the Internet, cable, and satellite television, we believe these businesses will continue to have strong market appeal for the foreseeable future. As is true in any business, operating results and cash flows are subject to changes in demand for our products and changes in costs. Changes in the level of demand for magazine and television advertising and/or other products can have a significant effect on cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2006, we had up to $85 million available under current credit agreements. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $0.9 million in fiscal 2006; they decreased $28.9 million in fiscal 2005 and increased $36.4 million in fiscal 2004. Over the three-year period, net cash provided by operating activities was used for the acquisitions of the G+J Consumer Titles and several small broadcasting stations, debt reduction, Company stock repurchases, capital investments, and dividends.

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

Cash provided by operating activities totaled $194.0 million in fiscal 2006 compared with $170.9 million in fiscal 2005. The increase in cash flows from operating activities is primarily due to the cash flows from operations generated by the G+J Consumer Titles. This increase was partially offset by increases in interest and pension payments.

Cash provided by operating activities increased 5 percent in fiscal 2005. The largest factors in the growth were increased cash received from advertising and integrated marketing sales and lower interest and pension payments. These increases in cash were partially offset by a reduction in cash received from magazine circulation sales as well as increased cash spending for employee compensation costs and income taxes.

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. Meredith has generally contributed the maximum allowable tax-deductible amount to these plans. Contributions totaled $18.5 million in fiscal 2006, $0.2 million in fiscal 2005, and $9.0 million in fiscal 2004. There will be no required contribution in fiscal 2007.

Investing activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $394.6 million in fiscal 2006 from $53.8 million in fiscal 2005. The increase reflected the use of cash for the acquisitions of the G+J Consumer Titles, the license assets of KSMO-TV, and OGM as well as increased spending for the purchase of property, plant, and equipment.

Net cash used by investing activities increased to $53.8 million in fiscal 2005 from $26.9 million in fiscal 2004 primarily due to the use of cash for the acquisition of two broadcasting television stations in fiscal 2005.

Financing activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from common stock issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash provided by financing activities totaled $201.5 million in fiscal 2006 compared with net cash flows used in fiscal 2005 of $146.0 million. The financing of the G+J Consumer Titles more than offset repayments of long-term debt and repurchases of Company stock.

Net cash used by financing activities totaled $146.0 million in fiscal 2005, up significantly from $99.7 million in fiscal 2004. The increase reflected higher spending for repurchases of Company stock and for dividend payments and was partially offset by a reduction in net debt repayments.

Long-term debt

At June 30, 2006, long-term debt outstanding totaled $565 million ($400 million in fixed-rate unsecured senior notes, $100 million under an asset-backed commercial paper facility, and $65 million under a revolving credit facility), $50 million of which is due in the next 12 months. We expect to repay this debt with cash on hand and credit available under current credit agreements. We have up to $85 million in credit available under a revolving credit facility with an option to request up to another $150 million. See Overview of Liquidity and Capital Resources section of MD&A for further information.

The fixed-rate notes are repayable in amounts of $50 million, $75 million, and $100 million and are due from April 1, 2007, to July 1, 2010. Interest rates range from 4.42 percent to 6.62 percent with a weighted average interest rate of 5.05 percent.

In connection with the asset-backed commercial paper facility, we entered into a revolving agreement in April 2002. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2006, $213.7 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate (8.25 percent at June 30, 2006) from Meredith Funding Corporation.

The revolving agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date. The interest rate changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 5.4 percent in June 2006.

The revolving credit facility expires on October 7, 2010. At June 30, 2006, borrowings made under the revolving credit facility were subject to an interest rate range of 5.52 to 5.90 percent. The interest rate is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. At June 30, 2006, $65 million was borrowed under this facility.

We believe our debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2006 follows:
	Required at June 30, 2006	Actual at June 30, 2006

Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.7
Ratio of EBITDA[1] to interest expense	Greater than 2.75	10.9

1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

 The Company was in compliance with these and all other debt covenants at June 30, 2006.

Contractual obligations

The following table summarizes our principal contractual obligations as of June 30, 2006:
		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1--3 Years	4--5 Years	After 5 Years
(In millions)
Long-term debt	$ 565.0	$ 50.0	$ 175.0	$ 340.0	$ --
Debt interest [1]	46.6	13.3	25.7	7.6	--
Broadcast rights [2]	91.7	26.9	40.3	18.8	5.7
Operating leases	110.1	19.6	33.9	30.8	25.8
Purchase obligations and other [3]	133.9	24.8	32.1	27.1	49.9
Total contractual cash obligations	$ 947.3	$ 134.6	$ 307.0	$ 424.3	$ 81.4

1. Debt interest represents semi-annual interest payments due on fixed-rate notes outstanding at June 30, 2006.
2. Broadcast rights include $55.2 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2006.
3. Purchase obligations and other includes expected postretirement benefit payments.

Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. We believe current cash balances, cash generated by future operating activities, and cash available under current credit agreements will be sufficient to meet our contractual cash obligations and other operating cash requirements for the foreseeable future. Projections of future cash flows are, however, subject to substantial uncertainty as discussed throughout MD&A and particularly in Item 1A--Risk Factors beginning on page 11. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so. We also have commitments in the form of standby letters of credit and other guarantees totaling $1.4 million. Approximately half of the commitments expire within one year; the rest are long-term.

Share repurchase program

We have maintained a program of Company share repurchases for almost 20 years. In fiscal 2006, we spent $145.2 million to repurchase an aggregate of 2,898,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $97.5 million to repurchase 1,964,000 shares in fiscal 2005 and $37.4 million to repurchase 747,000 shares in fiscal 2004. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. In May 2006 the Board of Directors approved a 2.5 million share repurchase authorization; as of July 31, 2006, approximately 1.5 million shares were remaining under this authorization for future repurchase. In August 2006, the Board of Directors approved an additional 3.0 million share repurchase authorization. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Item 5--Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2006.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend for 13 consecutive years. The last increase occurred in January 2006 when the Board of Directors approved the quarterly dividend of 16 cents per share effective with the dividend payable on March 15, 2006. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $4 million annually. Dividend payments totaled $29.6 million, or 60 cents per share, in fiscal 2006 compared with $25.8 million, or 52 cents per share, in fiscal 2005, and $21.6 million, or 43 cents per share, in fiscal 2004.

Capital expenditures

Spending for property, plant, and equipment totaled $29.2 million in fiscal 2006, $23.8 million in fiscal 2005, and $24.5 million in fiscal 2004. The spending in each year included expenditures for broadcasting technical and news equipment, information technology systems and equipment, and improvements to buildings and office facilities. We expect to spend approximately $22 million in fiscal 2007 for a new facility for our television station in Hartford. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

CRITICAL ACCOUNTING POLICIES

Meredith's consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Some of these estimates and assumptions are inherently difficult to make and subjective in nature. We base our estimates on historical experience, recent trends, our expectations for future performance, and other assumptions as appropriate. We reevaluate our estimates on an ongoing basis; actual results, however, may vary from these estimates.

The following are the accounting policies that management believes are most critical to the preparation of our consolidated financial statements and require management's most difficult, subjective, or complex judgments. In addition, there are other items within the consolidated financial statements that require estimation but are not deemed to be critical accounting policies. Changes in the estimates used in these and other items could have a material impact on the consolidated financial statements.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are tested for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets. All other intangible assets are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill and intangible assets totaled $1,245.2 million, or approximately 60 percent of Meredith's total assets, as of June 30, 2006. See Note 4 to the consolidated financial statements for additional information. The impairment analysis of these assets is considered critical because of their significance to Meredith and its publishing and broadcasting segments.

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

BROADCAST RIGHTS

Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $25.9 million were included in the Consolidated Balance Sheet at June 30, 2006. In addition, we had entered into contracts valued at $55.2 million not included in the Consolidated Balance Sheet at June 30, 2006, because the related programming was not yet available for airing. Amortization of broadcast rights accounted for 12 percent of broadcasting segment expenses in fiscal 2006. Valuation of broadcast rights is considered critical to the broadcasting segment because of the significance of the amortization expense to the segment.

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

PENSION AND POSTRETIREMENT PLANS

Meredith has noncontributory pension plans covering substantially all employees. These plans include qualified (funded) plans as well as nonqualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas. The nonqualified plans provide retirement benefits only to certain highly compensated employees. Meredith also sponsors defined healthcare and life insurance plans that provide benefits to eligible retirees.

The accounting for pension and postretirement plans is actuarially based and includes assumptions regarding expected returns on plan assets, discount rates, and the rate of increase in healthcare costs. We consider the accounting for pension and postretirement plans critical to Meredith and both of our segments because of the number of significant judgments required. More information on our assumptions and our methodology in arriving at these assumptions can be found in Note 7 to the consolidated financial statements.

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

Meredith expects to use a long-term rate of return on assets of 8.00 percent in developing the fiscal 2007 pension costs, consistent with the rate used in fiscal 2006. This rate was determined based on a variety of factors. These factors include, but are not limited to, the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets earned a return of approximately 12 percent in fiscal 2006 and 6 percent in fiscal 2005. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2006, our pension expense would have increased by $0.4 million.

Meredith expects to use a discount rate of 5.8 percent in developing the fiscal 2007 pension costs, up from a rate of 5.6 percent used in fiscal 2006. If we had decreased the discount rate by 0.5 percent in fiscal 2006, there would have been no effect on combined pension and postretirement expenses.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs.

A one-percentage-point increase in the assumed healthcare cost trend rate would have increased postretirement benefit costs by $0.6 million in fiscal 2006.

REVENUE RECOGNITION

Revenues from both the newsstand sale of magazines and the sale of books are recorded net of our best estimate of expected product returns. Net revenues from these sources totaled 15 percent of publishing segment revenues. Allowances for returns are subject to considerable variability. Return allowances may exceed 35 percent for books and 65 percent for magazines sold on the newsstand. Estimation of these allowances for future returns is considered critical to the publishing segment and the Company as a whole because of the potential impact on revenues.

Estimates of returns from magazine newsstand and book sales are based on historical experience and more recent marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

SHARE-BASED COMPENSATION EXPENSE

Meredith has several stock incentive plans that permit us to grant various types of share-based incentives to key employees and directors. Share-based compensation expense totaled $15.5 million in fiscal 2006 and is accounted for under SFAS 123R. As of June 30, 2006, unearned compensation cost was $7.5 million for stock options, $1.6 million for restricted stock, and $1.8 million for restricted stock units granted under the stock incentive plans. This cost will be recognized over weighted average periods of 1.2 years, 2.0 years, and 2.0 years, respectively. The primary types of incentives granted under these plans are stock options, restricted shares of common stock, and restricted stock units. Restricted shares and units are valued at the market value of traded shares on the date of grant.

The valuation of stock options, however, requires numerous assumptions. We currently determine the fair value of each option as of the date of grant using the Black-Scholes option pricing model. This model requires inputs for the expected volatility of our stock price, expected life of the option, and expected dividend yield, among others. In addition, we estimate the number of options expected to eventually vest. We base our assumptions on historical data, expected market conditions, and other factors. In some instances, a range of assumptions is used to reflect differences in behavior among various groups of employees.

We consider the accounting for share-based compensation expense critical to Meredith and both of our segments because of the number of significant judgments required. More information on our assumptions can be found in Note 10 to the consolidated financial statements. Changes in these assumptions could materially affect the share-based compensation expense recognized as well as various liability and equity balances.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Income taxes are recorded under this method for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 39 percent of earnings before income taxes in fiscal 2006. Net deferred tax liabilities totaled $138.3 million, or 10 percent of total liabilities, at June 30, 2006.

The Company operates in numerous taxing jurisdictions and is subject to audit in each of these jurisdictions. These audits can involve complex issues that tend to require an extended period of time to resolve and may eventually result in an increase or decrease to amounts previously paid to the taxing jurisdictions. Any such audits are not expected to have a material effect on the Company's consolidated financial statements.

ACCOUNTING AND REPORTING DEVELOPMENTS

SFAS No. 154--On June 7, 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. Management does not believe adoption of SFAS 154 will have a material effect on our consolidated financial statements.

FASB Interpretation No. 48--In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. The Interpretation requires that we recognize in our consolidated financial statements the benefit of a tax position if, based on technical merits, that position is more likely than not of being sustained upon audit. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with early adoption permitted, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management does not believe adoption of FIN 48 will have a material effect on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. All of the Company's financial instruments subject to market risk are held for purposes other than trading. There have been no significant changes in the market risk exposures since June 30, 2005.

Long-term debt

At June 30, 2006, Meredith had outstanding $400 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $395.7 million at June 30, 2006, and $232.8 million at June 30, 2005.

Meredith also had $165 million in variable-rate long-term debt outstanding at June 30, 2006. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would have resulted in a $0.9 million increase in annual interest expense at June 30, 2006.

Broadcast rights payable

The Company enters into broadcast rights contracts for its television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2006, a 10 percent decrease in interest rates would have resulted in a $0.9 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (as listed in Part IV, Item 15 (a) 2 herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 31, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
August 31, 2006

REPORT OF MANAGEMENT

To the Shareholders of Meredith Corporation:

Meredith management is responsible for the preparation, integrity, and objectivity of the financial information included in this Annual Report on Form 10-K. We take this responsibility very seriously as we recognize the importance of having well-informed, confident investors. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on our informed judgments and estimates. We have adopted appropriate accounting policies and are fully committed to ensuring that those policies are applied properly and consistently. In addition, we strive to report our consolidated financial results in a manner that is relevant, complete, and understandable. We welcome any suggestions from those who use our reports.

To meet our responsibility for financial reporting, internal control systems and accounting procedures are designed to provide reasonable assurance as to the reliability of financial records. In addition, our internal audit staff monitors and reports on compliance with Company policies, procedures, and internal control systems.

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

The Audit Committee of the Board of Directors is responsible for reviewing and monitoring the Company's accounting policies, internal controls, and financial reporting practices. The Audit Committee is also directly responsible for the appointment, compensation, and oversight of the Company's independent registered public accounting firm. The Audit Committee consists of five independent directors who meet with the independent registered public accounting firm, management, and internal auditors to review accounting, auditing, and financial reporting matters. To ensure complete independence, the independent registered public accounting firm has direct access to the Audit Committee without the presence of management representatives.

At Meredith, we have always placed a high priority on good corporate governance. We endorse the ongoing improvements in this area.

/s/ Suku V. Radia

Suku V. Radia
Vice President--Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets
Assets	June 30,	2006	2005
(In thousands)
Current assets
Cash and cash equivalents		$30,713	$29,788
Accounts receivable
(net of allowances of $19,814 in 2006 and $15,205 in 2005)		239,368	176,669
Inventories		52,032	41,562
Current portion of subscription acquisition costs		79,565	27,777
Current portion of broadcast rights		12,498	13,539
Other current assets		17,344	15,160
Total current assets		431,520	304,495
Property, plant, and equipment
Land		19,261	19,261
Buildings and improvements		109,253	106,112
Machinery and equipment		267,841	256,380
Leasehold improvements		12,102	8,863
Construction in progress		9,374	8,266
Total property, plant, and equipment		417,831	398,882
Less accumulated depreciation		(223,033)	(205,926)
Net property, plant, and equipment		194,798	192,956
Subscription acquisition costs		74,538	24,722
Broadcast rights		13,412	7,096
Other assets		81,218	58,589
Intangible assets, net		806,264	707,068
Goodwill		438,925	196,382
Total assets		$2,040,675	$1,491,308

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
Liabilities and Shareholders' Equity	June 30,	2006	2005
	(In thousands except per share data)
	Current liabilities
	Current portion of long-term debt	$50,000	$125,000
	Current portion of long-term broadcast rights payable	14,744	18,676
	Accounts payable	79,892	48,462
	Accrued expenses
	Compensation and benefits	49,429	42,162
	Distribution expenses	13,622	17,546
	Other taxes and expenses	55,921	59,818
	Total accrued expenses	118,972	119,526
	Current portion of unearned subscription revenues	200,338	127,416
	Total current liabilities	463,946	439,080
	Long-term debt	515,000	125,000
	Long-term broadcast rights payable	21,755	17,208
	Unearned subscription revenues	169,494	112,358
	Deferred income taxes	125,049	93,929
	Other noncurrent liabilities	47,327	51,906
	Total liabilities	1,342,571	839,481
	Shareholders' equity
	Series preferred stock, par value $1 per share
	Authorized 5,000 shares; none issued	--	--
	Common stock, par value $1 per share
	Authorized 80,000 shares; issued and outstanding 38,774 shares in 2006 (excluding 31,020 treasury shares) and 39,700 shares in 2005 (excluding 28,439 treasury shares)	38,774	39,700
	Class B stock, par value $1 per share, convertible to common stock
	Authorized 15,000 shares; issued and outstanding 9,417 shares in 2006 and 9,596 shares in 2005	9,417	9,596
	Additional paid-in capital	56,012	55,346
	Retained earnings	599,413	550,115
	Accumulated other comprehensive loss	(2,077)	(1,025)
	Unearned compensation	(3,435)	(1,905)
	Total shareholders' equity	698,104	651,827
	Total liabilities and shareholders' equity	$2,040,675	$1,491,308

	See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Earnings
Years ended June 30,	2006	2005	2004
(In thousands except per share data)
Revenues
Advertising	$952,390	$737,752	$703,969
Circulation	369,601	243,637	248,579
All other	275,573	239,900	209,104
Total revenues	1,597,564	1,221,289	1,161,652
Operating costs and expenses
Production, distribution, and editorial	670,549	524,628	502,494
Selling, general, and administrative	614,742	433,302	431,824
Depreciation and amortization	45,682	35,305	35,243
Total operating costs and expenses	1,330,973	993,235	969,561
Income from operations	266,591	228,054	192,091
Interest income	987	803	225
Interest expense	(30,214)	(19,805)	(22,726)
Earnings before income taxes and cumulative effect of change in accounting principle	237,364	209,052	169,590
Income taxes	92,572	80,903	65,631
Earnings before cumulative effect of change in accounting principle	144,792	128,149	103,959
Cumulative effect of change in accounting principle, net of taxes	--	893	--
Net earnings	$144,792	$129,042	$103,959

Basic earnings per share
Before cumulative effect of change in accounting principle	$2.94	$2.57	$2.07
Cumulative effect of change in accounting principle	--	0.02	--
Basic earnings per share	$2.94	$2.59	$2.07
Basic average shares outstanding	49,307	49,777	50,214

Diluted earnings per share
Before cumulative effect of change in accounting principle	$2.86	$2.50	$2.00
Cumulative effect of change in accounting principle	--	0.02	--
Diluted earnings per share	$2.86	$2.52	$2.00
Diluted average shares outstanding	50,610	51,220	51,926

Dividends paid per share	$0.60	$0.52	$0.43

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity
(In thousands except per share data)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensa- tion	Total
Balance at June 30, 2003	$40,181	$9,969	$57,544	$413,457	$(1,550)	$(1,837)	$517,764
Net earnings Net earnings	--	--	--	103,959	--	--	103,959
Foreign currency translation adjustments, net	--	--	--	--	171	--	171
Minimum pension liability adjustments, net	--	--	--	--	(67)	--	(67)
Change in interest rate swaps, net	--	--	--	--	1,019	--	1,019
Total comprehensive income							105,082
Stock issued under various incentive
plans, net of forfeitures	1,082	--	26,320	--	--	(1,457)	25,945
Purchases of Company stock	(738)	(9)	(36,669)	--	--	--	(37,416)
Share-based compensation	--	--	11,023	--	--	1,170	12,193
Conversion of Class B to common stock	277	(277)	--	--	--	--	--
Dividends paid, 43 cents per share
Common stock	--	--	--	(17,392)	--	--	(17,392)
Class B stock	--	--	--	(4,216)	--	--	(4,216)
Tax benefit from incentive plans	--	--	8,011	--	--	--	8,011
Balance at June 30, 2004	40,802	9,683	66,229	495,808	(427)	(2,124)	609,971
Net earnings Net earnings	--	--	--	129,042	--	--	129,042
Foreign currency translation adjustments, net	--	--	--	--	360	--	360
Minimum pension liability adjustments, net	--	--	--	--	(958)	--	(958)
Total comprehensive income							128,444
Stock issued under various incentive
plans, net of forfeitures	776	--	23,214	--	--	(728)	23,262
Purchases of Company stock	(1,962)	(3)	(46,586)	(48,907)	--	--	(97,458)
Share-based compensation	--	--	9,201	--	--	947	10,148
Conversion of Class B to common stock	84	(84)	--	--	--	--	--
Dividends paid, 52 cents per share
Common stock	--	--	--	(20,815)	--	--	(20,815)
Class B stock	--	--	--	(5,013)	--	--	(5,013)
Tax benefit from incentive plans	--	--	3,288	--	--	--	3,288
Balance at June 30, 2005	39,700	9,596	55,346	550,115	(1,025)	(1,905)	651,827
Net earnings Net earnings	--	--	--	144,792	--	--	144,792
Minimum pension liability adjustments, net	--	--	--	--	(1,052)	--	(1,052)
Total comprehensive income							143,740
Stock issued under various incentive
plans, net of forfeitures	1,793	--	51,426	--	--	(1,262)	51,957
Issuance of restricted stock units	--	--	2,517	--	--	(2,517)	--
Purchases of Company stock	(2,881)	(17)	(76,421)	(65,916)	--	--	(145,235)
Share-based compensation	--	--	13,207	--	--	2,249	15,456
Conversion of Class B to common stock	162	(162)	--	--	--	--	--
Dividends paid, 60 cents per share
Common stock	--	--	--	(23,879)	--	--	(23,879)
Class B stock	--	--	--	(5,699)	--	--	(5,699)
Tax benefit from incentive plans	--	--	9,937	--	--	--	9,937
Balance at June 30, 2006	$38,774	$9,417	$56,012	$599,413	$(2,077)	$(3,435)	$698,104

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Cash Flows
Years ended June 30,	2006	2005	2004
(In thousands)
Cash flows from operating activities
Net earnings	$144,792	$129,042	$103,959
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	31,888	29,735	29,715
Amortization	13,794	5,570	5,528
Share-based compensation	15,456	10,148	12,193
Deferred income taxes	46,230	18,904	27,959
Amortization of broadcast rights	28,290	30,582	31,071
Payments for broadcast rights	(33,087)	(35,429)	(35,806)
Gains from dispositions of assets, net of taxes	(305)	(531)	--
Excess tax benefits from share-based payments	(9,937)	(3,288)	(8,011)
Interest rate swap adjustments	--	--	(3,941)
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	(17,093)	(11,793)	(19,215)
Inventories	961	(10,300)	(4,114)
Other current assets	(1,596)	(2,834)	2,391
Subscription acquisition costs	1,526	9,497	17,518
Other assets	(24,417)	(2,436)	(7,938)
Accounts payable	27,258	5,307	3,360
Accrued expenses and other liabilities	(6,019)	10,523	16,028
Unearned subscription revenues	(8,430)	(13,413)	(7,715)
Other noncurrent liabilities	(15,322)	1,620	43
Net cash provided by operating activities	193,989	170,904	163,025
Cash flows from investing activities
Acquisitions of businesses	(367,854)	(35,387)	--
Additions to property, plant, and equipment	(29,236)	(23,845)	(24,535)
Proceeds from dispositions of assets	2,500	2,050	--
Other	--	3,401	(2,363)
Net cash used in investing activities	(394,590)	(53,781)	(26,898)
Cash flows from financing activities
Proceeds from issuance of long-term debt	590,000	85,000	20,000
Repayments of long-term debt	(275,000)	(135,000)	(95,000)
Purchases of Company stock	(145,235)	(97,458)	(37,416)
Proceeds from common stock issued	52,106	23,438	26,315
Dividends paid	(29,578)	(25,828)	(21,608)
Excess tax benefits from share-based payments	9,937	3,288	8,011
Other	(704)	502	--
Net cash provided by (used in) financing activities	201,526	(146,058)	(99,698)
Net increase (decrease) in cash and cash equivalents	925	(28,935)	36,429
Cash and cash equivalents at beginning of year	29,788	58,723	22,294
Cash and cash equivalents at end of year	$30,713	$29,788	$58,723

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Cash Flows (continued)
Years ended June 30,	2006	2005	2004
(In thousands)
Supplemental disclosures of cash flow information
Cash paid
Interest	$31,870	$20,418	$26,581
Income taxes	44,897	47,381	22,248
Non-cash transactions
Broadcast rights financed by contracts payable	33,702	38,360	24,185
Tax benefit related to share-based payments	15,870	5,870	11,037

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations--Meredith Corporation (Meredith or the Company) is a diversified media company focused primarily on the home and family marketplace. The Company's principal businesses are publishing and television broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The Company's broadcasting operations include 14 network-affiliated television stations and one AM radio station. Meredith's operations are diversified geographically within the United States, and the Company has a broad customer base.

Principles of Consolidation--The consolidated financial statements include the accounts of Meredith Corporation and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated. Meredith does not have any off-balance sheet financing activities. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's consolidated financial statements (see Note 5).

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, including goodwill and other intangible assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based on historical experience and current marketplace conditions; pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected returns on plan assets, and rates of increase in compensation and healthcare costs; and share-based compensation expense, which is based on numerous assumptions including future stock price volatility and employees' expected exercise and post-vesting employment termination behavior. While the Company re-evaluates its estimates on an ongoing basis, actual results may vary from those estimates.

Cash and Cash Equivalents--Cash and short-term investments with original maturities of three months or less are considered to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable--The Company's accounts receivable are primarily due from advertisers. Credit is extended to clients based on an evaluation of each client's creditworthiness and financial condition; collateral is not required. The Company maintains allowances for uncollectible accounts, rebates, rate adjustments, and discounts. The allowance for uncollectible accounts is based on the aging of such receivables and any known specific collectibility exposures. Accounts are written off when deemed uncollectible. Allowances for rebates, rate adjustments, and discounts are generally based on historical experience. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse clients, individually small balances, and short payment terms.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined on the last-in first-out (LIFO) basis for paper and on the first-in first-out or average basis for all other inventories.

Subscription Acquisition Costs--Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $8.8 million at June 30, 2006, and $3.1 million at June 30, 2005. There were no material write-downs of capitalized direct-response advertising costs in any of the three fiscal years ended June 30, 2006.

Property, Plant, and Equipment--Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5--45 years for buildings and improvements and 3--20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $31.9 million in fiscal 2006, $29.7 million in fiscal 2005, and $29.7 million in fiscal 2004.

Broadcast Rights--Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Impairments in unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the accompanying Consolidated Statements of Earnings. Such reductions in unamortized costs were $1.0 million in fiscal 2006, $1.7 million in fiscal 2005, and $0.2 million in fiscal 2004. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Intangible Assets and Goodwill--Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). Other intangible assets acquired consist primarily of Federal Communications Commission (FCC) broadcast licenses, trademarks, network affiliation agreements, advertiser relationships, and customer lists.

Goodwill and certain other intangible assets (FCC broadcast licenses and trademarks), which have indefinite lives, are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment exists. We also assess, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives. The impairment tests are based on a fair-value approach as described in SFAS 142. The estimated fair values of these assets are determined by developing discounted future cash flow analyses.

Intangible assets with indefinite lives include FCC broadcast licenses. These licenses are granted for a term of up to eight years, but are renewable if the Company provides at least an average level of service to its customers and complies with the applicable FCC rules and policies and the Communications Act of 1934. The Company has been successful in every one of its past license renewal requests and has incurred only minimal costs in the process. The Company expects the television broadcasting business to continue into the foreseeable future; therefore, the cash flows from the broadcast licenses are expected to continue indefinitely.

Amortizable intangible assets consist primarily of network affiliation agreements, advertiser relationships, and customer lists. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Network affiliation agreements are amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions (generally, 25 to 40 years from the original acquisition date). Other intangible assets are amortized over their estimated useful lives, ranging from 3 to 7 years.

Additional information regarding goodwill and other intangible assets is in Note 4.

Impairment of Long-lived Assets--In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets (primarily property, plant, and equipment and amortizable intangible assets) are reviewed for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. Based on this assessment, no impairment was recorded in any of the periods presented. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Derivative Financial Instruments--Meredith does not hold derivative financial instruments for trading or speculative purposes nor does it hold leveraged contracts. Meredith has used derivative financial instruments to manage the risk that changes in interest rates would affect its future interest payments. Interest rate swap contracts were used to effectively convert a substantial portion of the Company's variable interest rate debt to fixed interest rate debt. All of Meredith's interest rate swap contracts expired in June 2004. The Company held no other derivative financial instruments in the three years ended June 30, 2006.

Revenue Recognition--The Company's primary source of revenue is advertising. Other sources include circulation and other revenues.

Advertising revenues--Advertising revenue is recognized when advertisements are published, defined as the issue's on-sale date, or aired by the broadcasting stations, net of agency commissions and net of provisions for estimated rebates, rate adjustments, and discounts. Barter revenue is included in advertising revenue and is also recognized when the commercials are broadcast. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising surrendered as determined by similar cash transactions. Barter advertising revenues were not material in any period. Web site advertising revenue is recognized ratably over the contract period or as services are delivered.

Circulation revenues--Circulation revenues include magazine single copy and subscription revenue. Single copy revenue is recognized upon publication, net of provisions for related returns. The Company bases its estimates for returns on historical experience and current marketplace conditions. Revenues from magazine subscriptions are deferred and recognized proportionately as products are distributed to subscribers.

Other revenues--Revenues from book retail sales are recognized net of provisions for anticipated returns when orders are shipped to the customer. As is the case with circulation revenues, the Company bases its estimates for returns on historical experience and current marketplace conditions. Revenues from integrated marketing and other custom programs are recognized when the products or services are delivered.

In certain instances, revenues are recorded gross in accordance with GAAP although the Company receives cash for a lesser amount due to the netting of certain expenses. Amounts received from customers in advance of revenue recognition are deferred as liabilities and recognized as revenue in the period earned.

Advertising Expenses--The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings were $104.2 million in fiscal 2006, $76.9 million in fiscal 2005, and $75.7 million in fiscal 2004.

Share-Based Compensation--Share-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The Company adopted SFAS 123R effective October 1, 2004, using the modified retrospective transition method. The Company establishes fair value for its equity awards to determine their cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock, restricted stock units, and shares issued under the Company's employee stock purchase plan. Before the adoption of SFAS 123R, the Company applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees to account for its stock based awards. See Note 10 for additional information related to share-based compensation expense.

Income Taxes--Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Self-Insurance--The Company self-insures for certain medical claims, and its responsibility generally is capped at a certain dollar level (usually $125 thousand). Third-party administrators are used to process claims. The Company uses actual claims data and estimates of incurred but not reported claims to calculate estimated liabilities for unsettled claims on an undiscounted basis. Although management re-evaluates the assumptions and review the claims experience on an on-going basis, actual claims paid could vary significantly from estimated claims.

Pensions and Postretirement Benefits Other Than Pensions--Retirement benefits are provided to employees through pension plans sponsored by the Company. Pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years. It is the Company's policy to fund the qualified pension plans to the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is the Company's policy to fund postretirement benefits as claims are incurred. Additional information is provided in Note 7.

Comprehensive Income--Comprehensive income consists of net earnings and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net earnings. Other comprehensive income (loss) primarily includes changes in minimum pension liabilities, net of tax. The Company's comprehensive income (loss) is summarized in Note 12.

Earnings Per Share--The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings by the weighted average common and Class B shares outstanding. Diluted earnings per share is calculated similarly but includes the dilutive effect, if any, of the assumed exercise of securities, including the effect of shares issuable under the Company's share-based incentive plans.

Presentation--Certain prior-year financial information has been reclassified to conform to the fiscal 2006 financial statement presentation.

Recent Accounting Pronouncements--On June 7, 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. Management does not believe adoption of SFAS 154 will have a material effect on the Company's consolidated financial statements.

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires Meredith to recognize in the Company's consolidated financial statements the benefit of a tax position if, based on technical merits, that position is more likely than not of being sustained upon audit. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with early adoption permitted, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management does not believe adoption of FIN 48 will have a material effect on the Company's consolidated financial statements.

2.  Acquisitions

On July 1, 2005, Meredith acquired Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child, and Ser Padres magazines from Gruner + Jahr Printing & Publishing Co. (Gruner + Jahr) for $350 million in cash. Meredith's results of operations include the acquired publications beginning July 1, 2005. The cash purchase price, including transaction costs, was $353.7 million. Allocation of the purchase price resulted in goodwill of $234.8 million, identifiable intangible assets of $113.0 million, subscription acquisition costs of $103.1 million, other current assets of $58.9 million, tangible assets of $4.7 million, unearned subscription revenues of $137.8 million, and other liabilities of $23.0 million. The identifiable intangible assets include trade names of $76.3 million, subscriber relationships of $15.9 million, advertiser relationships of $18.4 million, and other miscellaneous intangibles of $2.4 million. The tangible and intangible assets have been valued based on an independent third-party valuation. Goodwill and trade names will not be subject to amortization. Other intangible assets will be amortized over their estimated useful lives, which range from three to seven years.

The transaction was financed primarily through a new $300 million private placement of fixed-rate senior notes with a weighted average interest rate of 4.56 percent. The remaining $50 million was financed under existing credit facilities. The new private placement debt will mature in staggered terms over the next one to four years.

Pro forma results of Meredith's operations for the fiscal year ended June 30, 2005, are based on unaudited carve-out financial statements prepared by Gruner + Jahr. Since Gruner + Jahr did not publicly report on this basis, there can be no assurances that these carve-out financial statements include all adjustments required to properly state results for the twelve-month period. On a pro forma basis as if the acquisition had occurred on July 1, 2004, Meredith would have had revenue of $1,538.7 million, net earnings of $126.0 million, basic earnings per share of $2.53, and diluted earnings per share of $2.46 for the year ended June 30, 2005. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisition been completed on the date indicated and does not purport to indicate results of operations as of any future date or any future period.

In fiscal 2006, Meredith acquired O'Grady Meyers, Inc. (OGM) through the acquisition of all of OGM's outstanding stock. OGM is a Los Angeles-based interactive marketing services agency that specializes in online customer relationship marketing. This acquisition was not material to the Company.

In fiscal 2006, Meredith also completed its acquisition of KSMO-TV by acquiring the license assets. For accounting purposes, Meredith acquired the station in fiscal 2005 when it purchased the non-licensed assets and entered into a joint sales agreement. Thus, the results of KSMO-TV's operations have been included in the Company's consolidated financial statements since November 2004. This acquisition was not material to the Company.

In fiscal 2005, Meredith acquired a television station serving Chattanooga, TN. In fiscal 2004, Meredith acquired a low-power television station serving Springfield-Holyoke, MA and an AM radio station serving Saginaw and Bay City, MI. These acquisitions were not material to the Company.

3.  Inventories

Inventories consist of paper stock, books, and editorial content. Of net inventory values shown, approximate portions determined using the LIFO method were 38 percent at June 30, 2006, and 33 percent at June 30, 2005. LIFO inventory expense (income) included in the Consolidated Statements of Earnings was $1.2 million in fiscal 2006, $2.5 million in fiscal 2005, and $(0.9) million in fiscal 2004.

June 30,	2006	2005
(In thousands)
Raw materials	$24,350	$16,111
Work in process	23,707	21,094
Finished goods	12,636	11,775
	60,693	48,980
Reserve for LIFO cost valuation	(8,661)	(7,418)
Inventories	$52,032	$41,562

4.  Intangibles Assets and Goodwill

Intangible assets and goodwill consist of the following:

June 30,	2006			2005
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing segment
Noncompete agreements	$2,534	$(2,098)	$436	$2,534	$(1,652)	$882
Advertiser relationships	18,400	(2,628)	15,772	--	--	--
Customer lists	15,900	(5,300)	10,600	1,863	(1,863)	--
Other	2,390	(481)	1,909	--	--	--
Broadcasting segment
Network affiliation agreements	218,651	(83,349)	135,302	218,651	(78,452)	140,199
Customer lists	91	(76)	15	91	(34)	57
Total	$257,966	$(93,932)	164,034	$223,139	$(82,001)	141,138
Intangible assets not
subject to amortization
Publishing segment
Trademarks			124,431			48,131
Broadcasting segment
FCC licenses			517,799			517,799
Total			642,230			565,930
Intangibles assets, net			$806,264			$707,068

Amortization expense was $13.8 million in fiscal 2006, $5.6 million in fiscal 2005, and $5.5 million in fiscal 2004. Future amortization expense for intangible assets is expected to be as follows:  $13.8 million in fiscal 2007, $13.3 million in fiscal 2008, $8.0 million in fiscal 2009, $7.8 million in fiscal 2010, and $7.7 million in fiscal 2011.

Changes in the carrying amount of goodwill were as follows:
(In thousands)	Publishing Group	Broadcasting Group	Total
Balance at July 1, 2004	$110,325	$80,978	$191,303
Acquisitions	--	5,079	5,079
Balance at June 30, 2005	110,325	86,057	196,382
Acquisitions	243,523	--	243,523
Adjustments	--	(980)	(980)
Balance at June 30, 2006	$353,848	$85,077	$438,925

Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2006, 2005, and 2004. No impairments were recorded as a result of those reviews.

5.  Long-term Debt

Long-term debt consists of the following:

June 30,	2006	2005
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million due 4/2/2011	$100,000	$25,000
Revolving credit facility of $150 million due 10/7/2010	65,000	--

Private placement notes
6.57% senior notes, due 9/1/2005	--	50,000
6.65% senior notes, due 3/1/2006	--	75,000
6.39% senior notes, due 4/1/2007	50,000	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
4.42% senior notes, due 7/1/2007	50,000	--
4.50% senior notes, due 7/1/2008	75,000	--
4.57% senior notes, due 7/1/2009	100,000	--
4.70% senior notes, due 7/1/2010	75,000	--
Total long-term debt	565,000	250,000
Current portion of long-term debt	(50,000)	(125,000)
Long-term debt	$515,000	$125,000

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ended June 30,
(In thousands)
2007	$50,000
2008	100,000
2009	75,000
2010	100,000
2011	240,000
Total long-term debt	$565,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement in April 2002. Under this agreement the Company currently sells all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2006, $213.7 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 8.25 percent at June 30, 2006, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date.

The interest rate on the asset-backed commercial paper program changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 5.40 percent in June 2006. The interest rate on the variable-rate revolving credit facility is based on a spread over LIBOR determined by the Company's leverage ratio. This rate ranges from 5.52 to 5.90 percent at June 30, 2006. The weighted average interest rate on the variable-rate revolving credit facility was 5.74 percent at June 30, 2006. Interest rates on the private placement notes range from 4.42 to 6.62 percent at June 30, 2006. The weighted average interest rate on the private placement notes outstanding at June 30, 2006, was 5.05 percent.

All of the Company's debt agreements include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at June 30, 2006, follows:

	Required at June 30, 2006	Actual at June 30, 2006

Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.7
Ratio of EBITDA[1] to interest expense	Greater than 2.75	10.9
1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2006.

Interest expense related to long-term debt totaled $29.6 million in fiscal 2006, $19.1 million in fiscal 2005, and $26.1 million in fiscal 2004 (excluding the effects of changes in the fair value of dedesignated swap contracts that resulted in a reduction in interest expense of $3.9 million in fiscal 2004).

At June 30, 2006, Meredith did not have any credit available under the asset-backed commercial paper program and had $85 million of credit available under the revolving credit facility with an option to request up to another $150 million. The commitment fee for the asset-backed commercial paper facility ranges from 0.125 to 0.200 percent of the unused commitment based on the Company's leverage ratio. The commitment fee for the revolving credit facility ranges from 0.075 to 0.200 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2006 were not material.

6.  Income taxes

The following table shows income tax expense attributable to earnings (before the cumulative effect of a change in accounting principle in fiscal 2005):

Years ended June 30,	2006	2005	2004
(In thousands)
Currently payable
Federal	$41,310	$57,769	$35,367
State	5,032	9,598	5,454
	46,342	67,367	40,821
Deferred
Federal	38,940	11,384	20,939
State	7,290	2,152	3,871
	46,230	13,536	24,810
Income taxes	$92,572	$80,903	$65,631

Deferred income tax expense of $0.6 million associated with SFAS 123R was recognized for the cumulative effect of the change in accounting principle in fiscal 2005.

The differences between the statutory United States (U.S.) federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2006	2005	2004
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	3.4	3.7	3.6
Other	0.6	--	0.1
Effective income tax rate	39.0%	38.7%	38.7%

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and deferred tax liabilities were as follows:

June 30,	2006	2005
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$15,984	$14,005
Compensation and benefits	28,478	35,706
All other assets	4,133	3,948
Total deferred tax assets	48,595	53,659
Deferred tax liabilities
Subscription acquisition costs	43,658	18,487
Accumulated depreciation and amortization	114,600	100,083
Gains from dispositions	22,953	23,839
All other liabilities	5,664	3,892
Total deferred tax liabilities	186,875	146,301
Net deferred tax liability	$138,280	$92,642

The Company's deferred tax assets are expected to be fully realized; therefore, no valuation allowance has been recorded. The net current portions of deferred tax assets and liabilities are included in accrued expenses--other taxes and expenses at June 30, 2006, and in other current assets at June 30, 2005, in the Consolidated Balance Sheets.

7.  Pension and Postretirement Benefit Plans

Savings and Investment Plan

Meredith maintains a 401(k) Savings and Investment Plan that permits eligible employees to contribute funds on a pretax basis. The plan allows employee contributions of up to 50 percent of eligible compensation subject to the maximum allowed under federal tax provisions. The Company matches 100 percent of the first 3 percent and 50 percent of the next 2 percent of employee contributions.

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $6.5 million in fiscal 2006, $5.4 million in fiscal 2005, and $5.0 million in fiscal 2004.

Pension and Postretirement Plans

Meredith has noncontributory pension plans covering substantially all employees. These plans include qualified (funded) plans as well as nonqualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas. The nonqualified plans provide retirement benefits only to certain highly compensated employees. The Company also sponsors defined healthcare and life insurance plans that provide benefits to eligible retirees. Meredith uses a March 31 measurement date for its plans.

Obligations and Funded Status
 The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:
	Pension		Postretirement
June 30,	2006	2005	2006	2005
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$86,628	$77,402	$17,921	$22,294
Service cost	5,455	5,362	434	854
Interest cost	4,836	4,487	985	1,286
Participant contributions	--	--	638	452
Plan amendments	--	3	(358)	(4,805)
Actuarial loss (gain)	1,632	5,464	(447)	48
Benefits paid (including lump sums)	(5,266)	(6,090)	(2,161)	(2,208)
Benefit obligation, end of year	$93,285	$86,628	$17,012	$17,921

Change in plan assets
Fair value of plan assets, beginning of year	$82,650	$83,211	$--	$--
Actual return on plan assets	10,529	4,793	--	--
Employer contributions	7,059	736	1,523	1,756
Participant contributions	--	--	638	452
Benefits paid (including lump sums)	(5,266)	(6,090)	(2,161)	(2,208)
Fair value of plan assets, end of year	$94,972	$82,650	$--	$--

Funded (under funded) status, end of year	$1,687	$(3,978)	$(17,012)	$(17,921)
Unrecognized actuarial loss	3,632	6,406	2,492	3,046
Unrecognized prior service cost	2,772	3,455	(6,657)	(6,996)
Contributions between measurement date
and fiscal year end	11,984	17	392	312
Net recognized amount, end of year	$20,075	$5,900	$(20,785)	$(21,559)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

The following amounts are recognized in the Consolidated Balance Sheets:
	Pension		Postretirement
June 30,	2006	2005	2006	2005
(In thousands)
Consolidated Balance Sheets
Other assets
Prepaid benefit cost	$35,106	$18,650	$--	$--
Intangible asset	2,467	3,107	--	--
Accrued expenses--compensation and benefits
Accrued benefit liability	(15,030)	(500)	(2,127)	(2,174)
Other noncurrent liabilities
Accrued benefit liability	--	(12,250)	(18,658)	(19,385)
Additional minimum liability	(5,873)	(4,787)	--	--
Accumulated other comprehensive loss	3,405	1,680	--	--
Net recognized amount, end of year	$20,075	$5,900	$(20,785)	$(21,559)

The accumulated benefit obligation for all defined benefit pension plans was $83.1 million and $75.4 million at June 30, 2006 and 2005, respectively.

The following table provides information about pension plans with projected benefit obligations in excess of plan assets:

June 30,	2006	2005
(In thousands)
Projected benefit obligation	$ 24,416	$ 21,597
Fair value of plan assets	99	91

The following table provides information about pension plans with accumulated benefit obligations in excess of plan assets:

June 30,	2006	2005
(In thousands)
Accumulated benefit obligation	$ 20,534	$ 16,977
Fair value of plan assets	99	91

Costs
 The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:
		Pension		Postretirement
Years ended June 30,	2006	2005	2004	2006	2005	2004
(In thousands)
Components of net periodic benefit costs
Service cost	$5,455	$5,362	$4,190	$434	$854	$816
Interest cost	4,836	4,487	4,100	985	1,286	1,358
Expected return on plan assets	(6,595)	(6,327)	(4,385)	--	--	--
Prior service cost amortization	682	682	666	(697)	(286)	(200)
Actuarial loss amortization	472	137	450	107	70	--
Transition amount amortization	--	--	168	--	--	--
Net periodic benefit expense	$4,850	$4,341	$5,189	$829	$1,924	$1,974

		Pension			Postretirement
Years ended June 30,	2006	2005	2004	2006	2005	2004
(In thousands)
Increase in minimum liability included in other comprehensive loss (net of tax)	$1,052	$958	$67	$--	$--	$--

Assumptions
Benefit obligations were determined using the following weighted average assumptions:
	Pension		Postretirement
June 30,	2006	2005	2006	2005
Weighted average assumptions
Discount rate	5.80%	5.60%	5.90%	5.60%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	9.00%	9.00%
Ultimate level	NA	NA	5.00%	5.50%
Years to ultimate level	NA	NA	4 yrs	3 yrs
NA--Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

		Pension		Postretirement
Years ended June 30,	2006	2005	2004	2006	2005	2004
Weighted average assumptions
Discount rate	5.60%	5.75%	6.25%	5.60%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	NA	NA	NA
Rate of compensation increase	4.50%	5.00%	5.00%	4.50%	5.00%	5.00%
Rate of increase in health care cost levels
Initial level	NA	NA	NA	9.00%	10.50%	12.00%
Ultimate level	NA	NA	NA	5.50%	5.50%	5.50%
Years to ultimate level	NA	NA	NA	3 yrs	4 yrs	5 yrs
NA--Not applicable

The expected return on plan assets assumption was determined, with the assistance of the Company's investment consultants, based on a variety of factors. These factors include, but are not limited to, the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates and a forecast of expected future asset returns. The Company reviews this long-term assumption on a periodic basis.

Assumed rates of increase in healthcare cost levels have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:
	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2006	$56	$(48)
Effect on postretirement benefit obligation as of June 30, 2006	559	(490)

Plan Assets
 The targeted and weighted average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	Target Allocation	Actual Allocation
June 30,		2006	2005
Domestic equity securities	60%	60%	60%
International equity securities	10%	10%	10%
Fixed income investments	30%	30%	30%
Fair value of plan assets	100%	100%	100%

The primary objective of the Company's pension plans is to provide eligible employees with scheduled pension benefits by using a prudent investment approach. The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks and between growth and value stocks and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. The target asset allocations represent the long-term perspective. A 10 percent range is used for individual asset classes. The overall asset mix is reviewed on a quarterly basis and plan assets are rebalanced back to target allocations as needed.

Equity securities did not include any Meredith Corporation common or Class B stock at June 30, 2006 or 2005.

Cash Flow
Meredith expects to contribute $2.1 million to its postretirement plan and to make no contributions to its pension plans in fiscal 2007.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:
	Pension Benefits	Postretirement Benefits
Years ended June 30,
(In thousands)
2007	$27,925	$2,127
2008	8,130	2,419
2009	8,880	2,747
2010	9,127	3,056
2011	9,349	3,278
2012-2016	50,078	20,474

8.  Earnings Per Share

The calculation of basic earnings per share for each period is based on the weighted average number of common and Class B shares outstanding during the period. The calculation of diluted earnings per share for each period is based on the weighted average number of common and Class B shares outstanding during the period plus the effect, if any, of dilutive common stock equivalent shares. The following table presents the calculations of earnings per share:

Years ended June 30,	2006	2005	2004
(In thousands)
Earnings before cumulative effect of change
in accounting principle	$144,792	$128,149	$103,959
Basic average shares outstanding	49,307	49,777	50,214
Dilutive effect of stock options and equivalents	1,303	1,443	1,712
Diluted average shares outstanding	50,610	51,220	51,926
Earnings per share before cumulative effect
of change in accounting principle
Basic	$2.94	$2.57	$2.07
Diluted	$2.86	$2.50	$2.00

Antidilutive options excluded from the above calculations totaled 944,000 options for the year ended June 30, 2006 ($51.18 weighted average exercise price), 1,955,000 options for the year ended June 30, 2005 ($47.78 weighted average exercise price), and 1,290,000 options for the year ended June 30, 2004 ($46.24 weighted average exercise price).

9.  Capital Stock

The Company has two classes of common stock outstanding: common and Class B. Holders of both classes of stock receive equal dividends per share. Class B stock, which has 10 votes per share, is not transferable as Class B stock except to family members of the holder or certain other related entities. At any time, Class B stock is convertible, share for share, into common stock with one vote per share. Class B stock transferred to persons or entities not entitled to receive it as Class B stock will automatically be converted and issued as common stock to the transferee. The principal market for trading the Company's common stock is the New York Stock Exchange (trading symbol MDP). No separate public trading market exists for the Company's Class B stock.

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock on the open market. In May 2006, the Board approved the repurchase of 2.5 million shares and in August 2006 approved the repurchase of an additional 3.0 million shares. The Board approved repurchases of 2.0 million shares in January 2005 and February 2004.

Repurchases under these authorizations were as follows:

Years ended June 30,	2006	2005	2004
(In thousands)
Number of shares	2,898	1,965	747
Cost at market value	$145,235	$97,458	$37,416

As of June 30, 2006, authorization to repurchase approximately 1.7 million shares remained.

10.  Common Stock and Share-based Compensation Plans

Meredith adopted SFAS 123R effective October 1, 2004, using the modified retrospective transition method under which financial results for prior periods were adjusted. SFAS 123R requires entities to estimate the number of expected forfeitures to occur and record expense based on the number of awards expected to vest. Prior to adoption of SFAS 123R, Meredith accounted for forfeitures as they occurred as permitted under previous accounting standards. As a result, in the second quarter of fiscal 2005, the Company recorded the cumulative effect of a change in accounting principle of $1.5 million ($0.9 million after tax), or $0.02 per share, to reduce compensation expense recognized in previous periods for the estimated forfeitures of outstanding awards.

On June 30, 2006, Meredith had an employee stock purchase plan and several stock incentive plans, all of which were shareholder approved. A more detailed description of these plans follows. Compensation expense recognized for these plans was $15.5 million in fiscal 2006, $11.7 million (before the favorable pretax adjustment for the cumulative effect of the change in accounting principle of $1.5 million) in fiscal 2005, and $12.2 million in fiscal 2004. The total income tax benefit recognized in earnings was $6.0 million in fiscal 2006, $4.5 million (before the cumulative effect of the change in accounting principle for share-based payment arrangements) in fiscal 2005, and $4.7 million in fiscal 2004.

Employee Stock Purchase Plan

Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. Shareholders authorized 500,000 common shares for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using the Black-Scholes option pricing model. The term of the option is three months, the term of the offering period. The expected stock price volatility was approximately 14 percent in fiscal 2006, 2005, and 2004. Information about the shares issued under this plan is as follows:

Years ended June 30,	2006	2005	2004
Shares issued (in thousands)	69	52	43
Average fair value	$8.22	$8.14	$7.47
Average purchase price	42.52	41.75	40.90
Average market price	51.74	49.64	50.24

Stock Incentive Plans

Meredith has two stock incentive plans (the Plans) that permit the Company to issue up to 3.8 million shares in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance cash awards to key employees and directors of the Company. Awards related to approximately 50,000 shares had been made under these plans as of June 30, 2006. The Plans are designed to provide incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to better align the interests of employees with those of shareholders.

The Company has awarded restricted shares of common stock to eligible key employees and to non-employee directors under the Plans. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards generally vest over three or five years. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are amortized over the vesting periods. The Company's restricted stock activity during the years ended June 30, 2006 and 2005, were as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
(Shares in thousands)
Nonvested at July 1, 2004	86	$42.01
Granted	24	49.25
Vested	(17)	38.83
Forfeited	(10)	43.21
Nonvested at June 30, 2005	83	44.56
Granted	25	50.98
Vested	(22)	39.48
Forfeited	(1)	50.37
Nonvested at June 30, 2006 net	85	47.64

As of June 30, 2006, there was $1.6 million of unearned compensation cost related to restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of two years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2006, 2005, and 2004 was $50.98, $49.25, and $48.61, respectively. The total fair value of shares vested during the years ended June 30, 2006, 2005, and 2004, was $1.1 million, $0.8 million, and $2.1 million, respectively.

Meredith also has outstanding stock equivalent units that were sold to employees and directors through various deferred compensation plans. The period of deferral is specified when the deferral election is made. These stock equivalent units are sold at the market price of the underlying stock on the date of sale. In addition, shares of restricted stock may be converted to stock equivalent units upon vesting. The following table summarizes the activity for stock equivalent units during the years ended June 30, 2006 and 2005:
Stock Equivalent Units	Units	Weighted Average Sale Date Fair Value
(Units in thousands)
Balance at July 1, 2004	142	$28.83
Additions	11	44.41
Converted to common stock	(4)	35.81
Balance at June 30, 2005	149	29.81
Additions	10	45.80
Converted to common stock	(10)	35.42
Balance at June 30, 2006	149	30.58

The aggregate intrinsic value of stock equivalent units outstanding at June 30, 2006 was $2.8 million. The total intrinsic value of stock equivalent units converted to common stock in the years ended June 30, 2006, 2005, and 2004, was $163,000, $76,000, and $26,000, respectively.

Starting in fiscal 2006, the Company awarded performance-based restricted stock units to eligible key employees under the Plans. These restricted stock units will vest only if the Company attains specified earnings per share goals for the subsequent three-year period. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are amortized over a three year vesting period. The Company's restricted stock unit activity during the year ended June 30, 2006, was as follows:

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
(Units In thousands)
Nonvested at July 1, 2005	--	$--
Granted	59	49.10
Vested sted	--	--
Forfeited	(2)	49.10
Nonvested at June 30, 2006 net	57	49.10

As of June 30, 2006, there was $1.8 million of unearned compensation cost related to restricted stock units granted under the Plans. That cost is expected to be recognized over a weighted average period of two years. The weighted average grant date fair value of restricted stock units granted during the year ended June 30, 2006, was $49.10. No restricted stock units vested during the year ended June 30, 2006.

Meredith has granted nonqualified stock options to certain employees and directors under the Plans. The grant date of options issued is the date the Compensation Committee of the Board of Directors approves the granting of the options. The exercise price of options granted is set at the fair market value of the Company's stock on the grant date. All options granted under the Plans expire at the end of 10 years. Most of the options granted in fiscal 2006, 2005, and 2004 vest three years from the date of grant. Most of the options granted prior to fiscal 2004 vest one-third each year over a three-year period. The Company elected to recognize the expense associated with the graded vesting options on a straight-line basis for each separately vesting portions of the award as if the award were, in substance, multiple awards.

Meredith also occasionally has granted options tied to attaining specified earnings per share and/or return on equity goals for the subsequent three-year period. Attaining these goals results in the acceleration of vesting for all, or a portion of, the options to three years from the date of grant. Options not subject to accelerated vesting vest eight years from the date of grant subject to certain tenure qualifications.

A summary of stock option activity and weighted average exercise prices follows:
	Options (In 000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In 000)
Outstanding July 1, 2004	6,322	$ 34.98
Granted	939	50.07
Exercised	(705)	29.40
Forfeited	(388)	44.25
Outstanding June 30, 2005	6,168	37.33	5.59 years	$74,380
Exercisable June 30, 2005	3,691	32.27	3.98 years	63,494
Outstanding July 1, 2005	6,168	37.33
Granted	594	49.34
Exercised	(1,694)	28.73
Forfeited	(106)	47.45
Outstanding June 30, 2006	4,962	41.49	5.99 years	37,276
Exercisable June 30, 2006	2,240	35.84	4.20 years	29,470

The fair value of each option is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company's stock and other factors. The expected life of options granted incorporates historical employee exercise and termination behavior. Different expected lives are used for separate groups of employees who have similar historical exercise patterns. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30	2006		2005		2004
Risk-free interest rate	3.9-5.1%		3.3-4.0%		3.3-4.2%
Expected dividend yield	0.90%		0.90%		0.90%
Expected option life	4-7	yrs	4-7	yrs	4-7	yrs
Expected stock price volatility	17-23%		19-23%		23%
Weighted average stock price volatility	19.6%		22%		23%

The weighted average grant date fair value of options granted during the years ended June 30, 2006, 2005, and 2004, was $12.33, $13.27, and $13.49, respectively. The total intrinsic value of options exercised during the years ended June 30, 2006, 2005, and 2004 was $40.2 million, $15.0 million, and $27.7 million, respectively. As of June 30, 2006, there was $7.5 million in unrecognized compensation cost for stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 1.2 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2006, 2005, and 2004 was $48.7 million, $20.7 million, and $24.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $15.7 million, $5.9 million, and $10.8 million, respectively, for the years ended June 30, 2006, 2005, and 2004.

Meredith expects, from year to year, to repurchase a sufficient number of shares of stock to approximate or exceed the number of options granted annually.

11.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $17.4 million in fiscal 2006, $10.7 million in fiscal 2005, and $9.9 million in fiscal 2004. Below are the minimum rental commitments at June 30, 2006, under all noncancelable operating leases due in succeeding fiscal years:

Years ended June 30,
(In thousands)
2007	$19,617
2008	17,771
2009	16,107
2010	15,918
2011	14,920
Later years	25,791
Total amounts payable	$110,124

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such payments were made in the amount of $55.2 million at June 30, 2006 ($53.5 million at June 30, 2005). The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, were $49.0 million and $48.2 million at June 30, 2006 and 2005, respectively. The broadcast rights payments due in succeeding fiscal years are:

Years ended June 30,	Recorded Commitments	Unavailable Rights
(In thousands)
2007	$14,744	$12,155
2008	8,369	14,346
2009	6,104	11,452
2010	2,777	8,094
2011	1,595	6,343
Later years	2,910	2,811
Total amounts payable	$36,499	$55,201

The Company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position, or liquidity.

12.  Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) includes net earnings as well as items of other comprehensive income (loss).

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at July 1, 2003	$(531)	$--	$(1,019)	$(1,550)
Current-year adjustments, pretax	281	(110)	1,670	1,841
Tax benefit (expense)	(110)	43	(651)	(718)
Other comprehensive income (loss)	171	(67)	1,019	1,123
Balance at June 30, 2004	(360)	(67)	--	(427)
Current-year adjustments, pretax	589	(1,570)	--	(981)
Tax benefit (expense)	(229)	612	--	383
Other comprehensive income (loss)	360	(958)	--	(598)
Balance at June 30, 2005	--	(1,025)	--	(1,025)
Current-year adjustments, pretax	--	(1,725)	--	(1,725)
Tax benefit	--	673	--	673
Other comprehensive loss	--	(1,052)	--	(1,052)
Balance at June 30, 2006	$--	$(2,077)	$--	$(2,077)

13.  Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments were follows:
June 30,	2006		2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Broadcast rights payable	$36,499	$33,230	$35,884	$33,910
Long-term debt	565,000	555,387	250,000	256,558

Fair values were determined as described below:

Broadcast rights payable--Present value of future cash flows discounted at the Company's current borrowing rate.

Long-term debt--Present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

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

14.  Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The publishing segment information includes the effects of the acquisition of G+J Consumer Titles from Gruner + Jahr in July 2005. The broadcasting segment consists primarily of the operations of network-affiliated television stations. Virtually all of the Company's revenues are generated in the U.S. and all of the assets reside within the U.S. There are no material intersegment transactions.

There are two principal financial measures reported to the chief executive officer (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings before interest, taxes, depreciation, and amortization (EBITDA). Operating profit for segment reporting, disclosed below, is revenues less operating costs excluding unallocated corporate expenses. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Nonoperating income (expense) and interest income and expense are not allocated to the segments. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, EBITDA is not presented below.

A significant non-cash item included in segment operating costs other than depreciation and amortization of fixed and intangible assets is the amortization of broadcast rights in the broadcasting segment. Broadcast rights amortization totaled $28.3 million in fiscal 2006, $30.6 million in fiscal 2005, and $31.1 million in fiscal 2004.

Segment assets include intangible, fixed, and all other non-cash assets identified with each segment. Jointly used assets such as office buildings and information technology equipment are allocated to the segments by appropriate methods, primarily number of employees. Unallocated corporate assets consist primarily of cash and cash items, assets allocated to or identified with corporate staff departments, and other miscellaneous assets not assigned to one of the segments.

Expenditures for long-lived assets other than capital expenditures in the publishing segment included the acquisitions of the G+J Consumer Titles in fiscal 2006. This acquisition resulted in net additions to publishing segment long-lived assets of $352.5 million.

The following table presents financial information by segment:
Years ended June 30,	2006	2005	2004
(In thousands)
Revenues
Publishing	$1,278,728	$908,790	$873,052
Broadcasting	318,836	312,499	288,600
Total revenues	$1,597,564	$1,221,289	$1,161,652

Operating profit
Publishing	$213,007	$174,251	$158,028
Broadcasting	88,145	86,662	69,372
Unallocated corporate	(34,561)	(32,859)	(35,309)
Income from operations	$266,591	$228,054	$192,091

Depreciation and amortization
Publishing	$19,234	$9,832	$9,904
Broadcasting	24,252	23,263	22,315
Unallocated corporate	2,196	2,210	3,024
Total depreciation and amortization	$45,682	$35,305	$35,243

Assets
Publishing	$959,975	$429,866	$421,217
Broadcasting	955,546	952,919	907,536
Unallocated corporate	125,154	108,523	137,174
Total assets	$2,040,675	$1,491,308	$1,465,927

Capital expenditures
Publishing	$4,564	$3,521	$3,910
Broadcasting	20,055	17,528	16,845
Unallocated corporate	4,617	2,796	3,780
Total capital expenditures	$29,236	$23,845	$24,535

15.  Selected Quarterly Financial Data (unaudited)
Year ended June 30, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
Publishing	$318,474	$301,469	$319,011	$339,774	$1,278,728
Broadcasting	71,791	84,514	75,913	86,618	318,836
Total revenues	$390,265	$385,983	$394,924	$426,392	$1,597,564
Operating profit
Publishing	$47,745	$37,178	$61,366	$66,718	$213,007
Broadcasting	12,751	26,317	20,073	29,004	88,145
Unallocated corporate	(9,313)	(7,986)	(7,794)	(9,468)	(34,561)
Income from operations	$51,183	$55,509	$73,645	$86,254	$266,591

Net earnings	$26,437	$29,153	$40,641	$48,561	$144,792

Basic earnings per share	0.54	0.59	0.82	0.99	2.94

Diluted earnings per share	0.52	0.58	0.80	0.97	2.86

Dividends per share	0.14	0.14	0.16	0.16	0.60

As a result of rounding and changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

Year ended June 30, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
Publishing	$215,578	$204,663	$235,730	$252,819	$908,790
Broadcasting	73,285	89,890	69,787	79,537	312,499
Total revenues	$288,863	$294,553	$305,517	$332,356	$1,221,289
Operating profit
Publishing	$37,823	$24,817	$54,996	$56,615	$174,251
Broadcasting	14,253	32,186	16,220	24,003	86,662
Unallocated corporate	(8,103)	(8,302)	(8,914)	(7,540)	(32,859)
Income from operations	$43,973	$48,701	$62,302	$73,078	$228,054
Earnings before
cumulative effect of change
in accounting principle	$23,917	$26,822	$35,228	$42,182	$128,149

Net earnings	23,917	27,715	35,228	42,182	129,042

Basic earnings per share
Before cumulative effect of
change in accounting principle	0.48	0.54	0.71	0.86	2.57
Net earnings	0.48	0.56	0.71	0.86	2.59

Diluted earnings per share
Before cumulative effect of
change in accounting principle	0.46	0.52	0.69	0.83	2.50
Net earnings	0.46	0.54	0.69	0.83	2.52

Dividends per share	0.12	0.12	0.14	0.14	0.52

Meredith adopted SFAS 123R effective October 1, 2004, using the modified retrospective transition method in which the consolidatedfinancial statements for prior periods were adjusted on a basis consistent with prior pro forma disclosures. Second quarter results include the cumulative effect of a change in accounting principle related to the adoption of SFAS 123R of $1.5 million ($0.9 million after tax), or $0.02 per diluted share, to reduce compensation expense recognized in previous periods for the estimated forfeitures of outstanding awards.

As a result of rounding and changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

16.  Subsequent Event

In August 2006, Meredith entered into an asset purchase agreement for the sale of KFXO, our low-power FOX affiliate serving the Bend, OR market. The sale of this station is not expected to have a material effect on the Company' financial condition or results of operations. In addition, the resulting gain is not expected to be material.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2006	2005	2004	2003	2002	2001
(In thousands except per share data)
Results of operations
Revenues	$1,597,564	$1,221,289	$1,161,652	$1,080,104	$987,829	$1,043,451
Costs and expenses	1,285,291	957,930	934,318	881,795	825,630	848,007
Depreciation and amortization	45,682	35,305	35,243	36,340	53,640	51,572
Nonrecurring items	-	-	-	-	-	25,308
Income from operations	266,591	228,054	192,091	161,969	108,559	118,564
Net interest income (expense)	(29,227)	(19,002)	(22,501)	(27,209)	(32,589)	(31,901)
Nonoperating income (expense)	-	-	-	(1,551)	63,812	21,477
Income taxes	(92,572)	(80,903)	(65,631)	(51,551)	(54,095)	(41,809)
Earnings from continuing operations	144,792	128,149	103,959	81,658	85,687	66,331
Discontinued operations	-	-	-	-	-	-
Cumulative effect of change in
accounting principle	-	893	-	(85,749)	-	-
Net earnings (loss)	$144,792	$129,042	$103,959	$(4,091)	$85,687	$66,331
Basic per share information
Earnings from continuing operations	$2.94	$2.57	$2.07	$1.64	$1.73	$1.33
Discontinued operations	-	-	-	-	-	-
Cumulative effect of change in
accounting principle	-	0.02	-	(1.72)	-	-
Net earnings (loss)	$2.94	$2.59	$2.07	$(0.08)	$1.73	$1.33
Diluted per share information
Earnings from continuing operations	$2.86	$2.50	$2.00	$1.59	$1.67	$1.29
Discontinued operations	-	-	-	-	-	-
Cumulative effect of change in
accounting principle	-	0.02	-	(1.67)	-	-
Net earnings (loss)	$2.86	$2.52	$2.00	$(0.08)	$1.67	$1.29
Average diluted shares outstanding	50,610	51,220	51,926	51,276	51,230	51,354
Other per share information
Dividends	$0.60	$0.52	$0.43	$0.37	$0.35	$0.33
Stock price-high	56.83	55.51	55.94	47.75	45.00	38.97
Stock price-low	46.50	44.51	43.65	33.42	26.50	26.75
Financial Position at June 30,
Current assets	$431,520	$304,495	$314,014	$268,429	$272,211	$291,082
Working capital	(32,426)	(134,585)	(56,736)	(28,682)	(35,195)	(80,324)
Net assets of discontinued operations	-	-	-	-	-	-
Total assets	2,040,675	1,491,308	1,465,927	1,431,824	1,460,264	1,437,747
Long-term obligations
(including current portion)	601,499	285,884	332,953	419,574	429,331	505,758
Shareholders' equity	698,104	651,827	609,971	517,763	525,489	462,582
Number of employees at June 30,	3,161	2,706	2,696	2,633	2,569	2,616
Comparable Basis Reporting[1]
Earnings from continuing operations	$144,792	$128,149	$103,959	$81,658	$85,687	$66,331
Adjustment for SFAS 142
add back amortization, net of tax	-	-	-	-	11,998	12,106
Adjusted earnings from
continuing operations	$144,792	$128,149	$103,959	$81,658	$97,685	$78,437
Adjusted earnings from
continuing operations
per basic share	$2.94	$2.57	$2.07	$1.64	$1.97	$1.57
per diluted share	2.86	2.50	2.00	1.59	1.91	1.53

1.  Meredith adopted SFAS 142, "Goodwill and Other Intangible Assets", effective July 1, 2002. Comparable basis reporting assumes the provisions of SFAS 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA (continued)

Years ended June 30,	2000	1999	1998	1997	1996
(In thousands except per share data)
Results of operations
Revenues	$1,089,470	$1,029,804	$1,004,922	$850,702	$864,676
Costs and expenses	861,415	823,063	822,477	716,955	744,095
Depreciation and amortization	52,349	44,083	36,840	22,997	25,130
Nonrecurring items	23,096	-	-	-	-
Income from operations	152,610	162,658	145,605	110,750	95,451
Net interest income (expense)	(33,751)	(21,287)	(13,387)	3,756	(3,347)
Nonoperating income (expense)	-	2,375	-	-	5,898
Income taxes	(53,048)	(59,054)	(56,319)	(49,153)	(44,466)
Earnings from continuing operations	65,811	84,692	75,899	65,353	53,536
Discontinued operations	-	-	-	27,693	(717)
Cumulative effect of change in
accounting principle	-	-	-	-	-
Net earnings (loss)	$65,811	$84,692	$75,899	$93,046	$52,819
Basic per share information
Earnings from continuing operations	$1.28	$1.62	$1.43	$1.22	$0.98
Discontinued operations	-	-	-	0.52	(0.02)
Cumulative effect of change in
accounting principle	-	-	-	-	-
Net earnings (loss)	$1.28	$1.62	$1.43	$1.74	$0.96
Diluted per share information
Earnings from continuing operations	$1.25	$1.58	$1.39	$1.18	$0.95
Discontinued operations	-	-	-	0.50	(0.01)
Cumulative effect of change in
accounting principle	-	-	-	-	-
Net earnings (loss)	$1.25	$1.58	$1.39	$1.68	$0.94
Average diluted shares outstanding	52,774	53,761	54,603	55,522	56,391
Other per share information
Dividends	$0.31	$0.29	$0.27	$0.24	$0.21
Stock price-high	42.00	48.50	46.94	29.37	24.37
Stock price-low	22.37	26.69	26.75	19.69	11.75
Financial Position at June 30,
Current assets	$288,799	$256,175	$246,801	$337,208	$210,676
Working capital	(69,902)	(87,940)	(100,068)	59,248	(68,831)
Net assets of discontinued operations	-	-	-	-	88,051
Total assets	1,439,773	1,423,396	1,065,989	760,433	733,692
Long-term obligations
(including current portion)	541,146	564,573	244,607	17,032	71,482
Shareholders' equity	391,965	368,934	355,440	329,264	262,449
Number of employees at June 30,	2,703	2,642	2,559	2,102	2,234
Comparable Basis Reporting[1]
Earnings from continuing operations	$65,811	$84,692	$75,899	$65,353	$53,536
Adjustment for SFAS 142
add back amortization, net of tax	12,603	9,592	7,617	4,154	2,783
Adjusted earnings from continuing
operations	$78,414	$94,284	$83,516	$69,507	$56,319
Adjusted earnings from continuing
operations
per basic share	$1.53	$1.81	$1.58	$1.30	$1.03
per diluted share	1.49	1.75	1.53	1.25	1.00

1.  Meredith adopted SFAS 142, "Goodwill and Other Intangible Assets", effective July 1, 2002. Comparable basis reporting assumes the provisions of SFAS 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods.

NOTES TO ELEVEN--YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

General

Prior years are reclassified to conform with the current-year presentation.

Fiscal years 1996 through 2004 have been restated to include share-based compensation expense effective with the adoption of SFAS 123R, Share-based Payment, using the modified retrospective transition method.

Significant acquisitions occurred in July 2005 with the purchase of the G+J ConsumerTitles; in December 2002 with the acquisition of the American Baby Group; in June 2002 with the exchange of WOFL and WOGX for KPTV; in March 1999 with the acquisition of WGCL; in September 1997 with the acquisition of WFSB; and in July 1997 with the purchases of KPDX, WHNS, and KFXO.

Data has been adjusted to reflect a two-for-one stock split in March 1997.

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
Fiscal 2000 nonrecurring items represented charges for asset write-downs, contractual obligations, and personnel costs associated with the decision to exit certain publishing operations and other restructuring activities.
Fiscal 1999 nonoperating income represented a gain from the sale of the real estate operations.
Fiscal 1996 nonoperating income represented a gain from the sale of three book clubs.

Discontinued operations

Fiscal years 1996 and 1997 include the results of the Company's former cable television operation reflected as a discontinued operation.
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

Changes in accounting principles

Fiscal 2005 reflected the adoption of SFAS 123R, Share-based Payment.
Fiscal 2003 reflected the adoption of SFAS 142, Goodwill and Other Intangible Assets.

Meredith Corporation and Subsidiaries
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

		Additions
Those reserves which are deducted in the Consolidated Financial Statements from Receivables:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2006
Reserve for doubtful accounts	$5,634	$3,162	$--	$(1,097)	$7,699
Reserve for returns	9,571	30,628	--	(28,084)	12,115
Total	$15,205	$33,790	$--	$(29,181)	$19,814
Fiscal year ended June 30, 2005
Reserve for doubtful accounts	$4,683	$3,455	$--	$(2,504)	$5,634
Reserve for returns	10,161	19,094	--	(19,684)	9,571
Total	$14,844	$22,549	$--	$(22,188)	$15,205
Fiscal year ended June 30, 2004
Reserve for doubtful accounts	$7,459	$3,591	$--	$(6,367)	$4,683
Reserve for returns	6,363	28,017	--	(24,219)	10,161
Total	$13,822	$31,608	$--	$(30,586)	$14,844

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2006. On the basis of this evaluation, Meredith's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of that evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2006.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. It follows beginning on page 75.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Meredith Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Meredith Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Meredith Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Meredith Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated August 31, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
August 31, 2006

ITEM 9B.  OTHER INFORMATION

On August 8, 2006, the Compensation Committee of the Board of Directors of Meredith Corporation determined cash bonuses for the following executive officers for the fiscal year ended June 30, 2006: Bill Kerr, Chairman of the Board and Chief Executive Officer--$2,500,000; Stephen M. Lacy, President and Chief Operating Officer--$1,250,000; John H. Griffin, Jr., President-Publishing Group--$605,123; Paul A. Karpowicz, President-Broadcasting Group--$566,800; John S. Zieser, Vice President-Corporate Development, General Counsel and Secretary--$650,000; and Suku V. Radia, Vice President-Chief Financial Officer--$600,000.

In addition, the Compensation Committee set base salaries for fiscal 2007 for the following executive officers: Stephen M. Lacy--$810,000; John H. Griffin, Jr.--$625,000; Paul A. Karpowicz--$600,000; John S. Zieser--$520,000; and Suku V. Radia--$500,000.

In addition, for fiscal 2007, the Compensation Committee fixed targets for cash bonuses ranging from 50 percent to 250 percent of base salary for the President and Chief Executive Officer and 30 percent to 175 percent of base salary for the other executives. The President and Chief Executive Officer's bonus is 100 percent based on earnings per share and cash flow; the other executives' bonuses are 85 percent based on earnings per share, cash flow, and other quantifiable financial criteria and 15 percent based on certain qualitative standards.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2006, under the captions "Election of Directors," "Corporate Governance," "Board Committees, Meetings and Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance," and in Part I of this Form 10-K beginning on page 9 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics and a Code of Ethics for Chief Executive Officer and Senior Financial Officers. These codes are applicable to the Chief Executive Officer, Chief Financial Officer, Controller, and any persons performing similar functions. The Company's Code of Business Conduct and Ethics and the Company's Code of Ethics for Chief Executive Officer and Senior Financial Officers are available free of charge on the Company's website at www.meredith.com. Copies of the codes are also available free of charge upon written request. The Company will post any amendments to the Code of Business Conduct and Ethics or the Code of Ethics for Chief Executive Officer and Senior Financial Officers, as well as any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission or the New York Stock Exchange on the Company's website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2006, under the captions "Compensation of Executive Officers," "Retirement Programs and Employment Agreements," and "Board Committees, Meetings and Compensation--Compensation of the Board" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2006, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The following table sets forth information with respect to the Company's common stock that may be issued under all equity compensation plans of the Company in existence as of June 30, 2006. All of the equity compensation plans for which information is included in the following table have been approved by shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	5,167,846	$ 41.26	4,022,927
Equity compensation plans not approved by shareholders	None	NA	None
Total	5,167,846	$ 41.26	4,022,927
NA - Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2006, under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2006, under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 37 (Item 8).

(a)	Financial Statements, Financial Statement Schedule, and Exhibits

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2006 and 2005
Consolidated Statements of Earnings for the Years Ended June 30, 2006, 2005, and 2004
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the Years Ended June 30, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
Eleven-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2006, 2005, and 2004

Schedule II--Valuation and Qualifying Accounts

All other Schedules have been omitted because the items required by such schedules are not present in the consolidated financial statements, are covered in the consolidated financial statements or notes thereto, or are not significant in amount.

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

4.1

Note Purchase Agreement dated as of March 1, 1999, among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the period ended June 30, 2004. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

4.2

Credit Agreement dated as of April 5, 2002, among Meredith Corporation and a group of banks including amendment dated May 7, 2004, is incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the period ended June 30, 2004. Second amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004. Third amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005.

4.3

$100 million Note Purchase Agreements dated as of April 1, 2002, among Meredith Corporation, as issuer and seller, and named purchasers are incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the period ended June 30, 2004. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005.

4.4

Note Purchase Agreement dated as of July 1, 2005, among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 7, 2005.

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

10.5

Employment Agreement dated February 1, 2001, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003. Consultancy Agreement and amendment to the aforementioned employment agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2004.*

10.6

Deferral Agreement dated August 9, 2004, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 2004.*

10.7

Meredith Corporation 1993 Stock Option Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996. Amendment to the aforementioned plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.*

10.8

Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 1993.*

10.9

1992 Meredith Corporation Stock Incentive Plan effective August 12, 1992, is incorporated herein by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the year ended June 30, 1992. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.*

10.10

Meredith Corporation 1996 Stock Incentive Plan effective August 14, 1996, is incorporated herein by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders on November 11, 1996. Amendment to the aforementioned plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000.*

10.11

Indemnification Agreement in the form entered into between the Company and its officers and directors is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 1988.*

10.12

Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2000. Addendum to the aforementioned agreement entered into between Meredith Corporation and Stephen M. Lacy is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.*

10.13	Meredith Corporation Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002.*

10.14

Employment Agreement dated June 20, 2003, between Meredith Corporation and
John H. (Jack) Griffin, Jr. is incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended June 30, 2003.*

10.15

Amended and Restated Replacement Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended June 30, 2003.*

10.16

Amended and Restated Supplemental Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended June 30, 2003.*

10.17	Meredith Corporation 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit B to the Company's Proxy Statement for the Annual Meeting of Shareholders on November 8, 2004.*

10.18

Form of Restricted Stock Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004.*

10.19

Form of Nonqualified Stock Option Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004.*

10.20

Letter employment agreement dated February 14, 2005, between Meredith Corporation and Paul A. Karpowicz is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 10, 2005.*

10.21	Disclosure of cash awards, new salaries and targets for cash bonuses for Executive Officers as of August 8, 2006.*

10.22

Form of Restricted Stock Unit Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 8, 2005.*

10.23

Employment Agreement dated January 20, 2006, between Meredith Corporation and
Stephen M. Lacy is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 30, 2006.*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt of the Company for which the amount authorized thereunder does not exceed 10 percent of the total assets of the Company on a consolidated basis.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
By /s/ John S. Zieser
John S. Zieser, Vice President--Corporate Development/General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suku V. Radia	/s/ Stephen M. Lacy
Suku V. Radia, Vice President-- Chief Financial Officer (Principal Accounting and Financial Officer)	Stephen M. Lacy, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ William T. Kerr	/s/ Herbert M. Baum
William T. Kerr, Chairman of the Board and Director	Herbert M. Baum, Director

/s/ Mary Sue Coleman	/s/ Mell Meredith Frazier
Mary Sue Coleman, Director	Mell Meredith Frazier, Director

/s/ Frederick B. Henry	/s/ Joel W. Johnson
Frederick B. Henry, Director	Joel W. Johnson, Director

/s/ Robert E. Lee	/s/ David J. Londoner
Robert E. Lee, Director	David J. Londoner, Director

/s/ Philip A. Marineau	/s/ Charles D. Peebler, Jr.
Philip A. Marineau, Director	Charles D. Peebler, Jr., Director

/s/ Nicholas L. Reding
Nicholas L. Reding, Director

Each of the above signatures is affixed as of August 31, 2006.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.21	Disclosure of cash awards, new salaries, and targets for cash bonuses for Executive Officers as of August 8, 2006.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1