Form 10-Q
period 2006-09-30
MEREDITH CORP
filed 2006-10-25
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2006
Common shares	38,427,660
Class B shares	9,393,294
Total common and Class B shares	47,820,954

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) September 30, 2006	June 30, 2006
(In thousands)
Current assets
Cash and cash equivalents	$22,471	$30,713
Accounts receivable, net	255,423	239,368
Inventories	60,857	52,032
Current portion of subscription acquisition costs	75,862	79,565
Current portion of broadcast rights	25,983	12,498
Other current assets	21,872	17,344
Total current assets	462,468	431,520
Property, plant, and equipment	420,846	417,831
Less accumulated depreciation	(228,353)	(223,033)
Net property, plant, and equipment	192,493	194,798
Subscription acquisition costs	71,942	74,538
Broadcast rights	15,252	13,412
Other assets	82,232	81,218
Intangible assets, net	802,857	806,264
Goodwill	438,941	438,925
Total assets	$2,066,185	$2,040,675

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$100,000	$50,000
Current portion of long-term broadcast rights payable	26,903	14,744
Accounts payable	77,684	79,892
Accrued expenses and other liabilities	134,219	118,972
Current portion of unearned subscription revenues	194,783	200,338
Total current liabilities	533,589	463,946
Long-term debt	460,000	515,000
Long-term broadcast rights payable	25,264	21,755
Unearned subscription revenues	166,931	169,494
Deferred income taxes	129,928	125,049
Other noncurrent liabilities	47,746	47,327
Total liabilities	1,363,458	1,342,571
Shareholders' equity
Series preferred stock	--	--
Common stock	38,428	38,774
Class B stock	9,393	9,417
Additional paid-in capital	60,045	56,012
Retained earnings	602,669	599,413
Accumulated other comprehensive loss	(2,077)	(2,077)
Unearned compensation	(5,731)	(3,435)
Total shareholders' equity	702,727	698,104
Total liabilities and shareholders' equity	$2,066,185	$2,040,675

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)

Three Months Ended September 30,	2006	2005
(In thousands except per share data)
Revenues
Advertising	$245,529	$233,230
Circulation	86,157	94,883
All other	64,056	62,152
Total revenues	395,742	390,265
Operating expenses
Production, distribution, and editorial	171,336	176,761
Selling, general, and administrative	155,853	150,942
Depreciation and amortization	11,226	11,379
Total operating expenses	338,415	339,082
Income from operations	57,327	51,183
Interest income	233	177
Interest expense	(7,320)	(8,020)
Earnings before income taxes	50,240	43,340
Income taxes	19,744	16,903
Net earnings	$30,496	$26,437

Basic earnings per share	$0.64	$0.54
Basic average shares outstanding	47,996	49,318

Diluted earnings per share	$0.62	$0.52
Diluted average shares outstanding	48,854	50,725

Dividends paid per share	$0.16	$0.14

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In thousands except per share data)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensa- tion	Total
Balance at June 30, 2006	$ 38,774	$ 9,417	$ 56,012	$ 599,413	$ (2,077)	$ (3,435)	$ 698,104
Net earnings Net earnings	--	--	--	30,496	--	--	30,496

Stock issued under various incentive
plans, net of forfeitures	201	--	5,808	--	--	(191)	5,818
Issuance of restricted stock units	--	--	2,792	--	--	(2,792)	--
Purchases of Company stock	(571)	--	(7,364)	(19,554)	--	--	(27,489)
Share-based compensation	--	--	2,334	--	--	687	3,021
Conversion of Class B to common stock	24	(24)	--	--	--	--	--

Dividends paid, 16 cents per share
Common stock	--	--	--	(6,182)	--	--	(6,182)
Class B stock	--	--	--	(1,504)	--	--	(1,504)

Tax benefit from incentive plans	--	--	463	--	--	--	463
Balance at September 30, 2006	$ 38,428	$ 9,393	$ 60,045	$ 602,669	$ (2,077)	$ (5,731)	$ 702,727

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30,	2006	2005
(In thousands)
Cash flows from operating activities
Net earnings	$30,496	$26,437
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation	7,820	7,881
Amortization	3,407	3,498
Share-based compensation	3,021	5,136
Deferred income taxes	6,693	8,238
Amortization of broadcast rights	7,368	8,584
Payments for broadcast rights	(7,025)	(8,347)
Excess tax benefits from share-based payments	(463)	(2,953)
Changes in assets and liabilities, net of acquisitions/dispositions	(19,980)	(41,385)
Net cash provided by operating activities	31,337	7,089
Cash flows from investing activities
Acquisitions of businesses	--	(359,221)
Additions to property, plant, and equipment	(5,670)	(10,586)
Other	(15)	--
Net cash used in investing activities	(5,685)	(369,807)
Cash flows from financing activities
Proceeds from issuance of long-term debt	10,000	440,000
Repayments of long-term debt	(15,000)	(85,000)
Purchases of Company stock	(27,489)	(9,952)
Proceeds from common stock issued	5,818	3,673
Dividends paid	(7,686)	(6,913)
Excess tax benefits from share-based payments	463	2,953
Other	--	(495)
Net cash provided by (used in) financing activities	(33,894)	344,266

Net decrease in cash and cash equivalents	(8,242)	(18,452)
Cash and cash equivalents at beginning of period	30,713	29,788
Cash and cash equivalents at end of period	$22,471	$11,336

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

The condensed consolidated financial statements as of September 30, 2006, and for the three months ended September 30, 2006 and 2005, are unaudited but, in management's opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2006, filed with the United States Securities and Exchange Commission (SEC).

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 will become effective for the Company at the beginning of fiscal 2009. Meredith is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires employers that sponsor defined benefit postretirement plans to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. This requirement of SFAS No. 158 is effective for Meredith's current fiscal year ending June 30, 2007. SFAS No. 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements. This requirement is effective for Meredith's fiscal year ending June 30, 2009. Meredith is currently evaluating the impact that SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for Meredith's current fiscal year ending June 30, 2007. Management does not believe adoption of SAB 108 will have a material impact on the Company's consolidated financial statements.

2.  Inventories

Major components of inventories are summarized below. Of net inventory values shown, approximately 32 percent are under the LIFO method at September 30, 2006, and 38 percent at June 30, 2006.

	September 30, 2006	June 30, 2006
(In thousands)
Raw materials	$28,722	$24,350
Work in process	23,697	23,707
Finished goods	17,118	12,636
	69,537	60,693
Reserve for LIFO cost valuation	(8,680)	(8,661)
Inventories	$60,857	$52,032

3.  Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2006			June 30, 2006
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing segment
Noncompete agreements	$2,534	$(2,175)	$359	$2,534	$(2,098)	$436
Advertiser relationships	18,400	(3,286)	15,114	18,400	(2,628)	15,772
Customer lists	15,900	(6,625)	9,275	15,900	(5,300)	10,600
Other	2,390	(600)	1,790	2,390	(481)	1,909
Broadcasting segment
Network affiliation
agreements	218,651	(84,574)	134,077	218,651	(83,349)	135,302
Customer lists	91	(79)	12	91	(76)	15
Total	$257,966	$(97,339)	160,627	$257,966	$(93,932)	164,034
Intangible assets not
subject to amortization
Publishing segment
Trademarks			124,431			124,431
Broadcasting segment
FCC licenses			517,799			517,799
Total			642,230			642,230
Intangible assets, net			$802,857			$806,264

Amortization expense was $3.4 million for the three months ended September 30, 2006. Annual amortization expense for intangible assets is expected to be as follows:  $13.6 million in fiscal 2007, $13.4 million in fiscal 2008, $8.0 million in fiscal 2009, $7.8 million in fiscal 2010, and $7.7 million in fiscal 2011.

Changes in the carrying amounts of goodwill during the first three months of fiscal 2007 and 2006 are as follows:

Three Months Ended September 30,	2006			2005
(In thousands)	Publishing Segment	Broadcasting Segment	Total	Publishing Segment	Broadcasting Segment	Total

Balance at beginning of period	$ 353,848	$ 85,077	$ 438,925	$ 110,325	$ 86,057	$ 196,382
Acquisitions	--	--	--	231,984	--	231,984
Adjustments/Other	16	--	16	--	--	--
Balance at end of period	$ 353,864	$ 85,077	$ 438,941	$ 342,309	$ 86,057	$ 428,366

In August 2006, Meredith entered into an asset purchase agreement for the sale of KFXO, our low-power FOX affiliate serving the Bend, OR market. The sale of this station is not expected to have a material effect on the Company's financial condition or results of operations. In addition, the resulting gain is not expected to be material. We expect this acquisition to close in calendar year 2007 once the Company obtains regulatory approval for the sale.

4.  Long--term Debt

Long--term debt consists of the following:

	September 30, 2006	June 30, 2006
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million, due 4/2/2011	$100,000	$100,000
Revolving credit facility of $150 million, due 10/7/2010	60,000	65,000

Private placement notes
6.39% senior notes, due 4/1/2007	50,000	50,000
4.42% senior notes, due 7/1/2007	50,000	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
4.50% senior notes, due 7/1/2008	75,000	75,000
4.57% senior notes, due 7/1/2009	100,000	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
Total long-term debt	560,000	565,000
Current portion of long-term debt	(100,000)	(50,000)
Long-term debt	$460,000	$515,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At September 30, 2006, $226.8 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 8.25 percent at September 30, 2006, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date.

5.  Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost:
	Pension		Postretirement
Three Months Ended September 30,	2006	2005	2006	2005
(In thousands)
Service cost	$1,540	$1,364	$110	$109
Interest cost	1,239	1,209	247	246
Expected return on plan assets	(1,971)	(1,649)	--	--
Prior service cost amortization	161	170	(182)	(175)
Actuarial loss amortization	151	118	17	27
Net periodic benefit expense	$1,120	$1,212	$192	$207

6.  Earnings per Share

The following table presents the calculations of earnings per share:

Three Months Ended September 30,	2006	2005
(In thousands except per share data)
Net earnings	$30,496	$26,437
Basic average shares outstanding	47,996	49,318
Dilutive effect of stock options and equivalents	858	1,407
Diluted average shares outstanding	48,854	50,725
Basic earnings per share	$0.64	$0.54
Diluted earnings per share	0.62	0.52

For the three months ended September 30, antidilutive options excluded from the above calculations totaled 1,685,000 options in 2006 (with a weighted average exercise price of $49.25) and 1,188,000 options in 2005 (with a weighted average exercise price of $49.82).

In the three months ended September 30, 2006 and 2005, options were exercised to purchase 112,000 shares and 198,000 shares, respectively.

7.  Segment Information

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments:  publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The broadcasting segment consists primarily of the operations of network-affiliated television stations. There are no material intersegment transactions. There have been no changes in the basis of segmentation since June 30, 2006.

There are two principal financial measures reported to the chief executive officer for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings before interest, taxes, depreciation, and amortization (EBITDA). Operating profit for segment reporting, disclosed below, is revenues less operating costs excluding unallocated corporate expenses. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on number of employees, actual usage, or other appropriate methods. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, EBITDA is not presented below.

The following table presents financial information by segment:

Three Months Ended September 30,	2006	2005
(In thousands)
Revenues
Publishing	$313,674	$318,474
Broadcasting	82,068	71,791
Total revenues	$395,742	$390,265

Operating profit
Publishing	$48,488	$47,745
Broadcasting	17,842	12,751
Unallocated corporate	(9,003)	(9,313)
Income from operations	$57,327	$51,183

Depreciation and amortization
Publishing	$4,588	$4,708
Broadcasting	6,127	6,047
Unallocated corporate	511	624
Total depreciation and amortization	$11,226	$11,379

8.  Subsequent Event

Meredith has reached an agreement to purchase ReadyMade, a multimedia brand targeting adults in their 20s and 30s. The ReadyMade brand includes a successful do-it-yourself lifestyle magazine, a web site, a branded book, branded products such as project plans and kits, and custom marketing operations. The acquisition is expected to close in the second quarter of fiscal 2007. This acquisition is not material to the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation (Meredith or the Company) is one of the nation's leading media and marketing companies, one of the leading magazine publishers serving women, and a broadcaster with television stations in top markets such as Atlanta, Phoenix, and Portland. Each month we reach more than 85 million American consumers through our magazines, books, custom publications, web sites, and television stations.

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 14 network-affiliated television stations and one radio station. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 79 percent of the Company's $395.7 million in revenues in the first three months of fiscal 2007 while broadcasting revenues totaled 21 percent.

PUBLISHING

Advertising revenues made up 53 percent of publishing's first quarter revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on web sites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 27 percent of publishing's fiscal 2007 first three months revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 20 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING

Broadcasting derives almost all of its revenues--98 percent in the first three months of fiscal 2007--from the sale of advertising. The remainder comes from television retransmission fees, television production services, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST QUARTER FISCAL 2007 HIGHLIGHTS

  Both segments increased operating profits and improved their operating profit margins in the quarter.

  Revenues increased 1 percent from the prior-year first quarter. Strong political advertising revenues at our television stations countered a decline in circulation revenues.

  Broadcasting revenues and operating profit increased 14 percent and 40 percent, respectively, as compared with the same three-month period in the prior year. Publishing revenues declined 2 percent as compared to the first three months of the prior year while operating profits increased 2 percent for this same period.

  Diluted earnings per share increased 19 percent to $0.62 from prior-year first quarter earnings of $0.52.

  We spent $27.5 million to repurchase shares of our common stock in the quarter.

USE OF NON-GAAP FINANCIAL MEASURES

Our analysis of broadcasting segment results includes references to earnings before interest, taxes, depreciation, and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our broadcasting segment. EBITDA is a common measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Broadcasting segment EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

We believe the non-GAAP measures used in Management's Discussion and Analysis of Financial Condition and Results of Operations contribute to an understanding of our financial performance and provide an additional analytic tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

RESULTS OF OPERATIONS

Three Months Ended September 30,	2006	2005	Change
(In thousands)
Total revenues	$395,742	$390,265	1%
Operating expenses	338,415	339,082	--
Income from operations	$57,327	$51,183	12%
Net earnings	$30,496	$26,437	15%
Diluted earnings per share	$0.62	$0.52	19%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments and an analysis of the consolidated results of operations for the three months ended September 30, 2006, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

On July 1, 2005, Meredith completed its acquisition of Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child, and Ser Padres from Gruner + Jahr Printing and Publishing Co. These titles are collectively referred to as the G+J Consumer Titles.

PUBLISHING
Publishing operating results were as follows:

Three Months Ended September 30,	2006	2005	Change
(In thousands)
Advertising revenues	$165,072	$162,992	1%
Circulation revenues	86,157	94,883	(9)%
Other revenues	62,445	60,599	3%
Total revenues	313,674	318,474	(2)%
Operating expenses	265,186	270,729	(2)%
Operating profit	$48,488	$47,745	2%
Operating profit margin	15.5%	15.0%

Revenues
Increases in advertising and other publishing revenues of 1 and 3 percent, respectively, were more than offset by a 9 percent decline in circulation revenue as compared to the first quarter of fiscal 2006.

Magazine advertising revenues were flat in the quarter. Total ad pages were up in the low single digits. There was considerable variability in advertising performance among the titles. Combined advertising pages for our women's service titles (Better Homes and Gardens, Ladies' Home Journal, and Family Circle) were up in the mid single digits on a percentage basis while combined advertising revenues were flat. Advertising pages for our parenthood titles (Parents, American Baby, and Child,) decreased in the mid-teens on a percentage basis and advertising revenues were down in the low-teens. Advertising pages and revenues for our home decorating titles (Country Home and Traditional Home) increased in the mid to high single digits on a percentage basis. Our special interest publications reported strong growth with both ad pages and revenues up more than 30 percent. Ad pages for More were up in the low single digits while ad revenues were up in the mid teens. Our Hispanic titles (Siempre Mujer and Ser Padres) significantly increased advertising pages and revenues as compared to the prior year primarily due to there being two issues of Siempre Mujer in the first quarter of fiscal 2007 as compared with only the launch issue in the first quarter of fiscal 2006. Similarly, Fitness ad pages and revenues decreased just less than one-third due to there being one less issue in the current quarter as compared to the prior year. Combined advertising pages and revenues at the remaining three titles (Midwest Living, Successful Farming, and Wood) were down in the low to mid single digits. Among our core advertising categories, pharmaceutical, household supplies, and direct response showed strength while demand was weaker for the cosmetics and retail categories. While a small percentage of total publishing advertising revenues, online advertising revenues in our interactive media operations increased over 65 percent due to continued increased market demand.

Magazine circulation revenues decreased 9 percent reflecting declines in both subscription and newsstand revenues. A decrease in subscription revenues was anticipated due to a series of previously announced strategic initiatives taken to improve long-term subscription contribution including the Company selling fewer subscriptions to Family Circle and Child due to the reductions in their rate bases and the Company's ongoing initiative to move the G+J Consumer Titles to our direct-to-publisher circulation model. The decrease in newsstand revenues is primarily due to one less issue of Fitness as compared to the prior year quarter, the lowering of the newsstand price of Family Circle, and continued industry-wide weakness in newsstand sales.

Other publishing revenues increased 3 percent in the quarter ended September 30, 2006. Growth in magazine other revenues (magazine custom projects, list rentals, licensing, etc.) was partially offset by lower revenues from integrated marketing operations and from the sale of books. Decreases in integrated marketing revenues from several custom publishing clients due to the timing of delivery of their programs more than offset increases in integrated marketing revenues from expanding relationships with Nestlé and new programs for Charming Shoppes and The Scotts Company LLC. The decline in book revenue was due mainly to the timing of the book release schedule compared with the prior year.

Operating Expenses
Publishing operating costs decreased 2 percent. Declines in production, distribution, and editorial expense and advertising and promotional costs more than offset higher employee compensation costs and investments in direct mail. While postage costs, a component of production, distribution, and editorial expense, increased primarily due to increased postage rates effective January 2006, production, distribution, and editorial expense decreased due to the lowering of the rate bases and the production of one less issue of Fitness as discussed above. Paper costs, also a component of production, distribution, and editorial expense, were flat as compared to the first quarter of fiscal 2006. Employee compensation costs were up due to higher staff levels primarily due to open positions in the prior-year first quarter and higher salary levels due to annual merit adjustments partially offset by a decrease in share-based compensation expense.

Operating Profit
Publishing operating profit increased 2 percent as compared to the same quarter in the prior year. Operating profit in our interactive media operations more than doubled and it increased slightly in our magazine operations. Declines in operating profit in our book and integrated marketing operations caused by timing shifts in revenues partially offset these increases.

BROADCASTING
Broadcasting operating results were as follows:

Three Months Ended September 30,	2006	2005	Change
(In thousands)
Non-political advertising revenues	$71,876	$70,158	2%
Political advertising revenues	8,581	80	NM
Other revenues	1,611	1,553	4%
Total revenues	82,068	71,791	14%
Operating expenses	64,226	59,040	9%
Operating profit	$17,842	$12,751	40%
Operating profit margin	21.7%	17.8%
NM = Not Meaningful

Revenues
Broadcasting revenues increased 14 percent in the first quarter of fiscal 2007 compared with the prior-year first quarter primarily reflecting higher political advertising related to the November 2006 elections. Non-political advertising revenues increased 2 percent in the quarter despite political advertising displacing some core advertising. Local non-political advertising grew 7 percent while national non-political advertising decreased 5 percent as compared to the same quarter in the prior year. While a small percentage of total broadcasting advertising revenues, online advertising more than doubled as compared to the prior-year first quarter due primarily to redesigned station web sites and additional dedicated online advertising sales personnel.

Operating Expenses
Broadcasting costs increased 9 percent in the first quarter of fiscal 2007, primarily due to higher employee compensation costs, radio advertising expense, legal expenses, and news production costs. The increase in employee compensation costs was due mainly to increases in incentive based pay accruals. Lower broadcasting program rights amortization partially offset the cost increases.

Operating Profit
Broadcasting operating profit increased 40 percent as compared to the same quarter in fiscal 2006 primarily due to the strength of political revenue.

Supplemental Disclosure of Broadcasting EBITDA
Meredith's broadcasting EBITDA is defined as broadcasting segment operating profit plus depreciation and amortization expense. EBITDA is not a GAAP financial measure and should not be considered in isolation or as a substitute for GAAP financial measures. See the discussion of management's rationale for the use of EBITDA in the preceding Executive Overview section. The following table provides reconciliations between broadcasting segment operating profit and broadcasting EBITDA. The EBITDA margin is defined as segment EBITDA divided by segment revenues.

Three Months Ended September 30,	2006	2005
(In thousands)
Revenues	$82,068	$71,791
Operating profit	$17,842	$12,751
Depreciation and amortization	6,127	6,047
EBITDA	$23,969	$18,798
EBITDA margin	29.2%	26.2%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Three Months Ended September 30,	2006	2005	Change
(In thousands)
Unallocated corporate expenses	$9,003	$9,313	(3)%

Unallocated corporate expenses decreased 3 percent in the first quarter of fiscal 2007. A decrease in share-based compensation immediately expensed for retirement eligible employees as compared to prior-year first quarter expense more than offset higher consulting fees from our ongoing strategic sourcing initiative.

CONSOLIDATED
Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended September 30,	2006	2005	Change
(In thousands)
Production, distribution, and editorial	$171,336	$176,761	(3)%
Selling, general, and administrative	155,853	150,942	3%
Depreciation and amortization	11,226	11,379	(1)%
Total operating expenses	$338,415	$339,082	--

First quarter fiscal 2007 production, distribution, and editorial costs decreased 3 percent from the prior-year first quarter. The largest factor contributing to the decrease was the decrease in publishing production, distribution, and editorial costs as discussed previously under Publishing operating expenses. Also contributing to the decrease was a decrease in broadcasting program rights amortization expense.

First quarter selling, general, and administrative expenses increased 3 percent from the prior-year first quarter. Increased broadcasting selling, general, and administrative expenses due to radio advertising and legal expenses more than offset a slight decrease in publishing selling, general and administrative expenses and decreases in share-based compensation expense discussed above.

Depreciation and amortization expenses declined 1 percent in the quarter.

Income from Operations
Income from operations increased 12 percent in the first quarter of fiscal 2007 reflecting primarily revenue growth and higher operating profits in our broadcasting segment.

Net Interest Expense
Net interest expense was $7.1 million in the fiscal 2007 first quarter compared with $7.8 million in the comparable prior-year quarter. Average long-term debt outstanding decreased to approximately $560 million in the current quarter from approximately $600 million in the first quarter of fiscal 2006.

Income Taxes
Our effective tax rate was 39.3 percent in the first quarter of fiscal 2007 as compared to 39.0 percent in the prior-year first quarter. The Company's effective tax rate was higher in the first quarter of fiscal 2007 primarily due to an increase in state income taxes as a result of an expanding tax base.

Earnings and Earnings per Share
Earnings were $30.5 million ($0.62 per diluted share) in the quarter ended September 30, 2006, up 15 percent from $26.4 million ($0.52 per diluted share) in the comparable prior-year quarter. The improvement in the quarter reflected primarily the revenue growth and higher operating profits in our broadcasting segment. Both average basic and diluted shares outstanding decreased in the current quarter due to the Company's ongoing share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended September 30,	2006	2005	Change
(In thousands)
Net earnings	$30,496	$26,437	15%
Cash flows from operations	$31,337	$7,089	342%
Cash flows used in investing	(5,685)	(369,807)	(98)%
Cash flows provided by (used in) financing	(33,894)	344,266	NM
Net decrease in cash and cash equivalents	$(8,242)	$(18,452)	(55)%
NM = Not Meaningful

OVERVIEW
Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for acquisitions. We expect cash on hand, internally generated cash flow and available credit from third-party financing agreements will provide funds for reasonably foreseeable operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments and cash dividends). We have up to $90 million remaining available under our revolving credit facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH
Cash and cash equivalents decreased $8.2 million in the first three months of fiscal 2007; they decreased $18.5 million in the comparable period of fiscal 2006. In both periods, net cash provided by operating activities was used for purchases of common stock, capital investments, and dividends. In the prior-year three-month period, cash, which was provided by borrowings, was also used to acquire the G+J Consumer Titles and the license assets of KSMO-TV.

Operating activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as book, integrated marketing and brand licensing. Operating cash outflows include payments to vendors and employees and interest, pension, and income tax payments. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, and employee benefits.

Cash provided by operating activities totaled $31.3 million in the first three months of fiscal 2007 compared with $7.1 million in the first three months of fiscal 2006. The increase in cash provided by operating activities was due primarily to lower income tax and pension payments and increased net earnings in the current quarter. These increases in cash from operating activities were partially offset by increased cash spending for employee compensation costs.

Investing activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses, investments and additions to property, plant and equipment.

Net cash used by investing activities decreased to $5.7 million in the first three months of fiscal 2007 from $369.8 million in the prior-year period. The decrease primarily reflected the use of approximately $360 million of cash for the acquisition of the G+J Consumer Titles and the license assets of KSMO-TV in the prior year period.

Financing activities
Financing cash inflows generally include borrowings and proceeds from common stock issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of common stock, and the payment of dividends.

Net cash used by financing activities totaled $33.9 million in the three months ended September 30, 2006, compared with net cash provided by financing activities of $344.3 million for the three months ended September 30, 2005. In the first quarter of fiscal 2007, $27.5 million was used to purchase common stock whereas in the first quarter of fiscal 2006, the financing of the G+J Consumer Titles more than offset repayments of long-term debt and purchases of Company stock.

Long-term debt
At September 30, 2006, long-term debt outstanding totaled $560 million. The debt consisted of $400 million in fixed-rate unsecured senior notes, $100 million under an asset-backed commercial paper facility, and $60 million outstanding under a revolving credit facility. Of this debt, $100 million is due in the next 12 months. We expect to repay this debt with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 5.05 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender and Meredith's debt to trailing 12 month EBITDA ratio. The interest rate was 5.59 percent in September 2006. The asset-backed commercial paper facility has a capacity of up to $100 million and renews annually until April 2, 2011, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 5.79 percent at September 30, 2006. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at September 30, 2006, and expects to remain so in the future.

Contractual obligations
As of September 30, 2006, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.

Share repurchase program
As part of our ongoing share repurchase program, we spent $27.5 million in the first quarter of fiscal 2007 to repurchase an aggregate of 571,000 shares of Meredith Corporation common stock at then current market prices. We spent $10.0 million to repurchase 202,000 shares in the first quarter of fiscal 2006. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. As of September 30, 2006, approximately 4.1 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2006.

Dividends
Dividends paid in the first quarter of fiscal 2007 totaled $7.7 million, or 16 cents per share, compared with dividend payments of $6.9 million, or 14 cents per share, in the first quarter of fiscal 2006.

Capital expenditures
Spending for property, plant and equipment totaled $5.7 million in the first three months of fiscal 2007 compared with prior-year first quarter spending of $10.6 million. Prior year spending primarily related to furniture and fixtures additions and leasehold improvements related to the acquisition of the G+J Consumer Titles and to purchases of broadcast equipment. Current year spending primarily relates to the construction of a new facility for our television station in Hartford, CT. We expect to spend an additional $16 million in fiscal 2007 for the new Hartford facility. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES
 Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2006. As of September 30, 2006, the Company's critical accounting policies had not changed from June 30, 2006.

ACCOUNTING AND REPORTING DEVELOPMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 will become effective for the Company at the beginning of fiscal 2009. Meredith is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires employers that sponsor a defined benefit postretirement plan to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. This requirement of SFAS No. 158 is effective for Meredith's current fiscal year ending June 30, 2007. SFAS No. 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements. This requirement is effective for Meredith's fiscal year ending June 30, 2009. Meredith is currently evaluating the impact that SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for Meredith's current fiscal year ending June 30, 2007. Management does not believe adoption of SAB 108 will have a material impact on the Company's consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's fiscal 2006 Annual Report on Form 10-K for a more complete discussion of these risks.

Long-term debt
At September 30, 2006, Meredith had outstanding $400 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair market value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair market value of the fixed-rate debt to $399.3 million from $394.9 million at September 30, 2006.

Meredith also had $160 million in variable-rate long-term debt outstanding at September 30, 2006. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense approximately $0.9 million.

Broadcast rights payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2006.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended September 30, 2006.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
July 1 to July 31, 2006	202,940	$ 49.66	202,940	1,515,720
August 1 to August 31, 2006	170,629	$ 45.61	170,629	4,345,091
September 1 to September 30, 2006[2]	197,463	$ 48.77	197,463	4,147,628
Total	571,032	$ 48.14	571,032	4,147,628
[1]

Column (a), Total number of shares purchased includes purchases of 7 shares of Class B stock in September 2006; and the following shares withheld upon the exercise of stock options: 46,884 in July 2006, 155 in August 2006 and 3,418 in September 2006.

[2]

Excludes 10,000 shares at an average price of $49.40 for which purchase orders were entered prior to September 30, 2006, as part of our ongoing share repurchase program, but as to which settlement occurred subsequent to quarter end.

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

MEREDITH CORPORATION Registrant

/s/ Suku V. Radia

Suku V. Radia Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	October 25, 2006

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1