Form 10-Q
period 2006-12-31
MEREDITH CORP
filed 2007-01-23
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at December 31, 2006
Common shares	38,685,931
Class B shares	9,371,556
Total common and Class B shares	48,057,487

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) December 31, 2006	June 30, 2006
(In thousands)
Current assets
Cash and cash equivalents	$18,568	$30,713
Accounts receivable, net	268,791	239,368
Inventories	54,900	52,032
Current portion of subscription acquisition costs	79,491	79,565
Current portion of broadcast rights	20,727	12,498
Other current assets	20,425	17,344
Total current assets	462,902	431,520
Property, plant, and equipment	432,609	417,831
Less accumulated depreciation	(234,359)	(223,033)
Net property, plant, and equipment	198,250	194,798
Subscription acquisition costs	75,484	74,538
Broadcast rights	14,276	13,412
Other assets	83,232	81,218
Intangible assets, net	799,492	806,264
Goodwill	446,426	438,925
Total assets	$2,080,062	$2,040,675

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$100,000	$50,000
Current portion of long-term broadcast rights payable	21,865	14,744
Accounts payable	71,950	79,892
Accrued expenses and other liabilities	148,668	118,972
Current portion of unearned subscription revenues	202,382	200,338
Total current liabilities	544,865	463,946
Long-term debt	410,000	515,000
Long-term broadcast rights payable	23,650	21,755
Unearned subscription revenues	175,832	169,494
Deferred income taxes	139,843	125,049
Other noncurrent liabilities	45,005	47,327
Total liabilities	1,339,195	1,342,571
Shareholders' equity
Series preferred stock	--	--
Common stock	38,686	38,774
Class B stock	9,372	9,417
Additional paid-in capital	58,585	56,012
Retained earnings	641,244	599,413
Accumulated other comprehensive loss	(1,557)	(2,077)
Unearned compensation	(5,463)	(3,435)
Total shareholders' equity	740,867	698,104
Total liabilities and shareholders' equity	$2,080,062	$2,040,675

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months		Six Months
Period Ended December 31,	2006	2005	2006	2005
(In thousands except per share data)
Revenues
Advertising	$250,532	$232,141	$496,061	$465,371
Circulation	80,436	87,697	166,593	182,580
All other	75,108	66,145	139,164	128,297
Total revenues	406,076	385,983	801,818	776,248
Operating expenses
Production, distribution, and editorial	164,513	164,393	335,849	341,154
Selling, general, and administrative	165,612	154,548	321,465	305,490
Depreciation and amortization	11,232	11,533	22,458	22,912
Total operating expenses	341,357	330,474	679,772	669,556
Income from operations	64,719	55,509	122,046	106,692
Interest income	437	190	670	367
Interest expense	(7,452)	(7,904)	(14,772)	(15,924)
Earnings before income taxes	57,704	47,795	107,944	91,135
Income taxes	22,677	18,642	42,421	35,545
Net earnings	$35,027	$29,153	$65,523	$55,590

Basic earnings per share	$0.73	$0.59	$1.37	$1.13
Basic average shares outstanding	47,905	49,243	47,951	49,280

Diluted earnings per share	$0.72	$0.58	$1.34	$1.10
Diluted average shares outstanding	48,961	50,663	48,929	50,694

Dividends paid per share	$0.16	$0.14	$0.32	$0.28

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In thousands except per share data)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensa- tion	Total
Balance at June 30, 2006	$ 38,774	$ 9,417	$ 56,012	$ 599,413	$ (2,077)	$ (3,435)	$ 698,104
Net earnings Net earnings	--	--	--	65,523	--	--	65,523
Other comprehensive income, net of tax	--	--	--	--	520	--	520
Total comprehensive income							66,043

Stock issued under various incentive
plans, net of forfeitures	525	--	17,004	--	--	(252)	17,277
Issuance of restricted stock units	--	--	3,174	--	--	(3,174)	--
Purchases of Company stock	(658)	--	(23,173)	(8,325)	--	--	(32,156)
Share-based compensation	--	--	4,351	--	--	1,398	5,749
Conversion of Class B to common stock	45	(45)	--	--	--	--	--

Dividends paid, 32 cents per share
Common stock	--	--	--	(12,363)	--	--	(12,363)
Class B stock	--	--	--	(3,004)	--	--	(3,004)

Tax benefit from incentive plans	--	--	1,217	--	--	--	1,217
Balance at December 31, 2006	$ 38,686	$ 9,372	$ 58,585	$ 641,244	$ (1,557)	$ (5,463)	$ 740,867

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended December 31,	2006	2005
(In thousands)
Cash flows from operating activities
Net earnings	$65,523	$55,590
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation	15,643	15,944
Amortization	6,815	6,968
Share-based compensation	5,749	8,540
Deferred income taxes	14,301	17,555
Amortization of broadcast rights	14,531	15,222
Payments for broadcast rights	(14,607)	(17,614)
Excess tax benefits from share-based payments	(1,217)	(6,269)
Changes in assets and liabilities, net of acquisitions	(13,439)	(55,893)
Net cash provided by operating activities	93,299	40,043
Cash flows from investing activities
Acquisitions of businesses	(2,146)	(359,459)
Additions to property, plant, and equipment	(19,269)	(15,005)
Net cash used in investing activities	(21,415)	(374,464)
Cash flows from financing activities
Proceeds from issuance of long-term debt	95,000	455,000
Repayments of long-term debt	(150,000)	(110,000)
Purchases of Company stock	(32,156)	(26,467)
Proceeds from common stock issued	17,277	9,438
Dividends paid	(15,367)	(13,811)
Excess tax benefits from share-based payments	1,217	6,269
Other	--	(703)
Net cash provided by (used in) financing activities	(84,029)	319,726

Net decrease in cash and cash equivalents	(12,145)	(14,695)
Cash and cash equivalents at beginning of period	30,713	29,788
Cash and cash equivalents at end of period	$18,568	$15,093

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

The condensed consolidated financial statements as of December 31, 2006, and for the three and six months ended December 31, 2006 and 2005, are unaudited but, in management's opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2.  Inventories

Major components of inventories are summarized below. Of net inventory values shown, approximately 36 percent are under the LIFO method at December 31, 2006, and 38 percent at June 30, 2006.

	December 31, 2006	June 30, 2006
(In thousands)
Raw materials	$27,234	$24,350
Work in process	21,730	23,707
Finished goods	14,616	12,636
	63,580	60,693
Reserve for LIFO cost valuation	(8,680)	(8,661)
Inventories	$54,900	$52,032

3.  Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2006			June 30, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
(In thousands)
Intangible assets
subject to amortization
Publishing
Noncompete agreements	$2,534	$(2,252)	$282	$2,534	$(2,098)	$436
Advertiser relationships	18,400	(3,943)	14,457	18,400	(2,628)	15,772
Customer lists	15,900	(7,950)	7,950	15,900	(5,300)	10,600
Other	2,433	(722)	1,711	2,390	(481)	1,909
Broadcasting
Network affiliation
agreements	218,651	(85,798)	132,853	218,651	(83,349)	135,302
Customer lists	91	(82)	9	91	(76)	15
Total	$258,009	$(100,747)	157,262	$257,966	$(93,932)	164,034
Intangible assets not
subject to amortization
Publishing
Trademarks			124,431			124,431
Broadcasting
FCC licenses			517,799			517,799
Total			642,230			642,230
Intangible assets, net			$799,492			$806,264

Amortization expense was $6.8 million for the six months ended December 31, 2006. Annual amortization expense for intangible assets is expected to be as follows:  $13.6 million in fiscal 2007, $13.5 million in fiscal 2008, $8.0 million in fiscal 2009, $7.8 million in fiscal 2010, and $7.7 million in fiscal 2011.

Changes in the carrying amounts of goodwill during the first six months of fiscal 2007 and 2006 are as follows:

Six Months Ended December 31,	2006			2005
	Publishing	Broadcasting	Total	Publishing	Broadcasting	Total
(In thousands)
Balance at beginning of period	$ 353,848	$ 85,077	$ 438,925	$ 110,325	$ 86,057	$ 196,382
Acquisitions	7,505	--	7,505	234,094	--	234,094
Adjustments/Other	(4)	--	(4)	--	--	--
Balance at end of period	$ 361,349	$ 85,077	$ 446,426	$ 344,419	$ 86,057	$ 430,476

In August 2006, Meredith entered into an asset purchase agreement for the sale of KFXO, our low-power FOX affiliate serving the Bend, OR market. The sale of this station is not expected to have a material effect on the Company's financial condition or results of operations. In addition, the resulting gain is not expected to be material. Management expects this sale to close in calendar year 2007 once the Company obtains regulatory approval.

In November 2006, the Company acquired ReadyMade, a multimedia brand targeting adults in their 20s and 30s. The ReadyMade brand includes a do-it-yourself lifestyle magazine, a web site, a branded book, branded products such as project plans and kits, and custom marketing operations. This acquisition was not material to the Company. The purchase price allocation is preliminary.

Included in additions to goodwill is $5.1 million of contingent consideration accrued in connection with the April 2006 acquisition of O'Grady Meyers, Inc. (OGM). The contingent consideration is calculated annually through calendar 2009 based on a multiple of OGM's adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) minus prior purchase price payments, subject to a cap. Any such contingent consideration will be recorded as additional goodwill.

4.  Long--term Debt

Long--term debt consists of the following:

	December 31, 2006	June 30, 2006
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million, due 4/2/2011	$--	$100,000
Revolving credit facility of $150 million, due 10/7/2010	110,000	65,000

Private placement notes
6.39% senior notes, due 4/1/2007	50,000	50,000
4.42% senior notes, due 7/1/2007	50,000	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
4.50% senior notes, due 7/1/2008	75,000	75,000
4.57% senior notes, due 7/1/2009	100,000	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
Total long-term debt	510,000	565,000
Current portion of long-term debt	(100,000)	(50,000)
Long-term debt	$410,000	$515,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At December 31, 2006, $235.1 million of outstanding accounts receivable net of reserves was subject to the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 8.25 percent at December 31, 2006, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date.

On December 4, 2006, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. The swaps became effective as of December 29, 2006, and expire December 31, 2009. Under the swaps the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 5.36 percent at December 31, 2006) on $100 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). Unrealized gains or losses on cash flow hedges are recorded in comprehensive income to the extent the cash flow hedges are effective. No material ineffectiveness existed at December 31, 2006. The fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreements. At December 31, 2006, the swaps had a fair value to the Company of $0.9 million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

5.  Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost:
	Three Months		Six Months
Period Ended December 31,	2006	2005	2006	2005
(In thousands)
Pension benefits
Service cost	$1,540	$1,364	$3,080	$2,728
Interest cost	1,238	1,209	2,477	2,418
Expected return on plan assets	(1,971)	(1,648)	(3,942)	(3,297)
Prior service cost amortization	162	171	323	341
Actuarial loss amortization	150	118	301	236
Net periodic pension expense	$1,119	$1,214	$2,239	$2,426

Postretirement benefits
Service cost	$110	$109	$220	$218
Interest cost	247	246	494	492
Prior service cost amortization	(182)	(174)	(364)	(349)
Actuarial loss amortization	17	27	34	54
Net periodic postretirement expense	$192	$208	$384	$415

6.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income includes changes in the fair value of interest rate swap agreements in addition to net earnings. Total comprehensive income for the three months ended December 31, 2006 and 2005, was $35.5 million and $29.2 million, respectively. Total comprehensive income for the six months ended December 31, 2006 and 2005, was $66.0 million and $55.6 million, respectively.

7.  Earnings per Share

The following table presents the calculations of earnings per share:
	Three Months		Six Months
Period Ended December 31,	2006	2005	2006	2005
(In thousands except per share data)
Net earnings	$35,027	$29,153	$65,523	$55,590
Basic average shares outstanding	47,905	49,243	47,951	49,280
Dilutive effect of stock options and equivalents	1,056	1,420	978	1,414
Diluted average shares outstanding	48,961	50,663	48,929	50,694
Basic earnings per share	$0.73	$0.59	$1.37	$1.13
Diluted earnings per share	0.72	0.58	1.34	1.10

For the three months ended December 31, antidilutive options excluded from the above calculations totaled 578,000 in 2006 (with a weighted average exercise price of $47.47) and 1,381,000 in 2005 (with a weighted average exercise price of $49.72). For the six months ended December 31, antidilutive options excluded from the above calculations totaled 784,000 in 2006 (with a weighted average exercise price of $48.50) and 1,254,000 in 2005 (with a weighted average exercise price of $49.76).

In the six months ended December 31, 2006 and 2005, options were exercised to purchase 407,000 shares and 442,000 shares, respectively.

8.  Segment Information

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

There are two principal financial measures reported to the chief executive officer for use in assessing segment performance and allocating resources. Those measures are operating profit and EBITDA. Operating profit for segment reporting (disclosed below) is revenues less operating costs excluding unallocated corporate expenses. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on number of employees, actual usage, or other appropriate methods. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, EBITDA is not presented below.

The following table presents financial information by segment:

	Three Months		Six Months
Period Ended December 31,	2006	2005	2006	2005
(In thousands)
Revenues
Publishing	$300,143	$301,469	$613,817	$619,943
Broadcasting	105,933	84,514	188,001	156,305
Total revenues	$406,076	$385,983	$801,818	$776,248

Operating profit
Publishing	$33,206	$37,178	$81,694	$84,923
Broadcasting	40,382	26,317	58,224	39,068
Unallocated corporate	(8,869)	(7,986)	(17,872)	(17,299)
Income from operations	$64,719	$55,509	$122,046	$106,692

Depreciation and amortization
Publishing	$4,580	$4,775	$9,168	$9,483
Broadcasting	6,157	6,114	12,284	12,161
Unallocated corporate	495	644	1,006	1,268
Total depreciation and amortization	$11,232	$11,533	$22,458	$22,912

9.  Subsequent Events

In December 2006, Meredith agreed to acquire Genex, an interactive marketing services firm that specializes in online customer relationship marketing, and New Media Strategies, an interactive word-of-mouth and viral marketing company. The New Media Strategies acquisition closed in mid-January and the Genex acquisition is expected to close by the end of January 2007.  These acquisitions are not expected to be material to the Company.

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

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 14 network-affiliated television stations and one radio station. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 77 percent of the Company's $801.8 million in revenues in the first six months of fiscal 2007 while broadcasting revenues accounted for 23 percent.

PUBLISHING

Advertising revenues made up 51 percent of publishing's fiscal 2007 first six months revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on its web sites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 27 percent of publishing's fiscal 2007 first six months revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 22 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING

Broadcasting derives almost all of its revenues--99 percent in the first six months of fiscal 2007--from the sale of advertising. The remainder comes from television retransmission fees, television production services, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST SIX MONTHS FISCAL 2007 HIGHLIGHTS

  Revenues increased 3 percent from the prior-year first six months. Record political advertising revenues at our television stations countered declines in publishing's magazine advertising and circulation revenues.

  Broadcasting revenues and operating profit increased 20 percent and 49 percent, respectively, as compared with the same six-month period in the prior year.

  Publishing revenues declined 1 percent as compared to the first six months of the prior year while operating profits decreased 4 percent for this same period. In the second quarter of fiscal 2007, the publishing segment recorded pre-tax bad debt expense of $3.0 million, or $0.04 per diluted share, associated with the December 29, 2006, bankruptcy filing by book distributor Advanced Marketing Services (AMS).

  In November 2006, Meredith acquired ReadyMade, a multimedia brand targeting adults in their 20s and 30s. The ReadyMade brand includes a do-it-yourself lifestyle magazine, a web site, a branded book, branded products such as project plans and kits, and custom marketing operations.

  Diluted earnings per share for the second quarter increased 24 percent to $0.72 from prior-year second quarter earnings of $0.58.

  We spent $32.2 million to repurchase approximately 650,000 shares of our common stock in the six-month period.

USE OF NON-GAAP FINANCIAL MEASURES

Our analysis of broadcasting segment results includes references to earnings before interest, taxes, depreciation, and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our broadcasting segment. EBITDA is a common measure of performance in the broadcasting industry and is used by investors and financial analysts; however, its calculation may vary among companies. Broadcasting segment EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

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

RESULTS OF OPERATIONS

Three Months Ended December 31,	2006	2005	Change
(In thousands)
Total revenues	$406,076	$385,983	5%
Operating expenses	341,357	330,474	3%
Income from operations	$64,719	$55,509	17%
Net earnings	$35,027	$29,153	20%
Diluted earnings per share	$0.72	$0.58	24%

Six Months Ended December 31,	2006	2005	Change
(In thousands)
Total revenues	$801,818	$776,248	3%
Operating expenses	679,772	669,556	2%
Income from operations	$122,046	$106,692	14%
Net earnings	$65,523	$55,590	18%
Diluted earnings per share	$1.34	$1.10	22%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments and an analysis of the consolidated results of operations for the quarter and six months ended December 31, 2006, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

On July 1, 2005, Meredith completed its acquisition of Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child, and Ser Padres from Gruner + Jahr Printing and Publishing Co. These titles are collectively referred to as the G+J Consumer Titles.

PUBLISHING
Publishing operating results were as follows:

Three Months Ended December 31,	2006	2005		Change
(In thousands)
Advertising revenues	$145,059		$148,808	(3)%
Circulation revenues	80,436		87,697	(8)%
Other revenues	74,648		64,964	15%
Total revenues	300,143		301,469	--
Operating expenses	266,937	*	264,291	1%
Operating profit	$33,206	*	$37,178	(11)%
Operating profit margin	11.1%		12.3%

Six Months Ended December 31,	2006	2005		Change
(In thousands)
Advertising revenues	$310,131		$311,800	(1)%
Circulation revenues	166,593		182,580	(9)%
Other revenues	137,093		125,563	9%
Total revenues	613,817		619,943	(1)%
Operating expenses	532,123	*	535,020	(1)%
Operating profit	$81,694	*	$84,923	(4)%
Operating profit margin	13.3%		13.7%
* Includes a $3.0 million charge associated with the AMS bankruptcy filing.

Revenues
Increases in other publishing revenues of 15 and 9 percent for the second quarter and first six months of fiscal 2007, respectively, were more than offset by 3 percent and 1 percent declines in advertising revenues and 8 percent and 9 percent declines in circulation revenues for the second quarter and first six months of fiscal 2007, respectively.

Magazine advertising revenues decreased 4 percent in the second quarter and 2 percent in the first six months of fiscal 2007. Total advertising pages were down slightly for the second quarter and were up slightly for the first six months of fiscal 2007. Strong gains in special interest publications were more than offset by weakness in our parenthood titles (Parents, American Baby, and Child). In addition, combined ad pages for our women's service titles (Better Homes and Gardens, Ladies' Home Journal, and Family Circle) were flat to up in the low-single digits on a percentage basis for both the second quarter and the first six months of fiscal 2007 while combined advertising revenues were up in the low-single digits for both the second quarter and the six-month period. Although combined ad pages and combined ad revenues were down for our Hispanic titles (Siempre Mujer and Ser Padres) in the second quarter, both increased for the six-month period primarily due to there being three issues of Siempre Mujer in the first six months of fiscal 2007 as compared with two issues in the first six months of fiscal 2006. Similarly, Fitness ad pages and revenues decreased due to there being one less issue in each of the first and the second quarter of fiscal 2007 as compared to the prior-year periods due to changes in its publishing schedule. Among core advertising categories, pharmaceutical, direct response, and non direct-to-consumer showed strength while demand was weaker for the cosmetics, home, and media and entertainment categories. While a small percentage of total publishing advertising revenues, online advertising revenues in our interactive media operations increased over 30 percent in the second quarter and 40 percent in the first six months of fiscal 2007 due to continued increased market demand.

Magazine circulation revenues decreased 8 percent in the second quarter and 9 percent in the first six months of fiscal 2007, reflecting declines in both subscription and newsstand revenues. Similar to the first quarter, a decrease in subscription revenues was anticipated due to a series of previously announced strategic initiatives taken to improve long-term subscription contribution including the Company selling fewer subscriptions to Family Circle and Child due to the reductions in their rate bases and the Company's ongoing initiative to move the G+J Consumer Titles to our direct-to-publisher circulation model. The decrease in newsstand revenues is primarily due to the lowering of the newsstand price of Family Circle and to one less issue of Fitness in each of the first and the second quarter as compared to the prior year quarters due to the changing of Fitness's on-sale dates.

Other publishing revenues increased 15 percent from the prior-year second quarter and were up 9 percent in the six-month period primarily reflecting growth in our integrated marketing operations, and increased revenues from the sale of books and from other magazine revenue sources such as magazine custom projects and royalty revenues. For the three and six months ended December 31, 2006, integrated marketing revenues increased more than 40 percent and 15 percent, respectively. The timing of the delivery of custom publishing programs for several clients positively impacted integrated marketing revenues as did ongoing relationships with Nestlé and the Charming Shoppes. Book revenues grew in the low to mid-single digits on a percentage basis in both the second quarter and first half of fiscal 2007. The increase in book revenues was mainly due to the timing of the book release schedule compared with the prior year. Top selling books included Better Homes and Gardens New Cook Book and Denzel Washington's A Hand to Guide Me -- a book about the importance of everyday mentorship.

Operating Expenses
Second quarter publishing operating costs increased 1 percent from the fiscal 2006 quarter. In the six months ended December 31, 2006, publishing operating costs decreased 1 percent from the comparable prior-year period. In the second quarter of fiscal 2007, Publishing recorded pre-tax bad debt expense of $3.0 million associated with the AMS bankruptcy filing. For the second quarter and the first six months of fiscal 2007, declines in  production, distribution, and editorial expense, travel expenses, and research expenses more than offset higher employee compensation costs and increased bad debt, book royalty, and legal expenses. Also, advertising and promotional costs were lower for the first six months of fiscal 2007. Paper and postage costs are components of production, distribution, and editorial expense. While postage costs increased primarily due to increased postage rates effective January 2006 and paper prices were flat during the quarter and six-month period, production, distribution, and editorial expenses declined due to volume-related decreases. These decreases were primarily due to the lowering of the rate bases and the production of one less issue of Fitness in each quarter of fiscal 2007 as discussed above. Employee compensation costs were up due to higher staff levels primarily due to open positions in the prior-year first and second quarters, growth in sales and marketing personnel, and higher sales incentive accruals partially offset by a decrease in share-based compensation expense. The increase in book royalty expense was primarily due to higher royalty payments associated with a larger number of licensed books.

Operating Profit
Publishing operating profit declined 11 percent in the quarter and 4 percent in the six-month period compared with the respective prior year periods. Continued weakness in our parenthood titles, lower book operating profits, and the $3 million charge related to the AMS bankruptcy more than offset strong profit growth in our integrated marketing and interactive media operations.

BROADCASTING
 Broadcasting operating results were as follows:

Three Months Ended December 31,	2006	2005	Change
(In thousands)
Non-political advertising revenues	$81,449	$83,248	(2)%
Political advertising revenues	24,024	85	NM
Other revenues	460	1,181	(61)%
Total revenues	105,933	84,514	25%
Operating expenses	65,551	58,197	13%
Operating profit	$40,382	$26,317	53%

Six Months Ended December 31,	2006	2005	Change
(In thousands)
Non-political advertising revenues	$153,325	$153,407	--
Political advertising revenues	32,605	164	NM
Other revenues	2,071	2,734	(24)%
Total revenues	188,001	156,305	20%
Operating expenses	129,777	117,237	11%
Operating profit	$58,224	$39,068	49%
NM -- not meaningful

Revenues
Broadcasting revenues increased 25 percent in the second quarter and 20 percent in the first six months of fiscal 2007 compared with the respective prior-year periods. Net political advertising revenues related to the November 2006 elections totaled $24.0 million in the second quarter and $32.6 million in the six-month period compared with less than $0.2 million in net political advertising revenues in both the second quarter and first six months of the prior year. The fluctuations in political advertising revenues at our stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues decreased 2 percent in the second quarter and were flat for the six-month period. Second quarter local non-political advertising revenues declined in the low-single digits on a percentage basis while national non-political advertising revenues decreased in the mid-single digits as compared to the same quarter in the prior year. While a small percentage of total broadcasting advertising revenues, online advertising more than doubled as compared to both the prior-year second quarter and six-month period due primarily to redesigned station web sites and additional dedicated online advertising sales personnel.

Operating Expenses
Broadcasting operating expenses increased 13 percent in the quarter and 11 percent in the first half of fiscal 2007 compared with the respective prior-year periods. These increases primarily reflected higher bonus accruals and other employee compensation costs, radio advertising expenses, selling and marketing expenses, legal expenses, and news production costs. While broadcast program rights amortization was higher in the second quarter of fiscal 2007, it was lower for the first six months of 2007 as compared to the prior year.

Operating Profit
Broadcasting operating profit increased 53 percent in the second quarter and 49 percent in the first half of fiscal 2007 as compared to the same periods in fiscal 2006 primarily due to the strength of political advertising revenues.

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

Three Months Ended December 31,	2006	2005
(In thousands)
Revenues	$105,933	$84,514
Operating profit	$40,382	$26,317
Depreciation and amortization	6,157	6,114
EBITDA	$46,539	$32,431
EBITDA margin	43.9%	38.4%

Six Months Ended December 31,	2006	2005
(In thousands)
Revenues	$188,001	$156,305
Operating profit	$58,224	$39,068
Depreciation and amortization	12,284	12,161
EBITDA	$70,508	$51,229
EBITDA margin	37.5%	32.8%

UNALLOCATED CORPORATE EXPENSES
Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

	2006	2005	Change
(In thousands)
Three months ended December 31,	$8,869	$7,986	11%
Six months ended December 31,	$17,872	$17,299	3%

Unallocated corporate expenses increased 11 percent in the second quarter and were up 3 percent in the first six months of fiscal 2007 compared with the respective prior-year periods. Increased incentive based compensation, Meredith Foundation contributions, and consulting fees from our ongoing strategic sourcing initiative more than offset reductions in legal services, employee medical benefits, and share-based compensation expenses.

CONSOLIDATED
Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended December 31,	2006	2005	Change
(In thousands)
Production, distribution, and editorial	$164,513	$164,393	--
Selling, general, and administrative	165,612	154,548	7%
Depreciation and amortization	11,232	11,533	(3)%
Total operating expenses	$341,357	$330,474	3%

Six Months Ended December 31,	2006	2005	Change
(In thousands)
Production, distribution, and editorial	$335,849	$341,154	(2)%
Selling, general, and administrative	321,465	305,490	5%
Depreciation and amortization	22,458	22,912	(2)%
Total operating expenses	$679,772	$669,556	2%

Fiscal 2007 production, distribution, and editorial costs were flat as compared to the prior-year second quarter and decreased 2 percent as compared to the prior-year first six months. These costs decreased primarily for the reasons previously discussed in the Publishing segment. This decrease was partially offset by increased news production expenses in the broadcasting segment.

Selling, general, and administrative expenses increased 7 percent in the second quarter and 5 percent in the six--month period primarily due to higher bonus accruals and other employee compensation costs and higher consulting fees from our ongoing strategic sourcing initiative as well as increased contribution expenses and selling and marketing expenses. In addition, in the second quarter of fiscal 2007, the publishing group recorded pre-tax bad debt expense of $3.0 million associated with the AMS bankruptcy.

Depreciation and amortization expenses decreased 3 percent in the quarter and 2 percent in the six-month period.

Income from Operations
Income from operations increased 17 percent in the second quarter and 14 percent in the first six months of fiscal 2007 reflecting revenue growth and higher operating profits in our broadcasting segment partially offset by flat to slightly lower revenues and lower operating profits in our publishing segment.

Net Interest Expense
Net interest expense was $7.0 million in the fiscal 2007 second quarter compared with $7.7 million in the prior-year quarter. For the six months ended December 31, 2006, net interest expense was $14.1 million versus $15.6 million in the comparable prior-year period. Average long-term debt outstanding was approximately $560 million in the current-year periods compared with approximately $600 million in the prior-year periods.

Income Taxes
Our effective tax rate was 39.3 percent in the second quarter and first half of fiscal 2007 as compared to 39.0 percent in the prior-year periods. This higher effective tax rate was primarily due to an increase in state income taxes as a result of an expanding tax base.

Earnings and Earnings per Share
Earnings were $35.0 million ($0.72 per diluted share) in the quarter ended December 31, 2006, up 20 percent from $29.2 million ($0.58 per diluted share) in the comparable prior-year quarter. For the six months ended December 31, 2006, earnings were $65.5 million ($1.34 per diluted share), an increase of 18 percent from prior-year six month earnings of $55.6 million ($1.10 per diluted share). The improvements primarily reflected the revenue growth and higher operating profits in our broadcasting segment. Average basic and diluted shares outstanding decreased slightly in both the current quarter and six-month period due to the Company's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31,	2006	2005	Change
(In thousands)
Net earnings	$65,523	$55,590	18%
Cash flows from operations	$93,299	$40,043	133%
Cash flows used in investing	(21,415)	(374,464)	(94)%
Cash flows provided by (used in) financing	(84,029)	319,726	(126)%
Net decrease in cash and cash equivalents	$(12,145)	$(14,695)	(17)%

OVERVIEW
Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide funds for reasonably foreseeable operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends). We have up to $140 million remaining available under our revolving credit facility and asset-backed commercial paper facility. While there can be no assurance that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH
Cash and cash equivalents decreased $12.1 million in the first six months of fiscal 2007; they decreased $14.7 million in the comparable period of fiscal 2006. In both periods, net cash provided by operating activities was used for purchases of common stock, capital investments, and dividends. In the prior-year period, cash, which was provided by borrowings, was also used to acquire the G+J Consumer Titles and the license assets of KSMO-TV.

Operating activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as book, integrated marketing, and brand licensing. Operating cash outflows include payments to vendors and employees and interest, pension, and income tax payments. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, and employee benefits.

Cash provided by operating activities totaled $93.3 million in the first six months of fiscal 2007 compared with $40.0 million in the first six months of fiscal 2006. The increase in cash provided by operating activities was due primarily to lower pension payments and increased cash received from broadcasting political advertising sales in the current year. These increases in cash from operating activities were partially offset by increased cash spending for employee compensation costs.

Investing activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $21.4 million in the first six months of fiscal 2007 from $374.5 million in the prior-year period. The decrease primarily reflected the use of approximately $360 million of cash for the acquisition of the G+J Consumer Titles and the license assets of KSMO-TV in the prior-year period.

Financing activities
Financing cash inflows generally include borrowings and proceeds from common stock issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of common stock, and the payment of dividends.

Net cash used by financing activities totaled $84.0 million in the six months ended December 31, 2006, compared with net cash provided by financing activities of $319.7 million for the six months ended December 31, 2005. In the first six months of fiscal 2007, $150 million of long-term debt was repaid and $32.2 million was used to purchase common stock, whereas in the first six months of fiscal 2006 the financing of the G+J Consumer Titles more than offset repayments of long-term debt of $110 million and purchases of Company stock of $26.5 million.

Long-term debt
At December 31, 2006, long-term debt outstanding totaled $510 million. The debt consisted of $400 million in fixed-rate unsecured senior notes and $110 million outstanding under a revolving credit facility. Of these senior notes, $100 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 5.05 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender and Meredith's debt to trailing 12 month EBITDA ratio. The interest rate was 5.60 percent in December 2006. The asset-backed commercial paper facility has a capacity of up to $100 million and renews annually until April 2, 2011, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 5.15 percent at December 31, 2006, after taking into account the effect of outstanding interest rate swap agreements. On December 4, 2006, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. The swaps became effective as of December 29, 2006, and expire December 31, 2009. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 5.36 percent at December 31, 2006) on $100 million notional amount of indebtedness. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of the Company's debt agreements include financial covenants; failure to comply with any such covenant could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at December 31, 2006, and expects to remain so in the future.

Contractual obligations
As of December 31, 2006, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.

Share repurchase program
As part of our ongoing share repurchase program, we spent $32.2 million in the first six months of fiscal 2007 to repurchase an aggregate of approximately 650,000 shares of Meredith Corporation common stock at then current market prices. We spent $26.5 million to repurchase approximately 530,000 shares in the first six months of fiscal 2006. We expect to continue repurchasing shares from time to time, subject to market conditions. As of December 31, 2006, approximately 4.0 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2006.

Dividends
Dividends paid in the first six months of fiscal 2007 totaled $15.4 million, or 32 cents per share, compared with dividend payments of $13.8 million, or 28 cents per share, in the first six months of fiscal 2006.

Capital expenditures
Spending for property, plant, and equipment totaled $19.3 million in the first six months of fiscal 2007 compared with prior-year first half spending of $15.0 million. Prior-year spending primarily related to furniture and fixtures additions and leasehold improvements related to the acquisition of the G+J Consumer Titles and to purchases of broadcast equipment. Current year spending primarily relates to the construction of a new facility for our television station serving the Hartford, CT market. We expect to spend an additional $10 million in fiscal 2007 for the new Hartford facility. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES
Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2006. As of December 31, 2006, the Company's critical accounting policies had not changed from June 30, 2006.

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

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's fiscal 2006 Annual Report on Form 10-K for a more complete discussion of these risks.

Interest rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At December 31, 2006, Meredith had outstanding $400 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. In December 2006, the Company entered into two interest rate swap agreements with a total notional value of $100 million to hedge the variability of interest payments associated with our variable-rate revolving credit facility. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $398.4 million from $394.4 million at December 31, 2006.

At December 31, 2006, $110 million of our debt was variable-rate debt ($10 million after considering the impact of the swaps.) The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by less than $0.6 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a fair value of ($0.6) million compared to the current fair value of $0.9 million at December 31, 2006. We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings.

Broadcast rights payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2006.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluations as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended December 31, 2006.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
October 1 to October 31, 2006	29,018	$ 50.22	29,018	4,118,610
November 1 to November 30, 2006	17,724	$ 53.10	17,724	4,100,886
December 1 to December 31, 2006	41,123	$ 55.17	41,123	4,059,763
Total	87,865	$ 53.12	87,865	4,059,763
[1]

Column (a), Total number of shares purchased includes the following purchases of Class B stock:  28 shares in November 2006 and 549 shares in December 2006; and the following shares withheld upon the exercise of stock options:  6,205 in October 2006, 7,598 in November 2006, and 21,866 in December 2006.

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

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders was held on November 8, 2006, at the Company's headquarters in Des Moines, Iowa.

(b)

The name of each director elected at the Annual Meeting is shown under Item 4(c)(1). The other directors whose terms of office continued after the meeting were:  Mary Sue Coleman, D. Mell Meredith Frazier, Joel W. Johnson, Stephen M. Lacy, Robert E. Lee, David J. Londoner, Philip A. Marineau, and Charles D. Peebler, Jr.

(c)	(1)	Proposal 1: Election of four Class II directors for terms expiring in 2009. Each nominee was elected in uncontested elections by the votes cast as follows:

			Number of shareholder votes *
			For	Withheld
		Class II directors
		Herbert M. Baum	123,584,070	1,560,876
		James R. Craigie	124,568,605	576,341
		Frederick B. Henry	123,161,365	1,983,581
		William T. Kerr	123,855,373	1,289,573

		* As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 23, 2007

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.