Form 10-Q
period 2007-03-31
MEREDITH CORP
filed 2007-04-25
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2007
Common shares	38,785,749
Class B shares	9,308,141
Total common and Class B shares	48,093,890

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) March 31, 2007	June 30, 2006
(In thousands)
Current assets
Cash and cash equivalents	$50,759	$30,713
Accounts receivable, net	270,841	239,368
Inventories	58,951	52,032
Current portion of subscription acquisition costs	78,647	79,565
Current portion of broadcast rights	16,045	12,498
Other current assets	14,991	17,344
Total current assets	490,234	431,520
Property, plant, and equipment	442,040	417,831
Less accumulated depreciation	(241,045)	(223,033)
Net property, plant, and equipment	200,995	194,798
Subscription acquisition costs	68,114	74,538
Broadcast rights	11,307	13,412
Other assets	80,921	81,218
Intangible assets, net	796,193	806,264
Goodwill	459,766	438,925
Total assets	$2,107,530	$2,040,675

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$100,000	$50,000
Current portion of long-term broadcast rights payable	16,952	14,744
Accounts payable	76,621	79,892
Accrued expenses and other liabilities	151,812	118,972
Current portion of unearned subscription revenues	199,913	200,338
Total current liabilities	545,298	463,946
Long-term debt	400,000	515,000
Long-term broadcast rights payable	20,597	21,755
Unearned subscription revenues	173,547	169,494
Deferred income taxes	147,639	125,049
Other noncurrent liabilities	43,532	47,327
Total liabilities	1,330,613	1,342,571
Shareholders' equity
Series preferred stock	-	-
Common stock	38,786	38,774
Class B stock	9,308	9,417
Additional paid-in capital	56,994	56,012
Retained earnings	678,332	599,413
Accumulated other comprehensive loss	(1,818)	(2,077)
Unearned compensation	(4,685)	(3,435)
Total shareholders' equity	776,917	698,104
Total liabilities and shareholders' equity	$2,107,530	$2,040,675

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months		Nine Months
Period Ended March 31,	2007	2006	2007	2006
(In thousands except per share data)
Revenues
Advertising	$244,374	$227,843	$740,435	$693,214
Circulation	93,614	95,888	260,207	278,468
All other	71,845	71,193	211,009	199,490
Total revenues	409,833	394,924	1,211,651	1,171,172
Operating expenses
Production, distribution, and editorial	167,364	157,908	503,213	499,062
Selling, general, and administrative	153,065	152,081	474,530	457,571
Depreciation and amortization	11,481	11,290	33,939	34,202
Special items	12,706	-	12,706	-
Total operating expenses	344,616	321,279	1,024,388	990,835
Income from operations	65,217	73,645	187,263	180,337
Interest income	502	412	1,172	779
Interest expense	(6,561)	(7,437)	(21,333)	(23,361)
Earnings before income taxes	59,158	66,620	167,102	157,755
Income taxes	13,849	25,979	56,270	61,524
Net earnings	$45,309	$40,641	$110,832	$96,231

Basic earnings per share	$0.94	$0.82	$2.31	$1.95
Basic average shares outstanding	48,170	49,524	48,024	49,361

Diluted earnings per share	$0.92	$0.80	$2.26	$1.90
Diluted average shares outstanding	49,300	50,852	49,055	50,747

Dividends paid per share	$0.185	$0.160	$0.505	$0.440

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In thousands except per share data)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensa- tion	Total
Balance at June 30, 2006	$ 38,774	$ 9,417	$ 56,012	$ 599,413	$ (2,077)	$ (3,435)	$ 698,104
Net earnings Net earnings	-	-	-	110,832	-	-	110,832
Other comprehensive income, net of tax	-	-	-	-	259	-	259
Total comprehensive income							111,091

Stock issued under various incentive
plans, net of forfeitures	842	-	28,975	-	-	(414)	29,403
Issuance of restricted stock units	-	-	3,174	-	-	(3,174)	-
Purchases of Company stock	(921)	(18)	(39,832)	(7,601)	-	-	(48,372)
Share-based compensation	-	-	6,401	-	-	2,338	8,739
Conversion of Class B to common stock	91	(91)	-	-	-	-	-

Dividends paid, 50.5 cents per share
Common stock	-	-	-	(19,584)	-	-	(19,584)
Class B stock	-	-	-	(4,728)	-	-	(4,728)

Tax benefit from incentive plans	-	-	2,264	-	-	-	2,264
Balance at March 31, 2007	$ 38,786	$ 9,308	$ 56,994	$ 678,332	$ (1,818)	$ (4,685)	$ 776,917

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended March 31,	2007	2006
(In thousands)
Cash flows from operating activities
Net earnings	$110,832	$96,231
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation	23,637	23,819
Amortization	10,302	10,383
Share-based compensation	8,739	12,238
Deferred income taxes	19,172	43,914
Amortization of broadcast rights	21,284	21,787
Payments for broadcast rights	(21,676)	(25,759)
Provision for write down of impaired assets	9,003	-
Gains from dispositions of assets, net of taxes	-	(305)
Excess tax benefits from share-based payments	(2,264)	(18,804)
Changes in assets and liabilities, net of acquisitions	(8,579)	(46,959)
Net cash provided by operating activities	170,450	116,545
Cash flows from investing activities
Acquisitions of businesses	(15,456)	(359,465)
Additions to property, plant, and equipment	(29,014)	(20,829)
Proceeds from dispositions of assets	-	2,500
Net cash used in investing activities	(44,470)	(377,794)
Cash flows from financing activities
Proceeds from issuance of long-term debt	115,000	490,000
Repayments of long-term debt	(180,000)	(220,000)
Purchases of Company stock	(48,372)	(47,233)
Proceeds from common stock issued	29,486	27,895
Dividends paid	(24,312)	(21,758)
Excess tax benefits from share-based payments	2,264	18,804
Other	-	(703)
Net cash provided by (used in) financing activities	(105,934)	247,005

Net increase (decrease) in cash and cash equivalents	20,046	(14,244)
Cash and cash equivalents at beginning of period	30,713	29,788
Cash and cash equivalents at end of period	$50,759	$15,544

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

The condensed consolidated financial statements as of March 31, 2007, and for the three and nine months ended March 31, 2007 and 2006, are unaudited but, in management's opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires employers that sponsor defined benefit postretirement plans to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. This requirement of SFAS No. 158 will be adopted by Meredith on June 30, 2007. SFAS No. 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements. This requirement is effective for Meredith's fiscal year ending June 30, 2009. Meredith is currently evaluating the impact that SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 will be adopted by Meredith on June 30, 2007. Management does not believe adoption of SAB 108 will have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company at the beginning of fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

2.  Acquisitions, Dispositions, and Restructuring Charges

In November 2006, the Company acquired ReadyMade, a multimedia brand targeting adults in their 20s and 30s. The ReadyMade brand includes a do-it-yourself lifestyle magazine, a web site, a branded book, branded products such as project plans and kits, and custom marketing operations.

In January 2007, Meredith acquired Genex, an interactive marketing services firm that specializes in online customer relationship marketing, and New Media Strategies, an interactive word-of-mouth and viral marketing company.

As a result of these purchases, the assets and liabilities, consisting primarily of accounts receivable, identifiable intangible assets, accounts payable, and other accrued expenses are now reflected in the consolidated balance sheet. The consolidated financial statements reflect the preliminary allocations of the purchase prices to the assets acquired and liabilities assumed, based on their respective fair values. The excess of the aggregate purchase prices over the fair values of the net assets acquired was recognized as goodwill. The goodwill amounts for the acquisitions are initially recorded based upon preliminary estimated purchase price allocations and are subject to change. The impact of these acquisitions was not material to the Company's results of operations; therefore, pro forma financial information has not been provided.

In August 2006, Meredith entered into an asset purchase agreement for the sale of KFXO, our low-power FOX affiliate serving the Bend, OR market. The sale of KFXO is not expected to have a material effect on the Company's financial condition or results of operations. In addition, the resulting gain is not expected to be material. Management expects this sale to close in calendar year 2007 upon the approval of the Federal Communications Commission (FCC).

During the third quarter of fiscal 2007, the Company signed a letter of intent for the sale of WFLI, our CW affiliate serving the Chattanooga, TN market. A non-cash impairment charge of $2.8 million was recorded in the third quarter of fiscal 2007 to reduce goodwill and FCC licenses of WFLI to their fair value less cost to sell based on the pending sale of the station (see Note 4). Management expects this sale to close in calendar year 2007.

In March 2007, management committed to and announced a restructuring plan that includes the discontinuation of the print operations of Child magazine and the elimination of certain positions throughout the organization. In connection with this plan, the Company recorded a pre-tax restructuring charge in the third quarter of fiscal 2007 of $9.9 million including the write-down of various assets of Child magazine of $6.2 million, personnel costs of $3.4 million, and other accruals of $0.3 million. Most of the asset write-down charge relates to the write-off of deferred subscription acquisition costs. Personnel costs represent expenses for severance, bonuses earned, and outplacement charges related to the involuntary termination of employees. The restructuring impacted approximately 60 employees. The majority of personnel costs are expected to be paid out over the next 12 months. These charges were recorded in the special items line in the condensed consolidated statement of earnings.

In the fourth quarter of fiscal 2007, the Company will be vacating certain leased space as part of the restructuring plan. The Company is currently determining the related charge and expects a charge of approximately $2.0 million to $4.0 million to be recorded in the fourth quarter of fiscal 2007.

3.  Inventories

Major components of inventories are summarized below. Of net inventory values shown, approximately 33 percent are under the LIFO method at March 31, 2007, and 38 percent at June 30, 2006.

	March 31, 2007	June 30, 2006
(In thousands)
Raw materials	$28,231	$24,350
Work in process	21,607	23,707
Finished goods	14,963	12,636
	64,801	60,693
Reserve for LIFO cost valuation	(5,850)	(8,661)
Inventories	$58,951	$52,032

4.  Intangible Assets and Goodwill

Intangible assets consist of the following:
	March 31, 2007			June 30, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
(In thousands)
Intangible assets
subject to amortization
Publishing
Noncompete agreements	$2,534	$(2,329)	$205	$2,534	$(2,098)	$436
Advertiser relationships	18,400	(4,600)	13,800	18,400	(2,628)	15,772
Customer lists	17,125	(9,343)	7,782	15,900	(5,300)	10,600
Other	2,633	(854)	1,779	2,390	(481)	1,909
Broadcasting
Network affiliation
agreements	218,651	(87,022)	131,629	218,651	(83,349)	135,302
Customer lists	91	(86)	5	91	(76)	15
Total	$259,434	$(104,234)	155,200	$257,966	$(93,932)	164,034
Intangible assets not
subject to amortization
Publishing
Trademarks			124,806			124,431
Broadcasting
FCC licenses			516,187			517,799
Total			640,993			642,230
Intangible assets, net			$796,193			$806,264

Amortization expense was $10.3 million for the nine months ended March 31, 2007. Annual amortization expense for intangible assets is expected to be as follows:  $13.8 million in fiscal 2007, $13.8 million in fiscal 2008, $8.3 million in fiscal 2009, $8.1 million in fiscal 2010, and $8.0 million in fiscal 2011.

Changes in the carrying amounts of goodwill during the first nine months of fiscal 2007 and 2006 are as follows:

Nine Months Ended March 31,	2007			2006
	Publishing	Broadcasting	Total	Publishing	Broadcasting	Total
(In thousands)
Balance at beginning of period	$ 353,848	$ 85,077	$ 438,925	$ 110,325	$ 86,057	$ 196,382
Acquisitions	22,607	-	22,607	235,052	-	235,052
Adjustments/Other	(4)	(1,762)	(1,766)	-	-	-
Balance at end of period	$ 376,451	$ 83,315	$ 459,766	$ 345,377	$ 86,057	$ 431,434

Included in additions to goodwill is $4.2 million of contingent consideration to be paid in connection with the April 2006 acquisition of O'Grady Meyers, Inc. See Note 7 for further discussion of contingent payments related to acquisitions.

In March 2007, a non-cash impairment charge of $2.8 million was recorded to reduce goodwill and FCC licenses of the broadcast station in Chattanooga to their fair value less cost to sell based on the planned sale of the station. Because the fair value was less than the carrying value of the assets, the Company recorded an impairment charge to reduce the carrying value of the assets to fair value. This impairment charge was recorded in the special items line in the condensed consolidated statement of earnings.

5.  Long-term Debt

Long-term debt consists of the following:

	March 31, 2007	June 30, 2006
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million, due 4/2/2011	$-	$100,000
Revolving credit facility of $150 million, due 10/7/2010	100,000	65,000

Private placement notes
6.39% senior notes, due 4/1/2007	50,000	50,000
4.42% senior notes, due 7/1/2007	50,000	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
4.50% senior notes, due 7/1/2008	75,000	75,000
4.57% senior notes, due 7/1/2009	100,000	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
Total long-term debt	500,000	565,000
Current portion of long-term debt	(100,000)	(50,000)
Long-term debt	$400,000	$515,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At March 31, 2007, $226.5 million of outstanding accounts receivable net of reserves was subject to the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 8.25 percent at March 31, 2007, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date.

In the second quarter of fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. The swaps became effective as of December 29, 2006, and expire on December 31, 2009. Under the swaps the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 5.35 percent at March 31, 2007) on $100 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). Unrealized gains or losses on cash flow hedges are recorded in comprehensive income to the extent the cash flow hedges are effective. No material ineffectiveness existed at March 31, 2007. The fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreements. At March 31, 2007, the swaps had a fair value to the Company of $0.4 million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

6.  Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost:
	Three Months		Nine Months
Period Ended March 31,	2007	2006	2007	2006
(In thousands)
Pension benefits
Service cost	$1,540	$1,364	$4,620	$4,092
Interest cost	1,239	1,209	3,716	3,627
Expected return on plan assets	(1,971)	(1,649)	(5,913)	(4,946)
Prior service cost amortization	161	170	484	511
Actuarial loss amortization	151	118	452	354
Net periodic pension expense	$1,120	$1,212	$3,359	$3,638

Postretirement benefits
Service cost	$110	$108	$330	$326
Interest cost	247	246	741	738
Prior service cost amortization	(182)	(175)	(546)	(524)
Actuarial loss amortization	17	27	51	81
Net periodic postretirement expense	$192	$206	$576	$621

7.  Income Taxes

Our effective tax rate was 23.4 percent in the third quarter and 33.7 for the first nine months of fiscal 2007 as compared to 39.0 percent in the prior-year periods due to the recognition in the third quarter of fiscal 2007 of an income tax benefit of $9.4 million related to the reversal of previously recorded taxes resulting from the resolution of a tax contingency related to a loss on the sale of stock in Craftways, a business sold in fiscal 2003. Recognition of the benefit was deferred until tax-related contingencies were resolved.

8.  Contingencies

For acquisitions made during fiscal 2007 and 2006, the sellers are entitled to annual contingent payments should the acquired operations achieve certain financial targets agreed to in the respective acquisition agreements. As of March 31, 2007, the Company estimates that aggregate contingent payments will range from approximately $24.9 million to $81.1 million; however, the sellers may receive a total of up to an additional $171.2 million over the next four years in future contingent payments as additional consideration. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved. For the nine months ended March 31, 2007, the Company recognized additional consideration of $4.2 million, which increased goodwill.

9.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income includes changes in the fair value of interest rate swap agreements in addition to net earnings. Total comprehensive income for the three months ended March 31, 2007 and 2006, was $45.0 million and $40.6 million, respectively. Total comprehensive income for the nine months ended March 31, 2007 and 2006, was $111.1 million and $96.2 million, respectively.

10.  Earnings per Share

The following table presents the calculations of earnings per share:
	Three Months		Nine Months
Period Ended March 31,	2007	2006	2007	2006
(In thousands except per share data)
Net earnings	$45,309	$40,641	$110,832	$96,231
Basic average shares outstanding	48,170	49,524	48,024	49,361
Dilutive effect of stock options and equivalents	1,130	1,328	1,031	1,386
Diluted average shares outstanding	49,300	50,852	49,055	50,747
Basic earnings per share	$0.94	$0.82	$2.31	$1.95
Diluted earnings per share	0.92	0.80	2.26	1.90

For the three months ended March 31, antidilutive options excluded from the above calculations totaled 77,000 in 2007 (with a weighted average exercise price of $53.06) and 608,000 in 2006 (with a weighted average exercise price of $49.42). For the nine months ended March 31, antidilutive options excluded from the above calculations totaled 524,000 in 2007 (with a weighted average exercise price of $47.59) and 1,295,000 in 2006 (with a weighted average exercise price of $49.75).

In the nine months ended March 31, 2007 and 2006, options were exercised to purchase 706,000 shares and 1,283,000 shares, respectively.

11.  Segment Information

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

There are two principal financial measures reported to the chief executive officer for use in assessing segment performance and allocating resources. Those measures are operating profit and EBITDA. Operating profit for segment reporting is revenues less operating costs and excludes special items and unallocated corporate expenses. Segment operating costs include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on number of employees, actual usage, or other appropriate methods. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, EBITDA is not presented below.

The following table presents financial information by segment:

	Three Months		Nine Months
Period Ended March 31,	2007	2006	2007	2006
(In thousands)
Revenues
Publishing	$330,398	$319,011	$944,215	$938,954
Broadcasting	79,435	75,913	267,436	232,218
Total revenues	$409,833	$394,924	$1,211,651	$1,171,172

Operating profit
Publishing	$64,417	$61,366	$146,111	$146,289
Broadcasting	20,292	20,073	78,516	59,141
Unallocated corporate	(6,786)	(7,794)	(24,658)	(25,093)
Special items	(12,706)	-	(12,706)	-
Income from operations	$65,217	$73,645	$187,263	$180,337

Depreciation and amortization
Publishing	$4,701	$4,637	$13,869	$14,120
Broadcasting	6,324	6,036	18,608	18,197
Unallocated corporate	456	617	1,462	1,885
Total depreciation and amortization	$11,481	$11,290	$33,939	$34,202

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 14 network-affiliated television stations and one radio station. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 78 percent of the Company's $1.2 billion in revenues in the first nine months of fiscal 2007 while broadcasting revenues accounted for 22 percent.

PUBLISHING

Advertising revenues made up 50 percent of publishing's fiscal 2007 first nine months revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on its web sites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 28 percent of publishing's fiscal 2007 first nine months revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 22 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING

Broadcasting derives almost all of its revenues-99 percent in the first nine months of fiscal 2007-from the sale of advertising. The remainder comes from television retransmission fees, television production services, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST NINE MONTHS FISCAL 2007 HIGHLIGHTS

  Revenues increased 3 percent from the prior-year first nine months. Record political advertising revenues at our television stations countered declines in publishing's circulation revenues.

  Broadcasting revenues and operating profit increased 15 percent and 33 percent, respectively, as compared with the same nine-month period in the prior year. Publishing revenues increased 1 percent as compared to the first nine months of the prior year while operating profits were flat for this same period.

  In January 2007, Meredith acquired Genex, an interactive marketing services firm that specializes in online customer relationship marketing, and New Media Strategies, an interactive word-of-mouth and viral marketing company.

  In March 2007, Management committed to a restructuring plan that includes the discontinuation of the print operations of Child magazine and the elimination of certain positions throughout the organization. In connection with this plan, the Company recorded a restructuring charge in the third quarter of fiscal 2007 of $9.9 million including the write-down of various assets of Child magazine of $6.2 million, severance and benefit costs of $3.4 million, and other accruals of $0.3 million.

  A non-cash impairment charge of $2.8 million was recorded in March 2007 to reduce goodwill and other identifiable assets of our broadcast station in Chattanooga, TN, to their fair value less cost to sell based on the pending sale of the station.

  An income tax benefit of $9.4 million was recognized in the third quarter of fiscal 2007 related to the reversal of previously recorded taxes resulting from the resolution of a tax contingency related to a loss on the sale of stock in Craftways, a business sold in fiscal 2003. Recognition of the benefit was deferred until tax-related contingencies were resolved.

  Diluted earnings per share for the third quarter increased 15 percent to $0.92 from prior-year third quarter earnings of $0.80.

  We spent $48.4 million to repurchase approximately 940,000 shares of our common stock in the nine-month period.

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

RESULTS OF OPERATIONS
Three Months Ended March 31,	2007	2006	Change
(In thousands)
Total revenues	$409,833	$394,924	4%
Operating expenses	344,616	321,279	7%
Income from operations	$65,217	$73,645	(11)%
Net earnings	$45,309	$40,641	11%
Diluted earnings per share	$0.92	$0.80	15%

Nine Months Ended March 31,	2007	2006	Change
(In thousands)
Total revenues	$1,211,651	$1,171,172	3%
Operating expenses	1,024,388	990,835	3%
Income from operations	$187,263	$180,337	4%
Net earnings	$110,832	$96,231	15%
Diluted earnings per share	$2.26	$1.90	19%

The following sections provide an analysis of the results of operations for the Publishing and Broadcasting segments and an analysis of the consolidated results of operations for the quarter and nine months ended March 31, 2007, compared with the respective prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

On July 1, 2005, Meredith completed its acquisition of Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child, and Ser Padres from Gruner + Jahr Printing and Publishing Co. These titles are collectively referred to as the G+J Consumer Titles.

PUBLISHING
Publishing operating results were as follows:

Three Months Ended March 31,	2007	2006	Change
(In thousands)
Advertising revenues	$165,903	$154,979	7%
Circulation revenues	93,614	95,888	(2)%
Other revenues	70,881	68,144	4%
Total revenues	330,398	319,011	4%
Operating expenses	265,981	257,645	3%
Operating profit	$64,417	$61,366	5%
Operating profit margin	19.5%	19.2%

Nine Months Ended March 31,	2007	2006	Change
(In thousands)
Advertising revenues	$476,034	$466,779	2%
Circulation revenues	260,207	278,468	(7)%
Other revenues	207,974	193,707	7%
Total revenues	944,215	938,954	1%
Operating expenses	798,104	792,665	1%
Operating profit	$146,111	$146,289	--
Operating profit margin	15.5%	15.6%

Revenues
Increases in advertising revenues of 7 percent and 2 percent and in other publishing revenues of 4 and 7 percent for the third quarter and first nine months of fiscal 2007, respectively, more than offset 2 percent and 7 percent declines in circulation revenues for the third quarter and first nine months of fiscal 2007, respectively.

Magazine advertising revenues increased 6 percent in the third quarter and 1 percent in the first nine months of fiscal 2007. Total advertising pages were up in the mid-single digits on a percentage basis for the third quarter and were up in the low-single digits for the first nine months of fiscal 2007. There continues to be considerable variability in advertising performance among the titles. Continued strong gains in Special Interest Publications were more than offset by ongoing weakness in our parenthood titles (Parents, American Baby, and Child). In addition, combined ad pages and combined ad revenues for our women's service titles (Better Homes and Gardens, Ladies' Home Journal, and Family Circle) were up in the high-single digits on a percentage basis for the third quarter and were up in the low to mid-single digits for the first nine months of fiscal 2007. Ad pages for More were up in the low teens for both the quarter and the nine-month period while ad revenues were up about 25 percent for both the third quarter and the nine months. For our Hispanic titles (Siempre Mujer and Ser Padres), ad pages and revenues were up strongly for the third quarter and first nine months of fiscal 2007. For the nine-month period, Fitness ad pages and revenues were flat to down slightly; however, there was one less issue in the first nine months of fiscal 2007 as compared to the prior-year period. Advertising pages and revenues for our home decorating titles (Country Home and Traditional Home) declined in the low to mid teens on a percentage basis for the quarter and were down in the mid-single digits for the nine-month period. Combined advertising pages and revenues at the remaining three titles (Midwest Living, Successful Farming, and Wood) were down in the mid to high-single digits for both the three-month and nine-month periods. Among core advertising categories, pharmaceutical, food and beverage, and direct response showed strength while demand was weaker for the cosmetics and media and entertainment categories. While they contribute a small percentage to total publishing advertising revenues, online advertising revenues in our interactive media operations increased over 50 percent in the third quarter and 40 percent in the first nine months of fiscal 2007 due to continued increased market demand.

Magazine circulation revenues decreased 2 percent in the third quarter and 7 percent in the first nine months of fiscal 2007, reflecting declines in subscription revenues. Newsstand revenues were flat for the third quarter and were down in the mid-single digits for the nine-month period. Similar to the first six months of fiscal 2007, a decrease in subscription revenues was anticipated due to a series of previously announced strategic initiatives taken to improve long-term subscription contribution including the Company selling fewer subscriptions to Family Circle and Child due to the reductions in their rate bases and the Company's ongoing initiative to move the G+J Consumer Titles to our direct-to-publisher circulation model. The decrease in newsstand revenues for the nine-month period was primarily due to the lowering of the newsstand price of Family Circle in the third quarter of the prior year and to one less issue of Fitness in the nine-month period as compared to the prior year.

Other publishing revenues increased 4 percent from the prior-year third quarter and were up 7 percent in the nine-month period primarily reflecting growth due to acquisitions in our integrated marketing operations and increased revenues from other magazine revenue sources such as magazine custom projects. These increases were partially offset by decreases in revenues at Meredith Book. For the three and nine months ended March 31, 2007, integrated marketing revenues increased 20 percent and 18 percent, respectively, primarily due to the revenues from the on-line marketing companies acquired in the last twelve months. Book revenues declined slightly more than 20 percent in the quarter and were down 7 percent in the first nine months of fiscal 2007 primarily due to one-third fewer new book releases in the third quarter as compared to the prior year.

Operating Expenses
Third quarter publishing operating costs increased 3 percent from the fiscal 2006 quarter and were flat for the nine-month period as compared with the prior year. Increases in employee compensation costs affected both the third quarter and the nine-month period. Employee compensation costs were up as a result of higher staff levels primarily to support the increased sales and marketing activity and the growth in the interactive business, additional headcount due to the integrated marketing acquisitions, higher compensation levels due to annual merit increases and higher performance-based incentive expense. Also affecting the nine-month period was the bad debt expense recorded in the second quarter of fiscal 2007 associated with the bankruptcy filing of a book distributor. Partially offsetting the cost increases for the nine-month period were lower paper costs. Paper prices were down in the low-to-mid single digits on a percentage basis in the third quarter and nine months compared to the prior-year periods. While postal rates did not contribute significantly to fluctuations in current year publishing operating expenses, looking forward, postage cost are expected to rise due to the United States Postal Service (USPS) enacting postal rate increases. The rate increase for periodicals, which account for approximate 75 percent of Meredith's postage costs, will take effect on July 15, 2007, and will increase Meredith's postage costs by approximately 9 percent. The rate increase for Meredith's other mail items - direct mail, replies, and bills - will take effect on May 14, 2007, and will increase Meredith's postage costs by approximately 16 percent. In total, the rate increases are expected to add approximately $1.1 million per month to Meredith's postage costs. While the direct mail increase has been announced, it is under reconsideration by the USPS governing body and may be reduced within the next few months.

Operating Profit
Publishing operating profit increased 5 percent in the quarter and was flat for the nine-month period compared with the respective prior-year periods. The primary factors affecting both the third quarter and the nine-month period were higher advertising revenues and strong profit growth in our interactive media operations. Magazine circulation contribution was also higher for the third quarter but lagged behind the prior year for the nine-month period. For both the third quarter and the nine months, these improvements were partially offset by lower book operating profits.

BROADCASTING
 Broadcasting operating results were as follows:

Three Months Ended March 31,	2007	2006	Change
(In thousands)
Non-political advertising revenues	$78,035	$72,200	8%
Political advertising revenues	436	664	(34)%
Other revenues	964	3,049	(68)%
Total revenues	79,435	75,913	5%
Operating expenses	59,143	55,840	6%
Operating profit	$20,292	$20,073	1%

Nine Months Ended March 31,	2007	2006	Change
(In thousands)
Non-political advertising revenues	$231,360	$225,607	3%
Political advertising revenues	33,041	828	NM
Other revenues	3,035	5,783	(48)%
Total revenues	267,436	232,218	15%
Operating expenses	188,920	173,077	9%
Operating profit	$78,516	$59,141	33%
NM - not meaningful

Revenues
Broadcasting revenues increased 5 percent in the third quarter and 15 percent in the first nine months of fiscal 2007 compared with the respective prior-year periods. Net political advertising revenues related to the November 2006 elections totaled $33.0 million in the nine-month period compared with less than $1.0 million in net political advertising revenues in first nine months of the prior year. The fluctuations in political advertising revenues at our stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues increased 8 percent in the third quarter and 3 percent for the nine-month period. Third quarter local non-political advertising revenues increased in the high-single digits on a percentage basis while national non-political advertising revenues increased in the mid-single digits as compared to the same quarter in the prior year. Improved news ratings at several of our stations lead to increases in local non-political revenues. The growth in national non-political revenues was fueled in part by the Super Bowl, which was aired on our six CBS stations in the current year. For the nine-month period, local non-political advertising revenues increased in the mid-single digits; national non-political advertising revenues declined in the low-single digits. While a small percentage of total broadcasting advertising revenues, online advertising increased more than 60 percent as compared to the prior-year third quarter and doubled as compared to the prior-year nine-month period due primarily to redesigned station web sites and additional dedicated online advertising sales personnel.

Operating Expenses
Broadcasting operating expenses increased 6 percent in the quarter and 9 percent in the first nine months of fiscal 2007 compared with the respective prior-year periods. These increases primarily reflected higher incentive accruals and other employee compensation costs as well as increased repairs and maintenance and legal expenses. In addition, Meredith Broadcasting also incurred increased expenses related to news expansions, online enhancements, and video initiatives. While broadcast program rights amortization was higher in the third quarter of fiscal 2007, it was lower for the first nine months of 2007 as compared to the prior year.

Operating Profit
Broadcasting operating profit increased 1 percent in the third quarter and 33 percent in the first nine months of fiscal 2007 as compared to the same periods in fiscal 2006 primarily due to the strength of political advertising revenues.

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

Three Months Ended March 31,	2007	2006
(In thousands)
Revenues	$79,435	$75,913
Operating profit	$20,292	$20,073
Depreciation and amortization	6,324	6,036
EBITDA	$26,616	$26,109
EBITDA margin	33.5%	34.4%

Nine Months Ended March 31,	2007	2006
(In thousands)
Revenues	$267,436	$232,218
Operating profit	$78,516	$59,141
Depreciation and amortization	18,608	18,197
EBITDA	$97,124	$77,338
EBITDA margin	36.3%	33.3%

UNALLOCATED CORPORATE EXPENSES
Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

	2007	2006	Change
(In thousands)
Three months ended March 31,	$6,786	$7,794	(13)%
Nine months ended March 31,	$24,658	$25,093	(2)%

Unallocated corporate expenses decreased 13 percent in the third quarter and were down 2 percent in the first nine months of fiscal 2007 compared with the respective prior-year periods. Unallocated corporate expenses were lower in the third quarter of fiscal 2007 due primarily to timing issues. For this period, decreases in incentive-based and share-based compensation more than offset increases in legal services and medical benefits expenses. For the nine-month period, decreases in share-based compensation slightly more than offset increases in charitable contributions and consulting fees from our strategic sourcing initiative.

CONSOLIDATED
Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended March 31,	2007	2006	Change
(In thousands)
Production, distribution, and editorial	$167,364	$157,908	6%
Selling, general, and administrative	153,065	152,081	1%
Depreciation and amortization	11,481	11,290	2%
Special items	12,706	-	-
Total operating expenses	$344,616	$321,279	7%

Nine Months Ended March 31,	2007	2006	Change
(In thousands)
Production, distribution, and editorial	$503,213	$499,062	1%
Selling, general, and administrative	474,530	457,571	4%
Depreciation and amortization	33,939	34,202	(1)%
Special items	12,706	-	-
Total operating expenses	$1,024,388	$990,835	3%

Fiscal 2007 production, distribution, and editorial costs were up 6 percent as compared to the prior-year third quarter and increased 1 percent as compared to the prior-year first nine months. The third quarter increase was primarily due to higher editorial and art department expenses in the Publishing segment and higher news production expenses in the Broadcasting segment. These increases were partially offset by declines in paper costs for the nine-month period as discussed in the Publishing segment.

Selling, general, and administrative expenses were up 1 percent in the third quarter and increased 4 percent in the nine-month period primarily due to higher incentive accruals and other employee compensation costs, higher consulting fees from our ongoing strategic sourcing initiative, increased contribution expenses, and the previously discussed bad debt expense recorded by the Publishing segment.

Depreciation and amortization expenses increased 2 percent in the quarter and declined 1 percent in the nine-month period.

Special items recorded in the third quarter of fiscal 2007 include the write-down of various assets of Child magazine of $6.2 million, severance and benefit costs of $3.4 million, and other accruals of $0.3 million related to the discontinuation of the print operations of Child magazine and the elimination of certain positions throughout the organization. In addition, special items include a non-cash impairment charge of $2.8 million recorded to reduce goodwill and other intangible assets of the broadcast station in Chattanooga, TN, to their fair value less cost to sell based on the pending sale of the station. In the fourth quarter of fiscal 2007, the Company will be vacating certain leased space as part of the restructuring plan. The Company is currently determining the related charge and expects a charge of approximately $2.0 million to $4.0 million to be recorded in the fourth quarter of fiscal 2007.

Income from Operations
Income from operations decreased 11 percent in the third quarter and increased 4 percent in the first nine months of fiscal 2007. For the third quarter, special items discussed previously more than offset declines in corporate unallocated expenses and increased operating profits in our Publishing segment. For the nine-month period, revenue growth and strong operating profits in our Broadcasting segment more than offset the special items.

Net Interest Expense
Net interest expense was $6.1 million in the fiscal 2007 third quarter compared with $7.0 million in the prior-year quarter. For the nine months ended March 31, 2007, net interest expense was $20.2 million versus $22.6 million in the comparable prior-year period. Average long-term debt outstanding was $503 million in the third quarter of fiscal 2007 and $533 million for the nine months compared with $569 million in the prior year third quarter and $588 million in the prior year nine-month period.

Income Taxes
Our effective tax rate was 23.4 percent in the third quarter and 33.7 for the first nine months of fiscal 2007 as compared to 39.0 percent in the prior-year periods due to the recognition in the third quarter of fiscal 2007 of an income tax benefit of $9.4 million related to the reversal of previously recorded taxes resulting from the resolution of a tax contingency related to a loss on the sale of stock in Craftways, a business sold in fiscal 2003. Recognition of the benefit was deferred until tax-related contingencies were resolved.

Earnings and Earnings per Share
Earnings were $45.3 million ($0.92 per diluted share) in the quarter ended March 31, 2007, up 11 percent from $40.6 million ($0.80 per diluted share) in the comparable prior-year quarter. For the nine months ended March 31, 2007, earnings were $110.8 million ($2.26 per diluted share), an increase of 15 percent from prior-year nine month earnings of $96.2 million ($1.90 per diluted share). The improvements primarily reflected the revenue growth and higher operating profits in our Broadcasting segment and the tax benefit discussed above. These increases were partially offset by the special items discussed above. Average basic and diluted shares outstanding decreased slightly in both the current quarter and nine-month period due to the Company's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Nine Months Ended March 31,	2007	2006	Change
(In thousands)
Net earnings	$110,832	$96,231	15%
Cash flows from operations	$170,450	$116,545	46%
Cash flows used in investing	(44,470)	(377,794)	(88)%
Cash flows provided by (used in) financing	(105,934)	247,005	(143)%
Net increase (decrease) in cash and cash equivalents	$20,046	$(14,244)	241%

OVERVIEW
Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide funds for reasonably foreseeable operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends). We have up to $150 million remaining available under our revolving credit facility and asset-backed commercial paper facility. While there can be no assurance that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH
Cash and cash equivalents increased $20.0 million in the first nine months of fiscal 2007; they decreased $14.2 million in the comparable period of fiscal 2006. In both periods, net cash provided by operating activities was used for purchases of common stock, capital investments, and dividends. In the prior-year period, cash, which was provided by borrowings, was also used to acquire the G+J Consumer Titles and the license assets of KSMO-TV.

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

Cash provided by operating activities totaled $170.5 million in the first nine months of fiscal 2007 compared with $116.5 million in the first nine months of fiscal 2006. The increase in cash provided by operating activities was due primarily to increased cash received from broadcasting political advertising sales in the current year.

Investing activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $44.5 million in the first nine months of fiscal 2007 from $377.8 million in the prior-year period. The decrease primarily reflected the use of approximately $360 million of cash for the acquisition of the G+J Consumer Titles and the license assets of KSMO-TV in the prior-year period.

Financing activities
Financing cash inflows generally include borrowings and proceeds from common stock issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of common stock, and the payment of dividends.

Net cash used by financing activities totaled $105.9 million in the nine months ended March 31, 2007, compared with net cash provided by financing activities of $247.0 million for the nine months ended March 31, 2006. In the first nine months of fiscal 2007, $65 million of net long-term debt was repaid and $48.4 million was used to purchase common stock. In the first nine months of fiscal 2006, the financing of the G+J Consumer Titles more than offset repayments of long-term debt resulting in a net increase of long-term debt of $270 million while purchases of Company stock totaled $47.2 million.

Long-term debt
At March 31, 2007, long-term debt outstanding totaled $500 million. The debt consisted of $400 million in fixed-rate unsecured senior notes and $100 million outstanding under a revolving credit facility. Of these senior notes, $100 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 5.05 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender and Meredith's debt to trailing 12 month EBITDA ratio. The asset-backed commercial paper facility has a capacity of up to $100 million and renews annually until April 2, 2011, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 5.09 percent at March 31, 2007, after taking into account the effect of outstanding interest rate swap agreements. In the second quarter of fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. The swaps became effective as of December 29, 2006, and expire on December 31, 2009. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 5.35 percent at March 31, 2007) on $100 million notional amount of indebtedness. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of the Company's debt agreements include financial covenants; failure to comply with any such covenant could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at March 31, 2007, and expects to remain so in the future.

Contractual obligations
As of March 31, 2007, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.

Contingencies
For acquisitions made during fiscal 2007 and 2006, the sellers are entitled to annual contingent payments should the acquired operations achieve certain financial targets agreed to in the respective acquisition agreements. As of March 31, 2007, the Company estimates that aggregate contingent payments will range from approximately $24.9 million to $81.1 million; however, the sellers may receive a total of up to an additional $171.2 million over the next four years in future contingent payments as additional consideration. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved.

Share repurchase program
As part of our ongoing share repurchase program, we spent $48.4 million in the first nine months of fiscal 2007 to repurchase an aggregate of approximately 940,000 shares of Meredith Corporation common stock at then current market prices. We spent $47.2 million to repurchase approximately 918,000 shares in the first nine months of fiscal 2006. We expect to continue repurchasing shares from time to time, subject to market conditions. As of March 31, 2007, approximately 3.8 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2007.

Dividends
Dividends paid in the first nine months of fiscal 2007 totaled $24.3 million, or 50.5 cents per share, compared with dividend payments of $21.8 million, or 44 cents per share, in the first nine months of fiscal 2006.

Capital expenditures
Spending for property, plant, and equipment totaled $29.0 million in the first nine months of fiscal 2007 compared with prior-year nine month spending of $20.8 million. Prior-year spending primarily related to furniture and fixtures additions and leasehold improvements related to the acquisition of the G+J Consumer Titles and to purchases of broadcast equipment. Current year spending primarily relates to the construction of a new facility for our television station serving the Hartford, CT market. We expect to spend an additional $6 million in fiscal 2007 for the new Hartford facility. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES
Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2006. As of March 31, 2007, the Company's critical accounting policies had not changed from June 30, 2006.

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

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires employers that sponsor defined benefit postretirement plans to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. This requirement of SFAS No. 158 will be adopted by Meredith on June 30, 2007. SFAS No. 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements. This requirement is effective for Meredith's fiscal year ending June 30, 2009. Meredith is currently evaluating the impact that SFAS No. 158 will have on its consolidated financial statements.

In September 2006, United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 will be adopted by Meredith on June 30, 2007. Management does not believe adoption of SAB 108 will have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company at the beginning of fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

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

Interest rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At March 31, 2007, Meredith had outstanding $400 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. In December 2006, the Company entered into two interest rate swap agreements with a total notional value of $100 million to hedge the variability of interest payments associated with our variable-rate revolving credit facility. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $399.0 million from $395.6 million at March 31, 2007.

At March 31, 2007, $100 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.5 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a fair value of ($0.8) million compared to the current fair value of $0.4 million at March 31, 2007. We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings.

Broadcast rights payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2006.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluations as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended March 31, 2007.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
January 1 to January 31, 2007	46,394	$ 57.33	46,394	4,013,369
February 1 to February 28, 2007	27,042	$ 59.38	27,042	3,986,327
March 1 to March 31, 2007	207,211	$ 57.67	207,211	3,779,116
Total	280,647	$ 57.78	280,647	3,779,116
[1]

Column (a), Total number of shares purchased includes the following purchases of Class B stock:  2,841 shares in January 2007, 7,480 shares in February, and 7,624 shares in March 2007; and the following shares withheld upon the exercise of stock options:  12,716 in January 2007, 18,129 in February 2007, and 1,266 in March 2007.

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

MEREDITH CORPORATION Registrant

/s/ Suku V. Radia

Suku V. Radia Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 25, 2007

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1