Form 10-K
period 2007-06-30
MEREDITH CORP
filed 2007-08-24
CIK 65011

    Click here for TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)
Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

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

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2006, was $2,081,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2007
Common shares	38,837,246
Class B shares	9,261,565
Total common and Class B shares	48,098,811

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2007, are incorporated by reference in Part III to the extent described therein.
TABLE OF CONTENTS
		Page
Part I
Item 1.	Business	1
	Description of Business
	Publishing	2
	Broadcasting	6
	Executive Officers of the Company	9
	Employees	10
	Other	10
	Available Information	10
	Forward Looking Statements	10
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

Part II
Item 5.	Market for Registrant's Common Equity, Related Shareholder
	Matters, and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	15
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	79
Item 9A.	Controls and Procedures	79
Item 9B.	Other Information	82

Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions and
	Director Independence	84
Item 14.	Principal Accounting Fees and Services	84

Part IV
Item 15.	Exhibits and Financial Statement Schedules	85

Signatures		89
Index to Attached Exhibits		E-1
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

The Company has two operating segments: publishing and broadcasting. Financial information about industry segments can be found in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8-Financial Statements and Supplementary Data under Note 14.

The publishing segment focuses on the home and family market. It is a leading publisher of magazines serving women. Over twenty-five subscription magazines, including Better Homes and Gardens, Family Circle, Ladies' Home Journal, Parents, American Baby, Fitness, and More and approximately 180 special interest publications were published in fiscal 2007. The publishing segment also includes book publishing, which has over 400 books in print; integrated marketing, which has relationships with some of America's leading companies; a large consumer database; an extensive Internet presence that consists of 25 websites and strategic alliances with leading Internet destinations; brand licensing activities; and other related operations.

The broadcasting segment includes 13 network-affiliated television stations located across the United States (U.S.) and one AM radio station. The television stations consist of six CBS affiliates, three FOX affiliates, two MyNetworkTV affiliates, one NBC affiliate, and one CW affiliate. The broadcasting segment also includes 18 websites, including five specialty sites and video related operations.

The Company's largest revenue source is magazine and television advertising. Television advertising is seasonal and cyclical to some extent, traditionally generating higher revenues in the second and fourth fiscal quarters and during key political contests, major sporting events, etc. Revenues and operating results can be affected by changes in the demand for advertising and consumer demand for our products. National and local economic conditions largely affect the magnitude of advertising revenues. Magazine circulation revenues are generally affected by national and regional economic conditions and competition from other forms of media.

BUSINESS DEVELOPMENTS

In November 2006, the Company acquired ReadyMade, a multimedia brand targeting adults in their 20s and 30s. The ReadyMade brand includes a do-it-yourself lifestyle magazine, a website, a branded book, branded products such as project plans and kits, and custom marketing operations.

During fiscal 2007, Meredith strengthened its consumer and custom marketing interactive capabilities through the acquisition of three online businesses: Genex, an interactive marketing services firm that specializes in online customer relationship marketing; New Media Strategies, an interactive word-of-mouth marketing company; and Healia, a consumer health search engine specializing in finding high quality and personalized health information online.

Meredith announced in April 2007 the launch of Better.tv (www.better.tv), our first broadband network. Better.tv features over 20 channels of video information covering a comprehensive range of topics that include food, family, home, style, remodeling, entertainment, relationships, fitness, and health. Programs and videos featured on Better.tv range in length from two to 30 minutes. In addition to the stand-alone Better.tv Internet site, Better.tv is also available on BHG.com, Meredith's flagship website. BHG.com was relaunched in April 2007 with an enhanced array of Web 2.0 features including videos, recipe wikis, and blogs from 10 editorial contributors.

In June 2007, Meredith sold an ownership stake in the Living the Country Life brand to Learfield Communications, Inc. (Learfield). Meredith and Learfield then formed a joint venture and contributed their respective ownership stakes in the Living the Country Life brand. The joint venture will be managed jointly by the two companies under the name Living the Country Life, L.L.C. Meredith maintains a controlling interest in the joint venture company.

In the last three years, Meredith has expanded its reach from one international license to almost 20, including recent launches of Better Homes and Gardens China, Parents Indonesia, Fitness Indonesia, and More Indonesia. Other licensing agreements include Better Homes and Gardens Australia, Family Circle Australia, Better Homes and Gardens India, Parents China, Fitness China, More Canada, and Diabetic Living Spain. We also currently have license agreements for several Better Homes and Gardens books in Spain.

In March 2007, management committed to a restructuring plan that included the discontinuation of the print operations of Child magazine following the publication of the June/July 2007 issue.

The Company undertook a restructuring plan of Meredith Books in the fourth quarter of fiscal 2007. As part of a comprehensive performance improvement initiative, Meredith Books is refocusing operations on its core content areas of cooking, gardening, remodeling, and decorating on behalf of its own and clients' brands. Less emphasis will be placed on children's books and non-core titles.

During the third quarter of fiscal 2007, the Company announced its intent to sell WFLI, our CW affiliate serving the Chattanooga, Tennessee market. Management is currently negotiating the sale of this station.

Meredith completed the sale of KFXO, the low-power FOX affiliate serving the Bend, Oregon market in May 2007.

DESCRIPTION OF BUSINESS

Publishing

Publishing represented 78 percent of Meredith's consolidated revenues in fiscal 2007. Better Homes and Gardens, our flagship magazine, continues to account for a significant percentage of revenues and operating profit of the publishing segment and the Company.

Magazines
Information for major subscription magazine titles as of June 30, 2007, follows:

Title	Description	Frequency per Year	Year-end Rate Base	(1)

Better Homes and Gardens	Shelter and women's service	12	7,600,000

Family Circle	Women's service	15	3,800,000

Ladies' Home Journal	Women's service	12	3,800,000

Parents	Parenthood	12	2,200,000

American Baby	Parenthood	12	2,000,000

Fitness	Women's lifestyle	11	1,500,000

Country Home	Home decorating	10	1,250,000

More	Women's lifestyle (age 40+)	10	1,100,000

Traditional Home	Home decorating	8	950,000

Midwest Living	Travel and lifestyle	6	925,000

(1) Rate base is the circulation guaranteed to advertisers. Actual circulation for most of the Company's titles is tracked by the Audit Bureau of Circulations, which issues periodic statements for audited magazines.

Meredith's other subscription magazines include WOOD, Successful Farming, Siempre Mujer, and ReadyMade.

We publish approximately 180 special interest publications under approximately 80 titles, primarily under the Better Homes and Gardens and Creative Collection brands. The titles are issued from one to six times annually and sold primarily on newsstands. A limited number of subscriptions are also sold to certain special interest publications. The following titles are published quarterly or more frequently: Beautiful Homes; Before & After; Country Gardens; Creative Home; Decorating; Diabetic Living; Do It Yourself; Garden, Deck & Landscape; Garden Ideas & Outdoor Living; Heart Healthy Living; Kitchen and Bath Ideas; 100 Decorating Ideas Under $100; Quilts and More; Remodel; Renovation Style; and Scrapbooks etc.

Magazine Advertising--Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith's larger magazines offer regional and demographic editions that contain similar editorial content but allow advertisers to customize their messages to target markets or audiences. The Company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted pages). Most of the publishing segment's advertising revenues are derived from run-of-press display advertising. Meredith Corporate Sales and Marketing brings together all of the Company's publishing resources to create multi-platform marketing programs that meet each client's unique advertising and promotional requirements.

Magazine Circulation--Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the Internet, and other means are Meredith's largest source of circulation revenues. All of our subscription magazines except American Baby and Successful Farming also are sold by single copy. Single copies sold on newsstands are distributed primarily through magazine wholesalers, who have the right to receive credit from the Company for magazines returned to them by retailers.

Meredith Interactive Media
 Meredith Interactive Media has extended many of the Company's magazine brands to the Internet. In April 2007, we relaunched BHG.com, our flagship home and family site, adding significant community applications, useful tools, and video anchored by Better.tv. Today the site attracts approximately 5 million unique visitors and averages 75 million page views each month. In July 2007, we completed work on a new online portal, Parents.com, for our parenthood brands. This parenthood portal leverages the editorial strengths of Parents, American Baby, Child, and Family Circle magazines. Our websites provide sources of advertising and other revenues and serve to reduce subscription acquisition costs through online magazine subscription orders. We secured over 2.8 million online orders in fiscal 2007, an increase of nearly 40 percent over the prior year.

Other Sources of Revenues
Other revenues are derived from book sales, integrated marketing, other custom publishing projects, ancillary products and services, and brand licensing agreements.

Meredith Books--The over 400 books Meredith publishes and promotes are directed primarily at the home and family markets. They are published under the Better Homes and Gardens trademark and under licensed trademarks such as The Home Depot® books and Scotts Miracle Gro® books. Meredith also publishes books based on properties of Sandra Lee Semi-Homemade® and the Food Network® and Discovery Channel® cable networks. The books are sold through retail book and specialty stores, mass merchandisers, and other channels. During fiscal 2007, we published over 100 new or revised titles.

Meredith Integrated Marketing--Meredith Integrated Marketing is the business-to-business arm of the Company and sells a range of customer relationship marketing services including direct, database, custom publishing, digital, and word-of-mouth marketing to corporate customers, providing a revenue source that is independent of advertising and circulation. Sometimes these services are sold in conjunction with Meredith's 85 million-name database of consumers to help clients better target marketing messages according to consumers needs and interests. In fiscal 2007, Meredith acquired two digital businesses (Genex and New Media Strategies) that add complementary skills to further enhance its ability to service clients' growing online needs. Fiscal 2007 clients included DIRECTV, Nestlé, Daimler Chrysler, Carnival Cruise Lines, Charming Shoppes, Publix, Honda, and Sony.

Production and Delivery
Paper, printing, and postage costs accounted for approximately 44 percent of the publishing segment's fiscal 2007 operating expenses.

The major raw materials essential to the publishing segment are coated publication and book-grade papers. Meredith direct-purchases all of the paper for its magazine production and its custom publishing business and a majority of the paper for its book production. Average paper prices declined approximately 4 percent in fiscal 2007. The price of paper is driven by overall market conditions and is therefore difficult to predict. Management anticipates paper prices will increase over the next year due to tight supplies. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements.

Meredith has printing contracts with several major domestic printers for all of its magazine titles. The Company has a contract with a major U.S. printer for the majority of its book titles. Other titles are manufactured on a title-by-title basis by either domestic or foreign printers.

Because of the large volume of magazine and subscription promotion mailings, postage is a significant expense of the publishing segment. We continually seek the most economical and effective methods for mail delivery including cost-saving strategies that leverage worksharing opportunities offered within the postal rate structure. The United States Postal Service (USPS) followed a 5.3 percent rate increase in January of 2006 with another increase that was implemented in two parts. Postage on periodicals, which accounts for approximately 75 percent of Meredith's postage costs, was increased effective July 15, 2007. The increase for our other mail items--direct mail, replies, and bills--took effect May 14, 2007. The 2007 increases are expected to add approximately $13.2 million to the Company's annual postage costs. Meredith continues to work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases. We cannot, however, predict future changes in the efficiency of the USPS and postal rates or the impact they will have on our publishing business.

Fulfillment services for Meredith's publishing segment are provided by third parties. National magazine newsstand distribution services are provided by a third party through multi-year agreements.

Competition
Publishing is a highly competitive business. The Company's magazines, books, and related publishing products and services compete with other mass media, including the Internet, and with many other leisure-time activities. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics, advertiser results, and sales team effectiveness. Competition for readers is based principally on price, editorial content, marketing skills, and customer service. Gaining market share for newer magazines and specialty publications is extremely competitive. Competition is also intense for established titles.

Broadcasting

Broadcasting represented 22 percent of Meredith's consolidated revenues in fiscal 2007. Certain information about the Company's television stations at June 30, 2007, follows:

Station, Market	DMA National Rank (1)	Network Affiliation	Analog Channel	Expiration Date of FCC License	Average Audience Share (2)

WGCL-TV	9	CBS	46	4-1-2005 (3)	7.3%
Atlanta, GA

KPHO-TV	13	CBS	5	10-1-2006 (3)	8.7%
Phoenix, AZ

KPTV	23	FOX	12	2-1-2007 (3)	8.3%
Portland, OR

KPDX-TV	23	MyNetworkTV	49	2-1-2007 (3)	3.0%
Portland, OR

WFSB-TV	28	CBS	3	4-1-2007 (3)	13.7%
Hartford, CT
New Haven, CT

WSMV-TV	30	NBC	4	8-1-2005 (3)	11.7%
Nashville, TN

KCTV	31	CBS	5	2-1-2006 (3)	14.3%
Kansas City, MO

KSMO-TV	31	MyNetworkTV	62	2-1-2006 (3)	2.3%
Kansas City, MO

WHNS-TV	36	FOX	21	12-1-2004 (3)	6.3%
Greenville, SC
Spartanburg, SC
Asheville, NC

KVVU-TV	43	FOX	5	10-1-2006 (3)	5.7%
Las Vegas, NV

WNEM-TV	66	CBS	5	10-1-2005 (3)	16.3%
Flint, MI
Saginaw, MI
Bay City, MI

WFLI-TV (4)	86	CW	53	8-1-2013	1.3%
Chattanooga, TN

WSHM-LP	109	CBS	67	4-1-2007 (3)	9.7%
Springfield, MA
Holyoke, MA

(1)	Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2006-2007 DMA ranking.

(2)

Average audience share represents the estimated percentage of households using television tuned to the station. The percentages shown reflect the average total day shares (9:00 a.m. to midnight) for the November 2006, February 2007, and May 2007 measurement periods.

(3)	Renewal application pending. Under FCC rules, a license is automatically extended pending FCC processing and granting of the renewal application.

(4)	In fiscal 2007, Meredith announced its intent to sell WFLI-TV.

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

Typically 30 to 40 percent of a market's television advertising revenue is generated by local newscasts. Station personnel are continually working to grow their news ratings, which in turn will augment revenues. While the late night newscast continues to generate the most revenue, early morning broadcasts are also growing news viewers and revenues. We have added local morning newscasts at our Atlanta and Greenville stations and expanded our local morning programming in Nashville, Kansas City, Las Vegas, and Portland during the past year.

The national network affiliations of Meredith's 13 television stations influence advertising rates. Generally a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs. Network-affiliated stations generally pay networks for certain programming such as professional football. The Company's FOX affiliates pay the FOX network for additional advertising spots in prime-time programming.

The Company's affiliation agreements for its six CBS affiliates have expiration dates that range from April 2010 to December 2016. Affiliation agreements for our two MyNetworkTV affiliates expire at the end of the 2011-2012 broadcast season, the CW affiliation agreement expires at the end of the 2016-2017 broadcast season, and the agreement for our NBC affiliate expires in December 2013. The Company is currently renegotiating a renewal of the affiliation agreements, which expired in June 2007, for our three FOX-affiliated stations. Several of our stations are broadcasting a second programming stream on their digital channel. Our Las Vegas, Phoenix, and Hartford stations are broadcasting a weather channel, our Nashville station is broadcasting Telemundo network programming, and Flint-Saginaw has a MyNetworkTV affiliate that airs Detroit Tiger and Piston games. While Meredith's relations with the networks historically have been excellent, the Company can make no assurances they will remain so over time.

The costs of locally produced programming and purchased syndicated programming are significant. Syndicated programming costs are based largely on demand from stations in the market and can fluctuate significantly. The Company continues to increase its locally produced news and entertainment programming to control content and costs and to attract advertisers.

Meredith has been successful in creating nontraditional revenue streams in the broadcasting segment. Our unique Cornerstone programs differentiate Meredith from other local television broadcasters. These programs leverage our publishing brands by packaging content from our magazines with print and on-air advertising from local advertisers. We more than doubled our Internet revenues in fiscal 2007. We improved the look of our websites and hired dedicated Internet content employees and Internet sellers at each station to drive more traffic to the sites and generate more revenues. All of our Broadcasting station websites were expanded and enhanced in fiscal 2007. Our television station sites experienced strong growth in average monthly page views, up more than 60 percent, and in unique visitors, up nearly 40 percent.

We also are beginning to see increasing revenues from retransmission fees. Most retransmission fees are from satellite providers, but we are collecting more revenues from smaller cable systems in our markets and expect to receive fees from phone companies entering the local cable market as well. Most of our retransmission consent agreements with major cable operators expire during fiscal 2009. Thus a full year of revenues from renegotiated agreements will be reflected in our fiscal 2010 financial statements. Over time, we expect retransmission fees to considerably exceed our historical network compensation.

In fiscal 2006, we formed Meredith Video Solutions to take advantage of the broadcasting segment's video production capabilities as another means of capitalizing on magazine content and brand strength. Meredith Video Solutions works across both our publishing and broadcasting operations to turn the wealth of knowledge and information we have at Better Homes and Gardens, Ladies' Home Journal, More, and other magazines into video content. This video content can then be distributed across multiple platforms. Meredith Video Solutions has increased production of broadcast-quality video for use by Meredith's television stations and websites, and is producing custom video for clients as well.

In fiscal 2007, Meredith Video Solutions launched Better.tv, our first broadband video network, and then launched Parents.tv in July 2007. Both video networks offer multiple-themed 'channels' that a visitor can click on to find dozens of short videos on related subjects. In September 2007, Meredith Video Solutions will begin producing our BETTER television show, which has been very successful in Portland and Las Vegas. The show will be aired on eight Meredith stations and a handful of non-Meredith stations.

Competition
Meredith's television stations and radio station compete directly for advertising dollars and programming in their respective markets with other local television stations, radio stations, and cable and satellite television providers. Other mass media providers such as newspapers and their websites are also competitors. Advertisers compare market share, audience demographics, and advertising rates and take into account audience acceptance of a station's programming, whether local, network, or syndicated.

Regulation
Television and radio broadcasting operations and ownership are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934 as amended (Communications Act) and the rules and policies of the FCC (FCC Regulations). Among other things, the FCC allots channels for television and radio broadcasting; determines the particular frequencies, locations, and operating power of television and radio stations; issues, renews, and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content, employment practices, and business of stations; and has the power to impose penalties, including license revocations, for violations of its rules or the Communications Act.

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

In early 2003, Congress enacted a national television ownership cap that allows one entity to own an unlimited number of television stations, provided these stations together do not reach more than 39 percent of U.S. television households. As of June 30, 2007, the Company's television household coverage was less than eight percent (per the FCC calculation method).

In June 2003, the FCC adopted several significant changes to its media ownership restrictions. These changes eased restrictions on the combination of television stations, radio stations, and newspapers that a single entity could own in a local market. In September 2003, a federal appeals court stayed the effective date of these new media ownership regulations and, in June 2004, remanded certain aspects of the June 2003 action to the FCC for further proceedings and continued the stay. In June 2005, the U.S. Supreme Court declined to review the appellate court's decision. In July 2006, the FCC commenced a proceeding to address the issues raised by the appellate court and to embark upon other possible revisions to the ownership rules. The Company is unable to predict the outcome of these proceedings, which are likely to continue into 2008. If the FCC modifies the current restrictions, it could present opportunities for the Company to acquire additional properties in markets it currently serves.

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

On February 1, 2006, Congress passed the Digital Television Transition and Public Safety Act (DTV Act), and set February 17, 2009, as the deadline for the digital television (DTV) transition. The purpose of the DTV Act is to prepare U.S. consumers for the end of free, over-the-air, analog broadcasts. Most full power television stations will continue broadcasting both analog and digital programming until February 17, 2009, when all analog broadcasting from full power television stations will cease. After that date, owners of analog televisions receiving over-the-air programming will need to purchase converter boxes to convert digital broadcasts into analog format. The federal government is going to subsidize the purchase of these digital-to-analog converter boxes. The law allows the proceeds from the auction of returned analog television spectrum to be used for other national communications priorities.

All of the Company's television stations with the exception of WSHM, which is a low-power station and therefore not subject to these requirements, are currently transmitting DTV signals on their assigned digital channels.

The information provided in this section is not intended to be inclusive of all regulatory provisions currently in effect. Statutory provisions and FCC regulations are subject to change, and any such changes could affect future operations and profitability of the Company's broadcasting segment. Management cannot predict what regulations or legislation may be adopted, nor can management estimate the effect any such changes would have on the Company's television and radio broadcasting operations.

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one-year terms each November. The current executive officers of the Company are:

Stephen M. Lacy--President and Chief Executive Officer (2006-present) and a director of the Company since 2004. Formerly President and Chief Operating Officer (2004-2006), President-Publishing Group (2000-2004), President-Interactive and Integrated Marketing Group (2000), and Vice President-Chief Financial Officer (1998-2000). Age 53.

John H. (Jack) Griffin, Jr.--President-Publishing Group (2004-present). Formerly President-Magazine Group (2003-2004). From 1999 to 2003, Mr. Griffin served as President of Parade Publications, Inc. and Publisher of Parade magazine. Age 47.

Paul A. Karpowicz--President-Broadcasting Group (2005-present). Prior to joining Meredith, Mr. Karpowicz spent 16 years with LIN Television Corporation and in 1994 was named Vice President-Television for LIN's 23 properties in 14 markets. Mr. Karpowicz served on LIN's Board of Directors from 1999 to 2005. Age 54.

Suku V. Radia--Vice President-Chief Financial Officer (2000-present). Age 56.

John S. Zieser--Chief Development Officer/General Counsel and Secretary (2006-present). Formerly Vice President-Corporate Development/General Counsel and Secretary (2004-2006), Vice President-Corporate and Employee Services/General Counsel and Secretary (2002-2004), and Vice President-General Counsel and Secretary (1999-2002). Age 48.

EMPLOYEES

As of June 30, 2007, the Company had approximately 3,040 full-time and 120 part-time employees. Only a small percentage of our workforce is unionized. We consider relations with our employees to be good.

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

AVAILABLE INFORMATION

The Company's corporate website is www.meredith.com. Meredith makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after such documents are electronically filed or furnished to the SEC. Meredith also makes available on its website its corporate governance information including charters of all of its Board Committees, its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, its Code of Ethics for CEO and Senior Financial Officers, and its Bylaws. Copies of such documents are also available free of charge upon written request.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections titled Item 1A-Risk Factors and Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our SEC filings and elsewhere. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such factors include, but are not limited to, those items described in Item 1A-Risk Factors below, those identified elsewhere in this document, and other risks and factors identified from time to time in our SEC filings. We have tried, where possible, to identify such statements by using words such as believe, expect, intend, estimate, anticipate, will, likely, project, plan, and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates, and assumptions regarding future events and are applicable only as of the dates of such statements. Readers are cautioned not to place undue reliance on such forward-looking statements that are part of this filing; actual results may differ materially from those currently anticipated. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1A.  RISK FACTORS

In addition to the other information contained or incorporated by reference into this Form 10-K, investors should consider carefully the following risk factors when investing in our securities. In addition to the risks described below, there may be additional risks that we have not yet perceived or that we currently believe are immaterial.

Advertising represents the largest portion of our revenues.  Approximately 60 percent of our revenues are derived from advertising. Advertising constitutes about half of our publishing segment revenues and almost all of our broadcasting segment revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, for example the Internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising or suppress advertising rates.

Circulation revenues represent a significant portion of our revenues.  Magazine circulation is another significant source of revenue, representing 21 percent of total revenues and 27 percent of publishing segment revenues. Preserving circulation is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase.

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

Paper and postage prices may be difficult to predict or control.  Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2007, these expenses accounted for approximately 28 percent of the publishing segment's operating costs. Paper is a commodity and its price has been subject to significant volatility. Historically, we have been able to realize favorable paper pricing through volume discounts and multi-year contracts; however, all of our paper supply contracts currently provide for price adjustments based on prevailing market prices. The USPS distributes substantially all of our magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will contain rate increases, we cannot predict with certainty the magnitude of future price changes in paper and postage. Further, we may not be able to pass such increases on to our customers.

World events may result in unexpected adverse operating results for our broadcasting segment.  Our broadcasting results could be affected adversely by world events such as wars, political unrest, acts of terrorism, and natural disasters. Such events can result in significant declines in advertising revenues as the stations will not broadcast, or will limit broadcasting, of commercials during times of crisis. In addition, our stations may have higher newsgathering costs related to coverage of the events.

Our broadcasting operations are subject to FCC regulation.  Our broadcasting stations operate under licenses granted by the FCC. The FCC regulates many aspects of television station operations including employment practices, political advertising, indecency and obscenity, programming, signal carriage, and various technical matters. Violations of these regulations could result in penalties and fines. Changes in these regulations could impact the results of our operations. The FCC also regulates the ownership of television stations. Changes in the ownership rules could affect our ability to consummate future transactions. It is uncertain how the FCC-mandated transition to DTV will affect viewership. Details regarding regulation and its impact on our broadcasting operations are provided in Item 1-Business beginning on page 6.

Loss of affiliation agreements could adversely affect operating results for our broadcasting segment.  Our broadcast television station business owns and operates 13 television stations.

Six are affiliated with CBS, three with FOX, two with MyNetworkTV, one with NBC, and one with CW. These television networks produce and distribute programming in exchange for each of our stations' commitment to air the programming at specified times and for commercial announcement time during the programming. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues.

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

We could incur non-cash charges due to the impairment of goodwill and intangible assets.  We test our goodwill and intangible assets, including FCC licenses, for impairment during the fourth quarter of every fiscal year and on an interim basis if indicators of impairment exist. If the fair value of a reporting unit or an intangible asset declines, a potentially material non-cash impairment charge could be incurred.

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

The publishing segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue and 375 Lexington Avenue in New York, NY. The New York facilities are used primarily as advertising sales offices for all Meredith magazines and as headquarters for Ladies' Home Journal, Family Circle, Parents, Fitness, More, Siempre Mujer, and the American Baby Group properties. The publishing segment also maintains leased sales offices in Chicago, IL; Detroit, MI; Los Angeles, CA; and San Francisco, CA. These offices are adequate for their intended use.

The broadcasting segment operates from facilities in the following locations: Atlanta, GA; Phoenix, AZ; Beaverton, OR; Rocky Hill, CT; Nashville, TN; Fairway, KS; Greenville, SC; Henderson, NV; Springfield, MA; Saginaw, MI; and Chattanooga, TN. All of these properties are adequate for their intended use. The properties in Springfield and Chattanooga are leased while the other properties are owned by the Company. Each of the broadcast stations also maintains one or more owned or leased transmitter sites.

ITEM 3.  LEGAL PROCEEDINGS

There are various legal proceedings pending against the Company arising from the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of shareholders since the Company's last annual meeting held on November 8, 2006.

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

	High	Low	Dividends
Fiscal 2006
First Quarter	$51.10	$48.11	$0.140
Second Quarter	52.64	47.60	0.140
Third Quarter	56.83	51.55	0.160
Fourth Quarter	56.83	46.50	0.160

	High	Low	Dividends
Fiscal 2007
First Quarter	$50.59	$45.04	$0.160
Second Quarter	57.29	49.18	0.160
Third Quarter	60.39	55.68	0.185
Fourth Quarter	63.41	57.25	0.185

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased its dividend in each of the last 14 years. It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2007, there were approximately 1,360 holders of record of the Company's common stock and 783 holders of record of Class B stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended June 30, 2007.
Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under the programs
April 1 to April 30, 2007	119,658	$ 57.85	119,658	3,659,458
May 1 to May 31, 2007	42,977	59.35	42,977	3,616,481
June 1 to June 30, 2007	13,817	62.67	13,817	3,602,664
Total	176,452	58.59	176,452	3,602,664

1.	Total number of shares purchased includes the following purchases of Class B stock: 232 shares in April 2007, 1,172 shares in May 2007, and 4,559 shares in June 2007; and the following shares withheld upon the exercise of stock options: 13,996 in April 2007, 15,005 in May 2007, and 4,690 in June 2007.

In May 2006, Meredith announced the Board of Directors had authorized the repurchase of up to 2.5 million additional shares of the Company's common stock through public and private transactions.

In August 2006, Meredith announced the Board of Directors had authorized the repurchase of up to 3.0 million additional shares of the Company's common stock through public and private transactions.

For more information on the Company's share repurchase program, see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading Share repurchase program on page 32.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the years 2003 through 2007 is contained under the heading "Eleven-Year Financial History with Selected Financial Data" beginning on page 76 and is derived from consolidated financial statements for those years audited by KPMG LLP, an independent registered public accounting firm. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

MD&A should be read in conjunction with the other sections of this Form 10-K, including Item 1-Business, Item 6-Selected Financial Data, and Item 8-Financial Statements and Supplementary Data. MD&A contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Item 1A-Risk Factors.

EXECUTIVE OVERVIEW

Meredith is one of the nation's leading media and marketing companies, one of the leading magazine publishers serving women, and a broadcaster with television stations in top markets such as Atlanta, Phoenix, and Portland. Each month we reach more than 85 million American consumers through our magazines, books, custom publications, websites, and television stations. Our businesses serve well-defined readers and viewers, deliver the messages of advertisers, and extend our brand franchises and expertise to related markets. Our products and services distinguish themselves on the basis of quality, customer service, and value that can be trusted.

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 13 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2007, publishing accounted for 78 percent of the Company's $1.6 billion in revenues while broadcasting revenues contributed 22 percent.

Meredith is committed to building value for its shareholders. We have three primary growth strategies. The first is to increase our online presence and develop new revenue streams. This strategy entails a significant commitment to expanding our online businesses. We continue to build our presence online, driving revenue growth across our interactive properties. Our web-based corporate marketing activity continues to grow as we cultivate existing client relationship opportunities while expanding our capabilities through online marketing acquisitions. The second strategy is to expand our powerful publishing base by broadening our magazine portfolio, extending and developing our brands, capturing the potential in the Hispanic market, and expanding our custom marketing businesses. Our primary focus has been on acquiring properties targeted at women between the ages of 30 and 40. Topics of interest to this age group include fitness, health, and parenting. The third strategy is to strengthen our broadcasting business by improving ratings and share especially for newscasts, aggressively selling the improved ratings, creating additional revenue sources, and managing costs. We continue to create a strong local news culture, which is driving ratings and audience share gains. Key to our broadcasting strategy is expanding our local presence and maximizing local advertising revenues. An emphasis is locally produced programming, which is generally more profitable than either syndicated or network programming.

We continued to execute these strategies in fiscal 2007. In November 2006, the Company acquired ReadyMade, a multimedia brand targeting adults in their 20s and 30s. Meredith also strengthened its consumer and custom marketing interactive capabilities through the acquisition of three online businesses: Genex, an interactive marketing services firm that specializes in online customer relationship marketing; New Media Strategies, an interactive word-of-mouth marketing firm; and Healia, a consumer health search engine specializing in finding high quality and personalized health information online. In April 2007, Meredith launched Better.tv, our first broadband network; in July 2007, we launched Parents.tv.

PUBLISHING

Advertising revenues made up 50 percent of fiscal 2007 publishing revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 27 percent of fiscal 2007 publishing revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. In the short term, subscription revenues, which accounted for 70 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. A key factor in Meredith's subscription success is our industry-leading database. It contains approximately 85 million entries that include information about three-quarters of American homeowners, providing an average of 700 data points on each name. This size and depth is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 23 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing, product sales, and other related activities. Meredith Integrated Marketing offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers, both in printed and digital forms. These revenues generally are affected by the same economic factors that affect advertising revenues.

Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented approximately 44 percent of the segment's operating expenses in fiscal 2007. The price of paper can vary significantly year to year on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The production of our publications is outsourced to printers. We typically have multi-year contracts for the production of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS increased rates in 2006 followed by a two-part increase in 2007. Meredith works with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases.

Employee compensation, which includes benefits expense, represented approximately 21 percent of publishing's operating expenses in fiscal 2007. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. The remaining 35 percent of fiscal 2007 publishing expenses included costs for magazine newsstand and book distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

BROADCASTING

Broadcasting derives almost all of its revenues-98 percent in fiscal 2007-from the sale of advertising both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services, and other services.

The stations sell advertising to both local/regional and national accounts. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Meredith has also developed its Cornerstone program to leverage our publishing brands. The program packages material from our national magazines with local advertising to create customized mini-magazines delivered to targeted customers in the markets our television stations serve. We have generated additional revenues from Internet activities and programs focused on local interests such as community events and college and professional sports.

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

Broadcasting's major expense categories are employee compensation and programming costs. Employee compensation represented 49 percent of broadcasting's operating expenses in fiscal 2007 and is affected by the same factors noted for publishing. Programming rights amortization expense represented 12 percent of this segment's fiscal 2007 expenses. Programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 39 percent of broadcasting's fiscal 2007 operating expenses.

FISCAL 2007 FINANCIAL HIGHLIGHTS

  Company revenues increased 3 percent. Record political advertising revenues at our television stations countered declines in publishing's circulation revenues.

  Broadcasting revenues and operating profit increased 11 percent and 20 percent, respectively. Publishing revenues increased 2 percent while operating profits were up 3 percent.

  In March 2007, Management committed to a restructuring plan that included the discontinuation of the print operations of Child magazine. In connection with this plan, the Company recorded pre-tax restructuring charges of $12.1 million including the write-down of various assets of Child magazine of $5.4 million, personnel costs of $3.5 million, vacated lease space accrual of $3.0 million, and other accruals of $0.2 million.

  A non-cash impairment charge of $2.8 million was recorded in March 2007 to reduce goodwill and other identifiable intangible assets of our broadcast station in Chattanooga to their fair value less cost to sell based on the planned sale of the station.

  During the fourth quarter, the Company recorded a pre-tax restructuring charge of $3.4 million attributable to refocusing its book operations. As part of a comprehensive performance improvement initiative, Meredith Books is refocusing operations on its core content areas of cooking, gardening, remodeling, and decorating on behalf of its own and clients' brands. Less emphasis will be placed on children's books and non-core titles.

  An income tax benefit of $9.4 million was recognized in the third quarter as a result of the resolution of a tax contingency related to a loss on the sale of stock in Craftways, a business sold in fiscal 2003.

  Diluted earnings per share increased 16 percent to $3.31 from $2.86 in fiscal 2006.

  We generated $210.5 million in operating cash flows in fiscal 2007. We invested $30.3 million in strategic acquisitions, and we spent $42.6 million on capital improvements. We reduced long-term debt $90.0 million and spent $58.7 million to repurchase approximately 1.1 million shares of our common stock. The quarterly dividend was increased 16 percent from 16 cents per share to 18.5 cents per share effective with the March 2007 payment.

RESULTS OF OPERATIONS

Years ended June 30,	2007	Change	2006	Change	2005
(In millions except per share data)
Total revenues	$1,616.0	3%	$1,561.5	28%	$1,217.3
Costs and expenses	1,282.8	3%	1,249.2	31%	954.5
Depreciation and amortization	45.0	-	45.1	29%	35.0
Total operating expenses	1,327.8	3%	1,294.3	31%	989.5
Income from operations	$288.2	8%	$267.2	17%	$227.8
Earnings from continuing operations	$168.8	16%	$145.2	13%	$128.0
Net earnings	$162.3	12%	$144.8	12%	$129.0
Diluted earnings per share from
continuing operations	$3.44	20%	$2.87	15%	$2.50
Diluted earnings per share	$3.31	16%	$2.86	13%	$2.52

OVERVIEW

Following are descriptions of the significant acquisitions and accounting changes that have affected the comparability of Meredith's results of operations over the last three fiscal years. Also included is a discussion of our rationale for the use of financial measures that are not in accordance with accounting principles generally accepted in the United States of America (GAAP), or non-GAAP financial measures, and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the publishing and broadcasting segments and an analysis of our consolidated results of operations for the last three fiscal years.

Acquisitions

In January 2007, Meredith acquired Genex and New Media Strategies. In April 2006, the Company acquired O'Grady Meyers, and on July 1, 2005, Meredith purchased Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child, and Ser Padres (collectively referred to as the G+J Consumer Titles). The operations of the acquired properties have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the consolidated financial statements for further information.

Accounting Changes

Share-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The Company adopted SFAS 123R effective October 1, 2004, using the modified retrospective transition method. As a result, in fiscal 2005, we recorded a cumulative effect of a change in accounting principle of $1.5 million ($0.9 million after tax), or $0.02 per share, to reduce compensation expense recognized in previous periods for the estimated forfeitures of outstanding awards. See Note 10 to the consolidated financial statements for additional information related to share-based compensation expense.

Discontinued Operations

Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in MD&A relates to continuing operations. Therefore, results of Child magazine, KFXO, and WFLI are excluded for all periods covered by this report.

Use of Non-GAAP Financial Measures

Our analysis of broadcasting segment results includes references to earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our broadcasting segment. EBITDA is a common alternative measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Broadcasting segment EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

We believe the non-GAAP measures used in MD&A contribute to an understanding of our financial performance and provide an additional analytic tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Trends and Uncertainties

Advertising demand is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Advertising revenues accounted for approximately 60 percent of total revenues in fiscal 2007. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates and, over time, television programming rights. The Company's cash flow from operating activities, its primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

PUBLISHING

The following discussion reviews operating results for our publishing segment, which includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The publishing segment contributed 78 percent of Meredith's revenues and 67 percent of the combined operating profit from publishing and broadcasting operations in fiscal 2007.

The publishing segment achieved record revenues and operating profit in fiscal 2007. Revenues grew 2 percent and operating profit increased 3 percent. Publishing operating results for the last three fiscal years were as follows:

Years ended June 30,	2007	Change	2006	Change	2005
(In millions)
Revenues	$1,268.2	2%	$1,246.8	37%	$908.8
Operating expenses	1,048.4	1%	1,033.9	41%	734.5
Operating profit	$219.8	3%	$212.9	22%	$174.3

In the following discussion, references to comparable results for fiscal 2006 as compared to fiscal 2005 exclude the impact of the acquisition of the G+J Consumer Titles that occurred on July 1, 2005.

Publishing Revenues

The 2 percent increase in publishing revenues in fiscal 2007 followed a 37 percent increase in fiscal 2006. On a comparable basis, publishing revenues increased 6 percent in fiscal 2006. The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2007	Change	2006	Change	2005
(In millions)
Revenues
Advertising	$639.4	3%	$618.6	43%	$431.5
Circulation	335.7	(7)%	360.1	48%	243.6
Other	293.1	9%	268.1	15%	233.7
Total revenues	$1,268.2	2%	$1,246.8	37%	$908.8

Advertising Revenue
The next table presents advertising page information according to Publishers Information Bureau for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,		2007	Change	2006	Change	2005
Better Homes and Gardens		2,000	(2)%	2,031	(2)%	2,063
Family Circle [1]		1,775	18%	1,498	-	-
Ladies' Home Journal		1,524	(2)%	1,547	4%	1,484
Parents [1]		1,395	(4)%	1,458	-	-
More		1,203	16%	1,039	14%	911
Traditional Home		895	(6)%	948	1%	934
Country Home		826	(12)%	940	3%	915
Fitness [1]		799	(4)%	832	-	-
Midwest Living		792	(5)%	832	(3)%	858
American Baby		631	(13)%	727	3%	706
1.	Acquired July 1, 2005

Magazine advertising revenues increased 2 percent in fiscal 2007. Though magazine advertising revenues declined 1 percent in the first half of the fiscal year, they increased 5 percent in the second half. Total advertising pages were up in the low-single digits on a percentage basis with considerable variability in advertising performance among titles. Continued strong gains in special interest publications were more than offset by ongoing weakness in our parenthood titles (Parents and American Baby). Combined ad pages and ad revenues for our women's service titles (Better Homes and Gardens, Family Circle, and Ladies' Home Journal) were up in the mid-single digits on a percentage basis. Ad pages for More were up in the mid-teens while ad revenues were up about 25 percent. For our Hispanic titles (Siempre Mujer and Ser Padres), ad pages and revenues were up strongly in fiscal 2007. Fitness ad pages and revenues were down in the mid-single digits; however, there were two fewer issues in fiscal 2007 than in fiscal 2006. Combined advertising pages and revenues for our home decorating titles (Country Home and Traditional Home) declined in the high-single digits on a percentage basis. Combined advertising pages and revenues for the remaining three titles (Midwest Living, Successful Farming, and Wood) were down in the mid-to-high single digits. Among core advertising categories, pharmaceutical, food and beverage, household supplies, and non-prescription remedies showed strength while demand was weaker for toiletries and cosmetics, financial services, automotive, and consumer electronics and technology.

Online advertising revenues in our interactive media operations contribute a small, but rapidly growing, percentage to total publishing advertising revenues. In fiscal 2007, online advertising revenues increased almost 50 percent due to increased market demand.

Comparable advertising revenues increased 5 percent in fiscal 2006. Advertising revenues continued to be volatile throughout the fiscal year with growth in the mid-teens on a percentage basis in the second quarter and in the low-to-mid-single digits in the first, third, and fourth fiscal quarters. Comparable advertising pages also increased 5 percent in fiscal 2006 while average net revenues per page were down slightly. Advertising pages for Better Homes and Gardens were down slightly and pages for Ladies' Home Journal increased 4 percent in fiscal 2006. Advertising pages for our mid-size titles, More, Traditional Home, Country Home, Midwest Living, and American Baby, increased 6 percent in fiscal 2006. Advertising categories showing strength in fiscal 2006 included the pharmaceutical category as well as the financial services, direct response, cosmetics, and food categories. Advertising was weaker in the home, automotive, retail, and non-direct-to-consumer categories.

Comparable online advertising revenues, while a small percentage of total advertising, increased 56 percent in fiscal 2006 due to increased traffic, price increases, and more efficient use of advertising inventory.

Circulation Revenues
Magazine circulation revenues decreased 7 percent in fiscal 2007, reflecting declines in both subscription and newsstand revenues. Subscription revenues were down in the mid-single digits while newsstand revenues were down in the high-single digits. A decrease in subscription revenues was anticipated due to a series of previously announced strategic initiatives taken to improve long-term subscription contribution including the Company selling fewer subscriptions to Ladies' Home Journal due to the reduction in its rate base in January 2007 and the Company's ongoing initiative to move the G+J Consumer Titles to our direct-to-publisher circulation model. The decrease in newsstand revenues was primarily due to the lowering of the newsstand price of Family Circle in the third quarter of the prior year and to two fewer issues of Fitness as compared to the prior year due to its reduction in frequency from 12 issues annually to 11 annually and due to the changing of its on-sale dates.

Comparable fiscal 2006 magazine circulation revenues rose 3 percent. Newsstand revenues increased 9 percent despite industry-wide weakness. The increase in newsstand revenues was primarily due to an increase in the number of special interest publications, partially offset by a decrease in average sales per issue. In late fiscal 2006, we took action to improve the financial performance of our special interest publications by adjusting our retail trade strategy, implementing a new wholesaler incentive plan, and eliminating approximately 20 marginal publications. Subscription revenues increased slightly because of higher sales of newer titles such as More, partially offset by lower average revenues for several titles due to an increase in the term of direct mail offers.

Other Revenues
 Other publishing revenues increased 9 percent in fiscal 2007 primarily reflecting growth due to acquisitions in our integrated marketing operations and increased revenues from other magazine revenue sources such as magazine custom projects. Integrated marketing revenues increased over 25 percent primarily due to the revenues from the online marketing companies acquired in the last fifteen months. These increases were partially offset by decreases in revenues at Meredith Books. Book revenues declined 9 percent primarily due to fewer new book releases.

Comparable fiscal 2006 other publishing revenues increased 11 percent, primarily reflecting strong new business growth in Meredith Books and Meredith Integrated Marketing operations. Meredith Books grew revenues in the mid-teens in fiscal 2006 and benefited from strong sales of the "Pink Plaid" Better Homes and Gardens Cook Book that supports the Susan G. Komen Breast Cancer Foundation, The Sonoma Diet, and several children's books. The publication of license-branded books was a significant factor in the growth of our book business although we experienced higher return rates for licensed products than for our internally developed brands.

Publishing Operating Expenses

Publishing operating costs increased 1 percent from fiscal 2006. Employee compensation costs were up as a result of higher staff levels primarily to support the increased sales and marketing activity and the growth in the interactive business, additional headcount due to the integrated marketing acquisitions, higher compensation levels due to annual merit increases, and higher performance-based incentive expense. Also affecting the year was the bad debt charge recorded in the second quarter of fiscal 2007 associated with the bankruptcy filing of a book distributor. Partially offsetting the cost increases were lower paper costs. Paper prices declined 4 percent in fiscal 2007. While postal rates did not contribute significantly to fluctuations in fiscal 2007expenses, recent rate increases will have greater impact in fiscal 2008. The rate increase for periodicals, which account for approximate 75 percent of Meredith's postage costs, took effect on July 15, 2007. The rate increase for Meredith's other mail items - direct mail, replies, and bills - took effect on May 14, 2007. In aggregate, the increases are expected to add approximately $13.2 million to Meredith's annual postage costs.

Excluding G+J Consumer Titles' operating costs, publishing costs increased 6 percent in fiscal 2006. The higher comparable costs reflected volume-related increases in paper and production costs as well as an increase in postage effective January 2006 and a 10 percent increase in average paper prices. Higher employee compensation costs were another contributing factor. Comparable employee compensation costs increased in the high-single digits on a percentage basis, reflecting higher staff levels primarily to support the growth at both our interactive media and integrated marketing businesses, higher salary levels due to annual merit adjustments, and increased commission and share-based compensation expenses.

Publishing Operating Profit

Publishing operating profit increased 3 percent in fiscal 2007. The primary factors were higher advertising revenues, strong profit growth in Meredith Interactive Media, and increased operating profit earned by our online acquisitions within Meredith Integrated Marketing. These improvements were partially offset by decreased magazine circulation contribution and lower book operating profits.

The 22 percent increase in fiscal 2006 (5 percent on a comparable basis) was due primarily to the addition of the G+J Consumer Titles and strong profit growth in Meredith Interactive Media and Meredith Integrated Marketing, partially offset by lower operating results in our existing women's service field titles. Continued weakness in our special interest publications also reduced operating profit in fiscal 2006.

BROADCASTING

The following discussion reviews operating results for the Company's broadcasting segment, which currently consists of 13 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. The broadcasting segment contributed 22 percent of Meredith's revenues and 33 percent of the combined operating profit from publishing and broadcasting operations in fiscal 2007.

Revenues grew 11 percent in fiscal 2007, leading to a 20 percent increase in operating profit. The revenue increase reflected record political advertising and increased online revenues. Operating costs rose 7 percent, reflecting higher costs for investments in local news programming. Broadcasting operating results for the last three fiscal years were as follows:

Years ended June 30,	2007	Change	2006	Change	2005
(In millions)
Revenues	$347.8	11%	$314.7	2%	$308.5
Operating expenses	241.0	7%	225.9	2%	222.1
Operating profit	$106.8	20%	$88.8	3%	$86.4

Broadcasting Revenues

Broadcasting revenues increased 11 percent in fiscal 2007 and 2 percent in fiscal 2006. The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2007	Change	2006	Change	2005
(In millions)
Revenues
Non-political advertising	$309.3	2%	$303.5	7%	$283.7
Political advertising	33.2	761%	3.9	(79)%	18.7
Other	5.3	(28)%	7.3	19%	6.1
Total revenues	$347.8	11%	$314.7	2%	$308.5

Fiscal 2007 net political advertising revenues related primarily to the November 2006 mid-term elections totaled $33.2 million compared with $3.9 million in net political advertising revenues in the prior year. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues increased 2 percent. Local non-political advertising revenues increased 4 percent while national non-political advertising revenues declined 3 percent. Most of our stations have improved their ratings, especially ratings for local newscasts, over the last four years. Our stations' sales staffs have worked aggressively to translate ratings gains into higher revenues, and we believe their efforts were a significant factor in the improvement in local non-political advertising revenues. Online advertising, a small but growing percentage of broadcasting advertising revenues, more than doubled due primarily to redesigned station websites and additional dedicated online advertising sales personnel.

Fiscal 2006 net political advertising revenues declined 79 percent, or nearly $15 million. Non-political advertising revenues increased 7 percent, reflecting gains of 9 percent in the local market and 2 percent in national advertising sales. Local newscasts typically account for 30 to 40 percent of a major network-affiliated television station's advertising revenues. Most of our stations have recorded strong growth in advertising revenues from unique direct-to-consumer advertising and marketing programs, some of which use content from our well-known magazine titles. The increase in other revenues of 19 percent was due primarily to increases in Internet revenues and retransmission fees.

Broadcasting Operating Expenses

Fiscal 2007 broadcasting costs increased 7 percent due primarily to higher incentive accruals and other employee compensation costs as well as increased repairs and maintenance and legal expenses. In addition, there were increased expenses related to news expansions, online enhancements, and video initiatives. Broadcasting recorded, in the fourth quarter of fiscal 2007, an impairment charge of $1.0 million on the Hartford building that we vacated when we relocated to our newly constructed facility.

Broadcasting expenses increased 2 percent in fiscal 2006. Investments in local news programming costs and more aggressive sales and promotion efforts more than offset reductions in broadcast program rights amortization. The investments in news programming and in sales and promotion efforts were reflected in increased payroll and commission-based compensation costs. Operating cost increases also reflected a 3 percent increase in depreciation. Over the last several years, we have been working to reduce the cost of broadcasting program rights without sacrificing programming quality, and these efforts continue to yield financial benefits.

Broadcasting Operating Profit

Broadcasting operating profit increased 20 percent in fiscal 2007 as revenues grew 11 percent and costs rose 7 percent. In fiscal 2006, revenues and operating expenses each increased by 2 percent while operating profit improved 3 percent.

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

Years ended June 30,	2007	Change	2006	Change	2005
(In millions)
Revenues	$347.8	11%	$314.7	2%	$308.5
Operating profit	$106.8	20%	$88.8	3%	$86.4
Depreciation and amortization	24.2	2%	23.7	3%	23.0
EBITDA	$131.0	16%	$112.5	3%	$109.4
EBITDA margin	37.7%		35.8%		35.5%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three years were as follows:

Years ended June 30,	2007	Change	2006	Change	2005
(In millions)
Unallocated corporate expenses	$34.9	1%	$34.6	5%	$32.9

Unallocated corporate expenses increased 1 percent as decreases in incentive-based and share-based compensation, consulting fees, and medical benefits expenses were offset by a pension settlement charge recorded in the fourth quarter of fiscal 2007.  Excluding the pension settlement charge, unallocated corporate expenses decreased 16 percent.

Unallocated corporate expenses increased 5 percent in fiscal 2006, reflecting an increase in consulting fees in connection with our strategic sourcing initiative, the immediate expensing of share-based compensation awards for retirement eligible employees, and higher employee compensation costs due to annual salary merit adjustments. These increases were partially offset by declines in professional fees and reduced postretirement benefits other than pension expense.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2007	Change	2006	Change	2005
(In millions)
Production, distribution, and editorial	$662.2	1%	$656.2	25%	$523.7
Selling, general, and administrative	617.1	4%	593.0	38%	430.8
Depreciation and amortization	45.0	-	45.1	29%	35.0
Restructuring charges, Book Group	3.4	-	-	-	-
Operating expenses	$1,327.7	3%	$1,294.3	31%	$989.5

Production, Distribution, and Editorial Costs
Fiscal 2007 production, distribution, and editorial costs were up 1 percent. The increase was primarily due to higher editorial and art department expenses in the publishing segment and higher news production expenses in the broadcasting segment. These increases were partially offset by declines in paper costs as discussed in the publishing segment.

On a comparable basis, production, distribution, and editorial costs increased 7 percent in fiscal 2006. The increase primarily reflected a 10 percent rise in average paper prices and a postal rate increase of over 5 percent in January 2006. Also contributing to the increase were volume-related increases in paper and production costs. These cost increases were partially offset by lower broadcast program rights amortization expense.

Selling, General, and Administrative Expenses
Fiscal 2007 selling, general, and administrative expenses increased 4 percent primarily due to employee compensation costs including the pension settlement charge and higher incentive accruals, increased charitable contribution expenses, and the previously discussed bad debt expense recorded by the publishing segment.

Excluding the G+J Consumer Titles, selling, general, and administrative expenses increased 4 percent in fiscal 2006. Investments in broadcasting sales and promotion efforts, higher publishing sampling and merchandising expenses, increased employee compensation and benefits costs, and the previously discussed increase in consulting fees were partially offset by lower professional fees.

Depreciation and Amortization
Fiscal 2007 depreciation and amortization expense was unchanged from the prior year. Excluding depreciation and amortization related to the G+J Consumer Titles, depreciation and amortization increased 3 percent in fiscal 2006, reflecting the addition of replacements made in the ordinary course of business.

Restructuring Charges, Book Group
 Book restructuring charges of $3.4 million recorded in the fourth quarter of fiscal 2007 include the write-down of various assets totaling $2.7 million and severance and benefit costs of $0.7 million.

Operating Expenses
 Publishing paper, production, and postage were the largest component of our operating costs in fiscal 2007, representing 35 percent of the total. In fiscal 2006 these expenses represented 34 percent, and in fiscal 2005 they represented 33 percent. Employee compensation including benefits was the second largest component of our operating costs in fiscal 2007. Employee compensation represented 28 percent of total operating expenses in fiscal 2007 compared to 27 percent in fiscal 2006 and 29 percent in fiscal 2005.

Income from Operations

Income from operations increased 8 percent in fiscal 2007 and 17 percent in fiscal 2006. Fiscal 2007 operations were fueled by revenue growth and strong operating profit in our Broadcasting segment. The increase in fiscal 2006 reflected increases in operating profit in our broadcasting segment and our publishing segment's core businesses as well as the addition of the G+J Consumer Titles.

Net Interest Expense

Net interest expense was $25.6 million in fiscal 2007, $29.2 million in fiscal 2006, and $19.0 million in fiscal 2005. Average long-term debt outstanding was $518 million in fiscal 2007, $575 million in fiscal 2006, and $280 million in fiscal 2005. The fiscal 2006 increase was largely a result of debt incurred for the acquisition of the G+J Consumer Titles. The Company's approximate weighted average interest rate was 5.2 percent in fiscal 2007, 5.3 percent in fiscal 2006, and 6.9 percent in fiscal 2005. The favorable average interest rate on the $300 million of debt acquired in fiscal 2006 lowered Meredith's weighted average interest rate.

Income Taxes

Our effective tax rate was 35.7 percent in fiscal 2007, 39.0 percent in fiscal 2006, and 38.7 percent in fiscal 2005. The lower effective tax rate in fiscal 2007 was due to the recognition of an income tax benefit of $9.4 million resulting from the resolution of a tax contingency related to a loss on the sale of stock in Craftways, a business sold in fiscal 2003. Recognition of the benefit was deferred until tax-related contingencies were resolved. Excluding the $9.4 million, the fiscal 2007 effective tax rate of 39.3 percent was higher than the fiscal 2006 rate primarily due to certain accruals for income tax uncertainties.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations

Earnings from continuing operations were $168.8 million ($3.44 per diluted share), an increase of 16 percent from fiscal 2006 earnings from continuing operations of $145.2 million ($2.87 per diluted share). The improvements primarily reflected revenue growth and higher operating profits in our Broadcasting segment and the tax benefit discussed above.

Fiscal 2006 earnings from continuing operations were $145.2 million ($2.87 per diluted share), up 13 percent from $128.0 million ($2.50 per diluted share) in fiscal 2005. The improvement reflected the addition of the G+J Consumer Titles.

Discontinued Operations

Income (loss) from discontinued operations represents the combined operating results, net of taxes, of Child magazine and two television stations, KFXO and WFLI. The revenues and expenses for each of these properties have, along with associated taxes, been removed from continuing operations and reclassified into a single line item amount on the Statements of Earnings titled income (loss) from discontinued operations, net of taxes, for each period presented as follows:
Years ended June 30,	2007	Change	2006	Change	2005
(In millions except per share data)
Revenues	$29.8	(17)%	$36.1	NM	$4.0
Costs and expenses	(30.4)	(17)%	(36.7)	NM	(3.8)
Special items	(14.9)	-	-	-	-
Gain on disposal	4.8	-	-	-	-
Earnings (loss) before income taxes	(10.7)	NM	(0.6)	NM	0.2
Income taxes	4.2	NM	0.2	NM	(0.1)
Income (loss) from discontinued operations	$(6.5)	NM	$(0.4)	NM	$0.1
Loss from discontinued operations per share:
Basic	$(0.13)	NM	$(0.01)	-	$-
Diluted	(0.13)	NM	(0.01)	-	-
NM-Not meaningful

During the third quarter of fiscal 2007, the Company announced its intent to sell WFLI. A non-cash impairment charge of $2.8 million was recorded to reduce goodwill and FCC licenses of WFLI to their fair value less cost to sell based on the planned sale of the station (see Note 4 to the consolidated financial statements). This impairment charge is recorded in the special items line in the table of discontinued operations above.

In March 2007, management committed to a restructuring plan that included the discontinuation of the print operations of Child magazine. In connection with this plan, the Company recorded a restructuring charge of $12.1 million including the $5.4 million write-down of various assets of Child magazine, personnel costs of $3.5 million, vacated lease space accrual of $3.0 million, and other accruals of $0.2 million. Most of the asset write-down charge relates to the write-off of deferred subscription acquisition costs. Personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of employees. The restructuring affected approximately 60 employees. The majority of personnel costs are expected to be paid out over the next 12 months. These charges are reflected in the special items line in the table of discontinued operations above.

Net Earnings and Earnings per Share

Net earnings were $162.3 million ($3.31 per diluted share), an increase of 12 percent from fiscal 2006 earnings of $144.8 million ($2.86 per diluted share). The improvement primarily reflected growth in continuing operations partially offset by a loss from discontinued operations of $6.5 million ($0.13 per diluted share). Average basic and diluted shares outstanding decreased 3 percent primarily due to the Company's share repurchase program.

Fiscal 2006 net earnings were $144.8 million ($2.86 per diluted share), up 13 percent from $128.1 million ($2.50 per diluted share) in fiscal 2005 before the cumulative effect of a change in accounting principle. The improvement reflected the addition of the G+J Consumer Titles. Average basic and diluted shares outstanding decreased 1 percent as a result of our ongoing share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
Years ended June 30,	2007	Change	2006	Change	2005
(In millions)
Net earnings	$162.3	12%	$144.8	12%	$129.0
Cash flows from operating activities	$210.5	9%	$194.0	14%	$170.9
Cash flows from investing activities	(65.2)	(83)%	(394.6)	633%	(53.8)
Cash flows from financing activities	(136.8)	(168)%	201.5	238%	(146.0)
Net cash flows	$8.5	820%	$0.9	NM	$(28.9)
Cash and cash equivalents	$39.2	28%	$30.7	3%	$29.8
Long-term debt (including current portion)	475.0	(16)%	565.0	126%	250.0
Shareholders' equity	833.2	19%	698.1	7%	651.8
Debt to total capitalization	36%		45%		28%
NM-Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. Our core businesses--magazine and book publishing and television broadcasting--have been strong cash generators. Despite the introduction of many new technologies such as the Internet, cable, and satellite television, we believe these businesses will continue to have strong market appeal for the foreseeable future. As is true in any business, operating results and cash flows are subject to changes in demand for our products and changes in costs. Changes in the level of demand for magazine and television advertising or other products can have a significant effect on cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2007, we had up to $125 million available under current credit agreements. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $8.5 million in fiscal 2007 and $0.9 million in fiscal 2006; they decreased $28.9 million in fiscal 2005. Over the three-year period, net cash provided by operating activities was used for acquisitions, including the G+J Consumer Titles, debt reduction, common stock repurchases, capital investments, and dividends.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Advertising accounted for approximately 60 percent of total revenues in each of the past three years. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as book, integrated marketing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee benefits (including pension plans), and other services and supplies.

Cash provided by operating activities totaled $210.5 million in fiscal 2007 compared with $194.0 million in fiscal 2006. The increase in cash provided by operating activities was due primarily to increased cash received from broadcasting political advertising sales partially offset by increased pension and deferred compensation payments and higher income tax payments.

Cash provided by operating activities increased 14 percent in fiscal 2006. The increase in cash flows from operating activities was primarily due to the cash flows from operations generated by the G+J Consumer Titles. This increase was partially offset by increases in interest and pension contributions payments.

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. Meredith has generally contributed the maximum allowable tax-deductible amount to these plans. Contributions totaled $18.6 million in fiscal 2007, $18.5 million in fiscal 2006, and $0.2 million in fiscal 2005. We do not anticipate a required contribution in fiscal 2008.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $65.2 million in fiscal 2007 from $394.6 million in the prior year. The decrease from fiscal 2006 primarily reflected the use of approximately $360 million of cash for the acquisition of the G+J Consumer Titles in fiscal 2006. In fiscal 2007, we had increased spending for the purchase of property, plant, and equipment related to the new facility for our television station serving Hartford.

Net cash used by investing activities increased to $394.6 million in fiscal 2006 from $53.8 million in fiscal 2005. The increase reflected the use of cash for the acquisitions of the G+J Consumer Titles as well as increased spending for the purchase of property, plant, and equipment.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $136.8 million in fiscal 2007, compared with net cash provided by financing activities of $201.5 million in fiscal 2006. In fiscal 2007, $90 million of net long-term debt was repaid and $58.7 million was used to purchase common stock. In fiscal 2006, the financing of the G+J Consumer Titles more than offset repayments of long-term debt, resulting in a net increase of $315 million; purchases of Company stock totaled $145.2 million.

Net cash provided by financing activities totaled $201.5 million in fiscal 2006 compared with net cash flows used in fiscal 2005 of $146.0 million. The financing of the G+J Consumer Titles more than offset repayments of long-term debt and repurchases of Company stock.

Long-term Debt

At June 30, 2007, long-term debt outstanding totaled $475 million ($350 million in fixed-rate unsecured senior notes, $100 million outstanding under a revolving credit facility, and $25 million under an asset-backed commercial paper facility). Of the senior notes, $100 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements.

The fixed-rate senior notes are repayable in amounts of $50 million, $75 million, and $100 million and are due from July 1, 2007, to July 1, 2010. Interest rates range from 4.42 percent to 6.62 percent with a weighted average interest rate of 4.85 percent.

In connection with the asset-backed commercial paper facility, we entered into a revolving agreement in April 2002. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2007, $226.8 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate (8.25 percent at June 30, 2007) from Meredith Funding Corporation.

The revolving agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender and Meredith's debt to trailing 12 month EBITDA ratio. The interest rate was 5.55 percent in June 2007.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 4.99 percent at June 30, 2007, after taking into account the effect of outstanding interest rate swap agreements discussed below. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At June 30, 2007, $100 million was borrowed under this facility. The revolving credit facility expires October 7, 2010.

We believe our debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2007, follows:

	Required at June 30, 2007	Actual at June 30, 2007
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.4
Ratio of EBITDA[1] to interest expense	Greater than 2.75	12.9
1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2007.

Interest Rate Swap Contracts

In the second quarter of fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. The swaps became effective as of December 29, 2006, and expire on December 31, 2009. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 5.36 percent at June 30, 2007) on $100 million notional amount of indebtedness. These contracts did not have a significant effect on net interest expense in fiscal 2007.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2007:
		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$ 475.0	$ 100.0	$ 175.0	$ 200.0	$ -
Debt interest [1]	26.4	9.0	15.6	1.8	-
Broadcast rights [2]	79.5	24.6	37.7	13.9	3.3
Operating leases	102.2	19.7	36.7	21.7	24.1
Purchase obligations and other [3]	120.1	25.1	36.9	28.2	29.9
Total contractual cash obligations	$ 803.2	$ 178.4	$ 301.9	$ 265.6	$ 57.3

1.	Debt interest represents semi-annual interest payments due on fixed-rate notes outstanding at June 30, 2007.
2.	Broadcast rights include $48.9 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2007.
3.	Purchase obligations and other includes expected postretirement benefit payments.

Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. We believe current cash balances, cash generated by future operating activities, and cash available under current credit agreements will be sufficient to meet our contractual cash obligations and other operating cash requirements for the foreseeable future. Projections of future cash flows are, however, subject to substantial uncertainty as discussed throughout MD&A and particularly in Item 1A-Risk Factors beginning on page 11. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so. We also have commitments in the form of standby letters of credit and other guarantees totaling $1.4 million. Approximately half of the commitments expire within one year; the rest are long-term.

Share Repurchase Program

We have maintained a program of Company share repurchases for almost 20 years. In fiscal 2007, we spent $58.7 million to repurchase an aggregate of 1,116,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $145.2 million to repurchase an aggregate of 2,898,000 shares in fiscal 2006 and $97.5 million to repurchase 1,964,000 shares in fiscal 2005. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. In May 2006 the Board of Directors approved a 2.5 million share repurchase authorization; as of June 30, 2007, approximately 0.6 million shares were remaining under this authorization for future repurchase. In August 2006, the Board of Directors authorized the repurchase of an additional 3.0 million shares. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2007.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend for 14 consecutive years. The last increase occurred in January 2007 when the Board of Directors approved the quarterly dividend of 18.5 cents per share effective with the dividend payable on March 15, 2007. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $5 million annually. Dividend payments totaled $33.2 million, or 69 cents per share, in fiscal 2007 compared with $29.6 million, or 60 cents per share, in fiscal 2006, and $25.8 million, or 52 cents per share, in fiscal 2005.

Capital Expenditures

Spending for property, plant, and equipment totaled $42.6 million in fiscal 2007, $29.2 million in fiscal 2006, and $23.8 million in fiscal 2005. The spending in each year included expenditures for broadcasting technical and news equipment, information technology systems and equipment, and improvements to buildings and office facilities. We spent approximately $20 million in fiscal 2007 for a new facility for our television station in Hartford. The Company has no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are tested for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets. All other intangible assets are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill and intangible assets totaled $1,254.5 million, or approximately 60 percent of Meredith's total assets, as of June 30, 2007. See Note 4 to the consolidated financial statements for additional information. The impairment analysis of these assets is considered critical because of their significance to Meredith and its publishing and broadcasting segments.

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

BROADCAST RIGHTS

Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $20.6 million were included in the Consolidated Balance Sheet at June 30, 2007. In addition, we had entered into contracts valued at $48.9 million not included in the Consolidated Balance Sheet at June 30, 2007, because the related programming was not yet available for airing. Amortization of broadcast rights accounted for 12 percent of broadcasting segment expenses in fiscal 2007. Valuation of broadcast rights is considered critical to the broadcasting segment because of the significance of the amortization expense to the segment.

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

The Company adopted the recognition and disclosure provisions of SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158) on June 30, 2007. SFAS 158 has no impact on pension or other postretirement plan expense recognized in the Company's results of operations, but the new standard required the Company to recognize the funded status of pension and other postretirement benefit plans on its Consolidated Balance Sheet at June 30, 2007. The overall impact of the adoption of SFAS 158, taking into account the Company's pension and other postretirement plans, was a $1.8 million increase in the Company's shareholders' equity (accumulated other comprehensive income). Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor's year-end. We currently use a March 31 measurement date for our plans; therefore, this standard will require us to change our measurement date to June 30 beginning in fiscal 2009.

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

Meredith expects to use a long-term rate of return on assets of 8.25 percent in developing fiscal 2008 pension costs, up from the 8.0 percent used in fiscal 2007. The fiscal 2008 rate was based on various factors that include but are not limited to the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets earned a return of approximately 11 percent in fiscal 2007 and 12 percent in fiscal 2006. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2007, our pension expense would have increased by $0.5 million.

Meredith expects to use a discount rate of 5.7 percent in developing the fiscal 2008 pension costs, down from a rate of 5.8 percent used in fiscal 2007. If we had decreased the discount rate by 0.5 percent in fiscal 2007, our combined pension and postretirement expenses would have increased by $0.2 million.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have increased postretirement benefit costs by $0.5 million in fiscal 2007.

REVENUE RECOGNITION

Revenues from both the newsstand sale of magazines and the sale of books are recorded net of our best estimate of expected product returns. Net revenues from these sources totaled 14 percent of fiscal 2007 publishing segment revenues. Allowances for returns are subject to considerable variability. Return allowances may exceed 35 percent for books and 65 percent for magazines sold on the newsstand. Estimation of these allowances for future returns is considered critical to the publishing segment and the Company as a whole because of the potential impact on revenues.

Estimates of returns from magazine newsstand and book sales are based on historical experience and more recent marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

SHARE-BASED COMPENSATION EXPENSE

Meredith has several stock incentive plans that permit us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under these plans are stock options, restricted shares of common stock, and restricted stock units. Restricted shares and units are valued at the market value of traded shares on the date of grant. Share-based compensation expense totaled $11.1 million in fiscal 2007 and is accounted for under SFAS 123R. As of June 30, 2007, unearned compensation cost was $5.8 million for stock options, $1.3 million for restricted stock, and $2.8 million for restricted stock units granted under the stock incentive plans. These costs will be recognized over weighted average periods of 1.6 years, 2.0 years, and 1.6 years, respectively.

The valuation of stock options requires numerous assumptions. We determine the fair value of each option as of the date of grant using the Black-Scholes option pricing model. This model requires inputs for the expected volatility of our stock price, expected life of the option, and expected dividend yield, among others. In addition, we estimate the number of options expected to eventually vest. We base our assumptions on historical data, expected market conditions, and other factors. In some instances, a range of assumptions is used to reflect differences in behavior among various groups of employees.

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

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Income taxes are recorded under this standard for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 35.7 percent of earnings before income taxes in fiscal 2007. Net deferred tax liabilities totaled $167.6 million, or 13 percent of total liabilities, at June 30, 2007.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

SFAS No. 154--On June 7, 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle or error correction. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company adopted SFAS 154 on July 1, 2006. The Company had no accounting changes or error corrections affected by the new standard. Thus the adoption had no effect on our consolidated results of operations or financial position.

SAB No. 108--In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company's adoption of SAB 108 in the fourth quarter of fiscal 2007 for the fiscal year then ended did not have any effect on our consolidated results of operations or financial position.

SFAS No. 158--In September 2006, the FASB issued SFAS 158, which requires employers that sponsor defined benefit postretirement plans to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. Meredith adopted the recognition and disclosure provisions of SFAS 158 on June 30, 2007. The adoption of SFAS 158 resulted in a $1.8 million increase to the Company's shareholders' equity at June 30, 2007, through accumulated other comprehensive income. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements. We currently use a March 31 measurement date for our plans; therefore, this standard will require us to change our measurement date to June 30 beginning in fiscal 2009.

FASB Interpretation No. 48--In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. The interpretation requires that we recognize in our consolidated financial statements the benefit of a tax position if, based on technical merits, the position is more likely than not of being sustained upon audit. Tax benefits would be derecognized if information becomes available indicating it is more likely than not that the position will not be sustained. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will adopt this interpretation in the first quarter of fiscal 2008. The Company has substantially completed its analysis of the interpretation and does not expect it to have a material impact on our consolidated financial statements.

SFAS No. 157--In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for the Company at the beginning of fiscal 2009. Meredith is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial statements.

SFAS No. 159--In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company at the beginning of fiscal 2009. Early adoption is permitted as of the beginning of fiscal 2008 provided we make the choice within the first 120 days of the fiscal year and also elect to apply the provisions of SFAS 157. Because the application of SFAS 159 is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which has yet to be determined, as is any decision concerning early adoption of SFAS 159.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2006.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2007, Meredith had outstanding $350 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. In December 2006, the Company entered into two interest rate swap agreements with a total notional value of $100 million to hedge the variability of interest payments associated with $100 million of our variable-rate revolving credit facility. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $347.8 million from $344.8 million at June 30, 2007.

At June 30, 2007, $125 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.6 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a fair value of $0.1 million versus the current fair value of $1.4 million at June 30, 2007. We intend to continue to meet the conditions for hedge accounting. If, however, hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for its television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2007, a 10 percent decrease in interest rates would have resulted in a $0.7 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (as listed in Part IV, Item 15 (a) 2 herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 23, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
August 23, 2007

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

/s/ Suku V. Radia

Suku V. Radia
Vice President-Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets
Assets	June 30,	2007	2006
	(In thousands)
	Current assets
	Cash and cash equivalents	$39,220	$30,713
	Accounts receivable
(net of allowances of $21,002 in 2007 and $19,814 in 2006)		267,419	239,368
	Inventories	48,836	52,032
	Current portion of subscription acquisition costs	70,553	79,565
	Current portion of broadcast rights	11,307	12,498
	Other current assets	15,305	17,344
	Total current assets	452,640	431,520
	Property, plant, and equipment
	Land	19,261	19,261
	Buildings and improvements	108,672	109,253
	Machinery and equipment	273,529	267,841
	Leasehold improvements	12,450	12,102
	Construction in progress	31,934	9,374
	Total property, plant, and equipment	445,846	417,831
	Less accumulated depreciation	(239,820)	(223,033)
	Net property, plant, and equipment	206,026	194,798
	Subscription acquisition costs	66,309	74,538
	Broadcast rights	9,309	13,412
	Other assets	101,178	81,218
	Intangible assets, net	794,996	806,264
	Goodwill	459,493	438,925
	Total assets	$2,089,951	$2,040,675

	See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
Liabilities and Shareholders' Equity	June 30,	2007	2006
	(In thousands except per share data)
	Current liabilities
	Current portion of long-term debt	$100,000	$50,000
	Current portion of long-term broadcast rights payable	12,069	14,744
	Accounts payable	78,156	79,892
	Accrued expenses
	Compensation and benefits	41,884	49,429
	Distribution expenses	14,017	13,622
	Other taxes and expenses	49,458	55,921
	Total accrued expenses	105,359	118,972
	Current portion of unearned subscription revenues	191,445	200,338
	Total current liabilities	487,029	463,946
	Long-term debt	375,000	515,000
	Long-term broadcast rights payable	18,584	21,755
	Unearned subscription revenues	167,873	169,494
	Deferred income taxes	166,597	125,049
	Other noncurrent liabilities	41,667	47,327
	Total liabilities	1,256,750	1,342,571
	Shareholders' equity
	Series preferred stock, par value $1 per share
	Authorized 5,000 shares; none issued	-	-
	Common stock, par value $1 per share
	Authorized 80,000 shares; issued and outstanding 38,970 shares in 2007 (excluding 31,606 treasury shares) and 38,774 shares in 2006 (excluding 31,020 treasury shares)	38,970	38,774
	Class B stock, par value $1 per share, convertible to common stock
	Authorized 15,000 shares; issued and outstanding 9,262 shares in 2007 and 9,417 shares in 2006	9,262	9,417
	Additional paid-in capital	58,945	56,012
	Retained earnings	727,628	599,413
	Accumulated other comprehensive income (loss)	2,499	(2,077)
	Unearned compensation	(4,103)	(3,435)
	Total shareholders' equity	833,201	698,104
	Total liabilities and shareholders' equity	$2,089,951	$2,040,675

	See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings

Years ended June 30,	2007	2006	2005
(In thousands except per share data)
Revenues
Advertising	$981,953	$925,936	$733,784
Circulation	335,706	360,121	243,637
All other	298,326	275,408	239,879
Total revenues	1,615,985	1,561,465	1,217,300
Operating expenses
Production, distribution, and editorial	662,197	656,142	523,668
Selling, general, and administrative	617,094	593,015	430,804
Depreciation and amortization	45,030	45,127	34,991
Restructuring charges, Book Group	3,415	-	-
Total operating expenses	1,327,736	1,294,284	989,463
Income from operations	288,249	267,181	227,837
Interest income	1,586	987	803
Interest expense	(27,182)	(30,214)	(19,805)
Earnings from continuing operations before income taxes	262,653	237,954	208,835
Income taxes	93,823	92,802	80,819
Earnings from continuing operations	168,830	145,152	128,016
Income (loss) from discontinued operations, net of taxes	(6,484)	(360)	133
Cumulative effect of change in accounting principle, net of taxes	-	-	893
Net earnings	$162,346	$144,792	$129,042

Basic earnings per share
Earnings from continuing operations	$3.51	$2.95	$2.57
Discontinued operations	(0.13)	(0.01)	-
Cumulative effect of change in accounting principle	-	-	0.02
Basic earnings per share	$3.38	$2.94	$2.59
Basic average shares outstanding	48,048	49,307	49,777

Diluted earnings per share
Earnings from continuing operations	$3.44	$2.87	$2.50
Discontinued operations	(0.13)	(0.01)	-
Cumulative effect of change in accounting principle	-	-	0.02
Diluted earnings per share	$3.31	$2.86	$2.52
Diluted average shares outstanding	49,108	50,610	51,220

Dividends paid per share	$0.69	$0.60	$0.52

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensa- tion	Total
Balance at June 30, 2004	$ 40,802	$ 9,683	$ 66,229	$ 495,808	$ (427)	$ (2,124)	$ 609,971
Net earnings Net earnings	-	-	-	129,042	-	-	129,042
Other comprehensive loss, net	-	-	-	-	(598)	-	(598)
Total comprehensive income							128,444
Stock issued under various incentive
Plans, net of forfeitures	776	-	23,214	-	-	(728)	23,262
Purchases of Company stock	(1,962)	(3)	(46,586)	(48,907)	-	-	(97,458)
Share-based compensation	-	-	9,201	-	-	947	10,148
Conversion of Class B to common stock	84	(84)	-	-	-	-	-
Dividends paid, 52 cents per share
Common stock	-	-	-	(20,815)	-	-	(20,815)
Class B stock	-	-	-	(5,013)	-	-	(5,013)
Tax benefit from incentive plans	-	-	3,288	-	-	-	3,288
Balance at June 30, 2005	39,700	9,596	55,346	550,115	(1,025)	(1,905)	651,827
Net earnings Net earnings	-	-	-	144,792	-	-	144,792
Other comprehensive loss, net	-	-	-	-	(1,052)	-	(1,052)
Total comprehensive income							143,740
Stock issued under various incentive
Plans, net of forfeitures	1,793	-	51,426	-	-	(1,262)	51,957
Issuance of common stock equivalents	-	-	2,517	-	-	(2,517)	-
Purchases of Company stock	(2,881)	(17)	(76,421)	(65,916)	-	-	(145,235)
Share-based compensation	-	-	13,207	-	-	2,249	15,456
Conversion of Class B to common stock	162	(162)	-	-	-	-	-
Dividends paid, 60 cents per share
Common stock	-	-	-	(23,879)	-	-	(23,879)
Class B stock	-	-	-	(5,699)	-	-	(5,699)
Tax benefit from incentive plans	-	-	9,937	-	-	-	9,937
Balance at June 30, 2006	38,774	9,417	56,012	599,413	(2,077)	(3,435)	698,104
Net earnings Net earnings	-	-	-	162,346	-	-	162,346
Other comprehensive income, net	-	-	-	-	2,780	-	2,780
Total comprehensive income							165,126
Stock issued under various incentive
plans, net of forfeitures	1,157	-	40,938	-	-	(505)	41,590
Issuance of common stock equivalents	-	-	7,095	-	-	(3,174)	3,921
Purchases of Company stock	(1,092)	(24)	(56,711)	(883)	-	-	(58,710)
Share-based compensation	-	-	8,097	-	-	3,011	11,108
Conversion of Class B to common stock	131	(131)	-	-	-	-	-
Dividends paid, 69 cents per share
Common stock	-	-	-	(26,806)	-	-	(26,806)
Class B stock	-	-	-	(6,442)	-	-	(6,442)
Tax benefit from incentive plans	-	-	3,514	-	-	-	3,514
Adoption of SFAS 158, net of taxes	-	-	-	-	1,796	-	1,796
Balance at June 30, 2007	$ 38,970	$ 9,262	$ 58,945	$ 727,628	$ 2,499	$ (4,103)	$ 833,201

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2007	2006	2005
(In thousands)
Cash flows from operating activities
Net earnings	$162,346	$144,792	$129,042
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	31,840	31,888	29,735
Amortization	13,948	13,794	5,570
Share-based compensation	11,108	15,456	10,148
Deferred income taxes	24,638	46,230	18,904
Amortization of broadcast rights	27,990	28,290	30,582
Payments for broadcast rights	(28,516)	(33,087)	(35,429)
Net gain from dispositions of assets, net of taxes	(2,403)	(305)	(531)
Provision for write-down of impaired assets	10,829	-	-
Excess tax benefits from share-based payments	(3,514)	(9,937)	(3,288)
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	(19,911)	(17,093)	(11,793)
Inventories	1,846	961	(10,300)
Other current assets	2,977	(1,596)	(2,834)
Subscription acquisition costs	12,064	1,526	9,497
Other assets	(20,124)	(24,417)	(2,436)
Accounts payable	(6,555)	27,258	5,307
Accrued expenses and other liabilities	5,611	(6,019)	10,523
Unearned subscription revenues	(10,756)	(8,430)	(13,413)
Other noncurrent liabilities	(2,896)	(15,322)	1,620
Net cash provided by operating activities	210,522	193,989	170,904
Cash flows from investing activities
Acquisitions of businesses	(30,303)	(367,854)	(35,387)
Additions to property, plant, and equipment	(42,599)	(29,236)	(23,845)
Proceeds from dispositions of assets	7,658	2,500	2,050
Other	-	-	3,401
Net cash used in investing activities	(65,244)	(394,590)	(53,781)
Cash flows from financing activities
Proceeds from issuance of long-term debt	190,000	590,000	85,000
Repayments of long-term debt	(280,000)	(275,000)	(135,000)
Purchases of Company stock	(58,710)	(145,235)	(97,458)
Proceeds from common stock issued	41,673	52,106	23,438
Dividends paid	(33,248)	(29,578)	(25,828)
Excess tax benefits from share-based payments	3,514	9,937	3,288
Other	-	(704)	502
Net cash provided by (used in) financing activities	(136,771)	201,526	(146,058)
Net increase (decrease) in cash and cash equivalents	8,507	925	(28,935)
Cash and cash equivalents at beginning of year	30,713	29,788	58,723
Cash and cash equivalents at end of year	$39,220	$30,713	$29,788

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2007	2006	2005
(In thousands)
Supplemental disclosures of cash flow information
Cash paid
Interest	$28,202	$31,870	$20,418
Income taxes	61,579	44,897	47,381
Non-cash transactions
Broadcast rights financed by contracts payable	22,670	33,702	38,360
Tax benefit related to share-based payments	8,058	15,870	5,870

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations--Meredith Corporation (Meredith or the Company) is a diversified media company focused primarily on the home and family marketplace. The Company's principal businesses are publishing and television broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The Company's broadcasting operations include 13 network-affiliated television stations and one AM radio station. Meredith's operations are diversified geographically within the United States (U. S.) and the Company has a broad customer base.

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

Discontinued Operations--The consolidated financial statements separately report discontinued operations and the results of continuing operations (See Note 2). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Cash and Cash Equivalents--Cash and short-term investments with original maturities of three months or less are considered to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable--The Company's accounts receivable are primarily due from advertisers. Credit is extended to clients based on an evaluation of each client's creditworthiness and financial condition; collateral is not required. The Company maintains allowances for uncollectible accounts, rebates, rate adjustments, returns, and discounts. The allowance for uncollectible accounts is based on the aging of such receivables and any known specific collectibility exposures. Accounts are written off when deemed uncollectible. Allowances for rebates, rate adjustments, returns, and discounts are generally based on historical experience. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse clients and individually small balances.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined on the last-in first-out (LIFO) basis for paper and on the first-in first-out or average basis for all other inventories.

Subscription Acquisition Costs--Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $9.3 million at June 30, 2007, and $8.8 million at June 30, 2006. There were no material write-downs of capitalized direct-response advertising costs in the three fiscal years ended June 30, 2007.

Property, Plant, and Equipment--Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $31.8 million in fiscal 2007, $31.9 million in fiscal 2006, and $29.7 million in fiscal 2005.

Broadcast Rights--Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Impairments in unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the accompanying Consolidated Statements of Earnings. Such reductions in unamortized costs were $0.1 million in fiscal 2007, $1.0 million in fiscal 2006, and $1.7 million in fiscal 2005. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

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

Goodwill and certain other intangible assets (FCC broadcast licenses and trademarks), which have indefinite lives, are not amortized but tested for impairment annually or more often if circumstances indicate a possible impairment exists. We also assess, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives. The impairment tests are based on a fair-value approach as described in SFAS 142. The estimated fair values of these assets are determined by developing discounted future cash flow analyses.

Intangible assets with indefinite lives include FCC broadcast licenses. These licenses are granted for a term of up to eight years, but are renewable if the Company provides at least an average level of service to its customers and complies with the applicable FCC rules and policies and the Communications Act of 1934. The Company has been successful in every one of its past license renewal requests and has incurred only minimal costs in the process. The Company expects the television broadcasting business to continue indefinitely; therefore, the cash flows from the broadcast licenses are also expected to continue indefinitely.

Amortizable intangible assets consist primarily of network affiliation agreements, advertiser relationships, and customer lists. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Network affiliation agreements are amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions (generally, 25 to 40 years from the original acquisition date). Other intangible assets are amortized over their estimated useful lives, ranging from three to seven years.

Additional information regarding goodwill and other intangible assets is in Note 4.

Impairment of Long-lived Assets--In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets (primarily property, plant, and equipment and amortizable intangible assets) are reviewed for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. The Company recorded a $1.0 million impairment in fiscal 2007 on the Hartford, Connecticut station building that was vacated. This impairment is recorded in the selling, general, and administrative line item in the Consolidated Statement of Earnings. No impairment was recorded in fiscal 2006 or 2005. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Derivative Financial Instruments--Meredith generally does not engage in derivative or hedging activities, except to hedge interest rate risk on debt, as described in Note 5. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In December 2006, we entered into interest rate swap agreements with counterparties that are major financial institutions. These agreements effectively fix the variable rate cash flow on $100 million of our revolving credit facility. We designated and accounted for the interest rate swaps as cash flow hedges in accordance with SFAS No. 133 as amended, Accounting for Derivative Instruments and Hedging Activities. The effective portion of the change in the fair value of interest rate swaps is reported in other comprehensive income. The gain or loss included in other comprehensive income is subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affects net earnings. The ineffective portion of a change in fair value of the interest rate swaps would be reported in interest expense. During the period from inception through June 30, 2007, the interest rate swap agreements were considered effective hedges and there were no gains or losses recognized in earnings for hedge ineffectiveness.

Revenue Recognition--The Company's primary source of revenue is advertising. Other sources include circulation and other revenues.

Advertising revenues--Advertising revenues are recognized when advertisements are published (defined as an issue's on-sale date) or aired by the broadcasting station, net of agency commissions and net of provisions for estimated rebates, rate adjustments, and discounts. Barter revenues are included in advertising revenue and are also recognized when the commercials are broadcast. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising surrendered as determined by similar cash transactions. Barter advertising revenues were not material in any period. Website advertising revenues are recognized ratably over the contract period or as services are delivered.

Circulation revenues--Circulation revenues include magazine single copy and subscription revenue. Single copy revenue is recognized upon publication, net of provisions for estimated returns. The Company bases its estimates for returns on historical experience and current marketplace conditions. Revenues from magazine subscriptions are deferred and recognized proportionately as products are distributed to subscribers.

Other revenues--Revenues from book sales are recognized net of provisions for anticipated returns when orders are shipped to the customer. As is the case with circulation revenues, the Company bases its estimates for returns on historical experience and current marketplace conditions. Revenues from integrated marketing and other custom programs are recognized when the products or services are delivered.

In certain instances, revenues are recorded gross in accordance with GAAP although the Company receives cash for a lesser amount due to the netting of certain expenses. Amounts received from customers in advance of revenue recognition are deferred as liabilities and recognized as revenue in the period earned.

Advertising Expenses--The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings were $109.0 million in fiscal 2007, $104.2 million in fiscal 2006, and $76.9 million in fiscal 2005.

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

Income Taxes--Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when such a change is enacted.

Self-Insurance--The Company self-insures for certain medical claims, and its responsibility generally is capped at a certain dollar level (usually $200 thousand). A third-party administrator is used to process claims. The Company uses actual claims data and estimates of incurred but not reported claims to calculate estimated liabilities for unsettled claims on an undiscounted basis. Although management re-evaluates the assumptions and reviews the claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims.

Pensions and Postretirement Benefits Other Than Pensions--Retirement benefits are provided to employees through pension plans sponsored by the Company. Pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years. It is the Company's policy to fund the qualified pension plans to at least the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is the Company's policy to fund postretirement benefits as claims are paid. Additional information, including the Company's adoption of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), is provided in Note 7.

Comprehensive Income--Comprehensive income consists of net earnings and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net earnings. Other comprehensive income (loss) primarily includes changes in minimum pension liabilities, net of taxes, and gains and losses, net of taxes, on cash flow hedging derivatives to the extent they are effective. Beginning in the Company's 2008 fiscal year, and as a result of the Company's adoption of SFAS 158 as of June 30, 2007, other comprehensive income (loss) will no longer include the change in minimum pension liabilities, but will include changes in unrecognized benefit cost gains and losses. The Company's comprehensive income (loss) is summarized in Note 12.

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

Adopted Accounting Pronouncements--On June 7, 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company adopted SFAS 154 on July 1, 2006. The Company had no accounting changes or error corrections affected by the new standard. Thus the adoption had no effect on our consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company's adoption of SAB 108 in the fourth quarter of fiscal 2007 for the fiscal year then ended did not have any effect on our consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS 158, which requires employers that sponsor defined benefit postretirement plans to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. Meredith adopted the recognition and disclosure provisions of SFAS 158 on June 30, 2007. The adoption of SFAS 158 resulted in a $1.8 million increase in the Company's shareholders' equity at June 30, 2007, through accumulated other comprehensive income. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements. We currently use a March 31 measurement date for our plans; therefore, this standard will require us to change our measurement date to June 30 beginning in fiscal 2009.

Pending Accounting Pronouncements--In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. The interpretation requires that we recognize in our consolidated financial statements the benefit of a tax position if, based on technical merits, the position is more likely than not of being sustained upon audit. Tax benefits would be derecognized if information becomes available indicating it is more likely than not that the position will not be sustained. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will adopt this interpretation in the first quarter of fiscal 2008. The Company has substantially completed its analysis of the interpretation and does not expect it to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for the Company at the beginning of fiscal 2009. Meredith is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company at the beginning of fiscal 2009. Early adoption is permitted as of the beginning of fiscal 2008 provided we make the choice within the first 120 days of the fiscal year and also elect to apply the provisions of SFAS 157. Because the application of SFAS 159 is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which has yet to be determined, as is any decision concerning early adoption of SFAS 159.

2.  Acquisitions, Restructurings, Dispositions, and Discontinued Operations

Acquisitions
In fiscal 2007, the Company paid $30.3 million for the acquisition of several businesses and a contingent purchase price payment related to a prior year acquisition. The businesses acquired include ReadyMade, Genex, New Media Strategies, and Healia. Excluding the acquisition from Gruner + Jahr Printing & Publishing Co. (Gruner + Jahr) discussed below, in fiscal 2006 the Company paid $15.3 million for the acquisition of O'Grady Meyers, Inc. and the license assets of KSMO. In fiscal 2005, the Company paid $35.4 million for the acquisition of the non-license assets of KSMO and WFLI. All of these acquisitions (excluding the Gruner + Jahr acquisition) are immaterial to the Company individually and in the aggregate.

The excess of the purchase price over the fair value of the net assets acquired was preliminarily allocated to goodwill and other intangible assets. Definite-lived intangible assets recorded for all current transactions are amortized using the straight-line method for periods not exceeding 20 years. Liabilities assumed in conjunction with the acquisition of businesses (excluding the Gruner + Jahr acquisition discussed below) are as follows:

Years ended June 30,	2007	2006	2005
(In thousands)
Fair value of assets acquired	$39,091	$16,683	$56,582
Cash paid (net of cash acquired)	30,303	15,265	35,387
Liabilities assumed	$8,788	$1,418	$21,195

For certain acquisitions consummated during fiscal 2007 and 2006, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets agreed to in the respective acquisition agreements. As of June 30, 2007, the Company estimates that aggregate actual contingent payments will range from approximately $36.9 million to $103.1 million; however, the sellers may receive up to an additional $198.2 million over the next four years in future contingent payments as additional consideration. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingency is resolved. For the year ended June 30, 2007, the Company recognized additional consideration of $4.2 million, which increased goodwill.

On July 1, 2005, Meredith acquired Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child, and Ser Padres magazines (collectively referred to as the G+J Consumer Titles) from Gruner + Jahr. Meredith's results of operations include the acquired publications beginning July 1, 2005. The cash purchase price, including transaction costs, was $353.7 million. Allocation of the purchase price resulted in goodwill of $234.8 million, identifiable intangible assets of $113.0 million, subscription acquisition costs of $103.1 million, other current assets of $58.9 million, tangible assets of $4.7 million, unearned subscription revenues of $137.8 million, and other liabilities of $23.0 million. The identifiable intangible assets include trade names of $76.3 million, subscriber relationships of $15.9 million, advertiser relationships of $18.4 million, and other miscellaneous intangibles of $2.4 million. The tangible and intangible assets have been valued based on an independent third-party valuation. Goodwill and trade names will not be subject to amortization. Other intangible assets will be amortized over their estimated useful lives, which range from three to seven years.

Restructuring
The Company undertook a restructuring plan of Meredith Books in the fourth quarter of fiscal 2007. Book restructuring charges recorded include the write-down of various assets of $2.7 million and severance and benefit costs of $0.7 million. The restructuring affected approximately 15 employees. The severance and benefit costs are expected to be paid out over the next 12 months. These charges were recorded in the restructuring charges, Book Group line in the Consolidated Statement of Earnings.

Dispositions and Discontinued Operations
Meredith completed the sale of KFXO, the low-power FOX affiliate serving the Bend, Oregon, market in May 2007. This sale resulted in a gain of $4.8 million.

During the third quarter of fiscal 2007, the Company announced its intent to sell WFLI, our CW affiliate serving the Chattanooga, Tennessee market. A non-cash impairment charge of $2.8 million was recorded to reduce goodwill and FCC licenses of WFLI to their fair value less cost to sell based on the planned sale of the station (See Note 4). This impairment charge is recorded in the special items line in the table of discontinued operations that follows. Management currently expects the sale of this station to close in late calendar year 2007 or early calendar year 2008. The carrying amount of the station's assets and liabilities are not material.

In March 2007, management committed to a restructuring plan that included the discontinuation of the print operations of Child magazine. In connection with this plan, the Company recorded a restructuring charge of $12.1 million including the write-down of various assets of Child magazine of $5.4 million, personnel costs of $3.5 million, vacated lease space accrual of $3.0 million, and other accruals of $0.2 million. Most of the asset write-down charge related to the write-off of deferred subscription acquisition costs. Personnel costs represent expenses for severance and outplacement charges related to the involuntary termination of employees. The restructuring affected approximately 60 employees. The majority of personnel costs are expected to be paid out over the next 12 months. These charges are reflected in the special items line in the following table of discontinued operations.

The results of the print operations of Child magazine as well as the two television stations, KFXO and WFLI, have been segregated from continuing operations and reported as discontinued operations for all periods presented. Amounts applicable to discontinued operations that have been reclassified in the Consolidated Statements of Earnings are as follows:

Years ended June 30,	2007	2006	2005
(In thousands except per share data)
Revenues	$29,860	$36,099	$3,989
Costs and expenses	(30,416)	(36,689)	(3,772)
Special items	(14,880)	-	-
Gain on disposal	4,754	-	-
Income (loss) before income taxes	(10,682)	(590)	217
Income taxes	4,198	230	(84)
Income (loss) from discontinued operations	$(6,484)	$(360)	$133
Loss per share from discontinued operations
Basic	$(0.13)	$(0.01)	$-
Diluted	(0.13)	(0.01)	-

3.  Inventories

Inventories consist of paper stock, books, and editorial content. Of total net inventory values, approximate portions determined using the LIFO method were 37 percent at June 30, 2007, and 38 percent at June 30, 2006. LIFO inventory expense (income) included in the Consolidated Statements of Earnings was $(2.3) million in fiscal 2007, $1.2 million in fiscal 2006, and $2.5 million in fiscal 2005.

June 30,	2007	2006
(In thousands)
Raw materials	$20,441	$24,350
Work in process	21,977	23,707
Finished goods	12,773	12,636
	55,191	60,693
Reserve for LIFO cost valuation	(6,355)	(8,661)
Inventories	$48,836	$52,032

4.  Intangibles Assets and Goodwill

Intangible assets and goodwill consist of the following:

June 30,	2007			2006
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Publishing segment
Noncompete agreements	$2,724	$(2,427)	$297	$2,534	$(2,098)	$436
Advertiser relationships	18,400	(5,257)	13,143	18,400	(2,628)	15,772
Customer lists	20,100	(10,869)	9,231	15,900	(5,300)	10,600
Other	2,673	(992)	1,681	2,390	(481)	1,909
Broadcasting segment
Network affiliation agreements	218,559	(88,185)	130,374	218,651	(83,349)	135,302
Customer lists	91	(89)	2	91	(76)	15
Total	$262,547	$(107,819)	154,728	$257,966	$(93,932)	164,034
Intangible assets not subject to amortization
Publishing segment
Trademarks			124,431			124,431
Broadcasting segment
FCC licenses			515,837			517,799
Total			640,268			642,230
Intangibles assets, net			$794,996			$806,264

Amortization expense was $13.9 million in fiscal 2007, $13.8 million in fiscal 2006, and $5.6 million in fiscal 2005. Future amortization expense for intangible assets is expected to be as follows:  $14.2 million in fiscal 2008, $8.7 million in fiscal 2009, $8.5 million in fiscal 2010, $8.4 million in fiscal 2011, and $8.1 million in fiscal 2012.

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Publishing	Broadcasting	Total
Balance at June 30, 2005	$110,325	$86,057	$196,382
Acquisitions	243,523	-	243,523
Adjustments	-	(980)	(980)
Balance at June 30, 2006	353,848	85,077	438,925
Acquisitions	23,264	-	23,264
Dispositions	-	(717)	(717)
Adjustments	(217)	(1,762)	(1,979)
Balance at June 30, 2007	$376,895	$82,598	$459,493

Included in additions to goodwill in fiscal 2007 is $4.2 million of contingent consideration paid in connection with the April 2006 acquisition of O'Grady Meyers, Inc. See Note 2 for further discussion of contingent payments related to acquisitions.

In March 2007, a non-cash impairment charge of $2.8 million was recorded to reduce goodwill and FCC licenses of WFLI, the broadcast station in Chattanooga, to their fair value less cost to sell based on the planned sale of the station. Because the fair value was less than the carrying value of the assets, the Company recorded an impairment charge to reduce the carrying value of the assets to fair value. This impairment charge was recorded in discontinued operations in the Consolidated Statement of Earnings.

Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2007, 2006, and 2005. No impairments were recorded as a result of those reviews.

5.  Long-term Debt

Long-term debt consists of the following:

June 30,	2007	2006
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million due 4/2/2011	$25,000	$100,000
Revolving credit facility of $150 million due 10/7/2010	100,000	65,000

Private placement notes
6.39% senior notes, due 4/1/2007	-	50,000
4.42% senior notes, due 7/1/2007	50,000	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
4.50% senior notes, due 7/1/2008	75,000	75,000
4.57% senior notes, due 7/1/2009	100,000	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
Total long-term debt	475,000	565,000
Current portion of long-term debt	(100,000)	(50,000)
Long-term debt	$375,000	$515,000

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ended June 30,
(In thousands)
2008	$100,000
2009	75,000
2010	100,000
2011	200,000
Total long-term debt	$475,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement in April 2002. Under this agreement the Company currently sells all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2007, $226.8 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 8.25 percent at June 30, 2007, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date. The interest rate on the asset-backed commercial paper program changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 5.55 percent in June 2007.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. After the effect of outstanding interest rate swap agreements discussed below was taken into account, the weighted average effective interest rate for the revolving credit facility was 4.99 percent at June 30, 2007. At June 30, 2007, $100 million was borrowed under this facility. The revolving credit facility expires on October 7, 2010.

In the second quarter of fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. The swaps became effective as of December 29, 2006, and expire on December 31, 2009. Under the swaps the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 5.36 percent at June 30, 2007) on $100 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). Unrealized gains or losses on cash flow hedges are recorded in comprehensive income to the extent the cash flow hedges are effective. No material ineffectiveness existed at June 30, 2007. The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At June 30, 2007, the swaps had a fair value to the Company of $1.4 million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations.

Interest rates on the private placement notes range from 4.42 to 6.62 percent at June 30, 2007. The weighted average interest rate on the private placement notes outstanding at June 30, 2007, was 4.85 percent.

All of the Company's debt agreements include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at June 30, 2007, follows:

	Required at June 30, 2007	Actual at June 30, 2007
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.4
Ratio of EBITDA[1] to interest expense	Greater than 2.75	12.9
1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2007.

Interest expense related to long-term debt totaled $26.8 million in fiscal 2007, $29.6 million in fiscal 2006, and $19.1 million in fiscal 2005.

At June 30, 2007, Meredith had credit available under the asset-backed commercial paper program of $75 million and had $50 million of credit available under the revolving credit facility with an option to request up to another $150 million. The commitment fee for the asset-backed commercial paper facility is 0.10 percent of the unused commitment. The commitment fee for the revolving credit facility ranges from 0.075 to 0.200 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2007 were not material.

6.  Income Taxes

The following table shows income tax expense attributable to earnings from continuing operations:

Years ended June 30,	2007	2006	2005
(In thousands)
Currently payable
Federal	$54,370	$41,510	$57,697
State	9,012	5,062	9,586
	63,382	46,572	67,283
Deferred
Federal	25,757	38,940	11,384
State	4,684	7,290	2,152
	30,441	46,230	13,536
Income taxes	$93,823	$92,802	$80,819

Deferred income tax expense of $0.6 million associated with SFAS 123R was recognized for the cumulative effect of the change in accounting principle in fiscal 2005.

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2007	2006	2005
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	3.4	3.4	3.7
Benefit from capital loss in prior year	(3.6)	-	-
Other	0.9	0.6	-
Effective income tax rate	35.7%	39.0%	38.7%

An income tax benefit of $9.4 million was recognized in fiscal 2007 as a result of the resolution of a tax contingency related to the loss on the sale of stock in Craftways, a business sold in fiscal 2003. This income tax benefit lowered the fiscal 2007 effective tax rate by 3.6 percent.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2007	2006
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$16,514	$15,984
Compensation and benefits	20,907	28,478
All other assets	2,349	4,133
Total deferred tax assets	39,770	48,595
Deferred tax liabilities
Subscription acquisition costs	45,415	43,658
Accumulated depreciation and amortization	139,384	114,600
Gains from dispositions	17,763	22,953
All other liabilities	4,773	5,664
Total deferred tax liabilities	207,335	186,875
Net deferred tax liability	$167,565	$138,280

The Company's deferred tax assets are expected to be fully realized; therefore, no valuation allowance has been recorded. The net current portions of deferred tax assets and liabilities are included in accrued expenses-other taxes and expenses at June 30, 2007 and 2006, in the Consolidated Balance Sheets.

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

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $7.1 million in fiscal 2007, $6.5 million in fiscal 2006, and $5.4 million in fiscal 2005.

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

The Company adopted the recognition and disclosure provisions of SFAS 158 on June 30, 2007. SFAS 158 requires an entity to recognize the funded status of its defined benefit pension and postretirement plans - measured as the difference between plan assets at fair value and the benefit obligation - on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. Since the full recognition of the funded status of an entity's defined benefit pension plan is recorded on the balance sheet, the additional minimum liability is no longer recorded under SFAS 158. Because the recognition provisions of SFAS 158 were adopted as of June 30, 2007, the Company first measured and recorded changes to its previously recognized additional minimum liability through other comprehensive income and then applied the recognition provisions of SFAS 158, including the reversal of the additional minimum liability, through accumulated other comprehensive income to fully recognize the funded status of the Company's defined benefit pension and postretirement plans.

The following table summarizes the impact of the adoption of SFAS 158 on the Company's Consolidated Balance Sheet as of June 30, 2007:

		Adjustments Due to Adoption of SFAS 158
(in thousands)	Prior to Adoption of SFAS 158	Pension Plans	Postretirement Plans	As Reported at June 30, 2007
Prepaid benefit cost	$52,062	$2,894	$-	$54,956
Intangible asset	1,865	(1,865)	-	-
Current accrued benefit liability	(2,195)	125	-	(2,070)
Noncurrent benefit liability	(26,670)	(2,336)	4,127	(24,879)
Deferred income taxes	80	461	(1,610)	(1,069)
Accumulated other comprehensive loss (income), net of taxes	126	721	(2,517)	(1,670)

Obligations and Funded Status
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:
	Pension		Postretirement
June 30,	2007	2006	2007	2006
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$93,285	$86,628	$17,012	$17,921
Service cost	6,191	5,455	441	434
Interest cost	4,862	4,836	986	985
Participant contributions	-	-	672	638
Plan amendments	-	-	(85)	(358)
Actuarial loss (gain)	4,792	1,632	(537)	(447)
Benefits paid (including lump sums)	(22,734)	(5,266)	(1,991)	(2,161)
Benefit obligation, end of year	$86,396	$93,285	$16,498	$17,012

Change in plan assets
Fair value of plan assets, beginning of year	$94,972	$82,650	$-	$-
Actual return on plan assets	10,619	10,529	-	-
Employer contributions	29,160	7,059	1,319	1,523
Participant contributions	-	-	672	638
Benefits paid (including lump sums)	(22,734)	(5,266)	(1,991)	(2,161)
Fair value of plan assets, end of year	$112,017	$94,972	$-	$-

Funded (under funded) status, end of year	$25,621	$1,687	$(16,498)	$(17,012)
Unrecognized actuarial loss	-	3,632	-	2,492
Unrecognized prior service cost (credit)	-	2,772	-	(6,657)
Contributions between measurement date
and fiscal year end	18,679	11,984	205	392
Net recognized amount, end of year	$44,300	$20,075	$(16,293)	$(20,785)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

The following amounts are recognized in the Consolidated Balance Sheets:
	Pension		Postretirement
June 30,	2007	2006	2007	2006
(In thousands)
Other assets
Prepaid benefit cost	$54,956	$35,106	$-	$-
Intangible asset	-	2,467	-	-
Accrued expenses-compensation and benefits
Accrued benefit liability	(698)	(15,030)	(1,372)	(2,127)
Other noncurrent liabilities
Accrued benefit liability	(9,958)	-	(14,921)	(18,658)
Additional minimum liability	-	(5,873)	-	-
Accumulated other comprehensive loss
Additional minimum liability	-	3,405	-	-
Net amount recognized, end of year	$44,300	$20,075	$(16,293)	$(20,785)

The accumulated benefit obligation for all defined benefit pension plans was $76.5 million and $83.1 million at June 30, 2007 and 2006, respectively.

The following table provides information about pension plans with projected benefit obligations in excess of plan assets:

June 30,	2007	2006
(In thousands)
Projected benefit obligation	$ 10,860	$ 24,416
Fair value of plan assets	125	99

The following table provides information about pension plans with accumulated benefit obligations in excess of plan assets:

June 30,	2007	2006
(In thousands)
Accumulated benefit obligation	$ 8,179	$ 20,534
Fair value of plan assets	125	99

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:
		Pension		Postretirement
Years ended June 30,	2007	2006	2005	2007	2006	2005
(In thousands)
Components of net periodic benefit costs
Service cost	$6,191	$5,455	$5,362	$441	$434	$854
Interest cost	4,862	4,836	4,487	986	985	1,286
Expected return on plan assets	(7,883)	(6,595)	(6,327)	-	-	-
Prior service cost amortization	645	682	682	(728)	(697)	(286)
Actuarial loss amortization	486	472	137	68	107	70
Settlement charge	5,941	-	-	-	-	-
Net periodic benefit costs	$10,242	$4,850	$4,341	$767	$829	$1,924

The pension settlement charge recorded in the fourth quarter of fiscal 2007 was triggered by lump-sum payments made as a result of an executive's retirement in the prior fiscal year.

The changes in minimum pension liabilities included in other comprehensive income (loss) were as follows:

		Pension			Postretirement
Years ended June 30,	2007	2006	2005	2007	2006	2005
(In thousands)
Increase (decrease) in minimum liability, net of taxes	$(1,951)	$1,052	$958	$-	$-	$-

Amounts recognized in the accumulated other comprehensive income (loss) component of shareholders' equity for Company-sponsored plans as a result of the adoption of SFAS 158 as of June 30, 2007, were as follows:

June 30, 2007	Pension	Postretirement	Total
(In thousands)
Unrecognized net actuarial gains (losses), net of taxes	$451	$(1,151)	$(700)
Unrecognized prior service credit (costs), net of taxes	(1,298)	3,668	2,370
Total	$(847)	$2,517	$1,670

During fiscal 2008, the Company expects to recognize as part of its net periodic benefit costs approximately $0.1 million of net actuarial losses and $0.4 million of prior-service cost for the pension plans and $0.4 million of prior service credit for the postretirement plan that are included, net of taxes, in the accumulated other comprehensive income component of shareholders' equity at June 30, 2007.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:
	Pension		Postretirement
June 30,	2007	2006	2007	2006
Weighted average assumptions
Discount rate	5.70%	5.80%	5.80%	5.90%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	8.00%	9.00%
Ultimate level	NA	NA	5.00%	5.00%
Years to ultimate level	NA	NA	3 yrs	4 yrs
NA-Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

		Pension		Postretirement
Years ended June 30,	2007	2006	2005	2007	2006	2005
Weighted average assumptions
Discount rate	5.80%	5.60%	5.75%	5.90%	5.60%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	NA	NA	NA
Rate of compensation increase	4.50%	4.50%	5.00%	4.50%	4.50%	5.00%
Rate of increase in health care cost levels
Initial level	NA	NA	NA	9.00%	9.00%	10.50%
Ultimate level	NA	NA	NA	5.00%	5.50%	5.50%
Years to ultimate level	NA	NA	NA	4 yrs	3 yrs	4 yrs
NA-Not applicable

The expected return on plan assets assumption was determined, with the assistance of the Company's investment consultants, based on a variety of factors. These factors include but are not limited to the plans' asset allocations, review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The Company reviews this long-term assumption on a periodic basis.

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2007	$51	$(44)
Effect on postretirement benefit obligation as of June 30, 2007	531	(460)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	Target	Actual Allocation
June 30,	Allocation	2007	2006
Domestic equity securities	60%	60%	60%
International equity securities	10	10	10
Fixed income investments	30	30	30
Fair value of plan assets	100%	100%	100%

The primary objective of the Company's pension plans is to provide eligible employees with scheduled pension benefits by using a prudent investment approach. The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks and between growth and value stocks and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset-liability studies. The target asset allocations represent a long-term perspective. A 10 percent range is used for individual asset classes. The overall asset mix is reviewed on a quarterly basis, and plan assets are rebalanced back to target allocations as needed.

Equity securities did not include any Meredith Corporation common or Class B stock at June 30, 2007 or 2006.

Cash Flows
Meredith expects to contribute $1.4 million to its postretirement plan and to make no contributions to its pension plan in fiscal 2008.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ended June 30,	Pension Benefits	Postretirement Benefits
(In thousands)
2008	$13,831	$1,372
2009	9,538	1,488
2010	10,383	1,577
2011	10,819	1,563
2012	11,316	1,515
2013-2017	60,428	6,939

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

Years ended June 30,	2007	2006	2005
(In thousands except per share data)
Earnings from continuing operations	$168,830	$145,152	$128,016
Basic average shares outstanding	48,048	49,307	49,777
Dilutive effect of stock options and equivalents	1,060	1,303	1,443
Diluted average shares outstanding	49,108	50,610	51,220
Earnings per share from continuing operations
Basic	$3.51	$2.95	$2.57
Diluted	3.44	2.87	2.50

Antidilutive options excluded from the above calculations totaled 411,000 options for the year ended June 30, 2007 ($47.18 weighted average exercise price), 944,000 options for the year ended June 30, 2006 ($49.82 weighted average exercise price), and 1,955,000 options for the year ended June 30, 2005 ($47.78 weighted average exercise price).

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

Repurchases under these authorizations were as follows:

Years ended June 30,	2007	2006	2005
(In thousands)
Number of shares	1,116	2,898	1,965
Cost at market value	$58,710	$145,235	$97,458

As of June 30, 2007, authorization to repurchase approximately 3.6 million shares remained.

10.  Common Stock and Share-based Compensation Plans

Meredith adopted SFAS 123R effective October 1, 2004, using the modified retrospective transition method under which financial results for prior periods were adjusted. SFAS 123R requires entities to estimate the number of expected forfeitures and record expense based on the number of awards expected to vest. Prior to adoption of SFAS 123R, Meredith accounted for forfeitures as they occurred as permitted under previous accounting standards. As a result, in fiscal 2005, the Company recorded the cumulative effect of a change in accounting principle of $1.5 million ($0.9 million after tax), or $0.02 per share, to reduce compensation expense recognized in previous periods for the estimated forfeitures of outstanding awards.

On June 30, 2007, Meredith had an employee stock purchase plan and several stock incentive plans, all of which were shareholder-approved. A more detailed description of these plans follows. Compensation expense recognized for these plans was $11.1 million in fiscal 2007, $15.5 million in fiscal 2006, and $11.7 million (before the favorable pretax adjustment for the cumulative effect of the change in accounting principle of $1.5 million) in fiscal 2005. The total income tax benefit recognized in earnings was $4.3 million in fiscal 2007, $6.0 million in fiscal 2006, and $4.5 million (before the cumulative effect of the change in accounting principle for share-based payment arrangements) in fiscal 2005.

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

The term of the option is three months, the term of the offering period. The expected stock price volatility was approximately 14 percent in fiscal 2007, 2006, and 2005. Information about the shares issued under this plan is as follows:

Years ended June 30,	2007	2006	2005
Shares issued (in thousands)	72	69	52
Average fair value	$7.99	$8.22	$8.14
Average purchase price	45.14	42.52	41.75
Average market price	56.20	51.74	49.64

Stock Incentive Plans

Meredith has two stock incentive plans (the Plans) that permit the Company to issue up to 3.8 million shares in the form of stock options, restricted stock, stock equivalent units, restricted stock units, performance shares, and performance cash awards to key employees and directors of the Company. Approximately 3.3 million shares are available for future awards under these plans as of June 30, 2007. The Plans are designed to provide incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the interests of employees with those of shareholders.

The Company has awarded restricted shares of common stock to eligible key employees and to non-employee directors under the Plans. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards generally vest over three or five years. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are amortized over the vesting periods. The Company's restricted stock activity during the year ended June 30, 2007, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
(Shares in thousands)
Nonvested at June 30, 2006	85	$47.64
Granted	11	53.07
Vested	(30)	51.98
Forfeited	(1)	51.60
Nonvested at June 30, 2007	65	49.90

As of June 30, 2007, there was $1.3 million of unearned compensation cost related to restricted stock granted under the Plans. That cost is expected to be recognized over a weighted average period of two years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2007, 2006, and 2005 was $53.07, $50.98, and $49.25, respectively. The total fair value of shares vested during the years ended June 30, 2007, 2006, and 2005, was $1.6 million, $1.1 million, and $0.8 million, respectively.

Meredith also has outstanding stock equivalent units resulting from the deferral of compensation of employees and directors under various deferred compensation plans. The period of deferral is specified when the deferral election is made. These stock equivalent units are issued at the market price of the underlying stock on the date of deferral. In addition, shares of restricted stock may be converted to stock equivalent units upon vesting.

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2007:
Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value
(Units in thousands)
Balance at June 30, 2006	149	$30.58
Additions	12	46.65
Converted to common stock	(56)	21.14
Balance at June 30, 2007	105	37.34

The aggregate intrinsic value of stock equivalent units outstanding at June 30, 2007 was $2.5 million. The total intrinsic value of stock equivalent units converted to common stock in the years ended June 30, 2007, 2006, and 2005, was $1,614,000, $163,000, and $76,000, respectively.

Starting in fiscal 2006, the Company awarded performance-based restricted stock units to eligible key employees under the Plans. These restricted stock units will vest only if the Company attains specified earnings per share goals for the subsequent three-year period. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are amortized over a three-year vesting period. The Company's restricted stock unit activity during the year ended June 30, 2007, was as follows:

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
(Units in thousands)
Nonvested at July 1, 2006	57	$49.10
Granted	80	47.02
Vested	-	-
Forfeited	(4)	47.88
Nonvested at June 30, 2007	133	47.88

As of June 30, 2007, there was $2.8 million of unearned compensation cost related to restricted stock units granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.6 years. The weighted average grant date fair value of restricted stock units granted during the year ended June 30, 2007 was $47.02; during the year ended June 30, 2006, it was $49.10. No restricted stock units vested during the years ended June 30, 2007 or 2006.

Meredith has granted nonqualified stock options to certain employees and directors under the Plans. The grant date of options issued is the date the Compensation Committee of the Board of Directors approves the granting of the options. The exercise price of options granted is set at the fair value of the Company's stock on the grant date. All options granted under the Plans expire at the end of 10 years. Most of the options granted vest three years from the date of grant.

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

A summary of stock option activity and weighted average exercise prices follows:

(Options and Aggregate Intrinsic Value in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding July 1, 2006	4,962	$41.49
Granted	479	47.13
Exercised	(1,001)	56.74
Forfeited	(31)	48.56
Outstanding June 30, 2007	4,409	43.17	5.92 years	$81,978
Exercisable June 30, 2007	2,851	41.57	5.17 years	14,742

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

Years ended June 30,	2007		2006		2005
Risk-free interest rate	4.6-4.9%		3.9-5.1%		3.3-4.0%
Expected dividend yield	1.18%		0.90%		0.90%
Expected option life	4-7	yrs	4-7	yrs	4-7	yrs
Expected stock price volatility	19-21%		17-23%		19-23%
Weighted average stock price volatility	19.28%		19.60%		22.00%

The weighted average grant date fair value of options granted during the years ended June 30, 2007, 2006, and 2005, was $13.40, $12.33, and $13.27, respectively. The total intrinsic value of options exercised during the years ended June 30, 2007, 2006, and 2005, was $20.4 million, $40.2 million, and $15.0 million, respectively. As of June 30, 2007, there was $5.8 million in unrecognized compensation cost for stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 1.6 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2007, 2006, and 2005, was $36.3 million, $48.7 million, and $20.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $8.1 million, $15.9 million, and $5.9 million, respectively, for the years ended June 30, 2007, 2006, and 2005.

Meredith expects, from year to year, to repurchase a sufficient number of shares of common stock to approximate or exceed the number of options granted annually.

11.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $17.7 million in fiscal 2007, $17.4 million in fiscal 2006, and $10.7 million in fiscal 2005.

Below are the minimum rental commitments at June 30, 2007, under all noncancelable operating leases due in succeeding fiscal years:

Years ended June 30,
(In thousands)
2008	$19,661
2009	18,520
2010	18,220
2011	11,708
2012	9,999
Later years	24,094
Total amounts payable	$102,202

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable contracts amounted to $48.9 million at June 30, 2007 and $55.2 million at June 30, 2006. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, were $44.2 million and $49.0 million at June 30, 2007 and 2006, respectively. The table shows broadcast rights payments due in succeeding fiscal years:

Years ended June 30,	Recorded Commitments	Unavailable Rights
(In thousands)
2008	$12,069	$12,557
2009	7,112	13,880
2010	6,338	10,365
2011	2,432	8,068
2012	1,118	2,313
Later years	1,584	1,708
Total amounts payable	$30,653	$48,891

For certain acquisitions consummated by the Company during fiscal 2007 and 2006, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets agreed to in the respective acquisition agreements. See Note 2 for further details on contingent payments.

The Company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position, or liquidity.

12.  Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) includes net earnings as well as items of other comprehensive income (loss). Beginning in the Company's 2008 fiscal year, and as a result of the Company's adoption of SFAS 158 as of June 30, 2007, other comprehensive income (loss) will no longer include the change in minimum pension liabilities, but will include changes in unrecognized benefit cost gains and losses.

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

	Foreign Currency Translation Adjustments	Minimum Pension/Post Retirement Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2004	$(360)	$(67)	$-	$(427)
Current-year adjustments, pretax	589	(1,570)	-	(981)
Tax benefit (expense)	(229)	612	-	383
Other comprehensive income (loss)	360	(958)	-	(598)
Balance at June 30, 2005	-	(1,025)	-	(1,025)
Current-year adjustments, pretax	-	(1,725)	-	(1,725)
Tax benefit	-	673	-	673
Other comprehensive loss	-	(1,052)	-	(1,052)
Balance at June 30, 2006	-	(2,077)	-	(2,077)
Current-year adjustments, pretax	-	3,199	1,358	4,557
Tax expense	-	(1,248)	(529)	(1,777)
Other comprehensive income	-	1,951	829	2,780
Adoption of SFAS 158	-	2,944	-	2,944
Tax expense	-	(1,148)	-	(1,148)
Adoption of SFAS 158, net of taxes	-	1,796	-	1,796
Balance at June 30, 2007	$-	$1,670	$829	$2,499

13.  Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments were as follows:
June 30,	2007		2006
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Broadcast rights payable	$30,653	$28,133	$36,499	$33,230
Long-term debt	475,000	469,763	565,000	555,387

Fair values were determined as described below:

Broadcast rights payable--Present value of future cash flows discounted at the Company's current borrowing rate.

Long-term debt--Present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

The carrying amounts for all other financial instruments approximate their respective fair values due to the short-term nature of these instruments. Fair value estimates are made at a specific moment in time based on relevant market and financial instrument information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

There are two principal financial measures reported to the chief executive officer (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA). Operating profit for segment reporting, disclosed below, is revenues less operating costs and excludes special items and unallocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Nonoperating income (expense) and interest income and expense are not allocated to the segments. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, EBITDA is not presented below.

A significant non-cash item included in segment operating expenses other than depreciation and amortization of fixed and intangible assets is the amortization of broadcast rights in the broadcasting segment. Broadcast rights amortization totaled $28.0 million in fiscal 2007, $28.3 million in fiscal 2006, and $30.6 million in fiscal 2005.

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

The following table presents financial information by segment:
Years ended June 30,	2007	2006	2005
(In thousands)
Revenues
Publishing	$1,268,153	$1,246,774	$908,790
Broadcasting	347,832	314,691	308,510
Total revenues	$1,615,985	$1,561,465	$1,217,300

Operating profit
Publishing	$219,771	$212,897	$174,251
Broadcasting	106,804	88,845	86,445
Unallocated corporate	(34,911)	(34,561)	(32,859)
Restructuring charges, Book Group	(3,415)	-	-
Income from operations	$288,249	$267,181	$227,837

Depreciation and amortization
Publishing	$18,714	$19,234	$9,832
Broadcasting	24,171	23,697	22,949
Unallocated corporate	2,145	2,196	2,210
Total depreciation and amortization	$45,030	$45,127	$34,991

Assets
Publishing	$981,781	$959,975	$429,866
Broadcasting	953,437	955,546	952,919
Unallocated corporate	154,733	125,154	108,523
Total assets	$2,089,951	$2,040,675	$1,491,308

Capital expenditures
Publishing	$5,610	$4,564	$3,521
Broadcasting	34,018	20,055	17,528
Unallocated corporate	2,971	4,617	2,796
Total capital expenditures	$42,599	$29,236	$23,845

15.  Selected Quarterly Financial Data (unaudited)
Year ended June 30, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
Publishing	$305,448	$294,666	$323,321	$344,718	$1,268,153
Broadcasting	80,903	104,680	78,497	83,752	347,832
Total revenues	$386,351	$399,346	$401,818	$428,470	$1,615,985
Operating profit
Publishing	$47,828	$34,425	$64,379	$73,139	$219,771
Broadcasting	17,991	40,464	20,587	27,762	106,804
Unallocated corporate	(9,003)	(8,869)	(6,786)	(10,253)	(34,911)
Restructuring charge, Book Group	-	-	-	(3,415)	(3,415)
Income from operations	$56,816	$66,020	$78,180	$87,233	$288,249

Earnings from continuing operations	$30,186	$35,817	$53,177	$49,650	$168,830

Discontinued operations	310	(790)	(7,868)	1,864	(6,484)

Net earnings	30,496	35,027	45,309	51,514	162,346

Basic earnings per share
Earnings from continuing operations	0.63	0.75	1.10	1.03	3.51
Net earnings	0.64	0.73	0.94	1.07	3.38

Diluted earnings per share
Earnings from continuing operations	0.62	0.73	1.08	1.01	3.44
Net earnings	0.62	0.72	0.92	1.05	3.31

Dividends per share	0.160	0.160	0.185	0.185	0.690

Amounts differ from amounts previously reported in Forms 10-Q due to the reclassification of amounts related to discontinued operations.

Year ended June 30, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
Publishing	$307,802	$293,824	$311,055	$334,093	$1,246,774
Broadcasting	70,902	83,421	74,973	85,395	314,691
Total revenues	$378,704	$377,245	$386,028	$419,488	$1,561,465
Operating profit
Publishing	$46,372	$37,800	$61,475	$67,250	$212,897
Broadcasting	12,924	26,369	20,294	29,258	88,845
Unallocated corporate	(9,313)	(7,986)	(7,794)	(9,468)	(34,561)
Income from operations	$49,983	$56,183	$73,975	$87,040	$267,181

Earnings from continuing operations	$25,706	$29,564	$40,841	$49,041	$145,152

Discontinued operations	731	(411)	(200)	(480)	(360)

Net earnings	26,437	29,153	40,641	48,561	144,792

Basic earnings per share
Earnings from continuing operations	0.53	0.60	0.82	1.00	2.95
Net earnings	0.54	0.59	0.82	0.99	2.94

Diluted earnings per share
Earnings from continuing operations	0.51	0.58	0.80	0.98	2.87
Net earnings	0.52	0.57	0.80	0.97	2.86

Dividends per share	0.14	0.14	0.16	0.16	0.60

Amounts differ from amounts previously reported in Forms 10-Q due to the reclassification of amounts related to discontinued operations.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA
Years ended June 30,	2007	2006	2005	2004	2003	2002
(In thousands except per share data)
Results of operations
Revenues	$1,615,985	$1,561,465	$1,217,300	$1,161,652	$1,080,104	$987,829
Costs and expenses	1,279,291	1,249,157	954,472	934,318	881,795	825,630
Depreciation and amortization	45,030	45,127	34,991	35,243	36,340	53,640
Nonrecurring items	3,415	-	-	-	-	-
Income from operations	288,249	267,181	227,837	192,091	161,969	108,559
Net interest income (expense)	(25,596)	(29,227)	(19,002)	(22,501)	(27,209)	(32,589)
Nonoperating income (expense)	-	-	-	-	(1,551)	63,812
Income taxes	(93,823)	(92,802)	(80,819)	(65,631)	(51,551)	(54,095)
Earnings from continuing operations	168,830	145,152	128,016	103,959	81,658	85,687
Discontinued operations	(6,484)	(360)	133	-	-	-
Cumulative effect of change in
accounting principle	-	-	893	-	(85,749)	-
Net earnings (loss)	$162,346	$144,792	$129,042	$103,959	$(4,091)	$85,687
Basic per share information
Earnings from continuing operations	$3.51	$2.95	$2.57	$2.07	$1.64	$1.73
Discontinued operations	(0.13)	(0.01)	-	-	-	-
Cumulative effect of change in
accounting principle	-	-	0.02	-	(1.72)	-
Net earnings (loss)	$3.38	$2.94	$2.59	$2.07	$(0.08)	$1.73
Diluted per share information
Earnings from continuing operations	$3.44	$2.87	$2.50	$2.00	$1.59	$1.67
Discontinued operations	(0.13)	(0.01)	-	-	-	-
Cumulative effect of change in
accounting principle	-	-	0.02	-	(1.67)	-
Net earnings (loss)	$3.31	$2.86	$2.52	$2.00	$(0.08)	$1.67
Average diluted shares outstanding	49,108	50,610	51,220	51,926	51,276	51,230
Other per share information
Dividends	$0.69	$0.60	$0.52	$0.43	$0.37	$0.35
Stock price-high	63.41	56.83	55.51	55.94	47.75	45.00
Stock price-low	45.04	46.50	44.51	43.65	33.42	26.50
Financial position at June 30,
Current assets	$452,640	$431,520	$304,495	$314,014	$268,429	$272,211
Working capital	(34,389)	(32,426)	(134,585)	(56,736)	(28,682)	(35,195)
Total assets	2,089,951	2,040,675	1,491,308	1,465,927	1,431,824	1,460,264
Long-term obligations
(including current portion)	505,653	601,499	285,884	332,953	419,574	429,331
Shareholders' equity	833,201	698,104	651,827	609,971	517,763	525,489
Number of employees at June 30,	3,166	3,161	2,706	2,696	2,633	2,569
Comparable basis reporting[1]
Earnings from continuing operations	$168,830	$145,152	$128,016	$103,959	$81,658	$85,687
Adjustment for SFAS 142
add back amortization, net of taxes	-	-	-	-	-	11,998
Adjusted earnings from continuing
operations	$168,830	$145,152	$128,016	$103,959	$81,658	$97,685
Adjusted earnings from continuing
operations
Per basic share	$3.51	$2.95	$2.57	$2.07	$1.64	$1.97
Per diluted share	3.44	2.87	2.50	2.00	1.59	1.91

1.

Meredith adopted SFAS 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Comparable basis reporting assumes the provisions of SFAS 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA (continued)
Years ended June 30,	2001	2000	1999	1998	1997
(In thousands except per share data)
Results of operations
Revenues	$1,043,451	$1,089,470	$1,029,804	$1,004,922	$850,702
Costs and expenses	848,007	861,415	823,063	822,477	716,955
Depreciation and amortization	51,572	52,349	44,083	36,840	22,997
Nonrecurring items	25,308	23,096	-	-	-
Income from operations	118,564	152,610	162,658	145,605	110,750
Net interest income (expense)	(31,901)	(33,751)	(21,287)	(13,387)	3,756
Nonoperating income (expense)	21,477	-	2,375	-	-
Income taxes	(41,809)	(53,048)	(59,054)	(56,319)	(49,153)
Earnings from continuing operations	66,331	65,811	84,692	75,899	65,353
Discontinued operations	-	-	-	-	27,693
Cumulative effect of change in
accounting principle	-	-	-	-	-
Net earnings (loss)	$66,331	$65,811	$84,692	$75,899	$93,046
Basic per share information
Earnings from continuing operations	$1.33	$1.28	$1.62	$1.43	$1.22
Discontinued operations	-	-	-	-	0.52
Cumulative effect of change in
accounting principle	-	-	-	-	-
Net earnings (loss)	$1.33	$1.28	$1.62	$1.43	$1.74
Diluted per share information
Earnings from continuing operations	$1.29	$1.25	$1.58	$1.39	$1.18
Discontinued operations	-	-	-	-	0.50
Cumulative effect of change in
accounting principle	-	-	-	-	-
Net earnings (loss)	$1.29	$1.25	$1.58	$1.39	$1.68
Average diluted shares outstanding	51,354	52,774	53,761	54,603	55,522
Other per share information
Dividends	$0.33	$0.31	$0.29	$0.27	$0.24
Stock price-high	38.97	42.00	48.50	46.94	29.37
Stock price-low	26.75	22.37	26.69	26.75	19.69
Financial position at June 30,
Current assets	$291,082	$288,799	$256,175	$246,801	$337,208
Working capital	(80,324)	(69,902)	(87,940)	(100,068)	59,248
Total assets	1,437,747	1,439,773	1,423,396	1,065,989	760,433
Long-term obligations
(including current portion)	505,758	541,146	564,573	244,607	17,032
Shareholders' equity	462,582	391,965	368,934	355,440	329,264
Number of employees at June 30,	2,616	2,703	2,642	2,559	2,102
Comparable basis reporting[1]
Earnings from continuing operations	$66,331	$65,811	$84,692	$75,899	$65,353
Adjustment for SFAS 142
add back amortization, net of taxes	12,106	12,603	9,592	7,617	4,154
Adjusted earnings from continuing
operations	$78,437	$78,414	$94,284	$83,516	$69,507
Adjusted earnings from continuing
operations
Per basic share	$1.57	$1.53	$1.81	$1.58	$1.30
Per diluted share	1.53	1.49	1.75	1.53	1.25

1.

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

Significant acquisitions occurred in July 2005 with the purchase of the G+J Consumer Titles; in December 2002 with the acquisition of the American Baby Group; in June 2002 with the exchange of WOFL and WOGX for KPTV; in March 1999 with the acquisition of WGCL; in September 1997 with the acquisition of WFSB; and in July 1997 with the purchases of KPDX, WHNS, and KFXO.

Data have been adjusted to reflect a two-for-one stock split in March 1997.

Long-term obligations include broadcast rights payable and Company debt associated with continuing operations.

Shareholders' equity includes temporary equity where applicable.

Earnings from continuing operations

Fiscal 2007 nonrecurring items represented costs related to a restructuring plan of the Book Group.
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

Discontinued operations

Fiscal 2007 included the results of the discontinued operations and related shut-down charges of Child magazine; the operations of and after-tax gain from the disposition of KFXO, which was sold in fiscal 2007; and the operations, including an impairment charge, of WFLI, which is held for sale at June 30, 2007.
Fiscal 2006 included the results of the discontinued operations of Child magazine, KFXO, and WFLI.
Fiscal 2005 included the results of the discontinued operations of KFXO and WFLI. The operations of KFXO for fiscal years prior to fiscal 2005 were not shown as discontinued operations due to immateriality.
Fiscal 1997 included the results of the Company's former cable television operation reflected as a discontinued operation and also an after-tax gain from the disposition of the Company's remaining interest in the cable television operation.

Changes in accounting principles

Fiscal 2005 reflected the adoption of SFAS 123R, Share-based Payment.
Fiscal 2003 reflected the adoption of SFAS 142, Goodwill and Other Intangible Assets.

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2007
Reserve for doubtful accounts	$7,699	$4,957	$-	$(2,408)	$10,248
Reserve for returns	12,115	23,798	-	(25,159)	10,754
Total	$19,814	$28,755	$-	$(27,567)	$21,002
Fiscal year ended June 30, 2006
Reserve for doubtful accounts	$5,634	$3,162	$-	$(1,097)	$7,699
Reserve for returns	9,571	30,628	-	(28,084)	12,115
Total	$15,205	$33,790	$-	$(29,181)	$19,814
Fiscal year ended June 30, 2005
Reserve for doubtful accounts	$4,683	$3,455	$-	$(2,504)	$5,634
Reserve for returns	10,161	19,094	-	(19,684)	9,571
Total	$14,844	$22,549	$-	$(22,188)	$15,205

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of June 30, 2007. On the basis of this evaluation, Meredith's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of that evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2007.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Meredith Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Meredith Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Meredith Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Meredith Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meredith Corporation and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2007, and our report dated August 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
August 23, 2007

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2007, under the captions "Election of Directors," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance," and in Part I of this Form 10-K beginning on page 9 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics and a Code of Ethics for CEO and Senior Financial Officers. These codes are applicable to the Chief Executive Officer, Chief Financial Officer, Controller, and any persons performing similar functions. The Company's Code of Business Conduct and Ethics and the Company's Code of Ethics for CEO and Senior Financial Officers are available free of charge on the Company's corporate website at www.meredith.com. Copies of the codes are also available free of charge upon written request to the Secretary of the Company. The Company will post any amendments to the Code of Business Conduct and Ethics or the Code of Ethics for CEO and Senior Financial Officers, as well as any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission or the New York Stock Exchange on the Company's corporate website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2007, under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," and "Director Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2007, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The following table sets forth information with respect to the Company's common stock that may be issued under all equity compensation plans of the Company in existence as of June 30, 2007. All of the equity compensation plans for which information is included in the following table have been approved by shareholders.
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	4,647,894	$ 43.17	3,579,570
Equity compensation plans not approved by shareholders	None	NA	None
Total	4,647,894	$ 43.17	3,579,570
NA - Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2007, under the caption "Related Person Transaction Policy and Procedures" and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2007, under the caption "Audit Committee Disclosure" and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2007 and 2006
Consolidated Statements of Earnings for the Years Ended June 30, 2007, 2006, and 2005
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
Eleven-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2007, 2006, and 2005

Schedule II-Valuation and Qualifying Accounts

All other Schedules have been omitted because the items required by such schedules are not present in the consolidated financial statements, are covered in the consolidated financial statements or notes thereto, or are not significant in amount.

	3.	Exhibits

Certain of the exhibits to this Form 10-K are incorporated herein by reference, as specified:
(See Index to Attached Exhibits on page E-1 of this Form 10-K.)

		3.1	The Company's Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003.

		3.2	The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

4.1

Note Purchase Agreement dated as of March 1, 1999, among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

4.2

Credit Agreement dated as of April 5, 2002, among Meredith Corporation and a group of banks including amendment dated May 7, 2004, is incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Second amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004. Third amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005.

4.3

$100 million Note Purchase Agreements dated as of April 1, 2002, among Meredith Corporation, as issuer and seller, and named purchasers are incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005.

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

10.2

Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ending December 31, 1993.*

10.3	Meredith Corporation Management Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.*

10.4

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

10.5	Meredith Corporation Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002.*

10.6

Employment Agreement dated June 20, 2003, between Meredith Corporation and
John H. (Jack) Griffin, Jr. is incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.*

10.7

Amended and Restated Replacement Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.*

10.8

Amended and Restated Supplemental Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.*

10.9

Consultancy Agreement dated May 11, 2004, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2004.*

10.10	Meredith Corporation 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit B to the Company's Proxy Statement for the Annual Meeting of Shareholders on November 8, 2004.*

10.11

Form of Restricted Stock Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004.*

10.12

Form of Nonqualified Stock Option Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004.*

10.13

Letter employment agreement dated February 14, 2005, between Meredith Corporation and Paul A. Karpowicz is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 10, 2005.*

10.14

Form of Restricted Stock Unit Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 8, 2005.*

10.15

Employment Agreement dated January 20, 2006, between Meredith Corporation and
Stephen M. Lacy is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 30, 2006.*

10.16

Disclosure of cash awards, new salaries, and targets for cash bonuses for Executive Officers as of August 7, 2007 is incorporated herein by reference to the Company's Current Report on Form 8-K filed August 13, 2007.*

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

MEREDITH CORPORATION
By /s/ John S. Zieser
John S. Zieser, Chief Development Officer/General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suku V. Radia	/s/ Stephen M. Lacy
Suku V. Radia, Vice President- Chief Financial Officer (Principal Accounting and Financial Officer)	Stephen M. Lacy, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ William T. Kerr	/s/ Herbert M. Baum
William T. Kerr, Chairman of the Board and Director	Herbert M. Baum, Director

/s/ Mary Sue Coleman	/s/ James R. Craigie
Mary Sue Coleman, Director	James R. Craigie, Director

/s/ Alfred H. Drewes	/s/ Mell Meredith Frazier
Alfred H. Drewes, Director	Mell Meredith Frazier, Director

/s/ Frederick B. Henry	/s/ Joel W. Johnson
Frederick B. Henry, Director	Joel W. Johnson, Director

/s/ Robert E. Lee	/s/ David J. Londoner
Robert E. Lee, Director	David J. Londoner, Director

/s/ Philip A. Marineau	/s/ Charles D. Peebler, Jr.
Philip A. Marineau, Director	Charles D. Peebler, Jr., Director

Each of the above signatures is affixed as of August 20, 2007.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1