Form 10-Q
period 2007-09-30
MEREDITH CORP
filed 2007-10-24
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (515) 284-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer [X] Accelerated filer [_] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2007
Common shares	38,190,572
Class B shares	9,254,937
Total common and Class B shares	47,445,509

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) September 30, 2007	June 30, 2007
(In thousands)
Current assets
Cash and cash equivalents	$25,483	$39,220
Accounts receivable, net	273,117	267,419
Inventories	54,981	48,836
Current portion of subscription acquisition costs	64,882	70,553
Current portion of broadcast rights	23,324	11,307
Other current assets	25,082	15,305
Total current assets	466,869	452,640
Property, plant, and equipment	442,741	445,846
Less accumulated depreciation	(242,489)	(239,820)
Net property, plant, and equipment	200,252	206,026
Subscription acquisition costs	61,210	66,309
Broadcast rights	9,044	9,309
Other assets	96,794	101,178
Intangible assets, net	791,413	794,996
Goodwill	460,547	459,493
Total assets	$2,086,129	$2,089,951

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$135,000	$100,000
Current portion of long-term broadcast rights payable	23,872	12,069
Accounts payable	81,551	78,156
Accrued expenses and other liabilities	107,174	105,359
Current portion of unearned subscription revenues	182,160	191,445
Total current liabilities	529,757	487,029
Long-term debt	325,000	375,000
Long-term broadcast rights payable	18,889	18,584
Unearned subscription revenues	163,298	167,873
Deferred income taxes	136,923	166,597
Other noncurrent liabilities	99,761	41,667
Total liabilities	1,273,628	1,256,750
Shareholders' equity
Series preferred stock	-	-
Common stock	38,191	38,970
Class B stock	9,255	9,262
Additional paid-in capital	64,106	58,945
Retained earnings	709,492	727,628
Accumulated other comprehensive income	1,493	2,499
Unearned compensation	(10,036)	(4,103)
Total shareholders' equity	812,501	833,201
Total liabilities and shareholders' equity	$2,086,129	$2,089,951

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)

Three Months Ended September 30,	2007	2006
(In thousands except per share data)
Revenues
Advertising	$254,756	$238,569
Circulation	80,286	83,761
All other	69,452	64,021
Total revenues	404,494	386,351
Operating expenses
Production, distribution, and editorial	175,898	167,565
Selling, general, and administrative	155,819	150,940
Depreciation and amortization	12,261	11,030
Total operating expenses	343,978	329,535
Income from operations	60,516	56,816
Interest income	352	233
Interest expense	(6,163)	(7,320)
Earnings from continuing operations before income taxes	54,705	49,729
Income taxes	21,335	19,543
Earnings from continuing operations	33,370	30,186
Income from discontinued operations, net of taxes	-	310
Net earnings	$33,370	$30,496

Basic earnings per share
Earnings from continuing operations	$0.70	$0.63
Discontinued operations	-	0.01
Basic earnings per share	$0.70	$0.64
Basic average shares outstanding	47,795	47,996

Diluted earnings per share
Earnings from continuing operations	$0.68	$0.62
Discontinued operations	-	-
Diluted earnings per share	$0.68	$0.62
Diluted average shares outstanding	48,828	48,854

Dividends paid per share	$0.185	$0.160

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In thousands except per share data)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensa- tion	Total
Balance at June 30, 2007	$ 38,970	$ 9,262	$ 58,945	$ 727,628	$ 2,499	$ (4,103)	$ 833,201
Net earnings Net earnings	-	-	-	33,370	-	-	33,370
Other comprehensive loss, net	-	-	-	-	(1,006)	-	(1,006)
Total comprehensive income							32,364

Stock issued under various incentive
plans, net of forfeitures	117	-	5,679	-	-	(3,503)	2,293
Issuance of common stock equivalents	-	-	3,680	-	-	(3,680)	-
Purchases of Company stock	(903)	-	(6,193)	(42,676)	-	-	(49,772)
Share-based compensation	-	-	1,956	-	-	1,250	3,206
Conversion of Class B to common stock	7	(7)	-	-	-	-	-

Dividends paid, 18.5 cents per share
Common stock	-	-	-	(7,117)	-	-	(7,117)
Class B stock	-	-	-	(1,713)	-	-	(1,713)

Tax benefit from incentive plans	-	-	39	-	-	-	39
Balance at September 30, 2007	$ 38,191	$ 9,255	$ 64,106	$ 709,492	$ 1,493	$ (10,036)	$ 812,501

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30,	2007	2006
(In thousands)
Cash flows from operating activities
Net earnings	$33,370	$30,496
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation	8,678	7,820
Amortization	3,583	3,407
Share-based compensation	3,206	3,021
Deferred income taxes	6,522	6,693
Amortization of broadcast rights	7,107	7,368
Payments for broadcast rights	(6,751)	(7,025)
Excess tax benefits from share-based payments	(39)	(463)
Changes in assets and liabilities	6,130	(19,980)
Net cash provided by operating activities	61,806	31,337
Cash flows from investing activities
Acquisitions of businesses	-	(15)
Additions to property, plant, and equipment	(4,273)	(5,670)
Net cash used in investing activities	(4,273)	(5,685)
Cash flows from financing activities
Proceeds from issuance of long-term debt	75,000	10,000
Repayments of long-term debt	(90,000)	(15,000)
Purchases of Company stock	(49,772)	(27,489)
Proceeds from common stock issued	2,293	5,818
Dividends paid	(8,830)	(7,686)
Excess tax benefits from share-based payments	39	463
Net cash used in financing activities	(71,270)	(33,894)
Net decrease in cash and cash equivalents	(13,737)	(8,242)
Cash and cash equivalents at beginning of period	39,220	30,713
Cash and cash equivalents at end of period	$25,483	$22,471

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

The condensed consolidated financial statements as of September 30, 2007, and for the three months ended September 30, 2007 and 2006, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2007, filed with the United States Securities and Exchange Commission (SEC).

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on July 1, 2007. As a result, the Company was required to make certain reclassifications in its consolidated balance sheet as of July 1, 2007. In the aggregate, these reclassifications increased the Company's liability for unrecognized tax benefits by $36.0 million and decreased its net deferred tax liabilities by $36.0 million. The adoption of FIN 48 had no impact on the Company's consolidated retained earnings as of July 1, 2007, or on its consolidated results of operations or cash flows for the three months ended September 30, 2007.

The amount of unrecognized tax benefits totaled $47.9 million at July 1, 2007. In addition, in accordance with the Company's policy to record interest and penalties related to unrecognized tax benefits in the provision for income taxes, at July 1, 2007, the Company had accrued $6.3 million for such items. Recognition of all unrecognized tax benefits at July 1, 2007, would reduce income tax expense by $11.9 million and result in a corresponding reduction in our effective tax rate. The Company does not, however, expect significant changes in the amount of unrecognized tax benefits during the next twelve months. The tax years that remain subject to examination by United States (U.S.) federal and state jurisdictions as of July 1, 2007, are fiscal year 2004 through the current fiscal year.

The Emerging Issues Task Force (EITF) reached consensuses on EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04) and EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-04 and EITF 06-10 will be effective for Meredith as of July 1, 2008, and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. Meredith is currently evaluating the impact, if any, that the provisions of EITF 06-04 and EITF 06-10 will have on its consolidated financial statements.

2.  Discontinued Operations

In fiscal 2007, Meredith discontinued the print operations of Child magazine. In May 2007, Meredith sold KFXO, the low-power FOX affiliate serving the Bend, Oregon market. In fiscal 2007, the Company announced its intent to sell WFLI, the CW affiliate serving the Chattanooga, Tennessee market. Income from discontinued operations represents the combined operating results, net of taxes, of Child magazine and the two television stations, KFXO and WFLI. For fiscal 2007, the revenues and expenses for each of these properties, along with associated taxes, were removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statement of Earnings titled income from discontinued operations, net of taxes.

Management currently expects the sale of WFLI to close in late calendar 2007 or early calendar 2008. Operations of WFLI have not been classified as discontinued operations in fiscal 2008 as the results of operations are not material to the fiscal 2008 Condensed Consolidated Statement of Earnings. The carrying amounts of the station's assets and liabilities are not material at September 30, 2007, and thus have not been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2007.

Revenues and expenses related to discontinued operations were as follows:

Three Months Ended September 30,	2006
(In thousands except per share data)
Revenues	$9,391
Costs and expenses	(8,880)
Earnings before income taxes	511
Income taxes	(201)
Income from discontinued operations	$310
Income from discontinued operations per share:
Basic	$0.01
Diluted	-

3.  Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 33 percent are under the last-in first-out (LIFO) method at September 30, 2007, and 37 percent at June 30, 2007.

(In thousands)	September 30, 2007	June 30, 2007
Raw materials	$22,652	$20,441
Work in process	25,330	21,977
Finished goods	13,354	12,773
	61,336	55,191
Reserve for LIFO cost valuation	(6,355)	(6,355)
Inventories	$54,981	$48,836

4.  Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2007			June 30, 2007
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing segment
Noncompete agreements	$2,724	$(2,516)	$208	$2,724	$(2,427)	$297
Advertiser relationships	18,400	(5,914)	12,486	18,400	(5,257)	13,143
Customer lists	20,100	(12,344)	7,756	20,100	(10,869)	9,231
Other	2,673	(1,129)	1,544	2,673	(992)	1,681
Broadcasting segment
Network affiliation
agreements	218,559	(89,408)	129,151	218,559	(88,185)	130,374
Customer lists	91	(91)	-	91	(89)	2
Total	$262,547	$(111,402)	151,145	$262,547	$(107,819)	154,728
Intangible assets not
subject to amortization
Publishing segment
Trademarks			124,431			124,431
Broadcasting segment
FCC licenses			515,837			515,837
Total			640,268			640,268
Intangible assets, net			$791,413			$794,996

Amortization expense was $3.6 million for the three months ended September 30, 2007. Annual amortization expense for intangible assets is expected to be as follows:  $14.2 million in fiscal 2008, $8.7 million in fiscal 2009, $8.5 million in fiscal 2010, $8.4 million in fiscal 2011, and $8.1 million in fiscal 2012.

Changes in the carrying amount of goodwill were as follows:

Three Months Ended September 30,	2007			2006
(In thousands)	Publishing	Broadcasting	Total	Publishing	Broadcasting	Total

Balance at beginning of period	$ 376,895	$ 82,598	$ 459,493	$ 353,848	$ 85,077	$ 438,925
Adjustments	1,054	-	1,054	16	-	16
Balance at end of period	$ 377,949	$ 82,598	$ 460,547	$ 353,864	$ 85,077	$ 438,941

5.  Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2007	June 30, 2007
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million, due 4/2/2011	$60,000	$25,000
Revolving credit facility of $150 million, due 10/7/2010	100,000	100,000

Private placement notes
4.42% senior notes, due 7/1/2007	-	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
4.50% senior notes, due 7/1/2008	75,000	75,000
4.57% senior notes, due 7/1/2009	100,000	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
Total long-term debt	460,000	475,000
Current portion of long-term debt	(135,000)	(100,000)
Long-term debt	$325,000	$375,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At September 30, 2007, $222.4 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 7.75 percent at September 30, 2007, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date.

In fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. Under the swaps the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 5.20 percent at September 30, 2007) on $100 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). Unrealized gains or losses on cash flow hedges are recorded in comprehensive income to the extent the cash flow hedges are effective. No material ineffectiveness existed at September 30, 2007. The fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreements. At September 30, 2007, the swaps had a fair value to the Company of $(0.3) million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

6.  Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit cost:
	Pension		Postretirement
Three Months Ended September 30,	2007	2006	2007	2006
(In thousands)
Service cost	$1,929	$1,540	$116	$110
Interest cost	1,241	1,239	236	247
Expected return on plan assets	(2,464)	(1,971)	-	-
Prior service cost amortization	148	161	(184)	(182)
Actuarial loss amortization	44	151	6	17
Net periodic benefit costs	$898	$1,120	$174	$192

7.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes changes in the fair value of interest rate swap agreements in addition to net earnings. Total comprehensive income for the three months ended September 30, 2007 and 2006, was $32.4 million and $30.5 million, respectively.

8.  Earnings per Share

The following table presents the calculations of earnings per share:

Three Months Ended September 30,	2007	2006
(In thousands except per share data)
Net earnings	$33,370	$30,496
Basic average shares outstanding	47,795	47,996
Dilutive effect of stock options and equivalents	1,033	858
Diluted average shares outstanding	48,828	48,854
Basic earnings per share	$0.70	$0.64
Diluted earnings per share	0.68	0.62

For the three months ended September 30, antidilutive options excluded from the above calculations totaled 259,000 options in 2007 (with a weighted average exercise price of $53.91) and 1,685,000 options in 2006 (with a weighted average exercise price of $49.25).

In the three months ended September 30, 2007 and 2006, options were exercised to purchase 34,000 shares and 111,000 shares, respectively.

9.  Segment Information

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments:  publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The broadcasting segment consists primarily of the operations of network-affiliated television stations. There are no material intersegment transactions. There have been no changes in the basis of segmentation since June 30, 2007.

There are two principal financial measures reported to the chief executive officer for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA). Operating profit for segment reporting, disclosed below, is revenues less operating costs excluding unallocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, EBITDA is not presented below.

The following table presents financial information by segment:

Three Months Ended September 30,	2007	2006
(In thousands)
Revenues
Publishing	$329,522	$305,448
Broadcasting	74,972	80,903
Total revenues	$404,494	$386,351

Operating profit
Publishing	$55,433	$47,828
Broadcasting	13,416	17,991
Unallocated corporate	(8,333)	(9,003)
Income from operations	$60,516	$56,816

Depreciation and amortization
Publishing	$5,200	$4,588
Broadcasting	6,521	5,931
Unallocated corporate	540	511
Total depreciation and amortization	$12,261	$11,030

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 13 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the United States (U. S.) and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 81 percent of the Company's $404.5 million in revenues in the first three months of fiscal 2008 while broadcasting revenues totaled 19 percent.

PUBLISHING

Advertising revenues made up 55 percent of publishing's first quarter revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 24 percent of publishing's fiscal 2008 first three months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 21 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing, product sales, and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING

Broadcasting derives almost all of its revenues-99 percent in the first three months of fiscal 2008-from the sale of advertising both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST QUARTER FISCAL 2008 HIGHLIGHTS

  Revenues increased 5 percent reflecting strong magazine advertising revenue growth, growth in revenues in our integrated marketing operation, and increased non-political broadcasting revenues, which offset the cyclical decline in political advertising at the television stations.

  Publishing revenues and operating profit increased 8 percent and 16 percent, respectively. Broadcasting revenues and operating profit declined 7 percent and 25 percent, respectively.

  Diluted earnings per share increased 10 percent to $0.68 from prior-year first quarter earnings of $0.62.

  We spent $49.8 million to repurchase more than 900,000 shares of our common stock.

DISCONTINUED OPERATIONS

In fiscal 2007, Meredith discontinued the print operations of Child magazine. In May 2007, Meredith sold KFXO, the low-power FOX affiliate serving the Bend, Oregon market. In fiscal 2007, the Company announced its intent to sell WFLI, the CW affiliate serving the Chattanooga, Tennessee market. Income from discontinued operations represents the combined operating results, net of taxes, of Child magazine and the two television stations, KFXO and WFLI. For fiscal 2007, the revenues and expenses for each of these properties, along with associated taxes, were removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Earnings titled income from discontinued operations, net of taxes. Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations except with respect to WFLI. The operations of WFLI have not been classified as discontinued operations in fiscal 2008 as the results of operations are not material to the fiscal 2008 Statement of Earnings.

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

RESULTS OF OPERATIONS

Three Months Ended September 30,	2007	2006	Change
(In thousands)
Total revenues	$404,494	$386,351	5%
Operating expenses	343,978	329,535	4%
Income from operations	$60,516	$56,816	7%
Net earnings	$33,370	$30,496	9%
Diluted earnings per share	$0.68	$0.62	10%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments and an analysis of the consolidated results of operations for the three months ended September 30, 2007, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

PUBLISHING

Publishing operating results were as follows:

Three Months Ended September 30,	2007	2006	Change
(In thousands)
Advertising revenues	$180,771	$159,277	13%
Circulation revenues	80,286	83,761	(4)%
Other revenues	68,465	62,410	10%
Total revenues	329,522	305,448	8%
Operating expenses	274,089	257,620	6%
Operating profit	$55,433	$47,828	16%
Operating profit margin	16.8%	15.7%

Revenues

Increases in advertising and other publishing revenues of 13 and 10 percent, respectively, more than offset a 4 percent decline in circulation revenue as compared to the first quarter of fiscal 2007.

Magazine advertising revenues increased 13 percent and total ad pages were also up in the low teens on a percentage basis. Combined advertising pages for our women's service titles (Better Homes and Gardens, Family Circle, and Ladies' Home Journal) were up in the mid-single digits on a percentage basis while combined advertising revenues were up in the high-single digits. Our parenthood titles (Parents and American Baby), More, and our Hispanic titles (Siempre Mujer and Ser Padres) all reported strong growth in both ad pages and revenues. Advertising pages and revenues were both up approximately 30 percent for our parenthood titles and More. For our Hispanic titles, ad pages were up 28 percent while ad revenues increased 44 percent. Advertising pages for our home decorating titles (Country Home and Traditional Home) decreased in the low-single digits on a percentage basis while ad revenues increased in the low-single digits. Ad pages for special interest publications were up 10 percent while ad revenues declined 17 percent primarily due to a change in the mix of publications issued and there being fewer issues published in the current quarter. Fitness ad pages and revenues both increased more than 50 percent primarily due to one more issue in the current quarter as compared to the prior year. Combined advertising pages at the remaining three titles (Midwest Living, Successful Farming, and Wood) were flat while ad revenues were down in the low-single digits. Among our core advertising categories, food and beverage, retail, and toiletries and cosmetics showed strength while demand was weaker for the direct response and household supplies categories.

Online advertising revenues in our interactive media operations contribute a small, but rapidly growing, percentage to total publishing advertising revenues. In the first quarter of fiscal 2008, online advertising revenues increased over 30 percent due to increased market demand.

Magazine circulation revenues decreased 4 percent reflecting declines in both subscription and newsstand revenues. The continued decrease in subscription revenues was anticipated due to the series of previously announced strategic initiatives taken to improve long-term subscription contribution including the Company selling fewer subscriptions to Ladies' Home Journal due to the reduction in its rate base in January 2007 and the Company's ongoing initiative to move Family Circle, Parents, and Fitness to our direct-to-publisher circulation model. The decrease in newsstand revenues is primarily due to a change in the mix of and a reduction in the number of special interest publications in the first quarter of fiscal 2008 as compared to the prior year first quarter.

Integrated marketing revenues increased over 50 percent in the quarter due to the addition of revenues from the online marketing companies acquired in the last half of fiscal 2007 as well as growth in the traditional integrated marketing operations from expanding certain relationships. These increases were partially offset by decreases in revenues at Meredith Books. The decline in book revenue was anticipated due to the comprehensive performance improvement initiative announced at the end of the prior fiscal year. As announced, Meredith Books is now focusing operations on its core content areas of cooking, gardening, remodeling, and decorating on behalf of its own and clients' brands. Less emphasis is being placed on children's books and non-core titles. As a result of these fluctuations in integrated marketing and book operations, other publishing revenues increased 10 percent.

Operating Expenses

Publishing operating costs increased 6 percent. Employee compensation costs were up as a result of higher staff levels due to the integrated marketing acquisitions, higher compensation levels due to annual merit increases, and higher performance-based incentive expense. Custom marketing production expenses also increased due to the integrated marketing acquisitions. Postage expense increased due to the recent rate increases. These costs were partially offset by lower paper and subscription acquisition costs. Declines in paper prices of 7 percent more than offset increases in paper consumption due to an increase in advertising pages sold.

Operating Profit

Publishing operating profit increased 16 percent. Increased operating profit from acquisitions in our integrated marketing operations and strong operating profit growth in our magazine operations more than offset a decline in operating profit in our book business.

BROADCASTING

Broadcasting operating results were as follows:

Three Months Ended September 30,	2007	2006	Change
(In thousands)
Non-political advertising revenues	$72,913	$70,734	3%
Political advertising revenues	1,072	8,558	(87)%
Other revenues	987	1,611	(39)%
Total revenues	74,972	80,903	(7)%
Operating expenses	61,556	62,912	(2)%
Operating profit	$13,416	$17,991	(25)%
Operating profit margin	17.9%	22.2%

Revenues

Broadcasting revenues declined 7 percent. Net political advertising revenues totaled $8.6 million in the prior-year quarter compared with $1.1 million in net political advertising revenues in the current fiscal year. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues increased 3 percent. Local non-political advertising grew 3 percent while national non-political advertising decreased 3 percent as compared to the prior year. Online advertising, a small but growing percentage of broadcasting advertising revenues, increased more than 50 percent as compared to the prior-year.

Operating Expenses

Broadcasting costs decreased 2 percent in the first quarter of fiscal 2008 primarily due to lower performance-based incentive accruals, radio advertising and promotion expenses, legal expenses, and program rights amortization. These decreases were partially offset by higher employee compensation costs and increased depreciation expense.

Operating Profit

Broadcasting operating profit declined 25 percent compared with the prior-year period. The decline primarily reflected lower revenues due to the cyclical nature of political advertising.

Supplemental Disclosure of Broadcasting EBITDA

Meredith's broadcasting EBITDA is defined as broadcasting segment operating profit plus depreciation and amortization expense. EBITDA is not a GAAP financial measure and should not be considered in isolation or as a substitute for GAAP financial measures. See the discussion of management's rationale for the use of EBITDA in the preceding Executive Overview section. Broadcasting EBITDA and EBITDA margin were as follows:

Three Months Ended September 30,	2007	2006
(In thousands)
Revenues	$74,972	$80,903
Operating profit	$13,416	$17,991
Depreciation and amortization	6,521	5,931
EBITDA	$19,937	$23,922
EBITDA margin	26.6%	29.6%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Three Months Ended September 30,	2007	2006	Change
(In thousands)
Unallocated corporate expenses	$8,333	$9,003	(7)%

Unallocated corporate expenses decreased 7 percent as decreases in consulting fees and benefits expense more than offset increases in employee compensation costs and charitable contributions.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended September 30,	2007	2006	Change
(In thousands)
Production, distribution, and editorial	$175,898	$167,565	5%
Selling, general, and administrative	155,819	150,940	3%
Depreciation and amortization	12,261	11,030	11%
Operating expenses	$343,978	$329,535	4%

First quarter production, distribution, and editorial costs increased 5 percent. Increases in employee compensation costs, postage costs, and custom marketing production expenses more than offset decreases in paper costs and broadcasting program rights amortization expense.

First quarter selling, general, and administrative expenses increased 3 percent primarily due to increases in corporate and publishing employee compensation costs, including publishing performance-based incentive expenses. Offsetting these increases were declines in subscription acquisition costs, broadcasting performance-based incentive accruals, broadcasting radio advertising and promotion expenses, consulting costs, and legal expenses.

Depreciation and amortization expenses increased 11 percent primarily due to increases in amortization of intangibles related to recent acquisitions, amortization of website development costs related to the relaunch of BHG.com and Parents.com, and depreciation of the new station facility in Hartford, CT.

Income from Operations
Income from operations increased 7 percent in the first quarter of fiscal 2008 reflecting the inclusion of the prior year integrated marketing acquisitions and strong growth in the magazine business.

Net Interest Expense

Net interest expense was $5.8 million in the fiscal 2008 first quarter compared with $7.1 million in the comparable prior-year quarter. Average long-term debt outstanding decreased to approximately $470 million in the current quarter from approximately $560 million in the first quarter of fiscal 2007.

Income Taxes

Our effective tax rate was 39.0 percent in the first quarter of fiscal 2008 as compared to 39.3 percent in the prior-year first quarter. While the effective rate is expected to fluctuate quarter to quarter, on a full year basis the Company estimates its fiscal 2008 annual effective tax rate to be approximately 39.0 percent. The Company's effective tax rate was lower in the first quarter of fiscal 2008 primarily due to the phase-in increase in the Section 199 manufacturers' deduction credit.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations

Earnings from continuing operations were $33.4 million ($.68 per diluted share), an increase of 11 percent from fiscal 2007 first quarter earnings from continuing operations of $30.2 million ($.62 per diluted share). The improvement primarily reflected revenue growth and higher operating profits in magazine and integrated marketing operations.

Discontinued Operations

In fiscal 2007, Meredith discontinued the print operations of Child magazine. In May 2007, Meredith sold KFXO, the low-power FOX affiliate serving the Bend, Oregon market. In fiscal 2007, the Company announced its intent to sell WFLI, the CW affiliate serving the Chattanooga, Tennessee market. Income from discontinued operations represents the combined operating results, net of taxes, of Child magazine and the two television stations, KFXO and WFLI. For fiscal 2007, the revenues and expenses for each of these properties, along with associated taxes, were removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statement of Earnings titled income from discontinued operations, net of taxes. Operations of WFLI have not been classified as discontinued operations in fiscal 2008 as the results of operations are not material to the fiscal 2008 Condensed Consolidated Statement of Earnings. Revenues and expenses related to discontinued operations were as follows:

Three Months Ended September 30,	2006
(In thousands except per share data)
Revenues	$9,391
Costs and expenses	(8,880)
Earnings before income taxes	511
Income taxes	(201)
Income from discontinued operations	$310
Income from discontinued operations per share:
Basic	$0.01
Diluted	-

Net Earnings and Earnings per Share
Net earnings were $33.4 million ($0.68 per diluted share) in the quarter ended September 30, 2007, up 9 percent from $30.5 million ($0.62 per diluted share) in the comparable prior-year quarter. The improvement in the quarter reflected primarily the revenue growth and higher operating profits in magazine and integrated marketing operations. Both average basic and diluted shares outstanding decreased in the current quarter due to the Company's ongoing share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended September 30,	2007	2006	Change
(In thousands)
Net earnings	$33,370	$30,496	9%
Cash flows from operations	$61,806	$31,337	97%
Cash flows used in investing	(4,273)	(5,685)	(24)%
Cash flows used in financing	(71,270)	(33,894)	110%
Net decrease in cash and cash equivalents	$(13,737)	$(8,242)	67%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. We have up to $50 million remaining available under our revolving credit facility and up to $40 million available under our asset-backed commercial paper facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $13.7 million in the first three months of fiscal 2008; they decreased $8.2 million in the comparable period of fiscal 2007. In both periods, net cash provided by operating activities was used for common stock repurchases, capital investments, debt repayments, and dividends.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as book, integrated marketing, and product sales. Operating cash outflows include payments to vendors and employees and interest, pension, and income tax payments. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee compensation costs and benefits, and other services and supplies.

Cash provided by operating activities totaled $61.8 million in the first three months of fiscal 2008 compared with $31.3 million in the first three months of fiscal 2007. The increase in cash provided by operating activities was due primarily to lower employee pension costs, a smaller increase in accounts receivable than in the prior year, and increased net earnings in the current quarter. These increases in cash from operating activities were partially offset by increased cash spending for employee compensation costs.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $4.3 million in the first three months of fiscal 2008 from $5.7 million in the prior-year period. The decrease primarily reflected less cash spent on the acquisition of property, plant, and equipment.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $71.3 million in the three months ended September 30, 2007, compared with $33.9 million for the three months ended September 30, 2006. In the first quarter of fiscal 2008, $49.8 million was used to purchase common stock and long-term debt was reduced by a net $15 million whereas in the first quarter of fiscal 2007, $27.5 million was used to purchase common stock and long-term debt was reduced by a net $5 million.

Long-term Debt

At September 30, 2007, long-term debt outstanding totaled $460 million ($300 million in fixed-rate unsecured senior notes, $100 million outstanding under a revolving credit facility, and $60 million under an asset-backed commercial paper facility). Of the senior notes, $125 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 4.93 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender and Meredith's debt to trailing 12 month EBITDA ratio. The asset-backed commercial paper facility has a capacity of up to $100 million and renews annually until April 2, 2011, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 4.99 percent at September 30, 2007, after taking into account the effect of outstanding interest rate swap agreements. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 5.20 percent at September 30, 2007) on $100 million notional amount of indebtedness. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at September 30, 2007, and expects to remain so in the future.

Contractual Obligations

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48) on July 1, 2007, the first day of the 2008 fiscal year. Obligations relating to unrecognized tax benefits at July 1, 2007, of $47.9 million and related tax accrued amounts of $6.3 million have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

As of September 30, 2007, there had been no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.

Share Repurchase Program

As part of our ongoing share repurchase program, we spent $49.8 million in the first quarter of fiscal 2008 to repurchase an aggregate of 904,000 shares of common stock at then current market prices. We spent $27.5 million to repurchase 571,000 shares in the first quarter of fiscal 2007. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. As of September 30, 2007, approximately 2.7 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2007.

Dividends

Dividends paid in the first quarter of fiscal 2008 totaled $8.8 million, or 18.5 cents per share, compared with dividend payments of $7.7 million, or 16 cents per share, in the first quarter of fiscal 2007.

Capital Expenditures

Spending for property, plant, and equipment totaled $4.3 million in the first three months of fiscal 2008 compared with prior-year first quarter spending of $5.7 million. Prior year spending primarily related to the construction of a new facility for our television station in Hartford, CT. Current year spending represents replacements of and investments in information technology and digital broadcasting equipment. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2007. As of September 30, 2007, the Company's critical accounting policies had not changed from June 30, 2007.

ACCOUNTING AND REPORTING DEVELOPMENTS

In June 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on July 1, 2007. As a result, the Company was required to make certain reclassifications in its consolidated balance sheet as of July 1, 2007. In the aggregate, these reclassifications increased the Company's liability for unrecognized tax benefits by $36.0 million and decreased its net deferred tax liabilities by $36.0 million. The adoption of FIN 48 had no impact on the Company's consolidated retained earnings as of July 1, 2007, or on its consolidated results of operations or cash flows for the three months ended September 30, 2007.

The amount of unrecognized tax benefits totaled $47.9 million at July 1, 2007. In addition, in accordance with the Company's policy to record interest and penalties related to unrecognized tax benefits in the provision for income taxes, at July 1, 2007, the Company had accrued $6.3 million for such items. Recognition of all unrecognized tax benefits at July 1, 2007, would reduce income tax expense by $11.9 million and result in a corresponding reduction in our effective tax rate. The Company does not, however, expect significant changes in the amount of unrecognized tax benefits during the next twelve months. The tax years that remain subject to examination by U.S. federal and state jurisdictions as of July 1, 2007, are fiscal year 2004 through the current fiscal year.

The Emerging Issues Task Force (EITF) reached consensuses on EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04) and EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-04 and EITF 06-10 will be effective for Meredith as of July 1, 2008, and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. Meredith is currently evaluating the impact, if any, that the provisions of EITF 06-04 and EITF 06-10 will have on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 2007, for a more complete discussion of these risks.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At September 30, 2007, Meredith had outstanding $300 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $301.7 million from $299.5 million at September 30, 2007.

At September 30, 2007, $160 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.9 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a fair value of $(1.4) million compared to the current fair value of $(0.3) million at September 30, 2007. We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings.

Broadcast Rights Payable

There has been no material change in the market risk associated with broadcast rights payable since June 30, 2007.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended September 30, 2007.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
July 1 to July 31, 2007	138,101	$ 59.13	138,101	3,464,563
August 1 to August 31, 2007	738,646	54.29	738,646	2,725,917
September 1 to September 30, 2007	27,015	55.72	27,015	2,698,902
Total	903,762	55.07	903,762	2,698,902
[1]	Column (a), Total number of shares purchased includes the following shares withheld upon the exercise of stock options: 286 in July 2007, 1,661 in August 2007, and 265 in September 2007.

In May 2006, Meredith announced the Board of Directors had authorized the repurchase of up to 2.5 million additional shares of the Company's common stock through public and private transactions. In August 2007, the repurchases under this authorization were completed.

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

MEREDITH CORPORATION
Registrant

/s/ Suku V. Radia

Suku V. Radia
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	October 24, 2007

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.