Form 10-Q
period 2007-12-31
MEREDITH CORP
filed 2008-01-22
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at December 31, 2007
Common shares	37,911,100
Class B shares	9,228,578
Total common and Class B shares	47,139,678

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) December 31, 2007	June 30, 2007
(In thousands)
Current assets
Cash and cash equivalents	$29,722	$39,220
Accounts receivable, net	251,019	267,419
Inventories	56,939	48,836
Current portion of subscription acquisition costs	66,731	70,553
Current portion of broadcast rights	19,307	11,307
Other current assets	29,667	15,305
Total current assets	453,385	452,640
Property, plant, and equipment	443,221	445,846
Less accumulated depreciation	(245,835)	(239,820)
Net property, plant, and equipment	197,386	206,026
Subscription acquisition costs	61,633	66,309
Broadcast rights	7,985	9,309
Other assets	96,738	101,178
Intangible assets, net	788,107	794,996
Goodwill	500,646	459,493
Total assets	$2,105,880	$2,089,951

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$125,000	$100,000
Current portion of long-term broadcast rights payable	20,044	12,069
Accounts payable	109,176	78,156
Accrued expenses and other liabilities	122,529	105,359
Current portion of unearned subscription revenues	187,778	191,445
Total current liabilities	564,527	487,029
Long-term debt	295,000	375,000
Long-term broadcast rights payable	17,213	18,584
Unearned subscription revenues	167,324	167,873
Deferred income taxes	142,039	166,597
Other noncurrent liabilities	97,962	41,667
Total liabilities	1,284,065	1,256,750
Shareholders' equity
Series preferred stock	-	-
Common stock	37,911	38,970
Class B stock	9,229	9,262
Additional paid-in capital	63,545	58,945
Retained earnings	719,414	727,628
Accumulated other comprehensive income	567	2,499
Unearned compensation	(8,851)	(4,103)
Total shareholders' equity	821,815	833,201
Total liabilities and shareholders' equity	$2,105,880	$2,089,951

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months		Six Months
Period Ended December 31,	2007	2006	2007	2006
(In thousands except per share data)
Revenues
Advertising	$239,256	$245,537	$493,591	$484,106
Circulation	72,959	78,837	153,245	162,598
All other	84,030	74,972	153,482	138,993
Total revenues	396,245	399,346	800,318	785,697
Operating expenses
Production, distribution, and editorial	166,122	161,353	341,830	328,918
Selling, general, and administrative	153,046	160,939	308,616	311,879
Depreciation and amortization	12,025	11,034	24,143	22,064
Total operating expenses	331,193	333,326	674,589	662,861
Income from operations	65,052	66,020	125,729	122,836
Interest income	296	437	648	670
Interest expense	(5,734)	(7,452)	(11,897)	(14,772)
Earnings from continuing operations before income taxes	59,614	59,005	114,480	108,734
Income taxes	24,401	23,188	45,799	42,731
Earnings from continuing operations	35,213	35,817	68,681	66,003
Income (loss) from discontinued operations, net of taxes	846	(790)	748	(480)
Net earnings	$36,059	$35,027	$69,429	$65,523

Basic earnings per share
Earnings from continuing operations	$0.74	$0.75	$1.44	$1.38
Discontinued operations	0.02	(0.02)	0.02	(0.01)
Basic earnings per share	$0.76	$0.73	$1.46	$1.37
Basic average shares outstanding	47,287	47,905	47,541	47,951

Diluted earnings per share
Earnings from continuing operations	$0.73	$0.73	$1.41	$1.35
Discontinued operations	0.02	(0.01)	0.02	(0.01)
Diluted earnings per share	$0.75	$0.72	$1.43	$1.34
Diluted average shares outstanding	48,325	48,961	48,576	48,929

Dividends paid per share	$0.185	$0.160	$0.370	$0.320

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In thousands except per share data)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensa- tion	Total
Balance at June 30, 2007	$ 38,970	$ 9,262	$ 58,945	$ 727,628	$ 2,499	$ (4,103)	$ 833,201
Net earnings Net earnings	-	-	-	69,429	-	-	69,429
Other comprehensive loss, net	-	-	-	-	(1,932)	-	(1,932)
Total comprehensive income							67,497

Stock issued under various incentive
plans, net of forfeitures	300	-	12,729	-	-	(3,587)	9,442
Issuance of common stock equivalents	-	-	3,667	-	-	(3,667)	-
Purchases of Company stock	(1,392)	-	(16,054)	(60,036)	-	-	(77,482)
Share-based compensation	-	-	3,898	-	-	2,506	6,404
Conversion of Class B to common stock	33	(33)	-	-	-	-	-

Dividends paid, 37 cents per share
Common stock	-	-	-	(14,186)	-	-	(14,186)
Class B stock	-	-	-	(3,421)	-	-	(3,421)

Tax benefit from incentive plans	-	-	360	-	-	-	360
Balance at December 31, 2007	$ 37,911	$ 9,229	$ 63,545	$ 719,414	$ 567	$ (8,851)	$ 821,815

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended December 31,	2007	2006
(In thousands)
Cash flows from operating activities
Net earnings	$69,429	$65,523
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation	17,251	15,643
Amortization	7,159	6,815
Share-based compensation	6,404	5,749
Deferred income taxes	14,589	14,301
Amortization of broadcast rights	13,642	14,531
Payments for broadcast rights	(13,715)	(14,607)
Excess tax benefits from share-based payments	(360)	(1,217)
Changes in assets and liabilities	28,520	(13,439)
Net cash provided by operating activities	142,919	93,299
Cash flows from investing activities
Acquisitions of businesses	(1,920)	(2,146)
Additions to property, plant, and equipment	(10,210)	(19,269)
Net cash used in investing activities	(12,130)	(21,415)
Cash flows from financing activities
Proceeds from issuance of long-term debt	90,000	95,000
Repayments of long-term debt	(145,000)	(150,000)
Purchases of Company stock	(77,482)	(32,156)
Proceeds from common stock issued	9,442	17,277
Dividends paid	(17,607)	(15,367)
Excess tax benefits from share-based payments	360	1,217
Net cash used in financing activities	(140,287)	(84,029)
Net decrease in cash and cash equivalents	(9,498)	(12,145)
Cash and cash equivalents at beginning of period	39,220	30,713
Cash and cash equivalents at end of period	$29,722	$18,568

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

The condensed consolidated financial statements as of December 31, 2007, and for the three and six months ended December 31, 2007 and 2006, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on July 1, 2007. As a result, the Company was required to make certain reclassifications in its consolidated balance sheet as of July 1, 2007. In the aggregate, these reclassifications increased the Company's liability for unrecognized tax benefits by $36.0 million and decreased its net deferred tax liabilities by $36.0 million. The adoption of FIN 48 had no impact on the Company's consolidated retained earnings as of July 1, 2007, or on its consolidated results of operations or cash flows for the six months ended December 31, 2007.

The amount of unrecognized tax benefits totaled $47.9 million at July 1, 2007. In addition, in accordance with the Company's policy to record interest and penalties related to unrecognized tax benefits in the provision for income taxes, the Company had accrued $6.3 million for such items at July 1, 2007. Recognition of all unrecognized tax benefits at July 1, 2007, would reduce income tax expense by $11.9 million and result in a corresponding reduction in our effective tax rate. The Company does not, however, expect significant changes in the amount of unrecognized tax benefits during the next twelve months. The tax years that remain subject to examination by United States (U.S.) federal and state jurisdictions as of July 1, 2007, are fiscal years 2004 and after.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R beginning on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

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

2.  Discontinued Operations

In fiscal 2007, Meredith discontinued the print operations of Child magazine. In May 2007, Meredith sold KFXO, the low-power FOX affiliate serving the Bend, Oregon market. In fiscal 2007, the Company announced its intent to sell WFLI, the CW affiliate serving the Chattanooga, Tennessee market. Management currently expects the sale of WFLI to close in early calendar 2008. The carrying amounts of the station's assets and liabilities are not material at December 31, 2007, and thus have not been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2007.

For fiscal 2007, the loss from discontinued operations represents the combined operating results of Child magazine and the two television stations, KFXO and WFLI. For fiscal 2008, income from discontinued operations represents the operating loss of WFLI and the reversal of a portion of the restructuring charge recorded in fiscal 2007 related to the discontinuation of the print operations of Child magazine. The reversal of a portion of the Child restructuring charge is a result of changes in the estimated net costs for vacated leased space and employee severance and is reflected in the special items line in the following table of discontinued operations.

Revenues and expenses related to discontinued operations were as follows:
	Three Months		Six Months
Period Ended December 31,	2007	2006	2007	2006
(In thousands except per share data)
Revenues	$443	$6,730	$864	$16,121
Operating expenses	(645)	(8,031)	(1,227)	(16,911)
Special items	1,588	-	1,588	-
Income (loss) before income taxes	1,386	(1,301)	1,225	(790)
Income taxes	(540)	511	(477)	310
Income (loss) from discontinued operations	$846	$(790)	$748	$(480)
Income (loss) per share from discontinued operations
Basic	$0.02	$(0.02)	$0.02	$(0.01)
Diluted	0.02	(0.01)	0.02	(0.01)

3.  Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 31 percent are under the last-in first-out (LIFO) method at December 31, 2007, and 37 percent at June 30, 2007.

(In thousands)	December 31, 2007	June 30, 2007
Raw materials	$25,844	$20,441
Work in process	22,641	21,977
Finished goods	15,484	12,773
	63,969	55,191
Reserve for LIFO cost valuation	(7,030)	(6,355)
Inventories	$56,939	$48,836

4.  Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2007			June 30, 2007
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing segment
Noncompete agreements	$2,774	$(2,585)	$189	$2,724	$(2,427)	$297
Advertiser relationships	18,400	(6,571)	11,829	18,400	(5,257)	13,143
Customer lists	20,230	(13,824)	6,406	20,100	(10,869)	9,231
Other	2,763	(1,276)	1,487	2,673	(992)	1,681
Broadcasting segment
Network affiliation
agreements	218,559	(90,631)	127,928	218,559	(88,185)	130,374
Customer lists	91	(91)	-	91	(89)	2
Total	$262,817	$(114,978)	147,839	$262,547	$(107,819)	154,728
Intangible assets not
subject to amortization
Publishing segment
Trademarks			124,431			124,431
Broadcasting segment
FCC licenses			515,837			515,837
Total			640,268			640,268
Intangible assets, net			$788,107			$794,996

Amortization expense was $7.2 million for the six months ended December 31, 2007. Annual amortization expense for intangible assets is expected to be as follows:  $14.2 million in fiscal 2008, $8.8 million in fiscal 2009, $8.6 million in fiscal 2010, $8.4 million in fiscal 2011, and $8.1 million in fiscal 2012.

Changes in the carrying amount of goodwill were as follows:

Six Months Ended December 31,	2007			2006
	Publishing	Broadcasting	Total	Publishing	Broadcasting	Total
(In thousands)
Balance at beginning of period	$ 376,895	$ 82,598	$ 459,493	$ 353,848	$ 85,077	$ 438,925
Acquisitions	40,103	-	40,103	7,505	-	7,505
Adjustments/Other	1,050	-	1,050	(4)	-	(4)
Balance at end of period	$ 418,048	$ 82,598	$ 500,646	$ 361,349	$ 85,077	$ 446,426

Included in additions to goodwill is $38.4 million in fiscal 2008 and $5.1 million in fiscal 2007 of contingent consideration accrued in connection with certain acquisitions consummated during fiscal years 2007 and 2006. The additional purchase consideration is recorded as additional goodwill on our Condensed Consolidated Balance Sheet when the contingency is resolved.

In October 2007, the Company acquired Directive Corporation, a specialized customer intelligence firm known for its expertise and leadership in database strategy, analytics, and customer asset management. This acquisition was not material to the Company. The purchase price allocation is preliminary.

5.  Long-term Debt

Long-term debt consists of the following:
(In thousands)	December 31, 2007	June 30, 2007
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million, due 4/2/2011	$5,000	$25,000
Revolving credit facility of $150 million, due 10/7/2010	115,000	100,000

Private placement notes
4.42% senior notes, due 7/1/2007	-	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
4.50% senior notes, due 7/1/2008	75,000	75,000
4.57% senior notes, due 7/1/2009	100,000	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
Total long-term debt	420,000	475,000
Current portion of long-term debt	(125,000)	(100,000)
Long-term debt	$295,000	$375,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At December 31, 2007, $245.8 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 7.25 percent at December 31, 2007, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date.

In fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. Under the swaps the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 4.83 percent at December 31, 2007) on $100 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). Unrealized gains or losses on cash flow hedges are recorded in comprehensive income to the extent the cash flow hedges are effective. No material ineffectiveness existed at December 31, 2007. The fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreements. At December 31, 2007, the swaps had a fair value to the Company of $(1.8) million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

6.  Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit expense:
	Three Months		Six Months
Period Ended December 31,	2007	2006	2007	2006
(In thousands)
Pension benefits
Service cost	$1,929	$1,540	$3,858	$3,080
Interest cost	1,240	1,238	2,481	2,477
Expected return on plan assets	(2,463)	(1,971)	(4,927)	(3,942)
Prior service cost amortization	148	162	296	323
Actuarial loss amortization	44	150	88	301
Net periodic pension expense	$898	$1,119	$1,796	$2,239

Postretirement benefits
Service cost	$116	$110	$232	$220
Interest cost	236	247	472	494
Prior service cost amortization	(184)	(182)	(368)	(364)
Actuarial loss amortization	5	17	11	34
Net periodic postretirement expense	$173	$192	$347	$384

7.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings, changes in the fair value of interest rate swap agreements, and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended December 31, 2007 and 2006, was $35.1 million and $35.5 million, respectively. Total comprehensive income for the six months ended December 31, 2007 and 2006, was $67.5 million and $66.0 million, respectively.

8.  Earnings per Share

The following table presents the calculations of earnings per share:
	Three Months		Six Months
Period Ended December 31,	2007	2006	2007	2006
(In thousands except per share data)
Earnings from continuing operations	$35,213	$35,817	$68,681	$66,003
Basic average shares outstanding	47,287	47,905	47,541	47,951
Dilutive effect of stock options and equivalents	1,038	1,056	1,035	978
Diluted average shares outstanding	48,325	48,961	48,576	48,929
Earnings per share from continuing operations
Basic	$0.74	$0.75	$1.44	$1.38
Diluted	0.73	0.73	1.41	1.35

For the three months ended December 31, antidilutive options excluded from the above calculations totaled 461,000 options in 2007 (with a weighted average exercise price of $54.44) and 578,000 options in 2006 (with a weighted average exercise price of $47.47). For the six months ended December 31, antidilutive options excluded from the above calculations totaled 359,000 in 2007 (with a weighted average exercise price of $54.25) and 784,000 in 2006 (with a weighted average exercise price of $48.50).

In the six months ended December 31, 2007 and 2006, options were exercised to purchase 180,000 shares and 407,000 shares, respectively.

9.  Segment Information

Meredith is a diversified media and marketing company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments:  publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The broadcasting segment consists primarily of the operations of network-affiliated television stations, related interactive media operations, and video related operations. There are no material intersegment transactions. There have been no changes in the basis of segmentation since June 30, 2007.

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

The following table presents financial information by segment:

	Three Months		Six Months
Period Ended December 31,	2007	2006	2007	2006
(In thousands)
Revenues
Publishing	$308,608	$294,666	$638,130	$600,114
Broadcasting	87,637	104,680	162,188	185,583
Total revenues	$396,245	$399,346	$800,318	$785,697

Operating profit
Publishing	$44,512	$34,425	$99,945	$82,253
Broadcasting	27,564	40,464	41,141	58,455
Unallocated corporate	(7,024)	(8,869)	(15,357)	(17,872)
Income from operations	$65,052	$66,020	$125,729	$122,836

Depreciation and amortization
Publishing	$5,305	$4,580	$10,505	$9,168
Broadcasting	6,329	5,959	12,707	11,890
Unallocated corporate	391	495	931	1,006
Total depreciation and amortization	$12,025	$11,034	$24,143	$22,064

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 13 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the United States (U. S.) and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 80 percent of the Company's $800.3 million in revenues in the first six months of fiscal 2008 while broadcasting revenues totaled 20 percent.

PUBLISHING

Advertising revenues made up 52 percent of publishing's fiscal 2008 first six months' revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 24 percent of publishing's fiscal 2008 first six months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 24 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing, product sales, and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING

Broadcasting derives almost all of its revenues-99 percent in the first six months of fiscal 2008-from the sale of advertising both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST SIX MONTHS FISCAL 2008 HIGHLIGHTS

  Revenues increased 2 percent reflecting strong magazine advertising and on-line revenue growth, growth in revenues in our integrated marketing operation, and increased non-political and on-line broadcasting revenues, which partially offset the cyclical decline in political advertising at the television stations. Publishing revenues and operating profit increased 6 percent and 22 percent, respectively. Broadcasting revenues and operating profit declined 13 percent and 30 percent, respectively.

  Diluted earnings per share increased 7 percent to $1.43 from prior-year first six months' earnings of $1.34.

  We spent $77.5 million to repurchase 1.4 million shares of our common stock in the six-month period.

DISCONTINUED OPERATIONS

In fiscal 2007, Meredith discontinued the print operations of Child magazine. In May 2007, Meredith sold KFXO, the low-power FOX affiliate serving the Bend, Oregon market. In fiscal 2007, the Company announced its intent to sell WFLI, the CW affiliate serving the Chattanooga, Tennessee market. Income (loss) from discontinued operations represents the combined operating results, net of taxes, of Child magazine and the two television stations, KFXO and WFLI. The revenues and expenses for each of these properties, along with associated taxes, were removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Earnings titled income (loss) from discontinued operations, net of taxes. Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.

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

RESULTS OF OPERATIONS

Three Months Ended December 31,	2007	2006	Change
(In thousands except per share data)
Total revenues	$396,245	$399,346	(1)%
Operating expenses	331,193	333,326	(1)%
Income from operations	$65,052	$66,020	(1)%
Earnings from continuing operations	$35,213	$35,817	(2)%
Net earnings	$36,059	$35,027	3%
Diluted earnings per share from
continuing operations	$0.73	$0.73	-
Diluted earnings per share	0.75	0.72	4%

Six Months Ended December 31,	2007	2006	Change
(In thousands except per share data)
Total revenues	$800,318	$785,697	2%
Operating expenses	674,589	662,861	2%
Income from operations	$125,729	$122,836	2%
Earnings from continuing operations	$68,681	$66,003	4%
Net earnings	$69,429	$65,523	6%
Diluted earnings per share from
continuing operations	$1.41	$1.35	4%
Diluted earnings per share	1.43	1.34	7%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments and the consolidated results of operations for the quarter and six months ended December 31, 2007, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

PUBLISHING

Publishing operating results were as follows:

Three Months Ended December 31,	2007	2006	Change
(In thousands)
Advertising revenues	$152,652	$141,316	8%
Circulation revenues	72,959	78,837	(7)%
Other revenues	82,997	74,513	11%
Total revenues	308,608	294,666	5%
Operating expenses	264,096	260,241	1%
Operating profit	$44,512	$34,425	29%
Operating profit margin	14.4%	11.7%

Six Months Ended December 31,	2007	2006	Change
(In thousands)
Advertising revenues	$333,423	$300,593	11%
Circulation revenues	153,245	162,598	(6)%
Other revenues	151,462	136,923	11%
Total revenues	638,130	600,114	6%
Operating expenses	538,185	517,861	4%
Operating profit	$99,945	$82,253	22%
Operating profit margin	15.7%	13.7%

Revenues

Increases in advertising and other publishing revenues of 8 and 11 percent, respectively, for the second quarter of fiscal 2008, more than offset a 7 percent decline in circulation revenue as compared to the second quarter of fiscal 2007. Similar to the quarter, increases in advertising and other publishing revenues of 11 percent each for the first six months of fiscal 2008 more than offset a 6 percent decline in circulation revenue.

Magazine advertising revenues increased 7 percent in the second quarter and 10 percent in the first six months of fiscal 2008. Total advertising pages were up in the low-single digits on a percentage basis in the second quarter and grew in the high-single digits for the first six months of fiscal 2008. The increase in both periods was attributable to the sale of more advertising pages at most of our titles and higher average net revenues per page. Our women's service field, parenthood, and Hispanic magazines as well as More showed strength in the quarter and the six-month period while our home decorating titles showed weakness. Ad pages for special interest publications were up while ad revenues declined primarily due to a change in the mix of publications issued and there being fewer issues published in both the current quarter and the six-month period than in the comparable prior-year periods. Fitness ad pages and revenues declined in the second quarter but were up on a year-to-date basis. Among our core advertising categories, food and beverage, direct-to-consumer pharmaceuticals, and toiletries and cosmetics showed strength while non direct-to-consumer remedies, consumer electronics, and media and entertainment categories were weaker.

Online advertising revenues in our interactive media operations contribute a small, but rapidly growing, percentage to total publishing advertising revenues. In the second quarter and first six months of fiscal 2008, online advertising revenues increased over 25 percent due to increased market demand.

Magazine circulation revenues decreased 7 percent in the second quarter and 6 percent in the first six months of fiscal 2008, reflecting declines in both subscription and newsstand revenues. The continued decrease in subscription revenues was anticipated due to the series of previously announced strategic initiatives taken to improve long-term subscription contribution including the Company selling fewer subscriptions to Ladies' Home Journal due to the reduction in its rate base in January 2007 and the Company's ongoing initiative to move the readers of Family Circle, Parents, and Fitness to our direct-to-publisher circulation model. The decrease in newsstand revenues is primarily due to a change in the mix of and a reduction in the number of special interest publications in the second quarter and first half of fiscal 2008 as compared to the prior-year periods.

Integrated marketing revenues increased over 50 percent in the second quarter and first six months of fiscal 2008 due to the addition of revenues from the online marketing companies acquired in the last half of fiscal 2007 as well as continued growth in the traditional integrated marketing operations from expanding certain relationships. These increases were partially offset by decreases in retail revenues and higher returns at Meredith Books. The higher returns are a result of the children's books and non-core titles. As announced, Meredith Books is now focusing operations on its core content areas of cooking, gardening, remodeling, and decorating on behalf of its own and clients' brands. Less emphasis is being placed on children's books and non-core titles. In January 2008, Meredith announced the combining of its book operations into its newsstand operation under the banner of Meredith Retail. As a result of the changes in integrated marketing and book operations, other publishing revenues increased 11 percent for the second quarter and the first six months of fiscal 2008.

Operating Expenses

Publishing operating costs increased 1 percent in the second quarter and 4 percent in the first six months of fiscal 2008. Employee compensation costs were up as a result of higher staff levels due to the integrated marketing acquisitions and growth in our legacy business, higher compensation levels due to annual merit increases, and higher performance-based incentive expense. Custom marketing production expenses also increased due to the integrated marketing acquisitions. Postage expense increased due to the recent rate increases. These costs were partially offset by lower paper costs, subscription acquisition costs, book manufacturing costs, and bad debt expense. Declines in paper prices of 4 percent more than offset increases in paper consumption due to an increase in advertising pages sold.

Operating Profit

Publishing operating profit grew 29 percent in the quarter and 22 percent in the six-month period compared with the respective prior-year periods. Increased operating profit from growth in our magazine operations and acquisitions in our integrated marketing operations more than offset a decline in operating profit in our book business. Magazine circulation contribution increased for the current quarter, but was down slightly in the six-month period; circulation contribution margin was higher in both periods.

BROADCASTING

Broadcasting operating results were as follows:

Three Months Ended December 31,	2007	2006	Change
(In thousands)
Non-political advertising revenues	$85,168	$80,291	6%
Political advertising revenues	1,436	23,930	(94)%
Other revenues	1,033	459	125%
Total revenues	87,637	104,680	(16)%
Operating expenses	60,073	64,216	(6)%
Operating profit	$27,564	$40,464	(32)%

Six Months Ended December 31,	2007	2006	Change
(In thousands)
Non-political advertising revenues	$157,660	$151,025	4%
Political advertising revenues	2,508	32,488	(92)%
Other revenues	2,020	2,070	(2)%
Total revenues	162,188	185,583	(13)%
Operating expenses	121,047	127,128	(5)%
Operating profit	$41,141	$58,455	(30)%

Revenues

Broadcasting revenues decreased 16 percent in the second quarter and 13 percent in the first six months of fiscal 2008 compared with the respective prior-year periods. Net political advertising revenues totaled $23.9 million in the prior-year second quarter and $32.5 million in the prior-year six-month period compared with $1.4 million in the second quarter and $2.5 million in the first six months of the current fiscal year. Changes in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues increased 6 percent in the quarter and 4 percent in the six-month period reflecting growth in local non-political advertising. Local non-political advertising revenues grew 9 percent in the second quarter and 5 percent in the first six months of fiscal 2008. National non-political advertising decreased 6 percent as compared to the prior-year quarter and 4 percent as compared to the prior-year first six months. Online advertising, a small but growing percentage of broadcasting advertising revenues, increased more than 50 percent as compared to the prior-year second quarter and 90 percent as compared to the prior-year first six months.

Operating Expenses

Broadcasting operating expenses decreased 6 percent in the quarter and 5 percent in the first half of fiscal 2008. For both periods, these decreases primarily reflected lower performance-based incentive accruals, legal expenses, repairs and maintenance expenses, radio advertising and promotion expenses, and program rights amortization. These decreases were partially offset by higher employee compensation costs and increased depreciation expense.

Operating Profit

Broadcasting operating profit declined 32 percent in the second quarter and 30 percent in the first half of fiscal 2008 as compared to the same periods in fiscal 2007. The declines primarily reflected lower revenues due to the cyclical nature of political advertising.

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

Three Months Ended December 31,	2007	2006
(In thousands)
Revenues	$87,637	$104,680
Operating profit	$27,564	$40,464
Depreciation and amortization	6,329	5,959
EBITDA	$33,893	$46,423
EBITDA margin	38.7%	44.3%

Six Months Ended December 31,	2007	2006
(In thousands)
Revenues	$162,188	$185,583
Operating profit	$41,141	$58,455
Depreciation and amortization	12,707	11,890
EBITDA	$53,848	$70,345
EBITDA margin	33.2%	37.9%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

	2007	2006	Change
(In thousands)
Three months ended December 31,	$7,024	$8,869	(21)%
Six months ended December 31,	15,357	17,872	(14)%

Unallocated corporate expenses decreased 21 percent in the second quarter and were down 14 percent in the first six months of fiscal 2008 compared with the respective prior-year periods. Decreases in incentive based compensation, consulting fees, and benefit expenses more than offset increases in employee compensation costs. While contributions to the Meredith Corporation Foundation decreased in the second quarter, they were flat for the six-month period.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended December 31,	2007	2006	Change
(In thousands)
Production, distribution, and editorial	$166,122	$161,353	3%
Selling, general, and administrative	153,046	160,939	(5)%
Depreciation and amortization	12,025	11,034	9%
Operating expenses	$331,193	$333,326	(1)%

Six Months Ended December 31,	2007	2006	Change
(In thousands)
Production, distribution, and editorial	$341,830	$328,918	4%
Selling, general, and administrative	308,616	311,879	(1)%
Depreciation and amortization	24,143	22,064	9%
Operating expenses	$674,589	$662,861	2%

Fiscal 2008 production, distribution, and editorial costs were up 3 percent as compared to the prior-year second quarter and 4 percent as compared to the prior-year first six months. Increases in employee compensation costs, postage costs, and custom marketing production expenses more than offset decreases in paper costs, book manufacturing costs, and broadcasting program rights amortization expense.

Selling, general, and administrative expenses decreased 5 percent in the second quarter and 1 percent in the six-month period primarily due to decreases in subscription acquisition costs, broadcasting performance-based incentive accruals, consulting costs, legal expenses, and benefit expenses. Offsetting these decreases were higher employee compensation costs, including publishing performance-based incentive expenses.

Depreciation and amortization expenses increased 9 percent in the second quarter and the six-month period.

These increases primarily reflected increased amortization of intangibles related to recent acquisitions, amortization of website development costs related to the relaunch of BHG.com and Parents.com, and depreciation of the new station facility serving the Hartford, Connecticut market.

Income from Operations
While income from operations declined 1 percent in the second quarter, it rose 2 percent in the first six months of fiscal 2008. For the second quarter, lower broadcasting political advertising revenues were almost offset by revenue growth and higher operating profits in magazine and integrated marketing operations. For the six-month period, these publishing gains more than offset the broadcasting decline in operating profit.

Net Interest Expense

Net interest expense was $5.4 million in the fiscal 2008 second quarter compared with $7.0 million in the prior-year quarter. For the six months ended December 31, 2007, net interest expense was $11.2 million versus $14.1 million in the comparable prior-year period. Average long-term debt outstanding was approximately $450 million in the current-year periods compared with approximately $560 million in the prior-year periods.

Income Taxes

Our effective tax rate on income from continuing operations was 40.9 percent in the second quarter and 40.0 percent in the first half of fiscal 2008 as compared to 39.3 percent in the comparable prior-year periods. The higher tax rate for the first half of fiscal 2008 is primarily due to the timing of recognition of tax expense under Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). While the effective rate is expected to fluctuate from quarter-to-quarter under FIN 48, the Company estimates its fiscal 2008 effective tax rate will be 38.9 percent compared to 35.7 percent in the prior year. The higher anticipated rate in the current year is primarily due to there being a tax benefit in the prior year from the resolution of a tax contingency related to a capital loss. Absent that benefit, the effective tax rate in the current year would be lower than in the prior year due primarily to the increase in the Internal Revenue Code Section 199 manufacturers' deduction.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations

Earnings from continuing operations were $35.2 million ($0.73 per diluted share) for the second quarter, a decrease of 2 percent from fiscal 2007 second quarter earnings from continuing operations of $35.8 million ($0.73 per diluted share). For the six months ended December 31, 2007, earnings were $68.7 million ($1.41 per diluted share), an increase of 4 percent from prior-year six month earnings of $66.0 million ($1.35 per diluted share). For the second quarter, lower broadcasting political advertising revenues were almost offset by revenue growth and higher operating profits in magazine and integrated marketing operations. For the six-month period, these publishing gains more than offset the broadcasting decline in operating profit.

Discontinued Operations

In fiscal 2007, Meredith discontinued the print operations of Child magazine. In May 2007, Meredith sold KFXO, the low-power FOX affiliate serving the Bend, Oregon market. In fiscal 2007, the Company announced its intent to sell WFLI, the CW affiliate serving the Chattanooga, Tennessee market. Management currently expects the sale of WFLI to close in early calendar 2008.

For fiscal 2007, the loss from discontinued operations represents the combined operating results of Child magazine and the two television stations, KFXO and WFLI. For fiscal 2008, income from discontinued operations represents the operating loss of WFLI and the reversal of a portion of the restructuring charge recorded in fiscal 2007 related to the discontinuation of the print operations of Child magazine. The reversal of a portion of the Child restructuring charge is a result of changes in the estimated net costs for vacated leased space and employee severance and is reflected in the special items line in the following table of discontinued operations. Revenues and expenses related to discontinued operations were as follows:
	Three Months		Six Months
Period Ended December 31,	2007	2006	2007	2006
(In thousands except per share data)
Revenues	$443	$6,730	$864	$16,121
Operating expenses	(645)	(8,031)	(1,227)	(16,911)
Special items	1,588	-	1,588	-
Income (loss) before income taxes	1,386	(1,301)	1,225	(790)
Income taxes	(540)	511	(477)	310
Income (loss) from discontinued operations	$846	$(790)	$748	$(480)
Income (loss) per share from discontinued operations
Basic	$0.02	$(0.02)	$0.02	$(0.01)
Diluted	0.02	(0.01)	0.02	(0.01)

Net Earnings and Earnings per Share
Net earnings were $36.1 million ($0.75 per diluted share) in the quarter ended December 31, 2007, up 3 percent from $35.0 million ($0.72 per diluted share) in the comparable prior-year quarter. For the six months ended December 31, 2007, earnings were $69.4 million ($1.43 per diluted share), an increase of 6 percent from prior-year six month earnings of $65.5 million ($1.34 per diluted share). The improvements reflected primarily the revenue growth and higher operating profits in magazine and integrated marketing operations partially offset by the significant decline in broadcasting political advertising revenues. In addition, discontinued operations showed income for the current-year periods as compared to losses in the prior-year periods. Average basic and diluted shares outstanding decreased in the current quarter and the six-month period due to the Company's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31,	2007	2006	Change
(In thousands)
Net earnings	$69,429	$65,523	6%
Cash flows from operations	$142,919	$93,299	53%
Cash flows used in investing	(12,130)	(21,415)	43%
Cash flows used in financing	(140,287)	(84,029)	(67)%
Net decrease in cash and cash equivalents	$(9,498)	$(12,145)	22%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. We have up to $35 million remaining available under our revolving credit facility and up to $95 million available under our asset-backed commercial paper facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we anticipate no difficulty in doing so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $9.5 million in the first six months of fiscal 2008; they decreased $12.1 million in the comparable period of fiscal 2007. In both periods, net cash provided by operating activities was used for common stock repurchases, capital investments, debt repayments, and dividends.

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

Cash provided by operating activities totaled $142.9 million in the first six months of fiscal 2008 compared with $93.3 million in the first six months of fiscal 2007. The increase in cash provided by operating activities was due primarily to lower employee pension costs, a decrease in accounts receivable in the current year compared to an increase in the prior year, and increased net earnings in the current six-month period. These increases in cash from operating activities were partially offset by increased cash spending for employee compensation costs.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities decreased to $12.1 million in the first six months of fiscal 2008 from $21.4 million in the prior-year period. The decrease primarily reflected less cash spent on the acquisition of property, plant, and equipment.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used in financing activities totaled $140.3 million in the six months ended December 31, 2007, compared with $84.0 million for the six months ended December 31, 2006. In the first six months of fiscal 2008, $77.5 million was used to purchase common stock whereas in the first six months of fiscal 2007, $32.2 million was used to purchase common stock.

Long-term Debt

At December 31, 2007, long-term debt outstanding totaled $420 million ($300 million in fixed-rate unsecured senior notes, $115 million outstanding under a revolving credit facility, and $5 million under an asset-backed commercial paper facility). Of the senior notes, $125 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 4.93 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender and Meredith's debt to trailing 12 month EBITDA ratio. The asset-backed commercial paper facility has a capacity of up to $100 million and renews annually until April 2, 2011, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 5.1 percent at December 31, 2007, after taking into account the effect of outstanding interest rate swap agreements. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 4.83 percent at December 31, 2007) on $100 million notional amount of indebtedness. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at December 31, 2007, and expects to remain so in the future.

Contractual Obligations

The Company adopted FIN 48 on July 1, 2007, the first day of the 2008 fiscal year. Obligations relating to unrecognized tax benefits at July 1, 2007, of $47.9 million and related tax accrued amounts of $6.3 million have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

As of December 31, 2007, there had been no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.

Share Repurchase Program

As part of our ongoing share repurchase program, we spent $77.5 million in the first six months of fiscal 2008 to repurchase an aggregate of 1.4 million shares of common stock at then current market prices. We spent $32.2 million to repurchase 660,000 shares in the first six months of fiscal 2007. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. As of December 31, 2007, approximately 2.2 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2007.

Dividends

Dividends paid in the first six months of fiscal 2008 totaled $17.6 million, or 37 cents per share, compared with dividend payments of $15.4 million, or 32 cents per share, in the first six months of fiscal 2007.

Capital Expenditures

Spending for property, plant, and equipment totaled $10.2 million in the first six months of fiscal 2008 compared with prior-year spending of $19.3 million. Prior year spending primarily related to the construction of a new facility for our television station serving the Hartford, Connecticut market. Current year spending primarily represents replacements of and investments in information technology and digital broadcasting equipment. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2007. As of December 31, 2007, the Company's critical accounting policies had not changed from June 30, 2007.

ACCOUNTING AND REPORTING DEVELOPMENTS

In June 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on July 1, 2007. As a result, the Company was required to make certain reclassifications in its consolidated balance sheet as of July 1, 2007. In the aggregate, these reclassifications increased the Company's liability for unrecognized tax benefits by $36.0 million and decreased its net deferred tax liabilities by $36.0 million. The adoption of FIN 48 had no impact on the Company's consolidated retained earnings as of July 1, 2007, or on its consolidated results of operations or cash flows for the six months ended December 31, 2007.

The amount of unrecognized tax benefits totaled $47.9 million at July 1, 2007. In addition, in accordance with the Company's policy to record interest and penalties related to unrecognized tax benefits in the provision for income taxes, the Company had accrued $6.3 million for such items at July 1, 2007. Recognition of all unrecognized tax benefits at July 1, 2007, would reduce income tax expense by $11.9 million and result in a corresponding reduction in our effective tax rate. The Company does not, however, expect significant changes in the amount of unrecognized tax benefits during the next twelve months. The tax years that remained subject to examination by U.S. federal and state jurisdictions as of July 1, 2007, are fiscal years 2004 and after.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R beginning on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

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

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At December 31, 2007, Meredith had outstanding $300 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $300.1 million from $298.1 million at December 31, 2007.

At December 31, 2007, $120 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.6 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a fair value of $(2.5) million compared to the current fair value of $(1.8) million at December 31, 2007. We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings.

Broadcast Rights Payable

There has been no material change in the market risk associated with broadcast rights payable since June 30, 2007.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended December 31, 2007.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
October 1 to October 31, 2007	148,995	$ 56.85	148,995	2,549,907
November 1 to November 30, 2007	243,450	57.36	243,450	2,306,457
December 1 to December 31, 2007	96,649	54.59	96,649	2,209,808
Total	489,094	56.66	489,094	2,209,808
[1]

Column (a), Total number of shares purchased includes the purchase of 925 shares of Class B stock in November 2007 and the following shares withheld upon the exercise of stock options:8,432 in October 2007, 325 in November 2007, and 649 in December 2007.

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

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders was held on November 7, 2007, at the Company's headquarters in Des Moines, Iowa.

(b)

The name of each director elected at the Annual Meeting is shown under Item 4(c)(1)and 4(c)(2). The other directors whose terms of office continued after the meeting were:  Herbert M. Baum, James R. Craigie, Frederick B. Henry, William T. Kerr, David J. Londoner, and Philip A. Marineau.

(c)	(1)	Proposal 1: Election of four Class II directors for terms expiring in 2010. Each nominee was uncontested and elected by the votes cast as follows:

			Number of shareholder votes *
			For	Withheld
		Class II directors
		Mary Sue Coleman	123,169,430	1,683,197
		D. Mell Meredith Frazier	121,713,422	3,139,205
		Joel W. Johnson	123,354,092	1,498,535
		Stephen M. Lacy	123,558,178	1,294,449

		* As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

	(2)	Proposal 2: Election of one Class I director for term expiring in 2008. The nominee was uncontested and elected by the votes cast as follows:

			Number of shareholder votes *
			For	Withheld
		Class I director
		Alfred H. Drewes	123,546,568	1,306,059

		* As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION Registrant

/s/ Suku V. Radia

Suku V. Radia Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 22, 2008

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