Form 10-Q
period 2008-03-31
MEREDITH CORP
filed 2008-04-22
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2008
Common shares	37,049,442
Class B shares	9,218,098
Total common and Class B shares	46,267,540

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) March 31, 2008	June 30, 2007
(In thousands)
Current assets
Cash and cash equivalents	$45,478	$39,220
Accounts receivable, net	255,578	267,419
Inventories	62,968	48,836
Current portion of subscription acquisition costs	65,455	70,553
Current portion of broadcast rights	15,966	11,307
Other current assets	22,377	15,305
Total current assets	467,822	452,640
Property, plant, and equipment	441,784	445,846
Less accumulated depreciation	(247,657)	(239,820)
Net property, plant, and equipment	194,127	206,026
Subscription acquisition costs	61,968	66,309
Broadcast rights	9,854	9,309
Other assets	96,874	101,178
Intangible assets, net	784,586	794,996
Goodwill	508,651	459,493
Total assets	$2,123,882	$2,089,951

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$125,000	$100,000
Current portion of long-term broadcast rights payable	16,506	12,069
Accounts payable	101,071	78,156
Accrued expenses and other liabilities	130,635	105,359
Current portion of unearned subscription revenues	184,891	191,445
Total current liabilities	558,103	487,029
Long-term debt	320,000	375,000
Long-term broadcast rights payable	19,143	18,584
Unearned subscription revenues	165,216	167,873
Deferred income taxes	148,496	166,597
Other noncurrent liabilities	96,682	41,667
Total liabilities	1,307,640	1,256,750
Shareholders' equity
Series preferred stock	-	-
Common stock	37,049	38,970
Class B stock	9,218	9,262
Additional paid-in capital	63,216	58,945
Retained earnings	715,347	727,628
Accumulated other comprehensive income (loss)	(822)	2,499
Unearned compensation	(7,766)	(4,103)
Total shareholders' equity	816,242	833,201
Total liabilities and shareholders' equity	$2,123,882	$2,089,951

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months		Nine Months
Period Ended March 31,	2008	2007	2008	2007
(In thousands except per share data)
Revenues
Advertising	$230,212	$238,587	$723,803	$722,693
Circulation	87,072	91,401	240,317	253,999
All other	83,736	71,830	237,218	210,823
Total revenues	401,020	401,818	1,201,338	1,187,515
Operating expenses
Production, distribution, and editorial	170,437	163,872	512,267	492,790
Selling, general, and administrative	140,378	148,481	448,994	460,360
Depreciation and amortization	11,856	11,285	35,999	33,349
Total operating expenses	322,671	323,638	997,260	986,499
Income from operations	78,349	78,180	204,078	201,016
Interest income	250	502	898	1,172
Interest expense	(5,387)	(6,561)	(17,284)	(21,333)
Earnings from continuing operations before income taxes	73,212	72,121	187,692	180,855
Income taxes	26,796	18,944	72,595	61,675
Earnings from continuing operations	46,416	53,177	115,097	119,180
Income (loss) from discontinued operations, net of taxes	(332)	(7,868)	416	(8,348)
Net earnings	$46,084	$45,309	$115,513	$110,832

Basic earnings per share
Earnings from continuing operations	$1.00	$1.10	$2.43	$2.48
Discontinued operations	(0.01)	(0.16)	0.01	(0.17)
Basic earnings per share	$0.99	$0.94	$2.44	$2.31
Basic average shares outstanding	46,672	48,170	47,251	48,024

Diluted earnings per share
Earnings from continuing operations	$0.98	$1.08	$2.39	$2.43
Discontinued operations	(0.01)	(0.16)	0.01	(0.17)
Diluted earnings per share	$0.97	$0.92	$2.40	$2.26
Diluted average shares outstanding	47,420	49,300	48,175	49,055

Dividends paid per share	$0.215	$0.185	$0.585	$0.505

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(In thousands except per share data)	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensa- tion	Total
Balance at June 30, 2007	$ 38,970	$ 9,262	$ 58,945	$ 727,628	$ 2,499	$ (4,103)	$ 833,201
Net earnings Net earnings	-	-	-	115,513	-	-	115,513
Other comprehensive loss, net	-	-	-	-	(3,321)	-	(3,321)
Total comprehensive income							112,192

Stock issued under various incentive
plans, net of forfeitures	426	(1)	16,573	-	-	(3,780)	13,218
Issuance of common stock equivalents	-	-	3,152	-	-	(3,152)	-
Purchases of Company stock	(2,390)	-	(21,302)	(100,135)	-	-	(123,827)
Share-based compensation	-	-	5,643	-	-	3,269	8,912
Conversion of Class B to common stock	43	(43)	-	-	-	-	-

Dividends paid, 58.5 cents per share
Common stock	-	-	-	(22,257)	-	-	(22,257)
Class B stock	-	-	-	(5,402)	-	-	(5,402)

Tax benefit from incentive plans	-	-	205	-	-	-	205
Balance at March 31, 2008	$ 37,049	$ 9,218	$ 63,216	$ 715,347	$ (822)	$ (7,766)	$ 816,242

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended March 31,	2008	2007
(In thousands)
Cash flows from operating activities
Net earnings	$115,513	$110,832
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation	25,709	23,637
Amortization	10,680	10,302
Share-based compensation	8,912	8,739
Deferred income taxes	21,971	19,172
Amortization of broadcast rights	20,128	21,284
Payments for broadcast rights	(20,336)	(21,676)
Provision for write down of impaired assets	-	9,003
Loss from disposal of assets, net of taxes	214	-
Excess tax benefits from share-based payments	(205)	(2,264)
Changes in assets and liabilities	23,785	(8,579)
Net cash provided by operating activities	206,371	170,450
Cash flows from investing activities
Acquisitions of businesses	(16,525)	(15,456)
Additions to property, plant, and equipment	(15,412)	(29,014)
Net cash used in investing activities	(31,937)	(44,470)
Cash flows from financing activities
Proceeds from issuance of long-term debt	120,000	115,000
Repayments of long-term debt	(150,000)	(180,000)
Purchases of Company stock	(123,827)	(48,372)
Proceeds from common stock issued	13,218	29,486
Dividends paid	(27,659)	(24,312)
Excess tax benefits from share-based payments	205	2,264
Other	(113)	-
Net cash used in financing activities	(168,176)	(105,934)
Net increase in cash and cash equivalents	6,258	20,046
Cash and cash equivalents at beginning of period	39,220	30,713
Cash and cash equivalents at end of period	$45,478	$50,759

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

The condensed consolidated financial statements as of March 31, 2008, and for the three and nine months ended March 31, 2008 and 2007, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2007, filed with the United States Securities and Exchange Commission.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on July 1, 2007. As a result, the Company was required to make certain reclassifications in its consolidated balance sheet as of July 1, 2007. In the aggregate, these reclassifications increased the Company's liability for unrecognized tax benefits by $36.0 million and decreased its net deferred tax liabilities by $36.0 million. The adoption of FIN 48 had no impact on the Company's consolidated retained earnings as of July 1, 2007, or on its consolidated results of operations or cash flows for the nine months ended March 31, 2008.

The amount of unrecognized tax benefits totaled $47.9 million at July 1, 2007. In addition, in accordance with the Company's policy to record interest and penalties related to unrecognized tax benefits in the provision for income taxes, the Company had accrued $6.3 million for such items at July 1, 2007. Recognition of all unrecognized tax benefits at July 1, 2007, would reduce income tax expense by $11.9 million and result in a corresponding reduction in our effective tax rate. The Company does not, however, expect significant changes in the amount of unrecognized tax benefits during the next twelve months. The tax years that remain subject to examination by United States federal and state jurisdictions as of July 1, 2007, are fiscal years 2004 and after.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, Meredith will adopt SFAS 161 in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

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

2.  Discontinued Operations

In fiscal 2007, Meredith discontinued the print operations of Child magazine. In May 2007, Meredith sold KFXO, the low-power FOX affiliate serving the Bend, Oregon market. In April 2008, the Company completed the sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market. The carrying amounts of WFLI's assets and liabilities were not material at March 31, 2008, and thus were not classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2008.

For fiscal 2007, the loss from discontinued operations represents the combined operating results of Child magazine and the two television stations, KFXO and WFLI, a non-cash impairment charge of $2.8 million on WFLI, and a restructuring charge of $9.9 million for the write-down of various assets of Child magazine. For fiscal 2008, income (loss) from discontinued operations represents the operating loss of WFLI, a loss on disposal of WFLI of $0.4 million, and the reversal of a portion of the restructuring charge recorded in fiscal 2007 related to the discontinuation of the print operations of Child magazine. The reversal of a portion of the Child restructuring charge is a result of changes in the estimated net costs for vacated leased space and employee severance and is reflected in the special items line in the following table of discontinued operations.

Revenues and expenses related to discontinued operations were as follows:
	Three Months		Nine Months
Period Ended March 31,	2008	2007	2008	2007
(In thousands except per share data)
Revenues	$384	$8,015	$1,248	$24,136
Costs and expenses	(578)	(8,272)	(1,805)	(25,183)
Special items	-	(12,706)	1,588	(12,706)
Loss on disposal	(350)	-	(350)	-
Income (loss) before income taxes	(544)	(12,963)	681	(13,753)
Income taxes	212	5,095	(265)	5,405
Income (loss) from discontinued operations	$(332)	$(7,868)	$416	$(8,348)
Income (loss) per share from discontinued operations
Basic	$(0.01)	$(0.16)	$0.01	$(0.17)
Diluted	(0.01)	(0.16)	0.01	(0.17)

3.  Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 28 percent are under the last-in first-out (LIFO) method at March 31, 2008, and 37 percent at June 30, 2007.

(In thousands)	March 31, 2008	June 30, 2007
Raw materials	$31,325	$20,441
Work in process	24,599	21,977
Finished goods	14,761	12,773
	70,685	55,191
Reserve for LIFO cost valuation	(7,717)	(6,355)
Inventories	$62,968	$48,836

4.  Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2008			June 30, 2007
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing segment
Noncompete agreements	$2,774	$(2,603)	$171	$2,724	$(2,427)	$297
Advertiser relationships	18,400	(7,229)	11,171	18,400	(5,257)	13,143
Customer lists	20,230	(15,303)	4,927	20,100	(10,869)	9,231
Other	2,763	(1,420)	1,343	2,673	(992)	1,681
Broadcasting segment
Network affiliation
agreements	218,559	(91,853)	126,706	218,559	(88,185)	130,374
Customer lists	91	(91)	-	91	(89)	2
Total	$262,817	$(118,499)	144,318	$262,547	$(107,819)	154,728
Intangible assets not
subject to amortization
Publishing segment
Trademarks			124,431			124,431
Broadcasting segment
FCC licenses			515,837			515,837
Total			640,268			640,268
Intangible assets, net			$784,586			$794,996

Amortization expense was $10.7 million for the nine months ended March 31, 2008. Annual amortization expense for intangible assets is expected to be as follows:  $14.2 million in fiscal 2008, $8.8 million in fiscal 2009, $8.6 million in fiscal 2010, $8.4 million in fiscal 2011, and $8.1 million in fiscal 2012.

Changes in the carrying amount of goodwill were as follows:

Nine Months Ended March 31,	2008			2007
	Publishing	Broadcasting	Total	Publishing	Broadcasting	Total
(In thousands)
Balance at beginning of period	$ 376,895	$ 82,598	$ 459,493	$ 353,848	$ 85,077	$ 438,925
Acquisitions	48,122	-	48,122	22,607	-	22,607
Adjustments/Other	1,036	-	1,036	(4)	(1,762)	(1,766)
Balance at end of period	$ 426,053	$ 82,598	$ 508,651	$ 376,451	$ 83,315	$ 459,766

Included in additions to goodwill is $46.4 million in fiscal 2008 and $4.2 million in fiscal 2007 of contingent consideration accrued in connection with certain acquisitions consummated during fiscal years 2007 and 2006. The additional purchase consideration is recorded as additional goodwill on our Condensed Consolidated Balance Sheet when the contingency is resolved.

In October 2007, the Company acquired Directive Corporation, a specialized customer intelligence firm known for its expertise and leadership in database strategy, analytics, and customer asset management. This acquisition was not material to the Company. The purchase price allocation is preliminary.

5.  Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2008	June 30, 2007
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million, due 4/2/2011	$10,000	$25,000
Revolving credit facility of $150 million, due 10/7/2010	135,000	100,000

Private placement notes
4.42% senior notes, due 7/1/2007	-	50,000
6.62% senior notes, due 4/1/2008	50,000	50,000
4.50% senior notes, due 7/1/2008	75,000	75,000
4.57% senior notes, due 7/1/2009	100,000	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
Total long-term debt	445,000	475,000
Current portion of long-term debt	(125,000)	(100,000)
Long-term debt	$320,000	$375,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At March 31, 2008, $208.9 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 5.25 percent at March 31, 2008, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date.

In fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. Under the swaps the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 2.70 percent at March 31, 2008) on $100 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). Unrealized gains or losses on cash flow hedges are recorded in comprehensive income to the extent the cash flow hedges are effective. No material ineffectiveness existed at March 31, 2008. The fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreements. At March 31, 2008, the swaps had a fair value to the Company of $(4.1) million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

6.  Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit expense:
	Three Months		Nine Months
Period Ended March 31,	2008	2007	2008	2007
(In thousands)
Pension benefits
Service cost	$1,929	$1,540	$5,787	$4,620
Interest cost	1,241	1,239	3,722	3,716
Expected return on plan assets	(2,464)	(1,971)	(7,391)	(5,913)
Prior service cost amortization	148	161	444	484
Actuarial loss amortization	44	151	132	452
Net periodic pension expense	$898	$1,120	$2,694	$3,359

Postretirement benefits
Service cost	$116	$110	$348	$330
Interest cost	236	247	708	741
Prior service cost amortization	(184)	(182)	(552)	(546)
Actuarial loss amortization	6	17	17	51
Net periodic postretirement expense	$174	$192	$521	$576

7.  Income Taxes

Our effective tax rate on income from continuing operations was 36.6 percent in the third quarter and 38.7 percent in the first nine months of fiscal 2008 as compared to 26.3 percent in the prior year third quarter and 34.1 percent in the first nine months of fiscal 2007. The lower effective tax rate in the third quarter of fiscal 2007 was due to the recognition of an income tax benefit of $9.4 million resulting from the resolution of a tax contingency related to a loss on the sale of stock in Craftways, a business sold in fiscal 2003. Recognition of the benefit was deferred until tax-related contingencies were resolved.

8.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings, changes in the fair value of interest rate swap agreements, and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended March 31, 2008 and 2007, was $44.7 million and $45.0 million, respectively. Total comprehensive income for the nine months ended March 31, 2008 and 2007, was $112.2 million and $111.1 million, respectively.

9.  Earnings per Share

The following table presents the calculations of earnings per share:
	Three Months		Nine Months
Period Ended March 31,	2008	2007	2008	2007
(In thousands except per share data)
Earnings from continuing operations	$46,416	$53,177	$115,097	$119,180
Basic average shares outstanding	46,672	48,170	47,251	48,024
Dilutive effect of stock options and equivalents	748	1,130	924	1,031
Diluted average shares outstanding	47,420	49,300	48,175	49,055
Earnings per share from continuing operations
Basic	$1.00	$1.10	$2.43	$2.48
Diluted	0.98	1.08	2.39	2.43

For the three months ended March 31, antidilutive options excluded from the above calculations totaled 3,136,000 options in 2008 (with a weighted average exercise price of $49.15) and 77,000 options in 2007 (with a weighted average exercise price of $53.06). For the nine months ended March 31, antidilutive options excluded from the above calculations totaled 473,000 in 2008 (with a weighted average exercise price of $54.26) and 524,000 in 2007 (with a weighted average exercise price of $47.59).

In the nine months ended March 31, 2008 and 2007, options were exercised to purchase 263,000 shares and 706,000 shares, respectively.

10.  Segment Information

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

The following table presents financial information by segment:

	Three Months		Nine Months
Period Ended March 31,	2008	2007	2008	2007
(In thousands)
Revenues
Publishing	$323,474	$323,321	$961,604	$923,435
Broadcasting	77,546	78,497	239,734	264,080
Total revenues	$401,020	$401,818	$1,201,338	$1,187,515

Operating profit
Publishing	$64,692	$64,379	$164,637	$146,632
Broadcasting	18,689	20,587	59,830	79,042
Unallocated corporate	(5,032)	(6,786)	(20,389)	(24,658)
Income from operations	$78,349	$78,180	$204,078	$201,016

Depreciation and amortization
Publishing	$5,092	$4,701	$15,597	$13,869
Broadcasting	6,262	6,128	18,969	18,018
Unallocated corporate	502	456	1,433	1,462
Total depreciation and amortization	$11,856	$11,285	$35,999	$33,349

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the United States (U. S.) and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 80 percent of the Company's $1.2 billion in revenues in the first nine months of fiscal 2008 while broadcasting revenues totaled 20 percent.

PUBLISHING

Advertising revenues made up 51 percent of publishing's fiscal 2008 first nine months' revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 25 percent of publishing's fiscal 2008 first nine months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 24 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services, as well as brand licensing, product sales, and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING

Broadcasting derives almost all of its revenues-98 percent in the first nine months of fiscal 2008-from the sale of advertising both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST NINE MONTHS FISCAL 2008 HIGHLIGHTS

  Revenues increased 1 percent, reflecting strong revenue growth in our integrated marketing operation, higher magazine and on-line advertising revenues, and increased local non-political and on-line broadcasting revenues. These increases were partially offset by decreased revenues in our book operations and the cyclical decline in political advertising at the television stations. Publishing revenues and operating profit increased 4 percent and 12 percent, respectively. Broadcasting revenues and operating profit declined 9 percent and 24 percent, respectively.

  Diluted earnings per share increased 6 percent to $2.40 from prior-year first nine months' earnings of $2.26.

  We spent $123.8 million to repurchase 2.4 million shares of our common stock in the nine-month period.

DISCONTINUED OPERATIONS

In fiscal 2007, Meredith discontinued the print operations of Child magazine. In May 2007, Meredith sold KFXO, the low-power FOX affiliate serving the Bend, Oregon market. In April 2008, the Company completed the sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market. Income (loss) from discontinued operations represents the combined operating results, net of taxes, of Child magazine and the two television stations, KFXO and WFLI. The revenues and expenses for each of these properties, along with associated taxes, were removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Earnings titled income (loss) from discontinued operations, net of taxes. Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) relates to continuing operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31,	2008	2007	Change
(In thousands except per share data)
Total revenues	$401,020	$401,818	-
Operating expenses	322,671	323,638	-
Income from operations	$78,349	$78,180	-
Earnings from continuing operations	$46,416	$53,177	(13)%
Net earnings	$46,084	$45,309	2%
Diluted earnings per share from
continuing operations	$0.98	$1.08	(9)%
Diluted earnings per share	$0.97	$0.92	5%

Nine Months Ended March 31,	2008	2007	Change
(In thousands except per share data)
Total revenues	$1,201,338	$1,187,515	1%
Operating expenses	997,260	986,499	1%
Income from operations	$204,078	$201,016	2%
Earnings from continuing operations	$115,097	$119,180	(3)%
Net earnings	$115,513	$110,832	4%
Diluted earnings per share from
continuing operations	$2.39	$2.43	(2)%
Diluted earnings per share	$2.40	$2.26	6%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments and the consolidated results of operations for the quarter and nine months ended March 31, 2008, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

PUBLISHING

Publishing operating results were as follows:

Three Months Ended March 31,	2008	2007	Change
(In thousands)
Advertising revenues	$154,764	$161,056	(4)%
Circulation revenues	87,072	91,401	(5)%
Other revenues	81,638	70,864	15%
Total revenues	323,474	323,321	-
Operating expenses	258,782	258,942	-
Operating profit	$64,692	$64,379	-
Operating profit margin	20.0%	19.9%

Nine Months Ended March 31,	2008	2007	Change
(In thousands)
Advertising revenues	$488,187	$461,649	6%
Circulation revenues	240,317	253,999	(5)%
Other revenues	233,100	207,787	12%
Total revenues	961,604	923,435	4%
Operating expenses	796,967	776,803	3%
Operating profit	$164,637	$146,632	12%
Operating profit margin	17.1%	15.9%

Revenues

In the third quarter of fiscal 2008, an increase in other publishing revenues of 15 percent was offset by a 4 percent decrease in advertising revenues and a 5 percent decline in circulation revenues. Increases in advertising and other publishing revenues of 6 and 12 percent, respectively, for the first nine months of fiscal 2008, more than offset a 5 percent decline in circulation revenues.

Magazine advertising revenues, which declined 4 percent in the third quarter, increased 5 percent in the first nine months of fiscal 2008. Total advertising pages were down in the high-single digits on a percentage basis in the third quarter but were up in the low-single digits for the first nine months of fiscal 2008. Our parenthood, Hispanic, and men's magazines showed strength in the quarter and the nine-month period while our home decorating titles showed weakness. For our women's service field magazines and More, advertising pages and revenues were down for the third quarter but were flat to up for the nine-month period. While ad pages for special interest publications declined in the third quarter, they were up for the nine-month period. Ad revenues for special interest publications declined for both periods primarily due to a change in the mix of publications issued and there being fewer issues published in both the current quarter and the nine-month period than in the comparable prior-year periods. Fitness ad pages were down in the third quarter but relatively flat on a year-to-date basis. While Fitness ad revenues were flat in the third quarter they were up on a year-to-date basis. Among our core advertising categories, food and beverage and retail showed strength. Advertising was weaker in the home, direct-to-consumer pharmaceuticals, and direct response categories.

Increased market demand in the first half of fiscal 2008 lifted online advertising revenues 21 percent for the first nine months of fiscal 2008. Softening in the advertising market in calendar 2008 resulted in a decline of 5 percent in online advertising revenues in the third quarter.

Magazine circulation revenues decreased 5 percent in the third quarter and the first nine months of fiscal 2008, reflecting declines in both subscription and newsstand revenues. The continued decrease in subscription revenues was anticipated due to the series of previously announced strategic initiatives taken to improve long-term subscription contribution including the Company's ongoing initiative to move the readers of Family Circle, Parents, and Fitness to our direct-to-publisher circulation model. The decrease in newsstand revenues is primarily due to a change in the mix of and a reduction in the number of special interest publications in the third quarter and first nine months of fiscal 2008 as compared to the prior-year periods.

Integrated marketing revenues increased 46 percent in the third quarter and 50 percent in the first nine months of fiscal 2008 due to the addition of revenues from the online marketing companies acquired in the last half of fiscal 2007 as well as continued growth in the traditional integrated marketing operations from expanding certain relationships. Revenues from other sources such as magazine related custom projects and licensing also increased in both the third quarter and first nine months of fiscal 2008. These increases were partially offset by decreases in book revenues in Meredith Retail. As previously announced, our book business is now focusing operations on its core content areas of cooking, gardening, remodeling, and decorating on behalf of our owned and clients' brands. As a result of the changes in integrated marketing, magazine other revenues, and book operations, other publishing revenues increased 15 percent for the third quarter and 12 percent for the first nine months of fiscal 2008.

Operating Expenses

Publishing operating costs were flat in the third quarter and increased 3 percent in the first nine months of fiscal 2008. Employee compensation costs were up as a result of higher staff levels due to the integrated marketing acquisitions and growth in our legacy business. While performance-based incentive expenses declined in the third quarter, they were higher for the nine-month period. Custom marketing production expenses also increased due to the integrated marketing acquisitions. Postage expense increased due to the recent rate increases. These costs were partially offset by lower paper expense, subscription acquisition costs, book manufacturing costs, and bad debt expense. Paper prices in the third quarter were higher than those a year ago but for the nine-month period, weighted average paper prices were slightly lower than the prior year. Declines in paper consumption in the third quarter due to a decrease in advertising pages sold more than offset increases in paper prices of approximately 7 percent.

Operating Profit

Publishing operating profit was flat in the quarter and grew 12 percent in the nine-month period compared with the respective prior-year periods. Increased operating profit from organic business and acquisitions in our integrated marketing operations and from growth in our magazine operations more than offset declines in operating results in our book business and interactive media operations. Magazine circulation contribution and margin increased for both the quarter and the nine-month period.

BROADCASTING

Broadcasting operating results were as follows:

Three Months Ended March 31,	2008	2007	Change
(In thousands)
Non-political advertising revenues	$74,016	$77,095	(4)%
Political advertising revenues	1,432	436	228%
Other revenues	2,098	966	117%
Total revenues	77,546	78,497	(1)%
Operating expenses	58,857	57,910	2%
Operating profit	$18,689	$20,587	(9)%

Nine Months Ended March 31,	2008	2007	Change
(In thousands)
Non-political advertising revenues	$231,676	$228,120	2%
Political advertising revenues	3,940	32,924	(88)%
Other revenues	4,118	3,036	36%
Total revenues	239,734	264,080	(9)%
Operating expenses	179,904	185,038	(3)%
Operating profit	$59,830	$79,042	(24)%

Revenues

Broadcasting revenues decreased 1 percent in the third quarter and 9 percent in the first nine months of fiscal 2008 compared with the respective prior-year periods. Net political advertising revenues totaled $1.4 million in the third quarter and $3.9 million in the first nine months of fiscal 2008 compared with $0.4 million in the prior-year third quarter and $32.9 million in the prior-year nine-month period. Changes in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues declined 4 percent in the quarter but increased 2 percent for the nine-month period reflecting growth in local non-political advertising. Local non-political advertising revenues were down 3 percent in the third quarter; they grew 3 percent in the first nine months of fiscal 2008. National non-political advertising decreased 9 percent as compared to the prior-year quarter and 6 percent as compared to the prior-year first nine months. Online advertising, a small but growing percentage of broadcasting advertising revenues, increased almost 50 percent as compared to the prior-year third quarter and over 70 percent as compared to the prior-year first nine months.

Operating Expenses

Broadcasting operating expenses increased 2 percent in the quarter and declined 3 percent in the first nine months of fiscal 2008. For both periods, decreases in performance-based incentive accruals, repairs and maintenance expenses, travel and entertainment, and program rights amortization were partially offset by higher employee compensation costs. While legal expenses and radio advertising and promotion expenses declined in the nine-month period, they were flat in the third quarter. Production costs, other selling expenses, and bad debt expenses were also higher in the third quarter as compared to the same period a year ago.

Operating Profit

Broadcasting operating profit declined 9 percent in the third quarter and 24 percent in the first nine months of fiscal 2008 as compared to the same periods in fiscal 2007. The declines primarily reflected lower revenues due to the cyclical nature of political advertising.

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

Three Months Ended March 31,	2008	2007
(In thousands)
Revenues	$77,546	$78,497
Operating profit	$18,689	$20,587
Depreciation and amortization	6,262	6,128
EBITDA	$24,951	$26,715
EBITDA margin	32.2%	34.0%

Nine Months Ended March 31,	2008	2007
(In thousands)
Revenues	$239,734	$264,080
Operating profit	$59,830	$79,042
Depreciation and amortization	18,969	18,018
EBITDA	$78,799	$97,060
EBITDA margin	32.9%	36.8%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

	2008	2007	Change
(In thousands)
Three months ended March 31,	$5,032	$6,786	(26)%
Nine months ended March 31,	20,389	24,658	(17)%

Unallocated corporate expenses decreased 26 percent in the third quarter and were down 17 percent in the first nine months of fiscal 2008 compared with the respective prior-year periods. Decreases in incentive based compensation, share-based compensation, consulting fees, and medical and pension benefit accruals more than offset increases in employee compensation costs.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended March 31,	2008	2007	Change
(In thousands)
Production, distribution, and editorial	$170,437	$163,872	4%
Selling, general, and administrative	140,378	148,481	(5)%
Depreciation and amortization	11,856	11,285	5%
Operating expenses	$322,671	$323,638	-

Nine Months Ended March 31,	2008	2007	Change
(In thousands)
Production, distribution, and editorial	$512,267	$492,790	4%
Selling, general, and administrative	448,994	460,360	(2)%
Depreciation and amortization	35,999	33,349	8%
Operating expenses	$997,260	$986,499	1%

Fiscal 2008 production, distribution, and editorial costs were up 4 percent for the third quarter and nine-month period. Increases in employee compensation costs, postage costs, and custom marketing production expenses more than offset decreases in paper costs, book manufacturing costs, and broadcasting program rights amortization expense.

Selling, general, and administrative expenses decreased 5 percent in the third quarter and 2 percent in the nine-month period. For the third quarter, reductions in subscription acquisition costs, performance-based incentive accruals, legal expenses, and medical and pension benefit accruals primarily affected the quarter. For the nine-month period, higher employee compensation costs and publishing performance-based incentive expenses partially offsetting these third quarter declines.

Depreciation and amortization expenses increased 5 percent in the third quarter and 8 percent in the nine-month period. These increases primarily reflected increased amortization of intangibles related to recent acquisitions, amortization of website development costs related to the relaunch of BHG.com and Parents.com, and depreciation of the new broadcasting station facility serving the Hartford, Connecticut market.

Income from Operations
While income from operations was flat in the third quarter, it rose 2 percent in the first nine months of fiscal 2008. For the third quarter and the nine-month period, revenue growth and higher operating profits in magazine and integrated marketing operations combined with lower corporate unallocated expenses offset lower book results and broadcasting political advertising revenues.

Net Interest Expense

Net interest expense was $5.1 million in the fiscal 2008 third quarter compared with $6.1 million in the prior-year quarter. For the nine months ended March 31, 2008, net interest expense was $16.4 million versus $20.2 million in the comparable prior-year period. Average long-term debt outstanding was $424 million in the third quarter of fiscal 2008 and $442 million for the nine-month period compared with $503 million in the prior year third quarter and $533 million in the prior year nine-month period.

Income Taxes

Our effective tax rate on income from continuing operations was 36.6 percent in the third quarter and 38.7 percent in the first nine months of fiscal 2008 as compared to 26.3 in the prior year third quarter and 34.1 percent in the first nine months of fiscal 2007. The higher tax rate for the first nine months of fiscal 2008 is primarily due to the timing of recognition of tax expense under Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). While the effective rate is expected to fluctuate from quarter-to-quarter under FIN 48, the Company estimates its fiscal 2008 effective tax rate will be 39.1 percent compared to 35.7 percent in the prior year. The higher anticipated rate in the current year is primarily due to there being a tax benefit in the prior year from the resolution of a tax contingency related to a capital loss. Absent that benefit, the effective tax rate in the current year would be slightly lower than in the prior year due primarily to the increase in the Internal Revenue Code Section 199 manufacturers' deduction.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations

Earnings from continuing operations were $46.4 million ($0.98 per diluted share) for the third quarter, a decrease of 13 percent from fiscal 2007 third quarter earnings from continuing operations of $53.2 million ($1.08 per diluted share). For the nine months ended March 31, 2008, earnings were $115.1 million ($2.39 per diluted share), a decrease of 3 percent from prior-year nine month earnings of $119.2 million ($2.43 per diluted share). For the third quarter and nine-month period, increased earnings from continuing operations before income taxes in fiscal 2008 were more than offset by the higher effective tax rate. In addition, revenue growth and higher operating profits in magazine and integrated marketing operations, lower unallocated corporate expenses, and decreased net interest expense were more than offset by lower book results and broadcasting political advertising revenues.

Discontinued Operations

In fiscal 2007, Meredith discontinued the print operations of Child magazine. In May 2007, Meredith sold KFXO, the low-power FOX affiliate serving the Bend, Oregon market. In April 2008, the Company completed the sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market.

For fiscal 2007, the loss from discontinued operations represents the combined operating results of Child magazine and the two television stations, KFXO and WFLI, a non-cash impairment charge of $2.8 million on WFLI, and a restructuring charge of $9.9 million for the write-down of various assets of Child magazine. For fiscal 2008, income (loss) from discontinued operations represents the operating loss of WFLI, a loss on disposal of WFLI of $0.4 million, and the reversal of a portion of the restructuring charge recorded in fiscal 2007 related to the discontinuation of the print operations of Child magazine. The reversal of a portion of the Child restructuring charge is a result of changes in the estimated net costs for vacated leased space and employee severance and is reflected in the special items line in the following table of discontinued operations.
	Three Months		Nine Months
Period Ended March 31,	2008	2007	2008	2007
(In thousands except per share data)
Revenues	$384	$8,015	$1,248	$24,136
Costs and expenses	(578)	(8,272)	(1,805)	(25,183)
Special items	-	(12,706)	1,588	(12,706)
Loss on disposal	(350)	-	(350)	-
Income (loss) before income taxes	(544)	(12,963)	681	(13,753)
Income taxes	212	5,095	(265)	5,405
Income (loss) from discontinued operations	$(332)	$(7,868)	$416	$(8,348)
Income (loss) per share from discontinued operations
Basic	$(0.01)	$(0.16)	$0.01	$(0.17)
Diluted	(0.01)	(0.16)	0.01	(0.17)

Net Earnings and Earnings per Share
Net earnings were $46.1 million ($0.97 per diluted share) in the quarter ended March 31, 2008, up 2 percent from $45.3 million ($0.92 per diluted share) in the comparable prior-year quarter. For the nine months ended March 31, 2008, earnings were $115.5 million ($2.40 per diluted share), an increase of 4 percent from prior-year nine month earnings of $110.8 million ($2.26 per diluted share). The loss from discontinued operations in the prior-year third quarter was significantly larger than the loss from discontinued operations in the current year. For the nine-month period the prior year period showed a loss while the current year period shows income from discontinued operations. In addition, for the third quarter and nine-month period, revenue growth and higher operating profits in magazine and integrated marketing operations, lower unallocated corporate expenses and decreased net interest expense offset lower broadcasting political advertising revenues and higher income tax expense. Average basic and diluted shares outstanding decreased in the current quarter and the nine-month period due to the Company's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended March 31,	2008	2007	Change
(In thousands)
Net earnings	$115,513	$110,832	4%
Cash flows from operations	$206,371	$170,450	21%
Cash flows used in investing	(31,937)	(44,470)	(28)%
Cash flows used in financing	(168,176)	(105,934)	59%
Net increase in cash and cash equivalents	$6,258	$20,046	(69)%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. We have up to $15 million remaining available under our revolving credit facility and up to $90 million available under our asset-backed commercial paper facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we anticipate no difficulty in doing so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $6.3 million in the first nine months of fiscal 2008; they increased $20.0 million in the comparable period of fiscal 2007. In both periods, net cash provided by operating activities was used for common stock repurchases, capital investments, debt repayments, acquisitions, and dividends.

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

Cash provided by operating activities totaled $206.4 million in the first nine months of fiscal 2008 compared with $170.5 million in the first nine months of fiscal 2007. The increase in cash provided by operating activities was due primarily to lower employee pension costs, a decrease in accounts receivable in the current year compared to an increase in the prior year, and increased net earnings in the current nine-month period. These increases in cash from operating activities were partially offset by increased cash spending for employee compensation costs.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities decreased to $31.9 million in the first nine months of fiscal 2008 from $44.5 million in the prior-year period. The decrease primarily reflected less cash spent on the acquisition of property, plant, and equipment.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used in financing activities totaled $168.2 million in the nine months ended March 31, 2008, compared with $105.9 million for the nine months ended March 31, 2007. In the first nine months of fiscal 2008, $123.8 million was used to purchase common stock whereas in the first nine months of fiscal 2007, $48.4 million was used to purchase common stock.

Long-term Debt

At March 31, 2008, long-term debt outstanding totaled $445 million ($300 million in fixed-rate unsecured senior notes, $135 million outstanding under a revolving credit facility, and $10 million under an asset-backed commercial paper facility). Of the senior notes, $125 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 4.93 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender and Meredith's debt to trailing 12 month EBITDA ratio. The asset-backed commercial paper facility has a capacity of up to $100 million and renews annually until April 2, 2011, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 4.55 percent at March 31, 2008, after taking into account the effect of outstanding interest rate swap agreements. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 2.70 percent at March 31, 2008) on $100 million notional amount of indebtedness. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at March 31, 2008, and expects to remain so in the future.

Contractual Obligations

The Company adopted FIN 48 on July 1, 2007, the first day of the 2008 fiscal year. Obligations relating to unrecognized tax benefits at July 1, 2007, of $47.9 million and related accrued tax amounts of $6.3 million have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

As of March 31, 2008, there had been no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.

Share Repurchase Program

As part of our ongoing share repurchase program, we spent $123.8 million in the first nine months of fiscal 2008 to repurchase an aggregate of 2.4 million shares of common stock at then current market prices. We spent $48.4 million to repurchase 940,000 shares in the first nine months of fiscal 2007. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. As of March 31, 2008, approximately 1.2 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2008.

Dividends

Dividends paid in the first nine months of fiscal 2008 totaled $27.7 million, or 58.5 cents per share, compared with dividend payments of $24.3 million, or 50.5 cents per share, in the first nine months of fiscal 2007.

Capital Expenditures

Spending for property, plant, and equipment totaled $15.4 million in the first nine months of fiscal 2008 compared with prior-year spending of $29.0 million. Prior year spending primarily related to the construction of a new facility for our television station serving the Hartford, Connecticut market. Current year spending primarily represents replacements of and investments in information technology and digital broadcasting equipment. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2007. As of March 31, 2008, the Company's critical accounting policies had not changed from June 30, 2007.

ACCOUNTING AND REPORTING DEVELOPMENTS

In June 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on July 1, 2007. As a result, the Company was required to make certain reclassifications in its consolidated balance sheet as of July 1, 2007. In the aggregate, these reclassifications increased the Company's liability for unrecognized tax benefits by $36.0 million and decreased its net deferred tax liabilities by $36.0 million. The adoption of FIN 48 had no impact on the Company's consolidated retained earnings as of July 1, 2007, or on its consolidated results of operations or cash flows for the nine months ended March 31, 2008.

The amount of unrecognized tax benefits totaled $47.9 million at July 1, 2007. In addition, in accordance with the Company's policy to record interest and penalties related to unrecognized tax benefits in the provision for income taxes, the Company had accrued $6.3 million for such items at July 1, 2007. Recognition of all unrecognized tax benefits at July 1, 2007, would reduce income tax expense by $11.9 million and result in a corresponding reduction in our effective tax rate. The Company does not, however, expect significant changes in the amount of unrecognized tax benefits during the next twelve months. The tax years that remained subject to examination by U. S. federal and state jurisdictions as of July 1, 2007, are fiscal years 2004 and after.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, Meredith will adopt SFAS 161 in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R beginning on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

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

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At March 31, 2008, Meredith had outstanding $300 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $303.8 million from $302.6 million at March 31, 2008.

At March 31, 2008, $145 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.6 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a fair value of $(4.5) million compared to the current fair value of $(4.1) million at March 31, 2008. We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings.

Broadcast Rights Payable

There has been no material change in the market risk associated with broadcast rights payable since June 30, 2007.

Item 4.	Controls and Procedures

Meredith's Chief Executive and Principal Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Our Chief Financial Officer accepted a position with another company and resigned effective March 13, 2008. During the interim, the Company's Chief Executive Officer has assumed the duties of our Chief Financial Officer and will continue to do so until a replacement is hired.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended March 31, 2008.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
January 1 to January 31, 2008	360,749	$ 50.58	360,749	1,849,059
February 1 to February 29, 2008	258,260	46.27	258,260	1,590,799
March 1 to March 31, 2008	378,627	42.65	378,627	1,212,172
Total	997,636	46.45	997,636	1,212,172
[1]	Column (a), Total number of shares purchased includes the following shares withheld upon the exercise of stock options: 24 in February 2008, and 5,625 in March 2008.

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

Item 6.	Exhibits
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Principal Executive Officer and Principal Finanical Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION Registrant

/s/ Stephen M. Lacy
Stephen M. Lacy President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: April 22, 2008

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1