Form 10-K
period 2008-06-30
MEREDITH CORP
filed 2008-08-26
CIK 65011

Click here for TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
Title of class
Class B Common Stock, par value $1

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
     Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
     Large accelerated filer [X]      Accelerated filer [  ]      Non-accelerated filer [  ]      Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [  ]     No [X]

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2007, was $1,982,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2008
Common shares	36,029,786
Class B shares	9,173,770
Total common and Class B shares	45,203,556

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2008, are incorporated by reference in Part III to the extent described therein.
TABLE OF CONTENTS
		Page
Part I
Item 1.	Business	1
	Description of Business
	Publishing	2
	Broadcasting	6
	Executive Officers of the Company	10
	Employees	10
	Other	10
	Available Information	11
	Forward Looking Statements	11
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

Part II
Item 5.	Market for Registrant's Common Equity, Related Shareholder
	Matters, and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	16
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	85
Item 9A.	Controls and Procedures	85
Item 9A(T).	Controls and Procedures	86
Item 9B.	Other Information	86

Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	87
Item 11.	Executive Compensation	87
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	87
Item 13.	Certain Relationships and Related Transactions and
	Director Independence	88
Item 14.	Principal Accounting Fees and Services	88

Part IV
Item 15.	Exhibits and Financial Statement Schedules	89

Signatures		92
Index to Attached Exhibits		E-1
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

The publishing segment focuses on the home and family market. It is a leading publisher of magazines serving women. More than twenty-five subscription magazines, including Better Homes and Gardens, Family Circle, Ladies' Home Journal, Parents, American Baby, Fitness, and More and approximately 150 special interest publications were published in fiscal 2008. The publishing segment also includes book publishing, which has 420 books in print; integrated marketing, which has relationships with some of America's leading companies; a large consumer database; an extensive Internet presence that consists of 26 websites and strategic alliances with leading Internet destinations; brand licensing activities; and other related operations.

The broadcasting segment includes 12 network-affiliated television stations located across the United States (U.S.) and one AM radio station. The television stations consist of six CBS affiliates, three FOX affiliates, two MyNetworkTV affiliates, and one NBC affiliate. The broadcasting segment also includes 20 traditional websites, seven mobile websites, and video related operations.

The Company's largest revenue source is magazine and television advertising. Magazine circulation revenues are generally affected by national and regional economic conditions and competition from other forms of media. Television advertising is seasonal and cyclical to some extent, traditionally generating higher revenues in the second and fourth fiscal quarters and during key political contests, major sporting events, etc. Revenues and operating results can be affected by changes in the demand for advertising and consumer demand for our products. National and local economic conditions affect the magnitude of advertising revenues.

BUSINESS DEVELOPMENTS

During fiscal 2008, the Company continued to enhance the capabilities of Meredith Integrated Marketing. In October 2007, the Company acquired Directive Corporation, a specialized customer intelligence firm based in Dallas known for its expertise and leadership in database strategy, analytics, and customer asset management. In June 2008, Meredith acquired Big Communications, a leading healthcare marketing communications firm. Big Communications develops custom healthcare communications for more than 20 of the world's leading pharmaceutical, biotech, and managed care companies. Big Communication's innovative marketing and communications programs are delivered via a variety of channels that include print, digital and mobile, and are aimed at pharmaceutical sales forces, caregivers, medical professionals, and patients.

The Company initially undertook a restructuring plan of Meredith Books in the fourth quarter of fiscal 2007. As part of a comprehensive performance improvement initiative, Meredith Books refocused operations on its core content areas of cooking, gardening, remodeling, and decorating on behalf of its own and clients' brands and began placing less emphasis on children's books and non-core titles. In June 2008, Meredith announced it was further focusing the scope of its book operations on titles with the Better Homes and Gardens imprint, as well as certain other licensed brands. These titles fall more within Meredith's core content areas of cooking, gardening, building, and remodeling.

During fiscal 2007, Meredith acquired three online businesses: Genex, an interactive marketing services firm that specializes in online customer relationship marketing; New Media Strategies, an interactive word-of-mouth marketing company; and Healia, a consumer health search engine specializing in finding high quality and personalized health information online. In November 2006, the Company acquired ReadyMade, a multimedia brand targeting adults in their 20s and 30s. The ReadyMade brand includes a do-it-yourself lifestyle magazine, a website, a branded book, branded products such as project plans and kits, and custom marketing operations.

In the last several years, Meredith has expanded its reach from one international license to approximately 15, including recent launches of Better Homes and Gardens China, Parents Indonesia, Fitness Indonesia, and More Indonesia. Other licensing agreements include Better Homes and Gardens Australia, Better Homes and Gardens India, Child India, Parents China, More Canada, Parents Greece, and Diabetic Living Spain.

In April 2008, the Company completed the sale of WFLI, a CW affiliate serving the Chattanooga, Tennessee market. Meredith completed the sale of KFXO, a low-power FOX affiliate serving the Bend, Oregon market in May 2007.

In June 2007, Meredith sold an ownership interest in the Living the Country Life brand to Learfield Communications, Inc. (Learfield). Meredith and Learfield then formed a joint venture and contributed their respective ownership interest in the Living the Country Life brand. The joint venture is managed jointly by the two companies under the name Living the Country Life, L.L.C. Meredith maintains a controlling interest in the joint venture.

In March 2007, management committed to a restructuring plan that included the discontinuation of the print operations of Child magazine following the publication of the June/July 2007 issue.

DESCRIPTION OF BUSINESS

Publishing

Publishing represented 80 percent of Meredith's consolidated revenues in fiscal 2008. Better Homes and Gardens, our flagship brand, continues to account for a significant percentage of revenues and operating profit of the publishing segment and the Company.

Magazines
 Information for major subscription magazine titles as of June 30, 2008, follows:

Title	Description	Frequency per Year	Year-end Rate Base	(1)

Better Homes and Gardens	Shelter and women's service	12	7,600,000
Family Circle	Women's service	15	3,800,000
Ladies' Home Journal	Women's service	12	3,800,000
Parents	Parenthood	12	2,200,000
American Baby	Parenthood	12	2,000,000
Fitness	Women's lifestyle	11	1,500,000
Country Home	Home decorating	10	1,250,000
More	Women's lifestyle (age 40+)	10	1,200,000
Traditional Home	Home decorating	8	950,000
Midwest Living	Travel and lifestyle	6	950,000
Ser Padres	Hispanic parenthood	8	700,000
Wood	Woodworking	7	525,000
Successful Farming	Farming business	12	440,000
Siempre Mujer	Hispanic women's lifestyle	6	400,000
ReadyMade	Do-it-yourself lifestyle	6	300,000
(1)	Rate base is the circulation guaranteed to advertisers. Actual circulation for most of the Company's titles is tracked by the Audit Bureau of Circulations, which issues periodic statements for audited magazines.

We publish approximately 150 special interest publications under approximately 80 titles, primarily under the Better Homes and Gardens brand. The titles are issued from one to eight times annually and sold primarily on newsstands. A limited number of subscriptions are also sold to certain special interest publications. The following titles are published quarterly or more frequently: American Patchwork & Quilting; Beautiful Homes; Before & After; Country Gardens; Creative Home; Decorating; Diabetic Living; Do It Yourself; Garden Ideas & Outdoor Living; Heart Healthy Living; Kitchen and Bath Ideas; 100 Decorating Ideas Under $100; Remodel; Renovation Style; and Scrapbooks etc.

Magazine Advertising--Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith's larger magazines offer regional and demographic editions that contain similar editorial content but allow advertisers to customize their messages to target markets or audiences. The Company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted pages). Most of the publishing segment's advertising revenues are derived from run-of-press display advertising. Meredith 360o is our strategic marketing unit providing clients and their agencies with access to the vast portfolio of media products and services Meredith has to offer. Our team of creative and marketing experts delivers innovative solutions across multiple media channels that meet each client's unique advertising and promotional requirements.

Magazine Circulation--Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the Internet, and other means are Meredith's largest sources of circulation revenues. All of our subscription magazines except American Baby, Ser Padres, and Successful Farming also are sold by single copy. Single copies sold on newsstands are distributed primarily through magazine wholesalers, who have the right to receive credit from the Company for magazines returned to them by retailers.

Meredith Interactive Media
Meredith Interactive Media has extended many of the Company's magazine brands to the Internet. The two major destination sites are BHG.com and Parents.com. BHG.com, our flagship home and family site, features significant community applications, useful tools, and video anchored by Better.tv. Today the site attracts approximately 5 million unique visitors and averages 80 million page views each month. Parents.com is our portal for our parenthood brands Parents, American Baby, Child, and Family Circle. Our websites provide sources of advertising and other revenues and serve to reduce subscription acquisition costs through online magazine subscription orders.

Other Sources of Revenues
Other revenues are derived from integrated marketing, other custom publishing projects, book sales, ancillary products and services, and brand licensing agreements.

Meredith Integrated Marketing--Meredith Integrated Marketing is the business-to-business arm of the Company and sells a range of customer relationship marketing services including direct, database, custom publishing, digital, and word-of-mouth marketing to corporate customers, providing a revenue source that is independent of advertising and circulation. Sometimes these services are sold in conjunction with Meredith's 85 million-name database of consumers to help clients better target marketing messages according to consumers needs and interests. In fiscal 2008, Meredith acquired two businesses (Directive Corporation and Big Communications) that add complementary skills to further enhance its ability to service clients' growing needs. Fiscal 2008 clients included Kraft, DIRECTV, Nestle, Carnival Cruise Lines, Charming Shoppes, Publix, Honda, and Sony.

Meredith Books--The 420 books Meredith publishes and promotes are directed primarily at the home and family markets. They are published under the Better Homes and Gardens trademark and under licensed trademarks such as The Home Depot books. Meredith also publishes books based on properties of Sandra Lee Semi-Homemade® and the Food Network® and Discovery Channel® cable networks. The books are sold through retail book and specialty stores, mass merchandisers, and other channels. During fiscal 2008, we published 130 new or revised titles.

Brand Licensing--During the last two years Meredith has worked with leading companies to significantly extend the reach of the Better Homes and Gardens brand. In fiscal 2007, Meredith reached a licensing agreement with Universal Furniture International to create a full line of wooden furniture and upholstered products for living rooms, bedrooms, and dining rooms. We expanded this successful licensing agreement to introduce a fourth collection in the line in fiscal 2008.

In fiscal 2008, the Company entered into a long-term agreement to license the Better Homes and Gardens brand to Realogy Corporation. Realogy, owner of brands such as CENTURY 21®, Coldwell Banker® and ERA®, is building a new residential real estate franchise system based on the Better Homes and Gardens brand. It launched in July 2008. Meredith will receive ongoing royalty payments from Realogy based on a percentage of sales from the Better Homes and Gardens Real Estate franchise system. In addition, Realogy has agreed to purchase advertising in Meredith titles and to market Meredith magazine subscriptions through the Better Homes and Garden Real Estate franchise system.

In October 2007, Meredith announced a multi-year licensing agreement with Wal-Mart Stores, Inc. for the design, marketing, and retailing of a wide range of home products based on the Better Homes and Gardens brand. This is in addition to an existing - and recently extended - line of outdoor and garden products. This new line of home products is expected to be available exclusively in Wal-Mart stores in the fall of 2008. Merchandise to be developed includes items in popular home categories such as bedding and throws, bath accessories, dinnerware and kitchen textiles, and decorative pillows. Additionally, the Company recently reached an agreement with Wal-Mart for an expansion of the line deeper into bath, bedding, and outdoor categories. These additional products will be available in the fall of 2009.

The Company continues to pursue brand extensions that will serve consumers and advertisers alike and extend the reach and vitality of our brands.

Production and Delivery
Paper, printing, and postage costs accounted for approximately 40 percent of the publishing segment's fiscal 2008 operating expenses.

The major raw materials essential to the publishing segment are coated publication and book-grade papers. Meredith direct-purchases all of the paper for its magazine production and its custom publishing business and a majority of the paper for its book production. Average paper prices were lower in the first half of fiscal 2008 as compared to the same period in fiscal 2007, but were higher in the second half of fiscal 2008. While overall average paper prices were only 3 percent higher for the full fiscal 2008 year, they were 14 percent higher in the fourth quarter of fiscal 2008. The price of paper is driven by overall market conditions and is therefore difficult to predict. Management anticipates paper prices will continue to rise and fiscal 2009 average paper prices will be approximately 25 percent higher than fiscal 2008 average prices. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements.

Meredith has printing contracts with several major domestic printers for all of its magazine titles. The Company has a contract with a major U.S. printer for the majority of its book titles. Other titles are manufactured on a title-by-title basis by either domestic or foreign printers.

Because of the large volume of magazine and subscription promotion mailings, postage is a significant expense of the publishing segment. We continually seek the most economical and effective methods for mail delivery including cost-saving strategies that leverage worksharing opportunities offered within the postal rate structure. Postage on periodicals accounts for approximately 75 percent of Meredith's postage costs, while other mail items--direct mail, replies, and bills-- accounts for approximately 25 percent. The United States Postal Service (USPS) has implemented rate increases in each of Meredith's last three fiscal years. A 5 percent rate increase in January of 2006 was followed by another increase that was implemented in two parts. Postage on periodicals was increased effective July 15, 2007. The increase for our other mail items took effect May 14, 2007. The latest increase of approximately 3 percent was effective May 12, 2008. The next rate increase is anticipated to be in May 2009. Fiscal 2008 postage expense increased 4 percent over fiscal 2007 costs. As a cost containment measure, during fiscal 2008, the Company changed the form of our direct mail to obtain better postage rates. Meredith continues to work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases. We cannot, however, predict future changes in the efficiency of the USPS and postal rates or the impact they will have on our publishing business.

Fulfillment services for Meredith's publishing segment are provided by third parties. National magazine newsstand distribution services are provided by a third party through multi-year agreements.

Competition
Publishing is a highly competitive business. The Company's magazines, books, and related publishing products and services compete with other mass media, including the Internet, and with many other leisure-time activities. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics, advertiser results, and sales team effectiveness. Competition for readers is based principally on price, editorial content, marketing skills, and customer service. While competition is intense for established titles, gaining readership for newer magazines and specialty publications is extremely competitive.

Broadcasting

Broadcasting represented 20 percent of Meredith's consolidated revenues in fiscal 2008. Certain information about the Company's television stations at June 30, 2008, follows:

Station, Market	DMA National Rank (1)	Network Affiliation	Analog Channel	Expiration Date of FCC License	Average Audience Share (2)

WGCL-TV	8	CBS	46	4-1-2005 (3)	5.7%
Atlanta, GA

KPHO-TV	12	CBS	5	10-1-2006 (3)	6.7%
Phoenix, AZ

KPTV	23	FOX	12	2-1-2007 (3)	8.7%
Portland, OR

KPDX-TV	23	MyNetworkTV	49	2-1-2007(3)	2.3%
Portland, OR

WFSB-TV	29	CBS	3	4-1-2007(3)	12.7%
Hartford, CT
New Haven, CT

WSMV-TV	30	NBC	4	8-1-2005 (3)	11.7%
Nashville, TN

KCTV	31	CBS	5	2-1-2006 (3)	12.7%
Kansas City, MO

KSMO-TV	31	MyNetworkTV	62	2-1-2006 (3)	2.0%
Kansas City, MO

WHNS-TV	36	FOX	21	12-1-2004 (3)	7.0%
Greenville, SC
Spartanburg, SC
Asheville, NC

KVVU-TV	43	FOX	5	10-1-2006 (3)	5.7%
Las Vegas, NV

WNEM-TV	66	CBS	5	10-1-2005 (3)	14.3%
Flint, MI
Saginaw, MI
Bay City, MI

WSHM-LP	109	CBS	67	4-1-2007 (3)	7.7%
Springfield, MA
Holyoke, MA

(1)	Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2007-2008 DMA ranking.
(2)

Average audience share represents the estimated percentage of households using television tuned to the station in the DMA. The percentages shown reflect the average total day shares (9:00 a.m. to midnight) for the November 2007, February 2008, and May 2008 measurement periods.

(3)

Renewal application pending. Under FCC rules, a license is automatically extended pending FCC processing and granting of the renewal application. We have no reason to believe that these licenses will not be renewed by the FCC.

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

Typically 30 to 40 percent of a market's television advertising revenue is generated by local newscasts. Station personnel are continually working to grow their news ratings, which in turn will augment revenues. We continue to use the power of our local brands by increasing the number of newscasts we produce. In the past year we have expanded late night newscasts in Portland and Las Vegas, added afternoon newscasts in Portland, and increased the volume of the news reporting that we do on our local websites.

The national network affiliations of Meredith's 12 television stations influence advertising rates. Generally, a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs. Network-affiliated stations generally pay networks for certain programming such as professional football. The Company's FOX affiliates pay the FOX network for additional advertising spots in prime-time programming.

The Company's affiliation agreements for its six CBS affiliates have expiration dates that range from November 2010 to April 2016. Affiliation agreements for our two MyNetworkTV affiliates expire at the end of the 2011-2012 broadcast season; the FOX affiliation agreements expire at the end of the 2011-2012 broadcast season; and the agreement for our NBC affiliate expires in December 2013. While Meredith's relations with the networks historically have been excellent, the Company can make no assurances they will remain so over time.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Several of our stations are broadcasting a second programming stream on their digital channel. Our Las Vegas, Phoenix, and Hartford stations currently broadcast a weather channel, our Nashville station broadcasts Telemundo network programming, and Flint-Saginaw has a MyNetworkTV affiliate.

The costs of locally produced programming and purchased syndicated programming are significant. Syndicated programming costs are based largely on demand from stations in the market and can fluctuate significantly. The Company continues to increase its locally produced news and entertainment programming to control content and costs and to attract advertisers.

Meredith has been successful in creating nontraditional revenue streams in the broadcasting segment. Our unique Cornerstone programs differentiate Meredith from other local television broadcasters. These programs leverage our publishing brands by packaging content from our magazines with print and on-air advertising from local advertisers. Following the expansion and enhancement of all of our Broadcasting station websites in fiscal 2007, we launched seven mobile websites in fiscal 2008. Internet revenues increased 45 percent in fiscal 2008. Total annual page views doubled, and unique visitors were up more than 300 percent. Videos played increased more than 30 percent.

We continue to see increasing revenues from retransmission fees. Most retransmission fees are from satellite providers, but we are starting to collect more revenues from cable systems in our markets and will expect to receive fees from phone companies as they enter the local cable market as well. Most of our retransmission consent agreements with major cable operators expire during fiscal 2009. Thus a full year of revenues from renegotiated agreements will be reflected in our fiscal 2010 financial statements.

Meredith Video Solutions, formed in fiscal 2006, has continued to increase production of broadcast-quality video for use by Meredith's television stations and our broadcasting and publishing websites, and is producing custom video for clients as well. In fiscal 2007, Meredith Video Solutions launched Better.tv, our first broadband video network, and then launched Parents.tv in fiscal 2008. Both video networks offer multiple-themed 'channels' that a visitor can click on to find dozens of short videos on related subjects. Both are now available on Sprint cell phones and have been syndicated to digital networks.

In September 2007, Meredith Video Solutions began producing our BETTER television show. BETTER is an hour-long daily lifestyle television program that runs across our station group. It is also currently syndicated to three non-Meredith stations, and 21 additional non-Meredith markets are scheduled to begin airing the show later in calendar 2008. Content from the BETTER show is also repurposed online at www.better.tv and www.parents.tv.

In December 2007, Meredith parenthood video content launched across Comcast Corp.'s cable systems on a new video on demand channel branded Parents TV that reaches more than 12 million households. More than 600,000 videos were downloaded in fiscal 2008. Meredith and Comcast share the advertising revenues.

In fiscal 2008, we introduced a new program called Job Connections in our Kansas City market. It takes advantage of the power and reach of our local television stations and their Web sites to meet the employment recruiting needs of local businesses. The Kansas City pilot was successful, and we are rolling it out across our group in fiscal 2009, beginning with Atlanta and Las Vegas.

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

Regulation
Television and radio broadcasting operations and ownership are subject to limitations under the Communications Act of 1934, as amended (Communications Act), and the Federal Communications Commission's (FCC) rules and policies (FCC Regulations). Among other things, the FCC allots channels for television and FM radio broadcasting; determines the particular frequencies, locations, and operating power of television and radio stations; issues, renews, and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates certain equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content, employment practices, and business of stations; and enforces these requirements through its power to impose penalties, including license revocations, for violations of the Communications Act and FCC Regulations.

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

In early 2003, Congress enacted a national television ownership cap that allows one entity to own an unlimited number of television stations, provided these stations together do not reach more than 39 percent of U.S. television households. As of June 30, 2008, the Company's television household coverage was less than eight percent (per the FCC calculation method).

In June 2003, the FCC adopted several significant changes to its media ownership restrictions. These changes eased restrictions on the combination of television stations, radio stations, and newspapers that a single entity could own in a local market. In September 2003, a federal appeals court stayed the effective date of these new media ownership regulations and, in June 2004, remanded certain aspects of the June 2003 action to the FCC for further proceedings and continued the stay. In June 2005, the U.S. Supreme Court declined to review the appellate court's decision. In July 2006, the FCC commenced a proceeding to address the issues raised by the appellate court and to embark upon other possible revisions to the ownership rules. In December 2007, the FCC adopted a decision that revised its newspaper/broadcast cross-ownership rule to permit a degree of same-market newspaper/ broadcast ownership based on certain presumptions, criteria, and limitations. The FCC at that time made no changes to the currently effective local radio ownership rules (as modified by the 2003 decision) or the radio/television cross-ownership rule (as modified in 1999). Also in December 2007, the FCC adopted rules to promote diversification of broadcast ownership, including revisions to its ownership attribution rules. The FCC's media ownership rules, including the modifications adopted in December 2007, are subject to further court appeals, various petitions for reconsideration before the FCC and possible actions by Congress. We cannot predict the impact of any of these developments on our business. In particular, we cannot predict the ultimate outcome of the FCC's media ownership proceedings or their effects on our ability to acquire broadcast stations in the future or to continue to freely transfer stations that we currently own. Moreover, we cannot predict the impact of future reviews or any other agency or legislative initiatives upon the FCC's broadcast rules.

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

On February 1, 2006, Congress passed the Digital Television Transition and Public Safety Act (DTV Act), and set February 17, 2009, as the end of free, over-the-air, analog broadcast service from full power television stations. Most full power television stations will continue broadcasting both analog and digital programming until February 17, 2009. After that date, owners of analog televisions receiving broadcast programming from the over-the-air signals of full power television stations will need to connect converter boxes to their television sets, replace their analog televisions with new digital televisions, or subscribe to pay television service from a cable or satellite provider. The federal government is subsidizing the cost of digital-to-analog converter boxes.

All of the Company's television stations with the exception of WSHM, which is a low-power station and therefore not subject to these requirements, are currently transmitting DTV signals on their assigned digital channels.

In 2006, Sprint Nextel Corporation (Nextel) was granted the right from the FCC to claim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to claim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The transition is being completed on a market-by-market basis. During the fourth quarter of fiscal 2008, we recorded a $1.8 million pre-tax gain that represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged. As the equipment is exchanged in other markets, we expect to record additional gains in fiscal 2009.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one-year terms each November. The current executive officers of the Company are:

Stephen M. Lacy--President and Chief Executive Officer (2006-present) and a director of the Company since 2004. Formerly President and Chief Operating Officer (2004-2006) and President-Publishing Group (2000-2004). Mr. Lacy has also assumed the duties of the Chief Financial Officer (CFO) while the Company undergoes the search for a new CFO. Age 54.

John H. (Jack) Griffin, Jr.--President-Publishing Group (2004-present). Formerly President-Magazine Group (2003-2004). Age 48.

Paul A. Karpowicz--President-Broadcasting Group (2005-present). Prior to joining Meredith, Mr. Karpowicz spent 16 years with LIN Television Corporation (LIN) and in 1994 was named Vice President-Television for LIN's 23 properties in 14 markets. Mr. Karpowicz served on LIN's Board of Directors from 1999 to 2005. Age 55.

John S. Zieser--Chief Development Officer/General Counsel and Secretary (2006-present). Formerly Vice President-Corporate Development/General Counsel and Secretary (2004-2006) and Vice President-Corporate and Employee Services/General Counsel and Secretary (2002-2004). Age 49.

EMPLOYEES

As of June 30, 2008, the Company had approximately 3,450 full-time and 120 part-time employees. Only a small percentage of our workforce is unionized. We consider relations with our employees to be good.

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

AVAILABLE INFORMATION

The Company's corporate website is www.meredith.com. The content of our website is not incorporated by reference into this Form 10-K. Meredith makes available free of charge through its website its Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after such documents are electronically filed or furnished to the SEC. Meredith also makes available on its website its corporate governance information including charters of all of its Board Committees, its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, its Code of Ethics for CEO and Senior Financial Officers, and its Bylaws. Copies of such documents are also available free of charge upon written request.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections titled Item 1-Business, Item 1A-Risk Factors, and Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our SEC filings and elsewhere. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such factors include, but are not limited to, those items described in Item 1A-Risk Factors below, those identified elsewhere in this document, and other risks and factors identified from time to time in our SEC filings. We have tried, where possible, to identify such statements by using words such as believe, expect, intend, estimate, anticipate, will, likely, project, plan, and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates, and assumptions regarding future events and are applicable only as of the dates of such statements. Readers are cautioned not to place undue reliance on such forward-looking statements that are part of this filing; actual results may differ materially from those currently anticipated. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Circulation revenues represent a significant portion of our revenues.  Magazine circulation is another significant source of revenue, representing 20 percent of total revenues and 25 percent of publishing segment revenues. Preserving circulation is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase.

Client relationships are important to our integrated marketing businesses.  Our ability to maintain existing client relationships and generate new clients depends significantly on the quality of our services, our reputation, and the continuity of Company and client personnel. Dissatisfaction with our services, damage to our reputation, or changes in key personnel could result in a loss of business.

Paper and postage prices may be difficult to predict or control.  Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2008, these expenses accounted for 26 percent of the publishing segment's operating costs. Paper is a commodity and its price has been subject to significant volatility. Historically, we have been able to realize favorable paper pricing through volume discounts and multi-year contracts; however, all of our paper supply contracts currently provide for price adjustments based on prevailing market prices. The USPS distributes substantially all of our magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will contain rate increases, we cannot predict with certainty the magnitude of future price changes in paper and postage. Further, we may not be able to pass such increases on to our customers.

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

Loss of affiliation agreements could adversely affect operating results for our broadcasting segment.  Our broadcast television station business owns and operates 12 television stations. Six are affiliated with CBS, three with FOX, two with MyNetworkTV, and one with NBC. These television networks produce and distribute programming in exchange for each of our stations' commitment to air the programming at specified times and for commercial announcement time during the programming. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our audiences, resulting in reduced revenues.

Transition to digital television may result in loss of audience share.  The Communications Act and the FCC's rules require television stations to transition from analog television service to digital television service by February 17, 2009. After that time, our analog signals will no longer be available. As a result, the digital transition may cause some households to lose service from our stations. And, to the extent such households elect to subscribe to satellite or cable service, the additional channels available through those services may reduce our viewership from such households. We believe that digital television is important to our long-term viability and offers many advantages such as high definition video, multi-channel digital audio, and multicast capability. However, we cannot predict the precise effect digital television might have on our stations' viewership and our operations.

We have two classes of stock with different voting rights.  We have two classes of stock: common stock and Class B stock. Holders of common stock are entitled to one vote per share and account for approximately 30 percent of the voting power. Holders of Class B shares are entitled to ten votes per share and account for the remaining 70 percent of the voting power. There are restrictions on who can own Class B shares. The majority of Class B shares are held by members of Meredith's founding family. Control by a limited number of individuals may make the Company a less attractive takeover target, which could adversely affect the market price of our common stock. This voting control also prevents other shareholders from exercising significant influence over certain of the Company's business decisions.

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

Acquisitions pose inherent financial and other risks and challenges.  On occasion, Meredith will acquire another business as part of our strategic plan. These transactions involve challenges and risks in negotiation, valuation, execution, and integration. Moreover, competition for certain types of acquisitions is significant, particularly in the field of interactive media. Even if successfully negotiated, closed, and integrated, certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets.

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

The publishing segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue and 375 Lexington Avenue in New York, NY. The New York facilities are used primarily as advertising sales offices for all Meredith magazines and as headquarters for Ladies' Home Journal, Family Circle, Parents, Fitness, More, Siempre Mujer, and the American Baby Group properties. We have also entered into leases for integrated marketing operations and publishing sales offices located in the states of California, Illinois, Michigan, Texas, Virginia, and Washington. The Company believes the capacity of these locations is sufficient to meet our current and expected future requirements.

The broadcasting segment operates from facilities in the following locations: Atlanta, GA; Phoenix, AZ; Beaverton, OR; Rocky Hill, CT; Nashville, TN; Fairway, KS; Greenville, SC; Henderson, NV; Springfield, MA; and Saginaw, MI. All of these properties are adequate for their intended use. The property in Springfield is leased, while the other properties are owned by the Company. Each of the broadcast stations also maintains one or more owned or leased transmitter sites.

ITEM 3.  LEGAL PROCEEDINGS

There are various legal proceedings pending against the Company arising from the ordinary course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of shareholders since the Company's last annual meeting held on November 7, 2007.

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

	High	Low	Dividends
Fiscal 2008
First Quarter	$62.50	$48.15	$0.185
Second Quarter	62.39	53.71	0.185
Third Quarter	55.08	37.10	0.215
Fourth Quarter	39.83	28.01	0.215

	High	Low	Dividends
Fiscal 2007
First Quarter	$50.59	$45.04	$0.160
Second Quarter	57.29	49.18	0.160
Third Quarter	60.39	55.68	0.185
Fourth Quarter	63.41	57.25	0.185

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased its dividend in each of the last 15 years. It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2008, there were approximately 1,320 holders of record of the Company's common stock and 760 holders of record of Class B stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended June 30, 2008.
Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under the programs
April 1 to April 30, 2008	139,412	$ 33.10	139,412	1,072,760
May 1 to May 31, 2008	257,200	33.79	257,200	2,815,560
June 1 to June 30, 2008	437,799	30.25	437,799	2,377,761
Total	834,411	31.82	834,411	2,377,761

1.	Total number of shares purchased includes the purchase of 19,680 shares of Class B stock in June 2008.

In August 2006, Meredith announced the Board of Directors had authorized the repurchase of up to 3.0 million shares of the Company's common stock through public and private transactions.

In May 2008, Meredith announced the Board of Directors had authorized the repurchases of up to 2.0 million additional shares of the Company's stock through public and private transactions.

For more information on the Company's share repurchase program, see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share Repurchase Program" on page 34.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the years 2004 through 2008 is contained under the heading "Eleven-Year Financial History with Selected Financial Data" beginning on page 82 and is derived from consolidated financial statements for those years audited by KPMG LLP, an independent registered public accounting firm. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

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

EXECUTIVE OVERVIEW

Meredith is one of the nation's leading media and marketing companies, one of the leading magazine publishers serving women, and a broadcaster with television stations in top markets such as Atlanta, Phoenix, and Portland. Each month we reach more than 85 million American consumers through our magazines, websites, books, custom publications, and television stations. Our businesses serve well-defined readers and viewers, deliver the messages of advertisers, and extend our brand franchises and expertise to related markets. Our products and services distinguish themselves on the basis of quality, customer service, and value that can be trusted.

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2008, publishing accounted for 80 percent of the Company's $1.6 billion in revenues while broadcasting revenues contributed 20 percent.

Meredith is committed to building value for its shareholders. We have three primary growth strategies. The first is to maximize the performance of our core Publishing and Broadcasting businesses, which provide the bulk of our revenues and profits. This includes increasing the performance of our existing portfolio of magazines and television stations, as well as making selective acquisitions that will help us better serve existing audiences, as well as new ones. Reaching women in the early stages of home ownership and parenting is especially critical on the magazine front. On the television side, we are focused on improving ratings and share for our newscasts, aggressively selling the improved ratings, creating additional revenue sources, and managing costs.

Our second strategy is to further expand our online and video footprint to meet emerging consumer desires. This entails a significant commitment to expanding our online businesses. We continue to build our presence online, driving revenue growth across our interactive properties. In fiscal 2008, we launched a super-portal - Parents.com - to serve as the launch pad for all of our online activities in the pregnancy and parenthood sectors. We also made additional investments in our flagship Better Homes and Gardens site, BHG.com. Also in fiscal 2008, we introduced two broadband channels - Better.TV and Parents.TV. Both are programmed by our Broadcasting business and sold by our Publishing segment. The content is created by Meredith Video Solutions, a division of our Broadcasting Group focused on video content creation and syndication. We also greatly enhanced all of our television station web sites.

Our third strategy is to grow non-advertising revenue streams. In fiscal 2008, we significantly expanded our footprint in two areas of our Publishing Group. The first was Meredith Integrated Marketing, which saw revenues increase nearly 50 percent and profit grow more than 70 percent. Over the last couple of years, we have grown this business from purely a custom publisher into a full-scale custom marketing agency with expansive digital skills. In fiscal 2008, we added two new companies to Meredith Integrated Marketing's portfolio. The first was Directive Corporation, a leading database marketing specialist. The second was Big Communications, a leading digital healthcare online marketing firm. Our second growth area is brand licensing. In fiscal 2008, we entered into large-scale licensing agreements with Wal-Mart stores for a line of Better Homes and Gardens branded house and garden products, and with Realogy Corp. on a Better Homes and Gardens branded residential real estate franchise. Finally, a third piece of our non-advertising growth strategy is growing retransmission fees paid to our television stations by cable, satellite, and phone companies that retransmit their broadcast signals. We increased these fees more than 50 percent in fiscal 2008.

PUBLISHING

Advertising revenues made up 50 percent of fiscal 2008 publishing revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 25 percent of fiscal 2008 publishing revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. In the short term, subscription revenues, which accounted for 72 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. A key factor in Meredith's subscription success is our industry-leading database. It contains approximately 85 million entries that include information on about three-quarters of American homeowners, providing an average of 700 data points for each name. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 25 percent of publishing revenues came from a variety of activities that included the sale of integrated marketing services and books as well as brand licensing, product sales, and other related activities. Meredith Integrated Marketing offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers, both in printed and digital forms. These revenues generally are affected by changes in the level of economic activity in the U.S. including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented 39 percent of the segment's operating expenses in fiscal 2008. The price of paper can vary significantly year to year on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. While average paper prices were only 3 percent higher for fiscal 2008 as compared to fiscal 2007, we anticipate prices will continue to rise and average paper prices will be approximately 25 percent higher in fiscal 2009. The production of our publications is outsourced to printers. We typically have multi-year contracts for the production of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS increased rates most recently in May 2008. This came after a two-part increase in mid calendar 2007 and an increase in early calendar 2006. Meredith works with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases.

Employee compensation, which includes benefits expense, represented 22 percent of publishing's operating expenses in fiscal 2008. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. The remaining 39 percent of fiscal 2008 publishing expenses included costs for magazine newsstand and book distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

BROADCASTING

Broadcasting derives almost all of its revenues-97 percent in fiscal 2008-from the sale of advertising both over the air and across our stations' websites. The remainder comes from television retransmission fees, television production services, and other services.

The stations sell advertising to both local/regional and national accounts. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. In fiscal 2006, the Company launched Meredith Video Solutions, which produces video content for Meredith stations, non-Meredith stations, and online distribution. Meredith has also developed its Cornerstone program to leverage our publishing brands. The program packages material from our national magazines with local advertising to create customized mini-magazines delivered to targeted customers in the markets our television stations serve. We have generated additional revenues from Internet activities and programs focused on local interests such as community events and college and professional sports.

Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. and in the local markets in which we operate stations, and with the cyclical changes in political advertising discussed previously. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, unemployment rates, auto sales, and interest rates. Programming content, audience share, audience demographics, and the advertising rates charged relative to other available advertising opportunities also affect advertising revenues. On occasion, unusual events necessitate uninterrupted television coverage and will adversely affect spot advertising revenues.

Broadcasting's major expense categories are employee compensation and programming costs. Employee compensation represented 50 percent of broadcasting's operating expenses in fiscal 2008, and is affected by the same factors noted for publishing. Programming rights amortization expense represented 11 percent of this segment's fiscal 2008 expenses. Programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 39 percent of broadcasting's fiscal 2008 operating expenses.

FISCAL 2008 FINANCIAL OVERVIEW

  Publishing revenues were flat in fiscal 2008; operating profits declined 12 percent. Results reflect the following charges recorded by the publishing segment in the fourth quarter: a $19.4 million pre-tax charge related to the further repositioning of its book operation, a $2.5 million pre-tax severance charge for other publishing reductions in workforce, and a $3.0 million pre-tax bad debt expense of associated with a customer's bankruptcy filing.

  Broadcasting revenues declined 8 percent, primarily reflecting the absence of a net $27.7 million in net political advertising revenues at our television stations. Broadcasting operating profit decreased 27 percent.

  We acquired Directive Corporation, a specialized customer intelligence firm known for its expertise and leadership in database strategy, analytics, and customer asset management, and Big Communications, a leading healthcare marketing communications firm.

  Diluted earnings per share declined 15 percent to $2.83 from $3.31 in fiscal 2007.

  We generated $256.0 million in operating cash flows in fiscal 2008. We invested $73.6 million in strategic acquisitions and we spent $29.6 million on capital improvements. We used $150.4 million to repurchase 3.2 million shares of our common stock. The quarterly dividend was increased 16 percent from 18.5 cents per share to 21.5 cents per share effective with the March 2008 payment.

RESULTS OF OPERATIONS

Years ended June 30,	2008	Change	2007	Change	2006
(In millions except per share data)
Total revenues	$1,586.5	(2)%	$1,616.0	3%	$1,561.5
Costs and expenses	1,295.8	1%	1,282.8	3%	1,249.2
Depreciation and amortization	49.2	9%	45.0	-	45.1
Total operating expenses	1,345.0	1%	1,327.8	3%	1,294.3
Income from operations	$241.5	(16)%	$288.2	8%	$267.2
Earnings from continuing operations	$134.1	(21)%	$168.8	16%	$145.2
Net earnings	134.7	(17)%	162.3	12%	144.8
Diluted earnings per share from
continuing operations	2.82	(18)%	3.44	20%	2.87
Diluted earnings per share	2.83	(15)%	3.31	16%	2.86

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

Acquisitions

In June 2008, Meredith acquired Big Communications. In October 2007, we acquired Directive Corporation. In January 2007, the Company acquired Genex and New Media Strategies. The operations of the acquired properties have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the consolidated financial statements for further information.

Accounting Changes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted FIN 48 on July 1, 2007. See Notes 1 and 6 to the consolidated financial statements for additional information related to income tax expense.

Discontinued Operations

In March 2007, management committed to a restructuring plan that included the discontinuation of the print operations of Child magazine following the publication of the June/July 2007 issue. In April 2008, the Company completed the sale of WFLI, a CW affiliate serving the Chattanooga, Tennessee market and in May 2007, Meredith completed the sale of KFXO, the low-power FOX affiliate serving the Bend, Oregon market. Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in MD&A relates to continuing operations. Therefore, results of Child magazine, KFXO, and WFLI are excluded for all periods covered by this report.

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

Trends and Uncertainties

Advertising demand is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Advertising revenues accounted for 60 percent of total revenues in fiscal 2008. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates and, over time, television programming rights. The Company's cash flows from operating activities, its primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

PUBLISHING

The following discussion reviews operating results for our publishing segment, which includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The publishing segment contributed 80 percent of Meredith's revenues and 71 percent of the combined operating profit from publishing and broadcasting operations in fiscal 2008.

In fiscal 2008, publishing revenues were flat while segment operating profit declined 12 percent. In fiscal 2007, the publishing segment achieved record revenues and operating profit. Publishing operating results for the last three fiscal years were as follows:

Years ended June 30,	2008	Change	2007	Change	2006
(In millions)
Revenues	$1,267.9	-	$1,268.2	2%	$1,246.8
Operating expenses	1,077.7	2%	1,051.8	2%	1,033.9
Operating profit	$190.2	(12)%	$216.4	2%	$212.9

Publishing Revenues

Publishing revenues were flat in fiscal 2008; they increased 2 percent in fiscal 2007. The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2008	Change	2007	Change	2006
(In millions)
Revenues
Advertising	$641.0	-	$639.4	3%	$618.6
Circulation	313.6	(7)%	335.7	(7)%	360.1
Other	313.3	7%	293.1	9%	268.1
Total revenues	$1,267.9	-	$1,268.2	2%	$1,246.8

Advertising Revenue
The following table presents advertising page information according to Publishers Information Bureau for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2008	Change	2007	Change	2006
Better Homes and Gardens	1,898	(5)%	2,000	(2)%	2,031
Family Circle	1,670	(6)%	1,775	18%	1,498
Parents	1,567	12%	1,395	(4)%	1,458
Ladies' Home Journal	1,391	(9)%	1,524	(2)%	1,547
More	1,089	(10)%	1,203	16%	1,039
Country Home	784	(5)%	826	(12)%	940
Traditional Home	762	(15)%	895	(6)%	948
Fitness	737	(8)%	799	(4)%	832
Midwest Living	726	(8)%	792	(5)%	832
American Baby	660	5%	631	(13)%	727

Magazine advertising revenue was flat in fiscal 2008. Though magazine advertising revenues increased 10 percent in the first half of the fiscal year, they declined 9 percent in the second half. For the fiscal year, total advertising pages were down in the low-single digits on a percentage basis, with most titles showing declines. The exceptions to this were our parenthood, Hispanic, and special interest titles. Our parenthood titles (Parents and American Baby) showed gains of approximately 10 percent in both combined ad pages and ad revenues. Our special interest publications also continued to show increases in ad pages but showed declines in ad revenues. For our Hispanic titles (Siempre Mujer and Ser Padres), ad pages and revenues were up strongly in fiscal 2008. Ad pages were down in the mid-single digits on a percentage basis and ad revenues were down in the low-single digits for our women's service titles (Better Homes and Gardens, Family Circle, and Ladies' Home Journal). Ad pages for More and Fitness both declined in the high-single digits on a percentage basis, while ad revenues were flat for the fiscal year. Combined advertising pages and revenues for our home decorating titles (Country Home and Traditional Home) declined approximately 10 percent. Combined advertising pages and revenues for the remaining three titles (Midwest Living, Successful Farming, and Wood) were up in the low-single digits. Among core advertising categories, food and beverage, retail, and financial and government services showed strength while demand was weaker for prescription and non-prescription drugs, home, and direct response.

Online advertising revenues in our interactive media operations contribute a small, but growing, percentage of total publishing advertising revenues. Similar to magazine advertising, online advertising revenues were up significantly (more than 30 percent) in the first half of fiscal 2008, but showed weakness in the second half of fiscal 2008 (down 6 percent). Overall online advertising increased 14 percent for the fiscal year.

Magazine advertising revenues increased 2 percent in fiscal 2007. Though magazine advertising revenues declined 1 percent in the first half of the fiscal year, they increased 5 percent in the second half. Total advertising pages were up in the low-single digits on a percentage basis with considerable variability in advertising performance among titles. Continued strong gains in special interest publications were more than offset by ongoing weakness in our parenthood titles. Combined ad pages and ad revenues for our women's service titles were up in the mid-single digits on a percentage basis. Ad pages for More were up in the mid-teens while ad revenues were up about 25 percent. For our Hispanic titles, ad pages and revenues were up strongly in fiscal 2007. Fitness ad pages and revenues were down in the mid-single digits; however, there were two fewer issues in fiscal 2007 than in fiscal 2006. Combined advertising pages and revenues for our home decorating titles declined in the high-single digits on a percentage basis. Combined advertising pages and revenues for the remaining three titles were down in the mid-to-high single digits. Among core advertising categories, pharmaceutical, food and beverage, household supplies, and non-prescription remedies showed strength while demand was weaker for toiletries and cosmetics, financial services, automotive, and consumer electronics and technology. In fiscal 2007, online advertising revenues increased almost 50 percent due to increased market demand.

Circulation Revenues
Magazine circulation revenues were down 7 percent in fiscal 2008, reflecting declines in both subscription and newsstand revenues. Subscription revenues were down in the mid-single digits on a percentage basis while newsstand revenues were down approximately 10 percent. The continued decrease in subscription revenues was anticipated due to a series of previously announced strategic initiatives taken to improve long-term subscription contribution including the Company selling fewer subscriptions to Ladies' Home Journal due to the reduction in its rate base in January 2007 and the Company's ongoing initiative to move the readers of Family Circle, Parents, and Fitness to our direct-to-publisher circulation model. The decrease in newsstand revenues is primarily due to a change in the mix of and a reduction in the number of special interest publications published in fiscal 2008 as compared to the prior year.

Magazine circulation revenues decreased 7 percent in fiscal 2007, reflecting declines in both subscription and newsstand revenues. Subscription revenues were down in the mid-single digits while newsstand revenues were down in the high-single digits. The strategic initiatives that affected fiscal 2008 also were the primary reason for the decrease in subscription revenues in fiscal 2007. The decrease in newsstand revenues in fiscal 2007 was primarily due to the lowering of the newsstand price of Family Circle in the third quarter of the prior year and to two fewer issues of Fitness as compared to the prior year due to its reduction in frequency from 12 issues annually to 11 annually and because of the changing of its on-sale dates.

Other Revenues
 Integrated marketing revenues increased almost 50 percent in fiscal 2008 due to the addition of revenues from the online marketing companies acquired in the last half of fiscal 2007, as well as continued growth in the traditional integrated marketing operations from expanding certain relationships. Meredith Integrated Marketing won the custom publishing work for Kraft's Food & Family program including publishing a custom magazine for delivery five times a year and development of the content for a weekly email blast. Since winning this important account, Meredith has grown its relationship with Kraft by adding new elements such as video production, database consulting, brand insert development, and circulation consulting. Meredith Integrated Marketing's online marketing companies also renewed business with Nestlé's Good Start line of infant nutrition products, were awarded new customer relationship management business for Gerber, and performed additional database marketing and analytics business for Suzuki.

Revenues from other sources such as magazine related custom projects and licensing also increased in fiscal 2008. New and enhanced licensing agreements consummated in fiscal 2008 include a multi-year licensing agreement with Wal-Mart for the design, marketing, and retailing of a wide range of home products based on the Better Homes and Gardens brand. In addition, our Better Homes and Gardens-branded line of home furniture with Universal Furniture launched in April 2007 and has proven to be successful.

These increases were partially offset by decreases in book revenues in Meredith Retail. Book revenues declined approximately 50 percent as compared to the prior fiscal year due to both lower gross revenues of approximately 30 percent and increased sales returns of approximately 50 percent. Most of this increase in sales returns was recorded in the fourth quarter of fiscal 2008. As previously announced, our book business is now focusing operations on its core content areas of cooking, gardening, remodeling, and decorating on behalf of our owned and clients' brands.

As a result of the changes in integrated marketing, brand licensing, and book operations, other publishing revenues increased 7 percent in fiscal 2008.

Other publishing revenues increased 9 percent in fiscal 2007, primarily reflecting growth due to acquisitions in our integrated marketing operations and increased revenues from other magazine revenue sources such as magazine custom projects. Integrated marketing revenues increased more than 25 percent, primarily due to the revenues from the online marketing companies acquired in the last fifteen months. These increases were partially offset by decreases in revenues at Meredith Books. Book revenues declined 9 percent, primarily due to fewer new book releases.

Publishing Operating Expenses

Publishing operating costs increased 2 percent in fiscal 2008. Employee compensation costs were up as a result of higher staff levels, due primarily to the integrated marketing acquisitions. While share-based compensation expense declined in the fiscal year, incentive-based expense was higher due to the strong advertising growth in the first half of the fiscal year. Expenses in the integrated marketing operations also increased, due to new and expanded customer relationships and current- and prior-year acquisitions. Postage expense increased due to rate increases in May 2008 and in May and July 2007. Also contributing to the increase in publishing operating costs were expenses recorded in the fourth quarter of fiscal 2008, related to the further restructuring of the book operations and other publishing reductions in workforce of $13.2 million. These charges included the write-down of book inventory, book royalties, and editorial prepaid expenses of $9.7 million and severance and benefit costs for book and other publishing personnel of $3.5 million. These increases were partially offset by lower paper and production expenses, subscription acquisition costs, and book manufacturing costs. Declines in paper consumption due to smaller magazine sizes more than offset an increase in weighted average paper prices of approximately 3 percent.

Publishing operating costs increased 2 percent in fiscal 2007. Employee compensation costs were up as a result of higher staff levels, primarily to support increased sales and marketing activity and the growth in the interactive business, additional headcount due to the integrated marketing acquisitions, higher compensation levels due to annual merit increases, and higher performance-based incentive expense. Also affecting the year was an increase in bad debt expense associated with the bankruptcy filing of a book distributor. Partially offsetting the cost increases were lower paper costs. Paper prices declined 4 percent in fiscal 2007. Book restructuring charges of $3.4 million, shown separately in the prior year presentation, have been reclassified into publishing operating expenses in the current year. These restructuring charges contributed to the increase in publishing operating costs and included the write-down of book inventory, book prepaid royalties, and editorial prepaid expenses totaling $2.7 million and book severance and benefit costs of $0.7 million.

Publishing Operating Profit

Publishing operating profit declined 12 percent in fiscal 2008. Strong operating profit growth of more than 70 percent in our integrated marketing operations from traditional business growth and online acquisitions was more than offset by a net loss in our book operations (including restructuring charges), a decline in operating profit from our interactive media operations, and a slight decrease in magazine circulation contribution. The decline in gross book sales, the increase in the book sales return allowance, and the restructuring charges discussed above contributed to the net loss in the book operations.

Fiscal 2007 publishing operating profit increased 2 percent. The primary factors were higher advertising revenues, strong profit growth in Meredith Interactive Media, and increased operating profit earned by our online acquisitions within Meredith Integrated Marketing. These improvements were partially offset by decreased magazine circulation contribution and lower book operating profits.

BROADCASTING

The following discussion reviews operating results for the Company's broadcasting segment, which currently consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. The broadcasting segment contributed 20 percent of Meredith's revenues and 29 percent of the combined operating profit from publishing and broadcasting operations in fiscal 2008.

Revenues declined 8 percent in fiscal 2008, leading to a 27 percent decrease in operating profit. The revenue decrease reflected a $27.7 million decline in net political advertising. Operating costs were flat as compared to the prior fiscal year. Broadcasting operating results for the last three fiscal years were as follows:

Years ended June 30,	2008	Change	2007	Change	2006
(In millions)
Revenues	$318.6	(8)%	$347.8	11%	$314.7
Operating expenses	240.7	-	241.0	7%	225.9
Operating profit	$77.9	(27)%	$106.8	20%	$88.8

Broadcasting Revenues

Broadcasting revenues declined 8 percent in fiscal 2008; they rose 11 percent in fiscal 2007. The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2008	Change	2007	Change	2006
(In millions)
Revenues
Non-political advertising	$304.9	(1)%	$309.3	2%	$303.5
Political advertising	5.4	(84)%	33.2	761%	3.9
Other	8.3	57%	5.3	(28)%	7.3
Total revenues	$318.6	(8)%	$347.8	11%	$314.7

Fiscal 2008 net political advertising revenues declined 84 percent, or $27.7 million. Changes in net political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns (which take place primarily in our odd-numbered fiscal years). Non-political advertising revenues decreased 1 percent, reflecting declines of 1 percent in the local market and of 8 percent in national advertising sales. These decreases were offset by a 40 percent increase in online advertising, which is a small but growing percentage of broadcasting non-political advertising revenues. While non-political advertising revenues increased 4 percent in the first half of the year, a decline in automotive advertising combined with the economic slowdown that impacted categories such as retail and telecommunications led to a 7 percent decline in non-political advertising in the second half of the year. The increase in other revenues of 57 percent was due primarily to increases in retransmission fees.

Fiscal 2007 net political advertising revenues related primarily to the November 2006 mid-term elections totaled $33.2 million, compared with $3.9 million in net political advertising revenues in the prior year. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues increased 2 percent. Local non-political advertising revenues increased 4 percent while national non-political advertising revenues declined 3 percent. Most of our stations have improved their ratings, especially ratings for local newscasts, over the last four years. Our stations' sales staffs have worked aggressively to translate ratings gains into higher revenues, and we believe their efforts were a significant factor in the improvement in local non-political advertising revenues. Online advertising more than doubled due primarily to redesigned station websites and additional dedicated online advertising sales personnel.

Broadcasting Operating Expenses

Broadcasting expenses were flat in fiscal 2008. Employee compensation costs and related benefits increased primarily due to continued investments in local news and video production. Broadcasting operating expenses also include higher bad debt expenses, a 10 percent increase in depreciation expense, and an impairment charge of $0.6 million on the Hartford building that we vacated in fiscal 2007 when we relocated to our newly constructed facility. As a result of the deadline for DTV transition, the Company accelerated the depreciation of certain equipment that is expected to have a shorter useful life as a result of the digital conversion. In the fourth quarter of fiscal 2008, Broadcasting recorded a charge of $1.4 million for severance and benefits costs. These increases and charges were offset by reductions in legal expenses, radio advertising and promotion expenses, share-based and incentive-based compensation, and program rights amortization.

Fiscal 2007, broadcasting costs increased 7 percent due primarily to higher incentive accruals and other employee compensation costs as well as increased repairs and maintenance and legal expenses. In addition, there were increased expenses related to news expansions, online enhancements, and video initiatives. Broadcasting recorded an impairment charge of $1.0 million on the Hartford building in fiscal 2007.

Broadcasting Operating Profit

In fiscal 2008, revenues and operating profit declined by 8 percent and 27 percent respectively, while operating costs remained flat. Broadcasting operating profit increased 20 percent in fiscal 2007 as revenues grew 11 percent and costs rose 7 percent.

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

Years ended June 30,	2008	Change	2007	Change	2006
(In millions)
Revenues	$318.6	(8)%	$347.8	11%	$314.7
Operating profit	$77.9	(27)%	$106.8	20%	$88.8
Depreciation and amortization	26.6	10%	24.2	2%	23.7
EBITDA	$104.5	(20)%	$131.0	16%	$112.5
EBITDA margin	32.8%		37.7%		35.8%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three years were as follows:

Years ended June 30,	2008	Change	2007	Change	2006
(In millions)
Unallocated corporate expenses	$26.5	(24)%	$34.9	1%	$34.6

Unallocated corporate expenses decreased 24 percent in fiscal 2008. Excluding a pension settlement charge recorded in fiscal 2007, unallocated corporate expenses declined 8 percent, reflecting decreases in incentive-based and share-based compensation partially offset by higher employee compensation costs due to annual salary merit adjustments.

Unallocated corporate expenses increased 1 percent in fiscal 2007 as decreases in incentive-based and share-based compensation, consulting fees, and medical benefits expenses were offset by a pension settlement charge recorded in the fourth quarter of fiscal 2007. Excluding the pension settlement charge, unallocated corporate expenses decreased 16 percent.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2008	Change	2007	Change	2006
(In millions)
Production, distribution, and editorial	$688.8	4%	$663.3	1%	$656.2
Selling, general, and administrative	607.0	(2)%	619.4	4%	593.0
Depreciation and amortization	49.2	9%	45.0	-	45.1
Operating expenses	$1,345.0	1%	$1,327.7	3%	$1,294.3

Production, Distribution, and Editorial Costs

Production, distribution, and editorial costs increased 4 percent in fiscal 2008. Higher expense in our integrated marketing operations, postal rate increases, higher average paper prices, and the write-down of book inventory to its net realizable value contributed to the increase. These increases were partially offset by volume-related decreases in paper and production costs, a reduction in book manufacturing costs, and lower broadcast program rights amortization expense.

Fiscal 2007 production, distribution, and editorial costs rose 1 percent. The increase was primarily due to higher editorial and art department expenses in the publishing segment and higher news production expenses in the broadcasting segment. These increases were partially offset by declines in paper costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased 2 percent in fiscal 2008. Declines in subscription acquisition costs, decreased incentive-based and share-based compensation expense, lower broadcasting legal services and advertising and promotion expenses, and the absence of a pension settlement charge were partially offset by higher employee compensation costs, and bad debt expense.

Fiscal 2007 selling, general, and administrative expenses increased 4 percent primarily due to increased employee compensation costs including a pension settlement charge and incentive accruals, charitable contribution expenses, and bad debt expense in the publishing segment.

Depreciation and Amortization
Depreciation and amortization expenses increased 9 percent in fiscal 2008. The increase primarily reflected increased amortization of intangibles related to recent acquisitions, amortization of website development costs related to the relaunch of BHG.com and Parents.com, and depreciation of the new broadcasting station facility serving the Hartford, Connecticut market. In addition, as a result of the deadline for DTV transition, the Company accelerated the depreciation of certain equipment that is expected to have a shorter useful life as a result of the digital conversion. Fiscal 2007 depreciation and amortization expense was unchanged from the prior year.

Operating Expenses
Publishing paper, production, and postage combined expense was the largest component of our operating costs in fiscal 2008, representing 32 percent of the total. In fiscal 2007 these expenses represented 35 percent, and in fiscal 2006 they were 34 percent. Employee compensation including benefits was the second largest component of our operating costs in fiscal 2008. Employee compensation represented 30 percent of total operating expenses in fiscal 2008 compared to 28 percent in fiscal 2007 and 27 percent in fiscal 2006.

Income from Operations

Income from operations declined 16 percent in fiscal 2008. It rose 8 percent in fiscal 2007. In fiscal 2008, the net loss in book operations (including restructuring charges) and lower broadcasting political advertising revenues more than offset revenue growth and higher operating profits in integrated marketing operations and lower corporate unallocated expenses. Fiscal 2007 operations were fueled by revenue growth and strong operating profit in our Broadcasting segment.

Net Interest Expense

Net interest expense was $21.3 million in fiscal 2008, $25.6 million in fiscal 2007, and $29.2 million in fiscal 2006. Average long-term debt outstanding was $445 million in fiscal 2008, $518 million in fiscal 2007, and $575 million in fiscal 2006. The Company's approximate weighted average interest rate was 5.0 percent in fiscal 2008, 5.2 percent in fiscal 2007, and 5.3 percent in fiscal 2006.

Income Taxes

Our effective tax rate was 39.1 percent in fiscal 2008, 35.7 percent in fiscal 2007, and 39.0 percent in fiscal 2006. The higher rate in fiscal 2008 is primarily due to there being an income tax benefit of $9.4 million in fiscal 2007 from the resolution of a tax contingency related to a capital loss. Recognition of the benefit was deferred until tax-related contingencies were resolved. Excluding the $9.4 million, the fiscal 2007 effective tax rate was 39.3 percent. Absent that benefit, the effective tax rate in fiscal 2008 is slightly lower than in the prior year primarily due to the increase in the Internal Revenue Code Section 199 manufacturers' deduction. Excluding the benefit, the fiscal 2007 effective tax rate was higher than the fiscal 2006 rate primarily due to certain accruals for income tax uncertainties.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations

Fiscal 2008 earnings from continuing operations were $134.1 million ($2.82 per diluted share), down 21 percent from $168.8 million ($3.44 per diluted share) in fiscal 2007. The higher tax rate, a net loss in our book operations (including restructuring charges), and lower broadcasting political advertising revenues more than offset revenue growth and higher operating profits in integrated marketing operations and lower unallocated corporate expenses.

Fiscal 2007 earnings from continuing operations were $168.8 million ($3.44 per diluted share), an increase of 16 percent from fiscal 2006 earnings from continuing operations of $145.2 million ($2.87 per diluted share). The improvements primarily reflected revenue growth and higher operating profits in our Broadcasting segment and the tax benefit discussed above.

Discontinued Operations

Income (loss) from discontinued operations represents the combined operating results, net of taxes, of Child magazine and two television stations, KFXO and WFLI. The revenues and expenses for each of these properties have, along with associated taxes, been removed from continuing operations and reclassified into a single line item amount on the Consolidated Statements of Earnings titled income (loss) from discontinued operations, net of taxes, for each period presented as follows:

Years ended June 30,	2008	2007	2006
(In millions except per share data)
Revenues	$1.2	$29.8	$36.1
Costs and expenses	(1.7)	(30.4)	(36.7)
Special items	1.8	(14.9)	-
Gain (loss) on disposal	(0.4)	4.8	-
Earnings (loss) before income taxes	0.9	(10.7)	(0.6)
Income taxes	(0.3)	4.2	0.2
Income (loss) from discontinued operations	$0.6	$(6.5)	$(0.4)
Income (loss) from discontinued operations per share:
Basic	$0.01	$(0.13)	$(0.01)
Diluted	0.01	(0.13)	(0.01)

For fiscal 2008, income from discontinued operations represents the operating loss of WFLI, a loss on the disposal of WFLI, and the reversal of a portion of the restructuring charge recorded in fiscal 2007 related to the discontinuation of the print operations of Child magazine. The reversal of a portion of the Child restructuring charge is a result of changes in the estimated net costs for vacated leased space and employee severance and is reflected in the special items line above.

For fiscal 2007, the loss from discontinued operations represents the combined operating results of Child magazine, KFXO, and WFLI, a gain on the disposal of KFXO, a non-cash impairment charge of $2.8 million on WFLI, and a restructuring charge of $12.1 million for the write-down of various assets of Child magazine. These impairment and restructuring charges are reflected in the special items line above.

Net Earnings and Earnings per Share

Fiscal 2008 net earnings were $134.7 million ($2.83 per diluted share), down 17 percent from $162.3 million ($3.31 per diluted share) in fiscal 2007. Fiscal 2007 showed a loss from discontinued operations while fiscal 2008 shows income from discontinued operations. In addition, lower income from continuing operations was partially offset by the accretive effect of the reduction in Meredith's average diluted shares outstanding. Average basic shares outstanding decreased 2 percent as a result of our ongoing share repurchase program and average diluted shares outstanding decreased 3 percent as a result of our share repurchase program and lower dilutive effects from potential common stock equivalents.

Fiscal 2007 net earnings were $162.3 million ($3.31 per diluted share), an increase of 12 percent from fiscal 2006 earnings of $144.8 million ($2.86 per diluted share). The improvement primarily reflected growth in continuing operations partially offset by a loss from discontinued operations. Average basic and diluted shares outstanding decreased 3 percent primarily due to the Company's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2008	2007	2006
(In millions)
Net earnings	$134.7	$162.3	$144.8
Cash flows from operating activities	$256.0	$210.5	$194.0
Cash flows from investing activities	(95.4)	(65.2)	(394.6)
Cash flows from financing activities	(162.2)	(136.8)	201.5
Net cash flows	$(1.6)	$8.5	$0.9
Cash and cash equivalents	$37.6	$39.2	$30.7
Long-term debt (including current portion)	485.0	475.0	565.0
Shareholders' equity	787.9	833.2	698.1
Debt to total capitalization	38%	36%	45%

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

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2008, we had up to $140 million available under current credit agreements. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $1.6 million in fiscal 2008; they increased $8.5 million in fiscal 2007 and $0.9 million in fiscal 2006. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, Company stock repurchases, capital investments, and dividends.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Advertising accounted for approximately 60 percent of total revenues in each of the past three years. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as integrated marketing, book, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee benefits (including pension plans), and other services and supplies.

Cash provided by operating activities totaled $256.0 million in fiscal 2008 compared with $210.5 million in fiscal 2007, an increase of 22 percent. The increase in cash provided by operating activities was due primarily to lower employee pension costs and a decrease in accounts receivable in the current year compared to an increase in the prior year. These increases in cash from operating activities were partially offset by lower net earnings and increased cash spending for employee compensation costs.

Cash provided by operating activities increased 9 percent in fiscal 2007. The increase in cash provided by operating activities was due primarily to increased cash received from broadcasting political advertising sales partially offset by increased pension and deferred compensation payments and higher income tax payments.

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. Meredith has generally contributed the maximum allowable tax-deductible amount to these plans. We made no contributions in fiscal 2008. We contributed $18.6 million in fiscal 2007 and $18.5 million in fiscal 2006. We do not anticipate a required contribution in fiscal 2009.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $95.4 million in fiscal 2008 from $65.2 million in fiscal 2007. Increased spending on the acquisition of businesses partially offset less cash spent on the acquisition of property, plant, and equipment.

Net cash used by investing activities totaled $65.2 million in fiscal 2007, down significantly from $394.6 million in the prior year. The decrease from fiscal 2006 primarily reflected the use of approximately $360 million of cash for the acquisition of Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child, and Ser Padres (collectively referred to as the G+J Consumer Titles) in fiscal 2006. In fiscal 2007, we increased spending for the purchase of property, plant, and equipment related to the new facility for our television station serving Hartford.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled approximately $162.2 million in fiscal 2008 compared with $136.8 million in fiscal 2007. In fiscal 2008, $150.4 million was used to purchase Company stock whereas in fiscal 2007, $58.7 million was used to purchase Company stock. In fiscal 2008, long-term debt increased by a net $10 million; in fiscal 2007, long-term debt was reduced by a net $90 million.

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

Long-term Debt

At June 30, 2008, long-term debt outstanding totaled $485 million ($350 million in fixed-rate unsecured senior notes, $100 million outstanding under a revolving credit facility, and $35 million under an asset-backed commercial paper facility). Of the senior notes, $75 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements.

The fixed-rate senior notes are repayable in amounts of $50 million, $75 million, and $100 million and are due from July 1, 2008, to June 16, 2012. Interest rates range from 4.50 percent to 5.04 percent with a weighted average interest rate of 4.67 percent.

In connection with the asset-backed commercial paper facility, we entered into a revolving agreement in April 2002. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2008, $191.6 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate (5.0 percent at June 30, 2008) from Meredith Funding Corporation.

The revolving agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender plus a fixed spread. The interest rate was 2.94 percent in June 2008.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 4.99 percent at June 30, 2008, after taking into account the effect of outstanding interest rate swap agreements discussed below. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At June 30, 2008, $100 million was borrowed under this facility. The revolving credit facility expires October 7, 2010.

We believe our debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2008, is as follows:

	Required at June 30, 2008	Actual at June 30, 2008
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.5
Ratio of EBITDA[1] to interest expense	Greater than 2.75	14.5
1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2008.

Interest Rate Swap Contracts

In fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. The swaps expire on December 31, 2009. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 2.80 percent at June 30, 2008) on $100 million notional amount of indebtedness. These contracts did not have a significant effect on net interest expense in fiscal 2008 or fiscal 2007.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2008:
		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$ 485.0	$ 75.0	$ 360.0	$ 50.0	$ -
Debt interest [1]	30.9	10.6	17.8	2.5	-
Broadcast rights [2]	60.9	22.9	30.3	6.7	1.0
Contingent consideration[3]	86.3	-	65.6	20.7	-
Operating leases	89.9	21.1	38.5	11.3	19.0
Purchase obligations and other [4]	111.5	25.0	39.9	23.6	23.0
Total contractual cash obligations	$ 864.5	$ 154.6	$ 552.1	$ 114.8	$ 43.0

1.	Debt interest represents semi-annual interest payments due on fixed-rate notes outstanding at June 30, 2008.
2.	Broadcast rights include $32.6 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2008.
3.

These amounts include contingent acquisition payments. While it is not certain if and /or when these payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

4.	Purchase obligations and other includes expected postretirement benefit payments.

As a result of the adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. As of June 30, 2008, we had a liability for unrecognized tax benefits including accrual for the payment of related interest totaling $61.8 million, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. We believe current cash balances, cash generated by future operating activities, and cash available under current credit agreements will be sufficient to meet our contractual cash obligations and other operating cash requirements for the foreseeable future. Projections of future cash flows are, however, subject to substantial uncertainty as discussed throughout MD&A and particularly in Item 1A-Risk Factors beginning on page 11. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so. We also have commitments in the form of standby letters of credit totaling $1.0 million that expire within one year.

Share Repurchase Program

We have maintained a program of Company share repurchases for 20 years. In fiscal 2008, we spent $150.4 million to repurchase an aggregate of 3,225,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $58.7 million to repurchase an aggregate of 1,116,000 shares in fiscal 2007 and $145.2 million to repurchase an aggregate of 2,898,000 shares in fiscal 2006. We expect to continue repurchasing shares from time to time in the foreseeable future, subject to market conditions. In August 2006 the Board of Directors approved a 3.0 million share repurchase authorization. In May 2008, the Board of Directors approved a share repurchase authorization for an additional 2.0 million shares. As of June 30, 2008, approximately 2.4 million shares were remaining under these authorizations for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2008.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend for 15 consecutive years. The last increase occurred in January 2008 when the Board of Directors approved the quarterly dividend of 21.5 cents per share effective with the dividend payable on March 14, 2008. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $5.5 million annually. Dividend payments totaled $37.3 million, or 80 cents per share, in fiscal 2008 compared with $33.2 million, or 69 cents per share, in fiscal 2007, and $29.6 million, or 60 cents per share, in fiscal 2006.

Capital Expenditures

Spending for property, plant, and equipment totaled $29.6 million in fiscal 2008, $42.6 million in fiscal 2007, and $29.2 million in fiscal 2006. The spending in each year included expenditures for broadcasting technical and news equipment, information technology systems and equipment, and improvements to buildings and office facilities. We spent approximately $20 million in fiscal 2007 for a new facility for our television station in Hartford. The Company has no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are tested for impairment in accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. All other intangible assets are tested for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill and intangible assets totaled $1,313.5 million, or approximately 64 percent of Meredith's total assets, as of June 30, 2008. See Note 4 to the consolidated financial statements for additional information. The impairment analysis of these assets is considered critical because of their significance to the Company and our publishing and broadcasting segments.

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

BROADCAST RIGHTS

Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $18.6 million were included in the Consolidated Balance Sheet at June 30, 2008. In addition, we had entered into contracts valued at $32.6 million not included in the Consolidated Balance Sheet at June 30, 2008, because the related programming was not yet available for airing. Amortization of broadcast rights accounted for 11 percent of broadcasting segment expenses in fiscal 2008. Valuation of broadcast rights is considered critical to the broadcasting segment because of the significance of the amortization expense to the segment.

Broadcast rights are valued at the lower of unamortized cost or net realizable value. The determination of net realizable value requires us to estimate future net revenues expected to be earned during the airing of the programming. Future revenues can be affected by changes in the level of advertising demand, competition from other television stations or other media, changes in television programming ratings, changes in the planned usage of programming materials, and other factors. Changes in such key assumptions could result in an impairment charge.

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

The Company adopted the recognition and disclosure provisions of SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158) on June 30, 2007. SFAS 158 has no impact on pension or other postretirement plan expense recognized in the Company's results of operations, but the new standard required the Company to recognize the funded status of pension and other postretirement benefit plans on its Consolidated Balance Sheet at June 30, 2007. The overall impact of the adoption of SFAS 158, taking into account the Company's pension and other postretirement plans, was a $1.8 million increase in the Company's shareholders' equity (accumulated other comprehensive income) at June 30, 2007. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor's year-end. We currently use a March 31 measurement date for our plans; therefore, this standard will require us to change our measurement date to June 30 beginning in fiscal 2009. As a result, a charge to retained earnings of approximately $1.8 million pre -tax will be recorded that represents the expense for the period from the March 31, 2008, early measurement date to the end of the 2008 fiscal year.

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

Meredith expects to use a long-term rate of return on assets of 8.25 percent in developing fiscal 2009 pension costs, the same as used in fiscal 2008. The fiscal 2009 rate was based on various factors that include but are not limited to the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets returned a loss of 3 percent in fiscal 2008. They earned 11 percent in fiscal 2007. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2008, our pension expense would have increased by $0.6 million.

Meredith expects to use a discount rate of 5.8 percent in developing the fiscal 2009 pension costs, up from a rate of 5.7 percent used in fiscal 2008. If we had decreased the discount rate by 0.5 percent in fiscal 2008, there would have been no effect on our combined pension and postretirement expenses.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have increased postretirement benefit costs by $0.5 million in fiscal 2008.

REVENUE RECOGNITION

Revenues from both the newsstand sale of magazines and the sale of books are recorded net of our best estimate of expected product returns. Net revenues from these sources totaled 10 percent of fiscal 2008 publishing segment revenues. Allowances for returns are subject to considerable variability. Return allowances may exceed 35 percent for books and 65 percent for magazines sold on the newsstand. Estimation of these allowances for future returns is considered critical to the publishing segment and the Company as a whole because of the potential impact on revenues.

Estimates of returns from magazine newsstand and book sales are based on historical experience and current marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

SHARE-BASED COMPENSATION EXPENSE

Meredith has several stock incentive plans that permit us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under these plans are stock options, restricted shares of common stock, and restricted stock units. Restricted shares and units are valued at the market value of traded shares on the date of grant. Share-based compensation expense totaled $7.9 million in fiscal 2008 and is accounted for under SFAS 123R. As of June 30, 2008, unearned compensation cost was $5.5 million for stock options, $3.6 million for restricted stock, and $0.1 million for restricted stock units granted under the stock incentive plans. These costs will be recognized over weighted average periods of 1.5 years, 2.7 years, and 2.6 years, respectively.

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

INCOME TAXES

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes. Income taxes are recorded under this standard for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 39.1 percent of earnings before income taxes in fiscal 2008. Net deferred tax liabilities totaled $140.8 million, or 11 percent of total liabilities, at June 30, 2008.

We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

On July 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions. FIN 48 required us to recognize in our consolidated financial statements the benefit of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. This involves the identification of potential uncertain tax positions, the evaluation of tax law, and an assessment of whether a liability for uncertain tax positions is necessary. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Different conclusions reached in this assessment can have a material impact on the consolidated financial statements. See Note 6 to the consolidated financial statements for additional information related to the adoption of FIN 48.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

FASB Interpretation No. 48--Effective July 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. The interpretation requires that we recognize in our consolidated financial statements the benefit of a tax position if, based on technical merits, the position is more likely than not of being sustained upon audit. Tax benefits are derecognized if information becomes available indicating it is more likely than not that the position will not be sustained. The provisions of FIN 48 also provide guidance on classification of income tax liabilities, accounting for interest and penalties associated with unrecognized tax benefits, accounting for uncertain tax positions in interim periods, and income tax disclosures. The adoption of FIN 48 on July 1, 2007, required the Company to make certain reclassifications in its consolidated balance sheet. In the aggregate, these reclassifications increased the Company's liability for unrecognized tax benefits by $36.0 million and decreased its net deferred tax liabilities by $36.0 million. The adoption of FIN 48 had no impact on the Company's consolidated retained earnings as of July 1, 2007, or on its consolidated results of operations or cash flows for the fiscal year ended June 30, 2008. See Note 6 for additional information.

SFAS 158--In September 2006, the FASB issued SFAS 158, which requires employers that sponsor defined benefit postretirement plans to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. Meredith adopted the recognition and disclosure provisions of SFAS 158 on June 30, 2007. The adoption of SFAS 158 resulted in a $1.8 million increase in the Company's shareholders' equity at June 30, 2007, through accumulated other comprehensive income. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements. We currently use a March 31 measurement date for our plans; therefore, this standard will require us to change our measurement date to June 30 beginning in fiscal 2009. As a result, a charge to retained earnings of approximately $1.8 million pre-tax will be recorded that represents the expense for the period from the March 31, 2008, early measurement date to the end of the 2008 fiscal year.

SFAS 157--In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which establishes a common definition for fair value in accordance with GAAP, and establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial delay is intended to provide all relevant parties additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. In accordance with FSP 157-2, the Company will partially adopted SFAS 157 on July 1, 2008. The adoption of SFAS 157 on July 1, 2008, is not expected to have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Earnings, but the implementation of SFAS 157 will require additional disclosures.

SFAS 159--In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 is effective for the Company at the beginning of fiscal 2009. This statement permits us to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159 on July 1, 2008, we did not elect the fair value option for any financial instrument we did not already report at fair value.

EITF 06-10--The Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are effective for Meredith as of July 1, 2008, and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. Meredith is currently evaluating the impact, if any, that the provisions of EITF 06-10 will have on its consolidated financial statements.

SFAS 141R--In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

SFAS 161--In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, Meredith will adopt SFAS 161 in fiscal 2010.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2007.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2008, Meredith had outstanding $350 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. In fiscal 2007, the Company entered into two interest rate swap agreements with a total notional value of $100 million to hedge the variability of interest payments associated with $100 million of our variable-rate revolving credit facility. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $351.4 million from $348.4 million at June 30, 2008.

At June 30, 2008, $135 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.6 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a fair value of a loss of $2.6 million versus the current fair value of a loss of $2.1 million at June 30, 2008. We intend to continue to meet the conditions for hedge accounting. If, however, hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for its television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2008, a 10 percent decrease in interest rates would have resulted in a $0.4 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2008. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (as listed in Part IV, Item 15 (a) 2 herein). We also have audited the Company's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (as included in Part II, Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109, effective July 1, 2007.

/s/ KPMG LLP

Des Moines, Iowa
August 22, 2008

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

/s/ Stephen M. Lacy

Stephen M. Lacy
President and Chief Executive Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets
Assets	June 30,	2008	2007
	(In thousands)
	Current assets
	Cash and cash equivalents	$37,644	$39,220
	Accounts receivable
(net of allowances of $23,944 in 2008 and $21,002 in 2007)		230,978	267,419
	Inventories	44,085	48,836
	Current portion of subscription acquisition costs	59,939	70,553
	Current portion of broadcast rights	10,779	11,307
	Deferred income taxes	2,118	-
	Other current assets	17,547	15,305
	Total current assets	403,090	452,640
	Property, plant, and equipment
	Land	20,027	19,261
	Buildings and improvements	122,977	108,672
	Machinery and equipment	273,633	273,529
	Leasehold improvements	12,840	12,450
	Construction in progress	17,458	31,934
	Total property, plant, and equipment	446,935	445,846
	Less accumulated depreciation	(247,147)	(239,820)
	Net property, plant, and equipment	199,788	206,026
	Subscription acquisition costs	60,958	66,309
	Broadcast rights	7,826	9,309
	Other assets	74,472	101,178
	Intangible assets, net	781,154	794,996
	Goodwill	532,332	459,493
	Total assets	$2,059,620	$2,089,951

	See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
Liabilities and Shareholders' Equity	June 30,	2008	2007
	(In thousands except per share data)
	Current liabilities
	Current portion of long-term debt	$75,000	$100,000
	Current portion of long-term broadcast rights payable	11,141	12,069
	Accounts payable	79,028	78,156
	Accrued expenses
	Compensation and benefits	40,894	41,884
	Distribution expenses	13,890	14,017
	Other taxes and expenses	47,923	49,458
	Total accrued expenses	102,707	105,359
	Current portion of unearned subscription revenues	175,261	191,445
	Total current liabilities	443,137	487,029
	Long-term debt	410,000	375,000
	Long-term broadcast rights payable	17,186	18,584
	Unearned subscription revenues	157,872	167,873
	Deferred income taxes	139,598	166,597
	Other noncurrent liabilities	103,972	41,667
	Total liabilities	1,271,765	1,256,750
	Shareholders' equity
	Series preferred stock, par value $1 per share
	Authorized 5,000 shares; none issued	-	-
	Common stock, par value $1 per share
	Authorized 80,000 shares; issued and outstanding 36,295 shares in 2008 (excluding 34,787 treasury shares) and 38,970 shares in 2007 (excluding 31,606 treasury shares)	36,295	38,970
	Class B stock, par value $1 per share, convertible to common stock
	Authorized 15,000 shares; issued and outstanding 9,181 shares in 2008 and 9,262 shares in 2007	9,181	9,262
	Additional paid-in capital	52,693	54,842
	Retained earnings	701,205	727,628
	Accumulated other comprehensive income (loss)	(11,519)	2,499
	Total shareholders' equity	787,855	833,201
	Total liabilities and shareholders' equity	$2,059,620	$2,089,951

	See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Earnings
Years ended June 30,	2008	2007	2006
(In thousands except per share data)
Revenues
Advertising	$951,325	$981,953	$925,936
Circulation	313,616	335,706	360,121
All other	321,590	298,326	275,408
Total revenues	1,586,531	1,615,985	1,561,465
Operating expenses
Production, distribution, and editorial	688,868	663,345	656,142
Selling, general, and administrative	606,987	619,361	593,015
Depreciation and amortization	49,171	45,030	45,127
Total operating expenses	1,345,026	1,327,736	1,294,284
Income from operations	241,505	288,249	267,181
Interest income	1,090	1,586	987
Interest expense	(22,390)	(27,182)	(30,214)
Earnings from continuing operations before income taxes	220,205	262,653	237,954
Income taxes	86,100	93,823	92,802
Earnings from continuing operations	134,105	168,830	145,152
Income (loss) from discontinued operations, net of taxes	567	(6,484)	(360)
Net earnings	$134,672	$162,346	$144,792

Basic earnings per share
Earnings from continuing operations	$2.86	$3.51	$2.95
Discontinued operations	0.01	(0.13)	(0.01)
Basic earnings per share	$2.87	$3.38	$2.94
Basic average shares outstanding	46,928	48,048	49,307

Diluted earnings per share
Earnings from continuing operations	$2.82	$3.44	$2.87
Discontinued operations	0.01	(0.13)	(0.01)
Diluted earnings per share	$2.83	$3.31	$2.86
Diluted average shares outstanding	47,585	49,108	50,610

Dividends paid per share	$0.80	$0.69	$0.60

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity
(In thousands except per share data)	Common Stock - $1 Par Value	Class B Stock - $1 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2005	$ 39,700	$ 9,596	$ 53,441	$ 550,115	$ (1,025)	$ 651,827
Net earnings	-	-	-	144,792	-	144,792
Other comprehensive loss, net	-	-	-	-	(1,052)	(1,052)
Total comprehensive income						143,740
Share-based incentive plan transactions	1,793	-	50,164	-	-	51,957
Purchases of Company stock	(2,881)	(17)	(76,421)	(65,916)	-	(145,235)
Share-based compensation	-	-	15,456	-	-	15,456
Conversion of Class B to common stock	162	(162)	-	-	-	-
Dividends paid, 60 cents per share
Common stock	-	-	-	(23,879)	-	(23,879)
Class B stock	-	-	-	(5,699)	-	(5,699)
Tax benefit from incentive plans	-	-	9,937	-	-	9,937
Balance at June 30, 2006	38,774	9,417	52,577	599,413	(2,077)	698,104
Net earnings	-	-	-	162,346	-	162,346
Other comprehensive income, net	-	-	-	-	2,780	2,780
Total comprehensive income						165,126
Share-based incentive plan transactions	1,157	-	44,354	-	-	45,511
Purchases of Company stock	(1,092)	(24)	(56,711)	(883)	-	(58,710)
Share-based compensation	-	-	11,108	-	-	11,108
Conversion of Class B to common stock	131	(131)	-	-	-	-
Dividends paid, 69 cents per share
Common stock	-	-	-	(26,806)	-	(26,806)
Class B stock	-	-	-	(6,442)	-	(6,442)
Tax benefit from incentive plans	-	-	3,514	-	-	3,514
Adoption of SFAS 158, net of taxes	-	-	-	-	1,796	1,796
Balance at June 30, 2007	38,970	9,262	54,842	727,628	2,499	833,201
Net earnings	-	-	-	134,672	-	134,672
Other comprehensive loss, net	-	-	-	-	(14,018)	(14,018)
Total comprehensive income						120,654
Share-based incentive plan transactions	469	-	13,796	-	-	14,265
Purchases of Company stock	(3,204)	(21)	(23,401)	(123,751)	-	(150,377)
Share-based compensation	-	-	7,885	-	-	7,885
Conversion of Class B to common stock	60	(60)	-	-	-	-
Dividends paid, 80 cents per share
Common stock	-	-	-	(29,963)	-	(29,963)
Class B stock	-	-	-	(7,381)	-	(7,381)
Tax benefit from incentive plans	-	-	(429)	-	-	(429)
Balance at June 30, 2008	$ 36,295	$ 9,181	$ 52,693	$ 701,205	$ (11,519)	$ 787,855

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Cash Flows
Years ended June 30,	2008	2007	2006
(In thousands)
Cash flows from operating activities
Net earnings	$134,672	$162,346	$144,792
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	35,370	31,840	31,888
Amortization	14,192	13,948	13,794
Share-based compensation	7,885	11,108	15,456
Deferred income taxes	20,527	24,638	46,230
Amortization of broadcast rights	26,511	27,990	28,290
Payments for broadcast rights	(26,672)	(28,516)	(33,087)
Net gain from dispositions of assets, net of taxes	(2,340)	(2,403)	(305)
Provision for write-down of impaired assets	9,666	10,829	-
Excess tax benefits from share-based payments	(1,475)	(3,514)	(9,937)
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	38,128	(19,911)	(17,093)
Inventories	3,185	1,846	961
Other current assets	(36)	2,977	(1,596)
Subscription acquisition costs	15,965	12,064	1,526
Other assets	(87)	(20,124)	(24,417)
Accounts payable	(2,836)	(6,555)	27,258
Accrued expenses and other liabilities	(11,261)	5,611	(6,019)
Unearned subscription revenues	(26,185)	(10,756)	(8,430)
Other noncurrent liabilities	20,755	(2,896)	(15,322)
Net cash provided by operating activities	255,964	210,522	193,989
Cash flows from investing activities
Acquisitions of businesses	(73,645)	(30,303)	(367,854)
Additions to property, plant, and equipment	(29,620)	(42,599)	(29,236)
Proceeds from dispositions of assets	7,855	7,658	2,500
Net cash used in investing activities	(95,410)	(65,244)	(394,590)
Cash flows from financing activities
Proceeds from issuance of long-term debt	335,000	190,000	590,000
Repayments of long-term debt	(325,000)	(280,000)	(275,000)
Purchases of Company stock	(150,377)	(58,710)	(145,235)
Proceeds from common stock issued	14,265	41,673	52,106
Dividends paid	(37,344)	(33,248)	(29,578)
Excess tax benefits from share-based payments	1,475	3,514	9,937
Other	(149)	-	(704)
Net cash provided by (used in) financing activities	(162,130)	(136,771)	201,526
Net increase (decrease) in cash and cash equivalents	(1,576)	8,507	925
Cash and cash equivalents at beginning of year	39,220	30,713	29,788
Cash and cash equivalents at end of year	$37,644	$39,220	$30,713

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries Consolidated Statements of Cash Flows (continued)
Years ended June 30,	2008	2007	2006
(In thousands)
Supplemental disclosures of cash flow information
Cash paid
Interest	$22,407	$28,202	$31,870
Income taxes	56,463	61,579	44,897
Non-cash transactions
Broadcast rights financed by contracts payable	24,500	22,670	33,702
Fair value of equipment received in Nextel exchange	1,875	-	-

See accompanying Notes to Consolidated Financial Statements

(This page has been left blank intentionally.)

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations--Meredith Corporation (Meredith or the Company) is a diversified media company focused primarily on the home and family marketplace. The Company's principal businesses are publishing and television broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The Company's broadcasting operations include 12 network-affiliated television stations, one AM radio station, related interactive media operations, and video related operations. Meredith's operations are diversified geographically within the United States (U.S.) and the Company has a broad customer base.

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

Presentation--Certain prior period amounts have been reclassified to conform to the fiscal 2008 presentation including "restructuring charges, Book Group" expenses in fiscal 2007 that have been reclassified into the production, distribution, and editorial or the selling, general, and administrative lines in the Consolidated Statement of Earnings based on the nature of the expense.

Cash and Cash Equivalents--Cash and short-term investments with original maturities of three months or less are considered to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable--The Company's accounts receivable are primarily due from advertisers. Credit is extended to clients based on an evaluation of each client's creditworthiness and financial condition; collateral is not required. The Company maintains allowances for uncollectible accounts, rebates, rate adjustments, returns, and discounts. The allowance for uncollectible accounts is based on the aging of such receivables and any known specific collectibility exposures. Accounts are written off when deemed uncollectible. Allowances for rebates, rate adjustments, returns, and discounts are generally based on historical experience and current market conditions. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse clients and individually small balances.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined on the last-in first-out (LIFO) basis for paper and on the first-in first-out or average basis for all other inventories.

Subscription Acquisition Costs--Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $7.7 million at June 30, 2008, and $9.3 million at June 30, 2007. There were no material write-downs of capitalized direct-response advertising costs in each of the fiscal years in the three-year period ended June 30, 2008.

Property, Plant, and Equipment--Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $35.0 million in fiscal 2008, $31.1 million in fiscal 2007, and $31.3 million in fiscal 2006.

In 2006, Sprint Nextel Corporation (Nextel) was granted the right from the FCC to claim from broadcasters a portion of the broadcast spectrum. In order to claim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. The transition is being completed on a market-by-market basis. During the fourth quarter of fiscal 2008, the Company recorded a $1.8 million gain in the selling, general, and administrative line on the Consolidated Statement of Earnings that represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged. As the equipment is exchanged in other markets, we expect to record additional gains in fiscal 2009.

Broadcast Rights--Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Impairments in unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the accompanying Consolidated Statements of Earnings. There were no impairments to unamortized costs in fiscal 2008. Impairments in unamortized costs were $0.1 million in fiscal 2007 and $1.0 million in fiscal 2006. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

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

Additional information regarding intangible assets and goodwill is provided in Note 4.

Impairment of Long-lived Assets--In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets (primarily property, plant, and equipment and amortizable intangible assets) are reviewed for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. The Company recorded impairment of $0.6 million in fiscal 2008 and $1.0 million in fiscal 2007 on the Hartford, Connecticut station building that was vacated in fiscal 2007. These impairments are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings. No impairment was recorded in fiscal 2006. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Derivative Financial Instruments--Meredith generally does not engage in derivative or hedging activities, except to hedge interest rate risk on debt as described in Note 5. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In fiscal 2007, we entered into interest rate swap agreements with counterparties that are major financial institutions. These agreements effectively fix the variable rate cash flow on $100 million of our revolving credit facility. We designated and accounted for the interest rate swaps as cash flow hedges in accordance with SFAS 133 as amended, Accounting for Derivative Instruments and Hedging Activities. The effective portion of the change in the fair value of interest rate swaps is reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) is subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affects net earnings. The ineffective portion of a change in fair value of the interest rate swaps would be reported in interest expense. During fiscal 2008 and fiscal 2007, the interest rate swap agreements were considered effective hedges and there were no gains or losses recognized in earnings for hedge ineffectiveness.

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

Advertising Expenses--The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings were $98.1 million in fiscal 2008, $109.0 million in fiscal 2007, and $104.2 million in fiscal 2006.

Share-Based Compensation--Share-based compensation is accounted for in accordance with SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). The Company establishes fair value for its equity awards to determine their cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock, restricted stock units, and shares issued under the Company's employee stock purchase plan. See Note 10 for additional information related to share-based compensation expense.

Income Taxes--Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes and related interpretations using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when such a change is enacted.

Beginning with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of July 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

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

Pensions and Postretirement Benefits Other Than Pensions--Retirement benefits are provided to employees through pension plans sponsored by the Company. Pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years. It is the Company's policy to fund the qualified pension plans to at least the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is the Company's policy to fund postretirement benefits as claims are paid. Additional information, including the Company's adoption of SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), in fiscal 2007 is provided in Note 7.

Comprehensive Income--Comprehensive income consists of net earnings and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net earnings. Other comprehensive income (loss) includes changes in prior service cost and net actuarial losses from pension and postretirement benefit plans, net of taxes, and changes in the fair value of interest rate swap agreements, net of taxes, to the extent they are effective. The Company's other comprehensive income (loss) is summarized in Note 12.

Earnings Per Share--The Company calculates earnings per share in accordance with SFAS 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings by the weighted average common and Class B shares outstanding. Diluted earnings per share is calculated similarly but includes the dilutive effect, if any, of the assumed exercise of securities, including the effect of shares issuable under the Company's share-based incentive plans.

Adopted Accounting Pronouncements--Effective July 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. The interpretation requires that we recognize in our consolidated financial statements the benefit of a tax position if, based on technical merits, the position is more likely than not of being sustained upon audit. Tax benefits are derecognized if information becomes available indicating it is more likely than not that the position will not be sustained. The provisions of FIN 48 also provide guidance on classification of income tax liabilities, accounting for interest and penalties associated with unrecognized tax benefits, accounting for uncertain tax positions in interim periods, and income tax disclosures. The adoption of FIN 48 on July 1, 2007, required the Company to make certain reclassifications in its consolidated balance sheet. In the aggregate, these reclassifications increased the Company's liability for unrecognized tax benefits by $36.0 million and decreased its net deferred tax liabilities by $36.0 million. The adoption of FIN 48 had no impact on the Company's consolidated retained earnings as of July 1, 2007, or on its consolidated results of operations or cash flows for the fiscal year ended June 30, 2008. See Note 6 for additional information.

In September 2006, the FASB issued SFAS 158, which requires employers that sponsor defined benefit postretirement plans to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. Meredith adopted the recognition and disclosure provisions of SFAS 158 on June 30, 2007. The adoption of SFAS 158 resulted in a $1.8 million increase in the Company's shareholders' equity at June 30, 2007, through accumulated other comprehensive income. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements. We currently use a March 31 measurement date for our plans; therefore, this standard will require us to change our measurement date to June 30 beginning in fiscal 2009. As a result, a charge to retained earnings of approximately $1.8 million pre-tax will be recorded that represents the expense for the period from the March 31, 2008, early measurement date to the end of the 2008 fiscal year.

Pending Accounting Pronouncements--In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which establishes a common definition for fair value in accordance with GAAP, and establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial delay is intended to provide all relevant parties additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. In accordance with FSP 157-2, the Company will partially adopted SFAS 157 on July 1, 2008. The adoption of SFAS 157 on July 1, 2008, is not expected to have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Earnings, but the implementation of SFAS 157 will require additional disclosures.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 is effective for the Company at the beginning of fiscal 2009. This statement permits us to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159 on July 1, 2008, we did not elect the fair value option for any financial instrument we did not already report at fair value.

The Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are effective for Meredith as of July 1, 2008, and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. Meredith is currently evaluating the impact, if any, that the provisions of EITF 06-10 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, Meredith will adopt SFAS 161 in fiscal 2010.

2.  Acquisitions, Restructurings, Dispositions, and Discontinued Operations

Acquisitions
In fiscal 2008, the Company paid $73.6 million for the acquisitions of Directive Corporation and Big Communications and for contingent purchase price payments related to fiscal 2006 and 2007 acquisitions. In fiscal 2007, the Company paid $30.3 million for the acquisitions of ReadyMade, Genex, New Media Strategies, and Healia and a contingent purchase price payment related to a prior year acquisition. Excluding the acquisition from Gruner + Jahr Printing & Publishing Co. (Gruner + Jahr) discussed below, in fiscal 2006 the Company paid $15.3 million for the acquisition of O'Grady Meyers, Inc. and the license assets of KSMO. All of these acquisitions (excluding the Gruner + Jahr acquisition) are immaterial to the Company individually and in the aggregate.

The excess of the purchase price over the fair value of the net assets acquired was preliminarily allocated to goodwill and other intangible assets. Definite-lived intangible assets recorded for all current transactions are amortized using the straight-line method for periods not exceeding 20 years. Liabilities assumed in conjunction with the acquisition of businesses are as follows:

Years ended June 30,	2008	2007	2006
(In thousands)
Fair value of assets acquired	$79,941	$39,091	$16,683
Cash paid (net of cash acquired)	73,645	30,303	15,265
Liabilities assumed	$6,296	$8,788	$1,418

For certain acquisitions consummated during the last three fiscal years, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of June 30, 2008, the Company estimates that aggregate actual contingent payments will range from approximately $38.8 million to $129.0 million; the most likely estimate being approximately $86.3 million. However, the sellers may receive up to an additional $250.2 million over the next three years in future contingent payments as additional consideration. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingency is resolved. For the years ended June 30, 2008 and 2007, the Company recognized additional consideration of $46.5 million and $4.2 million, respectively, which increased goodwill.

On July 1, 2005, Meredith acquired Parents (including its related special interest publications, Baby and Expecting), Family Circle, Fitness, Child, and Ser Padres magazines (collectively referred to as the G+J Consumer Titles) from Gruner + Jahr. Meredith acquired the G+J Consumer Titles to broaden its magazine portfolio, particularly to reach younger women and the Hispanic population, and to increase the scale and retail presence of its magazine operations. Meredith's results of operations include the acquired publications beginning July 1, 2005. The cash purchase price, including transaction costs, was $353.7 million. Factors contributing to a purchase price that resulted in the recognition of goodwill included our long-term strategic goal of serving a younger demographic group and a rapidly growing ethnic group. We concluded that acquiring seasoned titles and an assembled workforce as well as anticipated cost efficiencies through synergies justified the purchase price. Allocation of the purchase price resulted in goodwill of $234.8 million, identifiable intangible assets of $113.0 million, subscription acquisition costs of $103.1 million, other current assets of $58.9 million, tangible assets of $4.7 million, unearned subscription revenues of $137.8 million, and other liabilities of $23.0 million. The identifiable intangible assets include trade names of $76.3 million, subscriber relationships of $15.9 million, advertiser relationships of $18.4 million, and other miscellaneous intangibles of $2.4 million. The tangible and intangible assets have been valued based on an independent third-party valuation. Goodwill and trade names will not be subject to amortization. Other intangible assets will be amortized over their estimated useful lives, which range from three to seven years.

Restructuring
 The Company undertook restructuring plans for Meredith Books in the fourth quarter of both fiscal 2008 and fiscal 2007. Book restructuring charges recorded in the production, distribution, and editorial line in the Consolidated Statements of Earnings include the write-down of inventory and prepaid editorial expenses of $4.5 million in fiscal 2008 and $1.1 million in fiscal 2007. Book restructuring charges recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings include the write-down of book prepaid royalty expenses and severance and benefit costs of $7.6 million in fiscal 2008 and $2.3 million in fiscal 2007. The Company also recorded $4.0 million in severance and benefit costs in fiscal 2008 for other Company personnel. The restructuring affected approximately 95 employees in fiscal 2008 and 15 employees in fiscal 2007. The severance and benefit costs are expected to be paid out over the next 12 months.

Dispositions and Discontinued Operations

In April 2008, the Company completed its sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market. This sale resulted in a loss of $0.2 million. Related to this sale, in fiscal 2007, a non-cash impairment charge of $2.8 million was recorded to reduce goodwill and FCC licenses of WFLI to their fair value less cost to sell based on the planned sale of the station (See Note 4). This impairment charge is recorded in the special items line in the following table of discontinued operations.

Meredith completed the sale of KFXO, the low-power FOX affiliate serving the Bend, Oregon, market in May 2007. This sale resulted in a gain of $4.8 million.

In March 2007, management committed to a restructuring plan that included the discontinuation of the print operations of Child magazine. In connection with this plan, the Company recorded a restructuring charge of $12.1 million including the write-down of various assets of Child magazine of $5.4 million, personnel costs of $3.5 million, vacated lease space accrual of $3.0 million, and other accruals of $0.2 million. Most of the asset write-down charge related to the write-off of deferred subscription acquisition costs. Personnel costs represented expenses for severance and outplacement charges related to the involuntary termination of employees. The restructuring affected approximately 60 employees. The majority of personnel costs were paid out over the next 12 months. In fiscal 2008, the Company reversed a portion of the Child restructuring charge as a result of changes in the estimated net costs for vacated lease space and employee severance. These charges in fiscal 2007 and the related reversal in fiscal 2008 are reflected in the special items line in the following table of discontinued operations.

The results of the print operations of Child magazine as well as the two television stations, KFXO and WFLI, have been segregated from continuing operations and reported as discontinued operations for all periods presented. Amounts applicable to discontinued operations that have been reclassified in the Consolidated Statements of Earnings are as follows:

Years ended June 30,	2008	2007	2006
(In thousands except per share data)
Revenues	$1,248	$29,860	$36,099
Costs and expenses	(1,804)	(30,416)	(36,689)
Special items	1,836	(14,880)	-
Gain (loss) on disposal	(351)	4,754	-
Earnings (loss) before income taxes	929	(10,682)	(590)
Income taxes	(362)	4,198	230
Income (loss) from discontinued operations	$567	$(6,484)	$(360)
Income (loss) per share from discontinued operations
Basic	$0.01	$(0.13)	$(0.01)
Diluted	0.01	(0.13)	(0.01)

3.  Inventories

Inventories consist of paper stock, books, and editorial content. Of total net inventory values, 44 percent at June 30, 2008, and 37 percent at June 30, 2007 were determined using the LIFO method. LIFO inventory expense (income) included in the Consolidated Statements of Earnings was $2.7 million in fiscal 2008, $(2.3) million in fiscal 2007, and $1.2 million in fiscal 2006.

June 30,	2008	2007
(In thousands)
Raw materials	$24,837	$20,441
Work in process	19,890	21,977
Finished goods	8,388	12,773
	53,115	55,191
Reserve for LIFO cost valuation	(9,030)	(6,355)
Inventories	$44,085	$48,836

4.  Intangibles Assets and Goodwill

Intangible assets consist of the following:

June 30,	2008			2007
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing segment
Noncompete agreements	$3,134	$(2,621)	$513	$2,724	$(2,427)	$297
Advertiser relationships	18,400	(7,886)	10,514	18,400	(5,257)	13,143
Customer lists	24,530	(16,783)	7,747	20,100	(10,869)	9,231
Other	3,014	(1,555)	1,459	2,673	(992)	1,681
Broadcasting segment
Network affiliation agreements	218,559	(93,076)	125,483	218,559	(88,185)	130,374
Customer lists	49	(49)	-	91	(89)	2
Total	$267,686	$(121,970)	145,716	$262,547	$(107,819)	154,728
Intangible assets not
subject to amortization
Publishing segment
Trademarks			124,431			124,431
Broadcasting segment
FCC licenses			511,007			515,837
Total			635,438			640,268
Intangibles assets, net			$781,154			$794,996

Amortization expense was $14.2 million in fiscal 2008, $13.9 million in fiscal 2007, and $13.8 million in fiscal 2006. Future amortization expense for intangible assets is expected to be as follows:  $9.5 million in fiscal 2009, $9.3 million in fiscal 2010, $9.2 million in fiscal 2011, $8.9 million in fiscal 2012, and $6.2 million in fiscal 2013.

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Publishing	Broadcasting	Total
Balance at June 30, 2006	$353,848	$85,077	$438,925
Acquisitions	23,264	-	23,264
Dispositions	-	(717)	(717)
Adjustments	(217)	(1,762)	(1,979)
Balance at June 30, 2007	376,895	82,598	459,493
Acquisitions	70,188	-	70,188
Adjustments	2,651	-	2,651
Balance at June 30, 2008	$449,734	$82,598	$532,332

Included in additions to goodwill in fiscal 2008 is $46.5 million and in fiscal 2007 is $4.2 million of contingent consideration paid in connection with prior years' acquisitions. See Note 2 for further discussion of contingent payments related to acquisitions.

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

Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2008, 2007, and 2006. No impairments were recorded as a result of those reviews.

5.  Long-term Debt

Long-term debt consists of the following:

June 30,	2008	2007
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $125 million due 4/2/2011	$35,000	$25,000
Revolving credit facility of $150 million due 10/7/2010	100,000	100,000

Private placement notes
4.42% senior notes, due 7/1/2007	-	50,000
6.62% senior notes, due 4/1/2008	-	50,000
4.50% senior notes, due 7/1/2008	75,000	75,000
4.57% senior notes, due 7/1/2009	100,000	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
4.70% senior notes, due 6/16/2011	50,000	-
5.04% senior notes, due 6/16/2012	50,000	-
Total long-term debt	485,000	475,000
Current portion of long-term debt	(75,000)	(100,000)
Long-term debt	$410,000	$375,000

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ended June 30,
(In thousands)
2009	$75,000
2010	100,000
2011	260,000
2012	50,000
Total long-term debt	$485,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement in April 2002. Under this agreement the Company currently sells all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2008, $191.6 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 5.0 percent at June 30, 2008, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date. The interest rate on the asset-backed commercial paper program changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 2.94 percent in June 2008.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. After the effect of outstanding interest rate swap agreements discussed below was taken into account, the weighted average effective interest rate for the revolving credit facility was 4.99 percent at June 30, 2008. At June 30, 2008, $100 million was borrowed under this facility. The revolving credit facility expires on October 7, 2010.

In fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. The swaps expire on December 31, 2009. Under the swaps the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 2.80 percent at June 30, 2008) on $100 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). Unrealized gains or losses on cash flow hedges are recorded in other comprehensive income (loss) to the extent the cash flow hedges are effective. No material ineffectiveness existed at June 30, 2008. The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At June 30, 2008, the swaps had a fair value to the Company of a loss of $2.1 million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations.

Interest rates on the private placement notes range from 4.50 percent to 5.04 percent at June 30, 2008. The weighted average interest rate on the private placement notes outstanding at June 30, 2008, was 4.67 percent.

All of the Company's debt agreements include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at June 30, 2008, follows:

	Required at June 30, 2008	Actual at June 30, 2008
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.5
Ratio of EBITDA[1] to interest expense	Greater than 2.75	14.5
1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2008.

Interest expense related to long-term debt totaled $21.8 million in fiscal 2008, $26.8 million in fiscal 2007, and $29.6 million in fiscal 2006.

At June 30, 2008, Meredith had credit available under the asset-backed commercial paper program of $90 million and had $50 million of credit available under the revolving credit facility with an option to request up to another $150 million. The commitment fee for the asset-backed commercial paper facility is 0.10 percent of the unused commitment. The commitment fee for the revolving credit facility ranges from 0.075 to 0.200 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2008 were not material.

6.  Income Taxes

The following table shows income tax expense attributable to earnings from continuing operations:

Years ended June 30,	2008	2007	2006
(In thousands)
Currently payable
Federal	$55,819	$54,370	$41,510
State	9,754	9,012	5,062
	65,573	63,382	46,572
Deferred
Federal	17,288	25,757	38,940
State	3,239	4,684	7,290
	20,527	30,441	46,230
Income taxes	$86,100	$93,823	$92,802

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2008	2007	2006
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	3.4	3.4	3.4
Benefit from capital loss in prior year	-	(3.6)	-
Other	0.7	0.9	0.6
Effective income tax rate	39.1%	35.7%	39.0%

An income tax benefit of $9.4 million was recognized in fiscal 2007 as a result of the resolution of a tax contingency related to the loss on the sale of stock in Craftways, a business sold in fiscal 2003. This income tax benefit lowered the fiscal 2007 effective tax rate by 3.6 percent.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2008	2007
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$17,486	$16,514
Compensation and benefits	32,835	20,907
Indirect benefit of uncertain state and foreign tax positions	10,004	-
All other assets	8,237	2,349
Total deferred tax assets	68,562	39,770
Deferred tax liabilities
Subscription acquisition costs	23,098	45,415
Accumulated depreciation and amortization	157,145	139,384
Gains from dispositions	21,595	17,763
All other liabilities	7,522	4,773
Total deferred tax liabilities	209,360	207,335
Net deferred tax liability	$140,798	$167,565

The Company's deferred tax assets are more likely than not to be fully realized; therefore, no valuation allowance has been recorded. The net current portions of deferred tax assets and liabilities are included in accrued expenses-other taxes and expenses at June 30, 2008 and 2007, in the Consolidated Balance Sheets.

As discussed in Note 1, the Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 had no impact on the Company's retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $47.9 million. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)
Balance at July 1, 2007, on adoption of FIN 48	$47,887
Increases in tax positions for prior years	1,560
Decreases in tax positions for prior years	(331)
Increases in tax positions for current year	10,026
Settlements	-
Lapse in statute of limitations	(6,319)
Balance at June 30, 2008	$52,823

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $16.4 million as of June 30, 2008, and $11.9 million as of July 1, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $9.0 million and $6.3 million as of June 30, 2008, and 2007, respectively. The fiscal 2008 accrual for accrued interest and penalties was $2.7 million.

The total amount of unrecognized tax benefits at June 30, 2008, may change significantly within the next 12 months, decreasing by an estimated range of $6.4 million to $9.6 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company's federal tax returns have been audited through fiscal 2002, are closed by expiration of the statute of limitations for fiscal 2003 and 2004, and remain subject to audit for fiscal years beyond fiscal 2004. Fiscal 2006 is currently under examination. The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2003.

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

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $7.9 million in fiscal 2008, $7.1 million in fiscal 2007, and $6.5 million in fiscal 2006.

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

The Company adopted the recognition and disclosure provisions of SFAS 158 on June 30, 2007. SFAS 158 requires an entity to recognize the funded status of its defined benefit pension and postretirement plans - measured as the difference between plan assets at fair value and the benefit obligation - on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income (loss), net of income taxes. Since the full recognition of the funded status of an entity's defined benefit pension plan is recorded on the balance sheet, the additional minimum liability is no longer recorded under SFAS 158. Because the recognition provisions of SFAS 158 were adopted as of June 30, 2007, the Company first measured and recorded changes to its previously recognized additional minimum liability through other comprehensive income (loss) and then applied the recognition provisions of SFAS 158, including the reversal of the additional minimum liability, through accumulated other comprehensive income to fully recognize the funded status of the Company's defined benefit pension and postretirement plans.

The following table summarizes the impact of the adoption of SFAS 158 on the Company's Consolidated Balance Sheet as of June 30, 2007:

		Adjustments Due to Adoption of SFAS 158
(in thousands)	Prior to Adoption of SFAS 158	Pension Plans	Postretirement Plans	As Reported at June 30, 2007
Prepaid benefit cost	$52,062	$2,894	$-	$54,956
Intangible asset	1,865	(1,865)	-	-
Current accrued benefit liability	(2,195)	125	-	(2,070)
Noncurrent benefit liability	(26,670)	(2,336)	4,127	(24,879)
Deferred income taxes	80	461	(1,610)	(1,069)
Accumulated other comprehensive loss (income), net of taxes	126	721	(2,517)	(1,670)

Obligations and Funded Status
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:
	Pension		Postretirement
June 30,	2008	2007	2008	2007
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$86,396	$93,285	$16,498	$17,012
Service cost	7,715	6,191	463	441
Interest cost	4,962	4,862	945	986
Participant contributions	-	-	690	672
Plan amendments	1,573	-	-	(85)
Actuarial loss (gain)	5,699	4,792	(684)	(537)
Benefits paid (including lump sums)	(7,005)	(22,734)	(2,026)	(1,991)
Benefit obligation, end of year	$99,340	$86,396	$15,886	$16,498

Change in plan assets
Fair value of plan assets, beginning of year	$112,017	$94,972	$-	$-
Actual return on plan assets	(3,156)	10,619	-	-
Employer contributions	19,151	29,160	1,336	1,319
Participant contributions	-	-	690	672
Benefits paid (including lump sums)	(7,005)	(22,734)	(2,026)	(1,991)
Fair value of plan assets, end of year	$121,007	$112,017	$-	$-

Funded (under funded) status, end of year	$21,667	$25,621	$(15,886)	$(16,498)
Contributions between measurement date
and fiscal year end	31	18,679	362	205
Net recognized amount, end of year	$21,698	$44,300	$(15,524)	$(16,293)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

The following amounts are recognized in the Consolidated Balance Sheets:
	Pension		Postretirement
June 30,	2008	2007	2008	2007
(In thousands)
Other assets
Prepaid benefit cost	$34,136	$54,956	$-	$-
Accrued expenses-compensation and benefits
Accrued benefit liability	(1,725)	(698)	(1,339)	(1,372)
Other noncurrent liabilities
Accrued benefit liability	(10,713)	(9,958)	(14,185)	(14,921)
Net amount recognized, end of year	$21,698	$44,300	$(15,524)	$(16,293)

The accumulated benefit obligation for all defined benefit pension plans was $88.9 million and $76.5 million at June 30, 2008 and 2007, respectively.

The following table provides information about pension plans with projected benefit obligations in excess of plan assets:

June 30,	2008	2007
(In thousands)
Projected benefit obligation	$ 12,559	$ 10,860
Fair value of plan assets	90	125

The following table provides information about pension plans with accumulated benefit obligations in excess of plan assets:

June 30,	2008	2007
(In thousands)
Accumulated benefit obligation	$ 9,916	$ 8,179
Fair value of plan assets	90	125

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:
	Pension			Postretirement
Years ended June 30,	2008	2007	2006	2008	2007	2006
(In thousands)
Components of net periodic benefit costs
Service cost	$7,715	$6,191	$5,455	$463	$441	$434
Interest cost	4,962	4,862	4,836	945	986	985
Expected return on plan assets	(9,855)	(7,883)	(6,595)	-	-	-
Prior service cost amortization	592	645	682	(736)	(728)	(697)
Actuarial loss amortization	177	486	472	22	68	107
Settlement charge	-	5,941	-	-	-	-
Net periodic benefit costs	$3,591	$10,242	$4,850	$694	$767	$829

The pension settlement charge recorded in the fourth quarter of fiscal 2007 was triggered by lump-sum payments made as a result of an executive's retirement in the prior fiscal year.

The changes in minimum pension liabilities included in other comprehensive income (loss) were as follows:

	Pension			Postretirement
Years ended June 30,	2008	2007	2006	2008	2007	2006
(In thousands)
Increase (decrease) in minimum liability, net of taxes	$-	$(1,951)	$1,052	$-	$-	$-

Amounts recognized in the accumulated other comprehensive income (loss) component of shareholders' equity for Company-sponsored plans were as follows:

June 30, 2008	Pension	Postretirement	Total
(In thousands)
Unrecognized net actuarial losses, net of taxes	$(10,834)	$(719)	$(11,553)
Unrecognized prior service credit (costs), net of taxes	(1,893)	3,214	1,321
Total	$(12,727)	$2,495	$(10,232)

During fiscal 2009, the Company expects to recognize as part of its net periodic benefit costs approximately $0.6 million of net actuarial losses, $0.8 million of prior-service costs for the pension plans, and $0.7 million of prior service credit for the postretirement plan that are included, net of taxes, in the accumulated other comprehensive income (loss) component of shareholders' equity at June 30, 2008.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:
	Pension		Postretirement
June 30,	2008	2007	2008	2007
Weighted average assumptions
Discount rate	5.80%	5.70%	6.25%	5.80%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	8.00%	8.00%
Ultimate level	NA	NA	5.00%	5.00%
Years to ultimate level	NA	NA	6 yrs	3 yrs
NA-Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension			Postretirement
Years ended June 30,	2008	2007	2006	2008	2007	2006
Weighted average assumptions
Discount rate	5.70%	5.80%	5.60%	5.80%	5.90%	5.60%
Expected return on plan assets	8.25%	8.00%	8.00%	NA	NA	NA
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	NA	8.00%	9.00%	9.00%
Ultimate level	NA	NA	NA	5.00%	5.00%	5.50%
Years to ultimate level	NA	NA	NA	3 yrs	4 yrs	3 yrs
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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2008	$49	$(42)
Effect on postretirement benefit obligation as of June 30, 2008	518	(449)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	2008 Allocation		2007 Allocation
June 30,	Target	Actual	Target	Actual
Domestic equity securities	45%	46%	60%	60%
Fixed income investments	30%	28%	30%	30%
International equity securities	15%	16%	10%	10%
Global equity securities	10%	10%	-	-
Fair value of plan assets	100%	100%	100%	100%

The primary objective of the Company's pension plans is to provide eligible employees with scheduled pension benefits by using a prudent investment approach. The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks and between growth and value stocks and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset-liability studies. The target asset allocations represent a long-term perspective. A 6 to 10 percent range is used for individual asset classes. The overall asset mix is reviewed on a quarterly basis, and plan assets are rebalanced back to target allocations as needed.

Equity securities did not include any Meredith Corporation common or Class B stock at June 30, 2008 or 2007.

Cash Flows
Although we do not have a minimum funding requirement for the pension plans in fiscal 2009, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2009. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $1.3 million to its postretirement plan in fiscal 2009.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits	Postretirement Benefits
(In thousands)
2009	$17,711	$1,339
2010	11,753	1,455
2011	11,898	1,500
2012	12,683	1,489
2013	11,904	1,465
2014-2018	64,925	7,121

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

Years ended June 30,	2008	2007	2006
(In thousands except per share data)
Earnings from continuing operations	$134,105	$168,830	$145,152
Basic average shares outstanding	46,928	48,048	49,307
Dilutive effect of stock options and equivalents	657	1,060	1,303
Diluted average shares outstanding	47,585	49,108	50,610
Earnings per share from continuing operations
Basic	$2.86	$3.51	$2.95
Diluted	2.82	3.44	2.87

Antidilutive options excluded from the above calculations totaled 2,033,500 options for the year ended June 30, 2008 ($50.43 weighted average exercise price), 411,000 options for the year ended June 30, 2007 ($47.18 weighted average exercise price), and 944,000 options for the year ended June 30, 2006 ($49.82 weighted average exercise price).

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

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock on the open market. In August 2006, the Board approved the repurchase of 3.0 million shares and in May 2008 approved the repurchase of an additional 2.0 million shares.

Repurchases under these authorizations were as follows:

Years ended June 30,	2008	2007	2006
(In thousands)
Number of shares	3,225	1,116	2,898
Cost at market value	$150,377	$58,710	$145,235

As of June 30, 2008, authorization to repurchase approximately 2.4 million shares remained.

10.  Common Stock and Share-based Compensation Plans

On June 30, 2008, Meredith had an employee stock purchase plan and several stock incentive plans, all of which were shareholder-approved. A more detailed description of these plans follows. Compensation expense recognized for these plans was $7.9 million in fiscal 2008, $11.1 million in fiscal 2007, and $15.5 million in fiscal 2006. The total income tax benefit recognized in earnings was $2.9 million in fiscal 2008, $4.3 million in fiscal 2007, and $6.0 million in fiscal 2006.

Employee Stock Purchase Plan

Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. Shareholders authorized 500,000 common shares for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using the Black-Scholes option pricing model. The term of the option is three months, the term of the offering period. The expected stock price volatility was approximately 17 percent in fiscal 2008 and 14 percent in fiscal 2007 and fiscal 2006. Information about the shares issued under this plan is as follows:

Years ended June 30,	2008	2007	2006
Shares issued (in thousands)	108	72	69
Average fair value	$6.80	$7.99	$8.22
Average purchase price	34.50	45.14	42.52
Average market price	40.59	56.20	51.74

Stock Incentive Plans

Meredith has two stock incentive plans (the Plans) that permit the Company to issue up to 3.8 million shares in the form of stock options, restricted stock, stock equivalent units, restricted stock units, performance shares, and performance cash awards to key employees and directors of the Company. Approximately 3.0 million shares are available for future awards under these plans as of June 30, 2008. The Plans are designed to provide incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the interests of employees with those of shareholders.

The Company has awarded restricted shares of common stock to eligible key employees and to non-employee directors under the Plans. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards generally vest over three or five years. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are amortized over the vesting periods. The Company's restricted stock activity during the year ended June 30, 2008, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2007	65	$ 49.90
Granted	72	53.44
Vested	(11)	54.71
Forfeited	(2)	50.13
Nonvested at June 30, 2008	124	52.15	$ 3,508

As of June 30, 2008, there was $3.6 million of unearned compensation cost related to restricted stock granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.7 years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2008, 2007, and 2006 was $53.44, $53.07, and $50.98, respectively. The total fair value of shares vested during the years ended June 30, 2008, 2007, and 2006, was $0.6 million, $1.6 million, and $1.1 million, respectively.

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

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2008:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value
(Units in thousands)
Balance at June 30, 2007	105	$37.34
Additions	8	50.77
Converted to common stock	(26)	34.00
Balance at June 30, 2008	87	39.60

The stock equivalent units outstanding at June 30, 2008, had no aggregate intrinsic value. The total intrinsic value of stock equivalent units converted to common stock in the years ended June 30, 2008, 2007, and 2006, was $0.4 million, $1.6 million, and $0.2 million, respectively.

The Company has awarded performance-based restricted stock units to eligible key employees under the Plans. These restricted stock units will vest only if the Company attains specified earnings per share goals for the subsequent three-year period. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are amortized over a three-year vesting period. The Company's restricted stock unit activity during the year ended June 30, 2008, was as follows:

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Units and Aggregate Intrinsic Value in thousands)
Nonvested at July 1, 2007	133	$ 47.88
Granted	73	53.69
Performance Assumption Change	(16)	49.10
Vested	(31)	49.10
Forfeited	(26)	49.63
Nonvested at June 30, 2008	133	50.29	$3,763
Nonvested Units Expected to Vest	2	47.14	56

As of June 30, 2008, there was $0.1 million of unearned compensation cost related to restricted stock units granted in January 2008 under the Plans. That cost is expected to be recognized over a weighted average period of 2.6 years. The restricted stock units granted in August 2006 and August 2007 are not expected to vest and thus there is no unearned compensation currently recorded related to those grants. The weighted average grant date fair value of restricted stock units granted during the years ended June 30, 2008, 2007, and 2006 was $53.69, $47.02, and $49.10, respectively. During the year ended June 30, 2008, 30,924 restricted stock units vested. No restricted stock units vested during the years ended June 30, 2007 and 2006.

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

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options and Aggregate Intrinsic Value in thousands)
Outstanding July 1, 2007	4,409	$43.17
Granted	502	54.74
Exercised	(263)	39.51
Forfeited	(228)	47.49
Outstanding June 30, 2008	4,420	44.48	5.41 years	$110
Exercisable June 30, 2008	3,099	43.04	4.51 years	76

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

Years ended June 30,	2008		2007		2006
Risk-free interest rate	4.0-4.7%		4.6-4.9%		3.9-5.1%
Expected dividend yield	1.24%		1.18%		0.90%
Expected option life	6-8	yrs	4-7	yrs	4-7	yrs
Expected stock price volatility	17-19%		19-21%		17-23%
Weighted average stock price volatility	17.24%		19.28%		19.60%

The weighted average grant date fair value of options granted during the years ended June 30, 2008, 2007, and 2006, was $14.18, $13.40, and $12.33, respectively. The total intrinsic value of options exercised during the years ended June 30, 2008, 2007, and 2006, was $3.6 million, $20.4 million, and $40.2 million, respectively. As of June 30, 2008, there was $5.5 million in unrecognized compensation cost for stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 1.5 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2008, 2007, and 2006, was $10.4 million, $36.3 million, and $48.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.4 million, $8.1 million and $15.9 million, respectively, for the years ended June 30, 2008, 2007, and 2006.

Meredith expects, from year to year, to repurchase a sufficient number of shares of common stock to approximate or exceed the number of options granted annually.

11.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $17.6 million in fiscal 2008, $17.7 million in fiscal 2007, and $17.4 million in fiscal 2006.

Below are the minimum rental commitments at June 30, 2008, under all noncancelable operating leases due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2009	$21,058
2010	19,931
2011	18,570
2012	8,793
2013	2,468
Later years	19,060
Total minimum rentals	$89,880

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable contracts amounted to $32.6 million at June 30, 2008 and $48.9 million at June 30, 2007. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, were $30.3 million and $44.2 million at June 30, 2008 and 2007, respectively. The table shows broadcast rights payments due in succeeding fiscal years:

Years ending June 30,	Recorded Commitments	Unavailable Rights
(In thousands)
2009	$11,141	$11,770
2010	7,265	10,504
2011	4,716	7,867
2012	2,317	2,214
2013	1,917	228
Later years	971	-
Total amounts payable	$28,327	$32,583

For certain acquisitions consummated by the Company during the last three fiscal years, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets agreed to in the respective acquisition agreements. See Note 2 for further details on contingent payments.

The Company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position, or liquidity.

12.  Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) includes net earnings as well as items of other comprehensive income (loss). Beginning in the Company's 2008 fiscal year, and as a result of the Company's adoption of SFAS 158 as of June 30, 2007, other comprehensive income (loss) no longer includes the change in minimum pension liabilities, but includes changes in unrecognized net actuarial losses and prior service costs.

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

	Minimum Pension/Post Retirement Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2005	$(1,025)	$-	$(1,025)
Current-year adjustments, pretax	(1,725)	-	(1,725)
Tax benefit	673	-	673
Other comprehensive loss	(1,052)	-	(1,052)
Balance at June 30, 2006	(2,077)	-	(2,077)
Current-year adjustments, pretax	3,199	1,358	4,557
Tax expense	(1,248)	(529)	(1,777)
Other comprehensive income	1,951	829	2,780
Adoption of SFAS 158	2,944	-	2,944
Tax expense	(1,148)	-	(1,148)
Adoption of SFAS 158, net of taxes	1,796	-	1,796
Balance at June 30, 2007	1,670	829	2,499
Current-year adjustments, pretax	(19,545)	(3,467)	(23,012)
Tax expense	7,643	1,351	8,994
Other comprehensive loss	(11,902)	(2,116)	(14,018)
Balance at June 30, 2008	$(10,232)	$(1,287)	$(11,519)

13.  Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments were as follows:
June 30,	2008		2007
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Broadcast rights payable	$28,327	$26,042	$30,653	$28,133
Long-term debt	485,000	483,421	475,000	469,763

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

There are two principal financial measures reported to the chief executive officer (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA). Operating profit for segment reporting, disclosed below, is revenues less operating costs and unallocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Nonoperating income (expense) and interest income and expense are not allocated to the segments. In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, EBITDA is not presented below.

A significant non-cash item included in segment operating expenses other than depreciation and amortization of fixed and intangible assets is the amortization of broadcast rights in the broadcasting segment. Broadcast rights amortization totaled $26.8 million in fiscal 2008, $28.0 million in fiscal 2007, and $28.3 million in fiscal 2006.

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

The following table presents financial information by segment:
Years ended June 30,	2008	2007	2006
(In thousands)
Revenues
Publishing	$1,267,926	$1,268,153	$1,246,774
Broadcasting	318,605	347,832	314,691
Total revenues	$1,586,531	$1,615,985	$1,561,465

Operating profit
Publishing	$190,194	$216,356	$212,897
Broadcasting	77,860	106,804	88,845
Unallocated corporate	(26,549)	(34,911)	(34,561)
Income from operations	$241,505	$288,249	$267,181

Depreciation and amortization
Publishing	$20,391	$18,714	$19,234
Broadcasting	26,655	24,171	23,697
Unallocated corporate	2,125	2,145	2,196
Total depreciation and amortization	$49,171	$45,030	$45,127

Assets
Publishing	$988,370	$981,781	$959,975
Broadcasting	926,785	953,437	955,546
Unallocated corporate	144,465	154,733	125,154
Total assets	$2,059,620	$2,089,951	$2,040,675

Capital expenditures
Publishing	$8,260	$5,610	$4,564
Broadcasting	16,605	34,018	20,055
Unallocated corporate	4,755	2,971	4,617
Total capital expenditures	$29,620	$42,599	$29,236

15.  Selected Quarterly Financial Data (unaudited)
Year ended June 30, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
Publishing	$329,522	$308,608	$323,474	$306,322	$1,267,926
Broadcasting	74,551	87,637	77,546	78,871	318,605
Total revenues	$404,073	$396,245	$401,020	$385,193	$1,586,531
Operating profit
Publishing	$55,433	$44,512	$64,692	$25,557	$190,194
Broadcasting	13,577	27,564	18,689	18,030	77,860
Unallocated corporate	(8,333)	(7,024)	(5,032)	(6,160)	(26,549)
Income from operations	$60,677	$65,052	$78,349	$37,427	$241,505

Earnings from continuing operations	$33,468	$35,213	$46,416	$19,008	$134,105
Discontinued operations	(98)	846	(332)	151	567
Net earnings	$33,370	$36,059	$46,084	$19,159	$134,672

Basic earnings per share
Earnings from continuing operations	$0.70	$0.74	$1.00	$0.42	$2.86
Net earnings	0.70	0.76	0.99	0.42	2.87

Diluted earnings per share
Earnings from continuing operations	0.68	0.73	0.98	0.41	2.82
Net earnings	0.68	0.75	0.97	0.41	2.83

Dividends per share	0.185	0.185	0.215	0.215	0.800

First quarter amounts differ from amounts previously reported in the Form 10-Q for the quarter ended September 30, 2007, due to the reclassification of amounts related to discontinued operations.

As a result of changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

Year ended June 30, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
Publishing	$305,448	$294,666	$323,321	$344,718	$1,268,153
Broadcasting	80,903	104,680	78,497	83,752	347,832
Total revenues	$386,351	$399,346	$401,818	$428,470	$1,615,985
Operating profit
Publishing	$47,828	$34,425	$64,379	$69,724	$216,356
Broadcasting	17,991	40,464	20,587	27,762	106,804
Unallocated corporate	(9,003)	(8,869)	(6,786)	(10,253)	(34,911)
Income from operations	$56,816	$66,020	$78,180	$87,233	$288,249

Earnings from continuing operations	$30,186	$35,817	$53,177	$49,650	$168,830
Discontinued operations	310	(790)	(7,868)	1,864	(6,484)
Net earnings	$30,496	$35,027	$45,309	$51,514	$162,346

Basic earnings per share
Earnings from continuing operations	$0.63	$0.75	$1.10	$1.03	$3.51
Net earnings	0.64	0.73	0.94	1.07	3.38

Diluted earnings per share
Earnings from continuing operations	0.62	0.73	1.08	1.01	3.44
Net earnings	0.62	0.72	0.92	1.05	3.31

Dividends per share	0.160	0.160	0.185	0.185	0.690

Fourth quarter amounts differ from amounts previously reported in the Form 10-K for the year ended June 30, 2007, due to the reclassification of amounts related to the restructuring charge, Book Group into the publishing segment.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2008	2007	2006	2005	2004	2003
(In thousands except per share data)
Results of operations
Revenues	$1,586,531	$1,615,985	$1,561,465	$1,217,300	$1,161,652	$1,080,104
Costs and expenses	1,295,855	1,282,706	1,249,157	954,472	934,318	881,795
Depreciation and amortization	49,171	45,030	45,127	34,991	35,243	36,340
Nonrecurring items	-	-	-	-	-	-
Income from operations	241,505	288,249	267,181	227,837	192,091	161,969
Net interest expense	(21,300)	(25,596)	(29,227)	(19,002)	(22,501)	(27,209)
Nonoperating income (expense)	-	-	-	-	-	(1,551)
Income taxes	(86,100)	(93,823)	(92,802)	(80,819)	(65,631)	(51,551)
Earnings from continuing operations	134,105	168,830	145,152	128,016	103,959	81,658
Discontinued operations	567	(6,484)	(360)	133	-	-
Cumulative effect of change in
accounting principle	-	-	-	893	-	(85,749)
Net earnings (loss)	$134,672	$162,346	$144,792	$129,042	$103,959	$(4,091)
Basic per share information
Earnings from continuing operations	$2.86	$3.51	$2.95	$2.57	$2.07	$1.64
Discontinued operations	0.01	(0.13)	(0.01)	-	-	-
Cumulative effect of change in
accounting principle	-	-	-	0.02	-	(1.72)
Net earnings (loss)	$2.87	$3.38	$2.94	$2.59	$2.07	$(0.08)
Diluted per share information
Earnings from continuing operations	$2.82	$3.44	$2.87	$2.50	$2.00	$1.59
Discontinued operations	0.01	(0.13)	(0.01)	-	-	-
Cumulative effect of change in
accounting principle	-	-	-	0.02	-	(1.67)
Net earnings (loss)	$2.83	$3.31	$2.86	$2.52	$2.00	$(0.08)
Average diluted shares outstanding	47,585	49,108	50,610	51,220	51,926	51,276
Other per share information
Dividends	$0.80	$0.69	$0.60	$0.52	$0.43	$0.37
Stock price-high	62.50	63.41	56.83	55.51	55.94	47.75
Stock price-low	28.01	45.04	46.50	44.51	43.65	33.42
Financial position at June 30,
Current assets	$403,090	$452,640	$431,520	$304,495	$314,014	$268,429
Working capital	(40,047)	(34,389)	(32,426)	(134,585)	(56,736)	(28,682)
Total assets	2,059,620	2,089,951	2,040,675	1,491,308	1,465,927	1,431,824
Long-term obligations
(including current portion)	513,327	505,653	601,499	285,884	332,953	419,574
Shareholders' equity	787,855	833,201	698,104	651,827	609,971	517,763
Number of employees at June 30,	3,572	3,166	3,161	2,706	2,696	2,633
Comparable basis reporting[1]
Earnings from continuing operations	$134,105	$168,830	$145,152	$128,016	$103,959	$81,658
Adjustment for SFAS 142
add back amortization, net of taxes	-	-	-	-	-	-
Adjusted earnings from continuing
operations	$134,105	$168,830	$145,152	$128,016	$103,959	$81,658
Adjusted earnings from continuing
operations
Per basic share	$2.86	$3.51	$2.95	$2.57	$2.07	$1.64
Per diluted share	2.82	3.44	2.87	2.50	2.00	1.59

1.

Meredith adopted SFAS 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Comparable basis reporting assumes the provisions of SFAS 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA (continued)

Years ended June 30,	2002	2001	2000	1999	1998
(In thousands except per share data)
Results of operations
Revenues	$987,829	$1,043,451	$1,089,470	$1,029,804	$1,004,922
Costs and expenses	825,630	848,007	861,415	823,063	822,477
Depreciation and amortization	53,640	51,572	52,349	44,083	36,840
Nonrecurring items	-	25,308	23,096	-	-
Income from operations	108,559	118,564	152,610	162,658	145,605
Net interest income expense	(32,589)	(31,901)	(33,751)	(21,287)	(13,387)
Nonoperating income (expense)	63,812	21,477	-	2,375	-
Income taxes	(54,095)	(41,809)	(53,048)	(59,054)	(56,319)
Earnings from continuing operations	85,687	66,331	65,811	84,692	75,899
Discontinued operations	-	-	-	-	-
Cumulative effect of change in
accounting principle	-	-	-	-	-
Net earnings (loss)	$85,687	$66,331	$65,811	$84,692	$75,899
Basic per share information
Earnings from continuing operations	$1.73	$1.33	$1.28	$1.62	$1.43
Discontinued operations	-	-	-	-	-
Cumulative effect of change in
accounting principle	-	-	-	-	-
Net earnings (loss)	$1.73	$1.33	$1.28	$1.62	$1.43
Diluted per share information
Earnings from continuing operations	$1.67	$1.29	$1.25	$1.58	$1.39
Discontinued operations	-	-		-	-
Cumulative effect of change in
accounting principle	-	-	-	-	-
Net earnings (loss)	$1.67	$1.29	$1.25	$1.58	$1.39
Average diluted shares outstanding	51,230	51,354	52,774	53,761	54,603
Other per share information
Dividends	$0.35	$0.33	$0.31	$0.29	$0.27
Stock price-high	45.00	38.97	42.00	48.50	46.94
Stock price-low	26.50	26.75	22.37	26.69	26.75
Financial position at June 30,
Current assets	$272,211	$291,082	$288,799	$256,175	$246,801
Working capital	(35,195)	(80,324)	(69,902)	(87,940)	(100,068)
Total assets	1,460,264	1,437,747	1,439,773	1,423,396	1,065,989
Long-term obligations
(including current portion)	429,331	505,758	541,146	564,573	244,607
Shareholders' equity	525,489	462,582	391,965	368,934	355,440
Number of employees at June 30,	2,569	2,616	2,703	2,642	2,559
Comparable basis reporting[1]
Earnings from continuing operations	$85,687	$66,331	$65,811	$84,692	$75,899
Adjustment for SFAS 142
add back amortization, net of taxes	11,998	12,106	12,603	9,592	7,617
Adjusted earnings from continuing
operations	$97,685	$78,437	$78,414	$94,284	$83,516
Adjusted earnings from continuing
operations
Per basic share	$1.97	$1.57	$1.53	$1.81	$1.58
Per diluted share	1.91	1.53	1.49	1.75	1.53

1.

Meredith adopted SFAS 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Comparable basis reporting assumes the provisions of SFAS 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods.

NOTES TO ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

General

Prior years are reclassified to conform to the current-year presentation.

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

Discontinued operations

Fiscal 2008 included the operations of and after-tax loss from the disposition of WFLI, which was sold in fiscal 2008; and the reversal of a portion of the prior year shut-down charges of Child magazine.
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

Changes in accounting principles

Fiscal 2005 reflected the adoption of SFAS 123R, Share-based Payment.
Fiscal 2003 reflected the adoption of SFAS 142, Goodwill and Other Intangible Assets.

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2008
Reserve for doubtful accounts	$10,248	$6,530	$-	$(5,669)	$11,109
Reserve for returns	10,754	34,123	-	(32,042)	12,835
Total	$21,002	$40,653	$-	$(37,711)	$23,944
Fiscal year ended June 30, 2007
Reserve for doubtful accounts	$7,699	$4,957	$-	$(2,408)	$10,248
Reserve for returns	12,115	23,798	-	(25,159)	10,754
Total	$19,814	$28,755	$-	$(27,567)	$21,002
Fiscal year ended June 30, 2006
Reserve for doubtful accounts	$5,634	$3,162	$-	$(1,097)	$7,699
Reserve for returns	9,571	30,628	-	(28,084)	12,115
Total	$15,205	$33,790	$-	$(29,181)	$19,814

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of June 30, 2008. On the basis of this evaluation, Meredith's Chief Executive and Principal Financial Officer has concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of that evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2008.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 43.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. Our Chief Financial Officer accepted a position with another company and resigned effective March 13, 2008. During the interim, the Company's Chief Executive Officer has assumed the duties of our Chief Financial Officer and will continue to do so until a replacement is hired.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2008, under the captions "Election of Directors," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance," and in Part I of this Form 10-K beginning on page 10 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2008, under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Director Compensation for Fiscal 2008," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2008, under the captions "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The following table sets forth information with respect to the Company's common stock that may be issued under all equity compensation plans of the Company in existence as of June 30, 2008. All of the equity compensation plans for which information is included in the following table have been approved by shareholders.
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	4,687,711	$ 44.60	3,101,658
Equity compensation plans not approved by shareholders	None	NA	None
Total	4,687,711	$ 44.60	3,101,658
NA - Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2008, under the captions "Related Person Transaction Policy and Procedures" and "Director Independence" and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2008, under the caption "Audit Committee Disclosure" and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 42 (Item 8).
(a)	Financial Statements, Financial Statement Schedule, and Exhibits

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2008 and 2007
Consolidated Statements of Earnings for the Years Ended June 30, 2008, 2007, and 2006
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the Years Ended June 30, 2008, 2007, and 2006
Notes to Consolidated Financial Statements
Eleven-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2008, 2007, and 2006

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

4.2

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

10.9

Form of Nonqualified Stock Option Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004.*

10.10

Letter employment agreement dated February 14, 2005, between Meredith Corporation and Paul A. Karpowicz is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 10, 2005.*

10.11

Form of Restricted Stock Unit Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 8, 2005.*

10.12

Employment Agreement dated January 20, 2006, between Meredith Corporation and
Stephen M. Lacy is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 30, 2006.*

10.13

Employment Agreement dated March 9, 2008, between Meredith Corporation and
John H. (Jack) Griffin, Jr. is incorporated herein by reference to the Company's Current Report on Form 8-K filed March 13, 2008.*

10.14	Meredith Corporation 2004 Stock Incentive Plan.*

10.15	Form of Restricted Stock Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan.*

10.16

Disclosure of cash awards, new salaries, and targets for cash bonuses for Executive Officers as of August 12, 2008, is incorporated herein by reference to the Company's Current Report on Form 8-K filed August 18, 2008.*

10.17

Form of Restricted Stock Award Agreement (performance based) between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to the Company's Current Report on Form 8-K filed August 18, 2008.*

10.18	Employment Agreement dated August 14, 2008, between Meredith Corporation and John S. Zieser is incorporated herein by reference to the Company's Current Report on Form 8-K filed August 18, 2008.*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Certification of Chief Executive and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ Stephen M. Lacy	/s/ William T. Kerr
Stephen M. Lacy, President and Chief Executive Officer and Director (Principal Executive, Accounting, and Financial Officer)	William T. Kerr, Chairman of the Board and Director

/s/ Herbert M. Baum	/s/ Mary Sue Coleman
Herbert M. Baum, Director	Mary Sue Coleman, Director

/s/ James R. Craigie	/s/ Alfred H. Drewes
James R. Craigie, Director	Alfred H. Drewes, Director

/s/ D. Mell Meredith Frazier	/s/ Frederick B. Henry
D. Mell Meredith Frazier, Director	Frederick B. Henry, Director

/s/ Joel W. Johnson	/s/ David J. Londoner
Joel W. Johnson, Director	David J. Londoner, Director

/s/ Philip A. Marineau	/s/ Elizabeth E. Tallett
Philip A. Marineau, Director	Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of August 22, 2008.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.14	Meredith Corporation 2004 Stock Incentive Plan.

10.15	Form of Restricted Stock Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31	Certification of Chief Executive and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 E-1