Form 10-Q
period 2008-09-30
MEREDITH CORP
filed 2008-10-29
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (515) 284-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2008
Common shares	35,953,128
Class B shares	9,163,915
Total common and Class B shares	45,117,043

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) September 30, 2008	June 30, 2008
(In thousands)
Current assets
Cash and cash equivalents	$28,670	$37,644
Accounts receivable, net	225,647	230,978
Inventories	50,111	44,085
Current portion of subscription acquisition costs	57,525	59,939
Current portion of broadcast rights	21,845	10,779
Other current assets	20,519	19,665
Total current assets	404,317	403,090
Property, plant, and equipment	454,207	446,935
Less accumulated depreciation	(252,538)	(247,147)
Net property, plant, and equipment	201,669	199,788
Subscription acquisition costs	62,053	60,958
Broadcast rights	7,781	7,826
Other assets	71,721	74,472
Intangible assets, net	778,532	781,154
Goodwill	532,407	532,332
Total assets	$2,058,480	$2,059,620

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$140,000	$75,000
Current portion of long-term broadcast rights payable	22,636	11,141
Accounts payable	83,842	79,028
Accrued expenses and other liabilities	104,612	102,707
Current portion of unearned subscription revenues	170,509	175,261
Total current liabilities	521,599	443,137
Long-term debt	325,000	410,000
Long-term broadcast rights payable	17,518	17,186
Unearned subscription revenues	157,393	157,872
Deferred income taxes	146,509	139,598
Other noncurrent liabilities	107,606	103,972
Total liabilities	1,275,625	1,271,765
Shareholders' equity
Series preferred stock	-	-
Common stock	35,953	36,295
Class B stock	9,164	9,181
Additional paid-in capital	49,711	52,693
Retained earnings	699,343	701,205
Accumulated other comprehensive loss	(11,316)	(11,519)
Total shareholders' equity	782,855	787,855
Total liabilities and shareholders' equity	$2,058,480	$2,059,620

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)
Three Months Ended September 30,	2008	2007
(In thousands except per share data)
Revenues
Advertising	$215,536	$254,335
Circulation	74,022	80,286
All other	80,880	69,452
Total revenues	370,438	404,073
Operating expenses
Production, distribution, and editorial	173,212	175,708
Selling, general, and administrative	148,923	155,570
Depreciation and amortization	10,858	12,118
Total operating expenses	332,993	343,396
Income from operations	37,445	60,677
Interest income	120	352
Interest expense	(5,434)	(6,163)
Earnings from continuing operations before income taxes	32,131	54,866
Income taxes	13,494	21,398
Earnings from continuing operations	18,637	33,468
Loss from discontinued operations, net of taxes	-	(98)
Net earnings	$18,637	$33,370

Basic earnings per share
Earnings from continuing operations	$0.41	$0.70
Discontinued operations	-	-
Basic earnings per share	$0.41	$0.70
Basic average shares outstanding	45,241	47,795

Diluted earnings per share
Earnings from continuing operations	$0.41	$0.68
Discontinued operations	-	-
Diluted earnings per share	$0.41	$0.68
Diluted average shares outstanding	45,368	48,828

Dividends paid per share	$0.215	$0.185

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity (Unaudited)
(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2008	$ 36,295	$ 9,181	$ 52,693	$ 701,205	$ (11,519)	$ 787,855
Net earnings Net earnings	-	-	-	18,637	-	18,637
Other comprehensive income, net	-	-	-	-	203	203
Total comprehensive income						18,840
Share-based incentive plan transactions	222	-	638	-	-	860
Purchases of Company stock	(579)	(2)	(7,095)	(8,115)	-	(15,791)
Share-based compensation	-	-	3,127	-	-	3,127
Conversion of Class B to common stock	15	(15)	-	-	-	-
Dividends paid, 21.5 cents per share
Common stock	-	-	-	(7,776)	-	(7,776)
Class B stock	-	-	-	(1,971)	-	(1,971)
Tax benefit from incentive plans	-	-	348	-	-	348
Adoption of EITF 06-10, net of tax	-	-	-	(2,637)	-	(2,637)
Balance at September 30, 2008	$ 35,953	$ 9,164	$ 49,711	$ 699,343	$ (11,316)	$ 782,855

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30,	2008	2007
(In thousands)
Cash flows from operating activities
Net earnings	$18,637	$33,370
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation	8,236	8,678
Amortization	2,622	3,583
Share-based compensation	3,127	3,206
Deferred income taxes	7,005	6,522
Amortization of broadcast rights	7,006	7,107
Payments for broadcast rights	(6,199)	(6,751)
Gain from dispositions of assets	(1,228)	-
Excess tax benefits from share-based payments	(853)	(39)
Changes in assets and liabilities	6,196	6,130
Net cash provided by operating activities	44,549	61,806
Cash flows from investing activities
Acquisitions of businesses	(726)	-
Additions to property, plant, and equipment	(9,608)	(4,273)
Proceeds from dispositions of assets	636	-
Net cash used in investing activities	(9,698)	(4,273)
Cash flows from financing activities
Proceeds from issuance of long-term debt	100,000	75,000
Repayments of long-term debt	(120,000)	(90,000)
Purchases of Company stock	(15,791)	(49,772)
Dividends paid	(9,747)	(8,830)
Proceeds from common stock issued	860	2,293
Excess tax benefits from share-based payments	853	39
Net cash used in financing activities	(43,825)	(71,270)
Net decrease in cash and cash equivalents	(8,974)	(13,737)
Cash and cash equivalents at beginning of period	37,644	39,220
Cash and cash equivalents at end of period	$28,670	$25,483

See accompanying Notes to Condensed Consolidated Financial Statement.

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

The condensed consolidated financial statements as of September 30, 2008, and for the three months ended September 30, 2008 and 2007, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2008, filed with the United States Securities and Exchange Commission (SEC).

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements (SFAS 157), which establishes a common definition for fair value in accordance with GAAP, and establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. Specifically, SFAS 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. SFAS 157 defines levels within the hierarchy as follows:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial delay is intended to provide all relevant parties additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.

The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of July 1, 2008. The adoption of these provisions did not have any impact on the Company's Condensed Consolidated Financial Statements, because the Company's existing fair value measurements are consistent with the guidance of SFAS 157. We are currently evaluating the impact of the provisions of SFAS 157 that relate to our nonfinancial assets and liabilities, which are effective for the Company as of July 1, 2009.

As of September 30, 2008, Meredith had interest rate swap agreements which converted $100 million of its variable-rate debt to fixed-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of September 30, 2008, the fair value of these interest rate swap agreements was a liability of $1.8 million based on significant other observable inputs (London Interbank Offered Rate (LIBOR)) within the fair value hierarchy. Fair value of interest rate swaps is based on a discounted cash flow analysis, predicated on forward LIBOR prices, of the estimated amounts the Company would have paid to terminate the swaps.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 is effective for the Company at the beginning of fiscal 2009. This statement permits us to choose to measure many financial instruments and certain other items at fair value. Upon the Company's adoption of SFAS 159 on July 1, 2008, we did not elect the fair value option for any financial instrument we did not already report at fair value.

The Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are effective for the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. We adopted EITF 06-10 on July 1, 2008, at which time we recorded a liability and a cumulative effect adjustment to the opening balance of retained earnings for $2.9 million ($2.6 million, net of tax). Future compensation charges and adjustments to the liability will be charged to earnings in the period incurred.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this interpretation as of the beginning of fiscal 2010 and is still evaluating the potential impact of adoption.

2.  Discontinued Operations

In April 2008, the Company completed its sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market. For fiscal 2008, the revenues and expenses, along with associated taxes, were removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statement of Earnings titled loss from discontinued operations, net of taxes. Revenues and expenses related to discontinued operations were as follows:

Three Months Ended September 30,	2007
(In thousands except per share data)
Revenues	$421
Costs and expenses	(582)
Loss before income taxes	(161)
Income taxes	63
Loss from discontinued operations	$(98)
Income from discontinued operations per share:
Basic	$-
Diluted	-

3.  Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 39 percent are under the last-in first-out (LIFO) method at September 30, 2008, and 44 percent at June 30, 2008.

(In thousands)	September 30, 2008	June 30, 2008
Raw materials	$30,529	$24,837
Work in process	22,251	19,890
Finished goods	7,788	8,388
	60,568	53,115
Reserve for LIFO cost valuation	(10,457)	(9,030)
Inventories	$50,111	$44,085

4.  Intangible Assets and Goodwill

Intangible assets consist of the following:
	September 30, 2008			June 30, 2008
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing segment
Noncompete agreements	$600	$(129)	$471	$3,134	$(2,621)	$513
Advertiser relationships	18,400	(8,543)	9,857	18,400	(7,886)	10,514
Customer lists	8,630	(1,428)	7,202	24,530	(16,783)	7,747
Other	3,014	(1,710)	1,304	3,014	(1,555)	1,459
Broadcasting segment
Network affiliation
agreements	218,559	(94,299)	124,260	218,559	(93,076)	125,483
Total	$249,203	$(106,109)	143,094	$267,637	$(121,921)	145,716
Intangible assets not
subject to amortization
Publishing segment
Trademarks			124,431			124,431
Broadcasting segment
FCC licenses			511,007			511,007
Total			635,438			635,438
Intangible assets, net			$778,532			$781,154

Amortization expense was $2.6 million for the three months ended September 30, 2008. Annual amortization expense for intangible assets is expected to be as follows:  $9.7 million in fiscal 2009, $9.3 million in fiscal 2010, $9.2 million in fiscal 2011, $8.9 million in fiscal 2012, and $6.2 million in fiscal 2013.

Changes in the carrying amount of goodwill were as follows:

Three Months Ended September 30,	2008			2007
(In thousands)	Publishing	Broadcasting	Total	Publishing	Broadcasting	Total

Balance at beginning of period	$ 449,734	$ 82,598	$ 532,332	$ 376,895	$ 82,598	$ 459,493
Adjustments	75	-	75	1,054	-	1,054
Balance at end of period	$ 449,809	$ 82,598	$ 532,407	$ 377,949	$ 82,598	$ 460,547

5.  Long-term Debt

Long-term debt consists of the following:
(In thousands)	September 30, 2008	June 30, 2008
Variable-rate credit facilities
Asset-backed commercial paper facility of $125 million, due 4/2/2011	$70,000	$35,000
Revolving credit facility of $150 million, due 10/7/2010	120,000	100,000

Private placement notes
4.50% senior notes, due 7/1/2008	-	75,000
4.57% senior notes, due 7/1/2009	100,000	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
4.70% senior notes, due 6/16/2011	50,000	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
Total long-term debt	465,000	485,000
Current portion of long-term debt	(140,000)	(75,000)
Long-term debt	$325,000	$410,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At September 30, 2008, $177.5 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 5.0 percent at September 30, 2008, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date.

In fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. Under the swaps the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 3.76 percent at September 30, 2008) on $100 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). Unrealized gains or losses on cash flow hedges are recorded in comprehensive income to the extent the cash flow hedges are effective. No material ineffectiveness existed at September 30, 2008. The fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreements. At September 30, 2008, the swaps had a fair value to the Company of a liability of $1.8 million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Management does not expect any counterparties to fail to meet their obligations given the strong creditworthiness of the counterparties to the agreements.

6.  Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:
	Pension		Postretirement
Three Months Ended September 30,	2008	2007	2008	2007
(In thousands)
Service cost	$2,181	$1,929	$115	$116
Interest cost	1,436	1,241	245	236
Expected return on plan assets	(2,331)	(2,464)	-	-
Prior service cost amortization	210	148	(184)	(184)
Actuarial loss amortization	155	44	-	6
Net periodic benefit costs	$1,651	$898	$176	$174

7.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings, changes in the fair value of interest rate swap agreements, and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended September 30, 2008 and 2007, was $18.8 million and $32.4 million, respectively.

8.  Earnings per Share

The following table presents the calculations of earnings per share:

Three Months Ended September 30,	2008	2007
(In thousands except per share data)
Earnings from continuing operations	$18,637	$33,468
Basic average shares outstanding	45,241	47,795
Dilutive effect of stock options and equivalents	127	1,033
Diluted average shares outstanding	45,368	48,828
Earnings per share from continuing operations
Basic earnings per share	$0.41	$0.70
Diluted earnings per share	0.41	0.68

For the three months ended September 30, antidilutive options excluded from the above calculations totaled 4,823,000 options in 2008 (with a weighted average exercise price of $42.95) and 259,000 options in 2007 (with a weighted average exercise price of $53.91).

In the three months ended September 30, 2007, options were exercised to purchase 34,000 shares. No options were exercised in the three months ended September 30, 2008.

 9.  Segment Information

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments:  publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The broadcasting segment consists primarily of the operations of network-affiliated television stations. There are no material intersegment transactions. There have been no changes in the basis of segmentation since June 30, 2008.

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

The following table presents financial information by segment:

Three Months Ended September 30,	2008	2007
(In thousands)
Revenues
Publishing	$300,035	$329,522
Broadcasting	70,403	74,551
Total revenues	$370,438	$404,073

Operating profit
Publishing	$33,184	$55,433
Broadcasting	10,696	13,577
Unallocated corporate	(6,435)	(8,333)
Income from operations	$37,445	$60,677

Depreciation and amortization
Publishing	$3,828	$5,200
Broadcasting	6,069	6,378
Unallocated corporate	961	540
Total depreciation and amortization	$10,858	$12,118

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the United States (U. S.) and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 81 percent of the Company's $370.4 million in revenues in the first three months of fiscal 2009 while broadcasting revenues totaled 19 percent.

PUBLISHING

Advertising revenues made up 49 percent of publishing's first quarter revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 25 percent of publishing's fiscal 2009 first three months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 26 percent of publishing revenues came from a variety of activities that included the sale of books and integrated marketing services as well as brand licensing, and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING

Broadcasting derives almost all of its revenues-96 percent in the first three months of fiscal 2009-from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST QUARTER FISCAL 2009 FINANCIAL OVERVIEW

  Both magazine and broadcasting advertising revenues were affected by a nationwide slowdown in the demand for advertising. As a result, publishing revenues and operating profit decreased 9 percent and 40 percent, respectively; broadcasting revenues and operating profit declined 6 percent and 21 percent, respectively.
  Other revenues increased a strong 16 percent reflecting growth in revenues in our integrated marketing operation and in broadcasting retransmission fees. Other revenues increased from 17 percent of revenues in the first quarter of fiscal 2008 to 22 percent of revenues in the first quarter of fiscal 2009.

  Diluted earnings per share declined 40 percent to $0.41 from prior-year first quarter earnings of $0.68.
  We spent $15.8 million to repurchase 581,000 shares of our common stock.

DISCONTINUED OPERATIONS

In fiscal 2008, the Company completed the sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market. Loss from discontinued operations represents the operating results, net of taxes, of WFLI. The revenues and expenses, along with associated taxes, were removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Earnings titled loss from discontinued operations, net of taxes. Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.

USE OF NON-GAAP FINANCIAL MEASURES

These consolidated financial statements, including the related notes, are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Our analysis of broadcasting segment results includes references to earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our broadcasting segment. EBITDA is a common measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Broadcasting segment EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

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

RESULTS OF OPERATIONS

Three Months Ended September 30,	2008	2007	Change
(In thousands)
Total revenues	$370,438	$404,073	(8)%
Operating expenses	332,993	343,396	(3)%
Income from operations	$37,445	$60,677	(38)%
Net earnings	$18,637	$33,370	(44)%
Diluted earnings per share	$0.41	$0.68	(40)%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments and an analysis of the consolidated results of operations for the three months ended September 30, 2008, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

PUBLISHING

Publishing operating results were as follows:

Three Months Ended September 30,	2008	2007	Change
(In thousands)
Advertising revenue	$148,017	$180,771	(18)%
Circulation revenue	74,022	80,286	(8)%
Other revenue	77,996	68,465	14%
Total revenues	300,035	329,522	(9)%
Operating expenses	266,851	274,089	(3)%
Operating profit	$33,184	$55,433	(40)%
Operating profit margin	11.1%	16.8%

Revenues
Declines in advertising revenue and circulation revenue of 18 percent and 8 percent, respectively, more than offset a 14 percent increase in other revenue.

While magazine advertising pages and revenues were down at nearly all titles, average net revenue per page grew at most titles. Overall average net revenue per page increased 3 percent in the first quarter. Total magazine advertising pages were down 21 percent in the quarter; magazine advertising revenues were down 19 percent. Among our core advertising categories, toiletries and cosmetics showed strength while demand was weaker for most other categories. Online advertising revenues in our interactive media operations declined 8 percent due to the slowdown in demand.

Magazine circulation revenues decreased 8 percent, reflecting a decline of 3 percent in subscription revenue and a decline of 20 percent in newsstand revenues. The continued decrease in subscription revenues was anticipated due to the Company's ongoing initiative to move Family Circle, Parents, and Fitness to our direct-to-publisher circulation model. These three titles accounted for the entire decrease in subscription revenues. The decrease in newsstand revenues is primarily due to a decline in the newsstand revenues of Family Circle due to rack spending, a change in the mix of and a reduction in the number of special interest publications and craft titles, and a weaker newsstand market that affected our large and mid-size books' newsstand revenues.

Integrated marketing revenues increased 45 percent in the quarter due to the acquisition of Big Communications in June 2008, and growth in the traditional and on-line integrated marketing operations from expanding certain relationships. Revenues from other sources, such as magazine royalties and licensing, also increased in the first quarter of fiscal 2009. The introduction of the Better Homes and Gardens line of home products, available now exclusively at Wal-Mart, fueled this growth. These increases were partially offset by decreases in book revenues in Meredith Retail. Book revenues declined over 40 percent as compared to the prior year first quarter primarily due to a significant reduction in the number of new book releases. As previously announced, our book business is now focusing operations on its core content areas of cooking, gardening, remodeling, and decorating on behalf of our owned and clients' brands. As a result of the changes in integrated marketing, brand licensing, and book operations, other publishing revenues increased 14 percent in the first quarter of fiscal 2009.

Operating Expenses
Publishing operating costs decreased 3 percent. Paper, processing, postage and other delivery expenses, subscription acquisition costs, book manufacturing costs, and amortization expense declined in the quarter. Decreases in paper consumption due to a decline in advertising pages sold more than offset increases in paper prices of 22 percent. These costs reductions were partially offset by a higher inventory LIFO reserve and increased depreciation expense. Employee compensation costs were up as a result of higher staff levels due to the integrated marketing acquisitions and higher compensation levels due to annual merit increases, while performance-based incentive expense declined. Integrated marketing production expenses also increased due to the growth in integrated marketing revenues.

Operating Profit
Publishing operating profit decreased 40 percent. Declines in operating profit in our magazine operations, interactive operations and book business more than offset strong operating profit growth from our integrated marketing operations. Magazine circulation contribution declined less than 3 percent for the quarter; circulation contribution margin was higher in the quarter. Management believes the declines in our magazine and interactive operations were a result of the general economic downturn.

BROADCASTING

Broadcasting operating results were as follows:

Three Months Ended September 30,	2008	2007	Change
(In thousands)
Non-political advertising revenues	$61,648	$72,492	(15)%
Political advertising revenues	5,871	1,072	448%
Other revenues	2,884	987	192%
Total revenues	70,403	74,551	(6)%
Operating expenses	59,707	60,974	(2)%
Operating profit	$10,696	$13,577	(21)%
Operating profit margin	15.2%	18.2%

Revenues
Broadcasting revenues declined 6 percent. Net political advertising revenues totaled $5.9 million in the current quarter compared with $1.1 million in net political advertising revenues in the prior-year quarter. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues decreased 15 percent. As compared to the prior year, local non-political advertising declined 13 percent while national non-political advertising decreased 20 percent. Online advertising, a small but growing percentage of broadcasting advertising revenues, increased more than 20 percent as compared to the prior-year. Online advertising revenues were flat as compared to the prior-year quarter.

Operating Expenses
Broadcasting costs decreased 2 percent in the first quarter of fiscal 2009 primarily due to a credit to expenses for a gain on the Sprint Nextel Corporation equipment exchange. This gain represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged. Lower performance-based incentive accruals and share-based compensation, depreciation expense, machinery repairs and maintenance, legal expenses, and advertising and promotion expenses were offset by higher employee compensation costs, bad debt expense, and studio production expenses.

Operating Profit
 Broadcasting operating profit declined 21 percent compared with the prior-year period. The decline reflected weakened economic conditions and their effect on non-political advertising revenues.

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

Three Months Ended September 30,	2008	2007
(In thousands)
Revenues	$70,403	$74,551
Operating profit	$10,696	$13,577
Depreciation and amortization	6,069	6,378
EBITDA	$16,765	$19,955
EBITDA margin	23.8%	26.8%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Three Months Ended September 30,	2008	2007	Change
(In thousands)
Unallocated corporate expenses	$6,435	$8,333	(23)%

Unallocated corporate expenses decreased 23 percent as decreases in performance-based incentive expenses and Meredith Foundation charitable contributions more than offset increases in pension costs, legal expenses, share-based compensation, and consulting fees. The increase in share-based compensation is due to certain employees becoming retirement eligible in the current fiscal year and thus their share-based compensation expense is being fully expensed during the current fiscal year.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended September 30,	2008	2007	Change
(In thousands)
Production, distribution, and editorial	$173,212	$175,708	(1)%
Selling, general, and administrative	148,923	155,570	(4)%
Depreciation and amortization	10,858	12,118	(10)%
Operating expenses	$332,993	$343,396	(3)%

First quarter production, distribution, and editorial costs decreased 1 percent. Declines in paper, processing, postage and other delivery expenses, and book manufacturing more than offset increases in integrated marketing production expenses, LIFO reserve expense, and broadcasting production expenses.

First quarter selling, general, and administrative expenses decreased 4 percent primarily due to declines in performance-based incentive accruals, Meredith Foundation charitable contributions, and subscription acquisition costs. Partially offsetting these declines were increases in pension costs, legal expenses, consulting fees, and bad debt expense.

Depreciation and amortization expenses decreased 10 percent primarily due to the customer list intangibles acquired with the acquisition of certain titles from Gruner + Jahr Printing & Publishing Co. in fiscal 2006 being fully amortized in fiscal 2008.

Income from Operations
Income from operations decreased 38 percent in the first quarter of fiscal 2009 reflecting weakened economic conditions and their effect on advertising revenues in the quarter partially offset by strong growth in the integrated marketing business and reduced operating expenses.

Net Interest Expense
Net interest expense declined to $5.3 million in the fiscal 2009 first quarter compared with $5.8 million in the comparable prior-year quarter due to lower average interest rates. Average long-term debt outstanding was approximately $470 million in both the current and prior year quarter.

Income Taxes
Our effective tax rate was 42.0 percent in the first quarter of fiscal 2009 as compared to 39.0 percent in the prior-year first quarter. While the effective rate is expected to fluctuate quarter to quarter, on a full year basis the Company estimates its fiscal 2009 annual effective tax rate will be approximately 39.5 percent. The Company projects the effective tax rate for the year and then, based upon projected operating income for each quarter, raises or lowers the tax expense recorded in that quarter to reflect the projected tax rate.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations
Earnings from continuing operations were $18.6 million ($0.41 per diluted share), a decrease of 44 percent from fiscal 2008 first quarter earnings from continuing operations of $33.5 million ($0.68 per diluted share). The decline primarily reflected weakened economic conditions and their effect on advertising revenues and an increased effective tax rate partially offset by strong growth in the integrated marketing business and reduced operating expenses.

Discontinued Operations
In April 2008, the Company completed its sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market. Loss from discontinued operations represents the operating results, net of taxes, of WFLI. For fiscal 2008, the revenues and expenses, along with associated taxes, were removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statement of Earnings titled loss from discontinued operations, net of taxes. Revenues and expenses related to discontinued operations were as follows:

Three Months Ended September 30,	2007
(In thousands except per share data)
Revenues	$421
Costs and expenses	(582)
Loss before income taxes	(161)
Income taxes	63
Loss from discontinued operations	$(98)
Income from discontinued operations per share:
Basic	$-
Diluted	-

Net Earnings and Earnings per Share
Net earnings were $18.6 million ($0.41 per diluted share) in the quarter ended September 30, 2008, down 44 percent from $33.4 million ($0.68 per diluted share) in the comparable prior-year quarter. The decline in the quarter reflected primarily weakened economic conditions and their effect on advertising revenues partially offset by strong growth in the integrated marketing business. In addition, lower net earnings were partially offset by the accretive effect of the reduction in Meredith's average diluted shares outstanding. Average basic shares outstanding decreased 5 percent as a result of our ongoing share repurchase program and average diluted shares outstanding decreased 7 percent as a result of our share repurchase program and lower dilutive effects from potential common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended September 30,	2008	2007	Change
(In thousands)
Net earnings	$18,637	$33,370	(44)%
Cash flows from operations	$44,549	$61,806	(28)%
Cash flows used in investing	(9,698)	(4,273)	127%
Cash flows used in financing	(43,825)	(71,270)	(39)%
Net decrease in cash and cash equivalents	$(8,974)	(13,737)	(35)%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. We have up to $30 million remaining available under our revolving credit facility and up to $55 million available under our asset-backed commercial paper facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $9.0 million in the first three months of fiscal 2009; they decreased $13.7 million in the comparable period of fiscal 2008. In both periods, net cash provided by operating activities was used for common stock repurchases, capital investments, debt repayments, and dividends.

Operating Activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as book, integrated marketing, and licensing. Operating cash outflows include payments to vendors and employees and interest, pension, and income tax payments. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee compensation costs and benefits, and other services and supplies.

Cash provided by operating activities totaled $44.5 million in the first three months of fiscal 2009 compared with $61.8 million in the first three months of fiscal 2008. The decrease in cash provided by operating activities was due primarily to lower net earnings, a decrease in the add back for depreciation and amortization expense, and the recording of a non-cash gain on the disposal of assets in the current quarter.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $9.7 million in the first three months of fiscal 2009 from $4.3 million in the prior-year period. The increase primarily reflected more cash spent on the acquisition of property, plant, and equipment due to the digital and high definition conversions being completed at the Company's broadcast stations.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $43.8 million in the three months ended September 30, 2008, compared with $71.3 million for the three months ended September 30, 2007. In the first quarter of fiscal 2009, $15.8 million was used to purchase common stock and long-term debt was reduced by a net $20 million, whereas in the first quarter of fiscal 2008, $49.8 million was used to purchase common stock and long-term debt was reduced by a net $15 million.

Long-term Debt
At September 30, 2008, long-term debt outstanding totaled $465 million ($275 million in fixed-rate unsecured senior notes, $120 million outstanding under a revolving credit facility, and $70 million under an asset-backed commercial paper facility). Of the senior notes, $100 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 4.71 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender plus a fixed spread. The asset-backed commercial paper facility has a capacity of up to $125 million and renews annually until April 2, 2011, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 4.72 percent at September 30, 2008, after taking into account the effect of outstanding interest rate swap agreements. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 3.76 percent at September 30, 2008) on $100 million notional amount of indebtedness. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at September 30, 2008, and expects to remain so in the future.

Contractual Obligations
As of September 30, 2008, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $15.8 million in the first quarter of fiscal 2009 to repurchase 581,000 shares of common stock at then current market prices. We spent $49.8 million to repurchase 904,000 shares in the first quarter of fiscal 2008. We expect to continue repurchasing shares from time to time subject to market conditions. As of September 30, 2008, approximately 1.8 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2008.

Dividends
Dividends paid in the first quarter of fiscal 2009 totaled $9.7 million, or 21.5 cents per share, compared with dividend payments of $8.8 million, or 18.5 cents per share, in the first quarter of fiscal 2008.

Capital Expenditures
Spending for property, plant, and equipment totaled $9.6 million in the first three months of fiscal 2009 compared with prior-year first quarter spending of $4.3 million. Current year spending represents primarily digital and high definition conversions being completed at all of the Company's broadcast stations. Prior year spending primarily related to replacements of and investments in information technology and digital broadcasting equipment. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2008. As of September 30, 2008, the Company's critical accounting policies had not changed from June 30, 2008.

ACCOUNTING AND REPORTING DEVELOPMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements (SFAS 157), which establishes a common definition for fair value in accordance with GAAP, and establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. Specifically, SFAS 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. SFAS 157 defines levels within the hierarchy as follows:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial delay is intended to provide all relevant parties additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.

The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of July 1, 2008. The adoption of these provisions did not have any impact on the Company's Condensed Consolidated Financial Statements, because the Company's existing fair value measurements are consistent with the guidance of SFAS 157. We are currently evaluating the impact of the provisions of SFAS 157 that relate to our nonfinancial assets and liabilities, which are effective for the Company as of July 1, 2009.

As of September 30, 2008, Meredith had interest rate swap agreements which converted $100 million of its variable-rate debt to fixed-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of September 30, 2008, the fair value of these interest rate swap agreements was a liability of $1.8 million based on significant other observable inputs (London Interbank Offered Rate (LIBOR)) within the fair value hierarchy. Fair value of interest rate swaps is based on a discounted cash flow analysis, predicated on forward LIBOR prices, of the estimated amounts the Company would have paid to terminate the swaps.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 is effective for the Company at the beginning of fiscal 2009. This statement permits us to choose to measure many financial instruments and certain other items at fair value. Upon the Company's adoption of SFAS 159 on July 1, 2008, we did not elect the fair value option for any financial instrument we did not already report at fair value.

The Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are effective for the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. We adopted EITF 06-10 on July 1, 2008, at which time we recorded a liability and a cumulative effect adjustment to the opening balance of retained earnings for $2.9 million ($2.6 million, net of tax). Future compensation charges and adjustments to the liability will be charged to earnings in the period incurred.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this interpretation as of the beginning of fiscal 2010 and is still evaluating the potential impact of adoption.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 2008, for a more complete discussion of these risks.

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At September 30, 2008, Meredith had outstanding $275 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $279.6 million from $277.3 million at September 30, 2008.

At September 30, 2008, $190 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.8 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a fair value of a loss of $2.2 million compared to the current fair value of a loss of $1.8 million at September 30, 2008. We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2008.

Item 4.	Controls and Procedures

Meredith's Chief Executive and Principal Financial Officer has concluded, based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended September 30, 2008.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
July 1 to July 31, 2008	272,796	$ 26.22	272,796	2,104,965
August 1 to August 31, 2008	166,084	27.37	166,084	1,938,881
September 1 to September 30, 2008	142,336	28.75	142,336	1,796,545
Total	581,216	27.17	581,216	1,796,545
[1]	Column (a), Total number of shares purchased includes the following purchases of Class B common stock: 196 in July 2008, 1,091 in August 2008, and 1,169 in September 2008.

In August 2006, Meredith announced the Board of Directors had authorized the repurchase of up to 3.0 million additional shares of the Company's stock through public and private transactions. In July 2008, the repurchases under this authorization were completed.

In May 2008, Meredith announced the Board of Directors had authorized the repurchase of up to 2.0 million additional shares of the Company's stock through public and private transactions.

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

MEREDITH CORPORATION
Registrant

/s/ Stephen M. Lacy

Stephen M. Lacy
President and Chief Executive Officer
(Principal Executive, Accounting, and Financial Officer)

Date:	October 29, 2008

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

31	Certification of Chief Executive and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  E-1