Form 10-Q
period 2008-12-31
MEREDITH CORP
filed 2009-01-22
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at December 31, 2008
Common shares	35,794,997
Class B shares	9,160,735
Total common and Class B shares	44,955,732

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
Assets	(Unaudited) December 31, 2008	June 30, 2008
(In thousands)
Current assets
Cash and cash equivalents	$33,359	$37,644
Accounts receivable, net	217,091	230,978
Inventories	40,659	44,085
Current portion of subscription acquisition costs	60,988	59,939
Current portion of broadcast rights	17,391	10,779
Other current assets	20,500	19,665
Total current assets	389,988	403,090
Property, plant, and equipment	457,469	446,935
Less accumulated depreciation	(258,292)	(247,147)
Net property, plant, and equipment	199,177	199,788
Subscription acquisition costs	60,588	60,958
Broadcast rights	6,816	7,826
Other assets	73,653	74,472
Intangible assets, net	777,309	781,154
Goodwill	531,256	532,332
Total assets	$2,038,787	$2,059,620

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$130,000	$75,000
Current portion of long-term broadcast rights payable	18,702	11,141
Accounts payable	67,174	79,028
Accrued expenses and other liabilities	101,589	102,707
Current portion of unearned subscription revenues	177,263	175,261
Total current liabilities	494,728	443,137
Long-term debt	325,000	410,000
Long-term broadcast rights payable	15,512	17,186
Unearned subscription revenues	160,124	157,872
Deferred income taxes	153,303	139,598
Other noncurrent liabilities	107,215	103,972
Total liabilities	1,255,882	1,271,765
Shareholders' equity
Series preferred stock	-	-
Common stock	35,795	36,295
Class B stock	9,161	9,181
Additional paid-in capital	50,365	52,693
Retained earnings	699,948	701,205
Accumulated other comprehensive loss	(12,364)	(11,519)
Total shareholders' equity	782,905	787,855
Total liabilities and shareholders' equity	$2,038,787	$2,059,620

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months		Six Months
Periods Ended December 31,	2008	2007	2008	2007
(In thousands except per share data)
Revenues
Advertising	$204,213	$239,256	$419,749	$493,591
Circulation	69,274	72,959	143,296	153,245
All other	92,753	84,030	173,633	153,482
Total revenues	366,240	396,245	736,678	800,318
Operating expenses
Production, distribution, and editorial	165,744	166,122	338,956	341,830
Selling, general, and administrative	161,735	153,046	310,658	308,616
Depreciation and amortization	10,778	12,025	21,636	24,143
Total operating expenses	338,257	331,193	671,250	674,589
Income from operations	27,983	65,052	65,428	125,729
Interest income	107	296	227	648
Interest expense	(5,353)	(5,734)	(10,787)	(11,897)
Earnings from continuing operations before income taxes	22,737	59,614	54,868	114,480
Income taxes	10,194	24,401	23,688	45,799
Earnings from continuing operations	12,543	35,213	31,180	68,681
Income from discontinued operations, net of taxes	-	846	-	748
Net earnings	$12,543	$36,059	$31,180	$69,429

Basic earnings per share
Earnings from continuing operations	$0.28	$0.74	$0.69	$1.44
Discontinued operations	-	0.02	-	0.02
Basic earnings per share	$0.28	$0.76	$0.69	$1.46
Basic average shares outstanding	44,951	47,287	45,096	47,541

Diluted earnings per share
Earnings from continuing operations	$0.28	$0.73	$0.69	$1.41
Discontinued operations	-	0.02	-	0.02
Diluted earnings per share	$0.28	$0.75	$0.69	$1.43
Diluted average shares outstanding	45,072	48,325	45,219	48,576

Dividends paid per share	$0.215	$0.185	$0.430	$0.370

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity (Unaudited)
(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2008	$ 36,295	$ 9,181	$ 52,693	$ 701,205	$ (11,519)	$ 787,855
Net earnings	-	-	-	31,180	-	31,180
Other comprehensive loss, net	-	-	-	-	(845)	(845)
Total comprehensive income						30,335

Share-based incentive plan transactions	345	-	2,112	-	-	2,457
Purchases of Company stock	(863)	(2)	(10,327)	(10,370)	-	(21,562)
Share-based compensation	-	-	6,079	-	-	6,079
Conversion of Class B to common stock	18	(18)	-	-	-	-
Dividends paid, 43 cents per share
Common stock	-	-	-	(15,489)	-	(15,489)
Class B stock	-	-	-	(3,941)	-	(3,941)
Tax benefit from incentive plans	-	-	(192)	-	-	(192)
Adoption of EITF 06-10, net of tax	-	-	-	(2,637)	-	(2,637)
Balance at December 31, 2008	$ 35,795	$ 9,161	$ 50,365	$ 699,948	$ (12,364)	$ 782,905

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended December 31,	2008	2007
(In thousands)
Cash flows from operating activities
Net earnings	$31,180	$69,429
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation	16,782	17,251
Amortization	4,854	7,159
Share-based compensation	6,079	6,404
Deferred income taxes	15,853	14,589
Amortization of broadcast rights	13,035	13,642
Payments for broadcast rights	(12,751)	(13,715)
Gain from dispositions of assets	(1,758)	-
Provision for write-down of impaired assets	5,602	-
Excess tax benefits from share-based payments	(966)	(360)
Changes in assets and liabilities	5,118	28,520
Net cash provided by operating activities	83,028	142,919
Cash flows from investing activities
Acquisitions of businesses	(5,195)	(1,920)
Additions to property, plant, and equipment	(15,185)	(10,210)
Proceeds from dispositions of assets	636	-
Net cash used in investing activities	(19,744)	(12,130)
Cash flows from financing activities
Proceeds from issuance of long-term debt	120,000	90,000
Repayments of long-term debt	(150,000)	(145,000)
Purchases of Company stock	(21,562)	(77,482)
Dividends paid	(19,430)	(17,607)
Proceeds from common stock issued	2,457	9,442
Excess tax benefits from share-based payments	966	360
Net cash used in financing activities	(67,569)	(140,287)
Net decrease in cash and cash equivalents	(4,285)	(9,498)
Cash and cash equivalents at beginning of period	37,644	39,220
Cash and cash equivalents at end of period	$33,359	$29,722

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

The condensed consolidated financial statements as of December 31, 2008, and for the three and six months ended December 31, 2008 and 2007, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2008, filed with the United States Securities and Exchange Commission.

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

As of December 31, 2008, Meredith had interest rate swap agreements that converted $100 million of its variable-rate debt to fixed-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of December 31, 2008, the fair value of these interest rate swap agreements was a liability of $3.5 million based on significant other observable inputs (London Interbank Offered Rate (LIBOR)) within the fair value hierarchy. Fair value of the interest rate swaps is based on a discounted cash flow analysis, predicated on forward LIBOR prices, of the estimated amounts the Company would have paid to terminate the swaps.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 was effective for the Company at the beginning of fiscal 2009. This statement permitted a choice to measure many financial instruments and certain other items at fair value. Upon the Company's adoption of SFAS 159 on July 1, 2008, we did not elect the fair value option for any financial instrument that was not already reported at fair value.

The Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are applicable in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. We adopted EITF 06-10 on July 1, 2008, at which time we recorded a liability and a cumulative effect adjustment to the opening balance of retained earnings for $2.9 million ($2.6 million, net of tax). Future compensation charges and adjustments to the liability will be charged to earnings in the period incurred.

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

2.  Restructuring and Discontinued Operations

Restructuring

In December 2008, in response to a weakening economy and a widespread advertising downturn, management committed to additional actions against our previously announced performance improvement plan that included a companywide workforce reduction, the closing of Country Home magazine, effective with the March 2009 issue, and relocating the creative functions of the ReadyMade brand and Parents.com to Des Moines, Iowa. In connection with this plan, the Company recorded a restructuring charge of $15.8 million, including severance costs of $10.0 million, the write-down of various assets of Country Home magazine of $5.6 million, and other accruals of $0.2 million. The majority of the asset write-down charge relates to the write-off of deferred subscription acquisition costs. Severance costs relate to the involuntary termination of employees. The plan affected approximately 275 employees. The majority of severance costs will be paid out over the next 12 months.

Details of changes in the Company's restructuring accrual since June 30, 2008, are as follows:

Six Months Ended December 31,	2008
(In thousands)
Balance at June 30, 2008	$1,877
Severance accrual	10,010
Other accrual	182
Cash payments	(800)
Balance at December 31, 2008	$11,269

Discontinued Operations

In April 2008, the Company completed the sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market. For fiscal 2008, the revenues and expenses, along with associated taxes, were removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statement of Earnings titled loss from discontinued operations, net of taxes. In addition, income from discontinued operations includes the effect of the reversal of a portion of the restructuring charge recorded in fiscal 2007 related to the discontinuation of the print operations of Child magazine. This reversal was a result of changes in the estimated net costs for vacated leased space and employee severance. It is reflected in the special items line in the following table.

Revenues and expenses related to discontinued operations were as follows:

Periods Ended December 31, 2007	Three Months	Six Months
(In thousands except per share data)
Revenues	$443	$864
Costs and expenses	(645)	(1,227)
Special items	1,588	1,588
Income before income taxes	1,386	1,225
Income taxes	(540)	(477)
Income from discontinued operations	$846	$748
Income per share from discontinued operations
Basic	$0.02	$0.02
Diluted	0.02	0.02

3.  Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 48 percent and 44 percent are under the last-in first-out (LIFO) method at December 31, 2008, and June 30, 2008, respectively.

(In thousands)	December 31, 2008	June 30, 2008
Raw materials	$21,371	$24,837
Work in process	23,873	19,890
Finished goods	5,692	8,388
	50,936	53,115
Reserve for LIFO cost valuation	(10,277)	(9,030)
Inventories	$40,659	$44,085

4.  Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2008			June 30, 2008
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing segment
Noncompete agreements	$480	$(158)	$322	$3,134	$(2,621)	$513
Advertiser relationships	18,400	(9,200)	9,200	18,400	(7,886)	10,514
Customer lists	9,230	(1,593)	7,637	24,530	(16,783)	7,747
Other	3,544	(1,869)	1,675	3,014	(1,555)	1,459
Broadcasting segment
Network affiliation
agreements	218,559	(95,522)	123,037	218,559	(93,076)	125,483
Total	$250,213	$(108,342)	141,871	$267,637	$(121,921)	145,716
Intangible assets not
subject to amortization
Publishing segment
Trademarks			124,431			124,431
Broadcasting segment
FCC licenses			511,007			511,007
Total			635,438			635,438
Intangible assets, net			$777,309			$781,154

Amortization expense was $4.9 million for the six months ended December 31, 2008. Annual amortization expense for intangible assets is expected to be as follows:  $9.6 million in fiscal 2009, $9.4 million in fiscal 2010, $9.3 million in fiscal 2011, $9.0 million in fiscal 2012, and $6.3 million in fiscal 2013.

Changes in the carrying amount of goodwill were as follows:

Six Months Ended December 31,	2008			2007
(In thousands)	Publishing	Broadcasting	Total	Publishing	Broadcasting	Total

Balance at beginning of period	$ 449,734	$ 82,598	$ 532,332	$ 376,895	$ 82,598	$ 459,493
Acquisitions	16	-	16	40,103	-	40,103
Adjustments	(1,092)	-	(1,092)	1,050	-	1,050
Balance at end of period	$ 448,658	$ 82,598	$ 531,256	$ 418,048	$ 82,598	$ 500,646

In accordance with SFAS 142, Goodwill and Other Intangible Assets, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company is required to evaluate the carrying value of goodwill and long-lived assets for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. Due to the current economic environment, indicators emerged that led the Company to conclude that impairment testing was required during the second quarter of fiscal 2009. Accordingly, the Company performed interim tests of impairment and, based on the results of this testing, concluded that no impairment existed as of December 31, 2008. The Company will perform its annual tests for impairment during the fourth quarter of fiscal 2009.

5.  Long-term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2008	June 30, 2008
Variable-rate credit facilities
Asset-backed commercial paper facility of $125 million, due 4/2/2011	$80,000	$35,000
Revolving credit facility of $150 million, due 10/7/2010	100,000	100,000

Private placement notes
4.50% senior notes, due 7/1/2008	-	75,000
4.57% senior notes, due 7/1/2009	100,000	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
4.70% senior notes, due 6/16/2011	50,000	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
Total long-term debt	455,000	485,000
Current portion of long-term debt	(130,000)	(75,000)
Long-term debt	$325,000	$410,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At December 31, 2008, $197.3 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at December 31, 2008, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date.

In fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. Under the swaps the Company pays, on a quarterly basis, fixed rates of interest (average 4.69 percent) and receives variable rates of interest based on the three-month LIBOR rate (average of 1.46 percent at December 31, 2008) on $100 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). Unrealized gains or losses on cash flow hedges are recorded in comprehensive income to the extent the cash flow hedges are highly effective. No material ineffectiveness existed at December 31, 2008. The fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreements. At December 31, 2008, the swaps had a fair value to the Company of a liability of $3.5 million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Management does not expect any counterparties to fail to meet their obligations.

6.  Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:
	Three Months		Six Months
Periods Ended December 31,	2008	2007	2008	2007
(In thousands)
Pension benefits
Service cost	$2,181	$1,929	$4,362	$3,858
Interest cost	1,436	1,240	2,872	2,481
Expected return on plan assets	(2,331)	(2,463)	(4,662)	(4,927)
Prior service cost amortization	210	148	420	296
Actuarial loss amortization	155	44	310	88
Net periodic pension expense	$1,651	$898	$3,302	$1,796

Postretirement benefits
Service cost	$115	$116	$230	$232
Interest cost	245	236	490	472
Prior service cost amortization	(184)	(184)	(368)	(368)
Actuarial loss amortization	-	5	-	11
Net periodic postretirement expense	$176	$173	$352	$347

7.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings, changes in the fair value of interest rate swap agreements, and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended December 31, 2008 and 2007, was $11.5 million and $35.1 million, respectively. Total comprehensive income for the six months ended December 31, 2008 and 2007, was $30.3 million and $67.5 million, respectively.

8.  Earnings per Share

The following table presents the calculations of earnings per share:
	Three Months		Six Months
Periods Ended December 31,	2008	2007	2008	2007
(In thousands except per share data)
Earnings from continuing operations	$12,543	$35,213	$31,180	$68,681
Basic average shares outstanding	44,951	47,287	45,096	47,541
Dilutive effect of stock options and equivalents	121	1,038	123	1,035
Diluted average shares outstanding	45,072	48,325	45,219	48,576
Earnings per share from continuing operations
Basic	$0.28	$0.74	$0.69	$1.44
Diluted	0.28	0.73	0.69	1.41

For the three months ended December 31, antidilutive options excluded from the above calculations totaled 5,217,350 options in 2008 (with a weighted average exercise price of $41.41) and 461,000 options in 2007 (with a weighted average exercise price of $54.44). For the six months ended December 31, antidilutive options excluded from the above calculations totaled 4,986,200 options in 2008 (with a weighted average exercise price of $42.31) and 359,000 options in 2007 (with a weighted average exercise price of $54.25).

In the six months ended December 31, 2007, options were exercised to purchase 180,000 shares. No options were exercised in the six-month period ended December 31, 2008.

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods Ended December 31,	2008	2007	2008	2007
(In thousands)
Revenues
Publishing	$281,864	$308,608	$581,899	$638,130
Broadcasting	84,376	87,637	154,779	162,188
Total revenues	$366,240	$396,245	$736,678	$800,318

Operating profit
Publishing	$15,241	$44,512	$48,425	$99,945
Broadcasting	22,329	27,564	33,025	41,141
Unallocated corporate	(9,587)	(7,024)	(16,022)	(15,357)
Income from operations	$27,983	$65,052	$65,428	$125,729

Depreciation and amortization
Publishing	$4,230	$5,305	$8,058	$10,505
Broadcasting	6,448	6,329	12,517	12,707
Unallocated corporate	100	391	1,061	931
Total depreciation and amortization	$10,778	$12,025	$21,636	$24,143

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation (Meredith or the Company) is the leading media and marketing company serving American women. The Company also has television stations in top markets such as Atlanta, Phoenix, and Portland. Each month we reach more than 85 million American consumers through our magazines, books, custom publications, websites, and television stations.

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 79 percent of the Company's $736.7 million in revenues in the first six months of fiscal 2009 while broadcasting revenues totaled 21 percent.

PUBLISHING

Advertising revenues made up 46 percent of publishing's first six months' revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 25 percent of publishing's fiscal 2009 first six months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 29 percent of publishing revenues came from a variety of activities that included integrated marketing services and the sale of books as well as brand licensing, and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING

Broadcasting derives almost all of its revenues-96 percent in the first six months of fiscal 2009-from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST SIX MONTHS FISCAL 2009 FINANCIAL OVERVIEW

  Both magazine and broadcasting advertising revenues were affected by a nationwide slowdown in the demand for advertising. As a result, publishing revenues and operating profit decreased 9 percent and 52 percent, respectively. Broadcasting revenues and operating profit declined 5 percent and 20 percent, respectively.

  In December 2008, management committed to a performance improvement plan that includes a companywide workforce reduction, the closing of Country Home magazine, and the relocation of the creative functions of the ReadyMade brand and Parents.com to Des Moines. In connection with this plan, the Company recorded a pre-tax restructuring charge in the second quarter of fiscal 2009 of $15.8 million including severance and benefit costs of $10.0 million, the write-down of various assets of Country Home magazine of $5.6 million, and other accruals of $0.2 million.

  Diluted earnings per share declined 52 percent to $0.69 from prior-year first six months' earnings of $1.43.

  We spent $21.6 million to repurchase 865,000 shares of our common stock.

DISCONTINUED OPERATIONS

In April 2008, the Company completed the sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market. The station's revenues and expenses, along with associated taxes, were removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Earnings titled income from discontinued operations, net of taxes. Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.

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

RESULTS OF OPERATIONS

Three Months Ended December 31,	2008	2007	Change
(In thousands except per share data)
Total revenues	$366,240	$396,245	(8)%
Operating expenses	338,257	331,193	2%
Income from operations	$27,983	$65,052	(57)%
Earnings from continuing operations	$12,543	$35,213	(64)%
Net earnings	12,543	36,059	(65)%
Diluted earnings per share from
continuing operations	0.28	0.73	(62)%
Diluted earnings per share	0.28	0.75	(63)%

Six Months Ended December 31,	2008	2007	Change
(In thousands except per share data)
Total revenues	$736,678	$800,318	(8)%
Operating expenses	671,250	674,589	-
Income from operations	$65,428	$125,729	(48)%
Earnings from continuing operations	$31,180	$68,681	(55)%
Net earnings	31,180	69,429	(55)%
Diluted earnings per share from
continuing operations	0.69	1.41	(51)%
Diluted earnings per share	0.69	1.43	(52)%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments and an analysis of the consolidated results of operations for the quarter and six months ended December 31, 2008, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

PUBLISHING

Publishing operating results were as follows:

Three Months Ended December 31,	2008	2007	Change
(In thousands)
Advertising revenues	$122,491	$152,652	(20)%
Circulation revenues	69,274	72,959	(5)%
Other revenues	90,099	82,997	9%
Total revenues	281,864	308,608	(9)%
Operating expenses	266,623	264,096	1%
Operating profit	$15,241	44,512	(66)%
Operating profit margin	5.4%	14.4%

Six Months Ended December 31,	2008	2007	Change
(In thousands)
Advertising revenues	$270,508	$333,423	(19)%
Circulation revenues	143,296	153,245	(6)%
Other revenues	168,095	151,462	11%
Total revenues	581,899	638,130	(9)%
Operating expenses	533,474	538,185	(1)%
Operating profit	$48,425	99,945	(52)%
Operating profit margin	8.3%	15.7%

Revenues

For the second quarter of fiscal 2009, declines in advertising and circulation revenues of 20 percent and 5 percent, respectively, more than offset a 9 percent increase in other revenues. Results were similar for the six-month period as declines in advertising and circulation revenues of 19 percent and 6 percent, respectively, more than offset an 11 percent increase in other revenues.

Both magazine advertising pages and revenues were down nearly 20 percent for the second quarter and the six-month periods as average net revenue per page were approximately flat. Among our core advertising categories, toiletries and cosmetics and consumer electronics continued to show strength, while demand was weaker for most other categories. Online advertising revenues in our interactive media operations also declined approximately 20 percent for both the second quarter and the six-month period due to weakness in demand.

Magazine circulation revenues decreased 5 percent in the second quarter and 6 percent in the first six months of fiscal 2009, reflecting declines in both subscription and newsstand revenues. The continued decrease in subscription revenues was anticipated due to the Company's ongoing initiative to move Family Circle, Parents, and Fitness to our direct-to-publisher circulation model. These three titles accounted for the majority of the decrease in subscription revenues. The decrease in newsstand revenues is primarily due to a weaker retail market that affected most of our magazines' newsstand revenues and a change in the mix of and a reduction in the number of special interest publications and craft titles. A decline in the newsstand revenues of Family Circle due to rack spending in the first quarter of fiscal 2009 also affected the six-month period results.

Integrated marketing revenues increased over 30 percent in both the second quarter and the first six months of fiscal 2009 due to the acquisition of Big Communications in June 2008, and growth in the traditional and on-line integrated marketing operations from expanding certain relationships. Revenues from magazine royalties and licensing also increased over 25 percent in the second quarter and over 35 percent in the first six months of fiscal 2009. The introduction of the Better Homes and Gardens line of home products, available now exclusively at Wal-Mart, fueled this growth. These increases were partially offset by decreases in book revenues. Book revenues declined 27 percent in the second quarter and 34 percent for the six-month period primarily due to a significant reduction in the number of new book releases. As previously announced, our book business is now focusing on its core content areas. The aggregate effect of the changes in integrated marketing, brand licensing, and book operations, other publishing revenues increased 9 percent for the second quarter and 11 percent for the first six months of fiscal 2009.

Operating Expenses

Publishing operating costs increased 1 percent in the second quarter; they declined 1 percent in the first six months of fiscal 2009. In the second quarter of fiscal 2009, the write-off of subscription acquisition costs of $5.0 million and of manuscript and art inventory of $0.6 million related to the closing of Country Home magazine, $0.2 million in other miscellaneous accruals, and severance and related benefit costs of $7.0 million related to the companywide reduction in workforce were recorded by the publishing segment. With regard to on-going operating expenses, processing, postage and other delivery expenses, amortization expense and book manufacturing costs declined. While flat for the second quarter, subscription and newsstand expenses declined for the six-month period. Paper expense rose for both the three and six month periods as increases in paper costs of approximately 18 percent more than offset decreases in paper consumption due to a decline in advertising pages sold. Employee compensation costs were up as a result of higher staff levels due to the integrated marketing acquisitions and higher compensation levels due to annual merit increases, while performance-based incentive expense declined significantly. Integrated marketing production expenses also increased due to the growth in integrated marketing revenues.

Operating Profit

Publishing operating profit decreased 66 percent in the quarter and 52 percent in the six-month period compared with the respective prior-year periods. The declines primarily reflected the weak demand for advertising partially offset by increased operating profits in our book and brand licensing operations. In addition, the write-down of impaired assets and the severance charges discussed above accounted for 29 percent and 13 percent of the decline in publishing operating profit in the second quarter and first six months of fiscal 2009, respectively.

BROADCASTING

Broadcasting operating results were as follows:

Three Months Ended December 31,	2008	2007	Change
(In thousands)
Non-political advertising revenues	$64,717	$85,168	(24)%
Political advertising revenues	17,005	1,436	NM
Other revenues	2,654	1,033	157%
Total revenues	84,376	87,637	(4)%
Operating expenses	62,047	60,073	3%
Operating profit	$22,329	$27,564	(19)%
NM - not meaningful

Six Months Ended December 31,	2008	2007	Change
(In thousands)
Non-political advertising revenues	$126,365	$157,660	(20)%
Political advertising revenues	22,876	2,508	812%
Other revenues	5,538	2,020	174%
Total revenues	154,779	162,188	(5)%
Operating expenses	121,754	121,047	1%
Operating profit	$33,025	$41,141	(20)%

Revenues

Broadcasting revenues decreased 4 percent in the second quarter and 5 percent in the first six months of fiscal 2009 compared with the respective prior-year periods. Net political advertising revenues related to the November 2008 elections totaled $17.0 million in the second quarter and $22.9 million in the six-month period compared with less than $3.0 million in both the second quarter and first six months of the prior year. The fluctuations in political advertising revenues at our stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. The recessionary economy continues to impact non-political broadcasting advertising. Non-political advertising revenues decreased 24 percent in the second quarter and 20 percent for the six-month period. For the second quarter and the first six months of fiscal 2009, local non-political advertising revenues declined approximately 25 percent while national non-political advertising revenues decreased approximately 20 percent. Online advertising declined 15 percent in the second quarter and 8 percent as compared to the prior-year six-month period.

Operating Expenses

Broadcasting operating expenses increased 3 percent in the second quarter and 1 percent in the first half of fiscal 2009. In the second quarter of fiscal 2009, severance and related benefit costs of $2.0 million were recorded on the broadcasting segment related to the companywide reduction in workforce. For both the second quarter and the six month period, a credit to expenses for a gain on the Sprint Nextel Corporation equipment exchange offset a slight increase in on-going operating expenses. This gain represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged. With respect to on-going operating expenses, higher employee compensation costs, bad debt expense, and legal expense were mostly offset by lower performance-based incentive accruals, share-based compensation, advertising and promotion expenses, and film amortization.

Operating Profit

Broadcasting operating profit declined 19 percent in the second quarter and 20 percent in the first half of fiscal 2009 as compared to the same periods in fiscal 2008. The decline reflected weakened economic conditions and their effect on non-political advertising revenues, which more than offset the strength of political advertising revenues. In addition, the severance charges accounted for 7 percent and 5 percent of the decline in broadcasting operating profit in the second quarter and first six months of fiscal 2009, respectively.

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

Three Months Ended December 31,	2008	2007
(In thousands)
Revenues	$84,376	$87,637
Operating profit	$22,329	$27,564
Depreciation and amortization	6,448	6,329
EBITDA	$28,777	$33,893
EBITDA margin	34.1%	38.7%

Six Months Ended December 31,	2008	2007
(In thousands)
Revenues	$154,779	$162,188
Operating profit	$33,025	$41,141
Depreciation and amortization	12,517	12,707
EBITDA	$45,542	$53,848
EBITDA margin	29.4%	33.2%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

	2008	2007	Change
(In thousands)
Three months ended December 31,	$9,587	$7,024	36%
Six months ended December 31,	16,022	15,357	4%

Unallocated corporate expenses increased 36 percent in the second quarter and 4 percent in the first six months of fiscal 2009 compared with the respective prior-year periods. In the second quarter of fiscal 2009, severance and related benefit costs of $1.0 million were recorded in unallocated corporate expenses related to the companywide reduction in workforce. Contributing to the second quarter increase was the Meredith Foundation charitable contribution, which was made in the first quarter in the prior year. For the second quarter and the six-month periods, increases in pension costs, consulting fees, share-based compensation, and legal services expenses approximately offset decreases in performance-based incentive expenses. The increase in share-based compensation is due to certain employees becoming retirement eligible in the current fiscal year and thus their share-based compensation expense is being fully expensed during the current fiscal year.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended December 31,	2008	2007	Change
(In thousands)
Production, distribution, and editorial	$165,744	$166,122	-
Selling, general, and administrative	161,735	153,046	6%
Depreciation and amortization	10,778	12,025	(10)%
Operating expenses	$338,257	$331,193	2%

Six Months Ended December 31,	2008	2007	Change
(In thousands)
Production, distribution, and editorial	$338,956	$341,830	(1)%
Selling, general, and administrative	310,658	308,616	1%
Depreciation and amortization	21,636	24,143	(10)%
Operating expenses	$671,250	$674,589	-

Fiscal 2009 production, distribution, and editorial costs were flat as compared to the prior-year second quarter and declined 1 percent as compared to the prior-year first six months. In the second quarter of fiscal 2009, a write-off of manuscript and art inventory of $0.6 million was recorded in production, distribution, and editorial costs related to the closing of Country Home magazine. Declines in processing, postage and other delivery expenses, book manufacturing costs, and film amortization more than offset increases in integrated marketing production expenses and paper costs.

Selling, general, and administrative expenses increased 6 percent in the second quarter and 1 percent in the six-month period. In the second quarter of fiscal 2009, severance and related benefit costs of $10.0 million related to the companywide reduction in workforce and the write-off of subscription acquisition costs of $5.0 million related to the closing of Country Home magazine were recorded in selling, general, and administrative expenses. Contributing to the second quarter increase was the Meredith Foundation charitable contribution, which was made in the first quarter in the prior year. While flat for the second quarter, subscription and newsstand expenses declined for the six-month period. With regard to other on-going operating expenses, declines in performance-based incentive accruals, advertising and promotion expenses, and travel and entertainment were partially offset by increases in pension costs, consulting fees, bad debt expenses, and legal expenses.

Depreciation and amortization expenses decreased 10 percent in both the second quarter and in the six-month period primarily due to the customer list intangibles acquired in fiscal 2006 being fully amortized in fiscal 2008.

Income from Operations
Income from operations declined 57 percent in the second quarter; it decreased 48 percent in the first six months of fiscal 2009. The declines reflect recessionary economic conditions and their effect on advertising revenues, which more than offset the strength of broadcasting political advertising. In addition, the severance charges and the write-offs related to the closing of Country Home magazine accounted for 24 percent and 13 percent of the declines in income from operations in the second quarter and first six months of fiscal 2009, respectively.

Net Interest Expense
Net interest expense was $5.2 million in the fiscal 2009 second quarter compared with $5.4 million in the prior-year quarter. For the six months ended December 31, 2008, net interest expense was $10.6 million versus $11.2 million in the comparable prior-year period. The decline for both periods was primarily due to lower average interest rates. Average long-term debt outstanding was $460 million in the second quarter of fiscal 2009 and $465 million for the six-month period compared with $433 million in the prior year second quarter and $450 million in the prior year six-month period.

Income Taxes
Our effective tax rate was 44.8 percent in the second quarter and 43.2 in the first half of fiscal 2009 as compared to 40.9 percent in the second quarter and 40.0 percent in the first half of fiscal 2008. While the effective rate is expected to fluctuate quarter to quarter, on a full year basis the Company estimates its fiscal 2009 annual effective tax rate will be approximately 40.3 percent. The Company projects the effective tax rate for the year and then, based upon projected operating income for each quarter, raises or lowers the tax expense recorded in that quarter to reflect the projected tax rate.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations
Earnings from continuing operations were $12.5 million ($0.28 per diluted share) for the second quarter, a decrease of 64 percent from fiscal 2008 second quarter earnings from continuing operations of $35.2 million ($0.73 per diluted share). For the six months ended December 31, 2008, earnings were $31.2 million ($0.69 per diluted share), a decrease of 55 percent from prior-year six month earnings of $68.7 million ($1.41 per diluted share). The declines reflect recessionary economic conditions and their effect on advertising revenues, which more than offset the strength of broadcasting political advertising. In addition, an increased effective tax rate and the write-offs related to the closing of Country Home magazine and the severance charges contributed to the declines.

Discontinued Operations

In April 2008, the Company completed the sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market. For fiscal 2008, the revenues and expenses, along with associated taxes, were removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statement of Earnings titled loss from discontinued operations, net of taxes. In addition, income from discontinued operations includes the effect of the reversal of a portion of the restructuring charge recorded in fiscal 2007 related to the discontinuation of the print operations of Child magazine. This reversal was a result of changes in the estimated net costs for vacated leased space and employee severance. It is reflected in the special items line in the following table.

Revenues and expenses related to discontinued operations were as follows:

Periods Ended December 31, 2007	Three Months	Six Months
(In thousands except per share data)
Revenues	$443	$864
Costs and expenses	(645)	(1,227)
Special items	1,588	1,588
Income before income taxes	1,386	1,225
Income taxes	(540)	(477)
Income from discontinued operations	$846	$748
Income per share from discontinued operations
Basic	$0.02	$0.02
Diluted	0.02	0.02

Net Earnings and Earnings per Share
Net earnings were $12.5 million ($0.28 per diluted share) in the quarter ended December 31, 2008, down 65 percent from $36.1 million ($0.75 per diluted share) in the comparable prior-year quarter. For the six months ended December 31, 2008, earnings were $31.2 million ($0.69 per diluted share), a decrease of 55 percent from prior-year six month earnings of $69.4 million ($1.43 per diluted share). The declines reflect the continued weakening economic conditions and their effect on advertising revenues. In addition, the severance charges and the write-offs related to the closing of Country Home magazine accounted for 27 percent and 14 percent of the declines in net earnings in the second quarter and first six months of fiscal 2009, respectively. Lower net earnings were partially offset by the accretive effect of the reduction in Meredith's average diluted shares outstanding. Average basic shares outstanding decreased 5 percent as a result of our ongoing share repurchase program and average diluted shares outstanding decreased 7 percent as a result of our share repurchase program and lower dilutive effects from potential common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31,	2008	2007	Change
(In thousands)
Net earnings	$31,180	$69,429	(55)%
Cash flows from operating activities	$83,028	$142,919	(42)%
Cash flows used in investing activities	(19,744)	(12,130)	63%
Cash flows used in financing activities	(67,569)	(140,287)	(52)%
Net decrease in cash and cash equivalents	$(4,285)	$(9,498)	(55)%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2008, we have up to $50 million available under our revolving credit facility and up to $45 million available under our asset-backed commercial paper facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $4.3 million in the first six months of fiscal 2009; they decreased $9.5 million in the comparable period of fiscal 2008. In both periods, net cash provided by operating activities was used for common stock repurchases, capital investments, debt repayments, and dividends.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as integrated marketing, book sales, and brand licensing. Operating cash outflows include payments to vendors and employees and interest, pension, and income tax payments. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee compensation costs and benefits, and other services and supplies.

Cash provided by operating activities totaled $83.0 million in the first six months of fiscal 2009 compared with $142.9 million in the first six months of fiscal 2008. The decrease in cash provided by operating activities was due primarily to lower net earnings and related income tax accruals partially offset by a reduction in inventories.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities increased to $19.7 million in the first six months of fiscal 2009 from $12.1 million in the prior-year period. The increase primarily reflected more cash spent on the acquisition of property, plant, and equipment due to the digital and high definition conversions being completed at the Company's broadcast stations.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used in financing activities totaled $67.6 million in the six months ended December 31, 2008, compared with $140.3 million for the six months ended December 31, 2007. In the first six months of fiscal 2009, $21.6 million was used to purchase common stock and long-term debt was reduced by a net $30 million, whereas in the first six months of fiscal 2008, $77.5 million was used to purchase common stock and long-term debt was reduced by a net $55 million.

Long-term Debt

At December 31, 2008, long-term debt outstanding totaled $455 million ($275 million in fixed-rate unsecured senior notes, $100 million outstanding under a revolving credit facility, and $80 million under an asset-backed commercial paper facility). Of the senior notes, $100 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 4.71 percent at December 31, 2008. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender plus a fixed spread. The asset-backed commercial paper facility has a capacity of up to $125 million and renews annually until April 2, 2011, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 5.09 percent at December 31, 2008, after taking into account the effect of outstanding interest rate swap agreements. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 1.46 percent at December 31, 2008) on $100 million notional amount of indebtedness. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at December 31, 2008, and expects to remain so in the future.

Contractual Obligations

As of December 31, 2008, there had been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $21.6 million in the first six months of fiscal 2009 to repurchase 865,000 shares of common stock at then current market prices. We spent $77.5 million to repurchase 1.4 million shares in the first six months of fiscal 2008. We expect to continue repurchasing shares from time to time subject to market conditions. As of December 31, 2008, approximately 1.5 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2008.

Dividends
Dividends paid in the first six months of fiscal 2009 totaled $19.4 million, or 43 cents per share, compared with dividend payments of $17.6 million, or 37 cents per share, in the first six months of fiscal 2008.

Capital Expenditures

Spending for property, plant, and equipment totaled $15.2 million in the first six months of fiscal 2009 compared with prior-year spending of $10.2 million. Current year spending primarily relates to digital and high definition conversions being completed at all of the Company's broadcast stations and the construction of a new data server room. Prior year spending primarily related to replacements of and investments in information technology and digital broadcasting equipment. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2008. As of December 31, 2008, the Company's critical accounting policies had not changed from June 30, 2008.

IMPAIRMENT TESTING OF GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

As discussed in more detail in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the year ended June 30, 2008, goodwill and indefinite-lived intangible assets, primarily certain FCC licenses and trademarks, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances.

Due to the current economic environment, we concluded that events had occurred and circumstances had changed that required us to perform interim impairment testing as of December 31, 2008, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company's interim impairment analysis did not result in any impairment charges during the second quarter of fiscal 2009. However, future changes in economic conditions or actual results varying from our expectations may cause fair values to fall below book values for one or more of the Company's reporting units, thus resulting in an impairment charge in a future period.

The market-implied fair value of the broadcasting segment at December 31, 2008, was only modestly in excess of its carrying value. Accordingly, modest declines in the estimated fair value of the broadcasting segment could result in noncash goodwill impairment charges. The broadcasting segment had $82.6 million in goodwill at December 31, 2008.

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

As of December 31, 2008, Meredith had interest rate swap agreements that converted $100 million of its variable-rate debt to fixed-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of December 31, 2008, the fair value of these interest rate swap agreements was a liability of $3.5 million based on significant other observable inputs (London Interbank Offered Rate (LIBOR)) within the fair value hierarchy. Fair value of interest rate swaps is based on a discounted cash flow analysis, predicated on forward LIBOR prices, of the estimated amounts the Company would have paid to terminate the swaps.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 was effective for the Company at the beginning of fiscal 2009. This statement permitted a choice to measure many financial instruments and certain other items at fair value. Upon the Company's adoption of SFAS 159 on July 1, 2008, we did not elect the fair value option for any financial instrument there were not already reported at fair value.

The Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are applicable in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. We adopted EITF 06-10 on July 1, 2008, at which time we recorded a liability and a cumulative effect adjustment to the opening balance of retained earnings for $2.9 million ($2.6 million, net of tax). Future compensation charges and adjustments to the liability will be charged to earnings in the period incurred.

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

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At December 31, 2008, Meredith had outstanding $275 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $271.3 million from $268.5 million at December 31, 2008.

At December 31, 2008, $180 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.7 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a fair value of a loss of $3.6 million compared to the current fair value of a loss of $3.5 million at December 31, 2008. We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Management does not expect any counterparties to fail to meet their obligations.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2008.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2008.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
October 1 to October 31, 2008	222,620	$ 20.92	222,620	1,573,925
November 1 to November 30, 2008	41,381	18.79	41,381	1,532,544
December 1 to December 31, 2008	20,000	16.84	20,000	1,512,544
Total	284,001	20.32	284,001	1,512,544

No Class B shares were purchased during the quarter ended December 31, 2008.

In May 2008, Meredith announced the Board of Directors had authorized the repurchase of up to 2.0 million additional shares of the Company's stock through public and private transactions.

For more information on the Company's share repurchase program, see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share Repurchase Pprogram."

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders was held on November 5, 2008, at the Company's headquarters in Des Moines, Iowa.

(b)

The name of each director elected at the Annual Meeting is shown under Item 4(c)(1)and 4(c)(2). The other directors whose terms of office continued after the meeting were:  Herbert M. Baum, Mary Sue Coleman, James R. Craigie, D. Mell Meredith Frazier, Frederick B. Henry, Joel W. Johnson, William T. Kerr, and Stephen M. Lacy.

(c)	(1)	Proposal 1: Election of four Class I directors for terms expiring in 2011. Each nominee was uncontested and elected by the votes cast as follows:

				Number of shareholder votes *
				For	Withheld
		Class I directors
		Alfred H. Drewes		114,098,168	379,751
		David J. Londoner		114,102,762	375,157
		Phillip A. Marineau		114,113,192	364,727
		Elizabeth E. Tallett		114,079,287	398,632

		* As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

	(2)

Proposal 2:  To ratify the appointment of KPMG LLP as the company's independent registered public accounting firm for the year ending June 30, 2009. Proposal 2 was approved by the votes cast as follows:

		For	Against	Abstentions	Broker Non-votes
		114,318,259	148,711	10,949	0

	(3)

Proposal 3:  To vote upon a proposed amendment to the Meredith Corporation Employee Stock Purchase Plan of 2002 to authorize an additional 500,000 shares for issuance and sale to employees. Proposal 3 was approved by the votes cast as follows:

		For	Against	Abstentions	Broker Non-votes
		109,778,902	487,558	30,816	4,180,643

	(4)	Proposal 4: To vote on shareholder proposals, if properly presented at the meeting. Proposal 4 was rejected by the votes cast as follows:

		For	Against	Abstentions	Broker Non-votes
		4,912,241	102,447,850	2,937,186	4,180,643

Item 6.	Exhibits
10.1	Amended and Restated Severance Agreement in the form entered into between Meredith Corporation and its executive officers.

10.2	Amendment to Employment Agreement dated December 30, 2008, between Meredith Corporation and Stephen M. Lacy.

10.3	Amendment to Employment Agreement dated December 30, 2008, between Meredith Corporation and Joseph H. Ceryanec.

10.4	Amendment to Employment Agreement dated December 30, 2008, between Meredith Corporation and John H. Griffin, Jr.

10.5	Amendment to Employment Agreement dated December 30, 2008, between Meredith Corporation and Paul A. Karpowicz.

10.6	Amendment to Employment Agreement dated December 30, 2008, between Meredith Corporation and John S. Zieser.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph H. Ceryanec

Joseph H. Ceryanec Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	January 22, 2009

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.1	Amended and Restated Severance Agreement in the form entered into between Meredith Corporation and its executive officers.

10.2	Amendment to Employment Agreement dated December 30, 2008, between Meredith Corporation and Stephen M. Lacy.

10.3	Amendment to Employment Agreement dated December 30, 2008, between Meredith Corporation and Joseph H. Ceryanec.

10.4	Amendment to Employment Agreement dated December 30, 2008, between Meredith Corporation and John H. Griffin, Jr.

10.5	Amendment to Employment Agreement dated December 30, 2008, between Meredith Corporation and Paul A. Karpowicz.

10.6	Amendment to Employment Agreement dated December 30, 2008, between Meredith Corporation and John S. Zieser.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1