Form 10-Q
period 2009-03-31
MEREDITH CORP
filed 2009-04-29
CIK 65011

Click here for Table of Contents
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2009
Common shares	35,850,144
Class B shares	9,149,354
Total common and Class B shares	44,999,498

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

Assets	(Unaudited) March 31, 2009	June 30, 2008
(In thousands)
Current assets
Cash and cash equivalents	$74,396	$37,644
Accounts receivable, net	210,539	230,978
Inventories	31,629	44,085
Current portion of subscription acquisition costs	60,611	59,939
Current portion of broadcast rights	12,692	10,779
Other current assets	17,280	19,665
Total current assets	407,147	403,090
Property, plant, and equipment	453,568	446,935
Less accumulated depreciation	(259,304)	(247,147)
Net property, plant, and equipment	194,264	199,788
Subscription acquisition costs	59,234	60,958
Broadcast rights	5,614	7,826
Other assets	73,080	74,472
Intangible assets, net	774,913	781,154
Goodwill	531,191	532,332
Total assets	$2,045,443	$2,059,620

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$130,000	$75,000
Current portion of long-term broadcast rights payable	14,635	11,141
Accounts payable	63,940	79,028
Accrued expenses and other liabilities	91,968	102,707
Current portion of unearned subscription revenues	173,522	175,261
Total current liabilities	474,065	443,137
Long-term debt	325,000	410,000
Long-term broadcast rights payable	13,709	17,186
Unearned subscription revenues	153,384	157,872
Deferred income taxes	174,469	139,598
Other noncurrent liabilities	103,626	103,972
Total liabilities	1,244,253	1,271,765
Shareholders' equity
Series preferred stock	–	–
Common stock	35,850	36,295
Class B stock	9,149	9,181
Additional paid-in capital	52,522	52,693
Retained earnings	715,546	701,205
Accumulated other comprehensive loss	(11,877)	(11,519)
Total shareholders' equity	801,190	787,855
Total liabilities and shareholders' equity	$2,045,443	$2,059,620

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months		Nine Months
Periods Ended March 31,	2009	2008	2009	2008
(In thousands except per share data)
Revenues
Advertising	$184,182	$225,367	$597,808	$708,082
Circulation	72,869	83,236	211,086	231,105
All other	80,543	83,675	254,054	236,986
Total revenues	337,594	392,278	1,062,948	1,176,173
Operating expenses
Production, distribution, and editorial	159,197	166,822	491,618	501,271
Selling, general, and administrative	124,323	135,638	421,523	435,962
Depreciation and amortization	10,714	11,852	32,346	35,986
Total operating expenses	294,234	314,312	945,487	973,219
Income from operations	43,360	77,966	117,461	202,954
Interest income	121	250	348	898
Interest expense	(4,911)	(5,387)	(15,698)	(17,284)
Earnings from continuing operations before income taxes	38,570	72,829	102,111	186,568
Income taxes	13,696	26,647	40,766	72,157
Earnings from continuing operations	24,874	46,182	61,345	114,411
Income (loss) from discontinued operations, net of taxes	554	(98)	(4,737)	1,102
Net earnings	$25,428	$46,084	$56,608	$115,513

Basic earnings per share
Earnings from continuing operations	$0.55	$0.99	$1.36	$2.42
Discontinued operations	0.01	–	(0.11)	0.02
Basic earnings per share	$0.56	$0.99	$1.25	$2.44
Basic average shares outstanding	44,961	46,672	45,051	47,251

Diluted earnings per share
Earnings from continuing operations	$0.55	$0.97	$1.36	$2.38
Discontinued operations	0.01	–	(0.11)	0.02
Diluted earnings per share	$0.56	$0.97	$1.25	$2.40
Diluted average shares outstanding	45,092	47,420	45,177	48,175

Dividends paid per share	$0.225	$0.215	$0.655	$0.585

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2008	$ 36,295	$ 9,181	$ 52,693	$ 701,205	$ (11,519)	$ 787,855
Net earnings Net earnings	–	–	–	56,608	–	56,608
Other comprehensive loss, net	–	–	–	–	(358)	(358)
Total comprehensive income						56,250

Share-based incentive plan transactionsplans, net of forfeitures	403	–	2,775	–	–	3,178
Purchases of Company stock	(878)	(2)	(10,826)	(10,057)	–	(21,763)
Share-based compensation	–	–	8,600	–	–	8,600
Conversion of Class B to common stock	30	(30)	–	–	–	–
Dividends paid, 65.5 cents per share
Common stock	–	–	–	(23,573)	–	(23,573)
Class B stock	–	–	–	(6,000)	–	(6,000)
Tax benefit from incentive plans	–	–	(720)	–	–	(720)
Adoption of EITF 06-10, net of tax	–	–	–	(2,637)	–	(2,637)
Balance at March 31, 2009	$ 35,850	$ 9,149	$ 52,522	$ 715,546	$ (11,877)	$801,190

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended March 31,	2009	2008
(In thousands)
Cash flows from operating activities
Net earnings	$56,608	$115,513
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation	25,102	25,709
Amortization	7,251	10,680
Share-based compensation	8,600	8,912
Deferred income taxes	37,409	21,971
Amortization of broadcast rights	19,123	20,128
Payments for broadcast rights	(18,807)	(20,336)
Net loss (gain) from dispositions of assets	(1,758)	214
Provision for write-down of assets of discontinued operations	5,602	–
Excess tax benefits from share-based payments	(673)	(205)
Changes in assets and liabilities	154	23,785
Net cash provided by operating activities	138,611	206,371
Cash flows from investing activities
Acquisitions of businesses	(6,118)	(16,525)
Additions to property, plant, and equipment	(18,642)	(15,412)
Proceeds from dispositions of assets	636	–
Net cash used in investing activities	(24,124)	(31,937)
Cash flows from financing activities
Proceeds from issuance of long-term debt	120,000	120,000
Repayments of long-term debt	(150,000)	(150,000)
Purchases of Company stock	(21,763)	(123,827)
Dividends paid	(29,573)	(27,659)
Proceeds from common stock issued	3,178	13,218
Excess tax benefits from share-based payments	673	205
Other	(250)	(113)
Net cash used in financing activities	(77,735)	(168,176)
Net increase in cash and cash equivalents	36,752	6,258
Cash and cash equivalents at beginning of period	37,644	39,220
Cash and cash equivalents at end of period	$74,396	$45,478

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

The condensed consolidated financial statements as of March 31, 2009, and for the three and nine months ended March 31, 2009 and 2008, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial delay is intended to provide all relevant parties additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.

The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of July 1, 2008. The adoption of these provisions did not have any impact on the Company's condensed consolidated financial statements, because the Company's existing fair value measurements are consistent with the guidance of SFAS 157. We are currently evaluating the impact of the provisions of SFAS 157 that relate to nonfinancial assets and liabilities, which are effective for the Company as of July 1, 2009.

As of March 31, 2009, Meredith had interest rate swap agreements that converted $100 million of its variable-rate debt to fixed-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of March 31, 2009, the fair value of these interest rate swap agreements was a liability of $2.7 million based on significant other observable inputs (London Interbank Offered Rate (LIBOR)) within the fair value hierarchy. Fair value of the interest rate swaps is based on a discounted cash flow analysis, predicated on forward LIBOR prices, of the estimated amounts the Company would have paid to terminate the swaps.

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

Emerging Issues Task Force (EITF) Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are applicable in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. We adopted EITF 06-10 on July 1, 2008, at which time we recorded a liability and a cumulative effect adjustment to the opening balance of retained earnings for $2.9 million ($2.6 million, net of tax). Future compensation charges and adjustments to the liability will be charged to earnings in the period incurred.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133 (SFAS 161). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133); and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of this statement effective March 31, 2009. As a result, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 5.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this interpretation as of the beginning of fiscal 2010 and is still evaluating the potential impact of adoption.

2.  Restructuring and Discontinued Operations

Restructuring
In December 2008, in response to a weakening economy and a widespread advertising downturn, management committed to additional actions against our previously announced performance improvement plan that included a companywide workforce reduction, the closing of Country Home magazine, and relocation of certain creative functions. In connection with this plan, the Company recorded a restructuring charge of $15.8 million, including severance costs of $10.0 million, the write-down of various assets of Country Home magazine of $5.6 million, and other accruals of $0.2 million. The majority of the asset write-down charge relates to the write-off of deferred subscription acquisition costs. Severance costs relate to the involuntary termination of employees. The plan affected approximately 275 employees. The majority of severance costs will be paid out over the next 9 months.

Details of changes in the Company's restructuring accrual since June 30, 2008, are as follows:

Nine Months Ended March 31,	2009
(In thousands)
Balance at June 30, 2008	$1,877
Severance accrual	10,010
Other accruals	182
Cash payments	(4,379)
Balance at March 31, 2009	$7,690

Discontinued Operations
In December 2008, the Company announced the closing of Country Home magazine, effective with the March 2009 issue. Of the $15.8 million in restructuring charges discussed above, $6.8 million related to Country Home magazine. These fiscal 2009 charges are reflected in the special items line in the following table of discontinued operations.

In April 2008, the Company completed the sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market. In addition, in fiscal 2008, a portion of the restructuring charge recorded in fiscal 2007 related to the discontinuation of the print operations of Child magazine was reversed. This reversal was a result of changes in the estimated net costs for vacated leased space and employee severance. It is reflected in the special items line in the following table.

The results of Country Home magazine and WFLI as well as the reversal of restructuring charge related to Child magazine have been segregated from continuing operations and reported as discontinued operations for all periods presented. Amounts applicable to discontinued operations that have been reclassified in the Condensed Consolidated Statements of Earnings were as follows:

	Three Months		Nine Months
Periods Ended March 31,	2009	2008	2009	2008
(In thousands except per share data)
Revenues	$5,260	$9,126	$16,584	$26,413
Costs and expenses	(4,351)	(9,287)	(17,587)	(26,196)
Special items	–	–	(6,761)	1,588
Income (loss) before income taxes	909	(161)	(7,764)	1,805
Income taxes	(355)	63	3,027	(703)
Income (loss) from discontinued operations	$554	$(98)	$(4,737)	$1,102
Income (loss) per share from discontinued operations
Basic	$0.01	$–	$(0.11)	$0.02
Diluted	0.01	–	(0.11)	0.02

3.  Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 62 percent and 44 percent are under the last-in first-out (LIFO) method at March 31, 2009, and June 30, 2008, respectively.

(In thousands)	March 31, 2009	June 30, 2008
Raw materials	$21,538	$24,837
Work in process	17,435	19,890
Finished goods	1,727	8,388
	40,700	53,115
Reserve for LIFO cost valuation	(9,071)	(9,030)
Inventories	$31,629	$44,085

4.  Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2009			June 30, 2008
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
Publishing segment
Noncompete agreements	$480	$(191)	$289	$3,134	$(2,621)	$513
Advertiser relationships	18,400	(9,857)	8,543	18,400	(7,886)	10,514
Customer lists	9,230	(1,922)	7,308	24,530	(16,783)	7,747
Other	3,544	(2,023)	1,521	3,014	(1,555)	1,459
Broadcasting segment
Network affiliation
agreements	218,559	(96,745)	121,814	218,559	(93,076)	125,483
Total	$250,213	$(110,738)	139,475	$267,637	$(121,921)	145,716
Intangible assets not
subject to amortization
Publishing segment
Trademarks			124,431			124,431
Broadcasting segment
FCC licenses			511,007			511,007
Total			635,438			635,438
Intangible assets, net			$774,913			$781,154

Amortization expense was $7.3 million for the nine months ended March 31, 2009. Annual amortization expense for intangible assets is expected to be as follows:  $9.6 million in fiscal 2009, $9.4 million in fiscal 2010, $9.3 million in fiscal 2011, $9.0 million in fiscal 2012, and $6.3 million in fiscal 2013.

For certain acquisitions consummated during fiscal years 2006 through 2008, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of March 31, 2009, the Company estimates that aggregate actual contingent payments will range from approximately $21.7 million to $89.1 million; the most likely estimate being approximately $52.7 million. However, the sellers may receive a total of up to $252.9 million over the next three years in future contingent payments as additional consideration. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingency is resolved. For the nine months ended March 31, 2008, the Company recognized additional consideration of $46.4 million, which increased goodwill. No additional consideration was recognized in the nine-month period ended March 31, 2009.

Changes in the carrying amount of goodwill were as follows:

Nine Months Ended March 31,	2009			2008
(In thousands)	Publishing	Broadcasting	Total	Publishing	Broadcasting	Total
Balance at beginning of period	$ 449,734	$ 82,598	$ 532,332	$ 376,895	$ 82,598	$ 459,493
Acquisitions	16	–	16	48,122	–	48,122
Adjustments	(1,157)	–	(1,157)	1,036	–	1,036
Balance at end of period	$ 448,593	$ 82,598	$ 531,191	$ 426,053	$ 82,598	$ 508,651

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company is required to evaluate the carrying value of goodwill and long-lived assets for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. Due to the current economic environment, indicators emerged that led the Company to conclude that impairment testing was required during the third quarter of fiscal 2009. Accordingly, the Company performed interim tests of impairment and, based on the results of this testing, concluded that no impairment existed as of March 31, 2009. The Company will perform its annual tests for impairment during the fourth quarter of fiscal 2009.

5.  Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2009	June 30, 2008
Variable-rate credit facilities
Asset-backed commercial paper facility of $125 million, due 4/2/2011	$80,000	$35,000
Revolving credit facility of $150 million, due 10/7/2010	100,000	100,000

Private placement notes
4.50% senior notes, due 7/1/2008	–	75,000
4.57% senior notes, due 7/1/2009	100,000	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
4.70% senior notes, due 6/16/2011	50,000	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
Total long-term debt	455,000	485,000
Current portion of long-term debt	(130,000)	(75,000)
Long-term debt	$325,000	$410,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising, book, and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At March 31, 2009, $161.7 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at March 31, 2009, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually (most recently renewed March 31, 2009) until April 2, 2011, the facility termination date.

Meredith generally does not engage in derivative or hedging activities, except to hedge interest rate risk on debt. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In fiscal 2007, we entered into interest rate swap agreements with counterparties that are major financial institutions. These agreements effectively fix the variable rate cash flow on $100 million of our revolving credit facility. We designated and accounted for the interest rate swaps as cash flow hedges in accordance with SFAS 133. The effective portion of the change in the fair value of interest rate swaps is reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) is subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affects net earnings. The ineffective portion of a change in fair value of the interest rate swaps would be reported in interest expense.

Under the swaps the Company pays, on a quarterly basis, fixed rates of interest (average 4.69 percent) and receives variable rates of interest based on the three-month LIBOR rate (average of 1.22 percent at March 31, 2009) on $100 million notional amount of indebtedness. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). No material ineffectiveness existed at March 31, 2009. The fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreements. At March 31, 2009, the swaps had a fair value to the Company of a liability of $2.7 million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Management does not expect any counterparties to fail to meet their obligations.

6.  Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Nine Months
Periods Ended March 31,	2009	2008	2009	2008
(In thousands)
Pension benefits
Service cost	$2,181	$1,929	$6,543	$5,787
Interest cost	1,436	1,241	4,308	3,722
Expected return on plan assets	(2,331)	(2,464)	(6,993)	(7,391)
Prior service cost amortization	210	148	630	444
Actuarial loss amortization	155	44	465	132
Net periodic pension expense	$1,651	$898	$4,953	$2,694

Postretirement benefits
Service cost	$115	$116	$345	$348
Interest cost	245	236	735	708
Prior service cost amortization	(184)	(184)	(552)	(552)
Actuarial loss amortization	–	6	–	17
Net periodic postretirement expense	$176	$174	$528	$521

7.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings, changes in the fair value of interest rate swap agreements, and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended March 31, 2009 and 2008, was $25.9 million and $44.7 million, respectively. Total comprehensive income for the nine months ended March 31, 2009 and 2008, was $56.3 million and $112.2 million, respectively.

8.  Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Nine Months
Periods Ended March 31,	2009	2008	2009	2008
(In thousands except per share data)
Earnings from continuing operations	$24,874	$46,182	$61,345	$114,411
Basic average shares outstanding	44,961	46,672	45,051	47,251
Dilutive effect of stock options and equivalents	131	748	126	924
Diluted average shares outstanding	45,092	47,420	45,177	48,175
Earnings per share from continuing operations
Basic	$0.55	$0.99	$1.36	$2.42
Diluted	0.55	0.97	1.36	2.38

For the three months ended March 31, antidilutive options excluded from the above calculations totaled 5,184,000 options in 2009 (with a weighted average exercise price of $41.22) and 3,136,000 options in 2008 (with a weighted average exercise price of $49.15). For the nine months ended March 31, antidilutive options excluded from the above calculations totaled 5,077,000 options in 2009 (with a weighted average exercise price of $41.83) and 473,000 options in 2008 (with a weighted average exercise price of $54.26).

In the nine months ended March 31, 2008, options were exercised to purchase 263,000 shares. No options were exercised in the nine months ended March 31, 2009.

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods Ended Marh 31,	2009	2008	2009	2008
(In thousands)
Revenues
Publishing	$280,320	$314,732	$850,895	$936,439
Broadcasting	57,274	77,546	212,053	239,734
Total revenues	$337,594	$392,278	$1,062,948	$1,176,173

Operating profit
Publishing	$47,971	$64,309	$105,069	$163,513
Broadcasting	1,348	18,689	34,373	59,830
Unallocated corporate	(5,959)	(5,032)	(21,981)	(20,389)
Income from operations	$43,360	$77,966	$117,461	$202,954

Depreciation and amortization
Publishing	$3,789	$5,088	$11,843	$15,584
Broadcasting	6,471	6,262	18,988	18,969
Unallocated corporate	454	502	1,515	1,433
Total depreciation and amortization	$10,714	$11,852	$32,346	$35,986

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation (Meredith or the Company) is the leading media and marketing company serving American women. The Company also has television stations in top markets such as Atlanta, Phoenix, and Portland. Each month we reach more than 85 million American consumers through our magazines, books, custom publications, websites, and television stations.

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. Broadcasting consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the United States and compete against similar media and other types of media on both a local and national basis. Publishing accounted for 80 percent of the Company's $1.1 billion in revenues in the first nine months of fiscal 2009 while broadcasting revenues totaled 20 percent.

PUBLISHING

Advertising revenues made up 47 percent of publishing's first nine months’ revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 25 percent of publishing's fiscal 2009 first nine months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 28 percent of publishing revenues came from a variety of activities that included integrated marketing services and the sale of books as well as brand licensing, and other related activities. Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

BROADCASTING

Broadcasting derives almost all of its revenues–95 percent in the first nine months of fiscal 2009–from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Broadcasting's major expense categories are employee compensation and programming costs.

FIRST NINE MONTHS FISCAL 2009 FINANCIAL OVERVIEW

•
Both magazine and broadcasting advertising revenues were affected by a nationwide slowdown in the demand for advertising. As a result, publishing revenues and operating profit decreased 9 percent and 36 percent, respectively. Broadcasting revenues and operating profit declined 12 percent and 43 percent, respectively.

•
In December 2008, management committed to a performance improvement plan that included a companywide workforce reduction and the closing of Country Home magazine. In connection with this plan, the Company recorded a pre-tax restructuring charge in the second quarter of fiscal 2009 of $15.8 million including severance and benefit costs of $10.0 million, the write-down of various assets of Country Home magazine of $5.6 million, and other accruals of $0.2 million. Of the $15.8 million charge, $6.8 million is recorded in discontinued operations on the Condensed Consolidated Statement of Earnings.

•	Diluted earnings per share declined 48 percent to $1.25 from prior-year first nine months’ earnings of $2.40.

•	We generated $138.6 million in operating cash flow. We spent $21.8 million to repurchase 880,000 shares of our common stock.

•	The quarterly dividend was increased 5 percent from 21.5 cents per share to 22.5 cents per share effective with the March 2009 payment.

DISCONTINUED OPERATIONS

Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) relates to continuing operations. Therefore, results of Country Home magazine, Child magazine, and WFLI are excluded for all periods covered by this report.

USE OF NON-GAAP FINANCIAL MEASURES

These condensed consolidated financial statements, including the related notes, are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Our analysis of broadcasting segment results includes references to earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our broadcasting segment. EBITDA is a common measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Broadcasting segment EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

We believe the non-GAAP measures used in MD&A contribute to an understanding of our financial performance and provide an additional analytic tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

RESULTS OF OPERATIONS

Three Months Ended March 31,	2009	2008	Change
(In thousands except per share data)
Total revenues	$337,594	$392,278	(14)%
Operating expenses	294,234	314,312	(6)%
Income from operations	$43,360	$77,966	(44)%
Earnings from continuing operations	$24,874	$46,182	(46)%
Net earnings	25,428	46,084	(45)%
Diluted earnings per share from
continuing operations	0.55	0.97	(43)%
Diluted earnings per share	0.56	0.97	(42)%

Nine Months Ended March 31,	2009	2008	Change
(In thousands except per share data)
Total revenues	$1,062,948	$1,176,173	(10)%
Operating expenses	945,487	973,219	(3)%
Income from operations	$117,461	$202,954	(42)%
Earnings from continuing operations	$61,345	$114,411	(46)%
Net earnings	56,608	115,513	(51)%
Diluted earnings per share from
continuing operations	1.36	2.38	(43)%
Diluted earnings per share	1.25	2.40	(48)%

The following sections provide an analysis of the results of operations for the publishing and broadcasting segments and an analysis of the consolidated results of operations for the quarter and nine months ended March 31, 2009, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

PUBLISHING

Publishing operating results were as follows:

Three Months Ended March 31,	2009	2008	Change
(In thousands)
Advertising revenues	$132,159	$149,919	(12)%
Circulation revenues	72,869	83,236	(12)%
Other revenues	75,292	81,577	(8)%
Total revenues	280,320	314,732	(11)%
Operating expenses	232,349	250,423	(7)%
Operating profit	$47,971	$64,309	(25)%
Operating profit margin	17.1%	20.4%

Nine Months Ended March 31,	2009	2008	Change
(In thousands)
Advertising revenues	$396,544	$472,466	(16)%
Circulation revenues	211,086	231,105	(9)%
Other revenues	243,265	232,868	4%
Total revenues	850,895	936,439	(9)%
Operating expenses	745,826	772,926	(4)%
Operating profit	$105,069	$163,513	(36)%
Operating profit margin	12.3%	17.5%

Revenues
For the third quarter of fiscal 2009, advertising and circulation revenues both declined 12 percent and other revenues were down 8 percent. For the nine-month period, declines in advertising and circulation revenues of 16 percent and 9 percent, respectively, more than offset a 4 percent increase in other revenues.

Both magazine advertising pages and revenues were down approximately 13 percent for the third quarter and approximately 16 percent for the nine months as average net revenue per page was approximately flat. Among our advertising categories, non-prescription drugs, household supplies, pets, and consumer electronics showed strength, while demand continued to be weaker for most other categories. While declining 12 percent for the nine-month period, online advertising revenues in our interactive media operations increased 7 percent in the third quarter.

Magazine circulation revenues decreased 12 percent in the third quarter and 9 percent in the first nine months of fiscal 2009, reflecting primarily declines in newsstand revenues. While subscription revenues were down in the low single digits on a percentage basis for both the three and nine months, the percentage increase in subscription contribution was in the double digits for both periods. The decrease in newsstand revenues was primarily due to a weaker retail market that affected most of our magazines’ newsstand revenues and a change in the mix of and a reduction in the number of special interest publications and craft titles.

Integrated marketing revenues increased 7 percent in the third quarter and more than 25 percent for the first nine months of fiscal 2009. For the nine months, the acquisition of Big Communications in June 2008, and growth in the traditional and on-line integrated marketing operations from expanding certain relationships fueled the increased revenues. For the third quarter, the acquisition of Big Communications more than offset a reduction in revenues at some of Integrated Marketing’s on-line businesses. Revenues from magazine royalties and licensing decreased 1 percent in the third quarter primarily due to real estate related licensing activities, but were up over 20 percent in the first nine months of fiscal 2009. The introduction of the Better Homes and Gardens line of home products, available now exclusively at Wal-Mart, fueled this growth. These increases were partially offset by decreases in book revenues. Book revenues declined 35 percent in the third quarter and the nine-month period, primarily due to a significant reduction in the number of new book releases. In December 2008, Meredith announced a licensing agreement granting John Wiley & Sons, Inc. (Wiley) exclusive global rights to publish and distribute books based on Meredith’s consumer-leading brands, including the powerful Better Homes and Gardens imprint. Under the agreement, which was effective March 1, 2009, Meredith continues to create book content and retain all approval and content rights. Wiley is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management. Wiley pays Meredith royalties based on net sales. The aggregate effect of the changes in integrated marketing, brand licensing, and book operations was that other publishing revenues decreased 8 percent for the third quarter, but increased 4 percent for the first nine months of fiscal 2009.

Operating Expenses
Publishing operating costs decreased 7 percent in the third quarter; they declined 4 percent in the first nine months of fiscal 2009. Affecting the nine-month period were severance and related benefit costs of $6.0 million recorded on the publishing segment in the second quarter of fiscal 2009 related to the companywide reduction in workforce. With regard to on-going operating expenses, processing, postage and other delivery expenses, amortization expense, advertising and promotion, and travel and entertainment expenses declined. Book manufacturing, art, and separations expense decreased due to the changes made in the book business. Subscription and newsstand expenses also declined. Employee compensation costs increased for the nine-month period, but decreased for the third quarter due to staff reductions and expense control efforts. While performance-based incentive expense was higher for the quarter, it was down for the nine-month period. Paper expense rose for both the three- and nine-month periods as increases in paper costs of approximately 7 percent and 14 percent, respectively, more than offset decreases in paper consumption due to a decline in advertising pages sold.

Operating Profit
Publishing operating profit decreased 25 percent in the third quarter and 36 percent in the first nine months of fiscal 2009 compared with the respective prior-year periods. The declines primarily reflected the weak demand for advertising partially offset by increased operating profits in our book and integrated marketing operations. In addition, the severance charges discussed above accounted for 4 percent of the decline in publishing operating profit in the first nine months of fiscal 2009.

BROADCASTING

Broadcasting operating results were as follows:

Three Months Ended March 31,	2009	2008	Change
(In thousands)
Non-political advertising revenues	$51,778	$74,016	(30)%
Political advertising revenues	245	1,432	(83)%
Other revenues	5,251	2,098	150%
Total revenues	57,274	77,546	(26)%
Operating expenses	55,926	58,857	(5)%
Operating profit	$1,348	$18,689	(93)%

Nine Months Ended March 31,	2009	2008	Change
(In thousands)
Non-political advertising revenues	$178,143	$231,676	(23)%
Political advertising revenues	23,121	3,940	487%
Other revenues	10,789	4,118	162%
Total revenues	212,053	239,734	(12)%
Operating expenses	177,680	179,904	(1)%
Operating profit	$34,373	$59,830	(43)%

Revenues
Broadcasting revenues decreased 26 percent in the third quarter and 12 percent in the first nine months of fiscal 2009 compared with the respective prior-year periods. Net political advertising revenues related to the November 2008 elections totaled $23.1 million in the nine-month period compared with $3.9 million in the first nine months of the prior year. The fluctuations in political advertising revenues at our stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. The recessionary economy continues to impact non-political broadcasting advertising. Non-political advertising revenues decreased 30 percent in the third quarter and 23 percent for the nine-month period. For the third quarter and the first nine months of fiscal 2009, local non-political advertising revenues declined 31 percent and 23 percent, respectively, while national non-political advertising revenues decreased 29 percent in the third quarter and 23 percent in the nine-month period. Online advertising declined 12 percent in the third quarter and were flat as compared to the prior-year nine-month period.

Operating Expenses
Broadcasting operating expenses decreased 5 percent in the third quarter and 1 percent in the first nine months of fiscal 2009. Affecting the nine-month period were severance and related benefit costs of $2.0 million recorded on the broadcasting segment in the second quarter of fiscal 2009 related to the companywide reduction in workforce. For the three and nine-month periods, performance-based incentive accruals, advertising and promotion expenses, and film amortization declined. While lower for the three months, legal expenses and bad debt expense increased as compared to the nine-month period in the prior year. For the nine-month period, a credit to expenses for a gain on the Sprint Nextel Corporation equipment exchange contributed to the decrease. This gain represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged.

Operating Profit
Broadcasting operating profit declined 93 percent in the third quarter and 43 percent in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008. The decline reflected weakened economic conditions and their effect on non-political advertising revenues, which more than offset the strength of political advertising revenues in the second quarter of fiscal 2009.

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

Three Months Ended March 31,	2009	2008
(In thousands)
Revenues	$57,274	$77,546
Operating profit	$1,348	$18,689
Depreciation and amortization	6,471	6,262
EBITDA	$7,819	$24,951
EBITDA margin	13.7%	32.2%

Nine Months Ended March 31,	2009	2008
(In thousands)
Revenues	$212,053	$239,734
Operating profit	$34,373	$59,830
Depreciation and amortization	18,988	18,969
EBITDA	$53,361	$78,799
EBITDA margin	25.2%	32.9%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

	2009	2008	Change
(In thousands)
Three months ended March 31,	$5,959	$5,032	18%
Nine months ended March 31,	21,981	20,389	8%

Unallocated corporate expenses increased 18 percent in the third quarter and 8 percent in the first nine months of fiscal 2009. In the second quarter of fiscal 2009, severance and related benefit costs of $1.0 million were recorded in unallocated corporate expenses related to the companywide reduction in workforce. Increases in pension costs, consulting fees, share-based compensation, and legal services expenses approximately offset decreases in travel and entertainment and depreciation expense. While lower for the nine-month period, performance-based incentive expenses increased in the third quarter. The increase in share-based compensation is due to certain employees becoming retirement eligible in the current fiscal year and thus their share-based compensation expense is being fully expensed during the current fiscal year.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended March 31,	2009	2008	Change
(In thousands)
Production, distribution, and editorial	$159,197	$166,822	(5)%
Selling, general, and administrative	124,323	135,638	(8)%
Depreciation and amortization	10,714	11,852	(10)%
Operating expenses	$294,234	$314,312	(6)%

Nine Months Ended March 31,	2009	2008	Change
(In thousands)
Production, distribution, and editorial	$491,618	$501,271	(2)%
Selling, general, and administrative	421,523	435,962	(3)%
Depreciation and amortization	32,346	35,986	(10)%
Operating expenses	$945,487	$973,219	(3)%

Fiscal 2009 production, distribution, and editorial costs decreased 5 percent in the third quarter and 2 percent in the first nine months of fiscal 2009. Book manufacturing, art, and separation expense decreased due to changes in our book operations discussed above. In addition, declines in processing, postage and other delivery expenses, and film amortization more than offset increases in paper costs.

Selling, general, and administrative expenses declined 8 percent in the third quarter and 3 percent in the nine–month period. In the second quarter of fiscal 2009, severance and related benefit costs of $9.0 million related to the companywide reduction in workforce were recorded in selling, general, and administrative expenses. With regard to other on-going operating expenses, declines in performance-based incentive accruals, advertising and promotion expenses, and travel and entertainment were partially offset by increases in pension costs, consulting fees, bad debt expenses, and legal expenses. Subscription and newsstand expenses also decreased.

Depreciation and amortization expenses decreased 10 percent in both the third quarter and in the nine-month period, primarily due to the customer list intangibles acquired in fiscal 2006 being fully amortized in fiscal 2008.

Income from Operations
Income from operations declined 44 percent in the third quarter; it decreased 42 percent in the first nine months of fiscal 2009. The declines reflect recessionary economic conditions and their effect on advertising revenues. In addition, the severance charges accounted for 4 percent of the decline in income from operations in the first nine months of fiscal 2009.

Net Interest Expense
Net interest expense was $4.8 million in the fiscal 2009 third quarter compared with $5.1 million in the prior-year quarter. For the nine months ended March 31, 2009, net interest expense was $15.4 million versus $16.4 million in the comparable prior-year period. The decline for both periods was primarily due to lower average interest rates. Average long-term debt outstanding was $455 million in the third quarter of fiscal 2009 and $462 million for the nine-month period compared with $424 million in the prior year third quarter and $442 million in the prior year nine-month period.

Income Taxes
Our effective tax rate was 35.5 percent in the third quarter and 39.9 percent in the first nine months of fiscal 2009 as compared to 36.6 percent in the third quarter and 38.7 percent in the first nine months of fiscal 2008. While the effective rate is expected to fluctuate quarter to quarter, on a full year basis the Company estimates its fiscal 2009 annual effective tax rate will be approximately 40 percent. The Company projects the effective tax rate for the year and then, based upon projected operating income for each quarter, raises or lowers the tax expense recorded in that quarter to reflect the projected tax rate.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations
Earnings from continuing operations were $24.9 million ($0.55 per diluted share) for the third quarter, a decrease of 46 percent from fiscal 2008 third quarter earnings from continuing operations of $46.2 million ($0.97 per diluted share). For the nine months ended March 31, 2009, earnings were $61.3 million ($1.36 per diluted share), a decrease of 46 percent from prior-year nine month earnings of $114.4 million ($2.38 per diluted share). The declines reflect the economic recession and its effect on advertising revenues. In addition, the severance charges contributed to the nine month decline.

Discontinued Operations
Income (loss) from discontinued operations represents the combined operating results, net of taxes, of Country Home magazine and WFLI, the CW affiliate serving the Chattanooga, Tennessee market. Revenues and expenses for both of these properties have, along with associated taxes, been reclassified from continuing operations into a single line item amount on the Condensed Consolidated Statements of Earnings titled income (loss) from discontinued operations, net of taxes. In connection with the closing of Country Home magazine, the Company recorded a restructuring charge of $6.8 million in the second quarter of fiscal 2009 which included the write down of various assets of Country Home magazine of $5.8 million and severance and outplacement costs of $1.0 million. Most of the asset write-down charge related to the write-off of deferred subscription acquisition costs. These fiscal 2009 charges are reflected in the special items line in the following table of discontinued operations. In addition, income from discontinued operations in fiscal 2008 includes the effect of the reversal of a portion of the restructuring charge recorded in fiscal 2007 related to the discontinuation of the print operations of Child magazine. This reversal was a result of changes in the estimated net costs for vacated leased space and employee severance. It is reflected in the special items line in the following table.

Revenues and expenses related to discontinued operations were as follows:

	Three Months		Nine Months
Periods Ended March 31,	2009	2008	2009	2008
(In thousands except per share data)
Revenues	$5,260	$9,126	$16,584	$26,413
Costs and expenses	(4,351)	(9,287)	(17,587)	(26,196)
Special items	–	–	(6,761)	1,588
Income (loss) before income taxes	909	(161)	(7,764)	1,805
Income taxes	(355)	63	3,027	(703)
Income (loss) from discontinued operations	$554	$(98)	$(4,737)	$1,102
Income (loss) per share from discontinued operations
Basic	$0.01	$–	$(0.11)	$0.02
Diluted	0.01	–	(0.11)	0.02

Net Earnings and Earnings per Share
Net earnings were $25.4 million ($0.56 per diluted share) in the quarter ended March 31, 2009, down 45 percent from $46.1 million ($0.97 per diluted share) in the comparable prior-year quarter. For the nine months ended March 31, 2009, earnings were $56.6 million ($1.25 per diluted share), a decrease of 51 percent from prior-year nine month earnings of $115.5 million ($2.40 per diluted share). The declines reflect the economic recession and its effect on advertising revenues. In addition, the severance charges and the write-down related to the closing of Country Home magazine accounted for 8 percent of the decline in net earnings in the first nine months of fiscal 2009. Lower net earnings were partially offset by the accretive effect of the reduction in Meredith's average diluted shares outstanding. Average basic shares outstanding decreased approximately 4 percent as a result of our ongoing share repurchase program and average diluted shares outstanding decreased approximately 5 percent as a result of our share repurchase program and a lower dilutive effect from potential common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended March 31,	2009	2008	Change
(In thousands)
Net earnings	$56,608	$115,513	(51)%
Cash flows from operating activities	$138,611	$206,371	(33)%
Cash flows used in investing activities	(24,124)	(31,937)	(24)%
Cash flows used in financing activities	(77,735)	(168,176)	(54)%
Net increase in cash and cash equivalents	$36,752	$6,258	487%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2009, we have up to $50 million available under our revolving credit facility and up to $45 million available under our asset-backed commercial paper facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $36.8 million in the first nine months of fiscal 2009; they increased $6.3 million in the comparable period of fiscal 2008. In both periods, net cash provided by operating activities was used for common stock repurchases, capital investments, debt repayments, and dividends.

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

Cash provided by operating activities totaled $138.6 million in the first nine months of fiscal 2009 compared with $206.4 million in the first nine months of fiscal 2008. The decrease in cash provided by operating activities was due primarily to lower net earnings.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities decreased to $24.1 million in the first nine months of fiscal 2009 from $31.9 million in the prior-year period. The decrease primarily reflected a decline in the current year in the payments of earned contingent consideration on prior years’ acquisitions.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used in financing activities totaled $77.7 million in the nine months ended March 31, 2009, compared with $168.2 million for the nine months ended March 31, 2008. In the first nine months of fiscal 2009, $21.8 million was used to purchase common stock whereas in the first nine months of fiscal 2008, $123.8 million was used to purchase common stock.

Long-term Debt
At March 31, 2009, long-term debt outstanding totaled $455 million ($275 million in fixed-rate unsecured senior notes, $100 million outstanding under a revolving credit facility, and $80 million under an asset-backed commercial paper facility). Of the senior notes, $100 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 4.71 percent at March 31, 2009. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender plus a fixed spread. The asset-backed commercial paper facility has a capacity of up to $125 million and renews annually (most recently renewed March 31, 2009) until April 2, 2011, the facility termination date. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 5.09 percent at March 31, 2009, after taking into account the effect of outstanding interest rate swap agreements. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 1.22 percent at March 31, 2009) on $100 million notional amount of indebtedness. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. The revolving credit facility expires on October 7, 2010.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at March 31, 2009, and expects to remain so in the future.

Contractual Obligations
As of March 31, 2009, there had been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $21.8 million in the first nine months of fiscal 2009 to repurchase 880,000 shares of common stock at then current market prices. We spent $123.8 million to repurchase 2.4 million shares in the first nine months of fiscal 2008. We expect to continue repurchasing shares from time to time subject to market conditions. As of March 31, 2009, approximately 1.5 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2009.

Dividends
Dividends paid in the first nine months of fiscal 2009 totaled $29.6 million, or 65.5 cents per share, compared with dividend payments of $27.7 million, or 58.5 cents per share, in the first nine months of fiscal 2008.

Capital Expenditures
Spending for property, plant, and equipment totaled $18.6 million in the first nine months of fiscal 2009 compared with prior-year spending of $15.4 million. Current year spending primarily relates to digital and high definition conversions being completed at all of the Company's broadcast stations and the construction of a new data server room. Prior year spending primarily related to replacements of and investments in information technology and digital broadcasting equipment. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2008. As of March 31, 2009, the Company's critical accounting policies had not changed from June 30, 2008.

IMPAIRMENT TESTING OF GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

As discussed in more detail in Note 1 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended June 30, 2008, goodwill and indefinite-lived intangible assets, primarily certain FCC licenses and trademarks, are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances.

Due to the current economic environment, we concluded that events had occurred and circumstances had changed that required us to perform interim impairment testing as of March 31, 2009, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company’s interim impairment analysis did not result in any impairment charges during the third quarter of fiscal 2009. However, future changes in economic conditions or actual results varying from our expectations may cause fair values to fall below book values, thus resulting in an impairment charge in a future period.

The fair values of certain of the broadcasting segment’s FCC licenses at March 31, 2009, were only modestly in excess of its carrying value. Accordingly, modest declines in the estimated fair values of certain of the broadcasting segment’s FCC licenses could result in noncash impairment charges.

ACCOUNTING AND REPORTING DEVELOPMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157), which establishes a common definition for fair value in accordance with GAAP, and establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. Specifically, SFAS 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. SFAS 157 defines levels within the hierarchy as follows:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial delay is intended to provide all relevant parties additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.

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

As of March 31, 2009, Meredith had interest rate swap agreements that converted $100 million of its variable-rate debt to fixed-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of March 31, 2009, the fair value of these interest rate swap agreements was a liability of $2.7 million based on significant other observable inputs (London Interbank Offered Rate (LIBOR)) within the fair value hierarchy. Fair value of interest rate swaps is based on a discounted cash flow analysis, predicated on forward LIBOR prices, of the estimated amounts the Company would have paid to terminate the swaps.

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

Emerging Issues Task Force (EITF) Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are applicable in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. We adopted EITF 06-10 on July 1, 2008, at which time we recorded a liability and a cumulative effect adjustment to the opening balance of retained earnings for $2.9 million ($2.6 million, net of tax). Future compensation charges and adjustments to the liability will be charged to earnings in the period incurred.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133 (SFAS 161). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of this statement effective March 31, 2009. As a result of the adoption of this statement, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 5 to the condensed consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this interpretation as of the beginning of fiscal 2010 and is still evaluating the potential impact of adoption.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At March 31, 2009, Meredith had outstanding $275 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $271.7 million from $269.3 million at March 31, 2009.

At March 31, 2009, $180 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.7 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a fair value of a loss of $2.8 million compared to the current fair value of a loss of $2.7 million at March 31, 2009. We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Management does not expect any counterparties to fail to meet their obligations.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2008.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the  year ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2009.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
January 1 to January 31, 2009	1,161	$ 17.47	1,161	1,511,383
February 1 to February 28, 2009	12,499	13.09	12,499	1,498,884
March 1 to March 31, 2009	1,056	16.43	1,056	1,497,828
Total	14,716	13.68	14,716	1,497,828

No Class B shares were purchased during the quarter ended March 31, 2009.

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

10.1
Amendment No. 8 to Receivables Purchase Agreement dated as of April 1, 2008, among Meredith Funding Corporation, as Seller; Meredith Corporation, as Servicer; JPMorgan Chase Bank, N.A., as Financial Institution and Agent; and Falcon Asset Securitization Company LLC, as Purchaser.

10.2
Amendment No. 9 to Receivables Purchase Agreement dated as of March 31, 2009, among Meredith Funding Corporation, as Seller; Meredith Corporation, as Servicer; JPMorgan Chase Bank, N.A., as Financial Institution and Agent; and Falcon Asset Securitization Company LLC, as Purchaser.

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

MEREDITH CORPORATION
Registrant

/s/ Joseph H. Ceryanec

Joseph H. Ceryanec Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 29, 2009

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.1
Amendment No. 8 to Receivables Purchase Agreement dated as of April 1, 2008, among Meredith Funding Corporation, as Seller; Meredith Corporation, as Servicer; JPMorgan Chase Bank, N.A., as Financial Institution and Agent; and Falcon Asset Securitization Company LLC, as Purchaser.

10.2
Amendment No. 9 to Receivables Purchase Agreement dated as of March 31, 2009, among Meredith Funding Corporation, as Seller; Meredith Corporation, as Servicer; JPMorgan Chase Bank, N.A., as Financial Institution and Agent; and Falcon Asset Securitization Company LLC, as Purchaser.

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