Form 10-K
period 2009-06-30
MEREDITH CORP
filed 2009-08-25
CIK 65011

Click here for TABLE OF CONTENTS
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)
Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
Title of class
Class B Common Stock, par value $1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
     Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐      No ☒

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2008, was $591,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2009
Common shares	35,794,997
Class B shares	9,160,735
Total common and Class B shares	44,955,732

	DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 2009, are incorporated by reference in Part III to the extent described therein.
	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	Publishing	2
	Broadcasting	6
	Executive Officers of the Company	10
	Employees	10
	Other	10
	Available Information	10
	Forward Looking Statements	11
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

	Part II
Item 5.	Market for Registrant's Common Equity, Related Shareholder
	Matters, and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	16
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	89
Item 9A.	Controls and Procedures	89
Item 9A(T).	Controls and Procedures	90
Item 9B.	Other Information	90

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	91
Item 11.	Executive Compensation	91
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	91
Item 13.	Certain Relationships and Related Transactions and
	Director Independence	92
Item 14.	Principal Accounting Fees and Services	92

	Part IV
Item 15.	Exhibits and Financial Statement Schedules	93

Signatures		97

Index to Attached Exhibits		E-1

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

The Company has two operating segments: publishing and broadcasting. Financial information about industry segments can be found in Item 7–Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8–Financial Statements and Supplementary Data under Note 14.

The publishing segment focuses on the home and family market. It is a leading publisher of magazines serving women. More than twenty-five subscription magazines, including Better Homes and Gardens, Family Circle, Ladies' Home Journal, Parents, American Baby, Fitness, and More and approximately 135 special interest publications were published in fiscal 2009. The publishing segment also includes book publishing, which has over 200 books in print; integrated marketing, which has relationships with some of America's leading companies; a large consumer database; an extensive Internet presence that consists of more than 30 websites and strategic alliances with leading Internet destinations; brand licensing activities; and other related operations.

The broadcasting segment includes 12 network-affiliated television stations located across the United States (U.S.) and one AM radio station. The television stations consist of six CBS affiliates, three FOX affiliates, two MyNetworkTV affiliates, and one NBC affiliate. The broadcasting segment also includes 20 websites, eight mobile websites, eight iPhone applications, and video related operations.

The Company's largest revenue source is advertising. National and local economic conditions affect the magnitude of our advertising revenues. Television advertising is seasonal and cyclical to some extent, traditionally generating higher revenues in the second and fourth fiscal quarters and during key political contests, major sporting events, etc. Both publishing and broadcasting revenues and operating results can be affected by changes in the demand for advertising and consumer demand for our products. Magazine circulation revenues are generally affected by national and regional economic conditions and competition from other forms of media.

BUSINESS DEVELOPMENTS

In November 2008, Meredith acquired a minority investment in Real Girls Media Network (RGM), a group of social communities connecting millions of women online. This investment enhances the depth and breadth of Meredith Interactive Media's offerings and capabilities, chiefly in the area of social networking. As part of this strategic investment, Meredith and RGM combine their inventory and sales forces to deliver premium branded content. The relationship also allows Meredith to take advantage of RGM's proprietary technology platform to enhance existing sites. Specifically, the agreement adds RGM traffic to Meredith's network of sites thus helping to increase Meredith's average unique visitors to 15 million per month in fiscal 2009, a 25 percent increase from fiscal 2008.

Following this investment, in January 2009, Meredith announced the launch of Meredith Women’s Network, a branded network comprised of premium websites geared toward the topics that matter most to women. The Meredith Women’s Network includes The Better Homes and Gardens Network (made up of over 20 websites including Better Homes and Gardens and Better Recipes), The Parents Network (Parents and Top Baby Name) and The Real Girls Network (including RGM’s DivineCaroline and Meredith’s Fitness, More, and Ladies’ Home Journal). Also in January 2009 as part of the The Better Homes and Gardens Network, Meredith launched MixingBowl.com, a social network built entirely around food, recipes, and entertaining. In June 2009, the Company announced the launch of Mixing Bowl magazine as an extension of MixingBowl.com.

In October 2008, Meredith announced multiple magazine licensing agreements to extend Parents, More, and Diabetic Living brands to seven international partners, collectively. With these new alliances, Meredith's global reach has been expanded to approximately 25 agreements in 40 countries.

In December 2008, Meredith announced a licensing agreement granting John Wiley & Sons, Inc. (Wiley) exclusive global rights to publish and distribute books based on Meredith’s consumer-leading brands, including the powerful Better Homes and Gardens imprint. Under the agreement, effective March 1, 2009, Meredith continues to create book content and retains all approval and content rights. Wiley is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management.

In December 2008, management committed to a performance improvement plan that included the closing of Country Home magazine following the publication of the March 2009 issue. Previous to this, in March 2007, management discontinued the print operations of Child magazine following the publication of the June/July 2007 issue.

During fiscal 2008, the Company continued to enhance the capabilities of Meredith Integrated Marketing with the acquisitions of Directive Corporation, a specialized customer intelligence firm, and Big Communications, a leading healthcare marketing communications firm. These acquisitions followed the fiscal 2007 acquisitions of two online businesses:  Genex, an interactive marketing services firm that specializes in online customer relationship marketing, and New Media Strategies, an interactive word-of-mouth marketing company.

In April 2008, the Company completed the sale of WFLI, a CW affiliate serving the Chattanooga, Tennessee market. Meredith also completed the sale of KFXO, a low-power FOX affiliate serving the Bend, Oregon market in May 2007.

DESCRIPTION OF BUSINESS

Publishing

Publishing represented approximately 80 percent of Meredith's consolidated revenues in fiscal 2009. Better Homes and Gardens, our flagship brand, continues to account for a significant percentage of revenues and operating profit of the publishing segment and the Company.

Magazines
Information for major subscription magazine titles as of June 30, 2009, follows:

Title	Description	Frequency per Year	Year-end Rate Base	(1)

Better Homes and Gardens	Shelter and women's service	12	7,600,000
Family Circle	Women's service	15	3,800,000
Ladies' Home Journal	Women's service	12	3,800,000
Parents	Parenthood	12	2,200,000
American Baby	Parenthood	12	2,000,000
Fitness	Women's lifestyle	11	1,500,000
More	Women's lifestyle (age 40+)	10	1,300,000
Midwest Living	Travel and lifestyle	6	950,000
Traditional Home	Home decorating	8	950,000
Ser Padres	Hispanic parenthood	8	700,000
Wood	Woodworking	7	500,000
Siempre Mujer	Hispanic women's lifestyle	6	450,000
Successful Farming	Farming business	12	440,000
ReadyMade	Do-it-yourself lifestyle	6	325,000

(1)
Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and for most of the Company's titles is tracked by the Audit Bureau of Circulations, which issues periodic statements for audited magazines.

We publish approximately 135 special interest publications under approximately 80 titles, primarily under the Better Homes and Gardens brand. The titles are issued from one to eight times annually and sold primarily on newsstands. A limited number of subscriptions are also sold to certain special interest publications. The following titles are published quarterly or more frequently: 100 Decorating Ideas Under $100; American Patchwork & Quilting; Beautiful Homes; Before & After; Country Gardens; Creative Home; Decorating; Diabetic Living; Do It Yourself; Garden Ideas & Outdoor Living; Garden, Deck & Landscape; Heart Healthy Living; Kitchen and Bath Ideas; Remodel; Renovation Style; and Scrapbooks etc.

Magazine Advertising—Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith's larger magazines offer regional and demographic editions that contain similar editorial content but allow advertisers to customize messages to specific markets or audiences. The Company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted pages). Most of the publishing segment's advertising revenues are derived from run-of-press display advertising. Meredith 360° is our strategic marketing unit providing clients and their agencies with access to the full range of media products and services Meredith has to offer, including many media platforms. Our team of creative and marketing experts delivers innovative solutions across multiple media channels that meet each client's unique advertising and promotional requirements.

Magazine Circulation—Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the Internet, and other means are Meredith's largest sources of circulation revenues. All of our subscription magazines except American Baby, Ser Padres, and Successful Farming also are sold by single copy. Single copies sold on newsstands are distributed primarily through magazine wholesalers, who have the right to receive credit from the Company for magazines returned to them by retailers.

Meredith Interactive Media
Combined with RGM, Meredith’s 30-plus websites provide ideas and inspiration to an average of 15 million unique visitors each month, an increase of 25 percent from the prior-year period. These branded websites focus on the topics that women care about most, food, home, and entertaining and meeting the needs of moms; and on delivering powerful content geared toward lifestyle topics such as health, beauty, style, and wellness.

In January 2009, Meredith launched the Meredith Women’s Network, which combines the Company’s largest sites, including Better Homes and Gardens, Parents, and the Real Girls Network, into a single entity that is marketed to advertisers. Page views across this network grew more than 20 percent to 170 million in fiscal 2009 from the prior year and the total number of videos viewed per month rose to 1.1 million. Meredith generated 3 million online subscriptions in fiscal 2009, up slightly from fiscal 2008. Online subscriptions represent a cost savings over traditional direct mail sources.

Other Sources of Revenues
Other revenues are derived from integrated marketing, other custom publishing projects, brand licensing agreements, ancillary products and services, and book sales.

Meredith Integrated Marketing—Meredith Integrated Marketing is the business-to-business arm of the Company and sells a range of customer relationship marketing services including direct, database, custom publishing, digital, and word-of-mouth marketing to corporate customers, providing a revenue source that is independent of advertising and circulation. Sometimes these services are sold in conjunction with Meredith's 85 million-name database of consumers to help clients better target marketing messages according to consumers needs and interests. Prior year acquisitions, including Big Communications and Directive in fiscal 2008, and Genex and New Media Strategies in fiscal 2007, added complementary skills to further enhance the Company’s ability to service clients' growing needs. Fiscal 2009 clients included Kraft, DIRECTV, Nestlé, Kia Motors America, Publix, Honda, State Farm, and Sony.

Brand Licensing—During fiscal 2009, Meredith expanded work with leading companies to significantly extend the reach of the Better Homes and Gardens brand.

In October 2007, Meredith announced a multi-year licensing agreement with Wal-Mart Stores, Inc. (Wal-Mart) for the design, marketing, and retailing of a wide range of home products based on the Better Homes and Gardens brand. This was in addition to an existing line of outdoor and garden products. This new line of home products became available exclusively in Wal-Mart stores in the fall of 2008 and includes items in popular home categories such as bedding and throws, bath accessories, dinnerware and kitchen textiles, and decorative pillows. Late in fiscal 2008, the Company reached an agreement with Wal-Mart for an expansion of the line deeper into bath, bedding, and outdoor categories. These additional products will be available in the fall of 2009. During fiscal 2009, agreement was reached to double the number of branded SKUs to 1,000 and extend the program to Canada. Wal-Mart continues to support the line with a multi-media platform national advertising campaign that is reaching millions of American consumers.

In fiscal 2008, the Company entered into a long-term agreement to license the Better Homes and Gardens brand to Realogy Corporation. Realogy, owner of brands such as CENTURY 21®, Coldwell Banker® and ERA®, is building a new residential real estate franchise system based on the Better Homes and Gardens brand. It launched in July 2008. Meredith receives ongoing royalty payments from Realogy based on a percentage of sales from the Better Homes and Gardens Real Estate franchise system. In addition, Realogy has agreed to purchase advertising in Meredith titles and to market Meredith magazine subscriptions through the Better Homes and Garden Real Estate franchise system.

In fiscal 2007, Meredith reached a licensing agreement with Universal Furniture International to create a full line of wooden and upholstered furniture for living rooms, bedrooms, and dining rooms. This agreement was expanded in fiscal 2008.

The Company continues to pursue brand extensions that will serve consumers and advertisers alike and extend the reach and vitality of our brands.

Meredith Books—Prior to March 1, 2009, Meredith published books under the Better Homes and Gardens trademark and other licensed trademarks that were directed primarily at the home and family markets. During fiscal 2009, we published 31 new or revised titles. Meredith announced a licensing agreement effective March 1, 2009, granting Wiley exclusive global rights to publish and distribute books based on Meredith’s consumer-leading brands, including the powerful Better Homes and Gardens imprint. Under the agreement, Meredith continues to create book content and retain all approval and content rights. Wiley is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management. Wiley pays Meredith royalties based on net sales subject to a guaranteed minimum. Separate from Wiley, Meredith continues to publish and promote books under licensed trademarks such as The Home Depot® books.

Production and Delivery
Paper, printing, and postage costs accounted for 41 percent of the publishing segment's fiscal 2009 operating expenses.

The major raw materials essential to the publishing segment are coated publication and book-grade papers. Meredith directly purchases all of the paper for its magazine production and its custom publishing business and a majority of the paper for its book production. After several quarters of sharply increasing prices, paper prices declined in the second half of fiscal 2009. Even with these declines, average paper prices increased 10 percent in fiscal 2009. The price of paper is driven by overall market conditions and is therefore difficult to predict. Management anticipates paper prices will be fairly stable and fiscal 2010 average paper prices will be approximately 10 percent lower than fiscal 2009 average prices. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements.

Meredith has printing contracts with several major domestic printers for all of its magazine titles. The Company has a contract with a major U.S. printer for the majority of its book titles.

Because of the large volume of magazine and subscription promotion mailings, postage is a significant expense of the publishing segment. We continually seek the most economical and effective methods for mail delivery including cost-saving strategies that leverage worksharing opportunities offered within the postal rate structure. Postage on periodicals accounts for approximately 75 percent of Meredith's postage costs, while other mail items—direct mail, replies, and bills— accounts for approximately 25 percent. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates each May. Rate increases have been implemented by the USPS in each of Meredith’s last four fiscal years. Under the Postal Accountability and Enhancement Act, USPS increases for each class of mail are capped to the U.S. Bureau of Labor Statistics' reported increase in the annual CPI-U Index (Consumer Price Index for Urban consumers) for the previous calendar year. This CPI-U increase for 2008 was 3.8 percent. The new postal law, however, contains a special "banking provision" that allows the USPS to defer a portion of an increase not used in a given year to apply in a subsequent year. While fiscal 2009 postage expense decreased 3 percent from fiscal 2008 costs, the latest increase in May 2009 will increase Meredith’s annual postage costs by approximately 3 percent. Meredith continues to work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases. We cannot, however, predict future changes in the efficiency of the USPS and postal rates or the impact they will have on our publishing business.

Fulfillment services for Meredith's publishing segment are provided by third parties. National magazine newsstand distribution services are provided by a third party through multi-year agreements.

Competition
Publishing is a highly competitive business. The Company's magazines, books, and related publishing products and services compete with other mass media, including the Internet, and with many other leisure-time activities. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics, advertiser results, and sales team effectiveness. Competition for readers is based principally on editorial content, marketing skills, price, and customer service. While competition is strong for established titles, gaining readership for newer magazines and specialty publications is especially competitive.

Broadcasting

Broadcasting represented approximately 20 percent of Meredith's consolidated revenues in fiscal 2009. Certain information about the Company's television stations at June 30, 2009, follows:

Station, Market	DMA National Rank (1)	Network Affiliation	Channel	Expiration Date of FCC License	Average Audience Share (2)

WGCL-TV	8	CBS	46	4-1-2005 (3)	6.0%
Atlanta, GA

KPHO-TV	12	CBS	5	10-1-2006 (3)	7.0%
Phoenix, AZ

KPTV	22	FOX	12	2-1-2007 (3)	7.0%
Portland, OR

KPDX-TV	22	MyNetworkTV	49	2-1-2007(3)	2.3%
Portland, OR

WSMV-TV	29	NBC	4	8-1-2005 (3)	11.0%
Nashville, TN

WFSB-TV	30	CBS	3	4-1-2007(3)	12.7%
Hartford, CT
New Haven, CT

KCTV	31	CBS	5	2-1-2006 (3)	13.7%
Kansas City, MO

KSMO-TV	31	MyNetworkTV	62	2-1-2006 (3)	2.0%
Kansas City, MO

WHNS-TV	36	FOX	21	12-1-2004 (3)	6.3%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

KVVU-TV	42	FOX	5	10-1-2006 (3)	4.7%
Las Vegas, NV

WNEM-TV	66	CBS	5	10-1-2005 (3)	14.0%
Flint, MI
Saginaw, MI
Bay City, MI

WSHM-LP	111	CBS	3	4-1-2007 (3)	9.3%
Springfield, MA
Holyoke, MA

(1)	Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2008–2009 DMA ranking.

(2)
Average audience share represents the estimated percentage of households using television tuned to the station in the DMA. The percentages shown reflect the average total day shares (9:00 a.m. to midnight) for the November 2008, March 2009, and May 2009 measurement periods.

(3)
Renewal application pending. Under FCC rules, a license is automatically extended pending FCC processing and granting of the renewal application. We have no reason to believe that these licenses will not be renewed by the FCC.

Operations
The principal sources of the broadcasting segment’s revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of our television signal to satellite and cable systems; 4) advertising on the stations’ websites; and 5) payments by advertisers for other services, such as the production of advertising materials. The advertising revenues derived from a station’s local news programs make up a significant part of its total revenues.

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

Typically 30 to 40 percent of a market's television advertising revenue is generated by local newscasts. Station personnel are continually working to grow their news ratings, which in turn will augment revenues. Effective June 12, 2009, the Company broadcasts on its digital channels only, except for WSHM, our low-power station. The Company broadcasts local newscasts in high definition (HD) at two of our 12 stations. These telecasts have been well received given the dramatic increase in sales of HD televisions.

The national network affiliations of Meredith's 12 television stations influence advertising rates. Generally, a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs. Network-affiliated stations generally pay networks for certain programming such as professional football. The Company's FOX affiliates also pay the FOX network for additional advertising spots in prime-time programming.

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

During fiscal 2009, Meredith announced an initiative to consolidate back-office station functions such as traffic, master control, and research into centralized hubs in Atlanta and Phoenix. The centralization is expected to be fully completed in early calendar 2010.

Meredith has been successful in creating nontraditional revenue streams in the broadcasting segment. Our unique Cornerstone programs differentiate Meredith from other local television broadcasters. These programs leverage our publishing brands by packaging content from our magazines with print and on-air advertising from local advertisers.

We continue to see increasing revenues from retransmission fees. Meredith has successfully negotiated new retransmission terms with all cable operators in its markets. Revenues from retransmission fees more than doubled in fiscal 2009 to reach $16.6 million. We expect retransmission fees to be more than $20 million in fiscal 2010.

Meredith Video Solutions (MVS) produces broadcast-quality video for use by Meredith's television stations and our broadcasting and publishing websites, and is producing custom video for clients as well. MVS's video sites, Better.tv and Parents.tv, offer more ways for users to interact with our content. Better.tv features over 20 channels of video information on topics including food, family, home, style, entertainment, fitness, and health. Parents.tv provides all-original parenting content based on the editorial backbone of Parents, American Baby, and Family Circle magazines. Sponsorship opportunities include video billboards, product integration, channel sponsorships, and custom videos.

The Better show, our hour-long daily lifestyle television show produced by MVS, continues to expand its reach. The show now has syndication agreements in more than 50 markets, including half of the nation’s top 10. This is up from 35 markets in the fall of 2008. Content from the Better show is also repurposed online at Better.tv and Parents.tv.

Meredith parenthood video content is distributed on Comcast Corp.'s cable systems on a video on demand (VOD) channel branded Parents TV that reaches more than 14 million households. In its first full year, approximately 1.7 million videos were downloaded through the VOD channel. Comcast has more VOD homes than any other cable operator. Meredith and Comcast share the advertising revenues.

Competition
Meredith's television stations and radio station compete directly for advertising dollars and programming in their respective markets with other local television stations, radio stations, and cable television providers. Other mass media providers such as newspapers and their websites are also competitors. Advertisers compare market share, audience demographics, and advertising rates and take into account audience acceptance of a station's programming, whether local, network, or syndicated.

Regulation
The ownership, operation, and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive regulation of the broadcasting industry under authority granted by the Communications Act of 1934, as amended (Communications Act), including authority to promulgate rules and regulations governing broadcasting. The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations’ locations and operating parameters; issues, renews, revokes, and modifies station licenses; regulates and limits changes in ownership or control of station licenses; regulates equipment used by stations; regulates station employment practices; regulates certain program content and commercial matters in children’s programming; has the authority to impose penalties for violations of its rules or the Communications Act; and impose annual fees on stations. Reference should be made to the Communications Act, as well as to the FCC’s rules, public notices, and rulings for further information concerning the nature and extent of federal regulation of broadcast television stations.

Television broadcast licenses are granted for eight-year periods. The Communications Act directs the FCC to renew a broadcast license if the station has served the public interest and is in substantial compliance with the provisions of the Communications Act and FCC rules and policies. Management believes the Company is in substantial compliance with all applicable provisions of the Communications Act and FCC rules and policies and knows of no reason why Meredith's broadcast station licenses will not be renewed.

On December 18, 2007, the FCC adopted a decision that revised its newspaper/broadcast cross-ownership rule to permit a degree of same-market newspaper/broadcast ownership based on certain presumptions, criteria, and limitations. The FCC at that time made no changes to the currently effective local radio ownership rules (as modified by its 2003 ownership decision) or the radio/television cross-ownership rule (as modified in 1999). Also in December 2007, the FCC adopted rules to promote diversification of broadcast ownership, including revisions to its ownership attribution rules. The FCC’s media ownership rules, including the modifications adopted in December 2007, are subject to further court appeals, various petitions for reconsideration before the FCC, and possible actions by Congress. We cannot predict the impact of any of these developments on our business. In particular, we cannot predict the ultimate outcome of the FCC’s media ownership proceedings or their effects on our ability to acquire broadcast stations in the future or to continue to freely transfer stations that we currently own. Moreover, we cannot predict the impact of future reviews or any other agency or legislative initiatives upon the FCC’s broadcast rules.

The Communications Act and the FCC also regulate relationships between television broadcasters and cable and satellite television providers. Under these provisions, most cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations that elect to exercise this right to mandatory carriage. Alternatively, television stations may elect to restrict cable systems from carrying their signals without their written permission, referred to as retransmission consent. Congress and the FCC have established and implemented generally similar market-specific requirements for mandatory carriage of local television stations by satellite television providers when those providers choose to provide a market’s local television signals.

In February 2006, Congress passed the Digital Television Transition and Public Safety Act (DTV Act), and set February 17, 2009, as the end of free, over-the-air, analog broadcast service from full power television stations. In February 2009, Congress passed legislation that required all full-power stations to convert to all-digital operation by June 12, 2009. This new transition date was intended to permit additional time for consumers to obtain converter boxes and otherwise prepare for the transition. On June 12, 2009, the Company turned off its full power analog channels and now broadcasts on its digital channels only.

In 2006, Sprint Nextel Corporation (Nextel) was granted the right from the FCC to claim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to claim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The transition is being completed on a market-by-market basis. We recorded pre-tax gains of $2.5 million and $1.8 million during fiscal 2009 and fiscal 2008, respectively, that represent the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged. As the equipment is exchanged in other markets, we expect to record additional gains in fiscal 2010.

Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations, and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership transferability, and profitability of the Company’s broadcast television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these include, for example, spectrum use fees, regulation of political advertising rates, potential restrictions on the advertising of certain products (such as alcoholic beverages), program content restrictions, increased fines for rule violations, and ownership rule changes. Other matters that could potentially affect the Company’s broadcast properties including technological innovations and developments generally affecting competition in the mass communications industry for viewers or advertisers, such as home video recorders and players, satellite radio and television services, cable television systems, newspapers, outdoor advertising, and Internet delivered video programming services.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one year terms each November. The current executive officers of the Company are:

Stephen M. Lacy—President and Chief Executive Officer (2006–present) and a director of the Company since 2004. Formerly President and Chief Operating Officer (2004–2006) and President–Publishing Group (2000–2004). Age 55.

John H. (Jack) Griffin, Jr.—President–Publishing Group (2004–present). Formerly President–Magazine Group (2003–2004). Age 49.

Paul A. Karpowicz—President–Broadcasting Group (2005–present). Prior to joining Meredith, Mr. Karpowicz spent 16 years with LIN Television Corporation (LIN) and in 1994 was named Vice President-Television for LIN's 23 properties in 14 markets. Mr. Karpowicz served on LIN's Board of Directors from 1999 to 2005. Age 56.

Joseph H. Ceryanec—Vice President–Chief Financial Officer (effective October 2008). Prior to joining Meredith, Mr. Ceryanec served as President, Central Region for PAETEC Corporation from February 2008. Prior to PAETEC’s acquisition of McLeodUSA, Mr. Ceryanec served as McLeodUSA’s Group Vice President, Chief Financial Officer from 2005 to 2008 and Controller/Treasurer from 1996 to 2005. Age 48.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006–present). Formerly Vice President–Corporate Development/General Counsel and Secretary (2004–2006) and Vice President–Corporate and Employee Services/General Counsel and Secretary (2002–2004). Age 50.

EMPLOYEES

As of June 30, 2009, the Company had approximately 3,160 full-time and 120 part-time employees. Only a small percentage of our workforce is unionized. We consider relations with our employees to be good.

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

AVAILABLE INFORMATION

The Company's corporate website is Meredith.com. The content of our website is not incorporated by reference into this Form 10-K. Meredith makes available free of charge through its website its Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after such documents are electronically filed with or furnished to the SEC. Meredith also makes available on its website its corporate governance information including charters of all of its Board Committees, its Corporate Governance Guidelines, its Code of Business Conduct and Ethics, its Code of Ethics for CEO and Senior Financial Officers, and its Bylaws. Copies of such documents are also available free of charge upon written request.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections titled Item 1–Business, Item 1A–Risk Factors, and Item 7–Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our SEC filings and elsewhere. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such factors include, but are not limited to, those items described in Item 1A–Risk Factors below, those identified elsewhere in this document, and other risks and factors identified from time to time in our SEC filings. We have tried, where possible, to identify such statements by using words such as believe, expect, intend, estimate, anticipate, will, likely, project, plan, and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates, and assumptions regarding future events and are applicable only as of the dates of such statements. Readers are cautioned not to place undue reliance on such forward-looking statements that are part of this filing; actual results may differ materially from those currently anticipated. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1A.   RISK FACTORS

In addition to the other information contained or incorporated by reference into this Form 10-K, investors should consider carefully the following risk factors when investing in our securities. In addition to the risks described below, there may be additional risks that we have not yet perceived or that we currently believe are immaterial.

Advertising represents the largest portion of our revenues.  Approximately 55 percent of our revenues are derived from advertising. Advertising constitutes about half of our publishing segment revenues and almost all of our broadcasting segment revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, for example the Internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising or suppress advertising rates.

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

Paper and postage prices may be difficult to predict or control.  Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2009, these expenses accounted for 28 percent of the publishing segment's operating costs. Paper is a commodity and its price has been subject to significant volatility. All of our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts and multi-year contracts. The USPS distributes substantially all of our magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

World events may result in unexpected adverse operating results for our broadcasting segment.  Our broadcasting results could be affected adversely by world events such as wars, political unrest, acts of terrorism, and natural disasters. Such events can result in significant declines in advertising revenues as the stations will not broadcast or will limit broadcasting of commercials during times of crisis. In addition, our stations may have higher newsgathering costs related to coverage of the events.

Our broadcasting operations are subject to FCC regulation.  Our broadcasting stations operate under licenses granted by the FCC. The FCC regulates many aspects of television station operations including employment practices, political advertising, indecency and obscenity, programming, signal carriage, and various technical matters. Violations of these regulations could result in penalties and fines. Changes in these regulations could impact the results of our operations. The FCC also regulates the ownership of television stations. Changes in the ownership rules could affect our ability to consummate future transactions. Details regarding regulation and its impact on our broadcasting operations are provided in Item 1–Business beginning on page 6.

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

We have two classes of stock with different voting rights.  We have two classes of stock: common stock and Class B stock. Holders of common stock are entitled to one vote per share and account for approximately 30 percent of the voting power. Holders of Class B stock are entitled to ten votes per share and account for the remaining 70 percent of the voting power. There are restrictions on who can own Class B stock. The majority of Class B shares are held by members of Meredith's founding family. Control by a limited number of individuals may make the Company a less attractive takeover target, which could adversely affect the market price of our common stock. This voting control also prevents other shareholders from exercising significant influence over certain of the Company's business decisions.

Further non-cash impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of the Company’s stock.  Although the Company has written down its intangible assets (including goodwill) by $294.5 million in fiscal 2009, further impairment charges are possible. We test our goodwill and intangible assets, including FCC licenses, for impairment during the fourth quarter of every fiscal year and on an interim basis if indicators of impairment exist. Factors which influence the evaluation include the Company’s stock price and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, a potentially material impairment charge could be incurred. Although these charges would be non-cash in nature and would not affect the Company’s operations or cash flow, they would adversely affect stockholders’ equity and reported results of operations in the period charged.

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

The publishing segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue and 375 Lexington Avenue in New York, NY. The New York facilities are used primarily as advertising sales offices for all Meredith magazines and as headquarters for Ladies' Home Journal, Family Circle, Parents, Fitness, More, Siempre Mujer, and the American Baby Group properties. We have also entered into leases for integrated marketing operations and publishing sales offices located in the states of California, Illinois, Michigan, Texas, and Virginia. The Company believes the capacity of these locations is sufficient to meet our current and expected future requirements.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of shareholders since the Company's last annual meeting held on November 5, 2008.

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

	High	Low	Dividends
Fiscal 2009
First Quarter	$31.31	$23.02	$0.215
Second Quarter	28.30	12.06	0.215
Third Quarter	19.49	10.60	0.225
Fourth Quarter	30.10	16.40	0.225

	High	Low	Dividends
Fiscal 2008
First Quarter	$62.50	$48.15	$0.185
Second Quarter	62.39	53.71	0.185
Third Quarter	55.08	37.10	0.215
Fourth Quarter	39.83	28.01	0.215

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased its dividend in each of the last 16 years. It is anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2009, there were approximately 1,390 holders of record of the Company's common stock and 740 holders of record of Class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company’s common stock during the period July 1, 2004, to June 30, 2009, with the Standard and Poor’s (S&P) 500 Index and with a Peer Group of six companies engaged in multimedia businesses primarily with publishing and/or television broadcasting in common with the Company.

The S&P 500 Index is comprised of 500 U.S. companies in the industrial, transportation, utilities, and financial industries and is weighted by market capitalization. The Peer Group selected by the Company for comparison, which is also weighted by market capitalization, is comprised of Belo Corp.; Gannett Co., Inc.; The McGraw-Hill Companies, Inc.; Media General, Inc.; The E.W. Scripps Company; and The Washington Post Company. Heart-Argyle Television, Inc., which had been included in the Peer Group in prior years, is no longer a publicly traded company and has been removed from the Peer Group. The Company also removed The New York Times from the Peer Group since they sold their broadcast media group and no longer are in any of the same lines of business as the Company.

The graph depicts the results for investing $100 in the Company’s common stock, the S&P 500 Index, and the Peer Group at closing prices on June 30, 2004, assuming dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended June 30, 2009.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under the programs
April 1 to April 30, 2009	1,399	$ 17.63	1,399	1,496,429
May 1 to May 31, 2009	485	27.02	485	1,495,944
June 1 to June 30, 2009	–	–	–	1,495,944
Total	1,884	20.05	1,844	1,495,944

No Class B shares were purchased during the quarter ended June 30, 2009.

In May 2008, Meredith announced the Board of Directors had authorized the repurchases of up to 2.0 million additional shares of the Company's stock through public and private transactions.

For more information on the Company's share repurchase program, see Item 7–Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share Repurchase Program" on page 35.

ITEM 6.   SELECTED FINANCIAL DATA

Selected financial data for the years 2005 through 2009 is contained under the heading "Eleven-Year Financial History with Selected Financial Data" beginning on page 86 and is derived from consolidated financial statements for those years. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7–Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8–Financial Statements and Supplementary Data of this Form 10-K.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

MD&A should be read in conjunction with the other sections of this Form 10-K, including Item 1–Business, Item 6–Selected Financial Data, and Item 8–Financial Statements and Supplementary Data. MD&A contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Item 1A–Risk Factors.

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

Meredith operates two business segments. Publishing consists of magazine and book publishing, integrated marketing, interactive media, brand licensing, database-related activities, and other related operations. Broadcasting consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2009, publishing accounted for approximately 80 percent of the Company's $1.4 billion in revenues while broadcasting revenues contributed approximately 20 percent.

While signs of a weakening economy were noticeable toward the end of fiscal 2008, fiscal 2009 brought further economic turmoil. Most companies, and particularly those in the media industry, were directly impacted by the adverse effects on consumer confidence and consequential lower advertiser spending. Meredith was no exception. Total advertising revenues declined 15 percent in fiscal 2009.

In the face of these challenging times, the Company responded quickly to meet the demands of consumers and advertisers and to optimize opportunities in our publishing and broadcasting operations. Meredith implemented a three-pronged performance improvement plan to build value for its shareholders. First, we focused on gaining market share. In fiscal 2009, we increased market share to 10.5 percent of industry advertising revenue from 9.5 percent in fiscal 2008, according to data from Publishers Information Bureau (PIB). In the fourth fiscal quarter, our share grew to 12.8 percent from 10.1 percent. Many of our television stations posted stronger ratings during the recently completed May sweeps. In morning news, our stations in Portland, Hartford, and Las Vegas continued their number one positions, while Atlanta and Greenville each doubled viewership and Kansas City increased viewership 24 percent. We also gained additional viewers during the late news, where ad rates are the highest. Phoenix’s viewership for late news rose 38 percent while Greenville rose 11 percent. Hartford maintained its leadership position in every local newscast time period.

The second element of our performance improvement plan centers on growing new revenue streams, many not dependent on traditional advertising. Meredith Integrated Marketing revenues grew 13 percent in fiscal 2009, driven primarily by our custom publishing and digital service offerings. Over the last couple of years, we have transformed this business from purely a custom publisher into a full-scale custom marketing agency with expansive digital skills. In the process, we are now able to propose on a much broader range of business than ever before. Meredith’s brand licensing activities grew revenues 15 percent in fiscal 2009, largely due to our relationship with Wal-Mart. During the fiscal year, we reached an agreement with Wal-Mart to double the number of branded SKUs to 1,000 and extend the program to Canada. Revenues at MVS, a division of our Broadcasting Group focused on video content creation and syndication, rose more than 50 percent in fiscal 2009. Finally, fees paid to our television stations by cable, satellite, and phone companies that retransmit their broadcast signals, known in the industry as retransmission fees, doubled in fiscal 2009. We expect they will total more than $20 million in fiscal 2010.

Finally, our third performance improvement strategy is disciplined expense control and aggressive cash management. Though we recorded a non-cash impairment charge of $294.5 million in fiscal 2009, excluding the effects of that charge, total operating costs declined 11 percent in the fourth quarter, and 5 percent for the year – even with a 10 percent increase in paper prices over the prior-year period. Additionally, we raised our dividend 5 percent during fiscal 2009, unlike many of our peers that froze or reduced their dividends. We also eliminated approximately $105 million – or 22 percent – of our debt during the year. We continue to be well-positioned to make further investments in our business as strategic opportunities arise.

PUBLISHING

Advertising revenues made up 47 percent of fiscal 2009 publishing revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 25 percent of fiscal 2009 publishing revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. In the short term, subscription revenues, which accounted for 75 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. A key factor in Meredith's subscription success is our industry-leading database. It contains approximately 85 million entries that include information on about three-quarters of American homeowners, providing an average of 700 data points for each name. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

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

Publishing's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented 41 percent of the segment's operating expenses in fiscal 2009. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The production of our publications is outsourced to printers. We typically have multi-year contracts for the production of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS increased rates most recently in May 2009. This came after increases in each of Meredith’s prior three fiscal years. Meredith works with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases.

Employee compensation, which includes benefits expense, represented 23 percent of publishing's operating expenses in fiscal 2009. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. The remaining 36 percent of fiscal 2009 publishing expenses included costs for magazine newsstand and book distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

BROADCASTING

Broadcasting derives almost all of its revenues–94 percent in fiscal 2009–from the sale of advertising both over the air and on our stations' websites. The remainder comes from television retransmission fees, television production services, and other services.

The stations sell advertising to both local/regional and national accounts. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. MVS produces video content for Meredith stations, non-Meredith stations, and online distribution. Meredith continues to expand its Cornerstone program to leverage our publishing brands. The program packages material from our national magazines with local advertising to create customized mini-magazines delivered to targeted customers in the markets our television stations serve. We have generated additional revenues from Internet activities and programs focused on local interests such as community events and college and professional sports.

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

In conjunction with our annual impairment testing, we concluded in the fourth quarter of fiscal 2009 that there was impairment with respect to the carrying value of our Broadcasting FCC licenses and goodwill. As a result, in the fourth quarter of fiscal 2009 we recorded non-cash charge of $211.9 million to reduce the carrying value of our FCC licenses and of $82.6 million to write-off broadcasting’s goodwill.

On an ongoing basis, Broadcasting's major expense categories are employee compensation and programming costs. Excluding the impairment charge, employee compensation represented 50 percent of broadcasting's operating expenses in fiscal 2009, and is affected by the same factors noted for publishing. Programming rights amortization expense represented 11 percent of this segment's fiscal 2009 expenses, absent the impairment charge. Programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 39 percent of broadcasting's fiscal 2009 operating expenses excluding the impairment charge.

FISCAL 2009 FINANCIAL OVERVIEW

•
The Company reported a net loss for fiscal 2009 of $107.1 million or $2.38 per share reflecting the non-cash impairment charge of $294.5 million ($185.1 million after-tax.) Absent the impairment charge, the Company would have had fiscal 2009 net earnings of $78.0 million or $1.73 per share representing a 42 percent decline from fiscal 2008.

•
As part of the Company’s annual impairment testing, the Company recorded a pre-tax non-cash impairment charge of $211.9 million to reduce the carrying value of broadcast FCC licenses and $82.6 million to write-off the broadcasting segment’s goodwill in the fourth quarter of fiscal 2009.

•
Both magazine and broadcasting advertising revenues were affected by a nationwide slowdown in the demand for advertising. As a result, publishing revenues and operating profit decreased 8 percent and 20 percent, respectively. Broadcasting revenues and operating profit declined 14 percent and 431 percent, respectively and a loss from operations of $257.8 million was incurred as a result of the impairment charge. Absent the impairment charge discussed above, fiscal 2009 broadcasting operation profit would have been $36.8 million, a decline of 53 percent from fiscal 2008.

•
In the fourth quarter of fiscal 2009, management committed to additional steps against its performance improvement plan that included plans to centralize certain functions across Meredith’s television stations and limited workforce reductions in the publishing segment. In connection with these steps, the Company recorded a pre-tax restructuring charge in the fourth quarter of fiscal 2009 of $5.5 million including severance and benefit costs of $5.1 million and the write-down of certain fixed assets at the television stations of $0.4 million.

•
In December 2008, management committed to a performance improvement plan that included a companywide workforce reduction and the closing of Country Home magazine. In connection with this plan, the Company recorded a pre-tax restructuring charge in the second quarter of fiscal 2009 of $15.8 million including severance and benefit costs of $10.0 million, a write-down of various assets of Country Home magazine of $5.6 million, and other accruals of $0.2 million. Of the $15.8 million charge, $6.8 million is recorded in discontinued operations on the Consolidated Statement of Earnings (Loss.)

•
In fiscal 2009, we generated $180.9 million in operating cash flows, invested $23.5 million in capital improvements, and eliminated $105.0 million of our debt. The quarterly dividend was increased 5 percent from 21.5 cents per share to 22.5 cents per share effective with the March 2009 payment.

RESULTS OF OPERATIONS

Years ended June 30,	2009	Change	2008	Change	2007
(In millions except per share data)
Total revenues	$1,408.8	(9)%	$1,552.4	(2)%	$1,579.7
Costs and expenses	1,206.8	(4)%	1,263.6	1%	1,251.1
Depreciation and amortization	42.6	(13)%	49.2	9%	45.0
Impairment charge	294.5	–	–	–	–
Total operating expenses	1,543.9	18%	1,312.8	1%	1,296.1
Income (loss) from operations	$(135.1)	NM	$239.6	(16)%	$283.6
Earnings (loss) from continuing operations	$(102.5)	NM	$133.0	(20)%	$166.0
Net earnings (loss)	(107.1)	NM	134.7	(17)%	162.3
Diluted earnings (loss) per share from continuing operations	(2.28)	NM	2.79	(17)%	3.38
Diluted earnings (loss) per share	(2.38)	NM	2.83	(15)%	3.31
NM – not meaningful

OVERVIEW

Following are a brief description of discontinued operations and a discussion of our rationale for the use of financial measures that are not in accordance with accounting principles generally accepted in the United States of America (GAAP), or non-GAAP financial measures, and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the publishing and broadcasting segments and an analysis of our consolidated results of operations for the last three fiscal years.

Discontinued Operations

Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in MD&A relates to continuing operations. Therefore, results of Country Home magazine, Child magazine, WFLI, and KXFO are excluded for all periods covered by this report.

Use of Non-GAAP Financial Measures

Certain Consolidated Statement of Earnings (Loss) and broadcasting segment operating profit (loss) line items excluding the impact of the broadcasting impairment charge are non-GAAP financial measures. We are providing this information to facilitate a meaningful comparison of results for the last three fiscal years and because we believe it is useful to investors in evaluating our ongoing operations. Non-GAAP financial measures are intended to provide insight into selected financial information and should be evaluated in the context in which they are presented. These measures are of limited usefulness in evaluating our overall financial results presented in accordance with GAAP and should be considered in conjunction with the consolidated financial statements, including the related notes included elsewhere in this report.

A reconciliation of results excluding the broadcasting impairment charge (non-GAAP) to reported results (GAAP) follows.

Twelve Months ended June 30, 2009	Excluding Impairment Charge	Impairment Charge	As Reported
(In thousands except per share data)
Total operating expenses	$1,249,396	$294,529	$1,543,925
Income (loss) from operations	159,401	(294,529)	(135,128)
Income taxes	(56,658)	109,400	52,742
Earnings (loss) from continuing operations	82,622	(185,129)	(102,507)
Net earnings (loss)	78,045	(185,129)	(107,084)
Diluted earnings (loss) from continuing operations	1.83	4.11	(2.28)
Diluted earnings (loss) per share	1.73	4.11	(2.38)
Broadcasting operating profit (loss)	36,755	(294,529)	(257,774)

Our analysis of broadcasting segment results includes references to earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA) and adjusted EBITDA, which is defined as EBITDA before impairment charge. Fiscal 2008 and fiscal 2007 do not include an adjustment to EBITDA for impairment. EBITDA, adjusted EBITDA, and EBITDA margin are non-GAAP measures. We use EBITDA and adjusted EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our broadcasting segment. EBITDA is a common alternative measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Adjusted EBITDA is used to facilitate a meaningful comparison of results for the last three years. Broadcasting segment EBITDA and adjusted EBITDA are not used as measures of liquidity, nor are they necessarily indicative of funds available for our discretionary use.

We believe the non-GAAP measures used in MD&A contribute to an understanding of our financial performance and provide an additional analytic tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Trends and Uncertainties

Advertising demand is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Advertising revenues accounted for 56 percent of total revenues in fiscal 2009. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates and, over time, television programming rights. The Company's cash flows from operating activities, its primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A–Risk Factors in this Form 10-K for further discussion.

PUBLISHING

The following discussion reviews operating results for our publishing segment, which includes magazine and book publishing, integrated marketing, interactive media, brand licensing, database-related activities, and other related operations. The publishing segment contributed approximately 80 percent of Meredith's revenues in fiscal 2009.

In fiscal 2009, publishing revenues declined 8 percent while segment operating profit decreased 20 percent. In fiscal 2008, publishing revenues were flat and segment operating profit declined 11 percent. Publishing operating results for the last three fiscal years were as follows:

Years ended June 30,	2009	Change	2008	Change	2007
(In millions)
Revenues	$1,134.2	(8)%	$1,233.8	–	$1,231.9
Operating expenses	(983.2)	(6)%	(1,045.5)	2%	(1,020.2)
Operating profit	$151.0	(20)%	$188.3	(11)%	$211.7

Publishing Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2009	Change	2008	Change	2007
(In millions)
Revenues
Advertising	$530.2	(15)%	$620.2	1%	$616.5
Circulation	280.8	(7)%	300.6	(7)%	322.6
Other	323.3	3%	313.0	7%	292.8
Total revenues	$1,134.3	(8)%	$1,233.8	–	$1,231.9

Advertising Revenue
The following table presents advertising page information according to PIB for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2009	Change	2008	Change	2007
Family Circle	1,645	(1)%	1,670	(6)%	1,775
Better Homes and Gardens	1,618	(15)%	1,898	(5)%	2,000
Parents	1,413	(10)%	1,567	12%	1,395
Ladies' Home Journal	1,217	(12)%	1,391	(9)%	1,524
More	895	(18)%	1,089	(10)%	1,203
Fitness	762	3%	737	(8)%	799
Traditional Home	610	(20)%	762	(15)%	895
American Baby	544	(18)%	660	5%	631
Midwest Living	524	(28)%	726	(8)%	792

Magazine advertising pages and revenues showed double-digit declines on a percentage basis at nearly all our titles. Both magazine advertising pages and revenues were down approximately 15 percent in fiscal 2009 as average net revenue per page was approximately flat. Among our advertising categories, toiletries and cosmetics and consumer electronics showed strength, while demand continued to be weaker for most other categories. In fiscal 2009, online advertising revenues decreased 5 percent.

Magazine advertising revenue was flat in fiscal 2008. Though magazine advertising revenues increased 10 percent in the first half of the fiscal year, they declined 9 percent in the second half. For the fiscal year, total advertising pages were down in the low-single digits on a percentage basis, with most titles showing declines. The exceptions to this were our parenthood, Hispanic, and special interest titles, which showed gains. Among core advertising categories, food and beverage, retail, and financial and government services showed strength while demand was weaker for prescription and non-prescription drugs, home, and direct response.

Similar to magazine advertising, online advertising revenues were up significantly (more than 30 percent) in the first half of fiscal 2008, but showed weakness in the second half of fiscal 2008 (down 6 percent). Overall online advertising increased 14 percent for the fiscal year.

Circulation Revenues
Magazine circulation revenues decreased 7 percent in fiscal 2009, reflecting declines in both newsstand and subscription revenues. Subscription revenues were down in the low-single digits on a percentage basis while newsstand revenues were down approximately 20 percent. While subscription revenues were down, subscription contribution was up 12 percent. The decrease in newsstand revenues was primarily due to a weaker retail market that affected most of our magazines’ newsstand revenues and a change in the mix of and a reduction in the number of special interest publications and craft titles.

Magazine circulation revenues were down 7 percent in fiscal 2008, reflecting declines in both newsstand and subscription revenues. Subscription revenues were down in the mid-single digits on a percentage basis while newsstand revenues were down approximately 10 percent. The continued decrease in subscription revenues was anticipated due to a series of previously announced strategic initiatives taken to improve long-term subscription contribution including the Company selling fewer subscriptions to Ladies' Home Journal due to the reduction in its rate base in January 2007 and the Company's ongoing initiative to move the readers of Family Circle, Parents, and Fitness to our direct-to-publisher circulation model. The decrease in newsstand revenues is primarily due to a change in the mix of and a reduction in the number of special interest publications published in fiscal 2008 as compared to the prior year.

Other Revenues
Integrated marketing revenues increased 13 percent in fiscal 2009. The acquisition of Big Communications in June 2008 more than offset a reduction in revenues in integrated marketing’s traditional and certain of its on-line businesses, which was primarily due to certain non-recurring programs in the prior-year and due to the timing of delivery of certain projects.

Revenues from magazine royalties and licensing were up 14 percent in fiscal 2009. The introduction of the Better Homes and Gardens line of home products, available now exclusively at Wal-Mart, primarily fueled this growth.

Book revenues declined 9 percent in fiscal 2009, primarily due to a significant reduction in the number of new book releases. In December 2008, Meredith announced a licensing agreement granting Wiley exclusive global rights to publish and distribute books based on Meredith’s consumer-leading brands, including the powerful Better Homes and Gardens imprint. Under the agreement, which was effective March 1, 2009, Meredith continues to create book content and retain all approval and content rights. Wiley is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management. Wiley pays Meredith royalties based on net sales subject to a guaranteed minimum.

The aggregate effect of the changes in integrated marketing, brand licensing, and book operations was that other publishing revenues increased 3 percent in fiscal 2009.

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

These increases were partially offset by decreases in revenues in book operations. Book revenues declined approximately 50 percent as compared to the prior fiscal year due to both lower gross revenues of approximately 30 percent and increased sales returns of approximately 50 percent. Most of this increase in sales returns was recorded in the fourth quarter of fiscal 2008.

As a result of the changes in integrated marketing, brand licensing, and book operations, other publishing revenues increased 7 percent in fiscal 2008.

Publishing Operating Expenses

Publishing operating costs decreased 6 percent in fiscal 2009. In the fourth quarter of fiscal 2009, severance and related benefit costs of $1.7 million were recorded in the publishing segment related to a limited reduction in workforce. In the second quarter, severance and related benefit costs of $6.0 million were recorded related to a companywide reduction in workforce. With regard to on-going operating expenses, processing, other delivery expenses, amortization expense, advertising and promotion, and travel and entertainment expenses declined. Book manufacturing, art, and separations expense decreased due to the changes made in the book business. Circulation expenses also declined. While performance-based incentive expense declined, employee compensation costs increased slightly. Paper expense rose as increases in paper costs of approximately 10 percent more than offset decreases in paper consumption due to the decline in advertising pages sold.

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

Publishing Operating Profit

Fiscal 2009 publishing operating profit decreased 20 percent. The decline primarily reflected the weak demand for advertising and higher paper prices partially offset by increased operating profits in our book, integrated marketing, and brand licensing operations.

Publishing operating profit declined 11 percent in fiscal 2008. Strong operating profit growth of more than 70 percent in our integrated marketing operations from traditional business growth and online acquisitions was more than offset by a net loss in our book operations (including restructuring charges), a decline in operating profit from our interactive media operations, and a slight decrease in magazine circulation contribution. The decline in gross book sales, the increase in the book sales return allowance, and the restructuring charges discussed above contributed to the net loss in the book operations.

BROADCASTING

The following discussion reviews operating results for the Company's broadcasting segment, which currently consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. The broadcasting segment contributed approximately 20 percent of Meredith's revenues in fiscal 2009.

The television industry is experiencing one of the most difficult advertising environments in its history. Broadcasting revenues declined 14 percent in fiscal 2009, as $23.5 million in political advertising was not enough to offset lower non-political advertising, particularly in automotive. Costs and expenses declined 1 percent and an impairment charge of $294.5 million was recorded in the broadcasting segment. Due to the impairment charge, the broadcasting operations reported an operating loss of $257.8 million.

Revenues declined 8 percent in fiscal 2008, leading to a 27 percent decrease in operating profit. The revenue decrease reflected a $27.7 million decline in net political advertising. Costs and expenses were flat as compared to the prior fiscal year. Broadcasting operating results for the last three fiscal years were as follows:

Years ended June 30,	2009	Change	2008	Change	2007
(In millions)
Revenues	$274.5	(14)%	$318.6	(8)%	$347.8
Costs and expenses	(237.8)	(1)%	(240.7)	–	(241.0)
Impairment of goodwill and other intangible assets	(294.5)	–	–	–	–
Operating profit (loss)	$(257.8)	NM	$77.9	(27)%	$106.8
NM – not meaningful

Broadcasting Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2009	Change	2008	Change	2007
(In millions)
Revenues
Non-political advertising	$233.5	(23)%	$304.9	(1)%	$309.3
Political advertising	23.5	332%	5.4	(84)%	33.2
Other	17.5	112%	8.3	57%	5.3
Total revenues	$274.5	(14)%	$318.6	(8)%	$347.8

Broadcasting revenues decreased 14 percent in fiscal 2009. Net political advertising revenues related primarily to the November 2008 elections totaled $23.5 million compared with $5.4 million in the prior year. The fluctuations in political advertising revenues at our stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns (which take place primarily in our odd-numbered fiscal years). Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. The recession continues to impact non-political broadcasting advertising. Non-political advertising revenues decreased 23 percent in fiscal 2009. Local non-political advertising revenues declined 24 percent while national non-political advertising revenues decreased 23 percent. Automobile advertising revenues declined nearly 45 percent in fiscal 2009, accounting for approximately half of non-political advertising declines. Online advertising declined 14 percent compared to the prior-year period.

Other revenue, which is primarily retransmission fees, more than doubled in fiscal 2009. This increase is primarily due to new retransmission agreements Meredith has with the major cable operators in our markets.

Fiscal 2008 net political advertising revenues declined 84 percent, or $27.8 million. Non-political advertising revenues decreased 1 percent, reflecting declines of 1 percent in the local market and of 8 percent in national advertising sales. These decreases were offset by a 40 percent increase in online advertising, which is a small but growing percentage of broadcasting non-political advertising revenues. While non-political advertising revenues increased 4 percent in the first half of the year, a decline in automotive advertising combined with the economic slowdown that impacted categories such as retail and telecommunications led to a 7 percent decline in non-political advertising in the second half of the year. The increase in other revenues of 57 percent was due primarily to increases in retransmission fees.

Broadcasting Costs and Expenses

Broadcasting costs and expenses decreased 1 percent in fiscal 2009 as compared to the prior-year period. In the fourth quarter of fiscal 2009, severance and related benefit costs of $3.4 million and the write-down of certain fixed assets at the television stations of $0.4 million were recorded in the broadcasting segment related plans to centralize certain functions across Meredith’s television stations. In the second quarter, severance and related benefit costs of $2.0 million were recorded related to a companywide reduction in workforce. Performance-based incentive accruals, employee compensation costs, depreciation, advertising and promotion expenses, and film amortization declined. Bad debt and legal service expenses increased. A credit of $2.5 million to expenses for a gain on the Sprint Nextel Corporation equipment exchange contributed to the decline. This gain represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged.

Broadcasting costs and expenses were flat in fiscal 2008. Employee compensation costs and related benefits increased primarily due to continued investments in local news and video production. Broadcasting costs and expenses also include higher bad debt expenses, a 10 percent increase in depreciation expense, and an impairment charge of $0.6 million on the Hartford building that we vacated in fiscal 2007 when we relocated to our newly constructed facility. As a result of the deadline for DTV transition, the Company accelerated the depreciation of certain equipment that is expected to have a shorter useful life as a result of the digital conversion. In the fourth quarter of fiscal 2008, Broadcasting recorded a charge of $1.4 million for severance and benefits costs. These increases and charges were offset by reductions in legal expenses, radio advertising and promotion expenses, share-based and incentive-based compensation, and program rights amortization.

Broadcasting Impairment of Goodwill and Other Intangible Assets

The Company performed its annual impairment testing as of May 31, 2009. The recession’s ongoing impact on local advertising lowered future cash flow projections during the fourth quarter of fiscal 2009. The evaluation resulted in the carrying values of our broadcast stations’ goodwill and certain of their FCC licenses having carrying values that exceeded their estimated fair values. As a result, the Company recorded a pre-tax non-cash charge of $211.9 million to reduce the carrying value of its FCC licenses and $82.6 million to write-off goodwill in the fourth quarter of fiscal 2009.

Broadcasting Operating Profit (Loss)

Broadcasting operations resulted in a $257.8 million loss in fiscal 2009 reflecting the $294.5 million non-cash impairment charge to reduce the carrying value of our FCC licenses and write-off the segment’s goodwill. Absent the impairment charge, broadcasting operating profit would have been $36.8 million, a decrease of 53 percent from fiscal 2008. The decline reflected weakened economic conditions and their effect on non-political advertising revenues, which more than offset the strength of political advertising revenues.

In fiscal 2008, revenues and operating profit declined by 8 percent and 27 percent respectively, reflecting the 84 percent reduction in political revenues, while operating costs remained flat.

Supplemental Disclosure of Broadcasting EBITDA and Adjusted EBITDA

Meredith's broadcasting EBITDA is defined as broadcasting segment operating profit (loss) plus depreciation and amortization expense. Adjusted EBITDA is defined as broadcasting EBITDA before impairment charge. EBITDA and adjusted EBITDA are non-GAAP financial measures and should not be considered in isolation or as a substitute for GAAP financial measures. See the discussion of management's rationale for the use of EBITDA and adjusted EBITDA in the Overview of this section. Broadcasting EBITDA, adjusted EBITDA, EBITDA margin, and adjusted EBITDA margin were as follows:

Years ended June 30,	2009	Change	2008	Change	2007
(In millions)
Revenues	$274.5	(14)%	$318.6	(8)%	$347.8
Operating profit (loss)	$(257.8)	NM	$77.9	(27)%	$106.8
Depreciation and amortization	25.2	(6)%	26.6	10%	24.2
EBITDA	(232.6)	NM	104.5	(20)%	131.0
Impairment of goodwill and other intangible assets	294.5	–	–	–	–
Adjusted EBITDA	$61.9	(41)%	$104.5	(20)%	$131.0
EBITDA margin	(84.7)%		32.8%		37.7%
Adjusted EBITDA margin	22.6%		32.8%		37.7%
NM – not meaningful

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three years were as follows:

Years ended June 30,	2009	Change	2008	Change	2007
(In millions)
Unallocated corporate expenses	$28.4	7%	$26.5	(24)%	$34.9

Unallocated corporate expenses increased 7 percent in fiscal 2009. In the second quarter of fiscal 2009, severance and related benefit costs of $1.0 million were recorded in unallocated corporate expenses related to the companywide reduction in workforce. Increases in pension costs, share-based compensation, consulting fees, Meredith Foundation contributions, and legal services expenses partially offset decreases in performance-based incentive expenses, travel and entertainment, and depreciation expense. The increase in share-based compensation is due to certain employees becoming retirement eligible in the current fiscal year and thus their share-based compensation expense was fully expensed during the current fiscal year.

Unallocated corporate expenses decreased 24 percent in fiscal 2008. Excluding a pension settlement charge recorded in fiscal 2007, unallocated corporate expenses declined 8 percent, reflecting decreases in incentive-based and share-based compensation partially offset by higher employee compensation costs due to annual salary merit adjustments.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2009	Change	2008	Change	2007
(In millions)
Production, distribution, and editorial	$646.6	(4)%	$673.6	4%	$648.0
Selling, general, and administrative	560.2	(5)%	590.0	(2)%	603.1
Depreciation and amortization	42.6	(13)%	49.2	9%	45.0
Impairment of goodwill and other intangible assets	294.5	–	–	–	–
Operating expenses	$1,543.9	18%	$1,312.8	1%	$1,296.1

Production, Distribution, and Editorial Costs
Fiscal 2009 production, distribution, and editorial costs declined 4 percent. Book manufacturing, art, and separation expense decreased due to changes in our book operations discussed above. In addition, declines in processing, other delivery expenses, and film amortization more than offset increases in paper costs.

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

Selling, General, and Administrative Expenses
Fiscal 2009 selling, general, and administrative expenses decreased 5 percent. Declines in performance-based incentive accruals, advertising and promotion expenses, and travel and entertainment were partially offset by increases in pension costs, consulting fees, bad debt expenses, and legal expenses. Subscription acquisition costs also decreased.

Selling, general, and administrative expenses decreased 2 percent in fiscal 2008. Declines in subscription acquisition costs, decreased incentive-based and share-based compensation expense, lower broadcasting legal services, and advertising and promotion expenses, were partially offset by higher employee compensation costs, and bad debt expense.

Depreciation and Amortization
Depreciation and amortization expenses decreased 13 percent in fiscal 2009 primarily due to the customer list intangibles acquired in fiscal 2006 being fully amortized in fiscal 2008. Depreciation and amortization expenses increased 9 percent in fiscal 2008. The increase primarily reflected increased amortization of intangibles related to recent acquisitions, amortization of website development costs related to the relaunch of BHG.com and Parents.com, and depreciation of the new broadcasting station facility serving the Hartford, Connecticut market. In addition, as a result of the deadline for DTV transition, the Company accelerated the depreciation of certain equipment that is expected to have a shorter useful life as a result of the digital conversion.

Impairment of Goodwill and Other Intangible Assets
Based on the Company’s annual impairment testing of goodwill and other long-lived intangible assets, in the fourth quarter of fiscal 2009, the Company recorded a non-cash impairment charge of $211.9 million to reduce the carrying value of our FCC licenses and $82.6 million to write-off our broadcasting segment’s goodwill.

Operating Expenses
Publishing paper, production, and postage combined expense was the largest component of our operating costs in fiscal 2009, representing 26 percent of the total. In fiscal 2008 these expenses represented 32 percent, and in fiscal 2007 they were 35 percent. Employee compensation including benefits was the second largest component of our operating costs in fiscal 2009. Employee compensation represented 25 percent of total operating expenses in fiscal 2009 compared to 30 percent in fiscal 2008 and 28 percent in fiscal 2007. In fiscal 2009, the impairment charge recorded was the third largest component. It represented 19 percent of total fiscal 2009 operating expenses. Absent this impairment charge, publishing paper, production, and postage combined expense represented 32 percent and employee compensation costs represented 31 percent of total operating costs.

Income (Loss) from Operations

The fiscal 2009 loss from operations was of $135.1 million, reflecting the non-cash impairment charge of $294.5 million. Absent this impairment charge, fiscal 2009 income from operations would have been $159.4 million, a decline of 33 percent from fiscal 2008. The decline reflects the recession and its effect on advertising revenues.

Income from operations declined 16 percent in fiscal 2008. In fiscal 2008, the net loss in book operations (including restructuring charges), and lower broadcasting political advertising revenues more than offset revenue growth and higher operating profits in integrated marketing operations and lower corporate unallocated expenses.

Net Interest Expense

Net interest expense was $20.1 million in fiscal 2009, $21.3 million in fiscal 2008, and $25.6 million in fiscal 2007. Average long-term debt outstanding was $455 million in fiscal 2009, $445 million in fiscal 2008, and $518 million in fiscal 2007. The Company's approximate weighted average interest rate was 4.6 percent in fiscal 2009, 5.0 percent in fiscal 2008, and 5.2 percent in fiscal 2007.

Income Taxes

The Company’s effective tax rate on income (loss) from continuing operations was 34.0 percent (on a pretax loss) in fiscal 2009, 39.1 percent (on pretax income) in fiscal 2008, and 35.7 percent (on pretax income, including a one-time tax benefit discussed below) in fiscal 2007. The lower effective tax rate in fiscal 2009 is primarily due to the tax effect of the impairment charge for broadcasting goodwill. Absent the impairment charge, the effective tax rate for fiscal 2009 was 40.7 percent, which is higher than in the prior year primarily due to accruals for tax contingencies.

The higher rate in fiscal 2008 is primarily due to an income tax benefit of $9.4 million in fiscal 2007 from the resolution of a tax contingency related to a capital loss. Recognition of the benefit was deferred until tax-related contingencies were resolved. Excluding the $9.4 million, the fiscal 2007 effective tax rate was 39.3 percent. Absent that benefit, the effective tax rate in fiscal 2008 is slightly lower than in the prior year primarily due to the increase in the Internal Revenue Code Section 199 manufacturers' deduction.

Earnings (Loss) from Continuing Operations and Earnings (Loss) per Share from Continuing Operations

Fiscal 2009 loss from continuing operations was $102.5 million ($2.28 per diluted share), compared to fiscal 2008 earnings from continuing operations of $133.0 million ($2.79 per diluted share), reflecting the non-cash impairment charge of $185.1 million (after-tax). Absent the impairment charge from fiscal 2009 results, the Company would have had fiscal 2009 earnings from operations of $82.6 million ($1.83 per diluted share), a decrease of 38 percent from fiscal 2008. The declines reflect the economic recession and its effect on advertising revenues.

Fiscal 2008 earnings from continuing operations were $133.0 million ($2.79 per diluted share), down 20 percent from $166.0 million ($3.38 per diluted share) in fiscal 2007. The higher tax rate, a net loss in our book operations (including restructuring charges), and lower broadcasting political advertising revenues more than offset revenue growth and higher operating profits in integrated marketing operations and lower unallocated corporate expenses.

Discontinued Operations

Income (loss) from discontinued operations represents the combined operating results, net of taxes, of Country Home magazine, Child magazine, and two television stations, KFXO and WFLI. The revenues and expenses for each of these properties have, along with associated taxes, been removed from continuing operations and reclassified into a single line item amount on the Consolidated Statements of Earnings (Loss) titled income (loss) from discontinued operations, net of taxes, for each period presented as follows:

Years ended June 30,	2009	2008	2007
(In millions except per share data)
Revenues	$16.8	$35.4	$66.1
Costs and expenses	(17.5)	(34.0)	(62.1)
Special items	(6.8)	1.8	(14.9)
Gain (loss) on disposal	–	(0.4)	4.8
Earnings (loss) before income taxes	(7.5)	2.8	(6.1)
Income taxes	2.9	(1.1)	2.4
Income (loss) from discontinued operations	$(4.6)	$1.7	$(3.7)
Income (loss) from discontinued operations per share:
Basic	$(0.10)	$0.04	$(0.08)
Diluted	(0.10)	0.04	(0.07)

For fiscal 2009, loss from discontinued operations represents the operating results, net of taxes, of Country Home magazine. In connection with the closing of Country Home magazine, the Company recorded a restructuring charge of $6.8 million in the second quarter of fiscal 2009 which included the write down of various assets of Country Home magazine of $5.8 million and severance and outplacement costs of $1.0 million. Most of the asset write-down charge related to the write-off of deferred subscription acquisition costs. These fiscal 2009 charges are reflected in the special items line above.

For fiscal 2008, income from discontinued operations represents the operating results of Country Home magazine, the operating loss of WFLI, the CW affiliate serving the Chattanooga, Tennessee market; a loss on the disposal of WFLI; and the reversal of a portion of the restructuring charge recorded in fiscal 2007 related to the discontinuation of the print operations of Child magazine. The reversal of a portion of the Child restructuring charge is a result of changes in the estimated net costs for vacated leased space and employee severance and is reflected in the special items line above.

For fiscal 2007, the loss from discontinued operations represents the combined operating results of Country Home magazine, Child magazine, WFLI, and KFXO, the low-power FOX affiliate serving the Bend, Oregon market; a gain on the disposal of KFXO; a non-cash impairment charge of $2.8 million on WFLI; and a restructuring charge of $12.1 million for the write-down of various assets of Child magazine. These impairment and restructuring charges are reflected in the special items line above.

Net Earnings (Loss) and Earnings (Loss) per Share

In fiscal 2009 a net loss of $107.1 million ($2.38 per diluted share) was recorded compared to net earnings of $134.7 million ($2.83 per diluted share) in the prior year, reflecting the non-cash impairment charge of $185.1 million. Absent the impairment charge from fiscal 2009 results, the Company would have reported fiscal 2009 net earnings of $78.0 million ($1.73 per diluted share), a decrease of 42 percent from fiscal 2008. The decline reflects the economic recession and its effect on advertising revenues. In addition, loss from discontinued operations of Country Home magazine as compared to the income from discontinued operations in the prior year contributed to the decline in net earnings in fiscal 2009. Lower net earnings were partially offset by the accretive effect of the reduction in Meredith's average diluted shares outstanding. Average basic shares outstanding decreased approximately 4 percent as a result of our share repurchase program. Average diluted shares outstanding decreased approximately 5 percent. Certain outstanding common stock equivalents were not included in the computation of dilutive earnings per share for 2009 because of the antidilutive effect on the earnings per share calculation (the diluted earnings per share becoming less negative than the basic earnings per share). Therefore, the common stock equivalents were not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per share in fiscal 2009.

Fiscal 2008 net earnings were $134.7 million ($2.83 per diluted share), down 17 percent from $162.3 million ($3.31 per diluted share) in fiscal 2007. Fiscal 2007 showed a loss from discontinued operations while fiscal 2008 showed income from discontinued operations. In addition, lower income from continuing operations was partially offset by the accretive effect of the reduction in Meredith's average diluted shares outstanding. Average basic shares outstanding decreased 2 percent as a result of our ongoing share repurchase program and average diluted shares outstanding decreased 3 percent as a result of our share repurchase program and lower dilutive effects from potential common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2009	2008	2007
(In millions)
Cash flows from operating activities	$180.9	$256.0	$210.5
Cash flows from investing activities	(29.0)	(95.4)	(65.2)
Cash flows from financing activities	(161.6)	(162.2)	(136.8)
Net cash flows	$(9.7)	$(1.6)	$8.5
Cash and cash equivalents	$27.9	$37.6	$39.2
Long-term debt (including current portion)	380.0	485.0	475.0
Shareholders' equity	609.4	787.9	833.2
Debt to total capitalization	38%	38%	36%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. The Company continues to generate significant cash flow from operating activities in spite of the downturn in advertising revenues due to the recession. Debt financing is typically used for significant acquisitions. Our core businesses—magazine and television broadcasting—have been strong cash generators. Despite the introduction of many new technologies such as the Internet, cable, and satellite television, we believe these businesses will continue to have strong market appeal for the foreseeable future. As is true in any business, operating results and cash flows are subject to changes in demand for our products and changes in costs. Changes in the level of demand for magazine and television advertising or other products can have a significant effect on cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2009, we had up to $25 million available under our revolving credit facility and up to $45 million available under our asset-backed commercial paper facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $9.7 million in fiscal 2009 and $1.6 million in fiscal 2008; they increased $8.5 million in fiscal 2007. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, stock repurchases, capital investments, and dividends.

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

Cash provided by operating activities totaled $180.9 million in fiscal 2009 compared with $256.0 million in fiscal 2008, a decrease of 30 percent. The largest factor affecting cash flows from operating activities was the effect of the recession and its negative impact of the Company’s operating results. Also affecting cash provided by operating activities was increased pension payments. These items more than offset substantially lower income tax payments.

Cash provided by operating activities increased 22 percent in fiscal 2008 as compared to fiscal 2007. The increase was due primarily to lower employee pension costs and a decrease in accounts receivable in the current year compared to an increase in the prior year. These increases in cash from operating activities were partially offset by lower net earnings and increased cash spending for employee compensation costs.

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. Meredith has generally contributed the maximum amount that can be deducted for tax purposes to these plans. We contributed $9.0 million in fiscal 2009 and $18.6 million in fiscal 2007. We made no contributions in fiscal 2008. We do not anticipate a required contribution in fiscal 2010.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $29.0 million in fiscal 2009 from $95.4 million in fiscal 2008 as we reduced spending on both strategic acquisitions and capital expenditures.

Net cash used by investing activities totaled $95.4 million in fiscal 2008, an increase from $65.2 million in the prior year. Increased spending on the acquisition of businesses partially offset less cash used for the acquisition of property, plant, and equipment.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled approximately $161.6 million in fiscal 2009 compared with $162.2 million in fiscal 2008. In fiscal 2009, long-term debt was reduced by a net $105.0 million and $21.8 million was used to purchase Company stock. In fiscal 2008, $150.4 million was used to purchase Company stock and long-term debt increased by a net $10 million.

Net cash used by financing activities totaled $162.2 million in fiscal 2008, compared with net cash used by financing activities of $136.8 million in fiscal 2007. In fiscal 2008, $150.4 million was used to purchase Company stock whereas in fiscal 2007, $58.7 million was used to purchase Company stock. In fiscal 2008, long-term debt increased by a net $10 million; in fiscal 2007, long-term debt was reduced by a net $90 million.

Long-term Debt

At June 30, 2009, long-term debt outstanding totaled $380 million ($175 million in fixed-rate unsecured senior notes, $125 million outstanding under a revolving credit facility, and $80 million under an asset-backed commercial paper facility). None of the senior notes are due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The fixed-rate senior notes are repayable in amounts of $50 million and $75 million and are due from July 1, 2010, to June 16, 2012. Interest rates range from 4.70 percent to 5.04 percent with a weighted average interest rate of 4.80 percent.

In connection with the asset-backed commercial paper facility, we entered into a revolving agreement in April 2002. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2009, $143.6 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate (3.25 percent at June 30, 2009) from Meredith Funding Corporation.

The revolving agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually (most recently renewed March 31, 2009) until April 2, 2011, the facility termination date. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender plus a fixed spread. The interest rate was 1.86 percent in June 2009.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 4.21 percent at June 30, 2009, after taking into account the effect of outstanding interest rate swap agreements discussed below. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At June 30, 2009, $125 million was borrowed under this facility. The revolving credit facility expires October 7, 2010.

On July 13, 2009, Meredith secured a new $75 million private placement of debt from a leading life insurance company. The private placement consists of $50 million due July 2013 and $25 million due July 2014 bearing interest at rates of 6.70 percent and 7.19 percent, respectively. The proceeds were used to pay down Meredith’s asset-backed commercial paper facility.

We believe our debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2009, is as follows:

	Required at June 30, 2009	Actual at June 30, 2009
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.8
Ratio of EBITDA[1] to interest expense	Greater than 2.75	10.9
1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2009.

Interest Rate Swap Contracts

In fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. The swaps expire on December 31, 2009. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 0.60 percent at June 30, 2009) on $100 million notional amount of indebtedness. These contracts did not have a significant effect on net interest expense in fiscal 2009, 2008, or 2007.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2009:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
(In millions)
Long-term debt[1]	$ 380.0	$ –	$ 305.0	$ 75.0	$ –
Debt interest[2]	17.8	8.7	9.1	–	–
Broadcast rights[3]	46.9	19.4	23.2	4.3	–
Contingent consideration[4]	67.7	41.7	24.0	2.0	–
Operating leases	73.2	20.4	27.9	6.0	18.9
Purchase obligations and other[5]	107.9	33.2	37.5	28.9	8.3
Total contractual cash obligations	$ 693.5	$ 123.4	$ 426.7	$ 116.2	$ 27.2

1.
On July 13, 2009, Meredith entered into a new $75 million private placement of debt from a leading life insurance company. The private placement consists of $50 million due July 2013 and $25 million due July 2014. The proceeds were used to pay down Meredith’s asset-backed commercial paper facility. Thus $75 million of this debt is shown in the 4-5 Years column.

2.	Debt interest represents semi-annual interest payments due on fixed-rate notes outstanding at June 30, 2009.
3.	Broadcast rights include $24.5 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2009.
4.
These amounts include contingent acquisition payments. While it is not certain if and /or when these payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

5.	Purchase obligations and other includes expected postretirement benefit payments.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2009, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $63.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 6 to the Consolidated Financial Statements for further discussion of income taxes.

Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. We believe current cash balances, cash generated by future operating activities, and cash available under current credit agreements will be sufficient to meet our contractual cash obligations and other operating cash requirements for the foreseeable future. Projections of future cash flows are, however, subject to substantial uncertainty as discussed throughout MD&A and particularly in Item 1A–Risk Factors beginning on page 11. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so. We also have commitments in the form of standby letters of credit totaling $1.0 million that expire within one year.

Share Repurchase Program

We have maintained a program of Company share repurchases for 21 years. In fiscal 2009, we spent $21.8 million to repurchase an aggregate of 882,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $150.4 million to repurchase an aggregate of 3,225,000 shares in fiscal 2008 and $58.7 million to repurchase an aggregate of 1,116,000 shares in fiscal 2007. We expect to continue repurchasing shares from time to time subject to market conditions. In May 2008, the Board of Directors approved a share repurchase authorization for 2.0 million shares. As of June 30, 2009, approximately 1.5 million shares were remaining under these authorizations for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Item 5–Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2009.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend annually for 16 consecutive years. The last increase occurred in January 2009 when the Board of Directors approved the quarterly dividend of 22.5 cents per share effective with the dividend payable in March 2009. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $1.8 million annually. Dividend payments totaled $39.7 million, or 88 cents per share, in fiscal 2009 compared with $37.3 million, or 80 cents per share, in fiscal 2008, and $33.2 million, or 69 cents per share, in fiscal 2007.

Capital Expenditures

Spending for property, plant, and equipment totaled $23.5 million in fiscal 2009, $29.6 million in fiscal 2008, and $42.6 million in fiscal 2007. Current year spending related primarily to digital and high definition conversions being completed at all of the Company's broadcast stations and the construction of a new data server room. The spending in the prior two fiscal years included expenditures for broadcasting technical and news equipment, information technology systems and equipment, and improvements to buildings and office facilities. We spent approximately $20 million in fiscal 2007 for a new facility for our television station in Hartford. The Company has no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are tested for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. All other intangible assets are tested for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill and intangible assets totaled $1,024.0 million, or approximately 60 percent of Meredith's total assets, as of June 30, 2009. See Note 4 to the consolidated financial statements for additional information. The impairment analysis of these assets is considered critical because of their significance to the Company and our publishing and broadcasting segments.

Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. The determination of fair value requires us to estimate the future cash flows expected to result from the use of the assets. These estimates include assumptions about future revenues (including projections of overall market growth and our share of market), estimated costs, and appropriate discount rates where applicable. Our assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both our short-term financial forecasts and long-term strategic plans. Depending on the assumptions and estimates used, future cash flow projections can vary within a range of outcomes. Changes in key assumptions about the publishing or broadcasting businesses and their prospects or changes in market conditions could result in an impairment charge.

During fiscal 2009, we determined that interim triggering events, including declines in the price of our stock and reduced cash flow forecasts in the second and third quarters due to the recession required us to perform interim evaluations of goodwill and intangible assets with indefinite lives for impairment at December 31, 2008, and March 31 2009. Our December 31, 2008, and March 31, 2009, impairment tests determined the fair value of our goodwill and indefinite lived intangible assets exceeded their carrying values, thus the Company’s interim impairment analyses did not result in any impairment charges during the second or third quarters of fiscal 2009.

The Company performed its annual impairment testing as of May 31, 2009. While our stock price had increased over 150 percent from its low earlier in the year, worsening broadcast business conditions, including further deterioration in the local advertising market, lowered future cash flow projections. This evaluation resulted in the carrying values of our broadcast stations’ goodwill and certain of their FCC licenses having carrying values that exceeded their estimated fair values. As a result, the Company recorded a pre-tax non-cash charge of $211.9 million to reduce the carrying value of broadcast FCC licenses and $82.6 million to write-off our broadcasting segment’s goodwill in the fourth quarter of fiscal 2009.

In accordance with the provisions of SFAS 142 and SFAS 144, we will continue to monitor changes in our business in fiscal 2010 for interim indicators of impairment.

BROADCAST RIGHTS

Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $12.8 million were included in the Consolidated Balance Sheet at June 30, 2009. In addition, we had entered into contracts valued at $24.5 million not included in the Consolidated Balance Sheet at June 30, 2009, because the related programming was not yet available for airing. Amortization of broadcast rights accounted for 11 percent of broadcasting segment operating expenses in fiscal 2009. Valuation of broadcast rights is considered critical to the broadcasting segment because of the significance of the amortization expense to the segment.

Broadcast rights are valued at the lower of unamortized cost or net realizable value. The determination of net realizable value requires us to estimate future net revenues expected to be earned as a result of airing of the programming. Future revenues can be affected by changes in the level of advertising demand, competition from other television stations or other media, changes in television programming ratings, changes in the planned usage of programming materials, and other factors. Changes in such key assumptions could result in an impairment charge.

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

The Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158) on June 30, 2007. SFAS 158 had no impact on pension or other postretirement plan expense recognized in the Company's results of operations, but the new standard required the Company to recognize the funded status of pension and other postretirement benefit plans on its Consolidated Balance Sheet at June 30, 2007. The overall impact of the adoption of SFAS 158, taking into account the Company's pension and other postretirement plans, was a $1.8 million increase in the Company's shareholders' equity (accumulated other comprehensive income) at June 30, 2007.

The Company adopted the change in measurement date transition requirements of SFAS 158 effective July 1, 2008. Previously the Company used a March 31 measurement date for its defined pension and other postretirement plans. We adopted the change in measurement date by re-measuring plan assets and benefit obligations as of our fiscal 2008 year end, pursuant to the transition requirements of SFAS 158. As a result of the change in measurement date, a $1.8 million pre-tax reduction to retained earnings was recognized in the fourth quarter of fiscal 2009 that represents the expense for the period from the March 31, 2008, early measurement date to the end of the 2008 fiscal year.

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

Meredith expects to use a long-term rate of return on assets of 8.25 percent in developing fiscal 2010 pension costs, the same as used in fiscal 2009. The fiscal 2010 rate was based on various factors that include but are not limited to the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets returned a loss of 21 percent in fiscal 2009. They lost 3 percent in fiscal 2008. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2009, our pension expense would have increased by $0.6 million.

Meredith expects to use a discount rate of 5.75 percent in developing the fiscal 2010 pension costs, down from a rate of 5.80 percent used in fiscal 2009. If we had decreased the discount rate by 0.5 percent in fiscal 2009, there would have been no effect on our combined pension and postretirement expenses.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have increased postretirement benefit costs by $0.5 million in fiscal 2009.

REVENUE RECOGNITION

Revenues from both the newsstand sale of magazines and the sale of books are recorded net of our best estimate of expected product returns. Net revenues from these sources totaled 10 percent of fiscal 2009 publishing segment revenues. Allowances for returns are subject to considerable variability. Return allowances may exceed 35 percent for books and 65 percent for magazines sold on the newsstand. Estimation of these allowances for future returns is considered critical to the publishing segment and the Company as a whole because of the potential impact on revenues.

Estimates of returns from magazine newsstand and book sales are based on historical experience and current marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

SHARE-BASED COMPENSATION EXPENSE

Meredith has a stock incentive plan that permit us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under these plans are stock options, restricted shares of common stock, and restricted stock units. Share-based compensation expense totaled $10.2 million in fiscal 2009 and is accounted for under SFAS No. 123 (revised 2004), Share-Based Payment. As of June 30, 2009, unearned compensation cost was $3.8 million for stock options, $5.3 million for restricted stock, and $0.1 million for restricted stock units granted under the stock incentive plans. These costs will be recognized over weighted average periods of 1.7 years, 2.4 years, and 1.6 years, respectively.

Restricted shares and units are valued at the market value of traded shares on the date of grant. The valuation of stock options requires numerous assumptions. We determine the fair value of each option as of the date of grant using the Black-Scholes option-pricing model. This model requires inputs for the expected volatility of our stock price, expected life of the option, and expected dividend yield, among others. We base our assumptions on historical data, expected market conditions, and other factors. In some instances, a range of assumptions is used to reflect differences in behavior among various groups of employees. In addition, we estimate the number of options and restricted stock expected to eventually vest. This is based primarily on past experience.

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

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Income taxes are recorded under this standard for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 34.0 percent of losses before income taxes in fiscal 2009. Net deferred tax liabilities totaled $73.6 million, or 7 percent of total liabilities, at June 30, 2009.

We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

On July 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 required us to recognize in our consolidated financial statements the benefit of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. This involves the identification of potential uncertain tax positions, the evaluation of tax law, and an assessment of whether a liability for uncertain tax positions is necessary. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Different conclusions reached in this assessment can have a material impact on the consolidated financial statements. See Note 6 to the consolidated financial statements for additional information related to the adoption of FIN 48.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

SFAS 165—On June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events, (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The adoption of SFAS 165 had no impact on the consolidated financial statements as management already followed a similar approach prior to the adoption of this standard.

SFAS 161—In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133 (SFAS 161). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of this statement effective March 31, 2009. As a result of the adoption of this statement, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 5 to the consolidated financial statements.

SFAS 158—In September 2006, the FASB issued SFASB 158, which requires employers that sponsor defined benefit postretirement plans to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. Meredith adopted the recognition and disclosure provisions of SFAS 158 on June 30, 2007. The adoption of SFAS 158 resulted in a $1.8 million increase in the Company's shareholders' equity at June 30, 2007, through accumulated other comprehensive income. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements. The Company adopted the change in measurement date transition requirements of SFAS 158 effective July 1, 2008. Previously the Company used a March 31 measurement date for its defined pension and other postretirement plans. We adopted the change in measurement date by re-measuring plan assets and benefit obligations as of our fiscal 2008 year end, pursuant to the transition requirements of SFAS 158. As a result of the change in measurement date, a $1.8 million pre-tax reduction to retained earnings was recognized in the fourth quarter of fiscal 2009 that represents the expense for the period from the March 31, 2008, early measurement date to the end of the 2008 fiscal year.

SFAS 157—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which establishes a common definition for fair value in accordance with GAAP, and establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. Specifically, SFAS 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. SFAS 157 defines levels within the hierarchy as follows:

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

The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of July 1, 2008. The adoption of these provisions did not have any impact on the Company's consolidated financial statements because the Company's existing fair value measurements are consistent with the guidance of SFAS 157. We are currently evaluating the impact of the provisions of SFAS 157 that relate to our nonfinancial assets and liabilities, which are effective for the Company as of July 1, 2009.

As of June 30, 2009, Meredith had interest rate swap agreements that converted $100 million of its variable-rate debt to fixed-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of June 30, 2009, the fair value of these interest rate swap agreements was a liability of $2.1 million based on significant other observable inputs (London Interbank Offered Rate (LIBOR)) within the fair value hierarchy. Fair value of interest rate swaps is based on a discounted cash flow analysis, predicated on forward LIBOR prices, of the estimated amounts the Company would have paid to terminate the swaps.

SFAS 159—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 was effective for the Company at the beginning of fiscal 2009. This statement permitted a choice to measure many financial instruments and certain other items at fair value. Upon the Company's adoption of SFAS 159 on July 1, 2008, we did not elect the fair value option for any financial instrument that was not already reported at fair value.

EITF 06-10—Emerging Issues Task Force (EITF) Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are applicable in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. We adopted EITF 06-10 on July 1, 2008, at which time we recorded a liability and a cumulative effect adjustment to the opening balance of retained earnings for $2.9 million ($2.6 million, net of tax). Future compensation charges and adjustments to the liability will be charged to earnings in the period incurred.

FASB Interpretation No. 48—Effective July 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. The interpretation requires that we recognize in our consolidated financial statements the benefit of a tax position if, based on technical merits, the position is more likely than not of being sustained upon audit. Tax benefits are derecognized if information becomes available indicating it is more likely than not that the position will not be sustained. The provisions of FIN 48 also provide guidance on classification of income tax liabilities, accounting for interest and penalties associated with unrecognized tax benefits, accounting for uncertain tax positions in interim periods, and income tax disclosures. The adoption of FIN 48 on July 1, 2007, required the Company to make certain reclassifications in its consolidated balance sheet. In the aggregate, these reclassifications increased the Company's liability for unrecognized tax benefits by $36.0 million and decreased its net deferred tax liabilities by $36.0 million. The adoption of FIN 48 had no impact on the Company's consolidated retained earnings as of July 1, 2007, or on its consolidated results of operations or cash flows for the fiscal year ended June 30, 2008. See Note 6 for additional information.

SFAS 141R—In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis and is expected to have a significant impact on our accounting for future business combinations.

FSP 142-3—In April 2008, the FASB issued FSP 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this interpretation as of July 1, 2009, and is still evaluating the potential impact of adoption.

SFAS 168—In June 2009, the FASB issued SFAS No.  168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (SFAS 168). The FASB Accounting Standards Codification (Codification) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company will apply the Codification to the first quarter fiscal 2010 interim financial statements. The adoption of the Codification will not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way GAAP is referenced by the Company in its consolidated financial statements and accounting policies.

FSP EITF 03-6-1—In June 2008, FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The Company will adopt the FSP effective July 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the consolidated financial statements.

FSP FAS 107-1 and APB 28-1—In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company will adopt these statements in the first quarter of fiscal 2010 and does not anticipate that their adoption will have a material impact on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2008.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2009, Meredith had outstanding $175 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. In fiscal 2007, the Company entered into two interest rate swap agreements with a total notional value of $100 million to hedge the variability of interest payments associated with $100 million of our variable-rate revolving credit facility. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $173.6 million from $171.7 million at June 30, 2009.

At June 30, 2009, $205 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.7 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in no change from the current fair value of a loss of $2.1 million at June 30, 2009. We intend to continue to meet the conditions for hedge accounting. If, however, hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the contracts. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for its television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2009, a 10 percent decrease in interest rates would have resulted in a $0.4 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of earnings (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (as listed in Part IV, Item 15 (a) 2 herein). We also have audited the Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as included in Part II, Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Des Moines, Iowa
August 24, 2009

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

At Meredith, we have always placed a high priority on good corporate governance and will continue to do so in the future.

/s/ Joseph H. Ceryanec

Joseph H. Ceryanec
Vice President-Chief Financial Officer

(This page has been left blank intentionally.)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2009	2008
(In thousands)
Current assets
Cash and cash equivalents		$27,910	$37,644
Accounts receivable
(net of allowances of $13,810 in 2009 and $23,944 in 2008)		192,367	230,978
Inventories		28,151	44,085
Current portion of subscription acquisition costs		60,017	59,939
Current portion of broadcast rights		8,297	10,779
Deferred income taxes		–	2,118
Other current assets		23,398	17,547
Total current assets		340,140	403,090
Property, plant, and equipment
Land		19,500	20,027
Buildings and improvements		125,779	122,977
Machinery and equipment		276,376	273,633
Leasehold improvements		14,208	12,840
Construction in progress		9,041	17,458
Total property, plant, and equipment		444,904	446,935
Less accumulated depreciation		(253,597)	(247,147)
Net property, plant, and equipment		191,307	199,788
Subscription acquisition costs		63,444	60,958
Broadcast rights		4,545	7,826
Other assets		45,907	74,472
Intangible assets, net		561,581	781,154
Goodwill		462,379	532,332
Total assets		$1,669,303	$2,059,620

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities and Shareholders' Equity	June 30,	2009	2008
(In thousands except per share data)
Current liabilities
Current portion of long-term debt		$–	$75,000
Current portion of long-term broadcast rights payable		10,560	11,141
Accounts payable		86,381	79,028
Accrued expenses
Compensation and benefits		42,667	40,894
Distribution expenses		12,224	13,890
Other taxes and expenses		26,653	47,923
Total accrued expenses		81,544	102,707
Current portion of unearned subscription revenues		170,731	175,261
Total current liabilities		349,216	443,137
Long-term debt		380,000	410,000
Long-term broadcast rights payable		11,851	17,186
Unearned subscription revenues		148,393	157,872
Deferred income taxes		64,322	139,598
Other noncurrent liabilities		106,138	103,972
Total liabilities		1,059,920	1,271,765
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000 shares; none issued		–	–
Common stock, par value $1 per share
Authorized 80,000 shares; issued and outstanding 35,934 shares in 2009 (excluding 35,086 treasury shares) and 36,295 shares in 2008 (excluding 34,787 treasury shares)		35,934	36,295
Class B stock, par value $1 per share, convertible to common stock
Authorized 15,000 shares; issued and outstanding 9,133 shares in 2009 and 9,181 shares in 2008		9,133	9,181
Additional paid-in capital		53,938	52,693
Retained earnings		542,006	701,205
Accumulated other comprehensive loss		(31,628)	(11,519)
Total shareholders' equity		609,383	787,855
Total liabilities and shareholders' equity		$1,669,303	$2,059,620

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Loss)

Years ended June 30,	2009	2008	2007
(In thousands except per share data)
Revenues
Advertising	$787,207	$930,598	$959,073
Circulation	280,809	300,570	322,609
All other	340,781	321,275	298,041
Total revenues	1,408,797	1,552,443	1,579,723
Operating expenses
Production, distribution, and editorial	646,595	673,607	647,984
Selling, general, and administrative	560,219	590,031	603,098
Depreciation and amortization	42,582	49,153	45,015
Impairment of goodwill and other intangible assets	294,529	–	–
Total operating expenses	1,543,925	1,312,791	1,296,097
Income (loss) from operations	(135,128)	239,652	283,626
Interest income	656	1,090	1,586
Interest expense	(20,777)	(22,390)	(27,182)
Earnings (loss) from continuing operations before income taxes	(155,249)	218,352	258,030
Income taxes	52,742	(85,378)	(92,020)
Earnings (loss) from continuing operations	(102,507)	132,974	166,010
Income (loss) from discontinued operations, net of taxes	(4,577)	1,698	(3,664)
Net earnings (loss)	$(107,084)	$134,672	$162,346

Basic earnings (loss) per share
Earnings (loss) from continuing operations	$(2.28)	$2.83	$3.46
Discontinued operations	(0.10)	0.04	(0.08)
Basic earnings (loss) per share	$(2.38)	$2.87	$3.38
Basic average shares outstanding	45,042	46,928	48,048

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$(2.28)	$2.79	$3.38
Discontinued operations	(0.10)	0.04	(0.07)
Diluted earnings (loss) per share	$(2.38)	$2.83	$3.31
Diluted average shares outstanding	45,042	47,585	49,108

Dividends paid per share	$0.88	$0.80	$0.69

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2006	$ 38,774	$ 9,417	$ 52,577	$ 599,413	$ (2,077)	$ 698,104
Net earnings	–	–	–	162,346	–	162,346
Other comprehensive income, net	–	–	–	–	2,780	2,780
Total comprehensive income						165,126
Share-based incentive plan transactions	1,157	–	44,354	–	–	45,511
Purchases of Company stock	(1,092)	(24)	(56,711)	(883)	–	(58,710)
Share-based compensation	–	–	11,108	–	–	11,108
Conversion of Class B to common stock	131	(131)	–	–	–	–
Dividends paid, 69 cents per share
Common stock	–	–	–	(26,806)	–	(26,806)
Class B stock	–	–	–	(6,442)	–	(6,442)
Tax benefit from incentive plans	–	–	3,514	–	–	3,514
Adoption of SFAS 158, net of tax	–	–	–	–	1,796	1,796
Balance at June 30, 2007	38,970	9,262	54,842	727,628	2,499	833,201
Net earnings	–	–	–	134,672	–	134,672
Other comprehensive loss, net	–	–	–	–	(14,018)	(14,018)
Total comprehensive income						120,654
Share-based incentive plan transactions	469	–	13,796	–	–	14,265
Purchases of Company stock	(3,204)	(21)	(23,401)	(123,751)	–	(150,377)
Share-based compensation	–	–	7,885	–	–	7,885
Conversion of Class B to common stock	60	(60)	–	–	–	–
Dividends paid, 80 cents per share
Common stock	–	–	–	(29,963)	–	(29,963)
Class B stock	–	–	–	(7,381)	–	(7,381)
Tax benefit from incentive plans	–	–	(429)	–	–	(429)
Balance at June 30, 2008	36,295	9,181	52,693	701,205	(11,519)	787,855
Net loss	–	–	–	(107,084)	–	(107,084)
Other comprehensive loss, net	–	–	–	–	(20,109)	(20,109)
Total comprehensive loss						(127,193)
Share-based incentive plan transactions	472	–	3,806	–	–	4,278
Purchases of Company stock	(879)	(2)	(12,287)	(8,633)	–	(21,801)
Share-based compensation	–	–	10,220	–	–	10,220
Conversion of Class B to common stock	46	(46)	–	–	–	–
Dividends paid, 88 cents per share
Common stock	–	–	–	(31,675)	–	(31,675)
Class B stock	–	–	–	(8,055)	–	(8,055)
Tax benefit from incentive plans	–	–	(494)	–	–	(494)
Adoption of EITF 06-10, net of tax	–	–	–	(2,637)	–	(2,637)
Adoption of SFAS 158, net of tax	–	–	–	(1,115)	–	(1,115)
Balance at June 30, 2009	$ 35,934	$ 9,133	$ 53,938	$ 542,006	$ (31,628)	$ 609,383

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2009	2008	2007
(In thousands)
Cash flows from operating activities
Net earnings (loss)	$(107,084)	$134,672	$162,346
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	32,941	35,370	31,840
Amortization	9,648	14,192	13,948
Share-based compensation	10,220	7,885	11,108
Deferred income taxes	(53,333)	20,527	24,638
Amortization of broadcast rights	25,121	26,511	27,990
Payments for broadcast rights	(25,275)	(26,672)	(28,516)
Net gain from dispositions of assets, net of taxes	(1,205)	(2,340)	(2,403)
Provision for write-down of impaired assets	300,131	9,666	10,829
Excess tax benefits from share-based payments	(906)	(1,475)	(3,514)
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	38,778	38,128	(19,911)
Inventories	15,305	3,185	1,846
Other current assets	(5,851)	(36)	2,977
Subscription acquisition costs	(7,537)	15,965	12,064
Other assets	(2,742)	(87)	(20,124)
Accounts payable	(4,408)	(2,836)	(6,555)
Accrued expenses and other liabilities	(31,287)	(11,261)	5,611
Unearned subscription revenues	(14,009)	(26,185)	(10,756)
Other noncurrent liabilities	2,413	20,755	(2,896)
Net cash provided by operating activities	180,920	255,964	210,522
Cash flows from investing activities
Acquisitions of businesses	(6,218)	(73,645)	(30,303)
Additions to property, plant, and equipment	(23,475)	(29,620)	(42,599)
Proceeds from dispositions of assets	636	7,855	7,658
Net cash used in investing activities	(29,057)	(95,410)	(65,244)
Cash flows from financing activities
Proceeds from issuance of long-term debt	145,000	335,000	190,000
Repayments of long-term debt	(250,000)	(325,000)	(280,000)
Purchases of Company stock	(21,801)	(150,377)	(58,710)
Proceeds from common stock issued	4,278	14,265	41,673
Dividends paid	(39,730)	(37,344)	(33,248)
Excess tax benefits from share-based payments	906	1,475	3,514
Other	(250)	(149)	–
Net cash used in financing activities	(161,597)	(162,130)	(136,771)
Net increase (decrease) in cash and cash equivalents	(9,734)	(1,576)	8,507
Cash and cash equivalents at beginning of year	37,644	39,220	30,713
Cash and cash equivalents at end of year	$27,910	$37,644	$39,220

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2009	2008	2007
(In thousands)
Supplemental disclosures of cash flow information
Cash paid
Interest	$20,350	$22,407	$28,202
Income taxes	13,097	56,463	61,579
Non-cash transactions
Broadcast rights financed by contracts payable	19,359	24,500	22,670
Fair value of equipment received in Nextel exchange	2,621	1,875	–

See accompanying Notes to Consolidated Financial Statements

(This page has been left blank intentionally.)

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations—Meredith Corporation (Meredith or the Company) is a diversified media company focused primarily on the home and family marketplace. The Company's principal businesses are publishing and television broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, brand licensing, database-related activities, and other related operations. The Company's broadcasting operations include 12 network-affiliated television stations, one AM radio station, related interactive media operations, and video related operations. Meredith's operations are diversified geographically within the United States (U.S.) and the Company has a broad customer base.

Principles of Consolidation—The consolidated financial statements include the accounts of Meredith Corporation and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated. Meredith does not have any off-balance sheet financing activities. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's consolidated financial statements (See Note 5).

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, including goodwill and other intangible assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines and books sold, which are based on historical experience and current marketplace conditions; pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected returns on plan assets, and rates of increase in compensation and healthcare costs; and share-based compensation expense, which is based on numerous assumptions including future stock price volatility and employees' expected exercise and post-vesting employment termination behavior. While the Company re-evaluates its estimates on an ongoing basis, actual results may vary from those estimates.

Discontinued Operations—The consolidated financial statements separately report discontinued operations and the results of continuing operations (See Note 2). Prior period amounts have been reclassified to conform to the fiscal 2009 presentation. Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Cash and Cash Equivalents—Cash and short-term investments with original maturities of three months or less are considered to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable—The Company's accounts receivable are primarily due from advertisers. Credit is extended to clients based on an evaluation of each client's creditworthiness and financial condition; collateral is not required. The Company maintains allowances for uncollectible accounts, rebates, rate adjustments, returns, and discounts. The allowance for uncollectible accounts is based on the aging of such receivables and any known specific collectibility exposures. Accounts are written off when deemed uncollectible. Allowances for rebates, rate adjustments, returns, and discounts are generally based on historical experience and current market conditions. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse clients and individually small balances.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined on the last-in first-out (LIFO) basis for paper and on the first-in first-out or average basis for all other inventories.

Subscription Acquisition Costs—Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $7.8 million at June 30, 2009, and $7.7 million at June 30, 2008. There were no material write-downs of capitalized direct-response advertising costs in each of the fiscal years in the three-year period ended June 30, 2009.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets:  5–45 years for buildings and improvements and 3–20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $32.9 million in fiscal 2009, $35.0 million in fiscal 2008, and $31.1 million in fiscal 2007.

In 2006, Sprint Nextel Corporation (Nextel) was granted the right from the Federal Communications Commission (FCC) to claim from broadcasters a portion of the broadcast spectrum. In order to claim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. The transition is being completed on a market-by-market basis. The Company recorded a $2.5 million gain in fiscal 2009 and a $1.8 million gain in fiscal 2008 in the selling, general, and administrative line on the Consolidated Statements of Earnings (Loss) that represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Impairments in unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the accompanying Consolidated Statements of Earnings (Loss). There were no impairments to unamortized costs in fiscal 2009 or fiscal 2008. Impairments in unamortized costs were $0.1 million in fiscal 2007. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Intangible Assets and Goodwill—Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). Other intangible assets acquired consist primarily of FCC broadcast licenses, trademarks, network affiliation agreements, advertiser relationships, and customer lists.

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

Additional information regarding intangible assets and goodwill including a discussion of an impairment charge taken in fiscal 2009 on broadcasting FCC licenses and goodwill is provided in Note 4.

Impairment of Long-lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), long-lived assets (primarily property, plant, and equipment and amortizable intangible assets) are reviewed for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. The Company recorded impairment of $0.6 million in fiscal 2008 and $1.0 million in fiscal 2007 on the Hartford, Connecticut station building that was vacated in fiscal 2007. The fiscal 2008 and 2007 impairments are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss). Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Derivative Financial Instruments—Meredith generally does not engage in derivative or hedging activities, except to hedge interest rate risk on debt as described in Note 5. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In fiscal 2007, we entered into interest rate swap agreements with counterparties that are major financial institutions. These agreements effectively fix the variable rate cash flow on $100 million of our revolving credit facility. We designated and accounted for the interest rate swaps as cash flow hedges in accordance with SFAS No. 133 as amended, Accounting for Derivative Instruments and Hedging Activities. The effective portion of the change in the fair value of interest rate swaps is reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) is subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings (Loss) as the hedged item in the same period that the hedge transaction affects net earnings. The ineffective portion of a change in fair value of the interest rate swaps would be reported in interest expense. During the three fiscal years ended June 30, 2009, the interest rate swap agreements were considered effective hedges and there were no gains or losses recognized in earnings for hedge ineffectiveness.

Revenue Recognition—The Company's primary source of revenue is advertising. Other sources include circulation and other revenues.

Advertising revenues—Advertising revenues are recognized when advertisements are published (defined as an issue's on-sale date) or aired by the broadcasting station, net of agency commissions and net of provisions for estimated rebates, rate adjustments, and discounts. Barter revenues are included in advertising revenue and are also recognized when the commercials are broadcast. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising surrendered as determined by similar cash transactions. Barter advertising revenues were not material in any period. Website advertising revenues are recognized ratably over the contract period or as services are delivered.

Circulation revenues—Circulation revenues include magazine single copy and subscription revenue. Single copy revenue is recognized upon publication, net of provisions for estimated returns. The Company bases its estimates for returns on historical experience and current marketplace conditions. Revenues from magazine subscriptions are deferred and recognized proportionately as products are distributed to subscribers.

Other revenues—Revenues from book sales are recognized net of provisions for anticipated returns when orders are shipped to the customer. As is the case with circulation revenues, the Company bases its estimates for returns on historical experience and current marketplace conditions. Revenues from integrated marketing and other custom programs are recognized when the products or services are delivered.

In certain instances, revenues are recorded gross in accordance with GAAP although the Company receives cash for a lesser amount due to the netting of certain expenses. Amounts received from customers in advance of revenue recognition are deferred as liabilities and recognized as revenue in the period earned.

Advertising Expenses—The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings (Loss) were $90.7 million in fiscal 2009, $98.1 million in fiscal 2008, and $109.0 million in fiscal 2007.

Share-Based Compensation—Share-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). The Company establishes fair value for its equity awards to determine their cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock, restricted stock units, and shares issued under the Company's employee stock purchase plan. See Note 10 for additional information related to share-based compensation expense.

Income Taxes—Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes and related interpretations using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when such a change is enacted.

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

Self-Insurance—The Company self-insures for certain medical claims, and its responsibility generally is capped through the use of a stop loss contract with an insurance company at a certain dollar level (usually $250 thousand). A third-party administrator is used to process claims. The Company uses actual claims data and estimates of incurred but not reported claims to calculate estimated liabilities for unsettled claims on an undiscounted basis. Although management re-evaluates the assumptions and reviews the claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims.

Pensions and Postretirement Benefits Other Than Pensions—Retirement benefits are provided to employees through pension plans sponsored by the Company. Pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years. It is the Company's policy to fund the qualified pension plans to at least the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is the Company's policy to fund postretirement benefits as claims are paid. Additional information, including the Company's adoption of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), in fiscal 2007 is provided in Note 7.

Comprehensive Income (Loss)—Comprehensive income (loss) consists of net earnings (loss) and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net earnings (loss). Other comprehensive income (loss) includes changes in prior service cost and net actuarial losses from pension and postretirement benefit plans, net of taxes, and changes in the fair value of interest rate swap agreements, net of taxes, to the extent they are effective. The Company's other comprehensive income (loss) is summarized in Note 12.

Earnings (Loss) Per Share—The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average common and Class B shares outstanding. Diluted earnings (loss) per share is calculated similarly but includes the dilutive effect, if any, of the assumed exercise of securities, including the effect of shares issuable under the Company's share-based incentive plans. Loss amounts per share consider only basic shares outstanding due to the antidilutive effect of adding shares.

Adopted Accounting Pronouncements—On June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The adoption of SFAS 165 had no impact on the consolidated financial statements as management already followed a similar approach prior to the adoption of this standard. The Company has evaluated subsequent events through August 24, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133 (SFAS 161). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of this statement effective March 31, 2009. As a result of the adoption of this statement, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 5 to the consolidated financial statements.

In September 2006, the FASB issued SFAS 158, which requires employers that sponsor defined benefit postretirement plans to recognize the overfunded or underfunded status of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in funded status through comprehensive income in the year in which the changes occur. Meredith adopted the recognition and disclosure provisions of SFAS 158 on June 30, 2007. The adoption of SFAS 158 resulted in a $1.8 million increase in the Company's shareholders' equity at June 30, 2007, through accumulated other comprehensive income. SFAS 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements. The Company adopted the change in measurement date transition requirements of SFAS 158 effective July 1, 2008. Previously the Company used a March 31 measurement date for its defined pension and other postretirement plans. We adopted the change in measurement date by re-measuring plan assets and benefit obligations as of our fiscal 2008 year end, pursuant to the transition requirements of SFAS 158. As a result of the change in measurement date, a $1.8 million pre-tax reduction to retained earnings was recognized in the fourth quarter of fiscal 2009 that represents the expense for the period from the March 31, 2008, early measurement date to the end of the 2008 fiscal year.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which establishes a common definition for fair value in accordance with GAAP, and establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for the Company for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until July 1, 2009.

The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of July 1, 2008. The adoption of these provisions did not have any impact on the Company's consolidated financial statements, because the Company's existing fair value measurements are consistent with the guidance of SFAS 157. See Note 13 for information regarding the Company’s fair value measurements. We are currently evaluating the impact of the provisions of SFAS 157 that relate to our nonfinancial assets and liabilities.

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

Effective July 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. The interpretation requires that we recognize in our consolidated financial statements the benefit of a tax position if, based on technical merits, the position is more likely than not of being sustained upon audit. Tax benefits are derecognized if information becomes available indicating it is more likely than not that the position will not be sustained. The provisions of FIN 48 also provide guidance on classification of income tax liabilities, accounting for interest and penalties associated with unrecognized tax benefits, accounting for uncertain tax positions in interim periods, and income tax disclosures. The adoption of FIN 48 on July 1, 2007, required the Company to make certain reclassifications in its consolidated balance sheet. In the aggregate, these reclassifications increased the Company's liability for unrecognized tax benefits by $36.0 million and decreased its net deferred tax liabilities by $36.0 million. The adoption of FIN 48 had no impact on the Company's consolidated retained earnings as of July 1, 2007, or on its consolidated results of operations or cash flows for the fiscal year ended June 30, 2008. See Note 6 for additional information.

Pending Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis and is expected to have a significant impact on our accounting for future business combinations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this interpretation as of July 1, 2009, and is still evaluating the potential impact of adoption.

In June 2009, the FASB issued SFAS No.  168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (SFAS 168). The FASB Accounting Standards Codification (Codification) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company will apply the Codification to the first quarter fiscal 2010 interim financial statements. The adoption of the Codification will not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way GAAP is referenced by the Company in its consolidated financial statements and accounting policies.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The Company will adopt the FSP effective July 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company will adopt these statements in the first quarter of fiscal 2010 and does not anticipate that their adoption will have a material impact on its consolidated financial statements.

2.  Acquisitions and Investments, Restructurings, Dispositions, and Discontinued Operations

Acquisitions and Investments
In fiscal 2009, the Company paid $6.2 million primarily for a minority investment in Real Girls Media Network, contingent purchase price payments related to prior years’ acquisitions, and the purchase of Internet domain names. In fiscal 2008, the Company paid $73.6 million for the acquisitions of Directive Corporation and Big Communications and for contingent purchase price payments related to fiscal 2006 and 2007 acquisitions. In fiscal 2007, the Company paid $30.3 million for the acquisitions of ReadyMade, Genex, New Media Strategies, and Healia and a contingent purchase price payment related to a prior year acquisition. All of these acquisitions are immaterial to the Company individually and in the aggregate.

The excess of the purchase price over the fair value of the net assets acquired was preliminarily allocated to goodwill and other intangible assets. Definite-lived intangible assets recorded for all current transactions are amortized using the straight-line method for periods not exceeding 20 years. Liabilities assumed in conjunction with the acquisition of and investments in businesses are as follows:

Years ended June 30,	2009	2008	2007
(In thousands)
Fair value of assets acquired	$6,218	$79,941	$39,091
Cash paid (net of cash acquired)	(6,218)	(73,645)	(30,303)
Liabilities assumed	$–	$6,296	$8,788

For certain acquisitions consummated during the last three fiscal years, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of June 30, 2009, the Company estimates that aggregate actual contingent payments will range from approximately $50.5 million to $82.6 million; the most likely estimate being approximately $67.7 million. The maximum amount of contingent payments the sellers may receive over the next three years is $252.9 million. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingencies are resolved. For the years ended June 30, 2009 and 2008, the Company recognized additional consideration of $13.8 million and $46.5 million, respectively, which increased goodwill.

Restructuring
In December 2008, in response to a weakening economy and a widespread advertising downturn, management committed to additional actions against our previously announced performance improvement plan that included a companywide workforce reduction, the closing of Country Home magazine, and relocation of certain creative functions. In connection with this plan, the Company recorded a restructuring charge of $15.8 million, including severance costs of $10.0 million, the write-down of various assets of Country Home magazine of $5.6 million, and other accruals of $0.2 million. The majority of the asset write-down charge relates to the write-off of deferred subscription acquisition costs. Severance costs relate to the involuntary termination of employees. The Country Home charges are recorded in discontinued operations as discussed below. The remaining charges are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss). The plan affected approximately 275 employees. The remaining severance and benefit costs are expected to be paid over the next six months.

In June 2009, management committed to additional steps against its performance improvement plan that included plans to centralize certain functions across Meredith’s television stations and limited workforce reductions in the publishing segment. In connection with these steps, the Company recorded a pre-tax restructuring charge in the fourth quarter of fiscal 2009 of $5.5 million including severance and benefit costs of $5.1 million, and the write-down of certain fixed assets at the television stations of $0.4 million. These charges are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss). The plan affected approximately 100 employees. The majority of the severance and benefit costs are expected to be paid over the next 12 months.

The Company undertook restructuring plans for Meredith Books in the fourth quarter of both fiscal 2008 and fiscal 2007. Book restructuring charges recorded in the production, distribution, and editorial line in the Consolidated Statements of Earnings (Loss) include the write-down of inventory and prepaid editorial expenses of $4.5 million in fiscal 2008 and $1.1 million in fiscal 2007. Book restructuring charges recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss) include the write-down of book prepaid royalty expenses and severance and benefit costs of $7.6 million in fiscal 2008 and $2.3 million in fiscal 2007. The Company also recorded $4.0 million in severance and benefit costs in fiscal 2008 for other Company personnel. The restructuring affected approximately 95 employees in fiscal 2008 and 15 employees in fiscal 2007. The majority of the related severance and benefit costs have been paid.

Details of changes in the Company's restructuring accrual since June 30, 2008, are as follows:

Twelve Months Ended June 30,	2009
(In thousands)
Balance at June 30, 2008	$1,876
Severance accrual	15,063
Other accruals	182
Cash payments	(7,227)
Balance at June 30, 2009	$9,894

Dispositions and Discontinued Operations
In December 2008, the Company announced the closing of Country Home magazine, effective with the March 2009 issue. Of the $15.8 million in restructuring charges recorded in the second quarter of fiscal 2008 as discussed above, $6.8 million related to Country Home magazine. These fiscal 2009 charges are reflected in the special items line in the following table of discontinued operations.

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

The results of the Country Home magazine, the print operations of Child magazine and the two television stations, KFXO and WFLI, have been segregated from continuing operations and reported as discontinued operations for all periods presented. Amounts applicable to discontinued operations that have been reclassified in the Consolidated Statements of Earnings (Loss) are as follows:

Years ended June 30,	2009	2008	2007
(In thousands except per share data)
Revenues	$16,828	$35,336	$66,122
Costs and expenses	(17,569)	(34,039)	(62,055)
Special items	(6,761)	1,836	(14,880)
Gain (loss) on disposal	–	(351)	4,754
Earnings (loss) before income taxes	(7,502)	2,782	(6,059)
Income taxes	2,925	(1,084)	2,395
Income (loss) from discontinued operations	$(4,577)	$1,698	$(3,664)
Income (loss) per share from discontinued operations
Basic	$(0.10)	$0.04	$(0.08)
Diluted	(0.10)	0.04	(0.07)

3.  Inventories

Inventories consist of paper stock, books, and editorial content. Of total net inventory values, 41 percent at June 30, 2009, and 44 percent at June 30, 2008, were determined using the LIFO method. LIFO inventory expense (income) included in the Consolidated Statements of Earnings (Loss) was $0.7 million in fiscal 2009, $2.7 million in fiscal 2008, and $(2.3) million in fiscal 2007.

June 30,	2009	2008
(In thousands)
Raw materials	$18,322	$24,837
Work in process	15,554	19,890
Finished goods	2,604	8,388
	36,480	53,115
Reserve for LIFO cost valuation	(8,329)	(9,030)
Inventories	$28,151	$44,085

4.  Intangibles Assets and Goodwill

Intangible assets consist of the following:

June 30,	2009			2008
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Publishing segment
Noncompete agreements	$480	$(224)	$256	$3,134	$(2,621)	$513
Advertiser relationships	18,400	(10,515)	7,885	18,400	(7,886)	10,514
Customer lists	9,230	(2,252)	6,978	24,530	(16,783)	7,747
Other	3,544	(2,177)	1,367	3,014	(1,555)	1,459
Broadcasting segment
Network affiliation agreements	218,559	(97,967)	120,592	218,559	(93,076)	125,483
Total	$250,213	$(113,135)	137,078	$267,637	$(121,921)	145,716
Intangible assets not subject to amortization
Publishing segment
Internet domain names			996			–
Trademarks			124,431			124,431
Broadcasting segment
FCC licenses			299,076			511,007
Total			424,503			635,438
Intangibles assets, net			$561,581			$781,154

Amortization expense was $9.6 million in fiscal 2009, $14.2 million in fiscal 2008, and $13.9 million in fiscal 2007. Future amortization expense for intangible assets is expected to be as follows:  $9.4 million in fiscal 2010, $9.3 million in fiscal 2011, $9.0 million in fiscal 2012, $6.3 million in fiscal 2013, and $6.0 million in fiscal 2014.

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Publishing	Broadcasting	Total
Balance at June 30, 2007	$376,895	$82,598	$459,493
Acquisitions	70,188	–	70,188
Adjustments	2,651	–	2,651
Balance at June 30, 2008	449,734	82,598	532,332
Acquisitions	13,813	–	13,813
Impairment	–	(82,598)	(82,598)
Adjustments	(1,168)	–	(1,168)
Balance at June 30, 2009	$462,379	$–	$462,379

Included in additions to goodwill in fiscal 2009 is $13.8 million and in fiscal 2008 is $46.5 million of contingent consideration accrued or paid in connection with prior years' acquisitions. See Note 2 for further discussion of contingent payments related to acquisitions.

Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. During fiscal 2009, we determined that interim triggering events, including declines in the price of our stock and reduced cash flow forecasts resulting from the recession in the second and third quarters required us to perform interim evaluations of goodwill and intangible assets with indefinite lives for impairment at December 31, 2008 and March 31 2009. Our December 31, 2008, and March 31, 2009, impairment tests determined the fair value of our goodwill and indefinite lived intangible assets exceeded their carrying values, thus the Company’s interim impairment analyses did not result in any impairment charges during the second or third quarters of fiscal 2009.

The Company performed its annual impairment testing as of May 31, 2009. While our stock price had increased over 150 percent from its low earlier in the year, worsening broadcasting business conditions, including further deterioration in the local advertising market, lowered future cash flow projections. This evaluation resulted in the carrying values of our broadcast stations’ goodwill and certain of their FCC licenses having carrying values that exceeded their estimated fair values. As a result, the Company recorded a pre-tax non-cash impairment charge of $211.9 million to reduce the carrying value of broadcast FCC licenses and $82.6 million to write-off our broadcasting segment’s goodwill in the fourth quarter of fiscal 2009. The Company recorded an income tax benefit of $109.4 million related to these charges.

In March 2007, a non-cash impairment charge of $2.8 million was recorded to reduce goodwill and FCC license of WFLI, the broadcast station in Chattanooga, to their fair values less cost to sell based on the planned sale of the station. Because the fair value was less than the carrying values of the assets, the Company recorded an impairment charge to reduce the carrying values of the assets to fair value. This impairment charge was recorded in discontinued operations in the Consolidated Statements of Earnings (Loss).

5.  Long-term Debt

Long-term debt consists of the following:

June 30,	2009	2008
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $125 million due 4/2/2011	$80,000	$35,000
Revolving credit facility of $150 million due 10/7/2010	125,000	100,000

Private placement notes
4.50% senior notes, due 7/1/2008	–	75,000
4.57% senior notes, due 7/1/2009	–	100,000
4.70% senior notes, due 7/1/2010	75,000	75,000
4.70% senior notes, due 6/16/2011	50,000	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
Total long-term debt	380,000	485,000
Current portion of long-term debt	–	(75,000)
Long-term debt	$380,000	$410,000

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ended June 30,
(In thousands)
2010	$–
2011	255,000
2012	50,000
2013	50,000
2014	25,000
Total long-term debt	$380,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement in April 2002. Under this agreement the Company currently sells all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2009, $143.6 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at June 30, 2009, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date. The interest rate on the asset-backed commercial paper program changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 1.86 percent in June 2009.

On July 13, 2009, Meredith secured a new $75 million private placement of debt from a leading life insurance company. The private placement consists of $50 million due July 2013 and $25 million due July 2014. They carry interest rates of 6.70 percent and 7.19 percent, respectively. The proceeds were used to pay down Meredith’s asset-backed commercial paper facility.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. After the effect of outstanding interest rate swap agreements discussed below was taken into account, the weighted average effective interest rate for the revolving credit facility was 4.21 percent at June 30, 2009. At June 30, 2009, $125 million was borrowed under this facility. The revolving credit facility expires on October 7, 2010.

In fiscal 2007, the Company entered into two interest rate swap agreements to hedge variable interest rate risk on $100 million of the Company's variable interest rate revolving credit facility. The swaps expire on December 31, 2009. Under the swaps the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 0.60 percent at June 30, 2009) on $100 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). Unrealized gains or losses on cash flow hedges are recorded in other comprehensive income (loss) to the extent the cash flow hedges are effective. No material ineffectiveness existed at June 30, 2009. The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At June 30, 2009, the swaps had a fair value to the Company of a loss of $2.1 million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations.

Interest rates on the private placement notes range from 4.70 percent to 5.04 percent at June 30, 2009. The weighted average interest rate on the private placement notes outstanding at June 30, 2009, was 4.80 percent.

All of the Company's debt agreements include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at June 30, 2009, follows:

	Required at June 30, 2009	Actual at June 30, 2009
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.8
Ratio of EBITDA[1] to interest expense	Greater than 2.75	10.9
1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2009.

Interest expense related to long-term debt totaled $20.2 million in fiscal 2009, $21.8 million in fiscal 2008, and $26.8 million in fiscal 2007.

At June 30, 2009, Meredith had credit available under the asset-backed commercial paper program of up to $45 million (depending on levels of accounts receivable) and had $25 million of credit available under the revolving credit facility with an option to request up to another $150 million. The commitment fee for the asset-backed commercial paper facility ranges from 0.75 to 0.80 percent of the unused commitment based on utilization levels. The commitment fee for the revolving credit facility ranges from 0.075 to 0.200 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2009 were not material.

6.  Income Taxes

The following table shows income tax expense (benefit) attributable to earnings from continuing operations:

Years ended June 30,	2009	2008	2007
(In thousands)
Currently payable
Federal	$3,862	$55,204	$52,823
State	(1,844)	9,647	8,756
	2,018	64,851	61,579
Deferred
Federal	(45,407)	17,288	25,757
State	(9,353)	3,239	4,684
	(54,760)	20,527	30,441
Income taxes	$(52,742)	$85,378	$92,020

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2009	2008	2007
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	4.6	3.4	3.4
Benefit from capital loss in prior year	–	–	(3.6)
Impairment charge (federal impact)	(3.2)	–	–
Other	(2.4)	0.7	0.9
Effective income tax rate	34.0%	39.1%	35.7%

The lower effective tax rate in fiscal 2009 is primarily due to the tax effect of the impairment charge for broadcasting goodwill. Excluding the impairment charge, the effective tax rate for fiscal 2009 was 40.7 percent. Absent the impairment charge, the effective tax rate in fiscal 2009 is higher than in the prior year primarily due to accruals for tax contingencies. The fiscal 2009 state effective rate excluding the impairment charge was 3.0 percent.

An income tax benefit of $9.4 million was recognized in fiscal 2007 as a result of the resolution of a tax contingency related to the loss on the sale of stock in Craftways, a business sold in fiscal 2003. This income tax benefit lowered the fiscal 2007 effective tax rate by 3.6 percent.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2009	2008
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$13,770	$17,486
Compensation and benefits	41,123	32,835
Indirect benefit of uncertain state and foreign tax positions	12,148	10,004
All other assets	5,859	8,237
Total deferred tax assets	72,900	68,562
Valuation allowance	(625)	–
Net deferred tax assets	72,275	68,562
Deferred tax liabilities
Subscription acquisition costs	30,225	23,098
Accumulated depreciation and amortization	84,810	157,145
Gains from dispositions	21,607	21,595
All other liabilities	9,267	7,522
Total deferred tax liabilities	145,909	209,360
Net deferred tax liability	$73,634	$140,798

The Company's deferred tax assets are more likely than not to be fully realized except for a valuation allowance of $625,000 that was recorded for capital losses expiring in fiscal 2010. The net current portions of deferred tax assets and liabilities are included in accrued expenses–other taxes and expenses at June 30, 2009 and 2008, in the Consolidated Balance Sheets.

As discussed in Note 1, the Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 had no impact on the Company's retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $47.9 million. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)
Balance at July 1, 2007, on adoption of FIN 48	$47,887
Increases in tax positions for prior years	1,560
Decreases in tax positions for prior years	(331)
Increases in tax positions for current year	10,026
Lapse in statute of limitations	(6,319)
Balance at June 30, 2008	52,823
Increases in tax positions for prior years	5,455
Decreases in tax positions for prior years	(4,498)
Increases in tax positions for current year	5,791
Settlements	(165)
Lapse in statute of limitations	(6,257)
Balance at June 30, 2009	$53,149

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $17.6 million as of June 30, 2009, and $16.4 million as of June 30, 2008. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $10.5 million and $9.0 million as of June 30, 2009, and 2008, respectively. The fiscal 2009 accrual for accrued interest and penalties was $1.5 million.

The total amount of unrecognized tax benefits at June 30, 2009, may change significantly within the next 12 months, decreasing by an estimated range of $2.2 million to $29.8 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company's federal tax returns have been audited through fiscal 2002, are closed by expiration of the statute of limitations for fiscal 2003, 2004, and 2005, and remain subject to audit for fiscal years beyond fiscal 2005. Fiscal 2006 and fiscal 2007 are currently under examination. The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2004.

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

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $8.1 million in fiscal 2009, $7.9 million in fiscal 2008, and $7.1 million in fiscal 2007.

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

The Company adopted the recognition and disclosure provisions of SFAS 158 on June 30, 2007. SFAS 158 requires an entity to recognize the funded status of its defined benefit pension and postretirement plans – measured as the difference between plan assets at fair value and the benefit obligation – on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income (loss), net of income taxes. Since the full recognition of the funded status of an entity's defined benefit pension plan is recorded on the balance sheet, the additional minimum liability is no longer recorded under SFAS 158. Because the recognition provisions of SFAS 158 were adopted as of June 30, 2007, the Company first measured and recorded changes to its previously recognized additional minimum liability through other comprehensive income (loss) and then applied the recognition provisions of SFAS 158, including the reversal of the additional minimum liability, through accumulated other comprehensive income to fully recognize the funded status of the Company's defined benefit pension and postretirement plans. The decrease in the minimum pension liability, net of taxes, included in other comprehensive income (loss) was $2.0 million in fiscal 2007.

The Company adopted the change in measurement date transition requirements of SFAS 158 effective July 1, 2008. Previously the Company used a March 31 measurement date for its defined pension and other postretirement plans. We adopted the change in measurement date by re-measuring plan assets and benefit obligations as of our fiscal 2008 year end, pursuant to the transition requirements of SFAS 158. As a result of the change in measurement date, a $1.8 million pre-tax reduction to retained earnings was recognized in the fourth quarter of fiscal 2009 that represents the expense for the period from the March 31, 2008, early measurement date to the end of the 2008 fiscal year.

Obligations and Funded Status
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	Pension		Postretirement
June 30,	2009	2008	2009	2008
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$99,340	$86,396	$15,886	$16,498
Effect of eliminating early measurement date	1,969	–	(2)	–
Service cost	8,632	7,715	461	463
Interest cost	5,721	4,962	980	945
Participant contributions	–	–	811	690
Plan amendments	82	1,573	–	–
Actuarial loss (gain)	(741)	5,699	(929)	(684)
Benefits paid (including lump sums)	(10,994)	(7,005)	(2,388)	(2,026)
Benefit obligation, end of year	$104,009	$99,340	$14,819	$15,886

Change in plan assets
Fair value of plan assets, beginning of year	$121,007	$112,017	$–	$–
Effect of eliminating early measurement date	714	–	–	–
Actual return on plan assets	(26,181)	(3,156)	–	–
Employer contributions	10,856	19,151	1,577	1,336
Participant contributions	–	–	811	690
Benefits paid (including lump sums)	(10,994)	(7,005)	(2,388)	(2,026)
Fair value of plan assets, end of year	$95,402	$121,007	$–	$–

Funded (under funded) status, end of year	$(8,608)	$21,667	$(14,819)	$(15,886)
Contributions between measurement date and fiscal year end	–	31	–	362
Net recognized amount, end of year	$(8,608)	$21,698	$(14,819)	$(15,524)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
June 30,	2009	2008	2009	2008
(In thousands)
Other assets
Prepaid benefit cost	$3,834	$34,136	$–	$–
Accrued expenses–compensation and benefits
Accrued benefit liability	(1,156)	(1,725)	(1,255)	(1,339)
Other noncurrent liabilities
Accrued benefit liability	(11,286)	(10,713)	(13,564)	(14,185)
Net amount recognized, end of year	$(8,608)	$21,698	$(14,819)	$(15,524)

The accumulated benefit obligation for all defined benefit pension plans was $95.2 million and $88.9 million at June 30, 2009 and 2008, respectively.

The following table provides information about pension plans with projected benefit obligations in excess of plan assets:

June 30,	2009	2008
(In thousands)
Projected benefit obligation	$ 12,503	$ 12,559
Fair value of plan assets	62	90

The following table provides information about pension plans with accumulated benefit obligations in excess of plan assets:

June 30,	2009	2008
(In thousands)
Accumulated benefit obligation	$ 10,130	$ 9,916
Fair value of plan assets	62	90

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings (Loss) were as follows:

	Pension			Postretirement
Years ended June 30,	2009	2008	2007	2009	2008	2007
(In thousands)
Components of net periodic benefit costs
Service cost	$8,632	$7,715	$6,191	$461	$463	$441
Interest cost	5,721	4,962	4,862	980	945	986
Expected return on plan assets	(9,324)	(9,855)	(7,883)	–	–	–
Prior service cost amortization	839	592	645	(736)	(736)	(728)
Actuarial loss amortization	533	177	486	–	22	68
Settlement charge	93	–	5,941	–	–	–
Net periodic benefit costs	$6,494	$3,591	$10,242	$705	$694	$767

The pension settlement charges in fiscal 2009 and fiscal 2007 were triggered by lump-sum payments made as a result of the retirement or departure of executives.

Amounts recognized in the accumulated other comprehensive loss component of shareholders' equity for Company-sponsored plans were as follows:

June 30, 2009	Pension	Postretirement	Total
(In thousands)
Unrecognized net actuarial losses, net of taxes	$31,585	$154	$31,739
Unrecognized prior service credit (costs), net of taxes	1,306	(2,658)	(1,352)
Total	$32,891	$(2,504)	$30,387

During fiscal 2010, the Company expects to recognize as part of its net periodic benefit costs approximately $6.5 million of net actuarial losses, $0.9 million of prior-service costs for the pension plans, and $0.7 million of prior service credit for the postretirement plan that are included, net of taxes, in the accumulated other comprehensive loss component of shareholders' equity at June 30, 2009.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension		Postretirement
June 30,	2009	2008	2009	2008
Weighted average assumptions
Discount rate	5.75%	5.80%	6.20%	6.25%
Rate of compensation increase – year one	0.00%	4.50%	0.00%	4.50%
Rate of compensation increase – subsequent years	4.50%	4.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	7.50%	8.00%
Ultimate level	NA	NA	5.00%	5.00%
Years to ultimate level	NA	NA	5 yrs	6 yrs
NA–Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension			Postretirement
Years ended June 30,	2009	2008	2007	2009	2008	2007
Weighted average assumptions
Discount rate	5.80%	5.70%	5.80%	6.25%	5.80%	5.90%
Expected return on plan assets	8.25%	8.25%	8.00%	NA	NA	NA
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	NA	8.00%	8.00%	9.00%
Ultimate level	NA	NA	NA	5.00%	5.00%	5.00%
Years to ultimate level	NA	NA	NA	6 yrs	3 yrs	4 yrs
NA–Not applicable

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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2009	$51	$(43)
Effect on postretirement benefit obligation as of June 30, 2009	467	(401)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	2009 Allocation		2008 Allocation
June 30,	Target	Actual	Target	Actual
Domestic equity securities	45%	45%	45%	46%
Fixed income investments	30%	31%	30%	28%
International equity securities	15%	14%	15%	16%
Global equity securities	10%	10%	10%	10%
Fair value of plan assets	100%	100%	100%	100%

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

Equity securities did not include any Meredith Corporation common or Class B stock at June 30, 2009 or 2008.

Cash Flows
Although we do not have a minimum funding requirement for the pension plans in fiscal 2010, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2010. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $1.3 million to its postretirement plan in fiscal 2010.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits	Postretirement Benefits
(In thousands)
2010	$18,871	$1,255
2011	12,244	1,329
2012	13,006	1,316
2013	12,160	1,287
2014	12,781	1,260
2015-2019	64,749	6,630

Other
On July 1, 2008, the Company adopted the provisions of EITF 06-10, which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The adoption of EITF 06-10 resulted in a $2.9 million ($2.6 million, net of tax) reduction to the opening balance of retained earnings. The net periodic pension cost for fiscal 2009 was $177,000 and the accrued liability at June 30, 2009, was $2.8 million.

8.  Earnings (Loss) Per Share

The calculation of basic earnings (loss) per share for each period is based on the weighted average number of common and Class B shares outstanding during the period. The calculation of diluted earnings (loss) per share for each period is based on the weighted average number of common and Class B shares outstanding during the period plus the effect, if any, of dilutive common stock equivalent shares. The following table presents the calculations of earnings (loss) per share:

Years ended June 30,	2009	2008	2007
(In thousands except per share data)
Earnings (loss) from continuing operations	$(102,507)	$132,974	$166,010
Basic average shares outstanding	45,042	46,928	48,048
Dilutive effect of stock options and equivalents	–	657	1,060
Diluted average shares outstanding	45,042	47,585	49,108
Earnings (loss) per share from continuing operations
Basic	$(2.28)	$2.83	$3.46
Diluted	(2.28)	2.79	3.38

For the year ended June 30, 2009, approximately 128,000 outstanding common stock equivalent shares were not included in the computation of dilutive loss per share because of the antidilutive effect on the loss per share calculation (the diluted loss per share becoming less negative than the basic loss per share). Therefore, these common stock equivalent shares are not taken into account in determining the weighted average number of shares for the calculation of diluted loss per share for fiscal 2009.

In addition, antidilutive options excluded from the above calculations totaled 5,055,600 options for the year ended June 30, 2009 ($41.87 weighted average exercise price), 2,033,500 options for the year ended June 30, 2008 ($50.43 weighted average exercise price), and 411,000 options for the year ended June 30, 2007 ($47.18 weighted average exercise price).

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

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock on the open market. In May 2008, the Board approved the repurchase of 2.0 million shares.

Repurchases under these authorizations were as follows:

Years ended June 30,	2009	2008	2007
(In thousands)
Number of shares	882	3,225	1,116
Cost at market value	$21,801	$150,377	$58,710

As of June 30, 2009, authorization to repurchase approximately 1.5 million shares remained.

10.  Common Stock and Share-based Compensation Plans

As of June 30, 2009, Meredith had an employee stock purchase plan and a stock incentive plan, both of which were shareholder-approved. A more detailed description of these plans follows. Compensation expense recognized for these plans was $10.2 million in fiscal 2009, $7.9 million in fiscal 2008, and $11.1 million in fiscal 2007. The total income tax benefit recognized in earnings was $3.8 million in fiscal 2009, $2.9 million in fiscal 2008, and $4.3 million in fiscal 2007.

Employee Stock Purchase Plan

Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. One million common shares are authorized for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using the Black-Scholes option-pricing model. The term of the option is three months, the term of the offering period. The expected stock price volatility was approximately 17 percent in fiscal 2009 and fiscal 2008, and 14 percent in fiscal 2007. Information about the shares issued under this plan is as follows:

Years ended June 30,	2009	2008	2007
Shares issued (in thousands)	174	108	72
Average fair value	$3.23	$6.80	$7.99
Average purchase price	16.33	34.50	45.14
Average market price	21.64	40.59	56.20

Stock Incentive Plan

Meredith has a stock incentive plan that permit the Company to issue up to 3.8 million shares in the form of stock options, restricted stock, stock equivalent units, restricted stock units, performance shares, and performance cash awards to key employees and directors of the Company. Approximately 2.1 million shares are available for future awards under the plan as of June 30, 2009. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the interests of employees with those of shareholders.

The Company has awarded restricted shares of common stock to eligible key employees and to non-employee directors under the plan. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards generally vest over three or five years. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are amortized over the vesting periods. The Company's restricted stock activity during the year ended June 30, 2009, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2008	124	$ 52.15
Granted	37	21.74
Vested	(23)	50.30
Nonvested at June 30, 2009	138	44.34	$ 3,545

As of June 30, 2009, there was $2.7 million of unearned compensation cost related to restricted stock granted under the plan. That cost is expected to be recognized over a weighted average period of 2.2 years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2009, 2008, and 2007 was $21.74, $53.44, and $53.07, respectively. The total fair value of shares vested during the years ended June 30, 2009, 2008, and 2007, was $0.5 million, $0.6 million, and $1.6 million, respectively.

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

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2009:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value
(Units in thousands)
Balance at June 30, 2008	87	$39.60
Additions	49	31.94
Converted to common stock	(4)	42.61
Balance at June 30, 2009	132	36.67

The stock equivalent units outstanding at June 30, 2009, had no aggregate intrinsic value. The total intrinsic value of stock equivalent units converted to common stock was zero for the year ended June 30, 2009, compared to $0.4 million for 2008 and $1.6 million for 2007.

Starting in fiscal 2009, the Company awarded performance-based restricted shares of common stock to eligible key employees under the plan. These performance-based restricted shares will vest only if the Company attains a specified return on equity goal for the subsequent three-year period. The awards were recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial value of the grant net of estimated forfeitures is being amortized over the vesting period, as vesting is currently considered probable. If in the future the stated target is no longer probable of being met, any recognized compensation would be reversed. The Company's performance-based restricted stock activity during the year ended June 30, 2009, was as follows:

Performance-based Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2008	–	$ –
Granted	179	28.60
Vested	–	–
Forfeited	(2)	29.23
Nonvested at June 30, 2009	177	28.60	$ 4,524

As of June 30, 2009, there was $2.6 million of unearned compensation cost related to performance-based restricted stock granted under the plan. That cost is expected to be recognized over a weighted average period of 2.1 years. The weighted average grant date fair value of performance-based restricted stock granted during the year ended June 30, 2009, was $28.60. No performance-based restricted stock vested during the year ended June 30, 2009.

In fiscal 2008 and fiscal 2007, the Company awarded performance-based restricted stock units to eligible key employees under the plan. These restricted stock units will vest only if the Company attains specified earnings per share goals for the subsequent three-year period. The awards were recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are being amortized over a three-year vesting period.

The Company's restricted stock unit activity during the year ended June 30, 2009, was as follows:

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Units and Aggregate Intrinsic Value in thousands)
Nonvested at July 1, 2008	133	$ 50.29
Forfeited	(72)	47.42
Nonvested at June 30, 2009	61	53.65	$1,569
Nonvested units expected to vest	2	47.14	51

As of June 30, 2009, there was $0.1 million of unearned compensation cost related to restricted stock units granted in January 2008 under the plan. That cost is expected to be recognized over a weighted average period of 1.6 years. The restricted stock units granted in August 2007 are not expected to vest and thus there is no unearned compensation currently recorded related to this grant. The weighted average grant date fair value of restricted stock units granted during the years ended June 30, 2008 and 2007, was $53.69 and $47.02, respectively. During the year ended June 30, 2008, 30,924 restricted stock units vested. No restricted stock units vested during the years ended June 30, 2009 and 2007.

Meredith has granted nonqualified stock options to certain employees and directors under the plan. The grant date of options issued is the date the Compensation Committee of the Board of Directors approves the granting of the options. The exercise price of options granted is set at the fair value of the Company's common stock on the grant date. All options granted under the plan expire at the end of 10 years. Most of the options granted vest three years from the date of grant.

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

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options and Aggregate Intrinsic Value in thousands)
Outstanding July 1, 2008	4,420	$44.48
Granted	1,049	27.84
Exercised	–	–
Forfeited	(303)	42.48
Outstanding June 30, 2009	5,166	41.19	5.48 years	$941
Exercisable June 30, 2009	3,355	43.02	3.84 years	4

The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company's common stock and other factors. The expected life of options granted incorporates historical employee exercise and termination behavior. Different expected lives are used for separate groups of employees who have similar historical exercise patterns. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2009		2008		2007
Risk-free interest rate	2.2-3.5%		4.0-4.7%		4.6-4.9%
Expected dividend yield	2.39%		1.24%		1.18%
Expected option life	6-8	yrs	6-8	yrs	4-7	yrs
Expected stock price volatility	17-18%		17-19%		19-21%
Weighted average stock price volatility	17.06%		17.24%		19.28%

The weighted average grant date fair value of options granted during the years ended June 30, 2009, 2008, and 2007, was $4.90, $14.18, and $13.40, respectively. There were no options exercised in 2009. The total intrinsic value of options exercised during the years ended June 30, 2008 and 2007, was $3.6 million and $20.4 million, respectively. As of June 30, 2009, there was $3.8 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2008 and 2007, was $10.4 million and $36.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.4 million and $8.1 million, respectively, for the years ended June 30, 2008 and 2007.

11.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $17.1 million in fiscal 2009, $17.6 million in fiscal 2008, and $17.7 million in fiscal 2007.

Below are the minimum rental commitments at June 30, 2009, under all noncancelable operating leases due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2010	$20,358
2011	18,782
2012	9,153
2013	3,800
2014	2,202
Later years	18,914
Total minimum rentals	$73,209

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable contracts amounted to $24.5 million at June 30, 2009. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, was $22.3 million at June 30, 2009.

The table shows broadcast rights payments due in succeeding fiscal years:

Years ending June 30,	Recorded Commitments	Unavailable Rights
(In thousands)
2010	$10,560	$8,876
2011	4,846	10,058
2012	3,776	4,505
2013	2,583	941
2014	646	140
Later years	–	13
Total amounts payable	$22,411	$24,533

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

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

	Minimum Pension/Post Retirement Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2006	$(2,077)	$–	$(2,077)
Current-year adjustments, pretax	3,199	1,358	4,557
Tax expense	(1,248)	(529)	(1,777)
Other comprehensive income	1,951	829	2,780
Adoption of SFAS 158	2,944	–	2,944
Tax expense	(1,148)	–	(1,148)
Adoption of SFAS 158, net of taxes	1,796	–	1,796
Balance at June 30, 2007	1,670	829	2,499
Current-year adjustments, pretax	(19,545)	(3,467)	(23,012)
Tax expense	7,643	1,351	8,994
Other comprehensive loss	(11,902)	(2,116)	(14,018)
Balance at June 30, 2008	(10,232)	(1,287)	(11,519)
Current-year adjustments, pretax	(33,020)	54	(32,966)
Tax expense	12,878	(21)	12,857
Other comprehensive income (loss)	(20,142)	33	(20,109)
Balance at June 30, 2009	$(30,374)	$(1,254)	$(31,628)

13.  Fair Value Measurement

The Company adopted SFAS 157 as of July 1, 2008, with the exception of the application of the standard to non-recurring, non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our fair value measurements because the Company's existing fair value measurements are consistent with the guidance of SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Specifically, SFAS 157 establishes a hierarchy prioritizing the use of inputs in valuation techniques. SFAS 157 defines levels within the hierarchy as follows:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

As of June 30, 2009, Meredith had interest rate swap agreements that converted $100 million of its variable-rate debt to fixed-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of June 30, 2009, the fair value of these interest rate swap agreements was a liability of $2.1 million based on significant other observable inputs (London Interbank Offered Rate (LIBOR)) within the fair value hierarchy. Fair value of interest rate swaps is based on a discounted cash flow analysis, predicated on forward LIBOR prices, of the estimated amounts the Company would have paid to terminate the swaps.

The carrying amount and estimated fair value of broadcast rights payable were $22.4 million and $20.3 million, respectively, as of June 30, 2009, and $28.3 million and $26.0 million, respectively, as of June 30, 2008. The fair value of broadcast rights payable was determined using the present value of future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $380.0 million and $376.7 million, respectively, as of June 30, 2009, and $485.0 million and $483.4 million, respectively, as of June 30, 2008. The fair value of long-term debt was determined using the present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

14.  Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: publishing and broadcasting. The publishing segment includes magazine and book publishing, integrated marketing, interactive media, brand licensing, database-related activities, and other related operations. The broadcasting segment consists primarily of the operations of network-affiliated television stations. Virtually all of the Company's revenues are generated in the U.S. and all of the assets reside within the U.S. There are no material intersegment transactions.

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets is the broadcasting impairment charge taken in fiscal 2009 of $294.5 million and the amortization of broadcast rights in the broadcasting segment. Broadcast rights amortization totaled $25.1 million in fiscal 2009, $26.8 million in fiscal 2008, and $28.0 million in fiscal 2007.

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

The following table presents financial information by segment:

Years ended June 30,	2009	2008	2007
(In thousands)
Revenues
Publishing	$1,134,261	$1,233,838	$1,231,891
Broadcasting	274,536	318,605	347,832
Total revenues	$1,408,797	$1,552,443	$1,579,723

Operating profit
Publishing	$151,017	$188,341	$211,733
Broadcasting	(257,774)	77,860	106,804
Unallocated corporate	(28,371)	(26,549)	(34,911)
Income (loss) from operations	$(135,128)	$239,652	$283,626

Depreciation and amortization
Publishing	$15,433	$20,373	$18,699
Broadcasting	25,180	26,655	24,171
Unallocated corporate	1,969	2,125	2,145
Total depreciation and amortization	$42,582	$49,153	$45,015

Assets
Publishing	$964,615	$988,370	$981,781
Broadcasting	603,659	926,785	953,437
Unallocated corporate	101,029	144,465	154,733
Total assets	$1,669,303	$2,059,620	$2,089,951

Capital expenditures
Publishing	$3,860	$8,260	$5,610
Broadcasting	14,731	16,605	34,018
Unallocated corporate	4,884	4,755	2,971
Total capital expenditures	$23,475	$29,620	$42,599

15.  Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
Publishing	$293,667	$276,908	$280,320	$283,366	$1,134,261
Broadcasting	70,403	84,376	57,274	62,483	274,536
Total revenues	$364,070	$361,284	$337,594	$345,849	$1,408,797
Operating profit (loss)
Publishing	$33,890	$23,208	$47,971	$45,948	$151,017
Broadcasting	10,696	22,329	1,348	(292,147)	(257,774)
Unallocated corporate	(6,435)	(9,587)	(5,959)	(6,390)	(28,371)
Income (loss) from operations	$38,151	$35,950	$43,360	$(252,589)	$(135,128)

Earnings (loss) from continuing operations	$19,068	$17,403	$24,874	$(163,852)	$(102,507)
Discontinued operations	(431)	(4,860)	554	160	(4,577)
Net earnings (loss)	$18,637	$12,543	$25,428	$(163,692)	$(107,084)

Basic earnings (loss) per share
Earnings (loss) from continuing operations	$0.42	$0.39	$0.55	$(3.64)	$(2.28)
Net earnings (loss)	0.41	0.28	0.56	(3.64)	(2.38)

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	0.42	0.39	0.55	(3.64)	(2.28)
Net earnings (loss)	0.41	0.28	0.56	(3.64)	(2.38)

Dividends per share	0.215	0.215	0.225	0.225	0.880

First and second quarter amounts differ from amounts previously reported in the Forms 10-Q for the quarters ended September 30, 2008 and December 31, 2008, respectively, due to the reclassification of amounts related to discontinued operations.

As a result of changes in shares outstanding during the year, the sum of the four quarters' earnings (loss) per share may not necessarily equal the loss per share for the year.

Year ended June 30, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
Publishing	$320,721	$300,986	$314,732	$297,399	$1,233,838
Broadcasting	74,551	87,637	77,546	78,871	318,605
Total revenues	$395,272	$388,623	$392,278	$376,270	$1,552,443
Operating profit
Publishing	$54,946	$44,258	$64,309	$24,828	$188,341
Broadcasting	13,577	27,564	18,689	18,030	77,860
Unallocated corporate	(8,333)	(7,024)	(5,032)	(6,160)	(26,549)
Income from operations	$60,190	$64,798	$77,966	$36,698	$239,652

Earnings from continuing operations	$33,171	$35,058	$46,182	$18,563	$132,974
Discontinued operations	199	1,001	(98)	596	1,698
Net earnings	$33,370	$36,059	$46,084	$19,159	$134,672

Basic earnings per share
Earnings from continuing operations	$0.70	$0.74	$0.99	$0.41	$2.83
Net earnings	0.70	0.76	0.99	0.42	2.87

Diluted earnings per share
Earnings from continuing operations	0.68	0.73	0.97	0.40	2.79
Net earnings	0.68	0.75	0.97	0.41	2.83

Dividends per share	0.185	0.185	0.215	0.215	0.800

Amounts differ from amounts previously reported in the Form 10-K for the year ended June 30, 2008, due to the reclassification of amounts to discontinued operations.

As a result of changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2009	2008	2007	2006	2005	2004
(In thousands except per share data)
Results of operations
Revenues	$1,408,797	$1,552,443	$1,579,723	$1,521,201	$1,177,346	$1,120,298
Costs and expenses	1,206,814	1,263,638	1,251,082	1,215,211	921,894	900,988
Depreciation and amortization	42,582	49,153	45,015	45,124	34,976	35,223
Nonrecurring items	294,529	–	–	–	–	–
Income (loss) from operations	(135,128)	239,652	283,626	260,866	220,476	184,087
Net interest expense	(20,121)	(21,300)	(25,596)	(29,227)	(19,002)	(22,501)
Nonoperating income (expense)	–	–	–	–	–	–
Income taxes	(52,742)	(85,378)	(92,020)	(90,339)	(77,948)	(62,509)
Earnings (loss) from continuing operations	(102,507)	132,974	166,010	141,300	123,526	99,077
Discontinued operations	(4,577)	1,698	(3,664)	3,492	4,623	4,882
Cumulative effect of change in accounting principle	–	–	–	–	893	–
Net earnings (loss)	$(107,084)	$134,672	$162,346	$144,792	$129,042	$103,959
Basic per share information
Earnings (loss) from continuing operations	$(2.28)	$2.83	$3.46	$2.87	$2.48	$1.97
Discontinued operations	(0.10)	0.04	(0.08)	0.07	0.09	0.10
Cumulative effect of change in accounting principle	–	–	–	–	0.02	–
Net earnings (loss)	$(2.38)	$2.87	$3.38	$2.94	$2.59	$2.07
Diluted per share information
Earnings (loss) from continuing operations	$(2.28)	$2.79	$3.38	$2.79	$2.41	$1.91
Discontinued operations	(0.10)	0.04	(0.07)	0.07	0.09	0.09
Cumulative effect of change in accounting principle	–	–	–	–	0.02	–
Net earnings (loss)	$(2.38)	$2.83	$3.31	$2.86	$2.52	$2.00
Average diluted shares outstanding	45,042	47,585	49,108	50,610	51,220	51,926
Other per share information
Dividends	$0.88	$0.80	$0.69	$0.60	$0.52	$0.43
Stock price–high	31.31	62.50	63.41	56.83	55.51	55.94
Stock price–low	10.60	28.01	45.04	46.50	44.51	43.65
Financial position at June 30,
Current assets	$340,140	$403,090	$452,640	$431,520	$304,495	$314,014
Working capital	(9,076)	(40,047)	(34,389)	(32,426)	(134,585)	(56,736)
Total assets	1,669,303	2,059,620	2,089,951	2,040,675	1,491,308	1,465,927
Long-term obligations (including current portion)	402,411	513,327	505,653	601,499	285,884	332,953
Shareholders' equity	609,383	787,855	833,201	698,104	651,827	609,971
Number of employees at June 30,	3,276	3,572	3,166	3,161	2,706	2,696
Comparable basis reporting[1]
Earnings (loss) from continuing operations	$(102,507)	$132,974	$166,010	$141,300	$123,526	$99,077
Adjustment for SFAS 142 add back amortization, net of taxes	–	–	–	–	–	–
Adjusted earnings (loss) from continuing operations	$(102,507)	$132,974	$166,010	$141,300	$123,526	$99,077
Adjusted earnings (loss) from continuing operations
Per basic share	$(2.28)	$2.83	$3.46	$2.87	$2.48	$1.97
Per diluted share	(2.28)	2.79	3.38	2.79	2.41	1.91

1.
Meredith adopted SFAS 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Comparable basis reporting assumes the provisions of SFAS 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA (continued)

Years ended June 30,	2003	2002	2001	2000	1999
(In thousands except per share data)
Results of operations
Revenues	$1,038,478	$951,639	$1,005,346	$1,050,212	$993,249
Costs and expenses	849,564	797,771	820,914	833,935	795,416
Depreciation and amortization	36,312	53,620	51,546	52,329	44,072
Nonrecurring items	–	–	25,308	23,096	–
Income from operations	152,602	100,248	107,578	140,852	153,761
Net interest income expense	(27,209)	(32,589)	(31,901)	(33,751)	(21,287)
Nonoperating income (expense)	(1,551)	63,812	21,477	–	2,375
Income taxes	(47,898)	(50,854)	(37,524)	(48,462)	(55,584)
Earnings from continuing operations	75,944	80,617	59,630	58,639	79,265
Discontinued operations	5,714	5,070	6,701	7,172	5,427
Cumulative effect of change in accounting principle	(85,749)	–	–	–	–
Net earnings (loss)	$(4,091)	$85,687	$66,331	$65,811	$84,692
Basic per share information
Earnings from continuing operations	$1.53	$1.63	$1.19	$1.14	$1.52
Discontinued operations	0.11	0.10	0.14	0.14	0.10
Cumulative effect of change in accounting principle	(1.72)	–	–	–	–
Net earnings (loss)	$(0.08)	$1.73	$1.33	$1.28	$1.62
Diluted per share information
Earnings from continuing operations	$1.48	$1.57	$1.16	$1.11	$1.48
Discontinued operations	0.11	0.10	0.13	0.14	0.10
Cumulative effect of change in accounting principle	(1.67)	–	–	–	–
Net earnings (loss)	$(0.08)	$1.67	$1.29	$1.25	$1.58
Average diluted shares outstanding	51,276	51,230	51,354	52,774	53,761
Other per share information
Dividends	$0.37	$0.35	$0.33	$0.31	$0.29
Stock price–high	47.75	45.00	38.97	42.00	48.50
Stock price–low	33.42	26.50	26.75	22.37	26.69
Financial position at June 30,
Current assets	$268,429	$272,211	$291,082	$288,799	$256,175
Working capital	(28,682)	(35,195)	(80,324)	(69,902)	(87,940)
Total assets	1,431,824	1,460,264	1,437,747	1,439,773	1,423,396
Long-term obligations (including current portion)	419,574	429,331	505,758	541,146	564,573
Shareholders' equity	517,763	525,489	462,582	391,965	368,934
Number of employees at June 30,	2,633	2,569	2,616	2,703	2,642
Comparable basis reporting[1]
Earnings from continuing operations	$75,944	$80,617	$59,630	$58,639	$79,265
Adjustment for SFAS 142 add back amortization, net of taxes	–	11,998	12,106	12,103	9,592
Adjusted earnings from continuing operations	$75,944	$92,615	$71,736	$70,742	$88,857
Adjusted earnings from continuing operations
Per basic share	$1.53	$1.87	$1.44	$1.38	$1.70
Per diluted share	1.48	1.81	1.40	1.34	1.65

1.
Meredith adopted SFAS 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Comparable basis reporting assumes the provisions of SFAS 142 eliminating the amortization of goodwill and certain intangible assets were effective in all periods.

NOTES TO ELEVEN–YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

General

Prior years are reclassified to conform to the current-year presentation.

Significant acquisitions occurred in July 2005 with the purchase of the G+J Consumer Titles; in December 2002 with the acquisition of the American Baby Group; in June 2002 with the exchange of WOFL and WOGX for KPTV; and in March 1999 with the acquisition of WGCL.

Long-term obligations include broadcast rights payable and Company debt associated with continuing operations.

Shareholders' equity includes temporary equity where applicable.

Earnings from continuing operations

Fiscal 2009 nonrecurring expense represented an impairment charge related to broadcasting FCC licenses and goodwill.
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

Discontinued operations

Fiscal 2009 included the operations of and related shut-down charges of Country Home magazine.
Fiscal 2008 included the operations of Country Home magazine; the operations of and after-tax loss from the disposition of WFLI, which was sold in fiscal 2008; and the reversal of a portion of the prior year shut-down charges of Child magazine.
Fiscal 2007 included the operations of Country Home magazine; the results of the discontinued operations and related shut-down charges of Child magazine; the operations of and after-tax gain from the disposition of KFXO, which was sold in fiscal 2007; and the operations, including an impairment charge, of WFLI, which is held for sale at June 30, 2007.
Fiscal 2006 included the results of the discontinued operations of Country Home magazine, Child magazine, KFXO, and WFLI.
Fiscal 2005 included the results of the discontinued operations of Country Home magazine, KFXO, and WFLI. The operations of KFXO for fiscal years prior to fiscal 2005 were not shown as discontinued operations due to immateriality.
Fiscal 1999 to fiscal 2004 included the results of the discontinued operations of Country Home magazine.

Changes in accounting principles

Fiscal 2005 reflected the adoption of SFAS 123R, Share-based Payment.
Fiscal 2003 reflected the adoption of SFAS 142, Goodwill and Other Intangible Assets.

Meredith Corporation and Subsidiaries
SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2009
Reserve for doubtful accounts	$11,109	$3,319	$–	$(3,429)	$10,999
Reserve for returns	12,835	12,495	–	(22,519)	2,811
Total	$23,944	$15,814	$–	$(25,948)	$13,810
Fiscal year ended June 30, 2008
Reserve for doubtful accounts	$10,248	$6,530	$–	$(5,669)	$11,109
Reserve for returns	10,754	34,123	–	(32,042)	12,835
Total	$21,002	$40,653	$–	$(37,711)	$23,944
Fiscal year ended June 30, 2007
Reserve for doubtful accounts	$7,699	$4,957	$–	$(2,408)	$10,248
Reserve for returns	12,115	23,798	–	(25,159)	10,754
Total	$19,814	$28,755	$–	$(27,567)	$21,002

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of June 30, 2009. On the basis of this evaluation, Meredith's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of that evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2009.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 44.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.  OTHER INFORMATION

On July 13, 2009, the Company issued $75 million in fixed-rate unsecured senior notes to a leading insurance company. The senior notes mature as follows: $50 million on July 13, 2013, and $25 million on July 13, 2014, and bear interest at rates of 6.70 percent and 7.19 percent, respectively. The proceeds were used to pay down the asset-backed commercial paper facility resulting in no net incremental debt.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 2009, under the captions "Election of Directors," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance," and in Part I of this Form 10-K beginning on page 10 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics and a Code of Ethics for CEO and Senior Financial Officers. These codes are applicable to the Chief Executive Officer, Chief Financial Officer, Controller, and any persons performing similar functions. The Company's Code of Business Conduct and Ethics and the Company's Code of Ethics for CEO and Senior Financial Officers are available free of charge on the Company's corporate website at Meredith.com. Copies of the codes are also available free of charge upon written request to the Secretary of the Company. The Company will post any amendments to the Code of Business Conduct and Ethics or the Code of Ethics for CEO and Senior Financial Officers, as well as any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission or the New York Stock Exchange on the Company's corporate website.

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 2009, under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 2009, under the captions "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The following table sets forth information with respect to the Company's common stock that may be issued under all equity compensation plans of the Company in existence as of June 30, 2009. All of the equity compensation plans for which information is included in the following table have been approved by shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	5,360,476	$41.23	2,599,041
Equity compensation plans not approved by shareholders	None	NA	None
Total	5,360,476	$41.23	2,599,041
NA - Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 2009, under the captions "Related Person Transaction Policy and Procedures" and "Corporate Governance - Director Independence" and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 2009, under the caption "Audit Committee Disclosure" and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 43 (Item 8).

(a)	Financial Statements, Financial Statement Schedule, and Exhibits

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2009 and 2008
Consolidated Statements of Earnings (Loss) for the Years Ended June 30, 2009, 2008, and 2007
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the Years Ended June 30, 2009, 2008, and 2007
Notes to Consolidated Financial Statements
Eleven-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2009, 2008, and 2007

Schedule II–Valuation and Qualifying Accounts

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

4.3	Note Purchase Agreement dated as of July 13, 2009, among Meredith Corporation, as issuer and seller, and named purchasers.

4.4	Note Purchase Agreement dated as of June 16, 2008, among Meredith Corporation, as issuer and seller, and named purchasers.

4.5	Amendment No. 1 dated as of July 13, 2009, to Note Purchase Agreement dated as of June 16, 2008.

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

10.3	Meredith Corporation Management Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.*

10.4	Meredith Corporation Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002.*

10.5
Amended and Restated Replacement Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.*

10.6
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

10.8
Form of Restricted Stock Unit Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 8, 2005.*

10.9	Meredith Corporation 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.*

10.10
Form of Restricted Stock Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.*

10.11
Form of Restricted Stock Award Agreement (performance based) between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to the Company's Current Report on Form 8-K filed August 18, 2008.*

10.12
Consultancy Agreement dated May 11, 2004, between Meredith Corporation and William T. Kerr is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2004. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed September 5, 2008.*

10.13
Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.14
Letter employment agreement dated February 14, 2005, between Meredith Corporation and Paul A. Karpowicz is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 10, 2005. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.*

10.15	Employment Agreement dated January 20, 2006, and re-executed August 24, 2009, between Meredith Corporation and Stephen M. Lacy.*

10.16	Employment Agreement dated March 9, 2008, and re-executed August 24, 2009, between Meredith Corporation and John H. (Jack) Griffin, Jr.*

10.17	Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser.*

10.18
Letter employment agreement dated September 26, 2008, between Meredith Corporation and Joseph H. Ceryanec is incorporated herein by reference to the Company's Current Report on Form 8-K filed October 1, 2008. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.*

10.19
Receivables Sale Agreement dated as of April 9, 2002 among Meredith Corporation, as Sole Initial Originator and Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation), as buyer is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002. Receivables Purchase Agreement dated as of April 9, 2002 among Meredith Funding Corporation, as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Corporation, The Financial Institutions from time to time party hereto and Bank One, NA (Main Office Chicago), as Agent, is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002. Eighth amendment to the aforementioned agreements is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009. Ninth amendment to the aforementioned agreements is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

/s/ Joseph H. Ceryanec	/s/ Stephen M. Lacy
Joseph H. Ceryanec, Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)	Stephen M. Lacy, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ William T. Kerr	/s/ Herbert M. Baum
William T. Kerr, Chairman of the Board and Director	Herbert M. Baum, Director

/s/ Mary Sue Coleman	/s/ James R. Craigie
Mary Sue Coleman, Director	James R. Craigie, Director

/s/ Alfred H. Drewes	/s/ D. Mell Meredith Frazier
Alfred H. Drewes, Director	D. Mell Meredith Frazier, Director

/s/ Frederick B. Henry	/s/ Joel W. Johnson
Frederick B. Henry, Director	Joel W. Johnson, Director

/s/ David J. Londoner	/s/ Philip A. Marineau
David J. Londoner, Director	Philip A. Marineau, Director

/s/ Elizabeth E. Tallett
Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of August 24, 2009.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

4.3	Note Purchase Agreement dated as of July 13, 2009, among Meredith Corporation, as issuer and seller, and named purchasers.

4.4	Note Purchase Agreement dated as of June 16, 2008, among Meredith Corporation, as issuer and seller, and named purchasers.

4.5	Amendment No. 1 dated as of July 13, 2009, to Note Purchase Agreement dated as of June 16, 2008.

10.15	Employment Agreement dated January 20, 2006, and re-executed August 24, 2009, between Meredith Corporation and Stephen M. Lacy.*

10.16	Employment Agreement dated March 9, 2008, and re-executed August 24, 2009, between Meredith Corporation and John H. (Jack) Griffin, Jr.*

10.17	Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser.*

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

E-1