Form 10-Q
period 2009-09-30
MEREDITH CORP
filed 2009-10-29
CIK 65011

Click here forTable of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009	Commission file number 1‑5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42‑0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309‑3023
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (515) 284‑3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_]	No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes [_]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2009
Common shares	36,143,572
Class B shares	9,129,702
Total common and Class B shares	45,273,274

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	September 30, 2009	June 30, 2009
(In thousands)
Current assets
Cash and cash equivalents	$14,259	$27,910
Accounts receivable, net	211,802	192,367
Inventories	29,592	28,151
Current portion of subscription acquisition costs	54,466	60,017
Current portion of broadcast rights	17,014	8,297
Other current assets	19,293	23,398
Total current assets	346,426	340,140
Property, plant, and equipment	449,892	444,904
Less accumulated depreciation	(257,277)	(253,597)
Net property, plant, and equipment	192,615	191,307
Subscription acquisition costs	64,274	63,444
Broadcast rights	5,429	4,545
Other assets	46,269	45,907
Intangible assets, net	559,233	561,581
Goodwill	462,379	462,379
Total assets	$1,676,625	$1,669,303

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$75,000	$—
Current portion of long-term broadcast rights payable	19,615	10,560
Accounts payable	84,455	86,381
Accrued expenses and other liabilities	90,439	81,544
Current portion of unearned subscription revenues	162,640	170,731
Total current liabilities	432,149	349,216
Long-term debt	285,000	380,000
Long-term broadcast rights payable	12,956	11,851
Unearned subscription revenues	146,092	148,393
Deferred income taxes	69,273	64,322
Other noncurrent liabilities	108,992	106,138
Total liabilities	1,054,462	1,059,920
Shareholders' equity
Series preferred stock	—	—
Common stock	36,144	35,934
Class B stock	9,130	9,133
Additional paid-in capital	57,812	53,938
Retained earnings	550,138	542,006
Accumulated other comprehensive loss	(31,061)	(31,628)
Total shareholders' equity	622,163	609,383
Total liabilities and shareholders' equity	$1,676,625	$1,669,303

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings (Unaudited)

Three Months Ended September 30,	2009	2008
(In thousands except per share data)
Revenues
Advertising	$191,816	$211,826
Circulation	69,879	71,413
All other	70,720	80,831
Total revenues	332,415	364,070
Operating expenses
Production, distribution, and editorial	151,093	170,111
Selling, general, and administrative	139,637	144,952
Depreciation and amortization	10,103	10,856
Total operating expenses	300,833	325,919
Income from operations	31,582	38,151
Interest income	10	120
Interest expense	(5,041)	(5,434)
Earnings from continuing operations before income taxes	26,551	32,837
Income taxes	8,210	13,769
Earnings from continuing operations	18,341	19,068
Loss from discontinued operations, net of taxes	—	(431)
Net earnings	$18,341	$18,637

Basic earnings per share
Earnings from continuing operations	$0.41	$0.42
Discontinued operations	—	(0.01)
Basic earnings per share	$0.41	$0.41
Basic average shares outstanding	45,158	45,241

Diluted earnings per share
Earnings from continuing operations	$0.40	$0.42
Discontinued operations	—	(0.01)
Diluted earnings per share	$0.40	$0.41
Diluted average shares outstanding	45,317	45,368

Dividends paid per share	$0.225	$0.215

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity (Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2009	$35,934	$9,133	$53,938	$542,006	$(31,628)	$609,383
Net earnings	—	—	—	18,341	—	18,341
Other comprehensive income, net	—	—	—	—	567	567
Total comprehensive income						18,908
Share-based incentive plan transactions	208	—	505	—	—	713
Purchases of Company stock	—	(1)	(17)	—	—	(18)
Share-based compensation	—	—	4,112	—	—	4,112
Conversion of Class B to common stock	2	(2)	—	—	—	—
Dividends paid, 22.5 cents per share
Common stock	—	—	—	(8,155)	—	(8,155)
Class B stock	—	—	—	(2,054)	—	(2,054)
Tax benefit from incentive plans	—	—	(726)	—	—	(726)
Balance at September 30, 2009	$36,144	$9,130	$57,812	$550,138	$(31,061)	$622,163

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended September 30,	2009	2008
(In thousands)
Cash flows from operating activities
Net earnings	$18,341	$18,637
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	7,755	8,236
Amortization	2,348	2,622
Share-based compensation	4,112	3,127
Deferred income taxes	5,560	7,005
Amortization of broadcast rights	6,164	7,006
Payments for broadcast rights	(5,605)	(6,199)
Gain from dispositions of assets	(962)	(1,228)
Excess tax benefits from share-based payments	(67)	(853)
Changes in assets and liabilities	(8,603)	6,196
Net cash provided by operating activities	29,043	44,549
Cash flows from investing activities
Acquisitions of businesses	(5,124)	(726)
Additions to property, plant, and equipment	(8,101)	(9,608)
Proceeds from dispositions of assets	—	636
Net cash used in investing activities	(13,225)	(9,698)
Cash flows from financing activities
Proceeds from issuance of long-term debt	75,000	100,000
Repayments of long-term debt	(95,000)	(120,000)
Purchases of Company stock	(18)	(15,791)
Dividends paid	(10,209)	(9,747)
Proceeds from common stock issued	713	860
Excess tax benefits from share-based payments	67	853
Other	(22)	—
Net cash used in financing activities	(29,469)	(43,825)
Net decrease in cash and cash equivalents	(13,651)	(8,974)
Cash and cash equivalents at beginning of period	27,910	37,644
Cash and cash equivalents at end of period	$14,259	$28,670

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

The condensed consolidated financial statements as of September 30, 2009, and for the three months ended September 30, 2009 and 2008, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10‑K for the year ended June 30, 2009, filed with the United States Securities and Exchange Commission (SEC).

Management has evaluated subsequent events through October 29, 2009, the date of issuance of the condensed consolidated financial statements.

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media group and local media group. Prior to fiscal 2010, the national media group was called the publishing group and the local media group was called the broadcasting group. Other than changing the names of the segments, there have been no changes in the basis of segmentation since June 30, 2009. The national media group segment includes magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The local media group segment consists primarily of the operations of network-affiliated television stations, related interactive media operations, and video related operations.

In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (Codification) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to authoritative literature related to a particular topic. Because the Codification does not change or alter existing GAAP, its adoption did not have any impact on the Company's financial position or results of operations. Its adoption did affect the way the Company references GAAP in its condensed consolidated financial statements and accounting policies.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this revised business combinations guidance on July 1, 2009. This guidance did not have any impact on the Company's condensed consolidated financial statements upon adoption on July 1, 2009. The Company expects the guidance to have an impact on its accounting for future business combinations, but the effect will be dependent upon the acquisitions that are made in the future.

In April 2008, the FASB issued authoritative guidance on determination of the useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations or asset acquisitions. This guidance did not have any impact on the Company's condensed consolidated financial statements upon adoption on July 1, 2009. The Company expects it to have an impact on its accounting for future transactions, but the effect will be dependent upon the transactions that are made in the future.

In June 2008, the FASB issued authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under the guidance, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The Company adopted this authoritative guidance effective July 1, 2009. Its adoption did not have an impact on the condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The Company adopted this guidance in the first quarter of fiscal 2010. Its adoption expanded the Company's disclosure about fair value of our financial instruments in our condensed consolidated financial statements.

In September 2009, authoritative guidance on revenue arrangements with multiple deliverables was issued. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The Company is assessing the potential impact of this guidance on our financial position and results of operations.

2. Restructuring and Discontinued Operations

Details of changes in the Company's restructuring accrual since June 30, 2009, are as follows:

Three Months Ended September 30,	2009
(In thousands)
Balance at June 30, 2009	$9,894
Cash payments	(1,564)
Other	(68)
Balance at September 30, 2009	$8,262

In December 2008, the Company announced the closing of Country Home magazine, effective with the March 2009 issue. The results of the Country Home magazine have been segregated from continuing operations and reported as discontinued operations. Amounts applicable to discontinued operations that have been reclassified in the Condensed Consolidated Statements of Earnings are as follows:

Three Months Ended September 30,	2008
(In thousands except per share data)
Revenues	$6,368
Costs and expenses	(7,074)
Loss before income taxes	(706)
Income taxes	275
Loss from discontinued operations	$(431)
Loss per share from discontinued operations:
Basic	$(0.01)
Diluted	(0.01)

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 39 percent are under the last-in first-out (LIFO) method at September 30, 2009, and 41 percent at June 30, 2009.

(In thousands)	September 30, 2009	June 30, 2009
Raw materials	$17,850	$18,322
Work in process	17,554	15,554
Finished goods	1,727	2,604
	37,131	36,480
Reserve for LIFO cost valuation	(7,539)	(8,329)
Inventories	$29,592	$28,151

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2009			June 30, 2009
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media group
Noncompete agreements	$480	$(257)	$223	$480	$(224)	$256
Advertiser relationships	18,400	(11,172)	7,228	18,400	(10,515)	7,885
Customer lists	9,230	(2,582)	6,648	9,230	(2,252)	6,978
Other	3,544	(2,282)	1,262	3,544	(2,177)	1,367
Local media group
Network affiliation
agreements	218,559	(99,190)	119,369	218,559	(97,967)	120,592
Total	$250,213	$(115,483)	134,730	$250,213	$(113,135)	137,078
Intangible assets not
subject to amortization
National media group
Internet domain names			996			996
Trademarks			124,431			124,431
Local media group
FCC licenses			299,076			299,076
Total			424,503			424,503
Intangible assets, net			$559,233			$561,581

Amortization expense was $2.3 million for the three months ended September 30, 2009. Annual amortization expense for intangible assets is expected to be as follows: $9.4 million in fiscal 2010, $9.3 million in fiscal 2011, $9.0 million in fiscal 2012, $6.3 million in fiscal 2013, and $6.0 million in fiscal 2014.

For certain acquisitions consummated during the last three fiscal years, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of September 30, 2009, the Company estimates that aggregate contingent payments will range from approximately $39.7 million to $67.3 million; the most likely estimate being approximately $57.3 million. The maximum amount of contingent payments the sellers may receive over the next three years is $227.9 million. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingencies are resolved. No additional consideration was recognized in the three-month periods ended September 30, 2009 and 2008.

Changes in the carrying amount of goodwill were as follows:

Three Months Ended September 30,	2009			2008
(In thousands)	National Media Group	Local Media Group	Total	National Media Group	Local Media Group	Total

Balance at beginning of period	$462,379	$—	$462,379	$449,734	$82,598	$532,332
Adjustments	—	—	—	75	—	75
Balance at end of period	$462,379	$—	$462,379	$449,809	$82,598	$532,407

5. Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2009	June 30, 2009
Variable-rate credit facilities
Asset-backed commercial paper facility of $125 million, due 4/2/2011	$—	$80,000
Revolving credit facility of $150 million, due 10/7/2010	110,000	125,000

Private placement notes
4.70% senior notes, due 7/1/2010	75,000	75,000
4.70% senior notes, due 6/16/2011	50,000	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
6.70% senior notes, due 7/13/2013	50,000	—
7.19% senior notes, due 7/13/2014	25,000	—
Total long-term debt	360,000	380,000
Current portion of long-term debt	(75,000)	—
Long-term debt	$285,000	$380,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At September 30, 2009, $147.8 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at September 30, 2009, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date. On October 27, 2009, the asset-backed commercial paper facility was amended to reduce the capacity to $100 million.

Meredith generally does not engage in derivative or hedging activities, except to hedge interest rate risk on debt. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In fiscal 2007, we entered into interest rate swap agreements with counterparties that are major financial institutions. These agreements effectively fix the variable rate cash flow on $100 million of our revolving credit facility. We designated and accounted for the interest rate swaps as cash flow hedges. The effective portion of the change in the fair value of interest rate swaps is reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) is subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affects net earnings. The ineffective portion of a change in fair value of the interest rate swaps would be reported in interest expense.

Under the swaps the Company pays, on a quarterly basis, fixed rates of interest (average 4.69 percent) and receives variable rates of interest based on the three-month LIBOR rate (average of 0.28 percent at September 30, 2009) on $100 million notional amount of indebtedness. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently (the long-haul method). No material ineffectiveness existed at September 30, 2009. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. Management does not expect any counterparties to fail to meet their obligations.

6. Fair Value Measurement

We have estimated the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition.

The fair value hierarchy consists of three broad levels of inputs that may be used to measure fair value, which are described below:

•	Level 1	Quoted prices (unadjusted) in active markets for idential assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

As of September 30, 2009, Meredith had interest rate swap agreements that converted $100 million of its variable-rate debt to fixed-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of September 30, 2009, the fair value of these interest rate swap agreements was a liability of $1.1 million based on significant other observable inputs (London Interbank Offered Rate (LIBOR)) within the fair value hierarchy. Fair value of interest rate swaps is based on a discounted cash flow analysis, predicated on forward LIBOR prices, of the estimated amounts the Company would have paid to terminate the swaps.

The carrying amount and estimated fair value of broadcast rights payable were $32.6 million and $30.0 million, respectively, as of September 30, 2009. The fair value of broadcast rights payable was determined using the present value of future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $360.0 million and $358.8 million, respectively, as of September 30, 2009. The fair value of long-term debt was determined using the present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

7. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Pension		Postretirement
Three Months Ended September 30,	2009	2008	2009	2008
(In thousands)
Service cost	$2,100	$2,181	$106	$115
Interest cost	1,478	1,436	227	245
Expected return on plan assets	(1,785)	(2,331)	—	—
Prior service cost amortization	214	210	(184)	(184)
Actuarial loss amortization	1,622	155	—	—
Net periodic benefit costs	$3,629	$1,651	$149	$176

8. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings, changes in the fair value of interest rate swap agreements, and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended September 30, 2009 and 2008, was $18.9 million and $18.8 million, respectively.

9. Earnings per Share

The following table presents the calculations of earnings per share:

Three Months Ended September 30,	2009	2008
(In thousands except per share data)
Earnings from continuing operations	$18,341	$19,068
Basic average shares outstanding	45,158	45,241
Dilutive effect of stock options and equivalents	159	127
Diluted average shares outstanding	45,317	45,368
Earnings per share from continuing operations
Basic earnings per share	$0.41	$0.42
Diluted earnings per share	0.40	0.42

For the three months ended September 30, antidilutive options excluded from the above calculations totaled 5,557,000 options in 2009 (with a weighted average exercise price of $40.45) and 4,823,000 options in 2008 (with a weighted average exercise price of $42.95).

In the three months ended September 30, 2009, options were exercised to purchase 5,100 shares. No options were exercised in the three months ended September 30, 2008.

10. Segment Information

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media group and local media group. Prior to fiscal 2010, the national media group was named the publishing group and the local media group was named the broadcasting group. Other than changing the names of the segments, there have been no changes in the basis of segmentation since June 30, 2009. There are no material intersegment transactions.

There are two principal financial measures reported to the chief executive officer for use in assessing segment performance and allocating resources. Those measures are operating profit and earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA). Operating profit for segment reporting, disclosed below, is revenues less operating costs excluding unallocated corporate expenses. Segment operating expenses include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods, primarily number of employees. Unallocated corporate expenses are corporate overhead expenses not directly attributable to the operating groups. In accordance with authoritative guidance on disclosures about segments of an enterprise and related information, EBITDA is not presented below.

The following table presents financial information by segment:

Three Months Ended September 30,	2009	2008
(In thousands)
Revenues
National media group	$271,604	$293,667
Local media group	60,811	70,403
Total revenues	$332,415	$364,070

Operating profit
National media group	$38,593	$33,890
Local media group	2,400	10,696
Unallocated corporate	(9,411)	(6,435)
Income from operations	$31,582	$38,151

Depreciation and amortization
National media group	$3,507	$3,826
Local media group	6,122	6,069
Unallocated corporate	474	961
Total depreciation and amortization	$10,103	$10,856

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. The national media group, which was formerly the publishing group, consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The local media group, which was formerly the broadcasting group, consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the United States (U. S.) and compete against similar media and other types of media. The national media group accounted for 82 percent of the Company's $332.4 million in revenues in the first three months of fiscal 2010 while local media group revenues represented 18 percent.

NATIONAL MEDIA GROUP

Advertising revenues made up 50 percent of national media group's first quarter revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 26 percent of national media group's first quarter revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 24 percent of national media group's revenues came from a variety of activities that included the sale of integrated marketing products and services and books as well as brand licensing, and other related activities. National media group's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA GROUP

The local media group derives almost all of its revenues–90 percent in the first three months of fiscal 2010–from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media group's major expense categories are employee compensation and programming costs.

FIRST QUARTER FISCAL 2010 FINANCIAL OVERVIEW

  National media group revenues continued to be affected by the nationwide slowdown in the demand for advertising. As a result, national media group revenues decreased 8 percent. However, primarily as a result of the Company's ongoing initiative to reduce operating costs, national media group operating profit increased 14 percent.

  Local media group revenues were affected by both the nationwide slowdown in the demand for advertising and the cyclical decline in political advertising at the television stations. As a result, local media group revenues and operating profit decreased 14 percent and 78 percent, respectively.

  In July, Meredith invested in The Hyperfactory, an international mobile marketing company.

  Diluted earnings per share declined 2 percent to $0.40 from prior-year first quarter earnings of $0.41.

  We generated $29.0 million in operating cash flow.

DISCONTINUED OPERATIONS

In the third quarter of fiscal 2009, the Company discontinued the operations of Country Home magazine. The revenues and expenses, along with associated taxes, were reclassified from continuing operations into a single line item amount on the Condensed Consolidated Statements of Earnings titled loss from discontinued operations, net of taxes. Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.

USE OF NON-GAAP FINANCIAL MEASURES

These consolidated financial statements, including the related notes, are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Our analysis of local media group results includes references to earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our local media group. EBITDA is a common measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Local media group EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

We believe these non-GAAP measures used in Management's Discussion and Analysis of Financial Condition and Results of Operations contribute to an understanding of our financial performance and provide an additional analytic tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

RESULTS OF OPERATIONS

Three Months Ended September 30,	2009	2008	Change
(In thousands except per share data)
Total revenues	$332,415	$364,070	(9)%
Operating expenses	(300,833)	(325,919)	(8)%
Income from operations	$31,582	$38,151	(17)%
Earnings from continuing operations	$18,341	$19,068	(4)%
Diluted earnings per share from continuing operations	$0.40	$0.42	(5)%
Diluted earnings per share	0.40	0.41	(2)%

The following sections provide an analysis of the results of operations for the national media group and local media group and an analysis of the consolidated results of operations for the three months ended September 30, 2009, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10‑K for the year ended June 30, 2009.

NATIONAL MEDIA GROUP

National media group operating results were as follows:

Three Months Ended September 30,	2009	2008	Change
(In thousands)
Advertising revenue	$137,202	$144,307	(5)%
Circulation revenue	69,879	71,413	(2)%
Other revenue	64,523	77,947	(17)%
Total revenues	271,604	293,667	(8)%
Operating expenses	(233,011)	(259,777)	(10)%
Operating profit	$38,593	$33,890	14%
Operating profit margin	14.2%	11.5%

Revenues

Total magazine advertising pages and magazine advertising revenues were both down 5 percent in the quarter. While advertising revenues at the majority of our titles were down double-digits on a percentage basis, ad revenues at our women's service titles increased by 5 percent in the current quarter. Among our core advertising categories, food and beverage, non-prescription drugs, and household supplies showed strength while demand was weaker for the home, direct response, and prescription drug categories. Online advertising revenues in our interactive media operations declined 6 percent due to the slowdown in demand.

Magazine circulation revenues decreased 2 percent, reflecting a decline of 1 percent in subscription revenues and a decline of 5 percent in newsstand revenues. While circulation revenues were down, circulation contribution increased 14 percent. The decrease in subscription revenues was primarily due to a decrease in Fitness subscription revenues, which had one fewer issue as compared to the prior-year quarter. This decrease was partially offset by an increase in Better Homes & Gardens subscription revenues. The decrease in newsstand revenues was primarily the result of fewer special interest media titles published and soft retail sales partially offset by an increase in Family Circle newsstand revenues.

Other revenues within the national media group declined 17% in the first quarter of fiscal 2010 compared to the prior-year period as reductions in Meredith Integrated Marketing and book revenues were partially offset by higher revenues in brand licensing. Meredith Integrated Marketing was impacted by recession-related cutbacks in existing programs, primarily related to the automotive and retail sectors, as well as fewer new programs launched compared to the prior-year period. Book revenues declined due to the previously announced change in the business model. In the prior-year first-quarter, Meredith published books under the Better Homes and Gardens trademark and other licensed trademarks. Effective March 1, 2009, John Wiley & Sons, Inc. (Wiley) acquired the exclusive global rights to publish and distribute books based on Meredith's consumer-leading brands. Wiley pays Meredith royalties based on net sales subject to a guaranteed minimum. Brand licensing benefited primarily from the expansion of Meredith's relationship with Wal-Mart, including a tripling of Better Homes and Gardens-branded SKUs to 1,500 from the prior-year period.

Operating Expenses

National media group operating costs decreased 10 percent. Integrated marketing production expenses decreased due to the decline in integrated marketing revenues. Book manufacturing costs decreased due to the changes made in the book business model. Circulation expenses, employee compensation costs, LIFO reserve expense, performance-based incentive accruals, other delivery costs, and travel and entertainment expenses declined in the quarter. Magazine paper costs decreased as a 9 percent reduction in average paper prices more than offset an increase in paper consumption. These cost reductions were partially offset by higher pension expenses and increased processing and postage costs.

Operating Profit

National media group operating profit increased 14 percent. Increases in operating profit in our magazine and brand licensing operations more than offset lower operating profits in our integrated marketing and interactive media operations. Our book business showed an increase in operating profits due to the change in their business model. Magazine circulation contribution was up 14 percent in the current quarter.

LOCAL MEDIA GROUP

Local media group operating results were as follows:

Three Months Ended September 30,	2009	2008	Change
(In thousands)
Non-political advertising revenues	$53,671	$61,648	(13)%
Political advertising revenues	943	5,871	(84)%
Other revenues	6,197	2,884	115%
Total revenues	60,811	70,403	(14)%
Operating expenses	(58,411)	(59,707)	(2)%
Operating profit	$2,400	$10,696	(78)%
Operating profit margin	3.9%	15.2%

Revenues

Local media group total revenues declined 14 percent. Non-political advertising revenues decreased 13%. As compared to the prior year, local non-political advertising declined 14 percent while national non-political advertising decreased 11 percent. Automotive-related advertising accounted for approximately half of the decline during the first quarter of fiscal 2010. Net political advertising revenues totaled $0.9 million in the current year compared with $5.9 million in the prior-year quarter. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. Online advertising declined 19 percent as compared to the prior-year period. Other revenue, which is primarily retransmission fees, more than doubled. The increase is primarily due to new transmission agreements Meredith has with the major cable operators in our markets.

Operating Expenses

Local media group operating expenses decreased 2 percent in the first quarter of fiscal 2010 primarily due to a reduction to expenses from a gain on the Sprint Nextel Corporation equipment exchange. This gain represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged. In addition, we experienced lower employee compensation costs, film amortization, bad debt expense, advertising and promotion, and travel and entertainment expenses which were partially offset by higher pension costs, legal expenses, performance-based incentive accruals, and studio production expenses.

Meredith continued to implement its plan to reduce expenses and improve efficiency by centralizing certain functions – including master control, traffic, and research – across its television stations. The benefits from these activities are expected to be realized starting in the second half of fiscal 2010.

Operating Profit

Local media group operating profit declined 78 percent compared with the prior-year period. The decline primarily reflected weakened economic conditions and their effect on non-political advertising revenues and lower political revenues due to the cyclical nature of political advertising.

Supplemental Disclosure of Local Media Group EBITDA

Meredith's local media group EBITDA is defined as local media group operating profit plus depreciation and amortization expense. EBITDA is not a GAAP financial measure and should not be considered in isolation or as a substitute for GAAP financial measures. See the discussion of management's rationale for the use of EBITDA in the preceding Executive Overview section. Local media group EBITDA and EBITDA margin were as follows:

Three Months Ended September 30,	2009	2008
(In thousands)
Revenues	$60,811	$70,403
Operating profit	$2,400	$10,696
Depreciation and amortization	6,122	6,069
EBITDA	$8,522	$16,765
EBITDA margin	14.0%	23.8%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Three Months Ended September 30,	2009	2008	Change
(In thousands)
Unallocated corporate expenses	$9,411	$6,435	46%

Unallocated corporate expenses increased 46 percent as increases in performance-based incentive accruals, share-based compensation, pension expense, and Meredith Foundation charitable contributions more than offset decreases in legal expenses and employee compensation costs. The increase in share-based compensation is due to certain employees being retirement eligible and thus their share-based compensation expense is being fully expensed during the current quarter. In the prior year, this expense was spread over the fiscal year.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses were as follows:

Three Months Ended September 30,	2009	2008	Change
(In thousands)
Production, distribution, and editorial	$151,093	$170,111	(11)%
Selling, general, and administrative	139,637	144,952	(4)%
Depreciation and amortization	10,103	10,856	(7)%
Operating expenses	$300,833	$325,919	(8)%

First quarter production, distribution, and editorial costs decreased 11 percent. Declines in integrated marketing production expenses, book manufacturing costs, other delivery expenses, and LIFO reserve expense more than offset increases in national media group processing and postage and local media group studio production expenses.

First quarter selling, general, and administrative expenses decreased 4 percent primarily due to declines in employee compensation costs, advertising and promotion expense, circulation expense, bad debt expense, and travel and entertainment. Partially offsetting these declines were increases in pension costs, performance-based incentive accruals, and Meredith Foundation charitable contributions.

Depreciation and amortization expenses decreased 7 percent primarily due to lower computer equipment depreciation and less amortization related to customer list intangibles.

Income from Operations

Income from operations decreased 17 percent in the first quarter of fiscal 2010 primarily due to weakened economic conditions and their effect on advertising revenues, lower political revenues due to the cyclical nature of political advertising, and weaker operating profits in our integrated marketing businesses partially offset by reduced operating expenses.

Net Interest Expense

Net interest expense declined to $5.0 million in the fiscal 2010 first quarter compared with $5.3 million in the comparable prior-year quarter. Average long-term debt outstanding was approximately $368 million in the first quarter of fiscal 2010 and $470 million in the prior-year quarter. The Company's approximate weighted average interest rate was 5.6 percent in the first quarter of fiscal 2010 and 4.5 percent in the first quarter of fiscal 2009.

Income Taxes

Our effective tax rate was 30.9 percent in the first quarter of fiscal 2010 as compared to 41.9 percent in the prior-year first quarter. Fiscal 2010 first quarter results included a benefit of $3.0 million reflecting a favorable adjustment made to deferred income tax liabilities as a result of state and local legislation enacted during the quarter. While the effective rate is expected to fluctuate quarter to quarter, on a full year basis the Company estimates its fiscal 2010 annual effective tax rate will be approximately 40.4 percent, excluding the impact of the deferred income tax liability adjustment.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations

Earnings from continuing operations were $18.3 million ($0.40 per diluted share), a decrease of 4 percent from fiscal 2009 first quarter earnings from continuing operations of $19.1 million ($0.42 per diluted share). The decline primarily reflected weakened economic conditions and their effect on advertising revenues, lower political revenues due to the cyclical nature of political advertising, and weaker operating profits in our integrated marketing businesses partially offset by reduced operating expenses and an income tax benefit recorded in the first quarter of fiscal 2010.

Discontinued Operations

For fiscal 2009, the loss from discontinued operations represents the operating results, net of taxes, of Country Home magazine. The revenues and expenses of Country Home magazine, along with associated taxes, were removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statement of Earnings titled loss from discontinued operations, net of taxes as follows:

Three Months Ended September 30,	2008
(In thousands except per share data)
Revenues	$6,368
Costs and expenses	(7,074)
Loss before income taxes	(706)
Income taxes	275
Loss from discontinued operations	$(431)
Loss per share from discontinued operations:
Basic	$(0.01)
Diluted	(0.01)

Net Earnings and Earnings per Share

Net earnings were $18.3 million ($0.40 per diluted share) in the quarter ended September 30, 2009, down 2 percent from $18.6 million ($0.41 per diluted share) in the comparable prior-year quarter. The decline primarily reflected weakened economic conditions and their effect on advertising revenues and lower political revenues due to the cyclical nature of political advertising, partially offset by reduced operating expenses and an income tax benefit recorded in the first quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended September 30,	2009	2008	Change
(In thousands)
Net earnings	$18,341	$18,637	(2)%
Cash flows from operations	$29,043	$44,549	(35)%
Cash flows used in investing	(13,225)	(9,698)	36%
Cash flows used in financing	(29,469)	(43,825)	(33)%
Net decrease in cash and cash equivalents	$(13,651)	$(8,974)	52%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2009, we have up to $40 million remaining available under our revolving credit facility and up to $125 million available under our asset-backed commercial paper facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $13.7 million in the first three months of fiscal 2010; they decreased $9.0 million in the comparable period of fiscal 2009. In both periods, net cash provided by operating activities was used for capital investments, debt repayments, and dividends. In the prior year, cash was also used for common stock repurchases.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as integrated marketing, licensing, and book sales. Operating cash outflows include payments to vendors and employees and interest, pension, and income tax payments. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee compensation costs and benefits, and other services and supplies.

Cash provided by operating activities totaled $29.0 million in the first three months of fiscal 2010 compared with $44.5 million in the first three months of fiscal 2009. The decrease in cash provided by operating activities was due primarily to an increase in accounts receivable due to higher revenues in August and September of the current period.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $13.2 million in the first three months of fiscal 2010 from $9.7 million in the prior-year period. The increase primarily reflected more cash used for investments in businesses.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $29.5 million in the three months ended September 30, 2009, compared with $43.8 million for the three months ended September 30, 2008. The decrease in cash used for financing activities is primarily due to $15.8 million being used to purchase common stock in the first quarter of fiscal 2009 compared to only $18 thousand being used to purchase common stock in the current fiscal quarter.

Long-term Debt

At September 30, 2009, long-term debt outstanding totaled $360 million ($250 million in fixed-rate unsecured senior notes and $110 million outstanding under a revolving credit facility). Of the senior notes, $75 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 5.42 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender plus a fixed spread. As of September 30, 2009, the asset-backed commercial paper facility had a capacity of up to $125 million and renews annually (most recently renewed March 31, 2009) until April 2, 2011, the facility termination date. On October 27, 2009, the asset-backed commercial paper facility was amended to reduce the capacity to $100 million.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 4.69 percent at September 30, 2009, after taking into account the effect of outstanding interest rate swap agreements. Under the swaps, the Company will, on a quarterly basis, pay fixed rates of interest (average 4.69 percent) and receive variable rates of interest based on the three-month LIBOR rate (average of 0.28 percent at September 30, 2009) on $100 million notional amount of indebtedness. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. This facility expires on October 7, 2010.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at September 30, 2009.

Contractual Obligations

As of September 30, 2009, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10‑K for the year ended June 30, 2009.

Share Repurchase Program

As part of our ongoing share repurchase program, we spent $18 thousand in the first quarter of fiscal 2010 to repurchase approximately 1,100 shares of common stock at then current market prices. We spent $15.8 million to repurchase 581,000 shares in the first quarter of fiscal 2009. We expect to continue repurchasing shares from time to time subject to market conditions. As of September 30, 2009, approximately 1.5 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10‑Q for detailed information on share repurchases during the quarter ended September 30, 2009.

Dividends

Dividends paid in the first quarter of fiscal 2010 totaled $10.2 million, or 22.5 cents per share, compared with dividend payments of $9.7 million, or 21.5 cents per share, in the first quarter of fiscal 2009.

Capital Expenditures

Spending for property, plant, and equipment totaled $8.1 million in the first three months of fiscal 2010 compared with prior-year first quarter spending of $9.6 million. Current year spending primarily relates to the initiative to consolidate back-office television station functions such as traffic, master control, and research into centralized hubs in Atlanta and Phoenix. Prior year spending was primarily related to digital and high definition conversions being completed at all of the Company's broadcast stations. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10‑K for the year ended June 30, 2009. As of September 30, 2009, the Company's critical accounting policies had not changed from June 30, 2009.

ACCOUNTING AND REPORTING DEVELOPMENTS

In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (Codification) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to authoritative literature related to a particular topic. Because the Codification does not change or alter existing GAAP, its adoption did not have any impact on the Company's financial position or results of operations. Its adoption did affect the way the Company references GAAP in its condensed consolidated financial statements and accounting policies.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this revised business combinations guidance on July 1, 2009. This guidance did not have any impact on the Company's condensed consolidated financial statements upon adoption on July 1, 2009. The Company expects the guidance to have an impact on its accounting for future business combinations, but the effect will be dependent upon the acquisitions that are made in the future.

In April 2008, the FASB issued authoritative guidance on determination of the useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations or asset acquisitions. This guidance did not have any impact on the Company's condensed consolidated financial statements upon adoption on July 1, 2009. The Company expects it to have an impact on its accounting for future transactions, but the effect will be dependent upon the transactions that are made in the future.

In June 2008, the FASB issued authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under the guidance, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The Company adopted this authoritative guidance effective July 1, 2009. Its adoption did not have an impact on the condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The Company adopted this guidance in the first quarter of fiscal 2010. Its adoption expanded the Company's disclosure about fair value of our financial instruments in our condensed consolidated financial statements.

In September 2009, authoritative guidance on revenue arrangements with multiple deliverables was issued. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The Company is assessing the potential impact of this guidance on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10‑K for the year ended June 30, 2009, for a more complete discussion of these risks.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At September 30, 2009, Meredith had outstanding $250 million in fixed-rate long-term debt. In addition, Meredith has effectively converted $100 million of its variable-rate debt under the revolving credit facility to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $252.4 million from $248.8 million at September 30, 2009.

At September 30, 2009, $110 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.5 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. A 10 percent decrease in interest rates would result in a fair value of a loss of $1.1 million, no change as compared to the current fair value of a loss of $1.1 million at September 30, 2009. We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings.

Broadcast Rights Payable

There has been no material change in the market risk associated with broadcast rights payable since June 30, 2009.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10‑K for the year ended June 30, 2009.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10‑Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing, and/or television viewing patterns; increases in paper, postage, printing, or syndicated programming costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; unexpected changes in interest rates; and the consequences of acquisitions and/or dispositions. Meredith's Annual Report on Form 10‑K for the year ended June 30, 2009, includes a more complete description of the risk factors that may affect our results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common and Class B stock during the quarter ended September 30, 2009.

Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
July 1 to July 31, 2009	926	$14.83	926	1,495,018
August 1 to August 31, 2009	—	—	—	1,495,018
September 1 to September 30, 2009	150	30.83	150	1,494,868
Total	1,076	17.06	1,076	1,494,868

[1]	Column (a), Total number of shares purchased in July 2009 includes the purchase of 926 shares of Class B common stock.

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

Item 6.	Exhibits

10.1	Amendment No. 11 to Receivables Purchase Agreement dated as of October 27, 2009, among Meredith Funding Corporation, as Seller; Meredith Corporation, as Servicer; JPMorgan Chase Bank, N.A., as Financial Institution and Agent; and Falcon Asset Securitization Company LLC, as Purchaser.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph H. Ceryanec

Joseph H. Ceryanec
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: October 29, 2009

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.1	Amendment No. 11 to Receivables Purchase Agreement dated as of October 27, 2009, among Meredith Funding Corporation, as Seller; Meredith Corporation, as Servicer; JPMorgan Chase Bank, N.A., as Financial Institution and Agent; and Falcon Asset Securitization Company LLC, as Purchaser.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E‑1