Form 10-Q
period 2009-12-31
MEREDITH CORP
filed 2010-01-21
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at December 31, 2009
Common shares	36,198,560
Class B shares	9,124,601
Total common and Class B shares	45,323,161

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	December 31, 2009	June 30, 2009
(In thousands)
Current assets
Cash and cash equivalents	$23,882	$27,910
Accounts receivable, net	216,234	192,367
Inventories	25,028	28,151
Current portion of subscription acquisition costs	59,268	60,017
Current portion of broadcast rights	13,820	8,297
Other current assets	18,653	23,398
Total current assets	356,885	340,140
Property, plant, and equipment	452,037	444,904
Less accumulated depreciation	(259,378)	(253,597)
Net property, plant, and equipment	192,659	191,307
Subscription acquisition costs	57,732	63,444
Broadcast rights	4,476	4,545
Other assets	53,515	45,907
Intangible assets, net	556,892	561,581
Goodwill	487,416	462,379
Total assets	$1,709,575	$1,669,303

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$175,000	$—
Current portion of long-term broadcast rights payable	15,940	10,560
Accounts payable	101,154	86,381
Accrued expenses and other liabilities	102,338	81,544
Current portion of unearned subscription revenues	170,261	170,731
Total current liabilities	564,693	349,216
Long-term debt	175,000	380,000
Long-term broadcast rights payable	11,762	11,851
Unearned subscription revenues	140,548	148,393
Deferred income taxes	76,547	64,322
Other noncurrent liabilities	106,265	106,138
Total liabilities	1,074,815	1,059,920
Shareholders' equity
Series preferred stock	—	—
Common stock	36,199	35,934
Class B stock	9,125	9,133
Additional paid-in capital	60,937	53,938
Retained earnings	558,874	542,006
Accumulated other comprehensive loss	(30,375)	(31,628)
Total shareholders' equity	634,760	609,383
Total liabilities and shareholders' equity	$1,709,575	$1,669,303

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months		Six Months
Periods Ended December 31,	2009	2008	2009	2008
(In thousands except per share data)
Revenues
Advertising	$187,868	$201,800	$379,684	$413,626
Circulation	67,209	66,804	137,088	138,217
All other	81,778	92,680	152,498	173,511
Total revenues	336,855	361,284	669,270	725,354
Operating expenses
Production, distribution, and editorial	142,911	162,310	294,004	332,421
Selling, general, and administrative	146,617	152,248	286,254	297,200
Depreciation and amortization	10,117	10,776	20,220	21,632
Total operating expenses	299,645	325,334	600,478	651,253
Income from operations	37,210	35,950	68,792	74,101
Interest income	9	107	19	227
Interest expense	(5,744)	(5,353)	(10,785)	(10,787)
Earnings from continuing operations before income taxes	31,475	30,704	58,026	63,541
Income taxes	12,521	13,301	20,731	27,070
Earnings from continuing operations	18,954	17,403	37,295	36,471
Loss from discontinued operations, net of taxes	—	(4,860)	—	(5,291)
Net earnings	$18,954	$12,543	$37,295	$31,180

Basic earnings per share
Earnings from continuing operations	$0.42	$0.39	$0.82	$0.81
Discontinued operations	—	(0.11)	—	(0.12)
Basic earnings per share	$0.42	$0.28	$0.82	$0.69
Basic average shares outstanding	45,288	44,951	45,223	45,096

Diluted earnings per share
Earnings from continuing operations	$0.42	$0.39	$0.82	$0.81
Discontinued operations	—	(0.11)	—	(0.12)
Diluted earnings per share	$0.42	$0.28	$0.82	$0.69
Diluted average shares outstanding	45,547	45,072	45,432	45,219

Dividends paid per share	$0.225	$0.215	$0.450	$0.430

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2009	$35,934	$9,133	$53,938	$542,006	$(31,628)	$609,383
Net earnings	—	—	—	37,295	—	37,295
Other comprehensive income, net	—	—	—	—	1,253	1,253
Total comprehensive income						38,548
Share-based incentive plan transactions	264	—	1,454	—	—	1,718
Purchases of Company stock	(6)	(1)	(188)	—	—	(195)
Share-based compensation	—	—	6,536	—	—	6,536
Conversion of Class B to common stock	7	(7)	—	—	—	—
Dividends paid, 45 cents per share
Common stock	—	—	—	(16,320)	—	(16,320)
Class B stock	—	—	—	(4,107)	—	(4,107)
Tax benefit from incentive plans	—	—	(803)	—	—	(803)
Balance at December 31, 2009	$36,199	$9,125	$60,937	$558,874	$(30,375)	$634,760

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended December 31,	2009	2008
(In thousands)
Cash flows from operating activities
Net earnings	$37,295	$31,180
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	15,531	16,782
Amortization	4,689	4,854
Share-based compensation	6,536	6,079
Deferred income taxes	12,158	15,853
Amortization of broadcast rights	10,934	13,035
Payments for broadcast rights	(11,096)	(12,751)
Gain from dispositions of assets	(2,213)	(1,758)
Provision for write-down of impaired assets	3,249	5,602
Excess tax benefits from share-based payments	(131)	(966)
Changes in assets and liabilities	(920)	5,118
Net cash provided by operating activities	76,032	83,028
Cash flows from investing activities
Acquisitions of businesses	(16,304)	(5,195)
Additions to property, plant, and equipment	(14,938)	(15,185)
Proceeds from dispositions of assets	—	636
Net cash used in investing activities	(31,242)	(19,744)
Cash flows from financing activities
Proceeds from issuance of long-term debt	85,000	120,000
Repayments of long-term debt	(115,000)	(150,000)
Purchases of Company stock	(195)	(21,562)
Dividends paid	(20,427)	(19,430)
Proceeds from common stock issued	1,718	2,457
Excess tax benefits from share-based payments	131	966
Other	(45)	—
Net cash used in financing activities	(48,818)	(67,569)
Net decrease in cash and cash equivalents	(4,028)	(4,285)
Cash and cash equivalents at beginning of period	27,910	37,644
Cash and cash equivalents at end of period	$23,882	$33,359

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

The condensed consolidated financial statements as of December 31, 2009, and for the three and six months ended December 31, 2009 and 2008, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2009, filed with the United States Securities and Exchange Commission (SEC).

Management has evaluated subsequent events through January 21, 2010, the date of issuance of the condensed consolidated financial statements.

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

In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (Codification) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to authoritative literature related to a particular topic. Because the Codification does not change or alter existing GAAP, its adoption did not have any impact on the Company's financial position or results of operations. Its adoption did affect the way the Company references GAAP in its consolidated financial statements and accounting policies.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this revised business combinations guidance on July 1, 2009. This guidance did not have any impact on the Company's consolidated financial statements upon adoption on July 1, 2009. The Company expects the guidance to have an impact on its accounting for future business combinations, but the effect will be dependent upon the acquisitions that are made in the future.

In April 2008, the FASB issued authoritative guidance on determination of the useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations or asset acquisitions. This guidance did not have any impact on the Company's consolidated financial statements upon adoption on July 1, 2009. The Company expects it to have an impact on its accounting for future transactions, but the effect will be dependent upon the transactions that are made in the future.

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

In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The Company adopted this guidance in the first quarter of fiscal 2010. Its adoption expanded the Company's disclosure about fair value of our financial instruments in our interim consolidated financial statements.

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

2. Restructuring and Discontinued Operations

In December 2009, in response to the recessionary economy and the related decreases in consumer and advertising spending, management committed to a performance improvement plan to reposition our Special Interest Media (SIM) operations, a collection of primarily newsstand publications focused on home improvement and do-it-yourself projects in niche content areas such as remodeling and decorating, food and entertaining, gardening and outdoor living, and crafting. In connection with this plan, the Company recorded a pre-tax restructuring charge of $5.5 million, including severance costs of $2.2 million and the write-off of deferred subscription acquisition costs of $1.8 million, which are recorded in the selling, general, and administrative line in the Condensed Consolidated Statements of Earnings, and the write-off of manuscript and art inventory of $1.5 million, which is recorded in the production, distribution, and editorial line in the Condensed Consolidated Statements of Earnings. Severance costs relate to the involuntary termination of employees. The plan affected approximately 45 employees. The majority of severance costs will be paid out over the next 12 months.

Details of changes in the Company's restructuring accrual since June 30, 2009, are as follows:

Six Months Ended December 31,	2009
(In thousands)
Balance at June 30, 2009	$9,894
Severance accrual	2,221
Cash payments	(3,066)
Other	(68)
Balance at December 31, 2009	$8,981

In December 2008, the Company announced the closing of Country Home magazine, effective with the March 2009 issue. The results of the Country Home magazine have been segregated from continuing operations and reported as discontinued operations. Amounts applicable to discontinued operations that have been reclassified in the Condensed Consolidated Statements of Earnings are as follows:

Periods Ended December 31, 2008	Three Months	Six Months
(In thousands except per share data)
Revenues	$4,956	$11,324
Costs and expenses	(6,162)	(13,236)
Special items	(6,761)	(6,761)
Loss before income taxes	(7,967)	(8,673)
Income taxes	3,107	3,382
Loss from discontinued operations	$(4,860)	$(5,291)
Loss per share from discontinued operations
Basic	$(0.11)	$(0.12)
Diluted	(0.11)	(0.12)

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 46  percent are under the last-in first-out (LIFO) method at December 31, 2009, and 41 percent at June 30, 2009.

(In thousands)	December 31, 2009	June 30, 2009
Raw materials	$13,339	$18,322
Work in process	16,606	15,554
Finished goods	2,235	2,604
	32,180	36,480
Reserve for LIFO cost valuation	(7,152)	(8,329)
Inventories	$25,028	$28,151

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2009			June 30, 2009
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media group
Noncompete agreements	$480	$(284)	$196	$480	$(224)	$256
Advertiser relationships	18,400	(11,829)	6,571	18,400	(10,515)	7,885
Customer lists	9,230	(2,911)	6,319	9,230	(2,252)	6,978
Other	3,544	(2,387)	1,157	3,544	(2,177)	1,367
Local media group
Network affiliation agreements	218,559	(100,413)	118,146	218,559	(97,967)	120,592
Total	$250,213	$(117,824)	132,389	$250,213	$(113,135)	137,078
Intangible assets not
subject to amortization
National media group
Internet domain names			996			996
Trademarks			124,431			124,431
Local media group
FCC licenses			299,076			299,076
Total			424,503			424,503
Intangible assets, net			$556,892			$561,581

Amortization expense was $4.7 million for the six months ended December 31, 2009. Annual amortization expense for intangible assets is expected to be as follows: $9.4 million in fiscal 2010, $9.3 million in fiscal 2011, $9.0 million in fiscal 2012, $6.3 million in fiscal 2013, and $6.0 million in fiscal 2014.

For certain acquisitions consummated during the last three fiscal years, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of December 31, 2009, the Company estimates that future aggregate contingent payments will range from approximately $15.9 million to $36.4 million; the most likely estimate being approximately $25.7 million. The maximum amount of contingent payments the sellers may receive over the next three years is $139.6 million. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingencies are resolved. For the six months ended December 31, 2009, the Company recognized additional consideration of $25.0 million, which increased goodwill. No additional consideration was recognized in the six-month period ended December 31, 2008.

Changes in the carrying amount of goodwill were as follows:

Six Months Ended December 31,	2009			2008
(In thousands)	National Media Group	Local Media Group	Total	National Media Group	Local Media Group	Total
Balance at beginning of period	$462,379	$—	$462,379	$449,734	$82,598	$532,332
Acquisitions	25,037	—	25,037	16	—	16
Adjustments	—	—	—	(1,092)	—	(1,092)
Balance at end of period	$487,416	$—	$487,416	$448,658	$82,598	$531,256

5. Long-term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2009	June 30, 2009
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million, due 4/2/2011	$—	$80,000
Revolving credit facility of $150 million, due 10/7/2010	100,000	125,000

Private placement notes
4.70% senior notes, due 7/1/2010	75,000	75,000
4.70% senior notes, due 6/16/2011	50,000	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
6.70% senior notes, due 7/13/2013	50,000	—
7.19% senior notes, due 7/13/2014	25,000	—
Total long-term debt	350,000	380,000
Current portion of long-term debt	(175,000)	—
Long-term debt	$175,000	$380,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At December 31, 2009, $170.1 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at December 31, 2009, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility renews annually until April 2, 2011, the facility termination date.

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

The carrying amount and estimated fair value of broadcast rights payable were $27.7 million and $26.2 million, respectively, as of December 31, 2009. The fair value of broadcast rights payable was determined using the present value of future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $350.0 million and $353.8 million, respectively, as of December 31, 2009. The fair value of long-term debt was determined using the present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

7. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Six Months
Periods Ended December 31,	2009	2008	2009	2008
(In thousands)
Pension benefits
Service cost	$2,100	$2,181	$4,200	$4,362
Interest cost	1,478	1,436	2,956	2,872
Expected return on plan assets	(1,785)	(2,331)	(3,570)	(4,662)
Prior service cost amortization	213	210	427	420
Actuarial loss amortization	1,622	155	3,244	310
Net periodic benefit expense	$3,628	$1,651	$7,257	$3,302

Postretirement benefits
Service cost	$105	$115	$211	$230
Interest cost	227	245	454	490
Prior service cost amortization	(184)	(184)	(368)	(368)
Actuarial loss amortization	—	—	—	—
Net periodic postretirement expense	$148	$176	$297	$352

8. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings, changes in the fair value of interest rate swap agreements, and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended December 31, 2009 and 2008, was $19.6 million and $11.5 million, respectively. Total comprehensive income for the six months ended December 31, 2009 and 2008, was $38.5 million and $30.3 million, respectively.

9. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Six Months
Periods Ended December 31,	2009	2008	2009	2008
(In thousands except per share data)
Earnings from continuing operations	$18,954	$17,403	$37,295	$36,471
Basic average shares outstanding	45,288	44,951	45,223	45,096
Dilutive effect of stock options and equivalents	259	121	209	123
Diluted average shares outstanding	45,547	45,072	45,432	45,219
Earnings per share from continuing operations
Basic earnings per share	$0.42	$0.39	$0.82	$0.81
Diluted earnings per share	0.42	0.39	0.82	0.81

For the three months ended December 31, antidilutive options excluded from the above calculations totaled 5,203,000 options in 2009 (with a weighted average exercise price of $41.04) and 5,217,350 options in 2008 (with a weighted average exercise price of $41.41). For the six months ended December 31, antidilutive options excluded from the above calculations totaled 5,502,000 options in 2009 (with a weighted average exercise price of $40.50) and 4,986,200 options in 2008 (with a weighted average exercise price of $42.31).

In the six months ended December 31, 2009, options were exercised to purchase 6,100 shares. No options were exercised in the six months ended December 31, 2008.

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods Ended December 31,	2009	2008	2009	2008
(In thousands)
Revenues
National media group	$261,175	$276,908	$532,779	$570,575
Local media group	75,680	84,376	136,491	154,779
Total revenues	$336,855	$361,284	$669,270	$725,354

Operating profit
National media group	$31,774	$23,208	$70,367	$57,098
Local media group	17,063	22,329	19,463	33,025
Unallocated corporate	(11,627)	(9,587)	(21,038)	(16,022)
Income from operations	$37,210	$35,950	$68,792	$74,101

Depreciation and amortization
National media group	$3,642	$4,228	$7,149	$8,054
Local media group	5,960	6,448	12,082	12,517
Unallocated corporate	515	100	989	1,061
Total depreciation and amortization	$10,117	$10,776	$20,220	$21,632

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. The national media group, which was formerly the publishing group, consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The local media group, which was formerly the broadcasting group, consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the United States (U. S.) and compete against similar media and other types of media. The national media group accounted for 80 percent of the Company's $669.3 million in revenues in the first six months of fiscal 2010 while local media group revenues represented 20 percent.

NATIONAL MEDIA GROUP

Advertising revenues made up 48 percent of national media group's first six months' revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 26 percent of national media group's first six months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 26 percent of national media group's revenues came from a variety of activities that included the sale of integrated marketing products and services and books as well as brand licensing, and other related activities. National media group's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA GROUP

The local media group derives almost all of its revenues–92 percent in the first six months of fiscal 2010–from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media group's major expense categories are employee compensation and programming costs.

FIRST SIX MONTHS FISCAL 2010 FINANCIAL OVERVIEW

In December 2009, management committed to a performance improvement plan that includes the repositioning of our Special Interest Media (SIM) operations, a collection of primarily newsstand publications focused on home improvement and do-it-yourself projects in niche content areas such as remodeling and decorating, food and entertaining, gardening and outdoor living, and crafting. In connection with this plan, the national media group recorded a pre-tax restructuring charge in the second quarter of fiscal 2010 of $5.5 million including severance and benefit costs of $2.2 million and the write-off of various assets of our SIM operations of $3.3 million.

National media group revenues decreased 7 percent from the prior-year period. Reductions in revenues at Meredith Books, which was expected due to the previously announced licensing agreement with John Wiley & Sons, Inc. (Wiley), and at Meredith Integrated Marketing due to cutbacks in existing programs primarily in the automotive and retail sectors were partially offset by higher brand licensing revenues. National media group advertising revenues also continued to be affected by the nationwide slowdown in the demand for advertising. However, primarily as a result of the Company's ongoing initiative to reduce operating costs, national media group operating profit increased 23 percent.

Local media group revenues were primarily affected by the cyclical decline in political advertising at the television stations and to a lesser extent lower demand in advertising in the first part of the period. As a result, local media group revenues and operating profit decreased 12 percent and 41 percent, respectively.

Diluted earnings per share increased 19 percent to $0.82 from prior-year first six months earnings of $0.69.

We generated $76.0 million in operating cash flow.

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

RESULTS OF OPERATIONS

Three Months Ended December 31,	2009	2008	Change
(In thousands except per share data)
Total revenues	$336,855	$361,284	(7)%
Operating expenses	(299,645)	(325,334)	(8)%
Income from operations	$37,210	$35,950	4%
Earnings from continuing operations	$18,954	$17,403	9%
Net earnings	18,954	12,543	51%
Diluted earnings per share from continuing operations	0.42	0.39	8%
Diluted earnings per share	0.42	0.28	50%

Six Months Ended December 31,	2009	2008	Change
(In thousands except per share data)
Total revenues	$669,270	$725,354	(8)%
Operating expenses	(600,478)	(651,253)	(8)%
Income from operations	$68,792	$74,101	(7)%
Earnings from continuing operations	$37,295	$36,471	2%
Net earnings	37,295	31,180	20%
Diluted earnings per share from continuing operations	0.82	0.81	1%
Diluted earnings per share	0.82	0.69	19%

The following sections provide an analysis of the results of operations for the national media group and local media group and an analysis of the consolidated results of operations for the three and six months ended December 31, 2009, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

NATIONAL MEDIA GROUP

National media group operating results were as follows:

Three Months Ended December 31,	2009	2008	Change
(In thousands)
Advertising revenue	$117,431	$120,078	(2)%
Circulation revenue	67,209	66,804	1%
Other revenue	76,535	90,026	(15)%
Total revenues	261,175	276,908	(6)%
Operating expenses	(229,401)	(253,700)	(10)%
Operating profit	$31,774	$23,208	37%
Operating profit margin	12.2%	8.4%

Six Months Ended December 31,	2009	2008	Change
(In thousands)
Advertising revenue	$254,633	$264,385	(4)%
Circulation revenue	137,088	138,217	(1)%
Other revenue	141,058	167,973	(16)%
Total revenues	532,779	570,575	(7)%
Operating expenses	(462,412)	(513,477)	(10)%
Operating profit	$70,367	$57,098	23%
Operating profit margin	13.2%	10.0%

Revenues
Magazine advertising revenues decreased 3 percent in the second quarter and 4 percent in the first six months of fiscal 2010. Total advertising pages declined 6 percent in the second quarter and in the first six months of fiscal 2010. Advertising revenues and pages were down in our parenthood, shelter, men's, and Hispanic titles for the second quarter and first six months. On the strength of Better Homes and Gardens, our women's service field titles increased advertising revenues and pages in both the second quarter and first six months of the fiscal year. More also grew ad revenues and pages in both periods. While Fitness increased ad revenues and pages in the second quarter, they were down for the six-month period due to there being one less issue during this period. Among our core advertising categories, non-prescription drugs, toiletries and cosmetics, and food and beverage showed strength while demand was weaker for the prescription drug, home, and media and entertainment categories. Online advertising revenues in our interactive media operations increased 14 percent in the second quarter and 4 percent in the first six months of fiscal 2010 as compared to the prior year periods due to strong demand.

Magazine circulation revenues increased 1 percent in the second quarter and decreased 1 percent in the first six months of fiscal 2010. Subscription revenues increased in the low single-digits in both periods while newsstand revenues decreased in the mid single-digits in both periods. The increase in subscription revenues was primarily due to an increase in Better Homes & Gardens subscription revenues. For the six months, this increase was partially offset by a decrease in Fitness subscription revenues, which had one fewer issue as compared to the prior-year period. The decrease in newsstand revenues was primarily the result of fewer special interest media titles published and soft retail sales.

Other revenues within the national media group declined 15 percent in the second quarter and 16 percent in the first six months of fiscal 2010 as reductions in Meredith Integrated Marketing and book revenues were partially offset by higher revenues in brand licensing. Meredith Integrated Marketing was impacted by cutbacks in existing programs, primarily related to the automotive and retail sectors, as well as fewer new programs launched compared to the prior-year periods. Book revenues declined due to the previously announced change in the business model. In the prior-year first six monthster, Meredith published books under the Better Homes and Gardens trademark and other licensed trademarks. Effective March 1, 2009, Wiley acquired the exclusive global rights to publish and distribute books based on Meredith's consumer-leading brands. Wiley pays Meredith royalties based on net sales subject to a guaranteed minimum. Brand licensing benefited primarily from the expansion of Meredith's relationship with Wal-Mart, including a tripling of Better Homes and Gardens-branded SKUs to 1,500 from the prior-year periods.

Operating Expenses
National media group operating costs decreased 10 percent in both the second quarter and first six months of fiscal 2010. Integrated marketing production expenses decreased due to the decline in integrated marketing revenues. Book manufacturing costs decreased due to the changes made in the book business model. Circulation expenses, employee compensation costs, LIFO reserve expense, other delivery costs, and advertising and promotion expenses declined in the second quarter and the first six months of fiscal 2010. Paper costs decreased primarily due to a reduction in average paper prices of approximately 16 percent in the second quarter and 12 percent for the first six months. These cost reductions were partially offset by increased processing costs, pension expenses and performance-based incentive accruals. In addition, in the second quarter of fiscal 2010, the write-off of subscription acquisition costs of $1.8 million and of manuscript and art inventory of $1.5 million, and severance and related benefit costs of $2.2 million related to the repositioning of our SIM operations, were recorded by the national media group segment. In the second quarter of fiscal 2009, severance and related benefit costs of $6.0 million recorded on the national media group segment related to the companywide reduction in workforce.

Operating Profit
National media group operating profit grew 37 percent in the quarter and 23 percent in the six-month period compared with the respective prior-year periods. Increases in operating profit in our magazine and brand licensing operations more than offset lower operating profits in our book, interactive media, and integrated marketing operations. Contributing to the increase in operating profit in our magazine operations is circulation contribution, which increased in the second quarter of fiscal 2010 and in the six-month period.

LOCAL MEDIA GROUP

Local media group operating results were as follows:

Three Months Ended December 31,	2009	2008	Change
(In thousands)
Non-political advertising revenues	$67,549	$64,717	4%
Political advertising revenues	2,888	17,005	(83)%
Other revenues	5,243	2,654	98%
Total revenues	75,680	84,376	(10)%
Operating expenses	(58,617)	(62,047)	(6)%
Operating profit	$17,063	$22,329	(24)%
Operating profit margin	22.5%	26.5%

Six Months Ended December 31,	2009	2008	Change
(In thousands)
Non-political advertising revenues	$121,220	$126,365	(4)%
Political advertising revenues	3,831	22,876	(83)%
Other revenues	11,440	5,538	107%
Total revenues	136,491	154,779	(12)%
Operating expenses	(117,028)	(121,754)	(4)%
Operating profit	$19,463	$33,025	(41)%
Operating profit margin	14.3%	21.3%

Revenues
Local media group total revenues declined 10 percent in the second quarter and 12 percent in the first six months of fiscal 2010 compared with the respective prior-year periods. While non-political advertising revenues declined 4 percent for the first six months of fiscal 2010, they increased 4 percent in the second quarter. Local non-political advertising revenues were flat in the second quarter and decreased 7 percent for the first six months of fiscal 2010. National non-political advertising increased 11 percent as compared to the prior-year quarter and were flat compared to the prior-year first six months.  Net political advertising revenues totaled $2.9 million in the second quarter and $3.8 million in the first six months of the current fiscal year compared with $17.0 million in the prior-year second quarter and $22.9 million in the prior-year six-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. Online advertising increased 12 percent as compared to the prior-year second quarter and declined 4 percent as compared to the prior year six months. Other revenue, which is primarily retransmission fees, approximately doubled in both the current quarter and in the six-month period. The increase is primarily due to new transmission agreements we have with the cable and satellite operators in our markets.

Operating Expenses
Local media group operating expenses decreased 6 percent in the second quarter of fiscal 2010 and 4 percent in the first half of fiscal 2010. For both periods, these decreases primarily reflected lower film amortization, bad debt expense, advertising and promotion costs, and depreciation expense. In addition, in the second quarter of fiscal 2009, severance and related benefit costs of $2.0 million were recorded on the local media group segment related to the companywide reduction in workforce. The decreases in fiscal 2010 were partially offset by higher performance-based incentive accruals, pension costs, legal expenses, and studio production expenses. For both the second quarter and the six-month period, a credit to expenses for a gain on the Sprint Nextel Corporation equipment exchange contributed to the reduction in operating expenses. This gain represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged.

Meredith continued to implement its plan to reduce expenses and improve efficiency by centralizing certain functions – including master control, traffic, and research – across its television stations. The benefits from these activities are expected to be realized starting in the second half of fiscal 2010.

Operating Profit
Local media group operating profit declined 24 percent in the second quarter and 41 percent in the first half of fiscal 2010 as compared to the same periods in fiscal 2009. The declines primarily reflected lower revenues due to the cyclical nature of political advertising.

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

Three Months Ended December 31,	2009	2008
(In thousands)
Revenues	$75,680	$84,376
Operating profit	$17,063	$22,329
Depreciation and amortization	5,960	6,448
EBITDA	$23,023	$28,777
EBITDA margin	30.4%	34.1%

Six Months Ended December 31,	2009	2008
(In thousands)
Revenues	$136,491	$154,779
Operating profit	$19,463	$33,025
Depreciation and amortization	12,082	12,517
EBITDA	$31,545	$45,542
EBITDA margin	23.1%	29.4%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

	2009	2008	Change
(In thousands)
Three months ended December 31,	$11,627	$9,587	21%
Six months ended December 31,	21,038	16,022	31%

Unallocated corporate expenses increased 21 percent in the second quarter and 31 percent in the first six months of fiscal 2010 compared with the respective prior-year periods. Increases in performance-based incentive accruals, pension and other retirement plan costs, and consulting fees more than offset decreases in Meredith Foundation charitable contributions and legal services expenses. For the second quarter, a decrease in share-based compensation also partially offset the increases. In addition, in the second quarter of fiscal 2009, severance and related benefit costs of $1.0 million were recorded in unallocated corporate expenses related to the companywide reduction in workforce.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended December 31,	2009	2008	Change
(In thousands)
Production, distribution, and editorial	$142,911	$162,310	(12)%
Selling, general, and administrative	146,617	152,248	(4)%
Depreciation and amortization	10,117	10,776	(6)%
Operating expenses	$299,645	$325,334	(8)%

Six Months Ended December 31,	2009	2008	Change
(In thousands)
Production, distribution, and editorial	$294,004	$332,421	(12)%
Selling, general, and administrative	286,254	297,200	(4)%
Depreciation and amortization	20,220	21,632	(7)%
Operating expenses	$600,478	$651,253	(8)%

Fiscal 2010 production, distribution, and editorial costs decreased 12 percent as compared to the prior-year second quarter and the prior-year first six months. Declines in integrated marketing production expenses, book manufacturing costs, national media editorial expenses, national media other delivery expenses, LIFO reserve expense, paper expense and local media film amortization more than offset increases in national media group processing and local media group studio production expenses. In the second quarter of fiscal 2010, a write-off of manuscript and art inventory of $1.5 million was recorded in production, distribution, and editorial costs related to the repositioning of our SIM operations.

Second quarter selling, general, and administrative expenses decreased 4 percent in the second quarter and the six-month period. In the second quarter of fiscal 2009, severance and related benefit costs of $9.0 million related to the companywide reduction in workforce were recorded in selling, general, and administrative expenses. This compares to $2.2 million of severance and related benefit costs and the write-off of deferred subscription acquisition costs of $1.8 million related to the repositioning of our SIM operations being recorded in selling, general, and administrative expenses in the second quarter of fiscal 2010. With regard to on-going operating expenses, declines in circulation expenses, bad debt expenses, Meredith Foundation charitable contributions, advertising and promotion expenses, and research expenses were partially offset by increases in pension and other retirement plan costs, performance-based incentive accruals, and consulting fees.

Depreciation and amortization expenses decreased 6 percent in the second quarter and 7 percent in the six-month period primarily due to lower machinery and computer equipment depreciation.

Income from Operations
Income from operations increased 4 percent in the second quarter; it decreased 7 percent in the first six months of fiscal 2010. While affecting the six-month period, the weakened economic conditions and their effect on advertising revenues abated during the second quarter. In addition, our efficiency initiatives continued to contribute to a reduction in operating expenses. For both periods, lower political advertising revenues due to the cyclical nature of political advertising, and lower operating profits in our book, interactive media, and integrated marketing businesses reduced income from operations.

Net Interest Expense
Net interest expense increased to $5.7 million in the fiscal 2010 second quarter compared with $5.2 million in the comparable prior-year quarter. For the six months ended December 31, 2009, net interest expense was $10.8 million  versus $10.6 million in the comparable prior-year period. Average long-term debt outstanding was $353 million in the second quarter of fiscal 2010 and $360 million for the six-month period compared with $460 million in the prior year second quarter and $465 million in the prior year six-month period. The Company's approximate weighted average interest rate was 5.7 percent in the first six months of fiscal 2010 and 4.6 percent in the first six months of fiscal 2009.

Income Taxes
Our effective tax rate was 39.8 percent in the second quarter and 35.7 percent in the first half of fiscal 2010 as compared to 43.3 percent in the second quarter and 42.6 percent in the first half of fiscal 2009. Fiscal 2010 first quarter results included a benefit of $3.0 million reflecting a favorable adjustment made to deferred income tax liabilities as a result of state and local legislation enacted during the quarter. While the effective rate is expected to fluctuate quarter to quarter, on a full year basis the Company estimates its fiscal 2010 annual effective tax rate will be approximately 40 percent, excluding the impact of the deferred income tax liability adjustment.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations
Earnings from continuing operations were $19.0 million ($0.42 per diluted share), an increase of 9 percent from fiscal 2009 second quarter earnings from continuing operations of $17.4 million ($0.39 per diluted share). For the six months ended December 31, 2009, earnings were $37.3 million ($0.82 per diluted share), an increase of 2 percent from prior-year six month earnings of $36.5 million ($0.81 per diluted share). The increase is primarily due to lower restructuring charges recorded in the current year than in the prior year and the income tax benefit recorded in the first quarter of fiscal 2010.

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

Periods Ended December 31, 2008	Three Months	Six Months
(In thousands except per share data)
Revenues	$4,956	$11,324
Costs and expenses	(6,162)	(13,236)
Special items	(6,761)	(6,761)
Loss before income taxes	(7,967)	(8,673)
Income taxes	3,107	3,382
Loss from discontinued operations	$(4,860)	$(5,291)
Loss per share from discontinued operations
Basic	$(0.11)	$(0.12)
Diluted	(0.11)	(0.12)

Net Earnings and Earnings per Share
Net earnings were $19.0 million ($0.42 per diluted share) in the quarter ended December 31, 2009, up 51 percent  from $12.5 million ($0.28 per diluted share) in the comparable prior-year quarter. For the six months ended December 31, 2009, earnings were $37.3 million ($0.82 per diluted share), an increase of 20 percent from prior-year six month earnings of $31.2 million ($0.69 per diluted share). The increases are primarily due to the loss from discontinued operations in fiscal 2009 and the income tax benefit recorded in the first quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31,	2009	2008	Change
(In thousands)
Net earnings	$37,295	$31,180	20%
Cash flows from operations	$76,032	$83,028	(8)%
Cash flows used in investing	(31,242)	(19,744)	58%
Cash flows used in financing	(48,818)	(67,569)	(28)%
Net decrease in cash and cash equivalents	$(4,028)	$(4,285)	(6)%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2009, we have up to $50 million remaining available under our revolving credit facility and up to $100 million available under our asset-backed commercial paper facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $4.0 million in the first six months of fiscal 2010; they decreased $4.3 million  in the comparable period of fiscal 2009. In both periods, net cash provided by operating activities was primarily used for capital investments, debt repayments, and dividends. In the prior year, cash was also used for common stock repurchases.

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

Cash provided by operating activities totaled $76.0 million in the first six months of fiscal 2010 compared with $83.0 million in the first six months of fiscal 2009. The decrease in cash provided by operating activities was primarily due to an increase in pension payments in the current year and an increase in accounts receivable in the current year compared to a decrease in the prior year partially offset by lower tax payments in the current year.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $31.2 million in the first six months of fiscal 2010 from $19.7 million in the prior-year period. The increase primarily reflected more cash used for investments in businesses.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $48.8 million in the six months ended December 31, 2009, compared with $67.6 million for the six months ended December 31, 2008. The decrease in cash used for financing activities is primarily due to $21.6 million being used to purchase common stock in the first six months of fiscal 2009 compared to only $0.2 million being used to purchase common stock in the current six-month period.

Long-term Debt
At December 31, 2009, long-term debt outstanding totaled $350 million ($250 million in fixed-rate unsecured senior notes and $100 million outstanding under a revolving credit facility). Of the senior notes, $75 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 5.42 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender plus a fixed spread. As of December 31, 2009, the asset-backed commercial paper facility had a capacity of up to $100 million and renews annually (most recently renewed March 31, 2009) until April 2, 2011, the facility termination date.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 0.74 percent at December 31, 2009. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At December 31, 2009, $100 million was outstanding under the revolving credit facility. This facility expires on October 7, 2010. The Company intends to renew this revolving credit facility prior to its expiration date.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at December 31, 2009.

Contractual Obligations
As of December 31, 2009, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $0.2 million in the first six months of fiscal 2010 to repurchase approximately 6,900 shares of common stock at then current market prices. We spent $21.6 million to repurchase 865,000 shares in the first six months of fiscal 2009. We expect to continue repurchasing shares from time to time subject to market conditions. As of December 31, 2009, approximately 1.5 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2009.

Dividends
Dividends paid in the first six months of fiscal 2010 totaled $20.4 million, or 45 cents per share, compared with dividend payments of $19.4 million, or 43 cents per share, in the first six months of fiscal 2009.

Capital Expenditures
Spending for property, plant, and equipment totaled $14.9 million in the first six months of fiscal 2010 compared with prior-year first six months spending of $15.2 million. Current year spending primarily relates to the initiative to consolidate back-office television station functions such as traffic, master control, and research into centralized hubs in Atlanta and Phoenix. Prior year spending was primarily related to digital and high definition conversions being completed at all of the Company's broadcast stations. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2009. As of December 31, 2009, the Company's critical accounting policies had not changed from June 30, 2009.

ACCOUNTING AND REPORTING DEVELOPMENTS

In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (Codification) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to authoritative literature related to a particular topic. Because the Codification does not change or alter existing GAAP, its adoption did not have any impact on the Company's financial position or results of operations. Its adoption did affect the way the Company references GAAP in its consolidated financial statements and accounting policies.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this revised business combinations guidance on July 1, 2009. This guidance did not have any impact on the Company's consolidated financial statements upon adoption on July 1, 2009. The Company expects the guidance to have an impact on its accounting for future business combinations, but the effect will be dependent upon the acquisitions that are made in the future.

In April 2008, the FASB issued authoritative guidance on determination of the useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations or asset acquisitions. This guidance did not have any impact on the Company's consolidated financial statements upon adoption on July 1, 2009. The Company expects it to have an impact on its accounting for future transactions, but the effect will be dependent upon the transactions that are made in the future.

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

In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The Company adopted this guidance in the first quarter of fiscal 2010. Its adoption expanded the Company's disclosure about fair value of our financial instruments in our interim consolidated financial statements.

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

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing or syndicated programming costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the company's industries; unexpected changes in interest rates; and the consequences of acquisitions and/or dispositions. Meredith's Annual Report on Form 10-K for the year ended June 30, 2009, includes a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 2009, for a more complete discussion of these risks.

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At December 31, 2009, Meredith had outstanding $250 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $257.5 million from $254.7 million at December 31, 2009.

At December 31, 2009, $100 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.1 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2009.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2009.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
October 1 to October 31, 2009	4,886	$30.86	4,886	1,489,982
November 1 to November 30, 2009	899	28.36	899	1,489,083
December 1 to December 31, 2009	37	31.00	37	1,489,046
Total	5,822	$30.48	5,822	1,489,046

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

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on November 4, 2009, at the Company's headquarters in Des Moines, Iowa.

(b)
The name of each director elected at the Annual Meeting is shown under Item 4(c)(1). The other directors whose terms of office continued after the meeting were: Mary Sue Coleman, Alfred H. Drewes, D. Mell Meredith Frazier, Joel W. Johnson, Stephen M. Lacy, Phillip A. Marineau and Elizabeth E. Tallett.

(c)	(1)	Proposal 1: Election of three Class II directors for terms expiring in 2012. Each nominee was uncontested and elected by the votes cast as follows:

				Number of shareholder votes *
				For	Withheld
		Class II directors
		James R. Craigie		115,597,854	505,621
		Frederick B. Henry		101,316,340	14,787,135
		William T. Kerr		115,307,132	796,342

		* As specified on the proxy card, if no vote For or Withhold was specified, the shares were voted For the election of the named director.

	(2)
Proposal 2: To ratify the appointment of KPMG LLP as the company's independent registered public accounting firm for the year ending June 30, 2010. Proposal 2 was approved by the votes cast as follows:

		For	Against	Abstentions	Broker Non-votes
		115,906,840	143,830	52,805	---

	(3)
Proposal 3: To reaffirm the previously approved business criteria, classes of eligible participants, and maximum annual incentives awarded under the Amended and Restated Meredith Corporation 2004 Stock Incentive Plan. Proposal 3 was approved by the votes cast as follows:

		For	Against	Abstentions	Broker Non-votes
		109,407,549	3,099,253	667,517	2,929,155

	(4)
Proposal 4: To authorize an additional reserve of 3,500,000 shares that may be granted under the Amended and Restated Meredith Corporation 2004 Stock Incentive Plan. Proposal 4 was approved by the votes cast as follows:

		For	Against	Abstentions	Broker Non-votes
		94,899,581	17,619,880	654,858	2,929,155

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph H. Ceryanec
Joseph H. Ceryanec
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: January 21, 2010

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

E-
1