Form 10-Q
period 2010-03-31
MEREDITH CORP
filed 2010-04-28
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2010
Common shares	36,279,652
Class B shares	9,092,582
Total common and Class B shares	45,372,234

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	March 31, 2010	June 30, 2009
(In thousands)
Current assets
Cash and cash equivalents	$23,666	$27,910
Accounts receivable, net	229,209	192,367
Inventories	24,874	28,151
Current portion of subscription acquisition costs	59,541	60,017
Current portion of broadcast rights	9,767	8,297
Other current assets	15,996	23,398
Total current assets	363,053	340,140
Property, plant, and equipment	453,674	444,904
Less accumulated depreciation	(265,074)	(253,597)
Net property, plant, and equipment	188,600	191,307
Subscription acquisition costs	58,062	63,444
Broadcast rights	3,440	4,545
Other assets	53,247	45,907
Intangible assets, net	554,551	561,581
Goodwill	484,919	462,379
Total assets	$1,705,872	$1,669,303

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$140,000	$—
Current portion of long-term broadcast rights payable	13,580	10,560
Accounts payable	83,927	86,381
Accrued expenses and other liabilities	122,759	81,544
Current portion of unearned subscription revenues	167,858	170,731
Total current liabilities	528,124	349,216
Long-term debt	175,000	380,000
Long-term broadcast rights payable	9,979	11,851
Unearned subscription revenues	138,396	148,393
Deferred income taxes	89,027	64,322
Other noncurrent liabilities	105,437	106,138
Total liabilities	1,045,963	1,059,920
Shareholders' equity
Series preferred stock	—	—
Common stock	36,280	35,934
Class B stock	9,092	9,133
Additional paid-in capital	63,193	53,938
Retained earnings	581,719	542,006
Accumulated other comprehensive loss	(30,375)	(31,628)
Total shareholders' equity	659,909	609,383
Total liabilities and shareholders' equity	$1,705,872	$1,669,303

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months		Nine Months
Periods Ended March 31,	2010	2009	2010	2009
(In thousands except per share data)
Revenues
Advertising	$199,170	$184,265	$578,854	$597,891
Circulation	74,598	72,869	211,686	211,086
All other	79,575	80,460	232,073	253,971
Total revenues	353,343	337,594	1,022,613	1,062,948
Operating expenses
Production, distribution, and editorial	144,517	159,197	438,521	491,618
Selling, general, and administrative	142,044	124,323	428,298	421,523
Depreciation and amortization	10,313	10,714	30,533	32,346
Total operating expenses	296,874	294,234	897,352	945,487
Income from operations	56,469	43,360	125,261	117,461
Interest income	6	121	25	348
Interest expense	(3,952)	(4,911)	(14,737)	(15,698)
Earnings from continuing operations before income taxes	52,523	38,570	110,549	102,111
Income taxes	19,224	13,696	39,955	40,766
Earnings from continuing operations	33,299	24,874	70,594	61,345
Income (loss) from discontinued operations, net of taxes	—	554	—	(4,737)
Net earnings	$33,299	$25,428	$70,594	$56,608

Basic earnings per share
Earnings from continuing operations	$0.73	$0.55	$1.56	$1.36
Discontinued operations	—	0.01	—	(0.11)
Basic earnings per share	$0.73	$0.56	$1.56	$1.25
Basic average shares outstanding	45,331	44,961	45,259	45,051

Diluted earnings per share
Earnings from continuing operations	$0.73	$0.55	$1.55	$1.36
Discontinued operations	—	0.01	—	(0.11)
Diluted earnings per share	$0.73	$0.56	$1.55	$1.25
Diluted average shares outstanding	45,651	45,092	45,505	45,177

Dividends paid per share	$0.230	$0.225	$0.680	$0.655

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statement of Shareholders' Equity (Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2009	$35,934	$9,133	$53,938	$542,006	$(31,628)	$609,383
Net earnings	—	—	—	70,594	—	70,594
Other comprehensive income, net	—	—	—	—	1,253	1,253
Total comprehensive income						71,847
Share-based incentive plan transactions	463	—	6,996	—	—	7,459
Purchases of Company stock	(157)	(1)	(5,070)	—	—	(5,228)
Share-based compensation	—	—	8,630	—	—	8,630
Conversion of Class B to common stock	40	(40)	—	—	—	—
Dividends paid, 68 cents per share
Common stock	—	—	—	(24,682)	—	(24,682)
Class B stock	—	—	—	(6,199)	—	(6,199)
Tax benefit from incentive plans	—	—	(1,301)	—	—	(1,301)
Balance at March 31, 2010	$36,280	$9,092	$63,193	$581,719	$(30,375)	$659,909

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended March 31,	2010	2009
(In thousands)
Cash flows from operating activities
Net earnings	$70,594	$56,608
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	23,503	25,102
Amortization	7,030	7,251
Share-based compensation	8,630	8,600
Deferred income taxes	17,191	37,409
Amortization of broadcast rights	17,357	19,123
Payments for broadcast rights	(16,574)	(18,807)
Gain from dispositions of assets	(2,819)	(1,758)
Provision for write-down of impaired assets	3,249	5,602
Excess tax benefits from share-based payments	(489)	(673)
Changes in assets and liabilities	12,231	154
Net cash provided by operating activities	139,903	138,611
Cash flows from investing activities
Acquisitions of businesses	(32,542)	(6,118)
Additions to property, plant, and equipment	(18,249)	(18,642)
Proceeds from dispositions of assets	—	636
Net cash used in investing activities	(50,791)	(24,124)
Cash flows from financing activities
Proceeds from issuance of long-term debt	85,000	120,000
Repayments of long-term debt	(150,000)	(150,000)
Purchases of Company stock	(5,228)	(21,763)
Dividends paid	(30,881)	(29,573)
Proceeds from common stock issued	7,459	3,178
Excess tax benefits from share-based payments	489	673
Other	(195)	(250)
Net cash used in financing activities	(93,356)	(77,735)
Net increase (decrease) in cash and cash equivalents	(4,244)	36,752
Cash and cash equivalents at beginning of period	27,910	37,644
Cash and cash equivalents at end of period	$23,666	$74,396

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation—The condensed consolidated financial statements include the accounts of Meredith Corporation and its wholly owned subsidiaries (Meredith or the Company), after eliminating all significant intercompany balances and transactions. Meredith does not have any off-balance sheet arrangements. The Company's use of special-purpose entities is limited to Meredith Funding Corporation, whose activities are fully consolidated in Meredith's condensed consolidated financial statements. Certain prior-year financial information has been reclassified to conform to the current period presentation.

The condensed consolidated financial statements as of March 31, 2010, and for the three and nine months ended March 31, 2010 and 2009, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Recently Adopted Accounting Standards—In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (Codification) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to authoritative literature related to a particular topic. Because the Codification does not change or alter existing GAAP, its adoption did not have any impact on the Company's financial position or results of operations. Its adoption did affect the way the Company references GAAP in its consolidated financial statements and accounting policies.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this revised business combinations guidance on July 1, 2009. This guidance did not have any impact on the Company's consolidated financial statements upon adoption. The Company expects the guidance to have an impact on its accounting for future business combinations, but the effect will be dependent upon the acquisitions that are made in the future.

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

In June 2008, the FASB issued authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under the guidance, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The Company adopted this authoritative guidance effective July 1, 2009. Its adoption did not have an impact on the consolidated financial statements.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The Company adopted the new disclosure requirements on January 1, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of the Level 1 and Level 2 disclosure guidance did not have an impact on the Company’s consolidated financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010.

Recently Issued Accounting Standards—In September 2009, authoritative guidance on revenue arrangements with multiple deliverables was issued. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The Company is assessing the potential impact of this guidance on our financial position and results of operations.

2. Restructuring and Discontinued Operations

Restructuring
In March 2010, the Company committed to the realignment of our national media group's digital operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $1.7 million for severance costs related to the involuntary termination of employees, which is recorded in the selling, general, and administrative line in the Condensed Consolidated Statements of Earnings. The plan affected approximately 30 employees. The majority of severance costs will be paid out over the next 12 months.

In December 2009, in response to the recessionary economy and the related decreases in consumer and advertising spending, management committed to a performance improvement plan to reposition our Special Interest Media (SIM) operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $5.5 million, including severance costs of $2.2 million and the write-off of deferred subscription acquisition costs of $1.8 million, which are recorded in the selling, general, and administrative line in the Condensed Consolidated Statements of Earnings, and the write-off of manuscript and art inventory of $1.5 million, which is recorded in the production, distribution, and editorial line in the Condensed Consolidated Statements of Earnings. Severance costs relate to the involuntary termination of employees. The plan affected approximately 45 employees. The majority of severance costs will be paid out over the next 9 months.

In March 2010, the Company recorded a $1.3 million reversal of excess restructuring reserves previously accrued by the national media group in prior fiscal years. This credit to operating expenses is recorded in the selling, general, and administrative line in the Condensed Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual since June 30, 2009, are as follows:

Nine Months Ended March 31,	2010
(In thousands)
Balance at June 30, 2009	$9,894
Severance accruals	3,922
Cash payments	(4,084)
Reversal of excess accrual and other	(1,407)
Balance at March 31, 2010	$8,325

In December 2008, the Company announced the closing of Country Home magazine, effective with the March 2009 issue. The results of Country Home magazine have been segregated from continuing operations and reported as discontinued operations. Amounts applicable to discontinued operations that have been reclassified in the Condensed Consolidated Statements of Earnings are as follows:

Periods Ended March 31, 2009	Three Months	Nine Months
(In thousands except per share data)
Revenues	$5,260	$16,584
Costs and expenses	(4,351)	(17,587)
Special items	—	(6,761)
Income (loss) before income taxes	909	(7,764)
Income taxes	(355)	3,027
Income (loss) from discontinued operations	$554	$(4,737)
Income (loss) per share from discontinued operations
Basic	$0.01	$(0.11)
Diluted	0.01	(0.11)

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 46 percent are under the last-in first-out (LIFO) method at March 31, 2010, and 41 percent at June 30, 2009.

(In thousands)	March 31, 2010	June 30, 2009
Raw materials	$15,528	$18,322
Work in process	12,703	15,554
Finished goods	2,512	2,604
	30,743	36,480
Reserve for LIFO cost valuation	(5,869)	(8,329)
Inventories	$24,874	$28,151

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2010			June 30, 2009
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media group
Noncompete agreements	$480	$(311)	$169	$480	$(224)	$256
Advertiser relationships	18,400	(12,486)	5,914	18,400	(10,515)	7,885
Customer lists	9,230	(3,241)	5,989	9,230	(2,252)	6,978
Other	3,544	(2,491)	1,053	3,544	(2,177)	1,367
Local media group
Network affiliation agreements	218,559	(101,636)	116,923	218,559	(97,967)	120,592
Total	$250,213	$(120,165)	130,048	$250,213	$(113,135)	137,078
Intangible assets not
subject to amortization
National media group
Internet domain names			996			996
Trademarks			124,431			124,431
Local media group
FCC licenses			299,076			299,076
Total			424,503			424,503
Intangible assets, net			$554,551			$561,581

Amortization expense was $7.0 million for the nine months ended March 31, 2010. Annual amortization expense for intangible assets is expected to be as follows: $9.4 million in fiscal 2010, $9.3 million in fiscal 2011, $9.0 million in fiscal 2012, $6.3 million in fiscal 2013, and $6.0 million in fiscal 2014.

For certain acquisitions consummated during the last three fiscal years, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of March 31, 2010, the Company estimates that future aggregate contingent payments will range from approximately $18.3 million to $36.3 million; the most likely estimate being approximately $26.6 million. The maximum amount of contingent payments the sellers may receive over the next three years is $155.7 million. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingencies are resolved. For the nine months ended March 31, 2010, the Company recognized additional consideration of $22.5 million, which increased goodwill. No additional consideration was recognized in the nine-month period ended March 31, 2009.

Changes in the carrying amount of goodwill were as follows:

Nine Months Ended March 31,	2010			2009
(In thousands)	National Media Group	Local Media Group	Total	National Media Group	Local Media Group	Total
Balance at beginning of period	$462,379	$—	$462,379	$449,734	$82,598	$532,332
Acquisitions	22,540	—	22,540	16	—	16
Adjustments	—	—	—	(1,157)	—	(1,157)
Balance at end of period	$484,919	$—	$484,919	$448,593	$82,598	$531,191

5. Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2010	June 30, 2009
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million, due 3/29/2011	$—	$80,000
Revolving credit facility of $150 million, due 10/7/2010	65,000	125,000

Private placement notes
4.70% senior notes, due 7/1/2010	75,000	75,000
4.70% senior notes, due 6/16/2011	50,000	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
6.70% senior notes, due 7/13/2013	50,000	—
7.19% senior notes, due 7/13/2014	25,000	—
Total long-term debt	315,000	380,000
Current portion of long-term debt	(140,000)	—
Long-term debt	$175,000	$380,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At March 31, 2010, $141.8 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at March 31, 2010, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility will next renew on March 29, 2011.

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

The carrying amount and estimated fair value of broadcast rights payable were $23.6 million and $21.9 million, respectively, as of March 31, 2010. The fair value of broadcast rights payable was determined using the present value of future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $315.0 million and $322.4 million, respectively, as of March 31, 2010. The fair value of long-term debt was determined using the present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

7. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Nine Months
Periods Ended March 31,	2010	2009	2010	2009
(In thousands)
Pension benefits
Service cost	$2,184	$2,181	$6,384	$6,543
Interest cost	1,411	1,436	4,367	4,308
Expected return on plan assets	(2,291)	(2,331)	(5,861)	(6,993)
Prior service cost amortization	214	210	641	630
Actuarial loss amortization	841	155	4,085	465
Net periodic benefit expense	$2,359	$1,651	$9,616	$4,953

Postretirement benefits
Service cost	$106	$115	$317	$345
Interest cost	227	245	681	735
Prior service cost amortization	(184)	(184)	(552)	(552)
Net periodic postretirement expense	$149	$176	$446	$528

8. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings, changes in the fair value of interest rate swap agreements, and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended March 31, 2010 and 2009, was $33.3 million and $25.9 million, respectively. Total comprehensive income for the nine months ended March 31, 2010 and 2009, was $71.8 million and $56.3 million, respectively.

9. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Nine Months
Periods Ended March 31,	2010	2009	2010	2009
(In thousands except per share data)
Earnings from continuing operations	$33,299	$24,874	$70,594	$61,345
Basic average shares outstanding	45,331	44,961	45,259	45,051
Dilutive effect of stock options and equivalents	320	131	246	126
Diluted average shares outstanding	45,651	45,092	45,505	45,177
Earnings per share from continuing operations
Basic earnings per share	$0.73	$0.55	$1.56	$1.36
Diluted earnings per share	0.73	0.55	1.55	1.36

For the three months ended March 31, antidilutive options excluded from the above calculations totaled 4,521,000 in 2010 (with a weighted average exercise price of $42.71) and 5,184,000 in 2009 (with a weighted average exercise price of $41.22). For the nine months ended March 31, antidilutive options excluded from the above calculations totaled 5,279,000 in 2010 (with a weighted average exercise price of $40.91) and 5,077,000 in 2009 (with a weighted average exercise price of $41.83).

In the nine months ended March 31, 2010, options were exercised to purchase 170,600 shares. No options were exercised in the nine months ended March 31, 2009.

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods Ended March 31,	2010	2009	2010	2009
(In thousands)
Revenues
National media group	$284,585	$280,320	$817,364	$850,895
Local media group	68,758	57,274	205,249	212,053
Total revenues	$353,343	$337,594	$1,022,613	$1,062,948

Operating profit
National media group	$50,865	$47,971	$121,232	$105,069
Local media group	12,828	1,348	32,291	34,373
Unallocated corporate	(7,224)	(5,959)	(28,262)	(21,981)
Income from operations	$56,469	$43,360	$125,261	$117,461

Depreciation and amortization
National media group	$3,694	$3,789	$10,843	$11,843
Local media group	6,078	6,471	18,160	18,988
Unallocated corporate	541	454	1,530	1,515
Total depreciation and amortization	$10,313	$10,714	$30,533	$32,346

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. The national media group, which was formerly the publishing group, consists of magazine and book publishing, integrated marketing, interactive media, database-related activities, brand licensing, and other related operations. The local media group, which was formerly the broadcasting group, consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video related operations. Both segments operate primarily in the United States (U. S.) and compete against similar media and other types of media. The national media group accounted for 80 percent of the Company's $1.0 billion in revenues in the first nine months of fiscal 2010 while local media group revenues represented 20 percent.

NATIONAL MEDIA GROUP

Advertising revenues made up 48 percent of national media group's first nine months' revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 26 percent of national media group's first nine months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 26 percent of national media group's revenues came from a variety of activities that included the sale of integrated marketing products and services and books as well as brand licensing, and other related activities. National media group's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA GROUP

The local media group derives almost all of its revenues—91 percent in the first nine months of fiscal 2010—from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media group's major expense categories are employee compensation and programming costs.

FIRST NINE MONTHS FISCAL 2010 FINANCIAL OVERVIEW

In the first nine months of fiscal 2010, management committed to performance improvement plans that included the realignment of our national media group digital operations and the repositioning of our Special Interest Media (SIM) operations. In connection with these plans, the national media group recorded pre-tax restructuring charges of $1.7 million for severance and benefit costs in the third quarter of fiscal 2010 and $5.5 million including severance and benefit costs of $2.2 million and the write-off of various assets of our SIM operations of $3.3 million in the second quarter. During the third quarter of fiscal 2010, the national media group recorded a $1.3 million reversal of excess restructuring reserves accrued in prior fiscal years.

National media group revenues decreased 4 percent from the prior year primarily due to reductions in revenues at Meredith Books, which was expected due to the March 2009 licensing agreement with John Wiley & Sons, Inc. (Wiley). While advertising and integrated marketing revenues increased in the three-month period, they were lower than the prior-year nine-month period primarily due to the weakened economic conditions that existed during the early part of our fiscal year. Brand licensing revenues increased in both the three and nine-month periods. National media group operating profit increased 15 percent, primarily as a result of the Company's ongoing initiative to reduce operating costs.

Local media group revenues were primarily affected by the cyclical decline in political advertising at the television stations and, to a lesser extent, lower overall demand in advertising in the first part of our fiscal year. As a result, local media group revenues and operating profit decreased 3 percent and 6 percent, respectively. However, for the three months ended March 31, 2010, local media group revenues increased 20 percent and operating profit was $12.8 million, up significantly from $1.3 million in the prior year.

Diluted earnings per share increased 24 percent to $1.55 from prior-year first nine months earnings of $1.25.

We generated $139.9 million in operating cash flow.

DISCONTINUED OPERATIONS

In the third quarter of fiscal 2009, the Company discontinued the operations of Country Home magazine. The revenues and expenses, along with associated taxes, were reclassified from continuing operations into a single line item on the Condensed Consolidated Statements of Earnings titled earnings (loss) from discontinued operations, net of taxes. Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) relates to continuing operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31,	2010	2009	Change
(In thousands except per share data)
Total revenues	$353,343	$337,594	5%
Operating expenses	(296,874)	(294,234)	1%
Income from operations	$56,469	$43,360	30%
Earnings from continuing operations	$33,299	$24,874	34%
Net earnings	33,299	25,428	31%
Diluted earnings per share from continuing operations	0.73	0.55	33%
Diluted earnings per share	0.73	0.56	30%

Nine Months Ended March 31,	2010	2009	Change
(In thousands except per share data)
Total revenues	$1,022,613	$1,062,948	(4)%
Operating expenses	(897,352)	(945,487)	(5)%
Income from operations	$125,261	$117,461	7%
Earnings from continuing operations	$70,594	$61,345	15%
Net earnings	70,594	56,608	25%
Diluted earnings per share from continuing operations	1.55	1.36	14%
Diluted earnings per share	1.55	1.25	24%

The following sections provide an analysis of the results of operations for the national media group and local media group and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2010, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10-K for the year ended June 30, 2009.

NATIONAL MEDIA GROUP

National media group operating results were as follows:

Three Months Ended March 31,	2010	2009	Change
(In thousands)
Advertising revenue	$137,337	$132,242	4%
Circulation revenue	74,598	72,869	2%
Other revenue	72,650	75,209	(3)%
Total revenues	284,585	280,320	2%
Operating expenses	(233,720)	(232,349)	1%
Operating profit	$50,865	$47,971	6%
Operating profit margin	17.9%	17.1%

Nine Months Ended March 31,	2010	2009	Change
(In thousands)
Advertising revenue	$391,970	$396,627	(1)%
Circulation revenue	211,686	211,086	0%
Other revenue	213,708	243,182	(12)%
Total revenues	817,364	850,895	(4)%
Operating expenses	(696,132)	(745,826)	(7)%
Operating profit	$121,232	$105,069	15%
Operating profit margin	14.8%	12.3%

Revenues
Magazine advertising revenues increased 3 percent in the third quarter; they declined 2 percent in the first nine months of fiscal 2010. Total advertising pages increased 1 percent in the third quarter but declined 3 percent in the first nine months of fiscal 2010. On the strength of Better Homes and Gardens and Family Circle, our women's service field titles increased advertising revenues and pages in both the third quarter and first nine months of fiscal 2010. Fitness also grew ad revenues and pages in both periods. While the parenthood and Hispanic titles increased ad revenues and pages in the third quarter, they were down for the nine-month period. Advertising revenues and pages were down in our shelter and men's titles for the third quarter and first nine months. Among our core advertising categories, toiletries and cosmetics, retail, and household supplies showed strength while demand was weaker for the prescription drug, home, and media and entertainment categories. Online advertising revenues in our interactive media operations increased 23 percent in the third quarter and 10 percent in the first nine months of fiscal 2010 as compared to the prior-year periods due to strong demand.

Magazine circulation revenues increased 2 percent in the third quarter and were flat for the first nine months of fiscal 2010. Subscription revenues decreased in the low single-digits on a percentage basis in both periods while newsstand revenues increased in the high teens for the three-month period and in the low single-digits for the nine-month period. The decrease in subscription revenues was primarily due to lower revenue per copy distributed. The increase in newsstand revenues was primarily the result of stronger special interest media sales.

Other revenues within the national media group declined 3 percent in the third quarter and 12 percent in the first nine months of fiscal 2010. Integrated marketing revenues increased 10 percent in the third quarter led by growth in digital initiatives on behalf of new and existing clients, particularly in the pharmaceutical industry. For the nine-month period, integrated marketing revenues declined 9 percent due to cutbacks in existing programs, primarily related to the automotive and retail sectors, as well as fewer new programs launched compared to the prior year. Book revenues declined for the three and nine-month periods due to the change in the business model. In the prior-year, Meredith published books under the Better Homes and Gardens trademark and other licensed trademarks. Effective March 1, 2009, Wiley acquired the exclusive global rights to publish and distribute books based on

Meredith's consumer-leading brands. Wiley pays Meredith royalties based on net sales subject to a guaranteed minimum. Brand licensing revenues grew nearly 50 percent in the third quarter due primarily to an increase in sales of Better Homes and Gardens'-branded products at Wal-Mart stores. Brand licensing revenues were up 30 percent for the first nine months of fiscal 2010.

Operating Expenses
National media group operating costs increased 1 percent in the third quarter; however, they decreased 7 percent in the first nine months of fiscal 2010. Book manufacturing costs decreased due to the changes made in the book business model. Paper costs decreased primarily due to a reduction in average paper prices of 19 percent in the third quarter and 15 percent for the first nine months. These cost reductions were partially offset by increased processing costs, postage, pension and other retirement plan costs, and performance-based incentive accruals. Following integrated marketing's revenues, integrated marketing production expenses increased in the third quarter but declined in the nine-month period. While circulation expenses declined in the first nine months of fiscal 2010, they were higher in the third quarter of fiscal 2010 due primarily to higher direct mail volume.

In the third quarter of fiscal 2010, the national media group recorded $1.7 million in severance and benefit costs related to the realignment of digital operations. Partially offsetting this charge in the third quarter was a $1.3 million reversal of excess restructuring accrual recorded by the national media group. In the second quarter of fiscal 2010, the write-off of subscription acquisition costs of $1.8 million and of manuscript and art inventory of $1.5 million, and severance and related benefit costs of $2.2 million related to the repositioning of our SIM operations, were recorded by the national media group segment. In the second quarter of fiscal 2009, severance and related benefit costs of $6.0 million recorded on the national media group segment related to the companywide reduction in workforce.

Operating Profit
National media group operating profit grew 6 percent in the quarter and 15 percent in the nine-month period compared with the respective prior-year periods. For the third quarter, increases in operating profit in our brand licensing and book operations more than offset lower operating profits in our magazine and interactive media operations. For the nine-month period, increases in operating profit in our magazine, brand licensing, and book operations more than offset lower operating profits in our interactive media and integrated marketing operations.

LOCAL MEDIA GROUP

Local media group operating results were as follows:

Three Months Ended March 31,	2010	2009	Change
(In thousands)
Non-political advertising revenues	$60,312	$51,778	16%
Political advertising revenues	1,521	245	521%
Other revenues	6,925	5,251	32%
Total revenues	68,758	57,274	20%
Operating expenses	(55,930)	(55,926)	0%
Operating profit	$12,828	$1,348	852%
Operating profit margin	18.7%	2.4%

Nine Months Ended March 31,	2010	2009	Change
(In thousands)
Non-political advertising revenues	$181,532	$178,143	2%
Political advertising revenues	5,352	23,121	(77)%
Other revenues	18,365	10,789	70%
Total revenues	205,249	212,053	(3)%
Operating expenses	(172,958)	(177,680)	(3)%
Operating profit	$32,291	$34,373	(6)%
Operating profit margin	15.7%	16.2%

Revenues
While local media group total revenues declined 3 percent in the first nine months of fiscal 2010, they increased 20 percent in the third quarter. Non-political advertising revenues increased 16 percent in the third quarter and 2 percent for the first nine months of fiscal 2010. Local non-political advertising revenues increased 13 percent in the third quarter and were flat for the first nine months of fiscal 2010. National non-political advertising revenues increased 25 percent as compared to the prior-year quarter and were up 7 percent compared to the prior-year first nine months. Net political advertising revenues totaled $1.5 million in the third quarter and $5.4 million in the first nine months of the current fiscal year compared with $0.2 million in the prior-year third quarter and $23.1 million in the prior-year nine-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. Online advertising revenues increased 20 percent as compared to the prior-year third quarter and were up 2 percent as compared to the prior-year nine months. Other revenue, which is primarily retransmission fees, increased 32 percent in the current quarter and 70 percent in the nine-month period. The increase is primarily due to new transmission agreements we have with cable and satellite operators in our markets.

Operating Expenses
Local media group operating expenses were flat in the third quarter of fiscal 2010. They decreased 3 percent in the first nine months of fiscal 2010. For both periods, there was lower bad debt expense, employee compensation, depreciation expense, and advertising and promotion costs. Those decreases were partially offset by higher performance-based incentive accruals, pension and other retirement plan costs, studio production expenses, and legal expenses. In addition, in the second quarter of fiscal 2009, severance and related benefit costs of $2.0 million were recorded on the local media group segment related to the companywide reduction in workforce. While film amortization increased in the third quarter, it was down for the nine-month period. For both the third quarter and the nine-month period, a credit to expenses for a gain on the Sprint Nextel Corporation equipment exchange reduced operating expenses. This gain represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged.

Operating Profit
Local media group operating profit of $12.8 million in the current quarter was a significant increase from the $1.3 million in the prior-year quarter due primarily to the 16 percent increase in non-political advertising. Local media group operating profit decreased 6 percent in the first nine months of fiscal 2010 as compared to the same period in fiscal 2009 primarily reflecting lower revenues due to the cyclical nature of political advertising.

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

Three Months Ended March 31,	2010	2009
(In thousands)
Revenues	$68,758	$57,274
Operating profit	$12,828	$1,348
Depreciation and amortization	6,078	6,471
EBITDA	$18,906	$7,819
EBITDA margin	27.5%	13.7%

Nine Months Ended March 31,	2010	2009
(In thousands)
Revenues	$205,249	$212,053
Operating profit	$32,291	$34,373
Depreciation and amortization	18,160	18,988
EBITDA	$50,451	$53,361
EBITDA margin	24.6%	25.2%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

	2010	2009	Change
(In thousands)
Three months ended March 31,	$7,224	$5,959	21%
Nine months ended March 31,	28,262	21,981	29%

Unallocated corporate expenses increased 21 percent in the third quarter and 29 percent in the first nine months of fiscal 2010 compared with the respective prior-year periods. Increases in performance-based incentive accruals, pension and other retirement plan costs, and consulting fees more than offset decreases in legal services expenses and share-based compensation. For the nine-month period, charitable contributions also decreased. In the second quarter of fiscal 2009, severance and related benefit costs of $1.0 million were recorded in unallocated corporate expenses related to the companywide reduction in workforce.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended March 31,	2010	2009	Change
(In thousands)
Production, distribution, and editorial	$144,517	$159,197	(9)%
Selling, general, and administrative	142,044	124,323	14%
Depreciation and amortization	10,313	10,714	(4)%
Operating expenses	$296,874	$294,234	1%

Nine Months Ended March 31,	2010	2009	Change
(In thousands)
Production, distribution, and editorial	$438,521	$491,618	(11)%
Selling, general, and administrative	428,298	421,523	2%
Depreciation and amortization	30,533	32,346	(6)%
Operating expenses	$897,352	$945,487	(5)%

Fiscal 2010 production, distribution, and editorial costs decreased 9 percent as compared to the prior-year third quarter and 11 percent as compared to the prior-year first nine months. Declines in book manufacturing costs and national media paper expense more than offset increases in national media processing and postage and local media studio production expenses. Both local media film amortization and integrated marketing production expenses increased in the third quarter, but they declined for the nine-month period. In the second quarter of fiscal 2010, a write-off of manuscript and art inventory of $1.5 million was recorded in production, distribution, and editorial costs related to the repositioning of our SIM operations.

Selling, general, and administrative expenses increased 14 percent in the third quarter and 2 percent in the nine-month period. Increases in performance-based incentive accruals, pension and other retirement plan costs, and consulting fees were partially offset by decreases in bad debt and legal expenses. While circulation expenses declined in the first nine months of fiscal 2010, they were higher in the third quarter. For the nine-month period, charitable contributions also decreased. In the third quarter of fiscal 2010, the national media group recorded $1.7 million in severance and benefit costs related to the realignment of our digital operations. Partially offsetting this charge in the third quarter was a $1.3 million reversal of excess restructuring reserves recorded by the national media group. In the second quarter of fiscal 2009, severance and related benefit costs of $9.0 million related to the companywide reduction in workforce were recorded in selling, general, and administrative expenses. This compares to $2.2 million of severance and related benefit costs and the write-off of deferred subscription acquisition costs of $1.8 million related to the repositioning of our SIM operations being recorded in selling, general, and administrative expenses in the second quarter of fiscal 2010.

Depreciation and amortization expenses decreased 4 percent in the third quarter and 6 percent in the nine-month period primarily due to lower machinery and computer equipment depreciation.

Income from Operations
Income from operations increased 30 percent in the third quarter and 7 percent in the first nine months of fiscal 2010. Weakened economic conditions in the early part of our fiscal year affected revenues and thus operating profit in the nine-month period while increased revenues in the third quarter contributed substantially to the third quarter increase in operating profit. In addition, our efficiency initiatives continued to contribute to a reduction in operating expenses for the nine-month period.

Net Interest Expense
Net interest expense decreased to $3.9 million in the fiscal 2010 third quarter compared with $4.8 million in the comparable prior-year quarter. For the nine months ended March 31, 2010, net interest expense was $14.7 million versus $15.4 million in the comparable prior-year period. Average long-term debt outstanding was $331 million in the third quarter of fiscal 2010 and $350 million for the nine-month period compared with $455 million in the prior- year third quarter and $462 million in the prior-year nine-month period. The Company's approximate weighted average interest rate was 5.4 percent in the first nine months of fiscal 2010 and 4.5 percent in the first nine months of fiscal 2009.

Income Taxes
Our effective tax rate was 36.6 percent in the third quarter and 36.1 percent in the first nine months of fiscal 2010 as compared to 35.5 percent in the third quarter and 39.9 percent in the first nine months of fiscal 2009. Fiscal 2010 results included a first quarter benefit of $3.0 million reflecting a favorable adjustment made to deferred income tax liabilities as a result of state and local legislation enacted during the quarter and a third quarter benefit of $1.9 million due to the resolution of a tax contingency.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations
Earnings from continuing operations were $33.3 million ($0.73 per diluted share), an increase of 34 percent from fiscal 2009 third quarter earnings from continuing operations of $24.9 million ($0.55 per diluted share). For the nine months ended March 31, 2010, earnings were $70.6 million ($1.55 per diluted share), an increase of 15 percent from prior-year nine month earnings of $61.3 million ($1.36 per diluted share). The increase in the third quarter primarily reflects the increase in advertising revenues. For the nine-month period, the increase primarily reflects the reduction in operating expenses. In addition, the lower restructuring charges recorded in the current year compared to the prior year and the income tax benefits recorded in fiscal 2010 affected both the third quarter and nine-month period.

Discontinued Operations
For fiscal 2009, the earnings (loss) from discontinued operations represents the operating results, net of taxes, of Country Home magazine. The revenues and expenses of Country Home magazine, along with associated taxes, were removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statement of Earnings titled earnings (loss) from discontinued operations, net of taxes as follows:

Periods Ended March 31, 2009	Three Months	Nine Months
(In thousands except per share data)
Revenues	$5,260	$16,584
Costs and expenses	(4,351)	(17,587)
Special items	—	(6,761)
Income (loss) before income taxes	909	(7,764)
Income taxes	(355)	3,027
Income (loss) from discontinued operations	$554	$(4,737)
Income (loss) per share from discontinued operations
Basic	$0.01	$(0.11)
Diluted	0.01	(0.11)

Net Earnings and Earnings per Share
Net earnings were $33.3 million ($0.73 per diluted share) in the quarter ended March 31, 2010, up 31 percent from $25.4 million ($0.56 per diluted share) in the comparable prior-year quarter. For the nine months, net earnings were $70.6 million ($1.55 per diluted share), an increase of 25 percent from prior-year nine-month earnings of $56.6 million ($1.25 per diluted share). The increase in the third quarter primarily reflects the increase in advertising revenues. For the nine-month period, the increase primarily reflects the reduction in operating expenses in fiscal 2010 and the loss from discontinued operations in fiscal 2009. Lower restructuring charges recorded in the current year than in the prior year and the income tax benefits recorded in fiscal 2010 affected both the third quarter and nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended March 31,	2010	2009	Change
(In thousands)
Net earnings	$70,594	$56,608	25%
Cash flows from operations	$139,903	$138,611	1%
Cash flows used in investing	(50,791)	(24,124)	111%
Cash flows used in financing	(93,356)	(77,735)	20%
Net increase (decrease) in cash and cash equivalents	$(4,244)	$36,752	(112)%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2010, we have up to $85 million remaining available under our revolving credit facility and up to $100 million available under our asset-backed commercial paper facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $4.2 million in the first nine months of fiscal 2010; they increased $36.8 million in the comparable period of fiscal 2009. In both periods, net cash provided by operating activities was primarily used for acquisitions, common stock repurchases, capital investments, debt repayments, and dividends.

Operating Activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as integrated marketing and licensing. Operating cash outflows include payments to vendors and employees and interest, pension, and income tax payments. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee compensation costs and benefits, and other services and supplies.

Cash provided by operating activities totaled $139.9 million in the first nine months of fiscal 2010 compared with $138.6 million in the first nine months of fiscal 2009. The increase in cash provided by operating activities was primarily due to higher net earnings in the current year and a reduction in current year tax payments mostly offset by an increase in pension payments and other working capital changes.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $50.8 million in the first nine months of fiscal 2010 from $24.1 million in the prior-year period. The increase primarily reflected more cash used for investments in businesses due to higher contingent purchase price payments made in the current year than in the prior year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $93.4 million in the nine months ended March 31, 2010, compared with $77.7 million for the nine months ended March 31, 2009. The increase in cash used for financing activities is primarily due to debt being paid down by a net $65.0 million in the current year compared to it being paid down by a net $30.0 million in the prior year. Partially offsetting this increase is $21.8 million used to purchase common stock in the first nine months of fiscal 2009 compared to only $5.2 million used to purchase common stock in the current nine-month period.

Long-term Debt
At March 31, 2010, long-term debt outstanding totaled $315 million ($250 million in fixed-rate unsecured senior notes and $65 million outstanding under a revolving credit facility). Of the senior notes, $75 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 5.42 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender plus a fixed spread. As of March 31, 2010, the asset-backed commercial paper facility had a capacity of up to $100 million and will next renew on March 29, 2011.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 0.79 percent at March 31, 2010. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At March 31, 2010, $65 million was outstanding under the revolving credit facility. This facility expires on October 7, 2010. The Company intends to renew this revolving credit facility prior to its expiration date.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at March 31, 2010.

Contractual Obligations
As of March 31, 2010, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $5.2 million in the first nine months of fiscal 2010 to repurchase approximately 158,000 shares of common stock at then current market prices. We spent $21.8 million to repurchase 880,000 shares in the first nine months of fiscal 2009. We expect to continue repurchasing shares from time to time subject to market conditions. As of March 31, 2010, approximately 1.3 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2010.

Dividends
Dividends paid in the first nine months of fiscal 2010 totaled $30.9 million, or 68 cents per share, compared with dividend payments of $29.6 million, or 65.5 cents per share, in the first nine months of fiscal 2009.

Capital Expenditures
Spending for property, plant, and equipment totaled $18.2 million in the first nine months of fiscal 2010 compared with prior-year first nine months spending of $18.6 million. Current year spending primarily relates to the initiative to consolidate back-office television station functions such as traffic, master control, and research into centralized hubs in Atlanta and Phoenix. Prior year spending was primarily related to digital and high definition conversions being completed at all of the Company's broadcast stations. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2009. As of March 31, 2010, the Company's critical accounting policies had not changed from June 30, 2009.

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

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this revised business combinations guidance on July 1, 2009. This guidance did not have any impact on the Company's consolidated financial statements upon adoption. The Company expects the guidance to have an impact on its accounting for future business combinations, but the effect will be dependent upon the acquisitions that are made in the future.

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

In June 2008, the FASB issued authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under the guidance, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The Company adopted this authoritative guidance effective July 1, 2009. Its adoption did not have an impact on the consolidated financial statements.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The Company adopted the new disclosure requirements on January 1, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of the Level 1 and Level 2 disclosure guidance did not have an impact on the Company’s consolidated financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010.

In September 2009, authoritative guidance on revenue arrangements with multiple deliverables was issued. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The Company is assessing the potential impact of this guidance on our financial position and results of operations.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At March 31, 2010, Meredith had outstanding $250 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $259.8 million from $257.6 million at March 31, 2010.

At March 31, 2010, $65 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.1 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2009.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2010.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
January 1 to January 31, 2010	23,553	$33.59	23,553	1,465,493
February 1 to February 28, 2010	3,475	31.48	3,475	1,462,018
March 1 to March 31, 2010	124,034	33.31	124,034	1,337,984
Total	151,062	33.31	151,062	1,337,984

No Class B shares were purchased during the quarter ended March 31, 2010.

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

10.1
Amendment No. 12 to Receivables Purchases Agreement dated as of March 30, 2010, among Meredith Funding Corporation, as Seller; Meredith Corporation, as Servicer; JPMorgan Chase Bank, N.A., as Financial Institution and Agent; and Falcon Asset Securitization Company LLC, as Purchaser.

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
Registrant

/s/ Joseph H. Ceryanec
Joseph H. Ceryanec
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 28, 2010

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.1
Amendment No. 12 to Receivables Purchases Agreement dated as of March 30, 2010, among Meredith Funding Corporation, as Seller; Meredith Corporation, as Servicer; JPMorgan Chase Bank, N.A., as Financial Institution and Agent; and Falcon Asset Securitization Company LLC, as Purchaser.

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