Form 10-K
period 2010-06-30
MEREDITH CORP
filed 2010-08-30
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of class
Class B Common Stock, par value $1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [X]     No  [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [  ]     No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [  ]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No  [X]

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2009, was $1,072,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2010
Common shares	36,338,132
Class B shares	9,086,411
Total common and Class B shares	45,424,543

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2010, are incorporated by reference in Part III to the extent described therein.

	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	National Media	2
	Local Media	6
	Executive Officers of the Company	9
	Employees	10
	Other	10
	Available Information	10
	Forward Looking Statements	10
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	13
Item 3.	Legal Proceedings	13

	Part II
Item 5.	Market for Registrant's Common Equity, Related Shareholder
	Matters, and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	16
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	85
Item 9A.	Controls and Procedures	85
Item 9B.	Other Information	86

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	86
Item 11.	Executive Compensation	87
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	87
Item 13.	Certain Relationships and Related Transactions and
	Director Independence	87
Item 14.	Principal Accounting Fees and Services	88

	Part IV
Item 15.	Exhibits and Financial Statement Schedules	88

Signatures		92
Index to Attached Exhibits		E-1

Meredith Corporation and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (Form 10-K) as Meredith, the Company, we, our, and us.

PART I

ITEM 1. BUSINESS

GENERAL

Meredith Corporation is one of the nation's leading media and marketing companies. Meredith began in 1902 as an agricultural publisher. In 1924, the Company published the first issue of Better Homes and Gardens. The Company entered the television broadcasting business in 1948. Today Meredith engages in magazine publishing and related brand licensing, television broadcasting, integrated marketing, interactive media, and video production related operations. The Company is incorporated under the laws of the State of Iowa. Our common stock is listed on the New York Stock Exchange under the ticker symbol MDP.

The Company operates two business segments: national media and local media. Prior to fiscal 2010, national media was called publishing and local media was called broadcasting. Other than changing the names of the segments, there have been no changes in the basis of segmentation. The national media segment includes magazine publishing, brand licensing, integrated marketing, interactive media, database-related activities, and other related operations. The local media segment consists primarily of the operations of network-affiliated television stations, related interactive media operations, and video production related operations. Financial information about industry segments can be found in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8-Financial Statements and Supplementary Data under Note 14.

The national media segment focuses on the home and family market. It is a leading publisher of magazines serving women. More than twenty-five subscription magazines, including Better Homes and Gardens, Family Circle, Ladies' Home Journal, Parents, American Baby, Fitness, and More, and approximately 120 special interest publications were published in fiscal 2010. The national media segment also includes integrated marketing, which has relationships with some of America's leading companies; a large consumer database; an extensive Internet presence that consists of more than 30 websites and mobile applications and strategic alliances with leading Internet destinations; brand licensing activities; and other related operations.

The local media segment includes 12 network-affiliated television stations located across the United States (U.S.) and one AM radio station. The television stations consist of six CBS affiliates, three FOX affiliates, two MyNetworkTV affiliates, and one NBC affiliate. The local media segment also includes more than 35 websites and mobile applications, and video production related operations.

The Company's largest revenue source is advertising. National and local economic conditions affect the magnitude of our advertising revenues. Television advertising is seasonal and cyclical to some extent, traditionally generating higher revenues in the second and fourth fiscal quarters and during key political contests, major sporting events, etc. Both national media and local media revenues and operating results can be affected by changes in the demand for advertising and consumer demand for our products. Magazine circulation revenues are generally affected by national and regional economic conditions and competition from other forms of media.

BUSINESS DEVELOPMENTS

In July 2009, Meredith invested in The Hyperfactory, an international mobile marketing company that specializes in powering businesses and brands through the mobile medium with innovative and strategically creative initiatives. In July 2010, the Company completed its acquisition of The Hyperfactory.

During fiscal 2010, management committed to performance improvement plans related to Meredith's digital and Special Interest Media (SIM) operations.  The repositioning, focused on reducing complexity and improving efficiency, led to a consolidation of SIM titles.  Meredith's SIM titles are largely sold at newsstand and focused primarily on home improvement and do-it-yourself projects. In fiscal 2009, management committed to a performance improvement plan that included the closing of Country Home magazine following the publication of the March 2009 issue.

In December 2008, Meredith announced a licensing agreement granting John Wiley & Sons, Inc. (Wiley) exclusive global rights to publish and distribute books based on Meredith's consumer-leading brands, including the powerful Better Homes and Gardens imprint. Under the agreement, which was effective March 1, 2009, Meredith continues to create book content and retains all approval and content rights. Wiley is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management.

During fiscal 2008, the Company continued to enhance the capabilities of Meredith Integrated Marketing with the acquisitions of Directive Corporation, a specialized customer intelligence firm, and Big Communications, a leading healthcare marketing communications firm.

In April 2008, the Company completed the sale of WFLI, a CW affiliate serving the Chattanooga, Tennessee market.

DESCRIPTION OF BUSINESS

National Media

National media represented 80 percent of Meredith's consolidated revenues in fiscal 2010. Better Homes and Gardens, our flagship brand, continues to account for a significant percentage of revenues and operating profit of the national media segment and the Company.

Magazines
Information for major subscription magazine titles as of June 30, 2010, follows:

Title	Description	Frequency per Year	Year-end Rate Base	(1)

Better Homes and Gardens	Shelter and women's service	12	7,600,000
Family Circle	Women's service	15	3,800,000
Ladies' Home Journal	Women's service	11	3,800,000
Parents	Parenthood	12	2,200,000
American Baby	Parenthood	12	2,000,000
Fitness	Women's lifestyle	10	1,500,000
More	Women's lifestyle (age 40+)	10	1,300,000
Midwest Living	Travel and lifestyle	6	950,000
Traditional Home	Home decorating	8	950,000
Ser Padres	Hispanic parenthood	8	700,000
Wood	Woodworking	7	500,000
Siempre Mujer	Hispanic women's lifestyle	6	450,000
Successful Farming	Farming business	12	420,000
ReadyMade	Do-it-yourself lifestyle	6	325,000

(1)
Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and for most of the Company's titles is tracked by the Audit Bureau of Circulations, which issues periodic statements for audited magazines.

We publish approximately 120 special interest publications under approximately 80 titles, primarily under the Better Homes and Gardens brand. The titles are issued from one to eight times annually and sold primarily on newsstands. A limited number of subscriptions are also sold to certain special interest publications. The following titles are published quarterly or more frequently: 100 Decorating Ideas Under $100, American Patchwork & Quilting, Beautiful Homes, Country Gardens, Diabetic Living, Do It Yourself, Heart Healthy Living, Kitchen and Bath Ideas, Kitchen & Bath Makeover, Quilts & More, Remodel, Renovation Style, and Scrapbooks etc.

Magazine Advertising—Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith's larger magazines offer regional and demographic editions that contain similar editorial content but allow advertisers to customize messages to specific markets or audiences. The Company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted pages). Most of the national media segment's advertising revenues are derived from run-of-press display advertising. Meredith 360° is our strategic marketing unit providing clients and their agencies with access to the full range of media products and services Meredith has to offer, including many media platforms. Our team of creative and marketing experts delivers innovative solutions across multiple media channels that meet each client's unique advertising and promotional requirements.

Magazine Circulation—Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the Internet, and other means are Meredith's largest source of circulation revenues. All of our subscription magazines, except American Baby, Ser Padres, and Successful Farming, are sold by single copy. Single copies sold on newsstands are distributed primarily through magazine wholesalers, who have the right to receive credit from the Company for magazines returned to them by retailers.

Meredith Interactive Media
Meredith's 30 websites provide ideas and inspiration to an average of 20 million unique visitors each month. These branded websites focus on the topics that women care about most, food, home, and entertaining and meeting the needs of moms; and on delivering powerful content geared toward lifestyle topics such as health, beauty, style, and wellness. Page views grew more than 25 percent to almost 230 million per month in fiscal 2010 and the average number of videos viewed per month rose to over 3 million.

Other Sources of Revenues
Other revenues are derived from integrated marketing, other custom publishing projects, brand licensing agreements, ancillary products and services, and book sales and licensing agreements.

Meredith Integrated Marketing—Meredith Integrated Marketing is the business-to-business arm of the Company. It sells a range of customer relationship marketing products and services including direct, database, custom publishing, digital, and word-of-mouth marketing to corporate customers, providing a revenue source that is independent of advertising and circulation. Sometimes these services are sold in conjunction with Meredith's 85 million-name database of consumers to help clients better target marketing messages according to consumers needs and interests. Fiscal 2010 clients included Kraft, Nestlé, DirecTV, Honda Motors, Chrysler, Publix, and Kia Motors America.

Brand Licensing—Brand licensing consists of the licensing of various proprietary trademarks in connection with retail programs conducted through a number of retailers and manufacturers and multiple magazine licensing agreements that extend several of Meredith's brands internationally.

Meredith has a multi-year licensing agreement with Wal-Mart Stores, Inc. (Wal-Mart) for the design, marketing, and retailing of a wide range of home products based on the Better Homes and Gardens brand. Today we have nearly 2,000 SKUs at Wal-Mart stores across the United States and in Canada. Wal-Mart supports the line with a multi-media platform national advertising campaign that reaches millions of American consumers.

Other licensing activities include a long-term agreement to license the Better Homes and Gardens brand to Realogy Corporation, who is building a residential real estate franchise system based on the Better Homes and Gardens brand; a licensing agreement with Universal Furniture International, which includes a full line of wooden and upholstered furniture for living rooms, bedrooms, and dining rooms; and a partnership with Five Star Mattress for a Better Homes and Gardens mattress collection.

The Company has continued to expand its international reach through international licensing agreements. Meredith's titles are currently distributed in nearly 60 countries - including 20 licensed local editions such as Better Homes and Gardens in Australia, China, and India; Parents in China, Greece, Indonesia, and Turkey; and Diabetic Living in Australia and Italy.

The Company continues to pursue brand extensions that will serve consumers and advertisers alike and extend the reach and vitality of our brands.

Meredith Books—Prior to March 2009, Meredith published books under the Better Homes and Gardens trademark and other licensed trademarks that were directed primarily at the home and family markets. Meredith announced a licensing agreement effective March 1, 2009, granting Wiley exclusive global rights to publish and distribute books based on Meredith's consumer-leading brands, including the powerful Better Homes and Gardens imprint. Under the agreement, Meredith continues to create book content and retains all approval and content rights. Wiley is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management. Wiley pays Meredith royalties based on net sales subject to a guaranteed minimum. Separate from Wiley, Meredith continues to publish and promote books under licensed trademarks such as The Home Depot®.

Production and Delivery
Paper, printing, and postage costs accounted for 40 percent of the national media segment's fiscal 2010 operating expenses.

The major raw material essential to the national media segment is coated publication paper. Meredith directly purchases all of the paper for its magazine production and its custom publishing business and a majority of the paper for its book production. The decline in paper prices, which started in the second half of fiscal 2009, continued throughout fiscal 2010. Average paper prices decreased 16 percent in fiscal 2010. The price of paper is driven by overall market conditions and is therefore difficult to predict. Management anticipates paper prices will rise in the high-single digits and fiscal 2011 average paper prices will be flat to up slightly compared to fiscal 2010 average prices. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements.

Meredith has printing contracts with several major domestic printers for its magazines. The Company has a contract with a major U.S. printer for the majority of its book titles.

Because of the large volume of magazine and subscription promotion mailings, postage is a significant expense of the national media segment. We continually seek the most economical and effective methods for mail delivery including cost-saving strategies that leverage worksharing opportunities offered within the postal rate structure. Postage on periodicals accounts for approximately 75 percent of Meredith's postage costs, while other mail items—direct mail, replies, and bills—accounts for approximately 25 percent. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates each May. Prior to fiscal 2010, rate increases had been implemented by the USPS in each of Meredith's last four fiscal years. There was no rate increase in fiscal 2010. In July 2010, the USPS Governors recommended increasing the price of a first-class stamp 2 cents to 46 cents. The price of a postcard would increase 2 cents to 30 cents. The Postal Regulatory Commission must approve the recommended price changes. The increases would go into effect on January 2, 2011. Meredith continues to work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases. We cannot, however, predict future changes in the efficiency of the USPS and postal rates or the impact they will have on our national media business.

Fulfillment services for Meredith's national media segment are provided by third parties. National magazine newsstand distribution services are provided by a third party through multi-year agreements.

Competition
Publishing is a highly competitive business. The Company's magazines and related publishing products and services compete with other mass media, including the Internet and many other leisure-time activities. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics, advertiser results, and sales team effectiveness. Competition for readers is based principally on editorial content, marketing skills, price, and customer service. While competition is strong for established titles, gaining readership for newer magazines and specialty publications is especially competitive.

Local Media

Local media represented 20 percent of Meredith's consolidated revenues in fiscal 2010. Certain information about the Company's television stations at June 30, 2010, follows:

Station, Market	DMA National Rank (1)	Network Affiliation	Channel	Expiration Date of FCC License	Average Audience Share (2)

WGCL-TV	8	CBS	46	4-1-2005 (3)	5.2%
Atlanta, GA

KPHO-TV	12	CBS	5	10-1-2006 (3)	6.7%
Phoenix, AZ

KPTV	22	FOX	12	2-1-2007 (3)	5.9%
Portland, OR

KPDX-TV	22	MyNetworkTV	49	2-1-2007 (3)	2.2%
Portland, OR

WSMV-TV	29	NBC	4	8-1-2005 (3)	12.1%
Nashville, TN

WFSB-TV	30	CBS	3	4-1-2007 (3)	12.1%
Hartford, CT
New Haven, CT

KCTV	32	CBS	5	2-1-2006 (3)	11.1%
Kansas City, MO

KSMO-TV	32	MyNetworkTV	62	2-1-2006 (3)	2.1%
Kansas City, MO

WHNS-TV	36	FOX	21	12-1-2004 (3)	5.1%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

KVVU-TV	42	FOX	5	10-1-2006 (3)	4.1%
Las Vegas, NV

WNEM-TV	68	CBS	5	10-1-2005 (3)	15.4%
Flint, MI
Saginaw, MI
Bay City, MI

WSHM-LP	111	CBS	3	4-1-2007 (3)	7.0%
Springfield, MA
Holyoke, MA

(1)	Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2009-2010 DMA ranking.

(2)
Average audience share represents the estimated percentage of households using television tuned to the station in the DMA. The percentages shown reflect the average total day shares (9:00 a.m. to midnight) for the November 2009, February 2010, and May 2010 measurement periods.

(3)
Renewal application pending. Under FCC rules, a license is automatically extended pending FCC processing and granting of the renewal application. We have no reason to believe that these licenses will not be renewed by the FCC.

Operations
The principal sources of the local media segment's revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of our television signal to satellite and cable systems; 4) advertising on the stations' websites; and 5) payments by advertisers for other services, such as the production of advertising materials. The advertising revenues derived from a station's local news programs make up a significant part of its total revenues.

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

Typically 30 to 40 percent of a market's television advertising revenue is generated by local newscasts. Station personnel are continually working to grow their news ratings, which in turn will augment revenues. The Company broadcasts local newscasts in high definition (HD) at three of our stations.

The national network affiliations of Meredith's 12 television stations influence advertising rates. Generally, a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs. Network-affiliated stations generally pay networks for certain programming and services such as professional football and news services. The Company's FOX affiliates also pay the FOX network for additional advertising spots during prime-time programming.

The Company's affiliation agreements for its six CBS affiliates have expiration dates that range from December 2011 to April 2016. Affiliation agreements for our two MyNetworkTV affiliates expire in September 2011; the FOX affiliation agreements expire at the end of June 2012; and the agreement for our NBC affiliate expires at the end of December 2013. While Meredith's relations with the networks historically have been excellent, the Company can make no assurances they will remain so over time.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, mobile applications, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Several of our stations are broadcasting a second programming stream on their digital channel. Our Las Vegas, Phoenix, and Hartford stations currently broadcast a weather channel, our Nashville station broadcasts Telemundo network programming, and Flint-Saginaw has a MyNetworkTV affiliate.

The costs of locally produced programming and purchased syndicated programming are significant. Syndicated programming costs are based largely on demand from stations in the market and can fluctuate significantly. The Company continues to increase its locally produced news and entertainment programming to control content and costs and to attract advertisers.

Meredith has consolidated many back-office station functions such as traffic, accounting, and research into centralized hubs in Atlanta and Phoenix. Centralization of master control should be completed by the end of calendar 2010.

Meredith has been successful in creating several nontraditional revenue streams in the local media segment. Our unique Cornerstone programs leverage our national media brands by packaging content from our magazines with print and on-air advertising from local advertisers. Several of Meredith's stations are running obituaries on air and on their websites.

Meredith Video Studios (MVS) produces broadcast-quality video for use by Meredith's television stations and our local and national media websites, and is producing custom video for clients as well. MVS's video sites, Better.tv and Parents.tv, offer more ways for users to interact with our content. Better.tv features over 20 channels of video information on topics including food, family, home, style, entertainment, fitness, and health. Parents.tv provides all-original parenting content based on the editorial backbone of Parents, American Baby, and Family Circle magazines. Sponsorship opportunities include video billboards, product integration, channel sponsorships, and custom videos.

Our daily lifestyle television show - Better - expanded its reach in fiscal 2010, signing up 50 new markets. Beginning in the fall of 2010, it will reach more than 80 markets nationwide and more than half of all U.S. television households.

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

Regulation
The ownership, operation, and sale of broadcast television and radio stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive regulation of the broadcasting industry under authority granted by the Communications Act of 1934, as amended (Communications Act), including authority to promulgate rules and regulations governing broadcasting. The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations' locations and operating parameters; issues, renews, revokes, and modifies station licenses; regulates and limits changes in ownership or control of station licenses; regulates equipment used by stations; regulates station employment practices; regulates certain program content, including commercial matters in children's programming; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations. Reference should be made to the Communications Act, as well as to the FCC's rules, public notices, and rulings for further information concerning the nature and extent of federal regulation of broadcast stations.

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

In 2006, Sprint Nextel Corporation (Nextel) was granted the right from the FCC to claim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to claim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute provided by Nextel. The transition was being completed on a market-by-market basis. We recorded pre-tax gains of $2.7 million in fiscal 2010, $2.5 million in fiscal 2009, and $1.8 million in fiscal 2008, that represent the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged.

Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations, and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership transferability, and profitability of the Company's broadcast stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these include, for example, spectrum allocation, spectrum usage fees, regulation of political advertising rates, restrictions on the advertising of certain products (such as alcoholic beverages), program content restrictions, and ownership rule changes. Other matters that could potentially affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry for viewers or advertisers, such as home video recorders and players, satellite radio and television services, cable television systems, newspapers, outdoor advertising, and Internet delivered video programming services.

The information provided in this section is not intended to be inclusive of all regulatory provisions currently in effect. Statutory provisions and FCC regulations are subject to change, and any such changes could affect future operations and profitability of the Company's local media segment. Management cannot predict what regulations or legislation may be adopted, nor can management estimate the effect any such changes would have on the Company's television and radio broadcasting operations.

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one year terms each November. The current executive officers of the Company are:

Stephen M. Lacy—Chairman, President, and Chief Executive Officer and a director of the Company since 2004. Formerly President and Chief Executive Officer (2006 - 2010) and President and Chief Operating Officer (2004 - 2006). Age 56.

Thomas H. Harty—President-National Media Group. Formerly President-Consumer Magazines (2009 - 2010) and Vice President-Magazine Group (2004 - 2009). Age 47.

Paul A. Karpowicz—President-Local Media Group (2005 - present). Age 57.

Joseph H. Ceryanec—Vice President-Chief Financial Officer (2008 - present). Prior to joining Meredith, Mr. Ceryanec served as President, Central Region for PAETEC Corporation (February 2008 - October 2008). Prior to PAETEC's acquisition of McLeodUSA, Mr. Ceryanec served as McLeodUSA's Group Vice President, Chief Financial Officer from 2005 to 2008. Age 49.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006 - present). Formerly Vice President-Corporate Development/General Counsel and Secretary (2004 - 2006). Age 51.

EMPLOYEES

As of June 30, 2010, the Company had approximately 3,115 full-time and 110 part-time employees. Only a small percentage of our workforce is unionized. We consider relations with our employees to be good.

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

Advertising represents the largest portion of our revenues. In fiscal 2010, 56 percent of our revenues were derived from advertising. Advertising constitutes about half of our national media revenues and almost all of our local media revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, for example the Internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising or suppress advertising rates.

Circulation revenues represent a significant portion of our revenues. Magazine circulation is another significant source of revenue, representing 20 percent of total revenues and 26 percent of national media revenues. Preserving circulation is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase.

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

Paper and postage prices may be difficult to predict or control. Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2010, these expenses accounted for 27 percent of national media's operating costs. Paper is a commodity and its price has been subject to significant volatility. All of our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts and multi-year contracts. The USPS distributes substantially all of our magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

World events may result in unexpected adverse operating results for our local media segment. Our local media results could be affected adversely by world events such as wars, political unrest, acts of terrorism, and natural disasters. Such events can result in significant declines in advertising revenues as the stations will not broadcast or will limit broadcasting of commercials during times of crisis. In addition, our stations may have higher newsgathering costs related to coverage of the events.

Our local media operations are subject to FCC regulation. Our broadcasting stations operate under licenses granted by the FCC. The FCC regulates many aspects of television station operations including employment practices, political advertising, indecency and obscenity, programming, signal carriage, and various technical matters. Violations of these regulations could result in penalties and fines. Changes in these regulations could impact the results of our operations. The FCC also regulates the ownership of television stations. Changes in the ownership rules could affect our ability to consummate future transactions. Details regarding regulation and its impact on our local media operations are provided in Item 1-Business beginning on page 8.

Loss of affiliation agreements could adversely affect operating results for our local media segment. Our broadcast television station business owns and operates 12 television stations. Six are affiliated with CBS, three with FOX, two with MyNetworkTV, and one with NBC. These television networks produce and distribute programming in exchange for each of our stations' commitment to air the programming at specified times and for commercial announcement time during the programming. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our audiences, resulting in reduced revenues.

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

Further non-cash impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of the Company's stock. Although the Company wrote down certain of its intangible assets (including goodwill) by $294.5 million in fiscal 2009, further impairment charges are possible. We test our goodwill and intangible assets, including FCC licenses, for impairment during the fourth quarter of every fiscal year and on an interim basis if indicators of impairment exist. Factors which influence the evaluation include the Company's stock price and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, a potentially material impairment charge could be incurred. Although these charges would be non-cash in nature and would not affect the Company's operations or cash flow, they would adversely affect stockholders' equity and reported results of operations in the period charged.

Acquisitions pose inherent financial and other risks and challenges. On occasion, we will acquire another business as part of our strategic plan. These transactions involve challenges and risks in negotiation, valuation, execution, and integration. Moreover, competition for certain types of acquisitions is significant, particularly in the field of interactive media. Even if successfully negotiated, closed, and integrated, certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets.

The preceding risk factors should not be construed as a complete list of factors that may affect our future operations and financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Meredith is headquartered in Des Moines, IA. The Company owns buildings at 1716 and 1615 Locust Street and is the sole occupant of these buildings. These facilities are adequate for their intended use.

The national media segment operates mainly from the Des Moines offices and from leased facilities at 125 Park Avenue and 375 Lexington Avenue in New York, NY. The New York facilities are used primarily as advertising sales offices for all Meredith magazines and as headquarters for Ladies' Home Journal, Family Circle, Parents, Fitness, More, Siempre Mujer, and the American Baby Group properties. We have also entered into leases for integrated marketing operations and national media sales offices located in the states of California, Illinois, Michigan, Texas, and Virginia. The Company believes the capacity of these locations is sufficient to meet our current and expected future requirements.

The local media segment operates from facilities in the following locations: Atlanta, GA; Phoenix, AZ; Beaverton, OR; Rocky Hill, CT; Nashville, TN; Fairway, KS; Greenville, SC; Henderson, NV; Springfield, MA; and Saginaw, MI. All of these properties are adequate for their intended use. The property in Springfield is leased, while the other properties are owned by the Company. Each of the broadcast stations also maintains one or more owned or leased transmitter sites.

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

The range of trading prices for the Company's common stock and the dividends per share paid during each quarter of the past two fiscal years are presented below.

	High	Low	Dividends
Fiscal 2010
First Quarter	$33.17	$23.61	$0.225
Second Quarter	32.43	25.83	0.225
Third Quarter	35.08	29.00	0.230
Fourth Quarter	38.08	31.02	0.230

	High	Low	Dividends
Fiscal 2009
First Quarter	$31.31	$23.02	$0.215
Second Quarter	28.30	12.06	0.215
Third Quarter	19.49	10.60	0.225
Fourth Quarter	30.10	16.40	0.225

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased its dividend in each of the last 17 years. It is currently anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2010, there were approximately 1,345 holders of record of the Company's common stock and 710 holders of record of Class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock during the period July 1, 2005, to June 30, 2010, with the Standard and Poor's (S&P) 500 Index and with a Peer Group of six companies engaged in multimedia businesses primarily with publishing and/or television broadcasting in common with the Company.

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

The graph depicts the results for investing $100 in the Company's common stock, the S&P 500 Index, and the Peer Group at closing prices on June 30, 2005, assuming dividends were reinvested.

Meredith
S&P 500
Peers
$150.00
$100.00
$50.00
$0.00

	2005	2006	2007	2008	2009	2010
Meredith	100.00	102.16	128.60	60.19	56.85	71.26
S&P 500	100.00	108.62	130.94	113.80	83.99	96.09
Peers	100.00	93.51	109.06	62.99	34.82	43.59

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended June 30, 2010.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under the programs
April 1 to April 30, 2010	13,921	$35.59	13,921	1,324,063
May 1 to May 31, 2010	12,284	35.37	12,284	1,311,779
June 1 to June 30, 2010	3,550	32.73	3,550	1,308,229
Total	29,755	35.16	29,755	1,308,229

(1)	Total number of shares purchased includes the purchase of 28 shares of Class B stock in April 2010.

In May 2008, Meredith announced its Board of Directors had authorized the repurchase of up to 2.0 million additional shares of the Company's stock through public and private transactions.

For more information on the Company's share repurchase program, see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share Repurchase Program" on page 34.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the fiscal years 2006 through 2010 is contained under the heading "Eleven-Year Financial History with Selected Financial Data" beginning on page 82 and is derived from consolidated financial statements for those years. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

MD&A should be read in conjunction with the other sections of this Form 10-K, including Item 1-Business, Item 6-Selected Financial Data, and Item 8-Financial Statements and Supplementary Data. MD&A contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, particularly in Item 1A-Risk Factors.

EXECUTIVE OVERVIEW

Meredith Corporation is the leading media and marketing company serving American women. Meredith combines well-known national brands - including Better Homes and Gardens, Parents, Ladies' Home Journal, Family Circle, American Baby, Fitness, and More - with local television brands in fast growing markets such as Atlanta, Phoenix, and Portland. Meredith is the industry leader in creating content in key consumer interest areas such as home, family, health and wellness, and self-development. Meredith then uses multiple distribution platforms - including print, television, online, mobile, and video - to give consumers content they desire and to deliver the messages of its marketing partners. Additionally, Meredith uses its many assets to create powerful custom marketing solutions for many of the nation's top brands and companies.

Meredith operates two business segments. The national media group consists of magazine publishing, interactive media, integrated marketing, brand licensing, database-related activities, and other related operations. The local media group consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video-related operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2010, the national media group accounted for approximately 80 percent of the Company's $1.4 billion in revenues while local media group revenues contributed approximately 20 percent.

Fiscal 2010 marked a return to earnings growth for Meredith as the Company strengthened its businesses across the board. While the economy remained weak relative to historic measures, Meredith continued its outperformance of the magazine and television industries and gained market share in fiscal 2010.

During fiscal 2010, Meredith established a three-year strategic plan called Vision 2013 that builds on its previously enacted Performance Improvement Plan. Vision 2013 is a detailed roadmap designed to position Meredith for both near and long-term growth. It consists of six key strategies:

Exploit the economic recovery—Meredith's share of overall magazine industry advertising revenues increased to 12.3 percent in fiscal 2010—the highest in history—and up from 9.5 percent two years ago, according to Publishers Information Bureau data. This marked the fifth consecutive year of magazine market share gains for Meredith. In addition, Meredith's television stations outperformed the industry in fiscal 2010, according to Television Bureau of Advertising data.

Optimize our core businesses—Meredith accomplished a series of re-engineering initiatives inside its national and local media groups, including the content creation, sales, and consumer marketing functions. These initiatives resulted in efficiencies and improved products. These initiatives also helped improve Meredith's cost structure. The Company reduced debt another 20 percent in fiscal 2010, following a 22 percent reduction in fiscal 2009.

Expand our digital business—Meredith enhanced its online consumer experience and took steps to better monetize growing online traffic. The Company launched mobile platforms for three key brands—Better Homes and Gardens, Parents and Fitness—and introduced several new mobile applications at its television stations. In July 2010, Meredith completed the acquisition of The Hyperfactory, one of the world's leading mobile marketing companies. Also in fiscal 2010, the Company joined publishing and broadcasting industry consortiums to further develop the mobile and eTablet platforms for consumers and advertisers.

Significantly grow Meredith Integrated Marketing—In the last four years, Meredith has doubled revenues in this business and acquired six firms to provide sought-after expertise in digital, viral, social, mobile, health care, and database marketing. In fiscal 2010, these new services helped to partially offset market-driven weakness in Meredith Integrated Marketing's custom publishing operations.

Enhance and extend key brands—Meredith has built Better Homes and Gardens into one of the most successful media brands in the industry, with extensions into most media platforms.

Build shareholder value over time—Meredith grew value for shareholders in fiscal 2010, including an increase to its dividend for the 17th consecutive year. Over the last two years - and at a time when many media companies cut or eliminated their dividends - Meredith has increased its annual dividend by 14 percent.

Meredith clearly improved its competitive position across the business in fiscal 2010. However, while fiscal 2010 was a better year for Meredith in most respects, there is significant work ahead to regain and surpass the performance achieved prior to the recession. That said, Meredith made strong progress toward that goal in fiscal 2010, and the Company is committed to building shareholder value over time.

NATIONAL MEDIA

Advertising revenues made up 48 percent of fiscal 2010 national media revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 25 percent of fiscal 2010 national media revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. In the short term, subscription revenues, which accounted for 74 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. A key factor in Meredith's subscription success is our industry-leading database. It contains approximately 85 million entries that include information on about three-quarters of American homeowners, providing an average of 700 data points for each name. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 27 percent of national media revenues came from a variety of activities that included the sale of integrated marketing services and books as well as brand licensing, product sales, and other related activities. Meredith Integrated Marketing offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers, both in printed and digital forms. These revenues are generally affected by changes in the level of economic activity in the U.S. including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented 40 percent of the segment's operating expenses in fiscal 2010. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The production of our publications is outsourced to printers. We typically have multi-year contracts for the production of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS increased rates most recently in May 2009 and has proposed rate increases that would be effective in January 2011 if approved. This came after increases in each of Meredith's prior three fiscal years. Meredith works with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases.

Employee compensation, which includes benefits expense, represented 25 percent of national media's operating expenses in fiscal 2010. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. The remaining 35 percent of fiscal 2010 national media expenses included costs for magazine newsstand and book distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

LOCAL MEDIA

Local media derives almost all of its revenues—90 percent in fiscal 2010—from the sale of advertising both over the air and on our stations' websites. The remainder comes from television retransmission fees, television production services, and other services.

The stations sell advertising to both local/regional and national accounts. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. MVS produces video content for Meredith stations, non-Meredith stations, online distribution, and corporate customers. Meredith continues to expand its Cornerstone program to leverage our national media brands. The program packages material from our national magazines with local advertising to create customized mini-magazines delivered to targeted customers in the markets our television stations serve. We have generated additional revenues from Internet activities and programs focused on local interests such as community events and college and professional sports.

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

Local media's major expense categories are employee compensation and programming costs. Employee compensation represented 52 percent of local media's operating expenses in fiscal 2010, and is affected by the same factors noted for national media. Programming rights amortization expense represented 10 percent of this segment's fiscal 2010 expenses. Programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 38 percent of local media's fiscal 2010 operating expenses.

FISCAL 2010 FINANCIAL OVERVIEW

•
National media group revenues decreased 3 percent from the prior year primarily due to reductions in revenues at Meredith Books, which was expected due to the March 2009 licensing agreement with Wiley. While advertising and integrated marketing revenues increased in the second half of the fiscal year, full year results were lower than the prior-year primarily due to the weakened economic conditions that existed during the first part of our fiscal year. Brand licensing revenues increased compared to the prior fiscal year. National media group operating profit increased 11 percent, primarily as a result of the Company's ongoing initiative to reduce operating costs.

•
Local media group revenues were $282.4 million in fiscal 2010, up 3 percent from the prior year despite $14.3 million less in net political advertising revenue. Fiscal 2010 local media operating profit was $52.9 million compared to a year-ago loss of $257.8 million, which included a $294.5 million non-cash impairment charge. Excluding the impairment charge in the prior fiscal year, fiscal 2010 local media group operating profit increased 44 percent from $36.8 million in fiscal 2009.

•
In fiscal 2010, management committed to performance improvement plans that included the realignment of our national media group digital operations and the repositioning of our SIM operations. In connection with these plans, the national media group recorded pre-tax restructuring charges of $3.9 million for severance and benefit costs and the write-off of various assets of our SIM operations of $3.3 million. During fiscal 2010, the Company recorded $2.7 million in reversals of excess restructuring reserves accrued in prior fiscal years.

•
Diluted earnings per share increased to $2.28 from a loss of $2.38 in fiscal 2009. Excluding the impairment charge of $4.11 per share, diluted earnings per share were $1.73 in the prior year.

•
In fiscal 2010, we generated $191.7 million in operating cash flows, invested $24.7 million in capital improvements, and eliminated $80.0 million of our debt. The quarterly dividend was increased 2 percent from 22.5 cents per share to 23.0 cents per share effective with the March 2010 payment.

RESULTS OF OPERATIONS

Years ended June 30,	2010	Change	2009	Change	2008
(In millions except per share data)
Total revenues	$1,387.7	(1)%	$1,408.8	(9)%	$1,552.4
Costs and expenses	1,164.4	(4)%	1,206.8	(4)%	1,263.6
Depreciation and amortization	40.9	(4)%	42.6	(13)%	49.2
Impairment charge	—	(100)%	294.5	—	—
Total operating expenses	1,205.3	(22)%	1,543.9	18%	1,312.8
Income (loss) from operations	$182.4	NM	$(135.1)	NM	$239.6
Earnings (loss) from continuing operations	$104.0	NM	$(102.5)	NM	$133.0
Net earnings (loss)	104.0	NM	(107.1)	NM	134.7
Diluted earnings (loss) per share
from continuing operations	2.28	NM	(2.28)	NM	2.79
Diluted earnings (loss) per share	2.28	NM	(2.38)	NM	2.83
NM - not meaningful

OVERVIEW

Following are a brief description of discontinued operations and a discussion of our rationale for the use of financial measures that are not in accordance with accounting principles generally accepted in the United States of America (GAAP), or non-GAAP financial measures, and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the national media and local media segments and an analysis of our consolidated results of operations for the last three fiscal years.

Discontinued Operations

Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in MD&A relates to continuing operations. Therefore, results of Country Home magazine, which was closed in fiscal 2009, and WFLI, which was sold in fiscal 2008, are excluded for all periods covered by this report.

Use of Non-GAAP Financial Measures

Certain Consolidated Statement of Earnings (Loss) and local media segment operating profit (loss) line items excluding the impact of the local media impairment charge taken in fiscal 2009 are non-GAAP financial measures. We are providing this information to facilitate a meaningful comparison of results for the last three fiscal years and because we believe it is useful to investors in evaluating our ongoing operations. Non-GAAP financial measures are intended to provide insight into selected financial information and should be evaluated in the context in which they are presented. These measures are of limited usefulness in evaluating our overall financial results presented in accordance with GAAP and should be considered in conjunction with the consolidated financial statements, including the related notes included elsewhere in this report.

A reconciliation of results excluding the local media impairment charge (non-GAAP) to reported results (GAAP) for fiscal 2009 follows.

Twelve Months ended June 30, 2009	Excluding Impairment Charge	Impairment Charge	As Reported
(In thousands except per share data)
Total operating expenses	$1,249,396	$294,529	$1,543,925
Income (loss) from operations	159,401	(294,529)	(135,128)
Income taxes	(56,658)	109,400	52,742
Earnings (loss) from continuing operations	82,622	(185,129)	(102,507)
Net earnings (loss)	78,045	(185,129)	(107,084)
Diluted earnings (loss) from continuing operations	1.83	4.11	(2.28)
Diluted earnings (loss) per share	1.73	4.11	(2.38)
Local media operating profit (loss)	36,755	(294,529)	(257,774)

Our analysis of local media segment results includes references to earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA) and adjusted EBITDA, which is defined as EBITDA before impairment charge. Fiscal 2010 and fiscal 2008 do not include an adjustment to EBITDA for impairment. EBITDA, adjusted EBITDA, and EBITDA margin are non-GAAP measures. We use EBITDA and adjusted EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our local media segment. EBITDA is a common alternative measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Adjusted EBITDA is used to facilitate a meaningful comparison of results for the last three years. Local media segment EBITDA and adjusted EBITDA are not used as measures of liquidity, nor are they necessarily indicative of funds available for our discretionary use.

We believe the non-GAAP measures used in MD&A contribute to an understanding of our financial performance and provide an additional analytic tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Trends and Uncertainties

Advertising demand is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Advertising revenues accounted for 56 percent of total revenues in fiscal 2010. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates and, over time, television programming rights. The Company's cash flows from operating activities, its primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

NATIONAL MEDIA

The following discussion reviews operating results for our national media segment, which includes magazine publishing, integrated marketing, interactive media, brand licensing, database-related activities, and other related operations. The national media segment contributed 80 percent of Meredith's revenues and 76 percent of the combined operating profit from national media and local media operations in fiscal 2010.

In fiscal 2010, national media revenues decreased 3 percent while segment operating profit rose 11 percent. In fiscal 2009, national media revenues declined 8 percent and segment operating profit declined 20 percent. National media operating results for the last three fiscal years were as follows:

Years ended June 30,	2010	Change	2009	Change	2008
(In millions)
Revenues	$1,105.3	(3)%	$1,134.2	(8)%	$1,233.8
Operating expenses	(937.9)	(5)%	(983.2)	(6)%	(1,045.5)
Operating profit	$167.4	11%	$151.0	(20)%	$188.3

National Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2010	Change	2009	Change	2008
(In millions)
Revenues
Advertising	$526.4	(1)%	$530.1	(15)%	$620.2
Circulation	282.5	1%	280.8	(7)%	300.6
Other	296.4	(8)%	323.3	3%	313.0
Total revenues	$1,105.3	(3)%	$1,134.2	(8)%	$1,233.8

Advertising Revenue
The following table presents advertising page information according to PIB for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2010	Change	2009	Change	2008
Better Homes and Gardens	1,780	10%	1,618	(15)%	1,898
Family Circle	1,766	7%	1,645	(1)%	1,670
Parents	1,368	(3)%	1,413	(10)%	1,567
Ladies' Home Journal	1,161	(5)%	1,217	(12)%	1,391
More	889	(1)%	895	(18)%	1,089
Fitness	856	12%	762	3%	737
Traditional Home	640	5%	610	(20)%	762
American Baby	486	(11)%	544	(18)%	660
Midwest Living	526	—%	524	(28)%	726

Magazine advertising revenues and total advertising pages decreased approximately 2 percent in fiscal 2010 as average net revenue per page was approximately flat. On the strength of Better Homes and Gardens and Family Circle, our women's service titles increased advertising revenues and pages in fiscal 2010. Fitness also grew ad revenues and pages. Parenthood, shelter, mens, and Hispanic titles were down in our fiscal year. Among our core advertising categories, household supplies, automotive, prescription drugs, food and beverage, and toiletries and cosmetics showed strength while demand was weaker for the home, non-prescription drug, and travel categories. Online advertising revenues in our interactive media operations increased 13 percent in fiscal 2010 as compared to the prior-year period due to strong demand.

In fiscal 2009, magazine advertising pages and revenues showed double-digit declines on a percentage basis at nearly all our titles. Both magazine advertising pages and revenues were down approximately 15 percent in fiscal

2009 as average net revenue per page was approximately flat. Among our advertising categories, toiletries and cosmetics and consumer electronics showed strength, while demand continued to be weaker for most other categories. In fiscal 2009, online advertising revenues decreased 5 percent.

Circulation Revenues
Magazine circulation revenues increased 1 percent in fiscal 2010. Subscription revenues decreased 1 percent while newsstand revenues increased 4 percent for the period. The decrease in subscription revenues was primarily due to there effectively being two less issues of Fitness in the current year as compared to the prior year as a result of a double issue in June of fiscal 2009. The increase in newsstand revenues was primarily the result of stronger sales of our SIM publications.

Magazine circulation revenues decreased 7 percent in fiscal 2009, reflecting declines in both newsstand and subscription revenues. Subscription revenues were down in the low-single digits on a percentage basis while newsstand revenues were down approximately 20 percent. While subscription revenues were down, subscription contribution was up 12 percent. The decrease in newsstand revenues was primarily due to a weaker retail market that affected most of our magazines' newsstand revenues and a change in the mix of as well as a reduction in the number of special interest publications and craft titles.

Other Revenues
Other revenues within the national media group declined 8 percent in fiscal 2010. Integrated marketing revenues declined 7 percent due to cutbacks in existing programs, primarily related to the automotive and retail sectors, as well as fewer new programs launched compared to the prior year. Brand licensing revenues grew 36 percent in fiscal 2010, buoyed by an expansion of our Wal-Mart relationship. The number of SKUs of Better Homes and Gardens products increased to 2,000, including many holiday items. Additionally, we introduced a new line of branded paint and expanded the licensing agreement to more than 200 Wal-Mart stores in Canada.

Fiscal 2010 book revenues declined due to the change in the business model. Previously, Meredith published books under the Better Homes and Gardens trademark and other licensed trademarks. Effective March 1, 2009, Wiley acquired the exclusive global rights to publish and distribute books based on Meredith's consumer-leading brands. Meredith continues to create book content and retain all approval and content rights. Wiley is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management. Wiley pays Meredith royalties based on net sales subject to a guaranteed minimum.

Integrated marketing revenues increased 13 percent in fiscal 2009. The acquisition of Big Communications in June 2008 more than offset a reduction in revenues in integrated marketing's traditional and certain of its online businesses, which was primarily due to certain non-recurring programs in the prior year and due to the timing of delivery of certain projects. Revenues from magazine royalties and licensing were up 14 percent in fiscal 2009. The introduction of the Better Homes and Gardens line of home products at Wal-Mart primarily fueled this growth. Book revenues declined 9 percent in fiscal 2009, primarily due to a significant reduction in the number of new book releases and the change in the business model that was effective March 2009 as discussed above. The aggregate effect of the changes in integrated marketing, brand licensing, and book operations was that other national media revenues increased 3 percent in fiscal 2009.

National Media Operating Expenses

National media operating expenses decreased 5 percent in fiscal 2010. Book manufacturing costs decreased due to the changes made in the book business model. Paper costs decreased primarily due to a reduction in average paper prices of 16 percent. Following integrated marketing's revenues, integrated marketing production expenses also declined. Circulation expenses declined in fiscal 2010. These cost reductions were partially offset by increased processing costs, performance-based incentive accruals, pension and other retirement plan costs, and postage.

In fiscal 2010, the national media group recorded the write-off of subscription acquisition costs of $1.8 million and of manuscript and art inventory of $1.5 million related to the repositioning of our SIM operations and recorded $3.9 million in severance and benefit costs related to the repositioning of our SIM operations and the realignment of our digital operations. The national media group also recorded an impairment of an investment of $2.2 million. Partially offsetting these charges was a $2.1 million reversal of excess restructuring accrual previously recorded by the national media segment.

National media operating costs decreased 6 percent in fiscal 2009. In fiscal 2009, severance and related benefit costs of $7.7 million were recorded in the national media segment related to the companywide reduction in workforce. With regard to ongoing operating expenses, processing, other delivery expenses, amortization expense, advertising and promotion, and travel and entertainment expenses declined. Book manufacturing, art, and separations expense decreased due to the changes made in the book business. Circulation expenses also declined. While performance-based incentive expense declined, employee compensation costs increased slightly. Paper expense rose as increases in paper costs of approximately 10 percent more than offset decreases in paper consumption due to the decline in advertising pages sold.

National Media Operating Profit

In fiscal 2010, national media operating profit grew 11 percent compared with the prior-year period. Increases in operating profit in our magazine and brand licensing operations more than offset lower operating profits in our integrated marketing, book, and interactive media operations.

Fiscal 2009 national media operating profit decreased 20 percent. The decline primarily reflected the weak demand for advertising and higher paper prices partially offset by increased operating profits in our book, integrated marketing, and brand licensing operations.

LOCAL MEDIA

The following discussion reviews operating results for the Company's local media segment, which currently consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video production related operations. The local media segment contributed 20 percent of Meredith's revenues and 24 percent of the combined operating profit from national media and local media operations in fiscal 2010.

Local media revenues increased 3 percent in fiscal 2010 as higher non-political advertising and other revenues more than offset a $14.3 million reduction in political advertising. Costs and expenses declined 3 percent. Due to an impairment charge in the prior year, local media operations went from an operating loss of $257.8 million in fiscal 2009 to an operating profit of $52.9 million in fiscal 2010. Excluding the impairment charge in fiscal 2009, local media operating profit increased 44 percent in fiscal 2010.

In fiscal 2009, the television industry experienced one of the most difficult advertising environments in its history. Local media revenues declined 14 percent in fiscal 2009, as $23.5 million in political advertising was not enough to offset lower non-political advertising, particularly in automotive. Costs and expenses declined 1 percent and an impairment charge of $294.5 million was recorded in the local media segment. Due to the impairment charge, the local media operations reported an operating loss of $257.8 million. Absent the impairment charge, local media would have had an operating profit of $36.8 million.

Local media operating results for the last three fiscal years were as follows:

Years ended June 30,	2010	Change	2009	Change	2008
(In millions)
Revenues	$282.4	3%	$274.5	(14)%	$318.6
Costs and expenses	(229.5)	(3)%	(237.8)	(1)%	(240.7)
Impairment of goodwill and other intangible assets	—	(100)%	(294.5)	—	—
Operating profit (loss)	$52.9	NM	$(257.8)	NM	$77.9
NM - not meaningful

Local Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2010	Change	2009	Change	2008
(In millions)
Revenues
Non-political advertising	$245.5	5%	$233.5	(23)%	$304.9
Political advertising	9.3	(61)%	23.5	335%	5.4
Other	27.6	58%	17.5	111%	8.3
Total revenues	$282.4	3%	$274.5	(14)%	$318.6

While local media total revenues increased 3 percent in fiscal 2010, they increased 20 percent in the last half of the fiscal year as advertising started to rebound. Non-political advertising revenues increased 5 percent, reflecting improvement of 3 percent in the local market and of 11 percent in national advertising sales. Fiscal 2010 net political advertising revenues declined 61 percent, or $14.3 million. The fluctuations in political advertising revenues at our stations, and in the broadcasting industry, generally follow the biennial cycle of election campaigns (which take place primarily in our odd-numbered fiscal years). Online advertising revenues increased 5 percent as compared to the prior year.

Other revenues, which is primarily retransmission fees, increased 58 percent. The increase was primarily due to the new retransmission agreements we have with cable and satellite operators in our markets that started in fiscal 2009.

Local media revenues decreased 14 percent in fiscal 2009. Net political advertising revenues related primarily to the November 2008 elections totaled $23.5 million compared with $5.4 million in the prior year. Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. The recession continued to impact non-political local media advertising. Non-political advertising revenues decreased 23 percent in fiscal 2009. Local non-political advertising revenues declined 24 percent while national non-political advertising revenues decreased 23 percent. Automobile advertising revenues declined nearly 45 percent in fiscal 2009, accounting for approximately half of non-political advertising declines. Online advertising declined 14 percent compared to the prior-year period.

Other revenues more than doubled in fiscal 2009. Similar to fiscal 2010, this increase was primarily due to new retransmission agreements Meredith has with the major cable and satellite operators in our markets.

Local Media Costs and Expenses

Local media costs and expenses decreased 3 percent in fiscal 2010. Lower bad debt expense, employee compensation, film amortization, depreciation, and studio production expenses were partially offset by higher performance-based incentive accruals and pension and other retirement plan costs. A credit of $2.7 million to expenses for a gain on the Sprint Nextel Corporation equipment exchange and a reversal of $0.6 million in previously recorded restructuring costs reduced operating expenses.

Local media costs and expenses decreased 1 percent in fiscal 2009 as compared to the prior year. In fiscal 2009, severance and related benefit costs of $5.4 million related to a companywide reduction in workforce and the write-down of certain fixed assets at the television stations of $0.4 million were recorded in the local media segment related to the centralization of certain functions across Meredith's television stations. Performance-based incentive accruals, employee compensation costs, depreciation, advertising and promotion expenses, and film amortization declined. Bad debt and legal service expenses increased. A credit of $2.5 million to expenses for a gain on the Sprint Nextel Corporation equipment exchange contributed to the decline.

Local Media Impairment of Goodwill and Other Intangible Assets

The Company performs its annual impairment testing as of May 31. In fiscal 2009, the recession's impact on local advertising lowered future cash flow projections. The evaluation resulted in the carrying values of our broadcast stations' goodwill and certain of their FCC licenses having carrying values that exceeded their estimated fair values. As a result, the Company recorded a pre-tax non-cash charge of $211.9 million to reduce the carrying value of its FCC licenses and $82.6 million to write-off goodwill in fiscal 2009.

Local Media Operating Profit (Loss)

Fiscal 2010 local media operating profit was $52.9 million, compared to a year-ago loss of $257.8 million, which included a $294.5 million non-cash impairment charge. Excluding the impairment charge, fiscal 2010 local media operating profit was up 44 percent from $36.8 million the fiscal 2009, which is primarily due to an increase in non-political revenue and lower operating costs as a result of the Company's ongoing initiative to reduce operating costs.

Local media operations resulted in a $257.8 million loss in fiscal 2009 reflecting the $294.5 million non-cash impairment charge to reduce the carrying value of our FCC licenses and write-off the segment's goodwill. Absent the impairment charge, local media operating profit would have been $36.8 million, a decrease of 53 percent from fiscal 2008. The decline reflected weakened economic conditions and their effect on non-political advertising revenues, which more than offset the strength of political advertising revenues.

Supplemental Disclosure of Local Media EBITDA and Adjusted EBITDA

Meredith's local media EBITDA is defined as local media segment operating profit (loss) plus depreciation and amortization expense. Adjusted EBITDA is defined as local media EBITDA before impairment charge. EBITDA and adjusted EBITDA are non-GAAP financial measures and should not be considered in isolation or as a substitute for GAAP financial measures. See the discussion of management's rationale for the use of EBITDA and adjusted EBITDA in the Overview of this section. Local media EBITDA, adjusted EBITDA, EBITDA margin, and adjusted EBITDA margin were as follows:

Years ended June 30,	2010	Change	2009	Change	2008
(In millions)
Revenues	$282.4	3%	$274.5	(14)%	$318.6
Operating profit (loss)	$52.9	NM	$(257.8)	NM	$77.9
Depreciation and amortization	24.4	(3)%	25.2	(5)%	26.6
EBITDA	77.3	NM	(232.6)	NM	104.5
Impairment of goodwill and other intangible assets	—	(100)%	294.5	—	—
Adjusted EBITDA	$77.3	25%	$61.9	(41)%	$104.5
EBITDA margin	27.4%		(84.7)%		32.8%
Adjusted EBITDA margin	27.4%		22.6%		32.8%
NM - not meaningful

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three years were as follows:

Years ended June 30,	2010	Change	2009	Change	2008
(In millions)
Unallocated corporate expenses	$37.9	34%	$28.4	7%	$26.5

Unallocated corporate expenses increased 34 percent in fiscal 2010. Increases in performance-based incentive accruals, consulting fees, pension and other retirement plan costs, and Meredith's investment in Next Issue Media more than offset decreases in legal services expense and medical costs.

Unallocated corporate expenses increased 7 percent in fiscal 2009. In fiscal 2009, severance and related benefit costs of $1.0 million were recorded in unallocated corporate expenses related to the companywide reduction in workforce. Increases in pension costs, share-based compensation, consulting fees, Meredith Foundation contributions, and legal services expense partially offset decreases in performance-based incentive expenses, travel and entertainment, and depreciation expense. The increase in share-based compensation is due to certain employees becoming retirement eligible in fiscal 2009 and thus their share-based compensation expense was fully expensed during fiscal 2009.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2010	Change	2009	Change	2008
(In millions)
Production, distribution, and editorial	$574.8	(11)%	$646.6	(4)%	$673.6
Selling, general, and administrative	589.6	5%	560.2	(5)%	590.0
Depreciation and amortization	40.9	(4)%	42.6	(13)%	49.2
Impairment of goodwill and other intangible assets	—	(100)%	294.5	—	—
Operating expenses	$1,205.3	(22)%	$1,543.9	18%	$1,312.8

Production, Distribution, and Editorial Costs
Production, distribution, and editorial costs decreased 11 percent in fiscal 2010. Declines in book manufacturing costs, integrated marketing production expenses, local media film amortization, and national media paper expense more than offset increases in national media processing and postage. In fiscal 2010, a write-off of manuscript and art inventory of $1.5 million was recorded in production, distribution, and editorial costs related to the repositioning of our SIM operations.

Fiscal 2009 production, distribution, and editorial costs declined 4 percent. Book manufacturing, art, and separation expense decreased due to changes in our book operations discussed above. In addition, declines in processing, other delivery expenses, and film amortization more than offset increases in paper costs.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased 5 percent in fiscal 2010. Increases in performance-based incentive accruals, pension and other retirement plan costs, and consulting fees were partially offset by decreases in bad debt, employee compensation, circulation expenses, and legal expenses. In fiscal 2010, the national media segment recorded $3.9 million in severance and benefit costs, the write-off of deferred subscription acquisition costs of $1.8 million related to the repositioning of our SIM operations, and a $2.2 million impairment of an investment. Partially offsetting these charges was a $2.7 million reversal of excess restructuring reserves.

Fiscal 2009 selling, general, and administrative expenses decreased 5 percent. Declines in performance-based incentive accruals, advertising and promotion expenses, and travel and entertainment were partially offset by increases in pension costs, consulting fees, bad debt expenses, and legal expenses. Subscription acquisition costs also decreased. In fiscal 2009, severance and related benefit costs of $15.1 million related to the companywide reduction in workforce were recorded in selling, general, and administrative expenses.

Depreciation and Amortization
Depreciation and amortization expenses decreased 4 percent in fiscal 2010 primarily due to lower computer equipment depreciation. Depreciation and amortization expenses decreased 13 percent in fiscal 2009 primarily due to the customer list intangibles acquired in fiscal 2006 being fully amortized in fiscal 2008.

Impairment of Goodwill and Other Intangible Assets
Based on the Company's annual impairment testing of goodwill and other long-lived intangible assets in fiscal 2009, the Company recorded a non-cash impairment charge of $211.9 million to reduce the carrying value of our FCC licenses and $82.6 million to write-off our local media segment's goodwill in fiscal 2009.

Operating Expenses
Employee compensation including benefits was the largest component of our operating costs in fiscal 2010. Employee compensation represented 33 percent of total operating expenses in fiscal 2010 compared to 25 percent in fiscal 2009 and 30 percent in fiscal 2008. National media paper, production, and postage combined expense was the second largest component of our operating costs in fiscal 2010, representing 31 percent of the total. In fiscal 2009 these expenses represented 26 percent, and in fiscal 2008 they were 32 percent. In fiscal 2009, the impairment charge recorded was the third largest component. It represented 19 percent of total fiscal 2009 operating expenses. Absent this impairment charge, national media paper, production, and postage combined expense represented 32 percent and employee compensation costs represented 31 percent of total operating costs.

Income (Loss) from Operations

Income from operations was $182.4 million, compared to a year-ago loss from operations of $135.1 million, which included a $294.5 million non-cash impairment charge. Excluding the impairment charge, fiscal 2010 income from operations increased 14 percent from $159.4 million in fiscal 2009, which is primarily due to lower operating costs as a result of the Company's ongoing efficiency initiative.

The fiscal 2009 loss from operations was $135.1 million, reflecting the non-cash impairment charge of $294.5 million. Absent this impairment charge, fiscal 2009 income from operations would have been $159.4 million, a decline of 33 percent from fiscal 2008. The decline reflects the recession and its effect on advertising revenues.

Net Interest Expense

Net interest expense was $18.5 million in fiscal 2010, $20.1 million in fiscal 2009, and $21.3 million in fiscal 2008. Average long-term debt outstanding was $338 million in fiscal 2010, $455 million in fiscal 2009, and $445 million in fiscal 2008. The Company's approximate weighted average interest rate was 5.5 percent in fiscal 2010, 4.6 percent in fiscal 2009, and 5.0 percent in fiscal 2008.

Income Taxes

The Company's effective tax rate on income (loss) from continuing operations was 36.6 percent (on pretax income, including one-time benefits discussed below) in fiscal 2010, 34.0 percent (on a pretax loss) in fiscal 2009, and 39.1 percent (on pretax income) in fiscal 2008. Fiscal 2010 results included a benefit of $3.0 million reflecting a favorable adjustment made to deferred income tax liabilities as a result of state and local legislation enacted during the first quarter, a benefit of $1.9 million due to the resolution of a tax contingency, and a benefit of $2.5 million due to federal and state statutes of limitations expiring. Excluding these benefits of $7.4 million, the fiscal 2010 effective tax rate was 41.1 percent. This rate is higher than the fiscal 2009 rate of 40.7 percent excluding the benefit of the impairment charge, due primarily to accruals for tax contingencies. The lower effective tax rate in fiscal 2009 as compared to fiscal 2008 is primarily due to the tax effect of the impairment charge for local media goodwill. Absent the impairment charge, the effective tax rate for fiscal 2009 of 40.7 percent was higher than in the prior year primarily due to accruals for tax contingencies.

Earnings (Loss) from Continuing Operations and Earnings (Loss) per Share from Continuing Operations

Fiscal 2010 earnings from continuing operations were $104.0 million ($2.28 per diluted share), compared to a loss from continuing operations in fiscal 2009 of $102.5 million ($2.28 per diluted share). Fiscal 2009 results included a non-cash impairment charge of $185.1 million (after-tax). Excluding the impairment charge from fiscal 2009 results, fiscal 2010 earnings from continuing operations increased 25 percent from fiscal 2009. The increase was primarily due to the Company's ongoing efficiency initiative that reduced operating costs, income tax benefits recorded in fiscal 2010, and lower restructuring charges recorded in the current year than in the prior year.

Fiscal 2009 loss from continuing operations was $102.5 million ($2.28 per diluted share), compared to fiscal 2008 earnings from continuing operations of $133.0 million ($2.79 per diluted share). Fiscal 2009 results included a non-cash impairment charge of $185.1 million (after-tax). Excluding the impairment charge, fiscal 2009 earnings from continuing operations would have been $82.6 million ($1.83 per diluted share), a decrease of 38 percent from fiscal 2008. The declines reflect the economic recession and its effect on advertising revenues.

Discontinued Operations

For fiscal 2009, loss from discontinued operations represents the operating results, net of taxes, of Country Home magazine. In connection with the closing of Country Home magazine, the Company recorded a restructuring charge of $6.8 million in the second quarter of fiscal 2009 which included the write down of various assets of Country Home magazine of $5.8 million and severance and outplacement costs of $1.0 million. Most of the asset write-down charge related to the write-off of deferred subscription acquisition costs. These fiscal 2009 charges are reflected in the costs and expenses line below.

For fiscal 2008, income from discontinued operations represents the operating results of Country Home magazine, the operating loss of WFLI, the CW affiliate serving the Chattanooga, Tennessee market; a loss on the disposal of WFLI; and the reversal of a portion of the restructuring charge recorded in fiscal 2007 related to the discontinuation of the print operations of Child magazine. The reversal of a portion of the Child restructuring charge is a result of changes in the estimated net costs for vacated leased space and employee severance and is reflected in the costs and expenses line below.

The revenues and expenses for each of these properties have, along with associated taxes, been removed from continuing operations and reclassified into a single line item amount on the Consolidated Statements of Earnings (Loss) titled income (loss) from discontinued operations, net of taxes, for each period presented as follows:

Years ended June 30,	2009	2008
(In millions except per share data)
Revenues	$16.8	$35.4
Costs and expenses	(24.2)	(32.2)
Loss on disposal	—	(0.4)
Earnings (loss) before income taxes	(7.5)	2.8
Income taxes	2.9	(1.1)
Income (loss) from discontinued operations	$(4.6)	$1.7
Income (loss) from discontinued operations per share:
Basic	$(0.10)	$0.04
Diluted	(0.10)	0.04

Net Earnings (Loss) and Earnings (Loss) per Share

Fiscal 2010 net earnings were $104.0 million ($2.28 per diluted share), compared to a net loss in fiscal 2009 of $107.1 million ($2.38 per diluted share). Fiscal 2009 results included a non-cash impairment charge of $185.1 million (after-tax). Excluding the impairment charge from fiscal 2009 results, fiscal 2010 net earnings increased 32 percent from fiscal 2009. The increase was primarily due to the Company's ongoing efficiency initiative that reduced operating costs, income tax benefits recorded in fiscal 2010, lower restructuring charges recorded in the current year than in the prior year, and the absence of a loss from discontinued operations.

In fiscal 2009 a net loss of $107.1 million ($2.38 per diluted share) was recorded compared to net earnings of $134.7 million ($2.83 per diluted share) in the prior year. Fiscal 2009 results included a non-cash impairment charge of $185.1 million. Excluding the impairment charge, the Company would have reported fiscal 2009 net earnings of $78.0 million ($1.73 per diluted share), a decrease of 42 percent from fiscal 2008. The decline reflects the economic recession and its effect on advertising revenues. In addition, loss from discontinued operations of Country Home magazine as compared to the income from discontinued operations in the prior year contributed to the decline in net earnings in fiscal 2009. Lower net earnings were partially offset by the accretive effect of the reduction in Meredith's average diluted shares outstanding. Average basic shares outstanding decreased approximately 4 percent as a result of our share repurchase program. Average diluted shares outstanding decreased approximately 5 percent. Certain outstanding common stock equivalents were not included in the computation of dilutive earnings per share for 2009 because of the antidilutive effect on the earnings per share calculation (the diluted earnings per share becoming less negative than the basic earnings per share). Therefore, the common stock equivalents were not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per share in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2010	2009	2008
(In millions)
Cash flows from operating activities	$191.7	$180.9	$256.0
Cash flows from investing activities	(52.2)	(29.0)	(95.4)
Cash flows from financing activities	(118.8)	(161.6)	(162.2)
Net cash flows	$20.7	$(9.7)	$(1.6)
Cash and cash equivalents	$48.6	$27.9	$37.6
Long-term debt (including current portion	300.0	380.0	485.0
Shareholders' equity	688.3	609.4	787.9
Debt to total capitalization	30%	38%	38%

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

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2010, we had up to $100 million available under our revolving credit facility and up to $25 million available under our asset-backed commercial paper facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $20.7 million in fiscal 2010; they decreased $9.7 million in fiscal 2009 and $1.6 million in fiscal 2008. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, stock repurchases, capital investments, and dividends.

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

Cash provided by operating activities totaled $191.7 million in fiscal 2010 compared with $180.9 million in fiscal 2009 as increased net earnings before the impairment charge and increased accounts payable and accruals more than offset an increase in accounts receivable resulting from higher advertising revenues in the fourth quarter as compared to the prior year.

Cash provided by operating activities totaled $180.9 million in fiscal 2009 compared with $256.0 million in fiscal 2008, a decrease of 30 percent. The largest factor affecting cash flows from operating activities was the effect of the recession and its negative impact on the Company's operating results. Also affecting cash provided by operating activities was increased pension payments. These items more than offset substantially lower income tax payments.

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. We contributed $10.0 million in fiscal 2010 and $9.0 million in fiscal 2009. We made no contributions in fiscal 2008. We do not anticipate a required contribution in fiscal 2011.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $52.2 million in fiscal 2010 from $29.0 million in fiscal 2009. We paid out more in contingent payments on strategic acquisitions in the current year than we did in the prior year primarily due to the timing of payments.

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

Net cash used by financing activities totaled $118.8 million in fiscal 2010 compared with $161.6 million in fiscal 2009. In fiscal 2010, long-term debt was reduced a net $80.0 million as compared to it being reduced by a net $105.0 million in fiscal 2009. In fiscal 2010, $6.3 million was used to purchase Company stock whereas in fiscal 2009, $21.8 million was used to purchase Company stock.

Net cash used by financing activities totaled approximately $161.6 million in fiscal 2009 compared with $162.2 million in fiscal 2008. In fiscal 2009, long-term debt was reduced by a net $105.0 million and $21.8 million was used to purchase Company stock. In fiscal 2008, $150.4 million was used to purchase Company stock and long-term debt increased by a net $10.0 million.

Long-term Debt

At June 30, 2010, long-term debt outstanding totaled $300 million ($175 million in fixed-rate unsecured senior notes, $75 million under an asset-backed commercial paper facility and $50 million outstanding under a revolving credit facility). Of the senior notes, $50 million are due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The fixed-rate senior notes are repayable in amounts of $25 million and $50 million and are due from June 16, 2011, to July 13, 2014. Interest rates range from 4.70 percent to 7.19 percent with a weighted average interest rate of 5.72 percent.

In connection with the asset-backed commercial paper facility, we entered into a revolving agreement in April 2002. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2010, $156.5 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate (3.25 percent at June 30, 2010) from Meredith Funding Corporation.

The revolving agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility has a capacity of up to $100 million and will next renew on March 29, 2011. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender plus a fixed spread. The interest rate was 1.62 percent in June 2010.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 2.95 percent at June 30, 2010. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At June 30, 2010, $50 million was borrowed under this facility. The revolving credit facility expires June 16, 2013.

We believe our debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2010, is as follows:

	Required at June 30, 2010	Actual at June 30, 2010
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.3
Ratio of EBITDA[1] to interest expense	Greater than 2.75	13.0
1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2010.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2010:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$300.0	$50.0	$175.0	$75.0	$—
Debt interest [1]	27.2	10.0	12.8	4.4	—
Broadcast rights [2]	38.5	19.6	17.2	1.7	—
Contingent consideration [3]	34.4	20.9	13.5	—	—
Operating leases	65.7	19.4	15.9	8.3	22.0
Purchase obligations and other [4]	86.9	25.9	30.0	23.5	7.6
Total contractual cash obligations	$552.7	$145.8	$264.4	$112.9	$29.6

1.	Debt interest represents semi-annual interest payments due on fixed-rate notes outstanding at June 30, 2010.
2.	Broadcast rights include $19.6 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2010.
3.
These amounts include contingent acquisition payments. While it is not certain if and /or when these payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

4.	Purchase obligations and other includes expected postretirement benefit payments.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2010, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $49.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 6 to the Consolidated Financial Statements for further discussion of income taxes.

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

Share Repurchase Program

We have maintained a program of Company share repurchases for 22 years. In fiscal 2010, we spent $6.3 million to repurchase an aggregate of 188,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $21.8 million to repurchase an aggregate of 882,000 shares in fiscal 2009 and $150.4 million to repurchase an aggregate of 3,225,000 shares in fiscal 2008. We expect to continue repurchasing shares from time to time subject to market conditions. In May 2008, the Board of Directors approved a share repurchase authorization for 2.0 million shares. As of June 30, 2010, approximately 1.3 million shares were remaining under this authorization for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2010.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend annually for 17 consecutive years. The last increase occurred in January 2010 when the Board of Directors approved the quarterly dividend of 23 cents per share effective with the dividend payable in March 2010. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $0.9 million annually. Dividend payments totaled $41.3 million, or 91 cents per share, in fiscal 2010 compared with $39.7 million, or 88 cents per share, in fiscal 2009, and $37.3 million, or 80 cents per share, in fiscal 2008.

Capital Expenditures

Spending for property, plant, and equipment totaled $24.7 million in fiscal 2010, $23.5 million in fiscal 2009, and $29.6 million in fiscal 2008. Current year spending primarily relates to the initiative to consolidate back-office television station functions such as traffic, master control, accounting, and research into centralized hubs in Atlanta and Phoenix. The spending in the prior two fiscal years related primarily to digital and high definition conversions being completed at all of the Company's broadcast stations and the construction of a new data server room. Prior years spending also included expenditures for local media technical and news equipment, information technology systems and equipment, and improvements to buildings and office facilities. The Company has no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

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

GOODWILL AND INTANGIBLE ASSETS

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. Goodwill and intangible assets totaled $1,041.5 million, or approximately 60 percent of Meredith's total assets, as of June 30, 2010. See Note 4 to the consolidated financial statements for additional information. The impairment analysis of these assets is considered critical because of their significance to the Company and our national media and local media segments.

Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. The determination of fair value requires us to estimate the future cash flows expected to result from the use of the assets. These estimates include assumptions about future revenues (including projections of overall market growth and our share of market), estimated costs, and appropriate discount rates where applicable. Our assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both our short-term financial forecasts and long-term strategic plans. Depending on the assumptions and estimates used, future cash flow projections can vary within a range of outcomes. Changes in key assumptions about the national media and local media businesses and their prospects or changes in market conditions could result in an impairment charge.

In fiscal 2009, the Company recorded a pre-tax non-cash charge of $211.9 million to reduce the carrying value of broadcast FCC licenses and $82.6 million to write-off our local media segment's goodwill.

BROADCAST RIGHTS

Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $8.4 million were included in the Consolidated Balance Sheet at June 30, 2010. In addition, we had entered into contracts valued at $19.6 million not included in the Consolidated Balance Sheet at June 30, 2010, because the related programming was not yet available for airing. Amortization of broadcast rights accounted for 10 percent of local media segment operating expenses in fiscal 2010. Valuation of broadcast rights is considered critical to the local media segment because of the significance of the amortization expense to the segment.

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

Meredith expects to use a long-term rate of return on assets of 8.25 percent in developing fiscal 2011 pension costs, the same as used in fiscal 2010. The fiscal 2011 rate was based on various factors that include but are not limited to the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets earned 16 percent in fiscal 2010. They lost 21 percent in fiscal 2009. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2010, our pension expense would have increased by

$0.5 million.

Meredith expects to use a discount rate of 4.50 percent in developing the fiscal 2011 pension costs, down from a rate of 5.75 percent used in fiscal 2010. If we had decreased the discount rate by 0.5 percent in fiscal 2010, there would have been no effect on our combined pension and postretirement expenses.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have increased postretirement benefit costs by $0.7 million in fiscal 2010.

REVENUE RECOGNITION

Revenues from the newsstand sale of magazines are recorded net of our best estimate of expected product returns. Net revenues from newsstand sales totaled 7 percent of fiscal 2010 national media segment revenues. Allowances for returns are subject to considerable variability. Return allowances may exceed 65 percent for magazines sold on the newsstand. Estimation of these allowances for future returns is considered critical to the national media segment and the Company as a whole because of the potential impact on revenues.

Estimates of returns from magazine newsstand are based on historical experience and current marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

SHARE-BASED COMPENSATION EXPENSE

Meredith has a stock incentive plan that permits us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under the plan are stock options, restricted shares of common stock, and restricted stock units. Share-based compensation expense totaled $10.8 million in fiscal 2010. As of June 30, 2010, unearned compensation cost was $5.5 million for restricted stock and $5.1 million for stock options. These costs will be recognized over weighted average periods of 1.6 years and 1.5 years, respectively.

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

INCOME TAXES

Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 36.6 percent of earnings before income taxes in fiscal 2010. Net deferred tax liabilities totaled $118.4 million, or 11 percent of total liabilities, at June 30, 2010.

We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, any valuation allowances that may be required against deferred tax assets, and reserves for uncertain tax positions.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

Codification—In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (Codification) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to authoritative literature related to a particular topic.

Because the Codification does not change or alter existing GAAP, its adoption did not have any impact on the Company's financial position or results of operations. Its adoption did affect the way the Company references GAAP in its consolidated financial statements and accounting policies.

Fair Value—In September 2006, the FASB issued new guidance that defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The guidance was effective for the Company at the beginning of fiscal year 2009 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company's consolidated financial statements on a recurring basis (at least annually). The guidance for nonfinancial assets and nonfinancial liabilities was effective for the Company at the beginning of the Company's 2010 fiscal year. The implementation of the fair value guidance did not have a material impact on the Company's consolidated financial statements.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The amended guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The Company adopted the new disclosure requirements on January 1, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of the Level 1 and Level 2 disclosure guidance did not have an impact on the Company's consolidated financial position or results of operations.

Pension Assets—In December 2008, the FASB issued new accounting guidance relating to an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Since plan assets measured at fair value are reported net of benefit obligations in an employer's statements of financial position, the disclosures are intended to increase transparency surrounding the types of assets and associated risks in the employer approved benefit plans. Companies are required to disclose information about how investment allocation decisions are made in the plans, the fair value of each major category of plan assets at each annual reporting date for each individual plan, information that would enable users to assess the assumptions and valuation techniques used in the development of the fair value measurements at the reporting date, and information that provides an understanding of significant concentrations of risk in plan assets. The disclosures are not required for earlier periods that are presented for comparative purposes. The new guidance affects disclosures only and therefore the adoption as of June 30, 2010, had no impact on the Company's results of operations or financial position.

Business Combinations—In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this revised business combinations guidance on July 1, 2009. This guidance did not have any impact on the Company's consolidated financial statements upon adoption. The Company expects the guidance to have an impact on its accounting for future business combinations, but the effect will be dependent upon the acquisitions that are made in the future.

Useful Lives of Intangible Assets—In April 2008, the FASB issued authoritative guidance on determination of the useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations or asset acquisitions. This guidance did not have any impact on the Company's consolidated financial statements upon adoption on July 1, 2009. The Company expects it to have an impact on its accounting for future transactions, but the effect will be dependent upon the transactions that are made in the future.

Participating Securities—In June 2008, the FASB issued authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under the guidance, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The Company adopted this authoritative guidance effective July 1, 2009. Its adoption did not have an impact on the consolidated financial statements.

Subsequent Events—On June 30, 2009, the Company adopted guidance issued by the FASB on subsequent events, The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It provides largely the same guidance on subsequent events which previously existed only in auditing literature. The adoption had no impact on the consolidated financial statements as management already followed a similar approach prior to the adoption of this standard.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010.

Revenue Arrangements with Multiple Deliverable—In September 2009, authoritative guidance on revenue arrangements with multiple deliverables was issued. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is assessing the potential impact of this guidance on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2009.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2010, Meredith had $175.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $189.1 million from $187.7 million at June 30, 2010.

At June 30, 2010, $125.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.3 million.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for its television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2010, a 10 percent decrease in interest rates would have resulted in a $0.2 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of earnings (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (as listed in Part IV, Item 15 (a) 2 herein). We also have audited the Company's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (as included in Part II, Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Des Moines, Iowa
August 30, 2010

(This page has been left blank intentionally.)

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

The Audit Committee of the Board of Directors is responsible for reviewing and monitoring the Company's accounting policies, internal controls, and financial reporting practices. The Audit Committee is also directly responsible for the appointment, compensation, and oversight of the Company's independent registered public accounting firm. The Audit Committee consists of four independent directors who meet with the independent registered public accounting firm, management, and internal auditors to review accounting, auditing, and financial reporting matters. To ensure complete independence, the independent registered public accounting firm has direct access to the Audit Committee without the presence of management representatives.

At Meredith, we have always placed a high priority on good corporate governance and will continue to do so in the future.

/s/ Joseph H. Ceryanec

Joseph H. Ceryanec
Vice President-Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2010	2009
(In thousands)
Current assets
Cash and cash equivalents		$48,574	$27,910
Accounts receivable
(net of allowances of $10,980 in 2010 and $13,810 in 2009)		223,630	192,367
Inventories		26,807	28,151
Current portion of subscription acquisition costs		57,917	60,017
Current portion of broadcast rights		5,423	8,297
Other current assets		19,076	23,398
Total current assets		381,427	340,140
Property, plant, and equipment
Land		19,594	19,500
Buildings and improvements		127,043	125,779
Machinery and equipment		286,860	276,376
Leasehold improvements		14,409	14,208
Construction in progress		3,060	9,041
Total property, plant, and equipment		450,966	444,904
Less accumulated depreciation		(263,964)	(253,597)
Net property, plant, and equipment		187,002	191,307
Subscription acquisition costs		55,228	63,444
Broadcast rights		2,977	4,545
Other assets		59,138	45,907
Intangible assets, net		552,210	561,581
Goodwill		489,334	462,379
Total assets		$1,727,316	$1,669,303

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities and Shareholders' Equity	June 30,	2010	2009
(In thousands except per share data)
Current liabilities
Current portion of long-term debt		$50,000	$—
Current portion of long-term broadcast rights payable		9,892	10,560
Accounts payable		109,897	86,381
Accrued expenses
Compensation and benefits		54,203	42,667
Distribution expenses		14,193	12,224
Other taxes and expenses		40,829	26,653
Total accrued expenses		109,225	81,544
Current portion of unearned subscription revenues		159,292	170,731
Total current liabilities		438,306	349,216
Long-term debt		250,000	380,000
Long-term broadcast rights payable		8,961	11,851
Unearned subscription revenues		130,699	148,393
Deferred income taxes		114,240	64,322
Other noncurrent liabilities		96,765	106,138
Total liabilities		1,038,971	1,059,920
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000 shares; none issued		—	—
Common stock, par value $1 per share
Authorized 80,000 shares; issued and outstanding 36,329 shares in 2010 (excluding 31,568 treasury shares) and 35,934 shares in 2009 (excluding 35,086 treasury shares)		36,329	35,934
Class B stock, par value $1 per share, convertible to common stock
Authorized 15,000 shares; issued and outstanding 9,086 shares in 2010 and 9,133 shares in 2009		9,086	9,133
Additional paid-in capital		66,311	53,938
Retained earnings		604,624	542,006
Accumulated other comprehensive loss		(28,005)	(31,628)
Total shareholders' equity		688,345	609,383
Total liabilities and shareholders' equity		$1,727,316	$1,669,303

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Loss)

Years ended June 30,	2010	2009	2008
(In thousands except per share data)
Revenues
Advertising	$781,236	$787,207	$930,598
Circulation	282,480	280,809	300,570
All other	324,014	340,781	321,275
Total revenues	1,387,730	1,408,797	1,552,443
Operating expenses
Production, distribution, and editorial	574,784	646,595	673,607
Selling, general, and administrative	589,664	560,219	590,031
Depreciation and amortization	40,898	42,582	49,153
Impairment of goodwill and other intangible assets	—	294,529	—
Total operating expenses	1,205,346	1,543,925	1,312,791
Income (loss) from operations	182,384	(135,128)	239,652
Interest income	51	656	1,090
Interest expense	(18,584)	(20,777)	(22,390)
Earnings (loss) from continuing operations before income taxes	163,851	(155,249)	218,352
Income taxes	59,888	(52,742)	85,378
Earnings (loss) from continuing operations	103,963	(102,507)	132,974
Income (loss) from discontinued operations, net of taxes	—	(4,577)	1,698
Net earnings (loss)	$103,963	$(107,084)	$134,672

Basic earnings (loss) per share
Earnings (loss) from continuing operations	$2.30	$(2.28)	$2.83
Discontinued operations	—	(0.10)	0.04
Basic earnings (loss) per share	$2.30	$(2.38)	$2.87
Basic average shares outstanding	45,289	45,042	46,928

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$2.28	$(2.28)	$2.79
Discontinued operations	—	(0.10)	0.04
Diluted earnings (loss) per share	$2.28	$(2.38)	$2.83
Diluted average shares outstanding	45,544	45,042	47,585

Dividends paid per share	$0.91	$0.88	$0.80

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2007	$38,970	$9,262	$54,842	$727,628	$2,499	$833,201
Net earnings	—	—	—	134,672	—	134,672
Other comprehensive loss, net	—	—	—	—	(14,018)	(14,018)
Total comprehensive income						120,654
Share-based incentive plan transactions	469	—	13,796	—	—	14,265
Purchases of Company stock	(3,204)	(21)	(23,401)	(123,751)	—	(150,377)
Share-based compensation	—	—	7,885	—	—	7,885
Conversion of Class B to common stock	60	(60)	—	—	—	—
Dividends paid, 80 cents per share
Common stock	—	—	—	(29,963)	—	(29,963)
Class B stock	—	—	—	(7,381)	—	(7,381)
Tax benefit from incentive plans	—	—	(429)	—	—	(429)
Balance at June 30, 2008	36,295	9,181	52,693	701,205	(11,519)	787,855
Net loss	—	—	—	(107,084)	—	(107,084)
Other comprehensive loss, net	—	—	—	—	(20,109)	(20,109)
Total comprehensive loss						(127,193)
Share-based incentive plan transactions	472	—	3,806	—	—	4,278
Purchases of Company stock	(879)	(2)	(12,287)	(8,633)	—	(21,801)
Share-based compensation	—	—	10,220	—	—	10,220
Conversion of Class B to common stock	46	(46)	—	—	—	—
Dividends paid, 88 cents per share
Common stock	—	—	—	(31,675)	—	(31,675)
Class B stock	—	—	—	(8,055)	—	(8,055)
Tax benefit from incentive plans	—	—	(494)	—	—	(494)
Adoption of ETIF 06-10, net of taxes	—	—	—	(2,637)	—	(2,637)
Adoption of SFAS 158, net of tax	—	—	—	(1,115)	—	(1,115)
Balance at June 30, 2009	35,934	9,133	53,938	542,006	(31,628)	609,383
Net earnings	—	—	—	103,963	—	103,963
Other comprehensive income, net	—	—	—	—	3,623	3,623
Total comprehensive income						107,586
Share-based incentive plan transactions	536	—	9,037	—	—	9,573
Purchases of Company stock	(187)	(1)	(6,086)	—	—	(6,274)
Share-based compensation	—	—	10,836	—	—	10,836
Conversion of Class B to common stock	46	(46)	—	—	—	—
Dividends paid, 91cents per share
Common stock	—	—	—	(33,056)	—	(33,056)
Class B stock	—	—	—	(8,289)	—	(8,289)
Tax benefit from incentive plans	—	—	(1,414)	—	—	(1,414)
Balance at June 30, 2010	$36,329	$9,086	$66,311	$604,624	$(28,005)	$688,345

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2010	2009	2008
(In thousands)
Cash flows from operating activities
Net earnings (loss)	$103,963	$(107,084)	$134,672
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	31,527	32,941	35,370
Amortization	9,371	9,648	14,192
Share-based compensation	10,836	10,220	7,885
Deferred income taxes	42,413	(53,333)	20,527
Amortization of broadcast rights	22,561	25,121	26,511
Payments for broadcast rights	(21,676)	(25,275)	(26,672)
Net gain from dispositions of assets, net of taxes	(2,908)	(1,205)	(2,340)
Provision for write-down of impaired assets	5,466	300,131	9,666
Excess tax benefits from share-based payments	(606)	(906)	(1,475)
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	(31,263)	38,778	38,128
Inventories	(103)	15,305	3,185
Other current assets	4,322	(5,851)	(36)
Subscription acquisition costs	8,514	(7,537)	15,965
Other assets	962	(2,742)	(87)
Accounts payable	17,683	(4,408)	(2,836)
Accrued expenses and other liabilities	32,748	(31,287)	(11,261)
Unearned subscription revenues	(29,133)	(14,009)	(26,185)
Other noncurrent liabilities	(13,026)	2,413	20,755
Net cash provided by operating activities	191,651	180,920	255,964
Cash flows from investing activities
Acquisitions of businesses	(27,505)	(6,218)	(73,645)
Additions to property, plant, and equipment	(24,721)	(23,475)	(29,620)
Proceeds from dispositions of assets	—	636	7,855
Net cash used in investing activities	(52,226)	(29,057)	(95,410)
Cash flows from financing activities
Proceeds from issuance of long-term debt	160,000	145,000	335,000
Repayments of long-term debt	(240,000)	(250,000)	(325,000)
Purchases of Company stock	(6,274)	(21,801)	(150,377)
Proceeds from common stock issued	9,573	4,278	14,265
Dividends paid	(41,345)	(39,730)	(37,344)
Excess tax benefits from share-based payments	606	906	1,475
Other	(1,321)	(250)	(149)
Net cash used in financing activities	(118,761)	(161,597)	(162,130)
Net increase (decrease) in cash and cash equivalents	20,664	(9,734)	(1,576)
Cash and cash equivalents at beginning of year	27,910	37,644	39,220
Cash and cash equivalents at end of year	$48,574	$27,910	$37,644

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2010	2009	2008
(In thousands)
Supplemental disclosures of cash flow information
Cash paid
Interest	$15,629	$20,350	$22,407
Income taxes	16,832	13,097	56,463
Non-cash transactions
Broadcast rights financed by contracts payable	18,118	19,359	24,500
Fair value of equipment received in Nextel exchange	2,908	2,621	1,875

See accompanying Notes to Consolidated Financial Statements

(This page has been left blank intentionally.)

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations—Meredith Corporation (Meredith or the Company) is a diversified media company focused primarily on the home and family marketplace. The Company has two segments: national media and local media. Prior to fiscal 2010, the national media group was called the publishing group and the local media group was called the broadcasting group. Other than changing the names of the segments, there have been no changes in the basis of segmentation since June 30, 2009. The national media segment includes magazine publishing, integrated marketing, interactive media, brand licensing, database-related activities, and other related operations. The Company's broadcasting operations include 12 network-affiliated television stations, one AM radio station, related interactive media operations, and video production related operations. Meredith's operations are diversified geographically within the United States (U.S.) and the Company has a broad customer base.

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

Accounts Receivable—The Company's accounts receivable are primarily due from advertisers. Credit is extended to clients based on an evaluation of each client's creditworthiness and financial condition; collateral is not required. The Company maintains allowances for uncollectible accounts, rebates, rate adjustments, returns, and discounts. The allowance for uncollectible accounts is based on the aging of such receivables and any known specific collectability exposures. Accounts are written off when deemed uncollectible. Allowances for rebates, rate adjustments, returns, and discounts are generally based on historical experience and current market conditions. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse clients and individually small balances.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined on the last-in first-out (LIFO) basis for paper and on the first-in first-out or average basis for all other inventories.

Subscription Acquisition Costs—Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $6.7 million at June 30, 2010, and $7.8 million at June 30, 2009. There were no material write-downs of capitalized direct-response advertising costs in any of the fiscal years in the three-year period ended June 30, 2010.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $31.5 million in fiscal 2010, $32.9 million in fiscal 2009, and $35.0 million in fiscal 2008.

In 2006, Sprint Nextel Corporation (Nextel) was granted the right from the Federal Communications Commission (FCC) to claim from broadcasters a portion of the broadcast spectrum. In order to claim this signal, Nextel had to replace all analog equipment using this spectrum with digital equipment. The Company recorded a $2.7 million gain in fiscal 2010, $2.5 million gain in fiscal 2009, and a $1.8 million gain in fiscal 2008 in the selling, general, and administrative line on the Consolidated Statements of Earnings (Loss) that represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Impairments in unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the accompanying Consolidated Statements of Earnings (Loss). Impairments in unamortized costs were $0.6 million in fiscal 2010. There were no impairments to unamortized costs in fiscal 2009 or fiscal 2008. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Intangible Assets and Goodwill—Amortizable intangible assets consist primarily of network affiliation agreements, advertiser relationships, and customer lists. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Network affiliation agreements are amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions (generally 25 to 40 years from the original acquisition date). Other intangible assets are amortized over their estimated useful lives, ranging from three to seven years.

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

Goodwill and certain other intangible assets (FCC broadcast licenses and trademarks), which have indefinite lives, are not amortized but tested for impairment annually or more often if circumstances indicate a possible impairment exists. We also assess, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives. The impairment tests are based on a fair-value approach. The estimated fair values of these assets are determined by developing discounted future cash flow analyses.

Additional information regarding intangible assets and goodwill including a discussion of an impairment charge taken in fiscal 2009 on local media FCC licenses and goodwill is provided in Note 4.

Impairment of Long-lived Assets—Long-lived assets (primarily property, plant, and equipment and amortizable intangible assets) are reviewed for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. The Company recorded impairment of $0.6 million in fiscal 2008 on the Hartford, Connecticut station building that was vacated in fiscal 2007. The fiscal 2008 impairments are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss). Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Derivative Financial Instruments—Meredith generally does not engage in derivative or hedging activities, except to hedge interest rate risk. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In fiscal 2007, we entered into interest rate swap agreements with counterparties that are major financial institutions. These swaps expired on December 31, 2009. These agreements effectively fix the variable rate cash flow on $100 million of our revolving credit facility. We designated and accounted for the interest rate swaps as cash flow hedges. The effective portion of the change in the fair value of interest rate swaps was reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) was subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings (Loss) as the hedged item in the same period that the hedge transaction affected net earnings. During the three fiscal years ended June 30, 2010, the interest rate swap agreements were considered effective hedges and there were no gains or losses recognized in earnings for hedge ineffectiveness.

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

Advertising Expenses—The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings (Loss) were $87.6 million in fiscal 2010, $90.7 million in fiscal 2009, and $98.1 million in fiscal 2008.

Share-Based Compensation—The Company establishes fair value for its equity awards to determine their cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock, restricted stock units, and shares issued under the Company's employee stock purchase plan. See Note 10 for additional information related to share-based compensation expense.

Income Taxes—The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when such a change is enacted.

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

Pensions and Postretirement Benefits Other Than Pensions—Retirement benefits are provided to employees through pension plans sponsored by the Company. Pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years. It is the Company's policy to fund the qualified pension plans to at least the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is the Company's policy to fund postretirement benefits as claims are paid. Additional information is provided in Note 7.

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

Earnings (Loss) Per Share—Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average common and Class B shares outstanding. Diluted earnings (loss) per share is calculated similarly but includes the dilutive effect, if any, of the assumed exercise of securities, including the effect of shares issuable under the Company's share-based incentive plans. Loss amounts per share consider only basic shares outstanding due to the antidilutive effect of adding shares.

Adopted Accounting Pronouncements—In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (Codification) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to authoritative literature related to a particular topic.

Because the Codification does not change or alter existing GAAP, its adoption did not have any impact on the Company's financial position or results of operations. Its adoption did affect the way the Company references GAAP in its consolidated financial statements and accounting policies.

In September 2006, the FASB issued new guidance that defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The guidance was effective for the Company at the beginning of fiscal year 2009 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company's consolidated financial statements on a recurring basis (at least annually). The guidance for nonfinancial assets and nonfinancial liabilities was effective for the Company at the beginning of the Company's 2010 fiscal year. The implementation of the fair value guidance did not have a material impact on the Company's consolidated financial statements.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The amended guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The Company adopted the new disclosure requirements on January 1, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of the Level 1 and Level 2 disclosure guidance did not have an impact on the Company's consolidated financial position or results of operations.

In December 2008, the FASB issued new accounting guidance relating to an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Since plan assets measured at fair value are reported net of benefit obligations in an employer's statements of financial position, the disclosures are intended to increase transparency surrounding the types of assets and associated risks in the employer approved benefit plans. Companies are required to disclose information about how investment allocation decisions are made in the plans, the fair value of each major category of plan assets at each annual reporting date for each individual plan, information that would enable users to assess the assumptions and valuation techniques used in the development of the fair value measurements at the reporting date, and information that provides an understanding of significant concentrations of risk in plan assets. The disclosures are not required for earlier periods that are presented for comparative purposes. The new guidance affects disclosures only and therefore the adoption as of June 30, 2010, had no impact on the Company's results of operations or financial position.

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

On June 30, 2009, the Company adopted guidance issued by the FASB on subsequent events, The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It provides largely the same guidance on subsequent events which previously existed only in auditing literature. The adoption had no impact on the consolidated financial statements as management already followed a similar approach prior to the adoption of this standard.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010.

Pending Accounting Pronouncements—In September 2009, authoritative guidance on revenue arrangements with multiple deliverables was issued. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is assessing the potential impact of this guidance on our financial position and results of operations.

2.  Acquisitions and Investments, Restructurings, Dispositions, and Discontinued Operations

Acquisitions and Investments
In fiscal 2010, the Company paid $27.5 million primarily for contingent purchase price payments related to prior years' acquisitions and a minority investment in The Hyperfactory. In fiscal 2009, the Company paid $6.2 million primarily for a minority investment in Real Girls Media Network, contingent purchase price payments related to prior years' acquisitions, and the purchase of Internet domain names.

In fiscal 2008, the Company paid $73.6 million for the initial purchase price of Directive Corporation and Big Communications and for contingent purchase price payments related to fiscal 2006 and 2007 acquisitions. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and other intangible assets. Definite-lived intangible assets recorded are amortized using the straight-line method for periods not exceeding 20 years. The fair value of assets acquired in conjunction with the acquisition of businesses in fiscal 2008 was $79.9 million, the cash paid (net of cash acquired) was $73.6 million and liabilities assumed were $6.3 million.

For certain acquisitions, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of June 30, 2010, the Company estimates that aggregate actual accruals for contingent payments will range from approximately $7.0 million to $23.5 million; the most likely estimate being approximately $13.5 million. The maximum amount of contingent payments the sellers may receive over the next three years is $78.7 million. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingencies are resolved. For the years ended June 30, 2010 and 2009, the Company recognized additional consideration of $27.0 million and $13.8 million, respectively, which increased goodwill.

Restructuring
In March 2010, the Company committed to the realignment of its national media group's digital operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $1.7 million for severance costs related to the involuntary termination of employees, which is recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss). The plan affected approximately 30 employees. The majority of severance costs will be paid out over the next 9 months.

In December 2009, in response to the recessionary economy and the related decreases in consumer and advertising spending, management committed to a performance improvement plan to reposition our special interest media operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $5.5 million, including severance costs of $2.2 million and the write-off of deferred subscription acquisition costs of $1.8 million, which are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss), and the write-off of manuscript and art inventory of $1.5 million, which is recorded in the production, distribution, and editorial line in the Consolidated Statements of Earnings (Loss). Severance costs relate to the involuntary termination of employees. The plan affected approximately 45 employees. The majority of severance costs will be paid out over the next 6 months.

In fiscal 2010, the Company recorded a $2.7 million reversal of excess restructuring accruals previously accrued by the Company in prior fiscal years. This credit to operating expenses is recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss).

In June 2009, management committed to additional steps against its performance improvement plan that included plans to centralize certain functions across Meredith's television stations and limited workforce reductions in the national media segment. In connection with these steps, the Company recorded a pre-tax restructuring charge in the fourth quarter of fiscal 2009 of $5.5 million including severance and benefit costs of $5.1 million, and the write-down of certain fixed assets at the television stations of $0.4 million. These charges are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss). The plan affected approximately 100 employees.

In December 2008, in response to a weakening economy and a widespread advertising downturn, management committed to additional actions against our previously announced performance improvement plan that included a companywide workforce reduction, the closing of Country Home magazine, and relocation of certain creative functions. In connection with this plan, the Company recorded a restructuring charge of $15.8 million, including severance costs of $10.0 million, the write-down of various assets of Country Home magazine of $5.6 million, and other accruals of $0.2 million. The majority of the asset write-down charge related to the write-off of deferred subscription acquisition costs. Severance costs related to the involuntary termination of employees. The Country Home charges are recorded in discontinued operations as discussed below. The remaining charges are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss). The plan affected approximately 275 employees.

The Company undertook restructuring plans for Meredith Books in the fourth quarter of fiscal 2008. Book restructuring charges recorded in the production, distribution, and editorial line in the Consolidated Statements of Earnings (Loss) included the write-down of inventory and prepaid editorial expenses of $4.5 million in fiscal 2008. Book restructuring charges recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss) include the write-down of book prepaid royalty expenses and severance and benefit costs of $7.6 million in fiscal 2008. The Company also recorded $4.0 million in severance and benefit costs in fiscal 2008 for other Company personnel. The restructuring affected approximately 95 employees in fiscal 2008.

Details of changes in the Company's restructuring accrual are as follows:

Twelve Months Ended June 30,	2010	2009
(In thousands)
Balance at beginning of year	$9,894	$1,876
Severance accrual	3,922	15,063
Other accruals	—	182
Cash payments	(5,608)	(7,227)
Reversal of excess accrual and other	(2,670)	—
Balance at end of year	$5,538	$9,894

Dispositions and Discontinued Operations
In December 2008, the Company announced the closing of Country Home magazine, effective with the March 2009 issue. Of the $15.8 million in restructuring charges recorded in the second quarter of fiscal 2008 as discussed above, $6.8 million related to Country Home magazine. These fiscal 2009 charges are reflected in the costs and expenses line in the following table of discontinued operations.

In April 2008, the Company completed its sale of WFLI, the CW affiliate serving the Chattanooga, Tennessee market. This sale resulted in a loss of $0.2 million.

In March 2007, management committed to a restructuring plan that included the discontinuation of the print operations of Child magazine. In fiscal 2008, the Company reversed a portion of the Child restructuring charge as a result of changes in the estimated net costs for vacated lease space and employee severance. The reversal in fiscal 2008 is reflected in the cost and expenses line in the following table of discontinued operations.

The results of Country Home magazine, the print operations of Child magazine, and the television station WFLI have been segregated from continuing operations and reported as discontinued operations for all periods presented. Amounts applicable to discontinued operations that have been reclassified in the Consolidated Statements of Earnings (Loss) are as follows:

Years ended June 30,	2009	2008
(In thousands except per share data)
Revenues	$16,828	$35,336
Costs and expenses	(24,330)	(32,203)
Loss on disposal	—	(351)
Earnings (loss) before income taxes	(7,502)	2,782
Income taxes	2,925	(1,084)
Income (loss) from discontinued operations	$(4,577)	$1,698
Income (loss) per share from discontinued operations
Basic	$(0.10)	$0.04
Diluted	(0.10)	0.04

3.  Inventories

Inventories consist of paper stock, books, and editorial content. Of total net inventory values, 54 percent at June 30, 2010, and 41 percent at June 30, 2009, were determined using the LIFO method. LIFO inventory expense (income) included in the Consolidated Statements of Earnings (Loss) was $(4.6) million in fiscal 2010, $(0.7) million in fiscal 2009, and $2.7 million in fiscal 2008.

June 30,	2010	2009
(In thousands)
Raw materials	$16,773	$18,322
Work in process	10,652	15,554
Finished goods	3,148	2,604
	30,573	36,480
Reserve for LIFO cost valuation	(3,766)	(8,329)
Inventories	$26,807	$28,151

4.  Intangibles Assets and Goodwill

Intangible assets consist of the following:

June 30,	2010			2009
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media group
Noncompete agreements	$480	$(338)	$142	$480	$(224)	$256
Advertiser relationships	18,400	(13,143)	5,257	18,400	(10,515)	7,885
Customer lists	9,230	(3,570)	5,660	9,230	(2,252)	6,978
Other	3,544	(2,596)	948	3,544	(2,177)	1,367
Local media group
Network affiliation agreements	218,559	(102,859)	115,700	218,559	(97,967)	120,592
Total	$250,213	$(122,506)	127,707	$250,213	$(113,135)	137,078
Intangible assets not subject to amortization
National media group
Internet domain names			996			996
Trademarks			124,431			124,431
Local media group
FCC licenses			299,076			299,076
Total			424,503			424,503
Intangibles assets, net			$552,210			$561,581

Amortization expense was $9.4 million in fiscal 2010, $9.6 million in fiscal 2009, and $14.2 million in fiscal 2008. Future amortization expense for intangible assets is expected to be as follows:  $9.3 million in fiscal 2011, $9.0 million in fiscal 2012, $6.3 million in fiscal 2013, $6.0 million in fiscal 2014, and $5.6 million in fiscal 2015.

Changes in the carrying amount of goodwill were as follows:

(In thousands)	National Media	Local Media	Total
Balance at June 30, 2008	$449,734	$82,598	$532,332
Acquisitions	13,813	—	13,813
Impairment	—	(82,598)	(82,598)
Adjustments	(1,168)	—	(1,168)
Balance at June 30, 2009	462,379	—	462,379
Acquisitions	26,955	—	26,955
Balance at June 30, 2010	$489,334	$—	$489,334

Included in additions to goodwill in fiscal 2010 is $27.0 million and in fiscal 2009 is $13.8 million of contingent consideration accrued or paid in connection with prior years' acquisitions. See Note 2 for further discussion of contingent payments related to acquisitions.

Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2010, and 2008. No impairments were recorded as a result of those reviews. In fiscal 2009, the Company performed its annual impairment testing as of May 31, 2009. While our stock price had increased over 150 percent from its low earlier in fiscal 2009, worsening local media business conditions, including further deterioration in the local advertising market, lowered future cash flow projections. This evaluation resulted in the carrying values of our local media stations' goodwill and certain of their FCC licenses having carrying values that exceeded their estimated fair values. As a result, the Company recorded a pre-tax non-cash impairment charge of $211.9 million to reduce the carrying value of FCC licenses and $82.6 million to write-off our local media segment's goodwill in fiscal 2009. The Company recorded an income tax benefit of $109.4 million related to these charges.

5.  Long-term Debt

Long-term debt consists of the following:

June 30,	2010	2009
(In thousands)
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million, due 3/29/2011	$75,000	$80,000
Revolving credit facility of $150 million, due 6/16/2013	50,000	125,000

Private placement notes
4.70% senior notes, due 7/1/2010	—	75,000
4.70% senior notes, due 6/16/2011	50,000	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
6.70% senior notes, due 7/13/2013	50,000	—
7.19% senior notes, due 7/13/2014	25,000	—
Total long-term debt	300,000	380,000
Current portion of long-term debt	(50,000)	—
Long-term debt	$250,000	$380,000

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ended June 30,
(In thousands)
2011	$50,000
2012	50,000
2013	125,000
2014	50,000
2015	25,000
Total long-term debt	$300,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement in April 2002. Under this agreement the Company currently sells all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2010, $156.5 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at June 30, 2010, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed commercial paper facility renews next on March 29, 2011. The interest rate on the asset-backed commercial paper program changes monthly and is based on a fixed spread over the average commercial paper cost to the lender. The interest rate was 1.62 percent in June 2010.

In June 2010, the revolving credit facility was replaced in a non-cash transaction with a new revolving credit facility that had substantially the same terms and conditions as the previous credit facility. The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 2.95 percent at June 30, 2010. At June 30, 2010, $50 million was borrowed under this facility. The revolving credit facility expires on June 16, 2013.

Interest rates on the private placement notes range from 4.70 percent to 7.19 percent at June 30, 2010. The weighted average interest rate on the private placement notes outstanding at June 30, 2010, was 5.72 percent.

All of the Company's debt agreements include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at June 30, 2010, follows:

	Required at June 30, 2010	Actual at June 30, 2010
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.3
Ratio of EBITDA[1] to interest expense	Greater than 2.75	13.0
1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2010.

Interest expense related to long-term debt totaled $17.3 million in fiscal 2010, $20.2 million in fiscal 2009, and $21.8 million in fiscal 2008.

At June 30, 2010, Meredith had credit available under the asset-backed commercial paper program of up to $25 million (depending on levels of accounts receivable) and had $100 million of credit available under the revolving credit facility with an option to request up to another $150 million. The commitment fee for the asset-backed commercial paper facility ranges from 0.60 to 0.65 percent of the unused commitment based on utilization levels. The commitment fee for the revolving credit facility ranges from 0.250 to 0.625 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2010 were not material.

6.  Income Taxes

The following table shows income tax expense (benefit) attributable to earnings from continuing operations:

Years ended June 30,	2010	2009	2008
(In thousands)
Currently payable
Federal	$13,395	$3,862	$55,204
State	4,435	(1,844)	9,647
	17,830	2,018	64,851
Deferred
Federal	40,446	(45,407)	17,288
State	1,612	(9,353)	3,239
	42,058	(54,760)	20,527
Income taxes	$59,888	$(52,742)	$85,378

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2010	2009	2008
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	3.8	4.6	3.4
Adjustment to deferred tax assets and liabilities for
enacted changes in tax laws and rates	(2.2)	—	—
Impairment charge (federal impact)	—	(3.2)	—
Other	—	(2.4)	0.7
Effective income tax rate	36.6%	34.0%	39.1%

Fiscal 2010 results included a benefit of $3.0 million reflecting a favorable adjustment made to deferred income tax liabilities as a result of state and local legislation enacted during the first quarter, a benefit of $1.9 million due to the resolution of a tax contingency, and a benefit of $2.5 million due to federal and state statutes of limitations expiring. Excluding these benefits of $7.4 million, the fiscal 2010 effective tax rate was 41.1 percent. This rate is higher than the fiscal 2009 rate of 40.7 percent excluding the benefit of the impairment charge, due primarily to accruals for tax contingencies. The lower effective tax rate in fiscal 2009 as compared to fiscal 2008 is primarily due to the tax effect of the impairment charge for local media goodwill. Absent the impairment charge, the effective tax rate for fiscal 2009 of 40.7 percent was higher than in the prior year primarily due to accruals for tax contingencies. The fiscal 2009 state effective rate excluding the impairment charge was 3.0 percent.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2010	2009
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$17,444	$13,770
Compensation and benefits	39,499	41,123
Indirect benefit of uncertain state and foreign tax positions	10,668	12,148
All other assets	3,827	5,859
Total deferred tax assets	71,438	72,900
Valuation allowance	(839)	(625)
Net deferred tax assets	70,599	72,275
Deferred tax liabilities
Subscription acquisition costs	43,824	30,225
Accumulated depreciation and amortization	115,646	84,810
Gains from dispositions	21,813	21,607
All other liabilities	7,680	9,267
Total deferred tax liabilities	188,963	145,909
Net deferred tax liability	$118,364	$73,634

The Company's deferred tax assets are more likely than not to be fully realized except for a valuation allowance of $839,000 that was recorded for capital losses booked in fiscal 2010. The capital loss pertaining to the valuation allowance of $625,000 at June 30, 2009, expired in fiscal 2010. The net current portions of deferred tax assets and liabilities are included in accrued expenses-other taxes and expenses at June 30, 2010 and 2009, in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(In thousands)
Balance at June 30, 2008	$52,823
Increases in tax positions for prior years	5,455
Decreases in tax positions for prior years	(4,498)
Increases in tax positions for current year	5,791
Settlements	(165)
Lapse in statute of limitations	(6,257)
Balance at June 30, 2009	53,149
Increases in tax positions for prior years	1,781
Decreases in tax positions for prior years	(1,859)
Increases in tax positions for current year	5,491
Settlements	(1,025)
Lapse in statute of limitations	(15,178)
Balance at June 30, 2010	$42,359

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $21.2 million as of June 30, 2010, and $17.6 million as of June 30, 2009. The uncertain tax benefit recognized during fiscal 2010 from lapse in statute of limitations that related to income tax positions on temporary differences was $14.0 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $7.0 million and $10.5 million as of June 30, 2010, and 2009, respectively. The fiscal 2010 net reduction of the accrual for accrued interest and penalties was $3.5 million.

The total amount of unrecognized tax benefits at June 30, 2010, may change significantly within the next 12 months, decreasing by an estimated range of $8.5 million to $20.5 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company's federal tax returns have been audited through fiscal 2002, are closed by expiration of the statute of limitations for fiscal 2003, 2004, and 2005, and remain subject to audit for fiscal years beyond fiscal 2005. Fiscal 2006 and fiscal 2007 are currently under examination. The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2005.

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

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $13.5 million in fiscal 2010, $8.1 million in fiscal 2009, and $7.9 million in fiscal 2008. Fiscal 2010 contribution expense included $5.4 million that was a special one-time contribution authorized by the Company's Board of Directors based on the Company achieving certain operating profit targets in fiscal 2010.

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

Obligations and Funded Status
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	Pension		Postretirement
June 30,	2010	2009	2010	2009
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$104,009	$99,340	$14,819	$15,886
Effect of eliminating early measurement date	—	1,969	—	(2)
Service cost	8,568	8,632	422	461
Interest cost	5,777	5,721	907	980
Participant contributions	—	—	839	811
Plan amendments	—	82	—	—
Actuarial loss (gain)	6,543	(741)	1,325	(929)
Benefits paid (including lump sums)	(7,948)	(10,994)	(2,378)	(2,388)
Benefit obligation, end of year	$116,949	$104,009	$15,934	$14,819

Change in plan assets
Fair value of plan assets, beginning of year	$95,401	$121,007	$—	$—
Effect of eliminating early measurement date	—	714	—	—
Actual return on plan assets	15,475	(26,181)	—	—
Employer contributions	10,648	10,855	1,539	1,577
Participant contributions	—	—	839	811
Benefits paid (including lump sums)	(7,948)	(10,994)	(2,378)	(2,388)
Fair value of plan assets, end of year	$113,576	$95,401	$—	$—

Under funded status, end of year	$(3,373)	$(8,608)	$(15,934)	$(14,819)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

Fair value measurements for pension assets as of June 30, 2010, follow:

June 30, 2010	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Investments in registered investment companies	$112,942	$68,217	$44,725	$—
Pooled separate accounts	634	—	634	—
Total assets at fair value	$113,576	$68,217	$45,359	$—

Refer to Note 13 for a discussion of the three levels in the hierarchy of fair values.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
June 30,	2010	2009	2010	2009
(In thousands)
Other assets
Prepaid benefit cost	$12,515	$3,834	$—	$—
Accrued expenses-compensation and benefits
Accrued benefit liability	(1,026)	(1,156)	(1,160)	(1,255)
Other noncurrent liabilities
Accrued benefit liability	(14,862)	(11,286)	(14,774)	(13,564)
Net amount recognized, end of year	$(3,373)	$(8,608)	$(15,934)	$(14,819)

The accumulated benefit obligation for all defined benefit pension plans was $104.1 million and $95.2 million at June 30, 2010 and 2009, respectively.

The following table provides information about pension plans with projected benefit obligations in excess of plan assets:

June 30,	2010	2009
(In thousands)
Projected benefit obligation	$15,961	$12,503
Fair value of plan assets	74	62

The following table provides information about pension plans with accumulated benefit obligations in excess of plan assets:

June 30,	2010	2009
(In thousands)
Accumulated benefit obligation	$12,605	$10,130
Fair value of plan assets	74	62

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings (Loss) were as follows:

	Pension			Postretirement
Years ended June 30,	2010	2009	2008	2010	2009	2008
(In thousands)
Components of net periodic benefit costs
Service cost	$8,568	$8,632	$7,715	$422	$461	$463
Interest cost	5,777	5,721	4,962	907	980	945
Expected return on plan assets	(8,152)	(9,324)	(9,855)	—	—	—
Prior service cost amortization	853	839	592	(736)	(736)	(736)
Actuarial loss amortization	4,926	533	177	—	—	22
Settlement charge	(94)	93	—	—	—	—
Net periodic benefit costs	$11,878	$6,494	$3,591	$593	$705	$694

Amounts recognized in the accumulated other comprehensive loss component of shareholders' equity for Company-sponsored plans were as follows:

June 30, 2010	Pension	Postretirement	Total
(In thousands)
Unrecognized net actuarial losses, net of taxes	$28,163	$962	$29,125
Unrecognized prior service credit (costs), net of taxes	785	(2,209)	(1,424)
Total	$28,948	$(1,247)	$27,701

During fiscal 2011, the Company expects to recognize as part of its net periodic benefit costs approximately $4.7 million of net actuarial losses, $0.4 million of prior-service costs for the pension plans, and $0.7 million of prior service credit for the postretirement plan that are included, net of taxes, in the accumulated other comprehensive loss component of shareholders' equity at June 30, 2010.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension		Postretirement
June 30,	2010	2009	2010	2009
Weighted average assumptions
Discount rate	4.50%	5.75%	5.00%	6.20%
Rate of compensation increase - year one	4.50%	0.00%	4.50%	0.00%
Rate of compensation increase - subsequent years	4.50%	4.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	9.00%	7.50%
Ultimate level	NA	NA	5.00%	5.00%
Years to ultimate level	NA	NA	8 yrs	5 yrs
NA-Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension			Postretirement
Years ended June 30,	2010	2009	2008	2010	2009	2008
Weighted average assumptions
Discount rate	5.75%	5.80%	5.70%	6.20%	6.25%	5.80%
Expected return on plan assets	8.25%	8.25%	8.25%	NA	NA	NA
Rate of compensation increase - year one	0.00%	4.50%	4.50%	0.00%	4.50%	4.50%
Rate of compensation increase - subsequent years	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	NA	7.50%	8.00%	8.00%
Ultimate level	NA	NA	NA	5.00%	5.00%	5.00%
Years to ultimate level	NA	NA	NA	5 yrs	6 yrs	3 yrs
NA-Not applicable

The Nonbargaining Plan fiscal 2010 pension cost was remeasured on January 1, 2010, to reflect a $9.5 million contribution made to the trust on December 30, 2009. Meredith changed the discount rate assumption to 5.25% for the remeasurement.

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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2010	$45	$(38)
Effect on postretirement benefit obligation as of June 30, 2010	676	(568)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	2010 Allocation		2009 Allocation
June 30,	Target	Actual	Target	Actual
Domestic equity securities	45%	42%	45%	45%
Fixed income investments	30%	34%	30%	31%
International equity securities	15%	14%	15%	14%
Global equity securities	10%	10%	10%	10%
Fair value of plan assets	100%	100%	100%	100%

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

Equity securities did not include any Meredith Corporation common or Class B stock at June 30, 2010 or 2009.

Cash Flows
Although we do not have a minimum funding requirement for the pension plans in fiscal 2011, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2011. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $1.2 million to its postretirement plan in fiscal 2011.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits	Postretirement Benefits
(In thousands)
2011	$17,585	$1,160
2012	11,879	1,139
2013	11,375	1,141
2014	13,343	1,163
2015	12,783	1,103
2016-2020	68,311	6,240

Other
On July 1, 2008, the Company adopted the provisions of accounting guidance related to accounting for deferred compensation and postretirement benefit aspects of collateral assignment split-dollar life insurance arrangements, which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The adoption resulted in a $2.9 million ($2.6 million, net of tax) reduction to the opening balance of retained earnings. The net periodic pension cost for fiscal 2010 and 2009 was $172,000 and $177,000, respectively, and the accrued liability at June 30, 2010 and 2009, was $3.2 million and $2.8 million, respectively.

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

Years ended June 30,	2010	2009	2008
(In thousands except per share data)
Earnings (loss) from continuing operations	$103,963	$(102,507)	$132,974
Basic average shares outstanding	45,289	45,042	46,928
Dilutive effect of stock options and equivalents	255	—	657
Diluted average shares outstanding	45,544	45,042	47,585
Earnings (loss) per share from continuing operations
Basic	$2.30	$(2.28)	$2.83
Diluted	2.28	(2.28)	2.79

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

In addition, antidilutive options excluded from the above calculations totaled 4,471,400 options for the year ended June 30, 2010 ($42.98 weighted average exercise price), 5,055,600 options for the year ended June 30, 2009 ($41.87 weighted average exercise price), and 2,033,500 options for the year ended June 30, 2008 ($50.43 weighted average exercise price).

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

Repurchases under these authorizations were as follows:

Years ended June 30,	2010	2009	2008
(In thousands)
Number of shares	188	882	3,225
Cost at market value	$6,274	$21,801	$150,377

As of June 30, 2010, authorization to repurchase approximately 1.3 million shares remained.

10.  Common Stock and Share-based Compensation Plans

As of June 30, 2010, Meredith had an employee stock purchase plan and a stock incentive plan, both of which were shareholder-approved. A more detailed description of these plans follows. Compensation expense recognized for these plans was $10.8 million in fiscal 2010, $10.2 million in fiscal 2009, and $7.9 million in fiscal 2008. The total income tax benefit recognized in earnings was $4.1 million in fiscal 2010, $3.8 million in fiscal 2009, and $2.9 million in fiscal 2008.

Employee Stock Purchase Plan

Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. One million common shares are authorized and approximately 330,000 shares remain available for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using the Black-Scholes option-pricing model. The term of the option is three months, the term of the offering period. The expected stock price volatility was approximately 26 percent in fiscal 2010, 17 percent in fiscal 2009, and 17 percent in fiscal 2008. Information about the shares issued under this plan is as follows:

Years ended June 30,	2010	2009	2008
Shares issued (in thousands)	123	174	108
Average fair value	$4.90	$3.23	$6.80
Average purchase price	24.73	16.33	34.50
Average market price	31.47	21.64	40.59

Stock Incentive Plan

Meredith has a stock incentive plan that permits the Company to issue up to 3.8 million shares in the form of stock options, restricted stock, stock equivalent units, restricted stock units, performance shares, and performance cash awards to key employees and directors of the Company. An additional 3.5 million shares was authorized in November 2009. Approximately 4.8 million shares are available for future awards under the plan as of June 30, 2010. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the interests of employees with those of shareholders.

The Company has awarded restricted shares of common stock to eligible key employees and to non-employee directors under the plan. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards generally vest over three or five years. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are amortized over the vesting periods. The Company's restricted stock activity during the year ended June 30, 2010, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2009	143	$43.81
Granted	187	28.58
Vested	(32)	29.08
Forfeited	(9)	30.59
Nonvested at June 30, 2010	289	34.81	$8,996

As of June 30, 2010, there was $4.2 million of unearned compensation cost related to restricted stock granted under the plan. That cost is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2010, 2009, and 2008 was $28.58, $21.74, and $53.44, respectively. The total fair value of shares vested during the years ended June 30, 2010, 2009, and 2008, was $0.9 million, $0.5 million, and $0.6 million, respectively.

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

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2010:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value
(Units in thousands)
Balance at June 30, 2009	132	$36.67
Additions	11	33.20
Converted to common stock	(17)	30.36
Balance at June 30, 2010	126	37.24

The total intrinsic value of stock equivalent units converted to common stock was zero for the years 2010 and 2009, compared to $0.4 million for 2008.

In fiscal 2009, the Company awarded performance-based restricted stock to eligible key employees under the plan. These shares of performance-based restricted stock will vest only if the Company attains a specified return on equity goal for the subsequent three-year period. The awards were recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial value of the grant net of estimated forfeitures is being amortized over the vesting period, as vesting is currently considered probable. If in the future the stated target is no longer probable of being met, any recognized compensation would be reversed. The Company's performance-based restricted stock activity during the year ended June 30, 2010, was as follows:

Performance-based Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2009	172	$28.60
Granted	—	—
Forfeited	(7)	29.23
Nonvested at June 30, 2010	165	28.55	$5,126

As of June 30, 2010, there was $1.2 million of unearned compensation cost related to performance-based restricted stock granted under the plan. That cost is expected to be recognized over a weighted average period of 1.1 years. No performance-based restricted stock was granted in 2010.

In fiscal 2009 and fiscal 2008, the Company awarded performance-based restricted stock units to eligible key employees under the plan. These restricted stock units will vest only if the Company attains specified earnings per share goals for the subsequent three-year period. The awards were recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are being amortized over a three-year vesting period.

The Company's restricted stock unit activity during the year ended June 30, 2010, was as follows:

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Units and Aggregate Intrinsic Value in thousands)
Nonvested at July 1, 2009	61	$53.65
Forfeited	(60)	53.77
Nonvested at June 30, 2010	1	47.14	$31
Nonvested units expected to vest	1	47.14	31

As of June 30, 2010, there was $9,000 of unearned compensation cost related to restricted stock units granted in January 2008 under the plan. That cost is expected to be recognized over a weighted average period of 0.6 years. The restricted stock units granted in August 2007 did not vest and were forfeited on June 30, 2010. The weighted average grant date fair value of restricted stock units granted during the year ended June 30, 2008 was $53.69. During the year ended June 30, 2008, 30,924 restricted stock units vested. No restricted stock units vested during the years ended June 30, 2010 and 2009.

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

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options and Aggregate Intrinsic Value in thousands)
Outstanding July 1, 2009	5,166	$41.19
Granted	1,271	28.56
Exercised	(202)	28.29
Forfeited	(339)	36.41
Outstanding June 30, 2010	5,896	39.19	5.71 years	$6,906
Exercisable June 30, 2010	3,337	44.52	3.61 years	883

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

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2010	2009	2008
Risk-free interest rate	3.0-3.3%	2.2-3.5%	4.0-4.7%
Expected dividend yield	3.09%	2.39%	1.24%
Expected option life	6-8 yrs	6-8 yrs	6-8 yrs
Expected stock price volatility	25-26%	17-18%	17-19%
Weighted average stock price volatility	25.96%	17.06%	17.24%

The weighted average grant date fair value of options granted during the years ended June 30, 2010, 2009, and 2008, was $6.29, $4.90, and $14.18, respectively. The total intrinsic value of options exercised during the years ended June 30, 2010 and 2008, was $1.1 million and $3.6 million, respectively. There were no options exercised in 2009. As of June 30, 2010, there was $5.1 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2010 and 2008, was $5.7 million and $10.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.4 million and $1.4 million, respectively, for the years ended June 30, 2010 and 2008.

11.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $18.3 million in fiscal 2010, $17.1 million in fiscal 2009, and $17.6 million in fiscal 2008.

Below are the minimum rental commitments at June 30, 2010, under all noncancelable operating leases due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2011	$19,421
2012	10,199
2013	5,716
2014	4,387
2015	3,945
Later years	22,005
Total minimum rentals	$65,673

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2011. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable contracts amounted to $19.6 million at June 30, 2010. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, was $18.7 million at June 30, 2010.

The table shows broadcast rights payments due in succeeding fiscal years:

Years ending June 30,	Recorded Commitments	Unavailable Rights
(In thousands)
2011	$9,892	$9,683
2012	4,655	6,433
2013	3,558	2,562
2014	748	883
2015	—	80
Later years	—	—
Total amounts payable	$18,853	$19,641

For certain acquisitions the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets agreed to in the respective acquisition agreements. See Note 2 for further details on contingent payments.

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

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

	Minimum Pension/Post Retirement Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2007	$1,670	$829	$2,499
Current-year adjustments, pretax	(19,545)	(3,467)	(23,012)
Tax expense	7,643	1,351	8,994
Other comprehensive loss	(11,902)	(2,116)	(14,018)
Balance at June 30, 2008	(10,232)	(1,287)	(11,519)
Current-year adjustments, pretax	(33,020)	54	(32,966)
Tax expense	12,878	(21)	12,857
Other comprehensive loss	(20,142)	33	(20,109)
Balance at June 30, 2009	(30,374)	(1,254)	(31,628)
Current-year adjustments, pretax	3,884	2,055	5,939
Tax expense	(1,515)	(801)	(2,316)
Other comprehensive income	2,369	1,254	3,623
Balance at June 30, 2010	$(28,005)	$—	$(28,005)

13.  Fair Value Measurement

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Specifically, it establishes a hierarchy prioritizing the use of inputs in valuation techniques. The defined levels within the hierarchy are as follows:

• Level 1
Quoted prices (unadjusted) in active markets for identical assets or liabilities;
• Level 2
Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
• Level 3
Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The carrying amount and estimated fair value of broadcast rights payable were $18.9 million and $18.0 million, respectively, as of June 30, 2010, and $22.4 million and $20.3 million, respectively, as of June 30, 2009. The fair value of broadcast rights payable was determined using the present value of future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $300.0 million and $312.7 million, respectively, as of June 30, 2010, and $380.0 million and $376.7 million, respectively, as of June 30, 2009. The fair value of long-term debt was determined using the present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

As of June 30, 2010, the Company had assets related to its qualified pension plans measured at fair value. The required disclosures regarding such assets are presented within Note 7. The Company does not have any other assets or liabilities recognized at fair value.

14.  Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media and local media. The national media segment includes magazine publishing, integrated marketing, interactive media, brand licensing, database-related activities, and other related operations. The local media segment consists primarily of the operations of network-affiliated television stations. Virtually all of the Company's revenues are generated in the U.S. and all of the assets reside within the U.S. There are no material intersegment transactions.

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets is the local media impairment charge taken in fiscal 2009 of $294.5 million and the amortization of broadcast rights in the local media segment. Broadcast rights amortization totaled $22.6 million in fiscal 2010, $25.1milion in fiscal 2009, and $26.8 million in fiscal 2008.

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

The following table presents financial information by segment:

Years ended June 30,	2010	2009	2008
(In thousands)
Revenues
National media	$1,105,368	$1,134,261	$1,233,838
Local media	282,362	274,536	318,605
Total revenues	$1,387,730	$1,408,797	$1,552,443

Operating profit
National media	$167,423	$151,017	$188,341
Local media	52,910	(257,774)	77,860
Unallocated corporate	(37,949)	(28,371)	(26,549)
Income (loss) from operations	$182,384	$(135,128)	$239,652

Depreciation and amortization
National media	$14,406	$15,433	$20,373
Local media	24,417	25,180	26,655
Unallocated corporate	2,075	1,969	2,125
Total depreciation and amortization	$40,898	$42,582	$49,153

Assets
National media	$992,574	$964,615	$988,370
Local media	609,218	603,659	926,785
Unallocated corporate	125,524	101,029	144,465
Total assets	$1,727,316	$1,669,303	$2,059,620

Capital expenditures
National media	$2,277	$3,860	$8,260
Local media	18,807	14,731	16,605
Unallocated corporate	3,637	4,884	4,755
Total capital expenditures	$24,721	$23,475	$29,620

15.  Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$271,604	$261,175	$284,585	$288,004	$1,105,368
Local media	60,811	75,680	68,758	77,113	282,362
Total revenues	$332,415	$336,855	$353,343	$365,117	$1,387,730
Operating profit
National media	$38,593	$31,774	$50,865	$46,191	$167,423
Local media	2,400	17,063	12,828	20,619	52,910
Unallocated corporate	(9,411)	(11,627)	(7,224)	(9,687)	(37,949)
Income from operations	$31,582	$37,210	$56,469	$57,123	$182,384

Earnings from continuing operations	$18,341	$18,954	$33,299	$33,369	$103,963
Discontinued operations	—	—	—	—	—
Net earnings	$18,341	$18,954	$33,299	$33,369	$103,963

Basic earnings per share
Earnings from continuing operations	$0.41	$0.42	$0.73	$0.74	$2.30
Net earnings	0.41	0.42	0.73	0.74	2.30

Diluted earnings per share
Earnings from continuing operations	0.40	0.42	0.73	0.73	2.28
Net earnings	0.40	0.42	0.73	0.73	2.28

Dividends per share	0.225	0.225	0.230	0.230	0.910

Year ended June 30, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$293,667	$276,908	$280,320	$283,366	$1,134,261
Local media	70,403	84,376	57,274	62,483	274,536
Total revenues	$364,070	$361,284	$337,594	$345,849	$1,408,797
Operating profit (loss)
National media	$33,890	$23,208	$47,971	$45,948	$151,017
Local media	10,696	22,329	1,348	(292,147)	(257,774)
Unallocated corporate	(6,435)	(9,587)	(5,959)	(6,390)	(28,371)
Income (loss) from operations	$38,151	$35,950	$43,360	$(252,589)	$(135,128)

Earnings (loss) from continuing operations	$19,068	$17,403	$24,874	$(163,852)	$(102,507)
Discontinued operations	(431)	(4,860)	554	160	(4,577)
Net earnings (loss)	$18,637	$12,543	$25,428	$(163,692)	$(107,084)

Basic earnings (loss) per share
Earnings (loss) from continuing operations	$0.42	$0.39	$0.55	$(3.64)	$(2.28)
Net earnings (loss)	0.41	0.28	0.56	(3.64)	(2.38)

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	0.42	0.39	0.55	(3.64)	(2.28)
Net earnings (loss)	0.41	0.28	0.56	(3.64)	(2.38)

Dividends per share	0.215	0.215	0.225	0.225	0.880

As a result of changes in shares outstanding during the year, the sum of the four quarters' earnings (loss) per share may not necessarily equal the loss per share for the year.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2010	2009	2008	2007	2006	2005
(In thousands except per share data)
Results of operations
Revenues	$1,387,730	$1,408,797	$1,552,443	$1,579,723	$1,521,201	$1,177,346
Costs and expenses	1,164,448	1,206,814	1,263,638	1,251,082	1,215,211	921,894
Depreciation and amortization	40,898	42,582	49,153	45,015	45,124	34,976
Nonrecurring items	—	294,529	—	—	—	—
Income (loss) from operations	182,384	(135,128)	239,652	283,626	260,866	220,476
Net interest expense	(18,533)	(20,121)	(21,300)	(25,596)	(29,227)	(19,002)
Nonoperating income (expense)	—	—	—	—	—	—
Income taxes	59,888	(52,742)	85,378	92,020	90,339	77,948
Earnings (loss) from continuing operations	103,963	(102,507)	132,974	166,010	141,300	123,526
Discontinued operations	—	(4,577)	1,698	(3,664)	3,492	4,623
Cumulative effect of change in
accounting principle	—	—	—	—	—	893
Net earnings (loss)	$103,963	$(107,084)	$134,672	$162,346	$144,792	$129,042
Basic per share information
Earnings (loss) from continuing operations	$2.30	$(2.28)	$2.83	$3.46	$2.87	$2.48
Discontinued operations	—	(0.10)	0.04	(0.08)	0.07	0.09
Cumulative effect of change in
accounting principle	—	—	—	—	—	0.02
Net earnings (loss)	$2.30	$(2.38)	$2.87	$3.38	$2.94	$2.59
Diluted per share information
Earnings (loss) from continuing operations	$2.28	$(2.28)	$2.79	$3.38	$2.79	$2.41
Discontinued operations	—	(0.10)	0.04	(0.07)	0.07	0.09
Cumulative effect of change in
accounting principle	—	—	—	—	—	0.02
Net earnings (loss)	$2.28	$(2.38)	$2.83	$3.31	$2.86	$2.52
Average diluted shares outstanding	45,544	45,042	47,585	49,108	50,610	51,220
Other per share information
Dividends	$0.91	$0.88	$0.80	$0.69	$0.60	$0.52
Stock price-high	38.08	31.31	62.50	63.41	56.83	55.51
Stock price-low	23.61	10.60	28.01	45.04	46.50	44.51
Financial position at June 30,
Current assets	$381,427	$340,140	$403,090	$452,640	$431,520	$304,495
Working capital	(56,879)	(9,076)	(40,047)	(34,389)	(32,426)	(134,585)
Total assets	1,727,316	1,669,303	2,059,620	2,089,951	2,040,675	1,491,308
Long-term obligations (including
current portion)	318,853	402,411	513,327	505,653	601,499	285,884
Shareholders' equity	688,345	609,383	787,855	833,201	698,104	651,827
Number of employees at June 30,	3,115	3,276	3,572	3,166	3,161	2,706
Comparable basis reporting[1]
Earnings (loss) from continuing operations	$103,963	$(102,507)	$132,974	$166,010	$141,300	$123,526
Adjustment for goodwill and other intangible assets add back
assets amortization add back, net of taxes	—	—	—	—	—	—
Adjusted earnings (loss) from
continuing operations	$103,963	$(102,507)	$132,974	$166,010	$141,300	$123,526
Adjusted earnings (loss) from
continuing operations
Per basic share	$2.30	$(2.28)	$2.83	$3.46	$2.87	$2.48
Per diluted share	2.28	(2.28)	2.79	3.38	2.79	2.41

1.
Meredith adopted accounting guidance on goodwill and other intangible assets effective July 1, 2002. Comparable basis reporting assumes the provisions of this guidance eliminating the amortization of goodwill and certain intangible assets were effective in all periods.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA (continued)

Years ended June 30,	2004	2003	2002	2001	2000
(In thousands except per share data)
Results of operations
Revenues	$1,120,298	$1,038,478	$951,639	$1,005,346	$1,050,212
Costs and expenses	900,988	849,564	797,771	820,914	833,935
Depreciation and amortization	35,223	36,312	53,620	51,546	52,329
Nonrecurring items	—	—	—	25,308	23,096
Income (loss) from operations	184,087	152,602	100,248	107,578	140,852
Net interest expense	(22,501)	(27,209)	(32,589)	(31,901)	(33,751)
Nonoperating income (expense)	—	(1,551)	63,812	21,477	—
Income taxes	62,509	47,898	50,854	37,524	48,462
Earnings (loss) from continuing operations	99,077	75,944	80,617	59,630	58,639
Discontinued operations	4,882	5,714	5,070	6,701	7,172
Cumulative effect of change in
accounting principle	—	(85,749)	—	—	—
Net earnings (loss)	$103,959	$(4,091)	$85,687	$66,331	$65,811
Basic per share information
Earnings (loss) from continuing operations	$1.97	$1.53	$1.63	$1.19	$1.14
Discontinued operations	0.10	0.11	0.10	0.14	0.14
Cumulative effect of change in
accounting principle	—	(1.72)	—	—	—
Net earnings (loss)	$2.07	$(0.08)	$1.73	$1.33	$1.28
Diluted per share information
Earnings (loss) from continuing operations	$1.91	$1.48	$1.57	$1.16	$1.11
Discontinued operations	0.09	0.11	0.10	0.13	0.14
Cumulative effect of change in
accounting principle	—	(1.67)	—	—	—
Net earnings (loss)	$2.00	$(0.08)	$1.67	$1.29	$1.25
Average diluted shares outstanding	51,926	51,276	51,230	51,354	52,774
Other per share information
Dividends	$0.43	$0.37	$0.35	$0.33	$0.31
Stock price-high	55.94	47.75	45.00	38.97	42.00
Stock price-low	43.65	33.42	26.50	26.75	22.37
Financial position at June 30,
Current assets	$314,014	$268,429	$272,211	$291,082	$288,799
Working capital	(56,736)	(28,682)	(35,195)	(80,324)	(69,902)
Total assets	1,465,927	1,431,824	1,460,264	1,437,747	1,439,773
Long-term obligations (including
current portion)	332,953	419,574	429,331	505,758	541,146
Shareholders' equity	609,971	517,763	525,489	462,582	391,965
Number of employees at June 30,	2,696	2,633	2,569	2,616	2,703
Comparable basis reporting[1]
Earnings (loss) from continuing operations	$99,077	$75,944	$80,617	$59,630	$58,639
Adjustment for goodwill and other intangible
assets amortization add back, net of taxes	—	—	11,998	12,106	12,103
Adjusted earnings (loss) from
continuing operations	$99,077	$75,944	$92,615	$71,736	$70,742
Adjusted earnings (loss) from
continuing operations
Per basic share	$1.97	$1.53	$1.87	$1.44	$1.38
Per diluted share	1.91	1.48	1.81	1.40	1.34

1.
Meredith adopted accounting guidance on goodwill and other intangible assets effective July 1, 2002. Comparable basis reporting assumes the provisions of the guidance eliminating the amortization of goodwill and certain intangible assets were effective in all periods.

NOTES TO ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

General

Prior years are reclassified to conform to the current-year presentation.

Significant acquisitions occurred in July 2005 with the purchase of the G+J Consumer Titles; in December 2002 with the acquisition of the American Baby Group; and in June 2002 with the exchange of WOFL and WOGX for KPTV.

Long-term obligations include broadcast rights payable and Company debt associated with continuing operations.

Shareholders' equity includes temporary equity where applicable.

Earnings from continuing operations

Fiscal 2009 nonrecurring expense represented an impairment charge related to FCC licenses and local media goodwill.
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
Fiscal 2000 nonrecurring items represented charges for asset write-downs, contractual obligations, and personnel costs associated with the decision to exit certain national media operations and other restructuring activities.

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
Fiscal 2000 to fiscal 2004 included the results of the discontinued operations of Country Home magazine.

Changes in accounting principles

Fiscal 2005 reflected the adoption of share-based payment accounting guidance.
Fiscal 2003 reflected the adoption of goodwill and other intangible assets accounting guidance.

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2010
Reserve for doubtful accounts	$10,999	$4,315	$—	$(8,551)	$6,763
Reserve for returns	2,811	12,058	—	(10,652)	4,217
Total	$13,810	$16,373	$—	$(19,203)	$10,980
Fiscal year ended June 30, 2009
Reserve for doubtful accounts	$11,109	$3,319	$—	$(3,429)	$10,999
Reserve for returns	12,835	12,495	—	(22,519)	2,811
Total	$23,944	$15,814	$—	$(25,948)	$13,810
Fiscal year ended June 30, 2008
Reserve for doubtful accounts	$10,248	$6,530	$—	$(5,669)	$11,109
Reserve for returns	10,754	34,123	—	(32,042)	12,835
Total	$21,002	$40,653	$—	$(37,711)	$23,944

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of June 30, 2010. On the basis of this evaluation, Meredith's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of that evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2010.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 42.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2010, under the captions "Election of Directors," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance," and in Part I of this Form 10-K beginning on page 9 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2010, under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2010, under the captions "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The following table sets forth information with respect to the Company's common stock that may be issued under all equity compensation plans of the Company in existence as of June 30, 2010. All of the equity compensation plans for which information is included in the following table have been approved by shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans
approved by shareholders	6,021,279	$39.15	5,110,174
Equity compensation plans not
approved by shareholders	None	NA	None
Total	6,021,279	$39.15	5,110,174
NA - Not applicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2010, under the captions "Related Person Transaction Policy and Procedures" and "Corporate Governance - Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2010, under the caption "Audit Committee Disclosure" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 41 (Item 8).

(a)	Financial Statements, Financial Statement Schedule, and Exhibits

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2010 and 2009
Consolidated Statements of Earnings (Loss) for the Years Ended June 30, 2010, 2009, and 2008
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the Years Ended June 30, 2010, 2009, and 2008
Notes to Consolidated Financial Statements
Eleven-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2010, 2009, and 2008

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

4.1
Note Purchase Agreement dated as of June 16, 2008, among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. First amendment dated as of July 13, 2009, to the aforementioned agreement is incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

4.2
Note Purchase Agreement dated as of July 13, 2009, among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

4.3
Credit Agreement dated June 16, 2010, among Meredith Corporation and a group of banks including Bank of America, N.A., as Administrative Agent and L/C Issuer is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 18, 2010.

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

10.9	Meredith Corporation 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.*

10.10
Form of Restricted Stock Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.*

10.11
Form of Restricted Stock Award Agreement (performance based) between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to the Company's Current Report on Form 8-K filed August 18, 2008.*

10.12
Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.13
Letter employment agreement dated February 14, 2005, between Meredith Corporation and Paul A. Karpowicz is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 10, 2005. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.*

10.14
Employment Agreement dated January 20, 2006, and re-executed August 24, 2009, between Meredith Corporation and Stephen M. Lacy is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed November 10, 2009.*

10.15
Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.*

10.16
Letter employment agreement dated September 26, 2008, between Meredith Corporation and Joseph H. Ceryanec is incorporated herein by reference to the Company's Current Report on Form 8-K filed October 1, 2008. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.*

10.17	Separation Agreement and Release dated August 1, 2010, between Meredith Corporation and John H. (Jack) Griffin, Jr.*

10.18
Receivables Sale Agreement dated as of April 9, 2002 among Meredith Corporation, as Sole Initial Originator and Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation), as buyer is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002. Receivables Purchase Agreement dated as of April 9, 2002 among Meredith Funding Corporation, as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Corporation, The Financial Institutions from time to time party hereto and Bank One, NA (Main Office Chicago), as Agent, is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002. Eighth amendment to the aforementioned agreements is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009. Ninth amendment to the aforementioned agreements is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009. Eleventh amendment to the aforementioned agreements is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009. Twelfth amendment to the aforementioned agreements is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010.

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

MEREDITH CORPORATION
By /s/ John S. Zieser
John S. Zieser, Chief Development Officer/ General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph H. Ceryanec	/s/ Stephen M. Lacy
Joseph H. Ceryanec, Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)	Stephen M. Lacy, Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ D. Mell Meredith Frazier	/s/ Mary Sue Coleman
D. Mell Meredith Frazier, Vice Chairman of the Board and Director	Mary Sue Coleman, Director

/s/ James R. Craigie	/s/ Alfred H. Drewes
James R. Craigie, Director	Alfred H. Drewes, Director

/s/ Frederick B. Henry	/s/ Joel W. Johnson
Frederick B. Henry, Director	Joel W. Johnson, Director

/s/ Philip A. Marineau	/s/ Elizabeth E. Tallett
Philip A. Marineau, Director	Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of August 30, 2010.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.17	Separation Agreement and Release dated August 1, 2010, between Meredith Corporation and John H. (Jack) Griffin, Jr. *

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

E-1