Form 10-Q
period 2010-09-30
MEREDITH CORP
filed 2010-10-27
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2010
Common shares	36,492,402
Class B shares	9,064,003
Total common and Class B shares	45,556,405

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	September 30, 2010	June 30, 2010
(In thousands)
Current assets
Cash and cash equivalents	$21,663	$48,574
Accounts receivable, net	231,960	223,630
Inventories	25,100	26,807
Current portion of subscription acquisition costs	57,607	57,917
Current portion of broadcast rights	14,985	5,423
Other current assets	16,746	19,076
Total current assets	368,061	381,427
Property, plant, and equipment	451,103	450,966
Less accumulated depreciation	(268,275)	(263,964)
Net property, plant, and equipment	182,828	187,002
Subscription acquisition costs	53,749	55,228
Broadcast rights	2,454	2,977
Other assets	53,074	59,138
Intangible assets, net	556,022	552,210
Goodwill	498,388	489,334
Total assets	$1,714,576	$1,727,316

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$50,000	$50,000
Current portion of long-term broadcast rights payable	18,849	9,892
Accounts payable	68,645	109,897
Accrued expenses and other liabilities	113,658	109,225
Current portion of unearned subscription revenues	161,199	159,292
Total current liabilities	412,351	438,306
Long-term debt	235,000	250,000
Long-term broadcast rights payable	8,591	8,961
Unearned subscription revenues	126,451	130,699
Deferred income taxes	122,008	114,240
Other noncurrent liabilities	104,479	96,765
Total liabilities	1,008,880	1,038,971
Shareholders' equity
Series preferred stock	—	—
Common stock	36,492	36,329
Class B stock	9,064	9,086
Additional paid-in capital	67,660	66,311
Retained earnings	619,828	604,624
Accumulated other comprehensive loss	(27,348)	(28,005)
Total shareholders' equity	705,696	688,345
Total liabilities and shareholders' equity	$1,714,576	$1,727,316

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

Three Months Ended September 30,	2010	2009
(In thousands except per share data)
Revenues
Advertising	$205,503	$191,816
Circulation	66,928	69,879
All other	71,991	70,720
Total revenues	344,422	332,415
Operating expenses
Production, distribution, and editorial	143,633	151,093
Selling, general, and administrative	143,402	139,637
Depreciation and amortization	9,787	10,103
Total operating expenses	296,822	300,833
Income from operations	47,600	31,582
Interest income	11	10
Interest expense	(3,522)	(5,041)
Earnings before income taxes	44,089	26,551
Income taxes	(18,382)	(8,210)
Net earnings	$25,707	$18,341

Basic earnings per share	$0.57	$0.41
Basic average shares outstanding	45,483	45,158

Diluted earnings per share	$0.56	$0.40
Diluted average shares outstanding	45,748	45,317

Dividends paid per share	$0.230	$0.225

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2010	$36,329	$9,086	$66,311	$604,624	$(28,005)	$688,345
Net earnings	—	—	—	25,707	—	25,707
Other comprehensive income, net	—	—	—	—	657	657
Total comprehensive income						26,364
Share-based incentive plan transactions	313	—	4,433	—	—	4,746
Purchases of Company stock	(152)	(20)	(5,351)	—	—	(5,523)
Share-based compensation	—	—	3,167	—	—	3,167
Conversion of Class B to common stock	2	(2)	—	—	—	—
Dividends paid
Common stock	—	—	—	(8,418)	—	(8,418)
Class B stock	—	—	—	(2,085)	—	(2,085)
Tax benefit from incentive plans	—	—	(900)	—	—	(900)
Balance at September 30, 2010	$36,492	$9,064	$67,660	$619,828	$(27,348)	$705,696

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended September 30,	2010	2009
(In thousands)
Cash flows from operating activities
Net earnings	$25,707	$18,341
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	7,299	7,755
Amortization	2,488	2,348
Share-based compensation	3,167	4,112
Deferred income taxes	7,593	5,560
Amortization of broadcast rights	4,413	6,164
Payments for broadcast rights	(4,866)	(5,605)
Gain from dispositions of assets	—	(962)
Excess tax benefits from share-based payments	(228)	(67)
Changes in assets and liabilities	(18,451)	(8,603)
Net cash provided by operating activities	27,122	29,043
Cash flows from investing activities
Acquisitions of businesses	(25,020)	(5,124)
Additions to property, plant, and equipment	(2,910)	(8,101)
Net cash used in investing activities	(27,930)	(13,225)
Cash flows from financing activities
Proceeds from issuance of long-term debt	12,500	75,000
Repayments of long-term debt	(27,500)	(95,000)
Purchases of Company stock	(5,523)	(18)
Dividends paid	(10,503)	(10,209)
Proceeds from common stock issued	4,746	713
Excess tax benefits from share-based payments	228	67
Other	(51)	(22)
Net cash used in financing activities	(26,103)	(29,469)
Net decrease in cash and cash equivalents	(26,911)	(13,651)
Cash and cash equivalents at beginning of period	48,574	27,910
Cash and cash equivalents at end of period	$21,663	$14,259

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

The condensed consolidated financial statements as of September 30, 2010, and for the three months ended September 30, 2010 and 2009, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2010, filed with the United States Securities and Exchange Commission (SEC).

Recently Adopted Accounting Standards—In September 2009, authoritative guidance on revenue arrangements with multiple deliverables was issued. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The Company adopted this guidance for revenue arrangements entered into or materially modified on or after July 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

2. Acquisition

Effective July 1, 2010, Meredith, acquired the remaining 80.01 percent of the outstanding common shares of The Hyperfactory Limited International (Hyperfactory). The results of Hyperfactory operations have been included in the consolidated financial statements since that date. Hyperfactory is an international mobile marketing company with operations in New Zealand, the United States, Australia, India, and Hong Kong. The acquisition-date fair value of the consideration transferred totaled $15.0 million, which consisted of $9.1 million of cash and $5.9 million of contingent consideration.

The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the acquisition agreement. None of the contingent consideration is dependent on the continued employment of the sellers. As of September 30, 2010, the Company estimates that future aggregate contingent payments will range from approximately $3.4 million to $7.4 million. The maximum amount of contingent payments the sellers may receive over the next two years is $26.0 million. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement as defined in Note 7.

As a result of the acquisition, the assets and liabilities consisting primarily of accounts receivable, identifiable intangible assets, accounts payable, contingent consideration, and other accrued expenses are now reflected in the consolidated balance sheet. The consolidated financial statements reflect the preliminary allocations of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.

The Company is in the process of obtaining a third-party valuation of intangible assets and contingent consideration; thus the provisional measurements of intangible assets, goodwill, contingent consideration, and deferred income tax balances are subject to change. Trade names, an indefinite-lived asset, has been provisionally assigned a value of $0.4 million. Definite-lived intangible assets include technology of $3.4 million (7 year useful life) and customer lists of $2.5 million (10 year useful life). Goodwill, with a provisionally assigned value of $9.1 million, is attributable to expected synergies and the assembled workforce of Hyperfactory. As noted, the fair value of the acquired assets and liabilities is provisional pending receipt of the final valuation report.
Hyperfactory is subject to the legal and regulatory requirements, including but not limited to those related to taxation, in each of the jurisdictions in the countries in which it operates. The Company has conducted a preliminary assessment of liabilities arising in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisition of Hyperfactory for all identified liabilities in accordance with the business combinations guidance. However, the Company is continuing its review of these matters during the measurement period, and if new information is obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.
Prior to the July 1, 2010, acquisition date, the Company owned a 19.99 percent of Hyperfactory and accounted for its interest as a cost-method investment. The acquisition-date fair value of the previous equity interest was $4.5 million, and is included in the measurement of consideration transferred. The Company did not recognize a gain or loss as a result of remeasuring its prior equity interest in Hyperfactory held before the business combination.
The impact of the acquisition is not material to the Company's results of operations; therefore, pro forma financial information has not been provided. Acquisition related costs were expensed by the Company in the current period. Acquisition related costs were not material to the Company's results of operations.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 58 percent are under the last-in first-out (LIFO) method at September 30, 2010, and 54 percent at June 30, 2010.

(In thousands)	September 30, 2010	June 30, 2010
Raw materials	$16,170	$16,773
Work in process	11,513	10,652
Finished goods	2,283	3,148
	29,966	30,573
Reserve for LIFO cost valuation	(4,866)	(3,766)
Inventories	$25,100	$26,807

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2010			June 30, 2010
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media group
Noncompete agreements	$480	$(365)	$115	$480	$(338)	$142
Advertiser relationships	18,400	(13,800)	4,600	18,400	(13,143)	5,257
Customer lists	11,730	(4,050)	7,680	9,230	(3,570)	5,660
Other	6,944	(2,697)	4,247	3,544	(2,596)	948
Local media group
Network affiliation agreements	218,559	(104,082)	114,477	218,559	(102,859)	115,700
Total	$256,113	$(124,994)	131,119	$250,213	$(122,506)	127,707
Intangible assets not
subject to amortization
National media group
Internet domain names			996			996
Trademarks			124,831			124,431
Local media group
FCC licenses			299,076			299,076
Total			424,903			424,503
Intangible assets, net			$556,022			$552,210

Amortization expense was $2.5 million for the three months ended September 30, 2010. Annual amortization expense for intangible assets is expected to be as follows: $9.9 million in fiscal 2011, $9.6 million in fiscal 2012, $6.9 million in fiscal 2013, $6.6 million in fiscal 2014, and $6.2 million in fiscal 2015.

For certain acquisitions consummated prior to July 1, 2009, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of September 30, 2010, the Company estimates that future aggregate contingent payments will range from approximately $7.4 million to $23.6 million; the most likely estimate being $20.6 million. The maximum amount of contingent payments the sellers may receive over the next two years is $78.7 million. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingencies are resolved. No additional consideration was accrued in the three-month periods ended September 30, 2010 and 2009.

Changes in the carrying amount of goodwill were as follows:

Three Months Ended September 30,	2010			2009
(In thousands)	National Media Group	Local Media Group	Total	National Media Group	Local Media Group	Total
Balance at beginning of period	$489,334	$—	$489,334	$462,379	$—	$462,379
Acquisitions	9,054	—	9,054	—	—	—
Balance at end of period	$498,388	$—	$498,388	$462,379	$—	$462,379

5. Restructuring Accrual

Changes in the Company's restructuring accrual are as follows:

Three Months Ended September 30,	2010	2009
(In thousands)
Balance at beginning of period	$5,538	$9,894
Cash payments	(1,007)	(1,564)
Other	—	(68)
Balance at end of period	$4,531	$8,262

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2010	June 30, 2010
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million, due 3/29/2011	$75,000	$75,000
Revolving credit facility of $150 million, due 6/16/2013	35,000	50,000

Private placement notes
4.70% senior notes, due 6/16/2011	50,000	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
Total long-term debt	285,000	300,000
Current portion of long-term debt	(50,000)	(50,000)
Long-term debt	$235,000	$250,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At September 30, 2010, $162.3 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at September 30, 2010, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed commercial paper facility is expected to next renew on March 29, 2011.

7. Fair Value Measurement

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

The carrying amount and estimated fair value of broadcast rights payable were $27.4 million and $26.4 million, respectively, as of September 30, 2010, and $18.9 million and $18.0 million, respectively, as of June 30, 2010. The fair value of broadcast rights payable was determined using the present value of future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $285.0 million and $297.9 million, respectively, as of September 30, 2010, and $300.0 million and $312.7 million, respectively, as of June 30, 2010. The fair value of long-term debt was determined using the present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

8. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Pension		Postretirement
Three Months Ended September 30,	2010	2009	2010	2009
(In thousands)
Service cost	$2,412	$2,100	$119	$106
Interest cost	1,324	1,478	198	227
Expected return on plan assets	(2,172)	(1,785)	—	—
Prior service cost amortization	93	214	(184)	(184)
Actuarial loss amortization	1,167	1,622	—	—
Net periodic benefit costs	$2,824	$3,629	$133	$149

9. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings, changes in the fair value of interest rate swap agreements, and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended September 30, 2010 and 2009, was $26.4 million and $18.9 million, respectively.

10. Earnings per Share

The following table presents the calculations of earnings per share:

Three Months ended September 30,	2010	2009
(In thousands except per share data)
Net earnings	$25,707	$18,341
Basic average shares outstanding	45,483	45,158
Dilutive effect of stock options and equivalents	265	159
Diluted average shares outstanding	45,748	45,317
Basic earnings per share	$0.57	$0.41
Diluted earnings per share	0.56	0.40

For the three months ended September 30, antidilutive options excluded from the above calculations totaled 5,945,000 in 2010 (with a weighted average exercise price of $39.09) and 5,557,000 in 2009 (with a weighted average exercise price of $40.45).

In the three months ended September 30, 2010 and 2009, options were exercised to purchase 147,550 and 5,100 shares, respectively.

11. Segment Information

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media group and local media group. There have been no changes in the basis of segmentation since June 30, 2010. There are no material intersegment transactions.

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

The following table presents financial information by segment:

Three Months Ended September 30,	2010	2009
(In thousands)
Revenues
National media group	$268,397	$271,604
Local media group	76,025	60,811
Total revenues	$344,422	$332,415

Operating profit
National media group	$39,048	$38,593
Local media group	16,728	2,400
Unallocated corporate	(8,176)	(9,411)
Income from operations	$47,600	$31,582

Depreciation and amortization
National media group	$3,354	$3,507
Local media group	5,928	6,122
Unallocated corporate	505	474
Total depreciation and amortization	$9,787	$10,103

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. The national media group consists of magazine publishing, interactive media, integrated marketing, brand licensing, database-related activities, and other related operations. The local media group consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video-related operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media group accounted for 78 percent of the Company's $344.4 million in revenues in the first three months of fiscal 2011 while local media group revenues represented 22 percent.

NATIONAL MEDIA GROUP

Advertising revenues made up 51 percent of national media group's first quarters' revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 25 percent of national media group's first three months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 24 percent of national media group's revenues came from a variety of activities that included the sale of integrated marketing products and services and books as well as brand licensing, and other related activities. National media group's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA GROUP

The local media group derives almost all of its revenues—91 percent in the first quarter of fiscal 2011—from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media group's major expense categories are employee compensation and programming costs.

FIRST QUARTER FISCAL 2011 FINANCIAL OVERVIEW

•
Local media group revenues increased 25 percent and operating profit rose to $16.7 million from $2.4 million in the year-ago period reflecting both increased cyclical political advertising and higher non-political advertising revenues.

•
National media group revenues decreased 1 percent from the prior year primarily due to a reduction in circulation revenues, which was expected due to the repositioning of our Special Interest Media (SIM) operations in the prior year. This decrease was mostly offset by increased integrated marketing, interactive media and brand licensing revenues. National media group operating profit increased 1 percent.

•	In July 2010, Meredith completed its acquisition of The Hyperfactory Limited International (Hyperfactory), an international mobile marketing company.

•	Diluted earnings per share increased 40 percent to $0.56 from prior-year first quarter earnings of $0.40.

USE OF NON-GAAP FINANCIAL MEASURES

These consolidated financial statements, including the related notes, are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Our analysis of local media group results includes references to earnings before interest, taxes, depreciation, and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our local media group. EBITDA is a common measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Local media group EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

We believe the non-GAAP measures used in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contribute to an understanding of our financial performance and provide an additional analytic tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

RESULTS OF OPERATIONS

Three Months Ended September 30,	2010	2009	Change
(In thousands except per share data)
Total revenues	$344,422	$332,415	4%
Operating expenses	(296,822)	(300,833)	(1)%
Income from operations	$47,600	$31,582	51%
Net earnings	$25,707	$18,341	40%
Diluted earnings per share	$0.56	$0.40	40%

The following sections provide an analysis of the results of operations for the national media group and local media group and an analysis of the consolidated results of operations for the three months ended September 30, 2010, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10-K for the year ended June 30, 2010.

NATIONAL MEDIA GROUP

National media group operating results were as follows:

Three Months Ended September 30,	2010	2009	Change
(In thousands)
Advertising revenue	$136,180	$137,202	(1)%
Circulation revenue	66,928	69,879	(4)%
Other revenue	65,289	64,523	1%
Total revenues	268,397	271,604	(1)%
Operating expenses	(229,349)	(233,011)	(2)%
Operating profit	$39,048	$38,593	1%
Operating profit margin	14.5%	14.2%

Revenues
Magazine advertising revenues declined 2 percent in the first quarter of fiscal 2011 as total advertising pages decreased in the mid-single digits in the first quarter. The net revenue per page increased in the mid-single digits during the quarter. Our parenthood and men's titles increased advertising revenues and pages in the first quarter. Advertising revenues and pages were down in our women's service and shelter titles. Fitness and our Hispanic titles increased advertising revenues in the quarter even though ad pages declined. Among our core advertising categories, prescription drugs, retail, and household supplies showed strength while demand was weaker for toiletries and cosmetics, home, and food and beverage categories. Online advertising revenues in our interactive media operations increased more than 20 percent in the first three months of fiscal 2011 as compared to the prior-year period due to strong demand.

Magazine circulation revenues decreased 4 percent in the first quarter of fiscal 2011 as both subscription revenues and newsstand revenues decreased in the mid-single digits on a percentage basis. The decrease in circulation revenue was expected as a result of the January 2010 repositioning of our SIM business.

Other revenues within the national media group increased 1 percent in the first quarter of fiscal 2011. Integrated marketing revenues increased 7 percent in the quarter. Growth was driven by a cross-platform approach incorporating content development, customer relationship management, and digital and social capabilities for new and existing clients. Brand licensing revenues grew over 15 percent in the first quarter driven primarily by continued expansion of the Better Homes and Gardens'-branded line of home products at Wal-Mart stores. These increases were partially offset by a decline in magazine other revenues due primarily to the timing of projects.

Operating Expenses
National media group operating costs decreased 2 percent in the first quarter of fiscal 2011. Paper costs decreased primarily due to a decrease in average paper prices of 10 percent and due to lower paper consumption as a result of a decline in advertising pages sold and the SIM repositioning. Circulation expense, advertising and promotion expense, and pension and other retirement plan costs also declined in the quarter. These cost reductions were partially offset by increased employee compensation costs and performance-based incentive accruals. Employee compensation costs were up as a result of higher staff levels primarily due to the acquisition of Hyperfactory and higher compensation levels due to annual merit increases.

Operating Profit
National media group operating profit grew 1 percent in the first quarter compared with the prior-year period. Increases in operating profit in our brand licensing and interactive media operations more than offset lower operating profits in our integrated marketing operations. Operating profit in our magazine operations was flat as compared to the prior-year period.

LOCAL MEDIA GROUP

Local media group operating results were as follows:

Three Months Ended September 30,	2010	2009	Change
(In thousands)
Non-political advertising revenues	$57,748	$53,671	8%
Political advertising revenues	11,575	943	1,127%
Other revenues	6,702	6,197	8%
Total revenues	76,025	60,811	25%
Operating expenses	(59,297)	(58,411)	2%
Operating profit	$16,728	$2,400	597%
Operating profit margin	22.0%	3.9%

Revenues
Local media group total revenues increased 25 percent in the first quarter of fiscal 2011 compared with the prior-year first quarter primarily reflecting higher political advertising related to the November 2010 elections. Net political advertising revenues totaled $11.6 million in the first quarter of the current fiscal year compared with $0.9 million in the prior-year period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. Non-political advertising revenues increased 8 percent in the quarter despite political advertising displacing some core advertising. Local non-political advertising revenues increased 6 percent in the first quarter. National non-political advertising revenues increased 10 percent as compared to the prior-year quarter. Online advertising revenues increased 16 percent as compared to the prior-year first quarter. Other revenue, which is primarily retransmission fees, increased 8 percent in the current quarter. The increase is primarily due to increases in existing retransmission agreements we have with cable and satellite operators in our markets.

Operating Expenses
Local media group operating expenses increased 2 percent in the first quarter of fiscal 2011. Increases in production and employee compensation expenses more than offset declines in film amortization and pension and other retirement plan costs.

Operating Profit
Local media group operating profit of $16.7 million in the current quarter was a significant increase from the $2.4 million in the prior-year quarter primarily due to the strength of both political and non-political advertising revenues.

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

Three Months Ended September 30,	2010	2009
(In thousands)
Revenues	$76,025	$60,811
Operating profit	$16,728	$2,400
Depreciation and amortization	5,928	6,122
EBITDA	$22,656	$8,522
EBITDA margin	29.8%	14.0%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Three Months Ended September 30,	2010	2009	Change
(In thousands)
Unallocated corporate expenses	$8,176	$9,411	(13)%

Unallocated corporate expenses decreased 13 percent in the first quarter compared with the prior-year period. Decreases in pension and other retirement plan costs, share-based compensation, charitable contributions, and consulting fees more than offset increases in performance-based incentive accruals and Meredith's investment in eTablet platforms.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended September 30,	2010	2009	Change
(In thousands)
Production, distribution, and editorial	$143,633	$151,093	(5)%
Selling, general, and administrative	143,402	139,637	3%
Depreciation and amortization	9,787	10,103	(3)%
Operating expenses	$296,822	$300,833	(1)%

First quarter fiscal 2011 production, distribution, and editorial costs decreased 5 percent as compared to the prior-year first quarter. Declines in national media paper expense and local media film amortization more than offset increases in local media studio production expenses. Integrated marketing production expenses declined due primarily to a shift from print services projects to staff based projects.

Selling, general, and administrative expenses increased 3 percent in the first quarter. Employee compensation costs and performance-based incentive accruals increased as compared to the prior year. Integrated marketing general expenses increased due to a shift from print services projects to staff based projects. These increases were partially offset by lower pension and other retirement plan costs, share-based compensation, circulation expenses, and charitable contributions.

Depreciation and amortization expenses decreased 3 percent in the first quarter primarily due to lower machinery and computer equipment depreciation.

Income from Operations
Income from operations increased 51 percent in the first quarter of fiscal 2011 primarily as a result of revenue growth and higher operating profits in our local media segment.

Net Interest Expense
Net interest expense decreased to $3.5 million in the fiscal 2011first quarter compared with $5.0 million in the comparable prior-year quarter. Average long-term debt outstanding was $289 million in the first quarter of fiscal 2011 compared with $368 million in the prior-year quarter. The Company's approximate weighted average interest rate was 4.9 percent in the first quarter of fiscal 2011 and 5.6 percent in the first quarter of fiscal 2010.

Income Taxes
Our effective tax rate was 41.7 percent in the first quarter of fiscal 2011 as compared to 30.9 percent in the first quarter of fiscal 2010. The fiscal 2010 quarter included a benefit of $3.0 million reflecting a favorable adjustment made to deferred income tax liabilities as a result of state and local legislation enacted during the quarter.

Net Earnings and Earnings per Share
Net earnings were $25.7 million ($0.56 per diluted share) in the quarter ended September 30, 2010, up 40 percent from $18.3 million ($0.40 per diluted share) in the comparable prior-year quarter. The improvement in the quarter was primarily the result of revenue growth and higher operating profit in our local media segment partially offset by an income tax benefit recorded in the first quarter of fiscal 2010. Both average basic and diluted shares outstanding increased slightly in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended September 30,	2010	2009	Change
(In thousands)
Net earnings	$25,707	$18,341	40%
Cash flows from operations	$27,122	$29,043	(7)%
Cash flows used in investing	(27,930)	(13,225)	111%
Cash flows used in financing	(26,103)	(29,469)	(11)%
Net decrease in cash and cash equivalents	$(26,911)	$(13,651)	97%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2010, we have up to $115.0 million remaining available under our revolving credit facility and up to $25.0 million available under our asset-backed commercial paper facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $26.9 million in the first three months of fiscal 2011. Net cash provided by operating activities was primarily used for acquisitions, common stock repurchases, capital investments, debt repayments, and dividends.

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

Cash provided by operating activities totaled $27.1 million in the first three months of fiscal 2011 compared with $29.0 million in the first three months of fiscal 2010 as higher net earnings in the current year were more than offset by a special one-time contribution to the 401(k) Savings and Investment Plan earned in fiscal 2010 and other changes in working capital.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $27.9 million in the first three months of fiscal 2011 from $13.2 million in the prior-year period. The increase primarily reflected more cash used for investments in businesses primarily due to higher contingent purchase price payments made in the current year than in the prior year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $26.1 million in the three months ended September 30, 2010, compared with $29.5 million for the three months ended September 30, 2009. The decrease in cash used for financing activities is primarily due to debt being paid down by a net $15.0 million in the current year compared to it being paid down by a net $20.0 million in the prior year.

Long-term Debt
At September 30, 2010, long-term debt outstanding totaled $285.0 million ($175.0 million in fixed-rate unsecured senior notes, $75.0 million under an asset-backed commercial paper facility, and $35.0 million outstanding under a revolving credit facility). Of the senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 5.72 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender plus a fixed spread. As of September 30, 2010, the asset-backed commercial paper facility had a capacity of up to $100 million. It is expected to next renew on March 29, 2011.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate for the revolving credit facility was 2.79 percent at September 30, 2010. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At September 30, 2010, $35.0 million was outstanding under the revolving credit facility. This facility expires on June 16, 2013.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at September 30, 2010.

Contractual Obligations
As of September 30, 2010, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $5.5 million in the first quarter of fiscal 2011 to repurchase approximately 172,000 shares of common stock at then current market prices. We spent $18.0 thousand to repurchase 1,100 shares in the first quarter of fiscal 2010. We expect to continue repurchasing shares from time to time subject to market conditions. As of September 30, 2010, approximately 1.1 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2010.

Dividends
Dividends paid in the first quarter of fiscal 2011 totaled $10.5 million, or 23 cents per share, compared with dividend payments of $10.2 million, or 22.5 cents per share, in the first quarter of fiscal 2010.

Capital Expenditures
Spending for property, plant, and equipment totaled $2.9 million in the first three months of fiscal 2011 compared with prior-year first quarter spending of $8.1 million. Current year spending primarily relates to assets acquired in the normal course of business. Prior year spending primarily related to the initiative to consolidate back-office television station functions such as traffic, master control, and research into centralized hubs in Atlanta and Phoenix. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2010. As of September 30, 2010, the Company's critical accounting policies had not changed from June 30, 2010.

ACCOUNTING AND REPORTING DEVELOPMENTS

In September 2009, authoritative guidance on revenue arrangements with multiple deliverables was issued. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The Company adopted this guidance for revenue arrangements entered into or materially modified on or after July 1, 2010. This guidance did not have a material impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, or syndicated programming costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; unexpected changes in interest rates; and the consequences of acquisitions and/or dispositions. Meredith's Annual Report on Form 10-K for the year ended June 30, 2010, includes a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 2010, for a more complete discussion of these risks.

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At September 30, 2010, Meredith had outstanding $175.0 million in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $189.0 million from $187.9 million at September 30, 2010.

At September 30, 2010, $110.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense on our variable-rate debt by $0.2 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2010.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended September 30, 2010.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
July 1 to July 31, 2010	66,060	$31.81	66,060	1,242,169
August 1 to August 31, 2010	98,668	32.43	98,668	1,143,501
September 1 to September 30, 2010	7,100	31.30	7,100	1,136,401
Total	171,828	32.14	171,828	1,136,401

1. Total number of shares purchased includes the purchase of 20,008 shares of Class B stock in August 2010.

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

Date: October 26, 2010

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