Form 10-Q
period 2010-12-31
MEREDITH CORP
filed 2011-01-25
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at December 31, 2010
Common shares	36,811,256
Class B shares	8,791,186
Total common and Class B shares	45,602,442

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	December 31, 2010	June 30, 2010
(In thousands)
Current assets
Cash and cash equivalents	$18,215	$48,574
Accounts receivable, net	238,766	223,630
Inventories	22,887	26,807
Current portion of subscription acquisition costs	55,869	57,917
Current portion of broadcast rights	11,341	5,423
Other current assets	18,114	19,076
Total current assets	365,192	381,427
Property, plant, and equipment	457,235	450,966
Less accumulated depreciation	(273,434)	(263,964)
Net property, plant, and equipment	183,801	187,002
Subscription acquisition costs	53,736	55,228
Broadcast rights	2,157	2,977
Other assets	51,241	59,138
Intangible assets, net	552,303	552,210
Goodwill	512,358	489,334
Total assets	$1,720,788	$1,727,316

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$50,000	$50,000
Current portion of long-term broadcast rights payable	15,487	9,892
Accounts payable	65,513	109,897
Accrued expenses and other liabilities	126,920	109,225
Current portion of unearned subscription revenues	160,813	159,292
Total current liabilities	418,733	438,306
Long-term debt	195,000	250,000
Long-term broadcast rights payable	7,744	8,961
Unearned subscription revenues	125,995	130,699
Deferred income taxes	127,822	114,240
Other noncurrent liabilities	105,185	96,765
Total liabilities	980,479	1,038,971
Shareholders' equity
Series preferred stock	—	—
Common stock	36,811	36,329
Class B stock	8,791	9,086
Additional paid-in capital	71,529	66,311
Retained earnings	649,871	604,624
Accumulated other comprehensive loss	(26,693)	(28,005)
Total shareholders' equity	740,309	688,345
Total liabilities and shareholders' equity	$1,720,788	$1,727,316

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months		Six Months
Periods Ended December 31,	2010	2009	2010	2009
(In thousands except per share data)
Revenues
Advertising	$214,157	$187,868	$419,660	$379,684
Circulation	64,254	67,209	131,182	137,088
All other	88,449	81,778	160,440	152,498
Total revenues	366,860	336,855	711,282	669,270
Operating expenses
Production, distribution, and editorial	137,879	142,911	281,512	294,004
Selling, general, and administrative	149,689	146,617	293,091	286,254
Depreciation and amortization	9,665	10,117	19,452	20,220
Total operating expenses	297,233	299,645	594,055	600,478
Income from operations	69,627	37,210	117,227	68,792
Interest income	11	9	22	19
Interest expense	(3,362)	(5,744)	(6,884)	(10,785)
Earnings before income taxes	66,276	31,475	110,365	58,026
Income taxes	(25,719)	(12,521)	(44,101)	(20,731)
Net earnings	$40,557	$18,954	$66,264	$37,295

Basic earnings per share	$0.89	$0.42	$1.46	$0.82
Basic average shares outstanding	45,571	45,288	45,527	45,223

Diluted earnings per share	$0.88	$0.42	$1.45	$0.82
Diluted average shares outstanding	45,912	45,547	45,849	45,432

Dividends paid per share	$0.230	$0.225	$0.460	$0.450

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2010	$36,329	$9,086	$66,311	$604,624	$(28,005)	$688,345
Net earnings	—	—	—	66,264	—	66,264
Other comprehensive income, net	—	—	—	—	1,312	1,312
Total comprehensive income						67,576
Share-based incentive plan transactions	374	—	6,248	—	—	6,622
Purchases of Company stock	(166)	(21)	(5,843)	—	—	(6,030)
Share-based compensation	—	—	5,891	—	—	5,891
Conversion of Class B to common stock	274	(274)	—	—	—	—
Dividends paid
Common stock	—	—	—	(16,852)	—	(16,852)
Class B stock	—	—	—	(4,165)	—	(4,165)
Tax benefit from incentive plans	—	—	(1,078)	—	—	(1,078)
Balance at December 31, 2010	$36,811	$8,791	$71,529	$649,871	$(26,693)	$740,309

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended December 31,	2010	2009
(In thousands)
Cash flows from operating activities
Net earnings	$66,264	$37,295
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	14,476	15,531
Amortization	4,976	4,689
Share-based compensation	5,891	6,536
Deferred income taxes	13,231	12,158
Amortization of broadcast rights	8,605	10,934
Payments for broadcast rights	(9,325)	(11,096)
Gain from dispositions of assets	—	(2,213)
Provision for write-down of impaired assets	—	3,249
Excess tax benefits from share-based payments	(317)	(131)
Changes in assets and liabilities	(19,277)	(920)
Net cash provided by operating activities	84,524	76,032
Cash flows from investing activities
Acquisitions of businesses	(28,556)	(16,304)
Additions to property, plant, and equipment	(11,168)	(14,938)
Net cash used in investing activities	(39,724)	(31,242)
Cash flows from financing activities
Proceeds from issuance of long-term debt	12,500	85,000
Repayments of long-term debt	(67,500)	(115,000)
Purchases of Company stock	(6,030)	(195)
Dividends paid	(21,017)	(20,427)
Proceeds from common stock issued	6,622	1,718
Excess tax benefits from share-based payments	317	131
Other	(51)	(45)
Net cash used in financing activities	(75,159)	(48,818)
Net decrease in cash and cash equivalents	(30,359)	(4,028)
Cash and cash equivalents at beginning of period	48,574	27,910
Cash and cash equivalents at end of period	$18,215	$23,882

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

The condensed consolidated financial statements as of December 31, 2010, and for the three and six months ended December 31, 2010 and 2009, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2010, filed with the United States Securities and Exchange Commission.

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

Recently Issued Accounting Standards—In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement related to intangibles - goodwill and other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. The Company will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only in comparative financial statements. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. If applicable, we will include the required disclosures for our fiscal year beginning July 1, 2011.

2. Acquisitions

Effective July 1, 2010, Meredith acquired the remaining 80.01 percent of the outstanding common shares of The Hyperfactory Limited International (Hyperfactory). The results of Hyperfactory operations have been included in the consolidated financial statements since that date. Hyperfactory is an international mobile marketing company with operations in New Zealand, the United States, Australia, India, and Hong Kong. The acquisition-date fair value of the consideration transferred totaled $16.2 million, which consisted of $9.1 million of cash and $7.1 million of contingent consideration.

The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the acquisition agreement. None of the contingent consideration is dependent on the continued employment of the sellers. As of December 31, 2010, the Company estimates that future aggregate contingent payments will range from approximately $1.8 million to $7.4 million over the next two years. The maximum amount of contingent payments the sellers may receive over the next two years is $26.0 million. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement as defined in Note 7.

As a result of the acquisition, the assets and liabilities of Hyperfactory consisting primarily of accounts receivable, identifiable intangible assets, accounts payable, contingent consideration, and other accrued expenses are now reflected in the Company's consolidated balance sheet. The consolidated financial statements reflect the preliminary allocations of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.
The Company is in the process of obtaining a third-party valuation of intangible assets and contingent consideration; thus the provisional measurements of intangible assets, goodwill, contingent consideration, and deferred income tax balances are subject to change. Trade names, an indefinite-lived asset, has been provisionally assigned a value of $0.4 million. Definite-lived intangible assets include technology of $3.4 million (7 year useful life) and customer lists of $1.1 million (10 year useful life). Goodwill, with a provisionally assigned value of $11.7 million, is attributable to expected synergies and the assembled workforce of Hyperfactory. As noted, the fair value of the acquired assets and liabilities is provisional pending receipt of the final valuation report.
Hyperfactory is subject to legal and regulatory requirements, including but not limited to those related to taxation, in each of the jurisdictions in the countries in which it operates. The Company has conducted a preliminary assessment of liabilities arising in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisition of Hyperfactory for all identified liabilities in accordance with the business combinations guidance. However, the Company is continuing its review of these matters during the measurement period, and if new information about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.
Prior to the July 1, 2010, acquisition date, the Company owned 19.99 percent of Hyperfactory and accounted for its interest as a cost-method investment. The acquisition-date fair value of the previous equity interest was $4.5 million, and is included in the measurement of consideration transferred. The Company did not recognize a gain or loss as a result of remeasuring its prior equity interest in Hyperfactory held before the business combination.
In December 2010, Meredith acquired the assets of Real Girls Media Network (RGM) for approximately $4.0 million. RGM is a social content hub which includes DivineCaroline.com as well as a premium network of branded sites for women. As a result of the acquisition, assets consisting primarily of accounts receivable, prepaid assets, identifiable intangible assets, and goodwill are now reflected in the Company's consolidated balance sheet.

The impact of the acquisitions is not material to the Company's results of operations; therefore, pro forma financial information has not been provided. Acquisition related costs were expensed by the Company in the current period. Acquisition related costs were not material to the Company's results of operations.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 64 percent are under the last-in first-out (LIFO) method at December 31, 2010, and 54 percent at June 30, 2010.

(In thousands)	December 31, 2010	June 30, 2010
Raw materials	$15,248	$16,773
Work in process	11,887	10,652
Finished goods	1,784	3,148
	28,919	30,573
Reserve for LIFO cost valuation	(6,032)	(3,766)
Inventories	$22,887	$26,807

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2010			June 30, 2010
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media group
Noncompete agreements	$480	$(392)	$88	$480	$(338)	$142
Advertiser relationships	18,400	(14,457)	3,943	18,400	(13,143)	5,257
Customer lists	10,330	(4,530)	5,800	9,230	(3,570)	5,660
Other	6,944	(2,800)	4,144	3,544	(2,596)	948
Local media group
Network affiliation agreements	218,559	(105,304)	113,255	218,559	(102,859)	115,700
Total	$254,713	$(127,483)	127,230	$250,213	$(122,506)	127,707
Intangible assets not
subject to amortization
National media group
Internet domain names			1,166			996
Trademarks			124,831			124,431
Local media group
FCC licenses			299,076			299,076
Total			425,073			424,503
Intangible assets, net			$552,303			$552,210

Amortization expense was $5.0 million for the six months ended December 31, 2010. Annual amortization expense for intangible assets is expected to be as follows: $9.9 million in fiscal 2011, $9.6 million in fiscal 2012, $6.9 million in fiscal 2013, $6.6 million in fiscal 2014, and $6.2 million in fiscal 2015.

For certain acquisitions consummated prior to July 1, 2009, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of December 31, 2010, the Company estimates that future aggregate contingent payments for such acquisitions will range from approximately $6.5 million to $15.8 million; the most likely estimate being $13.4 million. The maximum amount of contingent payments the sellers may receive over the next two years is $68.6 million. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingencies are resolved. For the six months ended December 31, 2010 and 2009, the Company recognized consideration of $7.9 million and $25.0 million, which increased goodwill.

Changes in the carrying amount of goodwill were as follows:

Six Months Ended December 31,	2010			2009
(In thousands)	National Media Group	Local Media Group	Total	National Media Group	Local Media Group	Total
Balance at beginning of period	$489,334	$—	$489,334	$462,379	$—	$462,379
Acquisitions	23,024	—	23,024	25,037	—	25,037
Balance at end of period	$512,358	$—	$512,358	$487,416	$—	$487,416

5. Restructuring Accrual

Changes in the Company's restructuring accrual are as follows:

Six Months Ended December 31,	2010	2009
(In thousands)
Balance at beginning of period	$5,538	$9,894
Severance accrual	—	2,221
Cash payments	(1,604)	(3,066)
Other	—	(68)
Balance at end of period	$3,934	$8,981

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2010	June 30, 2010
Variable-rate credit facilities
Asset-backed commercial paper facility of $100 million, due 3/29/2011	$70,000	$75,000
Revolving credit facility of $150 million, due 6/16/2013	—	50,000

Private placement notes
4.70% senior notes, due 6/16/2011	50,000	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
Total long-term debt	245,000	300,000
Current portion of long-term debt	(50,000)	(50,000)
Long-term debt	$195,000	$250,000

In connection with the asset-backed commercial paper facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At December 31, 2010, $165.4 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to an asset-backed commercial paper conduit administered by a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at December 31, 2010, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. We expect to renew the asset-backed commercial paper facility on or before its expiration date of March 29, 2011.

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

The carrying amount and estimated fair value of broadcast rights payable were $23.2 million and $22.8 million, respectively, as of December 31, 2010, and $18.9 million and $18.0 million, respectively, as of June 30, 2010. The fair value of broadcast rights payable was determined using the present value of future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $245.0 million and $256.6 million, respectively, as of December 31, 2010, and $300.0 million and $312.7 million, respectively, as of June 30, 2010. The fair value of long-term debt was determined using the present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

8. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Six Months
Periods Ended December 31,	2010	2009	2010	2009
(In thousands)
Pension benefits
Service cost	$2,411	$2,100	$4,823	$4,200
Interest cost	1,324	1,478	2,648	2,956
Expected return on plan assets	(2,172)	(1,785)	(4,344)	(3,570)
Prior service cost amortization	93	213	186	427
Actuarial loss amortization	1,166	1,622	2,333	3,244
Net periodic benefit costs	$2,822	$3,628	$5,646	$7,257

Postretirement benefits
Service cost	$119	$105	$238	$211
Interest cost	198	227	396	454
Prior service cost amortization	(184)	(184)	(368)	(368)
Net periodic benefit costs	$133	$148	$266	$297

9. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings, changes in the fair value of interest rate swap agreements, and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended December 31, 2010 and 2009, was $41.2 million and $19.6 million, respectively. Total comprehensive income for the six months ended December 31, 2010 and 2009, was $67.6 million and $38.5 million, respectively.

10. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Six Months
Periods Ended December 31,	2010	2009	2010	2009
(In thousands except per share data)
Net earnings	$40,557	$18,954	$66,264	$37,295
Basic average shares outstanding	45,571	45,288	45,527	45,223
Dilutive effect of stock options and equivalents	341	259	322	209
Diluted average shares outstanding	45,912	45,547	45,849	45,432
Basic earnings per share	$0.89	$0.42	$1.46	$0.82
Diluted earnings per share	0.88	0.42	1.45	0.82

For the three months ended December 31, antidilutive options excluded from the above calculations totaled 5,985,000 in 2010 (with a weighted average exercise price of $39.01) and 5,203,000 in 2009 (with a weighted average exercise price of $41.04). For the six months ended December 31, antidilutive options excluded from the above calculations totaled 5,975,000 in 2010 (with a weighted average exercise price of $39.08) and 5,502,000 in 2009 (with a weighted average exercise price of $40.50).

In the six months ended December 31, 2010 and 2009, options were exercised to purchase 164,550 and 6,100 shares, respectively.

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods Ended December 31,	2010	2009	2010	2009
(In thousands)
Revenues
National media group	$269,410	$261,175	$537,807	$532,779
Local media group	97,450	75,680	173,475	136,491
Total revenues	$366,860	$336,855	$711,282	$669,270

Operating profit
National media group	$41,314	$31,774	$80,362	$70,367
Local media group	38,549	17,063	55,277	19,463
Unallocated corporate	(10,236)	(11,627)	(18,412)	(21,038)
Income from operations	$69,627	$37,210	$117,227	$68,792

Depreciation and amortization
National media group	$3,339	$3,642	$6,693	$7,149
Local media group	5,816	5,960	11,744	12,082
Unallocated corporate	510	515	1,015	989
Total depreciation and amortization	$9,665	$10,117	$19,452	$20,220

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. The national media group consists of magazine publishing, interactive media, integrated marketing, brand licensing, database-related activities, and other related operations. The local media group consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video-related operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media group accounted for 76 percent of the Company's $711.3 million in revenues in the first six months of fiscal 2011 while local media group revenues represented 24 percent.

NATIONAL MEDIA GROUP

Advertising revenues made up 48 percent of national media group's first six months' revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 24 percent of national media group's first six months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 28 percent of national media group's revenues came from a variety of activities that included the sale of integrated marketing products and services and books as well as brand licensing and other related activities. National media group's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA GROUP

The local media group derives almost all of its revenues—94 percent in the first six months of fiscal 2011—from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media group's major expense categories are employee compensation and programming costs.

FIRST SIX MONTHS FISCAL 2011 FINANCIAL OVERVIEW

•
Local media group revenues increased 27 percent and operating profit rose to $55.3 million from $19.5 million in the year-ago period reflecting both increased cyclical political advertising and higher non-political advertising revenues.

•
National media group revenues increased 1 percent from the prior year. Increases in our integrated marketing, interactive media and brand licensing revenues more than offset a reduction in circulation revenues. National media group operating profit increased 14 percent to $80.4 million due primarily to increased operating profits from our interactive and brand licensing operations offset by a decline in our

•	magazine operations operating profit.

•
In July 2010, Meredith completed its acquisition of the remaining 80.01 percent of The Hyperfactory Limited International (Hyperfactory), an international mobile marketing company, and in December 2010, Meredith completed its acquisition of Real Girls Media Network (RGM), a social content hub for women online.

•	Diluted earnings per share increased 77 percent to $1.45 from prior-year first six months earnings of $0.82.

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

RESULTS OF OPERATIONS

Three Months Ended December 31,	2010	2009	Change
(In thousands except per share data)
Total revenues	$366,860	$336,855	9%
Operating expenses	(297,233)	(299,645)	(1)%
Income from operations	$69,627	$37,210	87%
Net earnings	$40,557	$18,954	114%
Diluted earnings per share	$0.88	$0.42	110%

Six Months Ended December 31,	2010	2009	Change
(In thousands except per share data)
Total revenues	$711,282	$669,270	6%
Operating expenses	(594,055)	(600,478)	(1)%
Income from operations	$117,227	$68,792	70%
Net earnings	$66,264	$37,295	78%
Diluted earnings per share	$1.45	$0.82	77%

The following sections provide an analysis of the results of operations for the national media group and local media group and an analysis of the consolidated results of operations for the three and six months ended December 31, 2010, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10-K for the year ended June 30, 2010.

NATIONAL MEDIA GROUP

National media group operating results were as follows:

Three Months Ended December 31,	2010	2009	Change
(In thousands)
Advertising revenue	$122,754	$117,431	5%
Circulation revenue	64,254	67,209	(4)%
Other revenue	82,402	76,535	8%
Total revenues	269,410	261,175	3%
Operating expenses	(228,096)	(229,401)	(1)%
Operating profit	$41,314	$31,774	30%
Operating profit margin	15.3%	12.2%

Six Months Ended December 31,	2010	2009	Change
(In thousands)
Advertising revenue	$258,934	$254,633	2%
Circulation revenue	131,182	137,088	(4)%
Other revenue	147,691	141,058	5%
Total revenues	537,807	532,779	1%
Operating expenses	(457,445)	(462,412)	(1)%
Operating profit	$80,362	$70,367	14%
Operating profit margin	14.9%	13.2%

Revenues
Magazine advertising revenues increased 2 percent in the second quarter and were flat for the first six months of fiscal 2011 as total advertising pages decreased in the low-single digits on a percentage basis in the second quarter and in the mid-single digits in the first six months of fiscal 2011. The net revenue per page increased in the mid-single digits during the quarter and the six-month period. Our parenthood, men's and Hispanic titles as well as Fitness increased advertising revenues and pages in the second quarter and the six-month period. Advertising revenues and pages were down in our women's service and shelter titles. Among our core advertising categories, prescription and nonprescription drugs, retail, and household supplies showed strength while demand was weaker for home, food and beverage, and direct response categories. While toiletries and cosmetics and media and entertainment declined for the six months, they increased in the second quarter. Online advertising revenues in our interactive media operations are a small but growing percentage of national media advertising revenue. They increased more than 30 percent in the second quarter and more than 25 percent in the first six months of fiscal 2011 as compared to the prior-year periods due to strong demand.

Magazine circulation revenues decreased 4 percent in the second quarter and in the first six months of fiscal 2011 as both subscription revenues and newsstand revenues decreased in the mid-single digits on a percentage basis. A portion of the decrease in circulation revenue was expected as a result of the January 2010 repositioning of our special interest media (SIM) business. The remaining decrease in circulation revenue was primarily due to there being a single issue and a double issue of Ladies Home Journal in the prior year quarter versus two single issues in the current year quarter.

Other revenues within the national media group increased 8 percent in the second quarter and 5 percent in the first six months of fiscal 2011. Integrated marketing revenues increased 14 percent in the second quarter and 11 percent for the six-month period. Growth was driven by a cross-platform approach incorporating content development, customer relationship management, and digital and social capabilities for new and existing clients. Brand licensing revenues grew over 35 percent in the second quarter and over 25 percent in the first six months of fiscal 2011 driven primarily by continued expansion of the Better Homes and Gardens'-branded line of home products at Wal-Mart stores. These increases were partially offset by a decline in magazine other revenues due primarily to a decrease in print services projects.

Operating Expenses
National media group operating costs decreased 1 percent in the second quarter and in the first six months of fiscal 2011. Consistent with the decline in revenues, magazine print services expense declined in the quarter and six-month period. Processing and paper costs also decreased during the periods primarily due to lower paper consumption as a result of a decline in advertising pages sold and the SIM repositioning. Paper costs also decreased due to a decline in average paper prices of 1 percent for the second quarter and 5 percent for the first six months of fiscal 2011. Circulation expense and pension and other retirement plan costs also declined in the quarter. These cost reductions were mostly offset by increased employee compensation costs and performance-based incentive accruals. Employee compensation costs were up as a result of higher staff levels primarily due to the acquisition of Hyperfactory and higher compensation levels due to annual merit increases. In the second quarter of fiscal 2010, a write-off of manuscript and art inventory of $1.5 million was recorded by the national media group related to the repositioning of our SIM operations.

Operating Profit
National media group operating profit grew 30 percent in the second quarter and 14 percent in the six-month period compared with the respective prior-year periods. Increases in operating profit in our interactive media, brand licensing, integrated marketing, and book operations more than offset lower operating profits in our magazine operations.

LOCAL MEDIA GROUP

Local media group operating results were as follows:

Three Months Ended December 31,	2010	2009	Change
(In thousands)
Non-political advertising revenues	$69,376	$67,549	3%
Political advertising revenues	22,027	2,888	663%
Other revenues	6,047	5,243	15%
Total revenues	97,450	75,680	29%
Operating expenses	(58,901)	(58,617)	0%
Operating profit	$38,549	$17,063	126%
Operating profit margin	39.6%	22.5%

Six Months Ended December 31,	2010	2009	Change
(In thousands)
Non-political advertising revenues	$127,124	$121,220	5%
Political advertising revenues	33,602	3,831	777%
Other revenues	12,749	11,440	11%
Total revenues	173,475	136,491	27%
Operating expenses	(118,198)	(117,028)	1%
Operating profit	$55,277	$19,463	184%
Operating profit margin	31.9%	14.3%

Revenues
Local media group total revenues increased 29 percent in the second quarter and 27 percent in the first six months of fiscal 2011 primarily reflecting higher political advertising related to the November 2010 elections. Net political advertising revenues totaled $22.0 million in the second quarter and $33.6 million in the first six months of the current fiscal year compared with $2.9 million in the prior-year second quarter and $3.8 million in the prior-year six-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. Non-political advertising revenues increased 3 percent in the quarter and 5 percent in the first six months of fiscal 2011 despite political advertising displacing some core advertising. Local non-political advertising revenues increased 4 percent in the second quarter and 5 percent for the first six months of fiscal 2011. National non-political advertising revenues were flat as compared to the prior-year second quarter and rose 4 percent for the first half of fiscal 2011. In the second quarter of fiscal 2011, nine of local media group's ten largest advertising categories grew revenues, led by automotive, professional services, and retail. Online advertising revenues increased 5 percent and 10 percent as compared to the prior-year second quarter and first six months of fiscal 2010, respectively. Other revenue, which is primarily retransmission fees, increased 15 percent in the current quarter and 11 percent in the six-month period. The increases are primarily due to increases in revenue from existing retransmission agreements we have with cable and satellite operators in our markets.

Operating Expenses
Local media group operating expenses were flat in the second quarter of fiscal 2011 and increased 1 percent in the first half of fiscal 2011 as compared to the respective prior-year periods. For both periods, increases in production and employee compensation expenses approximately offset declines in pension and other retirement plan costs. While local media film amortization was flat in the second quarter, it decreased during the first six months of fiscal 2011.

Operating Profit
Local media group operating profit increased 126 percent in the second quarter and 184 percent in the first half of fiscal 2011 as compared to the same periods in fiscal 2010 primarily due to the strength of both political and non-political advertising revenues.

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

Three Months Ended December 31,	2010	2009
(In thousands)
Revenues	$97,450	$75,680
Operating profit	$38,549	$17,063
Depreciation and amortization	5,816	5,960
EBITDA	$44,365	$23,023
EBITDA margin	45.5%	30.4%

Six Months Ended December 31,	2010	2009
(In thousands)
Revenues	$173,475	$136,491
Operating profit	$55,277	$19,463
Depreciation and amortization	11,744	12,082
EBITDA	$67,021	$31,545
EBITDA margin	38.6%	23.1%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2010	2009	Change
(In thousands)
Three Months Ended December 31,	$10,236	$11,627	(12)%
Six Months Ended December 31,	18,412	21,038	(12)%

Unallocated corporate expenses decreased 12 percent in the second quarter and in the first six months of fiscal 2011 compared with the respective prior-year periods. For the second quarter and six-month period, decreases in pension and other retirement plan costs and consulting fees more than offset increases in Meredith's investment spending on eTablet platforms and charitable contributions.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended December 31,	2010	2009	Change
(In thousands)
Production, distribution, and editorial	$137,879	$142,911	(4)%
Selling, general, and administrative	149,689	146,617	2%
Depreciation and amortization	9,665	10,117	(4)%
Operating expenses	$297,233	$299,645	(1)%

Six Months Ended December 31,	2010	2009	Change
(In thousands)
Production, distribution, and editorial	$281,512	$294,004	(4)%
Selling, general, and administrative	293,091	286,254	2%
Depreciation and amortization	19,452	20,220	(4)%
Operating expenses	$594,055	$600,478	(1)%

Second quarter fiscal 2011 production, distribution, and editorial costs decreased 4 percent as compared to the prior-year second quarter and as compared to the prior-year first six months. Declines in national media group magazine print services, processing, and paper expense more than offset increases in local media production expenses. While local media film amortization was flat in the second quarter, it decreased during the first six months of fiscal 2011. Integrated marketing production expenses declined due primarily to a shift from print services projects to staff based projects. In the second quarter of fiscal 2010, a write-off of manuscript and art inventory of $1.5 million was recorded in production, distribution, and editorial costs related to the repositioning of our SIM operations.

Selling, general, and administrative expenses increased 2 percent in the second quarter and in the six-month period. Employee compensation costs, performance-based incentive accruals, and charitable contributions increased as compared to the prior year periods. Integrated marketing general expenses increased due to a shift from print services projects to staff based projects. These increases were partially offset by lower pension and other retirement plan costs and circulation expenses. Share-based compensation, which increased during the second quarter of fiscal 2011, declined in the six-month period. In the second quarter of fiscal 2010, $2.2 million of severance and related benefit costs and the write-off of deferred subscription acquisition costs of $1.8 million related to the repositioning of our SIM operations were recorded in selling, general, and administrative expenses.

Depreciation and amortization expenses decreased 4 percent in the second quarter and in the six-month period primarily due to lower machinery and computer equipment depreciation.

Income from Operations
Income from operations increased 87 percent in the second quarter and 70 percent in the first six months of fiscal 2011, primarily as a result of revenue growth due to the strength of political advertising and higher operating profits in our local media segment as well as increased operating profits from our interactive media and brand licensing operations.

Net Interest Expense
Net interest expense decreased to $3.4 million in the fiscal 2011 second quarter compared with $5.7 million in the comparable prior-year quarter. For the six months ended December 31, 2010, net interest expense was $6.9 million versus $10.8 million in the comparable prior-year period. Average long-term debt outstanding was $270 million in the second quarter of fiscal 2011 and $279 million for the six-month period compared with $353 million in the prior year second quarter and $360 million in the prior year six-month period. The Company's approximate weighted average interest rate was 4.9 percent in the first six months of fiscal 2011 and 5.7 percent in the first six months of fiscal 2010.

Income Taxes
Our effective tax rate was 38.8 percent in the second quarter of fiscal 2011 and 40.0 percent in the first half of fiscal 2011 as compared to 39.8 percent in the second quarter and 35.7 percent in the first half of fiscal 2010. The fiscal 2010 six month period included a benefit of $3.0 million reflecting a favorable adjustment made to deferred income tax liabilities as a result of state and local legislation enacted during the quarter.

Net Earnings and Earnings per Share
Net earnings were $40.6 million ($0.88 per diluted share) in the quarter ended December 31, 2010, up 114 percent from $19.0 million ($0.42 per diluted share) in the comparable prior-year quarter. For the six months ended December 31, 2010, earnings were $66.3 million ($1.45 per diluted share), an increase of 78 percent from prior-year six month earnings of $37.3 million ($0.82 per diluted share). The improvements were primarily the result of revenue growth and higher operating profit in our local media segment and improved profits in our interactive media and brand licensing operations partially offset by an income tax benefit recorded in the first quarter of fiscal 2010. Both average basic and diluted shares outstanding increased slightly in the current quarter and in the six-month period.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31,	2010	2009	Change
(In thousands)
Net earnings	$66,264	$37,295	78%
Cash flows from operations	$84,524	$76,032	11%
Cash flows used in investing	(39,724)	(31,242)	27%
Cash flows used in financing	(75,159)	(48,818)	54%
Net decrease in cash and cash equivalents	$(30,359)	$(4,028)	654%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2010, we have up to $150.0 million remaining of additional available borrowings under our revolving credit facility and up to

$30.0 million of additional available borrowings under our asset-backed commercial paper facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $30.4 million in the first six months of fiscal 2011; they decreased $4.0 million in the comparable period of fiscal 2010. Net cash provided by operating activities was primarily used for acquisitions, capital investments, debt repayments, and dividends.

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

Cash provided by operating activities totaled $84.5 million in the first six months of fiscal 2011 compared with $76.0 million in the first six months of fiscal 2010 as higher net earnings in the current year were partially offset by a special one-time contribution to the 401(k) Savings and Investment Plan earned in fiscal 2010, but paid in fiscal 2011, and other changes in working capital.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $39.7 million in the first six months of fiscal 2011 from $31.2 million in the prior-year period. The increase primarily reflected more cash used for investments in businesses primarily due to the acquisitions of Hyperfactory and RGM as well as higher contingent purchase price payments made in the current year than in the prior year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $75.2 million in the six months ended December 31, 2010, compared with $48.8 million for the six months ended December 31, 2009. The increase in cash used for financing activities is primarily due to debt being paid down by a net $55.0 million in the current year compared to it being paid down by a net $30.0 million in the prior year.

Long-term Debt
At December 31, 2010, long-term debt outstanding totaled $245.0 million ($175.0 million in fixed-rate unsecured senior notes and $70.0 million under an asset-backed commercial paper facility). Of the senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 5.72 percent. The interest rate on the asset-backed commercial paper facility changes monthly and is based on the average commercial paper cost to the lender plus a fixed spread. As of December 31, 2010, the asset-backed commercial paper facility had a capacity of up to $100 million. It is expected to renew on or before its expiration date of March 29, 2011.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At December 31, 2010, there were no amounts outstanding under the revolving credit facility. This facility expires on June 16, 2013.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at December 31, 2010.

Contractual Obligations
As of December 31, 2010, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $6.0 million in the first six months of fiscal 2011 to repurchase approximately 187,000 shares of common stock at then current market prices. We spent $0.2 million to repurchase 6,900 shares in the first six months of fiscal 2010. We expect to continue repurchasing shares from time to time subject to market conditions. As of December 31, 2010, approximately 1.1 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2010.

Dividends
Dividends paid in the first six months of fiscal 2011 totaled $21.0 million, or 46 cents per share, compared with dividend payments of $20.4 million, or 45 cents per share, in the first six months of fiscal 2010.

Capital Expenditures
Spending for property, plant, and equipment totaled $11.2 million in the first six months of fiscal 2011 compared with prior-year first six months spending of $14.9 million. Current year spending primarily relates to assets acquired in the normal course of business. Prior year spending primarily related to the initiative to consolidate back-office television station functions such as traffic, master control, accounting, and research into centralized hubs in Atlanta and Phoenix. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2010. As of December 31, 2010, the Company's critical accounting policies had not changed from June 30, 2010.

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

In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement related to intangibles - goodwill and other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. The Company will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only in comparative financial statements. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. If applicable, we will include the required disclosures for our fiscal year beginning July 1, 2011.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At December 31, 2010, Meredith had $175.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $187.6 million from $186.6 million at December 31, 2010.

At December 31, 2010, $70.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense on our variable-rate debt by $0.1 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2010.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2010.

Period	(a) Total number of shares purchased1	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
October 1 to October 31, 2010	754	$33.06	754	1,135,647
November 1 to November 30, 2010	10,405	34.42	10,405	1,125,242
December 1 to December 31, 2010	3,625	34.22	3,625	1,121,617
Total	14,784	34.30	14,784	1,121,617

1. Total number of shares purchased includes the purchase of 704 shares of Class B stock in December 2010.

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

Item 6.	Exhibits

	10	Employment Agreement dated November 2, 2010, between Meredith Corporation and Thomas H. Harty.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph H. Ceryanec
Joseph H. Ceryanec
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 25, 2011

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10	Employment Agreement dated November 2, 2010, between Meredith Corporation and Thomas H. Harty.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1