Form 10-Q
period 2011-03-31
MEREDITH CORP
filed 2011-04-27
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2011
Common shares	36,749,874
Class B shares	8,785,099
Total common and Class B shares	45,534,973

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	March 31, 2011	June 30, 2010
(In thousands)
Current assets
Cash and cash equivalents	$20,680	$48,574
Accounts receivable, net	221,089	223,630
Inventories	28,315	26,807
Current portion of subscription acquisition costs	56,251	57,917
Current portion of broadcast rights	7,642	5,423
Other current assets	14,762	19,076
Total current assets	348,739	381,427
Property, plant, and equipment	463,922	450,966
Less accumulated depreciation	(279,239)	(263,964)
Net property, plant, and equipment	184,683	187,002
Subscription acquisition costs	54,478	55,228
Broadcast rights	1,701	2,977
Other assets	52,477	59,138
Intangible assets, net	548,467	552,210
Goodwill	514,583	489,334
Total assets	$1,705,128	$1,727,316

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$50,000	$50,000
Current portion of long-term broadcast rights payable	11,940	9,892
Accounts payable	56,014	109,897
Accrued expenses and other liabilities	112,852	109,225
Current portion of unearned subscription revenues	158,060	159,292
Total current liabilities	388,866	438,306
Long-term debt	175,000	250,000
Long-term broadcast rights payable	6,510	8,961
Unearned subscription revenues	122,287	130,699
Deferred income taxes	149,076	114,240
Other noncurrent liabilities	103,900	96,765
Total liabilities	945,639	1,038,971
Shareholders' equity
Series preferred stock	—	—
Common stock	36,750	36,329
Class B stock	8,785	9,086
Additional paid-in capital	70,946	66,311
Retained earnings	669,044	604,624
Accumulated other comprehensive loss	(26,036)	(28,005)
Total shareholders' equity	759,489	688,345
Total liabilities and shareholders' equity	$1,705,128	$1,727,316

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months		Nine Months
Periods Ended March 31,	2011	2010	2011	2010
(In thousands except per share data)
Revenues
Advertising	$185,910	$199,170	$605,570	$578,854
Circulation	67,603	74,598	198,785	211,686
All other	87,218	79,575	247,658	232,073
Total revenues	340,731	353,343	1,052,013	1,022,613
Operating expenses
Production, distribution, and editorial	135,343	144,517	416,855	438,521
Selling, general, and administrative	143,627	142,044	436,718	428,298
Depreciation and amortization	9,967	10,313	29,419	30,533
Total operating expenses	288,937	296,874	882,992	897,352
Income from operations	51,794	56,469	169,021	125,261
Interest income	6	6	28	25
Interest expense	(3,153)	(3,952)	(10,037)	(14,737)
Earnings before income taxes	48,647	52,523	159,012	110,549
Income taxes	(17,810)	(19,224)	(61,911)	(39,955)
Net earnings	$30,837	$33,299	$97,101	$70,594

Basic earnings per share	$0.68	$0.73	$2.13	$1.56
Basic average shares outstanding	45,594	45,331	45,550	45,259

Diluted earnings per share	$0.67	$0.73	$2.12	$1.55
Diluted average shares outstanding	45,998	45,651	45,888	45,505

Dividends paid per share	$0.255	$0.230	$0.715	$0.680

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2010	$36,329	$9,086	$66,311	$604,624	$(28,005)	$688,345
Net earnings	—	—	—	97,101	—	97,101
Other comprehensive income, net	—	—	—	—	1,969	1,969
Total comprehensive income						99,070
Share-based incentive plan transactions	415	—	7,111	—	—	7,526
Purchases of Company stock	(272)	(23)	(9,429)	—	—	(9,724)
Share-based compensation	—	—	7,992	—	—	7,992
Conversion of Class B to common stock	278	(278)	—	—	—	—
Dividends paid
Common stock	—	—	—	(26,276)	—	(26,276)
Class B stock	—	—	—	(6,405)	—	(6,405)
Tax benefit from incentive plans	—	—	(1,039)	—	—	(1,039)
Balance at March 31, 2011	$36,750	$8,785	$70,946	$669,044	$(26,036)	$759,489

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended March 31,	2011	2010
(In thousands)
Cash flows from operating activities
Net earnings	$97,101	$70,594
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	21,998	23,503
Amortization	7,421	7,030
Share-based compensation	7,992	8,630
Deferred income taxes	37,730	17,191
Amortization of broadcast rights	12,895	17,357
Payments for broadcast rights	(14,242)	(16,574)
Gain from dispositions of assets	—	(2,819)
Provision for write-down of impaired assets	—	3,249
Excess tax benefits from share-based payments	(427)	(489)
Changes in assets and liabilities	(30,093)	12,231
Net cash provided by operating activities	140,375	139,903
Cash flows from investing activities
Acquisitions of businesses	(39,141)	(32,542)
Additions to property, plant, and equipment	(19,625)	(18,249)
Net cash used in investing activities	(58,766)	(50,791)
Cash flows from financing activities
Proceeds from issuance of long-term debt	12,500	85,000
Repayments of long-term debt	(87,500)	(150,000)
Purchases of Company stock	(9,724)	(5,228)
Dividends paid	(32,681)	(30,881)
Proceeds from common stock issued	7,526	7,459
Excess tax benefits from share-based payments	427	489
Other	(51)	(195)
Net cash used in financing activities	(109,503)	(93,356)
Net decrease in cash and cash equivalents	(27,894)	(4,244)
Cash and cash equivalents at beginning of period	48,574	27,910
Cash and cash equivalents at end of period	$20,680	$23,666

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

The condensed consolidated financial statements as of March 31, 2011, and for the three and nine months ended March 31, 2011 and 2010, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Recently Issued Accounting Standards—In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement related to intangibles - goodwill and other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. The Company will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires that when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. If applicable, we will include the required disclosures for our fiscal year beginning July 1, 2011.

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

The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the acquisition agreement. None of the contingent consideration is dependent on the continued employment of the sellers. As of March 31, 2011, the Company estimates that future aggregate contingent payments will range from approximately $1.0 million to $7.4 million over the next two years. The maximum amount of contingent payments the sellers may receive over the next two years is $26.0 million. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement as defined in Note 7.

As a result of the acquisition, the assets and liabilities of Hyperfactory, consisting primarily of accounts receivable, identifiable intangible assets, accounts payable, contingent consideration, and other accrued expenses, are now reflected in the Company's consolidated balance sheet. The consolidated financial statements reflect the allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.
Trade names, an indefinite-lived asset, has been assigned a value of $0.4 million. Definite-lived intangible assets include technology of $1.0 million (7 year useful life) and customer lists of $2.1 million (10 year useful life). Goodwill, with an assigned value of $13.1 million, is attributable to expected synergies and the assembled workforce of Hyperfactory.
Hyperfactory is subject to legal and regulatory requirements, including but not limited to those related to taxation, in each of the jurisdictions in the countries in which it operates. The Company has conducted a preliminary assessment of liabilities arising in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisition of Hyperfactory for all identified liabilities in accordance with the business combinations guidance. However, the Company is continuing its review of these matters during the measurement period, and if new information about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, or any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.
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

The impact of the acquisitions is not material to the Company's results of operations; therefore, pro forma financial information has not been provided. Acquisition related costs were expensed by the Company in the period in which they were incurred. Acquisition related costs were not material to the Company's results of operations.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, approximately 52 percent are under the last-in first-out (LIFO) method at March 31, 2011, and 54 percent at June 30, 2010.

(In thousands)	March 31, 2011	June 30, 2010
Raw materials	$18,931	$16,773
Work in process	14,232	10,652
Finished goods	1,418	3,148
	34,581	30,573
Reserve for LIFO cost valuation	(6,266)	(3,766)
Inventories	$28,315	$26,807

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2011			June 30, 2010
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media group
Noncompete agreements	$480	$(408)	$72	$480	$(338)	$142
Advertiser relationships	18,400	(15,114)	3,286	18,400	(13,143)	5,257
Customer lists	11,330	(4,877)	6,453	9,230	(3,570)	5,660
Other	4,551	(3,000)	1,551	3,544	(2,596)	948
Local media group
Network affiliation agreements	218,559	(106,527)	112,032	218,559	(102,859)	115,700
Total	$253,320	$(129,926)	123,394	$250,213	$(122,506)	127,707
Intangible assets not
subject to amortization
National media group
Internet domain names			1,166			996
Trademarks			124,831			124,431
Local media group
FCC licenses			299,076			299,076
Total			425,073			424,503
Intangible assets, net			$548,467			$552,210

Amortization expense was $7.4 million for the nine months ended March 31, 2011. Annual amortization expense for intangible assets is expected to be as follows: $9.9 million in fiscal 2011, $9.6 million in fiscal 2012, $6.9 million in fiscal 2013, $6.6 million in fiscal 2014, and $6.2 million in fiscal 2015.

For certain acquisitions consummated prior to July 1, 2009, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of March 31, 2011, the Company estimates that future aggregate contingent payments for such acquisitions will range from approximately $7.3 million to $12.4 million; the most likely estimate being $11.4 million. The maximum amount of contingent payments the sellers may receive over the next two years is $68.6 million. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingencies are resolved. For the nine months ended March 31, 2011 and 2010, the Company recognized consideration of $8.6 million and $22.5 million, respectively, which increased goodwill.

Changes in the carrying amount of goodwill were as follows:

Nine Months Ended March 31,	2011			2010
(In thousands)	National Media Group	Local Media Group	Total	National Media Group	Local Media Group	Total
Balance at beginning of period	$489,334	$—	$489,334	$462,379	$—	$462,379
Acquisitions	25,249	—	25,249	22,540	—	22,540
Balance at end of period	$514,583	$—	$514,583	$484,919	$—	$484,919

5. Restructuring Accrual

Changes in the Company's restructuring accrual were as follows:

Nine Months Ended March 31,	2011	2010
(In thousands)
Balance at beginning of period	$5,538	$9,894
Severance accrual	—	2,221
Cash payments	(2,258)	(3,066)
Other	—	(68)
Balance at end of period	$3,280	$8,981

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2011	June 30, 2010
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/25/2013	$50,000	$75,000
Revolving credit facility of $150 million, due 6/16/2013	—	50,000

Private placement notes
4.70% senior notes, due 6/16/2011	50,000	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
Total long-term debt	225,000	300,000
Current portion of long-term debt	(50,000)	(50,000)
Long-term debt	$175,000	$250,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from

Meredith. At March 31, 2011, $152.2 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at March 31, 2011, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. In April 2011, we renewed our asset-backed bank facility for an additional two year period under terms substantially similar to those previously in place. The renewed facility will expire in April 2013.

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

The carrying amount and estimated fair value of broadcast rights payable were $18.5 million and $17.8 million, respectively, as of March 31, 2011, and $18.9 million and $18.0 million, respectively, as of June 30, 2010. The fair value of broadcast rights payable was determined using the present value of expected future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $225.0 million and $234.8 million, respectively, as of March 31, 2011, and $300.0 million and $312.7 million, respectively, as of June 30, 2010. The fair value of long-term debt was determined using the present value of expected future cash flows using borrowing rates currently available for debt with similar terms and maturities.

8. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Nine Months
Periods Ended March 31,	2011	2010	2011	2010
(In thousands)
Pension benefits
Service cost	$2,412	$2,184	$7,235	$6,384
Interest cost	1,324	1,411	3,972	4,367
Expected return on plan assets	(2,172)	(2,291)	(6,516)	(5,861)
Prior service cost amortization	93	214	279	641
Actuarial loss amortization	1,167	841	3,500	4,085
Net periodic benefit costs	$2,824	$2,359	$8,470	$9,616

Postretirement benefits
Service cost	$119	$106	$357	$317
Interest cost	198	227	594	681
Prior service cost amortization	(184)	(184)	(552)	(552)
Net periodic benefit costs	$133	$149	$399	$446

9. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings, changes in the fair value of interest rate swap agreements, and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended March 31, 2011 and 2010, was $31.5 million and $33.3 million, respectively. Total comprehensive income for the nine months ended March 31, 2011 and 2010, was $99.1 million and $71.8 million, respectively.

10. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Nine Months
Periods Ended March 31,	2011	2010	2011	2010
(In thousands except per share data)
Net earnings	$30,837	$33,299	$97,101	$70,594
Basic average shares outstanding	45,594	45,331	45,550	45,259
Dilutive effect of stock options and equivalents	404	320	338	246
Diluted average shares outstanding	45,998	45,651	45,888	45,505
Basic earnings per share	$0.68	$0.73	$2.13	$1.56
Diluted earnings per share	0.67	0.73	2.12	1.55

For the three months ended March 31, antidilutive options excluded from the above calculations totaled 5,947,000 in 2011 (with a weighted average exercise price of $39.04) and 4,521,000 in 2010 (with a weighted average exercise price of $42.71). For the nine months ended March 31, antidilutive options excluded from the above calculations totaled 5,964,000 in 2011 (with a weighted average exercise price of $39.07) and 5,279,000 in 2010 (with a weighted average exercise price of $41.83).

In the nine months ended March 31, 2011 and 2010, options were exercised to purchase 168,650 and 170,600 shares, respectively.

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods Ended March 31,	2011	2010	2011	2010
(In thousands)
Revenues
National media group	$269,736	$284,585	$807,543	$817,364
Local media group	70,995	68,758	244,470	205,249
Total revenues	$340,731	$353,343	$1,052,013	$1,022,613

Operating profit
National media group	$47,912	$50,865	$128,274	$121,232
Local media group	13,281	12,828	68,558	32,291
Unallocated corporate	(9,399)	(7,224)	(27,811)	(28,262)
Income from operations	$51,794	$56,469	$169,021	$125,261

Depreciation and amortization
National media group	$3,453	$3,694	$10,146	$10,843
Local media group	6,114	6,078	17,858	18,160
Unallocated corporate	400	541	1,415	1,530
Total depreciation and amortization	$9,967	$10,313	$29,419	$30,533

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. The national media group consists of magazine publishing, interactive media, integrated marketing, brand licensing, database-related activities, and other related operations. The local media group consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video-related operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media group accounted for 77 percent of the Company's $1,052.0 million in revenues in the first nine months of fiscal 2011 while local media group revenues represented 23 percent.

NATIONAL MEDIA GROUP

Advertising revenues made up 47 percent of national media group's first nine months' revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 25 percent of national media group's first nine months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 28 percent of national media group's revenues came from a variety of activities that included the sale of integrated marketing products and services and books as well as brand licensing and other related activities. National media group's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA GROUP

The local media group derives almost all of its revenues—92 percent in the first nine months of fiscal 2011—from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media group's major expense categories are employee compensation and programming costs.

FIRST NINE MONTHS FISCAL 2011 FINANCIAL OVERVIEW

•
Local media group revenues increased 19 percent and operating profit rose to $68.6 million from $32.3 million in the year-ago period reflecting both increased cyclical political advertising and higher non-political advertising revenues.

•
National media group revenues decreased 1 percent from the prior-year period. Decreases in magazine advertising and circulation revenues more than offset increases in our integrated marketing, interactive media, and brand licensing revenues. National media group operating profit increased 6 percent to $128.3 million due primarily to increased operating profits from our interactive and brand licensing operations partially offset by a decline in our magazine operations operating profit.

•
In July 2010, Meredith completed its acquisition of the remaining 80.01 percent of The Hyperfactory Limited International (Hyperfactory), an international mobile marketing company, and in December 2010, Meredith completed its acquisition of Real Girls Media Network (RGM), a social content hub for women online.

•	Diluted earnings per share increased 37 percent to $2.12 from $1.55 in the prior-year first nine months.

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

RESULTS OF OPERATIONS

Three Months Ended March 31,	2011	2010	Change
(In thousands except per share data)
Total revenues	$340,731	$353,343	(4)%
Operating expenses	(288,937)	(296,874)	(3)%
Income from operations	$51,794	$56,469	(8)%
Net earnings	$30,837	$33,299	(7)%
Diluted earnings per share	$0.67	$0.73	(8)%

Nine Months Ended March 31,	2011	2010	Change
(In thousands except per share data)
Total revenues	$1,052,013	$1,022,613	3%
Operating expenses	(882,992)	(897,352)	(2)%
Income from operations	$169,021	$125,261	35%
Net earnings	$97,101	$70,594	38%
Diluted earnings per share	$2.12	$1.55	37%

The following sections provide an analysis of the results of operations for the national media group and local media group and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2011, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10-K for the year ended June 30, 2010.

NATIONAL MEDIA GROUP

National media group operating results were as follows:

Three Months Ended March 31,	2011	2010	Change
(In thousands)
Advertising revenue	$121,697	$137,337	(11)%
Circulation revenue	67,603	74,598	(9)%
Other revenue	80,436	72,650	11%
Total revenues	269,736	284,585	(5)%
Operating expenses	(221,824)	(233,720)	(5)%
Operating profit	$47,912	$50,865	(6)%
Operating profit margin	17.8%	17.9%

Nine Months Ended March 31,	2011	2010	Change
(In thousands)
Advertising revenue	$380,631	$391,970	(3)%
Circulation revenue	198,785	211,686	(6)%
Other revenue	228,127	213,708	7%
Total revenues	807,543	817,364	(1)%
Operating expenses	(679,269)	(696,132)	(2)%
Operating profit	$128,274	$121,232	6%
Operating profit margin	15.9%	14.8%

Revenues
Magazine advertising revenues decreased 11 percent and advertising pages declined 13 percent in the third quarter with most titles showing declines. For the first nine months of fiscal 2011, magazine advertising revenues were down 4 percent and advertising pages decreased 8 percent as average net per page grew in the mid-single digits on a percentage basis. Demand was weaker for most core advertising categories. Online advertising revenues in our interactive media operations are a small but growing percentage of national media advertising revenue. They decreased 17 percent in the third quarter; however, they were up more than 10 percent in the first nine months of fiscal 2011 as compared to the prior-year period.

Magazine circulation revenues decreased 9 percent in the third quarter and were down 6 percent in the first nine months of fiscal 2011 as both subscription revenues and newsstand revenues declined. A portion of the decrease in circulation revenue was expected due to previously announced rate base reductions at Ladies Home Journal and Traditional Home and the January 2010 repositioning of our special interest media (SIM) business.

Other revenues within the national media group increased 11 percent in the third quarter and 7 percent in the first nine months of fiscal 2011. Integrated marketing revenues increased 8 percent in the third quarter and 10 percent for the nine-month period driven by the expansion of digital and customer relationship management services for national clients. Brand licensing revenues grew 15 percent in the third quarter and over 20 percent in the first nine months of fiscal 2011 driven primarily by continued expansion of the Better Homes and Gardens'-branded products at Wal-Mart stores.

Operating Expenses
National media group operating costs decreased 5 percent in the third quarter and 2 percent in the first nine months of fiscal 2011. Consistent with the decline in revenues, processing, paper, and distribution costs decreased in the quarter and nine-month periods primarily due to the decline in advertising pages sold and the SIM repositioning. During the third quarter an increase in average paper costs of 8 percent compared to the prior-year quarter partially offset the expense reductions. For the first nine months of fiscal 2011, average paper costs declined 1 percent compared to the prior-year period. Circulation expense and pension and other retirement plan costs also declined. These cost reductions were partially offset by increased employee compensation costs and editorial costs. Employee compensation costs were up as a result of higher staff levels primarily due to the acquisition of Hyperfactory and higher compensation levels due to annual merit increases. While performance-based incentive accruals declined in the third quarter, they were higher for the nine-month period.

In the third quarter of fiscal 2010, the national media group recorded $1.7 million in severance and benefit costs related to the realignment of digital operations. Partially offsetting this charge in the third quarter of fiscal 2010 was a $1.3 million reversal of excess restructuring accrual previously recorded by the national media group. In the second quarter of fiscal 2010, the write-off of subscription acquisition costs of $1.8 million and manuscript and art inventory of $1.5 million, and severance and related benefit costs of $2.2 million related to the repositioning of our SIM operations, were recorded by the national media group segment.

Operating Profit
National media group operating profit declined 6 percent in the third quarter; it grew 6 percent in the nine-month period compared with the respective prior-year period. For the third quarter, decreases in operating profit in our interactive media and magazine operations more than offset increased brand licensing profits. For the nine-month period, increases in operating profit in our brand licensing and interactive media operations more than offset lower operating profits in our magazine operations.

LOCAL MEDIA GROUP

Local media group operating results were as follows:

Three Months Ended March 31,	2011	2010	Change
(In thousands)
Non-political advertising revenues	$63,531	$60,312	5%
Political advertising revenues	682	1,521	(55)%
Other revenues	6,782	6,925	(2)%
Total revenues	70,995	68,758	3%
Operating expenses	(57,714)	(55,930)	3%
Operating profit	$13,281	$12,828	4%
Operating profit margin	18.7%	18.7%

Nine Months Ended March 31,	2011	2010	Change
(In thousands)
Non-political advertising revenues	$190,655	$181,532	5%
Political advertising revenues	34,284	5,352	541%
Other revenues	19,531	18,365	6%
Total revenues	244,470	205,249	19%
Operating expenses	(175,912)	(172,958)	2%
Operating profit	$68,558	$32,291	112%
Operating profit margin	28.0%	15.7%

Revenues
Local media group total revenues increased 3 percent in the third quarter and 19 percent in the first nine months of fiscal 2011. The three month increase primarily reflects higher non-political advertising revenues and the nine month increase was due primarily to higher political advertising related to the November 2010 elections. Political advertising revenues totaled $0.7 million in the third quarter and $34.3 million in the first nine months of the current fiscal year compared with $1.5 million in the prior-year third quarter and $5.4 million in the prior-year nine-

month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. Non-political advertising revenues increased 5 percent in the quarter and in the first nine months of fiscal 2011 despite political advertising displacing some core advertising. Local non-political advertising revenues increased 6 percent in the third quarter and 5 percent for the first nine months of fiscal 2011. National non-political advertising revenues increased 3 percent as compared to the prior-year third quarter and rose 4 percent for the first nine months of fiscal 2011. In the third quarter of fiscal 2011, eight of local media group's ten largest advertising categories grew revenues, led by automotive, retail, and media. Online advertising revenues decreased 6 percent as compared to the prior-year third quarter, but were up 4 percent from the first nine months of fiscal 2010. Other revenue, which is primarily retransmission fees, decreased 2 percent in the current quarter. It increased 6 percent in the nine-month period.

Operating Expenses
Local media group operating expenses increased 3 percent in the third quarter and 2 percent in the first nine months of fiscal 2011 as compared to the respective prior-year periods. For both periods, increases in bad debt expense, employee compensation, advertising and promotion, and production expense more than offset declines in film amortization, performance-based incentive accruals, and pension and other retirement plan costs. While legal services expense was higher in the third quarter, it decreased during the first nine months of fiscal 2011.

Operating Profit
Local media group operating profit increased 4 percent in the third quarter and 112 percent in the first nine months of fiscal 2011 as compared to the same periods in fiscal 2010. The three month increase was primarily due to the higher non-political advertising revenues and the nine month increase was primarily due to the strength of political advertising revenues.

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

Three Months Ended March 31,	2011	2010
(In thousands)
Revenues	$70,995	$68,758
Operating profit	$13,281	$12,828
Depreciation and amortization	6,114	6,078
EBITDA	$19,395	$18,906
EBITDA margin	27.3%	27.5%

Nine Months Ended March 31,	2011	2010
(In thousands)
Revenues	$244,470	$205,249
Operating profit	$68,558	$32,291
Depreciation and amortization	17,858	18,160
EBITDA	$86,416	$50,451
EBITDA margin	35.3%	24.6%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2011	2010	Change
(In thousands)
Three Months Ended March 31,	$9,399	$7,224	30%
Nine Months Ended March 31,	27,811	28,262	(2)%

Unallocated corporate expenses increased 30 percent in the third quarter; they declined 2 percent in the first nine months of fiscal 2011. For the third quarter, higher pension and other employee benefit costs and Meredith's increased investment spending on tablet and mobile platforms more than offset decreases in other retirement plan costs, performance-based incentive accruals, and consulting expenses. For the nine-month period, decreases in pension and other retirement plan costs, consulting expenses, and share-based compensation more than offset increases in Meredith's investment spending on tablet and mobile platforms and charitable contributions.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended March 31,	2011	2010	Change
(In thousands)
Production, distribution, and editorial	$135,343	$144,517	(6)%
Selling, general, and administrative	143,627	142,044	1%
Depreciation and amortization	9,967	10,313	(3)%
Operating expenses	$288,937	$296,874	(3)%

Nine Months Ended March 31,	2011	2010	Change
(In thousands)
Production, distribution, and editorial	$416,855	$438,521	(5)%
Selling, general, and administrative	436,718	428,298	2%
Depreciation and amortization	29,419	30,533	(4)%
Operating expenses	$882,992	$897,352	(2)%

Third quarter fiscal 2011 production, distribution, and editorial costs decreased 6 percent as compared to the prior-year quarter and declined 5 percent as compared to the prior-year first nine months. Declines in national media group processing, paper, and distribution expenses and a decrease in local media film amortization contributed to the reduction. Integrated marketing production expenses declined primarily due to a shift from print services projects to staff based projects. In the second quarter of fiscal 2010, a write-off of manuscript and art inventory of $1.5 million was recorded in production, distribution, and editorial costs related to the repositioning of our SIM operations.

Selling, general, and administrative expenses increased 1 percent in the third quarter and 2 percent in the nine-month period. Employee compensation costs and Meredith's investment spending on tablet and mobile platforms increased as compared to the prior year periods. Integrated marketing general expenses also increased due to a shift from print services projects to staff based projects. These increases were partially offset by lower savings and investment plan costs and circulation expenses. Performance-based incentive accruals and charitable contributions decreased during the third quarter of fiscal 2011, but were up in the nine-month period. While pension expense increased in the third quarter, it was lower for the nine-month period.

In the third quarter of fiscal 2010, the national media group recorded $1.7 million in severance and benefit costs related to the realignment of our digital operations. Partially offsetting this charge in the third quarter of fiscal 2010 was a $1.3 million reversal of excess restructuring reserves previously recorded by the national media group. In the second quarter of fiscal 2010, $2.2 million of severance and related benefit costs and the write-off of deferred subscription acquisition costs of $1.8 million related to the repositioning of our SIM operations were recorded in selling, general, and administrative expenses.

Depreciation and amortization expenses decreased 3 percent in the third quarter and 4 percent in the nine-month period primarily due to lower machinery and computer equipment depreciation.

Income from Operations
Income from operations decreased 8 percent in the third quarter; it rose 35 percent in the first nine months of fiscal 2011. The third quarter decline is primarily due to lower operating profit in our magazine and interactive media operations in our national media segment. The increase in the nine-month period is primarily a result of revenue growth due to the strength of political advertising and higher operating profits in our local media segment as well as increased operating profits from our brand licensing and interactive media operations. These increases were partially offset by a decline in the operating profit of our magazine operations.

Net Interest Expense
Net interest expense decreased to $3.1 million in the fiscal 2011 third quarter compared with $3.9 million in the comparable prior-year quarter. For the nine months ended March 31, 2011, net interest expense was $10.0 million versus $14.7 million in the comparable prior-year period. Average long-term debt outstanding was $230 million in the third quarter of fiscal 2011 and $263 million for the nine-month period compared with $331 million in the prior year third quarter and $350 million in the prior year nine-month period. The Company's approximate weighted average interest rate was 5.1 percent in the first nine months of fiscal 2011 and 5.4 percent in the first nine months of fiscal 2010.

Income Taxes
Our effective tax rate was 36.6 percent in the third quarter and 38.9 percent in the first nine months of fiscal 2011 as compared to 36.6 percent in the third quarter and 36.1 percent in the first nine months of fiscal 2010.

Net Earnings and Earnings per Share
Net earnings were $30.8 million ($0.67 per diluted share) in the quarter ended March 31, 2011, down 7 percent from $33.3 million ($0.73 per diluted share) in the comparable prior-year quarter. For the nine months ended March 31, 2011, earnings were $97.1 million ($2.12 per diluted share), an increase of 38 percent from prior-year nine month earnings of $70.6 million ($1.55 per diluted share). The decline in the third quarter is primarily due to lower operating profit in our magazine and interactive media operations in our national media segment. The improvements in the nine-month period were primarily the result of revenue growth and higher operating profit in our local media segment and improved profits in our brand licensing and interactive media operations partially offset by a decline in the operating profit of magazine operations. Both average basic and diluted shares outstanding increased slightly in the current quarter and in the nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended March 31,	2011	2010	Change
(In thousands)
Net earnings	$97,101	$70,594	38%
Cash flows from operations	$140,375	$139,903	—%
Cash flows used in investing	(58,766)	(50,791)	16%
Cash flows used in financing	(109,503)	(93,356)	17%
Net decrease in cash and cash equivalents	$(27,894)	$(4,244)	557%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2011, we have up to $150.0 million remaining of additional available borrowings under our revolving credit facility and up to $50.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $27.9 million in the first nine months of fiscal 2011; they decreased $4.2 million in the comparable period of fiscal 2010. Net cash provided by operating activities was primarily used for acquisitions, capital investments, debt repayments, and dividends.

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

Cash provided by operating activities totaled $140.4 million in the first nine months of fiscal 2011 compared with $139.9 million in the first nine months of fiscal 2010 as higher net earnings in the current year were partially offset by a special one-time contribution to the 401(k) Savings and Investment Plan earned in fiscal 2010, but paid in fiscal 2011, higher income tax payments in the current year, and other changes in working capital.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $58.8 million in the first nine months of fiscal 2011 from $50.8 million in the prior-year period. The increase primarily reflected more cash used for investments in businesses due to the acquisitions of Hyperfactory and RGM as well as higher contingent purchase price payments made in the current year than in the prior year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $109.5 million in the nine months ended March 31, 2011, compared with $93.4 million for the nine months ended March 31, 2010. The increase in cash used for financing activities is primarily due to debt being paid down by a net $75.0 million in the current year compared to a net $65.0 million reduction in the prior year and higher purchases of Company common stock in the current nine-month period.

Long-term Debt
At March 31, 2011, long-term debt outstanding totaled $225.0 million ($175.0 million in fixed-rate unsecured senior notes and $50.0 million under an asset-backed bank facility). Of the senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 5.72 percent. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. As of March 31, 2011, the asset-backed bank facility had a capacity of up to $100 million. In April 2011, we renewed our asset-backed bank facility for an additional two year period under terms substantially similar to those previously in place. The renewed facility will expire in April 2013.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At March 31, 2011, there were no amounts outstanding under the revolving credit facility. This facility expires on June 16, 2013.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at March 31, 2011.

Contractual Obligations
As of March 31, 2011, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $9.7 million in the first nine months of fiscal 2011 to repurchase approximately 295,000 shares of common stock at then current market prices. We spent $5.2 million to repurchase 158,000 shares in the first nine months of fiscal 2010. We expect to continue repurchasing shares from time to time subject to market conditions. As of March 31, 2011, approximately 1.0 million shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2011.

Dividends
Dividends paid in the first nine months of fiscal 2011 totaled $32.7 million, or 71.5 cents per share, compared with dividend payments of $30.9 million, or 68.0 cents per share, in the first nine months of fiscal 2010.

Capital Expenditures
Spending for property, plant, and equipment totaled $19.6 million in the first nine months of fiscal 2011 compared with prior-year first nine months spending of $18.2 million. Current year spending primarily relates to assets acquired in the normal course of business. Prior year spending primarily related to the initiative to consolidate back-office television station functions such as traffic, master control, accounting, and research into centralized hubs in Atlanta and Phoenix. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2010. As of March 31, 2011, the Company's critical accounting policies had not changed from June 30, 2010.

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

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires that when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. If applicable, we will include the required disclosures for our fiscal year beginning July 1, 2011.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At March 31, 2011, Meredith had $175.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $185.7 million from $184.8 million at March 31, 2011.

At March 31, 2011, $50.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense on our variable-rate debt by $0.1 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2010.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2011.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
January 1 to January 31, 2011	5,607	$35.83	5,607	1,116,010
February 1 to February 28, 2011	3,271	33.44	3,271	1,112,739
March 1 to March 31, 2011	100,000	33.83	100,000	1,012,739
Total	108,878	33.92	108,878	1,012,739

1. Total number of shares purchased includes the purchase of 2,000 shares of Class B stock in January 2011.

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

10.1
First Amended and Restated Receivables Purchase Agreement dated as of April 25, 2011, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Company LLC, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent.

	10.2	Parent Guarantee from Meredith Corporation dated as of April 25, 2011.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph H. Ceryanec
Joseph H. Ceryanec
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 27, 2011

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.1
First Amended and Restated Receivables Purchase Agreement dated as of April 25, 2011, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Company LLC, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent.

10.2	Parent Guarantee from Meredith Corporation dated as of April 25, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1