Form 10-K
period 2011-06-30
MEREDITH CORP
filed 2011-08-24
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

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

Large accelerated filer [X]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No  [X]

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2010, was $1,234,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2011
Common shares	36,224,512
Class B shares	8,776,056
Total common and Class B shares	45,000,568

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2011, are incorporated by reference in Part III to the extent described therein.

	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	National Media	2
	Local Media	6
	Executive Officers of the Company	9
	Employees	9
	Other	9
	Available Information	10
	Forward Looking Statements	10
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	13

	Part II
Item 5.	Market for Registrant's Common Equity, Related Shareholder
	Matters, and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	16
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	81
Item 9A.	Controls and Procedures	81
Item 9B.	Other Information	82

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	82
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions and
	Director Independence	83
Item 14.	Principal Accounting Fees and Services	84

	Part IV
Item 15.	Exhibits and Financial Statement Schedules	84

Signatures		88
Index to Attached Exhibits		E-1

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

The Company operates two business segments: national media and local media. The national media segment includes magazine publishing, brand licensing, integrated marketing, interactive media, database-related activities, and other related operations. The local media segment consists primarily of the operations of network-affiliated television stations, related interactive media operations, and video production related operations. Financial information about industry segments can be found in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8-Financial Statements and Supplementary Data under Note 16.

The national media segment focuses on the home and family market. It is a leading publisher of magazines serving women. Twenty subscription magazines, including Better Homes and Gardens, Family Circle, Ladies' Home Journal, Parents, American Baby, Fitness, and More, and almost 120 special interest publications were published in print in fiscal 2011. Eight titles were also available on various digital platforms including the Apple iPad, Android, Barnes & Noble's Nook Color, and Zinio. The national media segment also includes: integrated marketing, which provides specialized marketing services to some of America's leading companies; a large consumer database; an extensive Internet presence that consists of more than 30 websites and mobile websites, 10 mobile applications, and strategic alliances with leading Internet destinations; brand licensing activities; and other related operations.

The local media segment includes 12 network-affiliated television stations located across the United States (U.S.) and one AM radio station. The television stations consist of six CBS affiliates, three FOX affiliates, two MyNetworkTV affiliates, and one NBC affiliate. The local media segment also includes more than 35 websites and mobile websites, almost 20 mobile applications, and video production related operations.

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

BUSINESS DEVELOPMENTS

In March 2011, Meredith launched tablet editions of Better Homes and Gardens, Parents, and Fitness on the iPad. The tablet editions are available for purchase on a single-issue basis through the iTunes store at prices comparable to their newsstand cover prices. Meredith also offers these titles as subscriptions on the Android tablet via Next Issue, an industry sponsored joint venture. Family Circle and More are available on the Nook Color. In May 2011,

Meredith launched digital editions of several of its magazine brands on the Zinio platform. Brands launched include Successful Farming, WOOD, Living the Country Life, and Siempre Mujer, as well as a number of Special Interest Media (SIM) titles - including Renovation Style and Diabetic Living. Titles on the Zinio are available for purchase as a single issue copy or as a digital subscription. The SIM titles are available as PDF replicas on Zinio. Additionally during fiscal 2011, Meredith introduced a variety of mobile applications for smartphones.

Since late March 2011, Meredith's Atlanta station, CBS Atlanta (WGCL-TV), is managing the day-to-day operations of Peachtree TV (WPCH-TV) in the fast-growing Atlanta market. The arrangement includes advertising sales, marketing and promotions, and technical operations. Peachtree TV, an independent broadcast station, continues to be owned by Turner Broadcasting System, Inc. Peachtree TV, launched in 2007 as a rebranding of the former WTBS, features a broad mix of programming including acquired series and hit movies. In addition, Peachtree TV brings local viewers Atlanta Braves baseball games and Southeastern Conference football and basketball games as well as other Atlanta-based special events.

In fiscal 2009, the Company purchased a minority investment in Real Girls Media Network (RGM). RGM is a social content hub for women online that includes DivineCaroline.com as well as a premium network of branded sites for women. In December 2010, we purchased all of the assets of RGM.

In July 2009, Meredith invested in The Hyperfactory Limited International (Hyperfactory), an international mobile marketing company that specializes in powering businesses and brands through the mobile medium with innovative and strategically creative initiatives. In July 2010, the Company completed its acquisition of Hyperfactory.

During fiscal 2011, management committed to a performance improvement plan that included closing the ReadyMade brand due to ongoing weakness in the home category/marketplace, and other selected workforce reductions. The closing of ReadyMade magazine was effective following the publication of the June/July 2011 issue. During fiscal 2010, management committed to performance improvement plans related to Meredith's digital and SIM operations. The repositioning, focused on reducing complexity and improving efficiency, led to a consolidation of SIM titles. Meredith's SIM titles are largely sold at newsstand and focus primarily on home improvement and do-it-yourself projects. In fiscal 2009, management committed to a performance improvement plan that included the closing of Country Home magazine following the publication of the March 2009 issue.

DESCRIPTION OF BUSINESS

National Media

National media represented 77 percent of Meredith's consolidated revenues in fiscal 2011. Better Homes and Gardens, our flagship brand, continues to account for a significant percentage of revenues and operating profit of the national media segment and the Company.

Magazines
Information for major subscription magazine titles as of June 30, 2011, follows:

Title	Description	Frequency per Year	Year-end Rate Base	(1)

Better Homes and Gardens	Shelter and women's service	12	7,600,000
Family Circle	Women's service	15	3,800,000
Ladies' Home Journal	Women's service	11	3,200,000
Parents	Parenthood	12	2,200,000
American Baby	Parenthood	12	2,000,000
Fitness	Women's lifestyle	10	1,500,000
More	Women's lifestyle (age 40+)	10	1,300,000
Midwest Living	Travel and lifestyle	6	950,000
Traditional Home	Home decorating	8	850,000
Ser Padres	Hispanic parenthood	8	700,000
Wood	Woodworking	7	500,000
Siempre Mujer	Hispanic women's lifestyle	6	500,000
Successful Farming	Farming business	13	420,000

(1)
Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and for most of the Company's titles is tracked by the Audit Bureau of Circulations, which issues periodic statements for audited magazines.

We publish approximately 120 special interest publications under approximately 80 titles, primarily under the Better Homes and Gardens brand. The titles are issued from one to eight times annually and sold primarily on newsstands. A limited number of subscriptions are also sold to certain special interest publications. The following titles are published quarterly or more frequently: American Patchwork & Quilting, Country Gardens, Diabetic Living, Do It Yourself, Kitchen and Bath Ideas, Quilts & More, Renovation Style, and Scrapbooks etc.

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

Magazine Circulation—Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the Internet, and other means are Meredith's largest source of circulation revenues. All of our subscription magazines, except American Baby, Ser Padres, and Successful Farming, are also sold by single copy. Single copies sold on newsstands are distributed primarily through magazine wholesalers, who have the right to receive credit from the Company for magazines returned to them by retailers.

Meredith Interactive Media
Meredith's 30 plus websites provide ideas and inspiration to an average of 22 million unique visitors each month. These branded websites focus on the topics that women care about most - food, home, and entertaining and meeting the needs of moms - and on delivering powerful content geared toward lifestyle topics such as health, beauty, style, and wellness. In fiscal 2011, Meredith relaunched key websites including BHG.com and Recipe.com. Unique visitors and page views grew by double digits in fiscal 2011 buoyed by creative enhancements and the acquisition of RGM.

Other Sources of Revenues
Other revenues are derived from integrated marketing, other custom publishing projects, brand licensing agreements, ancillary products and services, and book sales and licensing agreements.

Meredith Integrated Marketing—Meredith Integrated Marketing (MIM) is the business-to-business arm of the Company. It sells a range of customer relationship marketing products and services including custom publishing and digital, mobile, word-of-mouth, social, and database marketing to corporate customers, providing a revenue source that is independent of advertising and circulation. Sometimes these products and services are sold in conjunction with Meredith's 85 million-name database of consumers to help clients better target marketing messages according to consumers needs and interests. In fiscal 2011, MIM secured contract renewals with clients such as Kraft and Chrysler and significantly expanded programs with Lowe's and Ford.

Brand Licensing—Brand licensing consists of the licensing of various proprietary trademarks in connection with retail programs conducted through a number of retailers and manufacturers and multiple magazine licensing agreements that extend several of Meredith's brands internationally.

Our Better Homes and Gardens brand licensing program continues to grow at Wal-Mart Stores, Inc. (Wal-Mart) and, with nearly 3,000 SKUs, is six times larger than when the program was launched less than three years ago. Wal-Mart continues to support the line with a multi-media platform national advertising campaign that reaches millions of American consumers.

Other licensing activities include a long-term agreement to license the Better Homes and Gardens brand to Realogy Corporation, which is building a residential real estate franchise system based on the Better Homes and Gardens brand; a licensing agreement with Universal Furniture International, which includes a full line of wooden and upholstered furniture for living rooms, bedrooms, and dining rooms; and a partnership with Five Star Mattress for a Better Homes and Gardens mattress collection.

The Company has continued to expand its international reach through international licensing agreements. During fiscal 2011, Meredith launched local licensed editions of Better Homes and Gardens in Russia, Parents in Azerbaijan, and Diabetic Living in India and Mexico. Meredith's titles are currently distributed in nearly 60 countries - including nearly 25 licensed local editions in countries such as Australia, Canada, China, Indonesia, Italy, and Turkey.

The Company continues to pursue brand extensions that will serve consumers and advertisers alike and extend the reach and vitality of our brands.

Meredith Books—Effective March 1, 2009, Meredith granted John Wiley & Sons, Inc. (Wiley) exclusive global rights to publish and distribute books based on Meredith's consumer-leading brands, including the powerful Better Homes and Gardens imprint. Under the agreement, Meredith continues to create book content and retains all approval and content rights. Wiley is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management. Wiley pays Meredith royalties based on net sales subject to a guaranteed minimum. Separate from Wiley, Meredith continues to publish and promote books under licensed trademarks such as The Home Depot®.

Production and Delivery
Paper, printing, and postage costs accounted for 37 percent of the national media segment's fiscal 2011 operating expenses.

The major raw material essential to the national media segment is coated publication paper. Meredith directly purchases all of the paper for its magazine production and its custom publishing business and a majority of the paper for its book production. A decline in paper prices, which started in the second half of fiscal 2009, continued through fiscal 2010. In fiscal 2011, paper prices started increasing and were up in the mid-teens on a percentage basis by the end of the fiscal year. Overall for fiscal 2011, average paper prices increased 3 percent. The price of paper is driven by overall market conditions and is therefore difficult to predict. Management anticipates paper prices will rise in the mid-single digits during fiscal 2012 and fiscal 2012 average paper prices will be up in the high-single digits compared to fiscal 2011 average prices. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements.

Meredith has printing contracts with several major domestic printers for its magazines. The Company has a contract with a major U.S. printer for the majority of its book titles.

Because of the large volume of magazine and subscription promotion mailings, postage is a significant expense of the national media segment. We continually seek the most economical and effective methods for mail delivery including cost-saving strategies that leverage worksharing opportunities offered within the postal rate structure. Postage on periodicals accounts for approximately 75 percent of Meredith's postage costs, while other mail items—direct mail, replies, and bills—accounts for approximately 25 percent. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates periodically. The USPS has implemented rate increases in five of Meredith's last six fiscal years. There was no rate increase in fiscal 2010. In January 2011, some USPS package shipping rates increased and in April 2011, rates for postcard postage, First-Class letter additional ounces, Media Mail®, Parcel Post®, and letters to Canada and Mexico increased. Meredith continues to work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases. We cannot, however, predict future changes in the efficiency of the USPS and postal rates or the impact they will have on our national media business.

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

Local Media

Local media represented 23 percent of Meredith's consolidated revenues in fiscal 2011. Certain information about the Company's television stations at June 30, 2011, follows:

Station, Market	DMA National Rank (1)	Network Affiliation	Channel	Expiration Date of FCC License	Average Audience Share (2)

WGCL-TV	8	CBS	46	4-1-2005 (3)	5.7%
Atlanta, GA

KPHO-TV	12	CBS	5	10-1-2006 (3)	7.0%
Phoenix, AZ

KPTV	22	FOX	12	2-1-2007 (3)	6.7%
Portland, OR

KPDX-TV	22	MyNetworkTV	49	2-1-2007 (3)	2.0%
Portland, OR

WSMV-TV	29	NBC	4	8-1-2005 (3)	8.3%
Nashville, TN

WFSB-TV	30	CBS	3	4-1-2007 (3)	12.0%
Hartford, CT
New Haven, CT

KCTV	31	CBS	5	2-1-2006 (3)	12.0%
Kansas City, MO

KSMO-TV	31	MyNetworkTV	62	2-1-2006 (3)	1.3%
Kansas City, MO

WHNS-TV	36	FOX	21	12-1-2004 (3)	4.7%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

KVVU-TV	42	FOX	5	10-1-2006 (3)	6.0%
Las Vegas, NV

WNEM-TV	69	CBS	5	10-1-2005 (3)	15.7%
Flint, MI
Saginaw, MI
Bay City, MI

WSHM-LP	110	CBS	3	4-1-2007 (3)	8.7%
Springfield, MA
Holyoke, MA

(1)	Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2010-2011 DMA ranking.

(2)
Average audience share represents the estimated percentage of households using television tuned to the station in the DMA. The percentages shown reflect the average total day shares (9:00 a.m. to midnight) for the November 2010, February 2011, and May 2011 measurement periods.

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

Typically 30 to 40 percent of a market's television advertising revenue is generated by local newscasts. Station personnel are continually working to grow their news ratings, which in turn will augment revenues. The Company broadcasts local newscasts in high definition at five of our stations and in wide screen format at four of our stations.

The national network affiliations of Meredith's 12 television stations influence advertising rates. Generally, a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs. Network-affiliated stations generally pay networks for certain programming and services such as professional football and news services. The Company's FOX affiliates also pay the FOX network for additional advertising spots during prime-time programming. The Company expects the programming fees that will be paid to CBS, FOX, and NBC to increase significantly beginning in fiscal 2013 with the renewals of the affiliation agreements.

The Company's affiliation agreements for its six CBS affiliates have expiration dates that range from December 2011 to April 2016. Affiliation agreements for our two MyNetworkTV affiliates expire in September 2014; the FOX affiliation agreements expire at the end of June 2012; and the agreement for our NBC affiliate expires at the end of December 2013. While Meredith's relations with the networks historically have been excellent, the Company can make no assurances they will remain so over time.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, mobile applications, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Several of our stations are broadcasting a second programming stream on their digital channel. Our Las Vegas, Phoenix, and Hartford stations currently broadcast a weather channel and Flint-Saginaw has a MyNetworkTV affiliate.

We also generate revenue from retransmission consent agreements that are entered into with cable, satellite and internet-based television service providers. We refer to such revenue as retransmission revenue, which represents payments from these entities for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming.
The costs of locally produced programming and purchased syndicated programming are significant. Syndicated programming costs are based largely on demand from stations in the market and can fluctuate significantly. The Company continues to increase its locally produced news and entertainment programming to control content and costs and to attract advertisers.

Meredith has been successful in creating several nontraditional revenue streams in the local media segment. Our unique Cornerstone programs leverage our national media brands by packaging content from our magazines with print and on-air advertising from local advertisers. One Meredith station is running obituaries on air and on its website.

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

Our daily lifestyle television show - Better - continues to expand its reach, and will be seen in more than 80 markets nationwide covering about 80 percent of U.S. television households.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one year terms each November. The current executive officers of the Company are:

Stephen M. Lacy—Chairman, President, and Chief Executive Officer and a director of the Company since 2004. Formerly President and Chief Executive Officer (2006 - 2010). Age 57.

Thomas H. Harty—President-National Media Group. Formerly President-Consumer Magazines (2009 - 2010) and Vice President-Magazine Group (2004 - 2009). Age 48.

Paul A. Karpowicz—President-Local Media Group (2005 - present). Age 58.

Joseph H. Ceryanec—Vice President-Chief Financial Officer (2008 - present). Prior to joining Meredith, Mr. Ceryanec served as President, Central Region for PAETEC Corporation (February 2008 - October 2008). Prior to PAETEC's acquisition of McLeodUSA, Mr. Ceryanec served as McLeodUSA's Group Vice President, Chief Financial Officer from 2005 to 2008. Age 50.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006 - present). Age 52.

EMPLOYEES

As of June 30, 2011, the Company had approximately 3,150 full-time and 100 part-time employees. Only a small percentage of our workforce is unionized. We consider relations with our employees to be good.

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

Advertising represents the largest portion of our revenues. In fiscal 2011, 57 percent of our revenues were derived from advertising. Advertising constitutes about half of our national media revenues and 90 percent of our local media revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, for example the Internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising or suppress advertising rates.

Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of alternative methods for the delivery of content and have driven consumer demand and expectations in unanticipated directions. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business, financial condition, and prospects may be adversely affected. Technology developments also pose other challenges that could adversely affect our revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control, and the loss of a direct relationship with consumers. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates.
Circulation revenues represent a significant portion of our revenues. Magazine circulation is another significant source of revenue, representing 19 percent of total revenues and 24 percent of national media revenues. Preserving circulation is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase.

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

Paper and postage prices may be difficult to predict or control. Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2011, these expenses accounted for 27 percent of national media's operating costs. Paper is a commodity and its price has been subject to significant volatility. All of our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts and multi-year contracts. The USPS distributes substantially all of our magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

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

Loss of or changes in affiliation agreements could adversely affect operating results for our local media segment. Our broadcast television station business owns and operates 12 television stations. Six are affiliated with CBS, three with FOX, two with MyNetworkTV, and one with NBC. These television networks produce and distribute programming in exchange for each of our stations' commitment to air the programming at specified times and for commercial announcement time during the programming. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our audiences, resulting in reduced revenues. In addition, we will be renegotiating our major network affiliation agreements in the next few years. In conjunction with these renegotiations, the television networks have indicated that they will be seeking arrangements with their affiliates to change the structure of network compensation, including seeking reverse compensation, or payment from affiliates in consideration for the network’s programming. If we become party to an arrangement that changes the structure of network compensation, our programming expenses could increase further.

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

The national media segment operates mainly from the Des Moines offices and from leased facilities in New York, NY. The New York facilities are used primarily as advertising sales offices for all Meredith magazines and as headquarters for Ladies' Home Journal, Family Circle, Parents, Fitness, More, Siempre Mujer, and American Baby properties. We have also entered into leases for integrated marketing operations and national media sales offices located in the states of California, Illinois, Michigan, Texas, and Virginia. The Company believes the capacity of these locations is sufficient to meet our current and expected future requirements.

The local media segment operates from facilities in the following locations: Atlanta, GA; Phoenix, AZ; Beaverton, OR; Rocky Hill, CT; Nashville, TN; Fairway, KS; Greenville, SC; Henderson, NV; Springfield, MA; Saginaw, MI; and New York, NY. All of these properties are adequate for their intended use. The properties in Springfield and New York are leased, while the other properties are owned by the Company. Each of the broadcast stations also maintains one or more owned or leased transmitter sites.

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

	High	Low	Dividends
Fiscal 2011
First Quarter	$34.26	$28.92	$0.230
Second Quarter	36.15	32.61	0.230
Third Quarter	37.51	33.00	0.255
Fourth Quarter	36.10	29.38	0.255

	High	Low	Dividends
Fiscal 2010
First Quarter	$33.17	$23.61	$0.225
Second Quarter	32.43	25.83	0.225
Third Quarter	35.08	29.00	0.230
Fourth Quarter	38.08	31.02	0.230

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased its dividend in each of the last 18 years. It is currently anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2011, there were approximately 1,310 holders of record of the Company's common stock and 680 holders of record of Class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock during the period July 1, 2006, to June 30, 2011, with the Standard and Poor's (S&P) 500 Index, the S&P MidCap 400 Index, and with a Peer Group of six companies engaged in multimedia businesses primarily with publishing and/or television broadcasting in common with the Company.

The S&P 500 Index is comprised of 500 U.S. companies in the industrial, transportation, utilities, and financial industries and is weighted by market capitalization. The S&P MidCap 400 Index is comprised of 400 mid-sized

U.S. companies with a market cap in the range of $1.0 billion to $4.4 billion in the financial, information technology, industrial, and consumer discretionary industries covering approximately 7 percent of the U.S. equities market and is weighted by market capitalization. In the prior year, the Company used the S&P 500 Index however, during fiscal 2011, the Company was migrated from the S&P 500 Index to the S&P MidCap 400 Index and thus both indexes are shown in the current year. The Peer Group selected by the Company for comparison, which is also weighted by market capitalization, is comprised of Belo Corp.; Gannett Co., Inc.; The McGraw-Hill Companies, Inc.; Media General, Inc.; The E.W. Scripps Company; and The Washington Post Company.

The graph depicts the results for investing $100 in the Company's common stock, the S&P 500 Index and the S&P MidCap 400 Index, and the Peer Group at closing prices on June 30, 2006, assuming dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended June 30, 2011.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under the programs
April 1 to April 30, 2011	8,626	$33.30	8,626	1,004,113
May 1 to May 31, 2011	293,800	33.00	293,800	710,313
June 1 to June 30, 2011	169,600	30.49	169,600	540,713
Total	472,026	32.11	472,026	540,713

(1) Total number of shares purchased includes the purchase of 443 shares of Class B stock in April 2011.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the fiscal years 2007 through 2011 is contained under the heading "Eleven-Year Financial History with Selected Financial Data" beginning on page 78 and is derived from consolidated financial statements for those years. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

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

EXECUTIVE OVERVIEW

Meredith Corporation is the leading media and marketing company serving American women. Meredith combines well-known national brands - including Better Homes and Gardens, Parents, Ladies' Home Journal, Family Circle, American Baby, Fitness, and More - with local television brands in fast growing markets such as Atlanta, Phoenix, and Portland. Meredith is the industry leader in creating content in key consumer interest areas such as home, family, health and wellness, and self-development. Meredith uses multiple distribution platforms – including print, television, online, mobile, tablets, and video – to give consumers content they desire and to deliver the messages of its advertising and marketing partners. Additionally, Meredith uses its many assets to create powerful custom marketing solutions for many of the nation's top brands and companies.

Meredith operates two business segments. The national media group consists of magazine publishing, interactive media, integrated marketing, brand licensing, database-related activities, and other related operations. The local media group consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video-related operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2011, the national media group accounted for 77 percent of the Company's $1.4 billion in revenues while local media group revenues contributed 23 percent.

In fiscal 2011, Meredith delivered growth in revenue, profit, and cash-flow. Details include:

•	Several of Meredith's business activities delivered record revenue performance including political and digital advertising as well as MIM and brand licensing.

•	Total company operating expenses declined 2 percent.

•	Operating profit grew by more than 20 percent and operating profit margin improved to 16 percent from 13 percent in the prior year.

•
Cash flows from operating activities increased by 12 percent. More than 30 percent of this cash was returned to shareholders through dividends and share repurchases, significantly more than last year. In fiscal 2011, Meredith increased its dividend by 11 percent and restarted its share repurchase program.

In addition to these financial highlights, Meredith increased its already strong connection with American consumers in fiscal 2011. This overarching initiative spans all of Meredith's media and marketing platforms, and lies at the heart of the company's unique consumer proposition. Meredith continues to reach 75 million American women at important life-stages, providing them with valuable information on caring for their families, their homes, and their own health and well-being.

To position Meredith for the future while accelerating revenue, profit, and cash flow growth, Meredith is pursuing a series of well-defined strategic initiatives:

•
Increasing our already strong consumer connection—Creative enhancements to several of Meredith's major magazines were completed in fiscal 2011 and more are planned for fiscal 2012. Magazine readership and television viewership grew during the year, and traffic across its 60 websites increased in the double-digits. Additionally, the Better syndicated daily lifestyle television show will broaden its reach to more than 80 percent of American households by Fall 2011 by adding New York City, the nation's top market.

•
Strengthening the core magazine and television businesses—Advertising rates and operating profit margins grew from the prior year in both the national and local media groups. Meredith has completed a number of re-engineering initiatives to improve efficiency and reduce costs in the future.

•
Aggressively expanding digital activities—Key websites, including BHG.com and Recipe.com, were relaunched and more digital enhancements are planned for fiscal 2012, including rapid expansion of mobile applications and additional tablet editions.

•
Extending key brands to new products and services—The Better Homes and Gardens brand licensing program continues to grow at Wal-Mart stores and is now six times larger than when the program was launched less than three years ago.

•
Significantly growing Meredith Integrated Marketing—MIM delivered record revenues in fiscal 2011. Cross-selling new services to existing clients and winning new business are the pillars of this business's growth strategy.

•
Increasing our scale and capabilities—Meredith assumed day-to-day operations of Turner Broadcasting System's Peachtree TV in the fast-growing Atlanta market, completed the acquisition of the digital RGM, acquired mobile marketing leader Hyperfactory, and in July 2011, purchased the EatingWell Media Group.

•
Growing the amount of cash returned to shareholders—Meredith's business is built on a model that delivers very stable and growing cash flow, generating about $2 billion in cash flow over the last decade. Approximately half of that cash has been returned to shareholders over that time.

Fiscal 2011 was a year of significant achievements, however there were challenges as well, including a 4 percent decline in national media group advertising revenues. This was more than offset by a 4 percent increase in non-political advertising in the local media group and a record $35 million in net political advertising revenues. Meredith continues to execute a series of revenue-generating and efficiency enhancing initiatives to improve performance. Meredith possesses strong prospects for long-term cash flow generation, and is committed to building shareholder value over time.

NATIONAL MEDIA

Advertising revenues made up 47 percent of fiscal 2011 national media revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 24 percent of fiscal 2011 national media revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets. In the short term, subscription revenues, which accounted for 77 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. A key factor in Meredith's subscription success is our industry-leading database. It contains approximately 85 million entries that include information on about three-quarters of American homeowners, providing an average of 700 data points for each name. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 29 percent of national media revenues came from a variety of activities that included the sale of integrated marketing services and books as well as brand licensing, product sales, and other related activities. MIM offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers, both in printed and digital forms. These revenues are generally affected by changes in the level of economic activity in the U.S. including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented 37 percent of the segment's operating expenses in fiscal 2011. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The printing of our publications is outsourced. We typically have multi-year contracts for the printing of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS increased rates most recently in January and April 2011. At this time, the USPS has not proposed any future rate increases. Meredith works with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases.

Employee compensation, which includes benefits expense, represented 26 percent of national media's operating expenses in fiscal 2011. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. The remaining 37 percent of fiscal 2011 national media expenses included costs for magazine newsstand and book distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

LOCAL MEDIA

Local media derives almost all of its revenues—90 percent in fiscal 2011—from the sale of advertising both over the air and on our stations' websites. The remainder comes from television retransmission fees, television production services, and other services.

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

Local media's major expense categories are employee compensation and programming costs. Employee compensation represented 52 percent of local media's operating expenses in fiscal 2011, and is affected by the same factors noted for national media. Programming rights amortization expense represented 8 percent of this segment's fiscal 2011 expenses. Programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 40 percent of local media's fiscal 2011 operating expenses.

FISCAL 2011 FINANCIAL OVERVIEW

•
Local media revenues increased 14 percent from the prior year and operating profit rose to $87.9 million from $52.9 million reflecting both increased cyclical political advertising and higher non-political advertising revenues.

•
National media revenues decreased 2 percent from the prior year. Decreases in magazine advertising and circulation revenues more than offset increases in our integrated marketing, brand licensing, and interactive media revenues. National media group operating profit increased 6 percent to $179.6 million due primarily to increased operating profits from our brand licensing and integrated marketing operations partially offset by a decline in operating profit in our magazine and interactive operations.

•	In December 2010, Meredith completed its acquisition of RGM, a social content hub for women online.

•	In July 2010, Meredith completed its acquisition of the remaining 80.01 percent of Hyperfactory, an international mobile marketing company. In the fourth quarter of fiscal 2011, the Company recorded a $6.3 million reduction in the contingent consideration payable to Hyperfactory and wrote-down Hyperfactory identifiable intangibles by $0.9 million.

•
In fiscal 2011, management committed to a performance improvement plan that included selected workforce reductions. In connection with this plan, in the fourth quarter of fiscal 2011, the Company recorded a pre-tax restructuring charge of $6.4 million for severance and benefit costs. The Company also recorded $1.2 million in reversals of excess restructuring reserves accrued in prior fiscal years.

•
Management announced the closing of the ReadyMade brand due to ongoing weakness in the home category/marketplace. The closing of ReadyMade magazine was effective following the publication of the June/July 2011 issue. In connection with the closing, the Company recorded a pre-tax restructuring charge in the fourth quarter of fiscal 2011 of $4.2 million related to the write-off of various assets of ReadyMade magazine. The operations of ReadyMade and the related restructuring charge are recorded in discontinued operations on the Consolidated Statement of Earnings (Loss).

•	Diluted earnings per share increased 22 percent to $2.78 from $2.28 in fiscal 2011.

•
In fiscal 2011, we generated $214.5 million in operating cash flows, invested $29.9 million in capital improvements, and eliminated $105.0 million of our debt. The quarterly dividend was increased 11 percent from 23.0 cents per share to 25.5 cents per share effective with the March 2011 payment.

RESULTS OF OPERATIONS

Years ended June 30,	2011	Change	2010	Change	2009
(In millions except per share data)
Total revenues	$1,400.5	1%	$1,382.8	(2)%	$1,404.8
Costs and expenses	1,135.7	(2)%	1,156.8	(4)%	1,199.8
Depreciation and amortization	39.5	(3)%	40.9	(4)%	42.6
Impairment charge	—	—	—	(100)%	294.5
Total operating expenses	1,175.2	(2)%	1,197.7	(22)%	1,536.9
Income (loss) from operations	$225.3	22%	$185.1	NM	$(132.1)
Earnings (loss) from continuing operations	$131.6	25%	$105.6	NM	$(100.7)
Net earnings (loss)	127.4	23%	104.0	NM	(107.1)
Diluted earnings (loss) per share
from continuing operations	2.87	24%	2.32	NM	(2.24)
Diluted earnings (loss) per share	2.78	22%	2.28	NM	(2.38)
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

Discontinued Operations

Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in MD&A relates to continuing operations. Therefore, results of ReadyMade magazine, which was closed in fiscal 2011, and

Country Home magazine, which was closed in fiscal 2009, are excluded for all periods covered by this report.

Use of Non-GAAP Financial Measures

Certain Consolidated Statement of Earnings (Loss) and local media segment operating profit (loss) line items that exclude the impact of the local media impairment charge taken in fiscal 2009 are non-GAAP financial measures. We are providing this information to facilitate a meaningful comparison of results for the last three fiscal years and because we believe it is useful to investors in evaluating our ongoing operations. Non-GAAP financial measures are intended to provide insight into selected financial information and should be evaluated in the context in which they are presented. These measures are of limited usefulness in evaluating our overall financial results presented in accordance with GAAP and should be considered in conjunction with the consolidated financial statements, including the related notes included elsewhere in this report.

A reconciliation of results excluding the local media impairment charge (non-GAAP) to reported results (GAAP) for fiscal 2009 follows.

Year ended June 30, 2009	Excluding Impairment Charge	Impairment Charge	As Reported
(In thousands except per share data)
Total operating expenses	$1,242,427	$294,529	$1,536,956
Income (loss) from operations	162,407	(294,529)	(132,122)
Income taxes	(57,831)	109,400	51,569
Earnings (loss) from continuing operations	84,455	(185,129)	(100,674)
Net earnings (loss)	78,045	(185,129)	(107,084)
Diluted earnings (loss) from continuing operations	1.87	(4.11)	(2.24)
Diluted earnings (loss) per share	1.73	(4.11)	(2.38)
Local media operating profit (loss)	36,755	(294,529)	(257,774)

Our analysis of local media segment results includes references to earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA) and adjusted EBITDA, which is defined as EBITDA before impairment charge. Fiscal 2011 and fiscal 2010 do not include an adjustment to EBITDA for impairment. EBITDA, adjusted EBITDA, and EBITDA margin are non-GAAP measures. We use EBITDA and adjusted EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our local media segment. EBITDA is a common alternative measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Adjusted EBITDA is used to facilitate a meaningful comparison of results for the last three years. Local media segment EBITDA and adjusted EBITDA are not used as measures of liquidity, nor are they necessarily indicative of funds available for our discretionary use.

We believe the non-GAAP measures used in MD&A contribute to an understanding of our financial performance and provide an additional analytic tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Trends and Uncertainties

Advertising demand is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Advertising revenues accounted for 57 percent of total revenues in fiscal 2011. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates and, over time, television programming rights. The Company's cash flows from operating activities, its primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

NATIONAL MEDIA

The following discussion reviews operating results for our national media segment, which includes magazine publishing, integrated marketing, interactive media, brand licensing, database-related activities, and other related operations. The national media segment contributed 77 percent of Meredith's revenues and 67 percent of the combined operating profit from national media and local media operations in fiscal 2011.

In fiscal 2011, national media revenues decreased 2 percent while segment operating profit rose 6 percent. In fiscal 2010, national media revenues declined 3 percent and segment operating profit increased 11 percent. National media operating results for the last three fiscal years were as follows:

Years ended June 30,	2011	Change	2010	Change	2009
(In millions)
Revenues	$1,078.2	(2)%	$1,100.5	(3)%	$1,130.3
Operating expenses	(898.6)	(3)%	(930.3)	(5)%	(976.3)
Operating profit	$179.6	6%	$170.2	11%	$154.0

National Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2011	Change	2010	Change	2009
(In millions)
Revenues
Advertising	$501.3	(4)%	$524.7	(1)%	$528.7
Circulation	261.5	(7)%	279.6	—%	278.4
Other	315.4	6%	296.2	(8)%	323.2
Total revenues	$1,078.2	(2)%	$1,100.5	(3)%	$1,130.3

Advertising Revenue
The following table presents advertising page information according to Publishers Information Bureau for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2011	Change	2010	Change	2009
Better Homes and Gardens	1,588	(11)%	1,780	10%	1,618
Family Circle	1,523	(14)%	1,766	7%	1,645
Parents	1,388	1%	1,368	(3)%	1,413
Ladies' Home Journal	1,044	(10)%	1,161	(5)%	1,217
More	846	(5)%	889	(1)%	895
Fitness	809	(5)%	856	12%	762
Traditional Home	571	(11)%	640	5%	610
American Baby	519	7%	486	(11)%	544
Midwest Living	463	(12)%	526	—%	524

In fiscal 2011, magazine advertising revenues decreased 5 percent and advertising pages declined 8 percent with most titles showing declines. Average net revenue per page increased in the mid-single digits on a percentage basis. Among our advertising categories, prescription drugs and retail showed strength, while demand was weaker for most other categories. Online advertising revenues in our interactive media operations are a small but growing percentage of national media advertising revenue. Though online advertising revenues increased 27 percent in the first half of the fiscal year, they declined 19 percent in the second half. Overall, they increased 3 percent as compared to the prior year.

Magazine advertising revenues and total advertising pages decreased approximately 2 percent in fiscal 2010 as average net revenue per page was approximately flat. On the strength of Better Homes and Gardens and Family Circle, our women's service titles increased advertising revenues and pages in fiscal 2010. Fitness also grew ad revenues and pages. Parenthood, shelter, mens, and Hispanic titles were down in our fiscal year. Among our core advertising categories, household supplies, automotive, prescription drugs, and food and beverage showed strength while demand was weaker for the home, non-prescription drugs, and travel categories. Online advertising revenues in our interactive media operations increased 13 percent in fiscal 2010 as compared to the prior year due to strong demand.

Circulation Revenues
Magazine circulation revenues decreased 7 percent in fiscal 2011, reflecting declines in both newsstand and subscription revenues. Subscription revenues were down in the low-single digits on a percentage basis while newsstand revenues were down approximately 15 percent. A portion of the decrease in circulation revenue was expected due to previously announced rate base reductions at Ladies Home Journal and Traditional Home and the January 2010 repositioning of our SIM business.

Magazine circulation revenues were flat on a percentage basis in fiscal 2010. Subscription revenues decreased 1 percent while newsstand revenues increased 4 percent for the period. The decrease in subscription revenues was primarily due to there effectively being two fewer issues of Fitness in fiscal 2010 as compared to the prior year as a result of a double issue in June of fiscal 2009. The increase in newsstand revenues was primarily the result of stronger sales of our SIM publications.

Other Revenues
Fiscal 2011 other revenues within the national media group increased 6 percent. Integrated marketing revenues increased 10 percent in fiscal 2011 driven by the expansion of digital and customer relationship management services for national clients. Brand licensing revenues grew more than 20 percent in fiscal 2011 driven primarily by continued expansion of the Better Homes and Gardens-branded products at Wal-Mart stores. The number of SKUs of Better Homes and Gardens products increased to 3,000.

National media other revenues declined 8 percent in fiscal 2010. Integrated marketing revenues declined 7 percent due to cutbacks in existing programs, primarily related to the automotive and retail sectors, as well as fewer new programs launched compared to the prior year. Brand licensing revenues grew 36 percent in fiscal 2010, buoyed by an expansion of our Wal-Mart relationship.

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

National Media Operating Expenses

In fiscal 2011, national media group operating costs decreased 3 percent. Consistent with the decline in revenues, processing, paper, and distribution costs decreased primarily due to the decline in advertising pages sold and the SIM repositioning. An increase in average paper costs of 3 percent compared to the prior year partially offset the expense reductions. Circulation expense, pension and other retirement plan costs, and performance-based incentive accruals also declined. These cost reductions were partially offset by increased employee compensation costs. Employee compensation costs were up as a result of higher staff levels primarily due to the acquisition of Hyperfactory and higher compensation levels due to annual merit increases.

In the fourth quarter of fiscal 2011, the national media group recorded $5.4 million in severance and related benefit costs. Partially offsetting these charges was a $0.9 million reversal of excess restructuring accrual previously recorded by the national media segment. The national media segment also recorded a $6.3 million reduction in the contingent consideration payable to Hyperfactory and a write-down of $0.9 million of Hyperfactory identifiable intangibles. These items were reported as increases and decreases, as appropriate, in selling, general, and administrative expenses.

National media operating expenses decreased 5 percent in fiscal 2010. Book manufacturing costs decreased due to the changes in the book business model. Paper costs decreased primarily due to a reduction in average paper prices of 16 percent. Following integrated marketing's revenues, integrated marketing production expenses also declined. Circulation expenses declined in fiscal 2010. These cost reductions were partially offset by increased processing costs, performance-based incentive accruals, pension and other retirement plan costs, and postage.

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

National Media Operating Profit

National media operating profit grew 6 percent as compared to the prior year. Increases in operating profit in our brand licensing and integrated marketing operations more than offset lower operating profits in our magazine and interactive media operations.

In fiscal 2010, national media operating profit grew 11 percent compared with the prior year. Increases in operating profit in our magazine and brand licensing operations more than offset lower operating profits in our integrated marketing, book, and interactive media operations.

LOCAL MEDIA

The following discussion reviews operating results for the Company's local media segment, which currently consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video production related operations. The local media segment contributed 23 percent of Meredith's revenues and 33 percent of the combined operating profit from national media and local media operations in fiscal 2011.

Local media revenues increased 14 percent in fiscal 2011 as non-political advertising, political advertising, and other revenues all increased. Costs and expenses increased 2 percent. Local media operating profit increased 66 percent in fiscal 2011 on the strength of political and non-political advertising.

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

Local media operating results for the last three fiscal years were as follows:

Years ended June 30,	2011	Change	2010	Change	2009
(In millions)
Revenues	$322.3	14%	$282.4	3%	$274.5
Costs and expenses	(234.4)	2%	(229.5)	(3)%	(237.8)
Impairment of goodwill and other intangible assets	—	—	—	(100)%	(294.5)
Operating profit (loss)	$87.9	66%	$52.9	NM	$(257.8)
NM - not meaningful

Local Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2011	Change	2010	Change	2009
(In millions)
Revenues
Non-political advertising	$256.4	4%	$245.5	5%	$233.5
Political advertising	35.0	279%	9.3	(61)%	23.5
Other	30.9	12%	27.6	58%	17.5
Total revenues	$322.3	14%	$282.4	3%	$274.5

Local media total revenues increased 14 percent in fiscal 2011, reflecting higher non-political advertising revenues and higher political advertising related to the November 2010 elections. Political advertising revenues totaled $35.0 million in the current fiscal year compared with $9.3 million in the prior year. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns (which take place primarily in our odd-numbered fiscal years). Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. Non-political advertising revenues increased 4 percent in fiscal 2011 despite political advertising displacing some core advertising. Local non-political advertising revenues increased 4 percent in fiscal 2011. National non-political advertising revenues increased 3 percent as compared to the prior year. In fiscal 2011, eight of local media group's ten largest advertising categories grew revenues, led by automotive, retail, and media. Online advertising revenues increased 9 percent as compared to the prior year. Other revenue, which is primarily retransmission fees, increased

12 percent in the current year.

While local media total revenues increased 3 percent in fiscal 2010 as compared to fiscal 2009, they increased 20 percent in the last half of the fiscal year as advertising started to rebound. Non-political advertising revenues increased 5 percent, reflecting improvements of 3 percent in the local market and 11 percent in national advertising sales. Fiscal 2010 net political advertising revenues declined 61 percent, or $14.3 million. Online advertising revenues increased 5 percent as compared to the prior year.

Local Media Costs and Expenses

Local media operating expenses increased 2 percent in fiscal 2011 as compared to the prior year. Increases in employee compensation, bad debt expense, and production expenses more than offset declines in film amortization, performance-based incentive accruals, and pension and other retirement plan costs.

Local media costs and expenses decreased 3 percent in fiscal 2010. Lower bad debt expense, employee compensation, film amortization, depreciation, and studio production expenses were partially offset by higher performance-based incentive accruals and pension and other retirement plan costs. A credit of $2.7 million for a gain on the Sprint Nextel Corporation equipment exchange reduced operating expenses.

Local Media Impairment of Goodwill and Other Intangible Assets

The Company performs its annual impairment testing as of May 31. In fiscal 2009, the recession's impact on local advertising lowered future cash flow projections. The evaluation resulted in our broadcast stations' goodwill and certain of their FCC licenses having carrying values that exceeded their estimated fair values. As a result, the Company recorded a pre-tax non-cash charge of $211.9 million to reduce the carrying value of its FCC licenses and $82.6 million to write-off goodwill in fiscal 2009.

Local Media Operating Profit (Loss)

Local media operating profit increased 66 percent to $87.9 million in fiscal 2011 as compared to fiscal 2010. The increase was primarily due to the to the strength of political advertising revenues and higher non-political advertising revenues.

Fiscal 2010 local media operating profit was $52.9 million, compared to a loss of $257.8 million in fiscal 2009, which included a $294.5 million non-cash impairment charge. Excluding the impairment charge, fiscal 2010 local media operating profit was up 44 percent from $36.8 million in fiscal 2009, which is primarily due to an increase in non-political revenue and lower operating costs as a result of the Company's ongoing initiative to reduce operating costs.

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

Years ended June 30,	2011	Change	2010	Change	2009
(In millions)
Revenues	$322.3	14%	$282.4	3%	$274.5
Operating profit (loss)	$87.9	66%	$52.9	NM	$(257.8)
Depreciation and amortization	24.0	(2)%	24.4	(3)%	25.2
EBITDA	111.9	45%	77.3	NM	(232.6)
Impairment of goodwill and other intangible assets	—	—	—	(100)%	294.5
Adjusted EBITDA	$111.9	45%	$77.3	25%	$61.9
EBITDA margin	34.7%		27.4%		(84.7)%
Adjusted EBITDA margin	34.7%		27.4%		22.6%
NM - not meaningful

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three years were as follows:

Years ended June 30,	2011	Change	2010	Change	2009
(In millions)
Unallocated corporate expenses	$42.2	11%	$37.9	34%	$28.4

Unallocated corporate expenses increased 11 percent in fiscal 2011. Increases in Meredith's investment spending on tablet and mobile platforms and medical and other company benefits more than offset decreases in pension and other retirement plan costs, performance-based incentive accruals, and consulting costs.

Unallocated corporate expenses increased 34 percent in fiscal 2010. Increases in performance-based incentive accruals, consulting fees, pension and other retirement plan costs, and Meredith's investment in Next Issue Media more than offset decreases in legal services expense and medical costs.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2011	Change	2010	Change	2009
(In millions)
Production, distribution, and editorial	$554.1	(3)%	$572.3	(11)%	$644.1
Selling, general, and administrative	581.5	(1)%	584.4	5%	555.8
Depreciation and amortization	39.6	(3)%	40.9	(4)%	42.6
Impairment of goodwill and other intangible assets	—	—	—	(100)%	294.5
Operating expenses	$1,175.2	(2)%	$1,197.6	(22)%	$1,537.0

Production, Distribution, and Editorial Costs
Fiscal 2011 production, distribution, and editorial costs decreased 3 percent as compared to the prior year. Declines in national media group processing, paper, and distribution expenses and a decrease in local media film amortization contributed to the reduction. Integrated marketing production expenses declined primarily due to a shift from print services projects to staff based projects.

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

Selling, General, and Administrative Expenses
Fiscal 2011 selling, general, and administrative expenses decreased 1 percent as compared to the prior year. Employee compensation costs, Meredith's investment spending on tablet and mobile platforms, and bad debt expenses increased as compared to the prior year. Integrated marketing expenses also increased due to a shift from print services projects to staff based projects. These increases were offset by lower pension and other retirement plan costs, performance-based incentive accruals, and circulation expenses. In the fourth quarter of fiscal 2011, the Company recorded $6.4 million in severance and benefit costs. More than offsetting these charges was a $1.2 million reversal of excess restructuring accrual previously recorded and a $6.3 million reduction in the contingent consideration payable to Hyperfactory.

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

Depreciation and Amortization
Depreciation and amortization expenses decreased 3 percent in fiscal 2011 primarily due to lower machinery and computer equipment depreciation. Depreciation and amortization expenses decreased 4 percent in fiscal 2010 primarily due to lower computer equipment depreciation.

Impairment of Goodwill and Other Intangible Assets
Based on the Company's annual impairment testing of goodwill and other long-lived intangible assets in fiscal 2009, the Company recorded a non-cash impairment charge of $211.9 million to reduce the carrying value of our FCC licenses and $82.6 million to write-off our local media segment's goodwill.

Operating Expenses
Employee compensation including benefits was the largest component of our operating costs in fiscal 2011. Employee compensation represented 35 percent of total operating expenses in fiscal 2011 compared to 33 percent in fiscal 2010 and 25 percent in fiscal 2009. National media paper, production, and postage combined expense was the second largest component of our operating costs in fiscal 2011, representing 29 percent of the total. In fiscal 2010 these expenses represented 31 percent, and in fiscal 2009 they were 26 percent. In fiscal 2009, the impairment charge recorded was the third largest component. It represented 19 percent of total fiscal 2009 operating expenses. Absent this impairment charge, national media paper, production, and postage combined expense represented 32 percent and employee compensation costs represented 31 percent of total operating costs.

Income (Loss) from Operations

Income from operations rose 22 percent in fiscal 2011. The increase is primarily a result of revenue growth due to the strength of political advertising and related higher operating profits in our local media segment as well as increased operating profits from our brand licensing and integrated marketing operations. These increases were partially offset by a decline in the operating profit of our magazine operations.

Fiscal 2010 income from operations was $185.1 million, compared to a year-ago loss from operations of $132.1 million, which included a $294.5 million non-cash impairment charge. Excluding the impairment charge, fiscal 2010 income from operations increased 14 percent from $162.4 million in fiscal 2009, which is primarily due to lower operating costs as a result of the Company's ongoing efficiency initiative.

Net Interest Expense

Net interest expense was $12.9 million in fiscal 2011, $18.5 million in fiscal 2010, and $20.1 million in fiscal 2009. Average long-term debt outstanding was $249 million in fiscal 2011, $338 million in fiscal 2010, and $455 million in fiscal 2009. The Company's approximate weighted average interest rate was 5.2 percent in fiscal 2011, 5.5 percent in fiscal 2010, and 4.6 percent in fiscal 2009.

Income Taxes

The Company's effective tax rate from continuing operations was 38.0 percent in fiscal 2011, 36.6 percent in fiscal 2010, and 34.0 percent in fiscal 2009. The fiscal 2011 rate reflected the tax consequences of the decrease in the fair value of the acquisition-related contingent consideration and tax benefits realized due to expiring federal and state statutes of limitations. The fiscal 2010 rate reflected a favorable adjustment made to deferred income tax liabilities as a result of enacted state and local legislation, tax benefits from the resolution of a state and local tax contingency, and tax benefits realized due to expiring federal and state statutes of limitations. The fiscal 2009 rate reflected tax benefits resulting from the impairment charge.

Earnings (Loss) from Continuing Operations and Earnings (Loss) per Share from Continuing Operations

Earnings from continuing operations were $131.6 million ($2.87 per diluted share) in fiscal 2011, up 25 percent from $105.6 million ($2.32 per diluted share) in the prior year. The improvements were primarily the result of revenue growth and higher operating profit in our local media segment and improved profits in our brand licensing and integrated marketing operations partially offset by a decline in the operating profit of magazine operations.

Fiscal 2010 earnings from continuing operations were $105.6 million ($2.32 per diluted share), compared to a loss from continuing operations in fiscal 2009 of $100.7 million ($2.24 per diluted share). Fiscal 2009 results included a non-cash impairment charge of $185.1 million (after-tax). Excluding the impairment charge from fiscal 2009 results, fiscal 2010 earnings from continuing operations increased 25 percent from fiscal 2009. The increase was primarily due to the Company's ongoing efficiency initiative that reduced operating costs, income tax benefits recorded in fiscal 2010, and lower restructuring charges recorded in the current year than in the prior year.

Discontinued Operations

The fiscal 2011 and fiscal 2010 loss from discontinued operations represents the operating results, net of taxes, of ReadyMade magazine. In June 2011, the Company announced the closing of the ReadyMade brand. In connection with this closing, the Company recorded a write-down of various assets, primarily deferred subscription acquisition costs, of ReadyMade magazine of $4.2 million.

For fiscal 2009, loss from discontinued operations represents the operating results, net of taxes, of Country Home and ReadyMade magazines. In connection with the closing of Country Home magazine, the Company recorded a restructuring charge of $6.8 million in the second quarter of fiscal 2009, which included the write down of various assets of Country Home magazine of $5.8 million and severance and outplacement costs of $1.0 million. Most of the asset write-down charge related to the write-off of deferred subscription acquisition costs.

The ReadyMade and Country Home charges are reflected in the costs and expenses line below. The revenues and expenses for each of these properties have, along with associated taxes, been removed from continuing operations and reclassified into a single line item amount on the Consolidated Statements of Earnings (Loss) titled loss from discontinued operations, net of taxes, for each period presented as follows:

Years ended June 30,	2011	2010	2009
(In millions except per share data)
Revenues	$5.8	$4.9	$20.8
Costs and expenses	(12.7)	(7.6)	(31.3)
Loss before income taxes	(6.9)	(2.7)	(10.5)
Income taxes	2.7	1.0	4.1
Loss from discontinued operations	$(4.2)	$(1.7)	$(6.4)
Loss from discontinued operations per share:
Basic	$(0.09)	$(0.04)	$(0.14)
Diluted	(0.09)	(0.04)	(0.14)

Net Earnings (Loss) and Earnings (Loss) per Share

Net earnings were $127.4 million ($2.78 per diluted share) in fiscal 2011, up 23 percent from $104.0 million ($2.28 per diluted share) in the prior year. The improvements were primarily the result of revenue growth and higher operating profit in our local media segment and improved profits in our brand licensing and interactive media operations partially offset by a decline in the operating profit of magazine operations. This growth was partially offset by a larger loss from discontinued operations in the current year primarily due to ReadyMade magazine shut down costs recorded in fiscal 2011. Both average basic and diluted shares outstanding increased slightly in the current year.

In fiscal 2010, a net gain of $104.0 million ($2.28 per diluted share) was recorded compared to net loss of $107.1 million ($2.38 per diluted share) in the prior year. Fiscal 2009 results included a non-cash impairment charge of $185.1 million (after-tax). Excluding the impairment charge from fiscal 2009 results, fiscal 2010 net earnings increased 33 percent from fiscal 2009. The increase was primarily due to the Company's ongoing efficiency initiative that reduced operating costs, income tax benefits recorded in fiscal 2010, lower restructuring charges recorded in fiscal 2010 than in the prior year, and a smaller loss from discontinued operations primarily due to Country Home magazine shut down costs recorded in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2011	2010	2009
(In millions)
Cash flows from operating activities	$214.5	$191.7	$180.9
Cash flows from investing activities	(70.0)	(52.2)	(29.0)
Cash flows from financing activities	(165.3)	(118.8)	(161.6)
Net cash flows	$(20.8)	$20.7	$(9.7)
Cash and cash equivalents	$27.7	$48.6	$27.9
Long-term debt (including current portion)	195.0	300.0	380.0
Shareholders' equity	775.0	688.3	609.4
Debt to total capitalization	20%	30%	38%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. The Company continues to generate significant cash flow from operating activities in spite of the downturn in advertising revenues due to the recession. Debt financing is typically used for significant acquisitions. Our core businesses—magazine and television broadcasting—have been strong cash generators. Despite the introduction of many new technologies, we believe these businesses will continue to have strong market appeal for the foreseeable future. As is true in any business, operating results and cash flows are subject to changes in demand for our products and changes in costs. Changes in the level of demand for magazine and television advertising or other products can have a significant effect on cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2011, we had up to $150 million available under our revolving credit facility and up to $30 million available under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $20.8 million in fiscal 2011; they increased $20.7 million in fiscal 2010 and decreased $9.7 million in fiscal 2009. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, stock repurchases, capital investments, and dividends.

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

Cash provided by operating activities totaled $214.5 million in fiscal 2011 compared with $191.7 million in fiscal 2010 primarily due to higher net earnings in the current year.

Cash provided by operating activities totaled $191.7 million in fiscal 2010 compared with $180.9 million in fiscal 2009 as increased net earnings before the impairment charge and increased accounts payable and accruals more than offset an increase in accounts receivable resulting from higher advertising revenues in the fourth quarter as compared to the prior year.

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. We contributed $10.0 million in fiscal 2010 and $9.0 million in fiscal 2009. We made no contributions in fiscal 2011. We do not anticipate a required contribution in fiscal 2012.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $70.0 million in fiscal 2011 from $52.2 million in the prior-year period. The increase primarily reflected more cash used for investments in businesses due to the acquisitions of Hyperfactory and RGM as well as higher contingent purchase price payments on prior acquisitions in the current year than in the prior year.

Net cash used by investing activities increased to $52.2 million in fiscal 2010 from $29.0 million in fiscal 2009. We paid out more in contingent payments on prior acquisitions in fiscal 2010 than we did in the prior year primarily due to the timing of payments.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used by financing activities totaled $165.3 million in the year ended June 30, 2011, compared with $118.8 million for the year ended June 30, 2010. The increase in cash used for financing activities is primarily due to debt being paid down by a net $105.0 million in the current year compared to a net $80.0 million reduction in the prior year and higher purchases of Company common stock in the current year.
 Net cash used by financing activities totaled $118.8 million in fiscal 2010 compared with $161.6 million in fiscal 2009. In fiscal 2010, long-term debt was reduced a net $80.0 million as compared to it being reduced by a net $105.0 million in fiscal 2009. In fiscal 2010, $6.3 million was used to purchase Company stock whereas in fiscal 2009, $21.8 million was used to purchase Company stock.

Long-term Debt

At June 30, 2011, long-term debt outstanding totaled $195.0 million ($125.0 million in fixed-rate unsecured senior notes and $70 million under an asset-backed bank facility). Of the senior notes, $50 million are due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The fixed-rate senior notes are repayable in amounts of $25 million and $50 million and are due from June 16, 2012, to July 13, 2014. Interest rates range from 5.04 percent to 7.19 percent with a weighted average interest rate of 6.13 percent.

In connection with the asset-backed bank facility, we entered into a revolving agreement in April 2002. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2011, $147.8 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate (3.25 percent at June 30, 2011) from Meredith Funding Corporation.

The revolving agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed bank facility has a capacity of up to $100 million. In April 2011, we renewed our asset-backed bank facility for an additional two years under terms substantially similar to those previously in place. The interest rate on the asset-backed bank facility is a fixed spread over LIBOR. The interest rate was 1.23 percent as June 30, 2011.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At June 30, 2011, no amounts were borrowed under this facility. The revolving credit facility expires June 16, 2013.

We believe our debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2011, is as follows:

	Required at June 30, 2011	Actual at June 30, 2011
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	0.8
Ratio of EBITDA[1] to interest expense	Greater than 2.75	20.4
1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other financial debt covenants at June 30, 2011.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2011:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$195.0	$50.0	$120.0	$25.0	$—
Debt interest [1]	17.2	7.7	8.6	0.9	—
Broadcast rights [2]	28.4	14.1	13.7	0.6	—
Contingent consideration [3]	12.9	9.5	3.4	—	—
Operating leases	182.7	19.1	29.3	26.7	107.6
Purchase obligations and other [4]	91.8	28.9	32.5	24.2	6.2
Total contractual cash obligations	$528.0	$129.3	$207.5	$77.4	$113.8

1.	Debt interest represents semi-annual interest payments due on fixed-rate notes outstanding at June 30, 2011.
2.	Broadcast rights include $14.4 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2011.
3.
These amounts include contingent acquisition payments. While it is not certain if and /or when these payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

4.	Purchase obligations and other includes expected postretirement benefit payments.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2011, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $49.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 8 to the Consolidated Financial Statements for further discussion of income taxes.

Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. We believe current cash balances, cash generated by future operating activities, and cash available under current credit agreements will be sufficient to meet our contractual cash obligations and other operating cash requirements for the foreseeable future. Projections of future cash flows are, however, subject to substantial uncertainty as discussed throughout MD&A and particularly in Item 1A-Risk Factors beginning on page 10. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so. We also have commitments in the form of standby letters of credit totaling $1.2 million that expire within one year.

Share Repurchase Program

We have maintained a program of Company share repurchases for 23 years. In fiscal 2011, we spent $24.9 million to repurchase an aggregate of 770,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $6.3 million to repurchase an aggregate of 188,000 shares in fiscal 2010 and $21.8 million to repurchase an aggregate of 882,000 shares in fiscal 2009. We expect to continue repurchasing shares from time to time subject to market conditions. In May 2008, the Board of Directors approved a share repurchase authorization for 2.0 million shares. As of June 30, 2011, approximately 0.5 million shares were remaining under this authorization for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2011.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend annually for 18 consecutive years. The last increase occurred in January 2011 when the Board of Directors approved the quarterly dividend of 25.5 cents per share effective with the dividend payable in March 2011. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $4.5 million annually. Dividend payments totaled $44.2 million, or 97 cents per share, in fiscal 2011 compared with $41.3 million, or 91 cents per share, in fiscal 2010, and $39.7 million, or 88 cents per share, in fiscal 2009.

Capital Expenditures

Spending for property, plant, and equipment totaled $29.9 million in fiscal 2011, $24.7 million in fiscal 2010, and $23.5 million in fiscal 2009. Current year spending primarily relates to assets acquired in the normal course of business such as local media technical and news equipment, information technology systems and equipment, and improvements to buildings and office facilities. Fiscal 2010 spending primarily related to the initiative to consolidate back-office television station functions such as traffic, master control, accounting, and research into centralized hubs in Atlanta and Phoenix. Fiscal 2009 spending related primarily to digital and high definition conversions being completed at all of the Company's broadcast stations and the construction of a new data server room. The Company has no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

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

GOODWILL AND INTANGIBLE ASSETS

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. Goodwill and intangible assets totaled $1,070.1 million, or approximately 60 percent of Meredith's total assets, as of June 30, 2011. See Note 5 to the consolidated financial statements for additional information. The impairment analysis of these assets is considered critical because of their significance to the Company and our national media and local media segments.

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

BROADCAST RIGHTS

Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $5.3 million were included in the Consolidated Balance Sheet at June 30, 2011. In addition, we had entered into contracts valued at $14.4 million not included in the Consolidated Balance Sheet at June 30, 2011, because the related programming was not yet available for airing. Amortization of broadcast rights accounted for 8 percent of local media operating expenses in fiscal 2011. Valuation of broadcast rights is considered critical to the local media segment because of the significance of the amortization expense to the segment.

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

The accounting for pension and postretirement plans is actuarially based and includes assumptions regarding expected returns on plan assets, discount rates, and the rate of increase in healthcare costs. We consider the accounting for pension and postretirement plans critical to Meredith and both of our segments because of the number of significant judgments required. More information on our assumptions and our methodology in arriving at these assumptions can be found in Note 9 to the consolidated financial statements. Changes in key assumptions could materially affect the associated assets, liabilities, and benefit expenses. Depending on the assumptions and estimates used, these balances could vary within a range of outcomes. We monitor trends in the marketplace and rely on guidance from employee benefit specialists to arrive at reasonable estimates. These estimates are reviewed annually and updated as needed. Nevertheless, the estimates are subjective and may vary from actual results.

Meredith will use a long-term rate of return on assets of 8.00 percent in developing fiscal 2012 pension costs, down from a rate of 8.25 percent used in fiscal 2011. The fiscal 2012 rate was based on various factors that include but are not limited to the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets earned 23 percent in fiscal 2011 and 16 percent in fiscal 2010. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2011, our pension expense would have increased by $0.5 million.

Meredith will use a discount rate of 4.65 percent in developing the fiscal 2012 pension costs, the same as used in fiscal 2011. If we had decreased the discount rate by 0.5 percent in fiscal 2011, there would have been no effect on our combined pension and postretirement expenses.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have increased postretirement benefit costs by $0.6 million in fiscal 2011.

REVENUE RECOGNITION

Revenues from the newsstand sale of magazines are recorded net of our best estimate of expected product returns. Net revenues from newsstand sales totaled 6 percent of fiscal 2011 national media segment revenues. Allowances for returns are subject to considerable variability. Return allowances may exceed 65 percent for magazines sold on the newsstand. Estimation of these allowances for future returns is considered critical to the national media segment and the Company as a whole because of the potential impact on revenues.

Estimates of returns from magazine newsstand are based on historical experience and current marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

SHARE-BASED COMPENSATION EXPENSE

Meredith has a stock incentive plan that permits us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under the plan are stock options, and restricted shares of common stock. Share-based compensation expense totaled $8.9 million in fiscal 2011. As of June 30, 2011, unearned compensation cost was $6.2 million for restricted stock and $4.8 million for stock options. These costs will be recognized over weighted average periods of 1.9 years and 1.5 years, respectively.

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

We consider the accounting for share-based compensation expense critical to Meredith and both of our segments because of the number of significant judgments required. More information on our assumptions can be found in Note 12 to the consolidated financial statements. Changes in these assumptions could materially affect the share-based compensation expense recognized as well as various liability and equity balances.

INCOME TAXES

Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 38.0 percent of earnings from continuing operations before income taxes in fiscal 2011. Net deferred tax liabilities totaled $165.1 million, or

18 percent of total liabilities, at June 30, 2011.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

Revenue Arrangements with Multiple Deliverables—In September 2009, authoritative guidance on revenue arrangements with multiple deliverables was issued. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The Company adopted this guidance for revenue arrangements entered into or materially modified on or after July 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Intangibles - Goodwill and Other—In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement related to intangibles - goodwill and other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption permitted. The Company will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

Business Combinations—In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires that when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. If applicable, we will include the required disclosures for our fiscal year beginning July 1, 2011.

Fair Value Measurement and Disclosures—In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (IFRS). This new guidance, which is effective for the Company beginning July 1, 2012, amends current GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. Many of the amendments in this update change the wording used in the existing guidance to better align GAAP with IFRS and to clarify the FASB's intent on various aspects of the fair value guidance. This update also requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.

Comprehensive Income—In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning July 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company's consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2010.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2011, Meredith had $125.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $135.7 million from $135.1 million at June 30, 2011.

At June 30, 2011, $70.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.1 million.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for its television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2011, a 10 percent decrease in interest rates would have resulted in a $0.1 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of earnings (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (as listed in Part IV, Item 15 (a) 2 herein). We also have audited the Company's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (as included in Part II, Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Des Moines, Iowa
August 19, 2011

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

/s/ Joseph H. Ceryanec

Joseph H. Ceryanec
Vice President-Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2011	2010
(In thousands)
Current assets
Cash and cash equivalents		$27,721	$48,574
Accounts receivable
(net of allowances of $10,823 in 2011 and $10,980 in 2010)		212,365	223,630
Inventories		21,529	26,807
Current portion of subscription acquisition costs		54,581	57,917
Current portion of broadcast rights		3,974	5,423
Other current assets		13,568	19,076
Total current assets		333,738	381,427
Property, plant, and equipment
Land		19,619	19,594
Buildings and improvements		127,916	127,043
Machinery and equipment		289,045	286,860
Leasehold improvements		14,468	14,409
Construction in progress		8,209	3,060
Total property, plant, and equipment		459,257	450,966
Less accumulated depreciation		(272,819)	(263,964)
Net property, plant, and equipment		186,438	187,002
Subscription acquisition costs		54,286	55,228
Broadcast rights		1,292	2,977
Other assets		66,940	59,138
Intangible assets, net		545,101	552,210
Goodwill		525,034	489,334
Total assets		$1,712,829	$1,727,316

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities and Shareholders' Equity	June 30,	2011	2010
(In thousands except per share data)
Current liabilities
Current portion of long-term debt		$50,000	$50,000
Current portion of long-term broadcast rights payable		8,548	9,892
Accounts payable		82,878	109,897
Accrued expenses
Compensation and benefits		53,593	54,203
Distribution expenses		13,937	14,193
Other taxes and expenses		48,205	40,829
Total accrued expenses		115,735	109,225
Current portion of unearned subscription revenues		151,831	159,292
Total current liabilities		408,992	438,306
Long-term debt		145,000	250,000
Long-term broadcast rights payable		5,431	8,961
Unearned subscription revenues		120,024	130,699
Deferred income taxes		160,709	114,240
Other noncurrent liabilities		97,688	96,765
Total liabilities		937,844	1,038,971
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000 shares; none issued		—	—
Common stock, par value $1 per share
Authorized 80,000 shares; issued and outstanding 36,282 shares in 2011 (excluding 23,266 treasury shares) and 36,329 shares in 2010 (excluding 31,568 treasury shares)		36,282	36,329
Class B stock, par value $1 per share, convertible to common stock
Authorized 15,000 shares; issued and outstanding 8,776 shares in 2011 and 9,086 shares in 2010		8,776	9,086
Additional paid-in capital		58,274	66,311
Retained earnings		687,816	604,624
Accumulated other comprehensive loss		(16,163)	(28,005)
Total shareholders' equity		774,985	688,345
Total liabilities and shareholders' equity		$1,712,829	$1,727,316

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings (Loss)

Years ended June 30,	2011	2010	2009
(In thousands except per share data)
Revenues
Advertising	$792,792	$779,359	$785,778
Circulation	261,458	279,636	278,410
All other	346,230	323,836	340,646
Total revenues	1,400,480	1,382,831	1,404,834
Operating expenses
Production, distribution, and editorial	554,101	572,292	644,101
Selling, general, and administrative	581,543	584,528	555,753
Depreciation and amortization	39,545	40,889	42,573
Impairment of goodwill and other intangible assets	—	—	294,529
Total operating expenses	1,175,189	1,197,709	1,536,956
Income (loss) from operations	225,291	185,122	(132,122)
Interest income	31	51	656
Interest expense	(12,969)	(18,584)	(20,777)
Earnings (loss) from continuing operations before income taxes	212,353	166,589	(152,243)
Income taxes	(80,743)	(60,955)	51,569
Earnings (loss) from continuing operations	131,610	105,634	(100,674)
Loss from discontinued operations, net of taxes	(4,178)	(1,671)	(6,410)
Net earnings (loss)	$127,432	$103,963	$(107,084)

Basic earnings (loss) per share
Earnings (loss) from continuing operations	$2.89	$2.34	$(2.24)
Discontinued operations	(0.09)	(0.04)	(0.14)
Basic earnings (loss) per share	$2.80	$2.30	$(2.38)
Basic average shares outstanding	45,497	45,289	45,042

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$2.87	$2.32	$(2.24)
Discontinued operations	(0.09)	(0.04)	(0.14)
Diluted earnings (loss) per share	$2.78	$2.28	$(2.38)
Diluted average shares outstanding	45,832	45,544	45,042

Dividends paid per share	$0.97	$0.91	$0.88

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2008	$36,295	$9,181	$52,693	$701,205	$(11,519)	$787,855
Net loss	—	—	—	(107,084)	—	(107,084)
Other comprehensive loss, net	—	—	—	—	(20,109)	(20,109)
Total comprehensive loss						(127,193)
Share-based incentive plan transactions	472	—	3,806	—	—	4,278
Purchases of Company stock	(879)	(2)	(12,287)	(8,633)	—	(21,801)
Share-based compensation	—	—	10,220	—	—	10,220
Conversion of Class B to common stock	46	(46)	—	—	—	—
Dividends paid, 88 cents per share
Common stock	—	—	—	(31,675)	—	(31,675)
Class B stock	—	—	—	(8,055)	—	(8,055)
Tax benefit from incentive plans	—	—	(494)	—	—	(494)
Adoption of ETIF 06-10, net of taxes	—	—	—	(2,637)	—	(2,637)
Adoption of SFAS 158, net of tax	—	—	—	(1,115)	—	(1,115)
Balance at June 30, 2009	35,934	9,133	53,938	542,006	(31,628)	609,383
Net earnings	—	—	—	103,963	—	103,963
Other comprehensive income, net	—	—	—	—	3,623	3,623
Total comprehensive income						107,586
Share-based incentive plan transactions	536	—	9,037	—	—	9,573
Purchases of Company stock	(187)	(1)	(6,086)	—	—	(6,274)
Share-based compensation	—	—	10,836	—	—	10,836
Conversion of Class B to common stock	46	(46)	—	—	—	—
Dividends paid, 91cents per share
Common stock	—	—	—	(33,056)	—	(33,056)
Class B stock	—	—	—	(8,289)	—	(8,289)
Tax benefit from incentive plans	—	—	(1,414)	—	—	(1,414)
Balance at June 30, 2010	36,329	9,086	66,311	604,624	(28,005)	688,345
Net earnings	—	—	—	127,432	—	127,432
Other comprehensive income, net	—	—	—	—	11,842	11,842
Total comprehensive income						139,274
Share-based incentive plan transactions	410	—	8,266	—	—	8,676
Purchases of Company stock	(744)	(23)	(24,128)	—	—	(24,895)
Share-based compensation	—	—	8,940	—	—	8,940
Conversion of Class B to common stock	287	(287)	—	—	—	—
Dividends paid, 97 cents per share
Common stock	—	—	—	(35,597)	—	(35,597)
Class B stock	—	—	—	(8,643)	—	(8,643)
Tax benefit from incentive plans	—	—	(1,115)	—	—	(1,115)
Balance at June 30, 2011	$36,282	$8,776	$58,274	$687,816	$(16,163)	$774,985

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2011	2010	2009
(In thousands)
Cash flows from operating activities
Net earnings (loss)	$127,432	$103,963	$(107,084)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	29,684	31,527	32,941
Amortization	9,871	9,371	9,648
Share-based compensation	8,940	10,836	10,220
Deferred income taxes	38,176	42,413	(53,333)
Amortization of broadcast rights	17,098	22,561	25,121
Payments for broadcast rights	(18,837)	(21,676)	(25,275)
Provision for write-down of impaired assets	4,345	5,466	300,131
Fair value adjustment to contingent consideration	(6,310)	—	—
Net gain from dispositions of assets, net of taxes	—	(2,908)	(1,205)
Excess tax benefits from share-based payments	(509)	(606)	(906)
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	12,677	(31,263)	38,778
Inventories	5,039	(103)	15,305
Other current assets	5,790	4,322	(5,851)
Subscription acquisition costs	1,206	8,514	(7,537)
Other assets	11,651	962	(2,742)
Accounts payable	(18,762)	17,683	(4,408)
Accrued expenses and other liabilities	6,481	32,748	(31,287)
Unearned subscription revenues	(18,205)	(29,133)	(14,009)
Other noncurrent liabilities	(1,232)	(13,026)	2,413
Net cash provided by operating activities	214,535	191,651	180,920
Cash flows from investing activities
Acquisitions of businesses	(40,141)	(27,505)	(6,218)
Additions to property, plant, and equipment	(29,906)	(24,721)	(23,475)
Proceeds from dispositions of assets	—	—	636
Net cash used in investing activities	(70,047)	(52,226)	(29,057)
Cash flows from financing activities
Proceeds from issuance of long-term debt	62,500	160,000	145,000
Repayments of long-term debt	(167,500)	(240,000)	(250,000)
Purchases of Company stock	(24,895)	(6,274)	(21,801)
Proceeds from common stock issued	8,676	9,573	4,278
Dividends paid	(44,240)	(41,345)	(39,730)
Excess tax benefits from share-based payments	509	606	906
Other	(391)	(1,321)	(250)
Net cash used in financing activities	(165,341)	(118,761)	(161,597)
Net increase (decrease) in cash and cash equivalents	(20,853)	20,664	(9,734)
Cash and cash equivalents at beginning of year	48,574	27,910	37,644
Cash and cash equivalents at end of year	$27,721	$48,574	$27,910

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2011	2010	2009
(In thousands)
Supplemental disclosures of cash flow information
Cash paid
Interest	$12,156	$15,629	$20,350
Income taxes	33,552	16,832	13,097
Non-cash transactions
Broadcast rights financed by contracts payable	13,963	18,118	19,359
Fair value of equipment received in Nextel exchange	—	2,908	2,621

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations—Meredith Corporation (Meredith or the Company) is a diversified media company focused primarily on the home and family marketplace. The Company has two segments: national media and local media. The national media segment includes magazine publishing, integrated marketing, interactive media, brand licensing, database-related activities, and other related operations. The Company's broadcasting operations include 12 network-affiliated television stations, one AM radio station, related interactive media operations, and video production related operations. Virtually all of Meredith's operations are diversified geographically within the United States (U.S.) and the Company has a broad customer base.

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

Discontinued Operations—The consolidated financial statements separately report discontinued operations and the results of continuing operations (See Note 3). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

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

Subscription Acquisition Costs—Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $6.4 million at June 30, 2011, and $6.7 million at June 30, 2010. There were no material write-downs of capitalized direct-response advertising costs in any of the fiscal years in the three-year period ended June 30, 2011.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $29.7 million in fiscal 2011, $31.5 million in fiscal 2010, and $32.9 million in fiscal 2009.

In 2006, Sprint Nextel Corporation (Nextel) was granted the right from the Federal Communications Commission (FCC) to claim from broadcasters a portion of the broadcast spectrum. In order to claim this signal, Nextel had to replace all analog equipment using this spectrum with digital equipment. The Company recorded a $2.7 million gain in fiscal 2010 and a $2.5 million gain in fiscal 2009 in the selling, general, and administrative line on the Consolidated Statements of Earnings (Loss) that represents the difference between the fair value of the digital equipment we received and the book value of the analog equipment we exchanged.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value and are generally charged to operations on an accelerated basis over the contract period. Impairments in unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the accompanying Consolidated Statements of Earnings (Loss). Impairments in unamortized costs were $0.4 million in fiscal 2011 and $0.6 million in fiscal 2010. There were no impairments to unamortized costs in fiscal 2009. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

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

Additional information regarding intangible assets and goodwill including a discussion of an impairment charge taken in fiscal 2009 on local media FCC licenses and goodwill is provided in Note 5.

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

Derivative Financial Instruments—Meredith generally does not engage in derivative or hedging activities, except to hedge interest rate risk. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In fiscal 2007, we entered into interest rate swap agreements with counterparties that are major financial institutions. These swaps expired on December 31, 2009. These agreements effectively fixed the variable rate cash flow on $100 million of our revolving credit facility. We designated and accounted for the interest rate swaps as cash flow hedges. The effective portion of the change in the fair value of interest rate swaps was reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) was subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings (Loss) as the hedged item in the same period that the hedge transaction affected net earnings. During the two fiscal years ended June 30, 2010, the interest rate swap agreements were considered effective hedges and there were no gains or losses recognized in earnings for hedge ineffectiveness.

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

Other revenues—Revenues from integrated marketing and other custom programs are recognized when the products or services are delivered. In addition, the Company participates in certain arrangements containing multiple deliverables. The guidance for accounting for multiple-deliverable arrangements requires that overall arrangement consideration be allocated to each deliverable (unit of accounting) in the revenue arrangement based on the relative selling price as determined by vendor specific objective evidence, third-party evidence, or estimated selling price. The related revenue is recognized when each specific deliverable of the arrangement is delivered.
Brand licensing-based revenues are accrued generally monthly or quarterly based on the specific mechanisms of each contract. Payments are generally made by the Company's partners on a quarterly basis. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. Any minimum guarantees are typically earned evenly over the fiscal year. Revenues from book sales are recognized net of provisions for anticipated returns when orders are shipped to the customer. As is the case with circulation revenues, the Company bases its estimates for returns on historical experience and current marketplace conditions.

In certain instances, revenues are recorded gross in accordance with GAAP although the Company receives cash for a lesser amount due to the netting of certain expenses. Amounts received from customers in advance of revenue recognition are deferred as liabilities and recognized as revenue in the period earned.

Contingent Consideration—The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions occurring subsequent to June 30, 2009. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Consolidated Statement of Earnings (Loss). An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results.

Advertising Expenses—The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings (Loss) were $93.6 million in fiscal 2011, $87.6 million in fiscal 2010, and $90.7 million in fiscal 2009.

Share-Based Compensation—The Company establishes fair value for its equity awards to determine their cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock, and shares issued under the Company's employee stock purchase plan. See Note 12 for additional information related to share-based compensation expense.

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

Pensions and Postretirement Benefits Other Than Pensions—Retirement benefits are provided to employees through pension plans sponsored by the Company. Pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years. It is the Company's policy to fund the qualified pension plans to at least the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is the Company's policy to fund postretirement benefits as claims are paid. Additional information is provided in Note 9.

Comprehensive Income (Loss)—Comprehensive income (loss) consists of net earnings (loss) and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net earnings (loss). Other comprehensive income (loss) includes changes in prior service cost and net actuarial losses from pension and postretirement benefit plans, net of taxes, and changes in the fair value of interest rate swap agreements, net of taxes, to the extent they are effective. The Company's other comprehensive income (loss) is summarized in Note 14.

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

Adopted Accounting Pronouncements—In September 2009, authoritative guidance on revenue arrangements with multiple deliverables was issued. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The Company adopted this guidance for revenue arrangements entered into or materially modified on or after July 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Pending Accounting Pronouncements—In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement related to intangibles - goodwill and other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption permitted. The Company will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

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

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (IFRS). This new guidance, which is effective for the Company beginning July 1, 2012, amends current GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. Many of the amendments in this update change the wording used in the existing guidance to better align GAAP with IFRS and to clarify the FASB's intent on various aspects of the fair value guidance. This update also requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning July 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company's consolidated financial position or results of operations.

2.  Acquisitions

In fiscal 2011, the Company paid $40.1 million primarily for the acquisitions of The Hyperfactory Limited International (Hyperfactory) and Real Girls Media Network (RGM) and for contingent purchase price payments related to prior years' acquisitions. In fiscal 2010, the Company paid $27.5 million primarily for contingent purchase price payments related to prior years' acquisitions and a minority investment in The Hyperfactory. In fiscal 2009, the Company paid $6.2 million primarily for a minority investment in Real Girls Media Network, contingent purchase price payments related to prior years' acquisitions, and the purchase of Internet domain names.

Effective July 1, 2010, Meredith acquired the remaining 80.01 percent of the outstanding common shares of Hyperfactory. The results of Hyperfactory operations have been included in the consolidated financial statements since that date. Hyperfactory is an international mobile marketing company with operations in the United States, New Zealand, and India. The acquisition-date fair value of the consideration transferred totaled $16.3 million, which consisted of $9.2 million of cash and $7.1 million of contingent consideration.

Under accounting rules for business combinations effective for the Company at the beginning of fiscal 2010, obligations that are contingently payable to sellers based upon the occurrence of one or more future events are to be recorded as a discounted liability on the Company's Consolidated Balance Sheet. The contingent consideration arrangement with Hyperfactory requires the Company to pay contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the acquisition agreement. None of the contingent consideration is dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 15. During the year ended June 30, 2011, the Company recognized a non-cash credit to operations of $6.3 million, reducing the estimated contingent consideration payable. As of June 30, 2011, the Company estimates that future aggregate contingent payments will range from approximately $0.0 million to $4.0 million in the next year with the amount accrued being approximately $1.0 million. The maximum amount of contingent payments the sellers may receive over the next year is $26.0 million.

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
Trade names, an indefinite-lived asset, have been assigned a value of $0.4 million. Definite-lived intangible assets include technology of $1.0 million (7 year useful life) and customer lists of $2.1 million (5 year useful life). Goodwill, with an assigned value of $14.0 million, is attributable to expected synergies and the assembled workforce of Hyperfactory. During fiscal 2011, the Company recognized a non-cash charge to reduce the value of the identifiable intangible assets of Hyperfactory by $0.9 million.
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

3.  Discontinued Operations

In June 2011, the Company announced the closing of the ReadyMade brand. In connection with this closing, the Company recorded a write-down of various assets, primarily deferred subscription acquisition costs, of ReadyMade magazine of $4.2 million.

In March 2009, the Company closed Country Home magazine. In connection with this closing, the Company recorded a restructuring charge of $6.8 million, including the write-down of various assets of Country Home magazine of $5.8 million and severance and outplacement cost of $1.0 million. The majority of the asset write-down charge related to the write-off of deferred subscription acquisition costs.

The results of the ReadyMade and Country Home magazines have been segregated from continuing operations and reported as discontinued operations for all periods presented. The ReadyMade and Country Home charges discussed above are reflected in the costs and expenses line below. Amounts applicable to discontinued operations that have been reclassified in the Consolidated Statements of Earnings (Loss) are as follows:

Year ended June 30,	2011	2010	2009
(In thousands except per share data)
Revenues	$5,813	$4,899	$20,791
Costs and expenses	(12,662)	(7,637)	(31,299)
Loss before income taxes	(6,849)	(2,738)	(10,508)
Income taxes	2,671	1,067	4,098
Loss from discontinued operations	$(4,178)	$(1,671)	$(6,410)
Loss per share from discontinued operations
Basic	$(0.09)	$(0.04)	$(0.14)
Diluted	(0.09)	(0.04)	(0.14)

4.  Inventories

Inventories consist of paper stock, editorial content, and books. Of total net inventory values, 46 percent at June 30, 2011, and 54 percent at June 30, 2010, were determined using the LIFO method. LIFO inventory expense (income) included in the Consolidated Statements of Earnings (Loss) was $3.7 million in fiscal 2011, $(4.6) million in fiscal 2010, and $(0.7) million in fiscal 2009.

June 30,	2011	2010
(In thousands)
Raw materials	$15,633	$16,773
Work in process	11,723	10,652
Finished goods	1,609	3,148
	28,965	30,573
Reserve for LIFO cost valuation	(7,436)	(3,766)
Inventories	$21,529	$26,807

5.  Intangibles Assets and Goodwill

Intangible assets consist of the following:

June 30,	2011			2010
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media group
Noncompete agreements	$480	$(424)	$56	$480	$(338)	$142
Advertiser relationships	18,400	(15,772)	2,628	18,400	(13,143)	5,257
Customer lists	11,330	(5,889)	5,441	9,230	(3,570)	5,660
Other	4,450	(3,256)	1,194	3,544	(2,596)	948
Local media group
Network affiliation agreements	218,559	(107,750)	110,809	218,559	(102,859)	115,700
Total	$253,219	$(133,091)	120,128	$250,213	$(122,506)	127,707
Intangible assets not subject to amortization
National media group
Internet domain names			1,166			996
Trademarks			124,731			124,431
Local media group
FCC licenses			299,076			299,076
Total			424,973			424,503
Intangible assets, net			$545,101			$552,210

Amortization expense was $9.9 million in fiscal 2011, $9.4 million in fiscal 2010, and $9.6 million in fiscal 2009. Future amortization expense for intangible assets is expected to be as follows:  $9.4 million in fiscal 2012, $6.7 million in fiscal 2013, $6.5 million in fiscal 2014, $6.0 million in fiscal 2015, and $5.0 million in fiscal 2016.

Changes in the carrying amount of goodwill were as follows:

(In thousands)	National Media	Local Media	Total
Balance at June 30, 2009	$462,379	$—	$462,379
Acquisitions	26,955	—	26,955
Balance at June 30, 2010	489,334	—	489,334
Acquisitions	34,758	—	34,758
Other adjustments	942	—	942
Balance at June 30, 2011	$525,034	$—	$525,034

For certain acquisitions consummated prior to July 1, 2009, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of June 30, 2011, the Company estimates that aggregate actual accruals for contingent payments will be $2.4 million, which is the maximum amount of contingent payments the sellers may receive in the next year. The additional purchase consideration, if any, will be recorded as additional goodwill on our Consolidated Balance Sheet when the contingencies are resolved. For the years ended June 30, 2011 and June 30, 2010, the Company recognized additional consideration of $18.2 million and $27.0 million, respectively, which increased goodwill.

Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2011, and May 31, 2010. No impairments were recorded as a result of those reviews. In fiscal 2009, the Company performed its annual impairment testing as of May 31, 2009. While our stock price had increased over 150 percent from its low earlier in fiscal 2009, worsening local media business conditions, including further deterioration in the local advertising market, lowered future cash flow projections. This evaluation resulted in the carrying values of our local media stations' goodwill and certain of their FCC licenses having carrying values that exceeded their estimated fair values. As a result, the Company recorded a pre-tax non-cash impairment charge of $211.9 million to reduce the carrying value of FCC licenses and $82.6 million to write-off our local media segment's goodwill in fiscal 2009. The Company recorded an income tax benefit of $109.4 million related to these charges.

6.  Restructuring Accrual

In June 2011, management committed to a performance improvement plan that included selected workforce reductions. In connection with this plan, in the fourth quarter of fiscal 2011, the Company recorded a pre-tax restructuring charge of $6.4 million for severance costs related to the involuntary termination of employees and other accruals of $0.1 million. The plan affected approximately 80 employees. The majority of severance costs will be paid out over the next 12 months. During the fourth quarter of fiscal 2011, the Company recorded $0.6 million in reversals of excess restructuring reserves accrued in prior fiscal years. The restructuring charge and the credit for the reversal of excess restructuring reserve are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss).

In March 2010, the Company committed to the realignment of its national media group's digital operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $1.7 million for severance costs, which is recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss). The plan affected approximately 30 employees.

In December 2009, in response to the recessionary economy and the related decreases in consumer and advertising spending, management committed to a performance improvement plan to reposition our special interest media operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $5.5 million, including severance costs of $2.2 million and the write-off of deferred subscription acquisition costs of $1.8 million, which are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss), and the write-off of manuscript and art inventory of $1.5 million, which is recorded in the production, distribution, and editorial line in the Consolidated Statements of Earnings (Loss). The plan affected approximately 45 employees.

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

In December 2008, management committed to additional actions against our previously announced performance improvement plan that included a companywide workforce reduction and relocation of certain creative functions. In connection with this plan, the Company recorded a restructuring charge of $9.0 million, including severance costs of $8.8 million and other accruals of $0.2 million. The charges are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings (Loss). The plan affected approximately 275 employees.

Details of changes in the Company's restructuring accrual are as follows:

Years Ended June 30,	2011	2010
(In thousands)
Balance at beginning of year	$5,538	$9,894
Severance accrual	6,457	3,922
Other accruals	131	—
Cash payments	(3,467)	(5,608)
Reversal of excess accrual and other	(617)	(2,670)
Balance at end of year	$8,042	$5,538

7.  Long-term Debt

Long-term debt consists of the following:

June 30,	2011	2010
(In thousands)
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/25/2013	$70,000	$75,000
Revolving credit facility of $150 million, due 6/16/2013	—	50,000

Private placement notes
4.70% senior notes, due 6/16/2011	—	50,000
5.04% senior notes, due 6/16/2012	50,000	50,000
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
Total long-term debt	195,000	300,000
Current portion of long-term debt	(50,000)	(50,000)
Long-term debt	$145,000	$250,000

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ended June 30,
(In thousands)
2012	$50,000
2013	70,000
2014	50,000
2015	25,000
2016	—
Total long-term debt	$195,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2011, $147.8 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at June 30, 2011, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed bank facility renews next on April 25, 2013. The interest rate on the asset-backed bank facility is based on a fixed spread over LIBOR. The weighted average effective interest rate was 1.23 percent as of June 30, 2011.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. At June 30, 2011, no amounts were borrowed under this facility. The revolving credit facility expires on June 16, 2013.

Interest rates on the private placement notes range from 5.04 percent to 7.19 percent at June 30, 2011. The weighted average interest rate on the private placement notes outstanding at June 30, 2011, was 6.13 percent.

All of the Company's debt agreements include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the Company's significant financial covenants and their status at June 30, 2011, follows:

	Required at June 30, 2011	Actual at June 30, 2011
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	0.8
Ratio of EBITDA[1] to interest expense	Greater than 2.75	20.4
1. EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other financial debt covenants at June 30, 2011.

Interest expense related to long-term debt totaled $11.9 million in fiscal 2011, $17.3 million in fiscal 2010, and $20.2 million in fiscal 2009.

At June 30, 2011, Meredith had credit available under the asset-backed bank facility of up to $30 million (depending on levels of accounts receivable) and had $150 million of credit available under the revolving credit facility with an option to request up to another $150 million. The commitment fee for the asset-backed bank facility ranges from 0.425 to 0.475 percent of the unused commitment based on utilization levels. The commitment fee for the revolving credit facility ranges from 0.250 to 0.625 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2011 were not material.

8.  Income Taxes

The following table shows income tax expense (benefit) attributable to earnings from continuing operations:

Years ended June 30,	2011	2010	2009
(In thousands)
Currently payable
Federal	$35,919	$14,294	$4,850
State	6,558	4,603	(1,659)
Foreign	29	—	—
	42,506	18,897	3,191
Deferred
Federal	33,581	40,446	(45,407)
State	5,248	1,612	(9,353)
Foreign	(592)	—	—
	38,237	42,058	(54,760)
Income taxes	$80,743	$60,955	$(51,569)

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2011	2010	2009
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	3.6	3.8	4.6
Adjustment to deferred tax assets and liabilities for
enacted changes in tax laws and rates	—	(2.2)	—
Impairment charge (federal impact)	—	—	(3.2)
Other	(0.6)	—	(2.4)
Effective income tax rate	38.0%	36.6%	34.0%

The Company's effective tax rate from continuing operations was 38.0 percent in fiscal 2011, 36.6 percent in fiscal 2010, and 34.0 percent in fiscal 2009. The fiscal 2011 rate reflected the tax consequences of the decrease in the fair value of the acquisition-related contingent consideration and tax benefits realized due to expiring federal and state statutes of limitations. The fiscal 2010 rate reflected a favorable adjustment made to deferred income tax liabilities as a result of enacted state and local legislation, tax benefits from the resolution of a state and local tax contingency, and tax benefits realized due to expiring federal and state statutes of limitations. The fiscal 2009 reflected tax benefits resulting from the impairment charge.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2011	2010
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$13,784	$17,444
Compensation and benefits	37,745	39,499
Indirect benefit of uncertain state and foreign tax positions	11,279	10,668
All other assets	2,368	3,827
Total deferred tax assets	65,176	71,438
Valuation allowance	(895)	(839)
Net deferred tax assets	64,281	70,599
Deferred tax liabilities
Subscription acquisition costs	41,547	43,824
Accumulated depreciation and amortization	160,334	115,646
Gains from dispositions	22,757	21,813
All other liabilities	4,695	7,680
Total deferred tax liabilities	229,333	188,963
Net deferred tax liability	$165,052	$118,364

The Company's deferred tax assets are more likely than not to be fully realized except for a valuation allowance of $895,000 that was recorded for capital losses booked in fiscal 2010 and fiscal 2011. The net current portions of deferred tax assets and liabilities are included in accrued expenses-other taxes and expenses at June 30, 2011 and June 30, 2010, in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years Ended June 30,	2011	2010
(In thousands)
Balance at beginning of year	$42,359	$53,149
Increases in tax positions for prior years	—	1,781
Decreases in tax positions for prior years	(780)	(1,859)
Increases in tax positions for current year	6,337	5,491
Settlements	—	(1,025)
Lapse in statute of limitations	(5,382)	(15,178)
Balance at end of year	$42,534	$42,359

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $22.7 million as of June 30, 2011, and $21.2 million as of June 30, 2010. The uncertain tax benefit recognized during fiscal 2011 from lapse in statute of limitations that related to income tax positions on temporary differences was $4.1 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $7.3 million and $7.0 million as of June 30, 2011 and June 30, 2010, respectively. The fiscal 2011 net increase of the accrual for accrued interest and penalties was $0.3 million.

The total amount of unrecognized tax benefits at June 30, 2011, may change significantly within the next 12 months, decreasing by an estimated range of $5.5 million to $24.0 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company's federal tax returns have been audited through fiscal 2002, and are closed by expiration of the statute of limitations for fiscal 2003, fiscal 2004, and fiscal 2005. Fiscal 2006 through fiscal 2010 are currently under examination. The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2005.

9.  Pension and Postretirement Benefit Plans

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

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $8.1 million in fiscal 2011, $13.5 million in fiscal 2010, and $8.1 million in fiscal 2009. Fiscal 2010 contribution expense included $5.4 million that was a special one-time contribution authorized by the Company's Board of Directors based on the Company achieving certain operating profit targets in fiscal 2010.

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

Obligations and Funded Status
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	Pension		Postretirement
June 30,	2011	2010	2011	2010
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$116,949	$104,009	$15,934	$14,819
Service cost	9,647	8,568	476	422
Interest cost	5,297	5,777	792	907
Participant contributions	—	—	844	839
Plan amendments	472	—	—	—
Actuarial loss	1,976	6,543	(858)	1,325
Benefits paid (including lump sums)	(8,652)	(7,948)	(1,917)	(2,378)
Benefit obligation, end of year	$125,689	$116,949	$15,271	$15,934

Change in plan assets
Fair value of plan assets, beginning of year	$113,576	$95,401	$—	$—
Actual return on plan assets	25,553	15,475	—	—
Employer contributions	526	10,648	1,073	1,539
Participant contributions	—	—	844	839
Benefits paid (including lump sums)	(8,652)	(7,948)	(1,917)	(2,378)
Fair value of plan assets, end of year	$131,003	$113,576	$—	$—

Over (under) funded status, end of year	$5,314	$(3,373)	$(15,271)	$(15,934)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

Fair value measurements for pension assets as of June 30, 2011, follow:

June 30, 2011	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Investments in registered investment companies	$130,254	$73,296	$56,958	$—
Pooled separate accounts	749	—	749	—
Total assets at fair value	$131,003	$73,296	$57,707	$—

Refer to Note 15 for a discussion of the three levels in the hierarchy of fair values.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
June 30,	2011	2010	2011	2010
(In thousands)
Other assets
Prepaid benefit cost	$23,128	$12,515	$—	$—
Accrued expenses-compensation and benefits
Accrued benefit liability	(892)	(1,026)	(1,060)	(1,160)
Other noncurrent liabilities
Accrued benefit liability	(16,922)	(14,862)	(14,211)	(14,774)
Net amount recognized, end of year	$5,314	$(3,373)	$(15,271)	$(15,934)

The accumulated benefit obligation for all defined benefit pension plans was $112.7 million and $104.1 million at June 30, 2011 and June 30, 2010, respectively.

The following table provides information about pension plans with projected benefit obligations in excess of plan assets:

June 30,	2011	2010
(In thousands)
Projected benefit obligation	$17,924	$15,961
Fair value of plan assets	110	74

The following table provides information about pension plans with accumulated benefit obligations in excess of plan assets:

June 30,	2011	2010
(In thousands)
Accumulated benefit obligation	$14,036	$12,605
Fair value of plan assets	110	74

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings (Loss) were as follows:

	Pension			Postretirement
Years ended June 30,	2011	2010	2009	2011	2010	2009
(In thousands)
Components of net periodic benefit costs
Service cost	$9,647	$8,568	$8,632	$476	$422	$461
Interest cost	5,297	5,777	5,721	792	907	980
Expected return on plan assets	(8,688)	(8,152)	(9,324)	—	—	—
Prior service cost amortization	373	853	839	(734)	(736)	(736)
Actuarial loss amortization	4,665	4,926	533	—	—	—
Settlement charge	—	(94)	93	—	—	—
Net periodic benefit costs	$11,294	$11,878	$6,494	$534	$593	$705

Amounts recognized in the accumulated other comprehensive loss component of shareholders' equity for Company-sponsored plans were as follows:

June 30, 2011	Pension	Postretirement	Total
(In thousands)
Unrecognized net actuarial losses, net of taxes	$16,235	$439	$16,674
Unrecognized prior service credit (costs), net of taxes	845	(1,761)	(916)
Total	$17,080	$(1,322)	$15,758

During fiscal 2012, the Company expects to recognize as part of its net periodic benefit costs approximately $1.6 million of net actuarial losses, $0.4 million of prior-service costs for the pension plans, and $0.5 million of prior service credit for the postretirement plan that are included, net of taxes, in the accumulated other comprehensive loss component of shareholders' equity at June 30, 2011.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension		Postretirement
June 30,	2011	2010	2011	2010
Weighted average assumptions
Discount rate	4.65%	4.50%	5.25%	5.00%
Rate of compensation increase - year one	4.50%	4.50%	4.50%	4.50%
Rate of compensation increase - subsequent years	4.50%	4.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	8.50%	9.00%
Ultimate level	NA	NA	5.00%	5.00%
Years to ultimate level	NA	NA	7 yrs	8 yrs
NA-Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension			Postretirement
Years ended June 30,	2011	2010	2009	2011	2010	2009
Weighted average assumptions
Discount rate	4.50%	5.75%	5.80%	5.00%	6.20%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%	NA	NA	NA
Rate of compensation increase - year one	4.50%	0.00%	4.50%	4.50%	0.00%	4.50%
Rate of compensation increase - subsequent years	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	NA	9.00%	7.50%	8.00%
Ultimate level	NA	NA	NA	5.00%	5.00%	5.00%
Years to ultimate level	NA	NA	NA	8 yrs	5 yrs	6 yrs
NA-Not applicable

The Nonbargaining Plan fiscal 2010 pension cost was remeasured on January 1, 2010, to reflect a $9.5 million contribution made to the trust on December 30, 2009. Meredith changed the discount rate assumption to 5.25 percent for the remeasurement.

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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2011	$61	$(50)
Effect on postretirement benefit obligation as of June 30, 2011	626	(526)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	2011 Allocation		2010 Allocation
June 30,	Target	Actual	Target	Actual
Domestic equity securities	35%	34%	45%	42%
Fixed income investments	30%	31%	30%	34%
International equity securities	25%	25%	15%	14%
Global equity securities	10%	10%	10%	10%
Fair value of plan assets	100%	100%	100%	100%

Meredith's investment policy seeks to maximize investment returns while balancing the Company's tolerance for risk. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets, and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks and between growth and value stocks and small and large capitalizations. The primary investment strategy currently employed is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position. This program is designed to actively move from return seeking investments (such as equities) toward liability-hedging investments (such as long duration fixed income) as funding levels improve. The reverse effect occurs when funding levels decrease.

Equity securities did not include any Meredith Corporation common or Class B stock at June 30, 2011 or June 30, 2010.

Cash Flows
Although we do not have a minimum funding requirement for the pension plans in fiscal 2012, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2012. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $1.1 million to its postretirement plan in fiscal 2012.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits	Postretirement Benefits
(In thousands)
2012	$12,625	$1,060
2013	19,101	1,069
2014	14,479	1,102
2015	13,615	1,062
2016	13,160	1,130
2017-2021	76,095	6,203

Other
The Company maintains collateral assignment split-dollar life insurance arrangements on certain key officers and retirees. The net periodic pension cost for fiscal 2011, 2010, and 2009 was $189,000, $172,000 and $177,000, respectively, and the accrued liability at June 30, 2011 and June 30, 2010, was $3.2 million and $3.2 million, respectively.

10.  Earnings (Loss) Per Share

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

Years ended June 30,	2011	2010	2009
(In thousands except per share data)
Earnings (loss) from continuing operations	$131,610	$105,634	$(100,674)
Basic average shares outstanding	45,497	45,289	45,042
Dilutive effect of stock options and equivalents	335	255	—
Diluted average shares outstanding	45,832	45,544	45,042
Earnings (loss) per share from continuing operations
Basic	$2.89	$2.34	$(2.24)
Diluted	2.87	2.32	(2.24)

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

In addition, antidilutive options excluded from the above calculations totaled 3,883,300 options for the year ended June 30, 2011 ($36.52 weighted average exercise price), 4,471,400 options for the year ended June 30, 2010 ($42.98 weighted average exercise price), and 5,055,600 options for the year ended June 30, 2009 ($41.87 weighted average exercise price).

11.  Capital Stock

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

Repurchases under these authorizations were as follows:

Years ended June 30,	2011	2010	2009
(In thousands)
Number of shares	768	188	882
Cost at market value	$24,895	$6,274	$21,801

As of June 30, 2011, authorization to repurchase approximately 0.5 million shares remained.

12.  Common Stock and Share-based Compensation Plans

As of June 30, 2011, Meredith had an employee stock purchase plan and a stock incentive plan, both of which were shareholder-approved. A more detailed description of these plans follows. Compensation expense recognized for these plans was $8.9 million in fiscal 2011, $10.8 million in fiscal 2010, and $10.2 million in fiscal 2009. The total income tax benefit recognized in earnings was $3.3 million in fiscal 2011, $4.1 million in fiscal 2010, and $3.8 million in fiscal 2009.

Employee Stock Purchase Plan

Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. One million common shares are authorized and approximately 213,000 shares remain available for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using the Black-Scholes option-pricing model. The term of the option is three months, the term of the offering period. The expected stock price volatility was approximately 31 percent in fiscal 2011, 26 percent in fiscal 2010, and 17 percent in fiscal 2009. Information about the shares issued under this plan is as follows:

Years ended June 30,	2011	2010	2009
Shares issued (in thousands)	117	123	174
Average fair value	$5.17	$4.90	$3.23
Average purchase price	27.48	24.73	16.33
Average market price	33.17	31.47	21.64

Stock Incentive Plan

Meredith has a stock incentive plan that permits the Company to issue up to 3.8 million shares in the form of stock options, restricted stock, stock equivalent units, restricted stock units, performance shares, and performance cash awards to key employees and directors of the Company. An additional 3.5 million shares was authorized in November 2009. Approximately 4.7 million shares are available for future awards under the plan as of June 30, 2011. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the interests of employees with those of shareholders.

The Company has awarded restricted shares of common stock to eligible key employees and to non-employee directors under the plan. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards generally vest over three or five years. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are amortized over the vesting periods. The Company's restricted stock activity during the year ended June 30, 2011, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2010	289	$34.81
Granted	211	32.97
Vested	(21)	53.19
Forfeited	(82)	38.09
Nonvested at June 30, 2011	397	32.17	$12,351

As of June 30, 2011, there was $5.8 million of unearned compensation cost related to restricted stock granted under the plan. That cost is expected to be recognized over a weighted average period of 2.0 years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2011, June 30, 2010, and June 30, 2009 was $32.97, $28.58, and $21.74, respectively. The total fair value of shares vested during the years ended June 30, 2011, June 30, 2010, and June 30, 2009, was $0.7 million, $0.9 million, and $0.5 million, respectively.

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

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2011:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value
(Units in thousands)
Balance at June 30, 2010	126	$37.24
Additions	15	39.86
Converted to common stock	(7)	32.27
Balance at June 30, 2011	134	37.80

The total intrinsic value of stock equivalent units converted to common stock was zero for all years.

In fiscal 2009, the Company awarded performance-based restricted stock to eligible key employees under the plan. These shares of performance-based restricted stock will vest because the Company attained a specified return on equity goal for the subsequent three-year period ending June 30, 2011. The awards were recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial value of the grant net of estimated forfeitures is being amortized over the vesting period as the performance criteria were met and the stock will vest in August 2011. The Company's performance-based restricted stock activity during the year ended June 30, 2011, was as follows:

Performance-based Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2010	165	$28.55
Forfeited	(31)	28.51
Nonvested at June 30, 2011	134	28.56	$4,170

As of June 30, 2011, there was $0.4 million of unearned compensation cost related to performance-based restricted stock granted under the plan. That cost is expected to be recognized over a weighted average period of 0.1 years. No performance-based restricted stock was granted in fiscal 2011 or fiscal 2010.

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

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options and Aggregate Intrinsic Value in thousands)
Outstanding July 1, 2010	5,896	$39.19
Granted	578	32.97
Exercised	(169)	28.33
Forfeited	(546)	36.10
Outstanding June 30, 2011	5,759	39.22	5.1	$5,632
Exercisable June 30, 2011	3,404	46.00	3.0	646

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

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2011	2010	2009
Risk-free interest rate	1.7-2.1%	3.0-3.3%	2.2-3.5%
Expected dividend yield	2.64%	3.09%	2.39%
Expected option life	7-8 yrs	6-8 yrs	6-8 yrs
Expected stock price volatility	31%	25-26%	17-18%
Weighted average stock price volatility	31.00%	25.96%	17.06%

The weighted average grant date fair value of options granted during the years ended June 30, 2011, June 30, 2010, and June 30, 2009, was $8.28, $6.29, and $4.90, respectively. The total intrinsic value of options exercised during the years ended June 30, 2011 and June 30, 2010, was $0.7 million and $1.1 million, respectively. There were no options exercised in 2009. As of June 30, 2011, there was $4.8 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2011 and June 30, 2010, was $4.8 million and $5.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.3 million and $0.4 million, respectively, for the years ended June 30, 2011 and June 30, 2010.

13.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $19.3 million in fiscal 2011, $18.3 million in fiscal 2010, and $17.1 million in fiscal 2009.

Below are the minimum rental commitments at June 30, 2011, under all noncancelable operating leases due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2012	$19,060
2013	15,147
2014	14,124
2015	13,996
2016	12,729
Later years	107,644
Total minimum rentals	$182,700

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2026. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar property.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable contracts amounted to $14.4 million at June 30, 2011. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, was $13.7 million at June 30, 2011.

The table shows broadcast rights payments due in succeeding fiscal years:

Years ending June 30,	Recorded Commitments	Unavailable Rights
(In thousands)
2012	$8,548	$5,536
2013	4,307	4,948
2014	1,111	3,384
2015	13	575
2016	—	—
Later years	—	—
Total amounts payable	$13,979	$14,443

For certain acquisitions, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets agreed to in the respective acquisition agreements. See Note 5 for further details on contingent payments.

The Company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company's earnings, financial position, or liquidity.

14.  Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) includes net earnings as well as items of other comprehensive income (loss).

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

	Minimum Pension/Post Retirement Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2008	$(10,232)	$(1,287)	$(11,519)
Current-year adjustments, pretax	(33,020)	54	(32,966)
Tax expense	12,878	(21)	12,857
Other comprehensive income (loss)	(20,142)	33	(20,109)
Balance at June 30, 2009	(30,374)	(1,254)	(31,628)
Current-year adjustments, pretax	3,884	2,055	5,939
Tax expense	(1,515)	(801)	(2,316)
Other comprehensive income	2,369	1,254	3,623
Balance at June 30, 2010	(28,005)	—	(28,005)
Current-year adjustments, pretax	19,414	—	19,414
Tax expense	(7,572)	—	(7,572)
Other comprehensive income	11,842	—	11,842
Balance at June 30, 2011	$(16,163)	$—	$(16,163)

15.  Fair Value Measurement

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

The carrying amount and estimated fair value of broadcast rights payable were $14.0 million and $13.5 million, respectively, as of June 30, 2011, and $18.9 million and $18.0 million, respectively, as of June 30, 2010. The fair value of broadcast rights payable was determined using the present value of future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $195.0 million and $205.1 million, respectively, as of June 30, 2011, and $300.0 million and $312.7 million, respectively, as of June 30, 2010. The fair value of long-term debt was determined using the present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities.

As of June 30, 2011, the Company had assets related to its qualified pension plans measured at fair value. The required disclosures regarding such assets are presented within Note 9. In addition, the Company has a liability related to contingent consideration payable to Hyperfactory that is valued at estimated fair value as discussed in Note 2. The Company does not have any other assets or liabilities recognized at fair value.

16.  Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media and local media. The national media segment includes magazine publishing, integrated marketing, interactive media, brand licensing, database-related activities, and other related operations. The local media segment consists primarily of the operations of network-affiliated television stations. Virtually all of the Company's revenues are generated in the U.S. and substantially all of the assets reside within the U.S. There are no material intersegment transactions.

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets is the local media impairment charge taken in fiscal 2009 of $294.5 million and the amortization of broadcast rights in the local media segment. Broadcast rights amortization totaled $17.1 million in fiscal 2011, $22.6 million in fiscal 2010, and $25.1 million in fiscal 2009.

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

The following table presents financial information by segment:

Years ended June 30,	2011	2010	2009
(In thousands)
Revenues
National media	$1,078,222	$1,100,469	$1,130,298
Local media	322,258	282,362	274,536
Total revenues	$1,400,480	$1,382,831	$1,404,834

Operating profit
National media	$179,628	$170,161	$154,023
Local media	87,852	52,910	(257,774)
Unallocated corporate	(42,189)	(37,949)	(28,371)
Income (loss) from operations	$225,291	$185,122	$(132,122)

Depreciation and amortization
National media	$13,516	$14,397	$15,424
Local media	24,003	24,417	25,180
Unallocated corporate	2,026	2,075	1,969
Total depreciation and amortization	$39,545	$40,889	$42,573

Assets
National media	$998,829	$992,574	$964,615
Local media	595,633	609,218	603,659
Unallocated corporate	118,367	125,524	101,029
Total assets	$1,712,829	$1,727,316	$1,669,303

Capital expenditures
National media	$8,636	$2,277	$3,860
Local media	14,431	18,807	14,731
Unallocated corporate	6,839	3,637	4,884
Total capital expenditures	$29,906	$24,721	$23,475

17.  Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$266,715	$268,483	$267,886	$275,138	$1,078,222
Local media	76,025	97,450	70,995	77,788	322,258
Total revenues	$342,740	$365,933	$338,881	$352,926	$1,400,480
Operating profit
National media	$39,630	$42,200	$48,467	$49,331	$179,628
Local media	16,728	38,549	13,281	19,294	87,852
Unallocated corporate	(8,176)	(10,236)	(9,399)	(14,378)	(42,189)
Income from operations	$48,182	$70,513	$52,349	$54,247	$225,291

Earnings from continuing operations	$26,062	$41,097	$31,176	$33,275	$131,610
Discontinued operations	(355)	(540)	(339)	(2,944)	(4,178)
Net earnings	$25,707	$40,557	$30,837	$30,331	$127,432

Basic earnings per share
Earnings from continuing operations	$0.58	$0.90	$0.69	$0.73	$2.89
Net earnings	0.57	0.89	0.68	0.67	2.80

Diluted earnings per share
Earnings from continuing operations	0.57	0.89	0.68	0.73	2.87
Net earnings	0.56	0.88	0.67	0.66	2.78

Dividends per share	0.230	0.230	0.255	0.255	0.970

As a result of changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

Year ended June 30, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$270,124	$260,358	$283,041	$286,946	$1,100,469
Local media	60,811	75,680	68,758	77,113	282,362
Total revenues	$330,935	$336,038	$351,799	$364,059	$1,382,831
Operating profit
National media	$39,094	$32,349	$51,744	$46,974	$170,161
Local media	2,400	17,063	12,828	20,619	52,910
Unallocated corporate	(9,411)	(11,627)	(7,224)	(9,687)	(37,949)
Income from operations	$32,083	$37,785	$57,348	$57,906	$185,122

Earnings from continuing operations	$18,647	$19,305	$33,835	$33,847	$105,634
Discontinued operations	(306)	(351)	(536)	(478)	(1,671)
Net earnings	$18,341	$18,954	$33,299	$33,369	$103,963

Basic earnings per share
Earnings from continuing operations	$0.42	$0.43	$0.74	$0.75	$2.34
Net earnings	0.41	0.42	0.73	0.74	2.30

Diluted earnings per share
Earnings from continuing operations	0.41	0.43	0.74	0.74	2.32
Net earnings	0.40	0.42	0.73	0.73	2.28

Dividends per share	0.225	0.225	0.230	0.230	0.910

As a result of changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2011	2010	2009	2008	2007	2006
(In thousands except per share data)
Results of operations
Revenues	$1,400,480	$1,382,831	$1,404,834	$1,548,462	$1,578,220	$1,521,201
Costs and expenses	1,135,644	1,156,820	1,199,854	1,256,765	1,248,283	1,215,211
Depreciation and amortization	39,545	40,889	42,573	49,144	45,009	45,124
Nonrecurring items	—	—	294,529	—	—	—
Income (loss) from operations	225,291	185,122	(132,122)	242,553	284,928	260,866
Net interest expense	(12,938)	(18,533)	(20,121)	(21,300)	(25,596)	(29,227)
Nonoperating income (expense)	—	—	—	—	—	—
Income taxes	(80,743)	(60,955)	51,569	(86,510)	(92,528)	(90,339)
Earnings (loss) from continuing operations	131,610	105,634	(100,674)	134,743	166,804	141,300
Discontinued operations	(4,178)	(1,671)	(6,410)	(71)	(4,458)	3,492
Cumulative effect of change in
accounting principle	—	—	—	—	—	—
Net earnings (loss)	$127,432	$103,963	$(107,084)	$134,672	$162,346	$144,792
Basic per share information
Earnings (loss) from continuing operations	$2.89	$2.34	$(2.24)	$2.87	$3.47	$2.87
Discontinued operations	(0.09)	(0.04)	(0.14)	—	(0.09)	0.07
Cumulative effect of change in
accounting principle	—	—	—	—	—	—
Net earnings (loss)	$2.80	$2.30	$(2.38)	$2.87	$3.38	$2.94
Diluted per share information
Earnings (loss) from continuing operations	$2.87	$2.32	$(2.24)	$2.83	$3.40	$2.79
Discontinued operations	(0.09)	(0.04)	(0.14)	—	(0.09)	0.07
Cumulative effect of change in
accounting principle	—	—	—	—	—	—
Net earnings (loss)	$2.78	$2.28	$(2.38)	$2.83	$3.31	$2.86
Average diluted shares outstanding	45,832	45,544	45,042	47,585	49,108	50,610
Other per share information
Dividends	$0.97	$0.91	$0.88	$0.80	$0.69	$0.60
Stock price-high	37.51	38.08	31.31	62.50	63.41	56.83
Stock price-low	28.92	23.61	10.60	28.01	45.04	46.50
Financial position at June 30,
Current assets	$333,738	$381,427	$340,140	$403,090	$452,640	$431,520
Working capital	(75,254)	(56,879)	(9,076)	(40,047)	(34,389)	(32,426)
Total assets	1,712,829	1,727,316	1,669,303	2,059,620	2,089,951	2,040,675
Long-term obligations (including
current portion)	208,979	318,853	402,411	513,327	505,653	601,499
Shareholders' equity	774,985	688,345	609,383	787,855	833,201	698,104
Number of employees at June 30,	3,192	3,182	3,276	3,572	3,166	3,161
Comparable basis reporting[1]
Earnings (loss) from continuing operations	$131,610	$105,634	$(100,674)	$134,743	$166,804	$141,300
Adjustment for goodwill and other intangible assets add back
assets amortization add back, net of taxes	—	—	—	—	—	—
Adjusted earnings (loss) from
continuing operations	$131,610	$105,634	$(100,674)	$134,743	$166,804	$141,300
Adjusted earnings (loss) from
continuing operations
Per basic share	$2.89	$2.33	$(2.24)	$2.87	$3.46	$2.87
Per diluted share	2.87	2.32	(2.24)	2.83	3.40	2.79

1.
Meredith adopted accounting guidance on goodwill and other intangible assets effective July 1, 2002. Comparable basis reporting assumes the provisions of this guidance eliminating the amortization of goodwill and certain intangible assets were effective in all periods.

Meredith Corporation and Subsidiaries
ELEVEN-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA (continued)

Years ended June 30,	2005	2004	2003	2002	2001
(In thousands except per share data)
Results of operations
Revenues	$1,177,346	$1,120,298	$1,038,478	$951,639	$1,005,346
Costs and expenses	921,894	900,988	849,564	797,771	820,914
Depreciation and amortization	34,976	35,223	36,312	53,620	51,546
Nonrecurring items	—	—	—	—	25,308
Income (loss) from operations	220,476	184,087	152,602	100,248	107,578
Net interest expense	(19,002)	(22,501)	(27,209)	(32,589)	(31,901)
Nonoperating income (expense)	—	—	(1,551)	63,812	21,477
Income taxes	(77,948)	(62,509)	(47,898)	(50,854)	(37,524)
Earnings (loss) from continuing operations	123,526	99,077	75,944	80,617	59,630
Discontinued operations	4,623	4,882	5,714	5,070	6,701
Cumulative effect of change in
accounting principle	893	—	(85,749)	—	—
Net earnings (loss)	$129,042	$103,959	$(4,091)	$85,687	$66,331
Basic per share information
Earnings (loss) from continuing operations	$2.48	$1.97	$1.53	$1.63	$1.19
Discontinued operations	0.09	0.10	0.11	0.10	0.14
Cumulative effect of change in
accounting principle	0.02	—	(1.72)	—	—
Net earnings (loss)	$2.59	$2.07	$(0.08)	$1.73	$1.33
Diluted per share information
Earnings (loss) from continuing operations	$2.41	$1.91	$1.48	$1.57	$1.16
Discontinued operations	0.09	0.09	0.11	0.10	0.13
Cumulative effect of change in
accounting principle	0.02	—	(1.67)	—	—
Net earnings (loss)	$2.52	$2.00	$(0.08)	$1.67	$1.29
Average diluted shares outstanding	51,220	51,926	51,276	51,230	51,354
Other per share information
Dividends	$0.52	$0.43	$0.37	$0.35	$0.33
Stock price-high	55.51	55.94	47.75	45.00	38.97
Stock price-low	44.51	43.65	33.42	26.50	26.75
Financial position at June 30,
Current assets	$304,495	$314,014	$268,429	$272,211	$291,082
Working capital	(134,585)	(56,736)	(28,682)	(35,195)	(80,324)
Total assets	1,491,308	1,465,927	1,431,824	1,460,264	1,437,747
Long-term obligations (including
current portion)	285,884	332,953	419,574	429,331	505,758
Shareholders' equity	651,827	609,971	517,763	525,489	462,582
Number of employees at June 30,	2,706	2,696	2,633	2,569	2,616
Comparable basis reporting[1]
Earnings (loss) from continuing operations	$123,526	$99,077	$75,944	$80,617	$59,630
Adjustment for goodwill and other intangible
assets amortization add back, net of taxes	—	—	—	11,998	12,106
Adjusted earnings (loss) from
continuing operations	$123,526	$99,077	$75,944	$92,615	$71,736
Adjusted earnings (loss) from
continuing operations
Per basic share	$2.48	$1.97	$1.53	$1.87	$1.44
Per diluted share	2.41	1.91	1.48	1.81	1.40

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

Significant acquisitions occurred in July 2005 with the purchase of the G+J Consumer Titles and in December 2002 with the acquisition of the American Baby Group.

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

Discontinued operations

Fiscal 2011 included the operations of and related shut-down charges of ReadyMade magazine.
Fiscal 2010 included the operations of ReadyMade magazine.
Fiscal 2009 included the operations of and related shut-down charges of Country Home magazine and the operations of ReadyMade magazine.
Fiscal 2008 included the operations of Country Home and ReadyMade magazines; the operations of and after-tax loss from the disposition of WFLI, which was sold in fiscal 2008; and the reversal of a portion of the prior year shut-down charges of Child magazine.
Fiscal 2007 included the operations of Country Home and ReadyMade magazines; the results of the discontinued operations and related shut-down charges of Child magazine; the operations of and after-tax gain from the disposition of KFXO, which was sold in fiscal 2007; and the operations, including an impairment charge, of WFLI, which was held for sale at June 30, 2007.
Fiscal 2006 included the results of the discontinued operations of Country Home magazine, Child magazine, KFXO, and WFLI.
Fiscal 2005 included the results of the discontinued operations of Country Home magazine, KFXO, and WFLI. The operations of KFXO for fiscal years prior to fiscal 2005 were not shown as discontinued operations due to immateriality.
Fiscal 2001 to fiscal 2004 included the results of the discontinued operations of Country Home magazine.

Changes in accounting principles

Fiscal 2005 reflected the adoption of share-based payment accounting guidance.
Fiscal 2003 reflected the adoption of goodwill and other intangible assets accounting guidance.

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2011
Reserve for doubtful accounts	$6,763	$4,506	$—	$(4,890)	$6,379
Reserve for returns	4,217	11,974	—	(11,747)	4,444
Total	$10,980	$16,480	$—	$(16,637)	$10,823
Fiscal year ended June 30, 2010
Reserve for doubtful accounts	$10,999	$4,315	$—	$(8,551)	$6,763
Reserve for returns	2,811	12,058	—	(10,652)	4,217
Total	$13,810	$16,373	$—	$(19,203)	$10,980
Fiscal year ended June 30, 2009
Reserve for doubtful accounts	$11,109	$3,319	$—	$(3,429)	$10,999
Reserve for returns	12,835	12,495	—	(22,519)	2,811
Total	$23,944	$15,814	$—	$(25,948)	$13,810

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of June 30, 2011. On the basis of this evaluation, Meredith's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of that evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2011.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 41.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2011, under the captions "Election of Directors," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance," and in Part I of this Form 10-K beginning on page 9 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2011, under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2011, under the captions "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The following table sets forth information with respect to the Company's common stock that may be issued under all equity compensation plans of the Company in existence as of June 30, 2011. All of the equity compensation plans for which information is included in the following table have been approved by shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans
approved by shareholders	5,758,842	$39.22	4,650,395
Equity compensation plans not
approved by shareholders	None	NA	None
Total	5,758,842	$39.22	4,650,395
NA - Not applicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2011, under the captions "Related Person Transaction Policy and Procedures" and "Corporate Governance - Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2011, under the caption "Audit Committee Disclosure" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 40 (Item 8).

(a)	Financial Statements, Financial Statement Schedule, and Exhibits

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2011 and 2010
Consolidated Statements of Earnings (Loss) for the Years Ended June 30, 2011, 2010, and 2009
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2011, 2010, and 2009
Consolidated Statements of Cash Flows for the Years Ended June 30, 2011, 2010, and 2009
Notes to Consolidated Financial Statements
Eleven-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2011, 2010, and 2009

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

10.8	Meredith Corporation 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.*

10.9
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

10.12
Letter employment agreement dated February 14, 2005, between Meredith Corporation and Paul A. Karpowicz is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 10, 2005. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.*

10.13
Employment Agreement dated January 20, 2006, and re-executed August 24, 2009, between Meredith Corporation and Stephen M. Lacy is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed November 10, 2009.*

10.14
Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.*

10.15
Letter employment agreement dated September 26, 2008, between Meredith Corporation and Joseph H. Ceryanec is incorporated herein by reference to the Company's Current Report on Form 8-K filed October 1, 2008. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.*

10.16
Employment Agreement dated August 2, 2010, between Meredith Corporation and Thomas H. Harty is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2010.*

10.17
Receivables Sale Agreement dated as of April 9, 2002 among Meredith Corporation, as Sole Initial Originator and Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation), as buyer is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

10.18
First Amended and Restated Receivables Purchase Agreement dated as of April 25, 2011, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Company LLC, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011.

10.19
Parent Guarantee from Meredith Corporation dated as of April 25, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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

/s/ Joseph H. Ceryanec	/s/ Stephen M. Lacy
Joseph H. Ceryanec, Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)	Stephen M. Lacy, Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ D. Mell Meredith Frazier	/s/ Mary Sue Coleman
D. Mell Meredith Frazier, Vice Chairman of the Board and Director	Mary Sue Coleman, Director

/s/ James R. Craigie	/s/ Frederick B. Henry
James R. Craigie, Director	Frederick B. Henry, Director

/s/ Joel W. Johnson	/s/ Philip A. Marineau
Joel W. Johnson, Director	Philip A. Marineau, Director

/s/ Elizabeth E. Tallett
Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of August 24, 2011.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1