Form 10-Q
period 2011-09-30
MEREDITH CORP
filed 2011-10-26
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2011
Common shares	36,194,095
Class B shares	8,773,028
Total common and Class B shares	44,967,123

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	September 30, 2011	June 30, 2011
(In thousands)
Current assets
Cash and cash equivalents	$18,948	$27,721
Accounts receivable, net	213,444	212,365
Inventories	23,559	21,529
Current portion of subscription acquisition costs	52,842	54,581
Current portion of broadcast rights	10,104	3,974
Other current assets	21,414	13,568
Total current assets	340,311	333,738
Property, plant, and equipment	454,419	459,257
Less accumulated depreciation	(261,118)	(272,819)
Net property, plant, and equipment	193,301	186,438
Subscription acquisition costs	52,973	54,286
Broadcast rights	2,164	1,292
Other assets	61,849	66,940
Intangible assets, net	550,165	545,101
Goodwill	544,521	525,034
Total assets	$1,745,284	$1,712,829

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$50,000	$50,000
Current portion of long-term broadcast rights payable	14,632	8,548
Accounts payable	67,162	82,878
Accrued expenses and other liabilities	91,258	115,735
Current portion of unearned subscription revenues	148,610	151,831
Total current liabilities	371,662	408,992
Long-term debt	200,000	145,000
Long-term broadcast rights payable	6,641	5,431
Unearned subscription revenues	120,094	120,024
Deferred income taxes	167,473	160,709
Other noncurrent liabilities	99,325	97,688
Total liabilities	965,195	937,844
Shareholders' equity
Series preferred stock	—	—
Common stock	36,194	36,282
Class B stock	8,773	8,776
Additional paid-in capital	53,128	58,274
Retained earnings	697,929	687,816
Accumulated other comprehensive loss	(15,935)	(16,163)
Total shareholders' equity	780,089	774,985
Total liabilities and shareholders' equity	$1,745,284	$1,712,829

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

Three Months Ended September 30,	2011	2010
(In thousands except per share data)
Revenues
Advertising	$184,317	$204,825
Circulation	66,589	65,940
All other	77,003	71,975
Total revenues	327,909	342,740
Operating expenses
Production, distribution, and editorial	136,885	142,841
Selling, general, and administrative	142,971	141,932
Depreciation and amortization	9,832	9,785
Total operating expenses	289,688	294,558
Income from operations	38,221	48,182
Interest expense, net	(2,719)	(3,511)
Earnings from continuing operations before income taxes	35,502	44,671
Income taxes	(13,875)	(18,609)
Earnings from continuing operations	21,627	26,062
Loss from discontinued operations, net of taxes	—	(355)
Net earnings	$21,627	$25,707

Basic earnings per share
Earnings from continuing operations	$0.48	$0.58
Discontinued operations	—	(0.01)
Basic earnings per share	$0.48	$0.57
Basic average shares outstanding	45,009	45,483

Diluted earnings per share
Earnings from continuing operations	$0.48	$0.57
Discontinued operations	—	(0.01)
Diluted earnings per share	$0.48	$0.56
Diluted average shares outstanding	45,187	45,748

Dividends paid per share	$0.255	$0.230

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2011	$36,282	$8,776	$58,274	$687,816	$(16,163)	$774,985
Net earnings	—	—	—	21,627	—	21,627
Other comprehensive income, net	—	—	—	—	228	228
Total comprehensive income						21,855
Share-based incentive plan transactions	251	—	931	—	—	1,182
Purchases of Company stock	(342)	—	(8,624)	—	—	(8,966)
Share-based compensation	—	—	4,023	—	—	4,023
Conversion of Class B to common stock	3	(3)	—	—	—	—
Dividends paid
Common stock	—	—	—	(9,277)	—	(9,277)
Class B stock	—	—	—	(2,237)	—	(2,237)
Tax benefit from incentive plans	—	—	(1,476)	—	—	(1,476)
Balance at September 30, 2011	$36,194	$8,773	$53,128	$697,929	$(15,935)	$780,089

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended September 30,	2011	2010
(In thousands)
Cash flows from operating activities
Net earnings	$21,627	$25,707
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	7,316	7,299
Amortization	2,516	2,488
Share-based compensation	4,023	3,167
Deferred income taxes	8,164	7,593
Amortization of broadcast rights	3,429	4,413
Payments for broadcast rights	(3,137)	(4,866)
Excess tax benefits from share-based payments	—	(228)
Changes in assets and liabilities	(40,312)	(18,451)
Net cash provided by operating activities	3,626	27,122
Cash flows from investing activities
Acquisitions of businesses	(30,424)	(25,020)
Additions to property, plant, and equipment	(14,134)	(2,910)
Other	(3,543)	—
Net cash used in investing activities	(48,101)	(27,930)
Cash flows from financing activities
Proceeds from issuance of long-term debt	60,000	12,500
Repayments of long-term debt	(5,000)	(27,500)
Purchases of Company stock	(8,966)	(5,523)
Dividends paid	(11,514)	(10,503)
Proceeds from common stock issued	1,182	4,746
Excess tax benefits from share-based payments	—	228
Other	—	(51)
Net cash provided by (used in) financing activities	35,702	(26,103)
Net decrease in cash and cash equivalents	(8,773)	(26,911)
Cash and cash equivalents at beginning of period	27,721	48,574
Cash and cash equivalents at end of period	$18,948	$21,663

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

The condensed consolidated financial statements as of September 30, 2011, and for the three months ended September 30, 2011 and 2010, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2011, filed with the United States Securities and Exchange Commission.

Recently Adopted Accounting Standards—In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement related to intangibles - goodwill and other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The Company adopted this pronouncement on July 1, 2011. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires that when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Effective July 1, 2011, the Company adopted this pronouncement but was not subject to the disclosure requirements in the first quarter of fiscal 2011 due to the immateriality of the acquisition made by the Company during the period.

Recently Issued Accounting Standards—In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance for our fiscal year beginning July 1, 2012. We are currently evaluating the impact of adopting this guidance on our financial statements.

In September 2011, the FASB amended existing guidance related to intangibles - goodwill and other by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt this guidance for our fiscal year beginning July 1, 2012. We do not believe the adoption of this guidance will have a material impact on our financial statements.

2. Acquisition

Effective July 1, 2011, Meredith acquired 100 percent of the outstanding stock of the EatingWell Media Group (EatingWell). The results of EatingWell operations have been included in the consolidated financial statements since that date. The EatingWell portfolio includes a bi-monthly magazine, a website, a content licensing and custom marketing program, a Healthy-in-a-Hurry mobile recipe application, and a series of high-quality food and nutrition-related books and cookbooks. The cash purchase price was $28.1 million.

As a result of the acquisition, the assets and liabilities of EatingWell, consisting primarily of accounts receivable, identifiable intangible assets, accounts payable, deferred subscription revenue, and other accrued expenses, are now reflected in the Company's Condensed Consolidated Balance Sheet. The condensed consolidated financial statements reflect the allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.
The Company is in the process of obtaining a third-party valuation of intangible assets; thus the provisional measurements of intangible assets, goodwill, and deferred income tax balances are subject to change. Trade names and internet domain names, both indefinite-lived assets, have been provisionally assigned values of $3.9 million and $0.9 million, respectively. Definite-lived intangible assets include developed content of $1.3 million, advertiser relationships of $1.0 million, and subscriber relationships of $0.5 million. The definite-lived intangible assets each have a 5 year useful life. Goodwill, with a provisionally assigned value of $19.6 million, is attributable to expected synergies and the assembled workforce of Eating Well. As noted, the fair value of the acquired assets and liabilities is provisional pending receipt of the final valuation report.
EatingWell is subject to legal and regulatory requirements, including but not limited to those related to taxation, in each of the jurisdictions in the countries in which it operates. The Company has conducted a preliminary assessment of liabilities arising in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisition of EatingWell for all identified liabilities in accordance with the business combinations guidance. However, the Company is continuing its review of these matters during the measurement period, and if new information about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, or any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.
The impact of the EatingWell acquisition is not material to the Company's results of operations; therefore, pro forma financial information has not been provided. Acquisition related costs were expensed by the Company in the period in which they were incurred. Acquisition related costs were not material to the Company's results of operations.

3.  Discontinued Operations

The fiscal 2011 loss from discontinued operations represents the operating results, net of taxes, of ReadyMade magazine. The revenues and expenses of ReadyMade magazine, along with associated taxes, were removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Earnings titled loss from discontinued operations, net of taxes, as follows:

Three Months Ended September 30,	2010
(In thousands except per share data)
Revenues	$1,682
Costs and expenses	(2,264)
Loss before income taxes	(582)
Income taxes	227
Loss from discontinued operations	$(355)
Loss from discontinued operations per share:
Basic	$(0.01)
Diluted	(0.01)

4. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 42 percent are under the last-in first-out (LIFO) method at September 30, 2011, and 46 percent at June 30, 2011.

(In thousands)	September 30, 2011	June 30, 2011
Raw materials	$16,998	$15,633
Work in process	12,023	11,723
Finished goods	2,130	1,609
	31,151	28,965
Reserve for LIFO cost valuation	(7,592)	(7,436)
Inventories	$23,559	$21,529

5. Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2011			June 30, 2011
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media group
Noncompete agreements	$240	$(199)	$41	$480	$(424)	$56
Advertiser relationships	19,440	(16,481)	2,959	18,400	(15,772)	2,628
Customer lists	11,800	(6,311)	5,489	11,330	(5,889)	5,441
Other	2,980	(683)	2,297	4,450	(3,256)	1,194
Local media group
Network affiliation agreements	218,559	(108,973)	109,586	218,559	(107,750)	110,809
Total	$253,019	$(132,647)	120,372	$253,219	$(133,091)	120,128
Intangible assets not
subject to amortization
National media group
Internet domain names			2,076			1,166
Trademarks			128,641			124,731
Local media group
FCC licenses			299,076			299,076
Total			429,793			424,973
Intangible assets, net			$550,165			$545,101

Amortization expense was $2.5 million for the three months ended September 30, 2011. Annual amortization expense for intangible assets is expected to be as follows: $10.0 million in fiscal 2012, $7.3 million in fiscal 2013, $7.0 million in fiscal 2014, $6.6 million in fiscal 2015, and $5.5 million in fiscal 2016.

For certain acquisitions consummated prior to July 1, 2009, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of September 30, 2011, the Company estimates that future aggregate contingent payments for such acquisitions will be $2.4 million, which is the maximum amount of contingent payments the sellers may receive. The additional purchase consideration, if any, will be recorded as additional goodwill on our Condensed Consolidated Balance Sheet when the contingencies are resolved. No additional consideration was accrued in the three-month periods ended September 30, 2011 and 2010.

Changes in the carrying amount of national media group goodwill were as follows:

Three Months Ended September 30,	2011	2010
(In thousands)
Balance at beginning of period	$525,034	$489,334
Acquisitions	19,487	9,054
Balance at end of period	$544,521	$498,388

6. Restructuring Accrual

Changes in the Company's restructuring accrual were as follows:

Three Months Ended September 30,	2011	2010
(In thousands)
Balance at beginning of period	$8,042	$5,538
Cash payments	(3,744)	(1,007)
Balance at end of period	$4,298	$4,531

7. Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2011	June 30, 2011
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/25/2013	$65,000	$70,000
Revolving credit facility of $150 million, due 6/16/2013	60,000	—

Private placement notes
5.04% senior notes, due 6/16/2012	50,000	50,000
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
Total long-term debt	250,000	195,000
Current portion of long-term debt	(50,000)	(50,000)
Long-term debt	$200,000	$145,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At September 30, 2011, $154.7 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at September 30, 2011, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

8. Fair Value Measurement

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

The carrying amount and estimated fair value of broadcast rights payable were $21.3 million and $20.6 million, respectively, as of September 30, 2011, and $14.0 million and $13.5 million, respectively, as of June 30, 2011. The fair value of broadcast rights payable was determined using the present value of expected future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $250.0 million and $258.3 million, respectively, as of September 30, 2011, and $195.0 million and $205.1 million, respectively, as of June 30, 2011. The fair value of long-term debt was determined using the present value of expected future cash flows using borrowing rates currently available for debt with similar terms and maturities.

9. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Pension		Postretirement
Three Months Ended September 30,	2011	2010	2011	2010
(In thousands)
Service cost	$2,359	$2,412	$113	$119
Interest cost	1,497	1,324	240	198
Expected return on plan assets	(2,504)	(2,172)	—	—
Prior service cost amortization	92	93	(134)	(184)
Actuarial loss amortization	401	1,167	15	—
Net periodic benefit costs	$1,845	$2,824	$234	$133

10. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended September 30, 2011 and 2010, was $21.9 million and $26.4 million, respectively.

11. Earnings per Share

The following table presents the calculations of earnings per share:

Three Months Ended September 30,	2011	2010
(In thousands except per share data)
Earnings from continuing operations	$21,627	$26,062
Basic average shares outstanding	45,009	45,483
Dilutive effect of stock options and equivalents	178	265
Diluted average shares outstanding	45,187	45,748
Earnings per share from continuing operations
Basic	$0.48	$0.58
Diluted	0.48	0.57

For the three months ended September 30, 2011 and 2010, antidilutive options excluded from the above calculations totaled 5,739,000 (with a weighted average exercise price of $39.06) and 5,945,000 (with a weighted average exercise price of $39.09), respectively.

In the three months ended September 30, 2010, options were exercised to purchase 147,550 shares. No options were exercised in the three months ended September 30, 2011.

12. Segment Information

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media group and local media group. There have been no changes in the basis of segmentation since June 30, 2011. There are no material intersegment transactions.

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

The following table presents financial information by segment:

Three Months Ended September 30,	2011	2010
(In thousands)
Revenues
National media group	$258,612	$266,715
Local media group	69,297	76,025
Total revenues	$327,909	$342,740

Operating profit
National media group	$36,004	$39,630
Local media group	11,057	16,728
Unallocated corporate	(8,840)	(8,176)
Income from operations	$38,221	$48,182

Depreciation and amortization
National media group	$3,361	$3,352
Local media group	5,989	5,928
Unallocated corporate	482	505
Total depreciation and amortization	$9,832	$9,785

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation is the leading media and marketing company serving American women. Meredith combines well-known national brands - including Better Homes and Gardens, Parents, Ladies' Home Journal, Family Circle, American Baby, Fitness, and More - with local television brands in fast growing markets such as Atlanta, Phoenix, and Portland. Meredith is the industry leader in creating content in key consumer interest areas such as home, family, health and wellness, and self-development. Meredith then uses multiple distribution platforms - including print, television, online, tablet, mobile, and video - to give consumers content they desire and to deliver the messages of its marketing partners. Additionally, Meredith uses its many assets to create powerful custom marketing solutions for many of the nation's top brands and companies.

Meredith operates two business segments. The national media group consists of magazine publishing, interactive media, integrated marketing, brand licensing, database-related activities, and other related operations. The local media group consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video-related operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media group accounted for 79 percent of the Company's $327.9 million in revenues in the first three months of fiscal 2012 while local media group revenues represented 21 percent.

NATIONAL MEDIA GROUP

Advertising revenues made up 48 percent of national media group's first three months' revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 26 percent of national media group's first three months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 26 percent of national media group's revenues came from a variety of activities that included the sale of integrated marketing products and services and books as well as brand licensing and other related activities. National media group's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA GROUP

The local media group derives the vast majority of its revenues—86 percent in the first three months of fiscal 2012—from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media group's major expense categories are employee compensation and programming costs.

FIRST QUARTER FISCAL 2012 FINANCIAL OVERVIEW

•
National media group revenues decreased 3 percent reflecting primarily declines in advertising revenues. National media group operating profit decreased 9 percent due primarily to decreased operating profits from our interactive media operations.

•
Local media group revenues and operating profit decreased 9 percent and 34 percent, respectively. Meredith recorded $11.0 million less in political advertising revenues in the first quarter of fiscal 2012 due to the normal cyclical nature of political advertising. Partially offsetting this decline was a 3 percent increase in non-political advertising.

•
In July 2011, Meredith acquired the EatingWell Media Group, a multichannel brand focused on healthy eating. The EatingWell portfolio includes a highly successful and award-winning bi-monthly magazine, a content-rich website, a robust content licensing and custom marketing program, a Healthy-in-a-Hurry mobile recipe application, and a series of high-quality food and nutrition-related books and cookbooks.

•	Diluted earnings per share decreased 14 percent to $0.48 from $0.56 in the prior-year first three months.

DISCONTINUED OPERATIONS

In fiscal 2011, the Company discontinued the operations of ReadyMade magazine. The revenues and expenses, along with associated taxes, were reclassified from continuing operations into a single line item amount on the Condensed Consolidated Statements of Earnings titled loss from discontinued operations, net of taxes. Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30,	2011	2010	Change
(In thousands except per share data)
Total revenues	$327,909	$342,740	(4)%
Operating expenses	(289,688)	(294,558)	(2)%
Income from operations	$38,221	$48,182	(21)%
Earnings from continuing operations	$21,627	$26,062	(17)%
Net earnings	21,627	25,707	(16)%
Diluted earnings per share from continuing operations	0.48	0.57	(16)%
Diluted earnings per share	0.48	0.56	(14)%

The following sections provide an analysis of the results of operations for the national media group and local media group and an analysis of the consolidated results of operations for the three months ended September 30, 2011, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10-K for the year ended June 30, 2011.

NATIONAL MEDIA GROUP

National media group operating results were as follows:

Three Months Ended September 30,	2011	2010	Change
(In thousands)
Advertising revenue	$124,457	$135,502	(8)%
Circulation revenue	66,589	65,940	1%
Other revenue	67,566	65,273	4%
Total revenues	258,612	266,715	(3)%
Operating expenses	(222,608)	(227,085)	(2)%
Operating profit	$36,004	$39,630	(9)%
Operating profit margin	13.9%	14.9%

Revenues
Magazine advertising revenues decreased 8 percent and advertising pages declined 5 percent in the first quarter with most titles showing declines. Among our core advertising categories, toiletries and cosmetics, non-prescription drugs, home, and direct response showed strength while demand was weaker for the food and beverage and prescription drug categories. Online advertising revenues in our interactive media operations declined 12 percent due to the slowdown in demand.

Magazine circulation revenues increased 1 percent in the first quarter as both subscription revenues and newsstand revenues increased. Newsstand revenues were up in the low single digits. Subscription revenues were up slightly with previously announced rate base reductions at Ladies Home Journal and Traditional Home being more than offset.

Other revenues within the national media group increased 4 percent in the first three months of fiscal 2012. Brand licensing revenues grew more than 10 percent while integrated marketing revenues were flat.

Operating Expenses
National media operating expenses decreased 2 percent. Integrated marketing production costs, magazine processing, postage and performance-based incentive accruals declined in the period. An increase in average paper costs of 13 percent compared to the prior-year quarter and higher circulation expenses partially offset these expense reductions.

Operating Profit
National media operating profit declined 9 percent in the first quarter reflecting primarily a decrease in operating profit in our interactive media operations.

LOCAL MEDIA GROUP

Local media group operating results were as follows:

Three Months Ended September 30,	2011	2010	Change
(In thousands)
Non-political advertising revenues	$59,277	$57,748	3%
Political advertising revenues	583	11,575	(95)%
Other revenues	9,437	6,702	41%
Total revenues	69,297	76,025	(9)%
Operating expenses	(58,240)	(59,297)	(2)%
Operating profit	$11,057	$16,728	(34)%
Operating profit margin	16.0%	22.0%

Revenues
Local media revenues declined 9 percent. Net political advertising revenues totaled $11.6 million in the prior-year quarter compared with $0.6 million in net political advertising revenues in the current fiscal year. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues increased 3 percent. Local non-political advertising and national non-political advertising each grew 1 percent. Online advertising, a small but growing percentage of non-political advertising revenues, increased more than 30 percent as compared to the prior-year.

Other revenue increased 41 percent in the current quarter reflecting Meredith's management of Peachtree TV (WPCH-TV) in Atlanta, which began in late March 2011, and increased retransmission revenues.

Operating Expenses
Local media operating expenses decreased 2 percent in the first quarter of fiscal 2012 primarily due to lower production and film amortization. These decreases were partially offset by higher employee compensation costs.

Operating Profit
Local media operating profit declined 34 percent compared with the prior-year period. The decline primarily reflected lower revenues due to the cyclical nature of political advertising.

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

Three Months Ended September 30,	2011	2010
(In thousands)
Revenues	$69,297	$76,025
Operating profit	$11,057	$16,728
Depreciation and amortization	5,989	5,928
EBITDA	$17,046	$22,656
EBITDA margin	24.6%	29.8%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Three Months Ended September 30,	2011	2010	Change
(In thousands)
Unallocated corporate expenses	$8,840	$8,176	8%

Unallocated corporate expenses increased 8 percent as increased building rent expense due to the acceleration of lease expense on vacated leased properties related to a move to a new space more than offset declines in performance-based incentive accruals.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended September 30,	2011	2010	Change
(In thousands)
Production, distribution, and editorial	$136,885	$142,841	(4)%
Selling, general, and administrative	142,971	141,932	1%
Depreciation and amortization	9,832	9,785	—%
Operating expenses	$289,688	$294,558	(2)%

First quarter production, distribution, and editorial costs decreased 4 percent as compared to the prior-year quarter. Declines in integrated marketing production expenses, national media processing and postage, and local media production and film amortization contributed to the reduction. An increase in paper costs partially offset these reductions.

Selling, general, and administrative expenses increased 1 percent in the first quarter of fiscal 2012. Increases in building rent expense due to vacated space, higher employee compensation costs, and circulation expenses more than offset a decline in performance-based incentive accruals.

Depreciation and amortization expense was flat as compared to the first quarter in the prior year.

Income from Operations
Income from operations decreased 21 percent from $48.2 million in the first quarter of fiscal 2011 to $38.2 million in the first quarter of fiscal 2012 primarily due to lower political revenues due to the cyclical nature of political advertising, and weaker operating profits in our interactive media operations partially offset by reduced operating expenses.

Net Interest Expense
Net interest expense declined to $2.7 million in the fiscal 2012 first quarter compared with $3.5 million in the comparable prior-year quarter. Average long-term debt outstanding was approximately $225 million in the first quarter of fiscal 2012 and $289 million in the prior-year quarter. The Company's approximate weighted average interest rate was 4.8 percent in the first quarter of fiscal 2012 and 4.9 percent in the first quarter of fiscal 2011.

Income Taxes
Our effective tax rate was 39.1 percent in the first quarter of fiscal 2012 as compared to 41.7 percent in the prior-year first quarter. The decrease is primarily due to settlements with state and local tax authorities in the current year.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations
Earnings from continuing operations were $21.6 million ($0.48 per diluted share), a decrease of 17 percent from fiscal 2011 first quarter earnings from continuing operations of $26.1 million ($0.57 per diluted share). The decline primarily reflected lower political revenues due to the cyclical nature of political advertising, and weaker operating profits in our interactive media operation partially offset by reduced operating expenses.

Discontinued Operations
The fiscal 2011 loss from discontinued operations represents the operating results, net of taxes, of ReadyMade magazine. The revenues and expenses of ReadyMade magazine, along with associated taxes, were removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statements of Earnings titled loss from discontinued operations, net of taxes, as follows:

Three Months Ended September 30,	2010
(In thousands except per share data)
Revenues	$1,682
Costs and expenses	(2,264)
Loss before income taxes	(582)
Income taxes	227
Loss from discontinued operations	$(355)
Loss from discontinued operations per share:
Basic	$(0.01)
Diluted	(0.01)

Net Earnings and Earnings per Share
Net earnings were $21.6 million ($0.48 per diluted share) in the quarter ended September 30, 2011, down 16 percent from $25.7 million ($0.56 per diluted share) in the comparable prior-year quarter. The decline primarily reflected lower political revenues due to the cyclical nature of political advertising and lower operating profit in our interactive media operations, partially offset by reduced operating expenses and the lack of a loss from discontinued operations in the current fiscal year. Both average basic and diluted shares outstanding decreased slightly in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended September 30,	2011	2010	Change
(In thousands)
Net earnings	$21,627	$25,707	(16)%
Cash flows from operations	$3,626	$27,122	(87)%
Cash flows used in investing	(48,101)	(27,930)	72%
Cash flows provided by (used in) financing	35,702	(26,103)	(237)%
Net decrease in cash and cash equivalents	$(8,773)	$(26,911)	(67)%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2011, we have up to $90.0 million remaining of additional available borrowings under our revolving credit facility and up to $35.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $8.8 million in the first three months of fiscal 2012; they decreased $26.9 million in the comparable period of fiscal 2011.

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

Cash provided by operating activities totaled $3.6 million in the first three months of fiscal 2012 compared with $27.1 million in the first three months of fiscal 2011. The decrease is primarily due to timing of tax and other certain payments and lower net earnings in the current quarter.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $48.1 million in the first three months of fiscal 2012 from $27.9 million in the prior-year period. The increase primarily reflects more cash used for investments in businesses due to the acquisition of EatingWell as well as higher spending for additions to property, plant, and equipment due to a move into new leased facilities in New York.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash provided by financing activities totaled $35.7 million in the three months ended September 30, 2011, compared with net cash used by financing activities of $26.1 million for the three months ended September 30, 2010. The change in cash used for financing activities is primarily due to net debt of $55.0 million being incurred in the current year compared to a net $15.0 million reduction in the prior year.

Long-term Debt
At September 30, 2011, long-term debt outstanding totaled $250.0 million ($125.0 million in fixed-rate unsecured senior notes, $65.0 million under an asset-backed bank facility, and $60.0 million outstanding under a revolving credit facility). Of the senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 6.13 percent. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. As of September 30, 2011, the asset-backed bank facility had a capacity of up to $100 million. It is expected to next renew in April 2013.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At September 30, 2011, $60.0 million was outstanding under the revolving credit facility. This facility expires on June 16, 2013.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial debt covenants at September 30, 2011.

Contractual Obligations
As of September 30, 2011, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $9.0 million in the first three months of fiscal 2012 to repurchase approximately 342,000 shares of common stock at then current market prices. We spent $5.5 million to repurchase 172,000 shares in the first three months of fiscal 2011. We expect to continue repurchasing shares from time to time subject to market conditions. As of September 30, 2011, approximately 199,000 shares were authorized for future repurchase. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2011.

In October 2011, Meredith announced the Board of Directors had authorized the repurchase of up to $100 million in additional shares of the Company's stock through public and private transactions.

Dividends
Dividends paid in the first three months of fiscal 2012 totaled $11.5 million, or 25.50 cents per share, compared with dividend payments of $10.5 million, or 23.00 cents per share, in the first three months of fiscal 2011. In October 2011, Meredith announced a 50 percent increase in our quarterly dividend, raising the quarterly dividend to 38.25 cents per share from 25.50 cents per share. The next and higher quarterly dividend will be payable on December 15, 2011, to shareholders of record at the close of business on November 30, 2011.

Capital Expenditures
Spending for property, plant, and equipment totaled $14.1 million in the first three months of fiscal 2012 compared with prior-year first three months spending of $2.9 million. Current year spending primarily relates to leasehold improvements related to our move into new leased facilities in New York. Prior year spending primarily related to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2011. As of September 30, 2011, the Company's critical accounting policies had not changed from June 30, 2011.

ACCOUNTING AND REPORTING DEVELOPMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement related to intangibles - goodwill and other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The Company adopted this pronouncement on July 1, 2011. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires that when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Effective July 1, 2011, the Company adopted this pronouncement but was not subject to the disclosure requirements in the first quarter of fiscal 2011 due to the immateriality of the acquisition made by the Company during the period.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance for our fiscal year beginning July 1, 2012. We are currently evaluating the impact of adopting this guidance on our financial statements.

In September 2011, the FASB amended existing guidance related to intangibles - goodwill and other by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt this guidance for our fiscal year beginning July 1, 2012. We do not believe the adoption of this guidance will have a material impact on our financial statements.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, or syndicated programming costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; unexpected changes in interest rates; and the consequences of acquisitions and/or dispositions. Meredith's Annual Report on Form 10-K for the year ended June 30, 2011, includes a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of its use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 2011, for a more complete discussion of these risks.

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At September 30, 2011, Meredith had $125.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $133.8 million from $133.3 million at September 30, 2011.

At September 30, 2011, $125.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense on our variable-rate debt by $0.2 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2011.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended September 30, 2011.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under programs
July 1 to July 31, 2011	56,845	$29.68	56,845	483,868
August 1 to August 31, 2011	182,029	26.68	182,029	301,839
September 1 to September 30, 2011	102,982	23.51	102,982	198,857
Total	341,856	26.23	341,856	198,857

1 Total number of shares purchased includes the purchase of 438 shares of Class B stock in September 2011.

In May 2008, Meredith announced the Board of Directors had authorized the repurchase of up to 2.0 million additional shares of the Company's stock through public and private transactions. In October 2011, Meredith announced the Board of Directors had authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions.

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

Date: October 26, 2011

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