Form 10-Q
period 2011-12-31
MEREDITH CORP
filed 2012-01-27
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at December 31, 2011
Common shares	36,049,026
Class B shares	8,740,308
Total common and Class B shares	44,789,334

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2011	June 30, 2011
(In thousands)
Current assets
Cash and cash equivalents	$26,118	$27,721
Accounts receivable, net	210,126	212,365
Inventories	21,107	21,529
Current portion of subscription acquisition costs	56,410	54,581
Current portion of broadcast rights	7,870	3,974
Other current assets	21,987	13,568
Total current assets	343,618	333,738
Property, plant, and equipment	458,583	459,257
Less accumulated depreciation	(260,660)	(272,819)
Net property, plant, and equipment	197,923	186,438
Subscription acquisition costs	65,947	54,286
Broadcast rights	1,655	1,292
Other assets	75,039	66,940
Intangible assets, net	554,866	545,101
Goodwill	566,894	525,034
Total assets	$1,805,942	$1,712,829

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$50,000	$50,000
Current portion of long-term broadcast rights payable	10,942	8,548
Accounts payable	52,882	82,878
Accrued expenses and other liabilities	106,420	115,735
Current portion of unearned subscription revenues	166,841	151,831
Total current liabilities	387,085	408,992
Long-term debt	200,000	145,000
Long-term broadcast rights payable	5,937	5,431
Unearned subscription revenues	143,330	120,024
Deferred income taxes	176,853	160,709
Other noncurrent liabilities	99,674	97,688
Total liabilities	1,012,879	937,844
Shareholders' equity
Series preferred stock	—	—
Common stock	36,049	36,282
Class B stock	8,740	8,776
Additional paid-in capital	51,666	58,274
Retained earnings	712,315	687,816
Accumulated other comprehensive loss	(15,707)	(16,163)
Total shareholders' equity	793,063	774,985
Total liabilities and shareholders' equity	$1,805,942	$1,712,829

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Six Months
Periods Ended December 31,	2011	2010	2011	2010
(In thousands except per share data)
Revenues
Advertising	$183,636	$213,755	$367,953	$418,580
Circulation	63,902	63,737	130,491	129,677
All other	81,179	88,441	158,182	160,416
Total revenues	328,717	365,933	656,626	708,673
Operating expenses
Production, distribution, and editorial	128,412	137,251	265,303	280,092
Selling, general, and administrative	134,940	148,506	277,905	290,438
Depreciation and amortization	10,505	9,663	20,337	19,448
Total operating expenses	273,857	295,420	563,545	589,978
Income from operations	54,860	70,513	93,081	118,695
Interest expense, net	(2,897)	(3,351)	(5,616)	(6,862)
Earnings from continuing operations before income taxes	51,963	67,162	87,465	111,833
Income taxes	(20,369)	(26,065)	(34,244)	(44,674)
Earnings from continuing operations	31,594	41,097	53,221	67,159
Loss from discontinued operations, net of taxes	—	(540)	—	(895)
Net earnings	$31,594	$40,557	$53,221	$66,264

Basic earnings per share
Earnings from continuing operations	$0.70	$0.90	$1.18	$1.48
Discontinued operations	—	(0.01)	—	(0.02)
Basic earnings per share	$0.70	$0.89	$1.18	$1.46
Basic average shares outstanding	44,838	45,571	44,923	45,527

Diluted earnings per share
Earnings from continuing operations	$0.70	$0.89	$1.18	$1.47
Discontinued operations	—	(0.01)	—	(0.02)
Diluted earnings per share	$0.70	$0.88	$1.18	$1.45
Diluted average shares outstanding	45,044	45,912	45,115	45,849

Dividends paid per share	$0.3825	$0.2300	$0.6375	$0.4600

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2011	$36,282	$8,776	$58,274	$687,816	$(16,163)	$774,985
Net earnings	—	—	—	53,221	—	53,221
Other comprehensive income, net	—	—	—	—	456	456
Total comprehensive income						53,677
Share-based incentive plan transactions	319	—	2,013	—	—	2,332
Purchases of Company stock	(587)	(1)	(14,723)	—	—	(15,311)
Share-based compensation	—	—	7,632	—	—	7,632
Conversion of Class B to common stock	35	(35)	—	—	—	—
Dividends paid
Common stock	—	—	—	(23,130)	—	(23,130)
Class B stock	—	—	—	(5,592)	—	(5,592)
Tax benefit from incentive plans	—	—	(1,530)	—	—	(1,530)
Balance at December 31, 2011	$36,049	$8,740	$51,666	$712,315	$(15,707)	$793,063

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended December 31,	2011	2010
(In thousands)
Cash flows from operating activities
Net earnings	$53,221	$66,264
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	15,161	14,476
Amortization	5,176	4,976
Share-based compensation	7,632	5,891
Deferred income taxes	18,123	13,231
Amortization of broadcast rights	6,213	8,605
Payments for broadcast rights	(7,570)	(9,325)
Excess tax benefits from share-based payments	(83)	(317)
Changes in assets and liabilities	(29,126)	(19,277)
Net cash provided by operating activities	68,747	84,524
Cash flows from investing activities
Acquisitions of businesses	(55,548)	(28,556)
Additions to property, plant, and equipment	(26,621)	(11,168)
Other	(1,563)	—
Net cash used in investing activities	(83,732)	(39,724)
Cash flows from financing activities
Proceeds from issuance of long-term debt	85,000	12,500
Repayments of long-term debt	(30,000)	(67,500)
Purchases of Company stock	(15,311)	(6,030)
Dividends paid	(28,722)	(21,017)
Proceeds from common stock issued	2,332	6,622
Excess tax benefits from share-based payments	83	317
Other	—	(51)
Net cash provided by (used in) financing activities	13,382	(75,159)
Net decrease in cash and cash equivalents	(1,603)	(30,359)
Cash and cash equivalents at beginning of period	27,721	48,574
Cash and cash equivalents at end of period	$26,118	$18,215

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

The condensed consolidated financial statements as of December 31, 2011, and for the three and six months ended December 31, 2011 and 2010, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2011, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with GAAP. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2011, filed with the United States Securities and Exchange Commission.

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

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires that when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Effective July 1, 2011, the Company adopted this pronouncement but was not subject to the disclosure requirements in the first six months of fiscal 2012 due to the immateriality of the acquisitions made by the Company during the period.

Recently Issued Accounting Standards—In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance for our fiscal year beginning July 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, its adoption will not have an impact on the Company’s consolidated financial position or results of operations.

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

2. Acquisitions

Effective July 1, 2011, Meredith acquired 100 percent of the outstanding stock of the EatingWell Media Group (EatingWell). The results of EatingWell operations have been included in the consolidated financial statements since that date. The EatingWell portfolio includes a bi-monthly magazine, a website, a content licensing and custom marketing program, a Healthy-in-a-Hurry mobile recipe application, and a series of high-quality food and nutrition-related books and cookbooks. The cash purchase price was $28.0 million.

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

The Company is in the process of obtaining a third-party valuation of intangible assets; thus the provisional measurements of intangible assets, goodwill, and deferred income tax balances are subject to change. Trade names and internet domain names, both indefinite-lived assets, have been provisionally assigned values of $3.9 million and $0.9 million, respectively. Definite-lived intangible assets include developed content of $2.2 million, advertiser relationships of $0.3 million, and subscriber relationships of $0.1 million. The subscriber relationships have a 2 year useful life, the advertiser relationships have a 2.5 year useful life and the majority of the developed content has a 10 year useful life. Goodwill, with a provisionally assigned value of $20.8 million, is attributable to expected synergies and the assembled workforce of Eating Well. As noted, the fair value of the acquired assets and liabilities is provisional pending receipt of the final valuation report.

EatingWell is subject to legal and regulatory requirements, including but not limited to those related to taxation, in each of the jurisdictions in which it operates. The Company has conducted a preliminary assessment of liabilities arising in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisition of EatingWell for all identified liabilities in accordance with the business combinations guidance. However, the Company is continuing its review of these matters during the measurement period, and if new information about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, or any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

On October 31, 2011, Meredith completed its acquisition of Every Day with Rachael Ray magazine and its related digital assets (collectively Rachael Ray).  In addition, Meredith announced it has finalized a 10-year licensing agreement with Watch Entertainment Inc. for the award-winning brand. The results of Rachael Ray's operations have been included in the consolidated financial statements since that date. The cash purchase price was $4.3 million.

As a result of the acquisition, the assets and certain of the liabilities of Rachael Ray, consisting primarily of accounts receivable, identifiable intangible assets, and deferred subscription revenue, are now reflected in the Company's Condensed Consolidated Balance Sheet. The condensed consolidated financial statements reflect the allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.

The Company is in the process of obtaining a third-party valuation of intangible assets; thus the provisional measurements of intangible assets, goodwill, and deferred income tax balances are subject to change. Definite-lived intangible assets have a provisionally assigned value of $7.5 million and a 5 year useful life. Goodwill, with a provisionally assigned value of $21.1 million, is attributable to expected synergies and the assembled workforce of Rachael Ray. As noted, the fair value of the acquired assets and liabilities is provisional pending receipt of the final valuation report.

The impact of the EatingWell and Rachael Ray acquisitions is not material to the Company's results of operations; therefore, pro forma financial information has not been provided. Acquisition related costs were expensed by the Company in the period in which they were incurred. Acquisition related costs were not material to the Company's results of operations.

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

Periods Ended December 31, 2010	Three Months	Six Months
(In thousands except per share data)
Revenues	$927	$2,609
Costs and expenses	(1,813)	(4,077)
Loss before income taxes	(886)	(1,468)
Income taxes	346	573
Loss from discontinued operations	$(540)	$(895)
Loss from discontinued operations per share:
Basic	$(0.01)	$(0.02)
Diluted	(0.01)	(0.02)

4. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 46 percent are under the last-in first-out (LIFO) method at December 31, 2011, and 46 percent at June 30, 2011.

(In thousands)	December 31, 2011	June 30, 2011
Raw materials	$13,363	$15,633
Work in process	12,578	11,723
Finished goods	2,531	1,609
	28,472	28,965
Reserve for LIFO cost valuation	(7,365)	(7,436)
Inventories	$21,107	$21,529

5. Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2011			June 30, 2011
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Noncompete agreements	$240	$(214)	$26	$480	$(424)	$56
Advertiser relationships	18,670	(17,140)	1,530	18,400	(15,772)	2,628
Customer lists	11,460	(6,718)	4,742	11,330	(5,889)	5,441
Other	11,450	(1,038)	10,412	4,450	(3,256)	1,194
Local media
Network affiliation agreements	218,559	(110,196)	108,363	218,559	(107,750)	110,809
Total	$260,379	$(135,306)	125,073	$253,219	$(133,091)	120,128
Intangible assets not
subject to amortization
National media
Internet domain names			2,076			1,166
Trademarks			128,641			124,731
Local media
FCC licenses			299,076			299,076
Total			429,793			424,973
Intangible assets, net			$554,866			$545,101

Amortization expense was $5.2 million for the six months ended December 31, 2011. Annual amortization expense for intangible assets is expected to be as follows: $10.7 million in fiscal 2012, $8.4 million in fiscal 2013, $8.0 million in fiscal 2014, $7.5 million in fiscal 2015, and $6.4 million in fiscal 2016.

For certain acquisitions consummated prior to July 1, 2009, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of December 31, 2011, the Company estimates that future aggregate contingent payments for such acquisitions will be $2.4 million, which is the maximum amount of contingent payments the sellers may receive. The additional purchase consideration, if any, will be recorded as additional goodwill on our Condensed Consolidated Balance Sheet when the contingencies are resolved. For the six months ended December 31, 2010, the Company recognized $7.9 million, which increased goodwill. No additional consideration was accrued in the six-month period ended December 31, 2011.

Changes in the carrying amount of national media goodwill were as follows:

Six Months Ended December 31,	2011	2010
(In thousands)
Balance at beginning of period	$525,034	$489,334
Acquisitions	41,860	23,024
Balance at end of period	$566,894	$512,358

6. Restructuring Accrual

Changes in the Company's restructuring accrual were as follows:

Six Months Ended December 31,	2011	2010
(In thousands)
Balance at beginning of period	$8,042	$5,538
Cash payments	(5,241)	(1,604)
Balance at end of period	$2,801	$3,934

7. Long-term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2011	June 30, 2011
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/25/2013	$75,000	$70,000
Revolving credit facility of $150 million, due 6/16/2013	50,000	—

Private placement notes
5.04% senior notes, due 6/16/2012	50,000	50,000
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
Total long-term debt	250,000	195,000
Current portion of long-term debt	(50,000)	(50,000)
Long-term debt	$200,000	$145,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At December 31, 2011, $154.7 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at December 31, 2011, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

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

The carrying amount and estimated fair value of broadcast rights payable were $16.9 million and $16.4 million, respectively, as of December 31, 2011, and $14.0 million and $13.5 million, respectively, as of June 30, 2011. The fair value of broadcast rights payable was determined using the present value of expected future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $250.0 million and $257.1 million, respectively, as of December 31, 2011, and $195.0 million and $205.1 million, respectively, as of June 30, 2011. The fair value of long-term debt was determined using the present value of expected future cash flows using borrowing rates currently available for debt with similar terms and maturities.

9. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Six Months
Periods Ended December 31,	2011	2010	2011	2010
(In thousands)
Pension benefits
Service cost	$2,359	$2,411	$4,718	$4,823
Interest cost	1,497	1,324	2,994	2,648
Expected return on plan assets	(2,504)	(2,172)	(5,008)	(4,344)
Prior service cost amortization	92	93	184	186
Actuarial loss amortization	401	1,166	802	2,333
Net periodic benefit costs	$1,845	$2,822	$3,690	$5,646

Postretirement benefits
Service cost	$113	$119	$226	$238
Interest cost	240	198	480	396
Prior service cost amortization	(134)	(184)	(268)	(368)
Actuarial loss amortization	15	—	30	—
Net periodic benefit costs	$234	$133	$468	$266

10. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended December 31, 2011 and 2010, was $31.8 million and $41.2 million, respectively. Total comprehensive income for the six months ended December 31, 2011 and 2010, was $53.7 million and $67.6 million, respectively.

11. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Six Months
Periods Ended December 31,	2011	2010	2011	2010
(In thousands except per share data)
Earnings from continuing operations	$31,594	$41,097	$53,221	$67,159
Basic average shares outstanding	44,838	45,571	44,923	45,527
Dilutive effect of stock options and equivalents	206	341	192	322
Diluted average shares outstanding	45,044	45,912	45,115	45,849
Earning per share from continuing operations
Basic earnings per share	$0.70	$0.90	$1.18	$1.48
Diluted earnings per share	0.70	0.89	1.18	1.47

For the three months ended December 31, 2011 and 2010, antidilutive options excluded from the above calculations totaled 5,770,000 (with a weighted average exercise price of $38.69) and 5,985,000 (with a weighted average exercise price of $39.01), respectively. For the six months ended December 31, 2011 and 2010, antidilutive options excluded from the above calculations totaled 5,781,000 (with a weighted average exercise price of $38.82) and 5,975,000 (with a weighted average exercise price of $39.08), respectively.

In the six months ended December 31, 2011 and 2010, options were exercised to purchase 6,000 and 164,550 common shares, respectively.

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods Ended December 31,	2011	2010	2011	2010
(In thousands)
Revenues
National media	$244,315	$268,483	$502,927	$535,198
Local media	84,402	97,450	153,699	173,475
Total revenues	$328,717	$365,933	$656,626	$708,673

Operating profit
National media	$35,797	$42,200	$71,801	$81,830
Local media	27,156	38,549	38,213	55,277
Unallocated corporate	(8,093)	(10,236)	(16,933)	(18,412)
Income from operations	$54,860	$70,513	$93,081	$118,695

Depreciation and amortization
National media	$3,832	$3,337	$7,193	$6,689
Local media	6,175	5,816	12,164	11,744
Unallocated corporate	498	510	980	1,015
Total depreciation and amortization	$10,505	$9,663	$20,337	$19,448

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation is the leading media and marketing company serving American women. Meredith combines well-known national brands - including Better Homes and Gardens, Parents, Ladies' Home Journal, Family Circle, American Baby, Fitness, and More - with local television brands in fast growing markets. Meredith is the industry leader in creating content in key consumer interest areas such as home, family, health and wellness, and self-development. Meredith then uses multiple distribution platforms - including print, television, online, tablet, mobile, and video - to give consumers content they desire and to deliver the messages of its marketing partners. Additionally, Meredith uses its many assets to create powerful custom marketing solutions for many of the nation's top brands and companies.

Meredith operates two business segments. The national media group consists of magazine publishing, interactive media, integrated marketing, brand licensing, database-related activities, and other related operations. The local media group consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video-related operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. National media accounted for 77 percent of the Company's $656.6 million in revenues in the first six months of fiscal 2012 while local media revenues represented 23 percent.

NATIONAL MEDIA

Advertising revenues made up 46 percent of national media first six months' revenues. These revenues were generated from the sale of advertising space in the Company's magazines and on websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 26 percent of national media first six months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 28 percent of national media's revenues came from a variety of activities that included the sale of integrated marketing products and services and books as well as brand licensing and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the vast majority of its revenues—89 percent in the first six months of fiscal 2012—from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation and programming costs.

FIRST SIX MONTHS FISCAL 2012 FINANCIAL OVERVIEW

•
National media revenues decreased 6 percent reflecting primarily declines in advertising and integrated marketing revenues. National media operating profit decreased 12 percent due primarily to declines in operating profits in our integrated marketing and interactive media operations.

•
Local media revenues and operating profit decreased 11 percent and 31 percent, respectively. Meredith recorded $31.9 million less in political advertising revenues in the first six months of fiscal 2012 due to the normal cyclical nature of political advertising. Partially offsetting this decline was a 6 percent increase in non-political advertising.

•
In July 2011, Meredith acquired the EatingWell Media Group (EatingWell), a multichannel brand focused on healthy eating, and in October 2011, Meredith acquired Every Day with Rachael Ray magazine and its related digital assets (collectively Rachael Ray).

•	In October 2011, Meredith invested in iris Nation Worldwide Limited (iris), a leading global marketing company.

•	Diluted earnings per share from continuing operations decreased 20 percent to $1.18 from $1.47 in the prior-year first six months.

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

USE OF NON-GAAP FINANCIAL MEASURES

These condensed consolidated financial statements, including the related notes, are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Our analysis of local media results includes references to earnings before interest, taxes, depreciation, and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our local media. EBITDA is a common measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Local media EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

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

RESULTS OF OPERATIONS

Three Months Ended December 31,	2011	2010	Change
(In thousands except per share data)
Total revenues	$328,717	$365,933	(10)%
Operating expenses	273,857	295,420	(7)%
Income from operations	$54,860	$70,513	(22)%
Earnings from continuing operations	$31,594	$41,097	(23)%
Net earnings	31,594	40,557	(22)%
Diluted earnings per share from continuing operations	0.70	0.89	(21)%
Diluted earnings per share	0.70	0.88	(20)%

Six Months Ended December 31,	2011	2010	Change
(In thousands except per share data)
Total revenues	$656,626	$708,673	(7)%
Operating expenses	563,545	589,978	(4)%
Income from operations	$93,081	$118,695	(22)%
Earnings from continuing operations	$53,221	$67,159	(21)%
Net earnings	53,221	66,264	(20)%
Diluted earnings per share from continuing operations	1.18	1.47	(20)%
Diluted earnings per share	1.18	1.45	(19)%

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three and six months ended December 31, 2011, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10-K for the year ended June 30, 2011.

NATIONAL MEDIA

National media operating results were as follows:

Three Months Ended December 31,	2011	2010	Change
(In thousands)
Advertising revenue	$107,180	$122,352	(12)%
Circulation revenue	63,902	63,737	0%
Other revenue	73,233	82,394	(11)%
Total revenues	244,315	268,483	(9)%
Operating expenses	(208,518)	(226,283)	(8)%
Operating profit	$35,797	$42,200	(15)%
Operating profit margin	14.7%	15.7%

Six Months Ended December 31,	2011	2010	Change
(In thousands)
Advertising revenue	$231,637	$257,854	(10)%
Circulation revenue	130,491	129,677	1%
Other revenue	140,799	147,667	(5)%
Total revenues	502,927	535,198	(6)%
Operating expenses	(431,126)	(453,368)	(5)%
Operating profit	$71,801	$81,830	(12)%
Operating profit margin	14.3%	15.3%

Revenues
Magazine advertising revenues decreased 13 percent in the second quarter and 10 percent for the first six months of fiscal 2012 as total advertising pages decreased in the high-single digits on a percentage basis in both the second quarter and in the first six months of fiscal 2012. Among our core advertising categories, home, and non-prescription drugs showed strength while demand was weaker for the food and beverage and prescription drug categories. Online advertising revenues in our interactive media operations declined 8 percent in the second quarter and 10 percent in the first six months of fiscal 2012 due to continued slowdown in demand.

Magazine circulation revenues were flat in the second quarter and increased 1 percent in the first six months of fiscal 2012. Subscription revenues increased while newsstand revenues declined. Subscription revenues increased primarily due to the acquisitions of Eating Well and Everyday with Rachael Ray. The decrease in newsstand revenues was primarily due to softness in the special interest media publications.

Other revenues decreased 11 percent in the second quarter and 5 percent in the first six months of fiscal 2012. Meredith Xcelerated Marketing (MXM) revenues were down in the low teens in the second quarter. They were down in the mid-single digits for the first six months of fiscal 2012. The decline in MXM revenues is primarily due to certain clients within MXM scaling back programs.

Operating Expenses
National media operating expenses decreased 8 percent in the second quarter and 5 percent in the six month period. Performance-based incentive accruals, processing, postage, and paper declined in the periods primarily due to the decrease in advertising pages. The volume declines in paper were partially offset by mid-to-high-single digit increases in average paper prices. Circulation expenses also decreased in the periods.

Operating Profit
National media operating profit declined 15 percent in the second quarter and 12 percent in the six-month period compared with the respective prior-year periods reflecting primarily decreases in operating profit in our integrated marketing and interactive media operations partially offset by an increase in operating profit in our magazine operations.

LOCAL MEDIA

Local media operating results were as follows:

Three Months Ended December 31,	2011	2010	Change
(In thousands)
Non-political advertising revenues	$75,382	$69,376	9%
Political advertising revenues	1,074	22,027	(95)%
Other revenues	7,946	6,047	31%
Total revenues	84,402	97,450	(13)%
Operating expenses	(57,246)	(58,901)	(3)%
Operating profit	$27,156	$38,549	(30)%
Operating profit margin	32.2%	39.6%

Six Months Ended December 31,	2011	2010	Change
(In thousands)
Non-political advertising revenues	$134,659	$127,124	6%
Political advertising revenues	1,657	33,602	(95)%
Other revenues	17,383	12,749	36%
Total revenues	153,699	173,475	(11)%
Operating expenses	(115,486)	(118,198)	(2)%
Operating profit	$38,213	$55,277	(31)%
Operating profit margin	24.9%	31.9%

Revenues
Local media revenues declined 13 percent in the second quarter and 11 percent in the first six months of fiscal 2012 compared with the respective prior-year periods. Non-political advertising revenues grew 9 percent in the second quarter and 6 percent for the first six months of fiscal 2012. Local non-political advertising revenues increased 7 percent in the second quarter and 4 percent for the first six months of fiscal 2012. National non-political advertising increased 9 percent as compared to the prior-year quarter and 6 percent compared to the prior-year first six months. Net political advertising revenues totaled $1.1 million in the second quarter and $1.7 million in the first six months of the current fiscal year compared with $22.0 million in the prior-year second quarter and $33.6 million in the prior-year six-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Online advertising, a small but growing percentage of non-political advertising revenues, increased more than 50 percent in the second quarter and more than 40 percent in the six-month period as compared to the prior-year.

Other revenue increased 31 percent in the current quarter and 36 percent in the first six months of fiscal 2012 reflecting primarily Meredith's management of Peachtree TV (WPCH-TV) in Atlanta, which began in late March 2011.

Operating Expenses
Local media operating expenses decreased 3 percent in the second quarter of fiscal 2012 and 2 percent in the six-month period primarily due to lower production and film amortization. These decreases were partially offset by higher legal services expenses.

Operating Profit
Local media operating profit declined 30 percent in the second quarter and 31 percent in the first six months compared with the prior-year periods. The declines primarily reflected lower revenues due to the cyclical nature of political advertising partially offset by growth in non-political revenues.

Supplemental Disclosure of Local Media EBITDA
Meredith's local media EBITDA is defined as local media segment operating profit plus depreciation and amortization expense. EBITDA is not a GAAP financial measure and should not be considered in isolation or as a substitute for GAAP financial measures. See the discussion of management's rationale for the use of EBITDA in the preceding Executive Overview section. Local media EBITDA and EBITDA margin were as follows:

Three Months Ended December 31,	2011	2010
(In thousands)
Revenues	$84,402	$97,450
Operating profit	$27,156	$38,549
Depreciation and amortization	6,175	5,816
EBITDA	$33,331	$44,365
EBITDA margin	39.5%	45.5%

Six Months Ended December 31,	2011	2010
(In thousands)
Revenues	$153,699	$173,475
Operating profit	$38,213	$55,277
Depreciation and amortization	12,164	11,744
EBITDA	$50,377	$67,021
EBITDA margin	32.8%	38.6%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2011	2010	Change
(In thousands)
Three Months Ended December 31,	$8,093	$10,236	(21)%
Six Months Ended December 31,	$16,933	$18,412	(8)%

Unallocated corporate expenses decreased 21 percent in the second quarter and 8 percent in the first six months of fiscal 2012. For the second quarter and six-month period, charitable contributions, performance-based incentive accruals, pension expense, consulting fees, medical costs, and investment spending in tablet platforms declined. While building rent decreased in the second quarter, it increased in the first six months of fiscal 2012 due to the acceleration in the first quarter of fiscal 2012 of lease expense on vacated leased properties related to a move to new space in New York.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended December 31,	2011	2010	Change
(In thousands)
Production, distribution, and editorial	$128,412	$137,251	(6)%
Selling, general, and administrative	134,940	148,506	(9)%
Depreciation and amortization	10,505	9,663	9%
Operating expenses	$273,857	$295,420	(7)%

Six Months Ended December 31,	2011	2010	Change
(In thousands)
Production, distribution, and editorial	$265,303	$280,092	(5)%
Selling, general, and administrative	277,905	290,438	(4)%
Depreciation and amortization	20,337	19,448	5%
Operating expenses	$563,545	$589,978	(4)%

Production, distribution, and editorial costs decreased 6 percent as compared to the prior-year quarter and 5 percent as compared to the prior-year first six months. Declines in national media processing, postage, and paper and local media production and film amortization contributed to the reduction in both periods.

Selling, general, and administrative expenses decreased 9 percent in the second quarter and 4 percent in the first six months of fiscal 2012. For both the second quarter and six-month period, performance-based incentive accruals, circulation expenses, charitable contributions and pension costs declined. While building rent decreased in the second quarter, it increased in the first six months of fiscal 2012 due to the acceleration in the first quarter of fiscal 2012 of lease expense on vacated leased properties related to a move to new space.

Depreciation and amortization expense increased 9 percent in the second quarter and 5 percent in the six-month period as compared to the prior-year periods primarily due to depreciation on the leasehold improvements and fixed assets in new leased property in New York.

Income from Operations
Income from operations decreased 22 percent in the second quarter and in the first six months of fiscal 2012, primarily as a result of lower political revenues due to the cyclical nature of political advertising, and weaker operating profits in our integrated marketing and interactive media operations partially offset by reduced operating expenses.

Net Interest Expense
Net interest expense declined to $2.9 million in the fiscal 2012 second quarter compared with $3.4 million in the comparable prior-year quarter. For the six months ended December 31, 2011, net interest expense was $5.6 million versus $6.9 million in the comparable prior-year period. Average long-term debt outstanding was $258 million in the second quarter of fiscal 2012 and $240 million for the six-month period compared with $270 million in the prior year second quarter and $279 million in the prior year six-month period. The Company's approximate weighted average interest rate was 4.7 percent in the first six months of fiscal 2012 and 4.9 percent in the first six months of fiscal 2011.

Income Taxes
Our effective tax rate was 39.2 percent in the second quarter of fiscal 2012 and 39.2 percent in the first half of fiscal 2012 as compared to 38.8 percent in the second quarter of fiscal 2011 and 39.9 percent in the first half of fiscal

2011.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations
Earnings from continuing operations were $31.6 million ($0.70 per diluted share), a decrease of 23 percent from fiscal 2011 second quarter earnings from continuing operations of $41.1 million ($0.89 per diluted share). For the six months ended December 31, 2011, earnings from continuing operation were $53.2 million ($1.18 per diluted share), a decrease of 21 percent from prior-year six month earnings of $67.2 million ($1.47 per diluted share). The declines primarily reflected lower political revenues due to the cyclical nature of political advertising and weaker operating profits in our integrated marketing and interactive media operations partially offset by reduced operating expenses.

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

Periods Ended December 31, 2010	Three Months	Six Months
(In thousands except per share data)
Revenues	$927	$2,609
Costs and expenses	(1,813)	(4,077)
Loss before income taxes	(886)	(1,468)
Income taxes	346	573
Loss from discontinued operations	$(540)	$(895)
Loss from discontinued operations per share:
Basic	$(0.01)	$(0.02)
Diluted	(0.01)	(0.02)

Net Earnings and Earnings per Share
Net earnings were $31.6 million ($0.70 per diluted share) in the quarter ended December 31, 2011, down 22 percent from $40.6 million ($0.88 per diluted share) in the comparable prior-year quarter. For the six months ended December 31, 2011, earnings were $53.2 million ($1.18 per diluted share), a decrease of 20 percent from prior-year six month earnings of $66.3 million ($1.45 per diluted share). The declines primarily reflected lower political revenues due to the cyclical nature of political advertising and lower operating profit in our integrated marketing and interactive media operations, partially offset by reduced operating expenses and the lack of a loss from discontinued operations in the current fiscal year. Both average basic and diluted shares outstanding decreased in the quarter due to repurchases of common shares.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31,	2011	2010	Change
(In thousands)
Net earnings	$53,221	$66,264	(20)%
Cash flows from operating activities	$68,747	$84,524	(19)%
Cash flows used in investing activities	(83,732)	(39,724)	111%
Cash flows provided by (used in) financing activities	13,382	(75,159)	(118)%
Net decrease in cash and cash equivalents	$(1,603)	$(30,359)	(95)%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2011, we have up to $100.0 million remaining of additional available borrowings under our revolving credit facility and up to $25.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $1.6 million in the first six months of fiscal 2012; they decreased $30.4 million in the comparable period of fiscal 2011.

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

Cash provided by operating activities totaled $68.7 million in the first six months of fiscal 2012 compared with $84.5 million in the first six months of fiscal 2011. The decrease is primarily due to lower net earnings.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $83.7 million in the first six months of fiscal 2012 from $39.7 million in the prior-year period. The increase primarily reflects more cash used for investments in businesses due to the acquisitions of EatingWell and Rachael Ray and an investment in iris as well as higher spending for additions to property, plant, and equipment due to a move into new leased facilities in New York.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash provided by financing activities totaled $13.4 million in the six months ended December 31, 2011, compared with net cash used by financing activities of $75.2 million for the six months ended December 31, 2010. The change in cash used for financing activities is primarily due to net debt of $55.0 million being incurred in the current-year period compared to a net $55.0 million reduction in the prior-year period. Higher dividend payments due to the increased dividend per share rate and increased purchases of Company stock partially offset the change in net debt.

Long-term Debt
At December 31, 2011, long-term debt outstanding totaled $250.0 million ($125.0 million in fixed-rate unsecured senior notes, $75.0 million under an asset-backed bank facility, and $50.0 million outstanding under a revolving credit facility). Of the senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 6.13 percent. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. As of December 31, 2011, the asset-backed bank facility had a capacity of up to $100 million. It is expected to next renew in April 2013.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At December 31, 2011, $50.0 million was outstanding under the revolving credit facility. This facility expires on June 16, 2013.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial debt covenants at December 31, 2011.

Contractual Obligations
As of December 31, 2011, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $15.3 million in the first six months of fiscal 2012 to repurchase approximately 587,000 shares of common stock at then current market prices. We spent $6.0 million to repurchase 187,000 shares in the first six months of fiscal 2011. We expect to continue repurchasing shares from time to time subject to market conditions. As of December 31, 2011, approximately $98.7 million was authorized for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2011.

In October 2011, Meredith announced the Board of Directors had authorized the repurchase of up to $100 million in additional shares of the Company's stock through public and private transactions.

Dividends
Dividends paid in the first six months of fiscal 2012 totaled $28.7 million, or 63.75 cents per share, compared with dividend payments of $21.0 million, or 46.00 cents per share, in the first six months of fiscal 2011. In October 2011, Meredith announced a 50 percent increase in our quarterly dividend, raising the quarterly dividend to 38.25 cents per share from 25.50 cents per share.

Capital Expenditures
Spending for property, plant, and equipment totaled $26.6 million in the first six months of fiscal 2012 compared with prior-year first six months spending of $11.2 million. Current year spending primarily relates to leasehold improvements related to our move into new leased facilities in New York along with assets acquired in the normal course of business. Prior year spending primarily related to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2011. As of December 31, 2011, the Company's critical accounting policies had not changed from June 30, 2011.

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

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires that when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Effective July 1, 2011, the Company adopted this pronouncement but was not subject to the disclosure requirements in the first six months of fiscal 2012 due to the immateriality of the acquisitions made by the Company during the period.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance for our fiscal year beginning July 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, its adoption will not have an impact on the Company’s consolidated financial position or results of operations.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At December 31, 2011, Meredith had $125.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $132.5 million from $132.1 million at December 31, 2011.

At December 31, 2011, $125.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense on our variable-rate debt by $0.2 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2011.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2011.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
October 1 to October 31, 2011	97,361	$23.62	97,361	$102,723
November 1 to November 30, 2011	133,472	26.93	133,472	99,157
December 1 to December 31, 2011	14,768	30.50	14,768	98,706
Total	245,601		245,601

1 Total number of shares purchased includes the following purchases of Class B common stock: 710 in October 2011 and 28 in November 2011.

In May 2008, Meredith announced the Board of Directors had authorized the repurchase of up to 2.0 million additional shares of the Company's stock through public and private transactions. In November 2011, repurchases under this authorization were completed.

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

Item 6.	Exhibits

	10.1	Form of Continuing Restricted Stock Agreement between Meredith Corporation and the named non-employee director.

	10.2	Form of Continuing Nonqualified Stock Option Award Agreement between Meredith Corporation and the named non-employee director.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph H. Ceryanec
Joseph H. Ceryanec
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 24, 2012

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.1	Form of Continuing Restricted Stock Agreement between Meredith Corporation and the named non-employee director.

10.2	Form of Continuing Nonqualified Stock Option Award Agreement between Meredith Corporation and the named non-employee director.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1