Form 10-Q
period 2012-03-31
MEREDITH CORP
filed 2012-04-25
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2012
Common shares	36,093,296
Class B shares	8,738,220
Total common and Class B shares	44,831,516

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2012	June 30, 2011
(In thousands)
Current assets
Cash and cash equivalents	$24,674	$27,721
Accounts receivable, net	219,156	212,365
Inventories	28,227	21,529
Current portion of subscription acquisition costs	69,259	54,581
Current portion of broadcast rights	5,666	3,974
Other current assets	16,618	13,568
Total current assets	363,600	333,738
Property, plant, and equipment	462,355	459,257
Less accumulated depreciation	(264,892)	(272,819)
Net property, plant, and equipment	197,463	186,438
Subscription acquisition costs	66,295	54,286
Broadcast rights	1,327	1,292
Other assets	75,880	66,940
Intangible assets, net	581,227	545,101
Goodwill	730,062	525,034
Total assets	$2,015,854	$1,712,829

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$50,000	$50,000
Current portion of long-term broadcast rights payable	9,864	8,548
Accounts payable	56,023	82,878
Accrued expenses and other liabilities	109,084	115,735
Current portion of unearned subscription revenues	186,529	151,831
Total current liabilities	411,500	408,992
Long-term debt	370,000	145,000
Long-term broadcast rights payable	5,008	5,431
Unearned subscription revenues	139,002	120,024
Deferred income taxes	185,775	160,709
Other noncurrent liabilities	104,293	97,688
Total liabilities	1,215,578	937,844
Shareholders' equity
Series preferred stock	—	—
Common stock	36,093	36,282
Class B stock	8,738	8,776
Additional paid-in capital	54,609	58,274
Retained earnings	716,314	687,816
Accumulated other comprehensive loss	(15,478)	(16,163)
Total shareholders' equity	800,276	774,985
Total liabilities and shareholders' equity	$2,015,854	$1,712,829

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Nine Months
Periods Ended March 31,	2012	2011	2012	2011
(In thousands except per share data)
Revenues
Advertising	$191,472	$185,210	$559,425	$603,790
Circulation	76,331	66,453	206,822	196,130
All other	77,710	87,218	235,892	247,634
Total revenues	345,513	338,881	1,002,139	1,047,554
Operating expenses
Production, distribution, and editorial	136,454	134,437	401,757	414,529
Selling, general, and administrative	159,352	142,130	437,257	432,568
Depreciation and amortization	11,407	9,965	31,744	29,413
Total operating expenses	307,213	286,532	870,758	876,510
Income from operations	38,300	52,349	131,381	171,044
Interest expense, net	(3,283)	(3,147)	(8,899)	(10,009)
Earnings from continuing operations before income taxes	35,017	49,202	122,482	161,035
Income taxes	(13,848)	(18,026)	(48,092)	(62,700)
Earnings from continuing operations	21,169	31,176	74,390	98,335
Loss from discontinued operations, net of taxes	—	(339)	—	(1,234)
Net earnings	$21,169	$30,837	$74,390	$97,101

Basic earnings per share
Earnings from continuing operations	$0.47	$0.69	$1.66	$2.16
Discontinued operations	—	(0.01)	—	(0.03)
Basic earnings per share	$0.47	$0.68	$1.66	$2.13
Basic average shares outstanding	44,800	45,594	44,882	45,550

Diluted earnings per share
Earnings from continuing operations	$0.47	$0.68	$1.65	$2.14
Discontinued operations	—	(0.01)	—	(0.02)
Diluted earnings per share	$0.47	$0.67	$1.65	$2.12
Diluted average shares outstanding	45,296	45,998	45,141	45,888

Dividends paid per share	$0.3825	$0.2550	$1.0200	$0.7150

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2011	$36,282	$8,776	$58,274	$687,816	$(16,163)	$774,985
Net earnings	—	—	—	74,390	—	74,390
Other comprehensive income, net	—	—	—	—	685	685
Total comprehensive income						75,075
Share-based incentive plan transactions	399	—	4,103	—	—	4,502
Purchases of Company stock	(625)	(1)	(15,958)	—	—	(16,584)
Share-based compensation	—	—	9,588	—	—	9,588
Conversion of Class B to common stock	37	(37)	—	—	—	—
Dividends paid
Common stock	—	—	—	(36,957)	—	(36,957)
Class B stock	—	—	—	(8,935)	—	(8,935)
Tax benefit from incentive plans	—	—	(1,398)	—	—	(1,398)
Balance at March 31, 2012	$36,093	$8,738	$54,609	$716,314	$(15,478)	$800,276

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended March 31,	2012	2011
(In thousands)
Cash flows from operating activities
Net earnings	$74,390	$97,101
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	23,350	21,998
Amortization	8,394	7,421
Share-based compensation	9,588	7,992
Deferred income taxes	27,511	37,730
Amortization of broadcast rights	9,174	12,895
Payments for broadcast rights	(10,009)	(14,242)
Provision for write-down of impaired assets	946	—
Fair value adjustment to contingent consideration	(1,018)	—
Excess tax benefits from share-based payments	(346)	(427)
Changes in assets and liabilities	(36,342)	(30,093)
Net cash provided by operating activities	105,638	140,375
Cash flows from investing activities
Acquisitions of businesses	(243,897)	(39,141)
Additions to property, plant, and equipment	(30,739)	(19,625)
Other	(781)	—
Net cash used in investing activities	(275,417)	(58,766)
Cash flows from financing activities
Proceeds from issuance of long-term debt	295,000	12,500
Repayments of long-term debt	(70,000)	(87,500)
Purchases of Company stock	(16,584)	(9,724)
Dividends paid	(45,892)	(32,681)
Proceeds from common stock issued	4,502	7,526
Excess tax benefits from share-based payments	346	427
Other	(640)	(51)
Net cash provided by (used in) financing activities	166,732	(109,503)
Net decrease in cash and cash equivalents	(3,047)	(27,894)
Cash and cash equivalents at beginning of period	27,721	48,574
Cash and cash equivalents at end of period	$24,674	$20,680

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

The condensed consolidated financial statements as of March 31, 2012, and for the three and nine months ended March 31, 2012 and 2011, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2011, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires that when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Effective July 1, 2011, the Company adopted this pronouncement, but was not subject to the disclosure requirements in the first nine months of fiscal 2012 due to the immateriality on the condensed consolidated statement of earnings of the acquisitions made by the Company during the period.

Recently Issued Accounting Standards—In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued a deferral of the effective date for the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other requirements of the guidance are not affected by this deferral. Thus the Company will adopt all other requirements of the guidance for our fiscal year beginning July 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, its adoption will not have an impact on the Company’s consolidated financial position or results of operations.

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

2. Acquisitions

Effective July 1, 2011, Meredith acquired 100 percent of the outstanding stock of the EatingWell Media Group (EatingWell). The results of EatingWell's operations have been included in the condensed consolidated financial statements since that date. The EatingWell portfolio includes a bi-monthly magazine, a website, a content licensing and custom marketing program, a Healthy-in-a-Hurry mobile recipe application, and a series of high-quality food and nutrition-related books and cookbooks. The cash purchase price was $28.0 million.

On October 31, 2011, Meredith completed its acquisition of EveryDay with Rachael Ray magazine and its related digital assets (collectively Rachael Ray). In addition, Meredith announced it has finalized a 10-year licensing agreement with Watch Entertainment Inc. for the award-winning brand. The results of Rachael Ray's operations have been included in the condensed consolidated financial statements since that date. The cash purchase price was $4.3 million.

On January 20, 2012, Meredith completed its acquisition of FamilyFun magazine and its related assets, including its special interest publications, as well as the Toy Hopper and other digital magazine application (collectively FamilyFun). The results of FamilyFun's operations have been included in the condensed consolidated financial statements since that date. The cash purchase price was $12.0 million.

Effective March 1, 2012, Meredith acquired 100 percent of the outstanding stock of Allrecipes.com, Inc. Allrecipes.com is the world's largest digital food brand. It currently has a database of more than 500,000 recipes. The Allrecipes.com mobile applications have been downloaded by more than 11 million consumers. It is also the top food recipe channel on YouTube. The results of Allrecipes.com operations have been included in the condensed consolidated financial statements since that date. The cash purchase price was $175.0 million.

As of the date of each acquisition, Meredith allocates the purchase price to the assets acquired and liabilities assumed based on their respective fair values. The Company is in the process of obtaining third-party valuations of intangible assets for certain recent acquisitions; thus, provisional measurements of intangible assets, goodwill, and deferred income tax balances have been used and are subject to change. The following table summarizes the total estimated fair values of the assets acquired and liabilities assumed at the various acquisition dates during the nine months ended March 31, 2012.

(in thousands)
Accounts receivable	$12,797
Other current assets	2,803
Property, plant, and equipment	3,862
Noncurrent assets	3,835
Intangible assets	44,690
Total identifiable assets acquired	67,987
Deferred subscription revenue	(44,578)
Other current liabilities	(4,723)
Long-term liabilities	(4,442)
Total liabilities assumed	(53,743)
Net identifiable assets acquired	14,244
Goodwill	205,067
Net assets acquired	$219,311

The following table provides details of the acquired intangible assets by acquisition.

(in thousands)	EatingWell	Rachael Ray	FamilyFun	Allrecipes.com	Total
Intangible assets
subject to amortization
Advertiser relationships	$270	$—	$—	$3,600	$3,870
Customer lists	130	—	—	—	130
Developed content	2,220	—	3,700	5,100	11,020
Other	—	3,000	—	—	3,000
Total	2,620	3,000	3,700	8,700	18,020
Intangible assets not
subject to amortization
Internet domain names	920	—	—	—	920
Trademarks	4,150	4,500	5,500	11,600	25,750
Total	5,070	4,500	5,500	11,600	26,670
Intangible assets, total	$7,690	$7,500	$9,200	$20,300	$44,690

The EatingWell customer lists have a 2 year useful life, the advertiser relationships have a 2.5 year useful life, and the majority of the developed content has a 10 year useful life. The Rachael Ray other intangible asset has a 2.6 year useful life. FamilyFun's developed content has a 2 year useful life. For Allrecipes.com, the advertiser relationships have a 9 year useful life and the developed content has an 8.5 year useful life. All useful lives have been provisionally assigned pending the finalization of the third-party valuations.

For all acquisitions, goodwill is attributable primarily to expected synergies and the assembled workforces. As noted earlier, the fair value of the acquired assets and liabilities is provisional pending receipt of the final valuation reports.

Eating Well and Allrecipes.com are subject to legal and regulatory requirements, including but not limited to those related to taxation, in each of the jurisdictions in which they operate. The Company has conducted a preliminary assessment of liabilities arising in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisitions for all identified liabilities in accordance with the business combinations guidance. However, the Company is continuing its review of these matters during the measurement period, and if new information about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized or any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

The impact of the acquisitions is not material to the Company's results of operations; therefore, pro forma financial information has not been provided. Acquisition related costs were expensed by the Company in the period in which they were incurred. The Company recorded $2.6 million in acquisition charges in the first nine months of fiscal 2012, with $2.5 million of this being recorded in the third quarter of fiscal 2012. These costs are included in the selling, general and administrative line in the Condensed Consolidated Statement of Earnings.

In fiscal 2011, the Company acquired the remaining 80.01 percent of the outstanding common shares of The Hyperfactory Limited International (Hyperfactory). At the time of acquisition, the Company recorded $7.1 million in contingent consideration. During the fourth quarter of fiscal 2011, the Company recognized a non-cash credit to operations of $6.3 million, reducing the estimated contingent consideration payable. During the third quarter of fiscal 2012, the Company recognized a non-cash credit to operations of $1.0 million to write-off the remaining estimated contingent consideration payable as the Company does not expect to owe any additional amounts related to this acquisition. These credits were recorded in the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings.

3.  Discontinued Operations

The fiscal 2011 loss from discontinued operations represents the operating results, net of taxes, of ReadyMade magazine. The revenues and expenses of ReadyMade magazine, along with associated taxes, were removed from continuing operations and reclassified into a single line item amount on the Condensed Consolidated Statement of Earnings titled loss from discontinued operations, net of taxes, as follows:

Periods Ended March 31, 2011	Three Months	Nine Months
(In thousands except per share data)
Revenues	$1,850	$4,459
Costs and expenses	(2,405)	(6,482)
Loss before income taxes	(555)	(2,023)
Income taxes	216	789
Loss from discontinued operations	$(339)	$(1,234)
Loss from discontinued operations per share:
Basic	$(0.01)	$(0.03)
Diluted	(0.01)	(0.02)

4. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 35 percent are under the last-in first-out (LIFO) method at March 31, 2012, and 46 percent at June 30, 2011.

(In thousands)	March 31, 2012	June 30, 2011
Raw materials	$17,476	$15,633
Work in process	15,210	11,723
Finished goods	1,877	1,609
	34,563	28,965
Reserve for LIFO cost valuation	(6,336)	(7,436)
Inventories	$28,227	$21,529

5. Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2012			June 30, 2011
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Noncompete agreements	$240	$(229)	$11	$480	$(424)	$56
Advertiser relationships	22,270	(17,857)	4,413	18,400	(15,772)	2,628
Customer lists	11,460	(7,133)	4,327	11,330	(5,889)	5,441
Other	15,750	(1,887)	13,863	4,450	(3,256)	1,194
Local media
Network affiliation agreements	218,559	(111,419)	107,140	218,559	(107,750)	110,809
Total	$268,279	$(138,525)	129,754	$253,219	$(133,091)	120,128
Intangible assets not
subject to amortization
National media
Internet domain names			1,916			1,166
Trademarks			150,481			124,731
Local media
FCC licenses			299,076			299,076
Total			451,473			424,973
Intangible assets, net			$581,227			$545,101

Amortization expense was $8.4 million for the nine months ended March 31, 2012. Annual amortization expense for intangible assets is expected to be as follows: $11.9 million in fiscal 2012, $11.2 million in fiscal 2013, $10.0 million in fiscal 2014, $7.4 million in fiscal 2015, and $6.3 million in fiscal 2016.

For certain acquisitions consummated prior to July 1, 2009, the sellers are entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. None of the contingent consideration is dependent on the continued employment of the sellers. As of March 31, 2012, the Company estimates that future aggregate contingent payments for such acquisitions will be $2.4 million, which is the maximum amount of contingent payments the sellers may receive. The additional purchase consideration, if any, will be recorded as additional goodwill on our Condensed Consolidated Balance Sheet when the contingencies are resolved. For the nine months ended March 31, 2011, the Company recognized $8.6 million, which increased goodwill. No additional consideration was accrued in the nine-month period ended March 31, 2012.

Changes in the carrying amount of national media goodwill were as follows:

Nine Months Ended March 31,	2012	2011
(In thousands)
Balance at beginning of period	$525,034	$489,334
Acquisitions	205,067	25,249
Other	(39)	—
Balance at end of period	$730,062	$514,583

6. Restructuring Accrual

Changes in the Company's restructuring accrual were as follows:

Nine Months Ended March 31,	2012	2011
(In thousands)
Balance at beginning of period	$8,042	$5,538
Severance accrual	9,955	—
Vacated leased space accruals	2,703	—
Cash payments	(6,576)	(2,258)
Reversal of excess accrual	(592)	—
Balance at end of period	$13,532	$3,280

In March 2012, management committed to a performance improvement plan related primarily to business realignments that included selected workforce reductions. In connection with this plan, in the third quarter of fiscal 2012, the Company recorded a pre-tax restructuring charge of $13.8 million including severance and benefit costs of $10.0 million related to the involuntary termination of employees, accruals for vacated lease space of $2.7 million, the write-off of deferred subscription acquisition costs of $0.7 million and other miscellaneous write-offs of $0.4 million. The majority of severance costs will be paid out over the next 12 months. The Company also recorded $0.6 million in reversals of excess restructuring reserves accrued in prior fiscal years. The restructuring charge and credit for the reversal of excess restructuring reserves are recorded in the selling, general, and administrative line in the Condensed Consolidated Statement of Earnings.

7. Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2012	June 30, 2011
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/25/2013	$75,000	$70,000
Revolving credit facility of $150 million, due 6/16/2013	20,000	—

Private placement notes
5.04% senior notes, due 6/16/2012	50,000	50,000
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
2.62% senior notes, due 3/1/2015	50,000	—
3.04% senior notes, due 3/1/2016	50,000	—
3.04% senior notes, due 3/1/2017	50,000	—
3.04% senior notes, due 3/1/2018	50,000	—
Total long-term debt	420,000	195,000
Current portion of long-term debt	(50,000)	(50,000)
Long-term debt	$370,000	$145,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At March 31, 2012, $152.9 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at March 31, 2012, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

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

The carrying amount and estimated fair value of broadcast rights payable were $14.9 million and $14.5 million, respectively, as of March 31, 2012, and $14.0 million and $13.5 million, respectively, as of June 30, 2011. The fair value of broadcast rights payable was determined using the present value of expected future cash flows discounted at the Company's current borrowing rate.

The carrying amount and estimated fair value of long-term debt were $420.0 million and $423.7 million, respectively, as of March 31, 2012, and $195.0 million and $205.1 million, respectively, as of June 30, 2011. The fair value of long-term debt was determined using the present value of expected future cash flows using borrowing rates currently available for debt with similar terms and maturities.

9. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Nine Months
Periods Ended March 31,	2012	2011	2012	2011
(In thousands)
Pension benefits
Service cost	$2,359	$2,412	$7,077	$7,235
Interest cost	1,497	1,324	4,491	3,972
Expected return on plan assets	(2,504)	(2,172)	(7,512)	(6,516)
Prior service cost amortization	92	93	276	279
Actuarial loss amortization	401	1,167	1,203	3,500
Net periodic benefit costs	$1,845	$2,824	$5,535	$8,470

Postretirement benefits
Service cost	$113	$119	$339	$357
Interest cost	240	198	720	594
Prior service cost amortization	(134)	(184)	(402)	(552)
Actuarial loss amortization	15	—	45	—
Net periodic benefit costs	$234	$133	$702	$399

10. Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income includes net earnings and changes in prior service cost and net actuarial losses from pension and postretirement benefit plans. Total comprehensive income for the three months ended March 31, 2012 and 2011, was $21.4 million and $31.5 million, respectively. Total comprehensive income for the nine months ended March 31, 2012 and 2011, was $75.1 million and $99.1 million, respectively.

11. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Nine Months
Periods Ended March 31,	2012	2011	2012	2011
(In thousands except per share data)
Earnings from continuing operations	$21,169	$31,176	$74,390	$98,335
Basic average shares outstanding	44,800	45,594	44,882	45,550
Dilutive effect of stock options and equivalents	496	404	259	338
Diluted average shares outstanding	45,296	45,998	45,141	45,888
Earnings per share from continuing operations
Basic earnings per share	$0.47	$0.69	$1.66	$2.16
Diluted earnings per share	0.47	0.68	1.65	2.14

For the three months ended March 31, 2012 and 2011, antidilutive options excluded from the above calculations totaled 3,364,000 (with a weighted average exercise price of $45.98) and 5,947,000 (with a weighted average exercise price of $39.04), respectively. For the nine months ended March 31, 2012 and 2011, antidilutive options excluded from the above calculations totaled 4,713,000 (with a weighted average exercise price of $41.05) and 5,964,000 (with a weighted average exercise price of $39.07), respectively.

In the nine months ended March 31, 2012 and 2011, options were exercised to purchase 44,700 and 168,650 common shares, respectively.

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods Ended March 31,	2012	2011	2012	2011
(In thousands)
Revenues
National media	$267,603	$267,886	$770,530	$803,084
Local media	77,910	70,995	231,609	244,470
Total revenues	$345,513	$338,881	$1,002,139	$1,047,554

Operating profit
National media	$23,330	$48,467	$95,131	$130,297
Local media	22,654	13,281	60,867	68,558
Unallocated corporate	(7,684)	(9,399)	(24,617)	(27,811)
Income from operations	$38,300	$52,349	$131,381	$171,044

Depreciation and amortization
National media	$4,615	$3,346	$11,808	$10,035
Local media	6,299	6,109	18,463	17,853
Unallocated corporate	493	510	1,473	1,525
Total depreciation and amortization	$11,407	$9,965	$31,744	$29,413

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation is the leading media and marketing company serving American women. Meredith features multiple well-known national brands - including Better Homes and Gardens, Parents, Family Circle, Allrecipes.com, Ladies' Home Journal, Fitness, More, American Baby, EveryDay with Rachael Ray, and FamilyFun - with local television brands in fast growing markets. Meredith is the industry leader in creating content in key consumer interest areas such as home, family, food, health and wellness, and self-development. Meredith uses multiple distribution platforms - including print, television, digital, mobile, tablets, and video - to give consumers content they desire and to deliver the messages of its advertising and marketing partners. Additionally, Meredith uses its many assets to create powerful custom marketing solutions for many of the nation's top brands and companies.

Meredith operates two business segments. The national media group consists of magazine publishing, interactive media, integrated marketing, brand licensing, database-related activities, and other related operations. The local media group consists of 12 network-affiliated television stations, one radio station, related interactive media operations, and video-related operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. National media accounted for 77 percent of the Company's $1.0 billion in revenues in the first nine months of fiscal 2012 while local media revenues represented 23 percent.

NATIONAL MEDIA

Advertising revenues made up 46 percent of national media's first nine months' revenues. These revenues were generated from the sale of advertising space in the Company's magazines and websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 27 percent of national media's first nine months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands, primarily at major retailers and grocery/drug stores. The remaining 27 percent of national media's revenues came from a variety of activities that included the sale of integrated marketing products and services and books as well as brand licensing and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the vast majority of its revenues—88 percent in the first nine months of fiscal 2012—from the sale of advertising, both on the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation and programming costs.

FIRST NINE MONTHS FISCAL 2012 FINANCIAL OVERVIEW

•
Meredith completed several strategic acquisitions including the March 2012 acquisition of Allrecipes.com, Inc.; the January 2012 acquisition of FamilyFun and its related assets, including its special interest publications, as well as the Toy Hopper and other digital magazine applications; the October 2011 acquisition of EveryDay with Rachael Ray magazine and its related digital assets; and the July 2011 acquisition of EatingWell Media Group. In addition, in October 2011, Meredith invested in iris Nation Worldwide Limited (iris), a leading global marketing company.

•	In February 2012, the Company entered into a $200 million note purchase agreement. Proceeds were used for the acquisition of the stock of Allrecipes.com, Inc. and for general corporate purposes.

•
National media revenues decreased 4 percent primarily reflecting declines in magazine advertising and integrated marketing revenues. National media operating profit decreased 27 percent primarily due to restructuring charges recorded in the third quarter as discussed below and due to declines in operating profits of our integrated marketing, interactive media, and magazine operations. In addition, the national media group recorded $2.6 million in acquisition costs that were expensed in the period.

•
Local media revenues and operating profit decreased 5 percent and 11 percent, respectively. Meredith recorded $30.8 million less in political advertising revenues in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, due to the normal cyclical nature of political advertising. Partially offsetting this decline was a 6 percent increase in non-political advertising and a 3 percent decrease in operating costs.

•
In the third quarter of fiscal 2012, management committed to a performance improvement plan related primarily to business realignments that included selected workforce reductions. In connection with this plan, the Company recorded a pre-tax restructuring charge of $13.8 million. This charge includes $10.0 million for severance and benefit costs, vacated lease accruals of $2.7 million, other miscellaneous write‑downs of $1.1 million.

•	Diluted earnings per share from continuing operations decreased 23 percent to $1.65 from $2.14 in the prior-year first nine months.

ACQUISITIONS

During fiscal 2012, Meredith completed several strategic acquisitions including the March 2012 acquisition of Allrecipes.com; the January 2012 acquisition of FamilyFun and its related assets, including its special interest publications, as well as the Toy Hopper and other digital magazine applications; the October 2011 acquisition of EveryDay with Rachael Ray magazine and its related digital assets; and the July 2011 acquisition of EatingWell Media Group. Collectively, these acquisitions are referred to as the "Current Year Acquisitions." The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the condensed consolidated financial statements for further information.

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

RESULTS OF OPERATIONS

Three Months Ended March 31,	2012	2011	Change
(In thousands except per share data)
Total revenues	$345,513	$338,881	2%
Operating expenses	307,213	286,532	7%
Income from operations	$38,300	$52,349	(27)%
Earnings from continuing operations	$21,169	$31,176	(32)%
Net earnings	21,169	30,837	(31)%
Diluted earnings per share from continuing operations	0.47	0.68	(31)%
Diluted earnings per share	0.47	0.67	(30)%

Nine Months Ended March 31,	2012	2011	Change
(In thousands except per share data)
Total revenues	$1,002,139	$1,047,554	(4)%
Operating expenses	870,758	876,510	(1)%
Income from operations	$131,381	$171,044	(23)%
Earnings from continuing operations	$74,390	$98,335	(24)%
Net earnings	74,390	97,101	(23)%
Diluted earnings per share from continuing operations	1.65	2.14	(23)%
Diluted earnings per share	1.65	2.12	(22)%

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2012, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10-K for the year ended June 30, 2011.

NATIONAL MEDIA

National media operating results were as follows:

Three Months Ended March 31,	2012	2011	Change
(In thousands)
Advertising revenue	$122,977	$120,997	2%
Circulation revenue	76,331	66,453	15%
Other revenue	68,295	80,436	(15)%
Total revenues	267,603	267,886	—%
Operating expenses	(244,273)	(219,419)	11%
Operating profit	$23,330	$48,467	(52)%
Operating profit margin	8.7%	18.1%

Nine Months Ended March 31,	2012	2011	Change
(In thousands)
Advertising revenue	$354,614	$378,851	(6)%
Circulation revenue	206,822	196,130	5%
Other revenue	209,094	228,103	(8)%
Total revenues	770,530	803,084	(4)%
Operating expenses	(675,399)	(672,787)	—%
Operating profit	$95,131	$130,297	(27)%
Operating profit margin	12.3%	16.2%

In the following discussion, references to comparable results for the three months ended March 31, 2012, and the first nine months of fiscal 2012 as compared to the prior-year periods exclude the impact of the Current Year Acquisitions that occurred during fiscal 2012.

Revenues
National media advertising revenues increased 2 percent in the third quarter of fiscal 2012 and decreased 6 percent for the nine-month period. Magazine advertising revenues decreased 2 percent in the third quarter and 8 percent for the first nine months of fiscal 2012. Total advertising pages increased in the low-single digits on a percentage basis in the third quarter, while they decreased in the mid-single digits in the first nine months of fiscal 2012. On a comparable basis, magazine advertising revenues decreased 10 percent in the third quarter and 11 percent for the first nine months of fiscal 2012 as total advertising pages decreased in the high-single digits on a percentage basis in both periods. Among our core advertising categories, non-prescription drugs and media and entertainment showed strength while demand was weaker for the prescription drug and retail categories. Online advertising revenues in our interactive media operations increased 70 percent in the third quarter and 9 percent in the first nine months of fiscal 2012. On a comparable basis, online advertising revenues increased over 20 percent in the third quarter and declined 9 percent in the first nine months of fiscal 2012.

Magazine circulation revenues increased 15 percent in the third quarter and 5 percent in the first nine months of fiscal 2012. Comparable magazine circulation revenues increased 2 percent in the third quarter as both subscription and newsstand revenues increased slightly. For the nine-month period, comparable magazine circulation revenues declined 1 percent as both subscription and newsstand revenues decreased slightly.

Other revenues decreased 15 percent in the third quarter and 8 percent in the first nine months of fiscal 2012. Meredith Xcelerated Marketing (MXM) revenues were down approximately 20 percent in the third quarter. MXM revenues were down in the low teens for the first nine months of fiscal 2012. The decline in MXM revenues is primarily due to certain clients of MXM scaling back programs. While brand licensing revenues were down in the mid-single digits in the third quarter of fiscal 2012, they were flat for the nine-month period.

Operating Expenses
National media operating expenses increased 11 percent in the third quarter and were flat in the nine-month period. On a comparable basis, national media operating expenses increased 2 percent in the third quarter and decreased 4 percent in the nine-month period. Performance-based incentive accruals, paper, and postage declined in both periods primarily due to the decrease in advertising pages. The decrease in the volume of paper used was partially offset by a mid-single digit increase in average paper prices for the nine-month period. For the third quarter, average paper prices were flat. In accord with MXM's revenues, marketing production expenses also declined. While circulation expenses increased in the third quarter, they declined 1 percent for the first nine months of fiscal 2012. In addition, the Company recorded $2.6 million in acquisition cost in the first nine months of fiscal 2012, with $2.5 million of this being recorded in the third quarter.

In the third quarter of fiscal 2012, the national media group recorded $9.9 million for severance and benefit costs, vacated lease accruals of $1.6 million, the write-off of deferred subscription acquisition costs of $0.7 million, and other miscellaneous write-downs and accruals of $0.4 million. Partially offsetting these charges was a $0.6 million reversal of excess restructuring accrual previously recorded by the national media segment and a $1.0 million reduction in contingent consideration payable. These items were reported as increases and decreases, as appropriate, in selling, general, and administrative expenses.

Operating Profit
National media operating profit declined 52 percent in the third quarter of fiscal 2012 and 27 percent in the nine-month period compared with the respective prior-year periods. Comparable national media operating profit decreased 55 percent in the third quarter and 29 percent in the first nine months of fiscal 2012. The declines in operating profit were primarily due to restructuring charges and acquisition costs recorded in the third quarter as discussed above and due to declines in operating profit in our integrated marketing, interactive media, and magazine operations.

LOCAL MEDIA

Local media operating results were as follows:

Three Months Ended March 31,	2012	2011	Change
(In thousands)
Non-political advertising revenues	$66,652	$63,531	5%
Political advertising revenues	1,843	682	170%
Other revenues	9,415	6,782	39%
Total revenues	77,910	70,995	10%
Operating expenses	(55,256)	(57,714)	(4)%
Operating profit	$22,654	$13,281	71%
Operating profit margin	29.1%	18.7%

Nine Months Ended March 31,	2012	2011	Change
(In thousands)
Non-political advertising revenues	$201,311	$190,655	6%
Political advertising revenues	3,500	34,284	(90)%
Other revenues	26,798	19,531	37%
Total revenues	231,609	244,470	(5)%
Operating expenses	(170,742)	(175,912)	(3)%
Operating profit	$60,867	$68,558	(11)%
Operating profit margin	26.3%	28.0%

Revenues
Local media revenues increased 10 percent in the third quarter and declined 5 percent in the first nine months of fiscal 2012. Non-political advertising revenues grew 5 percent in the third quarter and 6 percent for the first nine months of fiscal 2012. Local non-political advertising revenues increased 6 percent in the third quarter and 5 percent for the first nine months of fiscal 2012. National non-political advertising increased 1 percent as compared to the prior-year quarter and 4 percent compared to the prior-year first nine months. Net political advertising revenues totaled $1.8 million in the third quarter and $3.5 million in the first nine months of the current fiscal year compared with $0.7 million in the prior-year third quarter and $34.3 million in the prior-year nine-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Online advertising, a small but growing percentage of non-political advertising revenues, increased almost 70 percent in the third quarter and more than 50 percent in the nine-month period as compared to the prior year.

Other revenue increased 39 percent in the third quarter and 37 percent in the first nine months of fiscal 2012 primarily reflecting Meredith's management of Peachtree TV (WPCH-TV) in Atlanta, which began in late March 2011.

Operating Expenses
Local media operating expenses decreased 4 percent in the third quarter of fiscal 2012 and 3 percent in the nine-month period primarily due to lower film amortization, bad debt, and production expenses. While legal services expenses declined in the third quarter, they increased in the nine-month period as compared to the prior year. Partially offsetting the decreases were a vacated lease accrual of $1.1 million and a severance and benefits accrual of $0.1 million recorded in the third quarter of fiscal 2012 in connection with the restructuring charges.

Operating Profit
Local media operating profit increased 71 percent in the third quarter reflecting increases in all categories of revenues and a reduction in operating expenses. Local media operating profit declined 11 percent in the first nine months compared with the prior-year period primarily reflecting lower revenues due to the cyclical nature of political advertising partially offset by growth in non-political revenues and lower operating expenses.

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

Three Months Ended March 31,	2012	2011
(In thousands)
Revenues	$77,910	$70,995
Operating profit	$22,654	$13,281
Depreciation and amortization	6,299	6,109
EBITDA	$28,953	$19,390
EBITDA margin	37.2%	27.3%

Nine Months Ended March 31,	2012	2011
(In thousands)
Revenues	$231,609	$244,470
Operating profit	$60,867	$68,558
Depreciation and amortization	18,463	17,853
EBITDA	$79,330	$86,411
EBITDA margin	34.3%	35.3%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2012	2011	Change
(In thousands)
Three Months Ended March 31,	$7,684	$9,399	(18)%
Nine Months Ended March 31,	24,617	27,811	(11)%

Unallocated corporate expenses decreased 18 percent in the third quarter and 11 percent in the first nine months of fiscal 2012. For the fiscal 2012 third quarter and nine-month period, performance-based incentive accruals, pension expense, consulting fees, medical costs, and investment spending on tablet platforms declined compared to the prior-year periods. Charitable contributions expense declined in the first nine months of fiscal 2012, but was flat in the third quarter of fiscal 2012. While building rent decreased in the third quarter, it increased in the first nine months of fiscal 2012 due to the acceleration in the first quarter of fiscal 2012 of lease expense on vacated leased properties related to a move to new space in New York.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three Months Ended March 31,	2012	2011	Change
(In thousands)
Production, distribution, and editorial	$136,454	$134,437	2%
Selling, general, and administrative	159,352	142,130	12%
Depreciation and amortization	11,407	9,965	14%
Operating expenses	$307,213	$286,532	7%

Nine Months Ended March 31,	2012	2011	Change
(In thousands)
Production, distribution, and editorial	$401,757	$414,529	(3)%
Selling, general, and administrative	437,257	432,568	1%
Depreciation and amortization	31,744	29,413	8%
Operating expenses	$870,758	$876,510	(1)%

Production, distribution, and editorial costs increased 2 percent as compared to the prior-year quarter and decreased 3 percent as compared to the prior-year first nine months. On a comparable basis, production, distribution, and editorial costs decreased 5 percent in the third quarter and 6 percent as compared to the prior-year first nine months. Declines in national media paper, postage, and marketing production costs and local media production and film amortization contributed to the reductions in both periods.

Selling, general, and administrative expenses increased 12 percent in the third quarter and 1 percent in the first nine months of fiscal 2012. Comparable selling, general, and administrative expense increased 5 percent in the third quarter and decreased 2 percent as compared to the prior-year first nine months. For both the third quarter and nine-month period, performance-based incentive accruals, pension costs, consulting fees, and medical costs declined. Charitable contributions expense declined in the first nine months of fiscal 2012, but was flat in the third quarter of fiscal 2012. While building rent decreased in the third quarter, it increased in the first nine months of fiscal 2012 due to the acceleration in the first quarter of fiscal 2012 of lease expense on vacated leased properties related to a move to new space. In addition, the Company recorded $2.6 million in acquisition costs in the first nine months of fiscal 2012, with $2.5 million of this being recorded in the third quarter. In the third quarter of fiscal 2012, the Company recorded $10.0 million for severance and benefit costs, vacated lease accruals of $2.7 million, the write-off of deferred subscription acquisition costs of $0.7 million, and other miscellaneous write-downs of $0.4 million related to business realignments. Partially offsetting these charges was a $0.6 million reversal of excess restructuring accrual previously recorded by the national media segment and a $1.0 million reduction in contingent consideration payable.

Depreciation and amortization expense increased 14 percent in the third quarter of fiscal 2012 and 8 percent in the nine-month period as compared to the prior-year periods. On a comparable basis, depreciation and amortization increased 4 percent in the third quarter and 3 percent during the first nine months of fiscal 2012. These increases are primarily due to depreciation on the leasehold improvements and fixed assets in new leased property in New York.

Income from Operations
Income from operations decreased 27 percent in the third quarter and 23 percent in the first nine months of fiscal 2012. Comparable income from operations decreased 30 percent in the third quarter and 25 percent in the first nine months of fiscal 2012. Local media operating profit showed strong growth in the third quarter. However, for the third quarter and the first nine months of fiscal 2012, operating profits were weaker in our integrated marketing, magazine, and interactive media operations. For the nine-month period, lower political revenues due to the cyclical nature of political advertising also contributed to the decline.

Net Interest Expense
Net interest expense increased to $3.3 million in the fiscal 2012 third quarter compared with $3.1 million in the comparable prior-year quarter. For the nine months ended March 31, 2012, net interest expense was $8.9 million versus $10.0 million in the comparable prior-year period. Average long-term debt outstanding was $335 million in the third quarter of fiscal 2012 and $277 million for the nine-month period compared with $230 million in the prior year third quarter and $263 million in the prior year nine-month period. The Company's approximate weighted average interest rate was 4.3 percent in the first nine months of fiscal 2012 and 5.1 percent in the first nine months of fiscal 2011.

Income Taxes
Our effective tax rate was 39.5 percent in the third quarter of fiscal 2012 and 39.3 percent in the first nine months of fiscal 2012 as compared to 36.6 percent in the third quarter of fiscal 2011 and 38.9 percent in the first nine months of fiscal 2011.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations
Earnings from continuing operations were $21.2 million ($0.47 per diluted share), a decrease of 32 percent from fiscal 2011 third quarter earnings from continuing operations of $31.2 million ($0.68 per diluted share). For the nine months ended March 31, 2012, earnings from continuing operation were $74.4 million ($1.65 per diluted share), a decrease of 24 percent from prior-year nine month earnings from continuing operations of $98.3 million ($2.14 per diluted share). Local media operating profit showed strong growth in the third quarter. However, for the third quarter and nine-month period, the declines primarily reflect weaker operating profits in our integrated marketing, magazine, and interactive media operations. For the nine-month period, lower political revenues due to the cyclical nature of political advertising also contributed to the decline.

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

Periods Ended March 31, 2011	Three Months	Nine Months
(In thousands except per share data)
Revenues	$1,850	$4,459
Costs and expenses	(2,405)	(6,482)
Loss before income taxes	(555)	(2,023)
Income taxes	216	789
Loss from discontinued operations	$(339)	$(1,234)
Loss from discontinued operations per share:
Basic	$(0.01)	$(0.03)
Diluted	(0.01)	(0.02)

Net Earnings and Earnings per Share
Net earnings were $21.2 million ($0.47 per diluted share) in the quarter ended March 31, 2012, down 31 percent from $30.8 million ($0.67 per diluted share) in the comparable prior-year quarter. For the nine months ended March 31, 2012, earnings were $74.4 million ($1.65 per diluted share), a decrease of 23 percent from prior-year nine month earnings of $97.1 million ($2.12 per diluted share). Local media operating profit showed strong growth in the third quarter. However, for the third quarter and first nine months of fiscal 2012, the declines primarily reflect weaker operating profits in our integrated marketing, magazine, and interactive media operations. For the nine-month period, lower political revenues due to the cyclical nature of political advertising also contributed to the decline. These declines were partially offset by the lack of a loss from discontinued operations in the current fiscal year. Both average basic and diluted shares outstanding decreased in the quarter and the nine-month period due to repurchases of common shares.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended March 31,	2012	2011	Change
(In thousands)
Net earnings	$74,390	$97,101	(23)%
Cash flows from operating activities	$105,638	$140,375	(25)%
Cash flows used in investing activities	(275,417)	(58,766)	369%
Cash flows provided by (used in) financing activities	166,732	(109,503)	(252)%
Net decrease in cash and cash equivalents	$(3,047)	$(27,894)	(89)%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2012, we have up to $130.0 million remaining of additional available borrowings under our revolving credit facility and up to $25.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $3.0 million in the first nine months of fiscal 2012; they decreased $27.9 million in the comparable period of fiscal 2011.

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

Cash provided by operating activities totaled $105.6 million in the first nine months of fiscal 2012 compared with $140.4 million in the first nine months of fiscal 2011. The decrease is primarily due to lower net earnings.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $275.4 million in the first nine months of fiscal 2012 from $58.8 million in the prior-year period. The increase primarily reflects increased cash used for investments in Current Year Acquisitions and an investment in iris, as well as higher spending for additions to property, plant, and equipment due to a move into new leased facilities in New York.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash provided by financing activities totaled $166.7 million in the nine months ended March 31, 2012, compared with net cash used by financing activities of $109.5 million for the nine months ended March 31, 2011. The change in cash used for financing activities is primarily due to net debt of $225.0 million being incurred in the current-year period, primarily to finance the Current Year Acquisitions, compared to a net $75.0 million debt reduction in the prior-year period. Higher dividend payments due to the increased dividend per share rate and increased purchases of Company stock partially offset the change in net debt.

Long-term Debt
At March 31, 2012, long-term debt outstanding totaled $420.0 million ($325.0 million in fixed-rate unsecured senior notes, $75.0 million under an asset-backed bank facility, and $20.0 million outstanding under a revolving credit facility). Of the senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 4.17 percent. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. As of March 31, 2012, the asset-backed bank facility had a capacity of up to $100 million. It is expected to next renew in April 2013.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At March 31, 2012, $20.0 million was outstanding under the revolving credit facility. This facility expires on June 16, 2013.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial debt covenants at March 31, 2012.

Contractual Obligations
As of March 31, 2012, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $16.6 million in the first nine months of fiscal 2012 to repurchase approximately 626,000 shares of common stock at then current market prices. We spent $9.7 million to repurchase 295,000 shares in the first nine months of fiscal 2011. We expect to continue repurchasing shares from time to time subject to market conditions. As of March 31, 2012, approximately $97.4 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Quarterly Report on Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2012.

Dividends
Dividends paid in the first nine months of fiscal 2012 totaled $45.9 million, or $1.02 per share, compared with dividend payments of $32.7 million, or 71.5 cents per share, in the first nine months of fiscal 2011.

Capital Expenditures
Investment in property, plant, and equipment totaled $30.7 million in the first nine months of fiscal 2012 compared with prior-year first nine months investment of $19.6 million. The current year investment primarily relates to leasehold improvements related to our move into new leased facilities in New York along with assets acquired in the normal course of business. Prior year investment primarily related to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended June 30, 2011. As of March 31, 2012, the Company's critical accounting policies had not changed from June 30, 2011.

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

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires that when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Effective July 1,

2011, the Company adopted this pronouncement, but was not subject to the disclosure requirements in the first nine months of fiscal 2012 due to the immateriality on the condensed consolidated statement of earnings of the acquisitions made by the Company during the period.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued a deferral of the effective date for the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other requirements of the guidance are not affected by this deferral. Thus the Company will adopt all other requirements of the guidance for our fiscal year beginning July 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, its adoption will not have an impact on the Company’s consolidated financial position or results of operations.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At March 31, 2012, Meredith had $325.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $426.9 million from $423.7 million at March 31, 2012.

At March 31, 2012, $95.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense on our variable-rate debt by $0.2 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2011.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2012.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
January 1 to January 31, 2012	1,651	$32.66	1,651	$98,652
February 1 to February 29, 2012	27,255	32.87	27,255	97,756
March 1 to March 31, 2012	9,188	35.13	9,188	97,434
Total	38,094		38,094

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

Item 6.	Exhibits

	10.1	Form of Continuing Restricted Stock Award Agreement between Meredith Corporation and the named employee.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document *

	101.SCH	XBRL Taxonomy Extension Schema Document *

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*
Furnished with this report. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 25, 2012

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.1	Form of Continuing Restricted Stock Award Agreement between Meredith Corporation and the named employee.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*
Furnished with this report. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth specific reference in such filing.

E-1