Form 10-K
period 2012-06-30
MEREDITH CORP
filed 2012-08-23
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2011, was $1,134,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2012
Common shares	35,771,147
Class B shares	8,715,877
Total common and Class B shares	44,487,024

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 2012, are incorporated by reference in Part III to the extent described therein.

	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	National Media	2
	Local Media	7
	Executive Officers of the Company	10
	Employees	11
	Other	11
	Available Information	11
	Forward Looking Statements	11
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14

	Part II
Item 5.	Market for Registrant's Common Equity, Related Shareholder
	Matters, and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	81
Item 9A.	Controls and Procedures	81
Item 9B.	Other Information	82

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	82
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions and
	Director Independence	83
Item 14.	Principal Accounting Fees and Services	84

	Part IV
Item 15.	Exhibits and Financial Statement Schedules	84

Signatures		88
Index to Attached Exhibits		E-1

Meredith Corporation and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (Form 10-K) as Meredith, the Company, we, our, and us.

PART I

ITEM 1. BUSINESS

GENERAL

Meredith Corporation is the leading media and marketing company serving American women. Meredith began in 1902 as an agricultural publisher. In 1924, the Company published the first issue of Better Homes and Gardens. The Company entered the television broadcasting business in 1948. Today Meredith engages in magazine publishing and related brand licensing, television broadcasting, digital and customer relationship marketing, digital and mobile media, and video creation operations. The Company is incorporated under the laws of the State of Iowa. Our common stock is listed on the New York Stock Exchange under the ticker symbol MDP.

The Company operates two business segments: national media and local media. The national media segment includes magazine publishing, brand licensing, digital and customer relationship marketing, digital and mobile media, database-related activities, and other related operations. The local media segment consists primarily of the operations of network-affiliated television stations, related digital and mobile media, and video creation operations. Financial information about industry segments can be found in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8-Financial Statements and Supplementary Data under Note 16.

Our national media segment includes leading national consumer media brands delivered over multiple platforms, brand licensing activities, and business-to-business marketing products and services. It focuses on the home and family market and is a leading publisher of magazines serving women. In fiscal 2012, we published in print more than twenty subscription magazines, including Better Homes and Gardens, Family Circle, Ladies' Home Journal, Parents, FamilyFun, American Baby, and EveryDay with Rachael Ray, and more than 120 special interest publications. The national media segment's extensive digital media presence now consists of 30 websites and mobile websites, 20 applications (apps), and 20 brands with recurring digital editions available on various digital platforms. The national media segment also includes: digital and customer relationship marketing, which provides specialized marketing products and services to some of America's leading companies; a large consumer database; brand licensing activities; and other related operations.

Our local media segment consists of 12 network-affiliated television stations located across the United States (U.S.) in mostly fast growing markets and a national video creation unit. The television stations consist of six CBS affiliates, three FOX affiliates, two MyNetworkTV affiliates, and one NBC affiliate. Local media digital media includes 20 websites and mobile websites and 30 apps focused on news, sports, and weather.

The Company's largest revenue source is advertising. National and local economic conditions affect the magnitude of our advertising revenues. Both national media and local media revenues and operating results can be affected by changes in the demand for advertising and consumer demand for our products. Magazine circulation revenues are generally affected by national and regional economic conditions and competition from other forms of media. Television advertising is seasonal and cyclical to some extent, traditionally generating higher revenues in the second and fourth fiscal quarters and during key political contests and major sporting events.

BUSINESS DEVELOPMENTS

In July 2011, Meredith acquired the EatingWell Media Group (EatingWell), a multichannel brand focused on healthy eating. The EatingWell portfolio includes the award-winning bi-monthly magazine, a content-rich website, a robust content licensing and custom marketing program, the Healthy-in-a-Hurry mobile recipe app, and a series of high-quality food and nutrition-related books and cookbooks. In January 2012, Meredith raised the magazine's rate base from 350,000 to 500,000.

In October 2011, Meredith invested in iris Nation Worldwide Limited (iris), a leading global marketing services company. At the same time, we announced the creation of the Meredith-iris Global Network to serve the increasing global needs of our domestic clients and to open doors to international clients.

In October 2011, the Company acquired EveryDay with Rachael Ray magazine and its related digital assets. The magazine is published 10 times annually with a 7.4 million audience and a 1.7 million rate base. In addition, Meredith announced it had finalized a 10-year licensing agreement with Watch Entertainment, Inc. for the award-winning brand. The first issue of EveryDay with Rachael Ray published under the Meredith banner was February 2012, which was available on newsstands in early January.

In January 2012, Meredith completed the acquisition of FamilyFun. The acquisition included the highly popular magazine, with an audience of 6 million and rate base of 2.1 million, and its related assets, including its special interest publications, as well as the Toy Hopper and other digital magazine apps. FamilyFun targets moms with a special focus on family activities such as cooking, crafts, celebrations, and travel.

In March 2012, Meredith completed the acquisition of Allrecipes.com, Inc. (Allrecipes.com), the world's largest digital food brand. The acquisition of Allrecipes.com places Meredith first in comScore, Inc.'s (comScore) Food Community rankings, and more than doubles the audience for the Meredith Women's Network.

With these acquisitions, Meredith can now offer advertisers and marketers access to more than 100 million unduplicated American women across all media platforms.

In May 2012, the Company acquired ShopNation Inc. (ShopNation), an e-commerce technology company based in Los Angeles that owns proprietary technology that aggregates and organizes relevant data and images from retailer websites in specific product categories.

In June 2012, Meredith announced the offering of digital editions of our most popular magazines including Family Circle, EveryDay with Rachael Ray, Ladies' Home Journal, and More on Google Play. Google Play is one of several digital newsstands that give consumers the ability to purchase magazines for tablet devices. Meredith is rapidly expanding and optimizing our mobile offerings to deliver valuable, relevant experiences for women across smartphones and tablets. In fiscal 2012, Meredith launched a variety of new digital products, including tablet editions of most of our national brands, and rapidly expanded our mobile platforms in both businesses. Meredith currently has 20 brands available in tablet forms across all the major platforms, and approximately 50 mobile apps.

DESCRIPTION OF BUSINESS

National Media

National media represented 77 percent of Meredith's consolidated revenues in fiscal 2012. Better Homes and Gardens magazine, our flagship brand, continues to account for a significant percentage of revenues and operating profit of the national media segment and the Company.

Magazines
Information for our major magazine titles as of June 30, 2012, follows:

Title	Description	Frequency per Year	Year-end Rate Base	(1)

Better Homes and Gardens	Women's service	12	7,600,000
Family Circle	Women's service	12	4,000,000
Ladies' Home Journal	Women's service	11	3,200,000
Parents	Parenthood	12	2,200,000
FamilyFun	Parenthood	10	2,100,000
American Baby	Parenthood	12	2,000,000
EveryDay with Rachael Ray	Women's lifestyle and food	10	1,700,000
Fitness	Women's lifestyle	10	1,500,000
More	Women's lifestyle (age 40+)	10	1,300,000
Midwest Living	Travel and lifestyle	6	950,000
Ser Padres	Hispanic parenthood	8	850,000
Traditional Home	Home decorating	8	850,000
Siempre Mujer	Hispanic women's lifestyle	6	550,000
EatingWell	Women's lifestyle and food	6	500,000
Wood	Woodworking	7	475,000
Successful Farming	Farming business	13	420,000

(1)
Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and for most of the Company's titles is tracked by the Audit Bureau of Circulations, which issues periodic statements for audited magazines.

In addition to these major magazines titles, we published approximately 120 special interest publications under approximately 75 titles in fiscal 2012, primarily under the Better Homes and Gardens brand. The titles are issued from one to eight times annually and sold primarily on newsstands. A limited number of subscriptions are also sold to certain special interest publications. The following titles were published quarterly or more frequently: American Patchwork & Quilting, Country Gardens, Diabetic Living, Do It Yourself, Kitchen and Bath Ideas, Quilts & More, Renovation Style, and Scrapbooks etc.

Magazine Advertising—Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith's larger magazines offer regional and demographic editions that contain similar editorial content but allow advertisers to customize messages to specific markets or audiences. The Company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted pages). Most of the national media segment's advertising revenues are derived from run-of-press display advertising. Meredith also possesses a strategic marketing unit, Meredith 360°, which provides clients and their agencies with access to the full range of media products and services Meredith has to offer, including many media platforms. Our team of creative and marketing experts delivers innovative solutions across multiple media channels that meet each client's unique advertising and promotional requirements.

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

Meredith Interactive Media
National media's 30 websites provide ideas and inspiration. These branded websites focus on the topics that women care about most—food, home, and entertaining, and meeting the needs of moms—and on delivering powerful content geared toward lifestyle topics such as health, beauty, style, and wellness.

Meredith completed the acquisition of Allrecipes.com, the world's largest digital food brand in fiscal 2012. The acquisition of Allrecipes.com places Meredith first in comScore's Food Community rankings, and more than doubles the audience for the Meredith Women's Network.

Driven primarily by the acquisition of Allrecipes.com, fiscal 2012 fourth quarter unique visitors and page views more than doubled from the prior-year quarter. National media now has 20 apps focused on food, parenthood, and health. These apps had more than 5 million downloads in fiscal 2012. Also during fiscal 2012, Meredith tripled our magazine subscriptions generated online to a record 3.2 million. This represents about a quarter of our total annual subscription orders.

During fiscal 2012, we also rapidly expanded our tablet platforms. Our national brands have more than 350,000 tablet customers interacting with 20 of our brands across the six major digital newsstands. This includes our recent launch on Google Play, and a new unlimited offer with Next Issue Media that includes Better Homes and Gardens, Parents, and Fitness.

Other Sources of Revenues
Other revenues are derived from digital and customer relationship marketing, other custom publishing projects, brand licensing agreements, ancillary products and services, book sales, and licensing agreements.

Meredith Xcelerated Marketing—Meredith Xcelerated Marketing (MXM) is a digital and customer relationship marketing agency with the proven ability to create measurable programs that are focused on building customer engagement for corporate clients through the use of content and innovation. Its revenue is independent of advertising and circulation, though sometimes its services are sold as part of larger programs that include advertising components. In fiscal 2012, major clients included Kraft, Nestlé, Lowe's, Honda, Chrysler, and State Farm.

MXM's heritage lies in its more than 40 years of experience in creating custom content programs and customer relationship marketing platforms. Over the last several years, we set in motion a plan to transform MXM from a pure custom publisher into a marketing services agency, expanding MXM's marketing capabilities to digital, social media, database analytics, healthcare, and mobile media.

Today, MXM provides clients with in-depth knowledge, resources, and expertise in core areas including loyalty, consumer research, database management and analytics, mobile, campaign management, social, and digital. MXM uses these capabilities together with its top-notch editorial talent to create content that is relevant, measurable, and on-target.

MXM possesses six offices in the U.S.: New York; Los Angeles; Detroit; Des Moines; Arlington, VA; and Dallas. In fiscal 2012, Meredith invested in the global marketing company iris, which is based in London and has offices throughout the world. As part of this investment, Meredith created the Meredith-iris Global Network, serving the increasing global needs of MXM's domestic clients while also opening the doors to new clients in the European and Asia-Pacific markets.

Brand Licensing—Brand licensing consists of the licensing of various proprietary trademarks in connection with retail programs conducted through a number of retailers and manufacturers, and multiple licensing agreements that extend several of Meredith's brands internationally.

Our Better Homes and Gardens brand licensing program continues to grow at Wal-Mart Stores, Inc. (Walmart). Currently there are more than 3,000 SKUs of Better Homes and Gardens branded products available at Walmart stores across the U.S. During fiscal 2012, Meredith extended this licensing agreement with Walmart through 2016.

We continued to expand our international reach through international licensing agreements. During fiscal 2012, Meredith began a licensing relationship with Vienna-based Liquid 7, the digital content division of Atlantic Group, to launch Sunny 7, an online network aimed at adult women. Sunny 7 integrates content from Meredith brands such as Better Homes and Gardens, Parents, Fitness, and Family Circle across digital and social media. Meredith also entered into license arrangements for Parents and Better Homes and Gardens in the Gulf States markets of Saudi Arabia, United Arab Emirates, Qatar, Kuwait, Bahrain, and Oman, as well as for Diabetic Living in Greece and Hungary. Meredith's titles are currently distributed in nearly 60 countries - including more than 25 licensed local editions in countries such as Australia, Canada, China, Indonesia, Italy, and Turkey.

Other licensing activities include a long-term agreement to license the Better Homes and Gardens brand to Realogy Corporation, which continues to build a residential real estate franchise system based on the Better Homes and Gardens brand; a licensing agreement with Universal Furniture International, which includes a full line of wooden and upholstered furniture for living rooms, bedrooms, and dining rooms; and a partnership with Five Star Mattress for a Better Homes and Gardens mattress collection.

The Company continues to pursue brand extensions that will serve consumers and advertisers alike and also extend and strengthen the reach and vitality of our brands.

Meredith Books—John Wiley & Sons, Inc. (Wiley) has exclusive global rights to publish and distribute books based on Meredith's consumer-leading brands, including the powerful Better Homes and Gardens imprint. Meredith creates book content and retains all approval and content rights. Wiley is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management. Wiley pays Meredith royalties based on net sales subject to a guaranteed minimum. Separate from Wiley, Meredith publishes and promotes books under licensed trademarks including The Home Depot®.

Production and Delivery
Paper, printing, and postage costs accounted for 35 percent of the national media segment's fiscal 2012 operating expenses.

Coated publication paper is the major raw material essential to the national media segment. We directly purchase all of the paper for our magazine production and our custom publishing business and a majority of the paper for book production. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements. The price of paper is driven by overall market conditions and is therefore difficult to predict. Paper prices declined in fiscal 2010. In fiscal 2011, average paper prices increased 3 percent. In fiscal 2012, average paper prices increased 3 percent as compared to fiscal 2011 paper prices. Management anticipates paper prices will rise in the low to mid-single digits during fiscal 2013 and that fiscal 2013 average paper prices will be down in the low-single digits compared to fiscal 2012.

Meredith has printing contracts with several major domestic printers for our magazines. The Company has a contract with a major U.S. printer for the majority of our book titles.

Postage is a significant expense of the national media segment. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies that leverage work-sharing opportunities offered within the postal rate structure. Periodical postage accounts for approximately 75 percent of Meredith's postage costs, while other mail items—direct mail, replies, and bills—account for approximately 25 percent. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates periodically. Though prices and price increases for various USPS products vary, overall average price increases are capped by law at the rate of inflation as measured by the Consumer Price Index, which was 2.1 percent. Prices have risen in six of the last seven years for Meredith, including fiscal 2012. There was no increase in fiscal 2010.

Meredith continues to work solely and with others to encourage and help the USPS find and implement efficiencies to contain rate increases. We cannot, however, predict future changes in the postal rates or the impact they will have on our national media business.

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

Local Media

Local media represented 23 percent of Meredith's consolidated revenues in fiscal 2012. Certain information about the Company's television stations at June 30, 2012, follows:

Station, Market	DMA National Rank (1)	Network Affiliation	Channel	Expiration Date of FCC License	Average Audience Share (2)

WGCL-TV	9	CBS	46	4-1-2005 (3)	5.0%
Atlanta, GA

KPHO-TV	13	CBS	5	10-1-2006 (3)	5.8%
Phoenix, AZ

KPTV	22	FOX	12	2-1-2007 (3)	6.4%
Portland, OR

KPDX-TV	22	MyNetworkTV	49	2-1-2007 (3)	2.2%
Portland, OR

WSMV-TV	29	NBC	4	8-1-2005 (3)	9.1%
Nashville, TN

WFSB-TV	30	CBS	3	4-1-2007 (3)	10.7%
Hartford, CT
New Haven, CT

KCTV	31	CBS	5	2-1-2006 (3)	9.9%
Kansas City, MO

KSMO-TV	31	MyNetworkTV	62	2-1-2006 (3)	1.2%
Kansas City, MO

WHNS-TV	37	FOX	21	12-1-2004 (3)	5.5%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

KVVU-TV	40	FOX	5	10-1-2006 (3)	6.0%
Las Vegas, NV

WNEM-TV	68	CBS	5	10-1-2005 (3)	14.9%
Flint, MI
Saginaw, MI
Bay City, MI

WSHM-LP	114	CBS	3	4-1-2007 (3)	7.2%
Springfield, MA
Holyoke, MA

(1)	Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2011-2012 DMA ranking.

(2)
Average audience share represents the estimated percentage of households using television tuned to the station in the DMA. The percentages shown reflect the average total day shares (6:00 a.m. to 2:00 a.m.) for the November 2011, February 2012, and May 2012 measurement periods.

(3)
Renewal application pending. Under FCC rules, a license is automatically extended pending FCC processing and granting of the renewal application. We have no reason to believe that these licenses will not be renewed by the FCC.

Operations
The principal sources of the local media segment's revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of our television signal to satellite and cable systems; 4) advertising on the stations' websites; 5) station operation management fees; and 6) payments by advertisers for other services, such as the production of advertising materials.

The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of in-market broadcasters, audience share, and audience demographics. The larger a station's share in any particular daypart, the more leverage a station has in setting advertising rates. Generally, as the market fluctuates with supply and demand, so does a station's advertising rates. Most national advertising is sold by independent representative firms. The sales staff at each station generates local/regional advertising revenues.

Typically 30 to 40 percent of a market's television advertising revenue is generated by local newscasts. Station personnel are continually working to grow their news ratings, which in turn will augment revenues. The Company broadcasts local newscasts in high definition in six of our markets and in wide screen format in our other four markets.

The national network affiliations of Meredith's 12 television stations also influence advertising rates. Generally, a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs. Network-affiliated stations generally pay networks for certain programming and services such as professional football and news services. The Company's Fox affiliates also pay the Fox network for additional advertising spots during prime-time programming.

The Company recently renewed our affiliation agreements for four of our six CBS affiliates. We are currently in negotiations to renew our three Fox affiliation agreements, which expired at the end of June 2012, but have been extended to August 31, 2012. Programming fees paid to CBS will increase significantly beginning in fiscal 2013. We also expect programming fees paid to Fox to increase beginning in fiscal 2013. These payments are in essence a portion of the retransmission fees that Meredith receives from cable, satellite, and telecommunications firms, which pay Meredith to carry its local television programming in their markets.

Beyond fiscal 2013, the affiliation agreement for our NBC affiliate expires at the end of December 2013. Our two MyNetworkTV affiliation agreements expire in September 2014. The affiliation agreements for our CBS affiliates have expiration dates that range from April 2016 to August 2017. While Meredith's relations with the networks historically have been very good, the Company can make no assurances they will remain so over time.

We also generate revenue from cable, satellite and internet-based television service providers who pay Meredith for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We refer to such revenue as retransmission revenue. In fiscal 2013, a majority of Meredith's retransmission agreements expire and Meredith expects to significantly increase the amount of retransmission fees it generates as it renews these agreements.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, mobile applications, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Several of our stations are broadcasting a second programming stream on their digital channel. Our Las Vegas, Phoenix, and Hartford stations currently broadcast a weather channel, Flint-Saginaw has a MyNetworkTV affiliate, and Kansas City added Bounce TV, a network with African American focused programming.

The costs of television programming are significant. There are two principal programming costs for Meredith: locally produced programming, including local news; and purchased syndicated programming. The Company continues to increase our locally produced news and entertainment programming to control content and costs and to attract advertisers. Syndicated programming costs are based largely on demand from stations in the market and can fluctuate significantly.

Meredith Video Studios (MVS) produces our daily lifestyle television show - Better - which continues to expand its reach, and will be seen in more than 150 markets nationwide covering about 80 percent of U.S. television households.

Further, MVS is a development, production, and multiplatform distribution company that produces video for use by Meredith's television stations and our local and national media websites, and is producing custom video for clients as well. Better.tv supports the Better shows, with video information on topics including food, family, home, style, entertainment, fitness, and health. Sponsorship opportunities include video billboards, product integration, channel sponsorships, and custom videos.

Competition
Meredith's television stations compete directly for advertising dollars and programming in their respective markets with other local television stations, radio stations, and cable television providers. Other mass media providers such as newspapers and their websites are also competitors. Advertisers compare market share, audience demographics, and advertising rates, and take into account audience acceptance of a station's programming, whether local, network, or syndicated.

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

The FCC has, on occasion, changed the rules related to local ownership of media assets, including rules relating to the ownership of one or more television stations in a market. The FCC's media ownership rules are subject to further review by the FCC, various court appeals, petitions for reconsideration before the FCC, and possible actions by Congress. We cannot predict the impact of any of these developments on our business.

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

The FCC has enacted a proposed plan, called the National Broadband Plan, to increase the amount of spectrum available in the United States for wireless broadband use. In furtherance of the National Broadband Plan, Congress has enacted and the President has signed into law new legislation authorizing the FCC to conduct a “reverse auction” for which television broadcast licensees could submit bids to receive compensation in return for relinquishing all or a portion of their rights in the television spectrum of their full service and/or Class A stations. Under the new law, the FCC may hold one reverse auction, and another auction for the newly freed spectrum. The FCC must complete both auctions by 2022.

Even if a television licensee does not participate in the reverse auction, the results of the auction could materially impact a station's operations. The FCC has the authority to force a television station to change channels and/or modify its coverage area to allow the FCC to rededicate certain channels within the television band for wireless broadband use. We cannot predict whether or how this will affect the Company or its television stations.

In addition to the National Broadband Plan, Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations, and policies regarding a wide variety of other matters that also could affect, directly or indirectly, the operation, ownership transferability, and profitability of the Company's broadcast stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these could include spectrum usage fees, regulation of political advertising rates, restrictions on the advertising of certain products (such as alcoholic beverages), program content restrictions, and ownership rule changes.

Other matters that could potentially affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry for viewers or advertisers, such as home video recording devices and players, satellite radio and television services, cable television systems, newspapers, outdoor advertising, and Internet delivered video programming services.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one year terms each November. The current executive officers of the Company are:

Stephen M. Lacy—Chairman, President, and Chief Executive Officer and a director of the Company since 2004. Formerly President and Chief Executive Officer (2006 - 2010). Age 58.

Thomas H. Harty—President-National Media Group. Formerly President-Consumer Magazines (2009 - 2010) and Vice President-Magazine Group (2004 - 2009). Age 49.

Paul A. Karpowicz—President-Local Media Group (2005 - present). Age 59.

Joseph H. Ceryanec—Vice President-Chief Financial Officer (2008 - present). Prior to joining Meredith, Mr. Ceryanec served as President, Central Region for PAETEC Corporation (February 2008 - October 2008). Prior to PAETEC's acquisition of McLeodUSA, Mr. Ceryanec served as McLeodUSA's Group Vice President, Chief Financial Officer from 2005 to 2008. Age 51.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006 - present). Age 53.

EMPLOYEES

As of June 30, 2012, the Company had approximately 3,300 full-time and 110 part-time employees. Only a small percentage of our workforce is unionized. We consider relations with our employees to be good.

OTHER

Name recognition and the public image of the Company's trademarks (e.g., Better Homes and Gardens and Parents) and television station call letters are vital to the success of our ongoing operations and to the introduction of new business. The Company protects our brands by aggressively defending our trademarks and call letters.

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

AVAILABLE INFORMATION

The Company's corporate website is meredith.com. The content of our website is not incorporated by reference into this Form 10-K. Meredith makes available free of charge through our website our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after such documents are electronically filed with or furnished to the SEC. Meredith also makes available on our website our corporate governance information including charters of all of our Board Committees, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, our Code of Ethics for CEO and Senior Financial Officers, and our Bylaws. Copies of such documents are also available free of charge upon written request.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections titled Item 1-Business, Item 1A-Risk Factors, and Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our SEC filings and elsewhere. By their nature, forward-looking statements involve risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such factors include, but are not limited to, those items described in Item 1A-Risk Factors below, those identified elsewhere in this document, and other risks and factors identified from time to time in our SEC filings. We have tried, where possible, to identify such statements by using words such as believe, expect, intend, estimate, may, anticipate, will, likely, project, plan, and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates, and assumptions regarding future events and are applicable only as of the dates of such statements. Readers are cautioned not to place undue reliance on such forward-looking statements that are part of this filing; actual results may differ materially from those currently anticipated. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1A. RISK FACTORS

In addition to the other information contained or incorporated by reference into this Form 10-K, investors should consider carefully the following risk factors when investing in our securities. In addition to the risks described below, there may be additional risks that we have not yet perceived or that we currently believe are immaterial.

Advertising represents the largest portion of our revenues. In fiscal 2012, 56 percent of our revenues were derived from advertising. Advertising constitutes almost half of our national media revenues and almost 90 percent of our local media revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, for example the Internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising or suppress advertising rates.

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

Circulation revenues represent a significant portion of our revenues. Magazine circulation is another significant source of revenue, representing 21 percent of total revenues and 27 percent of national media revenues. Preserving circulation is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase.

Client relationships are important to our brand licensing and consumer relationship marketing businesses. Our ability to maintain existing client relationships and generate new clients depends significantly on the quality of our products and services, our reputation, and the continuity of Company and client personnel. Dissatisfaction with our products and services, damage to our reputation, or changes in key personnel could result in a loss of business.

Paper and postage prices may be difficult to predict or control. Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2012, these expenses accounted for 26 percent of national media's operating costs. Paper is a commodity and its price has been subject to significant volatility. All of our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts and multi-year contracts. The USPS distributes substantially all of our magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

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

Our local media operations are subject to FCC regulation. Our broadcasting stations operate under licenses granted by the FCC. The FCC regulates many aspects of television station operations including employment practices, political advertising, indecency and obscenity, programming, signal carriage, and various technical matters. Violations of these regulations could result in penalties and fines. Changes in these regulations could impact the results of our operations. The FCC also regulates the ownership of television stations. Changes in the ownership rules could affect our ability to consummate future transactions. Details regarding regulation and its impact on our local media operations are provided in Item 1-Business beginning on page 9.

Loss of or changes in affiliation agreements could adversely affect operating results for our local media segment. Our broadcast television station business owns and operates 12 television stations. Six are affiliated with CBS, three with Fox, two with MyNetworkTV, and one with NBC. These television networks produce and distribute programming in exchange for each of our stations' commitment to air the programming at specified times and for commercial announcement time during the programming. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues. The Company recently renewed our affiliation agreements for four of our six CBS affiliates. The expiration dates for our CBS affiliation agreements have expiration dates that range from April 2016 to August 2017. We are currently in negotiations to renew our three Fox affiliation agreements, which expired at the end of June 2012, but have been extended to August 31, 2012. The affiliation agreement for our NBC affiliate expires at the end of December 2013. Our two MyNetworkTV affiliation agreements expire in September 2014. In conjunction with these renegotiations, the television networks are seeking arrangements with their affiliates to change the structure of network compensation, including seeking payment from affiliates for the network’s programming. Programming fees paid to CBS will increase significantly beginning in fiscal 2013. We also expect programming fees paid to Fox to increase beginning in fiscal 2013.

Acquisitions pose inherent financial and other risks and challenges. As a part of our strategic plan, we have acquired businesses and we expect to continue acquiring businesses in the future. These acquisitions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability. Such risks and challenges include underperformance relative to our expectations and the price paid for the acquisition; unanticipated demands on our management and operational resources; difficulty in integrating personnel, operations, and systems; retention of customers of the combined businesses; assumption of contingent liabilities; and acquisition-related earnings charges. If our acquisitions are not successful, we may record unexpected impairment charges. Our ability to continue to make acquisitions will depend upon our success at identifying suitable targets, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities and potential profitability, as well as the availability of suitable candidates at acceptable prices, and whether restrictions are imposed by regulations. Moreover, competition for certain types of acquisitions is significant, particularly in the field of interactive media. Even if successfully negotiated, closed, and integrated, certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets.

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

We have two classes of stock with different voting rights. We have two classes of stock: common stock and Class B stock. Holders of common stock are entitled to one vote per share and account for approximately 30 percent of the voting power. Holders of Class B stock are entitled to ten votes per share and account for the remaining 70 percent of the voting power. There are restrictions on who can own Class B stock. The majority of Class B shares are held by members of Meredith's founding family. Control by a limited number of holders may make the Company a less attractive takeover target, which could adversely affect the market price of our common stock. This voting control also prevents other shareholders from exercising significant influence over certain of the Company's business decisions.

The preceding risk factors should not be construed as a complete list of factors that may affect our future operations and financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Meredith is headquartered in Des Moines, IA. The Company owns buildings at 1716 and 1615 Locust Street and is the sole occupant of these buildings. The Company believes these facilities are adequate for their intended use.

The national media segment operates mainly from the Des Moines offices and from a leased facility in New York, NY. The New York facility is used primarily as advertising sales offices for all Meredith magazines and as headquarters for Family Circle, Ladies' Home Journal, Parents, FamilyFun, American Baby, EveryDay with Rachael Ray, Fitness, More, and Siempre Mujer properties. Allrecipes.com operates out of leased space in Seattle, WA. We have also entered into leases for magazine editorial offices, customer relationship marketing operations, and national media sales offices in the states of California, Illinois, Massachusetts, Michigan, Texas, Vermont, and Virginia. The Company believes these facilities are sufficient to meet our current and expected future requirements.

The local media segment operates from facilities in the following locations: Atlanta, GA; Phoenix, AZ; Beaverton, OR; Rocky Hill, CT; Nashville, TN; Fairway, KS; Greenville, SC; Henderson, NV; Springfield, MA; Saginaw, MI; and New York, NY. The Company believes these properties are adequate for their intended use. The properties in Springfield and New York are leased, while the other properties are owned by the Company. Each of the broadcast stations also maintains one or more owned or leased transmitter sites.

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

	High	Low	Dividends
Fiscal 2012
First Quarter	$32.10	$21.16	$0.2550
Second Quarter	33.14	21.10	0.3825
Third Quarter	35.00	30.52	0.3825
Fourth Quarter	32.98	26.89	0.3825

	High	Low	Dividends
Fiscal 2011
First Quarter	$34.26	$28.92	$0.2300
Second Quarter	36.15	32.61	0.2300
Third Quarter	37.51	33.00	0.2550
Fourth Quarter	36.10	29.38	0.2550

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased our dividend in each of the last 19 years. It is currently anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2012, there were approximately 1,275 holders of record of the Company's common stock and 650 holders of record of Class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock during the period July 1, 2007, to June 30, 2012, with the Standard and Poor's (S&P) MidCap 400 Index and with a peer group of companies engaged in multimedia businesses primarily with publishing and/or television broadcasting in common with the Company. The peer group was revised this fiscal year to include Martha Stewart Living Omnimedia, Inc. and remove The McGraw-Hill Companies, Inc. The graph includes both the revised peer group (New Peer Group) and the peer group used in prior years (Old Peer Group).

The S&P MidCap 400 Index is comprised of 400 mid-sized U.S. companies with a market cap in the range of $1.0 billion to $4.4 billion in the financial, information technology, industrial, and consumer discretionary industries covering approximately 7 percent of the U.S. equities market and is weighted by market capitalization. The New Peer Group selected by the Company for comparison, which is also weighted by market capitalization, is comprised of Belo Corp.; Gannett Co., Inc.; Martha Stewart Living Omnimedia, Inc.; Media General, Inc.; The E.W. Scripps Company; and The Washington Post Company. The Old Peer Group, which is also weighted by market capitalization, is comprised of Belo Corp.; Gannett Co., Inc.; The McGraw-Hill Companies, Inc.; Media General, Inc.; The E.W. Scripps Company; and The Washington Post Company. The McGraw-Hill Companies, Inc. was removed from the New Peer Group as it is no longer in the same lines of business as the Company.

The graph depicts the results for investing $100 in the Company's common stock, the S&P MidCap 400 Index, the New Peer Group, and the Old Peer Group at closing prices on June 30, 2007, assuming dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended June 30, 2012.

Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under the programs
				(in thousands)
April 1 to April 30, 2012	74,879	$29.97	74,879	$95,189
May 1 to May 31, 2012	192,156	28.80	192,156	89,656
June 1 to June 30, 2012	83,300	30.24	83,300	87,137
Total	350,335	29.39	350,335

1
The number of shares purchased includes 938 shares in April 2012 and 10,308 shares in May 2012 delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

In May 2008, the Board of Directors authorized the repurchase of up to 2.0 million additional shares of the Company's stock through public and private transactions. In November 2011, repurchases under this authorization were completed.

In October 2011, the Board of Directors authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions.

For more information on the Company's share repurchase program, see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share Repurchase Program" on page 35.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the fiscal years 2008 through 2012 is contained under the heading "Five-Year Financial History with Selected Financial Data" beginning on page 80 and is derived from consolidated financial statements for those years. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

MD&A should be read in conjunction with the other sections of this Form 10-K, including Item 1-Business, Item 6-Selected Financial Data, and Item 8-Financial Statements and Supplementary Data. MD&A contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by many risks and uncertainties including the uncertainties and risk factors described throughout this filing, particularly in Item 1A-Risk Factors.

EXECUTIVE OVERVIEW

Meredith Corporation is the leading media and marketing company serving American women. Meredith features multiple well-known national brands—including Better Homes and Gardens, Parents, Family Circle, Allrecipes.com, Ladies' Home Journal, Fitness, More, American Baby, EveryDay with Rachael Ray, and FamilyFun—with local television brands in fast growing markets such as Atlanta, Phoenix, and Portland. Meredith is the industry leader in creating content in key consumer interest areas such as home, family, food, health and wellness, and self-development. Meredith uses multiple distribution platforms—including print, television, digital, mobile, tablets, and video—to give consumers content they desire and to deliver the messages of our advertising and marketing partners. Additionally, Meredith uses our many assets to create powerful custom marketing solutions for many of the nation's top brands and companies.

Meredith operates two business segments. The national media segment consists of magazine publishing, digital and mobile media, digital and customer relationship marketing, brand licensing, database-related activities, and other related operations. The local media segment consists of 12 network-affiliated television stations, related digital and mobile media, and video creation operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2012, the national media segment accounted for 77 percent of the Company's $1.4 billion in revenues while local media segment revenues contributed 23 percent.

In fiscal 2012, Meredith executed a series of well-defined strategic initiatives designed to generate growth in revenues, operating profit, and cash flow - with an overall goal of increasing shareholder value over time. These initiatives included:

•
Implementation of a total shareholder return strategy. Key elements of the strategy include: (1) a current annual dividend of $1.53 per share, (2) a $100 million share repurchase program, and (3) ongoing strategic investments to scale the business and increase shareholder value over time.

•
Acquisition of Allrecipes.com, doubling Meredith's digital audience and revenues. The acquisition makes Meredith the No. 1 digital food media company, and moves it into the Top 3 in the digital women's lifestyle category, according to data from comScore.

•
Launch of tablet editions and mobile platforms. Meredith has 20 national brands available across the iPad, NOOK Tablet/NOOK Color, Kindle Fire, Samsung Galaxy, and Google Play platforms. National media now has 20 apps focused on food, parenthood, and health. Local media has 30 apps focused on news, sports, and weather.

•
Purchases of the EatingWell, EveryDay with Rachael Ray, and FamilyFun brands. These acquisitions helped increase Meredith's share of the U.S. magazine industry advertising revenues to 11.8 percent, according to the most recent data from Publishers Information Bureau.

•
Extension of Meredith's very successful brand licensing arrangement with Walmart for the Better Homes and Gardens line of products through 2016. There are currently more than 3,000 SKUs of Better Homes and Gardens branded products available at Walmart stores across the United States.

•	Expansion and monetization of local media video content through an increase in local news programming, along with more national video content creation.

In addition, consumer engagement strengthened across Meredith's media platforms in fiscal 2012. Magazine readership rose to a record 116 million. Meredith's local television station group delivered strong ratings in the important sweeps periods. Also, unique visitors per month to Company websites approximately doubled in fiscal 2012 to reach a record high.

Fiscal 2012 was a year of significant achievements. However there were challenges as well. Total national media advertising revenues decreased. Prescription drug advertising continued to be the biggest factor, accounting for half of the declines. MXM revenues also declined.

To address these challenges, Meredith has initiated a multi-faceted improvement strategy that includes:

•
Increasing our emphasis on the important food category. Today Meredith is the clear No. 1 player in print with approximately 20 percent of monthly magazine food advertising pages. With Allrecipes.com's leadership position in digital food advertising, Meredith can now offer clients unmatched reach to American women in grocery aisles. Additionally, Meredith is ramping up initiatives to increase share in other fast-growing advertising categories such as beauty, retail, financial, and automotive.

•
Introduction of the Meredith Sales Guarantee. This innovative program provides clients proof that advertising in Meredith titles increases retail sales. Currently, more than a dozen brands are participating in the program including ones from Johnson & Johnson, Kimberly-Clark, and Tyson Foods.

•
Strengthening our focus on bringing all of Meredith's media assets to bear to deliver more comprehensive programs for our clients. This includes print, digital, video, social, mobile, research, and consumer insights.

•
At MXM, Meredith lowered its cost structure, bolstered its senior leadership team, and is putting increased emphasis on its chief competitive strength of delivering branded content, mobile, social, and strategic analytics.

Meredith has a strong commitment to our shareholders, and a history of returning a meaningful portion of our cash flow from operating activities to our investors in the form of dividends and share repurchases. Going forward, Meredith is focused on four key strategic initiatives designed to accelerate revenue growth and increase operating profit margins and cash flow over time. These include:

•Growing the connection between Meredith's brands and consumers,
•Aggressive expansion of the Company's digital activities,
•Strengthening Meredith's core magazine and television businesses, and
•Extending Meredith's key brands and editorial capabilities to new products and services.

NATIONAL MEDIA

Advertising revenues made up 46 percent of fiscal 2012 national media revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 27 percent of fiscal 2012 national media revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets. In the short term, subscription revenues, which accounted for 78 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. A key factor in our subscription success is our industry-leading database. It contains approximately 100 million entries that include information on about three-quarters of American homeowners, providing an average of 800 data points for each name. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 27 percent of national media revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. MXM offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers, both in printed and digital forms. These revenues are generally affected by changes in the level of economic activity in the U.S. including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented 35 percent of the segment's operating expenses in fiscal 2012. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The printing of our publications is outsourced. We typically have multi-year contracts for the printing of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS increased rates most recently in January 2012. At this time, the USPS has not proposed any future rate increases. Meredith works with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases.

Employee compensation, which includes benefits expense, represented 26 percent of national media's operating expenses in fiscal 2012. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. The remaining 39 percent of fiscal 2012 national media expenses included costs for magazine newsstand and book distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

LOCAL MEDIA

Local media derives the majority of its revenues—88 percent in fiscal 2012—from the sale of advertising both over the air and on our stations' websites. The remainder comes from television retransmission fees, television production services, and other services.

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

Local media's major expense categories are employee compensation and depreciation and amortization. Employee compensation represented 52 percent of local media's operating expenses in fiscal 2012, and is affected by the same factors noted for national media. Depreciation and amortization represented 11 percent of this segment's fiscal 2012 expenses. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 37 percent of local media's fiscal 2012 operating expenses.

FISCAL 2012 FINANCIAL OVERVIEW

•
Meredith completed several strategic acquisitions including the July 2011 acquisition of the EatingWell brand, the October 2011 acquisition of EveryDay with Rachael Ray magazine and its related digital assets, the January 2012 acquisition of FamilyFun and its related assets, the March 2012 acquisition of Allrecipes.com, Inc., and the May 2012 acquisition of ShopNation. In addition, in October 2011, Meredith invested in iris.

•	In February 2012, the Company entered into a $200 million note purchase agreement. Proceeds were used for the acquisition of the stock of Allrecipes.com, Inc. and for general corporate purposes.

•
As part of Meredith's commitment to sustainable total shareholder return, the Company increased the dividend paid on Meredith stock from an annual payout of $1.02 per share to an annual payout of $1.53 per share starting with the dividend that was paid in December 2011. Also as part of Meredith's commitment to sustainable total shareholder return, the Company authorized the repurchase of $100 million of Meredith's common stock.

•
National media revenues decreased 2 percent, primarily reflecting declines in magazine advertising and customer relationship marketing revenues. National media operating profit decreased 26 percent, primarily due to restructuring charges as discussed below, and due to declines in operating profits of our customer relationship marketing, digital and mobile media, magazine, and brand licensing operations. Allrecipes.com also posted an operating loss in fiscal 2012, which contributed to the decline in operating profit. In addition, the national media segment recorded $2.7 million in acquisition costs that were expensed in the period.

•
Meredith recorded $28.3 million less in political advertising revenues in fiscal 2012 compared to fiscal 2011, due to the normal cyclical nature of political advertising. Offsetting this decline was a 6 percent increase in non-political advertising, a 26 percent increase in other revenues, and a 3 percent decrease in operating costs. Overall, local media revenues decreased 2 percent while operating profit was unchanged.

•
In fiscal 2012, management committed to a performance improvement plan related primarily to business realignments that included selected workforce reductions. In connection with this plan, the Company recorded a pre-tax restructuring charge of $13.8 million. This charge includes $10.0 million for severance and benefit costs, vacated lease accruals of $2.7 million, and other miscellaneous write‑downs of $1.1 million.

•	Diluted earnings per share decreased 17 percent to $2.31 from $2.78 in fiscal 2011.

•	In fiscal 2012, we generated $181.9 million in operating cash flows, invested $249.0 million in acquisitions of and investments in businesses, and invested $35.7 million in capital improvements.

RESULTS OF OPERATIONS

Years ended June 30,	2012	Change	2011	Change	2010
(In millions except per share data)
Total revenues	$1,376.7	(2)%	$1,400.5	1%	$1,382.8
Costs and expenses	1,146.6	1%	1,135.7	(2)%	1,156.8
Depreciation and amortization	44.3	12%	39.5	(3)%	40.9
Total operating expenses	1,190.9	1%	1,175.2	(2)%	1,197.7
Income from operations	$185.8	(18)%	$225.3	22%	$185.1
Earnings from continuing operations	$104.4	(21)%	$131.6	25%	$105.6
Net earnings	104.4	(18)%	127.4	23%	104.0
Diluted earnings per share
from continuing operations	2.31	(20)%	2.87	24%	2.32
Diluted earnings per share	2.31	(17)%	2.78	22%	2.28

OVERVIEW

Following are brief descriptions of current year acquisitions and of discontinued operations, and a discussion of our rationale for the use of financial measures that are not in accordance with accounting principles generally accepted in the United States of America (GAAP), or non-GAAP financial measures, and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the national media and local media segments and an analysis of our consolidated results of operations for the last three fiscal years.

Acquisitions

During fiscal 2012, Meredith completed several strategic acquisitions including the July 2011 acquisition of the EatingWell brand, the October 2011 acquisition of EveryDay with Rachael Ray magazine and its related digital assets, the January 2012 acquisition of FamilyFun and its related assets, the March 2012 acquisition of Allrecipes.com, and the May 2012 acquisition of ShopNation. Collectively, these acquisitions are referred to as the "Current Year Acquisitions." The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the consolidated financial statements for further information. In MD&A disclosures, references to comparable results for fiscal 2012 as compared to fiscal 2011 exclude the impact of the Current Year Acquisitions.

Discontinued Operations

Unless stated otherwise, as in the section titled Discontinued Operations, all of the information contained in MD&A relates to continuing operations. Therefore, results of ReadyMade magazine, which was closed in fiscal 2011, are excluded for all periods covered by this report.

Use of Non-GAAP Financial Measures

Our analysis of local media results includes references to earnings from continuing operations before interest, taxes, depreciation, and amortization (EBITDA). EBITDA and EBITDA margin are non-GAAP measures. We use EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of our local media segment. EBITDA is a common alternative measure of performance in the broadcasting industry and is used by investors and financial analysts, but its calculation may vary among companies. Local media segment EBITDA is not used as a measure of liquidity, nor is it necessarily indicative of funds available for our discretionary use.

We believe the non-GAAP measures used in MD&A contribute to an understanding of our financial performance and provide an additional analytic tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Trends and Uncertainties

Advertising demand is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Advertising revenues accounted for 56 percent of total revenues in fiscal 2012. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates and, over time, television programming rights. The Company's cash flows from operating activities, our primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

NATIONAL MEDIA

The following discussion reviews operating results for our national media segment, which includes magazine publishing, digital and customer relationship marketing, digital and mobile media, brand licensing, database-related activities, and other related operations. The national media segment contributed 77 percent of Meredith's revenues and 60 percent of the combined operating profit from national media and local media operations in fiscal 2012.

In fiscal 2012, national media revenues decreased 2 percent while segment operating profit declined 26 percent. In fiscal 2011, national media revenues declined 2 percent, and segment operating profit increased 6 percent. National media operating results for the last three fiscal years were as follows:

Years ended June 30,	2012	Change	2011	Change	2010
(In millions)
Revenues	$1,060.4	(2)%	$1,078.2	(2)%	$1,100.5
Operating expenses	(927.4)	3%	(898.6)	(3)%	(930.3)
Operating profit	$133.0	(26)%	$179.6	6%	$170.2

National Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2012	Change	2011	Change	2010
(In millions)
Revenues
Advertising	$492.3	(2)%	$501.3	(4)%	$524.7
Circulation	285.3	9%	261.5	(7)%	279.6
Other	282.8	(10)%	315.4	6%	296.2
Total revenues	$1,060.4	(2)%	$1,078.2	(2)%	$1,100.5

Advertising Revenue
The following table presents advertising page information according to Publishers Information Bureau for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2012	Change	2011	Change	2010
Better Homes and Gardens	1,416	(11)%	1,588	(11)%	1,780
Family Circle	1,343	(12)%	1,523	(14)%	1,766
Parents	1,248	(10)%	1,388	1%	1,368
Ladies' Home Journal	844	(19)%	1,044	(10)%	1,161
More	725	(14)%	846	(5)%	889
Fitness	805	—%	809	(5)%	856
Traditional Home	553	(3)%	571	(11)%	640
American Baby	439	(15)%	519	7%	486
Midwest Living	398	(14)%	463	(12)%	526
EveryDay with Rachael Ray ¹	335	-	-	-	-
EatingWell ¹	203	-	-	-	-
FamilyFun ¹	165	-	-	-	-
¹ Since date of acquisition

National media advertising revenues decreased 2 percent in fiscal 2012. Magazine advertising revenues decreased 4 percent in fiscal 2012. Total advertising pages decreased in the low-single digits on a percentage basis. On a comparable basis, magazine advertising revenues and total advertising pages decreased 10 percent in fiscal 2012. Revenue declines of 11 percent to 12 percent were seen in our women's service, parenthood, lifestyle, and shelter titles. Exceptions to this were our men's titles, which were flat and our Hispanic titles, which showed strong growth. Among our core advertising categories, non-prescription drugs, pets, and financial services showed strength while demand was weaker for the prescription drug, food and beverage, and household supplies categories. Online advertising revenues in our digital and mobile media operations are a small but growing percentage of national media advertising revenue. Online advertising revenues in our digital and mobile media operations increased 30 percent. On a comparable basis, online advertising revenues declined 4 percent in fiscal 2012.

In fiscal 2011, magazine advertising revenues decreased 5 percent and advertising pages declined 8 percent with most titles showing declines. Average net revenue per page increased in the mid-single digits on a percentage basis. Among our advertising categories, prescription drugs and retail showed strength, while demand was weaker for most other categories. Though online advertising revenues increased 27 percent in the first half of fiscal 2011, they declined 19 percent in the second half. Overall, they increased 3 percent as compared to the prior year.

Circulation Revenues
Magazine circulation revenues increased 9 percent in fiscal 2012. Comparable magazine circulation revenues were flat as subscription and newsstand revenues were both approximately flat.

Magazine circulation revenues decreased 7 percent in fiscal 2011, reflecting declines in both newsstand and subscription revenues. Subscription revenues were down in the low-single digits on a percentage basis while newsstand revenues were down approximately 15 percent. A portion of the decrease in circulation revenue was expected due to previously announced rate base reductions at Ladies Home Journal and Traditional Home and the January 2010 repositioning of our special interest media business.

Other Revenues
Other revenues within national media decreased 10 percent in fiscal 2012. MXM revenues declined approximately 15 percent. The decrease in MXM revenues was primarily due to certain clients of MXM scaling back programs in response to recent economic conditions. Brand licensing revenues were down 8 percent in fiscal 2012 primarily due to the renegotiation of the terms of the extended Wal-Mart contact. This licensing agreement now extends through 2016.

Fiscal 2011 other revenues increased 6 percent. MXM revenues increased 10 percent in fiscal 2011 driven by the expansion of digital and customer relationship management products and services for national clients. Brand licensing revenues grew more than 20 percent in fiscal 2011 driven primarily by continued expansion of the Better Homes and Gardens-branded products at Wal-Mart stores. The number of SKUs of Better Homes and Gardens products increased to 3,000.

National Media Operating Expenses

National media operating expenses increased 3 percent in fiscal 2012. On a comparable basis, national media operating expenses decreased 4 percent. Paper, processing, and postage declined primarily due to the decrease in advertising pages. The decrease in the volume of paper used was partially offset by a 3 percent increase in average paper prices. Performance-based incentives, pension costs, and circulation expenses also declined in fiscal 2012. In accord with MXM's revenues, marketing production expenses also declined. Partially offsetting these decreases was $2.7 million in acquisition costs recorded by the Company in fiscal 2012.

In addition, in fiscal 2012, the national media segment recorded $9.9 million for severance and benefit costs, vacated lease accruals of $1.6 million, the write-off of deferred subscription acquisition costs of $0.7 million, and other miscellaneous write-downs and accruals of $0.4 million. Partially offsetting these charges was a $0.6 million reversal of excess restructuring accrual previously recorded by the national media segment and a $1.0 million reduction in contingent consideration payable.

In fiscal 2011, national media operating costs decreased 3 percent. Consistent with the decline in revenues, processing, paper, and distribution costs decreased primarily due to the decline in advertising pages sold and a repositioning of our special interest media business. An increase in average paper costs of 3 percent compared to the prior year partially offset the expense reductions. Circulation expense, pension and other retirement plan costs, and performance-based incentive accruals also declined. These cost reductions were partially offset by increased employee compensation costs. Employee compensation costs were up as a result of higher staff levels primarily due to the acquisition of Hyperfactory and higher compensation levels due to annual merit increases.
In fiscal 2011, national media recorded $5.4 million in severance and related benefit costs. Partially offsetting these charges was a $0.9 million reversal of excess restructuring accrual previously recorded by the national media segment. National media also recorded a $6.3 million reduction in the contingent consideration and a write-down of $0.9 million of identifiable intangibles.

National Media Operating Profit

National media operating profit declined 26 percent in fiscal 2012. Comparable national media operating profit decreased 27 percent. The decline in operating profit was primarily due to restructuring charges and acquisition costs as discussed above and due to declines in operating profit in all of national media's lines of business.

In fiscal 2011, national media operating profit grew 6 percent compared with the prior year. Increases in operating profit in our brand licensing and customer relationship marketing operations more than offset lower operating profits in our magazine and digital media operations.

LOCAL MEDIA

The following discussion reviews operating results for the Company's local media segment, which currently consists of 12 network-affiliated television stations, related digital and mobile media, and video creation operations. The local media segment contributed 23 percent of Meredith's revenues and 40 percent of the combined operating profit from national media and local media operations in fiscal 2012.

Local media revenues decreased 2 percent in fiscal 2012 as strong increases in non-political advertising and other revenues almost offset a $28.3 million reduction in political advertising, which is expected in a non-political year. Operating expenses declined 3 percent. Local media operating profit was unchanged in fiscal 2012.

Local media revenues increased 14 percent in fiscal 2011 as non-political advertising, political advertising, and other revenues all increased. Costs and expenses increased 2 percent. Local media operating profit increased 66 percent in fiscal 2011 on the strength of political and non-political advertising.

Local media operating results for the last three fiscal years were as follows:

Years ended June 30,	2012	Change	2011	Change	2010
(In millions)
Revenues	$316.3	(2)%	$322.3	14%	$282.4
Operating expenses	(228.0)	(3)%	(234.4)	2%	(229.5)
Operating profit	$88.3	—%	$87.9	66%	$52.9

Local Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2012	Change	2011	Change	2010
(In millions)
Revenues
Non-political advertising	$270.7	6%	$256.4	4%	$245.5
Political advertising	6.8	(81)%	35.0	279%	9.3
Other	38.8	26%	30.9	12%	27.6
Total revenues	$316.3	(2)%	$322.3	14%	$282.4

Local media total revenues decreased 2 percent in fiscal 2012, reflecting lower political advertising revenues. Political advertising revenues totaled $6.8 million in the current fiscal year compared with $35.0 million in the prior year. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns (which take place primarily in our odd-numbered fiscal years). Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. Non-political advertising revenues increased 6 percent in fiscal 2012. Local non-political advertising revenues increased 5 percent in fiscal 2012. National non-political advertising revenues increased 3 percent as compared to the prior year. In fiscal 2012, local media's two largest advertising categories, automotive and professional services, each grew revenues by more than 10 percent. Online advertising, a small but growing percentage of non-political advertising revenues, increased more than 50 percent as compared to the prior year. Other revenue increased 26 percent in fiscal 2012, primarily reflecting Meredith's management of Peachtree TV (WPCH-TV) in Atlanta, which began in late March 2011, and increased retransmission fees.

Local media total revenues increased 14 percent in fiscal 2011, reflecting higher non-political advertising revenues and higher political advertising related to the November 2010 elections. Political advertising revenues totaled $35.0 million in fiscal 2011 compared with $9.3 million in the prior year. Non-political advertising revenues increased 4 percent in fiscal 2011 despite political advertising displacing some non-political advertising. Local non-political advertising revenues increased 4 percent in fiscal 2011. National non-political advertising revenues increased 3 percent as compared to the prior year. In fiscal 2011, eight of local media's ten largest advertising categories grew revenues, led by automotive, retail, and media. Online advertising revenues increased 9 percent as compared to the prior year. Other revenue, which was primarily retransmission fees, increased 12 percent in fiscal 2011.

Local Media Operating Expenses

Local media operating expenses decreased 3 percent in fiscal 2012, primarily due to lower film amortization, bad debt expense, employee compensation, production expenses, and pension expense. These declines were partially offset by an increase in legal services expenses. Also partially offsetting the decrease was a vacated lease accrual of $1.1 million and a severance and benefits accrual of $0.1 million recorded in fiscal 2012 in connection with restructuring charges.

Local media operating expenses increased 2 percent in fiscal 2011 as compared to the prior year. Increases in employee compensation, bad debt expense, and production expenses more than offset declines in film amortization, performance-based incentive accruals, and pension and other retirement plan costs.

Local Media Operating Profit

Local media operating profit was unchanged in fiscal 2012 compared with the prior year as growth in non-political and other revenues and lower operating expenses fully offset lower political revenues.

Local media operating profit increased 66 percent in fiscal 2011 as compared to fiscal 2010. The increase was primarily due to the strength of political advertising revenues and higher non-political advertising revenues.

Supplemental Disclosure of Local Media EBITDA and Adjusted EBITDA

Meredith's local media EBITDA is defined as local media operating profit plus depreciation and amortization expense. EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for GAAP financial measures. See the discussion of management's rationale for the use of EBITDA in the Overview of this section.

Local media EBITDA and EBITDA margin were as follows:

Years ended June 30,	2012	Change	2011	Change	2010
(In millions)
Revenues	$316.3	(2)%	$322.3	14%	$282.4
Operating profit	$88.3	—%	$87.9	66%	$52.9
Depreciation and amortization	24.7	3%	24.0	(2)%	24.4
EBITDA	$113.0	1%	$111.9	45%	$77.3
EBITDA margin	35.7%		34.7%		27.4%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three years were as follows:

Years ended June 30,	2012	Change	2011	Change	2010
(In millions)
Unallocated corporate expenses	$35.5	(16)%	$42.2	11%	$37.9

Unallocated corporate expenses decreased 16 percent in fiscal 2012. Performance-based incentive accruals, pension expense, medical costs, consulting fees, and investment spending on tablet platforms declined compared to the prior year. These declines were partially offset by increased building rent as a result of having duplicate space in New York for part of fiscal 2012 related to a move to new space in New York.

Unallocated corporate expenses increased 11 percent in fiscal 2011. Increases in Meredith's investment spending on tablet and mobile platforms and medical and other company benefits more than offset decreases in pension and other retirement plan costs, performance-based incentive accruals, and consulting fees.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2012	Change	2011	Change	2010
(In millions)
Production, distribution, and editorial	$547.6	(1)%	$554.1	(3)%	$572.3
Selling, general, and administrative	599.0	3%	581.5	(1)%	584.4
Depreciation and amortization	44.3	12%	39.6	(3)%	40.9
Operating expenses	$1,190.9	1%	$1,175.2	(2)%	$1,197.6

Production, Distribution, and Editorial Costs
Production, distribution, and editorial costs decreased 1 percent as compared to fiscal 2011. On a comparable basis, production, distribution, and editorial costs decreased 6 percent. Declines in national media paper, processing, postage, and marketing production costs and local media film amortization and production expenses contributed to the reduction.

Fiscal 2011 production, distribution, and editorial costs decreased 3 percent as compared to the prior year. National media processing, paper, and distribution expenses and local media film amortization declined. Marketing production costs declined, primarily due to a shift from print services projects to staff based projects.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased 3 percent in fiscal 2012. Comparable selling, general, and administrative expense decreased 3 percent. Performance-based incentive accruals, pension costs, medical costs, bad debt expense, and consulting fees declined. Partially offsetting these decreases was $2.7 million in acquisition costs recorded by the Company in fiscal 2012. In addition, in fiscal 2012, the Company recorded $10.0 million for severance and benefit costs, vacated lease accruals of $2.7 million, the write-off of deferred subscription acquisition costs of $0.7 million, and other miscellaneous write-downs of $0.4 million related to business realignments. Partially offsetting these charges was a $0.6 million reversal of excess restructuring accrual previously recorded by the national media segment and a $1.0 million reduction in contingent consideration payable.

Fiscal 2011 selling, general, and administrative expenses decreased 1 percent as compared to the prior year. Employee compensation costs, Meredith's investment spending on tablet and mobile platforms, and bad debt expenses increased as compared to the prior year. Consumer relationship marketing expenses also increased due to a shift from print services projects to staff based projects. These increases were offset by lower pension and other retirement plan costs, performance-based incentive accruals, and circulation expenses. The Company also recorded $6.4 million in severance and benefit costs. More than offsetting these charges was a $1.2 million reversal of excess restructuring accrual previously recorded and a $6.3 million reduction in the contingent consideration payable.

Depreciation and Amortization
Depreciation and amortization increased 12 percent in fiscal 2012 as compared to the prior year. On a comparable basis, depreciation and amortization increased 4 percent. The increase is primarily due to depreciation on the leasehold improvements and fixed assets in new leased property in New York.

Depreciation and amortization decreased 3 percent in fiscal 2011, primarily due to lower machinery and computer equipment depreciation.

Operating Expenses
Employee compensation including benefits was the largest component of our operating expenses in fiscal 2012. Employee compensation represented 33 percent of total operating expenses in fiscal 2012 compared to 35 percent in fiscal 2011 and 33 percent in fiscal 2010. National media paper, production, and postage combined expense was the second largest component of our operating costs in fiscal 2012, representing 27 percent of the total. In fiscal 2011 these expenses represented 29 percent and in fiscal 2010 they were 31 percent.

Income from Operations

Income from operations decreased 18 percent in fiscal 2012 as compared to the prior year. Comparable income from operations decreased 19 percent, primarily due to national media operating profit being lower in all of its lines of business. These declines were partially offset by a decline in unallocated corporate expenses. Local media operating profit was unchanged despite fiscal 2012 being a non-political year.

Income from operations rose 22 percent in fiscal 2011. The increase is primarily a result of revenue growth due to the strength of political advertising and related higher operating profits in our local media segment, as well as increased operating profits from our brand licensing and customer relationship marketing operations. These increases were partially offset by a decline in the operating profit of our magazine operations.

Net Interest Expense

Net interest expense was $12.9 million in fiscal 2012 and fiscal 2011, and $18.5 million in fiscal 2010. Average long-term debt outstanding was $305.4 million in fiscal 2012, $248.8 million in fiscal 2011, and $338.1 million in fiscal 2010. The Company's approximate weighted average interest rate was 4.2 percent in fiscal 2012, 5.2 percent in fiscal 2011, and 5.5 percent in fiscal 2010.

Income Taxes

The Company's effective tax rate from continuing operations was 39.6 percent in fiscal 2012, 38.0 percent in fiscal 2011, and 36.6 percent in fiscal 2010. The fiscal 2012 rate reflected the tax consequences of a smaller current year decrease in the fair value of the acquisition-related contingent consideration and smaller tax benefits realized due to expiring federal and state statutes of limitations. The fiscal 2011 rate reflected the tax consequences of the decrease in the fair value of the acquisition-related contingent consideration and tax benefits realized due to expiring federal and state statutes of limitations.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations

Earnings from continuing operations were $104.4 million ($2.31 per diluted share), a decrease of 21 percent from fiscal 2011 earnings from continuing operations of $131.6 million ($2.87 per diluted share). National media operating profit was lower in all of its lines of business. These declines were partially offset by lower unallocated corporate expenses.

Earnings from continuing operations were $131.6 million ($2.87 per diluted share) in fiscal 2011, up 25 percent from $105.6 million ($2.32 per diluted share) in the prior year. The improvements were primarily the result of revenue growth and higher operating profit in our local media segment and improved profits in our brand licensing and customer relationship marketing operations partially offset by a decline in the operating profit of magazine operations.

Discontinued Operations

The loss from discontinued operations represents the operating results, net of taxes, of ReadyMade magazine. In June 2011, the Company announced the closing of the ReadyMade brand. In connection with this closing, the Company recorded a write-down of various assets, primarily deferred subscription acquisition costs, of ReadyMade magazine of $4.2 million.

The ReadyMade charges are reflected in the costs and expenses line below. The revenues and expenses have, along with associated taxes, been removed from continuing operations and reclassified into a single line item amount on the Consolidated Statements of Earnings titled loss from discontinued operations, net of taxes, for each period presented as follows:

Years ended June 30,	2011	2010
(In millions except per share data)
Revenues	$5.8	$4.9
Costs and expenses	(12.7)	(7.6)
Loss before income taxes	(6.9)	(2.7)
Income taxes	2.7	1.0
Loss from discontinued operations	$(4.2)	$(1.7)
Loss from discontinued operations per share:
Basic	$(0.09)	$(0.04)
Diluted	(0.09)	(0.04)

Net Earnings and Earnings per Share

Net earnings were $104.4 million ($2.31 per diluted share), down 18 percent from $127.4 million ($2.78 per diluted share) in fiscal 2011. National media operating profit was lower in all of its lines of business. These declines were partially offset by lower unallocated corporate expenses and by the lack of a loss from discontinued operations in the current fiscal year. Both average basic and diluted shares outstanding decreased due to repurchases of common shares.

Net earnings were $127.4 million ($2.78 per diluted share) in fiscal 2011, up 23 percent from $104.0 million ($2.28 per diluted share) in the prior year. The improvements were primarily the result of revenue growth and higher operating profit in our local media segment and improved profits in our brand licensing and customer relationship marketing operations partially offset by a decline in the operating profit of magazine operations. This growth was partially offset by a larger loss from discontinued operations in fiscal 2011 primarily due to ReadyMade magazine shut down costs recorded in that year. Both average basic and diluted shares outstanding increased slightly.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2012	2011	2010
(In millions)
Cash flows from operating activities	$181.9	$214.5	$191.7
Cash flows from investing activities	(284.7)	(70.0)	(52.2)
Cash flows from financing activities	100.9	(165.3)	(118.8)
Net cash flows	$(1.9)	$(20.8)	$20.7
Cash and cash equivalents	$25.8	$27.7	$48.6
Long-term debt (including current portion)	380.0	195.0	300.0
Shareholders' equity	797.4	775.0	688.3
Debt to total capitalization	32%	20%	30%

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

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2012, we had up to $110 million available under our revolving credit facility and up to $35 million available under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $1.9 million in fiscal 2012 and $20.8 million in fiscal 2011. They increased $20.7 million in fiscal 2010. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, stock repurchases, capital investments, and dividends.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Advertising accounted for more than 55 percent of total revenues in each of the past three years. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as customer relationship marketing, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee benefits (including pension plans), and other services and supplies.

Cash provided by operating activities totaled $181.9 million in fiscal 2012 compared with $214.5 million in fiscal 2011. The decrease is primarily due to lower net earnings. Also contributing to the decline was increasing subscription acquisition cost balances and declining accounts payable balances (excluding the impact of acquisitions), partially offset by increasing unearned subscription revenues (excluding the impact of acquisitions). The decline in cash flows from operations was also partially offset by a reduction in tax payments in fiscal 2012.

Cash provided by operating activities totaled $214.5 million in fiscal 2011 compared with $191.7 million in fiscal 2010, primarily due to higher net earnings in fiscal 2011.

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. We made no contributions in fiscal 2012 or fiscal 2011. We contributed $10.0 million in fiscal 2010. We do not anticipate a required contribution in fiscal 2013.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $284.7 million in fiscal 2012 from $70.0 million in the prior year. The increase primarily reflects increased cash used for Current Year Acquisitions and an investment in iris, as well as higher spending for additions to property, plant, and equipment due to a move into new leased facilities in New York.

Net cash used by investing activities increased to $70.0 million in fiscal 2011 from $52.2 million in fiscal 2010. The increase primarily reflected more cash used for investments in businesses due to the acquisitions of Hyperfactory and Real Girls Media Network, as well as higher contingent purchase price payments on prior acquisitions in the current year than in the prior year.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash provided by financing activities totaled $100.9 million in fiscal 2012, compared with net cash used by financing activities of $165.3 million in the prior year. The change in cash used for financing activities is primarily due to net debt of $185.0 million being incurred in the current year primarily to finance the Current Year Acquisitions, compared to a net $105.0 million debt reduction in the prior year. Higher dividend payments due to the increased dividend per share rate and increased purchases of Company stock partially offset the change in net debt.

Net cash used by financing activities totaled $165.3 million in the year ended June 30, 2011, compared with $118.8 million for the year ended June 30, 2010. The increase in cash used for financing activities is primarily due to debt being paid down by a net $105.0 million in fiscal 2011 compared to a net $80.0 million reduction in the prior year and higher purchases of Company common stock in fiscal 2011.

Long-term Debt

At June 30, 2012, long-term debt outstanding totaled $380.0 million ($275.0 million in fixed-rate unsecured senior notes, $65.0 million under an asset-backed bank facility, and $40.0 million outstanding under a revolving credit facility). None of the senior notes are due in the next 12 months. We expect to repay the senior notes with cash from operations and credit available under existing credit agreements. The fixed-rate senior notes are repayable in amounts of $25.0 million and $50.0 million and are due from July 13, 2013 to March 1, 2018. Interest rates range from 2.62 percent to 7.19 percent with a weighted average interest rate of 4.01 percent.

In connection with the asset-backed bank facility, we entered into a revolving agreement in April 2002. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2012, $148.2 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate, 3.25 percent at June 30, 2012, from Meredith Funding Corporation.

The revolving agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed bank facility has a capacity of up to $100 million and will next renew in April 2013. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. The interest rate was 1.33 percent as of June 30, 2012. We expect to renew the asset-backed bank facility on or before its expiration date under substantially similar terms.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At June 30, 2012, $40.0 million was outstanding under the revolving credit facility. The revolving credit facility expires June 16, 2013. We expect to renew the revolving facility on or before its expiration date under substantially similar terms.

We believe our debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2012, is as follows:

	Required at June 30, 2012	Actual at June 30, 2012
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.6
Ratio of EBITDA[1] to interest expense	Greater than 2.75	15.0
1 EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other debt covenants at June 30, 2012.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2012:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$380.0	$105.0	$125.0	$100.0	$50.0
Debt interest [1]	36.2	11.0	16.1	7.6	1.5
Broadcast rights and network programming [2]	141.8	30.9	56.8	50.4	3.7
Contingent consideration [3]	10.1	2.9	3.0	4.2	—
Operating leases	175.6	18.5	35.3	25.9	95.9
Purchase obligations and other [4]	66.5	24.5	25.7	10.8	5.5
Total contractual cash obligations	$810.2	$192.8	$261.9	$198.9	$156.6

1	Debt interest represents semi-annual interest payments due on fixed-rate notes outstanding at June 30, 2012.
2
Commitments for broadcasting rights and network programming consist of future rights to broadcast television programming and future programming costs pursuant to network affiliate agreements. Broadcast rights include $13.2 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2012.

3
These amounts include contingent acquisition payments. While it is not certain if and /or when these payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

4	Purchase obligations and other includes expected postretirement benefit payments.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2012, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $46.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 8 to the Consolidated Financial Statements for further discussion of income taxes.

Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. We believe current cash balances, cash generated by future operating activities, and cash available under current credit agreements will be sufficient to meet our contractual cash obligations and other operating cash requirements for the foreseeable future. Projections of future cash flows are, however, subject to substantial uncertainty as discussed throughout MD&A and particularly in Item 1A-Risk Factors beginning on page 12. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so. We also have commitments in the form of standby letters of credit totaling $1.2 million that expire within one year.

Share Repurchase Program

We have maintained a program of Company share repurchases for 24 years. In fiscal 2012, we spent $26.9 million to repurchase an aggregate of 976,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $24.9 million to repurchase an aggregate of 770,000 shares in fiscal 2011 and $6.3 million to repurchase an aggregate of 188,000 shares in fiscal 2010. We expect to continue repurchasing shares from time to time subject to market conditions. In October 2011, the Board of Directors authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions. As of June 30, 2012, approximately $87.1 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2012.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend annually for 19 consecutive years. The last increase occurred in October 2011 when the Board of Directors approved the quarterly dividend of 38.25 cents per share effective with the dividend payable in December 2011. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $22.7 million annually. Dividend payments totaled $63.0 million, or $1.4025 per share, in fiscal 2012 compared with $44.2 million, or 97 cents per share, in fiscal 2011, and $41.3 million, or 91 cents per share, in fiscal 2010.

Capital Expenditures

Spending for property, plant, and equipment totaled $35.7 million in fiscal 2012, $29.9 million in fiscal 2011, and $24.7 million in fiscal 2010. Current year spending primarily related to leasehold improvements related to our move into new leased facilities in New York along with assets acquired in the normal course of business. Fiscal 2011 spending primarily related to assets acquired in the normal course of business such as local media technical and news equipment, information technology systems and equipment, and improvements to buildings and office facilities. Fiscal 2010 spending primarily related to the initiative to consolidate back-office television station functions such as traffic, master control, accounting, and research into centralized hubs in Atlanta and Phoenix. The Company has no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

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

GOODWILL AND INTANGIBLE ASSETS

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. Goodwill and intangible assets totaled $1,319 million, or approximately 65 percent of Meredith's total assets, as of June 30, 2012. See Note 5 to the consolidated financial statements for additional information. The impairment analysis of these assets is considered critical because of their significance to the Company and our national media and local media segments.

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

BROADCAST RIGHTS

Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $4.4 million were included in the Consolidated Balance Sheet at June 30, 2012. In addition, we had entered into contracts valued at $13.2 million not included in the Consolidated Balance Sheet at June 30, 2012 because the related programming was not yet available for airing. Amortization of broadcast rights accounted for 6 percent of local media operating expenses in fiscal 2012. Valuation of broadcast rights is considered critical to the local media segment because of the significance of the amortization expense to the segment.

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

Meredith will use a long-term rate of return on assets of 8.00 percent in developing fiscal 2013 pension costs, the same as used in fiscal 2012. The fiscal 2012 rate was based on various factors that include but are not limited to the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets earned 3.7 percent in fiscal 2012 and 23.3 percent in fiscal 2011. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2012, our pension expense would have increased by $0.6 million.

Meredith will use a discount rate of 3.50 percent in developing the fiscal 2013 pension costs, down from a rate of 4.65 percent used in fiscal 2012. If we had decreased the discount rate by 0.5 percent in fiscal 2012, there would have been no material effect on our combined pension and postretirement expenses.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have resulted in an increase of $0.9 million in the postretirement benefit obligation at June 30, 2012, and a $0.1 million increase in the aggregate service and interest cost components of 2012 expense.

REVENUE RECOGNITION

Revenues from the newsstand sale of magazines are recorded net of our best estimate of expected product returns. Net revenues from newsstand sales totaled 6 percent of fiscal 2012 national media segment revenues. Allowances for returns are subject to considerable variability. Return allowances may exceed 65 percent for magazines sold on the newsstand. Estimation of these allowances for future returns is considered critical to the national media segment and the Company as a whole because of the potential impact on revenues.

Estimates of magazine newsstand returns are based on historical experience and current marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

SHARE-BASED COMPENSATION EXPENSE

Meredith has a stock incentive plan that permits us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under the plan are stock options, and restricted shares of common stock. Share-based compensation expense totaled $10.5 million in fiscal 2012. As of June 30, 2012, unearned compensation cost was $5.0 million for restricted stock and $2.6 million for stock options. These costs will be recognized over weighted average periods of 1.9 years and 1.7 years, respectively.

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

INCOME TAXES

Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 39.6 percent of earnings from continuing operations before income taxes in fiscal 2012. Net deferred tax liabilities totaled $218.1 million, or 18 percent of total liabilities, at June 30, 2012.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

ADOPTED OR PENDING ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in fiscal 2012 or will be effective for fiscal 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2011.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2012, Meredith had $275.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $282.6 million from $279.9 million at June 30, 2012.

At June 30, 2012, $105.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.2 million.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for our television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2012, a 10 percent decrease in interest rates would have resulted in an immaterial change in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (as listed in Part IV, Item 15 (a) 2 herein). We also have audited the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Des Moines, Iowa
August 20, 2012

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

To meet our responsibility for financial reporting, our internal control systems and accounting procedures are designed to provide reasonable assurance as to the reliability of financial records. In addition, our internal audit staff monitors and reports on compliance with Company policies, procedures, and internal control systems.

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

/s/ Joseph Ceryanec

Joseph Ceryanec
Vice President-Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2012	2011
(In thousands)
Current assets
Cash and cash equivalents		$25,820	$27,721
Accounts receivable
(net of allowances of $13,436 in 2012 and $10,823 in 2011)		215,526	212,365
Inventories		22,559	21,529
Current portion of subscription acquisition costs		75,446	54,581
Current portion of broadcast rights		3,408	3,974
Other current assets		16,677	13,568
Total current assets		359,436	333,738
Property, plant, and equipment
Land		19,517	19,619
Buildings and improvements		129,688	127,916
Machinery and equipment		290,866	289,045
Leasehold improvements		14,816	14,468
Construction in progress		384	8,209
Total property, plant, and equipment		455,271	459,257
Less accumulated depreciation		(260,967)	(272,819)
Net property, plant, and equipment		194,304	186,438
Subscription acquisition costs		75,368	54,286
Broadcast rights		943	1,292
Other assets		66,858	66,940
Intangible assets, net		586,263	545,101
Goodwill		733,127	525,034
Total assets		$2,016,299	$1,712,829

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities and Shareholders' Equity	June 30,	2012	2011
(In thousands except per share data)
Current liabilities
Current portion of long-term debt		$105,000	$50,000
Current portion of long-term broadcast rights payable		6,752	8,548
Accounts payable		72,911	82,878
Accrued expenses
Compensation and benefits		52,402	53,593
Distribution expenses		12,029	13,937
Other taxes and expenses		52,640	48,205
Total accrued expenses		117,071	115,735
Current portion of unearned subscription revenues		180,852	151,831
Total current liabilities		482,586	408,992
Long-term debt		275,000	145,000
Long-term broadcast rights payable		3,695	5,431
Unearned subscription revenues		141,408	120,024
Deferred income taxes		204,054	160,709
Other noncurrent liabilities		112,111	97,688
Total liabilities		1,218,854	937,844
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000 shares; none issued		—	—
Common stock, par value $1 per share
Authorized 80,000 shares; issued and outstanding 35,791 shares in 2012 (excluding 24,099 treasury shares) and 36,282 shares in 2011 (excluding 23,266 treasury shares)		35,791	36,282
Class B stock, par value $1 per share, convertible to common stock
Authorized 15,000 shares; issued and outstanding 8,716 shares in 2012 and 8,776 shares in 2011		8,716	8,776
Additional paid-in capital		53,275	58,274
Retained earnings		722,778	687,816
Accumulated other comprehensive loss		(23,115)	(16,163)
Total shareholders' equity		797,445	774,985
Total liabilities and shareholders' equity		$2,016,299	$1,712,829

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings

Years ended June 30,	2012	2011	2010
(In thousands except per share data)
Revenues
Advertising	$769,815	$792,792	$779,359
Circulation	285,254	261,458	279,636
All other	321,618	346,230	323,836
Total revenues	1,376,687	1,400,480	1,382,831
Operating expenses
Production, distribution, and editorial	547,564	554,101	572,292
Selling, general, and administrative	599,026	581,543	584,528
Depreciation and amortization	44,326	39,545	40,889
Total operating expenses	1,190,916	1,175,189	1,197,709
Income from operations	185,771	225,291	185,122
Interest income	8	31	51
Interest expense	(12,904)	(12,969)	(18,584)
Earnings from continuing operations before income taxes	172,875	212,353	166,589
Income taxes	(68,503)	(80,743)	(60,955)
Earnings from continuing operations	104,372	131,610	105,634
Loss from discontinued operations, net of taxes	—	(4,178)	(1,671)
Net earnings	$104,372	$127,432	$103,963

Basic earnings per share
Earnings from continuing operations	$2.33	$2.89	$2.34
Discontinued operations	—	(0.09)	(0.04)
Basic earnings per share	$2.33	$2.80	$2.30
Basic average shares outstanding	44,825	45,497	45,289

Diluted earnings per share
Earnings from continuing operations	$2.31	$2.87	$2.32
Discontinued operations	—	(0.09)	(0.04)
Diluted earnings per share	$2.31	$2.78	$2.28
Diluted average shares outstanding	45,100	45,832	45,544

Dividends paid per share	$1.4025	$0.9700	$0.9100

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2009	$35,934	$9,133	$53,938	$542,006	$(31,628)	$609,383
Net earnings	—	—	—	103,963	—	103,963
Other comprehensive income, net of tax	—	—	—	—	3,623	3,623
Comprehensive income						107,586

Stock issued under various incentive plans, net of forfeitures	536	—	9,037	—	—	9,573
Purchases of Company stock	(187)	(1)	(6,086)	—	—	(6,274)
Share-based compensation	—	—	10,836	—	—	10,836
Conversion of class B to common stock	46	(46)	—	—	—	—
Dividends paid, 91 cents per share
Common stock	—	—	—	(33,056)	—	(33,056)
Class B stock	—	—	—	(8,289)	—	(8,289)
Tax benefit from incentive plans	—	—	(1,414)	—	—	(1,414)
Balance at June 30, 2010	36,329	9,086	66,311	604,624	(28,005)	688,345
Net Earnings	—	—	—	127,432	—	127,432
Other comprehensive income, net of tax	—	—	—	—	11,842	11,842
Comprehensive income						139,274

Stock issued under various incentive plans, net of forfeitures	410	—	8,266	—	—	8,676
Purchases of Company stock	(744)	(23)	(24,128)	—	—	(24,895)
Share-based compensation	—	—	8,940	—	—	8,940
Conversion of class B to common stock	287	(287)	—	—	—	—
Dividends paid, 97 cents per share
Common stock	—	—	—	(35,597)	—	(35,597)
Class B stock	—	—	—	(8,643)	—	(8,643)
Tax benefit from incentive plans	—	—	(1,115)	—	—	(1,115)
Balance at June 30, 2011	36,282	8,776	58,274	687,816	(16,163)	774,985
Net earnings	—	—	—	104,372	—	104,372
Other comprehensive loss, net of tax	—	—	—	—	(6,952)	(6,952)
Comprehensive income						97,420

Stock issued under various incentive plans, net of forfeitures	425	—	5,483	—	—	5,908
Purchases of Company stock	(975)	(1)	(19,489)	(6,416)	—	(26,881)
Share-based compensation	—	—	10,459	—	—	10,459
Conversion of class B to common stock	59	(59)	—	—	—	—
Dividends paid, 1.4025 dollars per share
Common stock	—	—	—	(50,725)	—	(50,725)
Class B stock	—	—	—	(12,269)	—	(12,269)
Tax benefit from incentive plans	—	—	(1,452)	—	—	(1,452)
Balance at June 30, 2012	$35,791	$8,716	$53,275	$722,778	$(23,115)	$797,445
See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2012	2011	2010
(In thousands)
Cash flows from operating activities
Net earnings	$104,372	$127,432	$103,963
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	31,989	29,684	31,527
Amortization	12,337	9,871	9,371
Share-based compensation	10,459	8,940	10,836
Deferred income taxes	58,025	38,176	42,413
Amortization of broadcast rights	11,869	17,098	22,561
Payments for broadcast rights	(14,487)	(18,837)	(21,676)
Provision for write-down of impaired assets	946	4,345	5,466
Fair value adjustment to contingent consideration	(1,018)	(6,310)	—
Net gain from dispositions of assets, net of taxes	—	—	(2,908)
Excess tax benefits from share-based payments	(495)	(509)	(606)
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	10,197	12,677	(31,263)
Inventories	1,101	5,039	(103)
Other current assets	(2,523)	5,790	4,322
Subscription acquisition costs	(42,698)	1,206	8,514
Other assets	10,294	11,651	962
Accounts payable	(3,912)	(18,762)	17,683
Accrued expenses and other liabilities	(11,773)	6,481	32,748
Unearned subscription revenues	7,124	(18,205)	(29,133)
Other noncurrent liabilities	123	(1,232)	(13,026)
Net cash provided by operating activities	181,930	214,535	191,651
Cash flows from investing activities
Acquisitions of and investments in businesses	(248,964)	(40,141)	(27,505)
Additions to property, plant, and equipment	(35,718)	(29,906)	(24,721)
Net cash used in investing activities	(284,682)	(70,047)	(52,226)
Cash flows from financing activities
Proceeds from issuance of long-term debt	355,000	62,500	160,000
Repayments of long-term debt	(170,000)	(167,500)	(240,000)
Purchases of Company stock	(26,881)	(24,895)	(6,274)
Proceeds from common stock issued	5,908	8,676	9,573
Dividends paid	(62,994)	(44,240)	(41,345)
Excess tax benefits from share-based payments	495	509	606
Other	(677)	(391)	(1,321)
Net cash provided by (used in) financing activities	100,851	(165,341)	(118,761)
Net increase (decrease) in cash and cash equivalents	(1,901)	(20,853)	20,664
Cash and cash equivalents at beginning of year	27,721	48,574	27,910
Cash and cash equivalents at end of year	$25,820	$27,721	$48,574

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2012	2011	2010
(In thousands)
Supplemental disclosures of cash flow information
Cash paid
Interest	$10,454	$12,156	$15,629
Income taxes	24,300	33,552	16,832
Non-cash transactions
Broadcast rights financed by contracts payable	10,955	13,963	18,118
Fair value of equipment received in Nextel exchange	—	—	2,908

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations—Meredith Corporation (Meredith or the Company) is a diversified media company focused primarily on the home and family marketplace. The Company has two segments: national media and local media. The national media segment includes magazine publishing, customer relationship marketing, digital and mobile media, brand licensing, database-related activities, and other related operations. The Company's local media segment includes 12 network-affiliated television stations, related digital and mobile media operations, and video creation operations. Meredith's operations are primarily diversified geographically within the United States (U.S.) and the Company has a broad customer base.

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

Subscription Acquisition Costs—Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $6.4 million at June 30, 2012 and 2011. There were no material write-downs of capitalized direct-response advertising costs in any of the fiscal years in the three-year period ended June 30, 2012.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $32.0 million in fiscal 2012, $29.7 million in fiscal 2011, and $31.5 million in fiscal 2010.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and as a liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value, and are generally charged to operations on an accelerated basis over the contract period. Impairments in unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the accompanying Consolidated Statements of Earnings. Impairments in unamortized costs were $0.1 million in fiscal 2012, $0.4 million in fiscal 2011, and $0.6 million in fiscal 2010. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Intangible Assets and Goodwill—Amortizable intangible assets consist primarily of network affiliation agreements, advertiser relationships, and customer lists. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Network affiliation agreements are amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions (generally 25 to 40 years from the original acquisition date). Other intangible assets are amortized over their estimated useful lives, ranging from 2 to 10 years.

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

Additional information regarding intangible assets and goodwill is provided in Note 5.

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

Derivative Financial Instruments—Meredith generally does not engage in derivative or hedging activities, except to hedge interest rate risk. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. Meredith has used derivative financial instruments to manage the risk that changes in interest rates would affect our future interest payments. Interest rate swap contracts were used to effectively convert a substantial portion of the Company's variable interest rate debit to fixed interested rate debt. All of Meredith's interest rate swap contracts expired in fiscal 2010. The Company held no other derivative financial instruments in the three-year period ended June 30, 2012.

Revenue Recognition—The Company's primary source of revenue is advertising. Other sources include circulation and other revenues.

Advertising revenues—Advertising revenues are recognized when advertisements are published (defined as an issue's on-sale date) or aired by the broadcasting station, net of agency commissions and net of provisions for estimated rebates, rate adjustments, and discounts. Barter revenues are included in advertising revenue and are also recognized when the commercials are broadcast. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising surrendered, as determined by similar cash transactions. Barter advertising revenues were not material in any period. Website advertising revenues are recognized ratably over the contract period or as services are delivered.

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

Other revenues—Revenues from customer relationship marketing and other custom programs are recognized when the products or services are delivered. In addition, the Company participates in certain arrangements containing multiple deliverables. The guidance for accounting for multiple-deliverable arrangements requires that overall arrangement consideration be allocated to each deliverable (unit of accounting) in the revenue arrangement based on the relative selling price as determined by vendor specific objective evidence, third-party evidence, or estimated selling price. The related revenue is recognized when each specific deliverable of the arrangement is delivered. Brand licensing-based revenues are accrued generally monthly or quarterly based on the specific mechanisms of each contract. Payments are generally made by the Company's partners on a quarterly basis. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within 3 months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the fiscal year. Revenues from book sales are recognized net of provisions for anticipated returns when orders are shipped to the customer. As is the case with circulation revenues, the Company bases its estimates for returns on historical experience and current marketplace conditions.

In certain instances, revenues are recorded gross in accordance with GAAP although the Company receives cash for a lesser amount due to the netting of certain expenses. Amounts received from customers in advance of revenue recognition are deferred as liabilities and recognized as revenue in the period earned.

Contingent Consideration—The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Statement of Earnings. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results.

Advertising Expenses—The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings were $89.9 million in fiscal 2012, $93.6 million in fiscal 2011, and $87.6 million in fiscal 2010.

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

Self-Insurance—The Company self-insures for certain medical claims, and its responsibility generally is capped through the use of a stop loss contract with an insurance company at a certain dollar level (usually $250 thousand). A third-party administrator is used to process claims. The Company uses actual claims data and estimates of incurred-but-not-reported claims to calculate estimated liabilities for unsettled claims on an undiscounted basis. Although management re-evaluates the assumptions and reviews the claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims.

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

Comprehensive Income—Comprehensive income consists of net earnings and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net earnings. Other comprehensive income (loss) includes changes in prior service cost and net actuarial losses from pension and postretirement benefit plans, net of taxes, and changes in the fair value of interest rate swap agreements, net of taxes, to the extent they are highly effective. The Company's other comprehensive income (loss) is summarized in Note 14.

Earnings Per Share—Basic earnings per share is calculated by dividing net earnings by the weighted average common and Class B shares outstanding. Diluted earnings per share is calculated similarly but includes the dilutive effect, if any, of the assumed exercise of securities, including the effect of shares issuable under the Company's share-based incentive plans.

Adopted Accounting Pronouncements—In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement related to intangibles - goodwill and other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The Company adopted this pronouncement on July 1, 2011. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires that when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. Effective July 1, 2011, the Company adopted this pronouncement, but was not subject to the disclosure requirements in fiscal 2012 due to the immateriality on the Consolidated Statement of Earnings of the acquisitions made by the Company during the period.

Pending Accounting Pronouncements—In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued a deferral of the effective date for the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other requirements of the guidance are not affected by this deferral. Thus the Company will adopt all other requirements of the guidance for our fiscal year beginning July 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, its adoption will not have an impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB amended existing guidance related to intangibles - goodwill and other by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test, which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt this guidance for our fiscal year beginning July 1, 2012. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

2.  Acquisitions

In fiscal 2012, Meredith paid $249.0 million primarily for the acquisitions of EatingWell Media Group (EatingWell), EveryDay with Rachael Ray magazine and its related digital assets (collectively Rachael Ray), FamilyFun magazine and its related assets (collectively FamilyFun), Allrecipes.com, Inc. (Allrecipes.com), and ShopNation Inc. (ShopNation), and a minority investment in iris Nation Worldwide Limited. In fiscal 2011, the Company paid $40.1 million primarily for the acquisitions of The Hyperfactory Limited International (Hyperfactory) and Real Girls Media Network and for contingent purchase price payments related to prior years' acquisitions. In fiscal 2010, the Company paid $27.5 million primarily for contingent purchase price payments related to prior years' acquisitions and a minority investment in Hyperfactory.

In July 2011, Meredith acquired 100 percent of the outstanding stock of EatingWell. The results of EatingWell's operations have been included in the consolidated financial statements since that date. The EatingWell portfolio includes a bi-monthly magazine, a website, a content licensing and custom marketing program, a Healthy-in-a-Hurry mobile recipe application, and a series of high-quality food and nutrition-related books and cookbooks. The cash purchase price was $27.8 million.

In October 2011, Meredith completed its acquisition of Rachael Ray. In addition, Meredith announced it has finalized a 10-year licensing agreement with Watch Entertainment Inc. for the award-winning Rachael Ray brand. The results of Rachael Ray's operations have been included in the consolidated financial statements since that date. The cash purchase price was $4.3 million.

In January 2012, Meredith completed its acquisition of FamilyFun. The FamilyFun portfolio includes FamilyFun magazine and its related assets, including its special interest publications, as well as the Toy Hopper and other digital magazine application. The results of FamilyFun's operations have been included in the consolidated financial statements since that date. The cash purchase price was $12.1 million.

In March 2012, Meredith acquired 100 percent of the outstanding stock of Allrecipes.com. Allrecipes.com is the world's largest digital food brand. It also has the top food recipe channel on YouTube. The results of Allrecipes.com operations have been included in the consolidated financial statements since that date. The cash purchase price was $175.0 million.

In May 2012, Meredith purchased 100 percent of the outstanding stock of ShopNation, an e-commerce website. The acquisition-date fair value of the consideration totaled $11.7 million, which consisted of $4.0 million of cash and $7.7 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets over the next three fiscal years generally based on earnings before interest and taxes (EBIT), as defined in the acquisition agreement. None of the contingent consideration is dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 15. As of June 30, 2012, the Company estimates the future aggregate payments will range from approximately $0.5 million to $11.9 million. The maximum amount of contingent payments the sellers may receive is $12.0 million.

As of the date of each acquisition, Meredith allocates the purchase price to the assets acquired and liabilities assumed based on their respective fair values. The Company is in the process of obtaining third-party valuations of intangible assets for all acquisitions except EatingWell and FamilyFun, which have been finalized; thus, provisional measurements of intangible assets, goodwill, and deferred income tax balances have been used and are subject to change.

The following table summarizes the total estimated fair values of the assets acquired and liabilities assumed at the various acquisition dates during fiscal 2012.

(In thousands)
Accounts receivable	$13,359
Other current assets	3,127
Property, plant, and equipment	3,192
Noncurrent assets	3,835
Intangible assets	53,669
Total identifiable assets acquired	77,182
Deferred subscription revenue	(44,796)
Other current liabilities	(3,916)
Long-term liabilities	(10,921)
Total liabilities assumed	(59,633)
Net identifiable assets acquired	17,549
Goodwill	205,735
Net assets acquired	$223,284

The following table provides details of the acquired intangible assets by acquisition.

(In thousands)	EatingWell	Rachael Ray	FamilyFun	Allrecipes.com	ShopNation	Total
Intangible assets
subject to amortization
Advertiser relationships	$270	$1,353	$2,329	$6,000	$—	$9,952
Customer lists	130	987	1,690	100	200	3,107
Developed content	2,220	1,055	1,500	2,500	—	7,275
Other	—	—	—	—	1,600	1,600
Total	2,620	3,395	5,519	8,600	1,800	21,934
Intangible assets not
subject to amortization
Internet domain names	920	—	—	—	—	920
Trademarks	4,150	—	2,465	24,200	—	30,815
Total	5,070	—	2,465	24,200	—	31,735
Intangible assets, total	$7,690	$3,395	$7,984	$32,800	$1,800	$53,669

The useful lives of advertiser relationships are two to four years, customer lists are two to three years, developed content are two to 10 years, and other intangible assets are 10 years. Except for EatingWell and FamilyFun intangibles, all useful lives have been provisionally assigned pending the finalization of the third-party valuations.

For all acquisitions, goodwill is attributable primarily to expected synergies and the assembled workforces and included within the national media segment. Total goodwill expected to be deductible for tax purposes is $133.6 million.

EatingWell, Allrecipes.com, and ShopNation are subject to legal and regulatory requirements, including but not limited to those related to taxation, in each of the jurisdictions in which they operate. The Company has conducted a preliminary assessment of liabilities arising in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisitions for all identified liabilities in accordance with the business combinations guidance. However, the Company is continuing its review of these matters during the measurement period, and if new information about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized or any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

The impact of the acquisitions is not material to the Company's results of operations; therefore, pro forma financial information has not been provided. Acquisition related costs were expensed by the Company in the period in which they were incurred. The Company recorded $2.7 million in acquisition costs in fiscal 2012. These costs are included in the selling, general, and administrative line in the Consolidated Statement of Earnings. Acquisition related costs were not material to the Company's results of operations in fiscal 2011 or 2010.

In fiscal 2011, the Company acquired the remaining 80.01 percent of the outstanding common shares of Hyperfactory. At the time of the acquisition, the Company recorded $7.1 million of contingent consideration. The contingent consideration arrangement with Hyperfactory required the Company to pay contingent payments should the acquired operations achieve certain financial targets over the next two fiscal years, generally based on EBIT, as defined in the acquisition agreement. None of the contingent consideration was dependent on the continued employment of the sellers. We estimated the fair-value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 15. Hyperfactory experienced significant revenue growth in each of the two years prior to acquisition. At the acquisition date, Company management expected revenue growth to continue to be strong with corresponding growth in EBIT over the next two years. During the year ended June 30, 2011, however, new business generation declined, resulting in a decline in revenues compared to the prior year. Although cost-cutting measures were implemented, EBIT also fell short of expectations. The fiscal 2011 slowdown also led to lowered expectations for revenues and EBIT for fiscal 2012 compared to those at the time of the acquisition. As a result, during the year ended June 30, 2011, the Company recognized a non-cash credit to operations of $6.3 million, reducing the estimated contingent consideration payable. These trends continued throughout fiscal 2012 and the Company recognized a non-cash credit to operations of $1.0 million to write off the remaining balance of the estimated contingent consideration payable in fiscal 2012. These credits were recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings.

3.  Discontinued Operations

In June 2011, the Company announced the closing of the ReadyMade brand. In connection with this closing, the Company recorded a write-down of various assets, primarily deferred subscription acquisition costs, of ReadyMade magazine totaling $4.2 million.

The results of the ReadyMade magazine have been segregated from continuing operations and reported as discontinued operations for all periods presented. The ReadyMade charge is reflected in the costs and expenses line below. Amounts applicable to discontinued operations that have been reclassified in the Consolidated Statements of Earnings are as follows:

Years ended June 30,	2011	2010
(In thousands except per share data)
Revenues	$5,813	$4,899
Costs and expenses	(12,662)	(7,637)
Loss before income taxes	(6,849)	(2,738)
Income taxes	2,671	1,067
Loss from discontinued operations	$(4,178)	$(1,671)
Loss per share from discontinued operations
Basic	$(0.09)	$(0.04)
Diluted	(0.09)	(0.04)

4.  Inventories

Inventories consist of paper stock, editorial content, and books. Of total net inventory values, 38 percent at June 30, 2012, and 46 percent at June 30, 2011, were determined using the LIFO method. LIFO inventory expense (income) included in the Consolidated Statements of Earnings was $(0.7) million in fiscal 2012, $3.7 million in fiscal 2011, and $(4.6) million in fiscal 2010.

June 30,	2012	2011
(In thousands)
Raw materials	$13,405	$15,633
Work in process	13,767	11,723
Finished goods	2,138	1,609
	29,310	28,965
Reserve for LIFO cost valuation	(6,751)	(7,436)
Inventories	$22,559	$21,529

5.  Intangible Assets and Goodwill

Intangible assets consist of the following:

June 30,	2012			2011
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Noncompete agreements	$240	$(240)	$—	$480	$(424)	$56
Advertiser relationships	28,352	(19,875)	8,477	18,400	(15,772)	2,628
Customer lists	14,437	(8,203)	6,234	11,330	(5,889)	5,441
Other	10,605	(1,509)	9,096	4,450	(3,256)	1,194
Local media
Network affiliation agreements	218,559	(112,641)	105,918	218,559	(107,750)	110,809
Total	$272,193	$(142,468)	129,725	$253,219	$(133,091)	120,128
Intangible assets not subject to amortization
National media
Internet domain names			1,916			1,166
Trademarks			155,546			124,731
Local media
FCC licenses			299,076			299,076
Total			456,538			424,973
Intangible assets, net			$586,263			$545,101

Amortization expense was $12.3 million in fiscal 2012, $9.9 million in fiscal 2011, and $9.4 million in fiscal 2010. Future amortization expense for intangible assets is expected to be as follows:  $12.5 million in fiscal 2013, $11.2 million in fiscal 2014, $8.8 million in fiscal 2015, $7.1 million in fiscal 2016, and $5.7 million in fiscal 2017.

Changes in the carrying amount of national media goodwill were as follows:

(In thousands)
Balance at June 30, 2010	$489,334
Acquisitions	34,758
Other adjustments	942
Balance at June 30, 2011	525,034
Acquisitions	208,093
Balance at June 30, 2012	$733,127

For certain acquisitions consummated prior to July 1, 2009, the sellers were entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. The additional purchase consideration was recorded as additional goodwill on our Consolidated Balance Sheet when the contingencies were resolved. For the years ended June 30, 2012 and 2011, the Company recognized additional consideration of $2.4 million and $18.2 million, respectively, which increased goodwill.

Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2012, 2011, and 2010. No impairments were recorded as a result of those reviews.

6.  Restructuring Accrual

In March 2012, management committed to a performance improvement plan related primarily to business realignments that included selected workforce reductions. In connection with this plan, the Company recorded a pre-tax restructuring charge of $13.8 million including severance and benefit costs of $10.0 million related to the involuntary termination of employees, accruals for vacated lease space of $2.7 million, the write-off of deferred subscription acquisition costs of $0.7 million, and other miscellaneous write-offs of $0.4 million. The majority of severance costs will be paid out over the first nine months of fiscal 2013. The plan affected approximately 180 employees. The Company also recorded $0.6 million in reversals of excess restructuring reserves accrued in prior fiscal years. The restructuring charge and credit for the reversal of excess restructuring reserves are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings.

In June 2011, management committed to a performance improvement plan that included selected workforce reductions. In connection with this plan the Company recorded a pre-tax restructuring charge of $6.4 million for severance costs related to the involuntary termination of employees and other accruals of $0.1 million. The plan affected approximately 80 employees. The majority of severance costs have been paid out. During fiscal 2011, the Company recorded $0.6 million in reversals of excess restructuring reserves accrued in prior fiscal years. The restructuring charge and the credit for the reversal of excess restructuring reserve are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings.

In March 2010, the Company committed to the realignment of its national media digital operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $1.7 million for severance costs, which is recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings. The plan affected approximately 30 employees.

In December 2009, in response to the recessionary economy and the related decreases in consumer and advertising spending, management committed to a performance improvement plan to reposition our special interest media operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $5.5 million, including severance costs of $2.2 million and the write-off of deferred subscription acquisition costs of $1.8 million, which are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings, and the write-off of manuscript and art inventory of $1.5 million, which is recorded in the production, distribution, and editorial line in the Consolidated Statements of Earnings. The plan affected approximately 45 employees.

In fiscal 2010, the Company recorded a $2.7 million reversal of excess restructuring accruals previously accrued by the Company in prior fiscal years. This credit to operating expenses is recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual are as follows:

Years ended June 30,	2012	2011
(In thousands)
Balance at beginning of year	$8,042	$5,538
Severance accrual	9,955	6,457
Other accruals	2,703	131
Cash payments	(9,464)	(3,467)
Reversal of excess accrual and other	(592)	(617)
Balance at end of year	$10,644	$8,042

7.  Long-term Debt

Long-term debt consists of the following:

June 30,	2012	2011
(In thousands)
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/25/2013	$65,000	$70,000
Revolving credit facility of $150 million, due 6/16/2013	40,000	—

Private placement notes
5.04% senior notes, due 6/16/2012	—	50,000
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
2.62% senior notes, due 3/1/2015	50,000	—
3.04% senior notes, due 3/1/2016	50,000	—
3.04% senior notes, due 3/1/2017	50,000	—
3.04% senior notes, due 3/1/2018	50,000	—
Total long-term debt	380,000	195,000
Current portion of long-term debt	(105,000)	(50,000)
Long-term debt	$275,000	$145,000

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2013	$105,000
2014	50,000
2015	75,000
2016	50,000
2017	50,000
2018	50,000
Total long-term debt	$380,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2012, $148.2 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at June 30, 2012, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed bank facility renews next on April 25, 2013. The interest rate on the asset-backed bank facility is based on a fixed spread over LIBOR. The weighted average effective interest rate was 1.33 percent as of June 30, 2012.We expect to renew the asset-backed bank facility on or before its expiration date under substantially similar terms.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. The weighted average effective interest rate was 2.74 percent as of June 30, 2012. The revolving credit facility expires on June 16, 2013. We expect to renew the revolving facility on or before its expiration date under substantially similar terms.

Interest rates on the private placement notes range from 2.62 percent to 7.19 percent at June 30, 2012. The weighted average interest rate on the private placement notes outstanding at June 30, 2012 was 4.01 percent.

All of the Company's debt agreements include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. The most significant financial covenants require a ratio of debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements) less than 3.75 and a ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements) to interest expense of greater than 2.75. The Company was in compliance with these and all other debt covenants at June 30, 2012.

Interest expense related to long-term debt totaled $12.0 million in fiscal 2012, $11.9 million in fiscal 2011, and $17.3 million in fiscal 2010.

At June 30, 2012, Meredith had credit available under the asset-backed bank facility of up to $35.0 million (depending on levels of accounts receivable) and had $110.0 million of credit available under the revolving credit facility with an option to request up to another $150.0 million. The commitment fee for the asset-backed bank facility ranges from 0.425 percent to 0.475 percent of the unused commitment based on utilization levels. The commitment fee for the revolving credit facility ranges from 0.250 percent to 0.625 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2012 were not material.

8.  Income Taxes

The following table shows income tax expense (benefit) attributable to earnings from continuing operations:

Years ended June 30,	2012	2011	2010
(In thousands)
Currently payable
Federal	$9,911	$35,919	$14,294
State	1,222	6,558	4,603
Foreign	103	29	—
	11,236	42,506	18,897
Deferred
Federal	49,046	33,581	40,446
State	8,153	5,248	1,612
Foreign	68	(592)	—
	57,267	38,237	42,058
Income taxes	$68,503	$80,743	$60,955

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2012	2011	2010
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	3.5	3.6	3.8
Adjustment to deferred tax assets and liabilities for
enacted changes in tax laws and rates	—	—	(2.2)
Other	1.1	(0.6)	—
Effective income tax rate	39.6%	38.0%	36.6%

The Company's effective tax rate from continuing operations was 39.6 percent in fiscal 2012, 38.0 percent in fiscal 2011, and 36.6 percent in fiscal 2010. The fiscal 2012 rate reflected the tax consequences of a smaller current year decrease in the fair value of the acquisition-related contingent consideration and smaller tax benefits realized due to expiring federal and state statutes of limitations. The fiscal 2011 rate reflected the tax consequences of the decrease in the fair value of the acquisition-related contingent consideration and tax benefits realized due to expiring federal and state statutes of limitations. The fiscal 2010 rate reflected a favorable adjustment made to deferred income tax liabilities as a result of enacted state and local legislation, tax benefits from the resolution of a state and local tax contingency, and tax benefits realized due to expiring federal and state statutes of limitations.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2012	2011
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$12,877	$13,784
Compensation and benefits	48,274	37,745
Indirect benefit of uncertain state and foreign tax positions	11,196	11,279
All other assets	6,866	2,368
Total deferred tax assets	79,213	65,176
Valuation allowance	(972)	(895)
Net deferred tax assets	78,241	64,281
Deferred tax liabilities
Subscription acquisition costs	57,456	41,547
Accumulated depreciation and amortization	209,122	160,334
Gains from dispositions	23,872	22,757
All other liabilities	5,925	4,695
Total deferred tax liabilities	296,375	229,333
Net deferred tax liability	$218,134	$165,052

The Company's deferred tax assets are more likely than not to be fully realized except for a valuation allowance of $1.0 million that was recorded for capital losses booked in fiscal 2012, fiscal 2011, and fiscal 2010. The net current portions of deferred tax assets and liabilities are included in accrued expenses-other taxes and expenses at June 30, 2012 and 2011, in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years ended June 30,	2012	2011
(In thousands)
Balance at beginning of year	$42,534	$42,359
Increases in tax positions for prior years	315	—
Decreases in tax positions for prior years	(305)	(780)
Increases in tax positions for current year	3,897	6,337
Settlements	(837)	—
Lapse in statute of limitations	(6,440)	(5,382)
Balance at end of year	$39,164	$42,534

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $23.1 million as of June 30, 2012, and $22.7 million as of June 30, 2011. The uncertain tax benefit recognized during fiscal 2012 from lapse in statute of limitations that related to income tax positions on temporary differences was $5.5 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $7.3 million as of June 30, 2012 and 2011. There was no net increase of the accrual for accrued interest and penalties in fiscal 2012.

The total amount of unrecognized tax benefits at June 30, 2012, may change significantly within the next 12 months, decreasing by an estimated range of $4.6 million to $28.6 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company's federal tax returns have been audited through fiscal 2002, and are closed by expiration of the statute of limitations for fiscal 2003, fiscal 2004, and fiscal 2005. Fiscal 2006 through fiscal 2010 are currently under the jurisdiction of IRS Appeals. The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2005.

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

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $8.4 million in fiscal 2012, $8.1 million in fiscal 2011, and $13.5 million in fiscal 2010. Fiscal 2010 contribution expense included $5.4 million that was a special one-time contribution authorized by the Company's Board of Directors based on the Company achieving certain operating profit targets in fiscal 2010.

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

Obligations and Funded Status
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	Pension		Postretirement
June 30,	2012	2011	2012	2011
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$125,689	$116,949	$15,271	$15,934
Service cost	9,434	9,647	450	476
Interest cost	5,987	5,297	798	792
Participant contributions	—	—	795	844
Plan amendments	—	472	—	—
Actuarial loss	7,853	1,976	(805)	(858)
Benefits paid (including lump sums)	(11,676)	(8,652)	(1,534)	(1,917)
Benefit obligation, end of year	$137,287	$125,689	$14,975	$15,271

Change in plan assets
Fair value of plan assets, beginning of year	$131,003	$113,576	$—	$—
Actual return on plan assets	4,696	25,553	—	—
Employer contributions	545	526	739	1,073
Participant contributions	—	—	795	844
Benefits paid (including lump sums)	(11,676)	(8,652)	(1,534)	(1,917)
Fair value of plan assets, end of year	$124,568	$131,003	$—	$—

Over (under) funded status, end of year	$(12,719)	$5,314	$(14,975)	$(15,271)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

Fair value measurements for pension assets as of June 30, 2012, follow:

June 30, 2012	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Investments in registered investment companies	$124,464	$70,214	$54,250	$—
Pooled separate accounts	104	—	104	—
Total assets at fair value	$124,568	$70,214	$54,354	$—

Fair value measurements for pension assets as of June 30, 2011, follow:

June 30, 2011	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Investments in registered investment companies	$130,254	$73,296	$56,958	$—
Pooled separate accounts	749	—	749	—
Total assets at fair value	$131,003	$73,296	$57,707	$—

Refer to Note 15 for a discussion of the three levels in the hierarchy of fair values.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
June 30,	2012	2011	2012	2011
(In thousands)
Other assets
Prepaid benefit cost	$11,562	$23,128	$—	$—
Accrued expenses-compensation and benefits
Accrued benefit liability	(1,478)	(892)	(912)	(1,060)
Other noncurrent liabilities
Accrued benefit liability	(22,803)	(16,922)	(14,063)	(14,211)
Net amount recognized, end of year	$(12,719)	$5,314	$(14,975)	$(15,271)

The accumulated benefit obligation for all defined benefit pension plans was $122.9 million and $112.7 million at June 30, 2012 and 2011, respectively.

The following table provides information about pension plans with projected benefit obligations in excess of plan assets:

June 30,	2012	2011
(In thousands)
Projected benefit obligation	$24,334	$17,924
Fair value of plan assets	52	110

The following table provides information about pension plans with accumulated benefit obligations in excess of plan assets:

June 30,	2012	2011
(In thousands)
Accumulated benefit obligation	$19,508	$14,036
Fair value of plan assets	52	110

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:

	Pension			Postretirement
Years ended June 30,	2012	2011	2010	2012	2011	2010
(In thousands)
Components of net periodic benefit costs
Service cost	$9,434	$9,647	$8,568	$450	$476	$422
Interest cost	5,987	5,297	5,777	798	792	907
Expected return on plan assets	(10,014)	(8,688)	(8,152)	—	—	—
Prior service cost amortization	368	373	853	(536)	(734)	(736)
Actuarial loss amortization	1,605	4,665	4,926	—	—	—
Settlement charge	—	—	(94)	—	—	—
Net periodic benefit costs	$7,380	$11,294	$11,878	$712	$534	$593

Amounts recognized in the accumulated other comprehensive loss component of shareholders' equity for Company-sponsored plans were as follows:

June 30, 2012	Pension	Postretirement	Total
(In thousands)
Unrecognized net actuarial losses, net of taxes	$23,290	$(52)	$23,238
Unrecognized prior service credit (costs), net of taxes	621	(1,434)	(813)
Total	$23,911	$(1,486)	$22,425

During fiscal 2013, the Company expects to recognize as part of its net periodic benefit costs approximately $3.2 million of net actuarial losses, $0.4 million of prior-service costs for the pension plans, and $0.5 million of prior service credit for the postretirement plan that are included, net of taxes, in the accumulated other comprehensive loss component of shareholders' equity at June 30, 2012.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension		Postretirement
June 30,	2012	2011	2012	2011
Weighted average assumptions
Discount rate	3.50%	4.65%	4.10%	5.25%
Rate of compensation increase - year one	3.50%	4.50%	3.50%	4.50%
Rate of compensation increase - subsequent years	3.50%	4.50%	3.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	8.00%	8.50%
Ultimate level	NA	NA	5.00%	5.00%
Years to ultimate level	NA	NA	6 years	7 years
NA-Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension			Postretirement
Years ended June 30,	2012	2011	2010	2012	2011	2010
Weighted average assumptions
Discount rate	4.65%	4.50%	5.75%	5.25%	5.00%	6.20%
Expected return on plan assets	8.00%	8.25%	8.25%	NA	NA	NA
Rate of compensation increase - year one	4.50%	4.50%	0.00%	4.50%	4.50%	0.00%
Rate of compensation increase - subsequent years	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	NA	8.50%	9.00%	7.50%
Ultimate level	NA	NA	NA	5.00%	5.00%	5.00%
Years to ultimate level	NA	NA	NA	7 yrs	8 yrs	5 yrs
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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2012	$68	$(37)
Effect on postretirement benefit obligation as of June 30, 2012	864	(712)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	2012 Allocation		2011 Allocation
June 30,	Target	Actual	Target	Actual
Domestic equity securities	35%	34%	35%	34%
Fixed income investments	30%	32%	30%	31%
International equity securities	25%	24%	25%	25%
Global equity securities	10%	10%	10%	10%
Fair value of plan assets	100%	100%	100%	100%

Meredith's investment policy seeks to maximize investment returns while balancing the Company's tolerance for risk. The plan fiduciaries oversee the investment allocation process. This includes selecting investment managers, setting long-term strategic targets, and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range, or elect to rebalance the portfolio within the targeted range. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks and between growth and value stocks and small and large capitalizations. The primary investment strategy currently employed is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position. This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed-income) as funding levels improve. The reverse effect occurs when funding levels decrease.

Equity securities did not include any Meredith Corporation common or Class B stock at June 30, 2012 or 2011.

Cash Flows
Although we do not have a minimum funding requirement for the pension plans in fiscal 2013, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2013. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $0.9 million to its postretirement plan in fiscal 2013.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits	Postretirement Benefits
(In thousands)
2013	$14,010	$912
2014	22,484	920
2015	14,228	884
2016	13,216	930
2017	15,241	974
2018-2022	80,668	5,062

Other
The Company maintains collateral assignment split-dollar life insurance arrangements on certain key officers and retirees. The net periodic pension cost for fiscal 2012, 2011, and 2010 was $224,000, $189,000, and $172,000, respectively, and the accrued liability at June 30, 2012 and 2011, was $3.6 million and $3.2 million, respectively.

10.  Earnings Per Share

The calculation of basic earnings per share for each period is based on the weighted average number of common and Class B shares outstanding during the period. The calculation of diluted earnings per share for each period is based on the weighted average number of common and Class B shares outstanding during the period plus the effect, if any, of dilutive common stock equivalent shares.

The following table presents the calculations of earnings per share:

Years ended June 30,	2012	2011	2010
(In thousands except per share data)
Earnings from continuing operations	$104,372	$131,610	$105,634
Basic average shares outstanding	44,825	45,497	45,289
Dilutive effect of stock options and equivalents	275	335	255
Diluted average shares outstanding	45,100	45,832	45,544
Earnings per share from continuing operations
Basic	$2.33	$2.89	$2.34
Diluted	2.31	2.87	2.32

In addition, antidilutive options excluded from the above calculations totaled 4,239,000 options for the year ended June 30, 2012 ($42.66 weighted average exercise price), 3,883,300 options for the year ended June 30, 2011 ($36.52 weighted average exercise price), and 4,471,400 options for the year ended June 30, 2010 ($42.98 weighted average exercise price).

11.  Capital Stock

The Company has two classes of common stock outstanding: common and Class B. Each class receives equal dividends per share. Class B stock, which has 10 votes per share, is not transferable as Class B stock except to family members of the holder or certain other related entities. At any time, Class B stock is convertible, share for share, into common stock with one vote per share. Class B stock transferred to persons or entities not entitled to receive it as Class B stock will automatically be converted and issued as common stock to the transferee. The principal market for trading the Company's common stock is the New York Stock Exchange (trading symbol MDP). No separate public trading market exists for the Company's Class B stock.

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock on the open market. In May 2008, the Board approved the repurchase of 2.0 million shares. In November 2011, repurchases under this authorization were completed. In October 2011, the Board approved the repurchase of $100.0 million of shares.

Repurchases under these authorizations were as follows:

Years ended June 30,	2012	2011	2010
(In thousands)
Number of shares	976	768	188
Cost at market value	$26,881	$24,895	$6,274

As of June 30, 2012, $87.1 million remained available under the current authorization for future repurchases.

12.  Common Stock and Share-based Compensation Plans

As of June 30, 2012, Meredith had an employee stock purchase plan and a stock incentive plan, both of which were shareholder-approved. A more detailed description of these plans follows. Compensation expense recognized for these plans was $10.5 million in fiscal 2012, $8.9 million in fiscal 2011, and $10.8 million in fiscal 2010. The total income tax benefit recognized in earnings was $3.9 million in fiscal 2012, $3.3 million in fiscal 2011, and $4.1 million in fiscal 2010.

Employee Stock Purchase Plan

Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85.0 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. One million common shares are authorized and approximately 78,000 shares remain available for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using the Black-Scholes option-pricing model. The term of the option is three months, the term of the offering period. The expected stock price volatility was approximately 32 percent in fiscal 2012, 31 percent in fiscal 2011, and 26 percent in fiscal 2010. Information about the shares issued under this plan is as follows:

Years ended June 30,	2012	2011	2010
Shares issued (in thousands)	135	117	123
Average fair value	$4.43	$5.17	$4.90
Average purchase price	22.60	27.48	24.73
Average market price	29.15	33.17	31.47

Stock Incentive Plan

Meredith has a stock incentive plan that permits the Company to issue up to 3.8 million shares in the form of stock options, restricted stock, stock equivalent units, restricted stock units, performance shares, and performance cash awards to key employees and directors of the Company. An additional 3.5 million shares were authorized for this plan in November 2009. Approximately 4.0 million shares are available for future awards under the plan as of June 30, 2012. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the employees' interests with those of shareholders.

The Company has awarded restricted shares of common stock to eligible key employees and to non-employee directors under the plan. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards generally vest over three or five years. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants net of estimated forfeitures are amortized over the vesting periods. The Company's restricted stock activity during the year ended June 30, 2012, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2011	397	$32.17
Granted	245	25.97
Vested	(31)	30.15
Forfeited	(51)	28.71
Nonvested at June 30, 2012	560	29.88	$17,883

As of June 30, 2012, there was $5.0 million of unearned compensation cost related to restricted stock granted under the plan. That cost is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2012, 2011, and 2010 was $25.97, $32.97, and $28.58, respectively. The total fair value of shares vested during the years ended June 30, 2012, 2011, and 2010, was $0.9 million, $0.7 million, and $0.9 million, respectively.

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

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2012:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value
(Units in thousands)
Balance at June 30, 2011	134	$37.80
Additions	34	28.18
Converted to common stock	(7)	33.41
Balance at June 30, 2012	161	35.96

The total intrinsic value of stock equivalent units converted to common stock was zero for all years.

In fiscal 2009, the Company awarded performance-based restricted stock to eligible key employees under the plan. These shares of performance-based restricted stock vested because the Company attained a specified return on equity goal for the subsequent three-year period ended June 30, 2011. The awards were recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial value of the grant net of estimated forfeitures was amortized over the vesting period as the performance criteria were met. The stock vested in August 2011. The Company's performance-based restricted stock activity during the year ended June 30, 2012, was as follows:

Performance-based Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2011	134	$28.56
Vested	(134)	28.56
Forfeited	—	—
Nonvested at June 30, 2012	—	—	$—

No performance-based restricted stock was granted in fiscal 2012, fiscal 2011, or fiscal 2010.

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

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options and Aggregate Intrinsic Value in thousands)
Outstanding July 1, 2011	5,759	$39.22
Granted	787	25.78
Exercised	(56)	28.20
Forfeited	(642)	34.30
Outstanding June 30, 2012	5,848	38.06	4.9	$10,968
Exercisable June 30, 2012	3,774	43.28	3.2	3,537

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

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2012	2011	2010
Risk-free interest rate	0.4-1.6%	1.7-2.1%	3.0-3.3%
Expected dividend yield	5.00%	2.64%	3.09%
Expected option life	7-8 yrs	7-8 yrs	6-8 yrs
Expected stock price volatility	32%	31%	25-26%
Weighted average stock price volatility	32.00%	31.00%	25.96%

The weighted average grant date fair value of options granted during the years ended June 30, 2012, 2011, and 2010, was $4.45, $8.28, and $6.29, respectively. The total intrinsic value of options exercised during the years ended June 30, 2012, 2011, and 2010 was $0.2 million, $0.7 million, and $1.1 million, respectively. As of June 30, 2012, there was $2.6 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2012, 2011, and 2010 was $1.6 million, $4.8 million, and $5.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million, $0.3 million, and $0.4 million, respectively, for the years ended June 30, 2012, 2011, and 2010.

13.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $21.1 million in fiscal 2012, $19.3 million in fiscal 2011, and $18.3 million in fiscal 2010.

Below are the minimum rental commitments at June 30, 2012, under all noncancelable operating leases due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2013	$18,468
2014	17,771
2015	17,481
2016	15,305
2017	10,612
Later years	95,883
Total minimum rentals	$175,520

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2026. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar properties.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable contracts amounted to $13.2 million at June 30, 2012. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, was $12.6 million at June 30, 2012.

The table shows broadcast rights payments due in succeeding fiscal years:

Years ending June 30,	Recorded Commitments	Unavailable Rights
(In thousands)
2013	$6,752	$5,285
2014	3,133	5,514
2015	525	1,209
2016	22	337
2017	14	307
Later years	1	535
Total amounts payable	$10,447	$13,187

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

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances:

	Minimum Pension/Post Retirement Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2009	$(30,374)	$(1,254)	$(31,628)
Current-year adjustments, pretax	3,884	2,055	5,939
Tax expense	(1,515)	(801)	(2,316)
Other comprehensive income	2,369	1,254	3,623
Balance at June 30, 2010	(28,005)	—	(28,005)
Current-year adjustments, pretax	19,414	—	19,414
Tax expense	(7,572)	—	(7,572)
Other comprehensive income	11,842	—	11,842
Balance at June 30, 2011	(16,163)	—	(16,163)
Current-year adjustments, pretax	(11,397)	—	(11,397)
Tax expense	4,445	—	4,445
Other comprehensive loss	(6,952)	—	(6,952)
Balance at June 30, 2012	$(23,115)	$—	$(23,115)

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

The carrying amount and estimated fair value of broadcast rights payable were $10.4 million and $10.2 million, respectively, as of June 30, 2012, and $14.0 million and $13.5 million, respectively, as of June 30, 2011. The fair value of broadcast rights payable was determined using the present value of future cash flows discounted at the Company's current borrowing rate with inputs included in Level 3.

The carrying amount and estimated fair value of long-term debt were $380.0 million and $384.9 million, respectively, as of June 30, 2012, and $195.0 million and $205.1 million, respectively, as of June 30, 2011. The fair value of long-term debt was determined using the present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities with inputs included in Level 2.

As of June 30, 2012, the Company had assets related to its qualified pension plans measured at fair value. The required disclosures regarding such assets are presented within Note 9. In addition, the Company has a liability related to contingent consideration payable that is valued at estimated fair value as discussed in Note 2. The Company does not have any other assets or liabilities recognized at fair value.

16.  Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media and local media. The national media segment includes magazine publishing, customer relationship marketing, digital and mobile media, brand licensing, database-related activities, and other related operations. The local media segment consists primarily of the operations of network-affiliated television stations. Virtually all of the Company's revenues are generated in the U.S. and substantially all of the assets reside within the U.S. There are no material intersegment transactions.

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets is the amortization of broadcast rights in the local media segment. Broadcast rights amortization totaled $11.9 million in fiscal 2012, $17.1 million in fiscal 2011, and $22.6 million in fiscal 2010.

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

The following table presents financial information by segment:

Years ended June 30,	2012	2011	2010
(In thousands)
Revenues
National media	$1,060,385	$1,078,222	$1,100,469
Local media	316,302	322,258	282,362
Total revenues	$1,376,687	$1,400,480	$1,382,831

Operating profit
National media	$133,020	$179,628	$170,161
Local media	88,291	87,852	52,910
Unallocated corporate	(35,540)	(42,189)	(37,949)
Income from operations	$185,771	$225,291	$185,122

Depreciation and amortization
National media	$17,617	$13,516	$14,397
Local media	24,732	24,003	24,417
Unallocated corporate	1,977	2,026	2,075
Total depreciation and amortization	$44,326	$39,545	$40,889

Assets
National media	$1,332,505	$998,829	$992,574
Local media	589,096	595,633	609,218
Unallocated corporate	94,698	118,367	125,524
Total assets	$2,016,299	$1,712,829	$1,727,316

Capital expenditures
National media	$8,544	$8,636	$2,277
Local media	13,385	14,431	18,807
Unallocated corporate	13,789	6,839	3,637
Total capital expenditures	$35,718	$29,906	$24,721

17.  Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$258,612	$244,315	$267,603	$289,855	$1,060,385
Local media	69,297	84,402	77,910	84,693	316,302
Total revenues	$327,909	$328,717	$345,513	$374,548	$1,376,687
Operating profit
National media	$36,004	$35,797	$23,330	$37,889	$133,020
Local media	11,057	27,156	22,654	27,424	88,291
Unallocated corporate	(8,840)	(8,093)	(7,684)	(10,923)	(35,540)
Income from operations	$38,221	$54,860	$38,300	$54,390	$185,771

Earnings from continuing operations	$21,627	$31,594	$21,169	$29,982	$104,372
Discontinued operations	—	—	—	—	—
Net earnings	$21,627	$31,594	$21,169	$29,982	$104,372

Basic earnings per share
Earnings from continuing operations	$0.48	$0.70	$0.47	$0.67	$2.33
Net earnings	0.48	0.70	0.47	0.67	2.33

Diluted earnings per share
Earnings from continuing operations	0.48	0.70	0.47	0.67	2.31
Net earnings	0.48	0.70	0.47	0.67	2.31

Dividends per share	0.2550	0.3825	0.3825	0.3825	1.4025

In the third quarter of fiscal 2012, the Company recorded a pre-tax restructuring charge of $13.8 million. Partially offsetting these charges was a reversal of excess restructuring accrual previously recorded by the national media segment and a $1.0 million reduction in contingent consideration payable.

As a result of changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

Year ended June 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$266,715	$268,483	$267,886	$275,138	$1,078,222
Local media	76,025	97,450	70,995	77,788	322,258
Total revenues	$342,740	$365,933	$338,881	$352,926	$1,400,480
Operating profit
National media	$39,630	$42,200	$48,467	$49,331	$179,628
Local media	16,728	38,549	13,281	19,294	87,852
Unallocated corporate	(8,176)	(10,236)	(9,399)	(14,378)	(42,189)
Income from operations	$48,182	$70,513	$52,349	$54,247	$225,291

Earnings from continuing operations	$26,062	$41,097	$31,176	$33,275	$131,610
Discontinued operations	(355)	(540)	(339)	(2,944)	(4,178)
Net earnings	$25,707	$40,557	$30,837	$30,331	$127,432

Basic earnings per share
Earnings from continuing operations	$0.58	$0.90	$0.69	$0.73	$2.89
Net earnings	0.57	0.89	0.68	0.67	2.80

Diluted earnings per share
Earnings from continuing operations	0.57	0.89	0.68	0.73	2.87
Net earnings	0.56	0.88	0.67	0.66	2.78

Dividends per share	0.2300	0.2300	0.2550	0.2550	0.9700

In the fourth quarter of fiscal 2011, the Company recorded a pre-tax restructuring charge of $6.4 million for severance costs, other accruals of $0.1 million, and the write-down of certain identifiable intangibles of $0.9 million. Also in the fourth quarter, the Company recorded a reduction in contingent consideration payable of $6.3 million and $0.6 million in reversals of excess restructuring reserves accrued in prior fiscal years.

Additionally, during the fourth quarter of fiscal 2011, the Company announced the closing of the ReadyMade brand. In connection with this closing, the Company recorded a pre-tax write-down of various assets, primarily deferred subscription acquisition costs, of ReadyMade magazine of $4.2 million.

As a result of changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

Meredith Corporation and Subsidiaries
FIVE-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2012	2011	2010	2009	2008
(In thousands except per share data)
Results of operations
Revenues	$1,376,687	$1,400,480	$1,382,831	$1,404,834	$1,548,462
Costs and expenses	1,146,590	1,135,644	1,156,820	1,199,854	1,256,765
Depreciation and amortization	44,326	39,545	40,889	42,573	49,144
Nonrecurring items	—	—	—	294,529	—
Income (loss) from operations	185,771	225,291	185,122	(132,122)	242,553
Net interest expense	(12,896)	(12,938)	(18,533)	(20,121)	(21,300)
Income taxes	(68,503)	(80,743)	(60,955)	51,569	(86,510)
Earnings (loss) from continuing operations	104,372	131,610	105,634	(100,674)	134,743
Discontinued operations	—	(4,178)	(1,671)	(6,410)	(71)
Net earnings (loss)	$104,372	$127,432	$103,963	$(107,084)	$134,672
Basic per share information
Earnings (loss) from continuing operations	$2.33	$2.89	$2.34	$(2.24)	$2.87
Discontinued operations	—	(0.09)	(0.04)	(0.14)	—
Net earnings (loss)	$2.33	$2.80	$2.30	$(2.38)	$2.87
Diluted per share information
Earnings (loss) from continuing operations	$2.31	$2.87	$2.32	$(2.24)	$2.83
Discontinued operations	—	(0.09)	(0.04)	(0.14)	—
Net earnings (loss)	$2.31	$2.78	$2.28	$(2.38)	$2.83
Average diluted shares outstanding	45,100	45,832	45,544	45,042	47,585
Other per share information
Dividends	$1.4025	$0.9700	$0.9100	$0.8800	$0.8000
Stock price-high	35.00	37.51	38.08	31.31	62.50
Stock price-low	21.10	28.92	23.61	10.60	28.01
Financial position at June 30,
Current assets	$359,436	$333,738	$381,427	$340,140	$403,090
Working capital	(123,150)	(75,254)	(56,879)	(9,076)	(40,047)
Total assets	2,016,299	1,712,829	1,727,316	1,669,303	2,059,620
Long-term obligations (including current portion)	390,447	208,979	318,853	402,411	513,327
Shareholders' equity	797,445	774,985	688,345	609,383	787,855
Number of employees at June 30,	3,366	3,192	3,182	3,276	3,572

NOTES TO FIVE-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

General
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

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2012
Reserve for doubtful accounts	$6,379	$4,841	$—	$(2,094)	$9,126
Reserve for returns	4,444	13,763	—	(13,897)	4,310
Total	$10,823	$18,604	$—	$(15,991)	$13,436
Fiscal year ended June 30, 2011
Reserve for doubtful accounts	$6,763	$4,506	$—	$(4,890)	$6,379
Reserve for returns	4,217	11,974	—	(11,747)	4,444
Total	$10,980	$16,480	$—	$(16,637)	$10,823
Fiscal year ended June 30, 2010
Reserve for doubtful accounts	$10,999	$4,315	$—	$(8,551)	$6,763
Reserve for returns	2,811	12,058	—	(10,652)	4,217
Total	$13,810	$16,373	$—	$(19,203)	$10,980

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of June 30, 2012. On the basis of this evaluation, Meredith's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of that evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2012.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 41.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 2012, under the captions "Election of Directors," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance," and in Part I of this Form 10-K beginning on page 10 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 2012, under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 2012, under the captions "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The following table sets forth information with respect to the Company's common stock that may be issued under all equity compensation plans of the Company in existence as of June 30, 2012. All of the equity compensation plans for which information is included in the following table have been approved by shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans
approved by shareholders	5,848,231	$38.06	3,983,814
Equity compensation plans not
approved by shareholders	None	NA	None
Total	5,848,231	$38.06	3,983,814
NA - Not applicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 2012, under the captions "Related Person Transaction Policy and Procedures" and "Corporate Governance - Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 2012, under the caption "Audit Committee Disclosure" and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2012 and 2011
Consolidated Statements of Earnings for the Years Ended June 30, 2012, 2011, and 2010
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2012, 2011, and 2010
Consolidated Statements of Cash Flows for the Years Ended June 30, 2012, 2011, and 2010
Notes to Consolidated Financial Statements
Five-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2012, 2011, and 2010

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

4.4
Note Purchase Agreement dated as of February 29, 2012, among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 1, 2012.

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

10.10
Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.11
Letter employment agreement dated February 14, 2005, between Meredith Corporation and Paul A. Karpowicz is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 10, 2005. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.*

10.12
Employment Agreement dated January 20, 2006, and re-executed August 24, 2009, between Meredith Corporation and Stephen M. Lacy is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed November 10, 2009.*

10.13
Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.*

10.14
Letter employment agreement dated September 26, 2008, between Meredith Corporation and Joseph H. Ceryanec is incorporated herein by reference to the Company's Current Report on Form 8-K filed October 1, 2008. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.*

10.15
Employment Agreement dated August 2, 2010, between Meredith Corporation and Thomas H. Harty is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2010.*

10.16
Receivables Sale Agreement dated as of April 9, 2002 among Meredith Corporation, as Sole Initial Originator and Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation), as buyer is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

10.17
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

10.18
Parent Guarantee from Meredith Corporation dated as of April 25, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011.

10.19
Form of Continuing Restricted Stock Agreement for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2011.*

10.20
Form of Continuing Nonqualified Stock Option Award Agreement for Non-Employee Directors is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2011.*

10.21
Form of Restricted Stock Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012.*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

The Company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt of the Company for which the amount authorized thereunder does not exceed 10 percent of the total assets of the Company on a consolidated basis.

*	Management contract or compensatory plan or arrangement

**
Furnished with this report. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth specific reference in such filing.

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

/s/ Joseph Ceryanec	/s/ Stephen M. Lacy
Joseph Ceryanec, Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)	Stephen M. Lacy, Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ D. Mell Meredith Frazier	/s/ Mary Sue Coleman
D. Mell Meredith Frazier, Vice Chairman of the Board and Director	Mary Sue Coleman, Director

/s/ James R. Craigie	/s/ Frederick B. Henry
James R. Craigie, Director	Frederick B. Henry, Director

/s/ Joel W. Johnson	/s/ Philip A. Marineau
Joel W. Johnson, Director	Philip A. Marineau, Director

/s/ Elizabeth E. Tallett
Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of August 20, 2012.

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