Form 10-Q
period 2012-09-30
MEREDITH CORP
filed 2012-10-25
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2012
Common shares	36,091,421
Class B shares	8,418,667
Total common and Class B shares	44,510,088

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2012	June 30, 2012
(In thousands)
Current assets
Cash and cash equivalents	$27,572	$25,820
Accounts receivable, net	222,824	215,526
Inventories	25,067	22,559
Current portion of subscription acquisition costs	80,440	75,446
Current portion of broadcast rights	8,785	3,408
Other current assets	19,095	16,677
Total current assets	383,783	359,436
Property, plant, and equipment	458,854	455,271
Less accumulated depreciation	(267,969)	(260,967)
Net property, plant, and equipment	190,885	194,304
Subscription acquisition costs	84,494	75,368
Broadcast rights	2,859	943
Other assets	67,221	66,858
Intangible assets, net	581,837	586,263
Goodwill	734,627	733,127
Total assets	$2,045,706	$2,016,299

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$50,000	$105,000
Current portion of long-term broadcast rights payable	12,195	6,752
Accounts payable	50,943	72,911
Accrued expenses and other liabilities	114,180	117,071
Current portion of unearned subscription revenues	184,094	180,852
Total current liabilities	411,412	482,586
Long-term debt	355,000	275,000
Long-term broadcast rights payable	4,959	3,695
Unearned subscription revenues	149,806	141,408
Deferred income taxes	213,762	204,054
Other noncurrent liabilities	110,047	112,111
Total liabilities	1,244,986	1,218,854
Shareholders' equity
Series preferred stock	—	—
Common stock	36,091	35,791
Class B stock	8,419	8,716
Additional paid-in capital	48,414	53,275
Retained earnings	730,547	722,778
Accumulated other comprehensive loss	(22,751)	(23,115)
Total shareholders' equity	800,720	797,445
Total liabilities and shareholders' equity	$2,045,706	$2,016,299

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

Three months ended September 30,	2012	2011
(In thousands except per share data)
Revenues
Advertising	$207,122	$184,317
Circulation	75,489	66,589
All other	71,546	77,003
Total revenues	354,157	327,909
Operating expenses
Production, distribution, and editorial	140,611	136,885
Selling, general, and administrative	156,314	142,971
Depreciation and amortization	11,927	9,832
Total operating expenses	308,852	289,688
Income from operations	45,305	38,221
Interest expense, net	(3,686)	(2,719)
Earnings before income taxes	41,619	35,502
Income taxes	(16,764)	(13,875)
Net earnings	$24,855	$21,627

Basic earnings per share	$0.56	$0.48
Basic average shares outstanding	44,494	45,009

Diluted earnings per share	$0.55	$0.48
Diluted average shares outstanding	45,043	45,187

Dividends paid per share	$0.3825	$0.2550

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended September 30,	2012	2011
(In thousands)
Net earnings	$24,855	$21,627
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	364	228
Other comprehensive income, net of income taxes	364	228
Comprehensive income	$25,219	$21,855

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2012	$35,791	$8,716	$53,275	$722,778	$(23,115)	$797,445
Net earnings	—	—	—	24,855	—	24,855
Other comprehensive income, net	—	—	—	—	364	364
Share-based incentive plan transactions	534	—	9,552	—	—	10,086
Purchases of Company stock	(526)	(5)	(17,774)	—	—	(18,305)
Share-based compensation	—	—	4,557	—	—	4,557
Conversion of Class B to common stock	292	(292)	—	—	—	—
Dividends paid
Common stock	—	—	—	(13,756)	—	(13,756)
Class B stock	—	—	—	(3,330)	—	(3,330)
Tax benefit from incentive plans	—	—	(1,196)	—	—	(1,196)
Balance at September 30, 2012	$36,091	$8,419	$48,414	$730,547	$(22,751)	$800,720

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended September 30,	2012	2011
(In thousands)
Cash flows from operating activities
Net earnings	$24,855	$21,627
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	9,001	7,316
Amortization	2,926	2,516
Share-based compensation	4,557	4,023
Deferred income taxes	11,379	8,164
Amortization of broadcast rights	2,626	3,429
Payments for broadcast rights	(3,212)	(3,137)
Excess tax benefits from share-based payments	(1,216)	—
Changes in assets and liabilities	(40,343)	(40,312)
Net cash provided by operating activities	10,573	3,626
Cash flows from investing activities
Acquisitions of and investments in businesses	(3,291)	(30,424)
Additions to property, plant, and equipment	(5,678)	(14,134)
Other	—	(3,543)
Net cash used in investing activities	(8,969)	(48,101)
Cash flows from financing activities
Proceeds from issuance of long-term debt	35,000	60,000
Repayments of long-term debt	(10,000)	(5,000)
Dividends paid	(17,086)	(11,514)
Purchases of Company stock	(18,305)	(8,966)
Proceeds from common stock issued	10,086	1,182
Excess tax benefits from share-based payments	1,216	—
Other	(763)	—
Net cash provided by financing activities	148	35,702
Net increase (decrease) in cash and cash equivalents	1,752	(8,773)
Cash and cash equivalents at beginning of period	25,820	27,721
Cash and cash equivalents at end of period	$27,572	$18,948

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

The condensed consolidated financial statements as of September 30, 2012, and for the three months ended September 30, 2012 and 2011, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements, including the related notes, are condensed and presented in accordance with GAAP. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10‑K for the year ended June 30, 2012, filed with the United States Securities and Exchange Commission.

Recently Adopted Accounting Standards—In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued a deferral of the effective date for the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other requirements of the guidance are not affected by this deferral. The Company adopted this amended standard effective in the first quarter of fiscal 2013 by presenting the separate Condensed Consolidated Statements of Comprehensive Income immediately following the Condensed Consolidated Statements of Earnings. Because this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income, its adoption did not impact our results of operations or financial position.

In September 2011, the FASB amended existing guidance related to Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The Company adopted this guidance as of July 1, 2012, and it is effective for the Company’s May 31, 2013, annual impairment test. The adoption of this guidance did not have an impact on our results of operations or financial position.

Recently Issued Accounting Standards—In July 2012, the FASB amended existing guidance related to Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This

guidance amends the impairment test for indefinite lived intangible assets other than goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite lived intangible asset. This guidance is effective for interim and annual periods beginning after September 15, 2012. The Company intends to adopt this guidance as of October 1, 2012, and it will be effective for the Company’s May 31, 2013, annual impairment test. The Company does not anticipate that the adoption of this guidance will have an impact on the Company's condensed consolidated financial statements.

2. Acquisitions

On October 31, 2011, Meredith completed its acquisition of EveryDay with Rachael Ray magazine and its related digital assets. During the first quarter of fiscal 2013, the Company received final third-party intangible asset valuation reports and no material changes were made to the provisional amounts recorded.

Effective March 1, 2012, Meredith acquired 100 percent of the outstanding stock of Allrecipes.com, Inc. During the first quarter of fiscal 2013, provisional amounts recorded to the advertiser relationships intangible asset were reduced $1.5 million based on an updated preliminary valuation report, with a corresponding increase to goodwill. The Company is in the process of obtaining final third-party valuations for intangible assets; thus, provisional measurements of intangible assets, goodwill, and deferred income tax balances have been used and are subject to change.

Effective May 15, 2012, Meredith purchased 100 percent of the outstanding stock of ShopNation Inc., an e-commerce website. The Company is in the process of obtaining third-party valuations for intangible assets; thus, provisional measurements of intangible assets, goodwill, and deferred income tax balances have been used and are subject to change. No material changes were made during the first quarter of fiscal 2013 to the provisional amounts recorded.

Allrecipes.com and ShopNation are subject to legal and regulatory requirements, including but not limited to those related to taxation, in each of the jurisdictions in which they operate. The Company has conducted a preliminary assessment of liabilities arising in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisitions for all identified liabilities in accordance with the business combinations guidance. However, the Company is continuing its review of these matters during the measurement period, and if new information about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized or any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 35 percent are under the last-in first-out (LIFO) method at September 30, 2012, and 38 percent at June 30, 2012.

(In thousands)	September 30, 2012	June 30, 2012
Raw materials	$14,836	$13,405
Work in process	14,277	13,767
Finished goods	2,705	2,138
	31,818	29,310
Reserve for LIFO cost valuation	(6,751)	(6,751)
Inventories	$25,067	$22,559

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2012			June 30, 2012
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$8,452	$(2,060)	$6,392	$9,952	$(1,475)	$8,477
Customer lists	14,437	(8,937)	5,500	14,437	(8,203)	6,234
Other	10,605	(1,893)	8,712	10,605	(1,509)	9,096
Local media
Network affiliation agreements	218,559	(113,864)	104,695	218,559	(112,641)	105,918
Total	$252,053	$(126,754)	125,299	$253,553	$(123,828)	129,725
Intangible assets not
subject to amortization
National media
Internet domain names			1,916			1,916
Trademarks			155,546			155,546
Local media
FCC licenses			299,076			299,076
Total			456,538			456,538
Intangible assets, net			$581,837			$586,263

Amortization expense was $2.9 million for the three months ended September 30, 2012. Annual amortization expense for intangible assets is expected to be as follows: $11.7 million in fiscal 2013, $10.5 million in fiscal 2014, $8.0 million in fiscal 2015, $6.6 million in fiscal 2016, and $6.4 million in fiscal 2017.

Changes in the carrying amount of national media goodwill were as follows:

Three months ended September 30,	2012	2011
(In thousands)
Balance at beginning of period	$733,127	$525,034
Acquisitions	1,500	19,487
Balance at end of period	$734,627	$544,521

5. Restructuring Accrual

Changes in the Company's restructuring accrual were as follows:

Three months ended September 30,	2012	2011
(In thousands)
Balance at beginning of period	$10,644	$8,042
Cash payments	(2,487)	(3,744)
Balance at end of period	$8,157	$4,298

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2012	June 30, 2012
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/24/2015	$70,000	$65,000
Revolving credit facility of $150 million, due 9/12/2017	60,000	40,000

Private placement notes
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
2.62% senior notes, due 3/1/2015	50,000	50,000
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Total long-term debt	405,000	380,000
Current portion of long-term debt	(50,000)	(105,000)
Long-term debt	$355,000	$275,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At September 30, 2012, $155.5 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at September 30, 2012, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. In September 2012, we renewed our asset-backed bank facility for an additional two year period on terms, other than improved pricing, substantially similar to those previously in place. The renewed facility will expire in April 2015.

In September 2012, we extended our revolving credit facility for a new five year period on terms, other than improved pricing, substantially similar to those previously in place. The amended facility will expire in September 2017.

7. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

Three months ended September 30,	2012	2011
(In thousands)
Pension benefits
Service cost	$2,525	$2,359
Interest cost	1,228	1,497
Expected return on plan assets	(2,366)	(2,504)
Prior service cost amortization	90	92
Actuarial loss amortization	813	401
Net periodic benefit costs	$2,290	$1,845

Postretirement benefits
Service cost	$94	$113
Interest cost	153	240
Prior service cost amortization	(134)	(134)
Actuarial loss amortization	—	15
Net periodic benefit costs	$113	$234

8. Earnings per Share

The following table presents the calculations of earnings per share:

Three months ended September 30,	2012	2011
(In thousands except per share data)
Net earnings	$24,855	$21,627
Basic average shares outstanding	44,494	45,009
Dilutive effect of stock options and equivalents	549	178
Diluted average shares outstanding	45,043	45,187
Earnings per share
Basic earnings per share	$0.56	$0.48
Diluted earnings per share	0.55	0.48

For the three months ended September 30, 2012 and 2011, antidilutive options excluded from the above calculations totaled 3,224,000 (with a weighted average exercise price of $46.29) and 5,739,000 (with a weighted average exercise price of $39.06), respectively.

In the three months ended September 30, 2012, options were exercised to purchase 331,080 common shares. No options were exercised in the three months ended September 30, 2011.

9. Fair Value Measurements

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

The carrying amount and estimated fair value of broadcast rights payable were $17.2 million and $16.6 million, respectively, as of September 30, 2012, and $10.4 million and $10.2 million, respectively, as of June 30, 2012. The fair value of broadcast rights payable was determined using the present value of expected future cash flows discounted at the Company's current borrowing rate with inputs included in Level 3.

The carrying amount and estimated fair value of long-term debt were $405.0 million and $410.4 million, respectively, as of September 30, 2012, and $380.0 million and $384.9 million, respectively, as of June 30, 2012. The fair value of long-term debt was determined using the present value of expected future cash flows using borrowing rates currently available for debt with similar terms and maturities with inputs included in Level 2.

10. Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media and local media. There have been no changes in the basis of segmentation since June 30, 2012. There are no material intersegment transactions.

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

The following table presents financial information by segment:

Three months ended September 30,	2012	2011
(In thousands)
Revenues
National media	$266,970	$258,612
Local media	87,187	69,297
Total revenues	$354,157	$327,909

Operating profit
National media	$29,424	$36,004
Local media	27,644	11,057
Unallocated corporate	(11,763)	(8,840)
Income from operations	$45,305	$38,221

Depreciation and amortization
National media	$5,390	$3,361
Local media	6,102	5,989
Unallocated corporate	435	482
Total depreciation and amortization	$11,927	$9,832

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Meredith Corporation is the leading media and marketing company serving American women. Meredith features multiple well-known national brands—including Better Homes and Gardens, Parents, Family Circle, Allrecipes.com, Ladies' Home Journal, Fitness, More, American Baby, EveryDay with Rachael Ray, and FamilyFun—with local television brands in fast-growing markets. Meredith is the industry leader in creating content in key consumer interest areas such as home, family, food, health and wellness, and self-development. Meredith uses multiple distribution platforms—including print, television, digital, mobile, tablets, and video—to give consumers content they desire and to deliver the messages of our advertising and marketing partners. Additionally, Meredith uses our many assets to create powerful custom marketing solutions for many of the nation's top brands and companies.

Meredith operates two business segments. The national media segment consists of magazine publishing, digital and mobile media, digital and customer relationship marketing, brand licensing, database-related activities, and other related operations. The local media segment consists of 12 network-affiliated television stations, related digital and mobile media operations, and video creation operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 75 percent of the Company's $354.2 million in revenues in the first three months of fiscal 2013 while the local media segment contributed 25 percent.

NATIONAL MEDIA

Advertising revenues made up 50 percent of national media's first three months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 28 percent of national media's first three months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores and in digital form on tablets. The remaining 22 percent of national media's revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—85 percent in the first three months of fiscal 2013—from the sale of advertising, both over the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation and depreciation and amortization.

FIRST QUARTER FISCAL 2013 FINANCIAL OVERVIEW

•
Local media group revenues increased 26 percent and operating profit rose to $27.6 million from $11.1 million in the year-ago period reflecting both increased cyclical political advertising and higher non-political advertising revenues.

•
National media revenues increased 3 percent primarily reflecting the inclusion of revenues of the prior year acquisitions of EveryDay with Rachael Ray, FamilyFun, and Allrecipes.com. National media operating profit decreased 18 percent primarily due to an operating loss in Allrecipes.com and declines in operating results in our customer relationship marketing, magazine, and digital and mobile media operations.

•	Diluted earnings per share increased 15 percent to $0.55 from $0.48 in the prior-year first three months.

ACQUISITIONS

Effective July 1, 2011, Meredith acquired the EatingWell Media Group. Also during fiscal 2012, the Company completed the following acquisitions: the October 2011 acquisition of EveryDay with Rachael Ray magazine and its related digital assets; the January 2012 acquisition of FamilyFun and its related assets; the March 2012 acquisition of Allrecipes.com; and the May 2012 acquisition of ShopNation, collectively the "Fiscal 2012 Mid-Year Acquisitions." The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the condensed consolidated financial statements for further information.

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

RESULTS OF OPERATIONS

Three months ended September 30,	2012	2011	Change
(In thousands except per share data)
Total revenues	$354,157	$327,909	8%
Operating expenses	(308,852)	(289,688)	7%
Income from operations	$45,305	$38,221	19%
Net earnings	$24,855	$21,627	15%
Diluted earnings per share	0.55	0.48	15%

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three months ended September 30, 2012, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2012.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended September 30,	2012	2011	Change
(In thousands)
Advertising	$132,664	$124,457	7%
Circulation	75,489	66,589	13%
Other revenue	58,817	67,566	(13)%
Total revenues	266,970	258,612	3%
Operating expenses	(237,546)	(222,608)	7%
Operating profit	$29,424	$36,004	(18)%
Operating profit margin	11.0%	13.9%

In the following discussion, references to comparable results for the three months ended September 30, 2012, as compared to the prior-year period exclude the impact of the Fiscal 2012 Mid-Year Acquisitions that occurred during fiscal 2012.

Revenues
National media advertising revenues increased 7 percent in the first quarter of fiscal 2013. Magazine advertising revenues declined 1 percent in the first quarter of fiscal 2013. Total advertising pages decreased in the low-single digits on a percentage basis in the first three months of fiscal 2013. On a comparable basis, magazine advertising revenues decreased 12 percent in the first quarter of fiscal 2013 as total advertising pages decreased in the mid-teens on a percentage basis. Among our core advertising categories, retail, media and entertainment, and pets showed strength while demand was weaker for the food and beverage, prescription and non-prescription drugs, and direct response categories. Online advertising revenues in our digital and mobile media operations more than doubled in the first quarter of fiscal 2013. On a comparable basis, online advertising revenues increased almost 30 percent in the first quarter of fiscal 2013.

Magazine circulation revenues increased 13 percent in the first quarter of fiscal 2013. Comparable magazine circulation revenues were flat in the first quarter as a slight increase in subscription revenue was offset by a slight decrease in newsstand revenues.

Other revenues decreased 13 percent in the first quarter of fiscal 2013. This decrease was primarily due to Meredith Xcelerated Marketing (MXM) revenues which were down in the mid-teens on a percentage basis in the first quarter due primarily to reductions in programs from certain clients. Brand licensing revenues were flat in the first quarter of fiscal 2013.

Operating Expenses
National media operating expenses increased 7 percent in the first quarter of fiscal 2013. On a comparable basis, national media operating expenses decreased 7 percent in the first quarter of fiscal 2013. Paper, processing, and postage declined primarily due to the decrease in advertising pages. In addition to the decrease in the volume of paper used, paper expense also decreased due to a high-single digits decline in average paper prices as compared to the year-ago period. In accord with the decrease in MXM's revenues, marketing production expenses also declined. These declines were partially offset by increased circulation and depreciation expenses.

Operating Profit
National media operating profit declined 18 percent in the first quarter of fiscal 2013 compared with the prior-year period. Comparable national media operating profit also decreased 18 percent in the first quarter of fiscal 2013. The decrease in operating profit was primarily due to declines in operating results in our customer relationship marketing, magazine, and digital and mobile media operations.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended September 30,	2012	2011	Change
(In thousands)
Non-political advertising	$62,246	$59,277	5%
Political advertising	12,212	583	1,995%
Other revenues	12,729	9,437	35%
Total revenues	87,187	69,297	26%
Operating expenses	(59,543)	(58,240)	2%
Operating profit	$27,644	$11,057	150%
Operating profit margin	31.7%	16.0%

Revenues
Local media revenues increased 26 percent in the first quarter of fiscal 2013. Net political advertising revenues totaled $12.2 million in the first quarter of the current fiscal year compared with $0.6 million in the prior-year first quarter. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues grew 5 percent in the first quarter of fiscal 2013. Local non-political advertising revenues increased 2 percent in the first quarter of fiscal 2013. National non-political advertising increased 8 percent as compared to the prior-year quarter. Online advertising, a small but growing percentage of non-political advertising revenues, increased 17 percent in the first quarter as compared to the prior year quarter.

Other revenue increased 35 percent in the first quarter of fiscal 2013 primarily reflecting increased retransmission fees.

Operating Expenses
Local media operating expenses increased 2 percent in the first quarter of fiscal 2013 primarily due to increased network retransmission costs partially offset by a reduction in employee compensation costs and film amortization expense.

Operating Profit
Local media operating profit increased 150 percent in the first quarter reflecting the significant increase in political advertising revenues as well as increases in non-political advertising and other revenues.

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

Three months ended September 30,	2012	2011
(In thousands)
Revenues	$87,187	$69,297
Operating profit	$27,644	$11,057
Depreciation and amortization	6,102	5,989
EBITDA	$33,746	$17,046
EBITDA margin	38.7%	24.6%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2012	2011	Change
(In thousands)
Three months ended September 30,	$11,763	$8,840	33%

Unallocated corporate expenses increased 33 percent in the first three months of fiscal 2013. Increases in medical costs, performance-based incentive accruals, share-based compensation, and consulting expenses more than offset a reduction in building rent expense.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended September 30,	2012	2011	Change
(In thousands)
Production, distribution, and editorial	$140,611	$136,885	3%
Selling, general, and administrative	156,314	142,971	9%
Depreciation and amortization	11,927	9,832	21%
Operating expenses	$308,852	$289,688	7%

Production, distribution, and editorial costs increased 3 percent as compared to the prior-year quarter. On a comparable basis, production, distribution, and editorial costs decreased 6 percent in the first quarter. Declines in national media paper, processing, postage, and marketing production costs and local media film amortization more than offset an increase in local media network retransmission expenses.

Selling, general, and administrative expenses increased 9 percent in the first quarter of fiscal 2013. Comparable selling, general, and administrative expense decreased 2 percent in the first quarter. Decreases in employee compensation costs and building rent expense more than offset increases in performance-based incentive accruals, medical costs, share-based compensation, pension expense, and consulting fees.

Depreciation and amortization expense increased 21 percent in the first quarter of fiscal 2013. On a comparable basis, depreciation and amortization increased 7 percent in the first quarter of fiscal 2013. This increase is primarily due to depreciation on the leasehold improvements and fixed assets in our new leased property in New York.

Income from Operations
Income from operations increased 19 percent in the first quarter of fiscal 2013. Comparable income from operations also increased 19 percent in the first quarter of fiscal 2013, primarily as a result of revenue growth and higher operating profits in our local media segment. These increases were partially offset by declines in operating results in our customer relationship marketing, magazine, and digital and mobile media operations as well as increased unallocated corporate expenses.

Net Interest Expense
Net interest expense increased to $3.7 million in the fiscal 2013 first quarter compared with $2.7 million in the prior-year first quarter. Average long-term debt outstanding was $391.3 million in the first quarter of fiscal 2013 compared with $225.0 million in the prior-year first quarter. The Company's approximate weighted average interest rate was 3.8 percent in the first three months of fiscal 2013 and 4.8 percent in the first three months of fiscal 2012.

Income Taxes
Our effective tax rate was 40.3 percent in the first quarter of fiscal 2013 as compared to 39.1 percent in the first quarter of fiscal 2012.

Net Earnings and Earnings per Share
Net earnings were $24.9 million ($0.55 per diluted share) in the quarter ended September 30, 2012, up 15 percent from $21.6 million ($0.48 per diluted share) in the prior-year first quarter. The improvement in the quarter was primarily the result of revenue growth and higher operating profit in our local media segment, partially offset by declines in operating results in our customer relationship marketing, magazine, and digital and mobile media operations as well as increased unallocated corporate expenses. Both average basic and diluted shares outstanding decreased slightly in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30,	2012	2011	Change
(In thousands)
Net earnings	$24,855	$21,627	15%
Cash flows from operating activities	$10,573	$3,626	192%
Cash flows used in investing activities	(8,969)	(48,101)	(81)%
Cash flows provided by financing activities	148	35,702	(100)%
Net increase (decrease) in cash and cash equivalents	$1,752	$(8,773)	NM
NM-Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2012, we have up to $90.0 million remaining of additional available borrowings under our revolving credit facility and up to $30.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $1.8 million in the first three months of fiscal 2013; they decreased $8.8 million in the first quarter of fiscal 2012.

Operating Activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as customer relationship marketing, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, employee compensation costs and benefits, broadcasting programming rights, and other services and supplies.

Cash provided by operating activities totaled $10.6 million in the first three months of fiscal 2013 compared with $3.6 million in the first three months of fiscal 2012. The increase is primarily due to higher net earnings.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $9.0 million in the first three months of fiscal 2013 from $48.1 million in the prior-year period. The decrease primarily reflects more cash used in the prior year for the acquisition of the EatingWell Media Group as well as higher spending for additions to property, plant, and equipment due to a move into our new leased facilities in New York in the prior year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash provided by financing activities totaled $0.1 million in the three months ended September 30, 2012, compared with net cash provided by financing activities of $35.7 million for the three months ended September 30, 2011. The change in cash used for financing activities is primarily due to net debt of $25.0 million being incurred in the current-year period compared to a net debt of $55.0 million being incurred in the prior-year period. Higher dividend payments due to the increased dividend per share rate and increased purchases of Company stock also contributed.

Long-term Debt
At September 30, 2012, long-term debt outstanding totaled $405.0 million ($275.0 million in fixed-rate unsecured senior notes, $70.0 million under an asset-backed bank facility, and $60.0 million outstanding under a revolving credit facility). Of the senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 4.01 percent. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. As of September 30, 2012, the asset-backed bank facility had a capacity of up to $100 million. In September 2012, we renewed our asset-backed bank facility for an additional two year period under terms, other than improved pricing, substantially similar to those previously in place. The renewed facility will expire in April 2015.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio, as defined in the debt agreement. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At September 30, 2012, $60.0 million was outstanding under the revolving credit facility. In September 2012, we amended our revolving credit facility for a new five year period under terms, other than improved pricing, substantially similar to those previously in place. The amended facility expires on September 12, 2017.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at September 30, 2012.

Contractual Obligations
As of September 30, 2012, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2012.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $18.3 million in the first three months of fiscal 2013 to repurchase 531,000 shares of common stock at then-current market prices. We spent $9.0 million to repurchase 342,000 shares in the first three months of fiscal 2012. We expect to continue repurchasing shares from time to time subject to market conditions. As of September 30, 2012, $68.8 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended September 30, 2012.

Dividends
Dividends paid in the first three months of fiscal 2013 totaled $17.1 million, or 38.25 cents per share, compared with dividend payments of $11.5 million, or 25.5 cents per share, in the first three months of fiscal 2012.

Capital Expenditures
Investment in property, plant, and equipment totaled $5.7 million in the first three months of fiscal 2013 compared with prior-year first three months investment of $14.1 million. Current year investment primarily relates to assets acquired in the normal course of business. The prior year investment primarily related to leasehold improvements related to our move into new leased facilities in New York along with assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2012. As of September 30, 2012, the Company's critical accounting policies had not changed from June 30, 2012.

ACCOUNTING AND REPORTING DEVELOPMENTS

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued a deferral of the effective date for the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other requirements of the guidance are not affected by this deferral. The Company adopted this amended standard effective in the first quarter of fiscal 2013 by presenting the separate Condensed Consolidated Statements of Comprehensive Income immediately following the Condensed Consolidated Statements of Earnings. Because this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income, its adoption did not impact our results of operations or financial position.

In September 2011, the FASB amended existing guidance related to Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The Company adopted this guidance as of July 1, 2012, and it is effective for the Company’s May 31, 2013, annual impairment test. The adoption of this guidance did not have an impact on our results of operations or financial position.

In July 2012, the FASB amended existing guidance related to Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance amends the impairment test for indefinite lived intangible assets other than goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite lived intangible asset. This guidance is effective for interim and annual periods beginning after September 15, 2012. The Company intends to adopt this guidance as of October 1, 2012, and it will be effective for the Company’s May 31, 2013, annual impairment test. The Company does not anticipate that the adoption of this guidance will have an impact on the Company's condensed consolidated financial statements.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; and the consequences of acquisitions and/or dispositions. Meredith's Form 10‑K for the year ended June 30, 2012, includes a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Form 10‑K for the year ended June 30, 2012, for a more complete discussion of these risks.

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At September 30, 2012, Meredith had $275.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $282.8 million from $280.4 million at September 30, 2012.

At September 30, 2012, $130.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.2 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2012.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended September 30, 2012.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
July 1 to July 31, 2012	19,601	$31.67	19,601	$86,516
August 1 to August 31, 2012	296,404	34.00	296,404	76,438
September 1 to September 30, 2012	214,553	35.45	214,553	68,833
Total	530,558		530,558

1	Total number of shares purchased includes the following purchases of Class B shares: 5,186 in August 2012 and 328 in September 2012.
2
The number of shares purchased includes 160,690 shares in August 2012 and 154,232 shares in September 2012 delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

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

4.1
Amendment No. 1 dated as of September 12, 2012, to Credit Agreement dated as of June 16, 2010, among Meredith Corporation and a group of banks including Wells Fargo Bank, N.A., as Administrative Agent and L/C Issuer.

10.1
Amendment No. 1 dated September 21, 2012, to First Amended and Restated Receivables Purchase Agreement dated April 25, 2011, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Company LLC, The Financial Institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as Agent.

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

*
Furnished with this report. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 25, 2012

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

4.1
Amendment No. 1 dated as of September 12, 2012, to Credit Agreement dated as of June 16, 2010, among Meredith Corporation and a group of banks including Wells Fargo Bank, N.A., as Administrative Agent and L/C Issuer.

10.1
Amendment No. 1 dated September 21, 2012, to First Amended and Restated Receivables Purchase Agreement dated April 25, 2011, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Company LLC, The Financial Institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as Agent.

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

*
Furnished with this report. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.

E-1