Form 10-Q
period 2012-12-31
MEREDITH CORP
filed 2013-01-24
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at December 31, 2012
Common shares	36,018,253
Class B shares	8,348,497
Total common and Class B shares	44,366,750

Click here for Table of Contents

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2012	June 30, 2012
(In thousands)
Current assets
Cash and cash equivalents	$24,714	$25,820
Accounts receivable, net	222,772	215,526
Inventories	24,937	22,559
Current portion of subscription acquisition costs	89,436	75,446
Current portion of broadcast rights	6,753	3,408
Other current assets	21,084	16,677
Total current assets	389,696	359,436
Property, plant, and equipment	458,673	455,271
Less accumulated depreciation	(268,081)	(260,967)
Net property, plant, and equipment	190,592	194,304
Subscription acquisition costs	90,989	75,368
Broadcast rights	2,711	943
Other assets	66,813	66,858
Intangible assets, net	581,922	586,263
Goodwill	733,208	733,127
Total assets	$2,055,931	$2,016,299

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$50,000	$105,000
Current portion of long-term broadcast rights payable	9,619	6,752
Accounts payable	48,048	72,911
Accrued expenses and other liabilities	131,864	117,071
Current portion of unearned subscription revenues	190,997	180,852
Total current liabilities	430,528	482,586
Long-term debt	315,000	275,000
Long-term broadcast rights payable	4,468	3,695
Unearned subscription revenues	155,640	141,408
Deferred income taxes	223,534	204,054
Other noncurrent liabilities	109,409	112,111
Total liabilities	1,238,579	1,218,854
Shareholders' equity
Series preferred stock	—	—
Common stock	36,018	35,791
Class B stock	8,348	8,716
Additional paid-in capital	47,176	53,275
Retained earnings	748,197	722,778
Accumulated other comprehensive loss	(22,387)	(23,115)
Total shareholders' equity	817,352	797,445
Total liabilities and shareholders' equity	$2,055,931	$2,016,299

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2012	2011	2012	2011
(In thousands except per share data)
Revenues
Advertising	$217,094	$183,636	$424,216	$367,953
Circulation	67,398	63,902	142,887	130,491
All other	76,103	81,179	147,649	158,182
Total revenues	360,595	328,717	714,752	656,626
Operating expenses
Production, distribution, and editorial	134,117	128,412	274,728	265,303
Selling, general, and administrative	158,058	134,940	314,372	277,905
Depreciation and amortization	10,967	10,505	22,894	20,337
Total operating expenses	303,142	273,857	611,994	563,545
Income from operations	57,453	54,860	102,758	93,081
Interest expense, net	(3,316)	(2,897)	(7,002)	(5,616)
Earnings before income taxes	54,137	51,963	95,756	87,465
Income taxes	(18,566)	(20,369)	(35,330)	(34,244)
Net earnings	$35,571	$31,594	$60,426	$53,221

Basic earnings per share	$0.80	$0.70	$1.36	$1.18
Basic average shares outstanding	44,409	44,838	44,451	44,923

Diluted earnings per share	$0.79	$0.70	$1.34	$1.18
Diluted average shares outstanding	44,936	45,044	44,989	45,115

Dividends paid per share	$0.3825	$0.3825	$0.7650	$0.6375

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2012	2011	2012	2011
(In thousands)
Net earnings	$35,571	$31,594	$60,426	$53,221
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	364	228	728	456
Other comprehensive income, net of income taxes	364	228	728	456
Comprehensive income	$35,935	$31,822	$61,154	$53,677

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2012	$35,791	$8,716	$53,275	$722,778	$(23,115)	$797,445
Net earnings	—	—	—	60,426	—	60,426
Other comprehensive income, net	—	—	—	—	728	728
Share-based incentive plan transactions	609	—	11,458	—	—	12,067
Purchases of Company stock	(743)	(7)	(23,843)	(878)	—	(25,471)
Share-based compensation	—	—	7,580	—	—	7,580
Conversion of Class B to common stock	361	(361)	—	—	—	—
Dividends paid
Common stock	—	—	—	(27,589)	—	(27,589)
Class B stock	—	—	—	(6,540)	—	(6,540)
Tax benefit from incentive plans	—	—	(1,294)	—	—	(1,294)
Balance at December 31, 2012	$36,018	$8,348	$47,176	$748,197	$(22,387)	$817,352

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended December 31,	2012	2011
(In thousands)
Cash flows from operating activities
Net earnings	$60,426	$53,221
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	17,202	15,161
Amortization	5,692	5,176
Share-based compensation	7,580	7,632
Deferred income taxes	22,277	18,123
Amortization of broadcast rights	5,014	6,213
Payments for broadcast rights	(6,487)	(7,570)
Excess tax benefits from share-based payments	(1,519)	(83)
Changes in assets and liabilities	(29,802)	(29,126)
Net cash provided by operating activities	80,383	68,747
Cash flows from investing activities
Acquisitions of and investments in businesses	(6,047)	(55,548)
Additions to property, plant, and equipment	(13,659)	(26,621)
Other	—	(1,563)
Net cash used in investing activities	(19,706)	(83,732)
Cash flows from financing activities
Proceeds from issuance of long-term debt	40,000	85,000
Repayments of long-term debt	(55,000)	(30,000)
Dividends paid	(34,129)	(28,722)
Purchases of Company stock	(25,471)	(15,311)
Proceeds from common stock issued	12,067	2,332
Excess tax benefits from share-based payments	1,519	83
Other	(769)	—
Net cash provided by (used in) financing activities	(61,783)	13,382
Net decrease in cash and cash equivalents	(1,106)	(1,603)
Cash and cash equivalents at beginning of period	25,820	27,721
Cash and cash equivalents at end of period	$24,714	$26,118

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

The condensed consolidated financial statements as of December 31, 2012, and for the three and six months ended December 31, 2012 and 2011, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In July 2012, the FASB amended existing guidance related to Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance amends the impairment test for indefinite lived intangible assets other than goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite lived intangible asset. This guidance is effective for interim and annual periods beginning after September 15, 2012. The Company adopted this guidance as of October 1, 2012, and it will be effective for the Company’s May 31, 2013, annual impairment test. The adoption of this guidance did not have an impact on our results of operations or financial position.

2. Acquisitions

Effective October 1, 2012, Meredith acquired the remaining 49 percent of the outstanding stock of Living the Country Life, LLC. The results of Living the Country Life's operations have been included in the consolidated financial statements since that date. The cash purchase price was $1.4 million.

As a result of the acquisition, the assets and liabilities of Living the Country Life, consisting primarily of accounts receivable, identifiable intangible assets, accounts payable, and other accrued expenses are now reflected in the Company's Condensed Consolidated Balance Sheet. The condensed consolidated financial statements reflect the allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.

The impact of the Living the Country Life acquisition is not material to the Company's results of operations; therefore, pro forma financial information has not been provided.

Effective May 15, 2012, Meredith purchased 100 percent of the outstanding stock of ShopNation Inc., an e-commerce website. During the first six months of fiscal 2013, provisional amounts recorded to contingent consideration were decreased $1.3 million based on an updated preliminary valuation report, with a corresponding decrease to goodwill. The Company is in the process of obtaining third-party valuations for intangible assets; thus, provisional measurements of intangible assets, goodwill, and deferred income tax balances have been used and are subject to change.

Effective March 1, 2012, Meredith acquired 100 percent of the outstanding stock of Allrecipes.com, Inc. During the first six months of fiscal 2013, provisional amounts recorded to the advertiser relationships intangible asset were decreased $2.5 million and trademarks were increased $2.9 million based on an updated preliminary valuation report, with a corresponding decrease to goodwill. The Company is in the process of obtaining final third-party valuations for intangible assets; thus, provisional measurements of intangible assets, goodwill, and deferred income tax balances have been used and are subject to change.

Living the Country Life, LLC, Allrecipes.com, and ShopNation are subject to legal and regulatory requirements, including but not limited to those related to taxation, in each of the jurisdictions in which they operate. The Company has conducted a preliminary assessment of liabilities arising in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisitions for all identified liabilities in accordance with the business combinations guidance. However, the Company is continuing its review of these matters during the measurement period, and if new information about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized or any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 35 percent are under the last-in first-out (LIFO) method at December 31, 2012, and 38 percent at June 30, 2012.

(In thousands)	December 31, 2012	June 30, 2012
Raw materials	$11,362	$13,405
Work in process	18,222	13,767
Finished goods	2,504	2,138
	32,088	29,310
Reserve for LIFO cost valuation	(7,151)	(6,751)
Inventories	$24,937	$22,559

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2012			June 30, 2012
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$7,452	$(2,481)	$4,971	$9,952	$(1,475)	$8,477
Customer lists	14,887	(9,700)	5,187	14,437	(8,203)	6,234
Other	11,105	(2,251)	8,854	10,605	(1,509)	9,096
Local media
Network affiliation agreements	218,559	(115,087)	103,472	218,559	(112,641)	105,918
Total	$252,003	$(129,519)	122,484	$253,553	$(123,828)	129,725
Intangible assets not
subject to amortization
National media
Internet domain names			1,916			1,916
Trademarks			158,446			155,546
Local media
FCC licenses			299,076			299,076
Total			459,438			456,538
Intangible assets, net			$581,922			$586,263

Amortization expense was $5.7 million for the six months ended December 31, 2012. Annual amortization expense for intangible assets is expected to be as follows: $11.7 million in fiscal 2013, $10.8 million in fiscal 2014, $8.2 million in fiscal 2015, $6.8 million in fiscal 2016, and $5.9 million in fiscal 2017.

Changes in the carrying amount of national media goodwill were as follows:

Six months ended December 31,	2012	2011
(In thousands)
Balance at beginning of period	$733,127	$525,034
Acquisitions	81	41,860
Balance at end of period	$733,208	$566,894

5. Restructuring Accrual

Changes in the Company's restructuring accrual were as follows:

Six months ended December 31,	2012	2011
(In thousands)
Balance at beginning of period	$10,644	$8,042
Severance accrual	7,382	—
Vacated leased space accrual	463	—
Cash payments	(3,921)	(5,241)
Reversal of excess accrual	(827)	—
Balance at end of period	$13,741	$2,801

In December 2012, management committed to a performance improvement plan related primarily to business realignments that included selected workforce reductions. In connection with this plan, in the second quarter of fiscal 2013, the Company recorded a pre-tax restructuring charge of $7.8 million including severance and benefit costs of $7.4 million related to the involuntary termination of employees and an accrual for vacated lease space of $0.4 million. The majority of severance costs will be paid out over the next 12 months. The Company also recorded $0.8 million in reversals of excess restructuring reserves accrued in prior fiscal years. The restructuring charge and credit for the reversal of excess restructuring reserves are recorded in the selling, general, and administrative line in the Condensed Consolidated Statement of Earnings.

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2012	June 30, 2012
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/24/2015	$70,000	$65,000
Revolving credit facility of $150 million, due 9/12/2017	20,000	40,000

Private placement notes
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
2.62% senior notes, due 3/1/2015	50,000	50,000
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Total long-term debt	365,000	380,000
Current portion of long-term debt	(50,000)	(105,000)
Long-term debt	$315,000	$275,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At December 31, 2012, $143.9 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at December 31, 2012, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. In September 2012, we renewed our asset-backed bank facility for an additional two-year period on terms, other than improved pricing, substantially similar to those previously in place. The renewed facility will expire in April 2015.

In September 2012, we extended our revolving credit facility for a new five-year period on terms, other than improved pricing, substantially similar to those previously in place. The amended facility will expire in September 2017.

7. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Six Months
Periods ended December 31,	2012	2011	2012	2011
(In thousands)
Pension benefits
Service cost	$2,525	$2,359	$5,050	$4,718
Interest cost	1,228	1,497	2,456	2,994
Expected return on plan assets	(2,366)	(2,504)	(4,732)	(5,008)
Prior service cost amortization	90	92	180	184
Actuarial loss amortization	812	401	1,625	802
Net periodic benefit costs	$2,289	$1,845	$4,579	$3,690

Postretirement benefits
Service cost	$94	$113	$188	$226
Interest cost	153	240	306	480
Prior service cost amortization	(134)	(134)	(268)	(268)
Actuarial loss amortization	—	15	—	30
Net periodic benefit costs	$113	$234	$226	$468

8. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Six Months
Periods ended December 31,	2012	2011	2012	2011
(In thousands except per share data)
Net earnings	$35,571	$31,594	$60,426	$53,221
Basic average shares outstanding	44,409	44,838	44,451	44,923
Dilutive effect of stock options and equivalents	527	206	538	192
Diluted average shares outstanding	44,936	45,044	44,989	45,115
Earnings per share
Basic earnings per share	$0.80	$0.70	$1.36	$1.18
Diluted earnings per share	0.79	0.70	1.34	1.18

For the three months ended December 31, 2012 and 2011, antidilutive options excluded from the above calculations totaled 3,320,000 (with a weighted average exercise price of $45.60) and 5,770,000 (with a weighted average exercise price of $38.69), respectively. For the six months ended December 31, 2012 and 2011, antidilutive options excluded from the above calculations totaled 3,272,000 (with a weighted average exercise price of $45.94) and 5,781,000 (with a weighted average exercise price of $38.82), respectively.

In the six months ended December 31, 2012 and 2011, options were exercised to purchase 366,880 and 6,000 common shares, respectively.

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

The carrying amount and estimated fair value of broadcast rights payable were $14.1 million and $13.6 million, respectively, as of December 31, 2012, and $10.4 million and $10.2 million, respectively, as of June 30, 2012. The fair value of broadcast rights payable was determined using the present value of expected future cash flows discounted at the Company's current borrowing rate with inputs included in Level 3.

The carrying amount and estimated fair value of long-term debt were $365.0 million and $369.2 million, respectively, as of December 31, 2012, and $380.0 million and $384.9 million, respectively, as of June 30, 2012. The fair value of long-term debt was determined using the present value of expected future cash flows using borrowing rates currently available for debt with similar terms and maturities with inputs included in Level 2.

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods ended December 31,	2012	2011	2012	2011
(In thousands)
Revenues
National media	$249,436	$244,315	$516,406	$502,927
Local media	111,159	84,402	198,346	153,699
Total revenues	$360,595	$328,717	$714,752	$656,626

Operating profit
National media	$22,177	$35,797	$51,601	$71,801
Local media	44,711	27,156	72,355	38,213
Unallocated corporate	(9,435)	(8,093)	(21,198)	(16,933)
Income from operations	$57,453	$54,860	$102,758	$93,081

Depreciation and amortization
National media	$4,475	$3,832	$9,865	$7,193
Local media	6,070	6,175	12,172	12,164
Unallocated corporate	422	498	857	980
Total depreciation and amortization	$10,967	$10,505	$22,894	$20,337

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the heading “Forward Looking Statements."

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

Meredith operates two business segments. The national media segment consists of magazine publishing, digital and mobile media, digital and customer relationship marketing, brand licensing, database-related activities, and other related operations. The local media segment consists of 12 network-affiliated television stations, related digital and mobile media operations, and video creation operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 72 percent of the Company's $714.8 million in revenues in the first six months of fiscal 2013 while the local media segment contributed 28 percent.

NATIONAL MEDIA

Advertising revenues made up 49 percent of national media's first six months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 28 percent of national media's first six months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores and in digital form on tablets. The remaining 23 percent of national media's revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—86 percent in the first six months of fiscal 2013—from the sale of advertising, both over the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation and depreciation and amortization.

FIRST SIX MONTHS FISCAL 2013 FINANCIAL OVERVIEW

•	Local media group revenues increased 29 percent and operating profit rose to $72.4 million from $38.2 million in the year-ago period reflecting increased cyclical political advertising revenues.

•
National media revenues increased 3 percent primarily reflecting the inclusion of revenues of the prior fiscal year acquisitions of EveryDay with Rachael Ray, FamilyFun, and Allrecipes.com. National media operating profit decreased 28 percent primarily due to restructuring charges recorded in the second quarter as discussed below and due to declines in operating results in our magazine, customer relationship marketing, and digital and mobile media operations.

•
In the second quarter of fiscal 2013, management committed to a performance improvement plan related primarily to business realignments that included selected workforce reductions. In connection with this plan, the Company recorded a pre-tax restructuring charge of $7.8 million. This charge includes $7.4 million for severance and benefit costs and a vacated lease accrual of $0.4 million. The Company also recorded $0.8 million in reversals of excess restructuring reserves accrued in prior years.

•	Diluted earnings per share increased 14 percent to $1.34 from $1.18 in the prior-year first six months.

ACQUISITIONS

In fiscal 2013, the Company acquired the remaining interest in Living the Country Life, LLC. This acquisition is not material to the Company's condensed consolidated financial statements. Effective July 1, 2011, Meredith acquired the EatingWell Media Group. Also during fiscal 2012, the Company completed the following acquisitions: the October 2011 acquisition of EveryDay with Rachael Ray magazine and its related digital assets; the January 2012 acquisition of FamilyFun and its related assets; the March 2012 acquisition of Allrecipes.com; and the May 2012 acquisition of ShopNation, collectively the "Fiscal 2012 Mid-Year Acquisitions." The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the condensed consolidated financial statements for further information.

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

RESULTS OF OPERATIONS

Three months ended December 31,	2012	2011	Change
(In thousands except per share data)
Total revenues	$360,595	$328,717	10%
Operating expenses	(303,142)	(273,857)	11%
Income from operations	$57,453	$54,860	5%
Net earnings	$35,571	$31,594	13%
Diluted earnings per share	0.79	0.70	13%

Six months ended December 31,	2012	2011	Change
(In thousands except per share data)
Total revenues	$714,752	$656,626	9%
Operating expenses	(611,994)	(563,545)	9%
Income from operations	$102,758	$93,081	10%
Net earnings	$60,426	$53,221	14%
Diluted earnings per share	1.34	1.18	14%

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three and six months ended December 31, 2012, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2012.

In the following discussion, references to comparable results for the three and six months ended December 31, 2012, as compared to the prior-year periods exclude the impact of the Fiscal 2012 Mid-Year Acquisitions that occurred during fiscal 2012.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended December 31,	2012	2011	Change
(In thousands)
Advertising	$120,133	$107,180	12%
Circulation	67,398	63,902	5%
Other	61,905	73,233	(15)%
Total revenues	249,436	244,315	2%
Operating expenses	(227,259)	(208,518)	9%
Operating profit	$22,177	$35,797	(38)%
Operating profit margin	8.9%	14.7%

Six months ended December 31,	2012	2011	Change
(In thousands)
Advertising	$252,797	$231,637	9%
Circulation	142,887	130,491	9%
Other	120,722	140,799	(14)%
Total revenues	516,406	502,927	3%
Operating expenses	(464,805)	(431,126)	8%
Operating profit	$51,601	$71,801	(28)%
Operating profit margin	10.0%	14.3%

Revenues
National media advertising revenues increased 12 percent in the second quarter and 9 percent in the first six months of fiscal 2013. Magazine advertising revenues declined 1 percent in both the second quarter and in the first six months of fiscal 2013. Total advertising pages decreased in the low-single digits on a percentage basis both in the second quarter and in the first six months of fiscal 2013. On a comparable basis, magazine advertising revenues decreased 10 percent in the second quarter and 11 percent in the first six months of fiscal 2013 and total advertising pages decreased in the low-teens on a percentage basis in both periods with most titles showing declines. Among our core advertising categories, demand was weaker for the majority of categories. Online advertising revenues in our digital and mobile media operations more than doubled in the second quarter and in the first six months of fiscal 2013. On a comparable basis, online advertising revenues increased 4 percent in the second quarter and 14 percent in the first six months of fiscal 2013.

Magazine circulation revenues increased 5 percent in the second quarter and 9 percent in the first six months of fiscal 2013. Comparable magazine circulation revenues declined 4 percent in the second quarter and 2 percent in the first six months of fiscal 2013. For both periods, comparable subscription revenues were flat while comparable newsstand revenues declined. The decline in newsstand revenues was primarily due to there being fewer special interest media issues on the newsstand in both the second quarter and first six months of fiscal 2013 and due to one less issue in the second quarter and two less issues in the first six months of Family Circle due to a previously announced reduction in frequency and timing of the issues.

Other revenues decreased 15 percent in the second quarter and 14 percent in the first six months of fiscal 2013. This decrease was primarily due to Meredith Xcelerated Marketing revenues which were down approximately 20 percent on a percentage basis both in the second quarter and in the first six months of fiscal 2013 due primarily to reductions in programs from certain clients. Brand licensing revenues declined 1 percent both in the second quarter and in the first six months of fiscal 2013.

Operating Expenses
National media operating expenses increased 9 percent in the second quarter and 8 percent in the first six months of fiscal 2013. On a comparable basis, national media operating expenses decreased 2 percent in the second quarter and 5 percent in the first six months of fiscal 2013. Paper, processing, postage, and art and manuscript costs declined primarily due to the decrease in advertising pages. In addition to the decrease in the volume of paper used, paper expense also decreased due to mid- to high-single digits declines in average paper prices as compared to the year-ago periods. Employee payroll and related costs also declined in both periods primarily due to performance improvement plans implemented in prior years. In accord with the decrease in MXM's revenues, customer relationship marketing production expenses also declined. These declines were partially offset by increased circulation expenses.

In the second quarter of fiscal 2013, the national media segment recorded a restructuring charge of $5.9 million for severance and benefit costs and a vacated lease accrual of $0.4 million. Partially offsetting these charges was a $0.8 million reversal of excess restructuring accrual previously recorded by the national media segment. These items were recorded as increases and decreases, as appropriate, in selling, general, and administrative expenses.

Operating Profit
National media operating profit declined 38 percent in the second quarter and 28 percent in the first six months of fiscal 2013 compared with the prior-year periods. Comparable national media operating profit also decreased 52 percent in the second quarter and 34 percent in the first six months of fiscal 2013. The declines in operating profit were primarily due to restructuring charges recorded in the second quarter as discussed above and declines in operating results in our magazine, customer relationship marketing, and digital and mobile media operations.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended December 31,	2012	2011	Change
(In thousands)
Non-political advertising	$71,255	$75,382	(5)%
Political advertising	25,706	1,074	2,293%
Other	14,198	7,946	79%
Total revenues	111,159	84,402	32%
Operating expenses	(66,448)	(57,246)	16%
Operating profit	$44,711	$27,156	65%
Operating profit margin	40.2%	32.2%

Six months ended December 31,	2012	2011	Change
(In thousands)
Non-political advertising	$133,501	$134,659	(1)%
Political advertising	37,918	1,657	2,188%
Other	26,927	17,383	55%
Total revenues	198,346	153,699	29%
Operating expenses	(125,991)	(115,486)	9%
Operating profit	$72,355	$38,213	89%
Operating profit margin	36.5%	24.9%

Revenues
Local media revenues increased 32 percent in the second quarter and 29 percent in the first six months fiscal 2013 primarily reflecting higher political advertising related to the November 2012 elections. Net political advertising revenues totaled $25.7 million in the second quarter and $37.9 million in the first six months of the current fiscal year compared with $1.1 million in the prior-year second quarter and $1.7 million in the prior-year six-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues declined 5 percent in the second quarter and 1 percent in the first six months of fiscal 2013 as political advertising displaced a certain amount of non-political advertising. Local non-political advertising revenues decreased 4 percent in the second quarter and 1 percent for the first six months of fiscal 2013. National non-political advertising decreased 10 percent as compared to the prior-year second quarter and 2 percent for the first half of fiscal 2013.
Online advertising, a small but growing percentage of non-political advertising revenues, increased 14 percent and 16 percent as compared to the prior-year second quarter and first six months of fiscal 2012, respectively.

Other revenue increased 79 percent in the second quarter and 55 percent in the six-month period primarily reflecting increased retransmission fees and station management fees.

Operating Expenses
Local media operating expenses increased 16 percent in the second quarter and 9 percent in the first six months of fiscal 2013 primarily due to increased programming fees paid to the networks partially offset by a reduction in film amortization expense and legal services costs. In addition, in the second quarter of fiscal 2013, the local media segment recorded a restructuring charge of $1.5 million in severance and related benefits costs. The restructuring charge was recorded in selling, general, and administrative expenses.

Operating Profit
Local media operating profit increased 65 percent in the second quarter and 89 percent in the first half of fiscal 2013 reflecting the significant increase in political advertising revenues as well as an increase in other revenues.

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

Three months ended December 31,	2012	2011
(In thousands)
Revenues	$111,159	$84,402
Operating profit	$44,711	$27,156
Depreciation and amortization	6,070	6,175
EBITDA	$50,781	$33,331
EBITDA margin	45.7%	39.5%

Six months ended December 31,	2012	2011
(In thousands)
Revenues	$198,346	$153,699
Operating profit	$72,355	$38,213
Depreciation and amortization	12,172	12,164
EBITDA	$84,527	$50,377
EBITDA margin	42.6%	32.8%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2012	2011	Change
(In thousands)
Three months ended December 31,	$9,435	$8,093	17%
Six months ended December 31,	21,198	16,933	25%

Unallocated corporate expenses increased 17 percent in the second quarter and 25 percent in the first six months of fiscal 2013 compared with the respective prior-year periods. For the second quarter, increases in consulting costs, medical costs, building rent, and pension expenses more than offset reductions in performance-based incentive accruals and share-based compensation. For the first six months of fiscal 2013 increases in medical costs, consulting costs, pension expenses, and performance-based incentive accruals more than offset a reduction in building rent.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended December 31,	2012	2011	Change
(In thousands)
Production, distribution, and editorial	$134,117	$128,412	4%
Selling, general, and administrative	158,058	134,940	17%
Depreciation and amortization	10,967	10,505	4%
Operating expenses	$303,142	$273,857	11%

Six months ended December 31,	2012	2011	Change
(In thousands)
Production, distribution, and editorial	$274,728	$265,303	4%
Selling, general, and administrative	314,372	277,905	13%
Depreciation and amortization	22,894	20,337	13%
Operating expenses	$611,994	$563,545	9%

Production, distribution, and editorial costs increased 4 percent as compared to the prior-year second quarter and as compared to the prior-year first six months. On a comparable basis, production, distribution, and editorial costs decreased 2 percent in the second quarter and 4 percent in the first six months of fiscal 2013. Declines in national media paper, processing, postage, manuscript and art expenses, and customer relationship marketing production costs and local media film amortization more than offset an increase in local media programming fees paid to the networks.

Selling, general, and administrative expenses increased 17 percent in the second quarter and 13 percent in the first six months of fiscal 2013. Comparable selling, general, and administrative expenses increased 7 percent in the second quarter and 2 percent in the first six months of fiscal 2013. For the second quarter, increases in consulting costs, medical costs, building rent, pension expenses and circulation expenses more than offset reductions in employee compensation costs and share-based compensation. For the first six months of fiscal 2013, increases in medical costs, consulting costs, pension expenses, circulation expenses, and performance-based incentive accruals more than offset a reduction in building rent and employee compensation costs. In the second quarter of fiscal 2013, the Company recorded $7.4 million for severance and benefit costs and a vacated lease accrual of $0.4 million related to business realignments. Partially offsetting these charges was a $0.8 million reversal of excess restructuring accrual previously recorded by the national media segment.

Depreciation and amortization expense increased 4 percent in the second quarter and 13 percent in the first six months of fiscal 2013. On a comparable basis, depreciation and amortization decreased 6 percent in the second quarter and was flat in the first six months of fiscal 2013.

Income from Operations
Income from operations increased 5 percent in the second quarter and 10 percent in the first six months of fiscal 2013. Comparable income from operations decreased 4 percent in the second quarter and increased 6 percent in the first six months of fiscal 2013. For the second quarter of fiscal 2013, the decrease is primarily due to the restructuring charge partially offset by higher operating profits in our local media segment. For the six-month period, revenue growth and higher operating profits in our local media segment more than offset the restructuring charge. In addition, declines in operating results in our magazine, customer relationship marketing, and digital and mobile media operations as well as increased unallocated corporate expenses contributed to the changes.

Net Interest Expense
Net interest expense increased to $3.3 million in the fiscal 2013 second quarter compared with $2.9 million in the prior-year second quarter. For the six months ended December 31, 2012, net interest expense was $7.0 million versus $5.6 million in the first six months of fiscal 2013. Average long-term debt outstanding was $383 million in the second quarter of fiscal 2013 and $384 million for the six-month period compared with $258 million in the prior year second quarter and $240 million in the prior year six-month period. The Company's approximate weighted average interest rate was 3.6 percent in the first six months of fiscal 2013 and 4.7 percent in the first six months of fiscal 2012.

Income Taxes
Our effective tax rate was 34.3 percent in the second quarter and 36.9 percent in the first six months of fiscal 2013 as compared to 39.2 percent in the second quarter and in the first six months of fiscal 2012. The decrease in the effective tax rate is primarily due to tax benefits from the resolution of state and local tax contingencies.

Net Earnings and Earnings per Share
Net earnings were $35.6 million ($0.79 per diluted share) in the quarter ended December 31, 2012, up 13 percent from $31.6 million ($0.70 per diluted share) in the prior-year second quarter. For the six months ended December 31, 2012, earnings were $60.4 million ($1.34 per diluted share), an increase of 14 percent from prior-year six months earnings of $53.2 million ($1.18 per diluted share). The improvement was primarily the result of revenue growth and higher operating profit in our local media segment, partially offset by declines in operating results in our magazine, customer relationship marketing, and digital and mobile media operations as well as increased unallocated corporate expenses. Both average basic and diluted shares outstanding decreased slightly in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended December 31,	2012	2011	Change
(In thousands)
Net earnings	$60,426	$53,221	14%
Cash flows from operating activities	$80,383	$68,747	17%
Cash flows used in investing activities	(19,706)	(83,732)	(76)%
Cash flows provided by (used in) financing activities	(61,783)	13,382	(562)%
Net decrease in cash and cash equivalents	$(1,106)	$(1,603)	(31)%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2012, we have up to $130.0 million remaining of additional available borrowings under our revolving credit facility and up to $30.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $1.1 million in the first six months of fiscal 2013; they decreased $1.6 million in the first six months of fiscal 2012.

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

Cash provided by operating activities totaled $80.4 million in the first six months of fiscal 2013 compared with $68.7 million in the first six months of fiscal 2012. The increase is primarily due to higher net earnings and other changes in working capital.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $19.7 million in the first six months of fiscal 2013 from $83.7 million in the prior-year period. The decrease primarily reflects more cash used in the prior year for acquisitions as well as higher spending for additions to property, plant, and equipment due to a move into our new leased facilities in New York in the prior fiscal year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash used in financing activities totaled $61.8 million in the six months ended December 31, 2012, compared with net cash provided by financing activities of $13.4 million for the six months ended December 31, 2011. The change in cash used in financing activities is primarily due to net reduction of debt of $15.0 million compared to an increase in net debt of $55.0 million in the prior-year period. Higher dividend payments due to the increased dividend per share rate and increased purchases of Company stock also contributed to the change.

Long-term Debt
At December 31, 2012, long-term debt outstanding totaled $365.0 million ($275.0 million in fixed-rate unsecured senior notes, $70.0 million under an asset-backed bank facility, and $20.0 million outstanding under a revolving credit facility). Of the senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 4.01 percent. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. As of December 31, 2012, the asset-backed bank facility had a capacity of up to $100 million (depending on levels of accounts receivable). In September 2012, we renewed our asset-backed bank facility for an additional two-year period under terms, other than improved pricing, substantially similar to those previously in place. The renewed facility will expire in April 2015.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio, as defined in the debt agreement. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At December 31, 2012, $20.0 million was outstanding under the revolving credit facility. In September 2012, we amended our revolving credit facility for a new five-year period under terms, other than improved pricing, substantially similar to those previously in place. The amended facility expires on September 12, 2017.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at December 31, 2012.

Contractual Obligations
As of December 31, 2012, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2012.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $25.5 million in the first six months of fiscal 2013 to repurchase 749,000 shares of common stock at then-current market prices. We spent $15.3 million to repurchase 587,000 shares in the first six months of fiscal 2012. We expect to continue repurchasing shares from time to time subject to market conditions. As of December 31, 2012, $61.7 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended December 31, 2012.

Dividends
Dividends paid in the first six months of fiscal 2013 totaled $34.1 million, or 76.5 cents per share, compared with dividend payments of $28.7 million, or 63.75 cents per share, in the first six months of fiscal 2012.

Capital Expenditures
Investment in property, plant, and equipment totaled $13.7 million in the first six months of fiscal 2013 compared with prior-year first six months investment of $26.6 million. Current year investment primarily relates to assets acquired in the normal course of business. The prior year investment primarily related to leasehold improvements related to our move into new leased facilities in New York along with assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2012. As of December 31, 2012, the Company's critical accounting policies had not changed from June 30, 2012.

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

In July 2012, the FASB amended existing guidance related to Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance amends the impairment test for indefinite lived intangible assets other than goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite lived intangible asset. This guidance is effective for interim and annual periods beginning after September 15, 2012. The Company adopted this guidance as of October 1, 2012, and it will be effective for the Company’s May 31, 2013, annual impairment test. The adoption of this guidance did not have an impact on our results of operations or financial position.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At December 31, 2012, Meredith had $275.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $281.4 million from $279.2 million at December 31, 2012.

At December 31, 2012, $90.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.1 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2012.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2012.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
October 1 to October 31, 2012	72,592	$34.14	72,592	$66,355
November 1 to November 30, 2012	107,960	31.54	107,960	62,949
December 1 to December 31, 2012	37,856	33.90	37,856	61,666
Total	218,408		218,408

1	Total number of shares purchased includes 1,363 shares of Class B common stock in December 2012.
2
The number of shares purchased includes 3,468 shares in October 2012, 6,843 shares in November 2012, and 21,893 shares in December 2012 delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

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

Item 6.	Exhibits

	10.1	Meredith Corporation Employee Stock Purchase Plan of 2002, as amended is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8‑K filed November 13, 2012.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 24, 2013

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