Form 10-Q
period 2013-03-31
MEREDITH CORP
filed 2013-04-25
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2013
Common shares	36,144,074
Class B shares	8,339,964
Total common and Class B shares	44,484,038

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2013	June 30, 2012
(In thousands)
Current assets
Cash and cash equivalents	$24,490	$25,820
Accounts receivable, net	226,522	215,526
Inventories	26,094	22,559
Current portion of subscription acquisition costs	98,268	75,446
Current portion of broadcast rights	4,942	3,408
Other current assets	19,038	16,677
Total current assets	399,354	359,436
Property, plant, and equipment	461,922	455,271
Less accumulated depreciation	(274,200)	(260,967)
Net property, plant, and equipment	187,722	194,304
Subscription acquisition costs	94,293	75,368
Broadcast rights	4,127	943
Other assets	67,694	66,858
Intangible assets, net	578,922	586,263
Goodwill	732,662	733,127
Total assets	$2,064,774	$2,016,299

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$50,000	$105,000
Current portion of long-term broadcast rights payable	7,261	6,752
Accounts payable	58,660	72,911
Accrued expenses and other liabilities	117,188	117,071
Current portion of unearned subscription revenues	195,368	180,852
Total current liabilities	428,477	482,586
Long-term debt	305,000	275,000
Long-term broadcast rights payable	5,814	3,695
Unearned subscription revenues	149,257	141,408
Deferred income taxes	231,873	204,054
Other noncurrent liabilities	112,678	112,111
Total liabilities	1,233,099	1,218,854
Shareholders' equity
Series preferred stock	—	—
Common stock	36,144	35,791
Class B stock	8,340	8,716
Additional paid-in capital	48,769	53,275
Retained earnings	760,320	722,778
Accumulated other comprehensive loss	(21,898)	(23,115)
Total shareholders' equity	831,675	797,445
Total liabilities and shareholders' equity	$2,064,774	$2,016,299

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2013	2012	2013	2012
(In thousands except per share data)
Revenues
Advertising	$195,243	$191,472	$619,459	$559,425
Circulation	91,458	76,331	234,345	206,822
All other	82,914	77,710	230,563	235,892
Total revenues	369,615	345,513	1,084,367	1,002,139
Operating expenses
Production, distribution, and editorial	141,605	136,454	416,333	401,757
Selling, general, and administrative	166,873	159,352	481,245	437,257
Depreciation and amortization	11,091	11,407	33,985	31,744
Total operating expenses	319,569	307,213	931,563	870,758
Income from operations	50,046	38,300	152,804	131,381
Interest expense, net	(3,228)	(3,283)	(10,230)	(8,899)
Earnings before income taxes	46,818	35,017	142,574	122,482
Income taxes	(17,397)	(13,848)	(52,727)	(48,092)
Net earnings	$29,421	$21,169	$89,847	$74,390

Basic earnings per share	$0.66	$0.47	$2.02	$1.66
Basic average shares outstanding	44,404	44,800	44,436	44,882

Diluted earnings per share	$0.65	$0.47	$2.00	$1.65
Diluted average shares outstanding	45,079	45,296	45,021	45,141

Dividends paid per share	$0.4075	$0.3825	$1.1725	$1.0200

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2013	2012	2013	2012
(In thousands)
Net earnings	$29,421	$21,169	$89,847	$74,390
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	489	228	1,217	684
Other comprehensive income, net of income taxes	489	228	1,217	684
Comprehensive income	$29,910	$21,397	$91,064	$75,074

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2012	$35,791	$8,716	$53,275	$722,778	$(23,115)	$797,445
Net earnings	—	—	—	89,847	—	89,847
Other comprehensive income, net	—	—	—	—	1,217	1,217
Share-based incentive plan transactions	1,109	—	25,248	—	—	26,357
Purchases of Company stock	(1,125)	(7)	(38,776)	—	—	(39,908)
Share-based compensation	—	—	9,628	—	—	9,628
Conversion of Class B to common stock	369	(369)	—	—	—	—
Dividends paid
Common stock	—	—	—	(42,367)	—	(42,367)
Class B stock	—	—	—	(9,938)	—	(9,938)
Tax benefit from incentive plans	—	—	(606)	—	—	(606)
Balance at March 31, 2013	$36,144	$8,340	$48,769	$760,320	$(21,898)	$831,675

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended March 31,	2013	2012
(In thousands)
Cash flows from operating activities
Net earnings	$89,847	$74,390
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	25,294	23,350
Amortization	8,691	8,394
Share-based compensation	9,628	9,588
Deferred income taxes	32,386	27,511
Amortization of broadcast rights	7,668	9,174
Payments for broadcast rights	(9,758)	(10,009)
Provision for write-down of impaired assets	—	946
Fair value adjustment to contingent consideration	(2,500)	(1,018)
Excess tax benefits from share-based payments	(3,258)	(346)
Changes in assets and liabilities	(44,696)	(36,342)
Net cash provided by operating activities	113,302	105,638
Cash flows from investing activities
Acquisitions of and investments in businesses	(7,410)	(243,897)
Additions to property, plant, and equipment	(18,854)	(30,739)
Other	—	(781)
Net cash used in investing activities	(26,264)	(275,417)
Cash flows from financing activities
Proceeds from issuance of long-term debt	65,000	295,000
Repayments of long-term debt	(90,000)	(70,000)
Dividends paid	(52,305)	(45,892)
Purchases of Company stock	(39,908)	(16,584)
Proceeds from common stock issued	26,357	4,502
Excess tax benefits from share-based payments	3,258	346
Other	(770)	(640)
Net cash provided by (used in) financing activities	(88,368)	166,732
Net decrease in cash and cash equivalents	(1,330)	(3,047)
Cash and cash equivalents at beginning of period	25,820	27,721
Cash and cash equivalents at end of period	$24,490	$24,674

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

The condensed consolidated financial statements as of March 31, 2013, and for the three and nine months ended March 31, 2013 and 2012, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Recently Issued Accounting Standards—In February 2013, the FASB issued guidance related to Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This update is effective for us in our first quarter of fiscal 2014. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.

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

Effective May 15, 2012, Meredith purchased 100 percent of the outstanding stock of ShopNation Inc., an e-commerce website. During the first nine months of fiscal 2013, provisional amounts recorded to contingent consideration were decreased $1.3 million based on an updated preliminary valuation report and a deferred tax asset of $0.5 million was recorded, with a corresponding decrease to goodwill. The Company is in the process of obtaining a third-party valuation for intangible assets; thus, provisional measurements of intangible assets, goodwill, and deferred income tax balances have been used and are subject to change.

In conjunction with the acquisition of ShopNation, the Company recorded $6.4 million of contingent consideration at time of acquisition. The contingent consideration arrangement with ShopNation requires the Company to pay contingent payments should the acquired operations achieve certain operational and financial targets over the next three fiscal years, generally based on EBIT, as defined in the acquisition agreement. None of the contingent consideration is dependent on the continued employment of the sellers. We estimate the fair-value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 9. During the nine months ended March 31, 2013, the Company recognized a non-cash credit to operations of $2.5 million, reducing the estimated contingent consideration payable. This credit was recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings.

Effective March 1, 2012, Meredith acquired 100 percent of the outstanding stock of Allrecipes.com, Inc. During the first nine months of fiscal 2013, based on an updated valuation report, provisional amounts recorded to the advertiser relationships intangible asset were decreased $2.5 million and trademarks were increased $2.9 million, with a corresponding decrease to goodwill.

Living the Country Life, LLC and ShopNation are subject to legal and regulatory requirements, including but not limited to those related to taxation, in each of the jurisdictions in which they operate. The Company has conducted a preliminary assessment of liabilities arising in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisitions for all identified liabilities in accordance with the business combinations guidance. However, the Company is continuing its review of these matters during the measurement period, and if new information about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized or any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 33 percent are under the last-in first-out (LIFO) method at March 31, 2013, and 38 percent at June 30, 2012.

(In thousands)	March 31, 2013	June 30, 2012
Raw materials	$9,419	$13,405
Work in process	20,012	13,767
Finished goods	3,114	2,138
	32,545	29,310
Reserve for LIFO cost valuation	(6,451)	(6,751)
Inventories	$26,094	$22,559

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2013			June 30, 2012
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$7,452	$(3,105)	$4,347	$9,952	$(1,475)	$8,477
Customer lists	14,887	(10,471)	4,416	14,437	(8,203)	6,234
Other	11,105	(2,633)	8,472	10,605	(1,509)	9,096
Local media
Network affiliation agreements	218,559	(116,310)	102,249	218,559	(112,641)	105,918
Total	$252,003	$(132,519)	119,484	$253,553	$(123,828)	129,725
Intangible assets not
subject to amortization
National media
Internet domain names			1,916			1,916
Trademarks			158,446			155,546
Local media
FCC licenses			299,076			299,076
Total			459,438			456,538
Intangible assets, net			$578,922			$586,263

Amortization expense was $8.7 million for the nine months ended March 31, 2013. Annual amortization expense for intangible assets is expected to be as follows: $11.7 million in fiscal 2013, $10.8 million in fiscal 2014, $8.2 million in fiscal 2015, $6.8 million in fiscal 2016, and $5.9 million in fiscal 2017.

Changes in the carrying amount of national media goodwill were as follows:

Nine months ended March 31,	2013	2012
(In thousands)
Balance at beginning of period	$733,127	$525,034
Acquisitions	—	205,067
Adjustments	(465)	(39)
Balance at end of period	$732,662	$730,062

5. Restructuring Accrual

Changes in the Company's restructuring accrual were as follows:

Nine months ended March 31,	2013	2012
(In thousands)
Balance at beginning of period	$10,644	$8,042
Severance accrual	7,382	9,955
Vacated leased space accrual	463	2,703
Cash payments	(7,206)	(6,576)
Reversal of excess accrual	(827)	(592)
Balance at end of period	$10,456	$13,532

In December 2012, management committed to a performance improvement plan related primarily to business realignments that included selected workforce reductions. In connection with this plan, in the second quarter of fiscal 2013, the Company recorded a pre-tax restructuring charge of $7.8 million including severance and benefit costs of $7.4 million related to the involuntary termination of employees and an accrual for vacated lease space of $0.5 million. The majority of severance costs will be paid out over the next 12 months. The Company also recorded $0.8 million in reversals of excess restructuring reserves accrued in prior fiscal years. The restructuring charge and credit for the reversal of excess restructuring reserves are recorded in the selling, general, and administrative line in the Condensed Consolidated Statements of Earnings.

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

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2013	June 30, 2012
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/24/2015	$65,000	$65,000
Revolving credit facility of $150 million, due 9/12/2017	15,000	40,000

Private placement notes
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
2.62% senior notes, due 3/1/2015	50,000	50,000
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Total long-term debt	355,000	380,000
Current portion of long-term debt	(50,000)	(105,000)
Long-term debt	$305,000	$275,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At March 31, 2013, $152.2 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at March 31, 2013, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. In September 2012, we renewed our asset-backed bank facility for an additional two-year period on terms that are substantially similar to those previously in place, but with improved pricing. The renewed facility will expire in April 2015.

In September 2012, we extended our revolving credit facility for a new five-year period on terms, other than improved pricing, substantially similar to those previously in place. The amended facility will expire in September 2017.

7. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Nine Months
Periods ended March 31,	2013	2012	2013	2012
(In thousands)
Pension benefits
Service cost	$2,525	$2,359	$7,575	$7,077
Interest cost	1,228	1,497	3,684	4,491
Expected return on plan assets	(2,366)	(2,504)	(7,098)	(7,512)
Prior service cost amortization	90	92	270	276
Actuarial loss amortization	813	401	2,438	1,203
Net periodic benefit costs	$2,290	$1,845	$6,869	$5,535

Postretirement benefits
Service cost	$94	$113	$282	$339
Interest cost	153	240	459	720
Prior service cost amortization	(134)	(134)	(402)	(402)
Actuarial loss amortization	—	15	—	45
Net periodic benefit costs	$113	$234	$339	$702

8. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Nine Months
Periods ended March 31,	2013	2012	2013	2012
(In thousands except per share data)
Net earnings	$29,421	$21,169	$89,847	$74,390
Basic average shares outstanding	44,404	44,800	44,436	44,882
Dilutive effect of stock options and equivalents	675	496	585	259
Diluted average shares outstanding	45,079	45,296	45,021	45,141
Earnings per share
Basic earnings per share	$0.66	$0.47	$2.02	$1.66
Diluted earnings per share	0.65	0.47	2.00	1.65

For the three months ended March 31, 2013 and 2012, antidilutive options excluded from the above calculations totaled 3,049,000 (with a weighted average exercise price of $46.46) and 3,364,000 (with a weighted average exercise price of $45.98), respectively. For the nine months ended March 31, 2013 and 2012, antidilutive options excluded from the above calculations totaled 3,217,000 (with a weighted average exercise price of $46.05) and 4,713,000 (with a weighted average exercise price of $41.05), respectively.

In the nine months ended March 31, 2013 and 2012, options were exercised to purchase 816,570 and 44,700 common shares, respectively.

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

The carrying amount and estimated fair value of broadcast rights payable were $13.1 million and $12.5 million, respectively, as of March 31, 2013, and $10.4 million and $10.2 million, respectively, as of June 30, 2012. The fair value of broadcast rights payable was determined using the present value of expected future cash flows discounted at the Company's current borrowing rate with inputs included in Level 3.

The carrying amount and estimated fair value of long-term debt were $355.0 million and $358.5 million, respectively, as of March 31, 2013, and $380.0 million and $384.9 million, respectively, as of June 30, 2012. The fair value of long-term debt was determined using the present value of expected future cash flows using borrowing rates currently available for debt with similar terms and maturities with inputs included in Level 2.

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods ended March 31,	2013	2012	2013	2012
(In thousands)
Revenues
National media	$284,228	$267,603	$800,634	$770,530
Local media	85,387	77,910	283,733	231,609
Total revenues	$369,615	$345,513	$1,084,367	$1,002,139

Operating profit
National media	$42,991	$23,330	$94,592	$95,131
Local media	24,085	22,654	96,440	60,867
Unallocated corporate	(17,030)	(7,684)	(38,228)	(24,617)
Income from operations	$50,046	$38,300	$152,804	$131,381

Depreciation and amortization
National media	$4,593	$4,615	$14,458	$11,808
Local media	6,093	6,299	18,265	18,463
Unallocated corporate	405	493	1,262	1,473
Total depreciation and amortization	$11,091	$11,407	$33,985	$31,744

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. The national media segment consists of magazine publishing, digital and mobile media, digital and customer relationship marketing, brand licensing, database-related activities, and other related operations. The local media segment consists of 12 network-affiliated television stations, related digital and mobile media operations, and video creation operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 74 percent of the Company's $1.1 billion in revenues in the first nine months of fiscal 2013 while the local media segment contributed 26 percent.

NATIONAL MEDIA

Advertising revenues made up 48 percent of national media's first nine months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 29 percent of national media's first nine months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores and in digital form on tablets. The remaining 23 percent of national media's revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—84 percent in the first nine months of fiscal 2013—from the sale of advertising, both over the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation and depreciation and amortization.

FIRST NINE MONTHS FISCAL 2013 FINANCIAL OVERVIEW

•
Local media group revenues increased 23 percent and operating profit rose to $96.4 million from $60.9 million in the year-ago period reflecting increased cyclical political advertising revenues and higher other revenues.

•
National media revenues increased 4 percent primarily reflecting the inclusion of revenues of the prior fiscal year acquisitions of EveryDay with Rachael Ray, FamilyFun, and Allrecipes.com. National media operating profit declined 1 percent as declines in operating results in our magazine and customer relationship marketing operations more than offset lower restructuring charges and improved operating results in our licensing operations.

•	Fiscal 2013 third quarter results included a charge of $5.1 million for professional fees and expenses related to a strategic transaction that did not materialize.

•
In the second quarter of fiscal 2013, management committed to a performance improvement plan related primarily to business realignments that included selected workforce reductions. In connection with this plan, the Company recorded a net pre-tax restructuring charge of $7.8 million. This charge includes $7.4 million for severance and benefit costs and a vacated lease accrual of $0.4 million. The Company also recorded $0.8 million in reversals of excess restructuring reserves accrued in prior years.

•	Diluted earnings per share increased 21 percent to $2.00 from $1.65 in the prior-year first nine months.

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

RESULTS OF OPERATIONS

Three months ended March 31,	2013	2012	Change
(In thousands except per share data)
Total revenues	$369,615	$345,513	7%
Operating expenses	(319,569)	(307,213)	4%
Income from operations	$50,046	$38,300	31%
Net earnings	$29,421	$21,169	39%
Diluted earnings per share	0.65	0.47	38%

Nine months ended March 31,	2013	2012	Change
(In thousands except per share data)
Total revenues	$1,084,367	$1,002,139	8%
Operating expenses	(931,563)	(870,758)	7%
Income from operations	$152,804	$131,381	16%
Net earnings	$89,847	$74,390	21%
Diluted earnings per share	2.00	1.65	21%

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2013, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10-K (Form 10-K) for the year ended June 30, 2012.

In the following discussion, references to comparable results for the three and nine months ended March 31, 2013, as compared to the prior-year periods exclude the impact of the Fiscal 2012 Mid-Year Acquisitions that occurred during fiscal 2012.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended March 31,	2013	2012	Change
(In thousands)
Advertising	$128,770	$122,977	5%
Circulation	91,458	76,331	20%
Other	64,000	68,295	(6)%
Total revenues	284,228	267,603	6%
Operating expenses	(241,237)	(244,273)	(1)%
Operating profit	$42,991	$23,330	84%
Operating profit margin	15.1%	8.7%

Nine months ended March 31,	2013	2012	Change
(In thousands)
Advertising	$381,567	$354,614	8%
Circulation	234,345	206,822	13%
Other	184,722	209,094	(12)%
Total revenues	800,634	770,530	4%
Operating expenses	(706,042)	(675,399)	5%
Operating profit	$94,592	$95,131	(1)%
Operating profit margin	11.8%	12.3%

Revenues
National media advertising revenues increased 5 percent in the third quarter and 8 percent in the first nine months of fiscal 2013. Magazine advertising revenues declined 1 percent in both the third quarter and in the first nine months of fiscal 2013. Total advertising pages were flat in the third quarter and decreased in the low-single digits on a percentage basis in the first nine months of fiscal 2013. On a comparable basis, magazine advertising revenues decreased 7 percent in the third quarter and 9 percent in the first nine months of fiscal 2013. Comparable total advertising pages decreased 5 percent in the third quarter and 10 percent in the first nine months of fiscal 2013 with most titles showing declines. Among our core advertising categories, demand was weaker for the majority of categories. Online advertising revenues in our digital and mobile media operations increased more than 50 percent in the third quarter and almost doubled in the first nine months of fiscal 2013. On a comparable basis, online advertising revenues increased 5 percent in the third quarter and 11 percent in the first nine months of fiscal 2013.

Magazine circulation revenues increased 20 percent in the third quarter and 13 percent in the first nine months of fiscal 2013. Comparable magazine circulation revenues grew 15 percent in the third quarter and 4 percent in the first nine months of fiscal 2013. Comparable subscription revenues grew 20 percent in the third quarter and were up more than 5 percent in the nine-month period. For both periods, comparable newsstand revenues declined in the low to mid single-digits. The increase in subscription revenues is primarily due to a test issue of a magazine based on the Allrecipes brand and growth in our legacy titles.

Other revenues decreased 6 percent in the third quarter and 12 percent in the first nine months of fiscal 2013. Meredith Xcelerated Marketing (MXM) revenues were down 4 percent in the third quarter and 14 percent in the first nine months of fiscal 2013 due primarily to reductions in programs from certain clients. In addition, other revenues in our magazine operations declined primarily due to lower sales of books. Brand licensing revenues increased 10 percent in the third quarter and 3 percent in the first nine months of fiscal 2013.

Operating Expenses
National media operating expenses decreased 1 percent in the third quarter and they increased 5 percent in the first nine months of fiscal 2013. On a comparable basis, national media operating expenses decreased 9 percent in the third quarter and 6 percent in the first nine months of fiscal 2013. Paper, processing, and postage costs declined primarily due to the decrease in advertising pages. In addition to the decrease in the volume of paper used, paper expense also decreased due to low- to mid-single digits declines in average paper prices as compared to the year-ago periods. Employee payroll and related costs also declined in both periods primarily due to performance improvement plans implemented in prior years. In accord with the decrease in MXM's revenues, customer relationship marketing production expenses also declined. These declines were partially offset by increased circulation expenses and performance-based incentive accruals.

In the second quarter of fiscal 2013, the national media segment recorded a restructuring charge of $5.9 million for severance and benefit costs and a vacated lease accrual of $0.4 million. Partially offsetting these charges was a $0.8 million reversal of excess restructuring accrual previously recorded by the national media segment. In the first nine months of fiscal 2012, the Company recorded $2.6 million of acquisition costs, with $2.5 million of this being recorded in the third quarter. In addition, in the third quarter of fiscal 2012, the national media group recorded $9.9 million for severance and benefit costs, vacated lease accruals of $1.6 million, the write-off of deferred subscription acquisition costs of $0.7 million, and other miscellaneous write-downs and accruals of $0.4 million. Partially offsetting these charges was a $0.6 million reversal of excess restructuring accrual previously recorded by the national media segment and a $1.0 million reduction in contingent consideration payable. These items were reported as increases and decreases, as appropriate, in selling, general, and administrative expenses.

Operating Profit
National media operating profit increased 84 percent in the third quarter. It declined 1 percent in the first nine months of fiscal 2013 compared with the prior-year period. Comparable national media operating profit increased 92 percent in the third quarter. Comparable national media operating profit declined 5 percent in the first nine months of fiscal 2013. For the third quarter of fiscal 2013, operating profit improved primarily due to the absence of restructuring and acquisition charges and improved results of our magazine operations due to increased circulation contribution and improved licensing operations results. For the nine-month period, declines in operating results in our magazine and customer relationship marketing operations more than offset lower restructuring charges and acquisition expenses and improved operating results in our licensing operations.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended March 31,	2013	2012	Change
(In thousands)
Non-political advertising	$66,118	$66,652	(1)%
Political advertising	355	1,843	(81)%
Other	18,914	9,415	101%
Total revenues	85,387	77,910	10%
Operating expenses	(61,302)	(55,256)	11%
Operating profit	$24,085	$22,654	6%
Operating profit margin	28.2%	29.1%

Nine months ended March 31,	2013	2012	Change
(In thousands)
Non-political advertising	$199,619	$201,311	(1)%
Political advertising	38,273	3,500	994%
Other	45,841	26,798	71%
Total revenues	283,733	231,609	23%
Operating expenses	(187,293)	(170,742)	10%
Operating profit	$96,440	$60,867	58%
Operating profit margin	34.0%	26.3%

Revenues
Local media revenues increased 10 percent in the third quarter and 23 percent in the first nine months of fiscal 2013. The three month increase primarily reflects higher other revenues and the nine month increase was due primarily to higher political advertising related to the November 2012 elections. Net political advertising revenues totaled $0.4 million in the third quarter and $38.3 million in the first nine months of the current fiscal year compared with $1.8 million in the prior-year third quarter and $3.5 million in the prior-year nine-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues declined 1 percent in the third quarter and in the first nine months of fiscal 2013 as political advertising displaced a certain amount of non-political advertising. Local non-political advertising revenues decreased 3 percent in the third quarter and 2 percent for the first nine months of fiscal 2013. National non-political advertising increased 4 percent as compared to the prior-year third quarter and was flat for the first nine months of fiscal 2013. Online advertising revenues decreased 2 percent as compared to the prior-year third quarter. Online advertising revenues increased 9 percent in the first nine months of fiscal 2013.

Other revenue more than doubled in the third quarter and increased 71 percent in the nine-month period primarily reflecting increased retransmission fees and station management fees.

Operating Expenses
Local media operating expenses increased 11 percent in the third quarter and 10 percent in the first nine months of fiscal 2013 primarily due to increased programming fees paid to the networks partially offset by a reduction in film amortization expense.

In the second quarter of fiscal 2013, the local media segment recorded a restructuring charge of $1.5 million for severance and related benefits costs. In the third quarter of fiscal 2012, restructuring charges included a vacated lease accrual of $1.1 million and a severance and benefits accrual of $0.1 million. The restructuring charges were recorded in selling, general, and administrative expenses.

Operating Profit
Local media operating profit increased 6 percent in the third quarter and 58 percent in the first nine months of fiscal 2013 reflecting the significant increase in political advertising revenues as well as an increase in other revenues.

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

Three months ended March 31,	2013	2012
(In thousands)
Revenues	$85,387	$77,910
Operating profit	$24,085	$22,654
Depreciation and amortization	6,093	6,299
EBITDA	$30,178	$28,953
EBITDA margin	35.3%	37.2%

Nine months ended March 31,	2013	2012
(In thousands)
Revenues	$283,733	$231,609
Operating profit	$96,440	$60,867
Depreciation and amortization	18,265	18,463
EBITDA	$114,705	$79,330
EBITDA margin	40.4%	34.3%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2013	2012	Change
(In thousands)
Three months ended March 31,	$17,030	$7,684	122%
Nine months ended March 31,	38,228	24,617	55%

Unallocated corporate expenses more than doubled in the third quarter and increased 55 percent in the first nine months of fiscal 2013 compared with the respective prior-year periods. Fiscal 2013 third quarter results included a charge of $5.1 million for professional fees and expenses related to a strategic transaction that did not materialize. In addition, for the third quarter and nine-month period, consulting costs, medical costs, charitable contributions, performance-based incentive accruals, and pension expenses increased. For the first nine months of fiscal 2013, these increases were partially offset by a reduction in building rent.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended March 31,	2013	2012	Change
(In thousands)
Production, distribution, and editorial	$141,605	$136,454	4%
Selling, general, and administrative	166,873	159,352	5%
Depreciation and amortization	11,091	11,407	(3)%
Operating expenses	$319,569	$307,213	4%

Nine months ended March 31,	2013	2012	Change
(In thousands)
Production, distribution, and editorial	$416,333	$401,757	4%
Selling, general, and administrative	481,245	437,257	10%
Depreciation and amortization	33,985	31,744	7%
Operating expenses	$931,563	$870,758	7%

Production, distribution, and editorial costs in fiscal 2013 increased 4 percent as compared to the prior-year third quarter and as compared to the prior-year first nine months. On a comparable basis, production, distribution, and editorial costs were flat in the third quarter and decreased 2 percent in the first nine months of fiscal 2013. Declines in national media paper, processing, and postage expenses and customer relationship marketing production costs and local media film amortization more than offset an increase in local media programming fees paid to the networks.

Selling, general, and administrative expenses increased 5 percent in the third quarter and 10 percent in the first nine months of fiscal 2013. Comparable selling, general, and administrative expenses decreased 3 percent in the third quarter and were flat for the first nine months of fiscal 2013. For the third quarter, increases in consulting costs, charitable contributions, medical costs, and pension expense more than offset reductions in employee compensation costs and share-based compensation. For the first nine months of fiscal 2013, increases in circulation expenses, consulting costs, medical costs, charitable contributions, performance-based incentive accruals, and pension expenses more than offset a reduction in building rent and employee compensation costs.
In the second quarter of fiscal 2013, the Company recorded $7.4 million for severance and benefit costs and a vacated lease accrual of $0.4 million related to business realignments. Partially offsetting these charges was a $0.8 million reversal of excess restructuring accrual previously recorded by the national media segment. Fiscal 2013 third quarter results included a charge of $5.1 million for professional fees and expenses related to a strategic transaction that did not materialize.

In the first nine months of fiscal 2012, the Company recorded $2.6 million in acquisition costs, with $2.5 million of this being recorded in the third quarter. In the third quarter of fiscal 2012, the Company recorded $10.0 million for severance and benefit costs, vacated lease accruals of $2.7 million, the write-off of deferred subscription acquisition costs of $0.7 million, and other miscellaneous write-downs of $0.4 million related to business realignments. Partially offsetting these charges was a $0.6 million reversal of excess restructuring accrual previously recorded by the national media segment and a $1.0 million reduction in contingent consideration payable.

Depreciation and amortization expense decreased 3 percent in the third quarter; it increased 7 percent in the first nine months of fiscal 2013. On a comparable basis, depreciation and amortization decreased 9 percent in the third quarter and 3 percent in the first nine months of fiscal 2013.

Income from Operations
Income from operations increased 31 percent in the third quarter and 16 percent in the first nine months of fiscal 2013. Comparable income from operations increased 32 percent in the third quarter and 13 percent in the first nine months of fiscal 2013. For the third quarter of fiscal 2013, the absence of a restructuring charge and improved results of our magazine and licensing operations more than offset an increase in unallocated corporate expenses. For the nine-month period, revenue growth and higher operating profits in our local media segment and lower restructuring charges more than offset increased unallocated corporate expenses and declines in operating results in our magazine and customer relationship marketing operations.

Net Interest Expense
Net interest expense decreased to $3.2 million in the fiscal 2013 third quarter compared with $3.3 million in the prior-year third quarter. For the nine months ended March 31, 2013, net interest expense was $10.2 million versus $8.9 million in the first nine months of fiscal 2012. Average long-term debt outstanding was $354 million in the third quarter of fiscal 2013 and $374 million for the nine-month period compared with $335 million in the prior year third quarter and $277 million in the prior year nine-month period. The Company's approximate weighted average interest rate was 3.7 percent in the first nine months of fiscal 2013 and 4.3 percent in the first nine months of fiscal 2012.

Income Taxes
Our effective tax rate was 37.2 percent in the third quarter and 37.0 percent in the first nine months of fiscal 2013 as compared to 39.5 percent in the third quarter and and 39.3 percent in the first nine months of fiscal 2012. The decrease in the effective tax rate is primarily due to tax benefits from the resolution of state and local tax contingencies.

Net Earnings and Earnings per Share
Net earnings were $29.4 million ($0.65 per diluted share) in the quarter ended March 31, 2013, up 39 percent from $21.2 million ($0.47 per diluted share) in the prior-year third quarter. For the nine months ended March 31, 2013, net earnings were $89.8 million ($2.00 per diluted share), an increase of 21 percent from prior-year nine months net earnings of $74.4 million ($1.65 per diluted share). For the third quarter of fiscal 2013, the absence of a restructuring charge and improved results of our magazine and licensing operations more than offset an increase in unallocated corporate expenses. For the nine-month period, revenue growth and higher operating profits in our local media segment and lower restructuring charges more than offset increased unallocated corporate expenses and declines in operating results in our magazine and customer relationship marketing operations. Both average basic and diluted shares outstanding decreased slightly in the periods.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended March 31,	2013	2012	Change
(In thousands)
Net earnings	$89,847	$74,390	21%
Cash flows from operating activities	$113,302	$105,638	7%
Cash flows used in investing activities	(26,264)	(275,417)	(90)%
Cash flows provided by (used in) financing activities	(88,368)	166,732	(153)%
Net decrease in cash and cash equivalents	$(1,330)	$(3,047)	(56)%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2013, we have up to $135.0 million remaining of additional available borrowings under our revolving credit facility and up to $35.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $1.3 million in the first nine months of fiscal 2013; they decreased $3.0 million in the first nine months of fiscal 2012.

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

Cash provided by operating activities totaled $113.3 million in the first nine months of fiscal 2013 compared with $105.6 million in the first nine months of fiscal 2012. The increase is primarily due to higher net earnings partially offset by changes in working capital.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $26.3 million in the first nine months of fiscal 2013 from $275.4 million in the prior-year period. The decrease primarily reflects more cash used in the prior year for acquisitions as well as higher spending for additions to property, plant, and equipment due to a move into our new leased facilities in New York in fiscal 2012.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash used in financing activities totaled $88.4 million in the nine months ended March 31, 2013, compared with net cash provided by financing activities of $166.7 million for the nine months ended March 31, 2012. The change in cash used in financing activities is primarily due to net reduction of debt of $25.0 million compared to an increase in net debt of $225.0 million in the prior-year period due to acquisitions in fiscal 2012. Higher dividend payments due to the increased dividend per share rate and increased purchases of Company stock also contributed to the change.

Long-term Debt
At March 31, 2013, long-term debt outstanding totaled $355.0 million ($275.0 million in fixed-rate unsecured senior notes, $65.0 million under an asset-backed bank facility, and $15.0 million outstanding under a revolving credit facility). Of the senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 4.01 percent. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. As of March 31, 2013, the asset-backed bank facility had a capacity of up to $100 million (depending on levels of accounts receivable). In September 2012, we renewed our asset-backed bank facility for an additional two-year period under terms, other than improved pricing, substantially similar to those previously in place. The renewed facility will expire in April 2015.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio, as defined in the debt agreement. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At March 31, 2013, $15.0 million was outstanding under the revolving credit facility. In September 2012, we amended our revolving credit facility for a new five-year period under terms, other than improved pricing, substantially similar to those previously in place. The amended facility expires in September 2017.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at March 31, 2013.

Contractual Obligations
As of March 31, 2013, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2012.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $39.9 million in the first nine months of fiscal 2013 to repurchase 1,131,000 shares of common stock at then-current market prices. We spent $16.6 million to repurchase 626,000 shares in the first nine months of fiscal 2012. We expect to continue repurchasing shares from time to time subject to market conditions. As of March 31, 2013, $47.2 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended March 31, 2013.

Dividends
Dividends paid in the first nine months of fiscal 2013 totaled $52.3 million, or $1.1725 per share, compared with dividend payments of $45.9 million, or $1.0200 per share, in the first nine months of fiscal 2012.

Capital Expenditures
Investment in property, plant, and equipment totaled $18.9 million in the first nine months of fiscal 2013 compared with prior-year first nine months investment of $30.7 million. Current year investment primarily relates to assets acquired in the normal course of business. The prior year investment primarily related to leasehold improvements related to our move into new leased facilities in New York along with assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2012. As of March 31, 2013, the Company's critical accounting policies had not changed from June 30, 2012.

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

In February 2013, the FASB issued guidance related to Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This update is effective for us in our first quarter of fiscal 2014. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At March 31, 2013, Meredith had $275.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $280.5 million from $278.5 million at March 31, 2013.

At March 31, 2013, $80.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.1 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2012.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2013.

Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
January 1 to January 31, 2013	14,975	$36.42	14,975	$61,399
February 1 to February 28, 2013	36,107	40.44	36,107	59,939
March 1 to March 31, 2013	339,767	37.41	339,767	47,228
Total	390,849		390,849

1
The number of shares purchased includes 14,761 shares in January 2013, 35,369 shares in February 2013, and 331,602 shares in March 2013 delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

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

Date: April 25, 2013

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