Form 10-K
period 2013-06-30
MEREDITH CORP
filed 2013-08-21
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

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

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2012, was $1,177,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2013
Common shares	36,257,472
Class B shares	8,324,023
Total common and Class B shares	44,581,495

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2013, are incorporated by reference in Part III to the extent described therein.

	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	National Media	2
	Local Media	6
	Executive Officers of the Company	9
	Employees	9
	Other	10
	Available Information	10
	Forward Looking Statements	10
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Mine Safety Disclosures	13

	Part II
Item 5.	Market for Registrant's Common Equity, Related Shareholder
	Matters, and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	16
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8.	Financial Statements and Supplementary Data	38
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	79
Item 9A.	Controls and Procedures	79
Item 9B.	Other Information	80

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	80
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	81
Item 13.	Certain Relationships and Related Transactions and
	Director Independence	81
Item 14.	Principal Accounting Fees and Services	81

	Part IV
Item 15.	Exhibits and Financial Statement Schedules	82

Signatures		86
Index to Attached Exhibits		E-1

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

The Company operates two business segments: national media and local media. The national media segment includes magazine publishing, brand licensing, digital and customer relationship marketing, digital and mobile media, database-related activities, and other related operations. The local media segment consists of the operations of network-affiliated television stations, related digital and mobile media, and video creation operations. Financial information about industry segments can be found in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8-Financial Statements and Supplementary Data under Note 16.

Our national media segment includes leading national consumer media brands delivered via multiple media platforms, brand licensing activities, and business-to-business marketing products and services. It focuses on the home and family market and is a leading publisher of magazines serving women. In fiscal 2013, we published in print twenty subscription magazines, including Better Homes and Gardens, Family Circle, Ladies' Home Journal, Parents, FamilyFun, American Baby, EveryDay with Rachael Ray, and Fitness, and approximately 120 special interest publications. Twenty of our brands are also available as digital editions on various platforms. The national media segment's extensive digital media presence consists of over 40 websites, almost 30 mobile-optimized websites, and about 30 applications (apps). Of those websites and apps, the Allrecipes' brand accounts for 18 websites, 18 mobile sites serving 23 countries in 12 languages, and 11 mobile apps. The national media segment also includes digital and customer relationship marketing, which provides specialized marketing products and services to some of America's leading companies; a large consumer database; brand licensing activities; and other related operations.

Our local media segment consists of 12 network-affiliated television stations located across the United States (U.S.) in mostly fast growing markets and a national video creation unit. The television stations consist of six CBS affiliates, three FOX affiliates, two MyNetworkTV affiliates, and one NBC affiliate. Local media's digital presence includes 20 websites and mobile websites and 36 apps focused on news, sports, and weather-related information.

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

BUSINESS DEVELOPMENTS

In May 2013, Meredith acquired Parenting and Babytalk magazines and their related digital assets. Under the agreement, readers of Parenting will receive either Parents or FamilyFun magazine effective with the September issue. Similarly, readers of Babytalk will receive American Baby magazine effective with the September issue. The companion digital site, www.parenting.com, will operate as a part of the Parents network of digital media.

In April 2013, Meredith announced the expansion of the Meredith Sales Guarantee program. This program proves quantitatively that advertising in our titles increases retail sales. Brands that participated in our first year realized an average return on their investment of $7.81 for every $1.00 invested in advertising in our magazines. Currently we have 26 brands participating in the program – double the number from last year – and we are adding new categories for measurement, including pharmaceuticals and retail.

In fiscal 2013, we successfully renewed most of our agreements with cable and satellite television providers. Additionally, we successfully completed new network affiliation agreements with CBS and Fox, our major network partners.

During fiscal 2013, Meredith entered into several agreements that expanded the reach of our popular media brands in Turkey and Italy. In Turkey, Istanbul-based Dinosaurs Yayincilik ve Dijital Medya Ltd. launched local editions of three Meredith brands: Better Homes and Gardens, Parents, and More. All three are currently published under license in the Turkish language, and are distributed via subscriptions and newsstands throughout the country. In Italy, Allrecipes.com launched Allrecipes.it, a localized site dedicated to Italian cooks.

The Company began offering digital editions of our most popular magazines, including such well-known titles as Family Circle, EveryDay with Rachael Ray, Ladies' Home Journal, Midwest Living, and MORE, as magazines on Google Play. On Google Play, consumers can buy new or back issues of magazines and customize their reading experiences on their Android tablets or phones. Purchased magazines are stored and accessible using cloud technology, enabling consumers to keep their favorite titles organized and easily browsed in a digital carousel. They are then able to access these titles using the Google Play Magazines app for Android devices.

DESCRIPTION OF BUSINESS

National Media

National media represented 74 percent percent of Meredith's consolidated revenues in fiscal 2013. Better Homes and Gardens magazine, our flagship brand, continues to account for a significant percentage of revenues and operating profit of the national media segment and the Company.

Magazines
Information for our major magazine titles as of June 30, 2013, follows:

Title	Description	Frequency per Year	Year-end Rate Base	[1]

Better Homes and Gardens	Women's service	12	7,600,000
Family Circle	Women's service	12	4,000,000
Ladies' Home Journal	Women's service	11	3,200,000
Parents	Parenthood	12	2,200,000
FamilyFun	Parenthood	10	2,100,000
American Baby	Parenthood	12	2,000,000
EveryDay with Rachael Ray	Women's lifestyle and food	10	1,700,000
Fitness	Women's lifestyle	10	1,500,000
More	Women's lifestyle (age 40+)	10	1,300,000
Midwest Living	Travel and lifestyle	6	950,000
Ser Padres	Hispanic parenthood	8	850,000
Traditional Home	Home decorating	8	850,000
EatingWell	Women's lifestyle and food	6	750,000
Siempre Mujer	Hispanic women's lifestyle	6	550,000
Wood	Woodworking	7	450,000
Successful Farming	Farming business	13	420,000

1
Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and for most of the Company's titles is tracked by the Audit Bureau of Circulations, which issues periodic statements for audited magazines.

In addition to these major magazine titles, we published approximately 120 special interest publications under approximately 75 titles in fiscal 2013, primarily under the Better Homes and Gardens brand. The titles are issued from one to six times annually and sold primarily on newsstands. A limited number of subscriptions are also sold to certain special interest publications. The following titles were published quarterly or more frequently: American Patchwork & Quilting, Country Gardens, Diabetic Living, Do It Yourself, Kitchen and Bath Ideas, and Quilts & More.

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

Digital and Mobile Media
We have 20 of our brands available as digital tablet editions, with an audience of approximately 600,000. Paid digital customers represent about 2 percent of our total rate base. For four of our brands, we offer digital editions that are enhanced for the tablet to include bonus content.

In fiscal 2013, we launched seven new apps. National media now has 22 apps focused on food, parenthood, and health. Our cumulative downloads have reached nearly 25 million. We generated 5.5 million digital orders for print magazine subscriptions in fiscal 2013, an increase of nearly 70 percent over the prior year. We now receive about one-third of our orders from digital sources.

National media's 30 websites and 10 mobile-optimized websites provide ideas and inspiration. These branded websites focus on the topics that women care about most—food, home, entertaining, and meeting the needs of moms—and on delivering powerful content geared toward lifestyle topics such as health, beauty, style, and wellness. Digital traffic was 45 million unique average monthly visitors in fiscal 2013, helped by the acquisition of Allrecipes.com, Inc. (Allrecipes) and aggressive digital marketing initiatives.

Other Sources of Revenues
Other revenues are derived from digital and customer relationship marketing, other custom publishing projects, brand licensing agreements, ancillary products and services, and book sales.

Meredith Xcelerated Marketing—Meredith Xcelerated Marketing (MXM) is a digital and customer relationship marketing agency with the proven ability to create measurable programs that are focused on building customer engagement for corporate clients through the use of content and innovation. MXM's marketing capabilities include digital, social media, customer relationship management, database analytics, healthcare, and mobile media. MXM provides clients with in-depth knowledge, resources, and expertise in core areas including loyalty, consumer research, database management and analytics, mobile, campaign management, social, and digital. MXM uses these capabilities together with its editorial talent to create content that is relevant, measurable, and on-target. Its revenue is independent of advertising and circulation, though sometimes its services are sold as part of larger programs that include advertising components. In fiscal 2013, major clients included Kraft, Nestlé, Lowe's, Honda, Chrysler, State Farm, and Allergan.

MXM possesses six offices in the U.S.: New York; Los Angeles; Washington, D.C.; Dallas; Detroit; and Des Moines metro areas. In addition, the Meredith-iris Global Network, Meredith's partnership with iris Nation Worldwide Limited, serves the increasing global needs of MXM's domestic clients while also opening the doors to new clients in the European and Asia-Pacific markets.

Brand Licensing—Brand licensing consists of the licensing of various proprietary trademarks in connection with retail programs conducted through a number of retailers and manufacturers, and multiple licensing agreements that extend several of Meredith's brands internationally.

Meredith's largest licensing agreement is for Better Homes and Gardens branded products at Wal-Mart Stores, Inc. (Walmart). Other licensing activities include a long-term agreement to license the Better Homes and Gardens brand to Realogy Corporation (Realogy), which continues to build a residential real estate franchise system based on the Better Homes and Gardens brand; and a licensing agreement with Universal Furniture International, which includes a full line of wooden and upholstered furniture for living rooms, bedrooms, and dining rooms.

During fiscal 2013, we expanded and enhanced the scope of Better Homes and Gardens branded products at Walmart stores. This included linens and towels for bedrooms and bathrooms, as well as a broader offering of home décor products. Our current licensing agreement with Walmart continues through 2016.

Our Better Homes and Gardens real estate program with Realogy continues to grow, and is now represented in 26 states by more than 8,000 agents.

Meredith's titles are currently distributed in nearly 60 countries - including more than 25 licensed local editions in countries such as Australia, China, Indonesia, Italy, Russia, and Turkey. During fiscal 2013, Meredith entered into several agreements that expanded the reach of our popular media brands in Turkey and Italy. In Turkey, local editions of three Meredith brands: Better Homes and Gardens, Parents, and More launched in April 2013. In Italy, Allrecipes.com recently launched Allrecipes.it, a localized site dedicated to Italian cooks.

The Company continues to pursue brand extensions that will serve consumers and advertisers alike and also extend and strengthen the reach and vitality of our brands.

Meredith Books—Meredith has licensed exclusive global rights to publish and distribute books based on our consumer-leading brands, including the powerful Better Homes and Gardens imprint, to a book publisher. Meredith creates book content and retains all approval and content rights while the publisher is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management. Meredith receives royalties based on net sales subject to a guaranteed minimum.

Production and Delivery
Paper, printing, and postage costs accounted for 32 percent of the national media segment's fiscal 2013 operating expenses.

Coated publication paper is the major raw material essential to the national media segment. We directly purchase all of the paper for our magazine production and custom publishing business. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements. The price of paper is driven by overall market conditions and is therefore difficult to predict. In fiscal 2013, average paper prices decreased 5 percent. Average paper prices increased 3 percent in fiscal 2012 and fiscal 2011. Management anticipates paper prices will rise in the low to mid-single digits during fiscal 2014 and that fiscal 2014 average paper prices will be flat compared to fiscal 2013.

Meredith has printing contracts with several major domestic printers for our magazines.

Postage is a significant expense of the national media segment. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies that leverage work-sharing opportunities offered within the postal rate structure. Periodical postage accounts for approximately 75 percent of Meredith's postage costs, while other mail items—direct mail, replies, and bills—account for approximately 25 percent. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates periodically. Though prices and price increases for various USPS products vary, overall average price increases are capped by law at the rate of inflation as measured by the Consumer Price Index, which was 2.57 percent. Postage prices have risen in each of Meredith's last three fiscal years. Over the longer term, prices have increased in seven of the last eight years for Meredith.

Meredith continues to work independently and with others to encourage and help the USPS find and implement efficiencies to contain rate increases. We cannot, however, predict future changes in the postal rates or the impact they will have on our national media business.

Subscription fulfillment services for Meredith's national media segment are provided by third parties. National magazine newsstand distribution services are provided by third parties through multi-year agreements.

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

Local Media

Local media represented 26 percent of Meredith's consolidated revenues in fiscal 2013. Information about the Company's television stations at June 30, 2013, follows:

Station, Market	DMA National Rank [1]	Network Affiliation	Channel	Expiration Date of FCC License	Average Audience Share [2]

WGCL-TV	9	CBS	46	4-1-2005 (3	5.1%
Atlanta, GA

KPHO-TV	13	CBS	5	10-1-2006 3)	6.4%
Phoenix, AZ

KPTV	22	FOX	12	2-1-2007 (3)	6.2%
Portland, OR

KPDX-TV	22	MyNetworkTV	49	2-1-2007 (3)	2.2%
Portland, OR

WSMV-TV	29	NBC	4	8-1-2005 (3)	7.9%
Nashville, TN

WFSB-TV	30	CBS	3	4-1-2007 (3)	11.4%
Hartford, CT
New Haven, CT

KCTV	31	CBS	5	2-1-2006 (3)	10.7%
Kansas City, MO

KSMO-TV	31	MyNetworkTV	62	2-1-2006 (3)	1.0%
Kansas City, MO

WHNS-TV	37	FOX	21	12-1-2004 (3)	4.0%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

KVVU-TV	40	FOX	5	10-1-2006 (3)	4.7%
Las Vegas, NV

WNEM-TV	67	CBS	5	10-1-2005 (3)	15.9%
Flint, MI
Saginaw, MI
Bay City, MI

WSHM-LP	114	CBS	3	4-1-2007 (3)	6.9%
Springfield, MA
Holyoke, MA

1	Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2012-2013 DMA ranking.

2
Average audience share represents the estimated percentage of households using television tuned to the station in the DMA. The percentages shown reflect the average total day shares (6:00 a.m. to 2:00 a.m.) for the November 2012, February 2013, and May 2013 measurement periods.

3
Renewal application pending. Under FCC rules, a license is automatically extended pending FCC processing and granting of the renewal application. We have no reason to believe that these licenses will not be renewed by the FCC.

Operations
The principal sources of the local media segment's revenues are: 1) local advertising focusing on the immediate geographic area of the stations; 2) national advertising; 3) retransmission of our television signal to satellite and cable systems; 4) advertising on the stations' websites and mobile websites; 5) station operation management fees; and 6) payments by advertisers for other services, such as the production of advertising materials.

The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of in-market broadcasters, audience share, and audience demographics. The larger a station's audience share in any particular daypart, the more leverage a station has in setting advertising rates. Generally, as the market fluctuates with supply and demand, so do a station's advertising rates. Most national advertising is sold by an independent representative firm. The sales staff at each station generates local/regional advertising revenues.

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

The affiliation agreement for our NBC affiliate expires at the end of December 2013. Our two MyNetworkTV affiliation agreements expire in September 2014. Our CBS affiliation agreements expire in April 2016 and August 2017 and our Fox affiliation agreements expire in December 2017. Programming fees paid to CBS and Fox increased significantly in fiscal 2013. These payments are in essence a portion of the retransmission fees that Meredith receives from cable, satellite, and telecommunications firms, which pay Meredith to carry our local television programming in their markets. These stations generally also pay networks for certain programming and services such as marquee sports (professional football, college basketball, and Olympics) and news services. The Company's Fox affiliates also pay the Fox network for additional advertising spots during prime-time programming. While Meredith's relations with the networks historically have been very good, the Company can make no assurances they will remain so over time.

Retransmission revenue is generated from cable, satellite and internet-based television service providers who pay Meredith for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming.  These fees increased significantly in fiscal 2013 as many agreements were renewed.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, mobile applications, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Several of our stations are broadcasting a second programming stream on their digital channel. Our Las Vegas, Phoenix, and Hartford stations currently broadcast a news/weather channel, Flint-Saginaw has a MyNetworkTV affiliate, and Kansas City airs Bounce TV, a network with African American focused programming.

The costs of television programming are significant. In addition to network affiliation fees, there are two principal programming costs for Meredith: locally produced programming, including local news; and purchased syndicated programming. The Company continues to increase our locally produced news and entertainment programming to control content and costs and to attract advertisers. Syndicated programming costs are based largely on demand from stations in the market and can fluctuate significantly.

Meredith Video Studios (MVS) is our development, production, and multiplatform distribution company that produces video for use by Meredith's television stations and our local and national media websites, and is producing custom video for clients as well. Sponsorship opportunities include video billboards, product integration, channel sponsorships, and custom videos.

Produced by MVS, The Better Show, our daily lifestyle television show, currently airs every weekday in more than 160 markets reaching 80 percent of U.S. television households, including New York, Los Angeles, Chicago, and Philadelphia, the country's top four television markets. Meredith recently renewed The Better Show for a seventh season. Beginning in the fall of 2013, The Better Show will air every weekday on the Hallmark Channel during its daytime programming block. Each episode will air on the Hallmark Channel a day following the original nationally syndicated show. It is the first cable network distribution agreement for Meredith Video Studios.

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

The FCC has enacted a proposed plan, called the National Broadband Plan, to increase the amount of spectrum available in the United States for wireless broadband use. In furtherance of the National Broadband Plan, Congress enacted and the President signed into law legislation authorizing the FCC to conduct a “reverse auction” for which television broadcast licensees could submit bids to receive compensation in return for relinquishing all or a portion of their rights in the television spectrum of their full service and/or Class A stations. Under the new law, the FCC may hold one reverse auction, and another auction for the newly freed spectrum. The FCC must complete both auctions by 2022.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one year terms each November. The current executive officers of the Company are:

Stephen M. Lacy—Chairman, President, and Chief Executive Officer (2010 - present) and a director of the Company since 2004. Formerly President and Chief Executive Officer (2006 - 2010). Age 59.

Thomas H. Harty—President-National Media Group (2010 - present). Formerly President-Consumer Magazines (2009 - 2010) and Vice President-Magazine Group (2004 - 2009). Age 50.

Paul A. Karpowicz—President-Local Media Group (2005 - present). Age 60.

Joseph H. Ceryanec—Vice President-Chief Financial Officer (2008 - present). Age 52.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006 - present). Age 54.

EMPLOYEES

As of June 30, 2013, the Company had approximately 3,250 full-time and 100 part-time employees. Only a small percentage of our workforce is unionized. We consider relations with our employees to be good.

OTHER

Name recognition and the public image of the Company's trademarks (e.g., Better Homes and Gardens and Parents) and television station call letters are vital to the success of our ongoing operations and to the introduction of new businesses. The Company protects our brands by aggressively defending our trademarks and call letters.

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

Advertising represents the largest portion of our revenues. In fiscal 2013, 56 percent of our revenues were derived from advertising. Advertising constitutes almost half of our national media revenues and approximately 80 percent of our local media revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, for example the Internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising or suppress advertising rates.

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

Circulation revenues represent a significant portion of our revenues. Magazine circulation is another significant source of revenue, representing 22 percent of total revenues and 29 percent of national media revenues. Preserving circulation is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase.

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

Paper and postage prices are difficult to predict and control. Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2013, these expenses accounted for 23 percent of national media's operating costs. Paper is a commodity and its price has been subject to significant volatility. All of our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts. The USPS distributes substantially all of our magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

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

Loss of or changes in affiliation agreements could adversely affect operating results for our local media segment. Our broadcast television station business owns and operates 12 television stations. Six are affiliated with CBS, three with Fox, two with MyNetworkTV, and one with NBC. These television networks produce and distribute programming in exchange for each of our stations' commitment to air the programming at specified times and for commercial announcement time during the programming. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues. The affiliation agreement for our NBC affiliate expires at the end of December 2013. Our two MyNetworkTV affiliation agreements expire in September 2014. Our CBS affiliation agreements expire in April 2016 and August 2017 and our Fox affiliation agreements expire in December 2017. In conjunction with these renegotiations, the television networks sought arrangements with their affiliates to change the structure of network compensation, including payment from affiliates for the network’s programming. Programming fees paid to CBS and Fox have increased significantly in fiscal 2013. These payments are in essence a portion of the retransmission fees that Meredith receives from cable, satellite, and telecommunications firms, which pay Meredith to carry its local television programming in their markets.

Acquisitions pose inherent financial and other risks and challenges. As a part of our strategic plan, we have acquired businesses and we expect to continue acquiring businesses in the future. These acquisitions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability. Such risks and challenges include underperformance relative to our expectations and the price paid for the acquisition; unanticipated demands on our management and operational resources; difficulty in integrating personnel, operations, and systems; retention of customers of the combined businesses; assumption of contingent liabilities; and acquisition-related earnings charges. If our acquisitions are not successful, we may record impairment charges. Our ability to continue to make acquisitions will depend upon our success at identifying suitable targets, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities and potential profitability, as well as the availability of suitable candidates at acceptable prices, and whether restrictions are imposed by regulations. Moreover, competition for certain types of acquisitions is significant, particularly in the fields of broadcast stations and interactive media. Even if successfully negotiated, closed, and integrated, certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	High	Low	Dividends
Fiscal 2013
First Quarter	$37.84	$30.00	$0.3825
Second Quarter	35.79	29.27	0.3825
Third Quarter	45.95	33.52	0.4075
Fourth Quarter	48.37	36.06	0.4075

	High	Low	Dividends
Fiscal 2012
First Quarter	$32.10	$21.16	$0.2550
Second Quarter	33.14	21.10	0.3825
Third Quarter	35.00	30.52	0.3825
Fourth Quarter	32.98	26.89	0.3825

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased our dividend in each of the last 20 years. It is currently anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2013, there were approximately 1,210 holders of record of the Company's common stock and 645 holders of record of Class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock during the period July 1, 2008, to June 30, 2013, with the Standard and Poor's (S&P) MidCap 400 Index and with a peer group of companies engaged in multimedia businesses primarily with publishing and/or television broadcasting in common with the Company.

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

The graph depicts the results for investing $100 in the Company's common stock, the S&P MidCap 400 Index and the Peer Group at closing prices on June 30, 2008, assuming dividends were reinvested.

Meredith Corp.
S&P Midcap 400 Index
Peer Group
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00

	2008	2009	2010	2011	2012	2013
Meredith Corp.	100.00	94.60	118.87	122.48	131.77	205.48
S&P Midcap 400 Index	100.00	71.98	89.92	125.34	121.84	161.00
Peer Group	100.00	26.01	47.93	51.07	50.17	80.92

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended June 30, 2013.

Period	(a) Total number of shares purchased [1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under the programs
				(in thousands)
April 1 to April 30, 2013	245	$38.84	245	$47,219
May 1 to May 31, 2013	297,602	42.42	297,602	34,595
June 1 to June 30, 2013	47,755	45.91	47,755	32,403
Total	345,602	42.90	345,602

1
The number of shares purchased includes 245 shares in April 2013, 281,702 shares in May 2013, and 47,755 shares in June 2013, delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

In October 2011, the Board of Directors authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions.

For more information on the Company's share repurchase program, see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share Repurchase Program" on page 33.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the fiscal years 2009 through 2013 is contained under the heading "Five-Year Financial History with Selected Financial Data" beginning on page 78 and is derived from consolidated financial statements for those years. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

MD&A should be read in conjunction with the other sections of this Form 10-K, including Item 1-Business, Item 6-Selected Financial Data, and Item 8-Financial Statements and Supplementary Data. MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations and could be affected by many risks, uncertainties, and changes in circumstances including the uncertainties and risk factors described throughout this filing, particularly in Item 1A-Risk Factors. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth under the heading “Forward Looking Statements." in Item 1-Business.

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

Meredith operates two business segments. The national media segment consists of magazine publishing, digital and mobile media, digital and customer relationship marketing, brand licensing, database-related activities, and other related operations. The local media segment consists of 12 network-affiliated television stations, related digital and mobile media, and video creation operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2013, the national media segment accounted for 74 percent of the Company's $1.5 billion in revenues while local media segment revenues contributed 26 percent.

The Company continues to take aggressive steps to grow our leading position serving American women and to deliver revenue, profit, and free cash flow growth, and increase shareholder value over time. Strategic actions during fiscal 2013 included:

•
Increasing its powerful consumer connection—Consumer engagement strengthened across Meredith's media platforms as the Company executed initiatives to refresh and enhance its popular national and local brands. Meredith's monthly magazine audience is an impressive 115 million, while its television stations continue to deliver strong ratings performances. The Company's digital audience grew to 53 million unique visitors per month.

•
Strengthening its core magazine and television brands—Advertising rates grew in both businesses as Meredith executed a series of innovative sales programs, including the Meredith Sales Guarantee, which demonstrates quantitatively that advertising in Meredith magazines increases retail sales for clients. The Company also completed a number of initiatives to increase efficiencies, reduce costs, and improve operating profit margins.

•
Growing revenues from non-advertising-related activities—Meredith's Brand Licensing activities delivered stronger performance, driven by an expansion of the Better Homes and Gardens line of branded products at Walmart stores across the U.S., and growth in the Better Homes and Gardens real estate network with Realogy. All of MXM's major clients renewed for calendar 2013, and the new business pipeline is very robust. Additionally, retransmission revenues grew as Meredith renewed agreements with cable and satellite providers.

•
Making strategic investments to scale the business—Meredith positioned itself for continued growth with the acquisition of the Parenting and BabyTalk brands, and the launch of a magazine based on the Allrecipes digital brand that will debut with the December 2013 issue.

•
Expanding digital, mobile, video and social platforms—Meredith continued its rapid expansion across emerging platforms. Highlights included website relaunches; tablet edition expansions; development of new mobile apps; increased video creation; and growth across social media platforms such as Facebook and Pinterest. Meredith also agreed to expand the reach of its daily syndicated The Better Show through cable distribution on the Hallmark Channel.

•
Executing its successful Total Shareholder Return strategy—Meredith's stock price increased 49 percent in fiscal 2013, and its dividend yielded approximately 4 percent. Key elements of the strategy are (1) an annual dividend of $1.63 per share; (2) a $100 million share repurchase program; and (3) ongoing investments to scale the business and increase shareholder value over time.

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

NATIONAL MEDIA

Advertising revenues made up 47 percent of fiscal 2013 national media revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 29 percent of fiscal 2013 national media revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. In the short term, subscription revenues, which accounted for 81 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. A key factor in our subscription success is our industry-leading database. It contains approximately 100 million entries that include information on about three-quarters of American homeowners, providing an average of 800 data points for each name. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 24 percent of national media revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. MXM offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers, both in printed and digital forms. These other revenues are generally affected by changes in the level of economic activity in the U.S. including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented 32 percent of the segment's operating expenses in fiscal 2013. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The printing of our publications is outsourced. We typically have multi-year contracts for the printing of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS increased rates most recently in January 2013. At this time, the USPS has not proposed any future rate increases. Meredith works with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases.

Employee compensation, which includes benefits expense, represented 27 percent of national media's operating expenses in fiscal 2013. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. The remaining 41 percent of fiscal 2013 national media expenses included costs for magazine newsstand and book distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

LOCAL MEDIA

Local media derives the majority of its revenues—82 percent in fiscal 2013—from the sale of advertising both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, television production services, and other services.

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

Local media's major expense categories are employee compensation and programming fees paid to the networks. Employee compensation represented 48 percent of local media's operating expenses in fiscal 2013, and is affected by the same factors noted for national media. Programming fees paid to the networks represented 12 percent of this segment's fiscal 2013 expenses. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 40 percent of local media's fiscal 2013 operating expenses.

FISCAL 2013 FINANCIAL OVERVIEW

•
Local media revenues increased 19 percent and operating profit rose to $124.1 million from $88.3 million in the prior year reflecting increased cyclical political advertising revenues and higher other revenues.

•
National media revenues rose 3 percent and operating profit increased 4 percent primarily reflecting the results of the prior fiscal year acquisitions of EveryDay with Rachael Ray, FamilyFun, and Allrecipes.com and improved results in our licensing operations, which more than offset declines in our core magazine and customer relationship marketing operations.

•	Results included a pre-tax charge of $5.1 million for professional fees and expenses related to a strategic transaction that did not materialize.

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

•	Diluted earnings per share increased 19 percent to $2.74 from $2.31 in fiscal 2012.

•	In fiscal 2013, we generated $189.1 million in operating cash flows, invested $50.2 million in acquisitions of and investments in businesses, and invested $26.0 million in capital improvements.

RESULTS OF OPERATIONS

Years ended June 30,	2013	Change	2012	Change	2011
(In millions except per share data)
Total revenues	$1,471.3	7%	$1,376.7	(2)%	$1,400.5
Costs and expenses	1,215.1	6%	1,146.6	1%	1,135.7
Depreciation and amortization	45.4	2%	44.3	12%	39.5
Total operating expenses	1,260.5	6%	1,190.9	1%	1,175.2
Income from operations	$210.8	13%	$185.8	(18)%	$225.3
Earnings from continuing operations	$123.7	18%	$104.4	(21)%	$131.6
Net earnings	123.7	18%	104.4	(18)%	127.4
Diluted earnings per share
from continuing operations	2.74	19%	2.31	(20)%	2.87
Diluted earnings per share	2.74	19%	2.31	(17)%	2.78

OVERVIEW

Following are brief descriptions of current and prior year acquisitions and of discontinued operations, and a discussion of our rationale for the use of financial measures that are not in accordance with accounting principles generally accepted in the United States of America (GAAP), or non-GAAP financial measures, and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the national media and local media segments and an analysis of our consolidated results of operations for the last three fiscal years.

Acquisitions

In fiscal 2013, the Company acquired Parenting and Babytalk magazines and related digital assets and the remaining interest in Living the Country Life, LLC. These acquisitions were not material to the Company's consolidated financial statements. Effective July 1, 2011, Meredith acquired EatingWell Media Group. Also during fiscal 2012, Meredith completed the following acquisitions: the October 2011 acquisition of EveryDay with Rachael Ray magazine and its related digital assets, the January 2012 acquisition of FamilyFun and its related assets, the March 2012 acquisition of Allrecipes.com, and the May 2012 acquisition of ShopNation. The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the consolidated financial statements for further information.

Use of Comparable Results

Collectively, all fiscal 2012 acquisitions, including EatingWell Media Group, are referred to as the "Fiscal 2012 Acquisitions." The fiscal 2012 acquisitions acquired at any time other than at the start of the fiscal year (i.e., excluding EatingWell Media Group) are collectively referred to as the "Fiscal 2012 Mid-Year Acquisitions." In MD&A disclosures, references to comparable results for fiscal 2013 as compared to fiscal 2012 exclude the impact of the Fiscal 2012 Mid-Year Acquisitions in both periods and references to comparable results for fiscal 2012 as compared to fiscal 2011 exclude the impact of the Fiscal 2012 Acquisitions.

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

Trends and Uncertainties

Advertising demand is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Advertising revenues accounted for 56 percent of total revenues in fiscal 2013. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates and, over time, television programming rights. The Company's cash flows from operating activities, our primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

NATIONAL MEDIA

The following discussion reviews operating results for our national media segment, which includes magazine publishing, digital and customer relationship marketing, digital and mobile media, brand licensing, database-related activities, and other related operations. The national media segment contributed 74 percent of Meredith's revenues and 53 percent of the combined operating profit from national media and local media operations in fiscal 2013.

In fiscal 2013, national media revenues increased 3 percent while segment operating profit grew 4 percent. In fiscal 2012, national media revenues declined 2 percent, and segment operating profit decreased 26 percent. National media operating results for the last three fiscal years were as follows:

Years ended June 30,	2013	Change	2012	Change	2011
(In millions)
Revenues	$1,095.2	3%	$1,060.4	(2)%	$1,078.2
Operating expenses	(957.2)	3%	(927.4)	3%	(898.6)
Operating profit	$138.0	4%	$133.0	(26)%	$179.6

National Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2013	Change	2012	Change	2011
(In millions)
Revenues
Advertising	$515.8	5%	$492.3	(2)%	$501.3
Circulation	322.2	13%	285.3	9%	261.5
Other	257.2	(9)%	282.8	(10)%	315.4
Total revenues	$1,095.2	3%	$1,060.4	(2)%	$1,078.2

Advertising Revenue
The following table presents advertising page information according to Publishers Information Bureau for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2013	Change	2012	Change	2011
Better Homes and Gardens	1,263	(11)%	1,416	(11)%	1,588
Parents	1,231	(1)%	1,248	(10)%	1,388
Family Circle	1,147	(15)%	1,343	(12)%	1,523
Fitness	766	(5)%	805	—%	809
Ladies' Home Journal	703	(17)%	844	(19)%	1,044
More	685	(6)%	725	(14)%	846
EveryDay with Rachael Ray ¹	645	n/m	335	-	-
Traditional Home	562	2%	553	(3)%	571
FamilyFun ¹	558	n/m	165	-	-
American Baby	370	(16)%	439	(15)%	519
Midwest Living	382	(4)%	398	(14)%	463
EatingWell	223	10%	203	-	-
¹ Since date of acquisition
n/m - Not meaningful

National media advertising revenues increased 5 percent in fiscal 2013. Magazine advertising revenues declined 2 percent in fiscal 2013 as compared to fiscal 2012. Total advertising pages decreased in the low-single digits on a percentage basis in fiscal 2013. On a comparable basis, magazine advertising revenues and comparable advertising pages decreased 9 percent in fiscal 2013 with most titles showing declines. Among our core advertising categories, demand was weaker for the majority of categories. Online advertising revenues in our digital and mobile media operations increased more than 60 percent in fiscal 2013. On a comparable basis, online advertising revenues increased 8 percent in fiscal 2013.

National media advertising revenues decreased 2 percent in fiscal 2012. Magazine advertising revenues decreased 4 percent in fiscal 2012 as compared to fiscal 2011. Total advertising pages decreased in the low-single digits on a percentage basis. On a comparable basis, magazine advertising revenues and total advertising pages decreased 10 percent in fiscal 2012. Revenue declines of 11 percent to 12 percent were seen in our women's service, parenthood, lifestyle, and shelter titles. Exceptions to this were our men's titles, which were flat and our Hispanic titles, which showed strong growth. Among our core advertising categories, non-prescription drugs, pets, and financial services showed strength while demand was weaker for the prescription drug, food and beverage, and household supplies categories. Fiscal 2012 online advertising revenues increased 30 percent. On a comparable basis, online advertising revenues declined 4 percent in fiscal 2012.

Circulation Revenues
Magazine circulation revenues increased 13 percent in fiscal 2013. Comparable magazine circulation revenues increased 6 percent in fiscal 2013. Comparable subscription revenues grew 10 percent while comparable newsstand revenues declined 6 percent. The increase in comparable subscription revenues is primarily due to a test issue of a magazine based on the Allrecipes brand and growth in our legacy titles.

Magazine circulation revenues increased 9 percent in fiscal 2012. Comparable magazine circulation revenues were flat as subscription and newsstand revenues were both approximately flat.

Other Revenues
Fiscal 2013 other revenues decreased 9 percent. MXM revenues were down approximately 10 percent in fiscal 2013 due primarily to reductions in programs from certain clients. In addition, other revenues declined primarily due to lower sales of books. Brand licensing revenues grew 7 percent in fiscal 2013.

Other revenues within national media decreased 10 percent in fiscal 2012. MXM revenues declined approximately 15 percent. The decrease in MXM revenues was primarily due to certain clients of MXM scaling back programs in response to economic conditions. Brand licensing revenues were down 8 percent in fiscal 2012 primarily due to the renegotiation of the terms of the extended WalMart contact.

National Media Operating Expenses

National media operating expenses increased 3 percent in fiscal 2013. On a comparable basis, national media operating expenses decreased 5 percent in fiscal 2013. Paper, processing, and postage costs declined primarily due to the decrease in advertising pages. In addition to the decrease in the volume of paper used, paper expense also decreased due to a mid-single digit decline in average paper prices as compared to the year-ago period. In accord with the decrease in MXM's revenues, customer relationship marketing production expenses also declined. These declines were partially offset by increased circulation expenses.

In fiscal 2013, the national media segment recorded a restructuring charge of $5.9 million for severance and benefit costs and a vacated lease accrual of $0.4 million. Partially offsetting these charges was a $0.8 million reversal of excess restructuring accrual previously recorded by the national media segment.

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

National Media Operating Profit

In fiscal 2013, national media operating profit grew 4 percent compared with the prior year. Comparable national media operating profit decreased 1 percent as declines in operating results in our magazine, digital and mobile media, and customer relationship marketing operations more than offset lower restructuring charges and acquisition expenses and improved operating results in our brand licensing operations.

National media operating profit declined 26 percent in fiscal 2012. Comparable national media operating profit decreased 27 percent. The decline in operating profit was primarily due to restructuring charges and acquisition costs as discussed above and due to declines in operating profit in all of national media's lines of business.

LOCAL MEDIA

The following discussion reviews operating results for the Company's local media segment, which currently consists of 12 network-affiliated television stations, related digital and mobile media, and video creation operations. The local media segment contributed 26 percent of Meredith's revenues and 47 percent of the combined operating profit from national media and local media operations in fiscal 2013.

Local media revenues increased 19 percent in fiscal 2013 as both political advertising and other revenues increased significantly. Costs and expenses increased 11 percent. Local media operating profit increased 41 percent in fiscal 2013 on the strength of political advertising and other revenues.

Local media revenues decreased 2 percent in fiscal 2012 as strong increases in non-political advertising and other revenues almost offset a $28.3 million reduction in political advertising, which is expected in a non-political year. Operating expenses declined 3 percent. Local media operating profit was unchanged in fiscal 2012.

Local media operating results for the last three fiscal years were as follows:

Years ended June 30,	2013	Change	2012	Change	2011
(In millions)
Revenues	$376.1	19%	$316.3	(2)%	$322.3
Operating expenses	(252.0)	11%	(228.0)	(3)%	(234.4)
Operating profit	$124.1	41%	$88.3	—%	$87.9

Local Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2013	Change	2012	Change	2011
(In millions)
Revenues
Non-political advertising	$268.8	(1)%	$270.7	6%	$256.4
Political advertising	39.0	476%	6.8	(81)%	35.0
Other	68.3	76%	38.8	26%	30.9
Total revenues	$376.1	19%	$316.3	(2)%	$322.3

Local media total revenues increased 19 percent in fiscal 2013, reflecting higher political advertising related to the November 2012 elections. Political advertising revenues totaled $39.0 million in fiscal 2013 compared with $6.8 million in the prior year. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns (which take place primarily in our odd-numbered fiscal years). Political advertising may displace a certain amount of non-political advertising; therefore, the revenues may not be entirely incremental. Non-political advertising revenues decreased 1 percent in fiscal 2013 as political advertising displaced some non-political advertising. Local non-political advertising revenues decreased 2 percent in fiscal 2013. National non-political advertising revenues increased 1 percent as compared to the prior year. In fiscal 2013, the automotive, furnishings, and media categories were stronger. Online advertising revenues, a small but growing percentage of non-political advertising revenues, increased 8 percent as compared to the prior year. Other revenue, which was primarily retransmission fees from cable and satellite operators and station management fees, increased 76 percent in fiscal 2013.

Local media total revenues decreased 2 percent in fiscal 2012, reflecting lower political advertising revenues. Political advertising revenues totaled $6.8 million in fiscal 2012 compared with $35.0 million in fiscal 2011. Non-political advertising revenues increased 6 percent in fiscal 2012. Local non-political advertising revenues increased 5 percent in fiscal 2012. National non-political advertising revenues increased 3 percent as compared to fiscal 2011. In fiscal 2012, local media's two largest advertising categories, automotive and professional services, each grew revenues by more than 10 percent. Online advertising increased more than 50 percent as compared to the prior year. Other revenue increased 26 percent in fiscal 2012, primarily reflecting Meredith's management of Peachtree TV (WPCH-TV) in Atlanta, which began in late March 2011, and increased retransmission fees.

Local Media Operating Expenses

Local media operating expenses increased 11 percent in fiscal 2013 as compared to the prior year primarily due to increased programming fees paid to the networks partially offset by a reduction in film amortization expense. In fiscal 2013, the local media segment recorded a restructuring charge of $1.5 million for severance and related benefits costs.

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

Local Media Operating Profit

Local media operating profit increased 41 percent in fiscal 2013 as compared to the prior year. The increase was primarily due to the strength of political advertising revenues and higher other revenues, partially offset by increased programming fees paid to affiliated networks.

Local media operating profit was unchanged in fiscal 2012 compared with fiscal 2011 as growth in non-political and other revenues and lower operating expenses fully offset lower political revenues.

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

Local media EBITDA and EBITDA margin were as follows:

Years ended June 30,	2013	Change	2012	Change	2011
(In millions)
Revenues	$376.1	19%	$316.3	(2)%	$322.3
Operating profit	$124.1	41%	$88.3	—%	$87.9
Depreciation and amortization	24.5	(1)%	24.7	3%	24.0
EBITDA	$148.6	32%	$113.0	1%	$111.9
EBITDA margin	39.5%		35.7%		34.7%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three years were as follows:

Years ended June 30,	2013	Change	2012	Change	2011
(In millions)
Unallocated corporate expenses	$51.3	44%	$35.5	(16)%	$42.2

Unallocated corporate expenses increased 44 percent in fiscal 2013. Fiscal 2013 results included a charge of $5.1 million for professional fees and expenses related to a strategic transaction that did not materialize. In addition, performance-based incentive accruals, consulting costs, investment spending in Next Issue Media, and medical costs increased. These increases were partially offset by a reduction in building rent.

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

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2013	Change	2012	Change	2011
(In millions)
Production, distribution, and editorial	$561.1	2%	$547.6	(1)%	$554.1
Selling, general, and administrative	654.1	9%	599.0	3%	581.5
Depreciation and amortization	45.4	2%	44.3	12%	39.5
Operating expenses	$1,260.5	6%	$1,190.9	1%	$1,175.2

Production, Distribution, and Editorial Costs
Production, distribution, and editorial costs in fiscal 2013 increased 2 percent as compared to the prior year. On a comparable basis, production, distribution, and editorial costs decreased 2 percent in fiscal 2013. Declines in national media paper, processing, and postage expenses and customer relationship marketing production costs and local media film amortization more than offset an increase in local media programming fees paid to the networks.

Fiscal 2012 production, distribution, and editorial costs decreased 1 percent as compared to fiscal 2011. On a comparable basis, production, distribution, and editorial costs decreased 6 percent. Declines in national media paper, processing, postage, and marketing production costs and local media film amortization and production expenses contributed to the reduction.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased 9 percent in fiscal 2013. Comparable selling, general, and administrative expenses increased 2 percent in fiscal 2013 as increases in circulation expenses, medical costs, performance-based incentive accruals, pension expenses, and consulting costs more than offset a reduction in building rent and employee compensation costs. In fiscal 2013, the Company recorded $7.4 million for severance and benefit costs and a vacated lease accrual of $0.4 million related to business realignments. Partially offsetting these charges was a $0.8 million reversal of excess restructuring accrual previously recorded by the national media segment. Fiscal 2013 results also included a charge of $5.1 million for professional fees and expenses related to a strategic transaction that did not materialize.

Fiscal 2012 selling, general, and administrative expenses increased 3 percent as compared to the prior year. Comparable selling, general, and administrative expense decreased 3 percent. Performance-based incentive accruals, pension costs, medical costs, bad debt expense, and consulting fees declined. Partially offsetting these decreases were $2.7 million in acquisition costs recorded by the Company in fiscal 2012. In addition, in fiscal 2012, the Company recorded $10.0 million for severance and benefit costs, vacated lease accruals of $2.7 million, the write-off of deferred subscription acquisition costs of $0.7 million, and other miscellaneous write-downs of $0.4 million related to business realignments. Partially offsetting these charges were a $0.6 million reversal of excess restructuring accrual previously recorded by the national media segment and a $1.0 million reduction in contingent consideration payable.

Depreciation and Amortization
Depreciation and amortization increased 2 percent in fiscal 2013 as compared to the prior year. On a comparable basis, depreciation and amortization decreased 5 percent.

Depreciation and amortization increased 12 percent in fiscal 2012 as compared to the prior year. On a comparable basis, depreciation and amortization increased 4 percent. The increase is primarily due to depreciation on the leasehold improvements and fixed assets in new leased property in New York.

Operating Expenses
Employee compensation including benefits was the largest component of our operating expenses in fiscal 2013. Employee compensation represented 34 percent of total operating expenses in fiscal 2013 compared to 33 percent in fiscal 2012 and 35 percent in fiscal 2011. National media paper, production, and postage combined expense was the second largest component of our operating costs in fiscal 2013, representing 24 percent of the total. In fiscal 2012, these expenses represented 27 percent and in fiscal 2011, they were 29 percent.

Income from Operations

Income from operations rose 13 percent in fiscal 2013 as compared to the prior year. Comparable income from operations grew 10 percent primarily due to revenue growth and higher operating profits in our local media segment. These increases were partially offset by the increased unallocated corporate expenses and declines in operating results in our magazine and customer relationship marketing operations.

Income from operations decreased 18 percent in fiscal 2012. Comparable income from operations decreased 19 percent, primarily due to national media operating profit being lower in all of its lines of business. These declines were partially offset by a decline in unallocated corporate expenses. Local media operating profit was unchanged despite fiscal 2012 being a non-political year.

Net Interest Expense

Net interest expense was $13.4 million in fiscal 2013, and $12.9 million in fiscal 2012 and 2011. Average long-term debt outstanding was $367.7 million in fiscal 2013, $305.4 million in fiscal 2012, and $248.8 million in fiscal 2011. The Company's approximate weighted average interest rate was 3.7 percent in fiscal 2013, 4.2 percent in fiscal 2012, and 5.2 percent in fiscal 2011.

Income Taxes

The Company's effective tax rate from continuing operations was 37.4 percent in fiscal 2013, 39.6 percent in fiscal 2012, and 38.0 percent in fiscal 2011. The decrease in the fiscal 2013 effective tax rate is primarily due to tax benefits from the resolution of state and local tax contingencies. The fiscal 2012 rate reflected the tax consequences of a smaller decrease in the fair value of the acquisition-related contingent consideration and smaller tax benefits realized due to expiring federal and state statutes of limitations as compared to the prior year.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations

Fiscal 2013 earnings from continuing operations were $123.7 million ($2.74 per diluted share), up 18 percent from fiscal 2012 earnings from continuing operations of $104.4 million ($2.31 per diluted share). The improvement was primarily the result of revenue growth and higher operating profits in our local media segment, increased operating profits from the prior year acquisitions and a lower effective tax rate. These increases were partially offset by the increased unallocated corporate expenses and declines in operating results in our magazine and customer relationship marketing operations.

Earnings from continuing operations were $104.4 million ($2.31 per diluted share) in fiscal 2012, a decrease of 21 percent from $131.6 million ($2.87 per diluted share) in fiscal 2011. National media operating profit was lower in all of its lines of business. These declines were partially offset by lower unallocated corporate expenses.

Discontinued Operations

The loss from discontinued operations represents the operating results, net of taxes, of ReadyMade magazine. In June 2011, the Company announced the closing of the ReadyMade brand. In connection with this closing, the Company recorded a write-down of various assets, primarily deferred subscription acquisition costs, of ReadyMade magazine of $4.2 million.

The ReadyMade charges are reflected in the costs and expenses line below. The revenues and expenses have, along with associated taxes, been removed from continuing operations and reclassified into a single line item amount on the Consolidated Statements of Earnings titled loss from discontinued operations, net of taxes, for the period presented as follows:

Year ended June 30,	2011
(In millions except per share data)
Revenues	$5.8
Costs and expenses	(12.7)
Loss before income taxes	(6.9)
Income taxes	2.7
Loss from discontinued operations	$(4.2)
Loss from discontinued operations per share:
Basic	$(0.09)
Diluted	(0.09)

Net Earnings and Earnings per Share

Net earnings were $123.7 million ($2.74 per diluted share) in fiscal 2013, up 18 percent from $104.4 million ($2.31 per diluted share) in fiscal 2012. The improvement was primarily the result of revenue growth and higher operating profits in our local media segment, increased operating profits from the prior year acquisitions and a lower effective tax rate. These increases were partially offset by the increased unallocated corporate expenses and declines in operating results in our magazine and customer relationship marketing operations. Both average basic and diluted shares outstanding decreased slightly.

Net earnings were $104.4 million ($2.31 per diluted share) in fiscal 2012, down 18 percent from $127.4 million ($2.78 per diluted share) in the prior year. National media operating profit was lower in all of its lines of business. These declines were partially offset by lower unallocated corporate expenses and by the lack of a loss from discontinued operations in fiscal 2012. Both average basic and diluted shares outstanding decreased due to repurchases of common shares.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2013	2012	2011
(In millions)
Cash flows from operating activities	$189.1	$181.9	$214.5
Cash flows from investing activities	(76.2)	(284.7)	(70.0)
Cash flows from financing activities	(111.1)	100.9	(165.3)
Net cash flows	$1.9	$(1.9)	$(20.8)
Cash and cash equivalents	$27.7	$25.8	$27.7
Long-term debt (including current portion)	350.0	380.0	195.0
Shareholders' equity	854.3	797.4	775.0
Debt to total capitalization	29%	32%	20%

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

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2013, we had up to $150 million available under our revolving credit facility and up to $25 million available under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $1.9 million in fiscal 2013. They decreased $1.9 million in fiscal 2012 and $20.8 million in fiscal 2011. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, dividends, stock repurchases, and capital investments.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Advertising accounted for more than 55 percent of total revenues in each of the past three years. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as customer relationship marketing, brand licensing, retransmission consent fees, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee benefits (including pension plans), and other services and supplies.

Cash provided by operating activities totaled $189.1 million in fiscal 2013 compared with $181.9 million in fiscal 2012. The increase is primarily due to higher net earnings partially offset by a reduction in the current year deferred income taxes compared to the prior year.

Cash provided by operating activities totaled $181.9 million in fiscal 2012 compared with $214.5 million in fiscal 2011. The decrease is primarily due to lower net earnings. Also contributing to the decline were increasing subscription acquisition cost balances and declining accounts payable balances (excluding the impact of acquisitions), partially offset by increasing unearned subscription revenues (excluding the impact of acquisitions). The decline in cash flows from operations was also partially offset by a reduction in tax payments in fiscal 2012.

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. We have not made any contributions in the last three fiscal years. We do not anticipate a required contribution in fiscal 2014.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities was $76.2 million in fiscal 2013 compared to $284.7 million in fiscal 2012. The decrease primarily reflects more cash used in the prior year for acquisitions as well as higher spending in the prior year for additions to property, plant, and equipment due to a move into our new leased facilities in New York in fiscal 2012.

Net cash used in investing activities increased to $284.7 million in fiscal 2012 from $70.0 million in the prior year. The increase primarily reflects increased cash used for Fiscal 2012 Acquisitions and an investment in iris Nation Worldwide Limited, as well as higher spending for additions to property, plant, and equipment due to the move into new leased facilities in New York.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used in financing activities totaled $111.1 million in the year ended June 30, 2013, compared with net cash provided by financing activities of $100.9 million in fiscal 2012. The change in cash used for financing activities is primarily due to a net $30.0 million debt reduction in fiscal 2013, compared to net debt of $185.0 million being incurred in fiscal 2012 primarily to finance acquisitions. Also effecting the change in cash used for financing activities was increased use of cash for higher dividend payments due to the increased dividend per share rate and increased purchases of Company common stock in fiscal 2013 offset by increased proceeds from common stock issued.

Net cash provided by financing activities totaled $100.9 million in fiscal 2012, compared with net cash used in financing activities of $165.3 million in the prior year. The change in cash used for financing activities is primarily due to net debt of $185.0 million being incurred in fiscal 2012 primarily to finance acquisitions, compared to a net $105.0 million debt reduction in the prior year. Higher dividend payments due to the increased dividend per share rate and increased purchases of Company stock partially offset the change in net debt.

Long-term Debt

At June 30, 2013, long-term debt outstanding totaled $350 million ($275 million in fixed-rate unsecured senior notes and $75 million under an asset-backed bank facility). Of the senior notes, $50 million is due in the next 12 months. We expect to repay the senior notes with cash from operations and credit available under existing credit agreements. The fixed-rate senior notes are repayable in amounts of $25.0 million and $50.0 million and are due from July 13, 2013, to March 1, 2018. Interest rates range from 2.62 percent to 7.19 percent with a weighted average interest rate of 4.01 percent.

In connection with the asset-backed bank facility, we entered into a revolving agreement. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2013, $156.4 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate, 3.25 percent at June 30, 2013, from Meredith Funding Corporation.

The revolving agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The asset-backed bank facility has a capacity of up to $100 million. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. The interest rate was 1.1 percent as of June 30, 2013. In September 2012, we renewed our asset-backed bank facility for an additional two-year period under terms, other than improved pricing, substantially similar to those previously in place. The renewed facility will expire in April 2015.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. This facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At June 30, 2013, no amounts were borrowed under the revolving credit facility. In September 2012, we amended our revolving credit facility for a new five-year period under terms, other than improved pricing, substantially similar to those previously in place. The amended facility expires in September 2017.

We believe our debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2013, is as follows:

	Required at June 30, 2013	Actual at June 30, 2013
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.3
Ratio of EBITDA[1] to interest expense	Greater than 2.75	19.8
1 EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other financial covenants at June 30, 2013.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2013:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$350.0	$50.0	$200.0	$100.0	$—
Debt interest [1]	25.2	9.3	11.3	4.6	—
Broadcast rights and network programming [2]	157.1	40.0	74.9	41.8	0.4
Contingent consideration [3]	4.2	—	4.2	—	—
Operating leases	180.3	19.5	36.5	29.4	94.9
Purchase obligations and other [4]	50.9	20.1	23.6	2.3	4.9
Total contractual cash obligations	$767.7	$138.9	$350.5	$178.1	$100.2

1	Debt interest represents semi-annual interest payments due on fixed-rate notes outstanding at June 30, 2013.
2
Commitments for broadcasting rights and network programming consist of future rights to broadcast television programming and future programming costs pursuant to network affiliate agreements. Broadcast rights include $11.2 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2013.

3
These amounts include contingent acquisition payments. While it is not certain if and /or when these payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

4	Purchase obligations and other includes expected postretirement benefit payments.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2013, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $48.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 8 to the Consolidated Financial Statements for further discussion of income taxes.

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

Share Repurchase Program

We have maintained a program of Company share repurchases for 25 years. In fiscal 2013, we spent $54.7 million to repurchase an aggregate of 1,477,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $26.9 million to repurchase an aggregate of 976,000 shares in fiscal 2012 and $24.9 million to repurchase an aggregate of 770,000 shares in fiscal 2011. We expect to continue repurchasing shares from time to time subject to market conditions. In October 2011, the Board of Directors authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions. As of June 30, 2013, $32.4 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Item 5-Issuer Purchases of

Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2013.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend annually for 20 consecutive years. The last increase occurred in February 2013 when the Board of Directors approved the quarterly dividend of 40.75 cents per share effective with the dividend payable in March 2013. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $4.5 million annually. Dividend payments totaled $70.5 million, or $1.5800 per share, in fiscal 2013 compared with $63.0 million, or $1.4025 per share, in fiscal 2012, and $44.2 million, or 97 cents per share, in fiscal 2011.

Capital Expenditures

Spending for property, plant, and equipment totaled $26.0 million in fiscal 2013, $35.7 million in fiscal 2012, and $29.9 million in fiscal 2011. Current year spending primarily relates to assets acquired in the normal course of business. Fiscal 2012 spending primarily related to leasehold improvements related to our move into new leased facilities in New York along with assets acquired in the normal course of business. Fiscal 2011 spending primarily related to assets acquired in the normal course of business such as local media technical and news equipment, information technology systems and equipment, and improvements to buildings and office facilities. The Company has no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

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

GOODWILL AND INTANGIBLE ASSETS

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. Goodwill and intangible assets totaled $1.4 billion, or 64 percent of Meredith's total assets, as of June 30, 2013. See Note 5 to the consolidated financial statements for additional information. The impairment analysis of these assets is considered critical because of their significance to the Company and our national media and local media segments.

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

BROADCAST RIGHTS

Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $6.5 million were included in the Consolidated Balance Sheet at June 30, 2013. In addition, we had entered into contracts valued at $11.2 million not included in the Consolidated Balance Sheet at June 30, 2013, because the related programming was not yet available for airing. Amortization of broadcast rights accounted for 4 percent of local media operating expenses in fiscal 2013. Valuation of broadcast rights is considered critical to the local media segment because of the significance of the amortization expense to the segment.

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

Meredith will use a long-term rate of return on assets of 8.0 percent in developing fiscal 2014 pension costs, the same as used in fiscal 2013. The fiscal 2013 rate was based on various factors that include but are not limited to the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets earned 12.9 percent in fiscal 2013 and 3.7 percent in fiscal 2012. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2013, our pension expense would have increased by $0.6 million.

Meredith will use a discount rate of 3.92 percent in developing the fiscal 2014 pension costs, up from a rate of 3.50 percent used in fiscal 2013. If we had decreased the discount rate by 0.5 percent in fiscal 2013, our pension expense would have increased by $0.1 million.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have resulted in an increase of $0.5 million in the postretirement benefit obligation at June 30, 2013, and a $0.1 million increase in the aggregate service and interest cost components of 2013 expense.

REVENUE RECOGNITION

Revenues from the newsstand sale of magazines are recorded net of our best estimate of expected product returns. Net revenues from newsstand sales totaled 6 percent of fiscal 2013 national media segment revenues. Allowances for returns are subject to considerable variability. Return allowances may exceed 65 percent for magazines sold on the newsstand. Estimation of these allowances for future returns is considered critical to the national media segment and the Company as a whole because of the potential impact on revenues.

Estimates of magazine newsstand returns are based on historical experience and current marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

SHARE-BASED COMPENSATION EXPENSE

Meredith has a stock incentive plan that permits us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under the plan are stock options, and restricted shares of common stock. Share-based compensation expense totaled $11.5 million in fiscal 2013. As of June 30, 2013, unearned compensation cost was $5.6 million for restricted stock and $3.3 million for stock options. These costs will be recognized over weighted average periods of 1.9 years and 1.8 years, respectively.

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

INCOME TAXES

Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 37.4 percent of earnings from continuing operations before income taxes in fiscal 2013. Net deferred tax liabilities totaled $266.8 million, or 21 percent of total liabilities, at June 30, 2013.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

ADOPTED OR PENDING ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in fiscal 2013 or will be effective for fiscal 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2012.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2013, Meredith had $275.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $277.2 million from $275.1 million at June 30, 2013.

At June 30, 2013, $75 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.1 million.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for our television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2013, a 10 percent decrease in interest rates would have resulted in an immaterial change in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (as listed in Part IV, Item 15 herein). We also have audited the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Des Moines, Iowa
August 20, 2013

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

/s/ Joseph Ceryanec

Joseph Ceryanec
Vice President-Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2013	2012
(In thousands)
Current assets
Cash and cash equivalents		$27,674	$25,820
Accounts receivable
(net of allowances of $10,559 in 2013 and $13,436 in 2012)		232,305	215,526
Inventories		28,386	22,559
Current portion of subscription acquisition costs		97,982	75,446
Current portion of broadcast rights		2,831	3,408
Other current assets		18,514	16,677
Total current assets		407,692	359,436
Property, plant, and equipment
Land		20,318	19,517
Buildings and improvements		131,653	129,688
Machinery and equipment		295,476	290,866
Leasehold improvements		14,815	14,816
Construction in progress		1,993	384
Total property, plant, and equipment		464,255	455,271
Less accumulated depreciation		(277,938)	(260,967)
Net property, plant, and equipment		186,317	194,304
Subscription acquisition costs		99,433	75,368
Broadcast rights		3,634	943
Other assets		69,848	66,858
Intangible assets, net		584,281	586,263
Goodwill		788,854	733,127
Total assets		$2,140,059	$2,016,299

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities and Shareholders' Equity	June 30,	2013	2012
(In thousands except per share data)
Current liabilities
Current portion of long-term debt		$50,000	$105,000
Current portion of long-term broadcast rights payable		4,089	6,752
Accounts payable		78,458	72,911
Accrued expenses
Compensation and benefits		56,030	52,402
Distribution expenses		12,505	12,029
Other taxes and expenses		64,141	52,640
Total accrued expenses		132,676	117,071
Current portion of unearned subscription revenues		191,448	180,852
Total current liabilities		456,671	482,586
Long-term debt		300,000	275,000
Long-term broadcast rights payable		5,096	3,695
Unearned subscription revenues		163,809	141,408
Deferred income taxes		247,487	204,054
Other noncurrent liabilities		112,700	112,111
Total liabilities		1,285,763	1,218,854
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000 shares; none issued		—	—
Common stock, par value $1 per share
Authorized 80,000 shares; issued and outstanding 36,242 shares in 2013 (excluding 23,992 treasury shares) and 35,791 shares in 2012 (excluding 24,099 treasury shares)		36,242	35,791
Class B stock, par value $1 per share, convertible to common stock
Authorized 15,000 shares; issued and outstanding 8,324 shares in 2013 and 8,716 shares in 2012		8,324	8,716
Additional paid-in capital		50,170	53,275
Retained earnings		775,901	722,778
Accumulated other comprehensive loss		(16,341)	(23,115)
Total shareholders' equity		854,296	797,445
Total liabilities and shareholders' equity		$2,140,059	$2,016,299

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings

Years ended June 30,	2013	2012	2011
(In thousands except per share data)
Revenues
Advertising	$823,690	$769,815	$792,792
Circulation	322,223	285,254	261,458
All other	325,427	321,618	346,230
Total revenues	1,471,340	1,376,687	1,400,480
Operating expenses
Production, distribution, and editorial	561,058	547,564	554,101
Selling, general, and administrative	654,098	599,026	581,543
Depreciation and amortization	45,350	44,326	39,545
Total operating expenses	1,260,506	1,190,916	1,175,189
Income from operations	210,834	185,771	225,291
Interest income	17	8	31
Interest expense	(13,447)	(12,904)	(12,969)
Earnings from continuing operations before income taxes	197,404	172,875	212,353
Income taxes	(73,754)	(68,503)	(80,743)
Earnings from continuing operations	123,650	104,372	131,610
Loss from discontinued operations, net of taxes	—	—	(4,178)
Net earnings	$123,650	$104,372	$127,432

Basic earnings per share
Earnings from continuing operations	$2.78	$2.33	$2.89
Discontinued operations	—	—	(0.09)
Basic earnings per share	$2.78	$2.33	$2.80
Basic average shares outstanding	44,455	44,825	45,497

Diluted earnings per share
Earnings from continuing operations	$2.74	$2.31	$2.87
Discontinued operations	—	—	(0.09)
Diluted earnings per share	$2.74	$2.31	$2.78
Diluted average shares outstanding	45,085	45,100	45,832

Dividends paid per share	$1.5800	$1.4025	$0.9700

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

Years ended June 30,	2013	2012	2011
(In thousands)
Net earnings	$123,650	$104,372	$127,432
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	6,774	(6,952)	11,842
Other comprehensive income (loss), net of income taxes	6,774	(6,952)	11,842
Comprehensive income	$130,424	$97,420	$139,274

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2010	$36,329	$9,086	$66,311	$604,624	$(28,005)	$688,345
Net earnings	—	—	—	127,432	—	127,432
Other comprehensive income, net of tax	—	—	—	—	11,842	11,842
Stock issued under various incentive plans, net of forfeitures	410	—	8,266	—	—	8,676
Purchases of Company stock	(744)	(23)	(24,128)	—	—	(24,895)
Share-based compensation	—	—	8,940	—	—	8,940
Conversion of class B to common stock	287	(287)	—	—	—	—
Dividends paid, 97 cents per share
Common stock	—	—	—	(35,597)	—	(35,597)
Class B stock	—	—	—	(8,643)	—	(8,643)
Tax benefit from incentive plans	—	—	(1,115)	—	—	(1,115)
Balance at June 30, 2011	36,282	8,776	58,274	687,816	(16,163)	774,985
Net earnings	—	—	—	104,372	—	104,372
Other comprehensive loss, net of tax	—	—	—	—	(6,952)	(6,952)
Stock issued under various incentive plans, net of forfeitures	425	—	5,483	—	—	5,908
Purchases of Company stock	(975)	(1)	(19,489)	(6,416)	—	(26,881)
Share-based compensation	—	—	10,459	—	—	10,459
Conversion of class B to common stock	59	(59)	—	—	—	—
Dividends paid, 1.4025 dollars per share
Common stock	—	—	—	(50,725)	—	(50,725)
Class B stock	—	—	—	(12,269)	—	(12,269)
Tax benefit from incentive plans	—	—	(1,452)	—	—	(1,452)
Balance at June 30, 2012	35,791	8,716	53,275	722,778	(23,115)	797,445
Net earnings	—	—	—	123,650	—	123,650
Other comprehensive income, net of tax	—	—	—	—	6,774	6,774
Stock issued under various incentive plans, net of forfeitures	1,537	—	37,982	—	—	39,519
Purchases of Company stock	(1,471)	(7)	(53,256)	—	—	(54,734)
Share-based compensation	—	—	11,518	—	—	11,518
Conversion of class B to common stock	385	(385)	—	—	—	—
Dividends paid, 1.5800 dollars per share
Common stock	—	—	—	(57,196)	—	(57,196)
Class B stock	—	—	—	(13,331)	—	(13,331)
Tax benefit from incentive plans	—	—	651	—	—	651
Balance at June 30, 2013	$36,242	$8,324	$50,170	$775,901	$(16,341)	$854,296
See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2013	2012	2011
(In thousands)
Cash flows from operating activities
Net earnings	$123,650	$104,372	$127,432
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	33,607	31,989	29,684
Amortization	11,743	12,337	9,871
Share-based compensation	11,518	10,459	8,940
Deferred income taxes	44,848	58,025	38,176
Amortization of broadcast rights	9,660	11,869	17,098
Payments for broadcast rights	(13,036)	(14,487)	(18,837)
Provision for write-down of impaired assets	—	946	4,345
Fair value adjustment to contingent consideration	(2,500)	(1,018)	(6,310)
Excess tax benefits from share-based payments	(5,438)	(495)	(509)
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	(16,575)	10,197	12,677
Inventories	(5,814)	1,101	5,039
Other current assets	(1,899)	(2,523)	5,790
Subscription acquisition costs	(46,601)	(42,698)	1,206
Other assets	7,052	10,294	11,651
Accounts payable	10,657	(3,912)	(18,762)
Accrued expenses and other liabilities	15,229	(11,773)	6,481
Unearned subscription revenues	13,806	7,124	(18,205)
Other noncurrent liabilities	(820)	123	(1,232)
Net cash provided by operating activities	189,087	181,930	214,535
Cash flows from investing activities
Acquisitions of and investments in businesses	(50,190)	(248,964)	(40,141)
Additions to property, plant, and equipment	(25,969)	(35,718)	(29,906)
Net cash used in investing activities	(76,159)	(284,682)	(70,047)
Cash flows from financing activities
Proceeds from issuance of long-term debt	175,000	355,000	62,500
Repayments of long-term debt	(205,000)	(170,000)	(167,500)
Dividends paid	(70,527)	(62,994)	(44,240)
Purchases of Company stock	(54,734)	(26,881)	(24,895)
Proceeds from common stock issued	39,519	5,908	8,676
Excess tax benefits from share-based payments	5,438	495	509
Other	(770)	(677)	(391)
Net cash provided by (used in) financing activities	(111,074)	100,851	(165,341)
Net increase (decrease) in cash and cash equivalents	1,854	(1,901)	(20,853)
Cash and cash equivalents at beginning of year	25,820	27,721	48,574
Cash and cash equivalents at end of year	$27,674	$25,820	$27,721

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2013	2012	2011
(In thousands)
Supplemental disclosures of cash flow information
Cash paid
Interest	$12,758	$10,454	$12,156
Income taxes	22,871	24,300	33,552
Non-cash transactions
Broadcast rights financed by contracts payable	11,774	10,955	13,963

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, including goodwill and other intangible assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; provisions for returns of magazines sold, which are based on historical experience and current marketplace conditions; pension and postretirement benefit expenses, which are actuarially determined and include assumptions regarding discount rates, expected returns on plan assets, and rates of increase in compensation and healthcare costs; and share-based compensation expense, which is based on numerous assumptions including future stock price volatility and employees' expected exercise and post-vesting employment termination behavior. While the Company re-evaluates its estimates on an ongoing basis, actual results may vary from those estimates.

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

Subscription Acquisition Costs—Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $6.5 million at June 30, 2013 and $6.4 million at June 30, 2012. There were no material write-downs of capitalized direct-response advertising costs in any of the fiscal years in the three-year period ended June 30, 2013.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $33.6 million in fiscal 2013, $32.0 million in fiscal 2012, and $29.7 million in fiscal 2011.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and as a liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value, and are generally charged to operations on an accelerated basis over the contract period. Impairments of unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the accompanying Consolidated Statements of Earnings. There were no impairments to unamortized costs in fiscal 2013. Impairments in unamortized costs were $0.1 million in fiscal 2012 and $0.4 million in fiscal 2011. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

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

Advertising Expenses—The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings were $90.2 million in fiscal 2013, $89.9 million in fiscal 2012, and $93.6 million in fiscal 2011.

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

Self-Insurance—The Company self-insures for certain medical claims, and its responsibility generally is capped through the use of a stop loss contract with an insurance company at a certain dollar level (usually $300 thousand). A third-party administrator is used to process claims. The Company uses actual claims data and estimates of incurred-but-not-reported claims to calculate estimated liabilities for unsettled claims on an undiscounted basis. Although management re-evaluates the assumptions and reviews the claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims.

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

Comprehensive Income—Comprehensive income consists of net earnings and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net earnings. Other comprehensive income (loss) includes changes in prior service cost and net actuarial losses from pension and postretirement benefit plans, net of taxes.

Earnings Per Share—Basic earnings per share is calculated by dividing net earnings by the weighted average common and Class B shares outstanding. Diluted earnings per share is calculated similarly but includes the dilutive effect, if any, of the assumed exercise of securities, including the effect of shares issuable under the Company's share-based incentive plans.

Adopted Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued a deferral of the effective date for the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other requirements of the guidance are not affected by this deferral. The Company adopted this amended standard effective in fiscal 2013 by presenting the separate Consolidated Statements of Comprehensive Income immediately following the Consolidated Statements of Earnings. Because this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income, its adoption did not impact our results of operations or financial position.

In September 2011, the FASB amended existing guidance related to Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The Company adopted this guidance as of July 1, 2012, and it was effective for the Company’s May 31, 2013, annual impairment test. The adoption of this guidance did not have an impact on our results of operations or financial position.

In July 2012, the FASB amended existing guidance related to Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance amends the impairment test for indefinite lived intangible assets other than goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite lived intangible asset. This guidance is effective for interim and annual periods beginning after September 15, 2012. The Company adopted this guidance as of October 1, 2012, and it was effective for the Company’s May 31, 2013, annual impairment test. The adoption of this guidance did not have an impact on our results of operations or financial position.

Pending Accounting Pronouncements—In February 2013, the FASB issued guidance related to Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This update is effective for us in our first quarter of fiscal 2014. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.

2.  Acquisitions

Fiscal 2013
Meredith paid $50.2 million in fiscal 2013 primarily for the acquisitions of Parenting and Babytalk magazines and related digital assets (collectively Parenting) and Living the Country Life, LLC (Living the Country Life) and additional capital contributions to our minority investment in the Next Issue Media joint venture.

In October 2012, Meredith acquired the remaining 49 percent of the outstanding stock of Living the Country Life. The results of Living the Country Life's operations have been included in the consolidated financial statements since that date. The cash purchase price was $1.4 million.

In May 2013, Meredith acquired Parenting. The Parenting acquisition included Parenting and Babytalk magazine titles and related digital assets including the website www.parenting.com. The results of Parenting's operations have been included in the consolidated financial statements since that date. The estimated acquisition-date fair value of the consideration totaled $45.5 million, which consisted of $41.5 million cash and a preliminary estimate of $4.0 million contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments should certain financial targets, generally based on revenues, be met over the next five fiscal years. Our preliminary estimate of the fair value of the contingent consideration is based on a probability-weighted discounted cash flow model. The estimated fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 15. As of June 30, 2013, the Company estimates the future aggregate payments will range from zero to $18.4 million.

As a result of the acquisitions, the assets and liabilities of Parenting, consisting primarily of identifiable intangible assets and unearned subscription revenues are now reflected in the Company's Consolidated Balance Sheet. The consolidated financial statements reflect the allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.
The Company is in the process of obtaining a third-party valuation of intangible assets; thus, the provisional measurements of intangible assets, goodwill, and deferred income tax balances are subject to change. Definite-lived intangible assets include an Internet domain name of $3.1 million, trademark of $1.7 million, customer lists of $1.5 million, advertiser relationships of $1.3 million, and developed content of $0.9 million. The definite-lived intangible assets have useful lives ranging from two to 10 years. Goodwill is attributable to expected synergies and has a provisionally assigned value of $56.2 million, of which $33.0 million is expected to be deductible for tax purposes. As noted, the fair value of the acquired assets and liabilities is provisional pending receipt of the final valuation report.
The impact of the fiscal 2013 acquisitions is not material to the Company's results of operations; therefore, pro forma financial information has not been provided. Acquisition related costs were expensed by the Company in the period in which they were incurred. Acquisition costs related to the above acquisitions were not material to the Company's results of operations. In fiscal 2013, the Company incurred $5.1 million for acquisition costs for professional fees and expenses related to a strategic transaction that did not materialize. These costs are included in the selling, general, and administrative line in the Consolidated Statements of Earnings.

Fiscal 2012
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

In October 2011, Meredith completed its acquisition of Rachael Ray. In addition, Meredith entered into a 10-year licensing agreement with Watch Entertainment Inc. for the award-winning Rachael Ray brand. The results of Rachael Ray's operations have been included in the consolidated financial statements since that date. The cash purchase price was $4.3 million.

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

In March 2012, Meredith acquired 100 percent of the outstanding stock of Allrecipes.com, which is the world's largest digital food brand. The results of Allrecipes.com operations have been included in the consolidated financial statements since that date. The cash purchase price was $175.0 million.

In May 2012, Meredith purchased 100 percent of the outstanding stock of ShopNation, an e-commerce website. The fair value of the consideration totaled $10.4 million, which consisted of $4.0 million of cash and $6.4 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments should the acquired operations achieve certain financial targets over the next three fiscal years generally based on earnings before interest and taxes, as defined in the acquisition agreement. None of the contingent consideration is dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 15. During fiscal 2013, the Company recognized a non-cash credit to operations of $2.5 million, reducing the estimated contingent consideration payable. This credit was recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings. As of June 30, 2013, the Company estimates the future aggregate payments will range from $3.0 million to $8.0 million.

As of the date of each acquisition, Meredith allocates the purchase price to the assets acquired and liabilities assumed based on their respective fair values. The following table summarizes the total estimated fair values of the assets acquired and liabilities assumed during fiscal 2012.

(In thousands)
Accounts receivable	$13,377
Other current assets	3,127
Property, plant, and equipment	3,192
Noncurrent assets	4,345
Intangible assets	54,219
Total identifiable assets acquired	78,260
Deferred subscription revenue	(44,759)
Other current liabilities	(3,941)
Long-term liabilities	(9,679)
Total liabilities assumed	(58,379)
Net identifiable assets acquired	19,881
Goodwill	203,403
Net assets acquired	$223,284

The following table provides details of the acquired intangible assets by acquisition during fiscal 2012.

(In thousands)	EatingWell	Rachael Ray	FamilyFun	Allrecipes.com	ShopNation	Total
Intangible assets
subject to amortization
Advertiser relationships	$270	$1,353	$2,329	$3,500	$—	$7,452
Customer lists	130	987	1,690	100	150	3,057
Developed content	2,220	1,055	1,500	2,500	—	7,275
Other	—	—	—	—	1,800	1,800
Total	2,620	3,395	5,519	6,100	1,950	19,584
Intangible assets not
subject to amortization
Internet domain names	920	—	—	—	—	920
Trademarks	4,150	—	2,465	27,100	—	33,715
Total	5,070	—	2,465	27,100	—	34,635
Intangible assets, total	$7,690	$3,395	$7,984	$33,200	$1,950	$54,219

The useful lives of advertiser relationships are two to four years, customer lists are two to three years, developed content are two to 10 years, and other intangible assets are 10 years.

For all acquisitions, goodwill is attributable primarily to expected synergies and the assembled workforces and included within the national media segment. Total goodwill expected to be deductible for tax purposes is $132.7 million.

The impact of the fiscal 2012 acquisitions is not material to the Company's results of operations; therefore, pro forma financial information has not been provided. Acquisition related costs were expensed by the Company in the period in which they were incurred. The Company recorded $2.7 million in acquisition costs in fiscal 2012. These costs are included in the selling, general, and administrative line in the Consolidated Statements of Earnings.

Fiscal 2011
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

The results of the ReadyMade magazine have been segregated from continuing operations and reported as discontinued operations for fiscal 2011. The ReadyMade charge is reflected in the costs and expenses line below. Amounts applicable to discontinued operations that have been reclassified in the Consolidated Statements of Earnings are as follows:

Year ended June 30,	2011
(In thousands except per share data)
Revenues	$5,813
Costs and expenses	(12,662)
Loss before income taxes	(6,849)
Income taxes	2,671
Loss from discontinued operations	$(4,178)
Loss per share from discontinued operations
Basic	$(0.09)
Diluted	(0.09)

4.  Inventories

Inventories consist of paper stock, editorial content, and books. Of total net inventory values, 50 percent at June 30, 2013, and 38 percent at June 30, 2012, were determined using the LIFO method. LIFO inventory expense (income) included in the Consolidated Statements of Earnings was $(1.7) million in fiscal 2013, $(0.7) million in fiscal 2012, and $3.7 million in fiscal 2011.

June 30,	2013	2012
(In thousands)
Raw materials	$14,336	$13,405
Work in process	16,392	13,767
Finished goods	2,680	2,138
	33,408	29,310
Reserve for LIFO cost valuation	(5,022)	(6,751)
Inventories	$28,386	$22,559

5.  Intangible Assets and Goodwill

Intangible assets consist of the following:

June 30,	2013			2012
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$8,752	$(3,755)	$4,997	$9,952	$(1,475)	$8,477
Customer lists	16,387	(11,242)	5,145	14,437	(8,203)	6,234
Other	16,805	(3,041)	13,764	10,605	(1,509)	9,096
Local media
Network affiliation agreements	218,559	(117,533)	101,026	218,559	(112,641)	105,918
Total	$260,503	$(135,571)	124,932	$253,553	$(123,828)	129,725
Intangible assets not subject to amortization
National media
Internet domain names			1,827			1,916
Trademarks			158,446			155,546
Local media
FCC licenses			299,076			299,076
Total			459,349			456,538
Intangible assets, net			$584,281			$586,263

Amortization expense was $11.7 million in fiscal 2013, $12.3 million in fiscal 2012, and $9.9 million in fiscal 2011. Future amortization expense for intangible assets is expected to be as follows:  $12.6 million in fiscal 2014, $10.1 million in fiscal 2015, $8.0 million in fiscal 2016, $6.7 million in fiscal 2017, and $6.2 million in fiscal 2018.

Changes in the carrying amount of national media goodwill were as follows:

(In thousands)
Balance at June 30, 2011	$525,034
Acquisitions	208,093
Balance at June 30, 2012	733,127
Acquisitions	55,727
Balance at June 30, 2013	$788,854

For certain acquisitions consummated prior to July 1, 2009, the sellers were entitled to contingent payments should the acquired operations achieve certain financial targets generally based on earnings before interest and taxes, as defined in the respective acquisition agreements. The additional purchase consideration was recorded as additional goodwill on our Consolidated Balance Sheet when the contingencies were resolved. For the year ended June 30, 2012, the Company recognized additional consideration of $2.4 million, which increased goodwill.

Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2013, 2012, and 2011. No impairments were recorded as a result of those reviews.

6.  Restructuring Accrual

In December 2012, management committed to a performance improvement plan related primarily to business realignments that included selected workforce reductions. In connection with this plan, the Company recorded a pre-tax restructuring charge of $7.8 million including severance and benefit costs of $7.4 million related to the involuntary termination of employees and an accrual for vacated lease space of $0.4 million. The majority of remaining severance costs will be paid out over the next six months. The plan affected approximately 195 employees. The Company also recorded $0.8 million in reversals of excess restructuring reserves accrued in prior fiscal years. The restructuring charge and credit for the reversal of excess restructuring reserves are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings.

In March 2012, management committed to a performance improvement plan related primarily to business realignments that included selected workforce reductions. In connection with this plan, the Company recorded a pre-tax restructuring charge of $13.8 million including severance and benefit costs of $10.0 million related to the involuntary termination of employees, accruals for vacated lease space of $2.7 million, the write-off of deferred subscription acquisition costs of $0.7 million, and other miscellaneous write-offs of $0.4 million. The majority of severance costs have been paid out. The plan affected approximately 180 employees. During fiscal 2012, the Company also recorded $0.6 million in reversals of excess restructuring reserves accrued in prior fiscal years. The restructuring charge and credit for the reversal of excess restructuring reserves are recorded in the selling, general, and administrative line in the Consolidated Statements of Earnings.

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

Details of changes in the Company's restructuring accrual are as follows:

Years ended June 30,	2013	2012
(In thousands)
Balance at beginning of year	$10,644	$8,042
Severance accrual	7,382	9,955
Other accruals	463	2,703
Cash payments	(9,559)	(9,464)
Reversal of excess accrual and other	(827)	(592)
Balance at end of year	$8,103	$10,644

7.  Long-term Debt

Long-term debt consists of the following:

June 30,	2013	2012
(In thousands)
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/24/2015	$75,000	$65,000
Revolving credit facility of $150 million, due 9/12/2017	—	40,000

Private placement notes
6.70% senior notes, due 7/13/2013	50,000	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
2.62% senior notes, due 3/1/2015	50,000	50,000
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Total long-term debt	350,000	380,000
Current portion of long-term debt	(50,000)	(105,000)
Long-term debt	$300,000	$275,000

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2014	$50,000
2015	150,000
2016	50,000
2017	50,000
2018	50,000
Total long-term debt	$350,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2013, $156.4 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at June 30, 2013, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The interest rate on the asset-backed bank facility is based on a fixed spread over LIBOR. The weighted average effective interest rate was 1.1 percent as of June 30, 2013. In September 2012, we renewed our asset-backed bank facility for an additional two-year period under terms, other than improved pricing, substantially similar to those previously in place. The renewed facility will expire on April 24, 2015.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio. At June 30, 2013, no amounts were borrowed under this facility. In September 2012, we amended our revolving credit facility for a new five-year period under terms, other than improved pricing, substantially similar to those previously in place. The amended facility expires on September 12, 2017.

Interest rates on the private placement notes range from 2.62 percent to 7.19 percent at June 30, 2013. The weighted average interest rate on the private placement notes outstanding at June 30, 2013 was 4.01 percent.

All of the Company's debt agreements include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. The most significant financial covenants require a ratio of debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements) less than 3.75 and a ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements) to interest expense of greater than 2.75. The Company was in compliance with these and all other financial covenants at June 30, 2013.

Interest expense related to long-term debt totaled $12.7 million in fiscal 2013, $12.0 million in fiscal 2012, and $11.9 million in fiscal 2011.

At June 30, 2013, Meredith had credit available under the asset-backed bank facility of up to $25.0 million (depending on levels of accounts receivable) and had $150.0 million of credit available under the revolving credit facility with an option to request up to another $150.0 million. The commitment fee for the asset-backed bank facility ranges from 0.40 percent to 0.45 percent of the unused commitment based on utilization levels. The commitment fee for the revolving credit facility ranges from 0.15 percent to 0.30 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2013 were not material.

8.  Income Taxes

The following table shows income tax expense (benefit) attributable to earnings from continuing operations:

Years ended June 30,	2013	2012	2011
(In thousands)
Currently payable
Federal	$30,604	$9,911	$35,919
State	1,419	1,222	6,558
Foreign	42	103	29
	32,065	11,236	42,506
Deferred
Federal	35,383	49,046	33,581
State	6,453	8,153	5,248
Foreign	(147)	68	(592)
	41,689	57,267	38,237
Income taxes	$73,754	$68,503	$80,743

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2013	2012	2011
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	3.0	3.5	3.6
Settlements - audits / tax litigation	(1.6)	(0.5)	—
Other	1.0	1.6	(0.6)
Effective income tax rate	37.4%	39.6%	38.0%

The Company's effective tax rate from continuing operations was 37.4 percent in fiscal 2013, 39.6 percent in fiscal 2012, and 38.0 percent in fiscal 2011. The fiscal 2013 rate reflected favorable adjustments primarily due to tax benefits from the resolution of state and local tax contingencies. The fiscal 2012 rate reflected the tax consequences of a smaller decrease in the fair value of the acquisition-related contingent consideration and smaller tax benefits realized due to expiring federal and state statutes of limitations as compared to the prior year. The fiscal 2011 rate reflected the tax consequences of the decrease in the fair value of the acquisition-related contingent consideration and tax benefits realized due to expiring federal and state statutes of limitations.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2013	2012
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$12,123	$12,877
Compensation and benefits	42,602	48,274
Indirect benefit of uncertain state and foreign tax positions	10,421	11,196
All other assets	13,222	6,866
Total deferred tax assets	78,368	79,213
Valuation allowance	(1,655)	(972)
Net deferred tax assets	76,713	78,241
Deferred tax liabilities
Subscription acquisition costs	75,914	57,456
Accumulated depreciation and amortization	238,557	209,122
Gains from dispositions	24,027	23,872
All other liabilities	4,969	5,925
Total deferred tax liabilities	343,467	296,375
Net deferred tax liability	$266,754	$218,134

The Company's deferred tax assets are more likely than not to be fully realized except for a valuation allowance of $1.7 million that was recorded for capital losses and certain net operating losses booked in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. The net current portions of deferred tax assets and liabilities are included in accrued expenses-other taxes and expenses at June 30, 2013 and 2012, in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years ended June 30,	2013	2012
(In thousands)
Balance at beginning of year	$39,164	$42,534
Increases in tax positions for prior years	664	315
Decreases in tax positions for prior years	(181)	(305)
Increases in tax positions for current year	9,987	3,897
Settlements	(65)	(837)
Lapse in statute of limitations	(7,167)	(6,440)
Balance at end of year	$42,402	$39,164

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $25.2 million as of June 30, 2013, and $23.1 million as of June 30, 2012. The uncertain tax benefit recognized during fiscal 2013 from lapse in statute of limitations that related to income tax positions on temporary differences was

$4.5 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $6.5 million and $7.3 million as of June 30, 2013 and 2012, respectively. The net decrease of the accrual for accrued interest and penalties in fiscal 2013 resulted from the resolution of certain state and local tax contingencies.

The total amount of unrecognized tax benefits at June 30, 2013, may change significantly within the next 12 months, decreasing by an estimated range of $3.0 million to $22.6 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

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

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $8.7 million in fiscal 2013, $8.4 million in fiscal 2012, and $8.1 million in fiscal 2011.

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

Obligations and Funded Status
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	Pension		Postretirement
June 30,	2013	2012	2013	2012
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$137,287	$125,689	$14,975	$15,271
Service cost	10,100	9,434	377	450
Interest cost	4,911	5,987	611	798
Participant contributions	—	—	808	795
Actuarial loss	473	7,853	(2,952)	(805)
Benefits paid (including lump sums)	(12,222)	(11,676)	(1,517)	(1,534)
Benefit obligation, end of year	$140,549	$137,287	$12,302	$14,975

Change in plan assets
Fair value of plan assets, beginning of year	$124,568	$131,003	$—	$—
Actual return on plan assets	15,329	4,696	—	—
Employer contributions	592	545	709	739
Participant contributions	—	—	808	795
Benefits paid (including lump sums)	(12,222)	(11,676)	(1,517)	(1,534)
Fair value of plan assets, end of year	$128,267	$124,568	$—	$—

Under funded status, end of year	$(12,282)	$(12,719)	$(12,302)	$(14,975)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

Fair value measurements for pension assets as of June 30, 2013, were as follows:

June 30, 2013	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Investments in registered investment companies	$127,266	$74,856	$52,410	$—
Pooled separate accounts	1,001	—	1,001	—
Total assets at fair value	$128,267	$74,856	$53,411	$—

Fair value measurements for pension assets as of June 30, 2012, were as follows:

June 30, 2012	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Investments in registered investment companies	$124,464	$70,214	$54,250	$—
Pooled separate accounts	104	—	104	—
Total assets at fair value	$124,568	$70,214	$54,354	$—

Refer to Note 15 for a discussion of the three levels in the hierarchy of fair values.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
June 30,	2013	2012	2013	2012
(In thousands)
Other assets
Prepaid benefit cost	$12,074	$11,562	$—	$—
Accrued expenses-compensation and benefits
Accrued benefit liability	(1,644)	(1,478)	(837)	(912)
Other noncurrent liabilities
Accrued benefit liability	(22,712)	(22,803)	(11,465)	(14,063)
Net amount recognized, end of year	$(12,282)	$(12,719)	$(12,302)	$(14,975)

The accumulated benefit obligation for all defined benefit pension plans was $126.7 million and $122.9 million at June 30, 2013 and 2012, respectively.

The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

June 30,	2013	2012
(In thousands)
Projected benefit obligation	$24,460	$24,334
Accumulated benefit obligation	19,732	19,508
Fair value of plan assets	104	52

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:

	Pension			Postretirement
Years ended June 30,	2013	2012	2011	2013	2012	2011
(In thousands)
Components of net periodic benefit costs
Service cost	$10,100	$9,434	$9,647	$377	$450	$476
Interest cost	4,911	5,987	5,297	611	798	792
Expected return on plan assets	(9,465)	(10,014)	(8,688)	—	—	—
Prior service cost amortization	359	368	373	(537)	(536)	(734)
Actuarial loss amortization	3,250	1,605	4,665	—	—	—
Net periodic benefit costs	$9,155	$7,380	$11,294	$451	$712	$534

Amounts recognized in the accumulated other comprehensive loss component of shareholders' equity for Company-sponsored plans were as follows:

June 30, 2013	Pension	Postretirement	Total
(In thousands)
Unrecognized net actuarial losses, net of taxes	$18,196	$(1,871)	$16,325
Unrecognized prior service credit (costs), net of taxes	406	(1,117)	(711)
Total	$18,602	$(2,988)	$15,614

During fiscal 2014, the Company expects to recognize as part of its net periodic benefit costs approximately $2.0 million of net actuarial losses, $0.3 million of prior-service costs for the pension plans, and $0.7 million of prior service credit for the postretirement plan that are included, net of taxes, in the accumulated other comprehensive loss component of shareholders' equity at June 30, 2013.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension		Postretirement
June 30,	2013	2012	2013	2012
Weighted average assumptions
Discount rate	3.92%	3.50%	4.50%	4.10%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%
Rate of increase in health care cost levels
Initial level	NA	NA	7.50%	8.00%
Ultimate level	NA	NA	5.00%	5.00%
Years to ultimate level	NA	NA	5 years	6 years
NA-Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension			Postretirement
Years ended June 30,	2013	2012	2011	2013	2012	2011
Weighted average assumptions
Discount rate	3.50%	4.65%	4.50%	4.10%	5.25%	5.00%
Expected return on plan assets	8.00%	8.00%	8.25%	NA	NA	NA
Rate of compensation increase	3.50%	4.50%	4.50%	3.50%	4.50%	4.50%
Rate of increase in health care cost levels
Initial level	NA	NA	NA	8.00%	8.50%	9.00%
Ultimate level	NA	NA	NA	5.00%	5.00%	5.00%
Years to ultimate level	NA	NA	NA	6 yrs	7 yrs	8 yrs
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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2013	$63	$(51)
Effect on postretirement benefit obligation as of June 30, 2013	472	(395)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	2013 Allocation		2012 Allocation
June 30,	Target	Actual	Target	Actual
Domestic equity securities	35%	34%	35%	34%
Fixed income investments	30%	28%	30%	32%
International equity securities	25%	27%	25%	24%
Global equity securities	10%	11%	10%	10%
Fair value of plan assets	100%	100%	100%	100%

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

Equity securities did not include any Meredith Corporation common or Class B stock at June 30, 2013 or 2012.

Cash Flows
Although we do not have a minimum funding requirement for the pension plans in fiscal 2014, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2014. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $0.8 million to its postretirement plan in fiscal 2014.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits	Postretirement Benefits
(In thousands)
2014	$16,054	$837
2015	23,209	808
2016	13,611	841
2017	14,635	877
2018	14,267	903
2019-2023	76,528	4,491

Other
The Company maintains collateral assignment split-dollar life insurance arrangements on certain key officers and retirees. The net periodic pension cost for fiscal 2013, 2012, and 2011 was $277,000, $224,000, and $189,000, respectively, and the accrued liability at June 30, 2013 and 2012, was $4.0 million and $3.6 million, respectively.

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

The following table presents the calculations of earnings per share:

Years ended June 30,	2013	2012	2011
(In thousands except per share data)
Earnings from continuing operations	$123,650	$104,372	$131,610
Basic average shares outstanding	44,455	44,825	45,497
Dilutive effect of stock options and equivalents	630	275	335
Diluted average shares outstanding	45,085	45,100	45,832
Earnings per share from continuing operations
Basic	$2.78	$2.33	$2.89
Diluted	2.74	2.31	2.87

In addition, antidilutive options excluded from the above calculations totaled 3,068,200 options for the year ended June 30, 2013 ($46.56 weighted average exercise price), 4,239,000 options for the year ended June 30, 2012 ($42.66 weighted average exercise price), and 3,883,300 options for the year ended June 30, 2011 ($36.52 weighted average exercise price).

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

Repurchases under these authorizations were as follows:

Years ended June 30,	2013	2012	2011
(In thousands)
Number of shares	1,477	976	768
Cost at market value	$54,734	$26,881	$24,895

As of June 30, 2013, $32.4 million remained available under the current authorization for future repurchases.

12.  Common Stock and Share-based Compensation Plans

As of June 30, 2013, Meredith had an employee stock purchase plan and a stock incentive plan, both of which were shareholder-approved. A more detailed description of these plans follows. Compensation expense recognized for these plans was $11.5 million in fiscal 2013, $10.5 million in fiscal 2012, and $8.9 million in fiscal 2011. The total income tax benefit recognized in earnings was $4.2 million in fiscal 2013, $3.9 million in fiscal 2012, and $3.3 million in fiscal 2011.

Employee Stock Purchase Plan

Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. One million five hundred thousand common shares are authorized and approximately 448,000 shares remain available for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using the Black-Scholes option-pricing model. The term of the option is three months, the term of the offering period. The expected stock price volatility was approximately 35 percent in fiscal 2013, 32 percent in fiscal 2012, and 31 percent in fiscal 2011. Information about the shares issued under this plan is as follows:

Years ended June 30,	2013	2012	2011
Shares issued (in thousands)	130	135	117
Average fair value	$5.55	$4.43	$5.17
Average purchase price	29.50	22.60	27.48
Average market price	38.56	29.15	33.17

Stock Incentive Plan

Meredith has a stock incentive plan that permits the Company to issue up to approximately 7.3 million shares (including unused shares under prior plans) in the form of stock options, restricted stock, stock equivalent units, restricted stock units, and performance shares to key employees and directors of the Company. Approximately 4.6 million shares remained available for future awards under the plan as of June 30, 2013. Forfeited awards, shares deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares increase shares available for future awards. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the employees' interests with those of shareholders.

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

The Company's restricted stock activity during the year ended June 30, 2013, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2012	560	$29.88
Granted	220	34.69
Vested	(172)	32.59
Forfeited	(32)	29.07
Nonvested at June 30, 2013	576	30.96	$27,467

As of June 30, 2013, there was $5.6 million of unearned compensation cost related to restricted stock granted under the plan. That cost is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2013, 2012, and 2011 was $34.69, $25.97, and $32.97, respectively. The total fair value of shares vested during the years ended June 30, 2013, 2012, and 2011, was $5.6 million, $0.9 million, and $0.7 million, respectively.

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

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2013:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value	Aggregate Intrinsic Value
(Units and Aggregate Intrinsic Value in thousands)
Balance at June 30, 2012	161	$35.96
Additions	42	34.28
Converted to common stock	(2)	36.44
Balance at June 30, 2013	201	35.60	$2,429

The total intrinsic value of stock equivalent units converted to common stock was zero for all fiscal years.

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

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options and Aggregate Intrinsic Value in thousands)
Outstanding July 1, 2012	5,848	$38.06
Granted	822	34.60
Exercised	(1,212)	28.68
Forfeited	(542)	38.44
Outstanding June 30, 2013	4,916	39.76	4.7	$44,050
Exercisable June 30, 2013	3,076	44.89	2.5	13,625

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

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2013	2012	2011
Risk-free interest rate	0.4-1.3%	0.4-1.6%	1.7-2.1%
Expected dividend yield	5.00%	5.00%	2.64%
Expected option life	7-8 yrs	7-8 yrs	7-8 yrs
Expected stock price volatility	35%	32%	31%

The weighted average grant date fair value of options granted during the years ended June 30, 2013, 2012, and 2011, was $6.62, $4.45, and $8.28, respectively. The total intrinsic value of options exercised during the years ended June 30, 2013, 2012, and 2011 was $12.0 million, $0.2 million, and $0.7 million, respectively. As of June 30, 2013, there was $3.3 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.8 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2013, 2012, and 2011 was $34.7 million, $1.6 million, and $4.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4.7 million, $0.1 million, and $0.3 million, respectively, for the years ended June 30, 2013, 2012, and 2011.

13.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $20.5 million in fiscal 2013, $21.1 million in fiscal 2012, and $19.3 million in fiscal 2011.

Below are the minimum rental commitments at June 30, 2013, under all noncancelable operating leases due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2014	$19,412
2015	18,904
2016	17,633
2017	15,177
2018	14,262
Later years	94,890
Total minimum rentals	$180,278

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2026. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar properties.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable rights amounted to $11.2 million at June 30, 2013. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, was $10.7 million at June 30, 2013.

The table shows broadcast rights payments due in succeeding fiscal years:

Years ending June 30,	Recorded Commitments	Unavailable Rights
(In thousands)
2014	$4,089	$5,046
2015	1,941	3,208
2016	1,325	2,131
2017	832	720
2018	544	74
Later years	454	—
Total amounts payable	$9,185	$11,179

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

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive loss balances:

Minimum Pension/Post Retirement Liability Adjustments
(In thousands)
Balance at June 30, 2010	$(28,005)
Current-year adjustments, pretax	19,414
Tax expense	(7,572)
Other comprehensive income	11,842
Balance at June 30, 2011	(16,163)
Current-year adjustments, pretax	(11,397)
Tax benefit	4,445
Other comprehensive loss	(6,952)
Balance at June 30, 2012	(23,115)
Current-year adjustments, pretax	10,997
Tax expense	(4,223)
Other comprehensive income	6,774
Balance at June 30, 2013	$(16,341)

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

The carrying amount and estimated fair value of broadcast rights payable were $9.2 million and $8.7 million, respectively, as of June 30, 2013, and $10.4 million and $10.2 million, respectively, as of June 30, 2012. The fair value of broadcast rights payable was determined using the present value of future cash flows discounted at the Company's current borrowing rate with inputs included in Level 3.

The carrying amount and estimated fair value of long-term debt were $350.0 million and $350.1 million, respectively, as of June 30, 2013, and $380.0 million and $384.9 million, respectively, as of June 30, 2012. The fair value of long-term debt was determined using the present value of future cash flows using borrowing rates currently available for debt with similar terms and maturities with inputs included in Level 2.

As of June 30, 2013, the Company had assets related to its qualified pension plans measured at fair value. The required disclosures regarding such assets are presented within Note 9. In addition, the Company has liabilities related to contingent consideration payables that is valued at estimated fair value as discussed in Note 2. The Company does not have any other assets or liabilities recognized at fair value.

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets is the amortization of broadcast rights in the local media segment. Broadcast rights amortization totaled $9.7 million in fiscal 2013, $11.9 million in fiscal 2012, and $17.1 million in fiscal 2011.

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

The following table presents financial information by segment:

Years ended June 30,	2013	2012	2011
(In thousands)
Revenues
National media	$1,095,195	$1,060,385	$1,078,222
Local media	376,145	316,302	322,258
Total revenues	$1,471,340	$1,376,687	$1,400,480

Operating profit
National media	$137,985	$133,020	$179,628
Local media	124,116	88,291	87,852
Unallocated corporate	(51,267)	(35,540)	(42,189)
Income from operations	$210,834	$185,771	$225,291

Depreciation and amortization
National media	$19,199	$17,617	$13,516
Local media	24,471	24,732	24,003
Unallocated corporate	1,680	1,977	2,026
Total depreciation and amortization	$45,350	$44,326	$39,545

Assets
National media	$1,454,225	$1,332,505	$998,829
Local media	587,611	589,096	595,633
Unallocated corporate	98,223	94,698	118,367
Total assets	$2,140,059	$2,016,299	$1,712,829

Capital expenditures
National media	$6,455	$8,544	$8,636
Local media	14,688	13,385	14,431
Unallocated corporate	4,826	13,789	6,839
Total capital expenditures	$25,969	$35,718	$29,906

17.  Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$266,970	$249,436	$284,228	$294,561	$1,095,195
Local media	87,187	111,159	85,387	92,412	376,145
Total revenues	$354,157	$360,595	$369,615	$386,973	$1,471,340
Operating profit
National media	$29,424	$22,177	$42,991	$43,393	$137,985
Local media	27,644	44,711	24,085	27,676	124,116
Unallocated corporate	(11,763)	(9,435)	(17,030)	(13,039)	(51,267)
Income from operations	$45,305	$57,453	$50,046	$58,030	$210,834

Net earnings	$24,855	$35,571	$29,421	$33,803	$123,650

Basic earnings per share	0.56	0.80	0.66	0.76	2.78

Diluted earnings per share	0.55	0.79	0.65	0.75	2.74

Dividends per share	0.3825	0.3825	0.4075	0.4075	1.5800

In the second quarter of fiscal 2013, the Company recorded a pre-tax restructuring charge of $7.8 million. Partially offsetting these charges was a reversal of excess restructuring accrual of $0.8 million previously recorded by the national media segment.

In the third quarter of fiscal 2013, the Company recorded pre-tax expenses of $5.1 million for professional fees and expenses related to a strategic transaction that did not materialize and a $2.5 million reduction in contingent consideration payable.

Year ended June 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$258,612	$244,315	$267,603	$289,855	$1,060,385
Local media	69,297	84,402	77,910	84,693	316,302
Total revenues	$327,909	$328,717	$345,513	$374,548	$1,376,687
Operating profit
National media	$36,004	$35,797	$23,330	$37,889	$133,020
Local media	11,057	27,156	22,654	27,424	88,291
Unallocated corporate	(8,840)	(8,093)	(7,684)	(10,923)	(35,540)
Income from operations	$38,221	$54,860	$38,300	$54,390	$185,771

Net earnings	$21,627	$31,594	$21,169	$29,982	$104,372

Basic earnings per share	0.48	0.70	0.47	0.67	2.33

Diluted earnings per share	0.48	0.70	0.47	0.67	2.31

Dividends per share	0.2550	0.3825	0.3825	0.3825	1.4025

In the third quarter of fiscal 2012, the Company recorded a pre-tax restructuring charge of $13.8 million. Partially offsetting these charges was a reversal of excess restructuring accrual of $0.6 million previously recorded by the national media segment and a $1.0 million reduction in contingent consideration payable.

As a result of changes in shares outstanding during the year, the sum of the four quarters' earnings per share may not necessarily equal the earnings per share for the year.

Meredith Corporation and Subsidiaries
FIVE-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2013	2012	2011	2010	2009
(In thousands except per share data)
Results of operations
Revenues	$1,471,340	$1,376,687	$1,400,480	$1,382,831	$1,404,834
Costs and expenses	1,215,156	1,146,590	1,135,644	1,156,820	1,199,854
Depreciation and amortization	45,350	44,326	39,545	40,889	42,573
Impairment of goodwill & other intangible assets	—	—	—	—	294,529
Income (loss) from operations	210,834	185,771	225,291	185,122	(132,122)
Net interest expense	(13,430)	(12,896)	(12,938)	(18,533)	(20,121)
Income taxes	(73,754)	(68,503)	(80,743)	(60,955)	51,569
Earnings (loss) from continuing operations	123,650	104,372	131,610	105,634	(100,674)
Discontinued operations	—	—	(4,178)	(1,671)	(6,410)
Net earnings (loss)	$123,650	$104,372	$127,432	$103,963	$(107,084)
Basic per share information
Earnings (loss) from continuing operations	$2.78	$2.33	$2.89	$2.34	$(2.24)
Discontinued operations	—	—	(0.09)	(0.04)	(0.14)
Net earnings (loss)	$2.78	$2.33	$2.80	$2.30	$(2.38)
Diluted per share information
Earnings (loss) from continuing operations	$2.74	$2.31	$2.87	$2.32	$(2.24)
Discontinued operations	—	—	(0.09)	(0.04)	(0.14)
Net earnings (loss)	$2.74	$2.31	$2.78	$2.28	$(2.38)
Average diluted shares outstanding	45,085	45,100	45,832	45,544	45,042
Other per share information
Dividends	$1.5800	$1.4025	$0.9700	$0.9100	$0.8800
Stock price-high	48.37	35.00	37.51	38.08	31.31
Stock price-low	29.27	21.10	28.92	23.61	10.60
Financial position at June 30,
Current assets	$407,692	$359,436	$333,738	$381,427	$340,140
Working capital	(48,979)	(123,150)	(75,254)	(56,879)	(9,076)
Total assets	2,140,059	2,016,299	1,712,829	1,727,316	1,669,303
Long-term obligations (including current portion)	359,185	390,447	208,979	318,853	402,411
Shareholders' equity	854,296	797,445	774,985	688,345	609,383
Number of employees at June 30,	3,347	3,366	3,192	3,182	3,276

NOTES TO FIVE-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

General
This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8-Financial Statements and Supplementary Data of this Form 10-K. Over the last five fiscal years, we have acquired a number of companies. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition. Long-term obligations include broadcast rights payable and Company debt associated with continuing operations. Shareholders' equity includes temporary equity where applicable.

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

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2013
Reserve for doubtful accounts	$9,126	$3,099	$—	$(5,572)	$6,653
Reserve for returns	4,310	14,261	—	(14,665)	3,906
Total	$13,436	$17,360	$—	$(20,237)	$10,559
Fiscal year ended June 30, 2012
Reserve for doubtful accounts	$6,379	$4,841	$—	$(2,094)	$9,126
Reserve for returns	4,444	13,763	—	(13,897)	4,310
Total	$10,823	$18,604	$—	$(15,991)	$13,436
Fiscal year ended June 30, 2011
Reserve for doubtful accounts	$6,763	$4,506	$—	$(4,890)	$6,379
Reserve for returns	4,217	11,974	—	(11,747)	4,444
Total	$10,980	$16,480	$—	$(16,637)	$10,823

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of June 30, 2013. On the basis of this evaluation, Meredith's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of that evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2013.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 39.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective July 1, 2013, the Company entered into an employment agreement to extend the employment of Thomas H. Harty, President-National Media Group. The employment agreement provides for an annual base salary of $700,000, participation in the Meredith Management Incentive Plan with a target of seventy-five percent (75%) of base salary, participation in a three year Cash Long-Term Incentive Program with a $250,000 target, and participation in employee benefit plans generally available to employees and officers of the Company. The employment agreement is filed herewith as Exhibit 10.15 and this disclosure is qualified in its entirety by reference to the employment agreement.

This disclosure is provided in lieu of disclosure under Item 5.02(c) on a Current Report on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2013, under the captions "Election of Directors," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance," and in Part I of this Form 10-K beginning on page 9 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2013, under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2013, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2013, under the captions "Related Person Transaction Policy and Procedures" and "Corporate Governance - Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2013, under the caption "Audit Committee Disclosure" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 38 (Item 8).

(a)	Financial Statements, Financial Statement Schedule, and Exhibits

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2013 and 2012
Consolidated Statements of Earnings for the Years Ended June 30, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2013, 2012, and 2011
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2013, 2012, and 2011
Consolidated Statements of Cash Flows for the Years Ended June 30, 2013, 2012, and 2011
Notes to Consolidated Financial Statements
Five-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2013, 2012, and 2011

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

4.3
Credit Agreement dated June 16, 2010, among Meredith Corporation and a group of banks including Bank of America, N.A., as Administrative Agent and L/C Issuer is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 18, 2010. First amendment dated as of September 12, 2012, to the aforementioned agreement is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10‑Q for the period ending September 30, 2012.

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

10.15	Employment Agreement effective July 1, 2013, between Meredith Corporation and Thomas H. Harty.*

10.16
Receivables Sale Agreement dated as of April 9, 2002 among Meredith Corporation, as Sole Initial Originator and Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation), as buyer is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

10.17
First Amended and Restated Receivables Purchase Agreement dated as of April 25, 2011, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Company LLC, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011. First amendment dated as of September 21, 2012, to the aforementioned agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the period ending September 30, 2012.

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

10.22	Meredith Corporation Employee Stock Purchase Plan of 2002, as amended, is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 13, 2012.*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

/s/ Joseph Ceryanec	/s/ Stephen M. Lacy
Joseph Ceryanec, Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)	Stephen M. Lacy, Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ D. Mell Meredith Frazier	/s/ Donald C. Berg
D. Mell Meredith Frazier, Vice Chairman of the Board and Director	Donald C. Berg, Director

/s/ Mary Sue Coleman	/s/ James R. Craigie
Mary Sue Coleman, Director	James R. Craigie, Director

/s/ Frederick B. Henry	/s/ Joel W. Johnson
Frederick B. Henry, Director	Joel W. Johnson, Director

/s/ Philip A. Marineau	/s/ Elizabeth E. Tallett
Philip A. Marineau, Director	Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of August 20, 2013.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.15	Employment Agreement effective July 1, 2013, between Meredith Corporation and Thomas H. Harty.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1