Form 10-Q
period 2013-09-30
MEREDITH CORP
filed 2013-10-24
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2013
Common shares	36,388,802
Class B shares	8,314,326
Total common and Class B shares	44,703,128

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2013	June 30, 2013
(In thousands)
Current assets
Cash and cash equivalents	$16,368	$27,674
Accounts receivable, net	237,025	232,305
Inventories	28,974	28,386
Current portion of subscription acquisition costs	96,758	97,982
Current portion of broadcast rights	8,402	2,831
Other current assets	20,854	18,514
Total current assets	408,381	407,692
Property, plant, and equipment	464,916	464,255
Less accumulated depreciation	(283,236)	(277,938)
Net property, plant, and equipment	181,680	186,317
Subscription acquisition costs	95,646	99,433
Broadcast rights	4,283	3,634
Other assets	71,412	69,848
Intangible assets, net	580,908	584,281
Goodwill	788,786	788,854
Total assets	$2,131,096	$2,140,059

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$25,000	$50,000
Current portion of long-term broadcast rights payable	8,638	4,089
Accounts payable	62,047	78,458
Accrued expenses and other liabilities	111,639	132,676
Current portion of unearned subscription revenues	189,226	191,448
Total current liabilities	396,550	456,671
Long-term debt	345,000	300,000
Long-term broadcast rights payable	6,082	5,096
Unearned subscription revenues	158,042	163,809
Deferred income taxes	255,977	247,487
Other noncurrent liabilities	111,667	112,700
Total liabilities	1,273,318	1,285,763
Shareholders' equity
Series preferred stock	—	—
Common stock	36,389	36,242
Class B stock	8,314	8,324
Additional paid-in capital	47,398	50,170
Retained earnings	781,628	775,901
Accumulated other comprehensive loss	(15,951)	(16,341)
Total shareholders' equity	857,778	854,296
Total liabilities and shareholders' equity	$2,131,096	$2,140,059

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

Three months ended September 30,	2013	2012
(In thousands except per share data)
Revenues
Advertising	$198,547	$207,122
Circulation	75,734	75,489
All other	82,171	71,546
Total revenues	356,452	354,157
Operating expenses
Production, distribution, and editorial	140,777	140,611
Selling, general, and administrative	161,072	156,314
Depreciation and amortization	11,795	11,927
Total operating expenses	313,644	308,852
Income from operations	42,808	45,305
Interest expense, net	(2,713)	(3,686)
Earnings before income taxes	40,095	41,619
Income taxes	(16,054)	(16,764)
Net earnings	$24,041	$24,855

Basic earnings per share	$0.54	$0.56
Basic average shares outstanding	44,648	44,494

Diluted earnings per share	$0.53	$0.55
Diluted average shares outstanding	45,432	45,043

Dividends paid per share	$0.4075	$0.3825

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended September 30,	2013	2012
(In thousands)
Net earnings	$24,041	$24,855
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	390	364
Other comprehensive income, net of income taxes	390	364
Comprehensive income	$24,431	$25,219

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2013	$36,242	$8,324	$50,170	$775,901	$(16,341)	$854,296
Net earnings	—	—	—	24,041	—	24,041
Pension and other postretirement benefit plans reclassifications, net of income taxes	—	—	—	—	390	390
Share-based incentive plan transactions	1,161	—	42,707	—	—	43,868
Purchases of Company stock	(1,024)	—	(47,935)	—	—	(48,959)
Share-based compensation	—	—	4,244	—	—	4,244
Conversion of Class B to common stock	10	(10)	—	—	—	—
Dividends paid
Common stock	—	—	—	(14,925)	—	(14,925)
Class B stock	—	—	—	(3,389)	—	(3,389)
Tax benefit from incentive plans	—	—	(1,788)	—	—	(1,788)
Balance at September 30, 2013	$36,389	$8,314	$47,398	$781,628	$(15,951)	$857,778

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended September 30,	2013	2012
(In thousands)
Cash flows from operating activities
Net earnings	$24,041	$24,855
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	8,423	9,001
Amortization	3,372	2,926
Share-based compensation	4,244	4,557
Deferred income taxes	8,746	11,379
Amortization of broadcast rights	2,245	2,626
Payments for broadcast rights	(2,930)	(3,212)
Excess tax benefits from share-based payments	(3,063)	(1,216)
Changes in assets and liabilities	(51,506)	(40,343)
Net cash provided by (used in) operating activities	(6,428)	10,573
Cash flows from investing activities
Acquisitions of and investments in businesses	(750)	(3,291)
Additions to property, plant, and equipment	(3,786)	(5,678)
Net cash used in investing activities	(4,536)	(8,969)
Cash flows from financing activities
Proceeds from issuance of long-term debt	91,000	35,000
Repayments of long-term debt	(71,000)	(10,000)
Dividends paid	(18,314)	(17,086)
Purchases of Company stock	(48,959)	(18,305)
Proceeds from common stock issued	43,868	10,086
Excess tax benefits from share-based payments	3,063	1,216
Other	—	(763)
Net cash provided by (used in) financing activities	(342)	148
Net increase (decrease) in cash and cash equivalents	(11,306)	1,752
Cash and cash equivalents at beginning of period	27,674	25,820
Cash and cash equivalents at end of period	$16,368	$27,572

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10‑K for the year ended June 30, 2013, filed with the United States Securities and Exchange Commission.

The condensed consolidated financial statements as of September 30, 2013, and for the three months ended September 30, 2013 and 2012, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2013, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Recently Adopted Accounting Standards—In February 2013, the Financial Accounting Standards Board (FASB) issued guidance related to Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This update is effective for us in our first quarter of fiscal 2014. The adoption of this guidance required a change in the format of presentation only. The adoption of this guidance did not have an impact on our results of operations or financial position.

Recently Issued Accounting Standards—In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The guidance is effective for us in our first quarter of fiscal 2015 with earlier adoption permitted. Retrospective application of the guidance is also permitted. While the adoption of this guidance will not have an impact on our results of operations or cash flows, we are currently evaluating the impact of presenting unrecognized tax benefits net of our deferred tax assets where applicable on our Condensed Consolidated Balance Sheets.

2. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 49 percent are under the last-in first-out (LIFO) method at September 30, 2013, and 50 percent at June 30, 2013.

(In thousands)	September 30, 2013	June 30, 2013
Raw materials	$13,500	$14,336
Work in process	17,558	16,392
Finished goods	2,938	2,680
	33,996	33,408
Reserve for LIFO cost valuation	(5,022)	(5,022)
Inventories	$28,974	$28,386

3. Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2013			June 30, 2013
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$8,752	$(4,460)	$4,292	$8,752	$(3,755)	$4,997
Customer lists	16,257	(11,991)	4,266	16,387	(11,242)	5,145
Other	17,105	(3,608)	13,497	16,805	(3,041)	13,764
Local media
Network affiliation agreements	218,559	(118,755)	99,804	218,559	(117,533)	101,026
Total	$260,673	$(138,814)	121,859	$260,503	$(135,571)	124,932
Intangible assets not
subject to amortization
National media
Internet domain names			1,827			1,827
Trademarks			158,146			158,446
Local media
FCC licenses			299,076			299,076
Total			459,049			459,349
Intangible assets, net			$580,908			$584,281

Amortization expense was $3.4 million for the three months ended September 30, 2013. Annual amortization expense for intangible assets is expected to be as follows: $12.7 million in fiscal 2014, $10.4 million in fiscal 2015, $7.9 million in fiscal 2016, $6.6 million in fiscal 2017, and $6.1 million in fiscal 2018.

Changes in the carrying amount of national media goodwill were as follows:

Three months ended September 30,	2013	2012
(In thousands)
Balance at beginning of period	$788,854	$733,127
Acquisitions	(68)	1,500
Balance at end of period	$788,786	$734,627

4. Restructuring Accrual

Changes in the Company's restructuring accrual were as follows:

Three months ended September 30,	2013	2012
(In thousands)
Balance at beginning of period	$8,103	$10,644
Cash payments	(1,402)	(2,487)
Balance at end of period	$6,701	$8,157

5. Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2013	June 30, 2013
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/24/2015	$75,000	$75,000
Revolving credit facility of $150 million, due 9/12/2017	70,000	—

Private placement notes
6.70% senior notes, due 7/13/2013	—	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
2.62% senior notes, due 3/1/2015	50,000	50,000
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Total long-term debt	370,000	350,000
Current portion of long-term debt	(25,000)	(50,000)
Long-term debt	$345,000	$300,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At September 30, 2013, $161.6 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at September 30, 2013, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of

Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

6. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

Three months ended September 30,	2013	2012
(In thousands)
Pension benefits
Service cost	$2,538	$2,525
Interest cost	1,398	1,228
Expected return on plan assets	(2,422)	(2,366)
Prior service cost amortization	81	90
Actuarial loss amortization	511	813
Net periodic benefit costs	$2,106	$2,290

Postretirement benefits
Service cost	$65	$94
Interest cost	131	153
Prior service cost amortization	(125)	(134)
Actuarial gain amortization	(61)	—
Curtailment credit	(1,511)	—
Net periodic benefit costs (benefit)	$(1,501)	$113

The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as components of net periodic benefit costs.

The curtailment credit was triggered by a change in the postretirement benefit plan to no longer subsidize retiree medical coverage and life insurance to future non-union retirees.

7. Earnings per Share

The following table presents the calculations of earnings per share:

Three months ended September 30,	2013	2012
(In thousands except per share data)
Net earnings	$24,041	$24,855
Basic average shares outstanding	44,648	44,494
Dilutive effect of stock options and equivalents	784	549
Diluted average shares outstanding	45,432	45,043
Earnings per share
Basic earnings per share	$0.54	$0.56
Diluted earnings per share	0.53	0.55

For the three months ended September 30, 2013 and 2012, antidilutive options excluded from the above calculations totaled 1,678,000 (with a weighted average exercise price of $50.70) and 3,224,000 (with a weighted average exercise price of $46.29), respectively.

In the three months ended September 30, 2013 and 2012, options were exercised to purchase 1,009,000 and 331,000 common shares, respectively.

8. Fair Value Measurements

We have estimated the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition.

The fair value hierarchy consists of three broad levels of inputs that may be used to measure fair value, which are described below:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments:

	September 30, 2013		June 30, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$14,720	$14,041	$9,185	$8,723
Long-term debt	370,000	370,448	350,000	350,132

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

9. Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media and local media. There have been no changes in the basis of segmentation since June 30, 2013. There are no material intersegment transactions.

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

The following table presents financial information by segment:

Three months ended September 30,	2013	2012
(In thousands)
Revenues
National media	$266,899	$266,970
Local media	89,553	87,187
Total revenues	$356,452	$354,157

Operating profit
National media	$28,076	$29,424
Local media	25,676	27,644
Unallocated corporate	(10,944)	(11,763)
Income from operations	$42,808	$45,305

Depreciation and amortization
National media	$4,950	$5,390
Local media	6,433	6,102
Unallocated corporate	412	435
Total depreciation and amortization	$11,795	$11,927

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

Meredith Corporation is the leading media and marketing company serving American women. Meredith features multiple well-known national brands—including Better Homes and Gardens, Parents, Family Circle, Allrecipes.com, Ladies' Home Journal, Fitness, More, American Baby, EveryDay with Rachael Ray, and FamilyFun—and local television brands in fast-growing markets such as Atlanta, Phoenix, and Portland. Meredith is the industry leader in creating content in key consumer interest areas such as home, family, food, health and wellness, and self-development. Meredith uses multiple distribution platforms—including print, television, digital, mobile, tablets, and video—to give consumers content they desire and to deliver the messages of our advertising and marketing partners. Additionally, Meredith uses our many assets to create powerful custom marketing solutions for many of the nation's top brands and companies.

Meredith operates two business segments. The national media segment consists of magazine publishing, digital and mobile media, digital and customer relationship marketing, brand licensing, database-related activities, and other related operations. The local media segment consists of 12 network-affiliated television stations, related digital and mobile media operations, and video creation operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 75 percent of the Company's $356.5 million in revenues in the first three months of fiscal 2014 while the local media segment contributed 25 percent.

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

LOCAL MEDIA

Local media derives the majority of its revenues—72 percent in the first three months of fiscal 2014—from the sale of advertising, both over the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation and programming fees paid to the networks.

FIRST QUARTER FISCAL 2014 FINANCIAL OVERVIEW

•
National media revenues were flat as compared to the prior-year period. National media operating profit decreased 5 percent as declines in operating results in our magazine operations more than offset improved operating results in our interactive media and licensing operations.

•
Local media group revenues increased 3 percent as higher other revenues and non-political advertising revenues more than offset the expected decline in political revenues. Operating profit declined 7 percent to $25.7 million compared to $27.6 million in the year-ago period due to the change in the revenue mix.

•	Diluted earnings per share decreased 4 percent to $0.53 from $0.55 in the prior-year first three months.

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

RESULTS OF OPERATIONS

Three months ended September 30,	2013	2012	Change
(In thousands except per share data)
Total revenues	$356,452	$354,157	1%
Operating expenses	(313,644)	(308,852)	2%
Income from operations	$42,808	$45,305	(6)%
Net earnings	$24,041	$24,855	(3)%
Diluted earnings per share	0.53	0.55	(4)%

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three months ended September 30, 2013, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2013.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended September 30,	2013	2012	Change
(In thousands)
Advertising	$133,684	$132,664	1%
Circulation	75,734	75,489	0%
Other	57,481	58,817	(2)%
Total revenues	266,899	266,970	0%
Operating expenses	(238,823)	(237,546)	1%
Operating profit	$28,076	$29,424	(5)%
Operating profit margin	10.5%	11.0%

Revenues
National media advertising revenues increased 1 percent in the first quarter of fiscal 2014. Magazine advertising revenues declined 1 percent in the first three months of fiscal 2014. Total advertising pages increased in the low-single digits on a percentage basis. Our parenthood titles (Parents, Family Fun, and American Baby), lifestyle titles (Fitness, More, EveryDay with Rachael Ray, and EatingWell), and men's titles (Successful Farming and Wood) reported growth in both advertising pages and advertising revenues. Advertising pages and advertising revenues for our women's service titles (Better Homes and Gardens, Family Circle, and Ladies' Home Journal), shelter titles (Traditional Home, Midwest Living, and special interest publications), and Hispanic titles (Siempre Mujer and Ser Padres) were lower. Among our core advertising categories, direct response, prescription drug, food and beverage, and non-prescription drugs showed strength while demand was weaker for the retail, toiletries and cosmetics, and home categories. Online advertising revenues in our digital and mobile media operations increased 10 percent in the first quarter of fiscal 2014.

Magazine circulation revenues were flat in the first three months of fiscal 2014. While subscription revenues increased in the mid-single digits on a percentage basis, newsstand revenues declined in the low teens. The increase in subscription revenues is primarily due to the additional subscribers obtained through the acquisition of Parenting and Babytalk magazines. The decline in newsstand revenues is primarily due to weakness in our special interest media titles.

Other revenues decreased 2 percent in the first quarter of fiscal 2014. While brand licensing revenues increased 11 percent in the first three months of fiscal 2014, Meredith Xcelerated Marketing (MXM) revenues were down 10 percent.

Operating Expenses
National media operating expenses increased 1 percent in the first quarter of fiscal 2014 primarily due to increased circulation expenses. Circulation expenses rose due to an increase in agent expenses. Partially offsetting the increase in circulation expenses were declines in paper, processing, and postage costs primarily due to the decrease in printing volumes. In addition to the decrease in the volume of paper used, paper expense also decreased due to a low-single digits decline in average paper prices as compared to the year-ago period. In accord with the decrease in MXM's revenues, customer relationship marketing production expenses also declined. MXM employee payroll and related costs also decreased primarily due to a performance improvement plan implemented in the prior year.

Operating Profit
National media operating profit decreased 5 percent in the first three months of fiscal 2014 compared with the prior-year period as declines in operating results in our magazine operations more than offset improved operating results in our interactive media and licensing operations.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended September 30,	2013	2012	Change
(In thousands)
Non-political advertising	$64,352	$62,246	3%
Political advertising	511	12,212	(96)%
Other	24,690	12,729	94%
Total revenues	89,553	87,187	3%
Operating expenses	(63,877)	(59,543)	7%
Operating profit	$25,676	$27,644	(7)%
Operating profit margin	28.7%	31.7%

Revenues
Local media revenues increased 3 percent in the first three months of fiscal 2014. Net political advertising revenues totaled $0.5 million in the first quarter of the current fiscal year compared with $12.2 million in the prior-year first quarter. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues increased 3 percent in the first three months of fiscal 2014. Local non-political advertising revenues increased 2 percent. National non-political advertising increased 3 percent. Online advertising revenues grew 25 percent in the first three months of fiscal 2014.

Other revenue almost doubled in the first quarter primarily reflecting increased retransmission fees.

Operating Expenses
Local media operating expenses increased 7 percent in the first three months of fiscal 2014 primarily due to increased programming fees paid to the networks.

Operating Profit
Local media operating profit decreased 7 percent in the first quarter of fiscal 2014. The decline is primarily due to increased operating expenses and a change in the mix of revenues from higher margin political advertising revenues to lower margin other revenues.

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

Three months ended September 30,	2013	2012
(In thousands)
Revenues	$89,553	$87,187
Operating profit	$25,676	$27,644
Depreciation and amortization	6,433	6,102
EBITDA	$32,109	$33,746
EBITDA margin	35.9%	38.7%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2013	2012	Change
(In thousands)
Three months ended September 30,	10,944	11,763	(7)%

Unallocated corporate expenses declined 7 percent in the first three months of fiscal 2014 compared with the prior-year period primarily due to a favorable curtailment credit related to our postretirement benefit plan partially offset by an increase in accrued consulting costs.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended September 30,	2013	2012	Change
(In thousands)
Production, distribution, and editorial	$140,777	$140,611	0%
Selling, general, and administrative	161,072	156,314	3%
Depreciation and amortization	11,795	11,927	(1)%
Operating expenses	$313,644	$308,852	2%

Production, distribution, and editorial costs were flat in the first quarter of fiscal 2014 as compared to the prior-year period. Declines in national media paper, processing, and postage expenses and customer relationship marketing production costs and local media film amortization offset an increase in local media programming fees paid to the networks.

Selling, general, and administrative expenses increased 3 percent in the first three months of fiscal 2014 as increases in circulation expenses and consulting costs more than offset a decline in medical costs and a favorable curtailment credit related to our postretirement benefit plan.

Depreciation and amortization expense decreased 1 percent in the first quarter of fiscal 2014.

Income from Operations
Income from operations decreased 6 percent from $45.3 million in the first quarter of fiscal 2013 to $42.8 million in the first quarter of fiscal 2014 primarily due to lower political revenues due to the cyclical nature of political advertising, and weaker operating profits in our magazine operations partially offset by improved operating results in our interactive media and licensing operations.

Net Interest Expense
Net interest expense decreased to $2.7 million in the fiscal 2014 first quarter compared with $3.7 million in the prior-year first quarter. Average long-term debt outstanding was $358.5 million in the first quarter of fiscal 2014 compared with $391.3 million in the prior year first quarter. The Company's approximate weighted average interest rate was 3.0 percent in the first three months of fiscal 2014 and 3.8 percent in the first three months of fiscal 2013.

Income Taxes
Our effective tax rate was 40.0 percent in the first quarter of fiscal 2014 as compared to 40.3 percent in the first quarter of fiscal 2013.

Net Earnings and Earnings per Share
Net earnings were $24.0 million ($0.53 per diluted share) in the quarter ended September 30, 2013, down 3 percent from $24.9 million ($0.55 per diluted share) in the prior-year first quarter primarily due to lower political revenues due to the cyclical nature of political advertising, and weaker operating profits in our magazine operations partially offset by improved operating results in our interactive media and licensing operations. Both average basic and diluted shares outstanding increased slightly in the periods.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30,	2013	2012	Change
(In thousands)
Net earnings	$24,041	$24,855	(3)%
Cash flows provided by (used in) operating activities	$(6,428)	$10,573	n/m
Cash flows used in investing activities	(4,536)	(8,969)	(49)%
Cash flows provided by (used in) financing activities	(342)	148	n/m
Net increase (decrease) in cash and cash equivalents	$(11,306)	$1,752	n/m
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2013, we have up to $80.0 million remaining of additional available borrowings under our revolving credit facility and up to $25.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $11.3 million in the first three months of fiscal 2014; they increased $1.8 million in the first three months of fiscal 2013.

Operating Activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as customer relationship marketing, retransmission revenues, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, employee compensation costs and benefits, broadcasting programming rights, and other services and supplies.

Cash used in operating activities totaled $6.4 million in the first three months of fiscal 2014 compared with cash provided by operating activities of $10.6 million in the first three months of fiscal 2013. The change is primarily due to the timing of cash receipts such as political advertising revenues and of cash payments such as income tax payments.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $4.5 million in the first three months of fiscal 2014 from $9.0 million in the prior-year period. The decrease primarily reflects more cash used in the prior year for acquisitions as well as slightly higher spending for additions to property, plant, and equipment in the prior year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash used in financing activities totaled $0.3 million in the three months ended September 30, 2013, compared with net cash provided by financing activities of $0.1 million for the three months ended September 30, 2012.

Long-term Debt
At September 30, 2013, long-term debt outstanding totaled $370.0 million ($225.0 million in fixed-rate unsecured senior notes, $75.0 million under an asset-backed bank facility, and $70.0 million outstanding under a revolving credit facility). Of the senior notes, $25.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 3.41 percent. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. As of September 30, 2013, the asset-backed bank facility had a capacity of up to $100 million (depending on levels of accounts receivable). This facility expires on April 24, 2015.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio, as defined in the debt agreement. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At September 30, 2013, $70.0 million was outstanding under the revolving credit facility. This facility expires on September 12, 2017.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at September 30, 2013.

Contractual Obligations
As of September 30, 2013, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2013.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $49.0 million in the first three months of fiscal 2014 to repurchase 1,024,000 shares of common stock at then-current market prices. We spent $18.3 million to repurchase 531,000 shares in the first three months of fiscal 2013. We expect to continue repurchasing shares from time to time subject to market conditions. Effective July 1, 2013, shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Of the 1,024,000 shares of common stock purchased during the quarter, 880,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of September 30, 2013, $25.8 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended September 30, 2013.

Dividends
Dividends paid in the first three months of fiscal 2014 totaled $18.3 million, or $0.4075 per share, compared with dividend payments of $17.1 million, or $0.3825 per share, in the first three months of fiscal 2013.

Capital Expenditures
Investment in property, plant, and equipment totaled $3.8 million in the first three months of fiscal 2014 compared with prior-year first three months investment of $5.7 million. Current year and prior year investments primarily relate to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2013. As of September 30, 2013, the Company's critical accounting policies had not changed from June 30, 2013.

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first quarter of fiscal 2014 or will be effective for fiscal 2015.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; and the consequences of acquisitions and/or dispositions. Meredith's Form 10‑K for the year ended June 30, 2013, includes a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Form 10‑K for the year ended June 30, 2013, for a more complete discussion of these risks.

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At September 30, 2013, Meredith had $225.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $227.3 million from $225.4 million at September 30, 2013.

At September 30, 2013, $145.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.2 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2013.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended September 30, 2013.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
July 1 to July 31, 2013	263,983	$47.29	3,445	$32,240
August 1 to August 31, 2013	703,137	48.36	86,483	28,103
September 1 to September 30, 2013	56,387	43.78	53,346	25,769
Total	1,023,507		143,274

1
 The number of shares purchased includes 3,445 shares in July 2013, 77,112 shares in August 2013, and 388 shares in September 2013 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

2
The number of shares purchased includes 260,538 shares in July 2013, 616,654 shares in August 2013, and 3,041 shares in September 2013 deemed to be delivered to us on tender of stock in payment for the exercise price of options. Effective July 1, 2013, these shares are no longer included as part of our repurchase program and thus they do not reduce the repurchase authority granted by our Board.

In October 2011, Meredith announced the Board of Directors had authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions.

Effective July 1, 2013, shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Shares delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares continue to reduce the repurchase authority granted by our Board.

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

Date: October 24, 2013

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