Form 10-Q
period 2013-12-31
MEREDITH CORP
filed 2014-01-29
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at December 31, 2013
Common shares	36,375,590
Class B shares	8,312,741
Total common and Class B shares	44,688,331

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2013	June 30, 2013
(In thousands)
Current assets
Cash and cash equivalents	$25,883	$27,674
Accounts receivable, net	238,573	232,305
Inventories	25,695	28,386
Current portion of subscription acquisition costs	103,133	97,982
Current portion of broadcast rights	6,577	2,831
Other current assets	17,953	18,514
Total current assets	417,814	407,692
Property, plant, and equipment	467,356	464,255
Less accumulated depreciation	(286,548)	(277,938)
Net property, plant, and equipment	180,808	186,317
Subscription acquisition costs	99,838	99,433
Broadcast rights	3,069	3,634
Other assets	71,601	69,848
Intangible assets, net	577,631	584,281
Goodwill	788,786	788,854
Total assets	$2,139,547	$2,140,059

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$25,000	$50,000
Current portion of long-term broadcast rights payable	6,697	4,089
Accounts payable	57,950	78,458
Accrued expenses and other liabilities	132,079	132,676
Current portion of unearned subscription revenues	193,760	191,448
Total current liabilities	415,486	456,671
Long-term debt	315,000	300,000
Long-term broadcast rights payable	4,769	5,096
Unearned subscription revenues	163,204	163,809
Deferred income taxes	259,031	247,487
Other noncurrent liabilities	110,360	112,700
Total liabilities	1,267,850	1,285,763
Shareholders' equity
Series preferred stock	—	—
Common stock	36,376	36,242
Class B stock	8,313	8,324
Additional paid-in capital	48,808	50,170
Retained earnings	793,883	775,901
Accumulated other comprehensive loss	(15,683)	(16,341)
Total shareholders' equity	871,697	854,296
Total liabilities and shareholders' equity	$2,139,547	$2,140,059

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2013	2012	2013	2012
(In thousands except per share data)
Revenues
Advertising	$193,531	$217,094	$392,078	$424,216
Circulation	67,733	67,398	143,467	142,887
All other	92,784	76,103	174,955	147,649
Total revenues	354,048	360,595	710,500	714,752
Operating expenses
Production, distribution, and editorial	132,216	134,117	272,993	274,728
Selling, general, and administrative	158,341	158,058	319,413	314,372
Depreciation and amortization	11,590	10,967	23,385	22,894
Total operating expenses	302,147	303,142	615,791	611,994
Income from operations	51,901	57,453	94,709	102,758
Interest expense, net	(2,555)	(3,316)	(5,268)	(7,002)
Earnings before income taxes	49,346	54,137	89,441	95,756
Income taxes	(18,777)	(18,566)	(34,831)	(35,330)
Net earnings	$30,569	$35,571	$54,610	$60,426

Basic earnings per share	$0.68	$0.80	$1.22	$1.36
Basic average shares outstanding	44,696	44,409	44,672	44,451

Diluted earnings per share	$0.67	$0.79	$1.20	$1.34
Diluted average shares outstanding	45,619	44,936	45,499	44,989

Dividends paid per share	$0.4075	$0.3825	$0.8150	$0.7650

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2013	2012	2013	2012
(In thousands)
Net earnings	$30,569	$35,571	$54,610	$60,426
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	268	364	658	728
Other comprehensive income, net of income taxes	268	364	658	728
Comprehensive income	$30,837	$35,935	$55,268	$61,154

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2013	$36,242	$8,324	$50,170	$775,901	$(16,341)	$854,296
Net earnings	—	—	—	54,610	—	54,610
Pension and other postretirement benefit plans reclassifications, net of income taxes	—	—	—	—	658	658
Share-based incentive plan transactions	1,325	—	49,308	—	—	50,633
Purchases of Company stock	(1,202)	—	(56,996)	—	—	(58,198)
Share-based compensation	—	—	7,926	—	—	7,926
Conversion of Class B to common stock	11	(11)	—	—	—	—
Dividends paid
Common stock	—	—	—	(29,851)	—	(29,851)
Class B stock	—	—	—	(6,777)	—	(6,777)
Tax benefit from incentive plans	—	—	(1,600)	—	—	(1,600)
Balance at December 31, 2013	$36,376	$8,313	$48,808	$793,883	$(15,683)	$871,697

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended December 31,	2013	2012
(In thousands)
Cash flows from operating activities
Net earnings	$54,610	$60,426
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	16,735	17,202
Amortization	6,650	5,692
Share-based compensation	7,926	7,580
Deferred income taxes	10,764	22,277
Amortization of broadcast rights	4,437	5,014
Payments for broadcast rights	(5,338)	(6,487)
Fair value adjustment to contingent consideration	(1,100)	—
Excess tax benefits from share-based payments	(3,866)	(1,519)
Changes in assets and liabilities	(30,131)	(29,802)
Net cash provided by operating activities	60,687	80,383
Cash flows from investing activities
Acquisitions of and investments in businesses	(879)	(6,047)
Additions to property, plant, and equipment	(11,272)	(13,659)
Net cash used in investing activities	(12,151)	(19,706)
Cash flows from financing activities
Proceeds from issuance of long-term debt	106,000	40,000
Repayments of long-term debt	(116,000)	(55,000)
Dividends paid	(36,628)	(34,129)
Purchases of Company stock	(58,198)	(25,471)
Proceeds from common stock issued	50,633	12,067
Excess tax benefits from share-based payments	3,866	1,519
Other	—	(769)
Net cash used in financing activities	(50,327)	(61,783)
Net decrease in cash and cash equivalents	(1,791)	(1,106)
Cash and cash equivalents at beginning of period	27,674	25,820
Cash and cash equivalents at end of period	$25,883	$24,714

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

The condensed consolidated financial statements as of December 31, 2013, and for the three and six months ended December 31, 2013 and 2012, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2013, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Recently Adopted Accounting Standards—In February 2013, the Financial Accounting Standards Board (FASB) issued guidance related to Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This update was effective for us in our first quarter of fiscal 2014. The adoption of this guidance required a change in the format of presentation only and did not have an impact on our results of operations or financial position.

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

Pending Acquisitions—On December 23, 2013, the Company entered into two separate definitive asset purchase agreements (collectively the Purchase Agreements) with Gannett Co. Inc. One of the Purchase Agreements provides for the purchase of substantially all of the assets of television station KMOV(TV) in St. Louis, Missouri. The other purchase agreement provides for the purchase of substantially all of the assets of television station KTVK(TV) in Phoenix, Arizona and the purchase of certain broadcast assets of television station KASW(TV) in Phoenix, Arizona. These pending acquisitions are subject to regulatory approval and as of December 31, 2013, had not closed.

2. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 55 percent are under the last-in first-out (LIFO) method at December 31, 2013, and 50 percent at June 30, 2013.

(In thousands)	December 31, 2013	June 30, 2013
Raw materials	$11,229	$14,336
Work in process	16,443	16,392
Finished goods	3,045	2,680
	30,717	33,408
Reserve for LIFO cost valuation	(5,022)	(5,022)
Inventories	$25,695	$28,386

3. Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2013			June 30, 2013
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$8,752	$(5,051)	$3,701	$8,752	$(3,755)	$4,997
Customer lists	16,257	(12,851)	3,406	16,387	(11,242)	5,145
Other	17,105	(4,211)	12,894	16,805	(3,041)	13,764
Local media
Network affiliation agreements	218,559	(119,978)	98,581	218,559	(117,533)	101,026
Total	$260,673	$(142,091)	118,582	$260,503	$(135,571)	124,932
Intangible assets not
subject to amortization
National media
Internet domain names			1,827			1,827
Trademarks			158,146			158,446
Local media
FCC licenses			299,076			299,076
Total			459,049			459,349
Intangible assets, net			$577,631			$584,281

Amortization expense was $6.7 million for the six months ended December 31, 2013. Annual amortization expense for intangible assets is expected to be as follows: $12.7 million in fiscal 2014, $10.4 million in fiscal 2015, $7.9 million in fiscal 2016, $6.6 million in fiscal 2017, and $6.1 million in fiscal 2018.

Changes in the carrying amount of national media goodwill were as follows:

Six months ended December 31,	2013	2012
(In thousands)
Balance at beginning of period	$788,854	$733,127
Acquisitions	(68)	81
Balance at end of period	$788,786	$733,208

4. Restructuring Accrual

Changes in the Company's restructuring accrual were as follows:

Six months ended December 31,	2013	2012
(In thousands)
Balance at beginning of period	$8,103	$10,644
Severance accrual	—	7,382
Vacated leased space accrual	—	463
Cash payments	(2,272)	(3,921)
Reversal of excess accrual	—	(827)
Balance at end of period	$5,831	$13,741

5. Long-term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2013	June 30, 2013
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/24/2015	$75,000	$75,000
Revolving credit facility of $150 million, due 9/12/2017	40,000	—

Private placement notes
6.70% senior notes, due 7/13/2013	—	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
2.62% senior notes, due 3/1/2015	50,000	50,000
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Total long-term debt	340,000	350,000
Current portion of long-term debt	(25,000)	(50,000)
Long-term debt	$315,000	$300,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At December 31, 2013, $158.4 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at December 31, 2013, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

6. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Six Months
Periods ended December 31,	2013	2012	2013	2012
(In thousands)
Pension benefits
Service cost	$2,537	$2,525	$5,075	$5,050
Interest cost	1,397	1,228	2,795	2,456
Expected return on plan assets	(2,422)	(2,366)	(4,844)	(4,732)
Prior service cost amortization	80	90	161	180
Actuarial loss amortization	511	812	1,022	1,625
Net periodic benefit costs	$2,103	$2,289	$4,209	$4,579

Postretirement benefits
Service cost	$35	$94	$100	$188
Interest cost	116	153	247	306
Prior service cost amortization	(105)	(134)	(230)	(268)
Actuarial gain amortization	(101)	—	(162)	—
Curtailment credit	—	—	(1,511)	—
Net periodic benefit costs (benefit)	$(55)	$113	$(1,556)	$226

The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as components of net periodic benefit costs.

The curtailment credit was triggered by a change in the postretirement benefit plan to no longer subsidize retiree medical coverage and life insurance to future non-union retirees.

7. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Six Months
Periods ended December 31,	2013	2012	2013	2012
(In thousands except per share data)
Net earnings	$30,569	$35,571	$54,610	$60,426
Basic average shares outstanding	44,696	44,409	44,672	44,451
Dilutive effect of stock options and equivalents	923	527	827	538
Diluted average shares outstanding	45,619	44,936	45,499	44,989
Earnings per share
Basic earnings per share	$0.68	$0.80	$1.22	$1.36
Diluted earnings per share	0.67	0.79	1.20	1.34

For the three months ended December 31, 2013 and 2012, antidilutive options excluded from the above calculations totaled 814,000 (with a weighted average exercise price of $51.78) and 3,320,000 (with a weighted average exercise price of $45.60), respectively. For the six months ended December 31, 2013 and 2012, antidilutive options excluded from the above calculations totaled 1,654,000 (with a weighted average exercise price of $50.76) and 3,272,000 (with a weighted average exercise price of $45.94), respectively.

In the six months ended December 31, 2013 and 2012, options were exercised to purchase 1,157,000 and 367,000 common shares, respectively.

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

The fair value hierarchy consists of three broad levels of inputs that may be used to measure fair value, which are described below:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments:

	December 31, 2013		June 30, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$11,466	$10,872	$9,185	$8,723
Long-term debt	340,000	339,657	350,000	350,132

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods ended December 31,	2013	2012	2013	2012
(In thousands)
Revenues
National media	$249,694	$249,436	$516,593	$516,406
Local media	104,354	111,159	193,907	198,346
Total revenues	$354,048	$360,595	$710,500	$714,752

Operating profit
National media	$28,070	$22,177	$56,146	$51,601
Local media	35,225	44,711	60,901	72,355
Unallocated corporate	(11,394)	(9,435)	(22,338)	(21,198)
Income from operations	$51,901	$57,453	$94,709	$102,758

Depreciation and amortization
National media	$4,783	$4,475	$9,733	$9,865
Local media	6,399	6,070	12,832	12,172
Unallocated corporate	408	422	820	857
Total depreciation and amortization	$11,590	$10,967	$23,385	$22,894

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. The national media segment consists of magazine publishing, digital and mobile media, digital and customer relationship marketing, brand licensing, database-related activities, and other related operations. The local media segment consists of 12 network-affiliated television stations, related digital and mobile media operations, and video creation operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 73 percent of the Company's $710.5 million in revenues in the first six months of fiscal 2014 while the local media segment contributed 27 percent.

NATIONAL MEDIA

Advertising revenues made up 48 percent of national media's first six months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 28 percent of national media's first six months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores and in digital form on tablets. The remaining 24 percent of national media's revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—74 percent in the first six months of fiscal 2014—from the sale of advertising, both over the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

FIRST SIX MONTHS FISCAL 2014 FINANCIAL OVERVIEW

•
National media revenues were flat as compared to the prior-year period. National media operating profit grew 9 percent due primarily to the lack of a restructuring charge in the current year as compared to the prior year and as improved operating results in our interactive media and licensing operations more than offset declines in operating results in our magazine operations.

•
Local media revenues and operating profit decreased 2 percent and 16 percent, respectively, compared to the prior-year period. Meredith recorded $36.7 million less in political advertising revenues in the first six months of fiscal 2014 due to the normal cyclical nature of political advertising. Partially offsetting this decline was a 7 percent increase in non-political advertising and an 86 percent increase in other revenues.

•	Diluted earnings per share decreased 10 percent to $1.20 from $1.34 in the prior-year first six months.

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

RESULTS OF OPERATIONS

Three months ended December 31,	2013	2012	Change
(In thousands except per share data)
Total revenues	$354,048	$360,595	(2)%
Operating expenses	(302,147)	(303,142)	0%
Income from operations	$51,901	$57,453	(10)%
Net earnings	$30,569	$35,571	(14)%
Diluted earnings per share	0.67	0.79	(15)%

Six months ended December 31,	2013	2012	Change
(In thousands except per share data)
Total revenues	$710,500	$714,752	(1)%
Operating expenses	(615,791)	(611,994)	1%
Income from operations	$94,709	$102,758	(8)%
Net earnings	$54,610	$60,426	(10)%
Diluted earnings per share	1.20	1.34	(10)%

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three and six months ended December 31, 2013, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2013.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended December 31,	2013	2012	Change
(In thousands)
Advertising	$114,543	$120,133	(5)%
Circulation	67,733	67,398	0%
Other	67,418	61,905	9%
Total revenues	249,694	249,436	0%
Operating expenses	(221,624)	(227,259)	(2)%
Operating profit	$28,070	$22,177	27%
Operating profit margin	11.2%	8.9%

Six months ended December 31,	2013	2012	Change
(In thousands)
Advertising	$248,227	$252,797	(2)%
Circulation	143,467	142,887	0%
Other	124,899	120,722	3%
Total revenues	516,593	516,406	0%
Operating expenses	(460,447)	(464,805)	(1)%
Operating profit	$56,146	$51,601	9%
Operating profit margin	10.9%	10.0%

Revenues
National media advertising revenues decreased 5 percent in the second quarter and 2 percent for the first six months of fiscal 2014. Magazine advertising revenues declined 7 percent in the second quarter and 3 percent in the first six months of fiscal 2014. Total advertising pages decreased in the mid-single digits on a percentage basis in the second quarter and in the low-single digits in the six-month period. Our parenthood titles (Parents, Family Fun, and American Baby), lifestyle titles (Fitness, More, EveryDay with Rachael Ray, and EatingWell), and men's titles (Successful Farming and Wood) reported growth in both advertising pages and advertising revenues. Advertising pages and advertising revenues for our women's service titles (Better Homes and Gardens, Family Circle, and Ladies' Home Journal), shelter titles (Traditional Home, Midwest Living, and special interest publications), and Hispanic titles (Siempre Mujer and Ser Padres) were lower. Among our core advertising categories, direct response, non-prescription drugs, and household supplies showed strength while demand was weaker for the toiletries and cosmetics, retail, and prescription drug categories. Online advertising revenues in our digital and mobile media operations grew 3 percent in the second quarter and 6 percent in the first six months of fiscal 2014.

Magazine circulation revenues were flat in the second quarter and first six months of fiscal 2014. While subscription revenues increased in the mid-single digits on a percentage basis, newsstand revenues declined in the low teens. The increase in subscription revenues is primarily due to the additional subscribers obtained through the acquisition of Parenting and Babytalk magazines. The decline in newsstand revenues is primarily due to weakness in special interest media and other titles.

Other revenues increased 9 percent in the second quarter and 3 percent in the first six months of fiscal 2014. Meredith Xcelerated Marketing (MXM) revenues increased in the low-single digits in the second quarter. They were down in the mid-single digits for the first six months of fiscal 2014. Brand licensing revenues grew more than 30 percent in the second quarter and more than 20 percent in the six-month period due primarily to continued strong sales of Better Homes and Gardens’ licensed products at Walmart stores.

Operating Expenses
National media operating expenses declined 2 percent in the second quarter and 1 percent in the first six months of fiscal 2014. Employee compensation costs are down due to actions taken in the prior year. Paper, processing, and postage costs declined primarily due to the decrease in printing volumes. In addition to the decrease in the volume of paper used, paper expense also decreased due to mid-single digit declines in average paper prices as compared to the year-ago periods. Consistent with the decrease in MXM's revenues for the six-month period, customer relationship marketing production expenses also declined. MXM employee payroll and related costs also decreased primarily due to a performance improvement plan implemented in the prior year. Partially offsetting these declines was an increase in circulation expenses and paid search costs. Circulation expenses rose due to an increase in agent expenses.

In the second quarter of fiscal 2013, the national media segment recorded a restructuring charge of $5.9 million for severance and benefit costs and a vacated lease accrual of $0.4 million. Partially offsetting these charges was an $0.8 million reversal of excess restructuring accrual previously recorded by the national media segment. These items were recorded as increases and decreases, as appropriate, in selling, general, and administrative expenses.

Operating Profit
National media operating profit increased 27 percent in the second quarter and 9 percent in the first six months of fiscal 2014. The increases in operating profit were primarily due to restructuring charges recorded in the second quarter of fiscal 2013 as discussed above. In addition, improved operating results in our interactive media and licensing operations basically offset declines in operating results in our magazine operations.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended December 31,	2013	2012	Change
(In thousands)
Non-political advertising	$78,270	$71,255	10%
Political advertising	718	25,706	(97)%
Other	25,366	14,198	79%
Total revenues	104,354	111,159	(6)%
Operating expenses	(69,129)	(66,448)	4%
Operating profit	$35,225	$44,711	(21)%
Operating profit margin	33.8%	40.2%

Six months ended December 31,	2013	2012	Change
(In thousands)
Non-political advertising	$142,622	$133,501	7%
Political advertising	1,229	37,918	(97)%
Other	50,056	26,927	86%
Total revenues	193,907	198,346	(2)%
Operating expenses	(133,006)	(125,991)	6%
Operating profit	$60,901	$72,355	(16)%
Operating profit margin	31.4%	36.5%

Revenues
Local media revenues decreased 6 percent in the second quarter and 2 percent in the first six months of fiscal 2014. Non-political advertising revenues increased 10 percent in the second quarter and 7 percent in the first six months of fiscal 2014 as compared to the prior-year periods. Local non-political advertising revenues increased 8 percent in the second quarter and 5 percent in the six-month period. National non-political advertising increased 14 percent in the second quarter and 8 percent in the first six months of fiscal 2014. Political advertising revenues totaled $0.7 million in the second quarter and $1.2 million in the first six months of fiscal 2014 compared with $25.7 million in the prior-year second quarter and $37.9 million in the prior-year six-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Online advertising revenues grew 3 percent in the second quarter and 12 percent in the first six months of fiscal 2014.

For both the three and six months ended December 31, 2013, other revenue grew significantly primarily reflecting increased retransmission fees.

Operating Expenses
Local media operating expenses increased 4 percent in the second quarter and 6 percent in the first six months of fiscal 2014 primarily due to increased programming fees paid to the networks, higher payroll and related costs, and transaction costs related to acquisitions expected to close later in fiscal 2014 partially offset by lower legal costs.

In the second quarter of fiscal 2013, the local media segment recorded a restructuring charge of $1.5 million in severance and related benefits costs. The restructuring charge was recorded in selling, general, and administrative expenses.

Operating Profit
Local media operating profit declined 21 percent in the second quarter and 16 percent in the first six months compared with the prior-year periods. The declines are primarily due to a change in the mix of revenues from higher margin political advertising revenues to lower margin other revenues.

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

Three months ended December 31,	2013	2012
(In thousands)
Revenues	$104,354	$111,159
Operating profit	$35,225	$44,711
Depreciation and amortization	6,399	6,070
EBITDA	$41,624	$50,781
EBITDA margin	39.9%	45.7%

Six months ended December 31,	2013	2012
(In thousands)
Revenues	$193,907	$198,346
Operating profit	$60,901	$72,355
Depreciation and amortization	12,832	12,172
EBITDA	$73,733	$84,527
EBITDA margin	38.0%	42.6%

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2013	2012	Change
(In thousands)
Three months ended December 31,	$11,394	$9,435	21%
Six months ended December 31,	22,338	21,198	5%

Unallocated corporate expenses increased 21 percent in the second quarter and 5 percent in the first six months of fiscal 2014 compared with the prior-year periods. In the second quarter, increases in performance-based incentive accruals and non-income tax accruals more than offset a decline in consulting expense and lower investment spending. For the six-month period, increases in performance-based incentive accruals and non-income tax accruals more than offset a favorable curtailment credit related to our postretirement benefit plan and lower investment spending.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended December 31,	2013	2012	Change
(In thousands)
Production, distribution, and editorial	$132,216	$134,117	(1)%
Selling, general, and administrative	158,341	158,058	0%
Depreciation and amortization	11,590	10,967	6%
Operating expenses	$302,147	$303,142	0%

Six months ended December 31,	2013	2012	Change
(In thousands)
Production, distribution, and editorial	$272,993	$274,728	(1)%
Selling, general, and administrative	319,413	314,372	2%
Depreciation and amortization	23,385	22,894	2%
Operating expenses	$615,791	$611,994	1%

Fiscal 2014 production, distribution, and editorial costs declined 1 percent in the second quarter and first six months as compared to the prior-year periods. Declines in national media paper, processing, and postage expenses and customer relationship marketing production costs more than offset an increase in local media programming fees paid to the networks.

Selling, general, and administrative expenses were flat in the second quarter and increased 2 percent in the first six months of fiscal 2014. In the second quarter of fiscal 2014, increases in circulation expenses, national media paid search costs, local media acquisition transaction costs, and non-income tax accruals approximately offset declines in legal costs, payroll and related costs, and investment spending. For the first six months of fiscal 2014, increases in circulation expenses, national media paid search costs, performance-based accruals, local media acquisition transaction costs, and non-income tax accruals more than offset declines in legal costs, payroll and related costs, consulting costs, and investment spending in Next Issue Media, and a favorable curtailment credit related to our postretirement benefit plan.

In the second quarter of fiscal 2013, the Company recorded a restructuring charge of $7.4 million for severance and benefit costs and a vacated lease accrual of $0.4 million related to business realignments. Partially offsetting these charges was an $0.8 million reversal of excess restructuring accrual previously recorded by the national media segment.

Depreciation and amortization expense increased 6 percent in the second quarter and 2 percent in the first six months of fiscal 2014.

Income from Operations
Income from operations decreased 10 percent in the second quarter and 8 percent in the first six months of fiscal 2014 primarily due to lower political revenues due to the cyclical nature of political advertising, lower operating profits in our magazine operations, and higher corporate expenses partially offset by improved operating results in our interactive media and licensing operations and the lack of a restructuring charge in the current year.

Net Interest Expense
Net interest expense decreased to $2.6 million in the fiscal 2014 second quarter compared with $3.3 million in the prior-year second quarter. For the six months ended December 31, 2013, net interest expense was $5.3 million versus $7.0 million in the first six months of fiscal 2013. Average long-term debt outstanding was $358 million in the second quarter of fiscal 2014 and $356 million for the six-month period compared with $383 million in the prior year second quarter and $384 million in the prior-year six-month period. The Company's approximate weighted average interest rate was 3.0 percent in the first six months of fiscal 2014 and 3.6 percent in the first six months of fiscal 2013.

Income Taxes
Our effective tax rate was 38.1 percent in the second quarter and 38.9 percent in the first six months of fiscal 2014 as compared to 34.3 percent in the second quarter and 36.9 percent in the first six months of fiscal 2013. The prior year effective tax rates benefited from the resolution of state and local tax contingencies.

Net Earnings and Earnings per Share
Net earnings were $30.6 million ($0.67 per diluted share) in the quarter ended December 31, 2013, down 14 percent from $35.6 million ($0.79 per diluted share) in the prior-year second quarter. For the six months ended December 31, 2013, earnings were $54.6 million ($1.20 per diluted share), a decrease of 10 percent from prior-year six months earnings of $60.4 million ($1.34 per diluted share). The declines primarily reflected lower political revenues due to the cyclical nature of political advertising, and lower operating profits in our magazine operations partially offset by improved operating results in our interactive media and licensing operations and the lack of a restructuring charge in the current year. Both average basic and diluted shares outstanding increased slightly in the periods.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended December 31,	2013	2012	Change
(In thousands)
Net earnings	$54,610	$60,426	(10)%
Cash flows provided by operating activities	$60,687	$80,383	(25)%
Cash flows used in investing activities	(12,151)	(19,706)	(38)%
Cash flows used in financing activities	(50,327)	(61,783)	(19)%
Net decrease in cash and cash equivalents	$(1,791)	$(1,106)	n/m
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2013, we have up to $110.0 million remaining of additional available borrowings under our revolving credit facility and up to $25.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $1.8 million in the first six months of fiscal 2014; they decreased $1.1 million in the first six months of fiscal 2013.

Operating Activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue generating transactions such as customer relationship marketing, retransmission revenues, brand licensing, and product sales.

Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, employee compensation costs and benefits, broadcasting programming rights, and other services and supplies.

Cash provided by operating activities totaled $60.7 million in the first six months of fiscal 2014 compared with cash provided by operating activities of $80.4 million in the first six months of fiscal 2013. The change is primarily due to the timing of cash receipts such as political advertising revenues and of cash payments such as income tax payments.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $12.2 million in the first six months of fiscal 2014 from $19.7 million in the prior-year period. The decrease primarily reflects more cash used in the prior year for acquisitions as well as slightly higher spending for additions to property, plant, and equipment in the prior year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash used in financing activities totaled $50.3 million in the six months ended December 31, 2013, compared with net cash used in financing activities of $61.8 million for the six months ended December 31, 2012.

Long-term Debt
At December 31, 2013, long-term debt outstanding totaled $340.0 million ($225.0 million in fixed-rate unsecured senior notes, $75.0 million under an asset-backed bank facility, and $40.0 million outstanding under a revolving credit facility). Of the senior notes, $25.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 3.41 percent. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. As of December 31, 2013, the asset-backed bank facility had a capacity of up to $100 million (depending on levels of accounts receivable). This facility expires on April 24, 2015.

The interest rate on the revolving credit facility is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio, as defined in the debt agreement. The revolving credit facility has capacity for up to $150 million outstanding with an option to request up to another $150 million. At December 31, 2013, $40.0 million was outstanding under the revolving credit facility. This facility expires on September 12, 2017.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at December 31, 2013.

Contractual Obligations
On December 23, 2013, the Company entered into two separate definitive asset purchase agreements (collectively the Purchase Agreements) with Gannett Co. Inc. (Gannett). One of the Purchase Agreements (the KMOV Purchase Agreement) provides for the purchase of substantially all of the assets of television station KMOV(TV) in St. Louis, Missouri (KMOV). The cash purchase price for KMOV is $176.9 million subject to working capital adjustment. The other purchase agreement (the Phoenix Purchase Agreement) provides for the purchase of substantially all of the assets of television station KTVK(TV) in Phoenix, Arizona (KTVK) and the purchase of certain broadcast assets of television station KASW(TV) in Phoenix, Arizona (KASW) by the Company. The Phoenix Purchase

Agreement also contemplates the simultaneous purchase of certain other assets of KASW, including the station’s Federal Communication Commission licenses, by SagamoreHill of Phoenix, LCC, an independent third-party purchaser. The cash purchase price for the assets of KTVK and KASW is $230.6 million subject to working capital adjustment. The Company anticipates financing the acquisitions through a combination of additional bank and private placement debt. Other than these proposed acquisitions, as of December 31, 2013, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2013.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $58.2 million in the first six months of fiscal 2014 to repurchase 1,203,000 shares of common stock at then-current market prices. We spent $25.5 million to repurchase 749,000 shares in the first six months of fiscal 2013. We expect to continue repurchasing shares from time to time subject to market conditions. Effective July 1, 2013, shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Of the 1,203,000 shares of common stock purchased during the first six months of fiscal 2014, 992,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of December 31, 2013, $22.3 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended December 31, 2013.

Dividends
Dividends paid in the first six months of fiscal 2014 totaled $36.6 million, or $0.8150 per share, compared with dividend payments of $34.1 million, or $0.7650 per share, in the first six months of fiscal 2013.

Capital Expenditures
Investment in property, plant, and equipment totaled $11.3 million in the first six months of fiscal 2014 compared with prior-year first six months investment of $13.7 million. Current year and prior year investments primarily relate to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2013. As of December 31, 2013, the Company's critical accounting policies had not changed from June 30, 2013.

At December 31, 2013, goodwill and intangible assets totaled $1.4 billion with $968.8 million in the national media group and $397.7 million in the local media group. As of May 31, 2013, the date that management last performed its annual evaluation of impairment of goodwill and intangible assets, the fair value of the local media group significantly exceeded its net assets and the fair value of the national media group exceeded its net assets by approximately 20 percent. The determination of fair value requires us to estimate the future cash flows expected to result from the use of the assets. These estimates include assumptions about future revenues and estimated costs. Changes in key assumptions about the national media and local media businesses and their prospects or changes in market conditions could result in an impairment charge. See Item 1A. Risk Factors, in our Form 10-K for the year ended June 30, 2013, for other factors which could affect our assumptions.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At December 31, 2013, Meredith had $225.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $226.4 million from $224.7 million at December 31, 2013.

At December 31, 2013, $115.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.1 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2013.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2013.

Period	(a) Total number of shares purchased [1,2,3]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
October 1 to October 31, 2013	56,385	$51.23	12,982	$25,115
November 1 to November 30, 2013	82,056	52.75	15,638	24,277
December 1 to December 31, 2013	40,756	49.61	39,021	22,344
Total	179,197		67,641

1	Total number of shares purchased includes the purchase of 330 shares of Class B common stock in November 2013.
2
The number of shares purchased includes 3,718 shares in October 2013, 10,108 shares in November 2013, and 339 shares in December 2013 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

3
The number of shares purchased includes 43,403 shares in October 2013, 66,418 shares in November 2013, and 1,735 shares in December 2013 deemed to be delivered to us on tender of stock in payment for the exercise price of options. Effective July 1, 2013, these shares are no longer included as part of our repurchase program and thus they do not reduce the repurchase authority granted by our Board.

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

2.1
Asset Purchase Agreement among Gannett Co., Inc. and Meredith Corporation in respect of Television Stations KTVK(TV), Phoenix, Arizona and KASW(TV), Phoenix, Arizona and Related Assets dated as of December 23, 2013.

	2.2	Asset Purchase Agreement among Gannett Co., Inc. and Meredith Corporation in respect of Television Station KMOV(TV), St. Louis, Missouri and Related Assets dated as of December 23, 2013.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 29, 2014

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

2.1
Asset Purchase Agreement among Gannett Co., Inc. and Meredith Corporation in respect of Television Stations KTVK(TV), Phoenix, Arizona and KASW(TV), Phoenix, Arizona and Related Assets dated as of December 23, 2013.

2.2	Asset Purchase Agreement among Gannett Co., Inc. and Meredith Corporation in respect of Television Station KMOV(TV), St. Louis, Missouri and Related Assets dated as of December 23, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1