Form 10-Q
period 2014-03-31
MEREDITH CORP
filed 2014-04-28
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2014
Common shares	36,880,023
Class B shares	7,706,363
Total common and Class B shares	44,586,386

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2014	June 30, 2013
(In thousands)
Current assets
Cash and cash equivalents	$22,121	$27,674
Accounts receivable, net	240,846	232,305
Inventories	26,478	28,386
Current portion of subscription acquisition costs	104,081	97,982
Current portion of broadcast rights	5,523	2,831
Other current assets	19,201	18,514
Total current assets	418,250	407,692
Property, plant, and equipment	481,073	464,255
Less accumulated depreciation	(292,261)	(277,938)
Net property, plant, and equipment	188,812	186,317
Subscription acquisition costs	101,162	99,433
Broadcast rights	2,698	3,634
Other assets	74,844	69,848
Intangible assets, net	660,244	584,281
Goodwill	857,196	788,854
Total assets	$2,303,206	$2,140,059

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$75,000	$50,000
Current portion of long-term broadcast rights payable	5,427	4,089
Accounts payable	60,531	78,458
Accrued expenses and other liabilities	128,982	132,676
Current portion of unearned subscription revenues	189,076	191,448
Total current liabilities	459,016	456,671
Long-term debt	450,000	300,000
Long-term broadcast rights payable	3,941	5,096
Unearned subscription revenues	155,828	163,809
Deferred income taxes	258,660	247,487
Other noncurrent liabilities	107,706	112,700
Total liabilities	1,435,151	1,285,763
Shareholders' equity
Series preferred stock	—	—
Common stock	36,880	36,242
Class B stock	7,706	8,324
Additional paid-in capital	45,920	50,170
Retained earnings	792,963	775,901
Accumulated other comprehensive loss	(15,414)	(16,341)
Total shareholders' equity	868,055	854,296
Total liabilities and shareholders' equity	$2,303,206	$2,140,059

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2014	2013	2014	2013
(In thousands except per share data)
Revenues
Advertising	$182,175	$195,243	$574,253	$619,459
Circulation	96,078	91,458	239,545	234,345
All other	89,161	82,914	264,116	230,563
Total revenues	367,414	369,615	1,077,914	1,084,367
Operating expenses
Production, distribution, and editorial	144,766	141,605	417,759	416,333
Selling, general, and administrative	168,386	166,873	487,799	481,245
Depreciation and amortization	23,033	11,091	46,418	33,985
Total operating expenses	336,185	319,569	951,976	931,563
Income from operations	31,229	50,046	125,938	152,804
Interest expense, net	(3,408)	(3,228)	(8,676)	(10,230)
Earnings before income taxes	27,821	46,818	117,262	142,574
Income taxes	(9,335)	(17,397)	(44,166)	(52,727)
Net earnings	$18,486	$29,421	$73,096	$89,847

Basic earnings per share	$0.41	$0.66	$1.64	$2.02
Basic average shares outstanding	44,649	44,404	44,665	44,436

Diluted earnings per share	$0.41	$0.65	$1.61	$2.00
Diluted average shares outstanding	45,376	45,079	45,462	45,021

Dividends paid per share	$0.4325	$0.4075	$1.2475	$1.1725

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2014	2013	2014	2013
(In thousands)
Net earnings	$18,486	$29,421	$73,096	$89,847
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	269	489	927	1,217
Other comprehensive income, net of income taxes	269	489	927	1,217
Comprehensive income	$18,755	$29,910	$74,023	$91,064

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2013	$36,242	$8,324	$50,170	$775,901	$(16,341)	$854,296
Net earnings	—	—	—	73,096	—	73,096
Pension and other postretirement benefit plans reclassifications, net of income taxes	—	—	—	—	927	927
Share-based incentive plan transactions	1,429	—	53,474	—	—	54,903
Purchases of Company stock	(1,408)	(1)	(66,411)	—	—	(67,820)
Share-based compensation	—	—	10,402	—	—	10,402
Conversion of Class B to common stock	617	(617)	—	—	—	—
Dividends paid
Common stock	—	—	—	(45,923)	—	(45,923)
Class B stock	—	—	—	(10,111)	—	(10,111)
Tax deficiency from share-based awards	—	—	(1,715)	—	—	(1,715)
Balance at March 31, 2014	$36,880	$7,706	$45,920	$792,963	$(15,414)	$868,055

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended March 31,	2014	2013
(In thousands)
Cash flows from operating activities
Net earnings	$73,096	$89,847
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	25,322	25,294
Amortization	9,894	8,691
Share-based compensation	10,402	9,628
Deferred income taxes	7,862	32,386
Amortization of broadcast rights	6,118	7,668
Payments for broadcast rights	(7,692)	(9,758)
Provision for write-down of impaired assets	11,447	—
Fair value adjustment to contingent consideration	(3,400)	(2,500)
Excess tax benefits from share-based payments	(4,092)	(3,258)
Changes in assets and liabilities	(37,600)	(44,696)
Net cash provided by operating activities	91,357	113,302
Cash flows from investing activities
Acquisitions of and investments in businesses	(188,654)	(7,410)
Additions to property, plant, and equipment	(16,483)	(18,854)
Net cash used in investing activities	(205,137)	(26,264)
Cash flows from financing activities
Proceeds from issuance of long-term debt	386,000	65,000
Repayments of long-term debt	(211,000)	(90,000)
Dividends paid	(56,034)	(52,305)
Purchases of Company stock	(67,820)	(39,908)
Proceeds from common stock issued	54,903	26,357
Excess tax benefits from share-based payments	4,092	3,258
Other	(1,914)	(770)
Net cash provided by (used in) financing activities	108,227	(88,368)
Net decrease in cash and cash equivalents	(5,553)	(1,330)
Cash and cash equivalents at beginning of period	27,674	25,820
Cash and cash equivalents at end of period	$22,121	$24,490

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10‑K for the year ended June 30, 2013, filed with the SEC.

The condensed consolidated financial statements as of March 31, 2014, and for the three and nine months ended March 31, 2014 and 2013, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2013, were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Recently Issued Accounting Standards—In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, a disposal that represents a strategic shift having a major effect on the organization’s operations and financial results should be presented as discontinued operations. The new guidance also requires expanded disclosures about discontinued operations including more information about the assets, liabilities, revenues and expenses of a discontinued operation. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance is effective for us in our first quarter of fiscal 2016. Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The Company expects the guidance to have an impact on its accounting for future disposals; however, the effect will be dependent upon the disposals that may be made in the future.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The guidance is effective for us in our first quarter of fiscal 2015 with earlier adoption permitted. Retrospective application of the guidance is also permitted. While the adoption of this guidance will not have an impact on our results of operations or cash flows, we are currently evaluating the impact of presenting unrecognized tax benefits net of our deferred tax assets where applicable on our Consolidated Balance Sheets.

2. Acquisitions

Completed Acquisition—Effective February 28, 2014, Meredith acquired KMOV-TV (KMOV), the CBS affiliate in St. Louis, Missouri, from Gannett Co. Inc. The results of KMOV's operations have been included in the consolidated financial statements since that date. The cash purchase price was $185.8 million.

As a result of the acquisition, the assets and liabilities of KMOV, consisting primarily of Federal Communications Commission (FCC) broadcast licenses, network affiliation agreement, identifiable intangible assets, fixed assets, accounts receivable and payable, and other accrued expenses are now reflected in the Company's Condensed Consolidated Balance Sheet. The condensed consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective fair values.

The Company is in the process of obtaining a third-party valuation of intangible assets; thus, the provisional measurements of intangible assets, goodwill, and deferred income tax balances are subject to change. The FCC broadcast licenses, an indefinite-lived intangible asset, have been provisionally assigned a value of $79.5 million. Definite-lived intangible assets include a network affiliation agreement of $16.6 million and other intangibles of $0.1 million. The network affiliation agreement has a seven year useful life and the other intangible assets have a one year useful life. Goodwill, with a provisionally assigned value of $68.4 million, is attributable to expected synergies and the assembled workforce of KMOV.

The impact of the KMOV acquisition is not material to the Company's results of operations; therefore, pro forma financial information has not been provided.

Pending Acquisition—On December 23, 2013, the Company entered into a definitive asset purchase agreement with Gannett Co. Inc. to purchase substantially all of the assets of television station KTVK-TV in Phoenix, Arizona and certain broadcast assets of television station KASW-TV in Phoenix, Arizona. This acquisition is subject to regulatory approval and as of March 31, 2014, had not closed.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 53 percent are under the last-in first-out (LIFO) method at March 31, 2014, and 50 percent at June 30, 2013.

(In thousands)	March 31, 2014	June 30, 2013
Raw materials	$9,549	$14,336
Work in process	17,814	16,392
Finished goods	3,237	2,680
	30,600	33,408
Reserve for LIFO cost valuation	(4,122)	(5,022)
Inventories	$26,478	$28,386

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2014			June 30, 2013
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$8,752	$(5,560)	$3,192	$8,752	$(3,755)	$4,997
Customer lists	16,257	(14,371)	1,886	16,387	(11,242)	5,145
Other	17,105	(5,054)	12,051	16,805	(3,041)	13,764
Local media
Network affiliation agreements	235,161	(121,406)	113,755	218,559	(117,533)	101,026
Other	113	(9)	104	—	—	—
Total	$277,388	$(146,400)	130,988	$260,503	$(135,571)	124,932
Intangible assets not
subject to amortization
National media
Internet domain names			1,827			1,827
Trademarks			148,889			158,446
Local media
FCC licenses			378,540			299,076
Total			529,256			459,349
Intangible assets, net			$660,244			$584,281

Amortization expense was $9.9 million for the nine months ended March 31, 2014. Annual amortization expense for intangible assets is expected to be as follows: $13.3 million in fiscal 2014, $12.1 million in fiscal 2015, $10.4 million in fiscal 2016, $9.1 million in fiscal 2017, and $8.6 million in fiscal 2018.

During the third quarter of fiscal 2014, the Company recorded an impairment charge of $10.3 million on national media intangible assets, including $9.5 million of trademarks and $0.8 million of customer lists. Management determined these intangible assets were fully impaired as part of management's commitment to performance improvement plans, including the conversion of Ladies' Home Journal from a subscription-based magazine to a quarterly newsstand special interest publication and the closure of Meredith's medical sales force training business. The impairment charges are recorded in the depreciation and amortization line in the Condensed Consolidated Statements of Earnings.

Changes in the carrying amount of goodwill were as follows:

Nine months ended March 31,	2014			2013
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period	$788,854	$—	$788,854	$733,127	$—	$733,127
Acquisitions	(68)	68,410	68,342	(465)	—	(465)
Balance at end of period	$788,786	$68,410	$857,196	$732,662	$—	$732,662

5. Restructuring Accrual

In March 2014, management committed to several performance improvement plans related primarily to business realignments including converting Ladies' Home Journal from a monthly subscription magazine to a newsstand only quarterly special interest publication, the closing of our medical sales force training business, and other selected workforce reductions. In connection with these plans, in the third quarter of fiscal 2014, the Company recorded a pre-tax restructuring charge of $20.8 million. The restructuring charge includes severance and benefit costs of $8.5 million related to the involuntary termination of employees, an accrual for vacated lease spaces of $0.4 million, and other accruals of $0.5 million, all of which are recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings. The Company also wrote down intangible assets by $10.3 million (see Note 4) and fixed assets of $0.9 million, which are recorded in the depreciation and amortization line of the Condensed Consolidated Statements of Earnings, and manuscript and art inventory by $0.2 million, which is recorded in the production, distribution, and editorial line of the Condensed Consolidated Statements of Earnings. The majority of severance costs will be paid out over the next 12 months. These plans will affect approximately 100 employees.

Additionally, during the third quarter of fiscal 2014, the Company recorded a reversal of $1.4 million of excess restructuring reserves accrued in prior fiscal years. The reversal of excess restructuring reserves is recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings.

In December 2012, management committed to a performance improvement plan related primarily to business realignments that included selected workforce reductions. In connection with this plan, in the second quarter of fiscal 2013, the Company recorded a pre-tax restructuring charge of $7.9 million including severance and benefit costs of $7.4 million related to the involuntary termination of employees and an accrual for vacated lease space of $0.5 million. The majority of severance costs have been paid out. The plan affected approximately 195 employees. The Company also recorded $0.8 million in reversals of excess restructuring reserves accrued in prior fiscal years. The restructuring charge and credit for the reversal of excess restructuring reserves are recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual are as follows:

Nine months ended March 31,	2014	2013
(In thousands)
Balance at beginning of period	$8,103	$10,644
Severance accrual	8,549	7,382
Vacated leased space accrual	371	463
Other accruals	450	—
Cash payments	(3,099)	(7,206)
Reversal of excess accrual	(1,356)	(827)
Balance at end of period	$13,018	$10,456

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2014	June 30, 2013
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/24/2015	$70,000	$75,000
Revolving credit facility of $200 million, due 3/27/2019	80,000	—

Private placement notes
6.70% senior notes, due 7/13/2013	—	50,000
7.19% senior notes, due 7/13/2014	25,000	25,000
2.62% senior notes, due 3/1/2015	50,000	50,000
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 2/28/2024	150,000	—
Total long-term debt	525,000	350,000
Current portion of long-term debt	(75,000)	(50,000)
Long-term debt	$450,000	$300,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At March 31, 2014, $140.6 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at March 31, 2014, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

During the third quarter of fiscal 2014, Meredith entered into a credit agreement that provides a revolving credit facility of $200.0 million and a term loan facility of $250.0 million, which expires in March 2019. The interest rate under both facilities is variable based on London Interbank Offered Rate (LIBOR) and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the debt agreement) ratio. The commitment fees under both facilities range from 0.125 percent to 0.250 percent of the unused commitment based on the Company's leverage ratio. There were no amounts outstanding under the term loan facility at March 31, 2014. The new credit agreement replaced our prior revolving credit facility. In connection with this transaction, we wrote off $0.6 million of deferred financing costs to the interest expense, net line of the Condensed Consolidated Statements of Earnings.

In addition, during the third quarter of fiscal 2014, Meredith issued $150.0 million in floating-rate senior notes which are due in February 2024. The interest rate under the notes is based on a fixed spread over LIBOR.

The new agreements, as with all of the Company's debt agreements, include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. The most significant financial covenants require a ratio of debt to trailing 12 month EBITDA (as defined in the debt agreements) of less than 3.75 and a ratio of EBITDA to interest expense of greater than 2.75. The Company was in compliance with these and all other financial covenants as of March 31, 2014.

7. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Nine Months
Periods ended March 31,	2014	2013	2014	2013
(In thousands)
Pension benefits
Service cost	$2,538	$2,525	$7,613	$7,575
Interest cost	1,398	1,228	4,193	3,684
Expected return on plan assets	(2,422)	(2,366)	(7,266)	(7,098)
Prior service cost amortization	81	90	242	270
Actuarial loss amortization	511	813	1,533	2,438
Net periodic benefit costs	$2,106	$2,290	$6,315	$6,869

Postretirement benefits
Service cost	$35	$94	$135	$282
Interest cost	116	153	363	459
Prior service cost amortization	(105)	(134)	(335)	(402)
Actuarial gain amortization	(101)	—	(263)	—
Curtailment credit	—	—	(1,511)	—
Net periodic benefit costs (benefit)	$(55)	$113	$(1,611)	$339

The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as components of net periodic benefit costs.

The curtailment credit was triggered by a change in the postretirement benefit plan to no longer subsidize retiree medical coverage and life insurance for future non-union retirees.

8. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Nine Months
Periods ended March 31,	2014	2013	2014	2013
(In thousands except per share data)
Net earnings	$18,486	$29,421	$73,096	$89,847
Basic average shares outstanding	44,649	44,404	44,665	44,436
Dilutive effect of stock options and equivalents	727	675	797	585
Diluted average shares outstanding	45,376	45,079	45,462	45,021
Earnings per share
Basic earnings per share	$0.41	$0.66	$1.64	$2.02
Diluted earnings per share	0.41	0.65	1.61	2.00

For the three months ended March 31, 2014 and 2013, antidilutive options excluded from the above calculations totaled 2,003,000 (with a weighted average exercise price of $50.02) and 3,049,000 (with a weighted average exercise price of $46.46), respectively. For the nine months ended March 31, 2014 and 2013, antidilutive options excluded from the above calculations totaled 1,730,000 (with a weighted average exercise price of $50.62) and 3,217,000 (with a weighted average exercise price of $46.05), respectively.

In the nine months ended March 31, 2014 and 2013, options were exercised to purchase 1,220,000 and 817,000 common shares, respectively.

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

The fair value hierarchy consists of three broad levels of inputs that may be used to measure fair value, which are described below:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments:

	March 31, 2014		June 30, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$9,368	$8,907	$9,185	$8,723
Long-term debt	525,000	525,828	350,000	350,132

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods ended March 31,	2014	2013	2014	2013
(In thousands)
Revenues
National media	$269,680	$284,228	$786,273	$800,634
Local media	97,734	85,387	291,641	283,733
Total revenues	$367,414	$369,615	$1,077,914	$1,084,367

Segment profit
National media	$13,614	$42,991	$69,760	$94,592
Local media	26,696	24,085	87,597	96,440
Unallocated corporate	(9,081)	(17,030)	(31,419)	(38,228)
Income from operations	31,229	50,046	125,938	152,804
Interest expense, net	(3,408)	(3,228)	(8,676)	(10,230)
Earnings before income taxes	$27,821	$46,818	$117,262	$142,574

Depreciation and amortization
National media	$15,622	$4,593	$25,355	$14,458
Local media	7,009	6,093	19,841	18,265
Unallocated corporate	402	405	1,222	1,262
Total depreciation and amortization	$23,033	$11,091	$46,418	$33,985

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

Meredith Corporation is the leading media and marketing company serving American women. Meredith features multiple well-known brands—including Better Homes and Gardens, Parents, Family Circle, Allrecipes, Fitness, More, American Baby, EveryDay with Rachael Ray, and FamilyFun. Meredith is the industry leader in creating content in key consumer interest areas such as home, family, food, health and wellness, and self-development. Meredith uses multiple distribution platforms including print, television, digital, mobile, tablets, and video to give consumers content they desire and to deliver the messages of our advertising and marketing partners. Meredith owns or operates 14 television stations that reach more than 10 percent of U.S. television households. Additionally, Meredith uses our many assets to create powerful custom marketing solutions for many of the nation's top brands and companies.

Meredith operates two business segments. The national media segment consists of magazine publishing, digital and mobile media, digital and customer relationship marketing, brand licensing, database-related activities, and other related operations. The local media segment consists of 13 network-affiliated television stations and one managed station, related digital and mobile media operations, and video creation operations. Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 73 percent of the Company's $1.1 billion in revenues in the first nine months of fiscal 2014 while the local media segment contributed 27 percent.

NATIONAL MEDIA

Advertising revenues made up 46 percent of national media's first nine months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 30 percent of national media's first nine months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores and in digital form on tablets. The remaining 24 percent of national media's revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—73 percent in the first nine months of fiscal 2014—from the sale of advertising, both over the air and on our stations' websites. The remainder comes from television retransmission fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

FIRST NINE MONTHS FISCAL 2014 FINANCIAL OVERVIEW

•	In February 2014, Meredith completed its acquisition of KMOV-TV (KMOV), the CBS affiliate in St. Louis, Missouri.

•	In February 2014, the Company entered into a $150 million note purchase agreement. Proceeds were used for the acquisition of KMOV.

•
In March 2014, Meredith entered into a credit agreement that provides a revolving credit facility of $200 million and term loan facility of $250 million, which expires in March 2019. The term loan is expected to be drawn down in the future to fund the purchase of the pending acquisition of additional broadcast assets. Our prior revolving credit facility was paid off in March 2014. In connection with the payoff, Meredith wrote off $0.6 million of unamortized deferred financing costs related to that facility.

•
In the third quarter of fiscal 2014, management committed to several performance improvement plans related primarily to business realignments including converting Ladies' Home Journal from a monthly subscription magazine to a newsstand only quarterly special interest publication, the closing of our medical sales force training business, and other selected workforce reductions. In connection with these plans, the Company recorded a pre-tax restructuring charge of $20.8 million. This charge includes $10.3 million for the impairment of intangible assets, $8.5 million for severance and benefit costs, the write-down of fixed assets of $0.9 million, a vacated lease accrual of $0.4 million, and other accruals and write-downs of $0.7 million. The Company also recorded $1.4 million in reversals of excess restructuring reserves accrued in prior years.

•
National media revenues declined 2 percent as compared to the prior-year period as declines in our magazine operations of $15.6 million and in our integrated marketing operations of $4.9 million more than offset increased revenues in our licensing operations of $5.3 million. National media operating profit declined 26 percent due primarily to a larger restructuring charge in the current year of $20.8 million as compared to the prior year restructuring charge of $6.4 million. In addition, decreases in the operating profit of our magazine operations of $23.6 million more than offset improved operating results in our interactive media operations of $7.2 million and our licensing operations of $5.0 million.

•
Local media revenues increased 3 percent while operating profit decreased 9 percent compared to the prior-year period. Meredith recorded $36.5 million less in political advertising revenues in the first nine months of fiscal 2014 due to the normal cyclical nature of political advertising. Partially offsetting this decline was a 6 percent increase in non-political advertising and a 69 percent increase in other revenues. In addition, the local media segment recorded $3.1 million in acquisition costs that were expensed in the period.

•	Diluted earnings per share decreased 20 percent to $1.61 from $2.00 in the prior-year first nine months.

ACQUISITION

On February 28, 2014, Meredith completed its acquisition of KMOV. The results of this acquisition have been included in the Company's consolidated operating results since its acquisition date. See Note 2 to the condensed consolidated financial statements for further information.

RESULTS OF OPERATIONS

Three months ended March 31,	2014	2013	Change
(In thousands except per share data)
Total revenues	$367,414	$369,615	(1)%
Operating expenses	(336,185)	(319,569)	5%
Income from operations	$31,229	$50,046	(38)%
Net earnings	$18,486	$29,421	(37)%
Diluted earnings per share	0.41	0.65	(37)%

Nine months ended March 31,	2014	2013	Change
(In thousands except per share data)
Total revenues	$1,077,914	$1,084,367	(1)%
Operating expenses	(951,976)	(931,563)	2%
Income from operations	$125,938	$152,804	(18)%
Net earnings	$73,096	$89,847	(19)%
Diluted earnings per share	1.61	2.00	(20)%

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2014, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2013.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended March 31,	2014	2013	Change
(In thousands)
Advertising	$111,847	$128,770	(13)%
Circulation	96,078	91,458	5%
Other	61,755	64,000	(4)%
Total revenues	269,680	284,228	(5)%
Operating expenses	(256,066)	(241,237)	6%
Operating profit	$13,614	$42,991	(68)%
Operating profit margin	5.0%	15.1%

Nine months ended March 31,	2014	2013	Change
(In thousands)
Advertising	$360,074	$381,567	(6)%
Circulation	239,545	234,345	2%
Other	186,654	184,722	1%
Total revenues	786,273	800,634	(2)%
Operating expenses	(716,513)	(706,042)	1%
Operating profit	$69,760	$94,592	(26)%
Operating profit margin	8.9%	11.8%

Revenues
National media advertising revenues decreased 13 percent in the third quarter and 6 percent for the first nine months of fiscal 2014. Magazine advertising revenues declined 13 percent in the third quarter and 7 percent in the first nine months of fiscal 2014. Total advertising pages decreased in the low-double digits on a percentage basis in the third quarter and in the mid-single digits in the nine-month period with most of our titles showing declines in both periods. Among our advertising categories, pets, non-prescription drug, and entertainment categories showed strength in the third quarter while demand was weaker for the food and beverage, toiletries and cosmetics, and financial services categories. For the nine months ended March 31, 2014, non-prescription drug, direct response, and household supplies showed strength while toiletries and cosmetics, food and beverage, and prescription drugs were weaker. Online advertising revenues in our digital and mobile media operations declined approximately 15 percent in the third quarter and were flat in the first nine months of fiscal 2014.

Magazine circulation revenues increased 5 percent in the third quarter and 2 percent in the first nine months of fiscal 2014. While subscription revenues increased in the high-single digits on a percentage basis in the third quarter and the mid-single digits in the nine-month period, newsstand revenues declined in the mid-single digits in the third quarter and 10 percent in the first nine months. The increase in subscription revenues is primarily due to the additional distribution of the recently launched Allrecipes magazine with Meredith's legacy titles and the additional subscribers obtained through the acquisition of Parenting and Babytalk magazines. The decline in newsstand revenues is primarily due to weakness in special interest media and other titles.

Other revenues decreased 4 percent in the third quarter. They increased 1 percent in the first nine months of fiscal 2014. Meredith Xcelerated Marketing revenues decreased in the mid-single digits in the third quarter and first nine months of fiscal 2014 due primarily to weakness in our health and digital customer relation marketing practices. Brand licensing revenues grew in the mid-single digits in the third quarter and in the high-teens in the nine-month period due primarily to continued strong sales of Better Homes and Gardens’ licensed products at Walmart stores.

Operating Expenses
National media operating expenses increased 6 percent in the third quarter and 1 percent in the first nine months of fiscal 2014. In the third quarter of fiscal 2014, the national media segment recorded a restructuring charge of $20.8 million including the impairment of intangible assets of $10.3 million, severance and benefit costs of $8.5 million, the write-down of fixed assets of $0.9 million, a vacated lease accrual of $0.4 million, and other accruals and write-downs of $0.7 million. Partially offsetting these charges was a $1.0 million reversal of excess restructuring accrual previously recorded by the national media segment.

In the second quarter of fiscal 2013, the national media segment recorded a restructuring charge of $6.4 million including $5.9 million for severance and benefit costs and a vacated lease accrual of $0.5 million. Partially offsetting these charges was an $0.8 million reversal of excess restructuring accrual previously recorded by the national media segment.

In addition, for the third quarter of fiscal 2014, declines in performance-based incentive accruals of $3.5 million and paper costs of $3.3 million more than offset increases in circulation expenses of $4.6 million. For the nine-month period, paper costs declined $6.8 million primarily due to the decrease in printing volumes. In addition to the decrease in the volume of paper used, paper expense also decreased due to mid-single digit declines in average paper prices as compared to the year-ago periods. Payroll and related costs were down $6.5 million for the nine-month period due primarily to actions taken in the prior year. Postage and other delivery and fulfillment costs declined $4.4 million in the nine-month period. Performance-based incentive accruals also decreased by $1.9 million. Partially offsetting these declines were increases in circulation expenses of $14.2 million and in paid search costs of $1.3 million for the first nine months of fiscal 2014. Circulation expenses rose due to an increase in agent expenses.

Operating Profit
National media operating profit decreased 68 percent in the third quarter and 26 percent in the first nine months of fiscal 2014. The decreases in operating profit were primarily due to a larger restructuring charge recorded in the third quarter of fiscal 2014 as compared to the restructuring charge recorded in the second quarter of fiscal 2013 as discussed above. In addition, for the third quarter, operating profit of our magazine operations declined $9.5 million. For the nine-month period, decreases in the operating profit of our magazine operations of $23.6 million more than offset improved operating results in our interactive media operations of $7.2 million and our licensing operations of $5.0 million.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended March 31,	2014	2013	Change
(In thousands)
Non-political advertising	$69,796	$66,118	6%
Political advertising	532	355	50%
Other	27,406	18,914	45%
Total revenues	97,734	85,387	14%
Operating expenses	(71,038)	(61,302)	16%
Operating profit	$26,696	$24,085	11%
Operating profit margin	27.3%	28.2%

Nine months ended March 31,	2014	2013	Change
(In thousands)
Non-political advertising	$212,418	$199,619	6%
Political advertising	1,761	38,273	(95)%
Other	77,462	45,841	69%
Total revenues	291,641	283,733	3%
Operating expenses	(204,044)	(187,293)	9%
Operating profit	$87,597	$96,440	(9)%
Operating profit margin	30.0%	34.0%

Revenues
Local media revenues increased 14 percent in the third quarter and 3 percent in the first nine months of fiscal 2014. Non-political advertising revenues increased 6 percent in the third quarter and in the first nine months of fiscal 2014 as compared to the prior-year periods. Local non-political advertising revenues increased 7 percent in the third quarter and 6 percent in the nine-month period. National non-political advertising declined 3 percent in the third quarter and increased 4 percent in the first nine months of fiscal 2014. Political advertising revenues totaled $0.5 million in the third quarter and $1.8 million in the first nine months of fiscal 2014 compared with $0.4 million in the prior-year third quarter and $38.3 million in the prior-year nine-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Online advertising revenues grew more than 25 percent in the third quarter and 17 percent in the first nine months of fiscal 2014 driven by increased traffic across the desktop and video platforms, the launch of new mobile apps, and one month of operations of KMOV.

For both the three and nine months ended March 31, 2014, other revenue grew significantly primarily reflecting increased retransmission fees.

Operating Expenses
Local media operating expenses increased 16 percent in the third quarter primarily due to increased programming fees paid to the networks of $4.3 million, the addition of KMOV expenses of $3.1 million, acquisition transaction costs of $1.5 million, and increased information technology costs of $1.4 million partially offset by lower performance-based incentive accruals of $1.6 million and film amortization of $1.1 million.

Local media operating expense increased 9 percent in the first nine months of fiscal 2014 primarily due to increased programming fees paid to the networks of $11.5 million, the addition of KMOV expenses of $3.1 million, transaction costs related to the acquisitions of $3.1 million, higher payroll and related costs of $2.6 million, and increased information technology costs of $1.7 million partially offset by lower legal service costs of $2.9 million, film amortization of $1.7 million, performance-based incentive accruals of $1.2 million and the lack of a $1.5 million restructuring charge recorded in the prior year.

Operating Profit
Local media operating profit increased 11 percent in the third quarter primarily due to higher revenues reflecting increased retransmission fees offset by increased operating expenses as discussed above and one month of operations of KMOV. Local media operating profit decreased 9 percent in the first nine months compared with the prior-year period primarily due to a change in the mix of revenues from higher margin political advertising revenues to lower margin other revenues and increased operating expenses.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2014	2013	Change
(In thousands)
Three months ended March 31,	$9,081	$17,030	(47)%
Nine months ended March 31,	31,419	38,228	(18)%

Unallocated corporate expenses decreased 47 percent in the third quarter and 18 percent in the first nine months of fiscal 2014 compared with the prior-year periods. Fiscal 2013 third quarter and nine-month results included a charge of $5.1 million for professional fees and expenses related to a strategic transaction that did not materialize. For the third quarter of fiscal 2014, decreases in charitable contributions of $1.5 million, performance-based incentive accruals of $0.8 million, investment spending in Next Issue Media of $0.7 million, and non-income tax accruals of $0.6 million and the reversal of previously accrued restructuring costs of $0.3 million were partially offset by increased medical costs of $0.9 million. For the nine-month period, decreases in investment spending in Next Issue Media of $2.2 million and charitable contributions of $1.5 million were partially offset by increases in performance-based incentive accruals of $1.2 million, payroll and related costs of $0.6 million, and non-income tax accruals of $0.5 million.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended March 31,	2014	2013	Change
(In thousands)
Production, distribution, and editorial	$144,766	$141,605	2%
Selling, general, and administrative	168,386	166,873	1%
Depreciation and amortization	23,033	11,091	108%
Operating expenses	$336,185	$319,569	5%

Nine months ended March 31,	2014	2013	Change
(In thousands)
Production, distribution, and editorial	$417,759	$416,333	0%
Selling, general, and administrative	487,799	481,245	1%
Depreciation and amortization	46,418	33,985	37%
Operating expenses	$951,976	$931,563	2%

Fiscal 2014 production, distribution, and editorial costs increased 2 percent in the third quarter. They were flat in the first nine months as compared to the prior-year period. In the third quarter of fiscal 2014, increases in programming fees paid to the networks of $4.3 million and the addition of KMOV expenses of $1.4 million were mostly offset by declines in paper costs of $3.3 million and local media film amortization of $1.1 million. For the nine months ended March 31, 2014, increases in programming fees paid to the networks of $11.5 million and the addition of KMOV expenses of $1.4 million offset declines in national media paper costs of $6.8 million, postage and other delivery and fulfillment costs of $4.4 million, and local media film amortization of $1.7 million.

Selling, general, and administrative expenses increased 1 percent in the third quarter and in the first nine months of fiscal 2014. In the third quarter of fiscal 2014, the Company recorded a restructuring charge of $9.4 million for severance and benefit costs of $8.5 million, a vacated lease accrual of $0.4 million, and other accruals of $0.5 million. Partially offsetting these charges was an $1.4 million reversal of excess restructuring accrual previously accrued.

In the second quarter of fiscal 2013, the Company recorded a restructuring charge of $7.9 million including $7.4 million for severance and benefit costs and a vacated lease accrual of $0.5 million related to business realignments. Partially offsetting these charges was an $0.8 million reversal of excess restructuring accrual previously accrued. Fiscal 2013 third quarter results included a charge of $5.1 million for professional fees and expenses related to a strategic transaction that did not materialize.

In addition, in the third quarter of fiscal 2014, declines in performance-based incentive accruals of $5.7 million, charitable contributions of $1.5 million, and lower investment spending in Next Issue Media of $0.7 million more than offset increases in circulation expenses of $4.6 million, local media acquisition transaction costs of $1.5 million and the addition of KMOV expenses of $1.3 million. For the first nine months of fiscal 2014, increases in circulation expenses of $14.2 million, local media acquisition transaction costs of $3.1 million, national media paid search costs of $1.3 million, and the addition of KMOV expenses of $1.3 million more than offset declines in local media legal costs of $2.9 million, investment spending in Next Issue Media of $2.2 million, performance-based incentive accruals of $1.9 million, favorable curtailment credit related to our postretirement benefit plan of $1.5 million, and charitable contributions of $1.5 million.

Depreciation and amortization expense more than doubled in the third quarter and increased 37 percent in the first nine months of fiscal 2014. Due to restructuring plans committed to by management during the third quarter of fiscal 2014, trademarks of $9.5 million and customer lists of $0.8 million were deemed to be impaired and were written off. In addition, the Company recorded an impairment charge of $0.9 million on fixed assets primarily due to the anticipated closing of the Company's medical sales force training business. Excluding these impairments, depreciation and amortization expense increased primarily due to the depreciation and amortization at our new local media station.

Income from Operations
Income from operations decreased 38 percent in the third quarter and 18 percent in the first nine months of fiscal 2014. The decrease in income from operations in the third quarter of fiscal 2014 was primarily due to the restructuring charge recorded in the current quarter. The decrease in income from operations in the nine-month period was primarily due to a larger restructuring charge recorded in the current year than was recorded in the prior year. In addition, for the third quarter, operating profit of our magazine operations declined $9.5 million. For the nine-month period, decreases in the operating profit of our magazine operations of $23.6 million more than offset improved operating results in our interactive media operations of $7.2 million and our licensing operations of $5.0 million.

Net Interest Expense
Net interest expense increased to $3.4 million in the fiscal 2014 third quarter compared with $3.2 million in the prior-year third quarter. For the nine months ended March 31, 2014, net interest expense was $8.7 million versus $10.2 million in the first nine months of fiscal 2013. Average long-term debt outstanding was $429 million in the third quarter of fiscal 2014 and $387 million for the nine-month period compared with $354 million in the prior year third quarter and $374 million in the prior-year nine-month period. The Company's approximate weighted average interest rate was 3.0 percent in the first nine months of fiscal 2014 and 3.7 percent in the first nine months of fiscal 2013. In March 2014, we entered into a new revolving credit agreement that replaced our prior revolving credit facility. In connection with this transaction, we wrote off $0.6 million of deferred financing costs which was recorded in the net interest expense line in our condensed consolidated financial statements.

Income Taxes
Our effective tax rate was 33.6 percent in the third quarter and 37.7 percent in the first nine months of fiscal 2014 as compared to 37.2 percent in the third quarter and 37.0 percent in the first nine months of fiscal 2013. Our third quarter effective tax rate was primarily impacted by our lower pretax earnings due to the impairment and restructuring charges recorded in the third quarter of fiscal 2014.

Net Earnings and Earnings per Share
Net earnings were $18.5 million ($0.41 per diluted share) in the quarter ended March 31, 2014, down 37 percent from $29.4 million ($0.65 per diluted share) in the prior-year third quarter. For the nine months ended March 31, 2014, earnings were $73.1 million ($1.61 per diluted share), a decrease of 19 percent from prior-year nine months earnings of $89.8 million ($2.00 per diluted share). The decrease in net earnings in the third quarter of fiscal 2014 was primarily due to the restructuring charge recorded in the current quarter. The decrease in net earnings in the nine-month period was primarily due to a larger restructuring charge recorded in the current year than was recorded in the prior year. In addition, for the third quarter, operating profit of our magazine operations declined $9.5 million. For the nine-month period, decreases in the operating profit of our magazine operations of $23.6 million more than offset improved operating results in our interactive media operations of $7.2 million and our licensing operations of $5.0 million. Both average basic and diluted shares outstanding increased slightly in the periods.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended March 31,	2014	2013	Change
(In thousands)
Net earnings	$73,096	$89,847	(19)%
Cash flows provided by operating activities	$91,357	$113,302	(19)%
Cash flows used in investing activities	(205,137)	(26,264)	681%
Cash flows provided by (used in) financing activities	108,227	(88,368)	n/m
Net decrease in cash and cash equivalents	$(5,553)	$(1,330)	318%
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2014, we have up to $250.0 million on an unfunded term loan facility, up to $120.0 million of additional available borrowings under our revolving credit facility, and up to $30.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $5.6 million in the first nine months of fiscal 2014; they decreased $1.3 million in the first nine months of fiscal 2013.

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

Cash provided by operating activities totaled $91.4 million in the first nine months of fiscal 2014 compared with cash provided by operating activities of $113.3 million in the first nine months of fiscal 2013. The change is primarily due to the timing of cash payments such as income tax payments and lower net earnings (excluding the impact in non-cash impairments).

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $205.1 million in the first nine months of fiscal 2014 from $26.3 million in the prior-year period. The increase primarily reflects cash used for the purchase of KMOV in the current year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash provided by financing activities totaled $108.2 million in the nine months ended March 31, 2014, compared with net cash used in financing activities of $88.4 million for the nine months ended March 31, 2013. The change in cash used for financing activities is primarily due to net debt of $175.0 million being incurred in the current-year period, primarily to finance the KMOV acquisition, compared to a net $25.0 million debt reduction in the prior-year period.

Long-term Debt
At March 31, 2014, long-term debt outstanding totaled $525.0 million ($225.0 million in fixed-rate unsecured senior notes, $150 million in floating-rate unsecured senior notes, $70.0 million under an asset-backed bank facility, and $80.0 million outstanding under a revolving credit facility). Of the fixed-rate unsecured senior notes, $75.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 3.41 percent. The interest rate on the asset-backed bank facility is variable based on the London Interbank Offered Rate (LIBOR) plus a fixed spread. As of March 31, 2014, the asset-backed bank facility had a capacity of up to $100 million (depending on levels of accounts receivable). This facility expires on April 24, 2015.

In February 2014, Meredith issued $150 million in floating-rate senior notes which are due in February 2024. The interest rate under the notes is based on a fixed spread over LIBOR. None of the floating-rate senior notes are due in the next 12 months.

During the third quarter of fiscal 2014, Meredith entered into a credit agreement that provides a revolving credit facility of $200 million and a term loan facility of $250 million, which expires on March 27, 2019. The interest rate under both facilities is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA ratio (earnings before interest, taxes, depreciation and amortization as defined in the debt agreement). The commitment fees under both facilities range from 0.125 percent to 0.25 percent of the unused commitment based on the Company's leverage ratio. At March 31, 2014, $80 million was outstanding under the revolver. There were no amounts outstanding under the term loan facility at March 31, 2014. The Company intends to use the term loan facility for its purchase of television station assets in Phoenix, Arizona, as discussed below.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at March 31, 2014.

Contractual Obligations
On December 23, 2013, the Company entered into a definitive asset purchase agreement with Gannett Co. Inc. (Gannett). The purchase agreement provides for the purchase of substantially all of the assets of television station KTVK-TV in Phoenix, Arizona (KTVK) and the purchase of certain broadcast assets of television station KASW-TV in Phoenix, Arizona (KASW) by the Company. The purchase agreement also contemplates the simultaneous purchase of certain other assets of KASW, including the station’s Federal Communication Commission licenses, by SagamoreHill of Phoenix, LCC, an independent third-party purchaser. The cash purchase price for the assets of KTVK and KASW is $230.6 million subject to working capital adjustment. The Company anticipates financing the acquisition by drawing on a currently unfunded term loan facility. In addition, in February 2014, the Company issued $150 million in floating-rate senior notes to fund the acquisition of KMOV. This debt is a ten-year term loan and has a maturity date of February 28, 2024. Other than the proposed acquisition and the new debt, as of March 31, 2014, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2013.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $67.8 million in the first nine months of fiscal 2014 to repurchase 1,408,000 shares of common stock at then-current market prices. We spent $39.9 million to repurchase 1,131,000 shares in the first nine months of fiscal 2013. We expect to continue repurchasing shares from time to time subject to market conditions. Effective July 1, 2013, shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Of the 1,408,000 shares of common stock purchased during the first nine months of fiscal 2014, 1,051,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of March 31, 2014, $15.8 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended March 31, 2014.

Dividends
Dividends paid in the first nine months of fiscal 2014 totaled $56.0 million, or $1.2475 per share, compared with dividend payments of $52.3 million, or $1.1725 per share, in the first nine months of fiscal 2013.

Capital Expenditures
Investment in property, plant, and equipment totaled $16.5 million in the first nine months of fiscal 2014 compared with prior-year first nine months investment of $18.9 million. Current year and prior year investments primarily relate to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2013. As of March 31, 2014, the Company's critical accounting policies had not changed from June 30, 2013.

At March 31, 2014, goodwill and intangible assets totaled $1.5 billion with $956.6 million in the national media group and $560.8 million in the local media group. As of May 31, 2013, the date that management last performed its annual evaluation of impairment of goodwill and intangible assets, the fair value of the local media group significantly exceeded its net assets and the fair value of the national media group exceeded its net assets by approximately 20 percent. The determination of fair value requires us to estimate the future cash flows expected to result from the use of the assets. These estimates include assumptions about future revenues and estimated costs. Changes in key assumptions about the national media and local media businesses and their prospects or changes in market conditions could result in an impairment charge. See Item 1A. Risk Factors, in our Form 10-K for the year ended June 30, 2013, for other factors which could affect our assumptions.

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first nine months of fiscal 2014 or will be effective for fiscal 2015.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At March 31, 2014, Meredith had $225.0 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $227.2 million from $225.8 million at March 31, 2014.

At March 31, 2014, $300.0 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.5 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2013.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2014.

Period	(a) Total number of shares purchased [1,2,3]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
January 1 to January 31, 2014	67,370	$51.00	10,046	$21,889
February 1 to February 28, 2014	64,382	43.94	63,040	19,121
March 1 to March 31, 2014	73,694	45.54	72,978	15,798
Total	205,446		146,064

1	Total number of shares purchased includes the purchase of 112 shares of Class B common stock in March 2014.
2
The number of shares purchased includes 3,546 shares in January 2014, 245 shares in February 2014, and 110 shares in March 2014 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

3
The number of shares purchased includes 57,324 shares in January 2014, 1,342 shares in February 2014, and 716 shares in March 2014 deemed to be delivered to us on tender of stock in payment for the exercise price of options. Effective July 1, 2013, these shares are no longer included as part of our repurchase program and thus they do not reduce the repurchase authority granted by our Board.

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

Item 5.	Other Information

On March 27, 2014, Meredith entered into a credit agreement that provides a revolving credit facility of $200.0 million and a term loan facility of $250.0 million, which expires in March 2019. The interest rate under both facilities is variable based on London Interbank Offered Rate (LIBOR) and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the debt agreement) ratio. The commitment fees under both facilities range from 0.125 percent to 0.250 percent of the unused commitment based on the Company's leverage ratio. There were no amounts outstanding under the term loan facility at March 31, 2014. The proceeds from the revolving credit facility were used to pay off our terminated credit facility. The foregoing description of the credit agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the credit agreement which is attached hereto as Exhibit No. 4.1 and incorporated herein by reference.

Item 6.	Exhibits

4.1
Credit Agreement dated as of March 27, 2014, among Meredith Corporation and a group of banks including Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and L/C Issuer.

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
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 28, 2014

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

4.1
Credit Agreement dated as of March 27, 2014, among Meredith Corporation and a group of banks including Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and L/C Issuer.

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