Form 10-Q
period 2014-09-30
MEREDITH CORP
filed 2014-10-23
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2014
Common shares	37,157,112
Class B shares	7,293,420
Total common and Class B shares	44,450,532

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2014	June 30, 2014
(In thousands)
Current assets
Cash and cash equivalents	$30,337	$36,587
Accounts receivable, net	263,624	257,644
Inventories	22,220	24,008
Current portion of subscription acquisition costs	92,789	96,893
Current portion of broadcast rights	14,333	4,551
Assets held for sale	32,900	32,900
Other current assets	19,821	17,429
Total current assets	476,024	470,012
Property, plant, and equipment	502,287	501,216
Less accumulated depreciation	(304,548)	(296,168)
Net property, plant, and equipment	197,739	205,048
Subscription acquisition costs	104,739	101,533
Broadcast rights	3,052	3,114
Other assets	87,408	86,935
Intangible assets, net	832,868	835,531
Goodwill	840,760	841,627
Total assets	$2,542,590	$2,543,800

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$62,500	$87,500
Current portion of long-term broadcast rights payable	14,315	4,511
Accounts payable	77,285	81,402
Accrued expenses and other liabilities	116,701	136,047
Current portion of unearned subscription revenues	165,448	173,643
Total current liabilities	436,249	483,103
Long-term debt	659,375	627,500
Long-term broadcast rights payable	4,440	4,327
Unearned subscription revenues	151,684	151,533
Deferred income taxes	284,159	277,477
Other noncurrent liabilities	105,484	108,208
Total liabilities	1,641,391	1,652,148
Shareholders' equity
Series preferred stock	—	—
Common stock	37,157	36,776
Class B stock	7,294	7,700
Additional paid-in capital	40,665	41,884
Retained earnings	824,022	814,050
Accumulated other comprehensive loss	(7,939)	(8,758)
Total shareholders' equity	901,199	891,652
Total liabilities and shareholders' equity	$2,542,590	$2,543,800

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

Three months ended September 30,	2014	2013
(In thousands except per share data)
Revenues
Advertising	$218,031	$198,547
Circulation	65,885	75,734
All other	87,268	82,171
Total revenues	371,184	356,452
Operating expenses
Production, distribution, and editorial	141,887	140,777
Selling, general, and administrative	163,676	161,072
Depreciation and amortization	12,769	11,795
Total operating expenses	318,332	313,644
Income from operations	52,852	42,808
Interest expense, net	(4,242)	(2,713)
Earnings before income taxes	48,610	40,095
Income taxes	(19,245)	(16,054)
Net earnings	$29,365	$24,041

Basic earnings per share	$0.66	$0.54
Basic average shares outstanding	44,459	44,648

Diluted earnings per share	$0.65	$0.53
Diluted average shares outstanding	45,157	45,432

Dividends paid per share	$0.4325	$0.4075

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended September 30,	2014	2013
(In thousands)
Net earnings	$29,365	$24,041
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	42	390
Unrealized gain on interest rate swaps	777	—
Other comprehensive income, net of income taxes	819	390
Comprehensive income	$30,184	$24,431

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2014	$36,776	$7,700	$41,884	$814,050	$(8,758)	$891,652
Net earnings	—	—	—	29,365	—	29,365
Other comprehensive income, net of income taxes	—	—	—	—	819	819
Share-based incentive plan transactions	340	—	9,748	—	—	10,088
Purchases of Company stock	(365)	—	(16,647)	—	—	(17,012)
Share-based compensation	—	—	4,646	—	—	4,646
Conversion of Class B to common stock	406	(406)	—	—	—	—
Dividends paid
Common stock	—	—	—	(16,236)	—	(16,236)
Class B stock	—	—	—	(3,157)	—	(3,157)
Tax benefit from share-based awards	—	—	1,034	—	—	1,034
Balance at September 30, 2014	$37,157	$7,294	$40,665	$824,022	$(7,939)	$901,199

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended September 30,	2014	2013
(In thousands)
Cash flows from operating activities
Net earnings	$29,365	$24,041
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	9,239	8,423
Amortization	3,530	3,372
Share-based compensation	4,646	4,244
Deferred income taxes	7,326	8,746
Amortization of broadcast rights	4,106	2,245
Payments for broadcast rights	(3,906)	(2,930)
Excess tax benefits from share-based payments	(3,982)	(3,063)
Changes in assets and liabilities	(39,178)	(51,506)
Net cash provided by (used in) operating activities	11,146	(6,428)
Cash flows from investing activities
Acquisitions of and investments in businesses	—	(750)
Additions to property, plant, and equipment	(1,936)	(3,786)
Net cash used in investing activities	(1,936)	(4,536)
Cash flows from financing activities
Proceeds from issuance of long-term debt	45,000	91,000
Repayments of long-term debt	(38,125)	(71,000)
Dividends paid	(19,393)	(18,314)
Purchases of Company stock	(17,012)	(48,959)
Proceeds from common stock issued	10,088	43,868
Excess tax benefits from share-based payments	3,982	3,063
Net cash used in financing activities	(15,460)	(342)
Net decrease in cash and cash equivalents	(6,250)	(11,306)
Cash and cash equivalents at beginning of period	36,587	27,674
Cash and cash equivalents at end of period	$30,337	$16,368

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10‑K for the year ended June 30, 2014, filed with the SEC.

The condensed consolidated financial statements as of September 30, 2014, and for the three months ended September 30, 2014 and 2013, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2014, were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Derivative Financial Instruments—Meredith does not engage in derivative or hedging activities, except to hedge interest rate risk on debt as described in Note 6. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In the first quarter of fiscal 2015, we entered into interest rate swap agreements with counterparties that are major financial institutions. These agreements effectively fix the variable rate cash flow on $200 million of a combination of our variable-rate private placement senior notes and bank term loan. We designated and accounted for the interest rate swaps as cash flow hedges in accordance with Accounting Standards Codification 815, Derivatives and Hedging. The effective portion of the change in the fair value of interest rate swaps is reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) is subsequently reclassified into net earnings on the same line in the Condensed Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affects net earnings. The ineffective portion of a change in fair value of the interest rate swaps would be reported in interest expense. During the first quarter of fiscal 2015, the interest rate swap agreements were considered effective hedges and there were no gains or losses recognized in earnings for hedge ineffectiveness.

Adopted Accounting Pronouncements—In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The guidance was effective for the Company in the first quarter of fiscal 2015. The adoption of this guidance did not have an impact on our results of operations or cash flows and we have updated our presentation of unrecognized tax benefits net of our deferred tax assets where applicable on our Condensed Consolidated Balance Sheets.

2. Acquisitions

Effective February 28, 2014, Meredith acquired KMOV. The results of KMOV's operations have been included in the consolidated financial statements since that date. During the first quarter of fiscal 2015, the provisional amounts recorded to the network affiliation agreements intangible asset were increased $1.0 million, other intangibles were decreased $0.1 million, and a corresponding decrease of $0.9 million was recorded to goodwill based on an updated final valuation report.

Effective June 19, 2014, Meredith acquired KTVK and an interest in the assets of KASW. The results of KTVK's operations have been included in the consolidated financial statements since that date. As part of the FCC approval of the transaction, Meredith is required to sell its interest in the KASW assets. Accordingly, this interest is shown on the Consolidated Balance Sheet as assets held for sale. The Company is in the process of obtaining a third-party valuation of intangible assets; thus, the provisional measurements of intangible assets, goodwill, and deferred income tax balances are subject to change.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 53 percent are under the last-in first-out (LIFO) method at September 30, 2014, and 49 percent at June 30, 2014.

(In thousands)	September 30, 2014	June 30, 2014
Raw materials	$10,328	$11,993
Work in process	13,036	13,398
Finished goods	3,053	2,814
	26,417	28,205
Reserve for LIFO cost valuation	(4,197)	(4,197)
Inventories	$22,220	$24,008

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2014			June 30, 2014
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$7,129	$(4,772)	$2,357	$8,752	$(6,069)	$2,683
Customer lists	6,070	(5,013)	1,057	16,257	(14,852)	1,405
Other	16,325	(5,383)	10,942	17,105	(5,608)	11,497
Local media
Network affiliation agreements	229,309	(124,542)	104,767	228,314	(122,888)	105,426
Other	16,605	(835)	15,770	16,733	(188)	16,545
Total	$275,438	$(140,545)	134,893	$287,161	$(149,605)	137,556
Intangible assets not
subject to amortization
National media
Internet domain names			1,827			1,827
Trademarks			148,889			148,889
Local media
FCC licenses			547,259			547,259
Total			697,975			697,975
Intangible assets, net			$832,868			$835,531

Amortization expense was $3.5 million for the three months ended September 30, 2014. Annual amortization expense for intangible assets is expected to be as follows: $13.7 million in fiscal 2015, $12.0 million in fiscal 2016, $10.7 million in fiscal 2017, $10.3 million in fiscal 2018, and $10.3 million in fiscal 2019.

Changes in the carrying amount of goodwill were as follows:

Three months ended September 30,	2014			2013
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period	$789,038	$52,589	$841,627	$788,854	$—	$788,854
Acquisitions	—	(867)	(867)	(68)	—	(68)
Balance at end of period	$789,038	$51,722	$840,760	$788,786	$—	$788,786

5. Restructuring Accrual

Details of changes in the Company's restructuring accrual are as follows:

Three months ended September 30,	2014	2013
(In thousands)
Balance at beginning of period	$13,545	$8,103
Cash payments	(4,986)	(1,402)
Balance at end of period	$8,559	$6,701

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2014	June 30, 2014
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/24/2015	$70,000	$70,000
Revolving credit facility of $200 million, due 3/27/2019	55,000	20,000
Term loan of $250 million, due 3/27/2019	246,875	250,000

Private placement notes
7.19% senior notes, due 7/13/2014	—	25,000
2.62% senior notes, due 3/1/2015	50,000	50,000
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	721,875	715,000
Current portion of long-term debt	(62,500)	(87,500)
Long-term debt	$659,375	$627,500

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At September 30, 2014, $156.8 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at September 30, 2014, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

During the first quarter of fiscal 2015, the Company entered into interest rate swap agreements to hedge variable interest rate risk on the $150 million floating-rate senior notes and on $50 million of the term loan. The expiration of the swaps is as follows: $50 million in August 2018 and $150 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018 and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.15 percent on the swap maturing in August 2018 and 0.23 percent on the swaps maturing in August 2019 at September 30, 2014) on the $200 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive loss to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at September 30, 2014.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At September 30, 2014, the swaps had a fair value to the Company of $1.3 million. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. This exposure is managed through diversification and the monitoring of the creditworthiness of the counterparties. The maximum amount of loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements was $1.3 million at September 30, 2014. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at September 30, 2014.

Meredith guaranteed $12.5 million of debt of an unrelated third party in connection with the unrelated third party's purchase of title to the assets of KASW. This debt is expected to be repaid upon the sale of this station in fiscal 2015, at which time the guarantee will be released. The Company believes the likelihood of the guarantee being called is remote.

7. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

Three months ended September 30,	2014	2013
(In thousands)
Pension benefits
Service cost	$3,043	$2,538
Interest cost	1,396	1,398
Expected return on plan assets	(2,759)	(2,422)
Prior service cost amortization	56	81
Actuarial loss amortization	169	511
Net periodic benefit costs	$1,905	$2,106

Postretirement benefits
Service cost	$29	$65
Interest cost	102	131
Prior service cost amortization	(108)	(125)
Actuarial gain amortization	(108)	(61)
Curtailment credit	—	(1,511)
Net periodic benefit	$(85)	$(1,501)

The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as components of net periodic benefit costs.

The curtailment credit was triggered by a change in the postretirement benefit plan to no longer subsidize retiree medical coverage and life insurance for non-vested future non-union retirees.

8. Earnings per Share

The following table presents the calculations of earnings per share:

Three months ended September 30,	2014	2013
(In thousands except per share data)
Net earnings	$29,365	$24,041
Basic average shares outstanding	44,459	44,648
Dilutive effect of stock options and equivalents	698	784
Diluted average shares outstanding	45,157	45,432
Earnings per share
Basic earnings per share	$0.66	$0.54
Diluted earnings per share	0.65	0.53

For the three months ended September 30, 2014 and 2013, antidilutive options excluded from the above calculations totaled 1.7 million (with a weighted average exercise price of $50.06) and 1.7 million (with a weighted average exercise price of $50.70), respectively.

In the three months ended September 30, 2014 and 2013, options were exercised to purchase 0.3 million and 1.0 million common shares, respectively.

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

The fair value hierarchy consists of three broad levels of inputs that may be used to measure fair value, which are described below:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments:

	September 30, 2014		June 30, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$18,755	$18,186	$8,838	$8,408
Long-term debt	721,875	724,193	715,000	717,032

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

The following table sets forth the asset measured at fair value on a recurring basis:

(In thousands)	September 30, 2014	June 30, 2014
Other assets
Interest rate swaps	$1,262	$—

The fair value of interest rate swaps is determined based on discounted cash flows derived using market observable inputs including swap curves that are included in Level 2.

10. Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media and local media. There have been no changes in the basis of segmentation since June 30, 2014. There are no material intersegment transactions.

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

The following table presents financial information by segment:

Three months ended September 30,	2014	2013
(In thousands)
Revenues
National media	$246,326	$266,899
Local media	124,858	89,553
Total revenues	$371,184	$356,452

Segment profit
National media	$28,895	$28,076
Local media	36,312	25,676
Unallocated corporate	(12,355)	(10,944)
Income from operations	52,852	42,808
Interest expense, net	(4,242)	(2,713)
Earnings before income taxes	$48,610	$40,095

Depreciation and amortization
National media	$3,625	$4,950
Local media	8,715	6,433
Unallocated corporate	429	412
Total depreciation and amortization	$12,769	$11,795

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

Meredith Corporation has been committed to service journalism for more than 110 years. Today, Meredith uses multiple distribution platforms—including broadcast television, print, digital, mobile, tablets, and video—to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

Meredith operates two business segments: local media and national media. The local media segment includes 15 owned or operated television stations reaching more than 10 percent of U.S. households. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, and Portland—and 13 in Top 50 markets. Meredith’s stations produce approximately 550 hours of local news and entertainment content each week, and operate leading local digital destinations. Additionally, Meredith Video Studios produces The Better Show, a syndicated daily lifestyle television program reaching 80 percent of U.S. TV households.

Our national media segment reaches an audience of 180 million consumers monthly, including 100 million unduplicated women and 60 percent of American millennial women. Meredith is the leader in creating content across media platforms in key consumer interest areas such as food, home, parenthood, and health through well-known brands such as Better Homes and Gardens, Parents, and Allrecipes. The national media segment features robust brand licensing activities, including over 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. Meredith Xcelerated Marketing is a leader at developing and delivering custom content and customer relationship marketing programs for many of the world’s top brands.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 66 percent of the Company's $371.2 million in revenues in the first three months of fiscal 2015 while the local media segment contributed 34 percent.

LOCAL MEDIA

Local media derives the majority of its revenues—74 percent in the first three months of fiscal 2015—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

NATIONAL MEDIA

Advertising revenues made up 51 percent of national media's first three months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites and apps to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 27 percent of national media's first three months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. The remaining 22 percent of national media's revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

FIRST QUARTER FISCAL 2015 FINANCIAL OVERVIEW

•
Local media revenues increased 39 percent and operating profit rose 41 percent compared to the prior-year period reflecting the acquisition of two television stations in late fiscal 2014, increased cyclical political advertising, and higher other revenues.

•
National media revenues declined 8 percent as compared to the prior-year period as declines in the revenues of our magazine operations of $25.2 million more than offset increased revenues in our interactive media operations of $3.4 million. More than 40 percent of the decline in magazine operation revenues is due to the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication. National media operating profit increased 3 percent as improved operating results in our interactive media operations of $4.6 million, our integrated marketing operations of $1.3 million, and our licensing operations of $1.0 million more than offset decreases in the operating profit of our magazine operations of $6.1 million.

•	Diluted earnings per share increased 23 percent to $0.65 from $0.53 in the prior-year first three months.

RESULTS OF OPERATIONS

Three months ended September 30,	2014	2013	Change
(In thousands except per share data)
Total revenues	$371,184	$356,452	4%
Operating expenses	(318,332)	(313,644)	1%
Income from operations	$52,852	$42,808	23%
Net earnings	$29,365	$24,041	22%
Diluted earnings per share	0.65	0.53	23%

The following sections provide an analysis of the results of operations for the local media and national media segments and an analysis of the consolidated results of operations for the three months ended September 30, 2014, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2014.

ACQUISITIONS

Meredith completed its acquisition of KMOV, the CBS affiliate in St. Louis, Missouri, on February 28, 2014, and its acquisition of KTVK, an independent station in Phoenix, Arizona, on June 19, 2014. The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the condensed consolidated financial statements for further information.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended September 30,	2014	2013	Change
(In thousands)
Non-political advertising	$79,836	$64,352	24%
Political advertising	12,963	511	2,437%
Other	32,059	24,690	30%
Total revenues	124,858	89,553	39%
Operating expenses	(88,546)	(63,877)	39%
Operating profit	$36,312	$25,676	41%
Operating profit margin	29.1%	28.7%

Revenues
Local media revenues increased 39 percent in the first quarter of fiscal 2015. Political advertising revenues totaled $13.0 million in the first quarter of fiscal 2015 compared with $0.5 million in the prior-year first quarter. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues increased 24 percent in the first three months of fiscal 2015 as compared to the prior-year period due to the addition of $17.2 million of non-political revenue from the acquisitions. Local non-political advertising revenues grew 25 percent in the first quarter. National non-political advertising revenues increased 20 percent in the first three months of fiscal 2015. Online advertising revenues grew more than 40 percent in the first quarter primarily due to the addition of the acquisitions.

For the three months ended September 30, 2014, other revenue grew 30 percent primarily due to the addition of the acquisitions and increased retransmission fees.

Operating Expenses
Local media operating expenses increased 39 percent in the first quarter of fiscal 2015. Approximately 75 percent of the increase in operating expenses is due to the addition of acquisition operating expenses. In addition, programming fees paid to the networks increased $4.3 million.

Operating Profit
Local media operating profit increased 41 percent in the first quarter of fiscal 2015 reflecting the increase in political advertising revenues and other revenues as well as the addition of the acquisitions.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended September 30,	2014	2013	Change
(In thousands)
Advertising	$125,232	$133,684	(6)%
Circulation	65,885	75,734	(13)%
Other	55,209	57,481	(4)%
Total revenues	246,326	266,899	(8)%
Operating expenses	(217,431)	(238,823)	(9)%
Operating profit	$28,895	$28,076	3%
Operating profit margin	11.7%	10.5%

Revenues
National media advertising revenues decreased 6 percent in the first quarter of fiscal 2015. Magazine advertising revenues declined 10 percent in the first three months of fiscal 2015. More than 40 percent of the decline in magazine advertising revenues is due to the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication. Total advertising pages decreased in the mid-teens on a percentage basis in the first quarter with most of our titles showing declines. They declined 10 percent excluding Ladies' Home Journal. For the three months ended September 30, 2014, prescription drugs showed strength while most other categories were weaker. Online advertising revenues in our digital and mobile media operations increased 17 percent in the first quarter of fiscal 2015 primarily due to strong performance at Allrecipes.com.

Magazine circulation revenues decreased 13 percent in the first three months of fiscal 2015. While subscription revenues decreased in the high-single digits on a percentage basis, newsstand revenues declined more than 25 percent. The decrease in subscription revenues is primarily due to the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication. The decline in newsstand revenues is primarily due to the wholesaler disruption in the newsstand channel.

Other revenues decreased 4 percent in the first quarter of fiscal 2015 primarily due to declines in marketing and print services revenues and book sales revenues within our magazine operations.

Operating Expenses
National media operating expenses decreased 9 percent in the first quarter of fiscal 2015. The conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication reduced operating expenses by $11.5 million. Paper costs declined $3.1 million primarily due to the decrease in printing volumes. In addition to the decrease in the volume of paper used, paper expense also decreased due to a mid-single digit decline in average paper prices as compared to the prior-year period. Circulation expenses decreased $1.1 million. Payroll and related costs were down $1.3 million primarily due to actions taken in the prior year.

Operating Profit
National media operating profit grew 3 percent in the first three months of fiscal 2015 as a strong expense discipline more than offset declines in revenues.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2014	2013	Change
(In thousands)
Three months ended September 30,	$12,355	$10,944	13%

Unallocated corporate expenses increased 13 percent in the first quarter of fiscal 2015 compared with the prior-year period as increases in charitable contributions of $1.5 million and in medical and other benefit costs of $1.4 million more than offset declines in consulting costs of $1.3 million.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended September 30,	2014	2013	Change
(In thousands)
Production, distribution, and editorial	$141,887	$140,777	1%
Selling, general, and administrative	163,676	161,072	2%
Depreciation and amortization	12,769	11,795	8%
Operating expenses	$318,332	$313,644	1%

Fiscal 2015 production, distribution, and editorial costs increased 1 percent in the first quarter as the addition of local media acquisition operating expenses of $9.9 million and increases in programming fees paid to the networks of $4.3 million were mostly offset by a reduction in Ladies Home Journal expenses of $5.2 million and declines in paper costs of $3.1 million. In addition, customer relationship marketing expenses declined $5.7 million primarily due to a change in product mix.

Selling, general, and administrative expenses increased 2 percent in the first quarter of fiscal 2015 as the addition of local media acquisition operating expenses of $6.7 million, an increase in customer relationship marketing expenses of $4.6 million, the lack of a $1.5 million favorable curtailment credit in the current year related to our postretirement benefit plan, and increases in charitable contributions of $1.5 million more than offset a reduction in Ladies Home Journal expenses of $6.3 million and declines in performance-based incentive accruals of $2.0 million, consulting services of $1.8 million, and circulation expenses of $1.1 million. Customer relationship marketing expenses increased primarily due to a change in product mix.

Depreciation and amortization expense increased 8 percent in the first three months of fiscal 2015 due to the addition of local media acquisition depreciation and amortization.

Income from Operations
Income from operations increased 23 percent in the first quarter of fiscal 2015. The increase in income from operations was primarily due to the addition of local media acquisitions operating profit of $6.1 million, higher operating profits in our local media segment of $4.5 million, and improved operating results in our national media interactive media operations of $4.6 million partially offset by declines in the operating profit of our magazine operations of $6.1 million.

Net Interest Expense
Net interest expense increased to $4.2 million in the fiscal 2015 first quarter compared with $2.7 million in the prior-year first quarter. Average long-term debt outstanding was $716.7 million in the first quarter of fiscal 2015 compared with $358.5 million in the prior year first quarter. The increase in average long-term debt outstanding was due to additional debt being incurred to fund the local media acquisitions. The Company's approximate weighted average interest rate was 2.4 percent in the first three months of fiscal 2015 and 3.0 percent in the first three months of fiscal 2014. In August 2014, we entered into interest rate swap agreements to hedge variable interest rate risk. The first three months of fiscal 2015 weighted average interest rate includes the effects of these derivative financial instruments.

Income Taxes
Our effective tax rate was 39.6 percent in the first quarter of fiscal 2015 as compared to 40.0 percent in the first quarter of fiscal 2014.

Net Earnings and Earnings per Share
Net earnings were $29.4 million ($0.65 per diluted share) in the quarter ended September 30, 2014, an increase of 22 percent from $24.0 million ($0.53 per diluted share) in the prior-year first quarter. The increase in net earnings was primarily due to the growth in income from operations as discussed above reduced by increased tax expense of $3.2 million. Both average basic and diluted shares outstanding decreased slightly in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30,	2014	2013	Change
(In thousands)
Net earnings	$29,365	$24,041	22%
Cash flows provided by (used in) operating activities	$11,146	$(6,428)	n/m
Cash flows used in investing activities	(1,936)	(4,536)	(57)%
Cash flows used in financing activities	(15,460)	(342)	n/m
Net decrease in cash and cash equivalents	$(6,250)	$(11,306)	(45)%
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2014, we have up to $145.0 million of additional available borrowings under our revolving credit facility, and up to $30.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $6.3 million in the first three months of fiscal 2015.

Operating Activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue generating transactions such as customer relationship marketing, retransmission consent fees, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee benefit plans (including pension plans), and other services and supplies.

Cash provided by operating activities totaled $11.1 million in the first three months of fiscal 2015 compared with cash used in operating activities of $6.4 million in the first three months of fiscal 2014. The change is primarily due to the timing of cash payments and increased net earnings.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $1.9 million in the first three months of fiscal 2015 from $4.5 million in the prior-year period. The decrease primarily reflects less purchases of property, plant, and equipment in the current year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash used in financing activities totaled $15.5 million in the three months ended September 30, 2014, compared with net cash used in financing activities of $0.3 million for the three months ended September 30, 2013. The change in cash used for financing activities is primarily due to net $6.9 million of debt being incurred in the current-year period compared to a net $20.0 million of debt being incurred in the prior-year period.

Long-term Debt
At September 30, 2014, long-term debt outstanding totaled $721.9 million ($246.9 million under a term loan, $200.0 million in fixed-rate unsecured senior notes, $150 million in floating-rate unsecured senior notes, $70.0 million under an asset-backed bank facility, and $55.0 million outstanding under a revolving credit facility).

During the first quarter of fiscal 2015, the Company entered into interest rate swap agreements to hedge variable interest rate risk on the $150.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50 million in August 2018 and $150 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018 and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.15 percent on the swap maturing in August 2018 and 0.23 percent on the swap maturing in August 2019 at September 30, 2014) on the $200 million notional amount of indebtedness.

The revolving credit facility has a capacity of up to $200 million. Both the revolving credit facility and the term loan have a five-year term which will expire in March 2019. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At September 30, 2014, $246.9 million was outstanding under the term loan and $55.0 million was outstanding under the revolver. Of the term loan, $12.5 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

Of the fixed-rate unsecured senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 2.94 percent at September 30, 2014. The floating-rate unsecured senior notes are due in February 2024. The weighted average effective interest rate for the floating-rate unsecured senior notes was 3.26 percent at September 30, 2014, after taking into account the effect of outstanding interest rate swap agreements. None of the floating-rate senior notes are due in the next 12 months. The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. As of September 30, 2014, the asset-backed bank facility had a capacity of up to $100 million (depending on levels of accounts receivable). This facility will expire in April 2015.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at September 30, 2014.

Contractual Obligations
On August 20, 2014, the Company entered into a definitive asset purchase agreement with Media General, Inc. to purchase the broadcast assets of WALA, the Fox affiliate in Mobile, Alabama-Pensacola, Florida. The cash purchase price is $86 million subject to working capital adjustment. The transaction will close when Media General Inc.'s merger with LIN Media LLC and the sale of WALA to Meredith receive final regulatory approval, which is anticipated to be in Meredith's second fiscal quarter. Other than the proposed acquisition, as of September 30, 2014, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2014.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $17.0 million in the first three months of fiscal 2015 to repurchase 365,000 shares of common stock at then-current market prices. We spent $49.0 million to repurchase 1,024,000 shares in the first three months of fiscal 2014. We expect to continue repurchasing shares from time to time subject to market conditions. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Of the 365,000 shares of common stock purchased during the first three months of fiscal 2015, 191,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of September 30, 2014, $100.1 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended September 30, 2014.

Dividends
Dividends paid in the first three months of fiscal 2015 totaled $19.4 million, or $0.4325 per share, compared with dividend payments of $18.3 million, or $0.4075 per share, in the first three months of fiscal 2014.

Capital Expenditures
Investment in property, plant, and equipment totaled $1.9 million in the first three months of fiscal 2015 compared with prior-year first three months investment of $3.8 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2014. As of September 30, 2014, the Company's critical accounting policies had not changed from June 30, 2014.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At September 30, 2014, goodwill and intangible assets totaled $1.7 billion with $954.1 million in the national media group and $719.5 million in the local media group.
Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. In reviewing goodwill for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At May 31, 2014, the date the Company last performed its annual evaluation of impairment of goodwill, management elected to perform the two-step goodwill impairment test for all reporting units. The first step of this test is to compare the fair value of a reporting unit to its carrying value. In reviewing other indefinite-lived intangible assets for impairment, the Company compares the fair value of the asset to the asset’s carrying value. No impairment was recorded as a result of the review.

Fair value is determined using a discounted cash flow model which requires us to estimate the future cash flows expected to be generated by the reporting unit or to result from the use of the assets. These estimates depend upon assumptions about future revenues (including projections of overall market growth and our share of market), estimated costs, and appropriate discount rates where applicable. Our assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both our short-term financial forecasts and long-term strategic plans. Depending on the assumptions and estimates used, future cash flow projections can vary within a range of outcomes. Changes in key assumptions about the local media and national media businesses and their prospects or changes in market conditions could result in an impairment charge. See Item 1A. Risk Factors, in our Form 10-K for the year ended June 30, 2014, for other factors which could affect our assumptions. Also see Note 4 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2014, for additional information. The impairment analysis of these assets is considered critical because of their significance to the Company and our local media and national media segments.

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first three months of fiscal 2015 or will be effective for fiscal 2016.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; and the consequences of acquisitions and/or dispositions. Meredith's Form 10‑K for the year ended June 30, 2014, includes a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Form 10‑K for the year ended June 30, 2014, for a more complete discussion of these risks.

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At September 30, 2014, Meredith had $200.0 million outstanding in fixed-rate long-term debt. In addition, Meredith has effectively converted the $150.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $203.3 million from $202.3 million at September 30, 2014.

At September 30, 2014, $521.9 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.8 million.

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

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2014.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief

Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended September 30, 2014.

Period	(a) Total number of shares purchased [1,2,3]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
July 1 to July 31, 2014	1,074	$46.46	1,074	$108,193
August 1 to August 31, 2014	327,480	46.52	153,450	101,047
September 1 to September 30, 2014	36,793	46.93	20,284	100,101
Total	365,347		174,808

1	Total number of shares purchased includes the purchase of 306 shares of Class B common stock in September 2014.
2
The number of shares purchased includes 1,074 shares in July 2014, 122,270 shares in August 2014, and 4,213 shares in September 2014 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

3
The number of shares purchased includes 174,030 shares in August 2014 and 16,509 shares in September 2014 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

Item 6.	Exhibits

	3.1	The Restated Bylaws, as amended.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 23, 2014

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

3.1	The Restated Bylaws, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1