Form 10-Q
period 2014-12-31
MEREDITH CORP
filed 2015-01-28
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at December 31, 2014
Common shares	37,246,735
Class B shares	7,287,666
Total common and Class B shares	44,534,401

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2014	June 30, 2014
(In thousands)
Current assets
Cash and cash equivalents	$18,123	$36,587
Accounts receivable, net	289,658	257,644
Inventories	26,213	24,008
Current portion of subscription acquisition costs	97,609	96,893
Current portion of broadcast rights	12,083	4,551
Assets held for sale	54,610	32,900
Other current assets	24,381	17,429
Total current assets	522,677	470,012
Property, plant, and equipment	524,803	501,216
Less accumulated depreciation	(312,274)	(296,168)
Net property, plant, and equipment	212,529	205,048
Subscription acquisition costs	105,808	101,533
Broadcast rights	2,809	3,114
Other assets	87,419	86,935
Intangible assets, net	930,090	835,531
Goodwill	941,237	841,627
Total assets	$2,802,569	$2,543,800

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$62,500	$87,500
Current portion of long-term broadcast rights payable	12,137	4,511
Accounts payable	76,308	81,402
Accrued expenses and other liabilities	149,186	136,047
Current portion of unearned subscription revenues	184,282	173,643
Total current liabilities	484,413	483,103
Long-term debt	796,250	627,500
Long-term broadcast rights payable	4,223	4,327
Unearned subscription revenues	166,464	151,533
Deferred income taxes	287,509	277,477
Other noncurrent liabilities	140,604	108,208
Total liabilities	1,879,463	1,652,148
Shareholders' equity
Series preferred stock	—	—
Common stock	37,247	36,776
Class B stock	7,288	7,700
Additional paid-in capital	43,555	41,884
Retained earnings	844,189	814,050
Accumulated other comprehensive loss	(9,173)	(8,758)
Total shareholders' equity	923,106	891,652
Total liabilities and shareholders' equity	$2,802,569	$2,543,800

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2014	2013	2014	2013
(In thousands except per share data)
Revenues
Advertising	$241,422	$193,531	$459,453	$392,078
Circulation	59,468	67,733	125,353	143,467
All other	98,015	92,784	185,283	174,955
Total revenues	398,905	354,048	770,089	710,500
Operating expenses
Production, distribution, and editorial	140,283	132,216	282,170	272,993
Selling, general, and administrative	175,452	158,341	339,128	319,413
Depreciation and amortization	14,308	11,590	27,077	23,385
Total operating expenses	330,043	302,147	648,375	615,791
Income from operations	68,862	51,901	121,714	94,709
Interest expense, net	(4,785)	(2,555)	(9,027)	(5,268)
Earnings before income taxes	64,077	49,346	112,687	89,441
Income taxes	(24,486)	(18,777)	(43,731)	(34,831)
Net earnings	$39,591	$30,569	$68,956	$54,610

Basic earnings per share	$0.89	$0.68	$1.55	$1.22
Basic average shares outstanding	44,483	44,696	44,471	44,672

Diluted earnings per share	$0.87	$0.67	$1.52	$1.20
Diluted average shares outstanding	45,268	45,619	45,224	45,499

Dividends paid per share	$0.4325	$0.4075	$0.8650	$0.8150

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2014	2013	2014	2013
(In thousands)
Net earnings	$39,591	$30,569	$68,956	$54,610
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	42	268	84	658
Unrealized loss on interest rate swaps	(1,276)	—	(499)	—
Other comprehensive income (loss), net of income taxes	(1,234)	268	(415)	658
Comprehensive income	$38,357	$30,837	$68,541	$55,268

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2014	$36,776	$7,700	$41,884	$814,050	$(8,758)	$891,652
Net earnings	—	—	—	68,956	—	68,956
Other comprehensive loss, net of income taxes	—	—	—	—	(415)	(415)
Share-based incentive plan transactions	786	—	27,603	—	—	28,389
Purchases of Company stock	(726)	(1)	(35,450)	—	—	(36,177)
Share-based compensation	—	—	8,431	—	—	8,431
Conversion of Class B to common stock	411	(411)	—	—	—	—
Dividends paid
Common stock	—	—	—	(32,509)	—	(32,509)
Class B stock	—	—	—	(6,308)	—	(6,308)
Tax benefit from share-based awards	—	—	1,087	—	—	1,087
Balance at December 31, 2014	$37,247	$7,288	$43,555	$844,189	$(9,173)	$923,106

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended December 31,	2014	2013
(In thousands)
Cash flows from operating activities
Net earnings	$68,956	$54,610
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	18,806	16,735
Amortization	7,012	6,650
Share-based compensation	8,431	7,926
Deferred income taxes	13,486	10,764
Amortization of broadcast rights	8,063	4,437
Payments for broadcast rights	(7,847)	(5,338)
Provision for write-down of impaired assets	1,450	—
Fair value adjustment to contingent consideration	(1,100)	(1,100)
Excess tax benefits from share-based payments	(6,035)	(3,866)
Changes in assets and liabilities	(36,853)	(30,131)
Net cash provided by operating activities	74,369	60,687
Cash flows from investing activities
Acquisitions of and investments in businesses	(183,944)	(879)
Additions to property, plant, and equipment	(11,855)	(11,272)
Net cash used in investing activities	(195,799)	(12,151)
Cash flows from financing activities
Proceeds from issuance of long-term debt	285,000	106,000
Repayments of long-term debt	(141,250)	(116,000)
Dividends paid	(38,817)	(36,628)
Purchases of Company stock	(36,177)	(58,198)
Proceeds from common stock issued	28,389	50,633
Excess tax benefits from share-based payments	6,035	3,866
Other	(214)	—
Net cash provided by (used in) financing activities	102,966	(50,327)
Net decrease in cash and cash equivalents	(18,464)	(1,791)
Cash and cash equivalents at beginning of period	36,587	27,674
Cash and cash equivalents at end of period	$18,123	$25,883

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

The condensed consolidated financial statements as of December 31, 2014, and for the three and six months ended December 31, 2014 and 2013, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2014, were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Derivative Financial Instruments—Meredith does not engage in derivative or hedging activities, except to hedge interest rate risk on debt as described in Note 6. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In the first quarter of fiscal 2015, we entered into interest rate swap agreements with counterparties that are major financial institutions. These agreements effectively fix the variable rate cash flow on $200 million of a combination of our variable-rate private placement senior notes and bank term loan. We designated and accounted for the interest rate swaps as cash flow hedges in accordance with Accounting Standards Codification 815, Derivatives and Hedging. The effective portion of the change in the fair value of interest rate swaps is reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) is subsequently reclassified into net earnings on the same line in the Condensed Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affects net earnings. The ineffective portion of a change in fair value of the interest rate swaps would be reported in interest expense. During the first six months of fiscal 2015, the interest rate swap agreements were considered effective hedges and there were no material gains or losses recognized in earnings for hedge ineffectiveness.

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

2. Acquisitions

Fiscal 2015
On October 31, 2014, Meredith acquired WGGB, the ABC affiliate in Springfield, Massachusetts. The results of WGGB's operations have been included in the condensed consolidated financial statements since that date. The acquisition-date fair value of the consideration totaled $53.3 million, which consisted of $50.0 million of cash and $3.3 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on certain future regulatory actions. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 9. As of December 31, 2014, the Company estimates the future payments will range from zero to $4.0 million. The maximum amount of contingent payments the seller may receive is $4.0 million.

Effective November 1, 2014, Meredith completed its acquisition of Martha Stewart Living magazine and its related digital assets (collectively Martha Stewart Living Media Properties). In addition, Meredith entered into a 10‑year licensing arrangement with Martha Stewart Living Omnimedia (MSLO) for the licensing of the Martha Stewart Living trade name. The acquired business operations include sales and marketing, circulation, production, and other non-editorial functions. Meredith will source editorial content from MSLO. The results of the Martha Stewart Living Media Properties have been included in the condensed consolidated financial statements since the effective date. There was no consideration exchanged in this transaction.

On November 13, 2014, Meredith acquired 100 percent of the membership interests in My Wedding, LLC (Mywedding) resulting in the acquisition of Mywedding.com. Mywedding.com is one of the top five wedding websites in the U.S., providing couples with a complete wedding planning product suite. The results of Mywedding have been included in the condensed consolidated financial statements since that date. The acquisition-date fair value of the consideration was $42.6 million, which consisted of $20.0 million of cash and $22.6 million of contingent consideration. The contingent consideration arrangement requires the Company to pay a contingent payment based on certain financial targets achieved during fiscal 2018 generally based on earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 9. As of December 31, 2014, the Company estimates the future payments will range from $11.1 million to $40.0 million. The maximum amount of contingent payments the seller may receive is $40.0 million.

On December 19, 2014, Meredith acquired WALA, the FOX affiliate in Mobile, Alabama-Pensacola, Florida. The results of WALA's operations have been included in the condensed consolidated financial statements since that date. The cash purchase price, including the purchase of working capital, was $89.9 million.

On December 30, 2014, Meredith acquired 100 percent of the outstanding stock of Selectable Media, Inc. (Selectable Media), a leading native and engagement-based digital advertising company. The results of Selectable Media have been included in the condensed consolidated financial statements since that date. The acquisition-date fair value of the consideration totaled $30.2 million, which consisted of $23.0 million of cash and $7.2 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on certain financial targets over the next three fiscal years generally based on revenue, as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 9. As of December 31, 2014, the Company estimates the future payments will range from $7.3 million to $8.0 million. The maximum amount of contingent payments the seller may receive is $8.0 million.

As of the date of each acquisition, Meredith allocates the purchase price to the assets acquired and liabilities assumed based on their respective preliminary fair values. The Company is in the process of obtaining third-party valuations of fixed and intangible assets; thus, the provisional measurements of fixed assets, intangible assets, goodwill, and deferred income tax balances are subject to change. The following table summarizes the total estimated fair values of the assets acquired and liabilities assumed by segment:

(In thousands)	Local Media Acquisitions	National Media Acquisitions	Total
Accounts receivable	$4,375	$4,060	$8,435
Current portion of broadcast rights	1,582	—	1,582
Other current assets	1,106	1,070	2,176
Property, plant, and equipment	13,695	140	13,835
Other noncurrent assets	1,907	3,063	4,970
Intangible assets	107,518	17,400	124,918
Total identifiable assets acquired	130,183	25,733	155,916
Deferred subscription revenue	—	(26,866)	(26,866)
Current portion of broadcast rights	(1,582)	—	(1,582)
Other current liabilities	(1,387)	(7,702)	(9,089)
Long-term liabilities	(5,242)	(31,434)	(36,676)
Total liabilities assumed	(8,211)	(66,002)	(74,213)
Net identifiable assets acquired	121,972	(40,269)	81,703
Goodwill	17,974	83,269	101,243
Net assets acquired	$139,946	$43,000	$182,946

The following table provides details of the acquired intangible assets by acquisition:

(In thousands)	WGGB	Martha Stewart	Mywedding	WALA	Selectable Media	Total
Intangible assets
subject to amortization
National media
Advertiser relationships	$—	$2,500	$2,700	$—	$3,200	$8,400
Customer lists	—	1,500	—	—	—	1,500
Other	—	—	—	—	700	700
Local media
Retransmission agreements	761	—	—	3,254	—	4,015
Other	70	—	—	102	—	172
Total	831	$4,000	$2,700	$3,356	$3,900	$14,787
Intangible assets not
subject to amortization
National media
Trademarks	—	—	6,500	—	300	6,800
Local media
FCC licenses	33,116	—	—	70,215	—	103,331
Total	33,116	—	6,500	70,215	300	110,131
Intangible assets, net	$33,947	$4,000	$9,200	$73,571	$4,200	$124,918

The useful life of the advertiser relationships ranges from three to five years, the customer lists useful lives are two years, and other national media intangible assets useful lives are five years. The useful lives of the retransmission agreements are six years and other local media other intangible assets useful lives are three years.

For all acquisitions, goodwill is attributable primarily to expected synergies and the assembled workforces. Goodwill, with a provisionally assigned value of $76.2 million, is expected to be fully deductible for tax purposes.

Mywedding and Selectable Media are subject to legal and regulatory requirements, including but not limited to those related to taxation, in each of the jurisdictions in the countries in which they operate. The Company has conducted a preliminary assessment of liabilities arising in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisitions for all identified liabilities in accordance with the business combinations guidance. However, the Company is continuing its review of these matters during the measurement period, and if new information about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, or any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

During the second quarter of fiscal 2015, acquisition related costs of $1.3 million were incurred. These costs are included in the selling, general, and administrative line in the Condensed Consolidated Statements of Earnings.

Fiscal 2014
Effective February 28, 2014, Meredith acquired KMOV. The results of KMOV's operations have been included in the consolidated financial statements since that date. During the first quarter of fiscal 2015, the provisional amounts recorded to the network affiliation agreements intangible asset were increased $1.0 million, other intangibles were decreased $0.1 million, and a corresponding decrease of $0.9 million was recorded to goodwill based on an updated valuation report.

Effective June 19, 2014, Meredith acquired KTVK and an interest in the assets of KASW. The results of KTVK's operations have been included in the consolidated financial statements since that date. As part of the Federal Communications Commission's (FCC) approval of the transaction, Meredith is required to sell its interest in the KASW assets. Accordingly, this interest is shown on the Condensed Consolidated Balance Sheet as assets held for sale. During the second quarter of fiscal 2015, the provisional amount recorded to assets held for sale were increased $23.0 million, partially offset by $1.4 million of estimated costs to sell. A corresponding adjustment to the assets of KTVK was recorded as a $23.9 million reduction to the FCC license and $0.8 million reduction of goodwill, partially offset by a $1.7 million increase in retransmission agreements. All adjustments were based on an updated valuation report. The Company is in the process of obtaining third-party valuations of fixed and intangible assets; thus, the provisional measurements of fixed assets, intangible assets, goodwill, and deferred income tax balances are subject to change for KTVK and KASW.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 45 percent are under the last-in first-out (LIFO) method at December 31, 2014, and 49 percent at June 30, 2014.

(In thousands)	December 31, 2014	June 30, 2014
Raw materials	$12,072	$11,993
Work in process	15,971	13,398
Finished goods	2,367	2,814
	30,410	28,205
Reserve for LIFO cost valuation	(4,197)	(4,197)
Inventories	$26,213	$24,008

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2014			June 30, 2014
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$15,529	$(5,097)	$10,432	$8,752	$(6,069)	$2,683
Customer lists	7,570	(5,320)	2,250	16,257	(14,852)	1,405
Other	17,025	(5,938)	11,087	17,105	(5,608)	11,497
Local media
Network affiliation agreements	229,309	(126,149)	103,160	228,314	(122,888)	105,426
Retransmission agreements	21,290	(1,313)	19,977	15,713	(188)	15,525
Other	1,194	(210)	984	1,020	—	1,020
Total	$291,917	$(144,027)	147,890	$287,161	$(149,605)	137,556
Intangible assets not
subject to amortization
National media
Internet domain names			1,827			1,827
Trademarks			155,689			148,889
Local media
FCC licenses			624,684			547,259
Total			782,200			697,975
Intangible assets, net			$930,090			$835,531

Amortization expense was $7.0 million for the six months ended December 31, 2014. Annual amortization expense for intangible assets is expected to be as follows: $13.8 million in fiscal 2015, $16.0 million in fiscal 2016, $14.3 million in fiscal 2017, $12.6 million in fiscal 2018, and $11.7 million in fiscal 2019.

Changes in the carrying amount of goodwill were as follows:

Six months ended December 31,	2014			2013
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period	$789,038	$52,589	$841,627	$788,854	$—	$788,854
Acquisitions	83,269	16,341	99,610	(68)	—	(68)
Balance at end of period	$872,307	$68,930	$941,237	$788,786	$—	$788,786

5. Restructuring Accrual

During the second quarter of fiscal 2015, management committed to several performance improvement plans related to business realignments resulting primarily from recent broadcast station acquisitions, recent digital business acquisitions, and other selected workforce reductions. In connection with these plans, the Company recorded a pre-tax restructuring charge of $6.7 million. The restructuring charge includes severance and related benefit costs of $5.3 million related to the involuntary termination of employees and other write-downs and accruals of $0.2 million, which are recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings. The Company also wrote down video production fixed assets that the Company plans to abandon for $1.2 million, which is recorded in the depreciation and amortization line of the Condensed Consolidated Statements of Earnings. The majority of severance costs will be paid out over the next 12 months. The plans affect approximately 140 employees.

Details of changes in the Company's restructuring accrual are as follows:

Six months ended December 31,	2014	2013
(In thousands)
Balance at beginning of period	$13,545	$8,103
Severance accrual	5,273	—
Other accruals	110	—
Cash payments	(7,123)	(2,272)
Balance at end of period	$11,805	$5,831

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2014	June 30, 2014
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 4/24/2015	$80,000	$70,000
Revolving credit facility of $200 million, due 3/27/2019	85,000	20,000
Term loan of $250 million, due 3/27/2019	243,750	250,000

Private placement notes
7.19% senior notes, due 7/13/2014	—	25,000
2.62% senior notes, due 3/1/2015	50,000	50,000
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	—
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	858,750	715,000
Current portion of long-term debt	(62,500)	(87,500)
Long-term debt	$796,250	$627,500

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At December 31, 2014, $168.6 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at December 31, 2014, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

During the first quarter of fiscal 2015, the Company entered into interest rate swap agreements to hedge variable interest rate risk on the $150 million floating-rate senior notes and on $50 million of the term loan. The expiration of the swaps is as follows: $50 million in August 2018 and $150 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018 and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.17 percent on the swap maturing in August 2018 and 0.23 percent on the swaps maturing in August 2019 at December 31, 2014) on the $200 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive loss to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at December 31, 2014.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At December 31, 2014, the swaps had a fair value of $0.8 million net liability. The

Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. This exposure is managed through diversification and the monitoring of the creditworthiness of the counterparties. The maximum amount of loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements was $1.6 million at December 31, 2014. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at December 31, 2014.

Meredith guaranteed $12.5 million of debt of an unrelated third party in connection with the unrelated third party's purchase of title to the assets of KASW. This debt is expected to be repaid upon the sale of this station in fiscal 2015, at which time the guarantee will be released. The Company believes the likelihood of the guarantee being called is remote.

7. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Six Months
Periods ended December 31,	2014	2013	2014	2013
(In thousands)
Pension benefits
Service cost	$3,043	$2,537	$6,086	$5,075
Interest cost	1,396	1,397	2,792	2,795
Expected return on plan assets	(2,759)	(2,422)	(5,518)	(4,844)
Prior service cost amortization	56	80	112	161
Actuarial loss amortization	169	511	338	1,022
Net periodic benefit costs	$1,905	$2,103	$3,810	$4,209

Postretirement benefits
Service cost	$29	$35	$58	$100
Interest cost	102	116	204	247
Prior service cost amortization	(108)	(105)	(216)	(230)
Actuarial gain amortization	(108)	(101)	(216)	(162)
Curtailment credit	—	—	—	(1,511)
Net periodic benefit	$(85)	$(55)	$(170)	$(1,556)

The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as components of net periodic benefit costs.

The curtailment credit was triggered by a change in the postretirement benefit plan to no longer subsidize retiree medical coverage and life insurance for non-vested future non-union retirees.

8. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Six Months
Periods ended December 31,	2014	2013	2014	2013
(In thousands except per share data)
Net earnings	$39,591	$30,569	$68,956	$54,610
Basic average shares outstanding	44,483	44,696	44,471	44,672
Dilutive effect of stock options and equivalents	785	923	753	827
Diluted average shares outstanding	45,268	45,619	45,224	45,499
Earnings per share
Basic earnings per share	$0.89	$0.68	$1.55	$1.22
Diluted earnings per share	0.87	0.67	1.52	1.20

For the three months ended December 31, 2014 and 2013, antidilutive options excluded from the above calculations totaled 1.0 million (with a weighted average exercise price of $50.29) and 0.8 million (with a weighted average exercise price of $51.78), respectively. For the six months ended December 31, 2014 and 2013, antidilutive options excluded from the above calculations totaled 1.4 million (with a weighted average exercise price of $50.16) and 1.7 million (with a weighted average exercise price of $50.76), respectively.

In the six months ended December 31, 2014 and 2013, options were exercised to purchase 0.8 million and 1.2 million common shares, respectively.

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

The fair value hierarchy consists of three broad levels of inputs that may be used to measure fair value, which are described below:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments:

	December 31, 2014		June 30, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$16,360	$15,878	$8,838	$8,408
Long-term debt	858,750	860,856	715,000	717,032

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In thousands)	December 31, 2014	June 30, 2014
Other assets
Interest rate swaps	$1,567	$—
Accrued expenses and other liabilities
Contingent consideration	—	50
Interest rate swaps	2,390	—
Other noncurrent liabilities
Contingent consideration	33,735	1,650

The fair value of interest rate swaps is determined based on discounted cash flows derived using market observable inputs including swap curves that are included in Level 2. The fair value of the contingent consideration is based on significant inputs not observable in the market and thus represents Level 3 measurements.

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods ended December 31,	2014	2013	2014	2013
(In thousands)
Revenues
National media	$242,381	$249,694	$488,707	$516,593
Local media	156,524	104,354	281,382	193,907
Total revenues	$398,905	$354,048	$770,089	$710,500

Segment profit
National media	$26,107	$28,070	$55,002	$56,146
Local media	54,986	35,225	91,298	60,901
Unallocated corporate	(12,231)	(11,394)	(24,586)	(22,338)
Income from operations	68,862	51,901	121,714	94,709
Interest expense, net	(4,785)	(2,555)	(9,027)	(5,268)
Earnings before income taxes	$64,077	$49,346	$112,687	$89,441

Depreciation and amortization
National media	$3,487	$4,783	$7,112	$9,733
Local media	10,395	6,399	19,110	12,832
Unallocated corporate	426	408	855	820
Total depreciation and amortization	$14,308	$11,590	$27,077	$23,385

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments: local media and national media. The local media segment includes 17 owned or operated television stations reaching 11 percent of U.S. households. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, and Portland—and 13 in Top 50 markets. Meredith’s stations produce approximately 650 hours of local news and entertainment content each week, and operate leading local digital destinations.

Our national media segment reaches a multi-channel audience of more than 230 million consumers monthly, including 100 million unduplicated women and 60 percent of American millennial women. Meredith is the leader in creating content across media platforms in key consumer interest areas such as food, home, parenthood, and health through well-known brands such as Better Homes and Gardens, Parents, and Allrecipes. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. Meredith Xcelerated Marketing is a leader at developing and delivering custom content and customer relationship marketing programs for many of the world’s top brands.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 63 percent of the Company's $770.1 million in revenues in the first six months of fiscal 2015 while the local media segment contributed 37 percent.

LOCAL MEDIA

Local media derives the majority of its revenues—77 percent in the first six months of fiscal 2015—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

NATIONAL MEDIA

Advertising revenues made up 50 percent of national media's first six months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites and apps to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 25 percent of national media's first six months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. The remaining 25 percent of national media's revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

FIRST SIX MONTHS FISCAL 2015 FINANCIAL OVERVIEW

•
Meredith completed several strategic acquisitions during the second quarter of fiscal 2015 including the October 2014 acquisition of WGGB, the ABC affiliate in Springfield, Massachusetts; the November 2014 acquisitions of the Martha Stewart Living media properties and related digital assets and of Mywedding.com; and the December 2014 acquisitions of WALA, the Fox affiliate in Mobile, Alabama-Pensacola, Florida and of Selectable Media.

•	In October 2014, the Company entered into a $100 million note purchase agreement. Proceeds were used primarily to fund the WALA acquisition.

•
Management committed to several performance improvement plans related primarily to business realignments from recent broadcast station acquisitions, business realignments from recent digital business acquisitions, and other selected workforce reductions. In connection with these plans, the Company recorded a pre-tax restructuring charge of $6.7 million. The restructuring charge includes severance and related benefit costs of $5.3 million related to the involuntary termination of employees, the write-down of video production fixed assets that the Company plans to abandon of $1.2 million, and other write-downs and accruals of $0.2 million.

•
Local media revenues increased 45 percent and operating profit rose 50 percent compared to the prior-year period reflecting the acquisition of two television stations in the second half of fiscal 2014, the acquisition of two television stations in the second quarter of fiscal 2015, and increased cyclical political advertising.

•
National media revenues declined 5 percent as compared to the prior-year period as declines in the revenues of our magazine operations of $44.5 million more than offset increased revenues in our interactive media operations of $15.4 million. Forty-five percent of the decline in revenues of our magazine operations was due to the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication. National media operating profit decreased 2 percent as declines in the operating profit of our magazine operations of $9.4 million and the national media portion of the restructuring charge discussed above of $3.6 million more than offset increased operating profits in our interactive media operations of $9.4 million, our integrated marketing operations of $1.9 million, and our licensing operations of $1.0 million.

•	Diluted earnings per share increased 27 percent to $1.52 from $1.20 in the prior-year first six months.

RESULTS OF OPERATIONS

Three months ended December 31,	2014	2013	Change
(In thousands except per share data)
Total revenues	$398,905	$354,048	13%
Operating expenses	(330,043)	(302,147)	9%
Income from operations	$68,862	$51,901	33%
Net earnings	$39,591	$30,569	30%
Diluted earnings per share	0.87	0.67	30%

Six months ended December 31,	2014	2013	Change
(In thousands except per share data)
Total revenues	$770,089	$710,500	8%
Operating expenses	(648,375)	(615,791)	5%
Income from operations	$121,714	$94,709	29%
Net earnings	$68,956	$54,610	26%
Diluted earnings per share	1.52	1.20	27%

The following sections provide an analysis of the results of operations for the local media and national media segments and an analysis of the consolidated results of operations for the three and six months ended December 31, 2014, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2014.

ACQUISITIONS

During the second quarter of fiscal 2015, Meredith completed several strategic acquisitions including the October 2014 acquisition of WGGB and the December 2014 acquisition of WALA in our local media segment, and the November 2014 acquisitions of the Martha Stewart Living media properties and related digital assets and of Mywedding.com, and the December 2014 acquisition of Selectable Media in our national media segment. In the second half of fiscal 2014, Meredith completed the acquisitions of KMOV, the CBS affiliate in St. Louis, Missouri, and KTVK, an independent station in Phoenix, Arizona. The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the condensed consolidated financial statements for further information.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended December 31,	2014	2013	Change
(In thousands)
Non-political advertising	$95,326	$78,270	22%
Political advertising	29,322	718	3,984%
Other	31,876	25,366	26%
Total revenues	156,524	104,354	50%
Operating expenses	(101,538)	(69,129)	47%
Operating profit	$54,986	$35,225	56%
Operating profit margin	35.1%	33.8%

Six months ended December 31,	2014	2013	Change
(In thousands)
Non-political advertising	$175,162	$142,622	23%
Political advertising	42,285	1,229	3,341%
Other	63,935	50,056	28%
Total revenues	281,382	193,907	45%
Operating expenses	(190,084)	(133,006)	43%
Operating profit	$91,298	$60,901	50%
Operating profit margin	32.4%	31.4%

Revenues
Local media revenues increased 50 percent in the second quarter and 45 percent in the first six months of fiscal 2015 primarily reflecting revenues from acquisitions and higher political advertising related to the November 2014 elections. Political advertising revenues totaled $29.3 million in the second quarter and $42.3 million in the first six months of the current fiscal year compared with $0.7 million in the prior-year second quarter and $1.2 million in the prior-year six-month period. Political revenues from acquisitions accounted for almost 25 percent of the increase in political advertising revenues in both periods. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues increased 22 percent in the second quarter due primarily to the addition of $21.1 million of non-political revenue from acquisitions and 23 percent in the first six months of fiscal 2015 due primarily to the addition of $38.3 million of non-political revenue from acquisitions. Local non-political advertising revenues grew 20 percent in the second quarter and 22 percent for the first six months of fiscal 2015. National non-political advertising increased 22 percent as compared to the prior-year second quarter and 21 percent for the first half of fiscal 2015. Online advertising for the second quarter and first six months of fiscal 2015 increased 54 percent and 49 percent as compared to the prior-year periods, respectively, primarily due to the addition of the acquisitions.

Other revenues increased 26 percent in the second quarter primarily due to the addition of $5.6 million from acquisitions and increased retransmission fees of $2.3 million. They grew 28 percent in the six-month period primarily due to the addition of $10.2 million from acquisitions and increased retransmission fees of $5.4 million.

Operating Expenses
Local media operating expenses increased 47 percent in the second quarter of fiscal 2015. Approximately 60 percent of the increase was due to the addition of acquisition operating expenses. In addition, programming fees paid to the networks increased $4.4 million and legal services expense increased $2.7 million, while the Company incurred severance and related benefit accruals of $1.7 million and video production fixed assets write-downs of

$1.2 million related to recent performance improvement plans. Local media operating expenses increased 43 percent in the first six months of fiscal 2015. Approximately 65 percent of the increase was due to the addition of acquisition operating expenses. In addition, programming fees paid to the networks increased $8.7 million and legal services expense increased $2.4 million, while the Company incurred severance and related benefit accruals of $1.7 million and write-downs on video production fixed assets of $1.2 million related to recent performance improvement plans.

Operating Profit
Local media operating profit increased 56 percent in the second quarter of fiscal 2015 and 50 percent in the first six months compared with the prior-year periods reflecting the increase in political advertising revenues as well as the addition of the acquisitions.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended December 31,	2014	2013	Change
(In thousands)
Advertising	$116,774	$114,543	2%
Circulation	59,468	67,733	(12)%
Other	66,139	67,418	(2)%
Total revenues	242,381	249,694	(3)%
Operating expenses	(216,274)	(221,624)	(2)%
Operating profit	$26,107	$28,070	(7)%
Operating profit margin	10.8%	11.2%

Six months ended December 31,	2014	2013	Change
(In thousands)
Advertising	$242,006	$248,227	(3)%
Circulation	125,353	143,467	(13)%
Other	121,348	124,899	(3)%
Total revenues	488,707	516,593	(5)%
Operating expenses	(433,705)	(460,447)	(6)%
Operating profit	$55,002	$56,146	(2)%
Operating profit margin	11.3%	10.9%

Revenues
National media advertising revenues increased 2 percent in the second quarter whereas they decreased 3 percent for the first six months of fiscal 2015. Magazine advertising revenues declined 11 percent in the second quarter and 10 percent in the first six months of fiscal 2015. More than 45 percent of the decline in magazine advertising revenues was due to the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication. Total advertising pages declined in the mid to high-teens on a percentage basis. Excluding Ladies' Home Journal, they decreased in the low-teens, with most of our titles showing declines. Among our core advertising categories, prescription drugs showed strength while most other categories were weaker. Online advertising revenues in our digital and mobile media operations increased 44 percent in the second quarter and 33 percent in the first six months of fiscal 2015 primarily due to acquisitions and strong performance at Allrecipes.com.

Magazine circulation revenues decreased 12 percent in the second quarter and 13 percent in the first six months of fiscal 2015. While subscription revenues decreased in the low-teens on a percentage basis, newsstand revenues declined more than 10 percent in the second quarter and more than 20 percent in the first six months of fiscal 2015. The decrease in subscription revenues was primarily due to the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication. The decline in newsstand revenues was primarily due to overall weaker demand and a wholesaler disruption in the newsstand channel.

Other revenues decreased 2 percent in the second quarter primarily due to declines in list rental revenues in our magazine operations. Other revenues decreased 3 percent in the first six months of fiscal 2015 primarily due to declines in marketing and print services revenues and list rental revenues in our magazine operations.

Operating Expenses
National media operating expenses decreased 2 percent in the second quarter and 6 percent in the first six months of fiscal 2015.

For the second quarter, the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication reduced operating expenses by $10.2 million. Circulation expenses decreased $3.9 million. Paper costs declined $2.1 million primarily due to the decrease in printing volumes. In addition to the decrease in the volume of paper used, paper expense also decreased due to a mid-single digit decline in average paper prices as compared to the prior-year period. Editorial costs declined $1.4 million. These decreases were partially offset by the addition of expenses from acquisitions of $10.1 million and a restructuring severance and related benefits accrual of $3.6 million related to a business realignment in our digital business and other selected workforce reductions.

For the first six months of fiscal 2015, the conversion of Ladies' Home Journal reduced operating expenses by $21.7 million. Paper costs declined $5.2 million primarily due to the decrease in printing volumes. In addition to the decrease in the volume of paper used, paper expense also decreased due to a mid-single digit decline in average paper prices as compared to the prior-year period. Circulation expenses declined $5.1 million. Editorial costs decreased $1.9 million. Payroll and related costs declined $2.2 million. These declines were partially offset by expenses from acquisitions of $10.1 million and a restructuring severance and related benefits accrual of $3.6 million related to a business realignment in our digital business and other selected workforce reductions.

Operating Profit
National media operating profit decreased 7 percent in the second quarter as the $3.6 million restructuring accrual and a decline of magazine operating profit of $3.3 million more than offset increase interactive media operating profit of $4.8 million. National media operating profit declined 2 percent in the first six months of fiscal 2015 as a decline of magazine operating profit of $9.4 million and the $3.6 million restructuring accrual more than offset operating profit improvements in interactive media of $9.4 million, Meredith Xcelerated Marketing of $1.9 million, and brand licensing of $1.0 million.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2014	2013	Change
(In thousands)
Three months ended December 31,	$12,231	$11,394	7%
Six months ended December 31,	24,586	22,338	10%

Unallocated corporate expenses increased 7 percent in the second quarter and 10 percent in the first six months of fiscal 2015 compared with the prior-year periods. The second quarter increase was primarily due to an increase in performance-based incentive accruals. The increase in the first six months of fiscal 2015 was primarily due to an increase in charitable contributions.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended December 31,	2014	2013	Change
(In thousands)
Production, distribution, and editorial	$140,283	$132,216	6%
Selling, general, and administrative	175,452	158,341	11%
Depreciation and amortization	14,308	11,590	23%
Operating expenses	$330,043	$302,147	9%

Six months ended December 31,	2014	2013	Change
(In thousands)
Production, distribution, and editorial	$282,170	$272,993	3%
Selling, general, and administrative	339,128	319,413	6%
Depreciation and amortization	27,077	23,385	16%
Operating expenses	$648,375	$615,791	5%

Fiscal 2015 production, distribution, and editorial costs increased 6 percent in the second quarter and 3 percent in the first six months as compared to the prior-year periods. For the second quarter, the addition of local media acquisition expenses of $10.5 million and increases in programming fees paid to the networks of $4.4 million were partially offset by a reduction in Ladies Home Journal expenses of $5.0 million and declines in paper expense of $2.1 million. For the first six months of fiscal 2015, the addition of local media acquisition expenses of $20.5 million and increases in programming fees paid to the networks of $8.7 million were partially offset by a reduction in Ladies Home Journal expenses of $10.2 million and declines in paper expense of $5.2 million. In addition, customer relationship marketing expenses declined $5.5 million in the six-month period primarily due to a change in product mix.

Selling, general, and administrative expenses increased 11 percent in the second quarter and 6 percent in the first six months of fiscal 2015. For the second quarter, the addition of acquisition expenses of $15.9 million, severance and related benefit accruals of $5.3 million, increases in performance-based incentive accruals of $1.9 million, increases in consulting costs of $1.2 million, and increases in transaction costs of $1.2 million more than offset a reduction in Ladies Home Journal expenses of $5.2 million and a decline in circulation expenses of $3.9 million. For the first six months of fiscal 2015, the addition of acquisition expenses of $22.6 million, severance and related benefit accruals of $5.3 million, charitable contributions of $1.5 million, and increases in transaction costs of $1.2 million more than offset a reduction in Ladies Home Journal expenses of $11.6 million, a decline in circulation expenses of $5.1 million, and lower payroll and related costs of $1.9 million. Customer relationship marketing expenses increased $4.6 million in the six-month period primarily due to a change in product mix.

Depreciation and amortization expense increased 23 percent in the second quarter and 16 percent in the first six months of fiscal 2015. Due to restructuring plans committed to by management during the second quarter of fiscal 2015, video production fixed assets were deemed to be impaired and were written down by $1.2 million. Excluding these impairments, depreciation and amortization expense increased primarily due to local media acquisitions.

Income from Operations
Income from operations increased 33 percent in the second quarter and 29 percent in the first six months of fiscal 2015. The increase in income from operations in the second quarter was primarily due to the addition of local media acquisitions operating profit of $13.0 million, higher operating profits in our local media segment of $9.8 million, and improved operating results in our national media interactive media operations of $4.8 million partially offset by restructuring charges of $6.7 million and declines in the operating profit of our magazine operations of $3.3 million. For the first six months of fiscal 2015, the addition of local media acquisitions operating profit of $19.2 million, higher operating profits in our local media segment of $14.3 million, and improved operating results in our national media interactive media operations of $9.4 million were partially offset by restructuring charges of $6.7 million and declines in the operating profit of our magazine operations of $9.4 million.

Net Interest Expense
Net interest expense increased to $4.8 million in the fiscal 2015 second quarter compared with $2.6 million in the prior-year second quarter. For the six months ended December 31, 2014, net interest expense was $9.0 million versus $5.3 million in the first six months of fiscal 2014. Average long-term debt outstanding was $771.1 million in the second quarter of fiscal 2015 and $747.1 million for the six-month period compared with $357.5 million in the prior-year second quarter and $356.3 million in the prior-year six-month period. The Company's approximate weighted average interest rate was 2.4 percent in the first six months of fiscal 2015 and 3.0 percent in the first six months of fiscal 2014.

Income Taxes
Our effective tax rate was 38.2 percent in the second quarter and 38.8 percent in the first six months of fiscal 2015 as compared to 38.1 percent in the second quarter and 38.9 percent in the first six months of fiscal 2014.

Net Earnings and Earnings per Share
Net earnings were $39.6 million ($0.87 per diluted share) in the quarter ended December 31, 2014, up 30 percent from $30.6 million ($0.67 per diluted share) in the prior-year second quarter. For the six months ended December 31, 2014, net earnings were $69.0 million ($1.52 per diluted share), an increase of 26 percent from prior-year six months earnings of $54.6 million ($1.20 per diluted share). The increases in net earnings were primarily due to the growth in income from operations as discussed above reduced by increased interest expense. Both average basic and diluted shares outstanding decreased slightly in the current year periods.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended December 31,	2014	2013	Change
(In thousands)
Net earnings	$68,956	$54,610	26%
Cash flows provided by operating activities	$74,369	$60,687	23%
Cash flows used in investing activities	(195,799)	(12,151)	1,511%
Cash flows provided by (used in) financing activities	102,966	(50,327)	n/m
Net decrease in cash and cash equivalents	$(18,464)	$(1,791)	931%
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2014, we had up to $115.0 million of additional available borrowings under our revolving credit facility, and up to $20.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $18.5 million in the first six months of fiscal 2015; they decreased $1.8 million in the first six months of fiscal 2014.

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

Cash provided by operating activities totaled $74.4 million in the first six months of fiscal 2015 compared with $60.7 million in the first six months of fiscal 2014. The change is primarily due to increased net earnings.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities increased to $195.8 million in the first six months of fiscal 2015 from $12.2 million in the prior-year period. The increase primarily reflects cash used for the acquisitions during the second quarter of fiscal 2015.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash provided by financing activities totaled $103.0 million in the six months ended December 31, 2014, compared with net cash used in financing activities of $50.3 million for the six months ended December 31, 2013. The change in cash used for financing activities is primarily due to a net $143.8 million of debt being issued in the current year to fund current year acquisitions as compared to a net $10.0 million of debt being paid down in the prior year.

Long-term Debt
At December 31, 2014, long-term debt outstanding totaled $858.8 million. The balance consisted of $243.8 million under a term loan, $200.0 million in fixed-rate unsecured senior notes, $250.0 million in floating-rate unsecured senior notes, $80.0 million under an asset-backed bank facility, and $85.0 million outstanding under a revolving credit facility.

During the first quarter of fiscal 2015, the Company entered into interest rate swap agreements to hedge variable interest rate risk on the $150.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50 million in August 2018 and $150 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018 and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.17 percent on the swap maturing in August 2018 and 0.23 percent on the swap maturing in August 2019 at December 31, 2014) on the $200 million notional amount of indebtedness.

The revolving credit facility has a capacity of up to $200 million. Both the revolving credit facility and the term loan have a five-year term which will expire in March 2019. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At December 31, 2014, $243.8 million was outstanding under the term loan and $85.0 million was outstanding under the revolver. Of the term loan, $12.5 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

Of the fixed-rate unsecured senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 2.94 percent at December 31, 2014. The floating-rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150 million of the floating-rate unsecured senior notes was 3.26 percent at December 31, 2014, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100 million of the floating-rate unsecured senior notes was 1.75 percent at December 31, 2014. None of the floating-rate senior notes are due in the next 12 months. The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. As of December 31, 2014, the asset-backed bank facility had a capacity of up to $100 million (depending on levels of accounts receivable). This facility will expire in April 2015.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at December 31, 2014.

Contractual Obligations
The following table summarizes our principal contractual obligations as of December 31, 2014, that have materially changed from those disclosed in our Form 10‑K for the year ended June 30, 2014:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$858.8	$62.5	$143.8	$402.5	$250.0
Debt interest [1]	65.1	14.2	21.8	13.1	16.0
Broadcast rights and network programming [2]	246.0	70.1	137.1	36.8	2.0
Contingent consideration [3]	39.0	—	3.7	35.3	—

1
Debt interest represents semi-annual interest payments due on fixed-rate senior notes outstanding at December 31, 2014, and estimated interest payments on variable-rate term loan and variable-rate private placement senior notes outstanding at December 31, 2014. Interest payments on variable-rate debt is estimated using the effective interest rate as of December 31, 2014.

2
Commitments for broadcasting rights and network programming consist of future rights to broadcast television programming and future programming costs pursuant to network affiliate agreements. Broadcast rights include $19.5 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Condensed Consolidated Balance Sheet at December 31, 2014.

3
These amounts include contingent acquisition payments. While it is not certain if and /or when these payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $36.2 million in the first six months of fiscal 2015 to repurchase 728,000 shares of common stock at then-current market prices. We spent $58.2 million to repurchase

1,203,000 shares in the first six months of fiscal 2014. We expect to continue repurchasing shares from time to time subject to market conditions. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Of the 728,000 shares of common stock purchased during the first six months of the current fiscal year, 515,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of December 31, 2014, $98.1 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended December 31, 2014.

Dividends
Dividends paid in the first six months of fiscal 2015 totaled $38.8 million, or $0.8650 per share, compared with dividend payments of $36.6 million, or $0.8150 per share, in the first six months of fiscal 2014.

Capital Expenditures
Investment in property, plant, and equipment totaled $11.9 million in the first six months of fiscal 2015 compared with prior-year first six months investment of $11.3 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2014. As of December 31, 2014, the Company's critical accounting policies had not changed from June 30, 2014.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At December 31, 2014, goodwill and intangible assets totaled $1.9 billion with $1.1 billion in the national media group and $0.8 billion in the local media group.
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

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first six months of fiscal 2015 or will be effective for fiscal 2016.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At December 31, 2014, Meredith had $200.0 million outstanding in fixed-rate long-term debt. In addition, Meredith has effectively converted the $150.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $202.9 million from $202.1 million at December 31, 2014.

At December 31, 2014, $658.8 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $1.1 million.

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

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2014.

Period	(a) Total number of shares purchased [1,2,3]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
October 1 to October 31, 2014	40,671	$50.59	8,649	$99,667
November 1 to November 30, 2014	222,960	53.05	18,732	98,685
December 1 to December 31, 2014	98,818	53.44	10,198	98,143
Total	362,449		37,579

1	Total number of shares purchased includes the purchase of 600 shares and 36 shares of Class B common stock in November 2014 and December 2014, respectively.
2
The number of shares purchased includes 7,981 shares in October 2014, 13,881 shares in November 2014, and 9,420 shares in December 2014 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

3
The number of shares purchased includes 32,022 shares in October 2014, 204,228 shares in November 2014, and 88,620 shares in December 2014 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

In October 2011, Meredith announced the Board of Directors had authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions. This authorization was completed in October 2014. In May 2014, the Board authorized an additional $100.0 million in shares for repurchase.

For more information on the Company's share repurchase program, see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share Repurchase Program."

Item 6.	Exhibits

	4.1	Note Purchase Agreement dated as of October 31, 2014, among Meredith Corporation, as issuer and seller, and named purchasers.

	10.1	Meredith Corporation 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 18, 2014.

	10.2	Form of the Nonqualified Stock Option Award Agreement for Employees is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 18, 2014.

10.3
Form of the Nonqualified Stock Option Award Agreement for Non-Employee Directors is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 18, 2014.

	10.4	Form of the Restricted Stock Award Agreement for Employees is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 18, 2014.

	10.5	Form of the Restricted Stock Award Agreement for Non-Employee Directors is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 18, 2014.

	10.6	Form of the Restricted Stock Unit Award Agreement - Performance Based is incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed November 18, 2014.

	10.7	Form of the Restricted Stock Unit Award Agreement - Time Vested is incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 18, 2014.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 28, 2015

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

4.1	Note Purchase Agreement dated as of October 31, 2014, among Meredith Corporation, as issuer and seller, and named purchasers.

10.1	Meredith Corporation 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 18, 2014.

10.2	Form of the Nonqualified Stock Option Award Agreement for Employees is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 18, 2014.

10.3
Form of the Nonqualified Stock Option Award Agreement for Non-Employee Directors is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 18, 2014.

10.4	Form of the Restricted Stock Award Agreement for Employees is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 18, 2014.

10.5	Form of the Restricted Stock Award Agreement for Non-Employee Directors is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 18, 2014.

10.6	Form of the Restricted Stock Unit Award Agreement - Performance Based is incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed November 18, 2014.

10.7	Form of the Restricted Stock Unit Award Agreement - Time Vested is incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 18, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1