Form 10-Q
period 2015-03-31
MEREDITH CORP
filed 2015-04-27
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2015
Common shares	37,563,004
Class B shares	7,024,768
Total common and Class B shares	44,587,772

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2015	June 30, 2014
(In thousands)
Current assets
Cash and cash equivalents	$19,658	$36,587
Accounts receivable, net	269,527	257,644
Inventories	29,506	24,008
Current portion of subscription acquisition costs	115,617	96,893
Current portion of broadcast rights	8,455	4,551
Assets held for sale	—	56,010
Other current assets	27,564	17,429
Total current assets	470,327	493,122
Property, plant, and equipment	531,176	501,106
Less accumulated depreciation	(320,910)	(296,168)
Net property, plant, and equipment	210,266	204,938
Subscription acquisition costs	96,877	101,533
Broadcast rights	2,241	3,114
Other assets	69,379	86,935
Intangible assets, net	941,742	813,297
Goodwill	1,037,891	840,861
Total assets	$2,828,723	$2,543,800

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$62,500	$87,500
Current portion of long-term broadcast rights payable	8,942	4,511
Accounts payable	83,661	81,402
Accrued expenses and other liabilities	139,503	136,047
Current portion of unearned subscription revenues	212,097	173,643
Total current liabilities	506,703	483,103
Long-term debt	763,125	627,500
Long-term broadcast rights payable	3,640	4,327
Unearned subscription revenues	155,170	151,533
Deferred income taxes	297,762	277,477
Other noncurrent liabilities	172,586	108,208
Total liabilities	1,898,986	1,652,148
Shareholders' equity
Series preferred stock	—	—
Common stock	37,563	36,776
Class B stock	7,025	7,700
Additional paid-in capital	47,161	41,884
Retained earnings	848,872	814,050
Accumulated other comprehensive loss	(10,884)	(8,758)
Total shareholders' equity	929,737	891,652
Total liabilities and shareholders' equity	$2,828,723	$2,543,800

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2015	2014	2015	2014
(In thousands except per share data)
Revenues
Advertising	$206,010	$182,175	$665,463	$574,253
Circulation	96,037	96,078	221,390	239,545
All other	96,132	89,161	281,415	264,116
Total revenues	398,179	367,414	1,168,268	1,077,914
Operating expenses
Production, distribution, and editorial	154,448	144,766	436,618	417,759
Selling, general, and administrative	182,015	168,386	521,143	487,799
Depreciation and amortization	14,610	23,033	41,687	46,418
Total operating expenses	351,073	336,185	999,448	951,976
Income from operations	47,106	31,229	168,820	125,938
Interest expense, net	(5,179)	(3,408)	(14,206)	(8,676)
Earnings before income taxes	41,927	27,821	154,614	117,262
Income taxes	(16,671)	(9,335)	(60,402)	(44,166)
Net earnings	$25,256	$18,486	$94,212	$73,096

Basic earnings per share	$0.57	$0.41	$2.12	$1.64
Basic average shares outstanding	44,549	44,649	44,497	44,665

Diluted earnings per share	$0.56	$0.41	$2.08	$1.61
Diluted average shares outstanding	45,387	45,376	45,289	45,462

Dividends paid per share	$0.4575	$0.4325	$1.3225	$1.2475

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2015	2014	2015	2014
(In thousands)
Net earnings	$25,256	$18,486	$94,212	$73,096
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	42	269	126	927
Unrealized loss on interest rate swaps	(1,753)	—	(2,252)	—
Other comprehensive income (loss), net of income taxes	(1,711)	269	(2,126)	927
Comprehensive income	$23,545	$18,755	$92,086	$74,023

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2014	$36,776	$7,700	$41,884	$814,050	$(8,758)	$891,652
Net earnings	—	—	—	94,212	—	94,212
Other comprehensive loss, net of income taxes	—	—	—	—	(2,126)	(2,126)
Share-based incentive plan transactions	946	—	34,526	—	—	35,472
Purchases of Company stock	(833)	(1)	(41,123)	—	—	(41,957)
Share-based compensation	—	—	10,907	—	—	10,907
Conversion of Class B to common stock	674	(674)	—	—	—	—
Dividends paid
Common stock	—	—	—	(49,871)	—	(49,871)
Class B stock	—	—	—	(9,519)	—	(9,519)
Tax benefit from share-based awards	—	—	967	—	—	967
Balance at March 31, 2015	$37,563	$7,025	$47,161	$848,872	$(10,884)	$929,737

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended March 31,	2015	2014
(In thousands)
Cash flows from operating activities
Net earnings	$94,212	$73,096
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	28,593	25,322
Amortization	11,835	9,894
Share-based compensation	10,907	10,402
Deferred income taxes	24,185	7,862
Amortization of broadcast rights	12,396	6,118
Payments for broadcast rights	(11,761)	(7,692)
Provision for write-down of impaired assets	3,142	11,447
Fair value adjustment to contingent consideration	(600)	(3,400)
Excess tax benefits from share-based payments	(6,790)	(4,092)
Changes in assets and liabilities	(42,824)	(37,600)
Net cash provided by operating activities	123,295	91,357
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(254,965)	(188,654)
Additions to property, plant, and equipment	(19,997)	(16,483)
Proceeds from disposition of assets	83,434	—
Net cash used in investing activities	(191,528)	(205,137)
Cash flows from financing activities
Proceeds from issuance of long-term debt	420,000	386,000
Repayments of long-term debt	(309,375)	(211,000)
Dividends paid	(59,390)	(56,034)
Purchases of Company stock	(41,957)	(67,820)
Proceeds from common stock issued	35,472	54,903
Excess tax benefits from share-based payments	6,790	4,092
Other	(236)	(1,914)
Net cash provided by financing activities	51,304	108,227
Net decrease in cash and cash equivalents	(16,929)	(5,553)
Cash and cash equivalents at beginning of period	36,587	27,674
Cash and cash equivalents at end of period	$19,658	$22,121

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

The condensed consolidated financial statements as of March 31, 2015, and for the three and nine months ended March 31, 2015 and 2014, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2014, were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Retrospective Adjustments—During fiscal 2015, we updated the purchase accounting for an acquisition that occurred in fiscal 2014. We retrospectively adjusted the provisional amounts recognized at the acquisition date to reflect fair values and, as required by the accounting guidance for business combinations, made adjustments to the June 30, 2014, Consolidated Balance Sheet. (See Note 2.)

Derivative Financial Instruments—Meredith does not engage in derivative or hedging activities, except to hedge interest rate risk on debt as described in Note 6. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In fiscal 2015, we entered into interest rate swap agreements with counterparties that are major financial institutions. These agreements effectively fix the variable rate cash flow on $300.0 million of a combination of our variable-rate private placement senior notes and bank term loan. We designated and accounted for the interest rate swaps as cash flow hedges in accordance with Accounting Standards Codification 815, Derivatives and Hedging. The effective portion of the change in the fair value of interest rate swaps is reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) is subsequently reclassified into net earnings on the same line in the Condensed Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affects net earnings. The ineffective portion of a change in fair value of the interest rate swaps would be reported in interest expense. During the first nine months of fiscal 2015, the interest rate swap agreements were considered effective hedges and there were no material gains or losses recognized in earnings for hedge ineffectiveness.

Adopted Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The guidance was effective for the Company in the first quarter of fiscal 2015. The adoption of this guidance did not have an impact on our results of operations or cash flows and we have updated our presentation of unrecognized tax benefits net of our deferred tax assets where applicable on our Condensed Consolidated Balance Sheets.

Recently Issued Accounting Standards—In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The new standard requires that debt issuance costs are recorded as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for the Company in the first quarter of fiscal 2017 with early adoption permitted. The guidance is to be retrospectively applied to all prior periods. Adoption of the new guidance is not expected to have a material impact on the condensed consolidated financial statements.

2. Acquisitions

Fiscal 2015
On October 31, 2014, Meredith acquired WGGB, the ABC affiliate in Springfield, Massachusetts. The results of WGGB's operations have been included in the condensed consolidated financial statements since that date. The acquisition-date fair value of the consideration totaled $53.3 million, which consisted of $50.0 million of cash and $3.3 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on certain future regulatory actions. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 9. As of March 31, 2015, the Company estimates the future payments will range from zero to $4.0 million.

Effective November 1, 2014, Meredith completed its acquisition of Martha Stewart Living magazine and its related digital assets (collectively Martha Stewart Living Media Properties). In addition, Meredith entered into a 10‑year licensing arrangement with Martha Stewart Living Omnimedia (MSLO) for the licensing of the Martha Stewart Living trade name. The acquired business operations include sales and marketing, circulation, production, and other non-editorial functions. Meredith will source editorial content from MSLO. The results of the Martha Stewart Living Media Properties have been included in the condensed consolidated financial statements since the effective date. There was no cash consideration exchanged in this transaction.

On November 13, 2014, Meredith acquired 100 percent of the membership interests in MyWedding, LLC (Mywedding). Mywedding operates mywedding.com, one of the top wedding websites in the U.S., providing couples with a complete wedding planning product suite. The results of Mywedding have been included in the condensed consolidated financial statements since that date. The acquisition-date fair value of the consideration was $42.6 million, which consisted of $20.0 million of cash and $22.6 million of contingent consideration. The contingent consideration arrangement requires the Company to pay a contingent payment based on certain financial targets achieved during fiscal 2018 primarily based on earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 9. As of March 31, 2015, the Company estimates the future payments will range from $11.1 million to $40.0 million. During the third quarter of fiscal 2015, the provisional amounts recorded to the advertiser relationships were decreased $0.6 million, trademark intangible assets were decreased $1.3 million, cash consideration increased $0.1 million due to a working capital adjustment, and a corresponding increase of $2.0 million was recorded to goodwill based on an updated valuation report and other fair value determinations.

On December 19, 2014, Meredith acquired WALA, the FOX affiliate in Mobile, Alabama-Pensacola, Florida. The results of WALA's operations have been included in the condensed consolidated financial statements since that date. The cash purchase price, including the purchase of working capital, was $89.9 million.

On December 30, 2014, Meredith acquired 100 percent of the outstanding stock of Selectable Media, Inc. (Selectable Media), a leading native and engagement-based digital advertising company. The results of Selectable Media have been included in the condensed consolidated financial statements since that date. The acquisition-date fair value of the consideration totaled $30.2 million, which consisted of $23.0 million of cash and $7.2 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on certain financial targets over the next three fiscal years primarily based on revenue, as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 9. As of March 31, 2015, the Company estimates the future payments will range from $7.3 million to $8.0 million.

Effective February 1, 2015, Meredith completed its acquisition of Shape, Natural Health, and Fit Pregnancy magazines and their related digital assets (collectively Shape). Shape is the women's active lifestyle category leader with content focusing on exercise, beauty, nutrition, health, fashion, wellness, and other lifestyle topics to help women lead a healthier, active lifestyle. The results of Shape's digital operations and certain expenses related to the print operations have been included in the condensed consolidated financial statements since the effective date. The print operations will publish its first issue in the fourth quarter of fiscal 2015. The acquisition-date fair value of the consideration totaled $87.4 million, which consisted of $60.0 million of cash and $27.4 million of contingent consideration. The contingent consideration arrangement requires the Company to pay a contingent payment based on the achievement of certain financial targets over the next three fiscal years primarily based on operating profit, as defined in the acquisition agreement. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in Note 9. As of March 31, 2015, the Company estimates the future payments will range from $26.0 million to $36.8 million.

As of the date of each acquisition, Meredith allocated the purchase price to the assets acquired and liabilities assumed based on their respective preliminary fair values. The Company is in the process of obtaining third-party valuations of fixed and intangible assets; therefore, the provisional measurements of fixed assets, intangible assets, goodwill, and deferred income tax balances are subject to change.

The following table summarizes the total estimated fair values of the assets acquired and liabilities assumed by segment during the nine months ended March 31, 2015:

(In thousands)	Local Media Acquisitions	National Media Acquisitions	Total
Accounts receivable	$4,375	$4,060	$8,435
Current portion of broadcast rights	1,582	—	1,582
Other current assets	1,437	1,070	2,507
Property, plant, and equipment	13,695	140	13,835
Other noncurrent assets	1,907	3,063	4,970
Intangible assets	107,518	33,875	141,393
Total identifiable assets acquired	130,514	42,208	172,722
Deferred subscription revenue	—	(51,976)	(51,976)
Current portion of broadcast rights	(1,582)	—	(1,582)
Other current liabilities	(1,718)	(7,702)	(9,420)
Long-term liabilities	(5,242)	(58,835)	(64,077)
Total liabilities assumed	(8,542)	(118,513)	(127,055)
Net identifiable assets acquired	121,972	(76,305)	45,667
Goodwill	17,974	179,424	197,398
Net assets acquired	$139,946	$103,119	$243,065

The following table provides details of the acquired intangible assets by acquisition:

(In thousands)	WGGB	Martha Stewart	Mywedding	WALA	Selectable Media	Shape	Total
Intangible assets
subject to amortization
National media
Advertiser relationships	$—	$2,500	$2,100	$—	$3,200	$3,150	$10,950
Customer lists	—	1,500	—	—	—	2,650	4,150
Other	—	—	—	—	700	975	1,675
Local media
Retransmission agreements	761	—	—	3,254	—	—	4,015
Other	70	—	—	102	—	—	172
Total	831	4,000	2,100	3,356	3,900	6,775	20,962
Intangible assets not
subject to amortization
National media
Trademarks	—	—	5,200	—	300	7,200	12,700
Internet domain names	—	—	—	—	—	4,400	4,400
Local media
FCC licenses	33,116	—	—	70,215	—	—	103,331
Total	33,116	—	5,200	70,215	300	11,600	120,431
Intangible assets, net	$33,947	$4,000	$7,300	$73,571	$4,200	$18,375	$141,393

The above purchase price allocations are considered preliminary and are subject to revisions when the valuations of intangible assets are finalized upon receipt of the various final valuation reports for those assets from third party valuation experts.

The useful life of the advertiser relationships ranges from three to five years, the customer lists' useful lives are two years, and other national media intangible assets' useful lives are three to five years. The useful lives of the retransmission agreements are six years and local media other intangible assets' useful lives are three years.

For all acquisitions, goodwill is attributable primarily to expected synergies and the assembled workforces. Goodwill, with a provisionally assigned value of $172.3 million, is expected to be fully deductible for tax purposes.

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

During the second quarter of fiscal 2015, acquisition related costs of $1.3 million were incurred. During the third quarter of fiscal 2015, acquisition related costs of $0.1 million were incurred. These costs are included in the selling, general, and administrative line in the Condensed Consolidated Statements of Earnings.

Fiscal 2014
Effective February 28, 2014, Meredith acquired KMOV. The results of KMOV's operations have been included in the consolidated financial statements since that date. During fiscal 2015, the Company finalized the determination of the fair values of the assets acquired and liabilities assumed. During fiscal 2015, the provisional amounts recorded to fixed assets were decreased $0.5 million, network affiliation agreements intangible assets were increased $1.0 million, other intangibles were decreased $0.1 million, and a corresponding decrease of $0.4 million was recorded to goodwill based on an updated valuation report and other fair value determinations. These adjustments did not have a significant impact on our Consolidated Balance Sheet as of June 30, 2014. Therefore, we have not retrospectively adjusted for these measurement period adjustments.

Effective June 19, 2014, Meredith acquired KTVK and an interest in the assets of KASW. The results of KTVK's operations have been included in the consolidated financial statements since that date. As part of the Federal Communications Commission's (FCC) approval of the transaction, Meredith was required to sell its interest in the KASW assets. Accordingly, this interest was shown on the Condensed Consolidated Balance Sheet as assets held for sale at June 30, 2014. As of June 30, 2014, the final valuation of the intangible assets acquired was not complete. As a result, the recorded intangible asset values were based on provisional estimates of fair value. The valuation of such assets was updated during the nine-month period ended March 31, 2015, and as a result the provisional amount recorded to assets held for sale were retrospectively increased $23.0 million, partially offset by $1.4 million of estimated costs to sell. A corresponding respective adjustment to the assets of KTVK was recorded as a $23.9 million reduction to the FCC license and $0.8 million reduction of goodwill, partially offset by a $1.7 million increase in retransmission agreements. All adjustments were based on an updated preliminary valuation report. The Company is in the process of obtaining final third-party valuations of fixed and intangible assets; thus, the provisional measurements of fixed assets, intangible assets, goodwill, and deferred income tax balances are subject to change for KTVK and KASW. The sale of the Company's interest in the KASW assets was completed in the third quarter of fiscal 2015. The comparative information as of June 30, 2014, was retrospectively adjusted, as required by the accounting guidance for business combinations, to reflect the updated values assigned to each of the intangible assets.

The measurement period adjustments related to fiscal 2014 acquisitions did not have a significant impact on our Condensed Consolidated Statements of Earnings for the three and nine months ended March 31, 2015. Therefore, we have not retrospectively adjusted this financial information.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 40 percent are under the last-in first-out (LIFO) method at March 31, 2015, and 49 percent at June 30, 2014.

(In thousands)	March 31, 2015	June 30, 2014
Raw materials	$19,097	$11,993
Work in process	12,444	13,398
Finished goods	2,162	2,814
	33,703	28,205
Reserve for LIFO cost valuation	(4,197)	(4,197)
Inventories	$29,506	$24,008

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2015			June 30, 2014
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$18,079	$(6,054)	$12,025	$8,752	$(6,069)	$2,683
Customer lists	10,220	(5,815)	4,405	16,257	(14,852)	1,405
Other	18,000	(6,572)	11,428	17,105	(5,608)	11,497
Local media
Network affiliation agreements	229,309	(127,755)	101,554	228,314	(122,888)	105,426
Retransmission agreements	21,290	(2,574)	18,716	17,404	(188)	17,216
Other	1,194	(80)	1,114	1,020	—	1,020
Total	$298,092	$(148,850)	149,242	$288,852	$(149,605)	139,247
Intangible assets not
subject to amortization
National media
Internet domain names			6,227			1,827
Trademarks			161,589			148,889
Local media
FCC licenses			624,684			523,334
Total			792,500			674,050
Intangible assets, net			$941,742			$813,297

Amortization expense was $11.8 million for the nine months ended March 31, 2015. Annual amortization expense for intangible assets is expected to be as follows: $17.0 million in fiscal 2015, $19.3 million in fiscal 2016, $16.7 million in fiscal 2017, $13.5 million in fiscal 2018, and $12.3 million in fiscal 2019.

Changes in the carrying amount of goodwill were as follows:

Nine months ended March 31,	2015			2014
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period	$789,038	$51,823	$840,861	$788,854	$—	$788,854
Acquisitions	179,424	17,606	197,030	(68)	68,410	68,342
Balance at end of period	$968,462	$69,429	$1,037,891	$788,786	$68,410	$857,196

5. Restructuring Accrual

During the second quarter of fiscal 2015, management committed to several performance improvement plans related to business realignments resulting primarily from recent broadcast station acquisitions, recent digital business acquisitions, and other selected workforce reductions. In connection with these plans, the Company recorded a pre-tax restructuring charge of $6.7 million. The restructuring charge includes severance and related benefit costs of $5.3 million related to the involuntary termination of employees and other write-downs and accruals of $0.2 million, which are recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings. The Company also wrote down video production fixed assets that the Company plans to abandon for $1.2 million, which is recorded in the depreciation and amortization line of the Condensed Consolidated Statements of Earnings. The majority of severance costs are being paid out over a twelve-month period. The plans affect approximately 140 employees.

During the third quarter of fiscal 2015, management committed to several performance improvement plans related to certain acquisition integrations, business realignments, and other selected workforce reductions. In connection with these plans, the Company recorded a pre-tax restructuring charge of $9.9 million. The restructuring charge includes severance and related benefit costs of $9.4 million related to the involuntary termination of employees and other write-downs and accruals of $0.2 million, which are recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings. The Company also wrote down manuscript and art for $0.3 million, which is recorded in the production, distribution, and editorial line of the Condensed Consolidated Statements of Earnings. The majority of severance costs will be paid out over the next 12 months. The plans affect approximately 135 employees.

Additionally during the third quarter of fiscal 2015, the Company recorded a reversal of $0.1 million of excess restructuring reserves accrued in prior fiscal years. The reversal is recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual are as follows:

Nine months ended March 31,	2015	2014
(In thousands)
Balance at beginning of period	$13,545	$8,103
Severance accruals	14,670	8,549
Other accruals	285	821
Cash payments	(9,124)	(3,099)
Reversal of excess accrual	(105)	(1,356)
Balance at end of period	$19,271	$13,018

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2015	June 30, 2014
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/23/2015	$80,000	$70,000
Revolving credit facility of $200 million, due 3/27/2019	105,000	20,000
Term loan of $250 million, due 3/27/2019	240,625	250,000

Private placement notes
7.19% senior notes, due 7/13/2014	—	25,000
2.62% senior notes, due 3/1/2015	—	50,000
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	—
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	825,625	715,000
Current portion of long-term debt	(62,500)	(87,500)
Long-term debt	$763,125	$627,500

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At March 31, 2015, $163.1 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at March 31, 2015, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

In February 2015, we renewed our asset-backed bank facility for an additional six-month period on terms substantially similar to those previously in place. The renewed facility will expire in October 2015. We expect to renew the asset-backed bank facility on or before its expiration date under substantially similar terms.

During fiscal 2015, the Company entered into interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.17 percent on the swap maturing in August 2018, 0.26 percent on the swap maturing in March 2019, and 0.26 percent on the swaps maturing in August 2019 as of March 31, 2015) on the $300.0 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive loss to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at March 31, 2015.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At March 31, 2015, the swaps had a fair value of $3.7 million liability. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. This exposure is managed through diversification and the monitoring of the creditworthiness of the counterparties. There was no potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at March 31, 2015. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at March 31, 2015.

7. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Nine Months
Periods ended March 31,	2015	2014	2015	2014
(In thousands)
Pension benefits
Service cost	$3,043	$2,538	$9,129	$7,613
Interest cost	1,395	1,398	4,187	4,193
Expected return on plan assets	(2,759)	(2,422)	(8,277)	(7,266)
Prior service cost amortization	56	81	168	242
Actuarial loss amortization	169	511	507	1,533
Net periodic benefit costs	$1,904	$2,106	$5,714	$6,315

Postretirement benefits
Service cost	$29	$35	$87	$135
Interest cost	102	117	306	363
Prior service cost amortization	(108)	(105)	(324)	(335)
Actuarial gain amortization	(108)	(102)	(324)	(263)
Curtailment credit	—	—	—	(1,511)
Net periodic benefit	$(85)	$(55)	$(255)	$(1,611)

The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as components of net periodic benefit costs.

The curtailment credit was triggered by a change in the postretirement benefit plan to no longer subsidize retiree medical coverage and life insurance for non-vested future non-union retirees.

8. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Nine Months
Periods ended March 31,	2015	2014	2015	2014
(In thousands except per share data)
Net earnings	$25,256	$18,486	$94,212	$73,096
Basic average shares outstanding	44,549	44,649	44,497	44,665
Dilutive effect of stock options and equivalents	838	727	792	797
Diluted average shares outstanding	45,387	45,376	45,289	45,462
Earnings per share
Basic earnings per share	$0.57	$0.41	$2.12	$1.64
Diluted earnings per share	0.56	0.41	2.08	1.61

For the three months ended March 31, 2015 and 2014, antidilutive options excluded from the above calculations totaled 0.6 million (with a weighted average exercise price of $50.98) and 2.0 million (with a weighted average exercise price of $50.02), respectively. For the nine months ended March 31, 2015 and 2014, antidilutive options excluded from the above calculations totaled 1.0 million (with a weighted average exercise price of $50.49) and 1.7 million (with a weighted average exercise price of $50.62), respectively.

In the nine months ended March 31, 2015 and 2014, options were exercised to purchase 0.9 million and 1.2 million common shares, respectively.

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

The fair value hierarchy consists of three broad levels of inputs that may be used to measure fair value, which are described below:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments:

	March 31, 2015		June 30, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$12,582	$12,230	$8,838	$8,408
Long-term debt	825,625	828,106	715,000	717,032

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

The following table sets forth the liabilities measured at fair value on a recurring basis:

(In thousands)	March 31, 2015	June 30, 2014
Accrued expenses and other liabilities
Contingent consideration	$—	$50
Interest rate swaps	3,415	—
Other noncurrent liabilities
Contingent consideration	61,635	1,650
Interest rate swaps	288	—

The fair value of interest rate swaps is determined based on discounted cash flows derived using market observable inputs including swap curves that are included in Level 2. The fair value of the contingent consideration is based on significant inputs not observable in the market and thus represents Level 3 measurements.

The following table represents the changes in the fair value of Level 3 contingent consideration for the nine months ended March 31, 2015.

(in thousands)
Balance at beginning of period	$1,700
Additions due to acquisitions	60,535
Change in present value of contingent consideration (1)	(600)
Balance at end of period	$61,635

(1)   Change in present value of contingent consideration is included in earning and comprised of changes in estimated earn out payments based on projections of performance and the amortization of the present value discount.

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods ended March 31,	2015	2014	2015	2014
(In thousands)
Revenues
National media	$275,298	$269,680	$764,005	$786,273
Local media	122,881	97,734	404,263	291,641
Total revenues	$398,179	$367,414	$1,168,268	$1,077,914

Segment profit
National media	$23,460	$13,614	$78,462	$69,760
Local media	31,420	26,696	122,718	87,597
Unallocated corporate	(7,774)	(9,081)	(32,360)	(31,419)
Income from operations	47,106	31,229	168,820	125,938
Interest expense, net	(5,179)	(3,408)	(14,206)	(8,676)
Earnings before income taxes	$41,927	$27,821	$154,614	$117,262

Depreciation and amortization
National media	$4,369	$15,622	$11,481	$25,355
Local media	9,816	7,009	28,926	19,841
Unallocated corporate	425	402	1,280	1,222
Total depreciation and amortization	$14,610	$23,033	$41,687	$46,418

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our national media segment reaches a multi-channel audience of more than 220 million consumers monthly, including 100 million unduplicated women and 60 percent of American millennial women. Meredith is the leader at creating content across media platforms in key consumer interest areas such as food, home, parenthood, and health through well-known brands such as Better Homes and Gardens, Parents, Allrecipes and Shape. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. Meredith Xcelerated Marketing is a leader at developing and delivering custom content and customer relationship marketing programs for many of the world’s top brands.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 65 percent of the Company's $1.2 billion in revenues in the first nine months of fiscal 2015 while the local media segment contributed 35 percent.

LOCAL MEDIA

Local media derives the majority of its revenues—76 percent in the first nine months of fiscal 2015—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, television production services and products, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

NATIONAL MEDIA

Advertising revenues made up 47 percent of national media's first nine months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites and apps to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 29 percent of national media's first nine months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. The remaining 24 percent of national media's revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

FIRST NINE MONTHS FISCAL 2015 FINANCIAL OVERVIEW

•
Meredith completed several strategic acquisitions during the first nine months of fiscal 2015 including the October 2014 acquisition of WGGB, the ABC affiliate in Springfield, Massachusetts; the November 2014 acquisitions of the Martha Stewart Living media properties and related digital assets and of mywedding.com; the December 2014 acquisitions of WALA, the Fox affiliate in Mobile, Alabama-Pensacola, Florida and of Selectable Media; and the February 2015 acquisition of the Shape brand and related digital assets.

•	In October 2014, the Company entered into a $100.0 million note purchase agreement. Proceeds were used primarily to fund the WALA acquisition.

•
Management committed to several performance improvement plans related primarily to business realignments from recent broadcast station acquisitions, business realignments from recent digital business acquisitions, and other selected workforce reductions. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $16.6 million. The restructuring charges include severance and related benefit costs of $14.7 million related to the involuntary termination of employees, the write-down of video production fixed assets that the Company plans to abandon of $1.2 million, and other write-downs and accruals of $0.7 million.

•
Local media revenues increased 39 percent and operating profit rose 40 percent compared to the prior-year period reflecting the acquisition of two television stations in the second half of fiscal 2014, the acquisition of two television stations in the second quarter of fiscal 2015, and increased cyclical political advertising.

•
National media revenues declined 3 percent as compared to the prior-year period as declines in the revenues of our magazine operations of $69.8 million more than offset revenues from acquisitions of $38.0 million and increased revenues in our interactive media operations of $8.8 million. Approximately 45 percent of the decline in revenues of our magazine operations was due to the prior year conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication. National media operating profit increased 12 percent as the lack of a $10.3 million intangible impairment charge as recorded in the prior year, improved operating results in our digital and mobile operations of $8.5 million, operating profit from acquisitions of $3.9 million, and increased operating profit in our customer relationship marketing operations of $3.5 million more than offset a decline of magazine operating results of $14.5 million.

•	Diluted earnings per share increased 29 percent to $2.08 from $1.61 in the prior-year first nine months.

RESULTS OF OPERATIONS

Three months ended March 31,	2015	2014	Change
(In thousands except per share data)
Total revenues	$398,179	$367,414	8%
Operating expenses	(351,073)	(336,185)	4%
Income from operations	$47,106	$31,229	51%
Net earnings	$25,256	$18,486	37%
Diluted earnings per share	0.56	0.41	37%

Nine months ended March 31,	2015	2014	Change
(In thousands except per share data)
Total revenues	$1,168,268	$1,077,914	8%
Operating expenses	(999,448)	(951,976)	5%
Income from operations	$168,820	$125,938	34%
Net earnings	$94,212	$73,096	29%
Diluted earnings per share	2.08	1.61	29%

The following sections provide an analysis of the results of operations for the local media and national media segments and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2015, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2014.

ACQUISITIONS

During the first nine-months of fiscal 2015, Meredith completed several strategic acquisitions including the October 2014 acquisition of WGGB and the December 2014 acquisition of WALA in our local media segment, and the November 2014 acquisitions of the Martha Stewart Living media properties and related digital assets and of mywedding.com, the December 2014 acquisition of Selectable Media, and the February 2015 acquisition of the Shape brand and its related digital assets in our national media segment. In the second half of fiscal 2014, Meredith completed the acquisitions of KMOV, the CBS affiliate in St. Louis, Missouri, and KTVK, an independent station in Phoenix, Arizona. The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the condensed consolidated financial statements for further information.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended March 31,	2015	2014	Change
(In thousands)
Non-political advertising	$87,752	$69,796	26%
Political advertising	279	532	(48)%
Other	34,850	27,406	27%
Total revenues	122,881	97,734	26%
Operating expenses	(91,461)	(71,038)	29%
Operating profit	$31,420	$26,696	18%
Operating profit margin	25.6%	27.3%

Nine months ended March 31,	2015	2014	Change
(In thousands)
Non-political advertising	$262,914	$212,418	24%
Political advertising	42,564	1,761	2,317%
Other	98,785	77,462	28%
Total revenues	404,263	291,641	39%
Operating expenses	(281,545)	(204,044)	38%
Operating profit	$122,718	$87,597	40%
Operating profit margin	30.4%	30.0%

Revenues
Local media revenues increased 26 percent in the third quarter and 39 percent in the first nine months of fiscal 2015. The increase in the third quarter was primarily the result of revenues from acquisitions. The nine month increase was due primarily to acquisitions and higher political advertising related to the November 2014 elections. Political advertising revenues totaled $0.3 million in the third quarter and $42.6 million in the first nine months of the current fiscal year compared with $0.5 million in the prior-year third quarter and $1.8 million in the prior-year nine-month period. Political revenues from acquisitions accounted for almost 25 percent of the increase in political advertising revenues in the first nine months. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues increased 26 percent in the third quarter due primarily to the addition of $20.2 million of non-political revenue from acquisitions and 24 percent in the first nine months of fiscal 2015 due primarily to the addition of $58.5 million of non-political revenue from acquisitions. Local non-political advertising revenues grew 21 percent in the third quarter and 22 percent for the first nine months of fiscal 2015. National non-political advertising increased 34 percent as compared to the prior-year third quarter and 25 percent for the first half of fiscal 2015. Online advertising for the third quarter and first nine months of fiscal 2015 increased 31 percent and 42 percent as compared to the prior-year periods, respectively, primarily due to the addition of the acquisitions.

Other revenues increased 27 percent in the third quarter primarily due to the addition of $6.0 million from acquisitions and increased retransmission fees of $3.5 million. They grew 28 percent in the nine-month period primarily due to the addition of $16.1 million from acquisitions and increased retransmission fees of $8.9 million.

Operating Expenses
Local media operating expenses increased 29 percent in the third quarter of fiscal 2015 primarily due to the addition of acquisition operating expenses. Local media operating expenses increased 38 percent in the first nine months of fiscal 2015. Approximately 75 percent of the increase was due to the addition of acquisition operating expenses. In addition, programming fees paid to the networks increased $10.2 million and legal services expense increased $2.4 million, while the Company incurred severance and related benefit accruals of $2.3 million and write-downs on video production fixed assets of $1.2 million related to recent performance improvement plans.

Operating Profit
Local media operating profit increased 18 percent in the third quarter of fiscal 2015 and 40 percent in the first nine months compared with the prior-year periods reflecting the increase in political advertising revenues as well as the addition of the acquisitions.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended March 31,	2015	2014	Change
(In thousands)
Advertising	$117,979	$111,847	5%
Circulation	96,037	96,078	—%
Other	61,282	61,755	(1)%
Total revenues	275,298	269,680	2%
Operating expenses	(251,838)	(256,066)	(2)%
Operating profit	$23,460	$13,614	72%
Operating profit margin	8.5%	5.0%

Nine months ended March 31,	2015	2014	Change
(In thousands)
Advertising	$359,985	$360,074	—%
Circulation	221,390	239,545	(8)%
Other	182,630	186,654	(2)%
Total revenues	764,005	786,273	(3)%
Operating expenses	(685,543)	(716,513)	(4)%
Operating profit	$78,462	$69,760	12%
Operating profit margin	10.3%	8.9%

Revenues
National media advertising revenues increased 5 percent in the third quarter. They were flat for the first nine months of fiscal 2015. Magazine advertising revenues and ad pages declined 4 percent in the third quarter. Excluding advertising revenues and page declines due to the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication, ad revenues and pages increased 2 percent in the third quarter primarily due to the addition of ad revenues and pages from acquired magazines. For the first nine months of fiscal 2015 magazine advertising revenues and ad pages declined 8 percent and 12 percent, respectively. Excluding advertising revenues and page declines from the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication, ad revenues and pages decreased 3 percent and 7 percent, respectively, in the nine-month period primarily due to declines in our parenthood titles. Among our core advertising categories, prescription drugs showed strength while most other categories were weaker. Online advertising revenues in our digital and mobile media operations increased over 60 percent in the third quarter and 40 percent in the first nine months of fiscal 2015 primarily due to acquisitions and strong performance at Allrecipes.com.

Magazine circulation revenues were flat in the third quarter. They decreased 8 percent in the first nine months of fiscal 2015. Subscription revenues increased in the low-single digits on a percentage basis in the third quarter but were down in the mid-single digits for the nine-month period. For the third quarter, subscription revenues from acquisitions of $10.5 million more than offset a decline in subscription revenues of $6.6 million from the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication. The fluctuation in subscription revenues for the nine-month period was primarily due to the conversion of Ladies' Home Journal. Newsstand revenues declined in the mid-to-upper teens on a percentage basis in the third quarter and first nine months of fiscal 2015. The declines in newsstand revenues were primarily due to overall weaker demand and a wholesaler disruption in the newsstand channel.

Other revenues decreased 1 percent in the third quarter primarily due to declines in revenues in our customer relationship marketing operations. Other revenues decreased 2 percent in the first nine months of fiscal 2015 primarily due to declines in list rental revenues in our magazine operations.

Operating Expenses
National media operating expenses decreased 2 percent in the third quarter and 4 percent in the first nine months of fiscal 2015.

For the third quarter, the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication reduced operating expenses by $13.5 million. In the prior-year third quarter, an intangible assets impairment charge of $10.3 million was recorded. Circulation expenses decreased $3.5 million. These decreases were partially offset by the addition of expenses from acquisitions of $24.1 million.

For the first nine months of fiscal 2015, the conversion of Ladies' Home Journal reduced operating expenses by $35.3 million. In the prior-year, an intangible assets impairment charge of $10.3 million was recorded. Circulation expenses declined $8.9 million. Paper costs declined $6.5 million primarily due to the decrease in printing volumes. In addition to the decrease in the volume of paper used, paper expense also decreased due to a mid-single digit decline in average paper prices as compared to the prior-year period. Editorial costs decreased $3.5 million. These declines were partially offset by expenses from acquisitions of $34.1 million.

Operating Profit
National media operating profit increased 72 percent in the third quarter primarily due to the lack of a $10.3 million intangible impairment charge recorded in the prior-year third quarter. In addition, a decline of magazine operating results of $6.5 million partially offset by operating profit from acquisitions of $3.7 million contributed to the change in third quarter operating profit. National media operating profit grew 12 percent in the first nine months of fiscal 2015. The lack of a $10.3 million intangible impairment charge as recorded in the prior year, improved operating results in our digital and mobile operations of $8.5 million, operating profit from acquisitions of $3.9 million, and increased operating profit in our customer relationship marketing operations of $3.5 million more than offset a decline of magazine operating results of $14.5 million.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2015	2014	Change
(In thousands)
Three months ended March 31,	$7,774	$9,081	(14)%
Nine months ended March 31,	32,360	31,419	3%

Unallocated corporate expenses decreased 14 percent in the third quarter. They increased 3 percent in the first nine months of fiscal 2015 compared with the prior-year period. The third quarter decrease was primarily due to a decrease in consulting expenses. The increase in the first nine months of fiscal 2015 was primarily due to an increase in charitable contributions partially offset by a decrease in consulting expenses.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended March 31,	2015	2014	Change
(In thousands)
Production, distribution, and editorial	$154,448	$144,766	7%
Selling, general, and administrative	182,015	168,386	8%
Depreciation and amortization	14,610	23,033	(37)%
Operating expenses	$351,073	$336,185	4%

Nine months ended March 31,	2015	2014	Change
(In thousands)
Production, distribution, and editorial	$436,618	$417,759	5%
Selling, general, and administrative	521,143	487,799	7%
Depreciation and amortization	41,687	46,418	(10)%
Operating expenses	$999,448	$951,976	5%

Fiscal 2015 production, distribution, and editorial costs increased 7 percent in the third quarter and 5 percent in the first nine months as compared to the prior-year periods. For the third quarter, the addition of acquisition expenses of $19.6 million was partially offset by a reduction in Ladies Home Journal expenses of $6.6 million. For the first nine months of fiscal 2015, the addition of acquisition expenses of $41.1 million and increases in programming fees paid to the networks of $10.2 million were partially offset by a reduction in Ladies Home Journal expenses of $16.8 million and declines in paper expense of $6.5 million and editorial expenses of $3.5 million. In addition, customer relationship marketing expenses declined $7.5 million in the nine-month period primarily due to a change in product mix.

Selling, general, and administrative expenses increased 8 percent in the third quarter and 7 percent in the first nine months of fiscal 2015. For the third quarter, the addition of acquisition expenses of $21.2 million and increases in performance-based incentive accruals of $1.5 million, more than offset a reduction in Ladies Home Journal expenses of $6.9 million and a decline in circulation expenses of $3.5 million. For the first nine months of fiscal 2015, the addition of acquisition expenses of $43.8 million, increased severance and related benefit accruals of $6.2 million, increases in performance-based incentive accruals of $2.1 million, and charitable contributions of $1.5 million more than offset a reduction in Ladies Home Journal expenses of $18.5 million and a decline in circulation expenses of $8.9 million. Customer relationship marketing expenses increased $5.2 million in the nine-month period primarily due to a change in product mix.

Depreciation and amortization expense decreased 37 percent in the third quarter and 10 percent in the first nine months of fiscal 2015. In the third quarter of fiscal 2014, an impairment charge of $10.3 million related to trademarks and customer lists was recorded. No such impairment charge has been taken in fiscal 2015. The decrease in deprecation and amortization expense due to the lack of an impairment charge in the current fiscal year was partially offset by increased depreciation and amortization from acquisitions of $3.7 million in the third quarter and $8.7 million in the first nine months of fiscal 2015.

Income from Operations
Income from operations increased 51 percent in the third quarter and 34 percent in the first nine months of fiscal 2015. The increase in income from operations in the third quarter was primarily due to a $10.3 million impairment charge taken in the prior year and the addition of acquisition operating profit of $9.5 million partially offset by declines in the operating results of our magazine operations of $6.5 million. For the first nine months of fiscal 2015, the addition of acquisitions operating profit of $28.8 million, higher operating profits in our local media segment of $13.2 million, improved operating results in our national media digital and mobile operations of $8.5 million, and increased operating profits in our customer relationship marketing operations of $3.5 million were partially offset by declines in the operating results of our magazine operations of $14.5 million.

Net Interest Expense
Net interest expense increased to $5.2 million in the fiscal 2015 third quarter compared with $3.4 million in the prior-year third quarter. For the nine months ended March 31, 2015, net interest expense was $14.2 million versus $8.7 million in the first nine months of fiscal 2014. Average long-term debt outstanding was $839.2 million in the third quarter of fiscal 2015 and $772.8 million for the nine-month period compared with $428.8 million in the prior-year third quarter and $386.9 million in the prior-year nine-month period. The Company's approximate weighted average interest rate was 2.5 percent in the first nine months of fiscal 2015 and 3.0 percent in the first nine months of fiscal 2014.

Income Taxes
Our effective tax rate was 39.8 percent in the third quarter and 39.1 percent in the first nine months of fiscal 2015 as compared to 33.6 percent in the third quarter and 37.7 percent in the first nine months of fiscal 2014. The fiscal 2014 third quarter effective tax rate was primarily impacted by our lower pretax earnings due to the impairment and restructuring charges recorded in the third quarter of fiscal 2014.

Net Earnings and Earnings per Share
Net earnings were $25.3 million ($0.56 per diluted share) in the quarter ended March 31, 2015, up 37 percent from $18.5 million ($0.41 per diluted share) in the prior-year third quarter. For the nine months ended March 31, 2015, net earnings were $94.2 million ($2.08 per diluted share), an increase of 29 percent from prior-year nine months earnings of $73.1 million ($1.61 per diluted share). The increases in net earnings were primarily due to the growth in income from operations as discussed above reduced by increased interest expense and higher taxes. While average basic shares outstanding for the third quarter and nine-month period and diluted shares outstanding for the nine-month period decreased slightly, diluted shares outstanding increased slightly in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended March 31,	2015	2014	Change
(In thousands)
Net earnings	$94,212	$73,096	29%
Cash flows provided by operating activities	$123,295	$91,357	35%
Cash flows used in investing activities	(191,528)	(205,137)	(7)%
Cash flows provided by financing activities	51,304	108,227	(53)%
Net decrease in cash and cash equivalents	$(16,929)	$(5,553)	205%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2015, we had up to $95.0 million of additional available borrowings under our revolving credit facility, and up to $20.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $16.9 million in the first nine months of fiscal 2015; they decreased $5.6 million in the first nine months of fiscal 2014.

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

Cash provided by operating activities totaled $123.3 million in the first nine months of fiscal 2015 compared with $91.4 million in the first nine months of fiscal 2014. The change is primarily due to increased net earnings and an increase in deferred income taxes.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $191.5 million in the first nine months of fiscal 2015 from $205.1 million in the prior-year period. While more cash was spent on acquisitions in the current year than in the prior year, that amount was partially offset by proceeds received from the sale of assets in the current year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash provided by financing activities totaled $51.3 million in the nine months ended March 31, 2015, compared with net cash provided by financing activities of $108.2 million for the nine months ended March 31, 2014. The change in cash provided by financing activities is primarily due to a net $110.6 million of debt being issued in the current year compared to a net $175.0 million of debt being issued in the prior year.

Long-term Debt
At March 31, 2015, long-term debt outstanding totaled $825.6 million. The balance consisted of $240.6 million under a term loan, $150.0 million in fixed-rate unsecured senior notes, $250.0 million in floating-rate unsecured senior notes, $80.0 million under an asset-backed bank facility, and $105.0 million outstanding under a revolving credit facility.

During fiscal 2015, the Company entered into interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.17 percent on the swap maturing in August 2018, 0.26 percent on the swap maturing in March 2019, and 0.26 percent on the swap maturing in August 2019 as of March 31, 2015) on the $300.0 million notional amount of indebtedness.

The revolving credit facility has a capacity of up to $200.0 million. Both the revolving credit facility and the term loan have a five-year term which will expire in March 2019. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At March 31, 2015, $240.6 million was outstanding under the term loan and $105.0 million was outstanding under the revolver. Of the term loan, $12.5 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

Of the fixed-rate unsecured senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 3.04 percent at March 31, 2015. The floating-rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating-rate unsecured senior notes was 3.26 percent at March 31, 2015, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating-rate unsecured senior notes was 3.03 percent at March 31, 2015, after taking into account the effect of outstanding interest rate swap agreement. None of the floating-rate senior notes are due in the next 12 months. The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. As of March 31, 2015, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). In February 2015, we renewed our asset-backed bank facility for an additional six month period on terms substantially similar to those previously in place. The renewed facility will expire in October 2015. We expect to renew the asset-backed bank facility on or before its expiration date under substantially similar terms.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at March 31, 2015.

Contractual Obligations
The following table summarizes our principal contractual obligations as of March 31, 2015, that have materially changed from those disclosed in our Form 10‑K for the year ended June 30, 2014:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$825.6	$62.5	$146.8	$366.3	$250.0
Debt interest [1]	83.1	12.5	23.9	19.3	27.4
Broadcast rights and network programming [2]	246.0	70.1	137.1	36.8	2.0
Contingent consideration [3]	71.9	—	3.7	68.2	—

1
Debt interest represents semi-annual interest payments due on fixed-rate senior notes outstanding at March 31, 2015, and estimated interest payments on variable-rate term loan and variable-rate private placement senior notes outstanding at March 31, 2015. Interest payments on variable-rate debt is estimated using the effective interest rate as of March 31, 2015.

2
Commitments for broadcasting rights and network programming consist of future rights to broadcast television programming and future programming costs pursuant to network affiliate agreements. Broadcast rights include $21.2 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Condensed Consolidated Balance Sheet at March 31, 2015.

3
These amounts include contingent acquisition payments. While it is not certain if and /or when these payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $42.0 million in the first nine months of fiscal 2015 to repurchase 834,000 shares of common stock at then-current market prices. We spent $67.8 million to repurchase 1,408,000 shares in the first nine months of fiscal 2014. We expect to continue repurchasing shares from time to time subject to market conditions. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Of the 834,000 shares of common stock purchased during the first nine months of the current fiscal year, 609,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of March 31, 2015, $97.5 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended March 31, 2015.

Dividends
Dividends paid in the first nine months of fiscal 2015 totaled $59.4 million, or $1.3225 per share, compared with dividend payments of $56.0 million, or $1.2475 per share, in the first nine months of fiscal 2014.

Capital Expenditures
Investment in property, plant, and equipment totaled $20.0 million in the first nine months of fiscal 2015 compared with prior-year first nine months investment of $16.5 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2014. As of March 31, 2015, the Company's critical accounting policies had not changed from June 30, 2014.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At March 31, 2015, goodwill and intangible assets totaled $2.0 billion with $1.2 billion in the national media group and $0.8 billion in the local media group.
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

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first nine months of fiscal 2015 or will be effective for fiscal 2016.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At March 31, 2015, Meredith had $150.0 million outstanding in fixed-rate long-term debt. In addition, Meredith has effectively converted the $250.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $153.1 million from $152.5 million at March 31, 2015.

At March 31, 2015, $675.6 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $1.1 million.

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

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2014.

-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2015.

Period	(a) Total number of shares purchased [1,2,3]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
January 1 to January 31, 2015	3,362	$53.47	415	$98,121
February 1 to February 28, 2015	80,781	54.44	7,821	97,697
March 1 to March 31, 2015	22,097	54.40	3,950	97,483
Total	106,240		12,186

1	Total number of shares purchased includes the purchase of 12 shares of Class B common stock in March 2015.
2
The number of shares purchased includes 316 shares in January 2015, 5,529 shares in February 2015, and 3,926 shares in March 2015 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

3
The number of shares purchased includes 2,947 shares in January 2015, 72,960 shares in February 2015, and 18,147 shares in March 2015 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

In May 2014, Meredith announced the Board of Directors had authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions.

For more information on the Company's share repurchase program, see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share Repurchase Program."

Item 6.	Exhibits

10.1
Amendment No. 2 to First Amended and Restated Receivables Purchase Agreement dated as of February 18, 2015, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Company LLC, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent.

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

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 27, 2015

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.1
Amendment No. 2 to First Amended and Restated Receivables Purchase Agreement dated as of February 18, 2015, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Company LLC, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent.

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