Form 10-K
period 2015-06-30
MEREDITH CORP
filed 2015-08-26
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

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

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2014, was $1,954,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2015
Common shares	37,660,699
Class B shares	6,963,229
Total common and Class B shares	44,623,928

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2015, are incorporated by reference in Part III to the extent described therein.

	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	Local Media	3
	National Media	6
	Executive Officers of the Company	10
	Employees	10
	Other	10
	Available Information	10
	Forward Looking Statements	10
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Mine Safety Disclosures	14

	Part II
Item 5.	Market for Registrant's Common Equity, Related Shareholder
	Matters, and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	86
Item 9A.	Controls and Procedures	86
Item 9B.	Other Information	87

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	87
Item 11.	Executive Compensation	88
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	88
Item 13.	Certain Relationships and Related Transactions and
	Director Independence	88
Item 14.	Principal Accounting Fees and Services	88

	Part IV
Item 15.	Exhibits, Financial Statement Schedules	89

Signatures		94
Index to Attached Exhibits		E-1

Meredith Corporation and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (Form 10-K) as Meredith, the Company, we, our, and us.

PART I

ITEM 1. BUSINESS

GENERAL

Meredith Corporation has been committed to service journalism for more than 110 years. Meredith began in 1902 as an agricultural publisher. In 1924, the Company published the first issue of Better Homes and Gardens. The Company entered the television broadcasting business in 1948. Today, Meredith uses multiple media outlets—including broadcast television, print, digital, mobile, tablets, and video—to provide consumers with content they desire and to deliver the messages of our advertising and marketing partners. The Company is incorporated under the laws of the State of Iowa. Our common stock is listed on the New York Stock Exchange under the ticker symbol MDP.

The Company operates two business segments: local media and national media. Our local media segment consists of 16 owned television stations and one operated television station located across the United States (U.S.) in mostly fast growing markets with related digital and mobile media assets. The owned television stations consist of seven CBS affiliates, five FOX affiliates, two MyNetworkTV affiliates, one NBC affiliate, one ABC affiliate, and one independent station. Local media's digital presence includes 13 websites, 13 mobile-optimized websites, and 38 applications (apps) focused on news, sports, and weather-related information.

Our national media segment includes leading national consumer media brands delivered via multiple media platforms including print magazines and digital and mobile media, brand licensing activities, database-related activities, and business-to-business marketing products and services. It focuses on the food, home, parenthood, and health markets and is a leading publisher of magazines serving women. In fiscal 2015, we published in print more than 20 subscription magazines, including Better Homes and Gardens, Parents, Family Circle, Allrecipes, EveryDay with Rachael Ray, Martha Stewart Living, Shape, and FamilyFun, and approximately 130 special interest publications. Twenty-two of our brands are also available as digital editions on various platforms. The national media segment's extensive digital media presence consists of nearly 50 websites, more than 30 mobile-optimized websites, and nearly 20 apps. Of those websites and apps, the Allrecipes' brand accounts for 19 websites and 19 mobile sites serving 23 countries in 12 languages, and 3 mobile apps across multiple countries and platforms. The national media segment also includes digital and customer relationship marketing, which provides specialized marketing products and services to some of America's leading companies; a large consumer database; brand licensing activities; and other related operations.

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

BUSINESS DEVELOPMENTS

In October 2014, Meredith acquired WGGB, the ABC affiliate in Springfield, Massachusetts. WGGB is also the FOX affiliate, airing it on a digital tier, and Meredith already owned the CBS affiliate in Springfield. In December 2014, the Company completed the acquisition of WALA, the FOX affiliate in the Mobile, Alabama-Pensacola, Florida market.

In November 2014, the Company entered into a 10-year licensing arrangement to license the Martha Stewart Living trade name and thus acquired the rights to operate Martha Stewart Living magazine and its related digital assets. Under the terms of the agreement, Meredith leads sales and marketing, circulation, production, and other non-editorial functions of Martha Stewart Living and Martha Stewart Weddings magazines. Martha Stewart Living Omnimedia's editorial team continues to create its highly regarded content. Additionally, Meredith assumed responsibility for the sales and marketing of www.marthastewart.com and www.marthastewartweddings.com and their related assets, including their vast video library. Martha Stewart Living is published 10 times annually with a rate base of approximately 2 million. Its readership is approximately 8.5 million according to Mediamark Research Institute. Martha Stewart's digital properties averaged 9 million monthly unique visitors according to comScore. Martha Stewart Weddings is a quarterly publication.

Also in November 2014, Meredith acquired Mywedding, which operates mywedding.com, a leading wedding website in the U.S. Mywedding.com, provides couples with the complete wedding planning product suite. With free planning tools, inspiration-focused content and a search experience designed to connect couples with local, national and international wedding professionals and venues, mywedding.com empowers couples to create a wedding that perfectly encompasses their unique style and budget. The site offers advertisers exposure and connection to motivated millennial consumers at a pivotal life stage.

In December 2014, Meredith acquired Selectable Media, a leading native and engagement-based digital advertising company. Selectable Media provides advertisers with native advertising solutions to engage consumers through advertising-supported access to digital content.

In February 2015, Meredith completed the acquisition of the Shape brand and related digital assets. Meredith began producing Shape magazine, which incorporates Fitness magazine, with the May 2015 issue. While Shape magazine had a rate base of 1.6 million and Fitness magazine had a rate base of 1.5 million, the combined Shape magazine has a rate base of 2.5 million.

In June 2015, the Company acquired Qponix, a leading shopper marketing data platform technology, further expanding our digital shopper marketing capabilities. This platform allows advertisers to deliver to consumers product offers at the exact moment they are developing weekly shopping lists or in the grocery aisle.

During fiscal 2015, Meredith continued to expand its reach to the consumer by increasing the rate base of Allrecipes magazine to 1.1 million, more than doubling its size at launch in November 2013. Meredith also grew the rate base of EatingWell magazine to 1.0 million, up from 350,000 when acquired four years ago. In addition, the Company launched Parents Latina magazine, a new brand aimed at the U.S. Hispanic millennial woman, and the Eat This!Not That! bookazine based on the popular brand of the same name.

DESCRIPTION OF BUSINESS

Local Media

Local media contributed 34 percent of Meredith's consolidated revenues and 57 percent of the combined operating profit from local media and national media operations in fiscal 2015. Information about the Company's television stations at June 30, 2015, follows:

Station, Market	DMA National Rank [1]	Network Affiliation	Channel	Expiration Date of FCC License	Average Audience Share [2]

WGCL-TV	9	CBS	46	4-1-2021	4.5%
Atlanta, GA

KPHO-TV	11	CBS	5	10-1-2022	5.9%
Phoenix, AZ

KTVK	11	Independent	3	10-1-2022	3.2%
Phoenix, AZ

KMOV	21	CBS	4	2-1-2022	10.1%
St. Louis, MO

KPTV	23	FOX	12	2-1-2023	5.0%
Portland, OR

KPDX	23	MyNetworkTV	49	2-1-2023	2.0%
Portland, OR

WSMV-TV	29	NBC	4	8-1-2021	8.9%
Nashville, TN

WFSB	30	CBS	3	4-1-2023	11.4%
Hartford, CT
New Haven, CT

KCTV	31	CBS	5	2-1-2022	11.2%
Kansas City, MO

KSMO-TV	31	MyNetworkTV	62	2-1-2022	0.8%
Kansas City, MO

WHNS	37	FOX	21	12-1-2020	4.0%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

KVVU-TV	41	FOX	5	10-1-2022	4.9%
Las Vegas, NV

WALA-TV	59	FOX	10	4-1-2021	8.6%
Mobile, AL
Pensacola, FL

Station, Market	DMA National Rank [1]	Network Affiliation	Channel	Expiration Date of FCC License	Average Audience Share [2]

WNEM-TV	70	CBS	5	10-1-2021	17.0%
Flint, MI
Saginaw, MI
Bay City, MI

WGGB-TV	115	ABC	40	4-1-2023	10.6%
Springfield, MA		FOX	6		3.2%
Holyoke, MA

WSHM-LD	115	CBS	3	4-1-2023	6.8%
Springfield, MA
Holyoke, MA

[1] Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2014-2015 DMA ranking.

[2]   Average audience share represents the estimated percentage of households using television tuned to the station in the DMA.
     The percentages shown reflect the average total day shares (6:00 a.m. to 2:00 a.m.) for the November 2014, February 2015,
     and May 2015 measurement periods.

Operations
The principal sources of the local media segment's revenues are: 1) local non-political advertising focusing on the immediate geographic area of the stations; 2) national non-political advertising; 3) political advertising which is seasonal with peaks occurring in our odd fiscal years (e.g. fiscal 2013, fiscal 2015) and particularly in our second fiscal quarter of those years; 4) retransmission of our television signal by cable systems, satellite, and telecommunications companies; 5) digital advertising on the stations' websites and mobile websites; and 6) station operation management fees.

The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of in-market broadcasters, audience share, and audience demographics. The larger a station's audience share in any particular daypart, the more leverage a station has in setting advertising rates. Generally, as supply and demand fluctuate in the market, so do a station's advertising rates. Most national advertising is sold by an independent representative firm. The sales staff at each station generates local/regional advertising revenues.

Typically 30 to 40 percent of a market's television advertising revenue is generated by local newscasts. Station personnel are continually working to grow their news ratings, which in turn will augment revenues. The Company broadcasts local newscasts in high definition in all of our markets.

The 16 national network affiliations of Meredith's network-affiliated television stations also influence advertising rates. Generally, a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs.

Our CBS affiliation agreements expire in April 2016, December 2016, and August 2017. The two MyNetworkTV affiliation agreements expire in September 2016. FOX affiliation agreements expire in December 2015 and December 2017. Our NBC affiliation agreement expires in December 2017 and our ABC affiliation agreement expires in December 2019. Programming fees paid to CBS increased significantly in fiscal 2015. These payments are in essence a portion of the retransmission fees that Meredith receives from cable, satellite, and telecommunications service providers, which pay Meredith to carry our local television programming in their markets. These stations generally also pay networks for certain programming and services such as marquee sports

(professional football, college basketball, and Olympics) and news services. The Company's FOX affiliates also pay the FOX network for additional advertising spots during prime-time programming. While Meredith's relations with the networks historically have been very good, the Company can make no assurances they will remain so over time.

Retransmission revenue is generated from cable, satellite, and telecommunications service providers who pay Meredith for access to our television station signals so that they may retransmit our signals and charge their subscribers for this programming. These fees increased in fiscal 2015 primarily due to the addition of the acquired stations and negotiated contract step-ups effective during the year.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, mobile applications, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Several of our stations are broadcasting a second programming stream on their digital channel. Examples include: two markets have MyNetworkTV, two of our markets air the LAFF network, eight of our markets carry COZI TV network, four broadcast Escape network, and Springfield airs the FOX network.

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

Competition
Meredith's television stations compete directly for advertising dollars and programming in their respective markets with other local television stations, radio stations, cable television providers, and digital websites and mobile sites. Other mass media providers such as newspapers and their websites are also competitors. Advertisers compare market share, audience demographics, and advertising rates, and take into account audience acceptance of a station's programming, whether local, network, or syndicated.

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

The Communications Act and the FCC also regulate relationships between television broadcasters and cable, satellite, and telecommunications television providers. Under these provisions, most cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations that elect to exercise this right to mandatory carriage. Alternatively, television stations may elect to restrict cable systems from carrying their signals without their written permission, referred to as retransmission consent. Congress and the FCC have established and implemented generally similar market-specific requirements for mandatory carriage of local television stations by satellite television providers when those providers choose to provide a market's local television signals. These rules, including related rules on exclusivity, good faith bargaining, and "over-the-top" carriage are subject to further review by the FCC and possible actions by Congress.  We cannot predict the impact of any of these developments on our business.

The FCC proposed a plan, called the National Broadband Plan, to increase the amount of spectrum available in the United States for wireless broadband use. In furtherance of the National Broadband Plan, Congress enacted and the President signed into law legislation authorizing the FCC to conduct a “reverse auction” for which television broadcast licensees could submit bids to receive compensation in return for relinquishing all or a portion of their rights in the television spectrum of their full service and/or Class A stations. Under the new law, the FCC may hold one reverse auction, and another auction for the newly freed spectrum. The FCC must complete both auctions by 2022. In May 2014, the FCC adopted a Report and Order setting forth the basic framework for the reverse auction and the subsequent repacking of broadcast television signals into a new television band plan. Further actions from the FCC are expected in the coming months.

Even if a television licensee does not participate in the reverse auction, the results of the auction could materially impact a station's operations. The FCC has the authority to force a television station to change channels and/or modify its coverage area to allow the FCC to rededicate certain channels within the television band for wireless broadband use. We cannot predict whether or how this action will affect the Company or our television stations.

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

National Media

National media contributed 66 percent of Meredith's consolidated revenues and 43 percent of the combined operating profit from local media and national media operations in fiscal 2015. Better Homes and Gardens magazine, our flagship brand, continues to account for a significant percentage of revenues and operating profit of the national media segment and the Company.

Magazines
Information for our major magazine titles as of June 30, 2015, follows:

Title	Description	Frequency per Year	Year-end Rate Base	[1]

Better Homes and Gardens	Women's service	12	7,600,000
Family Circle	Women's service	12	4,000,000
Shape (incorporating Fitness)	Women's lifestyle	10	2,500,000
Parents	Parenthood	12	2,200,000
FamilyFun	Parenthood	10	2,100,000
Martha Stewart Living	Women's service	10	2,050,000
American Baby	Parenthood	11	2,000,000
EveryDay with Rachael Ray	Women's lifestyle and food	10	1,700,000
Allrecipes	Food	6	1,100,000
EatingWell	Women's lifestyle and food	6	1,000,000
Midwest Living	Travel and lifestyle	6	950,000
Ser Padres	Hispanic parenthood	9	850,000
Traditional Home	Home decorating	8	850,000
More	Women's lifestyle	10	750,000
Siempre Mujer	Hispanic women's lifestyle	6	550,000
Wood	Woodworking	7	425,000
Successful Farming	Farming business	13	390,000

1
Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and for most of the Company's titles is tracked by the Alliance for Audited Media, which issues periodic statements for audited magazines.

In addition to these major magazine titles, we published approximately 130 special interest publications under approximately 80 titles in fiscal 2015, primarily under the Better Homes and Gardens brand. The titles are issued from one to six times annually and sold primarily on newsstands. A limited number of subscriptions are also sold to certain special interest publications. The following special interest titles were published quarterly or more frequently: American Patchwork & Quilting, Country Gardens, Diabetic Living, Do It Yourself, Kitchen and Bath Ideas, and Quilts & More.

Magazine Advertising—Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith's larger magazines offer regional and demographic editions that contain similar editorial content but allow advertisers to customize messages to specific markets or audiences. The Company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted pages). Most of the national media segment's advertising revenues are derived from run-of-press display advertising. Meredith also possesses strategic marketing capabilities, which provide clients and their agencies with access to all of Meredith’s media platforms and capabilities, including print, television, digital, video, mobile, consumer events, and custom marketing. Our team of creative and marketing experts delivers innovative solutions across multiple media channels that meet each client's unique advertising and promotional requirements.

Magazine Circulation—Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the internet, and other means are Meredith's largest source of circulation revenues. The majority of subscription magazines are also sold by single copy. Single copies sold on newsstands are distributed primarily through magazine wholesalers, who have the right to receive credit from the Company for magazines returned to them by retailers.

Digital and Mobile Media
We have 22 of our titles available as digital editions, with an audience of approximately 940,000. Paid digital customers represent 3 percent of our total rate base.

National media's nearly 50 websites and more than 30 mobile-optimized websites provide ideas and inspiration. These branded websites focus on the topics that women care about most—food, home, entertaining, and meeting the needs of moms—and on delivering powerful content geared toward lifestyle topics such as health, beauty, style, and wellness. Our apps, which focus on the same topics, reached nearly 28 million cumulative downloads during fiscal 2015. Digital traffic across our various platforms averaged 60 million unique monthly visitors in fiscal 2015. Our brands have a strong social networking presence as well. In fiscal 2015, national media reached over 22 million Facebook fans, over 7 million Twitter followers, and nearly 4 million Pinterest followers.

In fiscal 2015, we generated 7 million digital orders for print magazine subscriptions. We received over one-third of our orders from digital sources.

Other Sources of Revenues
Other revenues are derived from digital and customer relationship marketing, other custom publishing projects, brand licensing agreements, ancillary products and services, and book sales.

Meredith Xcelerated Marketing—Meredith Xcelerated Marketing (MXM) is a leading content-powered customer engagement agency that develops and delivers custom content and customer relationship marketing programs for some of the world's top brands including Kraft, Lowe’s, and NBC Universal. MXM's revenue is independent of advertising and circulation, though sometimes its services are sold as part of larger programs that include advertising components. MXM's capabilities include particularly deep expertise in content, digital, social, and mobile.

Brand Licensing—Brand licensing consists of the licensing of various proprietary trademarks in connection with retail programs conducted through retailers, manufacturers, and agreements that extend Meredith's brands internationally.

Meredith's largest licensing agreement is for Better Homes and Gardens-branded products sold at Wal-Mart Stores, Inc. (Walmart). Our current licensing agreement with Walmart continues through 2016.

Meredith also has a long-term agreement to license the Better Homes and Gardens brand to Realogy Corporation (Realogy), which continues to build a residential real estate franchise system based on the Better Homes and Gardens brand. The network now includes more than 250 offices and more than 9,000 agents across the United States and Canada.

Meredith's magazine brands are currently distributed in nearly 100 countries, including more than 35 licensed local editions in countries such as Australia, China, Indonesia, Italy, Russia, and Turkey. During fiscal 2015, Meredith added a dozen international licenses in connection with our acquisition of the Shape brand, and also renewed and expanded the reach of our popular media brands in Brazil, Indonesia, and Turkey.

The Company continues to pursue activities that will serve consumers and advertisers while also extending and strengthening the reach and vitality of our brands.

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

Production and Delivery
Paper, printing, and postage costs accounted for 29 percent of the national media segment's fiscal 2015 operating expenses.

Coated publication paper is the major raw material essential to the national media segment. We directly purchase all of the paper for our magazine production and custom publishing business. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements. The price of paper is driven by overall market conditions and is therefore difficult to predict. In fiscal 2015, average paper prices decreased 3 percent. They declined 4 percent in fiscal 2014 and 5 percent in fiscal 2013. Management anticipates paper prices will be stable during fiscal 2016 and that fiscal 2016 average paper prices will be relatively flat compared to fiscal 2015 given no significant shifts in the current supply and demand structure are anticipated.

Meredith has printing contracts with two major domestic printers for our magazines.

Postage is a significant expense of the national media segment. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies that leverage work-sharing opportunities offered within the postal rate structure. Periodical postage accounts for over 80 percent of Meredith's postage costs, while other mail items—direct mail, replies, and bills—account for nearly 20 percent. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates periodically. Though prices and price increases for various USPS products vary, overall average price increases are capped by law at the rate of inflation as measured by the Consumer Price Index (CPI). The allowable increase to take effect in 2015 was capped at 1.966 percent. The latest USPS rate increase went into effect on May 31, 2015, when prices increased at approximately this rate for many popular mail classes. In fiscal 2014, the CPI increase was 1.7 percent, however, the USPS obtained approval for an additional increase of 4.3 percent, effective in January 2014, to cover recent financial losses so the total price increase in January 2014 was 6.0 percent. Based on a recent court ruling, the 4.3 percent increase remains temporary and is expected to expire in April 2016. Postage prices have risen in each of Meredith's last five fiscal years. Over the longer term, prices have increased in nine of the last ten fiscal years for Meredith.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one year terms each November. The current executive officers of the Company are:

Stephen M. Lacy—Chairman, President, and Chief Executive Officer (2010 - present) and a director of the Company since 2004. Age 61.

Thomas H. Harty—President-National Media Group (2010 - present). Age 52.

Paul A. Karpowicz—President-Local Media Group (2005 - present). Age 62.

Joseph H. Ceryanec—Vice President-Chief Financial Officer (2008 - present). Age 54.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006 - present). Age 56.

EMPLOYEES

As of June 30, 2015, the Company had approximately 3,700 full-time and 125 part-time employees. Only a small percentage of our workforce is unionized. We consider relations with our employees to be good.

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

AVAILABLE INFORMATION

The Company's corporate website is meredith.com. The content of our website is not incorporated by reference into this Form 10-K. Meredith makes available free of charge through our website our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after such documents are electronically filed with or furnished to the SEC. Meredith also makes available on our website our corporate governance information including charters of all of our Board Committees, our Corporate Governance Guidelines, our Code of Ethics, and our Bylaws. Copies of such documents are also available free of charge upon written request.

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

Advertising represents the largest portion of our revenues and advertising demand may fluctuate from period to period. In fiscal 2015, 56 percent of our revenues were derived from advertising. Advertising constitutes 75 percent of our local media revenues and 47 percent of our national media revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, particularly electronic media including those based on the internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising or suppress advertising rates.

Circulation revenues represent a significant portion of our revenues. Magazine circulation is another significant source of revenue, representing 20 percent of total revenues and 30 percent of national media revenues. Preserving circulation is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase.

Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of alternative methods for the delivery of content and have driven consumer demand and expectations in unanticipated directions. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business, financial condition, and prospects may be adversely affected. Technology developments also pose other challenges that could adversely affect our revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control, and the loss of a direct relationship with consumers. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates. In addition, technologies such as subscription streaming media services and mobile video are increasing competition for household audiences and advertisers. This competition may make it difficult for us to grow or maintain our broadcasting and print revenues, which we believe may challenge us to expand the contribution of our online and other digital businesses.

Our websites and internal networks may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations. The Company uses computers in substantially all aspects of our business operations. Our website activities involve the storage and transmission of proprietary information, which we endeavor to protect from unauthorized access. However, it is possible that unauthorized persons may be able to circumvent our protections and misappropriate proprietary information or cause interruptions or malfunctions in our digital operations. We invest in security resources and technology to protect our data and business processes against risk of data security breaches and cyber-attack, but the techniques used to attempt attacks are constantly changing. A breach or successful attack could have a negative impact on our operations or business reputation.

Evolving privacy and information security laws and regulations may impair our ability to market to consumers. Meredith's consumer database includes first-party data that is used to market our products to our customers and is also rented to or used on behalf of marketing and advertising clients. As public awareness shifts to data gathering and usage, privacy rights, and data protection, new laws and regulations may be passed that would restrict or prevent us from utilizing this data. Such restrictions could reduce or eliminate this resource for generating revenue for the Company.

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

Our local media operations are subject to FCC regulation. Our broadcasting stations operate under licenses granted by the FCC. The FCC regulates many aspects of television station operations including employment practices, political advertising, indecency and obscenity, programming, signal carriage, and various technical matters. Violations of these regulations could result in penalties and fines. Changes in these regulations could impact the results of our operations. The FCC also regulates the ownership of television stations. Changes in the ownership rules could adversely affect our ability to consummate future transactions. Details regarding regulation and its impact on our local media operations are provided in Item 1-Business beginning on page 5.

Loss of or changes in affiliation agreements could adversely affect operating results for our local media segment. Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of our stations have network affiliation agreements. Seven are affiliated with CBS, five with FOX, two with MyNetworkTV, one with NBC, and one with ABC. These television networks produce and distribute programming in exchange for each of our stations' commitment to air the programming at specified times and for commercial announcement time during the programming. In most cases, we also make cash payments to the networks. These payments are in essence a portion of the retransmission fees that Meredith receives from cable, satellite, and telecommunications service providers, which pay Meredith to carry its local television programming in their markets. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues. Furthermore, the non-renewal of any retransmission consent agreement with a major cable, satellite, or telecommunications service provider could adversely affect the economics of our relationship with the applicable network(s), advertising revenues, and our local brands. If renewed, our network affiliation agreements and our retransmission agreements may be renewed on terms that are less favorable to us. Our CBS affiliation agreements expire in April 2016, December 2016, and August 2017. The two MyNetworkTV affiliation agreements expire in September 2016. FOX affiliation agreements expire in December 2015 and December 2017. Our NBC affiliation agreement expires in December 2017 and our ABC affiliation agreement expires in December 2019.

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

Paper and postage prices are difficult to predict and control. Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2015, these expenses accounted for 21 percent of national media's operating costs. Paper is a commodity and its price has been subject to significant volatility. All of our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts. The USPS distributes substantially all of our magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

Acquisitions pose inherent financial and other risks and challenges. As a part of our strategic plan, we have acquired businesses and we expect to continue acquiring businesses in the future. These acquisitions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability. Such risks and challenges include underperformance relative to our expectations and the price paid for the acquisition; unanticipated demands on our management and operational resources; difficulty in integrating personnel, operations, and systems; retention of customers of the combined businesses; assumption of contingent liabilities; and acquisition-related earnings charges. If our acquisitions are not successful, we may record impairment charges. Our ability to continue to make acquisitions will depend upon our success at identifying suitable targets, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities, and potential profitability, as well as the availability of suitable candidates at acceptable prices and whether restrictions are imposed by regulations. Moreover, competition for certain types of acquisitions is significant, particularly in the fields of broadcast stations and interactive media. Even if successfully negotiated, closed, and integrated, certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets.

Impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of the Company's stock. We test our goodwill and intangible assets, including FCC licenses, for impairment during the fourth quarter of every fiscal year and on an interim basis if indicators of impairment exist. Factors which influence the evaluation include the Company's stock price and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, a potentially material impairment charge could be incurred. At June 30, 2015, goodwill and intangible assets totaled $2.0 billion, or 69 percent of Meredith's total assets, with $1.2 billion in the national media segment and $0.8 billion in the local media segment. The review of goodwill is performed at the reporting unit level. The Company has three reporting units, local media, magazine brands, and MXM. As of May 31, 2015, the date that management last performed our annual review of impairment of goodwill and intangible assets, the fair value of the local media reporting unit significantly exceeded its net assets, the fair value of the magazine brands reporting unit exceeded its net assets by approximately 20 percent, and the fair value of the MXM reporting unit exceeded its net assets by nearly 50 percent. Changes in key assumptions about the economy or business prospects used to estimate fair value or other changes in market conditions could result in an impairment charge. Although these charges would be non-cash in nature and would not affect the Company's operations or cash flow, they would adversely affect stockholders' equity and reported results of operations in the period charged.

We have two classes of stock with different voting rights. We have two classes of stock: common stock and Class B stock. Holders of common stock are entitled to one vote per share and account for approximately 35 percent of the voting power. Holders of Class B stock are entitled to ten votes per share and account for the remaining 65 percent of the voting power. There are restrictions on who can own Class B stock. The majority of Class B shares are held by members of Meredith's founding family. Control by a limited number of holders may make the Company a less attractive takeover target, which could adversely affect the market price of our common stock. This voting control also prevents other shareholders from exercising significant influence over certain of the Company's business decisions.

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

The local media segment operates from facilities in the following locations: Atlanta, GA; Phoenix, AZ; St. Louis, MO; Beaverton, OR; Nashville, TN; Rocky Hill, CT; Fairway, KS; Greenville, SC; Henderson, NV; Mobile, AL; Saginaw, MI; and Springfield, MA. The Company believes these properties are adequate for their intended use. The property in St. Louis is leased, while the other properties are owned by the Company. Each of the broadcast stations also maintains one or more owned or leased transmitter sites.

The national media segment operates mainly from the Des Moines offices and from a leased facility in New York, NY. The New York facility is used primarily as advertising sales offices for all Meredith magazines and as headquarters for Family Circle, Shape, Parents, FamilyFun, American Baby, EveryDay with Rachael Ray, More, and Siempre Mujer properties. Allrecipes operates out of leased space in Seattle, WA. We have also entered into leases for magazine editorial offices, customer relationship marketing operations, and national media sales offices in the states of California, Colorado, Illinois, Massachusetts, Michigan, Texas, Vermont, and Virginia. The Company believes these facilities are sufficient to meet our current and expected future requirements.

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

	High	Low	Dividends
Fiscal 2015
First Quarter	$50.24	$42.69	$0.4325
Second Quarter	55.75	41.95	0.4325
Third Quarter	57.22	49.63	0.4575
Fourth Quarter	55.56	50.25	0.4575

	High	Low	Dividends
Fiscal 2014
First Quarter	$49.10	$42.44	$0.4075
Second Quarter	53.84	46.70	0.4075
Third Quarter	52.45	40.11	0.4325
Fourth Quarter	48.45	43.01	0.4325

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased our dividend for 22 consecutive years. It is currently anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2015, there were approximately 1,000 holders of record of the Company's common stock and 580 holders of record of Class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock during the period July 1, 2010, to June 30, 2015, with the Standard and Poor's (S&P) MidCap 400 Index and with a peer group of companies engaged in multimedia businesses primarily with publishing and/or television broadcasting in common with the Company.

The S&P MidCap 400 Index is comprised of 400 mid-sized U.S. companies with a market cap in the range of $1.4 billion to $5.9 billion in the financial, information technology, industrial, and consumer discretionary industries covering more than 7 percent of the U.S. equities market and is weighted by market capitalization. The Peer Group selected by the Company for comparison, which is also weighted by market capitalization, is comprised of TEGNA Inc. (formerly Gannett Co., Inc.); Graham Holding Company (formerly The Washington Post Company); Martha Stewart Living Omnimedia, Inc.; Media General, Inc.; and The E.W. Scripps Company.

The graph depicts the results for investing $100 in the Company's common stock, the S&P MidCap 400 Index and the Peer Group at closing prices on June 30, 2010, assuming dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended June 30, 2015.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under the programs
				(in thousands)
April 1 to April 30, 2015	1,227	$53.22	361	$97,463
May 1 to May 31, 2015	12,777	51.86	4,551	97,228
June 1 to June 30, 2015	76,552	53.36	3,457	97,049
Total	90,556	53.14	8,369

1
The number of shares purchased includes 361 shares in April 2015, 4,551 shares in May 2015, and 3,457 shares in June 2015 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

2
The number of shares purchased includes 866 shares in April 2015, 8,226 shares in May 2015, and 73,095 shares in June 2015 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the fiscal years 2011 through 2015 are contained under the heading "Five-Year Financial History with Selected Financial Data" beginning on page 86 and are primarily derived from consolidated financial statements for those years. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

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

EXECUTIVE OVERVIEW

Meredith has been committed to service journalism for more than 110 years. Today, the Company has multiple distribution platforms—including broadcast television, print, digital, mobile, tablets, and video—to provide consumers with content they desire and to deliver the messages of our advertising and marketing partners.

Meredith operates two business segments. The local media segment includes 16 owned television stations and one managed station reaching 11 percent of U.S. households. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith’s stations produce more than 660 hours of local news and entertainment content each week, and operate leading local digital destinations.

Meredith’s national media segment reaches a multi-channel audience of approximately 220 million consumers monthly, including 100 million unduplicated women and over 60 percent of American millennial women. Meredith is the leader in creating content across media platforms in key consumer interest areas such as food, home, parenthood, and health through well-known brands such as Better Homes and Gardens, Parents, Allrecipes, and Shape. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. and at Walmart.com. MXM is a leader at developing and delivering custom content and customer relationship marketing programs for many of the world’s top companies and brands.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2015, the national media segment accounted for 66 percent of the Company's $1.6 billion in revenues while local media segment revenues contributed 34 percent.

Meredith's balanced portfolio consistently generates substantial free cash flow, and the Company is committed to growing Total Shareholder Return (TSR) through dividend payments, share repurchases, and strategic business investments. Meredith’s current annualized dividend of $1.83 per share currently yields approximately 4 percent. Meredith has paid a dividend for 68 straight years and increased it annually for 22 consecutive years.

In fiscal 2015, we successfully executed on our TSR strategy by making strategic investments to scale up our business while returning cash to our shareholders. For example, we added high quality television stations to our local media portfolio; broadened our national media portfolio through acquisitions and long-term partnerships; and increased our dividend. Fiscal 2015 highlights include:

Strengthened our media portfolio through acquisitions, enhancing existing brands, and launching new brands. For example, we:

•
Completed transactions to buy the broadcast assets of WALA, the FOX affiliate in Mobile, Alabama-Pensacola, Florida and WGGB, the ABC affiliate in Springfield, Massachusetts, that also airs FOX on a digital tier. Together with the fiscal 2014 acquisitions of KMOV in St. Louis and KTVK in Phoenix, we created two new profitable duopoly markets and added great properties to our station group.

•
Broadened our media portfolio through acquisitions and long-term partnerships. We acquired the Shape brand, the leader in the women’s active lifestyle category; acquired the rights to operate Martha Stewart’s media properties including Martha Stewart Living magazine and marthastewart.com; entered the millennial-rich wedding category through the addition of mywedding.com; increased our inventory of premium digital advertising and drove rate growth with the acquisition of Selectable Media; and acquired Qponix, a leading shopper marketing data platform technology.

•
Strengthened our existing brands and launched new brands. In our national media segment we expanded the rate base for Allrecipes and EatingWell magazines; redesigned Family Circle, More, and Wood magazines; and premiered Eat This!Not That! and Parents Latina magazines. In our local media segment we added news hours at several stations and delivered record political advertising.

Grew revenues and operating profit from activities that are not dependent on advertising. We delivered significant growth in retransmission-related revenues and profit in our local media operations. Within our national media operations, we grew brand licensing revenues and operating profit within brand licensing and MXM.

Drove rapid growth in our digital mobile, video, and social platforms. We redesigned and relaunched several of our key digital destinations, including BHG.com and agriculture.com, while also updating key apps including the popular Allrecipes Dinner Spinner. We also completed the groundwork for the next generation of Allrecipes.com, the world’s leading digital food destination. As a whole, traffic to our websites grew to a record high of approximately 70 million monthly unique visitors, ranking us among the top 35 digital operators in the U.S.

Successfully executed our TSR strategy. We increased our dividend 6 percent - our 22nd consecutive year of increases and repurchased approximately 925,000 shares.

Going forward, we are aggressively pursuing these parallel paths designed to accelerate revenue growth and increase operating profit margins and cash flow over time:

•	First, successfully integrating our recent acquisitions and growing our existing businesses organically.

•	Second, rapidly growing our digital and mobile businesses.

•	Third, continuing to pursue opportunities to add to our portfolios.

•	Fourth, increasing revenues from businesses not dependent on traditional advertising.

•	Fifth, aggressively managing our costs; and

•	Finally, continuing to execute our TSR strategy by ongoing dividend increases, share repurchases, and seeking accretive acquisitions that grow cash flow over time.

LOCAL MEDIA

Local media derives the majority of its revenues—75 percent in fiscal 2015—from the sale of advertising both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, television production services, and other services.

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

Local media's major expense categories are employee compensation and programming fees paid to the networks. Employee compensation represented 43 percent of local media's operating expenses in fiscal 2015. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. Programming fees paid to the networks represented 17 percent of this segment's fiscal 2015 expenses. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 40 percent of local media's fiscal 2015 operating expenses.

NATIONAL MEDIA

Advertising revenues made up 47 percent of fiscal 2015 national media revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 30 percent of fiscal 2015 national media revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. In the short term, subscription revenues, which accounted for 86 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. A key factor in our subscription success is our industry-leading database. It contains approximately 100 million entries that include information on about three-quarters of American homeowners, which includes over 60 percent of millennial women, providing an average of 800 data points for each name. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 23 percent of national media revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. MXM offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers, both in printed and digital forms. These other revenues are generally affected by changes in the level of economic activity in the U.S. including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented 29 percent of the segment's operating expenses in fiscal 2015. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The printing of our publications is outsourced. We typically have multi-year contracts for the printing of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS increased rates most recently in May 2015. At this time, the USPS has not proposed any future rate increases. Based on a recent court ruling, the 4.3 percent increase remains temporary and is expected to expire in April 2016. Meredith works with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases.

Employee compensation, which includes benefits expense, represented 27 percent of national media's operating expenses in fiscal 2015, and is affected by the same factors noted for local media. The remaining 44 percent of fiscal 2015 national media expenses included costs for magazine newsstand and book distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

FISCAL 2015 FINANCIAL OVERVIEW

•
Meredith completed several strategic acquisitions including the October 2014 acquisition of WGGB, the ABC affiliate in Springfield, Massachusetts; the November 2014 acquisitions of the Martha Stewart Living media properties and related digital assets and of mywedding.com; the December 2014 acquisitions of WALA, the FOX affiliate in Mobile, Alabama-Pensacola, Florida and of Selectable Media; and the February 2015 acquisition of the Shape brand and related digital assets.

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

•
Local media revenues increased 33 percent and operating profit rose 44 percent reflecting the acquisition of two television stations in the second half of fiscal 2014, the acquisition of two television stations in the first half of fiscal 2015, and increased cyclical political advertising.

•
National media revenues declined 1 percent compared to the prior year as declines in the revenues of our magazine operations of $103.6 million more than offset revenues from acquisitions of $84.2 million and increased revenues in our interactive media operations of $12.5 million. Approximately 45 percent of the decline in revenues of our magazine operations was due to the prior-year conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication. National media operating profit increased 8 percent as operating profit from acquisitions of $17.9 million, improved operating results in our digital and mobile operations of $11.3 million, the lack of a $10.3 million intangible impairment charge as recorded in the prior year, and increased operating profit in our customer relationship marketing operations of $4.0 million more than offset a decline of magazine operating results of $31.6 million.

•	Diluted earnings per share increased 21 percent to $3.02 from $2.50 in fiscal 2014.

•	In fiscal 2015, we generated $192.3 million in operating cash flows, invested $257.0 million in acquisitions of and investments in businesses, and invested $33.2 million in capital improvements.

RESULTS OF OPERATIONS

Years ended June 30,	2015	Change	2014	Change	2013
(In millions except per share data)
Total revenues	$1,594.2	9%	$1,468.7	0%	$1,471.3
Costs and expenses	1,294.3	6%	1,222.3	1%	1,215.1
Depreciation and amortization	57.8	(4)%	59.9	32%	45.4
Total operating expenses	1,352.1	5%	1,282.2	2%	1,260.5
Income from operations	$242.1	30%	$186.5	(12)%	$210.8
Net earnings	$136.8	20%	$113.5	(8)%	$123.7
Diluted earnings per share	3.02	21%	2.50	(9)%	2.74

OVERVIEW

Following are brief descriptions of recent acquisitions and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the local media and national media segments and an analysis of our consolidated results of operations for the last three fiscal years.

Acquisitions

During fiscal 2015, Meredith completed several acquisitions including the October 2014 acquisition of WGGB and the December 2014 acquisition of WALA in our local media segment, and the November 2014 acquisitions of the rights to operate the Martha Stewart Living media properties and related digital assets and of mywedding.com, the December 2014 acquisition of Selectable Media, and the February 2015 acquisition of the Shape brand and its related digital assets in our national media segment. In the second half of fiscal 2014, Meredith completed the acquisitions of KMOV, the CBS affiliate in St. Louis, Missouri, and KTVK, an independent station in Phoenix, Arizona. In fiscal 2013, we acquired Parenting and Babytalk magazines and related digital assets and the remaining interest in Living the Country Life, LLC. These acquisitions were not material to our consolidated financial statements. The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the consolidated financial statements for further information.

In the fourth quarter of fiscal 2015, Shape and Fitness magazines were merged into one publication under the Shape brand. In MD&A disclosures, references to increases due to acquisitions includes the incremental increase of the combined Fitness/Shape magazine operations as compared to the operations of Fitness magazine in the fourth quarter of fiscal 2014.

Trends and Uncertainties

Advertising demand is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Advertising revenues accounted for 56 percent of total revenues in fiscal 2015. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates, and, over time, television programming rights. The Company's cash flows from operating activities, our primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

LOCAL MEDIA

The following discussion reviews operating results for the Company's local media segment, which consists of 16 owned television stations and one managed station and related digital and mobile media. The local media segment contributed 34 percent of Meredith's consolidated revenues and 57 percent of the combined operating profit from local media and national media operations in fiscal 2015.

Fiscal 2015 local media revenues rose 33 percent and operating profit grew 44 percent reflecting the acquisition of two television stations in the second half of fiscal 2014, the acquisition of two television stations in the first half of fiscal 2015, and increased cyclical political advertising.

Local media revenues increased 7 percent in fiscal 2014 as revenues from station acquisitions and strong increases in other revenues more than offset a $34.1 million reduction in political advertising, which was expected in a non-political year. Local media operating profit declined 9 percent in fiscal 2014.

Local media operating results for the last three fiscal years were as follows:

Years ended June 30,	2015	Change	2014	Change	2013
(In millions)
Revenues	$534.3	33%	$402.8	7%	$376.1
Operating expenses	(371.6)	28%	(289.7)	15%	(252.0)
Operating profit	$162.7	44%	$113.1	(9)%	$124.1

Local Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2015	Change	2014	Change	2013
(In millions)
Revenues
Non-political advertising	$356.5	23%	$290.7	8%	$268.8
Political advertising	43.8	797%	4.9	(87)%	39.0
Other	134.0	25%	107.2	57%	68.3
Total revenues	$534.3	33%	$402.8	7%	$376.1

Local media revenues increased 33 percent in fiscal 2015. The increase was due primarily to acquisitions and higher political advertising related to the November 2014 elections. Political advertising revenues totaled $43.8 million in the current fiscal year compared with $4.9 million in the prior year. Political revenues from acquisitions accounted for 25 percent of the increase in political advertising revenues. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues increased 23 percent in fiscal 2015 due primarily to the addition of $73.8 million of non-political advertising revenue from acquisitions. Excluding the $73.8 million non-political advertising revenues from acquisitions, local non-political advertising revenues and national non-political advertising revenues each declined 3 percent in fiscal 2015. Online advertising increased 37 percent as compared to the prior year primarily due to the addition of the acquisitions. Other revenues, which are primarily retransmission fees from cable, satellite, and telecommunications operators and station management fees, increased 25 percent in fiscal 2015 primarily due to the addition of revenues of $20.1 million from acquisitions and increased retransmission fees of $12.1 million.

Local media revenues increased 7 percent in fiscal 2014. Non-political advertising revenues increased 8 percent in fiscal 2014 as compared to the prior year primarily due to the addition of acquisitions non-political revenue of $14.7 million. Excluding the $14.7 million non-political advertising revenues from acquisitions, local non-political advertising revenues increased 3 percent while national non-political advertising was flat. Political advertising revenues totaled $4.9 million in fiscal 2014 compared with $39.0 million in the prior year. Online advertising revenues grew more than 15 percent in fiscal 2014 driven by increased traffic across the desktop and video platforms, the launch of new mobile apps, and the addition of the acquisitions. Other revenue grew significantly in fiscal 2014 primarily reflecting increased retransmission fees due to having a full year of benefit from agreements that were renegotiated in fiscal 2013.

Local Media Operating Expenses

Fiscal 2015 local media operating expenses increased 28 percent. Approximately 90 percent of the increase was due to the addition of acquisition operating expenses. In addition, programming fees paid to the networks increased $11.6 million, film amortization rose $1.6 million, and legal services expense increased $1.3 million. These increases were offset by a decrease in transaction costs related to station acquisitions of $3.2 million and a $1.1 million reduction in severance and related benefit accruals as compared to the prior year.

Local media operating expenses increased 15 percent in fiscal 2014. Increased programming fees paid to the networks of $14.8 million, the addition of acquisition expenses of $14.1 million, transaction costs related to the acquisitions of $5.5 million, higher payroll and related costs of $2.8 million and a $1.9 million increase in severance and related benefit accruals as compared to the prior year were partially offset by lower legal service costs of $3.6 million.

Local Media Operating Profit

Local media operating profit increased 44 percent in fiscal 2015 compared with the prior year reflecting the addition of the acquisitions as well as the increase in political advertising revenues.

Fiscal 2014 local media operating profit declined 9 percent compared with fiscal 2013 primarily due to a change in the mix of revenues from higher margin political advertising revenues to lower margin other revenues and increased operating expenses as discussed above.

NATIONAL MEDIA

The following discussion reviews operating results for our national media segment, which includes magazine publishing, digital and customer relationship marketing, digital and mobile media, brand licensing, database-related activities, and other related operations. The national media segment contributed 66 percent of Meredith's consolidated revenues and 43 percent of the combined operating profit from local media and national media operations in fiscal 2015.

National media revenues declined 1 percent in fiscal 2015 while segment operating profit grew 8 percent. Fiscal 2014 national media revenues decreased 3 percent and operating profit declined 18 percent. National media operating results for the last three fiscal years were as follows:

Years ended June 30,	2015	Change	2014	Change	2013
(In millions)
Revenues	$1,059.9	(1)%	$1,065.9	(3)%	$1,095.2
Operating expenses	(937.2)	(2)%	(952.8)	0%	(957.2)
Operating profit	$122.7	8%	$113.1	(18)%	$138.0

National Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2015	Change	2014	Change	2013
(In millions)
Revenues
Advertising	$496.2	3%	$482.8	(6)%	$515.8
Circulation	313.7	(4)%	327.2	2%	322.2
Other	250.0	(2)%	255.9	0%	257.2
Total revenues	$1,059.9	(1)%	$1,065.9	(3)%	$1,095.2

Advertising Revenue
The following table presents advertising page information according to Publishers Information Bureau for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2015	Change	2014	Change	2013
Better Homes and Gardens	1,099	(6)%	1,174	(7)%	1,263
Parents	1,074	(14)%	1,256	2%	1,231
Family Circle	956	(1)%	962	(16)%	1,147
Fitness / Shape	720	(1)%	729	(5)%	766
More	565	(8)%	611	(11)%	685
EveryDay with Rachael Ray	513	(18)%	628	(3)%	645
Traditional Home	493	—%	495	(12)%	562
FamilyFun	441	(19)%	543	(3)%	558
Midwest Living	358	(11)%	402	5%	382
American Baby	309	(11)%	348	(6)%	370
Martha Stewart Living [1]	301	n/m	—	n/m	—
EatingWell	257	(12)%	293	31%	223
Allrecipes [2]	164	71%	96	n/m	—
Ladies' Home Journal	—	n/m	517	(26)%	703
¹ Since date of acquisition in fiscal 2015
[2] Since date of launch in fiscal 2014
n/m - Not meaningful

Fiscal 2015 national media advertising revenues increased 3 percent. Online advertising revenues in our digital and mobile media operations increased almost 50 percent in fiscal 2015 primarily due to acquisitions, strong performance at Allrecipes.com, and other organic growth. Magazine advertising revenues declined 6 percent. Total advertising pages declined in the high-single digits on a percentage basis. Excluding advertising revenues and page declines due to the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication, ad revenues and pages decreased 1 percent and 4 percent, respectively, primarily due to declines in our parenthood titles partially offset by the addition of advertising revenues and pages from acquired magazines. Among our core advertising categories, prescription drugs showed strength while most other categories were weaker.

National media advertising revenues decreased 6 percent in fiscal 2014. Magazine advertising revenues declined 7 percent. Total advertising pages decreased in the high-single digits on a percentage basis in fiscal 2014 with most of our titles showing declines. Among our advertising categories, direct response and non-prescription drugs showed strength while demand was weaker for toiletries and cosmetics, food and beverage, and retail. Online advertising revenues declined 1 percent in fiscal 2014.

Circulation Revenues
Magazine circulation revenues decreased 4 percent in fiscal 2015. Subscription revenues declined in the low-single digits. A decline in subscription revenues of $24.5 million from the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication, a decline in More magazine's subscription revenues of $3.7 million primarily due to a rate base change, and declines in several other titles due to changes in subscriber source mix were partially offset by subscription revenues from acquisitions of $31.3 million. Newsstand revenues declined approximately 20 percent in fiscal 2015. The decline in newsstand revenues was primarily due to overall weaker demand and a wholesaler disruption in the newsstand channel.

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

Other Revenues
Fiscal 2015 other revenues decreased 2 percent primarily due to declines in list rental revenues in our magazine operations.

Other revenues were flat in fiscal 2014. MXM revenues decreased in the mid-single digits in fiscal 2014 due primarily to weakness in our health and digital customer relation marketing practices. Brand licensing revenues grew approximately 10 percent primarily due to continued strong sales of Better Homes and Gardens’ licensed products at Walmart stores.

National Media Operating Expenses

Fiscal 2015 national media operating expenses declined 2 percent as compared to the prior year. The conversion of Ladies' Home Journal reduced operating expenses by $48.1 million. In the prior year, an intangible assets impairment charge of $10.3 million was recorded. Circulation expenses declined $9.2 million. Paper costs declined $8.4 million primarily due to a decrease in printing volumes. In addition to the decrease in the volume of paper used, paper expense also decreased due to a low-single digit decline in average paper prices as compared to the prior year. Payroll and related costs declined $4.4 million and editorial costs decreased $4.0 million. These declines were partially offset by the addition of expenses from acquisitions of $66.3 million.

National media operating expenses were flat in fiscal 2014. Fiscal 2014 paper costs declined $9.6 million primarily due to the decrease in printing volumes. In addition to the decrease in the volume of paper used, paper expense also decreased due to a mid-single digit decline in average paper prices as compared to fiscal 2013. Payroll and related costs were down $7.9 million due primarily to restructuring actions taken in the prior year. Postage and other delivery and fulfillment costs declined $5.9 million and editorial costs declined by $4.5 million. Performance-based incentive accruals decreased by $5.1 million. Mostly offsetting these declines were increases in circulation expenses of $10.1 million and paid search costs of $3.2 million. Circulation expenses rose due to an increase in agent expenses.

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

National Media Operating Profit

National media operating profit grew 8 percent in fiscal 2015. Operating profit from acquisitions of $17.9 million, improved operating results in our digital and mobile operations of $11.3 million, the lack of a $10.3 million intangible impairment charge as recorded in the prior year, and increased operating profit in our customer relationship marketing operations of $4.0 million more than offset a decline of magazine operating results of $31.6 million.

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

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three fiscal years were as follows:

Years ended June 30,	2015	Change	2014	Change	2013
(In millions)
Unallocated corporate expenses	$43.2	9%	$39.7	(23)%	$51.3

Unallocated corporate expenses increased 9 percent in fiscal 2015 compared with the prior year. Increases in performance-based incentive accruals of $1.5 million, charitable contributions of $1.5 million, and other small increases in various expense categories were partially offset by a reduction in consulting costs of $2.4 million.

Unallocated corporate expenses decreased 23 percent in fiscal 2014 as fiscal 2013 results included a charge of $5.1 million for professional fees and expenses related to a strategic transaction that did not materialize. Decreases in investment spending in Next Issue Media of $4.1 million and charitable contributions of $1.5 million also contributed to the decline.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2015	Change	2014	Change	2013
(In millions)
Production, distribution, and editorial	$598.9	6%	$567.0	1%	$561.1
Selling, general, and administrative	695.3	6%	655.2	0%	654.1
Depreciation and amortization	57.8	(4)%	59.9	32%	45.4
Operating expenses	$1,352.1	5%	$1,282.2	2%	$1,260.5

Production, Distribution, and Editorial Costs
Production, distribution, and editorial costs increased 6 percent in fiscal 2015. The addition of acquisition expenses of $61.9 million and increases in programming fees paid to the networks of $11.6 million were partially offset by a reduction in Ladies Home Journal expenses of $22.8 million and declines in paper expense of $8.4 million and editorial expenses of $4.0 million. In addition, customer relationship marketing expenses declined $10.1 million primarily due to a change in product mix.

Fiscal 2014 production, distribution, and editorial costs increased 1 percent compared to fiscal 2013. Increases in programming fees paid to the networks of $14.8 million and the addition of local media acquisition expenses of $6.1 million offset declines in national media paper costs of $9.6 million, postage and other delivery and fulfillment costs of $5.9 million, and editorial costs of $4.5 million.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased 6 percent in fiscal 2015. The addition of acquisition expenses of $64.9 million, increases in performance-based incentive accruals of $6.0 million, and increases in charitable contributions of $1.5 million more than offset a reduction in Ladies Home Journal expenses of $25.3 million and a decline in circulation expenses of $9.2 million. Customer relationship marketing expenses increased $5.4 million primarily due to a change in product mix.

Fiscal 2014 selling, general, and administrative expenses were flat compared to fiscal 2013. Circulation expenses increased $10.1 million, the addition of local media acquisition expenses added $5.3 million, and the accrual for severance and related benefit costs was $4.5 million higher than in fiscal 2013. Offsetting these increases were declines in performance-based incentive accruals of $6.3 million, the lack of expenses related to a fiscal 2013 strategic transaction that did not materialize of $5.1 million, lower investment spending in Next Issue Media of $4.1 million, a decrease in local media legal costs of $3.6 million, lower employee compensation costs of $2.5 million, a favorable curtailment credit related to our postretirement benefit plan of $1.5 million, and a reduction in charitable contributions of $1.5 million.

Depreciation and Amortization
Depreciation and amortization expense decreased 4 percent in fiscal 2015. In fiscal 2014, an impairment charge of $10.3 million related to trademarks and customer lists was recorded. No such impairment charge has been taken in fiscal 2015. In addition, certain intangible assets related to acquisitions in fiscal 2012 became fully amortized in the prior year or current year resulting in $2.9 million less amortization expense in fiscal 2015. These decreases were partially offset by increased depreciation and amortization from acquisitions of $12.0 million.

Depreciation and amortization expense increased 32 percent in fiscal 2014. Due to restructuring plans committed to by management during fiscal 2014, trademarks of $9.5 million and customer lists of $0.8 million were deemed to be impaired and were written off. Excluding these impairments, depreciation and amortization expense increased primarily due to the acquisition of KMOV.

Operating Expenses
Employee compensation including benefits was the largest component of our operating expenses in fiscal 2015. Employee compensation represented 34 percent of total operating expenses in fiscal 2015 compared to 33 percent in fiscal 2014, and 34 percent in fiscal 2013. National media paper, production, and postage combined expense was the second largest component of our operating costs in fiscal 2015, representing 20 percent of the total. In fiscal 2014, these expenses represented 23 percent and in fiscal 2013, they were 24 percent.

Income from Operations

Income from operations rose 30 percent in fiscal 2015. The addition of acquisitions operating profits of $49.0 million, higher operating profits in our local media segment of $15.5 million, improved operating results in our national media digital and mobile operations of $11.3 million, the lack an impairment charge of $10.3 million as recorded in fiscal 2014, and increased operating profits in our customer relationship marketing operations of $4.0 million were partially offset by declines in the operating results of our magazine operations of $31.6 million.

Income from operations decreased 12 percent in fiscal 2014 compared to fiscal 2013. The decrease in income from operations was primarily due to a larger restructuring charge recorded in fiscal 2014 than was recorded in fiscal 2013. In addition, decreases in the operating profit of our magazine operations of $23.8 million more than offset improved operating results in our national media digital and mobile operations of $8.6 million and our licensing operations of $3.9 million.

Net Interest Expense

Net interest expense was $19.4 million in fiscal 2015, $12.2 million in fiscal 2014, and $13.4 million in fiscal 2013. Average long-term debt outstanding was $780.3 million in fiscal 2015, $428.8 million in fiscal 2014, and $367.7 million in fiscal 2013. The Company's approximate weighted average interest rate was 2.5 percent in fiscal 2015, 2.7 percent in fiscal 2014, and 3.7 percent in fiscal 2013. The fiscal 2015 weighted average rate includes the effects of derivative financial instruments.

Income Taxes

The Company's effective tax rate was 38.6 percent in fiscal 2015, 34.9 percent in fiscal 2014, and 37.4 percent in fiscal 2013. The fiscal 2014 rate reflected tax benefits realized due to expiring federal and state statutes of limitations and federal tax benefits from the restructuring of Meredith's international operations. The fiscal 2013 rate reflected favorable adjustments primarily due to tax benefits from the resolution of state and local tax contingencies.

Net Earnings and Earnings per Share

Net earnings were $136.8 million ($3.02 per diluted share) in fiscal 2015, up 20 percent from $113.5 million ($2.50 per diluted share) in fiscal 2014. The increase in net earnings was primarily due to the growth in income from operations as discussed above reduced by increased interest expense and higher taxes. Both average basic and diluted shares outstanding decreased slightly.

Net earnings were $113.5 million ($2.50 per diluted share) in fiscal 2014, down 8 percent from $123.7 million ($2.74 per diluted share) in fiscal 2013. The decrease in net earnings was primarily due to a larger restructuring charge recorded in fiscal 2014 than was recorded in fiscal 2013. In addition, decreases in the operating profit of our magazine operations of $23.8 million more than offset improved operating results in our national media digital and mobile operations of $8.6 million and our licensing operations of $3.9 million. Both average basic and diluted shares outstanding increased slightly.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2015	2014	2013
(In millions)
Cash flows from operating activities	$192.3	$178.1	$189.1
Cash flows from investing activities	(206.8)	(442.3)	(76.2)
Cash flows from financing activities	0.7	273.1	(111.1)
Net cash flows	$(13.8)	$8.9	$1.9
Cash and cash equivalents	$22.8	$36.6	$27.7
Long-term debt (including current portion)	795.0	715.0	350.0
Shareholders' equity	951.9	891.7	854.3
Debt to total capitalization	46%	45%	29%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. Our core businesses—magazine and television broadcasting—have been strong cash generators. Despite the introduction of many new technologies, we believe these businesses will continue to have strong market appeal for the foreseeable future. As is true in any business, changes in the level of demand for magazine and television advertising or other products as well as changes in costs can have a significant effect on operating results and cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2015, we had up to $122.5 million available under our revolving credit facility and up to $20.0 million available under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $13.8 million in fiscal 2015. They increased $8.9 million in fiscal 2014 and $1.9 million in fiscal 2013. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, dividends, stock repurchases, and capital investments.

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

Cash provided by operating activities totaled $192.3 million in fiscal 2015 compared with $178.1 million in fiscal 2014. The change is primarily due to increased net earnings and an increase in deferred income taxes.

Cash provided by operating activities totaled $178.1 million in fiscal 2014 compared with $189.1 million in fiscal 2013. The change is primarily due to the timing of cash payments such as income tax payments and lower net earnings (excluding the impact of non-cash impairments).

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. During fiscal 2015, we made a $5.0 million contribution. We made no contributions in fiscal 2014 or fiscal 2013. We do not anticipate a required contribution in fiscal 2016.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities was $206.8 million in fiscal 2015 compared to $442.3 million in fiscal 2014 as less cash was used in the current year related to the purchases of acquisitions. In addition, Meredith received proceeds from the sale of assets in the current year. No such sales occurred in fiscal 2014.

Net cash used in investing activities increased to $442.3 million in fiscal 2014 from $76.2 million in the prior year. The increase primarily reflects cash used for the purchase of the broadcast stations in fiscal 2014.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash provided by financing activities totaled $0.7 million in fiscal 2015, compared with $273.1 million in the prior year. The change in cash from financing activities is primarily due to net debt proceeds of $80.0 million in the current year compared to net debt proceeds $365.0 million in the prior year. The debt incurred in both fiscal 2015 and fiscal 2014 was used primarily to fund acquisitions.

Net cash provided by financing activities totaled $273.1 million in fiscal 2014, compared with net cash used in financing activities of $111.1 million in fiscal 2013. The change in cash from financing activities is primarily due to net debt proceeds of $365.0 million in fiscal 2014 primarily to finance the broadcast acquisitions, compared to a net $30.0 million debt reduction in fiscal 2013.

Long-term Debt

At June 30, 2015, long-term debt outstanding totaled $795.0 million ($237.5 million under a term loan, $250.0 million in floating-rate unsecured senior notes, $150.0 million in fixed-rate unsecured senior notes, $80.0 million under an asset-backed bank facility, and $77.5 million outstanding under a revolving credit facility).

During fiscal 2015, the Company entered into interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.19 percent on the swap maturing in August 2018, 0.28 percent on the swap maturing in March 2019, and 0.28 percent on the swaps maturing in August 2019 as of June 30, 2015) on the $300.0 million notional amount of indebtedness.

The revolving credit facility has a capacity of up to $200.0 million. Both the revolving credit facility and the term loan have a five-year term which will expire in March 2019. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. As of June 30, 2015, the weighted average interest rate was 1.88 percent for the revolving credit facility and term loan, after taking into account the effect of outstanding interest rate swap agreements. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At June 30, 2015, $237.5 million was outstanding under the term loan and $77.5 million was outstanding under the revolver. Of the term loan, $12.5 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

The floating-rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating-rate unsecured senior notes was 3.26 percent at June 30, 2015, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating-rate unsecured senior notes was 3.03 percent at June 30, 2015, after taking into account the effect of outstanding interest rate swap agreement. None of the floating-rate senior notes are due in the next 12 months.

Of the fixed-rate unsecured senior notes, $50.0 million is due in the next 12 months. We expect to repay the senior notes with cash from operations and credit available under existing credit agreements. The fixed-rate senior notes are repayable in amounts of $50.0 million and are due from March 1, 2016, to March 1, 2018. The fixed-rate senior notes carry an interest rate of 3.04 percent.

In connection with the asset-backed bank facility, we entered into a revolving agreement. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2015, $172.0 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate, 3.25 percent at June 30, 2015, from Meredith Funding Corporation. As of June 30, 2015, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. The interest rate was 1.04 percent as of June 30, 2015. In February 2015, we renewed our asset-backed bank facility for an additional six month period on terms substantially similar to those previously in place. The renewed facility will expire in October 2015. We expect to renew the asset-backed bank facility on or before its expiration date under substantially similar terms.

We believe our debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2015, is as follows:

	Required at June 30, 2015	Actual at June 30, 2015
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	2.49
Ratio of EBITDA[1] to interest expense	Greater than 2.75	15.29
1 EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other financial covenants at June 30, 2015.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2015:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$795.0	$62.5	$150.0	$332.5	$250.0
Debt interest [1]	89.1	17.0	28.3	18.4	25.4
Broadcast rights and network programming [2]	213.2	86.6	109.4	17.0	0.2
Contingent acquisition consideration [3]	70.8	0.8	8.6	61.4	—
Operating leases	150.5	18.4	33.1	27.7	71.3
Purchase obligations and other [4]	47.3	23.4	14.6	5.1	4.2
Total contractual cash obligations	$1,365.9	$208.7	$344.0	$462.1	$351.1

1
Debt interest represents semi-annual interest payments due on fixed-rate senior notes outstanding at June 30, 2015 and estimated interest payments on variable-rate term loan and variable-rate private placement senior notes outstanding at June 30, 2015. Interest payments on variable-rate debt is estimated using the effective interest rate including projected payments related to interest rate swaps as of June 30, 2015.

2
Commitments for broadcasting rights and network programming consist of future rights to broadcast television programming and future programming costs pursuant to network affiliate agreements. Broadcast rights include $30.3 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2015.

3
While it is not certain if and /or when these contingent acquisition payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

4	Purchase obligations and other includes expected postretirement benefit payments.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2015, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $43.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 7 to the Consolidated Financial Statements for further discussion of income taxes.

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

Share Repurchase Program

We have maintained a program of Company share repurchases for 27 years. In fiscal 2015, we spent $46.8 million to repurchase an aggregate of 924,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $78.2 million to repurchase an aggregate of 1,640,000 shares in fiscal 2014 and $54.7 million to repurchase an aggregate of 1,477,000 shares in fiscal 2013. We expect to continue repurchasing shares from time to time subject to market conditions. In May 2014, the Board of Directors authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions. As of June 30, 2015, $97.0 million remained available under the current authorizations for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2015.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend annually for 22 consecutive years. The last increase occurred in February 2015 when the Board of Directors approved the quarterly dividend of 45.75 cents per share effective with the dividend payable in March 2015. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $4.5 million annually. Dividend payments totaled $80.0 million, or $1.78 per share, in fiscal 2015 compared with $75.4 million, or $1.68 per share, in fiscal 2014, and $70.5 million, or $1.58 per share, in fiscal 2013.

Capital Expenditures

Spending for property, plant, and equipment totaled $33.2 million in fiscal 2015, $24.8 million in fiscal 2014, and $26.0 million in fiscal 2013. Spending for all fiscal years primarily related to assets acquired in the normal course of business. The Company has no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

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

GOODWILL AND INTANGIBLE ASSETS

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At June 30, 2015, goodwill and intangible assets totaled $2.0 billion, or 69 percent of Meredith's total assets, with $1.2 billion in the national media segment and $0.8 billion in the local media segment.

Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. In reviewing goodwill for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At May 31, 2015, the date the Company last performed our annual evaluation of impairment of goodwill, management elected to perform the two-step goodwill impairment test for all reporting units. The first step of this test is to compare the fair value of a reporting unit to its carrying value. In reviewing other indefinite-lived intangible assets for impairment, the Company compares the fair value of the asset to the asset’s carrying value.

Fair value is determined using a discounted cash flow model which requires us to estimate the future cash flows expected to be generated by the reporting unit or to result from the use of the assets. These estimates depend upon assumptions about future revenues (including projections of overall market growth and our share of market), estimated costs, and appropriate discount rates where applicable. Our assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both our short-term financial forecasts and long-term strategic plans. Depending on the assumptions and estimates used, future cash flow projections can vary within a range of outcomes. Changes in key assumptions about the local media and national media businesses and their prospects or changes in market conditions could result in an impairment charge. See Item 1A.-Risk Factors for other factors which could affect our assumptions. Also see Note 4 to the consolidated financial statements for additional information. The impairment analysis of these assets is considered critical because of their significance to the Company and our local media and national media segments.

BROADCAST RIGHTS

Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $6.3 million were included in the Consolidated Balance Sheet at June 30, 2015. In addition, we had entered into contracts valued at $30.3 million not included in the Consolidated Balance Sheet at June 30, 2015, because the related programming was not yet available for airing.

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

Meredith will use a long-term rate of return on assets of 8.0 percent in developing fiscal 2016 pension costs, the same as used in fiscal 2015. The fiscal 2015 rate was based on various factors that include but are not limited to the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets earned 2.7 percent in fiscal 2015 and 20.2 percent in fiscal 2014. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2015, our pension expense would have increased by $0.7 million.

Meredith will use a discount rate of 3.75 percent in developing the fiscal 2016 pension costs, up from a rate of 3.57 percent used in fiscal 2015. If we had decreased the discount rate by 0.5 percent in fiscal 2015, our pension expense would have decreased by $0.2 million.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have resulted in an increase of $0.4 million in the postretirement benefit obligation at June 30, 2015, and no increase in the aggregate service and interest cost components of fiscal 2015 expense.

REVENUE RECOGNITION

Revenues from the newsstand sale of magazines are recorded net of our best estimate of expected product returns. Net revenues from newsstand sales totaled 4 percent of fiscal 2015 national media segment revenues. Allowances for returns are subject to considerable variability. Return allowances may exceed 65 percent for magazines sold on the newsstand. Estimation of these allowances for future returns is considered critical to the national media segment and the Company as a whole because of the potential impact on revenues.

Estimates of magazine newsstand returns are based on historical experience and current marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

SHARE-BASED COMPENSATION EXPENSE

Meredith has a stock incentive plan that permits us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under the plan are stock options and restricted shares of common stock. Share-based compensation expense totaled $12.5 million in fiscal 2015. As of June 30, 2015, unearned compensation cost was $3.0 million for restricted stock units, $2.3 million for restricted stock, and $2.8 million for stock options. These costs will be recognized over weighted average periods of 2.2 years, 1.3 years, and 1.7 years, respectively.

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

INCOME TAXES

Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 38.6 percent of earnings before income taxes in fiscal 2015. Net deferred tax liabilities totaled $340.0 million, or 18 percent of total liabilities, at June 30, 2015.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

ADOPTED OR PENDING ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in fiscal 2015 or will be effective for fiscal 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2014.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2015, Meredith had $150.0 million outstanding in fixed-rate, long-term debt. In addition, Meredith has effectively converted the $250.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $152.7 million from $152.1 million at June 30, 2015.

At June 30, 2015, $645.0 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $1.1 million.

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

Broadcast Rights Payable

The Company enters into broadcast rights contracts for our television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2015, a 10 percent decrease in interest rates would have resulted in an immaterial change in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

(This page has been left blank intentionally.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2015. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, Schedule II-Valuation and Qualifying Accounts. We also have audited the Company's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Des Moines, Iowa
August 24, 2015

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

/s/ Joseph Ceryanec

Joseph Ceryanec
Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2015	2014
(In thousands)
Current assets
Cash and cash equivalents		$22,833	$36,587
Accounts receivable (net of allowances of $8,495 in 2015 and $7,813 in 2014)		284,646	257,644
Inventories		24,681	24,008
Current portion of subscription acquisition costs		122,350	96,893
Current portion of broadcast rights		4,516	4,551
Assets held for sale		—	56,010
Other current assets		23,505	17,429
Total current assets		482,531	493,122
Property, plant, and equipment
Land		24,858	23,363
Buildings and improvements		151,320	143,169
Machinery and equipment		324,185	314,839
Leasehold improvements		14,284	14,125
Construction in progress		12,975	5,610
Total property, plant, and equipment		527,622	501,106
Less accumulated depreciation		(313,886)	(296,168)
Net property, plant, and equipment		213,736	204,938
Subscription acquisition costs		103,842	101,533
Broadcast rights		1,795	3,114
Other assets		67,750	86,935
Intangible assets, net		972,382	813,297
Goodwill		1,001,246	840,861
Total assets		$2,843,282	$2,543,800

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities and Shareholders' Equity	June 30,	2015	2014
(In thousands except per share data)
Current liabilities
Current portion of long-term debt		$62,500	$87,500
Current portion of long-term broadcast rights payable		4,776	4,511
Accounts payable		93,944	81,402
Accrued expenses
Compensation and benefits		71,233	57,637
Distribution expenses		13,056	8,504
Other taxes and expenses		79,366	69,906
Total accrued expenses		163,655	136,047
Current portion of unearned subscription revenues		206,126	173,643
Total current liabilities		531,001	483,103
Long-term debt		732,500	627,500
Long-term broadcast rights payable		2,998	4,327
Unearned subscription revenues		151,221	151,533
Deferred income taxes		311,645	277,477
Other noncurrent liabilities		162,067	108,208
Total liabilities		1,891,432	1,652,148
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000 shares; none issued		—	—
Common stock, par value $1 per share
Authorized 80,000 shares; issued and outstanding 37,657 shares in 2015 (excluding 24,451 treasury shares) and 36,776 shares in 2014 (excluding 24,395 treasury shares)		37,657	36,776
Class B stock, par value $1 per share, convertible to common stock
Authorized 15,000 shares; issued and outstanding 6,963 shares in 2015 and 7,700 shares in 2014		6,963	7,700
Additional paid-in capital		49,019	41,884
Retained earnings		870,859	814,050
Accumulated other comprehensive loss		(12,648)	(8,758)
Total shareholders' equity		951,850	891,652
Total liabilities and shareholders' equity		$2,843,282	$2,543,800

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings

Years ended June 30,	2015	2014	2013
(In thousands except per share data)
Revenues
Advertising	$896,548	$778,391	$823,690
Circulation	313,685	327,214	322,223
All other	383,943	363,103	325,427
Total revenues	1,594,176	1,468,708	1,471,340
Operating expenses
Production, distribution, and editorial	598,941	567,024	561,058
Selling, general, and administrative	695,319	655,241	654,098
Depreciation and amortization	57,804	59,928	45,350
Total operating expenses	1,352,064	1,282,193	1,260,506
Income from operations	242,112	186,515	210,834
Interest expense, net	(19,352)	(12,176)	(13,430)
Earnings before income taxes	222,760	174,339	197,404
Income taxes	(85,969)	(60,798)	(73,754)
Net earnings	$136,791	$113,541	$123,650

Basic earnings per share	$3.07	$2.54	$2.78
Basic average shares outstanding	44,522	44,636	44,455

Diluted earnings per share	$3.02	$2.50	$2.74
Diluted average shares outstanding	45,323	45,410	45,085

Dividends paid per share	$1.78	$1.68	$1.58

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

Years ended June 30,	2015	2014	2013
(In thousands)
Net earnings	$136,791	$113,541	$123,650
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	(2,591)	7,583	6,774
Unrealized loss on interest rate swaps	(1,299)	—	—
Other comprehensive income (loss), net of income taxes	(3,890)	7,583	6,774
Comprehensive income	$132,901	$121,124	$130,424

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2012	$35,791	$8,716	$53,275	$722,778	$(23,115)	$797,445
Net earnings	—	—	—	123,650	—	123,650
Other comprehensive income, net of tax	—	—	—	—	6,774	6,774
Stock issued under various incentive plans, net of forfeitures	1,537	—	37,982	—	—	39,519
Purchases of Company stock	(1,471)	(7)	(53,256)	—	—	(54,734)
Share-based compensation	—	—	11,518	—	—	11,518
Conversion of class B to common stock	385	(385)	—	—	—	—
Dividends paid, 1.58 dollars per share
Common stock	—	—	—	(57,196)	—	(57,196)
Class B stock	—	—	—	(13,331)	—	(13,331)
Tax benefit from incentive plans	—	—	651	—	—	651
Balance at June 30, 2013	36,242	8,324	50,170	775,901	(16,341)	854,296
Net earnings	—	—	—	113,541	—	113,541
Other comprehensive income, net of tax	—	—	—	—	7,583	7,583
Stock issued under various incentive plans, net of forfeitures	1,550	—	57,335	—	—	58,885
Purchases of Company stock	(1,639)	(1)	(76,586)	—	—	(78,226)
Share-based compensation	—	—	12,224	—	—	12,224
Conversion of class B to common stock	623	(623)	—	—	—	—
Dividends paid, 1.68 dollars per share
Common stock	—	—	—	(61,949)	—	(61,949)
Class B stock	—	—	—	(13,443)	—	(13,443)
Tax deficiency from incentive plans	—	—	(1,259)	—	—	(1,259)
Balance at June 30, 2014	36,776	7,700	41,884	814,050	(8,758)	891,652
Net earnings	—	—	—	136,791	—	136,791
Other comprehensive loss, net of tax	—	—	—	—	(3,890)	(3,890)
Stock issued under various incentive plans, net of forfeitures	1,069	—	40,182	—	—	41,251
Purchases of Company stock	(924)	(1)	(45,839)	—	—	(46,764)
Share-based compensation	—	—	12,515	—	—	12,515
Conversion of class B to common stock	736	(736)	—	—	—	—
Dividends paid, 1.78 dollars per share
Common stock	—	—	—	(67,276)	—	(67,276)
Class B stock	—	—	—	(12,706)	—	(12,706)
Tax benefit from incentive plans	—	—	277	—	—	277
Balance at June 30, 2015	$37,657	$6,963	$49,019	$870,859	$(12,648)	$951,850
See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2015	2014	2013
(In thousands)
Cash flows from operating activities
Net earnings	$136,791	$113,541	$123,650
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	38,918	35,627	33,607
Amortization	17,628	13,099	11,743
Share-based compensation	12,515	12,224	11,518
Deferred income taxes	47,220	25,178	44,848
Amortization of broadcast rights	16,576	8,785	9,660
Payments for broadcast rights	(16,364)	(10,332)	(13,036)
Provision for write-down of impaired assets	3,142	11,447	—
Fair value adjustment to contingent consideration	(1,500)	(5,700)	(2,500)
Excess tax benefits from share-based payments	(6,471)	(4,855)	(5,438)
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	(18,991)	(2,430)	(16,575)
Inventories	(1,013)	4,133	(5,814)
Other current assets	(6,501)	2,100	(1,899)
Subscription acquisition costs	(27,766)	(1,011)	(46,601)
Other assets	(391)	5,620	7,052
Accounts payable	10,040	1,598	10,657
Accrued expenses and other liabilities	13,866	4,208	15,229
Unearned subscription revenues	(19,093)	(30,013)	13,806
Other noncurrent liabilities	(6,259)	(5,129)	(820)
Net cash provided by operating activities	192,347	178,090	189,087
Cash flows from investing activities
Acquisitions of and investments in businesses	(257,030)	(417,461)	(50,190)
Additions to property, plant, and equipment	(33,245)	(24,822)	(25,969)
Proceeds from disposition of assets	83,434	—	—
Net cash used in investing activities	(206,841)	(442,283)	(76,159)
Cash flows from financing activities
Proceeds from issuance of long-term debt	470,000	666,000	175,000
Repayments of long-term debt	(390,000)	(301,000)	(205,000)
Dividends paid	(79,982)	(75,392)	(70,527)
Purchases of Company stock	(46,764)	(78,226)	(54,734)
Proceeds from common stock issued	41,251	58,885	39,519
Excess tax benefits from share-based payments	6,471	4,855	5,438
Other	(236)	(2,016)	(770)
Net cash provided by (used in) financing activities	740	273,106	(111,074)
Net increase (decrease) in cash and cash equivalents	(13,754)	8,913	1,854
Cash and cash equivalents at beginning of year	36,587	27,674	25,820
Cash and cash equivalents at end of year	$22,833	$36,587	$27,674

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2015	2014	2013
(In thousands)
Supplemental disclosures of cash flow information
Cash paid
Interest	$19,111	$11,271	$12,758
Income taxes	40,419	34,957	22,871
Non-cash transactions
Broadcast rights financed by contracts payable	15,300	9,985	11,774

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations—Meredith Corporation (Meredith or the Company) is a diversified media company focused primarily on the home and family marketplace. The Company has two segments: local media and national media. The Company's local media segment includes 16 owned television stations and one managed television station and related digital and mobile media operations. The national media segment includes magazine publishing, custom content and customer relationship marketing, digital and mobile media, brand licensing, database-related activities, and other related operations. Meredith's operations are primarily diversified geographically within the United States (U.S.) and the Company has a broad customer base.

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

Subscription Acquisition Costs—Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $5.9 million at June 30, 2015 and $6.5 million at June 30, 2014. There were no material write-downs of capitalized direct-response advertising costs in any of the fiscal years in the three-year period ended June 30, 2015.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $38.9 million in fiscal 2015, $35.6 million in fiscal 2014, and $33.6 million in fiscal 2013.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and as a liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value, and are generally charged to operations on an accelerated basis over the contract period. Impairments of unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the accompanying Consolidated Statements of Earnings. There were no impairments to unamortized costs in fiscals 2015, 2014, or 2013. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

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

At May 31, 2015, the date the Company last performed our annual evaluation of impairment of goodwill, management elected to perform the two-step goodwill impairment test for all reporting units. The first step of this test is to compare the fair value of a reporting unit to its carrying value. In reviewing other indefinite-lived intangible assets for impairment, the Company compares the fair value of the asset to the asset’s carrying value.
Fair value is determined using a discounted cash flow model, which requires us to estimate the future cash flows expected to be generated by the reporting unit or to result from the use of the asset. These estimates include assumptions about future revenues (including projections of overall market growth and our share of market), estimated costs, and appropriate discount rates where applicable. Our assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both our short-term financial forecasts and long-term strategic plans. Depending on the assumptions and estimates used, future cash flow projections can vary within a range of outcomes. Changes in key assumptions about the local media, magazine brands, and MXM and their prospects or changes in market conditions could result in an impairment charge.

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

Derivative Financial Instruments—Meredith does not engage in derivative or hedging activities, except to hedge interest rate risk on debt as described in Note 6. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In fiscal 2015, we entered into interest rate swap agreements with counterparties that are major financial institutions. These agreements effectively fix the variable rate cash flow on $300.0 million of a combination of our variable-rate private placement senior notes and bank term loan. We designated and accounted for the interest rate swaps as cash flow hedges in accordance with Accounting Standards Codification 815, Derivatives and Hedging. The effective portion of the change in the fair value of interest rate swaps is reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) is subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affects net earnings. The ineffective portion of a change in fair value of the interest rate swaps would be reported in interest expense. During fiscal 2015, the interest rate swap agreements were considered effective hedges and there were no material gains or losses recognized in earnings for hedge ineffectiveness.

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

Advertising Expenses—The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings were $75.8 million in fiscal 2015, $79.5 million in fiscal 2014, and $90.2 million in fiscal 2013.

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

Comprehensive Income—Comprehensive income consists of net earnings and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net earnings. Other comprehensive income (loss) includes changes in prior service cost and net actuarial losses from pension and postretirement benefit plans, net of taxes, and changes in the fair value of interest rate swap agreements, net of taxes, to the extent that they are effective.

Earnings Per Share—Basic earnings per share is calculated by dividing net earnings by the weighted average common and Class B shares outstanding. Diluted earnings per share is calculated similarly but includes the dilutive effect, if any, of the assumed exercise of securities, including the effect of shares issuable under the Company's share-based incentive plans.

Adopted Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits are netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The guidance was effective for the Company in the first quarter of fiscal 2015. The adoption of this guidance did not have an impact on our results of operations or cash flows and we have updated our presentation of unrecognized tax benefits net of our deferred tax assets where applicable on our Consolidated Balance Sheets.

In April 2015, the FASB issued guidance related to disclosures for investments in certain entities that calculate net asset value (NAV) per share. This guidance eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at NAV per share. The reporting entity must disclose the amount of investments measured at NAV to allow users to reconcile total investments in the fair value hierarchy to total investments measured at fair value in the Consolidated Balance Sheets. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted this update for the year ended June 30, 2015. The adoption of this guidance required a change in the format of a disclosure only and did not have an impact on our results.

Pending Accounting Pronouncements—In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The new guidance requires a company to recognize revenue for the transfer of promised goods or services equal to the amount it expects to receive in exchange for those goods or services. Additionally, the guidance requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. This guidance will be effective for in the Company in the first quarter of fiscal 2019. Early application is not permitted and companies may chose either a full retrospective or cumulative effect method of adoption. The Company is evaluating the method of adoption and the impact the guidance will have on our results of operations and financial position.

In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The new standard requires that debt issuance costs be recorded as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for the Company in the first quarter of fiscal 2017 with early adoption permitted. The guidance is to be retrospectively applied to all prior periods. Adoption of the new guidance is not expected to have a material impact on the consolidated financial statements.

In April 2015, the FASB issued guidance on the presentation of cloud computing arrangements that include a software license. The new guidance requires capitalization of the software license fee as internal-use software if certain criteria are met, otherwise the costs are expensed as incurred. The standard is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and companies can chose either prospective adoption to arrangements entered into or materially modified after the effective date, or full retrospective adoption. Adoption of the new guidance is not expected to have a material impact on the consolidated financial statements.

In June 2015, the FASB issued an accounting standards update that made technical corrections to the FASB Accounting Standards Codification. These technical corrections are divided into four categories: amendments related to differences between original guidance and the codification, guidance clarification and reference corrections, minor structural changes to simplify the codification, and minor improvements that are not expected to have a significant impact on current accounting practice. The amendments are effective for the Company in the first quarter of fiscal 2017 with early adoption permitted. All other changes are effective upon the issuance of the guidance. Adoption of the amendments is not expected to have a material impact on the consolidated financial statements.

2.  Acquisitions

Fiscal 2015
During fiscal 2015, Meredith paid $257.0 million primarily for the acquisitions of the television station WGGB, the
ABC affiliate in Springfield, Massachusetts; MyWedding LLC (Mywedding); the television station WALA, the FOX affiliate in Mobile, Alabama-Pensacola, Florida; Selectable Media, Inc. (Selectable Media); the Shape brand and related digital assets (collectively Shape); and the assets of a shopper marketing platform technology.

On October 31, 2014, Meredith acquired WGGB. The results of WGGB's operations have been included in the consolidated financial statements since that date. The fair value of the consideration, including the purchase of working capital, totaled $52.6 million, which consisted of $49.3 million of cash and $3.3 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on certain future regulatory actions. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 14. As of June 30, 2015, the Company estimates the future payments will range from zero to $4.0 million.

Effective November 1, 2014, Meredith completed its acquisition of Martha Stewart Living magazine and its related digital assets (collectively Martha Stewart Living Media Properties). In addition, Meredith entered into a 10‑year licensing arrangement with Martha Stewart Living Omnimedia (MSLO) for the licensing of the Martha Stewart Living trade name. The acquired business operations include sales and marketing, circulation, production, and other non-editorial functions. Meredith will source editorial content from MSLO. The results of the Martha Stewart Living Media Properties have been included in the consolidated financial statements since the effective date. There was no cash consideration exchanged in this transaction.

On November 13, 2014, Meredith acquired 100 percent of the membership interests in Mywedding. Mywedding operates mywedding.com, one of the top wedding websites in the U.S., providing couples with a complete wedding planning product suite. The results of Mywedding have been included in the consolidated financial statements since that date. The acquisition-date fair value of the consideration was $42.7 million, which consisted of $20.1 million of cash and $22.6 million of contingent consideration. The contingent consideration arrangement requires the Company to pay a contingent payment based on certain financial targets achieved during fiscal 2018 primarily based on earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 14. As of June 30, 2015, the Company estimates the future payments will range from $11.1 million to $40.0 million.

On December 19, 2014, Meredith acquired WALA. The results of WALA's operations have been included in the consolidated financial statements since that date. The cash purchase price, including the purchase of working capital, was $90.4 million.

On December 30, 2014, Meredith acquired 100 percent of the outstanding stock of Selectable Media, a leading native and engagement-based digital advertising company. The results of Selectable Media have been included in the consolidated financial statements since that date. The acquisition-date fair value of the consideration totaled $30.2 million, which consisted of $23.0 million of cash and $7.2 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on certain financial targets over the next three fiscal years primarily based on revenue, as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 14. As of June 30, 2015, the Company estimates the future payments will range from $7.3 million to $8.0 million.

Effective February 1, 2015, Meredith completed its acquisition of Shape. Shape is the women's active lifestyle category leader with content focusing on exercise, beauty, nutrition, health, fashion, wellness, and other lifestyle topics to help women lead a healthier, active lifestyle. The results of Shape have been included in the consolidated financial statements since the effective date. The acquisition-date fair value of the consideration totaled $87.4 million, which consisted of $60.0 million of cash and $27.4 million of contingent consideration. The contingent consideration arrangement requires the Company to pay a contingent payment based on the achievement of certain financial targets over the next three fiscal years primarily based on operating profit, as defined in the acquisition agreement. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in Note 14. As of June 30, 2015, the Company estimates the future payments will range from $25.2 million to $32.0 million.

On June 19, 2015, Meredith completed the acquisition of Qponix, a leading shopper marketing data platform technology (hereafter referred to as Meredith Shopper Marketing). The results of the business from these assets have been included in the consolidated financial statements since the date of acquisition. The acquisition-date fair value of the consideration totaled $2.3 million, which consisted of $1.5 million of cash and $0.8 million of contingent consideration. The contingent consideration arrangement requires the Company to pay a contingent payment based on a percentage of net revenues for a period of up to 10 years until the maximum payout is reached, as defined in the asset purchase agreement. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in Note 14. As of June 30, 2015, the Company estimates the future payments will be $0.8 million.

The following table summarizes the total estimated fair values of the assets acquired and liabilities assumed by segment during the year ended June 30, 2015:

(In thousands)	Local Media Acquisitions	National Media Acquisitions	Total
Accounts receivable	$5,162	$4,323	$9,485
Current portion of broadcast rights	1,582	—	1,582
Other current assets	133	1,036	1,169
Property, plant, and equipment	14,391	130	14,521
Other noncurrent assets	1,907	3,055	4,962
Intangible assets	107,476	70,350	177,826
Total identifiable assets acquired	130,651	78,894	209,545
Deferred subscription revenue	—	(51,264)	(51,264)
Current portion of broadcast rights	(1,582)	—	(1,582)
Other current liabilities	(1,378)	(6,808)	(8,186)
Long-term liabilities	(5,242)	(59,634)	(64,876)
Total liabilities assumed	(8,202)	(117,706)	(125,908)
Net identifiable assets acquired	122,449	(38,812)	83,637
Goodwill	17,320	143,433	160,753
Net assets acquired	$139,769	$104,621	$244,390

The following table provides details of the acquired intangible assets by acquisition:

(In thousands)	WGGB	Martha Stewart	Mywedding	WALA	Selectable Media	Shape	Meredith Shopper Marketing	Total
Intangible assets
subject to amortization
National media
Advertiser relationships	$—	$3,200	$1,600	$—	$2,250	$6,700	$—	$13,750
Customer lists	—	1,850	—	—	—	1,200	—	3,050
Other	—	—	—	—	2,450	700	1,200	4,350
Local media
Retransmission agreements	761	—	—	3,193	—	—	—	3,954
Other	70	—	—	121	—	—	—	191
Total	831	5,050	1,600	3,314	4,700	8,600	1,200	25,295
Intangible assets not
subject to amortization
National media
Trademarks	—	—	5,300	—	—	37,900	—	43,200
Internet domain names	—	—	—	—	—	6,000	—	6,000
Local media
FCC licenses	33,116	—	—	70,215	—	—	—	103,331
Total	33,116	—	5,300	70,215	—	43,900	—	152,531
Intangible assets, net	$33,947	$5,050	$6,900	$73,529	$4,700	$52,500	$1,200	$177,826

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

The useful life of the advertiser relationships ranges from three to four years, the customer lists' useful lives are two years, and other national media intangible assets' useful lives are five to seven years. The useful lives of the retransmission agreements are six years and local media other intangible assets' useful lives are one to three years.

For all acquisitions, goodwill is attributable primarily to expected synergies and the assembled workforces. Goodwill, with a provisionally assigned value of $136.2 million, is expected to be fully deductible for tax purposes.

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

During fiscal 2015, acquisition related costs of $1.4 million were incurred. These costs are included in the selling, general, and administrative line in the Consolidated Statements of Earnings.

Fiscal 2014
During fiscal 2014, Meredith paid $417.5 million primarily for the acquisitions of the television station KMOV, the CBS affiliate in St. Louis, Missouri and the television station KTVK, an independent station in Phoenix, Arizona.

Effective February 28, 2014, Meredith acquired KMOV. The results of KMOV's operations have been included in the consolidated financial statements since that date. The final cash purchase price was $186.7 million, which included an additional cash working capital adjustment payment in fiscal 2015 of $0.9 million. During fiscal 2015, the Company finalized the determination of the fair values of the assets acquired and liabilities assumed. As such, fixed assets were decreased $0.5 million, network affiliation agreements intangible assets were increased $1.0 million, other intangibles were decreased $0.1 million, and a corresponding decrease of $0.4 million was recorded to goodwill. These adjustments did not have a significant impact on our Consolidated Balance Sheet as of June 30, 2014. Therefore, we have not retrospectively adjusted for these measurement period adjustments.

Effective June 19, 2014, Meredith acquired KTVK and an interest in the assets of KASW, the CW affiliate in Phoenix, Arizona. The final cash purchase price was $223.4 million. During fiscal 2015, the Company finalized the determination of the fair values of the assets acquired and liabilities assumed. The final cash purchase price was allocated as $167.4 million for KTVK and $56.0 million for the interest in KASW assets. As part of the FCC approval of the transaction, Meredith was required to sell its interest in the KASW assets. Accordingly, this interest was shown on the Consolidated Balance Sheet as assets held for sale at June 30, 2014. The sale of the Company's interest in the KASW assets was completed during fiscal 2015. As the final valuation of the intangible assets acquired was not complete at June 30, 2014, the recorded intangible asset values were based on provisional estimates of fair value. Upon determination of the final fair values of the assets acquired and liabilities assumed, the amount recorded to assets held for sale were retrospectively increased $23.0 million. A corresponding respective adjustment to the assets of KTVK was recorded as a $23.9 million reduction to the FCC license and $0.8 million reduction of goodwill, partially offset by a $1.7 million increase in retransmission agreements. The comparative information as of June 30, 2014, was retrospectively adjusted, as required by the accounting guidance for business combinations, to reflect the updated values assigned to each of the intangible assets.

As of the date of each acquisition, Meredith allocates the purchase price to the assets acquired and liabilities assumed based on their respective preliminary fair values. The following table summarizes the total estimated fair values of the assets acquired and liabilities assumed:

(In thousands)
Accounts receivable	$18,934
Current portion of broadcast rights	6,495
Other current assets	1,015
Property, plant, and equipment	31,719
Other noncurrent assets	10,186
Intangible assets	251,325
Total identifiable assets acquired	319,674
Current portion of broadcast rights	(6,495)
Other current liabilities	(309)
Long-term liabilities	(10,184)
Total liabilities assumed	(16,988)
Net identifiable assets acquired	302,686
Goodwill	51,456
Net assets acquired	$354,142

The following table provides details of the acquired intangible assets by acquisition:

(In thousands)	KMOV	KTVK	Total
Intangible assets
subject to amortization
Network affiliation agreements	$10,750	$—	$10,750
Retransmission agreements	3,250	14,026	17,276
Other	7	1,014	1,021
Total	14,007	15,040	29,047
Intangible assets not
subject to amortization
FCC licenses	101,973	120,305	222,278
Intangible assets, total	$115,980	$135,345	$251,325

The useful life of the network affiliation agreement is seven years and other intangible assets useful lives range from one to six years.

Goodwill, with an assigned value of $51.5 million, is expected to be fully deductible for tax purposes and is attributable to expected synergies and the assembled workforces of KMOV and KTVK.

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

In May 2013, Meredith acquired Parenting. The Parenting acquisition included Parenting and Babytalk magazine titles and related digital assets including the website www.parenting.com. The results of Parenting's operations have been included in the consolidated financial statements since that date. The acquisition-date fair value of the consideration totaled $45.5 million, which consisted of $41.5 million cash and a preliminary estimate of $4.0 million contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments should certain financial targets, generally based on revenues, be met over four fiscal years. Our estimate of the fair value of the contingent consideration is based on a probability-weighted discounted cash flow model. The estimated fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 14. Revenue growth for the Parenting acquisition was initially strong and in line with the original estimate; however, a slowdown in advertising revenues in the second half of fiscal 2014 resulted in lower revenue expectations. Therefore, the Company recognized non-cash credits to operations of $2.3 million in fiscal 2014 and $0.5 million in fiscal 2015, to reduce the estimated contingent consideration payable. These credits were recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings. As of June 30, 2015, the Company estimates the future aggregate payments will range from zero to $5.1 million.

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

3.  Inventories

Inventories consist of paper stock, editorial content, and books. Of total net inventory values, 52 percent at June 30, 2015, and 49 percent at June 30, 2014, were determined using the LIFO method. LIFO inventory income included in the Consolidated Statements of Earnings was $0.5 million in fiscal 2015, $0.8 million in fiscal 2014, and $1.7 million in fiscal 2013.

June 30,	2015	2014
(In thousands)
Raw materials	$13,900	$11,993
Work in process	12,053	13,398
Finished goods	2,428	2,814
	28,381	28,205
Reserve for LIFO cost valuation	(3,700)	(4,197)
Inventories	$24,681	$24,008

4.  Intangible Assets and Goodwill

Intangible assets consist of the following:

June 30,	2015			2014
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$20,879	$(7,660)	$13,219	$8,752	$(6,069)	$2,683
Customer lists	9,120	(6,679)	2,441	16,257	(14,852)	1,405
Other	20,675	(7,361)	13,314	17,105	(5,608)	11,497
Local media
Network affiliation agreements	229,309	(129,362)	99,947	228,314	(122,888)	105,426
Retransmission agreements	21,229	(3,454)	17,775	17,404	(188)	17,216
Other	1,212	(126)	1,086	1,020	—	1,020
Total	$302,424	$(154,642)	147,782	$288,852	$(149,605)	139,247
Intangible assets not subject to amortization
National media
Internet domain names			7,827			1,827
Trademarks			192,089			148,889
Local media
FCC licenses			624,684			523,334
Total			824,600			674,050
Intangible assets, net			$972,382			$813,297

Amortization expense was $17.6 million in fiscal 2015, $13.1 million in fiscal 2014, and $11.7 million in fiscal 2013. Future amortization expense for intangible assets is expected to be as follows:  $20.0 million in fiscal 2016, $17.8 million in fiscal 2017, $14.8 million in fiscal 2018, $12.5 million in fiscal 2019, and $11.6 million in fiscal 2020.

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

Changes in the carrying amount of goodwill were as follows:

(In thousands)	National Media	Local Media	Total
Balance at June 30, 2013	$788,854	$—	$788,854
Acquisitions	184	51,823	52,007
Balance at June 30, 2014	789,038	51,823	840,861
Acquisitions	143,433	16,952	160,385
Balance at June 30, 2015	$932,471	$68,775	$1,001,246

The national media segment is comprised of two reporting units, the magazine brands reporting unit, which has $760.6 million of goodwill, and the MXM reporting unit, which has $171.9 million of goodwill.
Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2015, 2014, and 2013. No impairments were recorded as a result of those reviews. As of May 31, 2015, the fair value of the local media reporting unit significantly exceeded its net assets, the fair value of the magazine brands reporting unit exceeded its net assets by approximately 20 percent, and the fair value of the MXM reporting unit exceeded its net assets by nearly 50 percent.
The fair value of the magazine brands reporting unit assumes a discount rate of 10 percent. Assumed revenue growth rates range from down 1.6 percent to up 2.0 percent. The assumed terminal growth rate is 2.0 percent. These assumptions are contingent upon a stable economic environment, continuing strong consumer engagement, and a continuing shift to digital platforms. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in an estimated fair value that exceeds net assets by 4 percent. Holding other assumptions constant, a 100 basis point decrease in the terminal growth rate would result in an estimated fair value that exceeds net assets by 8 percent. Both of these scenarios individually would result in the magazine brands reporting unit passing step one of the test.
The fair value of the MXM reporting unit assumes a discount rate of 12 percent, near term revenue growth rates ranging from 5.0 percent to 7.0 percent, and a terminal growth rate of 5.0 percent. These assumptions are contingent upon a stable economic environment and either retaining or replacing key customers. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in an estimated fair value that exceeds net assets by 30 percent. Holding other assumptions constant, a 100 basis point decrease in the terminal growth rate would result in an estimated fair value that exceeds net assets by more than 30 percent. Both of these scenarios individually would result in the MXM reporting unit passing step one of the test.

5.  Restructuring Accrual

During the second quarter of fiscal 2015, management committed to several performance improvement plans related to business realignments resulting primarily from recent broadcast station acquisitions, recent digital business acquisitions, and other selected workforce reductions. In connection with these plans, the Company recorded a pre-tax restructuring charge of $6.7 million. The restructuring charge includes severance and related benefit costs of $5.3 million related to the involuntary termination of employees and other write-downs and accruals of $0.2 million, which are recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings. The Company also wrote down video production fixed assets that the Company abandoned for $1.2 million, which is recorded in the depreciation and amortization line of the Consolidated Statements of Earnings. The majority of severance costs will be paid out over the next 6 months. The plans affected approximately 140 employees.

During the third quarter of fiscal 2015, management committed to several performance improvement plans related to certain acquisition integrations, business realignments, and other selected workforce reductions. In connection with these plans, the Company recorded a pre-tax restructuring charge of $9.9 million. The restructuring charge includes severance and related benefit costs of $9.4 million related to the involuntary termination of employees and other write-downs and accruals of $0.2 million, which are recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings. The Company also wrote down manuscript and art inventory for $0.3 million, which is recorded in the production, distribution, and editorial line of the Consolidated Statements of Earnings. The majority of severance costs will be paid out over the next 9 months. The plans affected approximately 135 employees.

In the third quarter of fiscal 2014, management committed to several performance improvement plans related primarily to business realignments including converting Ladies' Home Journal from a monthly subscription magazine to a newsstand only quarterly special interest publication, the closing of our medical sales force training business, and other selected workforce reductions. In connection with these plans, the Company recorded a pre-tax restructuring charge of $20.8 million. The restructuring charge includes severance and related benefit costs of $8.5 million related to the involuntary termination of employees, an accrual for vacated lease spaces of $0.4 million, and other accruals of $0.5 million, all of which are recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings. The Company also wrote down intangible assets by $10.3 million (see Note 4) and fixed assets of $0.9 million, which are recorded in the depreciation and amortization line of the Consolidated Statements of Earnings, and manuscript and art inventory by $0.2 million, which is recorded in the production, distribution, and editorial line of the Consolidated Statements of Earnings. The majority of severance costs have been paid out. These plans affected approximately 100 employees.

In the fourth quarter of fiscal 2014, management committed to a performance improvement plan related primarily to business realignments from recent broadcast station acquisitions that included selected workforce reductions. In connection with this plan, the Company recorded a pre-tax restructuring charge of $3.7 million. The restructuring charge includes severance and related benefit costs of $3.4 million related to the involuntary termination of employees and an accrual for vacating a building of $0.3 million, which are recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings. The majority of severance costs have been paid out. The plan affected approximately 75 employees.

During the years ended June 30, 2015 and 2014, the Company recorded reversals of $0.1 million and $1.4 million, respectively, of excess restructuring reserves accrued in prior fiscal years. The reversals of excess restructuring reserves are recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual are as follows:

Years ended June 30,	2015	2014
(In thousands)
Balance at beginning of year	$13,545	$8,103
Severance accrual	14,670	11,915
Other accruals	285	1,141
Cash payments	(12,664)	(6,258)
Reversal of excess accrual	(105)	(1,356)
Balance at end of year	$15,731	$13,545

6.  Long-term Debt

Long-term debt consists of the following:

June 30,	2015	2014
(In thousands)
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/23/2015	$80,000	$70,000
Revolving credit facility of $200 million, due 3/27/2019	77,500	20,000
Term loan of $250 million, due 3/27/2019	237,500	250,000

Private placement notes
7.19% senior notes, due 7/13/2014	—	25,000
2.62% senior notes, due 3/1/2015	—	50,000
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	—
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	795,000	715,000
Current portion of long-term debt	(62,500)	(87,500)
Long-term debt	$732,500	$627,500

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2016	$62,500
2017	75,000
2018	75,000
2019	332,500
2020	—
Thereafter	250,000
Total long-term debt	$795,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2015, $172.0 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at June 30, 2015, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The interest rate on the asset-backed bank facility is based on a fixed spread over London Interbank Offered Rate (LIBOR). The weighted average effective interest rate was 1.04 percent as of June 30, 2015.

In February 2015, we renewed our asset-backed bank facility for an additional six-month period on terms substantially similar to those previously in place. The renewed facility will expire in October 2015. We expect to renew the asset-backed bank facility on or before its expiration date under substantially similar terms.

During fiscal 2014, Meredith entered into a credit agreement that provided for a revolving credit facility of $200.0 million and a term loan of $250.0 million, for a five-year term which expires March 27, 2019. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. The new credit agreement replaced our prior revolving credit facility. In connection with this transaction, in fiscal 2014 the Company wrote off $0.6 million of deferred financing costs to the interest expense line of the Consolidated Statements of Earnings.

In addition, Meredith issued $150.0 million in private placement floating-rate senior notes during fiscal 2014, which are due February 28, 2024. In fiscal 2015, Meredith issued $100.0 million in private placement floating-rate senior notes, which are due December 19, 2022.

During fiscal 2015, the Company entered into interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.19 percent on the swap maturing in August 2018, 0.28 percent on the swap maturing in March 2019, and 0.28 percent on the swaps maturing in August 2019 as of June 30, 2015) on the $300.0 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive loss to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at June 30, 2015.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At June 30, 2015, the swaps had a fair value of $2.2 million net liability. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. This exposure is managed through diversification and the monitoring of the creditworthiness of the counterparties. There was $1.1 million of potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at June 30, 2015. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at June 30, 2015.

The interest rates on the private placement floating-rate senior notes is based on a fixed spread over LIBOR. Interest rates on the private placement floating-rate senior notes were 3.03 percent on the $100.0 million note and 3.26 percent on the $150.0 million note at June 30, 2015, after taking into account the effect of outstanding interest rate swap agreements. As of June 30, 2015, the weighted average interest rate was 1.88 percent for the revolving credit facility and term loan, after taking into account the effect of outstanding interest rate swap agreement. The interest rate under both facilities is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio.

All of the Company's debt agreements include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. The most significant financial covenants require a ratio of debt to trailing 12 month EBITDA less than 3.75 and a ratio of EBITDA to interest expense of greater than 2.75. The Company was in compliance with these and all other financial covenants at June 30, 2015.

Interest expense related to long-term debt totaled $18.5 million in fiscal 2015, $10.9 million in fiscal 2014, and $12.7 million in fiscal 2013.

At June 30, 2015, Meredith had additional credit available under the asset-backed bank facility of up to $20.0 million (depending on levels of accounts receivable) and had $122.5 million of credit available under the revolving credit facility with an option to request up to another $200.0 million. The commitment fee for the asset-backed bank facility ranges from 0.40 percent to 0.45 percent of the unused commitment based on utilization levels. The commitment fees for the revolving credit facility ranges from 0.125 percent to 0.25 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2015 were not material.

7.  Income Taxes

The following table shows income tax expense (benefit) attributable to earnings before income taxes:

Years ended June 30,	2015	2014	2013
(In thousands)
Currently payable
Federal	$39,429	$37,615	$30,604
State	4,583	2,764	1,419
Foreign	35	37	42
	44,047	40,416	32,065
Deferred
Federal	36,314	18,138	35,383
State	5,608	2,386	6,453
Foreign	—	(142)	(147)
	41,922	20,382	41,689
Income taxes	$85,969	$60,798	$73,754

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	2.9	2.2	3.0
Settlements - audits / tax litigation	(0.1)	(0.3)	(1.6)
Restructuring of international operations	—	(2.5)	—
Other	0.8	0.5	1.0
Effective income tax rate	38.6%	34.9%	37.4%

The Company's effective tax rate was 38.6 percent in fiscal 2015, 34.9 percent in fiscal 2014, and 37.4 percent in fiscal 2013. The fiscal 2014 rate reflected tax benefits realized due to expiring federal and state statutes of limitations and federal tax benefits from the restructuring of Meredith's international operations. The fiscal 2013 rate reflected favorable adjustments primarily due to tax benefits from the resolution of state and local tax contingencies.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2015	2014
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$15,670	$15,964
Compensation and benefits	35,850	34,320
Indirect benefit of uncertain state and foreign tax positions	9,925	10,875
All other assets	7,068	5,174
Total deferred tax assets	68,513	66,333
Valuation allowance	(1,808)	(1,742)
Net deferred tax assets	66,705	64,591
Deferred tax liabilities
Subscription acquisition costs	87,036	76,359
Accumulated depreciation and amortization	288,952	255,936
Deferred gains from dispositions	23,908	24,048
All other liabilities	6,842	4,907
Total deferred tax liabilities	406,738	361,250
Net deferred tax liability	$340,033	$296,659

The Company's deferred tax assets are more likely than not to be fully realized except for a valuation allowance of $1.8 million that was recorded for capital losses and certain net operating losses booked in fiscal 2014, fiscal 2013, and fiscal 2012. The net current portions of deferred tax assets and liabilities are included in accrued expenses-other taxes and expenses at June 30, 2015 and 2014, in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years ended June 30,	2015	2014
(In thousands)
Balance at beginning of year	$37,995	$42,402
Increases in tax positions for prior years	—	327
Decreases in tax positions for prior years	(2,028)	(699)
Increases in tax positions for current year	5,686	5,756
Settlements	(1,853)	(652)
Lapse in statute of limitations	(3,881)	(9,139)
Balance at end of year	$35,919	$37,995

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $27.3 million as of June 30, 2015, and $26.8 million as of June 30, 2014. The uncertain tax benefit recognized during fiscal 2015 from lapse in statute of limitations that related to income tax positions on temporary differences was $2.6 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $7.7 million and $7.6 million as of June 30, 2015 and 2014, respectively.

The total amount of unrecognized tax benefits at June 30, 2015, may change significantly within the next 12 months, decreasing by an estimated range of $2.3 million to $23.1 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company's federal tax returns have been audited through fiscal 2002, and are closed by expiration of the statute of limitations for fiscal 2003, fiscal 2004, and fiscal 2005. Fiscal 2006 through fiscal 2010 are under the jurisdiction of IRS Appeals, while fiscals 2011 and 2012 are currently under the jurisdiction of IRS Exam. The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2005.

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

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $9.7 million in fiscal 2015, $9.3 million in fiscal 2014, and $8.7 million in fiscal 2013.

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

Obligations and Funded Status
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	Pension		Postretirement
June 30,	2015	2014	2015	2014
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$152,608	$140,549	$10,445	$12,302
Service cost	12,173	10,196	117	170
Interest cost	5,582	5,604	407	480
Participant contributions	—	—	802	842
Plan amendments	—	915	—	(1,732)
Actuarial loss (gain)	(1,996)	4,083	(1,007)	(114)
Benefits paid (including lump sums)	(12,940)	(8,739)	(1,356)	(1,503)
Benefit obligation, end of year	$155,427	$152,608	$9,408	$10,445

Change in plan assets
Fair value of plan assets, beginning of year	$145,179	$128,267	$—	$—
Actual return on plan assets	3,857	25,117	—	—
Employer contributions	5,490	534	554	661
Participant contributions	—	—	802	842
Benefits paid (including lump sums)	(12,940)	(8,739)	(1,356)	(1,503)
Fair value of plan assets, end of year	$141,586	$145,179	$—	$—

Under funded status, end of year	$(13,841)	$(7,429)	$(9,408)	$(10,445)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

Fair value measurements for pension assets as of June 30, 2015, were as follows:

June 30, 2015	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Investments in registered investment companies [1]	$140,983	$80,229	$—	$—
Pooled separate accounts [1]	603	—	—	—
Total assets at fair value	$141,586	$80,229	$—	$—
[1] Certain investments that are measured at fair value using NAV per share have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented as the change in plan assets.

Fair value measurements for pension assets as of June 30, 2014, were as follows:

June 30, 2014	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Investments in registered investment companies [1]	$144,619	$85,509	$—	$—
Pooled separate accounts [1]	560	—	—	—
Total assets at fair value	$145,179	$85,509	$—	$—
[1] Certain investments that are measured at fair value using NAV per share have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented as the change in plan assets.

Refer to Note 14 for a discussion of the three levels in the hierarchy of fair values.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
June 30,	2015	2014	2015	2014
(In thousands)
Other assets
Prepaid benefit cost	$18,071	$23,078	$—	$—
Accrued expenses-compensation and benefits
Accrued benefit liability	(2,780)	(2,408)	(700)	(770)
Other noncurrent liabilities
Accrued benefit liability	(29,132)	(28,099)	(8,708)	(9,675)
Net amount recognized, end of year	$(13,841)	$(7,429)	$(9,408)	$(10,445)

The accumulated benefit obligation for all defined benefit pension plans was $143.4 million and $138.3 million at June 30, 2015 and 2014, respectively.

The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

June 30,	2015	2014
(In thousands)
Projected benefit obligation	$32,012	$30,550
Accumulated benefit obligation	29,099	26,379
Fair value of plan assets	100	44

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:

	Pension			Postretirement
Years ended June 30,	2015	2014	2013	2015	2014	2013
(In thousands)
Components of net periodic benefit costs
Service cost	$12,173	$10,196	$10,100	$117	$170	$377
Interest cost	5,582	5,604	4,911	407	480	611
Expected return on plan assets	(11,037)	(9,687)	(9,465)	—	—	—
Prior service cost (credit) amortization	225	391	359	(432)	(440)	(537)
Actuarial loss (gain) amortization	667	2,030	3,250	(433)	(365)	—
Curtailment credit	—	—	—	—	(1,511)	—
Net periodic benefit costs (credit)	$7,610	$8,534	$9,155	$(341)	$(1,666)	$451

Amounts recognized in the accumulated other comprehensive loss component of shareholders' equity for Company-sponsored plans were as follows:

June 30, 2015	Pension	Postretirement	Total
(In thousands)
Unrecognized net actuarial losses (gains), net of taxes	$12,733	$(2,070)	$10,663
Unrecognized prior service cost (credit), net of taxes	589	(716)	(127)
Total	$13,322	$(2,786)	$10,536

During fiscal 2016, the Company expects to recognize as part of its net periodic benefit costs $0.6 million of net actuarial losses and $0.2 million of prior-service costs for the pension plans, and $0.7 million of net actuarial gains and $0.4 million of prior service credit for the postretirement plan that are included, net of taxes, in the accumulated other comprehensive loss component of shareholders' equity at June 30, 2015.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension		Postretirement
June 30,	2015	2014	2015	2014
Weighted average assumptions
Discount rate	3.75%	3.57%	4.20%	4.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%
Rate of increase in health care cost levels
Initial level	NA	NA	7.00%	7.00%
Ultimate level	NA	NA	5.00%	5.00%
Years to ultimate level	NA	NA	6 years	4 years
NA-Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension			Postretirement
Years ended June 30,	2015	2014	2013	2015	2014	2013
Weighted average assumptions
Discount rate	3.57%	3.92%	3.50%	4.00%	4.50%	4.10%
Expected return on plan assets	8.00%	8.00%	8.00%	NA	NA	NA
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Rate of increase in health care cost levels
Initial level	NA	NA	NA	7.00%	7.50%	8.00%
Ultimate level	NA	NA	NA	5.00%	5.00%	5.00%
Years to ultimate level	NA	NA	NA	4 years	5 years	6 years
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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2015	$26	$(26)
Effect on postretirement benefit obligation as of June 30, 2015	408	(335)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	2015 Allocation		2014 Allocation
June 30,	Target	Actual	Target	Actual
Domestic equity securities	35%	35%	35%	36%
Fixed income investments	30%	29%	30%	27%
International equity securities	25%	25%	25%	26%
Global equity securities	10%	11%	10%	11%
Fair value of plan assets	100%	100%	100%	100%

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

Equity securities did not include any Meredith Corporation common or Class B stock at June 30, 2015 or 2014.

Cash Flows
Although we do not have a minimum funding requirement for the pension plans in fiscal 2016, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2016. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $0.7 million to its postretirement plan in fiscal 2016.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits	Postretirement Benefits
(In thousands)
2016	$21,239	$700
2017	25,555	732
2018	15,975	749
2019	15,409	744
2020	20,172	713
2021-2025	80,390	3,185

Other
The Company maintains collateral assignment split-dollar life insurance arrangements on certain key officers and retirees. The net periodic pension cost for fiscal 2015, 2014, and 2013 was $0.4 million, $0.3 million, and $0.3 million, respectively, and the accrued liability at June 30, 2015 and 2014, was $4.2 million and $4.1 million, respectively.

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

The following table presents the calculations of earnings per share:

Years ended June 30,	2015	2014	2013
(In thousands except per share data)
Net earnings	$136,791	$113,541	$123,650
Basic average shares outstanding	44,522	44,636	44,455
Dilutive effect of stock options and equivalents	801	774	630
Diluted average shares outstanding	45,323	45,410	45,085
Earnings per share
Basic	$3.07	$2.54	$2.78
Diluted	3.02	2.50	2.74

In addition, antidilutive options excluded from the above calculations totaled 0.9 million options for the year ended June 30, 2015 ($50.52 weighted average exercise price), 1.8 million options for the year ended June 30, 2014 ($50.54 weighted average exercise price), and 3.1 million options for the year ended June 30, 2013 ($46.56 weighted average exercise price).

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

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock on the open market. In May 2014, the Board approved the repurchase of $100.0 million of shares. As of June 30, 2015, $97.0 million remained available under the current authorizations for future repurchases.

Repurchases of the Company's common and Class B stock are as follows:

Years ended June 30,	2015	2014	2013
(In thousands)
Number of shares	925	1,640	1,477
Cost at market value	$46,764	$78,226	$54,734

Effective July 1, 2013, shares deemed to be delivered to the Company on tender of stock in payment for the exercise price of options are no longer included as part of our repurchase program and thus they do not reduce the repurchase authority granted by our Board. Shares delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares continue to reduce the repurchase authority granted by our Board. Shares tendered for the exercise price of stock options were 0.7 million shares at of cost of $35.6 million in fiscal 2015 and 1.1 million shares at a cost of $54.1 million in fiscal 2014.

11.  Common Stock and Share-based Compensation Plans

Meredith has an employee stock purchase plan and a stock incentive plan, both of which are shareholder-approved. More detailed descriptions of these plans follows. Compensation expense recognized for these plans was $12.5 million in fiscal 2015, $12.2 million in fiscal 2014, and $11.5 million in fiscal 2013. The total income tax benefit recognized in earnings was $4.6 million in fiscal 2015, $4.5 million in fiscal 2014, and $4.2 million in fiscal 2013.

Employee Stock Purchase Plan

Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. One million five hundred thousand common shares are authorized and approximately 290,000 shares remain available for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using the Black-Scholes option-pricing model. The term of the option is three months, the term of the offering period. The expected stock price volatility was 37 percent in fiscal 2015, 36 percent in fiscal 2014, and 35 percent in fiscal 2013. Information about the shares issued under this plan is as follows:

Years ended June 30,	2015	2014	2013
Shares issued (in thousands)	72	86	130
Average fair value	$7.52	$7.59	$5.55
Average purchase price	39.95	40.30	29.50
Average market price	50.83	48.36	38.56

Stock Incentive Plan

Meredith has a stock incentive plan that permits the Company to issue stock options, restricted stock, stock equivalent units, restricted stock units, and performance shares to key employees and directors of the Company. Approximately 8.7 million shares remained available for future awards under the plan as of June 30, 2015. Forfeited awards, shares deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares increase shares available for future awards. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the employees' interests with those of shareholders.

The Company has awarded restricted shares of common stock and restricted stock units to eligible key employees and to non-employee directors under the plan. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards generally vest over three or five years. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants, net of estimated forfeitures, are amortized over the vesting periods.

The Company's restricted stock activity during the year ended June 30, 2015, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2014	565	$35.77
Granted	9	51.22
Vested	(186)	26.72
Forfeited	(23)	40.00
Nonvested at June 30, 2015	365	40.48	$19,075

As of June 30, 2015, there was $2.3 million of unearned compensation cost related to restricted stock granted under the plan. That cost is expected to be recognized over a weighted average period of 1.3 years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2015, 2014, and 2013 was $51.22, $48.01, and $34.69, respectively. The total fair value of shares vested during the years ended June 30, 2015, 2014, and 2013, was $7.8 million, $6.2 million, and $5.6 million, respectively.

The Company's restricted stock unit activity during the year ended June 30, 2015, was as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2014	—	$—
Granted	173	46.21
Vested	(3)	45.69
Forfeited	(11)	46.19
Nonvested at June 30, 2015	159	46.22	$8,314

As of June 30, 2015, there was $3.0 million of unearned compensation cost related to restricted stock units granted under the plan. That cost is expected to be recognized over a weighted average period of 2.2 years. The weighted average grant date fair value of restricted stock granted during the year ended June 30, 2015 was $46.21. The total fair value of shares vested during the year ended June 30, 2015 was $0.1 million.

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

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2015:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value	Aggregate Intrinsic Value
(Units and Aggregate Intrinsic Value in thousands)
Balance at June 30, 2014	229	$38.19
Additions	40	46.33
Converted to common stock	(4)	28.88
Balance at June 30, 2015	265	36.12	$4,251

The total intrinsic value of stock equivalent units converted to common stock was $0.1 million in fiscal 2015, $0.1 million in fiscal 2014, and zero for fiscal year 2013.

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

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options and Aggregate Intrinsic Value in thousands)
Outstanding July 1, 2014	3,878	$40.26
Granted	467	46.30
Exercised	(1,018)	37.00
Forfeited	(658)	48.40
Outstanding June 30, 2015	2,669	40.55	6.0	$31,882
Exercisable June 30, 2015	1,225	39.15	3.7	16,856

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

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2015	2014	2013
Risk-free interest rate	1.4-2.8%	1.9-2.1%	0.4-1.3%
Expected dividend yield	4.00%	4.20%	5.00%
Expected option life	7-8 yrs	7-8 yrs	7-8 yrs
Expected stock price volatility	37%	36%	35%

The weighted average grant date fair value of options granted during the years ended June 30, 2015, 2014, and 2013, was $11.59, $11.41, and $6.62, respectively. The total intrinsic value of options exercised during the years ended June 30, 2015, 2014, and 2013 was $14.2 million, $9.6 million, and $12.0 million, respectively. As of June 30, 2015, there was $2.8 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2015, 2014, and 2013 was $37.7 million, $54.5 million, and $34.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.5 million, $3.7 million, and $4.7 million, respectively, for the years ended June 30, 2015, 2014, and 2013.

12.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $20.1 million in fiscal 2015, $20.2 million in fiscal 2014, and $20.5 million in fiscal 2013.

Below are the minimum rental commitments at June 30, 2015, under all noncancelable operating leases due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2016	$18,364
2017	17,341
2018	15,783
2019	14,065
2020	13,663
Thereafter	71,247
Total minimum rentals	$150,463

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2026. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar properties.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable rights amounted to $30.3 million at June 30, 2015. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, was $28.9 million at June 30, 2015.

The table shows broadcast rights payments due in succeeding fiscal years:

Years ending June 30,	Recorded Commitments	Unavailable Rights
(In thousands)
2016	$4,776	$10,874
2017	1,734	10,719
2018	654	7,174
2019	330	1,286
2020	142	208
Thereafter	138	35
Total amounts payable	$7,774	$30,296

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

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive loss balances:

	Minimum Pension/Post Retirement Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2012	$(23,115)	$—	$(23,115)
Current-year adjustments, pretax	10,997	—	10,997
Tax expense	(4,223)	—	(4,223)
Other comprehensive loss	6,774	—	6,774
Balance at June 30, 2013	(16,341)	—	(16,341)
Current-year adjustments, pretax	12,310	—	12,310
Tax expense	(4,727)	—	(4,727)
Other comprehensive income	7,583	—	7,583
Balance at June 30, 2014	(8,758)	—	(8,758)
Current-year adjustments, pretax	(4,206)	(2,109)	(6,315)
Tax benefit	1,615	810	2,425
Other comprehensive income	(2,591)	(1,299)	(3,890)
Balance at June 30, 2015	$(11,349)	$(1,299)	$(12,648)

14.  Fair Value Measurement

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Specifically, it establishes a hierarchy prioritizing the use of inputs in valuation techniques. The defined levels within the hierarchy are as follows:

• Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

• Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

• Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments:

	June 30, 2015		June 30, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$7,774	$7,490	$8,838	$8,408
Long-term debt	795,000	797,121	715,000	717,032

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

As of June 30, 2015, the Company had assets related to its qualified pension plans measured at fair value. The required disclosures regarding such assets are presented within Note 8. In addition, the Company has liabilities related to contingent consideration payables that are valued at estimated fair value as discussed in Note 2. The Company does not have any other assets or liabilities recognized at fair value.

The following table sets forth the liabilities measured at fair value on a recurring basis:

(In thousands)	June 30, 2015	June 30, 2014
Other assets
Interest rate swaps	$1,139	$—
Accrued expenses and other liabilities
Contingent consideration	800	50
Interest rate swaps	3,295	—
Other noncurrent liabilities
Contingent consideration	60,735	1,650

The fair value of interest rate swaps is determined based on discounted cash flows derived using market observable inputs including swap curves that are included in Level 2. The fair value of the contingent consideration is based on significant inputs not observable in the market and thus represents Level 3 measurements.

The following table represents the changes in the fair value of Level 3 contingent consideration for the year ended June 30, 2015.

(in thousands)
Balance at beginning of year	$1,700
Additions due to acquisitions	61,335
Change in present value of contingent consideration [1]	(1,500)
Balance at end of year	$61,535

[1]   Change in present value of contingent consideration is included in earning and comprised of changes in estimated earn out payments based on projections of performance and the amortization of the present value discount.

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets is the amortization of broadcast rights in the local media segment. Broadcast rights amortization totaled $16.6 million in fiscal 2015, $8.8 million in fiscal 2014, and $9.7 million in fiscal 2013.

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

The following table presents financial information by segment:

Years ended June 30,	2015	2014	2013
(In thousands)
Revenues
National media	$1,059,852	$1,065,898	$1,095,195
Local media	534,324	402,810	376,145
Total revenues	$1,594,176	$1,468,708	$1,471,340

Segment profit
National media	$122,681	$113,113	$137,985
Local media	162,677	113,060	124,116
Unallocated corporate	(43,246)	(39,658)	(51,267)
Income from operations	242,112	186,515	210,834
Interest expense, net	(19,352)	(12,176)	(13,430)
Earnings before income taxes	$222,760	$174,339	$197,404

Depreciation and amortization
National media	$17,186	$29,455	$19,199
Local media	38,779	28,815	24,471
Unallocated corporate	1,839	1,658	1,680
Total depreciation and amortization	$57,804	$59,928	$45,350

Assets
National media	$1,665,542	$1,422,855	$1,454,225
Local media	1,072,152	996,935	587,611
Unallocated corporate	105,588	124,010	98,223
Total assets	$2,843,282	$2,543,800	$2,140,059

Capital expenditures
National media	$4,829	$5,491	$6,455
Local media	23,224	16,578	14,688
Unallocated corporate	5,192	2,753	4,826
Total capital expenditures	$33,245	$24,822	$25,969

16.  Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$246,326	$242,381	$275,298	$295,847	$1,059,852
Local media	124,858	156,524	122,881	130,061	534,324
Total revenues	$371,184	$398,905	$398,179	$425,908	$1,594,176
Operating profit
National media	$28,895	$26,107	$23,460	$44,219	$122,681
Local media	36,312	54,986	31,420	39,959	162,677
Unallocated corporate	(12,355)	(12,231)	(7,774)	(10,886)	(43,246)
Income from operations	$52,852	$68,862	$47,106	$73,292	$242,112

Net earnings	$29,365	$39,591	$25,256	$42,579	$136,791

Basic earnings per share	0.66	0.89	0.57	0.95	3.07

Diluted earnings per share	0.65	0.87	0.56	0.94	3.02

Dividends per share	0.4325	0.4325	0.4575	0.4575	1.7800

In the second quarter of fiscal 2015, the Company recorded a pre-tax restructuring charge of $6.7 million.

In the third quarter of fiscal 2015, the Company recorded a pre-tax restructuring charge of $9.9 million.

Year ended June 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$266,899	$249,694	$269,680	$279,625	$1,065,898
Local media	89,553	104,354	97,734	111,169	402,810
Total revenues	$356,452	$354,048	$367,414	$390,794	$1,468,708
Operating profit
National media	$28,076	$28,070	$13,614	$43,353	$113,113
Local media	25,676	35,225	26,696	25,463	113,060
Unallocated corporate	(10,944)	(11,394)	(9,081)	(8,239)	(39,658)
Income from operations	$42,808	$51,901	$31,229	$60,577	$186,515

Net earnings	$24,041	$30,569	$18,486	$40,445	$113,541

Basic earnings per share	0.54	0.68	0.41	0.91	2.54

Diluted earnings per share	0.53	0.67	0.41	0.89	2.50

Dividends per share	0.4075	0.4075	0.4325	0.4325	1.6800

In the second quarter of fiscal 2014, the Company recorded $1.6 million in acquisition transaction costs. Also in the second quarter, the Company recorded a reduction in contingent consideration payable of $1.1 million.

In the third quarter of fiscal 2014, the Company recorded a pre-tax restructuring charge of $20.8 million and acquisition transaction costs of $1.5 million. Also in the third quarter, the Company recorded a reduction in contingent consideration payable of $2.3 million and $1.4 million in reversals of excess restructuring reserves accrued in prior fiscal years.

In the fourth quarter of fiscal 2014, the Company recorded a pre-tax restructuring charge of $3.7 million and acquisition transaction costs $2.4 million. The Company recorded a reduction in contingent consideration payable of $2.3 million in the fourth quarter of fiscal 2014.

Meredith Corporation and Subsidiaries
FIVE-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2015	2014	2013	2012	2011
(In thousands except per share data)
Results of operations
Revenues	$1,594,176	$1,468,708	$1,471,340	$1,376,687	$1,400,480
Costs and expenses	1,294,260	1,222,265	1,215,156	1,146,590	1,135,644
Depreciation and amortization	57,804	59,928	45,350	44,326	39,545
Income from operations	242,112	186,515	210,834	185,771	225,291
Net interest expense	(19,352)	(12,176)	(13,430)	(12,896)	(12,938)
Income taxes	(85,969)	(60,798)	(73,754)	(68,503)	(80,743)
Earnings from continuing operations	136,791	113,541	123,650	104,372	131,610
Discontinued operations	—	—	—	—	(4,178)
Net earnings	$136,791	$113,541	$123,650	$104,372	$127,432
Basic per share information
Earnings from continuing operations	$3.07	$2.54	$2.78	$2.33	$2.89
Discontinued operations	—	—	—	—	(0.09)
Net earnings	$3.07	$2.54	$2.78	$2.33	$2.80
Diluted per share information
Earnings from continuing operations	$3.02	$2.50	$2.74	$2.31	$2.87
Discontinued operations	—	—	—	—	(0.09)
Net earnings	$3.02	$2.50	$2.74	$2.31	$2.78
Average diluted shares outstanding	45,323	45,410	45,085	45,100	45,832
Other per share information
Dividends	$1.7800	$1.6800	$1.5800	$1.4025	$0.9700
Stock price-high	57.22	53.84	48.37	35.00	37.51
Stock price-low	41.95	40.11	29.27	21.10	28.92
Financial position at June 30,
Current assets	$482,531	$493,122	$407,692	$359,436	$333,738
Working capital	(48,470)	10,019	(48,979)	(123,150)	(75,254)
Total assets	2,843,282	2,543,800	2,140,059	2,016,299	1,712,829
Long-term obligations (including current portion)	802,774	723,838	359,185	390,447	208,979
Shareholders' equity	951,850	891,652	854,296	797,445	774,985
Number of employees at June 30,	3,878	3,639	3,347	3,366	3,192

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

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2015
Reserve for doubtful accounts	$5,464	$5,044	$—	$(3,985)	$6,523
Reserve for returns	2,349	4,747	—	(5,124)	1,972
Total	$7,813	$9,791	$—	$(9,109)	$8,495
Fiscal year ended June 30, 2014
Reserve for doubtful accounts	$6,653	$3,177	$—	$(4,366)	$5,464
Reserve for returns	3,906	4,662	—	(6,219)	2,349
Total	$10,559	$7,839	$—	$(10,585)	$7,813
Fiscal year ended June 30, 2013
Reserve for doubtful accounts	$9,126	$3,099	$—	$(5,572)	$6,653
Reserve for returns	4,310	14,261	—	(14,665)	3,906
Total	$13,436	$17,360	$—	$(20,237)	$10,559

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of June 30, 2015. On the basis of this evaluation, Meredith's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of that evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2015.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 41.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2015, under the captions "Election of Directors," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance," and in Part I of this Form 10-K beginning on page 10 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2015, under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2015, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2015, under the captions "Related Person Transaction Policy and Procedures" and "Corporate Governance - Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 2015, under the caption "Audit Committee Disclosure" and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2015 and 2014
Consolidated Statements of Earnings for the Years Ended June 30, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2015, 2014, and 2013
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the Years Ended June 30, 2015, 2014, and 2013
Notes to Consolidated Financial Statements
Five-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2015, 2014, and 2013

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

Certain of the exhibits to this Form 10-K are incorporated herein by reference, as specified:
(See Index to Attached Exhibits on page E-1of this Form 10-K.)

2.1
Asset Purchase Agreement dated as of December 23, 2013 among Gannett Co., Inc. and Meredith Corporation is incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2013.

2.2
Asset Purchase Agreement dated as of December 23, 2013 among Gannett Co., Inc. and Meredith Corporation is incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2013.

		3.1	The Company's Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003.

3.2	The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014.

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

4.3
Credit Agreement dated June 16, 2010, among Meredith Corporation and a group of banks including Bank of America, N.A., as Administrative Agent and L/C Issuer is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 18, 2010. First amendment dated as of September 12, 2012, to the aforementioned agreement is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10‑Q for the period ended September 30, 2012.

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

4.6
Credit Agreement dated March 27, 2014, among Meredith Corporation and a group of banks including Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and L/C Issuer is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014. First Amendment dated as of June 23, 2015 to the aforementioned agreement.

4.7
Note Purchase Agreement dated as of October 31, 2014, among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10‑Q for the period ended December 31, 2014.

10.1
Indemnification Agreement in the form entered into between the Company and its officers and directors is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988.*

10.2
Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1993.*

10.3
Receivables Sale Agreement dated as of April 9, 2002 among Meredith Corporation, as Sole Initial Originator and Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation), as buyer is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

10.4
Amended and Restated Replacement Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.*

10.5
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

10.7	Meredith Corporation 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.*

10.8
Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.9
Employment Agreement dated January 20, 2006, and re-executed August 24, 2009, between Meredith Corporation and Stephen M. Lacy is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed November 10, 2009.*

10.10
Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.*

10.11
Employment Agreement effective July 1, 2013, between Meredith Corporation and Thomas H. Harty is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013.*

10.12
First Amended and Restated Receivables Purchase Agreement dated as of April 25, 2011, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Company LLC, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011. First amendment dated as of September 21, 2012, to the aforementioned agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the period ended September 30, 2012. Second Amendment dated as of February 18, 2015, to the aforementioned agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015.

10.13
Parent Guarantee from Meredith Corporation dated as of April 25, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011.

10.14
Form of Continuing Restricted Stock Agreement for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2011.*

10.15
Form of Continuing Nonqualified Stock Option Award Agreement for Non-Employee Directors is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2011.*

10.16
Form of Restricted Stock Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012.*

10.17	Meredith Corporation Employee Stock Purchase Plan of 2002, as amended, is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 13, 2012.*

10.18	Meredith Corporation 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 18, 2014.*

10.19	Form of the Nonqualified Stock Option Award Agreement for Employees is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 18, 2014.*

10.20
Form of the Nonqualified Stock Option Award Agreement for Non-Employee Directors is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8‑K filed November 18, 2014.*

10.21	Form of the Restricted Stock Award Agreement for Employees is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 18, 2014.*

10.22	Form of the Restricted Stock Award Agreement for Non-Employee Directors is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 18, 2014.*

10.23	Form of Restricted Stock Unit Award Agreement - Performance Based is incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed November 18, 2014. *

10.24	Form of Restricted Stock Unit Award Agreement - Time Vested is incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 18, 2014.*

10.25
Employment Agreement dated June 1, 2015, between Meredith Corporation and Paul Karpowicz is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2015.*

10.26
Employment Agreement dated June 1, 2015, between Meredith Corporation and Joseph H. Ceryanec is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 5, 2015.*

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

/s/ Joseph Ceryanec	/s/ Stephen M. Lacy
Joseph Ceryanec, Chief Financial Officer (Principal Financial and Accounting Officer)	Stephen M. Lacy, Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ D. Mell Meredith Frazier	/s/ Donald A. Baer
D. Mell Meredith Frazier, Vice Chairman of the Board and Director	Donald A. Baer, Director

/s/ Donald C. Berg	/s/ Mary Sue Coleman
Donald C. Berg, Director	Mary Sue Coleman, Director

/s/ Frederick B. Henry	/s/ Joel W. Johnson
Frederick B. Henry, Director	Joel W. Johnson, Director

/s/ Philip A. Marineau	/s/ Elizabeth E. Tallett
Philip A. Marineau, Director	Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of August 24, 2015.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

4.6
First Amendment dated as of June 23, 2015, to the credit agreement dated March 27, 2014, among Meredith Corporation and a group of banks including Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and L/C Issuer.

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