Form 10-Q
period 2015-09-30
MEREDITH CORP
filed 2015-11-06
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at October 31, 2015
Common shares	37,690,724
Class B shares	6,940,624
Total common and Class B shares	44,631,348

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2015	June 30, 2015
(In thousands)
Current assets
Cash and cash equivalents	$29,940	$22,833
Accounts receivable, net	278,199	284,646
Inventories	24,192	24,681
Current portion of subscription acquisition costs	133,696	122,350
Current portion of broadcast rights	14,929	4,516
Other current assets	39,096	23,505
Total current assets	520,052	482,531
Property, plant, and equipment	520,318	527,622
Less accumulated depreciation	(316,824)	(313,886)
Net property, plant, and equipment	203,494	213,736
Subscription acquisition costs	113,075	103,842
Broadcast rights	5,745	1,795
Other assets	70,664	67,750
Intangible assets, net	967,688	972,382
Goodwill	998,260	1,001,246
Total assets	$2,878,978	$2,843,282

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$65,625	$62,500
Current portion of long-term broadcast rights payable	15,139	4,776
Accounts payable	96,946	93,944
Accrued expenses and other liabilities	144,223	163,655
Current portion of unearned subscription revenues	214,968	206,126
Total current liabilities	536,901	531,001
Long-term debt	753,750	732,500
Long-term broadcast rights payable	7,112	2,998
Unearned subscription revenues	158,629	151,221
Deferred income taxes	313,156	311,645
Other noncurrent liabilities	163,037	162,067
Total liabilities	1,932,585	1,891,432
Shareholders' equity
Series preferred stock	—	—
Common stock	37,685	37,657
Class B stock	6,949	6,963
Additional paid-in capital	55,396	49,019
Retained earnings	861,220	870,859
Accumulated other comprehensive loss	(14,857)	(12,648)
Total shareholders' equity	946,393	951,850
Total liabilities and shareholders' equity	$2,878,978	$2,843,282

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

Three months ended September 30,	2015	2014
(In thousands except per share data)
Revenues
Advertising	$218,670	$218,031
Circulation	72,175	65,885
All other	93,821	87,268
Total revenues	384,666	371,184
Operating expenses
Production, distribution, and editorial	153,178	141,887
Selling, general, and administrative	187,396	163,676
Depreciation and amortization	15,080	12,769
Total operating expenses	355,654	318,332
Income from operations	29,012	52,852
Interest expense, net	(5,313)	(4,242)
Earnings before income taxes	23,699	48,610
Income taxes	(12,670)	(19,245)
Net earnings	$11,029	$29,365

Basic earnings per share	$0.25	$0.66
Basic average shares outstanding	44,612	44,459

Diluted earnings per share	$0.24	$0.65
Diluted average shares outstanding	45,366	45,157

Dividends paid per share	$0.4575	$0.4325

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended September 30,	2015	2014
(In thousands)
Net earnings	$11,029	$29,365
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	(1)	42
Unrealized gain (loss) on interest rate swaps	(2,208)	777
Other comprehensive income (loss), net of income taxes	(2,209)	819
Comprehensive income	$8,820	$30,184

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2015	$37,657	$6,963	$49,019	$870,859	$(12,648)	$951,850
Net earnings	—	—	—	11,029	—	11,029
Other comprehensive loss, net of income taxes	—	—	—	—	(2,209)	(2,209)
Shares issued under incentive plans, net of forfeitures	136	—	4,890	—	—	5,026
Purchases of Company stock	(122)	—	(5,616)	—	—	(5,738)
Share-based compensation	—	—	5,850	—	—	5,850
Conversion of Class B to common stock	14	(14)	—	—	—	—
Dividends paid
Common stock	—	—	—	(17,489)	—	(17,489)
Class B stock	—	—	—	(3,179)	—	(3,179)
Tax benefit from share-based awards	—	—	1,253	—	—	1,253
Balance at September 30, 2015	$37,685	$6,949	$55,396	$861,220	$(14,857)	$946,393

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended September 30,	2015	2014
(In thousands)
Cash flows from operating activities
Net earnings	$11,029	$29,365
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	10,296	9,239
Amortization	4,784	3,530
Share-based compensation	5,850	4,646
Deferred income taxes	6,427	7,326
Amortization of broadcast rights	4,209	4,106
Payments for broadcast rights	(4,040)	(3,906)
Fair value adjustments to contingent consideration	(1,000)	—
Excess tax benefits from share-based payments	(1,356)	(3,982)
Changes in assets and liabilities	(33,370)	(39,178)
Net cash provided by operating activities	2,829	11,146
Cash flows from investing activities
Additions to property, plant, and equipment	(1,840)	(1,936)
Proceeds from disposition of assets	1,767	—
Net cash used in investing activities	(73)	(1,936)
Cash flows from financing activities
Proceeds from issuance of long-term debt	47,500	45,000
Repayments of long-term debt	(23,125)	(38,125)
Dividends paid	(20,668)	(19,393)
Purchases of Company stock	(5,738)	(17,012)
Proceeds from common stock issued	5,026	10,088
Excess tax benefits from share-based payments	1,356	3,982
Net cash provided by (used in) financing activities	4,351	(15,460)
Net increase (decrease) in cash and cash equivalents	7,107	(6,250)
Cash and cash equivalents at beginning of period	22,833	36,587
Cash and cash equivalents at end of period	$29,940	$30,337

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10‑K for the year ended June 30, 2015, filed with the SEC.

The condensed consolidated financial statements as of September 30, 2015, and for the three months ended September 30, 2015 and 2014, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2015, were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Adopted Accounting Pronouncements—In September 2015, the Financial Accounting Standards Board (FASB) issued guidance simplifying the accounting for measurement-period adjustments related to business combinations. The new guidance removes the requirement to restate prior periods to reflect adjustments made to provisional amounts. Rather, adjustments to the provisional amounts are to be recognized in the reporting period they are identified. In the period of adjustment, the portion that would have been recorded in a previous reporting period is to be presented separately on the face of the income statement or disclosed in the notes. Prospective adoption of the guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2016. The adoption of this guidance requires a change in the format of disclosure only and it did not have an impact on our results of operations or cash flows.

2. Pending Merger Transaction

On September 7, 2015, the Company and Media General, Inc. (Media General) entered into a definitive merger agreement under which the companies will combine to form Meredith Media General. Under the terms of the merger agreement, Media General will acquire all of the outstanding common stock of the Company in a cash and stock transaction in which each share of Meredith common stock and Class B common stock will be converted into the right to receive $34.57 in cash and 1.5214 shares of Meredith Media General voting common stock. Upon closing, it is estimated that Media General shareholders will own 65 percent and Meredith shareholders will own 35 percent of the fully-diluted shares of Meredith Media General.

The transaction has been approved by the Boards of Directors of the Company and Media General. It is anticipated that stations in six overlapping markets will be swapped or otherwise divested to address regulatory considerations. As set forth in the merger agreement, the closing of the merger agreement is subject to certain customary conditions, including but not limited to, approval from the Federal Communications Commission (FCC), clearance under the Hart-Scott-Rodino antitrust act, the absence of legal barriers to the closing of the merger, adoption of the agreement by the shareholders of Meredith and of Media General, and certain customary third party consents. The Company and Media General will hold special shareholder meetings to vote on the merger. The merger is expected to close by June 30, 2016. The Company incurred $12.7 million of investment banking, legal, accounting, and other professional fees and expenses in the first quarter of fiscal 2016 related to the pending merger. These costs are included in the selling, general, and administrative line in the Consolidated Statements of Earnings. The limited tax deductibility of certain of these merger-related expenses also caused an increase in the fiscal 2016 first quarter effective tax rate. For more information concerning the merger, refer to the Current Report on Form 8‑K filed with the SEC on September 9, 2015.

3. Acquisitions

On October 31, 2014, Meredith acquired WGGB, the ABC affiliate in Springfield, Massachusetts. On December 19, 2014, Meredith acquired WALA, the FOX affiliate in Mobile, Alabama-Pensacola, Florida.

Effective November 1, 2014, Meredith completed its acquisition of Martha Stewart Living magazine and its related digital assets (collectively Martha Stewart Living Media Properties). In addition, Meredith entered into a 10‑year licensing arrangement with Martha Stewart Living Omnimedia (MSLO) for the licensing of the Martha Stewart Living trade name. The acquired business operations include sales and marketing, circulation, production, and other non-editorial functions. Meredith sources editorial content from MSLO.

On November 13, 2014, Meredith acquired 100 percent of the membership interests in MyWedding, LLC (Mywedding). Mywedding operates mywedding.com, one of the top wedding websites in the U.S., providing couples with a complete wedding planning product suite.

On December 30, 2014, Meredith acquired 100 percent of the outstanding stock of Selectable Media, Inc. (Selectable Media), a leading native and engagement-based digital advertising company. During the first quarter of fiscal 2016, the provisional amounts recorded to goodwill were decreased $2.9 million with a corresponding increase to deferred income taxes based on an updated valuation report and other fair value determinations.

Effective February 1, 2015, Meredith completed its acquisition of Shape magazine and related digital assets (collectively Shape). Shape is the women's active lifestyle category leader with content focusing on exercise, beauty, nutrition, health, fashion, wellness, and other lifestyle topics to help women lead a healthier, active lifestyle.

On June 19, 2015, Meredith completed the acquisition of Qponix, a leading shopper marketing data platform technology.

The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. The Company is in the process of obtaining third-party valuations of intangible assets; thus, the provisional measurements of intangible assets, goodwill, and deferred income tax balances are subject to change.

4. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 53 percent are under the last-in first-out (LIFO) method at September 30, 2015, and 52 percent at June 30, 2015.

(In thousands)	September 30, 2015	June 30, 2015
Raw materials	$10,662	$13,900
Work in process	14,884	12,053
Finished goods	2,346	2,428
	27,892	28,381
Reserve for LIFO cost valuation	(3,700)	(3,700)
Inventories	$24,192	$24,681

5. Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2015			June 30, 2015
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$18,610	$(6,538)	$12,072	$20,879	$(7,660)	$13,219
Customer lists	5,230	(3,133)	2,097	9,120	(6,679)	2,441
Other	19,425	(6,767)	12,658	20,675	(7,361)	13,314
Local media
Network affiliation agreements	229,309	(130,969)	98,340	229,309	(129,362)	99,947
Retransmission agreements	21,229	(4,339)	16,890	21,229	(3,454)	17,775
Other	1,214	(183)	1,031	1,212	(126)	1,086
Total	$295,017	$(151,929)	143,088	$302,424	$(154,642)	147,782
Intangible assets not
subject to amortization
National media
Internet domain names			7,827			7,827
Trademarks			192,089			192,089
Local media
FCC licenses			624,684			624,684
Total			824,600			824,600
Intangible assets, net			$967,688			$972,382

Amortization expense was $4.8 million for the three months ended September 30, 2015. Annual amortization expense for intangible assets is expected to be as follows: $19.5 million in fiscal 2016, $18.0 million in fiscal 2017, $15.0 million in fiscal 2018, $12.2 million in fiscal 2019, and $11.8 million in fiscal 2020.

Changes in the carrying amount of goodwill were as follows:

Three months ended September 30,	2015			2014
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period	$932,471	$68,775	$1,001,246	$789,038	$51,823	$840,861
Acquisitions	(2,986)	—	(2,986)	—	(867)	(867)
Balance at end of period	$929,485	$68,775	$998,260	$789,038	$50,956	$839,994

6. Restructuring Accrual

During the first quarter of fiscal 2016, management committed to a performance improvement plan that included selected workforce reductions. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $3.4 million for severance and related benefit costs related to the involuntary termination of employees. The majority of severance costs are being paid out over a twelve-month period. The plan affected approximately 45 employees. The Company also recorded $1.1 million in reversals of excess restructuring reserves accrued in prior fiscal years. The restructuring charge and credit for the reversal of excess restructuring reserves are recorded in the selling, general, and administrative line in the Condensed Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual are as follows:

Three months ended September 30,	2015	2014
(In thousands)
Balance at beginning of period	$15,731	$13,545
Severance accruals	3,366	—
Cash payments	(3,705)	(4,986)
Reversal of excess accrual	(1,070)	—
Balance at end of period	$14,322	$8,559

7. Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2015	June 30, 2015
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/21/2017	$80,000	$80,000
Revolving credit facility of $200 million, due 3/27/2019	105,000	77,500
Term loan due 3/27/2019	234,375	237,500

Private placement notes
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	100,000
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	819,375	795,000
Current portion of long-term debt	(65,625)	(62,500)
Long-term debt	$753,750	$732,500

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At September 30, 2015, $175.2 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.25 percent at September 30, 2015, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

In October 2015, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility will expire in October 2017.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.22 percent on the swap maturing in August 2018, 0.33 percent on the swap maturing in March 2019, and 0.33 percent on the swaps maturing in August 2019 as of September 30, 2015) on the $300.0 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive gain (loss) to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at September 30, 2015.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At September 30, 2015, the swaps had a fair value of $5.8 million liability. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. This exposure is managed through diversification and the monitoring of the creditworthiness of the counterparties. There was no potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at September 30, 2015. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at September 30, 2015.

8. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

Three months ended September 30,	2015	2014
(In thousands)
Pension benefits
Service cost	$2,977	$3,043
Interest cost	1,469	1,396
Expected return on plan assets	(2,746)	(2,759)
Prior service cost amortization	49	56
Actuarial loss amortization	157	169
Net periodic benefit costs	$1,906	$1,905

Postretirement benefits
Service cost	$25	$29
Interest cost	96	102
Prior service cost amortization	(107)	(108)
Actuarial gain amortization	(169)	(108)
Net periodic benefit credit	$(155)	$(85)

The amortization of amounts related to unrecognized prior service costs and net actuarial loss were reclassified out of other comprehensive income as components of net periodic benefit costs.

9. Earnings per Share

The following table presents the calculations of earnings per share:

Three months ended September 30,	2015	2014
(In thousands except per share data)
Net earnings	$11,029	$29,365
Basic average shares outstanding	44,612	44,459
Dilutive effect of stock options and equivalents	754	698
Diluted average shares outstanding	45,366	45,157
Earnings per share
Basic earnings per share	$0.25	$0.66
Diluted earnings per share	0.24	0.65

For the three months ended September 30, 2015 and 2014, antidilutive options excluded from the above calculations totaled 1.2 million (with a weighted average exercise price of $49.47) and 1.7 million (with a weighted average exercise price of $50.06), respectively.

10. Fair Value Measurements

We have estimated the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition.

The fair value hierarchy consists of three broad levels of inputs that may be used to measure fair value, which are described below:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments:

	September 30, 2015		June 30, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$22,251	$21,361	$7,774	$7,490
Long-term debt	819,375	821,353	795,000	797,121

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In thousands)	September 30, 2015	June 30, 2015
Other assets
Interest rate swaps	$—	$1,139
Accrued expenses and other liabilities
Contingent consideration	800	800
Interest rate swaps	3,278	3,295
Other noncurrent liabilities
Contingent consideration	59,735	60,735
Interest rate swaps	2,498	—

The fair value of interest rate swaps is determined based on discounted cash flows derived using market observable inputs including swap curves that are included in Level 2. The fair value of the contingent consideration is determined based on probability-weighted discounted cash flow models that include significant inputs not observable in the market and thus represent Level 3 measurements.

Details of changes in the fair value of Level 3 contingent consideration are as follows:

Three months ended September 30,	2015	2014
(in thousands)
Balance at beginning of period	$61,535	$1,700
Change in present value of contingent consideration (1)	(1,000)	—
Balance at end of period	$60,535	$1,700

(1)     Change in present value of contingent consideration is recorded in the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings and is comprised of changes in estimated earn out payments based on projections of performance and the amortization of the present value discount.

11. Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media and local media. There have been no changes in the basis of segmentation since June 30, 2015. There are no material intersegment transactions.

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

The following table presents financial information by segment:

Three months ended September 30,	2015	2014
(In thousands)
Revenues
National media	$258,199	$246,326
Local media	126,467	124,858
Total revenues	$384,666	$371,184

Segment profit
National media	$22,803	$28,895
Local media	29,327	36,312
Unallocated corporate	(23,118)	(12,355)
Income from operations	29,012	52,852
Interest expense, net	(5,313)	(4,242)
Earnings before income taxes	$23,699	$48,610

Depreciation and amortization
National media	$4,565	$3,625
Local media	9,978	8,715
Unallocated corporate	537	429
Total depreciation and amortization	$15,080	$12,769

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 67 percent of the Company's $384.7 million in revenues in the first three months of fiscal 2016 while the local media segment contributed 33 percent.

In September 2015, the Company entered into a definitive merger agreement with Media General, Inc. (Media General) to create Meredith Media General. Upon consummation of the merger, the combined company will be a multiplatform and diversified media company that will initially own television stations reaching 30 percent of U.S. households, possess a digital audience of over 200 million monthly unique visitors and magazine readership of more than 110 million, operate a top 3 global licensing program, and own a leading content-driven digital marketing services business. It is anticipated that stations in six overlapping markets will be swapped or otherwise divested to address regulatory considerations. The transaction has been approved by the Boards of Directors of the Company and Media General. As set forth in the merger agreement, the closing of the transaction is subject to certain customary conditions, including but not limited to, approval from the Federal Communications Commission, clearance under the Hart-Scott-Rodino antitrust act, the absence of legal barriers to the closing of the merger, adoption of the agreement by the shareholders of Meredith and of Media General, and certain customary third party consents. Meredith and Media General will hold special shareholder meetings to vote on the transaction. The merger is expected to close by June 30, 2016.

LOCAL MEDIA

Local media derives the majority of its revenues—72 percent in the first three months of fiscal 2016—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

NATIONAL MEDIA

Advertising revenues made up 49 percent of national media's first three months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites and apps to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 28 percent of national media's first three months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. The remaining 23 percent of national media's revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

FIRST QUARTER FISCAL 2016 FINANCIAL OVERVIEW

•
In September 2015, the Company entered into a definitive merger agreement under which Media General will acquire all of the outstanding common stock of Meredith in a cash and stock transaction. During the first quarter of fiscal 2016, the Company incurred $12.7 million in merger-related expenses.

•
National media revenues increased 5 percent compared to the prior-year period as revenue increases of $31.3 million attributable to acquisitions more than offset revenue declines in our magazine operations which were primarily due to declines in magazine advertising. Operating expenses increased 8 percent compared to the prior-year period as expense increases of $28.1 million attributable to the acquisitions and a severance and related benefits charge of $3.2 million more than offset expense declines in our magazine operations. Operating profit margin on acquisitions during the quarter was impacted by the two acquired magazines publishing only two issues in our first fiscal quarter but carrying a full quarter of costs. National media operating profit declined 21 percent as a result of the changes in revenues and expenses discussed above.

•
Local media revenues increased 1 percent as higher non-political advertising revenues and retransmission revenues attributable to the acquired stations and comparable stations more than offset the expected decline in political revenues. Operating profit declined 19 percent primarily due to the decline in high-margin political advertising revenues due to the cyclical nature of political advertising.

•
Diluted earnings per share decreased 63 percent to $0.24 from $0.65 in the prior-year first three months primarily due to the $12.7 million in Media General merger-related expenses incurred in the first quarter of fiscal 2016.

RESULTS OF OPERATIONS

Three months ended September 30,	2015	2014	Change
(In thousands except per share data)
Total revenues	$384,666	$371,184	4%
Operating expenses	(355,654)	(318,332)	12%
Income from operations	$29,012	$52,852	(45)%
Net earnings	$11,029	$29,365	(62)%
Diluted earnings per share	0.24	0.65	(63)%

The following sections provide an analysis of the results of operations for the local media and national media segments and an analysis of the consolidated results of operations for the three months ended September 30, 2015, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2015.

ACQUISITIONS

During fiscal 2015, Meredith completed several strategic acquisitions including the October 2014 acquisition of WGGB and the December 2014 acquisition of WALA in our local media segment, and the November 2014 acquisitions of the Martha Stewart Living media properties and related digital assets and of mywedding.com, the December 2014 acquisition of Selectable Media, the February 2015 acquisition of the Shape brand and its related digital assets, and the June 2015 acquisition of Qponix in our national media segment. The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 3 to the condensed consolidated financial statements for further information.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended September 30,	2015	2014	Change
(In thousands)
Non-political advertising	$89,310	$79,836	12%
Political advertising	2,120	12,963	(84)%
Other	35,037	32,059	9%
Total revenues	126,467	124,858	1%
Operating expenses	(97,140)	(88,546)	10%
Operating profit	$29,327	$36,312	(19)%
Operating profit margin	23.2%	29.1%

Revenues
Local media revenues increased 1 percent in the first quarter of fiscal 2016. Non-political advertising revenues increased 12 percent. Non-political revenues from acquisitions accounted for approximately 70 percent of the increase in non-political advertising revenues in the period. In addition, as compared to the prior year, organic local non-political advertising increased 1 percent while organic national non-political advertising grew 10 percent. Political advertising revenues totaled $2.1 million in the first quarter of the current fiscal year compared with $13.0 million in the prior-year first quarter. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Online advertising for the first quarter of fiscal 2016 increased 6 percent as compared to the prior-year period.

Other revenues increased 9 percent in the first quarter primarily due to increased retransmission fees.

Operating Expenses
Local media operating expenses increased 10 percent in the first quarter of fiscal 2016 primarily due to the addition of acquisition operating expenses. Approximately 85 percent of the increase was due to the addition of acquisition operating expenses. In addition, programming fees paid to the networks increased $2.7 million.

Operating Profit
Local media operating profit decreased 19 percent in the first quarter of fiscal 2016 compared with the prior-year primarily due to lower political advertising revenues due to the cyclical nature of political advertising.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended September 30,	2015	2014	Change
(In thousands)
Advertising	$127,240	$125,232	2%
Circulation	72,175	65,885	10%
Other	58,784	55,209	6%
Total revenues	258,199	246,326	5%
Operating expenses	(235,396)	(217,431)	8%
Operating profit	$22,803	$28,895	(21)%
Operating profit margin	8.8%	11.7%

Revenues
National media advertising revenues increased 2 percent in the first quarter. Online advertising revenues in our digital and mobile media operations grew almost 50 percent in the first quarter of fiscal 2016 primarily due to acquisitions and other organic growth. Magazine advertising revenues and ad pages declined in the high-single digits on a percentage basis in the first quarter. Excluding advertising revenues and ad pages from acquisitions, magazine advertising revenues and pages declined in the mid teens in the first quarter. Among our core advertising categories, demand was weaker for the food and beverage, toiletries and cosmetics, and retail categories while the household supplies, home, and travel categories showed strength.

Magazine circulation revenues increased 10 percent in the first quarter. Subscription revenues increased in the low teens on a percentage basis primarily due to subscription revenues from acquisitions. Newsstand revenues declined in the high-single digits primarily due to overall weaker newsstand demand.

Other revenues increased 6 percent in the first quarter primarily due to increases in marketing and print services revenues and book revenues in our magazine operations of $4.7 million partially offset by a $3.6 million decline in revenues in our customer relationship marketing operations.

Operating Expenses
National media operating expenses increased 8 percent in the first quarter primarily due to operating expenses from acquisitions of $28.1 million. In addition, in the first quarter of fiscal 2016 the national media segment recorded $3.2 million in accrued severance and related benefits related to an approved performance improvement plan. Offsetting these increases were declines in paper costs of $2.9 million, customer relationship marketing expenses of

$2.2 million, postage and other delivery costs of $2.0 million, editorial costs of $1.5 million, and performance- based incentive accruals of $1.4 million.

Operating Profit
National media operating profit decreased 21 percent in the first quarter as a $7.3 million decline in the operating profit of our magazine operations and a $3.2 million pre-tax restructuring charge for severance and related benefit costs more than offset operating profit from acquisitions of $3.2 million.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2015	2014	Change
(In thousands)
Three months ended September 30,	$23,118	$12,355	87%

Unallocated corporate expenses increased 87 percent in the first quarter primarily due to $12.7 million in Media General merger-related expenses being incurred in the first quarter of fiscal 2016. This increase was partially offset by a $1.5 million reduction in charitable contributions expense in the first quarter of fiscal 2016.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended September 30,	2015	2014	Change
(In thousands)
Production, distribution, and editorial	$153,178	$141,887	8%
Selling, general, and administrative	187,396	163,676	14%
Depreciation and amortization	15,080	12,769	18%
Operating expenses	$355,654	$318,332	12%

Fiscal 2016 production, distribution, and editorial costs increased 8 percent in the first quarter compared to the prior-year period primarily due to the addition of expenses of acquired businesses of $12.9 million and increases in programming fees paid to the networks of $2.7 million. In addition, customer relationship marketing expenses increased $4.5 million primarily due to a change in product mix. Partially offsetting these increases were declines in paper expense of $2.9 million, postage and other delivery costs of $2.0 million, and editorial expenses of $1.5 million.

Selling, general, and administrative expenses increased 14 percent in the first quarter of fiscal 2016 as the addition of expenses of acquired businesses of $20.1 million and Media General merger-related expenses of $12.7 million more than offset declines in employee compensation costs of $2.4 million and charitable contributions of $1.5 million. In addition, customer relationship marketing expenses decreased $3.9 million primarily due to a change in product mix.

Depreciation and amortization expense increased 18 percent in the first quarter of fiscal 2016 due primarily to increased depreciation and amortization from acquisitions of $2.4 million.

Income from Operations
Income from operations decreased 45 percent in the first quarter of fiscal 2016 as Media General merger-related expenses of $12.7 million, lower operating profits in our local media segment of $9.9 million due primarily to the cyclical nature of political revenues, and declines in the operating results of our magazine operations of $7.3 million more than offset operating profits from acquisitions of $5.1 million.

Net Interest Expense
Net interest expense increased to $5.3 million in the fiscal 2016 first quarter compared with $4.2 million in the prior-year first quarter. Average long-term debt outstanding was $807.3 million in the first quarter of fiscal 2016 compared with $716.7 million in the prior-year first quarter. The Company's approximate weighted average interest rate was 2.6 percent in the first three months of fiscal 2016 and 2.4 percent in the first three months of fiscal 2015. The weighted average interest rates include the effects of derivative financial instruments.

Income Taxes
Our effective tax rate was 53.5 percent in the first quarter of fiscal 2016 as compared to 39.6 percent in the first quarter of fiscal 2015. The fiscal 2016 first quarter effective tax rate was primarily impacted by limits on the tax deductibility of certain merger-related expenses.

Net Earnings and Earnings per Share
Net earnings were $11.0 million ($0.24 per diluted share) in the quarter ended September 30, 2015, down 62 percent from $29.4 million ($0.65 per diluted share) in the prior-year first quarter. The decreases in net earnings were primarily due to the decline in income from operations as discussed above, increased interest expense and a higher effective tax rate. Basic and diluted shares outstanding for the first quarter increased slightly in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30,	2015	2014	Change
(In thousands)
Net earnings	$11,029	$29,365	(62)%
Cash flows provided by operating activities	$2,829	$11,146	(75)%
Cash flows used in investing activities	(73)	(1,936)	(96)%
Cash flows provided by (used in) financing activities	4,351	(15,460)	(128)%
Net increase (decrease) in cash and cash equivalents	$7,107	$(6,250)	(214)%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2015, we had up to $95.0 million of additional available borrowings under our revolving credit facility, and up to $20.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $7.1 million in the first three months of fiscal 2016; they decreased $6.3 million in the first three months of fiscal 2015.

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

Cash provided by operating activities totaled $2.8 million in the first three months of fiscal 2016 compared with $11.1 million in the first three months of fiscal 2015. The decrease in cash provided by operating activities is primarily due to decreased net earnings and a payment made to the Company's defined contribution benefit plan in the first quarter of fiscal 2016.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $0.1 million in the first three months of fiscal 2016 from $1.9 million in the prior-year period primarily due to proceeds received from the sale of assets in the current year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash provided by financing activities totaled $4.4 million in the three months ended September 30, 2015, compared with net cash used in financing activities of $15.5 million for the three months ended September 30, 2014. The change in cash provided by financing activities is primarily due to increased borrowings of long-term debt in the current quarter as compared to the prior-year quarter along with decreased purchases of Company stock, net of stock issuances.

Long-term Debt
At September 30, 2015, long-term debt outstanding totaled $819.4 million. The balance consisted of $234.4 million under a term loan, $150.0 million in fixed-rate unsecured senior notes, $250.0 million in floating-rate unsecured senior notes, $80.0 million under an asset-backed bank facility, and $105.0 million outstanding under a revolving credit facility.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.22 percent on the swap maturing in August 2018, 0.33 percent on the swap maturing in March 2019, and 0.33 percent on the swaps maturing in August 2019 as of September 30, 2015) on the $300.0 million notional amount of indebtedness.

The revolving credit facility has a capacity of up to $200.0 million. Both the revolving credit facility and the term loan have a five-year term which expires in March 2019. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At September 30, 2015, $234.4 million was outstanding under the term loan and $105.0 million was outstanding under the revolver. Of the term loan, $15.6 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

Of the fixed-rate unsecured senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 3.04 percent at September 30, 2015. The floating-rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating-rate unsecured senior notes was 3.26 percent at September 30, 2015, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating-rate unsecured senior notes was 3.03 percent at September 30, 2015, after taking into account the effect of outstanding interest rate swap agreement. None of the floating-rate senior notes are due in the next 12 months. The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. As of September 30, 2015, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). In October 2015, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility will expire in October 2017.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at September 30, 2015.

Contractual Obligations
As of September 30, 2015, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2015.

Merger-Related Expenses
In the first quarter of fiscal 2016, the Company accrued $12.7 million in Media General merger-related costs. Through the completion of the merger, we expect to incur approximately $40 million of additional investment banking, legal, accounting, and other professional fees and expenses associated with the transaction. If the merger agreement is terminated in connection with Meredith entering into a definitive agreement with respect to a superior proposal, the termination fee payable by Meredith to Media General will be $60 million. If the required Meredith shareholder vote is not obtained at a shareholder meeting duly held for such purpose, the amount of the termination fee will be $15 million. The merger agreement also provides that Media General will be required to pay a termination fee to Meredith of $60 million if the merger agreement is terminated under certain circumstances and a termination fee of $15 million if the required Media General shareholder vote is not obtained at a shareholder meeting duly held for such purpose.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $5.7 million in the first three months of fiscal 2016 to repurchase 122,000 shares of common stock at then-current market prices. We spent $17.0 million to repurchase 365,000 shares in the first three months of fiscal 2015. We expect to continue repurchasing shares from time to time subject to market conditions. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Of the 122,000 shares of common stock purchased during the first three months of the current fiscal year, 64,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. While $94.4 million remained available under the current authorization for future repurchases as of September 30, 2015, the Company has suspended its open market repurchase program in accordance with the Media General merger agreement. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended September 30, 2015.

Dividends
Dividends paid in the first three months of fiscal 2016 totaled $20.7 million, or $0.4575 per share, compared with dividend payments of $19.4 million, or $0.4325 per share, in the first three months of fiscal 2015.

Capital Expenditures
Investment in property, plant, and equipment totaled $1.8 million in the first three months of fiscal 2016 compared with prior-year first three months' investment of $1.9 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2015. As of September 30, 2015, the Company's critical accounting policies had not changed from June 30, 2015.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At September 30, 2015, goodwill and intangible assets totaled $2.0 billion with $1.2 billion in the national media group and $0.8 billion in the local media group.
Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. In reviewing goodwill for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At May 31, 2015, the date the Company last performed its annual evaluation of impairment of goodwill, management elected to perform the two-step goodwill impairment test for all reporting units. The first step of this test is to compare the fair value of a reporting unit to its carrying value. In reviewing other indefinite-lived intangible assets for impairment, the Company compares the fair value of the asset to the asset’s carrying value. No impairment was recorded as a result of the review.

Fair value is determined using a discounted cash flow model which requires us to estimate the future cash flows expected to be generated by the reporting unit or to result from the use of the assets. These estimates depend upon assumptions about future revenues (including projections of overall market growth and our share of market), estimated costs, and appropriate discount rates where applicable. Our assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both our short-term financial forecasts and long-term strategic plans. Depending on the assumptions and estimates used, future cash flow projections can vary within a range of outcomes. Changes in key assumptions about the local media and national media businesses and their prospects or changes in market conditions could result in an impairment charge. See Item 1A. Risk Factors, in our Form 10-K for the year ended June 30, 2015, for other factors which could affect our assumptions. Also see Note 4 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2015, for additional information. The impairment analysis of these assets is considered critical because of their significance to the Company and our local media and national media segments.

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first three months of fiscal 2016 or will be effective for fiscal 2017.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; the consequences of acquisitions and/or dispositions; and risks relating to the pending merger with Media General. Meredith's Form 10‑K for the year ended June 30, 2015, includes a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Form 10‑K for the year ended June 30, 2015, for a more complete discussion of these risks.

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At September 30, 2015, Meredith had $150.0 million outstanding in fixed-rate long-term debt. In addition, Meredith has effectively converted the $250.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $152.4 million from $152.0 million at September 30, 2015.

At September 30, 2015, $669.4 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $1.2 million.

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

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2015.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A. Risk Factors in our Form 10‑K for the fiscal year ended June 30, 2015, which was filed with the Securities and Exchange Commission on August 26, 2015.

The Company’s business could be adversely impacted by uncertainties related to the pending merger with Media General. As described elsewhere in this Quarterly Report on Form 10‑Q, we have entered into a merger agreement, dated as of September 7, 2015, under which Media General will acquire all the outstanding common stock of the Company in a cash and stock transaction to create a new media company to be known as Meredith Media General. Uncertainty about the completion or effect of the pending merger with Media General may adversely affect the Company’s business prior to and following the anticipated merger with Media General, including harming the Company’s relationships with its customers, vendors, and other persons with whom the Company has business relationships. These uncertainties may cause customers, vendors, and others that deal with the Company to delay or defer doing business with the Company or cause them to seek to change existing business relationships with the Company, which could negatively impact the revenues, earnings, and cash flows of the Company regardless of whether the merger is completed. Uncertainty about the completion or effect of the pending merger also may lead to increased competition from the Company’s competitors and may impair employee morale and the Company’s ability to retain and motivate key employees. If key officers or other employees depart because of uncertainty about their future roles, lack of compensatory or financial incentives, or a desire not to remain with the business after the completion of the merger, the Company’s business could be harmed. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the merger process also could adversely affect the Company’s business, results of operations, financial condition, or prospects.

The Company is subject to contractual restrictions on its business and operations while the anticipated merger with Media General is pending. Except as expressly permitted by the merger agreement or as required by applicable law, subject to certain exceptions, until the closing of the merger, the merger agreement restricts the Company’s ability to take certain actions and engage in certain transactions until the completion of the merger without the consent of Media General. These restrictions include, among other things, restrictions on the Company’s ability to:

•	declare or pay dividends, other than in accordance with past practice;

•	purchase, redeem, or otherwise acquire its outstanding capital stock;

•	acquire or agree to acquire by merging or consolidating with, by purchasing any assets or any equity securities of, or by any other manner, any business;

•
sell, lease, exclusively license, subject to any lien (other than any permitted lien), or otherwise dispose of any of its properties or assets other than such sales, leases, licenses, liens, or other dispositions that are in the ordinary course of business and are not material to our business;

•
other than borrowings under existing credit facilities in the ordinary course of business not in excess of certain specified amounts, incur, or materially amend the terms of any indebtedness for borrowed money;

•	make any investment in, or loan or advance to, any person or entity other than ordinary course advances and reimbursements to employees;

•	settle any tax liability in excess of $100,000, amend any material tax return, enter into any contract with a governmental entity relating to material taxes;

•	other than in the ordinary course of business consistent with past practice, enter into, terminate, modify, assign, or amend any material contract;

•	modify or accede to the modification of any of the Company’s television broadcast station licenses that is reasonable likely to be materially adverse to interests of the combined company;

•	make any capital expenditures in excess of specified threshold amounts;

•
except as required under a contract or plan currently in effect, grant, or pay to any current or former director, officer, or employee of the Company any increase in severance, compensation, or benefits (other than increases in compensation in the ordinary course of business consistent with past practice of employees of the Company who are not officers or directors of the Company and whose annual compensation would not exceed $250,000 after giving effect to any such increase);

•
enter into or modify any employment agreement with any current or former director or officer of the Company or with any employee of the Company whose annual compensation would exceed $250,000 after giving effect to such action;

•	adopt or enter into a plan of complete or partial liquidation, dissolution, reclassification, recapitalization, or other reorganization; and

•
pay, discharge, settle, or satisfy any litigation, arbitration, proceeding, or claim which payment, discharge, settlement, or satisfaction would reasonably be expected to limit or restrict the operation of our business in any material respect, or would require the payment by us of an amount in excess of $500,000 in the aggregate.

Among other potential impacts, these restrictions may prevent the Company from pursuing attractive business opportunities and making beneficial changes to its business prior to the anticipated completion of the merger.

Meredith will incur significant transaction and merger-related expenses in connection with the merger. We expect to pay significant transaction expenses in connection with the merger. These transaction expenses include investment banking, legal, and accounting fees and expenses; printing expenses; mailing expenses; and other related charges. A portion of the transaction expenses will be incurred regardless of whether the merger is consummated. We will generally pay our own costs and expenses in connection with the merger.

Any failure to complete or a significant delay in completing the merger could negatively impact the Company’s business. The consummation of the merger with Media General is subject to the satisfaction of a number of conditions under the merger agreement, and the merger agreement may be terminated by Media General or the Company under certain circumstances. Accordingly, there is no assurance that the merger will occur on the terms and timeline currently contemplated or at all, or that the conditions to the merger will be satisfied in a timely manner or at all. If the proposed merger is not completed or becomes significantly delayed, the market price of the

Company’s common stock may decline significantly. Additionally, if the merger is not completed, the Company’s financial results may be adversely affected due to, among other things, the costs and expenses relating to the merger that the Company would still be required to pay.

In addition, the termination of the merger agreement under specified circumstances would require the Company to pay a termination fee. If the merger agreement is terminated in connection with Meredith entering into a definitive agreement with respect to a superior proposal, the termination fee payable by Meredith to Media General will be $60 million. If the required Meredith shareholder votes to approve the merger are not obtained at a shareholder meeting duly held for such purpose, the amount of the termination fee will be $15 million.

Any disruptions to the Company’s business resulting from the announcement and pendency of the merger, including any adverse changes in the Company’s relationships with its customers, employees, vendors, and other business partners or the Company’s recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. Any of the foregoing circumstances could negatively impact the Company’s business, relationships or financial condition as compared to the Company’s business, relationships or financial condition prior to the announcement of the merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended September 30, 2015.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
July 1 to July 31, 2015	6,182	$52.23	5,272	$96,773
August 1 to August 31, 2015	60,163	45.50	44,427	94,748
September 1 to September 30, 2015	55,769	48.01	8,643	94,393
Total	122,114		58,342

1
The number of shares purchased includes 3,540 shares in July 2015, 44,427 shares in August 2015, and 7,700 shares in September 2015 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

2
The number of shares purchased includes 910 shares in July 2015, 15,736 shares in August 2015, and 47,126 shares in September 2015 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

Item 6.	Exhibits

	2.1	Agreement and Plan of Merger, dated as of September 7, 2015, is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 9, 2015.

	3.1	The Restated Bylaws, as amended.

10.1
Amendment No. 3 to First Amended and Restated Receivables Purchase Agreement dated as of October 21, 2015, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent.

	10.2	Voting and Support Agreement, dated as of September 7, 2015, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 9, 2015.

	10.3	Voting and Support Agreement, dated as of September 7, 2015, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 9, 2015.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 6, 2015

INDEX TO ATTACHED EXHIBITS

Item

3.1	The Restated Bylaws, as amended.

10.1
Amendment No. 3 to First Amended and Restated Receivables Purchase Agreement dated as of October 21, 2015, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent.

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