Form 10-Q
period 2015-12-31
MEREDITH CORP
filed 2016-01-28
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at December 31, 2015
Common shares	37,722,573
Class B shares	6,940,616
Total common and Class B shares	44,663,189

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2015	June 30, 2015
(In thousands)
Current assets
Cash and cash equivalents	$27,859	$22,833
Accounts receivable, net	294,611	284,646
Inventories	23,375	24,681
Current portion of subscription acquisition costs	142,871	122,350
Current portion of broadcast rights	11,635	4,516
Other current assets	31,103	23,505
Total current assets	531,454	482,531
Property, plant, and equipment	523,847	527,622
Less accumulated depreciation	(324,293)	(313,886)
Net property, plant, and equipment	199,554	213,736
Subscription acquisition costs	109,008	103,842
Broadcast rights	5,303	1,795
Other assets	70,381	67,750
Intangible assets, net	962,655	972,382
Goodwill	1,000,078	1,001,246
Total assets	$2,878,433	$2,843,282

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$68,750	$62,500
Current portion of long-term broadcast rights payable	12,018	4,776
Accounts payable	76,864	93,944
Accrued expenses and other liabilities	130,036	163,655
Current portion of unearned subscription revenues	222,425	206,126
Total current liabilities	510,093	531,001
Long-term debt	730,000	732,500
Long-term broadcast rights payable	6,576	2,998
Unearned subscription revenues	154,350	151,221
Deferred income taxes	352,254	311,645
Other noncurrent liabilities	161,160	162,067
Total liabilities	1,914,433	1,891,432
Shareholders' equity
Series preferred stock	—	—
Common stock	37,722	37,657
Class B stock	6,941	6,963
Additional paid-in capital	58,989	49,019
Retained earnings	873,045	870,859
Accumulated other comprehensive loss	(12,697)	(12,648)
Total shareholders' equity	964,000	951,850
Total liabilities and shareholders' equity	$2,878,433	$2,843,282

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2015	2014	2015	2014
(In thousands except per share data)
Revenues
Advertising	$241,571	$241,422	$460,241	$459,453
Circulation	66,351	59,468	138,526	125,353
All other	98,491	98,015	192,312	185,283
Total revenues	406,413	398,905	791,079	770,089
Operating expenses
Production, distribution, and editorial	151,065	140,283	304,243	282,170
Selling, general, and administrative	180,249	175,452	367,645	339,128
Depreciation and amortization	14,986	14,308	30,066	27,077
Total operating expenses	346,300	330,043	701,954	648,375
Income from operations	60,113	68,862	89,125	121,714
Interest expense, net	(5,265)	(4,785)	(10,578)	(9,027)
Earnings before income taxes	54,848	64,077	78,547	112,687
Income taxes	(22,329)	(24,486)	(34,999)	(43,731)
Net earnings	$32,519	$39,591	$43,548	$68,956

Basic earnings per share	$0.73	$0.89	$0.98	$1.55
Basic average shares outstanding	44,640	44,483	44,626	44,471

Diluted earnings per share	$0.72	$0.87	$0.96	$1.52
Diluted average shares outstanding	45,358	45,268	45,373	45,224

Dividends paid per share	$0.4575	$0.4325	$0.9150	$0.8650

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2015	2014	2015	2014
(In thousands)
Net earnings	$32,519	$39,591	$43,548	$68,956
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	(2)	42	(3)	84
Unrealized gain (loss) on interest rate swaps	2,162	(1,276)	(46)	(499)
Other comprehensive income (loss), net of income taxes	2,160	(1,234)	(49)	(415)
Comprehensive income	$34,679	$38,357	$43,499	$68,541

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2015	$37,657	$6,963	$49,019	$870,859	$(12,648)	$951,850
Net earnings	—	—	—	43,548	—	43,548
Other comprehensive loss, net of income taxes	—	—	—	—	(49)	(49)
Shares issued under incentive plans, net of forfeitures	182	—	6,273	—	—	6,455
Purchases of Company stock	(139)	—	(6,399)	—	—	(6,538)
Share-based compensation	—	—	8,804	—	—	8,804
Conversion of Class B to common stock	22	(22)	—	—	—	—
Dividends paid
Common stock	—	—	—	(35,007)	—	(35,007)
Class B stock	—	—	—	(6,355)	—	(6,355)
Tax benefit from share-based awards	—	—	1,292	—	—	1,292
Balance at December 31, 2015	$37,722	$6,941	$58,989	$873,045	$(12,697)	$964,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended December 31,	2015	2014
(In thousands)
Cash flows from operating activities
Net earnings	$43,548	$68,956
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	20,249	18,806
Amortization	9,817	7,012
Share-based compensation	8,804	8,431
Deferred income taxes	15,149	13,486
Amortization of broadcast rights	8,452	8,063
Payments for broadcast rights	(8,313)	(7,847)
Provision for write-down of impaired assets	—	1,450
Fair value adjustments to contingent consideration	(140)	(1,100)
Excess tax benefits from share-based payments	(1,706)	(6,035)
Changes in assets and liabilities	(48,158)	(36,853)
Net cash provided by operating activities	47,702	74,369
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(186)	(183,944)
Additions to property, plant, and equipment	(7,866)	(11,855)
Proceeds from disposition of assets	1,767	—
Net cash used in investing activities	(6,285)	(195,799)
Cash flows from financing activities
Proceeds from issuance of long-term debt	90,000	285,000
Repayments of long-term debt	(86,250)	(141,250)
Dividends paid	(41,362)	(38,817)
Purchases of Company stock	(6,538)	(36,177)
Proceeds from common stock issued	6,455	28,389
Excess tax benefits from share-based payments	1,706	6,035
Other	(402)	(214)
Net cash provided by (used in) financing activities	(36,391)	102,966
Net increase (decrease) in cash and cash equivalents	5,026	(18,464)
Cash and cash equivalents at beginning of period	22,833	36,587
Cash and cash equivalents at end of period	$27,859	$18,123

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

The condensed consolidated financial statements as of December 31, 2015, and for the three and six months ended December 31, 2015 and 2014, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2015, were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In November 2015, the FASB issued guidance simplifying the presentation of deferred tax assets and deferred tax liabilities. The new guidance no longer requires the presentation of current deferred tax assets and deferred tax liabilities on a classified balance sheet, rather requiring all to be presented as noncurrent. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company prospectively adopted this guidance in the second quarter of fiscal 2016. As required by the guidance, all deferred tax assets and liabilities are classified as non-current in our consolidated balance sheet as of December 31, 2015, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. The June 30, 2015, balance sheet has not been retrospectively adjusted. The adoption of this guidance did not have an impact on our results of operations or cash flows.

2. Merger Termination

On January 27, 2016, the Company and Media General, Inc. (Media General) terminated their merger agreement under which the companies would have combined to form Meredith Media General. In exchange for terminating the merger agreement, the Company received $60.0 million in cash, which will be recognized as income in the Company's third quarter of fiscal 2016, and an opportunity to negotiate for the purchase of certain broadcast and digital assets currently owned by Media General.

The Company incurred $12.7 million of investment banking, legal, accounting, and other professional fees and expenses in the first quarter of fiscal 2016 and $3.5 million in the second quarter of fiscal 2016 related to the planned merger. These costs are included in the selling, general, and administrative line in the Condensed Consolidated Statements of Earnings. The limited tax deductibility of certain of these merger-related expenses resulted in an increase in the fiscal 2016 second quarter and first six months effective tax rates. In conjunction with the termination of the merger agreement discussed above, it is expected that all merger-related expenses will be deductible for income tax purposes and thus the Company expects to recognize a corresponding tax benefit of approximately $4.5 million in the Company's third fiscal quarter.

3. Acquisitions

On October 31, 2014, Meredith acquired WGGB, the ABC affiliate in Springfield, Massachusetts. On December 19, 2014, Meredith acquired WALA, the FOX affiliate in Mobile, Alabama-Pensacola, Florida.

Effective November 1, 2014, Meredith completed its acquisition of Martha Stewart Living magazine and its related digital assets (collectively Martha Stewart Living Media Properties). In addition, Meredith entered into a 10‑year licensing arrangement with Martha Stewart Living Omnimedia (MSLO) for the licensing of the Martha Stewart Living trade name. The acquired business operations include sales and marketing, circulation, production, and other non-editorial functions. Meredith sourced editorial content from MSLO. During the second quarter of fiscal 2016, the provisional amount recorded to goodwill was increased $0.3 million. On December 22, 2015, Meredith entered into a new 10-year licensing arrangement with Sequential Brands Group, Inc. (the successor of MSLO), which replaced the prior agreement. Under the new agreement, Meredith also acquired the editorial and operational teams for the Martha Stewart Living and Martha Stewart Weddings media brands and related digital assets. In conjunction with this new agreement, Meredith recognized $1.6 million of goodwill related to the acquisition of editorial and operational teams and digital assets.

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

The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. During the second quarter of fiscal 2016, the Company finalized the determination of the fair values of the assets acquired and the liabilities assumed for the acquisitions of WGGB, WALA, the Martha Stewart Living Media Properties, Mywedding, and Selectable Media. The purchase price allocations for the Shape and Qponix acquisitions and the agreement with Sequential Brands Group, Inc. are considered preliminary and are subject to revisions when the valuations of intangible assets are finalized. Therefore, the provisional measurements of fixed assets, intangible assets, goodwill, and deferred income tax balances are subject to change.

4. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 55 percent are under the last-in first-out (LIFO) method at December 31, 2015, and 52 percent at June 30, 2015.

(In thousands)	December 31, 2015	June 30, 2015
Raw materials	$10,367	$13,900
Work in process	14,390	12,053
Finished goods	2,318	2,428
	27,075	28,381
Reserve for LIFO cost valuation	(3,700)	(3,700)
Inventories	$23,375	$24,681

5. Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2015			June 30, 2015
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$18,610	$(7,911)	$10,699	$20,879	$(7,660)	$13,219
Customer lists	5,230	(3,527)	1,703	9,120	(6,679)	2,441
Other	19,425	(7,482)	11,943	20,675	(7,361)	13,314
Local media
Network affiliation agreements	229,309	(132,576)	96,733	229,309	(129,362)	99,947
Retransmission agreements	21,229	(5,223)	16,006	21,229	(3,454)	17,775
Other	1,214	(243)	971	1,212	(126)	1,086
Total	$295,017	$(156,962)	138,055	$302,424	$(154,642)	147,782
Intangible assets not
subject to amortization
National media
Internet domain names			7,827			7,827
Trademarks			192,089			192,089
Local media
FCC licenses			624,684			624,684
Total			824,600			824,600
Intangible assets, net			$962,655			$972,382

Amortization expense was $9.8 million for the six months ended December 31, 2015. Annual amortization expense for intangible assets is expected to be as follows: $19.6 million in fiscal 2016, $18.0 million in fiscal 2017, $15.0 million in fiscal 2018, $12.5 million in fiscal 2019, and $11.6 million in fiscal 2020.

Changes in the carrying amount of goodwill were as follows:

Six months ended December 31,	2015			2014
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period	$932,471	$68,775	$1,001,246	$789,038	$52,589	$841,627
Acquisitions	(1,168)	—	(1,168)	83,269	16,341	99,610
Balance at end of period	$931,303	$68,775	$1,000,078	$872,307	$68,930	$941,237

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

During the second quarter of fiscal 2016, management committed to a performance improvement plan that included selected workforce reductions. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $1.0 million for severance and related benefit costs related to the involuntary termination of employees. The majority of severance costs are being paid out over a twelve-month period. The plan affects approximately 25 employees. The Company also recorded $0.5 million in reversals of excess restructuring reserves accrued in prior fiscal years. The restructuring charge and credit for the reversal of excess restructuring reserves are recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual are as follows:

Six months ended December 31,	2015	2014
(In thousands)
Balance at beginning of period	$15,731	$13,545
Severance accruals	4,380	5,273
Other accruals	—	110
Cash payments	(8,108)	(7,123)
Reversal of excess accrual	(1,584)	—
Balance at end of period	$10,419	$11,805

7. Long-term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2015	June 30, 2015
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/20/2017	$80,000	$80,000
Revolving credit facility of $200 million, due 3/27/2019	87,500	77,500
Term loan due 3/27/2019	231,250	237,500

Private placement notes
3.04% senior notes, due 3/1/2016	50,000	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	100,000
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	798,750	795,000
Current portion of long-term debt	(68,750)	(62,500)
Long-term debt	$730,000	$732,500

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At December 31, 2015, $182.8 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.50 percent at December 31, 2015, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

In October 2015, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility will expire in October 2017.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.40 percent on the swap maturing in August 2018, 0.59 percent on the swap maturing in March 2019, and 0.42 percent on the swaps maturing in August 2019 as of December 31, 2015) on the $300.0 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive gain (loss) to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at December 31, 2015.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At December 31, 2015, the swaps had a fair value of $2.2 million liability. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. This exposure is managed through diversification and the monitoring of the creditworthiness of the counterparties. There was $0.1 million of potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at December 31, 2015. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at December 31, 2015.

8. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Six Months
Periods ended December 31,	2015	2014	2015	2014
(In thousands)
Pension benefits
Service cost	$2,977	$3,043	$5,954	$6,086
Interest cost	1,469	1,396	2,938	2,792
Expected return on plan assets	(2,746)	(2,759)	(5,492)	(5,518)
Prior service cost amortization	49	56	98	112
Actuarial loss amortization	157	169	314	338
Net periodic benefit costs	$1,906	$1,905	$3,812	$3,810

Postretirement benefits
Service cost	$25	$29	$50	$58
Interest cost	96	102	192	204
Prior service cost amortization	(107)	(108)	(214)	(216)
Actuarial gain amortization	(169)	(108)	(338)	(216)
Net periodic benefit credit	$(155)	$(85)	$(310)	$(170)

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss were reclassified out of other comprehensive income as components of net periodic benefit costs.

9. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Six Months
Periods ended December 31,	2015	2014	2015	2014
(In thousands except per share data)
Net earnings	$32,519	$39,591	$43,548	$68,956
Basic average shares outstanding	44,640	44,483	44,626	44,471
Dilutive effect of stock options and equivalents	718	785	747	753
Diluted average shares outstanding	45,358	45,268	45,373	45,224
Earnings per share
Basic earnings per share	$0.73	$0.89	$0.98	$1.55
Diluted earnings per share	0.72	0.87	0.96	1.52

For the three months ended December 31, 2015 and 2014, antidilutive options excluded from the above calculations totaled 1.5 million (with a weighted average exercise price of $48.58) and 1.0 million (with a weighted average exercise price of $50.29), respectively. For the six months ended December 31, 2015 and 2014, antidilutive options excluded from the above calculations totaled 1.3 million (with a weighted average exercise price of $49.26) and 1.4 million (with a weighted average exercise price of $50.16), respectively.

In the six months ended December 31, 2015 and 2014, options were exercised to purchase 0.1 million and 0.8 million common shares, respectively.

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	December 31, 2015		June 30, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$18,594	$17,710	$7,774	$7,490
Long-term debt	798,750	799,698	795,000	797,121

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In thousands)	December 31, 2015	June 30, 2015
Other assets
Interest rate swaps	$113	$1,139
Accrued expenses and other liabilities
Contingent consideration	512	800
Interest rate swaps	2,349	3,295
Other noncurrent liabilities
Contingent consideration	60,595	60,735

The fair value of interest rate swaps is determined based on discounted cash flows derived using market observable inputs including swap curves that are included in Level 2. The fair value of the contingent consideration is determined based on probability-weighted discounted cash flow models that include significant inputs not observable in the market and thus represent Level 3 measurements.

Details of changes in the fair value of Level 3 contingent consideration are as follows:

Six months ended December 31,	2015	2014
(in thousands)
Balance at beginning of period	$61,535	$1,700
Additions due to acquisitions	—	33,135
Payments	(288)	—
Change in present value of contingent consideration (1)	(140)	(1,100)
Balance at end of period	$61,107	$33,735

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods ended December 31,	2015	2014	2015	2014
(In thousands)
Revenues
National media	$266,527	$242,381	$524,726	$488,707
Local media	139,886	156,524	266,353	281,382
Total revenues	$406,413	$398,905	$791,079	$770,089

Segment profit
National media	$33,583	$26,107	$56,386	$55,002
Local media	40,441	54,986	69,768	91,298
Unallocated corporate	(13,911)	(12,231)	(37,029)	(24,586)
Income from operations	60,113	68,862	89,125	121,714
Interest expense, net	(5,265)	(4,785)	(10,578)	(9,027)
Earnings before income taxes	$54,848	$64,077	$78,547	$112,687

Depreciation and amortization
National media	$4,833	$3,487	$9,398	$7,112
Local media	9,616	10,395	19,594	19,110
Unallocated corporate	537	426	1,074	855
Total depreciation and amortization	$14,986	$14,308	$30,066	$27,077

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 66 percent of the Company's $791.1 million in revenues in the first six months of fiscal 2016 while the local media segment contributed 34 percent.

LOCAL MEDIA

Local media derives the majority of its revenues—74 percent in the first six months of fiscal 2016—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

NATIONAL MEDIA

Advertising revenues made up 50 percent of national media's first six months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites and apps to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 27 percent of national media's first six months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. The remaining 23 percent of national media's revenues came from a variety of activities that included the sale of customer relationship marketing products and services and books as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

FIRST SIX MONTHS FISCAL 2016 FINANCIAL OVERVIEW

•
National media revenues increased 7 percent compared to the prior-year period as incremental revenue increases of $63.8 million attributable to acquisitions more than offset revenue declines in our magazine operations which were primarily due to declines in magazine advertising. Operating expenses increased 8 percent compared to the prior-year period as incremental expense increases of $51.1 million attributable to the acquisitions more than offset expense declines in our magazine operations. National media operating profit increased 3 percent as a result of the changes in revenues and expenses discussed above.

•
Local media revenues decreased 5 percent. While Meredith recorded $39.4 million less in political advertising revenues in the first six months of fiscal 2016 due to the normal cyclical nature of political advertising, higher non-political advertising revenues and retransmission revenues attributable to the acquired stations and comparable stations partially offset the expected decline in political revenues. Operating profit declined 24 percent primarily due to the decline in high-margin political advertising revenues due to the cyclical nature of political advertising.

•
In September 2015, the Company entered into a merger agreement with Media General, Inc. (Media General). Effective January 27, 2016, this agreement was terminated. During the first six months of fiscal 2016, the Company incurred $16.1 million in merger-related expenses.

•
Diluted earnings per share decreased 37 percent to $0.96 from $1.52 in the prior-year first six months primarily due to the $16.1 million ($14.6 million after tax) in Media General merger-related expenses incurred in the first six months of fiscal 2016 as well as the decline in local media operating profit due to the cyclical decline in political advertising.

RESULTS OF OPERATIONS

Three months ended December 31,	2015	2014	Change
(In thousands except per share data)
Total revenues	$406,413	$398,905	2%
Operating expenses	(346,300)	(330,043)	5%
Income from operations	$60,113	$68,862	(13)%
Net earnings	$32,519	$39,591	(18)%
Diluted earnings per share	0.72	0.87	(17)%

Six months ended December 31,	2015	2014	Change
(In thousands except per share data)
Total revenues	$791,079	$770,089	3%
Operating expenses	(701,954)	(648,375)	8%
Income from operations	$89,125	$121,714	(27)%
Net earnings	$43,548	$68,956	(37)%
Diluted earnings per share	0.96	1.52	(37)%

The following sections provide an analysis of the results of operations for the local media and national media segments and an analysis of the consolidated results of operations for the three and six months ended December 31, 2015, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2015.

ACQUISITIONS

During fiscal 2015, Meredith completed several strategic acquisitions including the October 2014 acquisition of WGGB and the December 2014 acquisition of WALA in our local media segment, and the November 2014 acquisitions of the Martha Stewart Living media properties and related digital assets and of mywedding.com, the December 2014 acquisition of Selectable Media, the February 2015 acquisition of the Shape brand and its related digital assets, and the June 2015 acquisition of Qponix in our national media segment. In December 2015, Meredith entered into a new 10-year licensing arrangement with Sequential Brands Group, Inc., which replaces the prior agreement reached with the former Martha Stewart Living. Under the new agreement, Meredith acquired the editorial and operational teams for the Martha Stewart Living and Martha Stewart Weddings media brands and related digital assets. The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 3 to the condensed consolidated financial statements for further information.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended December 31,	2015	2014	Change
(In thousands)
Non-political advertising	$103,557	$95,326	9%
Political advertising	798	29,322	(97)%
Other	35,531	31,876	11%
Total revenues	139,886	156,524	(11)%
Operating expenses	(99,445)	(101,538)	(2)%
Operating profit	$40,441	$54,986	(26)%
Operating profit margin	28.9%	35.1%

Six months ended December 31,	2015	2014	Change
(In thousands)
Non-political advertising	$192,867	$175,162	10%
Political advertising	2,918	42,285	(93)%
Other	70,568	63,935	10%
Total revenues	266,353	281,382	(5)%
Operating expenses	(196,585)	(190,084)	3%
Operating profit	$69,768	$91,298	(24)%
Operating profit margin	26.2%	32.4%

Revenues
Local media revenues decreased 11 percent in the second quarter of fiscal 2016 and 5 percent in the first six months of fiscal 2016. Non-political advertising revenues increased 9 percent in the second quarter and 10 percent in the first six months of fiscal 2016. Incremental non-political revenues from prior-year station acquisitions accounted for approximately 65 percent of these increases. Organic local non-political advertising revenues grew 3 percent in the second quarter and 2 percent for the first six months of fiscal 2016. Organic national non-political advertising revenues increased 1 percent as compared to the prior-year second quarter and 5 percent for the first half of fiscal 2016. Political advertising revenues totaled $0.8 million in the second quarter and $2.9 million in the first six months of the current fiscal year compared with $29.3 million in the prior-year second quarter and $42.3 million in the prior-year six-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Online advertising increased 20 percent in the second quarter and in the mid-teens on a percentage basis for the first six months of fiscal 2016 primarily due to the incremental addition of on-line advertising revenues from prior-year station acquisitions and organic growth.

Other revenues grew 11 percent in the second quarter and 10 percent in the six-month period primarily due to increased retransmission fees and the incremental addition of other revenues from prior-year station acquisitions.

Operating Expenses
Local media operating expenses decreased 2 percent in the second quarter of fiscal 2016. In the second quarter of fiscal 2015, the local media segment incurred $2.3 million in acquisition and disposal transactions costs as well as severance and related benefit accruals of $1.7 million and video production fixed asset write-downs of $1.2 million related to performance improvement plans. A reduction in payroll and related costs of $2.9 million also contributed to the decline. The declines were partially offset by incremental operating expenses from prior-year station acquisitions of $5.1 million, increased programming fees paid to the networks of $1.8 million and increased performance based incentive accruals of $1.1 million.

Local media operating expenses increased 3 percent in the first six months of fiscal 2016. Incremental operating expenses from prior-year station acquisitions of $12.5 million, increased programming fees paid to the networks of $4.4 million, and increased performance based incentive accruals of $2.2 million were partially offset by reductions in employee compensation costs of $3.1 million, film amortization expenses of $1.5 million, severance and related benefit accruals of $1.5 million, and video production fixed asset write-downs of $1.2 million. In addition, the lack, in the current six-month period, of $2.3 million in acquisition and disposal transactions costs as compared to the prior-year period and a reduction in previously accrued restructuring costs of $1.1 million recorded in the current six-month period also helped offset the increases.

Operating Profit
Local media operating profit decreased 26 percent in the second quarter of fiscal 2016 and 24 percent in the first six months compared with the prior-year periods primarily due to lower political advertising revenues due to the cyclical nature of political advertising.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended December 31,	2015	2014	Change
(In thousands)
Advertising	$137,216	$116,774	18%
Circulation	66,351	59,468	12%
Other	62,960	66,139	(5)%
Total revenues	266,527	242,381	10%
Operating expenses	(232,944)	(216,274)	8%
Operating profit	$33,583	$26,107	29%
Operating profit margin	12.6%	10.8%

Six months ended December 31,	2015	2014	Change
(In thousands)
Advertising	$264,456	$242,006	9%
Circulation	138,526	125,353	11%
Other	121,744	121,348	—%
Total revenues	524,726	488,707	7%
Operating expenses	(468,340)	(433,705)	8%
Operating profit	$56,386	$55,002	3%
Operating profit margin	10.7%	11.3%

Revenues
National media advertising revenues increased 18 percent in the second quarter and 9 percent for the first six months of fiscal 2016. Online advertising revenues in our digital and mobile media operations grew 17 percent in the second quarter and 28 percent in the first six months of fiscal 2016 primarily due to acquisitions and other organic growth. Magazine advertising revenues increased 18 percent and advertising pages increased 29 percent in the second quarter of fiscal 2016. Excluding incremental advertising revenues and ad pages from acquisitions, magazine advertising revenues declined slightly while ad pages increased in the low-single digits on a percentage basis in the second quarter. For the first six months of fiscal 2016 magazine advertising revenues and ad pages increased 3 percent and 9 percent, respectively. Excluding incremental advertising revenues and ad pages from acquisitions, magazine advertising revenues declined 10 percent and ad pages declined 6 percent in the six-month period. Among our core advertising categories, demand was weaker for the food and beverage, toiletries and cosmetics, and retail categories while the prescription, direct response, and travel categories showed strength.

Magazine circulation revenues increased 12 percent in the second quarter and 11 percent in the first six months of fiscal 2016. Subscription revenues increased in the mid to high teens on a percentage basis in these periods primarily due to subscription revenues from acquisitions. Newsstand revenues declined 25 percent in the second quarter and 15 percent in the first six months of fiscal 2016 primarily due to overall weaker newsstand demand.

Other revenues decreased 5 percent in the second quarter primarily due to decreases in marketing and print services revenues and book revenues in our magazine operations of $4.7 million partially offset by a $1.0 million increase in brand licensing revenues. Other revenues were flat in the first six months of fiscal 2016 as increases in magazine other revenues of $1.7 million and brand licensing revenues of $2.0 million were offset by declines in revenues of $4.1 million in our customer relationship marketing operations.

Operating Expenses
National media operating expenses increased 8 percent in the second quarter and in the first six months of fiscal 2016.

For the second quarter, incremental operating expenses from acquisitions of $23.0 million and increases in circulation expenses of $2.8 million were partially offset by reductions in incremental severance and related benefit accruals of $2.6 million, employee compensation costs of $2.4 million, paper costs of $1.9 million, and processing costs of $1.6 million.

For the first six months of fiscal 2016, incremental operating expenses from acquisitions of $51.1 million and increases in circulation expenses of $2.6 million were partially offset by reductions in paper costs of $4.8 million, processing costs of $2.6 million, employee compensation costs of $2.5 million, non-payroll related editorial costs of $2.2 million, and postage and other delivery costs of $1.7 million. Consistent with the decrease in customer relationship marketing operation revenues for the six-month period, customer relationship marketing operation expenses also declined $2.8 million.

Operating Profit
National media operating profit increased 29 percent in the second quarter as incremental operating profit from acquisitions of $10.8 million more than offset a $5.0 million decline in the operating profit of our magazine operations. National media operating profit grew 3 percent in the first six months of fiscal 2016 primarily due to incremental operating profit from acquisitions of $12.8 million more than offseting a $12.4 million decline in the operating profit of our magazine operations.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2015	2014	Change
(In thousands)
Three months ended December 31,	$13,911	$12,231	14%
Six months ended December 31,	37,029	24,586	51%

Unallocated corporate expenses increased 14 percent in the second quarter primarily due to $3.5 million in Media General merger-related expenses being incurred in the second quarter of fiscal 2016. This increase was partially offset by a $1.1 million reduction in consulting expenses in the second quarter of fiscal 2016. Unallocated corporate expenses increased 51 percent in the first six months of fiscal 2016 compared with the prior-year period primarily due to $16.1 million in Media General merger-related expenses being incurred in the first six months of fiscal 2016. This increase was partially offset by a $1.8 million reduction in consulting expense and a $1.5 million decline in employee compensation costs.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended December 31,	2015	2014	Change
(In thousands)
Production, distribution, and editorial	$151,065	$140,283	8%
Selling, general, and administrative	180,249	175,452	3%
Depreciation and amortization	14,986	14,308	5%
Operating expenses	$346,300	$330,043	5%

Six months ended December 31,	2015	2014	Change
(In thousands)
Production, distribution, and editorial	$304,243	$282,170	8%
Selling, general, and administrative	367,645	339,128	8%
Depreciation and amortization	30,066	27,077	11%
Operating expenses	$701,954	$648,375	8%

Fiscal 2016 production, distribution, and editorial costs increased 8 percent in the second quarter and in the first six months as compared to the prior-year periods. For the second quarter, the addition of incremental expenses of acquired businesses of $12.7 million and increases in programming fees paid to the networks of $1.8 million more than offset declines in paper expenses of $1.9 million and processing costs of $1.6 million. For the first six months of fiscal 2016, the addition of incremental expenses of acquired businesses of $25.7 million and increases in programming fees paid to the networks of $4.4 million more than offset declines in paper expenses of $4.8 million, processing costs of $2.6 million, non-payroll related editorial costs of $2.2 million, postage and other delivery costs of $1.7 million, and film amortization of $1.5 million. In addition, customer relationship marketing expenses increased $4.3 million primarily due to a change in product mix.

Selling, general, and administrative expenses increased 3 percent in the second quarter of fiscal 2016 and 8 percent in the first six months of fiscal 2016. For the second quarter, the addition of incremental expenses of acquired businesses of $12.9 million, Media General merger-related expenses of $3.5 million, circulation expenses of $2.8 million, and increased performance based incentive accruals of $1.2 million more than offset declines in employee compensation costs of $6.7 million, severance and benefit accruals of $4.3 million, fiscal 2015 acquisition and disposal transaction costs of $2.7 million, and consulting costs of $1.6 million. For the first six months of fiscal 2016, the addition of incremental expenses of acquired businesses of $33.0 million, Media General merger-related expenses of $16.1 million, and circulation expenses of $2.6 million more than offset declines in employee compensation costs of $8.5 million, fiscal 2015 acquisition and disposal transaction costs of $2.7 million, a $1.6 million reduction in previously accrued restructuring accruals, and consulting costs of $1.5 million. In addition, customer relationship marketing expenses decreased $3.8 million primarily due to a change in product mix.

Depreciation and amortization expense increased 5 percent in the second quarter of fiscal 2016 and 11 percent in the first six months of fiscal 2016 due primarily to increased depreciation and amortization from acquisitions.

Income from Operations
Income from operations decreased 13 percent in the second quarter of fiscal 2016 as lower operating profits before acquisitions in our local media segment of $21.6 million due primarily to the cyclical nature of political revenues, declines in the operating results before acquisitions of our magazine operations of $5.0 million, and Media General merger-related expenses of $3.5 million more than offset incremental operating profits from acquisitions of $12.5 million. In addition, the reduction in the severance and benefits accrual of $4.3 million and the lack of acquisition and disposal transaction costs of $2.7 million and of fixed asset impairment of $1.2 million incurred in fiscal 2015 partially offset the second quarter decrease.

Income from operations decreased 27 percent in the first six months of fiscal 2016 as lower operating profits before acquisitions in our local media segment of $31.5 million due primarily to the cyclical nature of political revenues, Media General merger-related expenses of $16.1 million, and declines in the operating results before acquisitions of our magazine operations of $12.4 million, more than offset incremental operating profits from acquisitions of $16.4 million. In addition, the lack of acquisition and disposal transaction costs of $2.7 million and of fixed asset impairment of $1.2 million incurred in fiscal 2015, along with the reversal, in fiscal 2016, of previously accrued restructuring charges of $1.6 million partially offset the six month decrease in income from operations.

Net Interest Expense
Net interest expense increased to $5.3 million in the fiscal 2016 second quarter compared with $4.8 million in the prior-year second quarter. For the six months ended December 31, 2015, net interest expense was $10.6 million versus $9.0 million in the first six months of fiscal 2015. Average long-term debt outstanding was $809.2 million in the second quarter of fiscal 2016 and $806.7 million for the six-month period compared with $771.1 million in the prior-year second quarter and $747.1 million in the prior-year six-month period. The Company's approximate weighted average interest rate was 2.6 percent in the first six months of fiscal 2016 and 2.4 percent in the first six months of fiscal 2015. The weighted average interest rates include the effects of derivative financial instruments.

Income Taxes
Our effective tax rate was 40.7 percent in the second quarter and 44.6 percent in the first six months of fiscal 2016 as compared to 38.2 percent in the second quarter and 38.8 percent in the first six months of fiscal 2015. The effective tax rate was primarily impacted by limits on the tax deductibility of certain merger-related expenses.

Net Earnings and Earnings per Share
Net earnings were $32.5 million ($0.72 per diluted share) in the quarter ended December 31, 2015, down 18 percent from $39.6 million ($0.87 per diluted share) in the prior-year second quarter. For the six months ended December 31, 2015, net earnings were $43.5 million ($0.96 per diluted share), a decrease of 37 percent from prior-year six months earnings of $69.0 million ($1.52 per diluted share). The decreases in net earnings were primarily due to the decline in income from operations as discussed above, increased interest expense and a higher effective tax rate. Both average basic and diluted shares outstanding increased slightly in the current-year periods.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended December 31,	2015	2014	Change
(In thousands)
Net earnings	$43,548	$68,956	(37)%
Cash flows provided by operating activities	$47,702	$74,369	(36)%
Cash flows used in investing activities	(6,285)	(195,799)	(97)%
Cash flows provided by (used in) financing activities	(36,391)	102,966	n/m
Net increase (decrease) in cash and cash equivalents	$5,026	$(18,464)	n/m
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2015, we had up to $112.5 million of additional available borrowings under our revolving credit facility, and up to $20.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $5.0 million in the first six months of fiscal 2016; they decreased $18.5 million in the first six months of fiscal 2015.

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

Cash provided by operating activities totaled $47.7 million in the first six months of fiscal 2016 compared with $74.4 million in the first six months of fiscal 2015. The decrease in cash provided by operating activities is primarily due to decreased net earnings and a payment made to the Company's defined benefit plan in the first six-months of fiscal 2016.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $6.3 million in the first six months of fiscal 2016 from $195.8 million in the prior-year period primarily due to a lack of acquisitions of businesses in the current year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash used by financing activities totaled $36.4 million in the six months ended December 31, 2015, compared with net cash provided by financing activities of $103.0 million for the six months ended December 31, 2014. The change in cash provided by financing activities is primarily due to a reduction in borrowings of long-term debt in the current-year period period as compared to the prior-year period.

Long-term Debt
At December 31, 2015, long-term debt outstanding totaled $798.8 million. The balance consisted of $231.3 million under a term loan, $150.0 million in fixed-rate unsecured senior notes, $250.0 million in floating-rate unsecured senior notes, $80.0 million under an asset-backed bank facility, and $87.5 million outstanding under a revolving credit facility.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.40 percent on the swap maturing in August 2018, 0.59 percent on the swap maturing in March 2019, and 0.42 percent on the swaps maturing in August 2019 as of December 31, 2015) on the $300.0 million notional amount of indebtedness.

The revolving credit facility has a capacity of up to $200.0 million. Both the revolving credit facility and the term loan have a five-year term which expires in March 2019. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At December 31, 2015, $231.3 million was outstanding under the term loan and $87.5 million was outstanding under the revolver. Of the term loan, $18.8 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

Of the fixed-rate unsecured senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 3.04 percent at December 31, 2015. The floating-rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating-rate unsecured senior notes was 3.26 percent at December 31, 2015, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating-rate unsecured senior notes was 3.03 percent at December 31, 2015, after taking into account the effect of outstanding interest rate swap agreement. None of the floating-rate senior notes are due in the next 12 months. The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. As of December 31, 2015, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). In October 2015, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility will expire in October 2017.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at December 31, 2015.

Contractual Obligations
As of December 31, 2015, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2015.

Merger-Related Income and Expenses
Effective January 27, 2016, the merger agreement with Media General was terminated. In exchange for terminating the merger agreement, the Company received $60.0 million in cash, which will be recognized as income in the Company's third quarter of fiscal 2016, and an opportunity to negotiate for the purchase of certain broadcast and digital assets currently owned by Media General.

In the first six months of fiscal 2016, the Company incurred $16.1 million in Media General merger-related costs. We expect to incur minimal additional professional fees and expenses associated with the transaction in the third quarter of fiscal 2016. The limited tax deductibility of certain of the merger-related expenses resulted in an increase in the Company's fiscal 2016 second quarter and first six months effective tax rates. In conjunction with the termination of the merger agreement, it is expected that all merger-related expenses will be deductible for income tax purposes and thus the Company expects to recognize a corresponding tax benefit of approximately $4.5 million in the Company’s third fiscal quarter.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $6.5 million in the first six months of fiscal 2016 to repurchase 139,000 shares of common stock at then-current market prices. We spent $36.2 million to repurchase 728,000 shares in the first six months of fiscal 2015. We expect to continue repurchasing shares from time to time subject to market conditions. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Of the 139,000 shares of common stock purchased during the first six months of the current fiscal year, 76,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of December 31, 2015, $94.2 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended December 31, 2015.

Dividends
Dividends paid in the first six months of fiscal 2016 totaled $41.4 million, or $0.9150 per share, compared with dividend payments of $38.8 million, or $0.8650 per share, in the first six months of fiscal 2015.

Capital Expenditures
Investment in property, plant, and equipment totaled $7.9 million in the first six months of fiscal 2016 compared with prior-year first six months' investment of $11.9 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2015. As of December 31, 2015, the Company's critical accounting policies had not changed from June 30, 2015.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At December 31, 2015, goodwill and intangible assets totaled $2.0 billion with $1.2 billion in the national media group and $0.8 billion in the local media group.
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

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first six months of fiscal 2016 or will be effective for fiscal 2017.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At December 31, 2015, Meredith had $150.0 million outstanding in fixed-rate long-term debt. In addition, Meredith has effectively converted the $250.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $151.4 million from $150.9 million at December 31, 2015.

At December 31, 2015, $648.8 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in interest rates would increase annual interest expense by $0.6 million.

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

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Between September 21, 2015 and October 21, 2015, four purported shareholders of Meredith filed putative class action lawsuits in Iowa state and federal court against Meredith, members of the Meredith board of directors, New Holdco, Merger Sub 1, Merger Sub 2, and Media General. The three state court cases are captioned Agans v. Meredith Corporation, et al., Case No. 05771 EQCE078935, Sneed v. Meredith Corporation, et al., Case No. 05771 EQCE079057, and Martin v. Meredith Corporation, et al., Case No. 05771 CVCV050706 and were all filed in Polk County, Iowa. The federal case is captioned Mundy v. Lacy, et al., Case No. 4:15-cv-00371 and was filed in the U.S. District Court for the Southern District of Iowa.

The complaints in all four cases generally allege that the individual defendants breached their fiduciary duties to the plaintiffs and the putative class by failing to properly value Meredith, failing to take steps to maximize the value of Meredith, and approving deal protection provisions in the merger agreement. In addition, the plaintiffs in the Mundy litigation filed an amended complaint that also alleges that Meredith and the individual defendants caused the filing of a false and misleading registration statement, and assert claims under Sections 14(a) and 20(a) of the Exchange

Act and SEC Rule 14a-9 related to the filing of the registration statement. The plaintiffs also claim that Meredith, Media General, New Holdco, Merger Sub 1 and Merger Sub 2 aided and abetted the individual defendants’ breaches. The complaints generally seek a declaration that the cases should be maintained as a class action, an injunction enjoining the transaction, rescission of the merger agreement, the creation of a constructive trust, an accounting of all damages, and an award of attorneys’ fees, expert fees, and costs.

Meredith believes that the claims asserted in each of these actions are without merit and intends to defend each of them vigorously.

In addition to the legal matters described above, we are, from time to time, involved in certain legal proceedings and claims in the ordinary course of conducting our business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on its financial position, results of operations, or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2015.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
October 1 to October 31, 2015	1,995	$45.32	610	$94,365
November 1 to November 30, 2015	10,908	47.06	3,562	94,198
December 1 to December 31, 2015	4,241	46.43	413	94,178
Total	17,144		4,585

1
The number of shares purchased includes 154 shares in October 2015, 3,482 shares in November 2015, and 413 shares in December 2015 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

2
The number of shares purchased includes 1,385 shares in October 2015, 7,346 shares in November 2015, and 3,828 shares in December 2015 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 27, 2016

INDEX TO ATTACHED EXHIBITS

Item

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1