Form 10-Q
period 2016-03-31
MEREDITH CORP
filed 2016-04-28
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2016
Common shares	37,620,293
Class B shares	6,934,098
Total common and Class B shares	44,554,391

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2016	June 30, 2015
(In thousands)
Current assets
Cash and cash equivalents	$17,249	$22,833
Accounts receivable, net	281,317	284,646
Inventories	23,954	24,681
Current portion of subscription acquisition costs	132,444	122,350
Current portion of broadcast rights	7,872	4,516
Other current assets	25,762	23,505
Total current assets	488,598	482,531
Property, plant, and equipment	526,611	527,622
Less accumulated depreciation	(331,298)	(313,886)
Net property, plant, and equipment	195,313	213,736
Subscription acquisition costs	99,116	103,842
Broadcast rights	4,922	1,795
Other assets	78,092	67,750
Intangible assets, net	957,779	972,382
Goodwill	1,000,078	1,001,246
Total assets	$2,823,898	$2,843,282

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$71,875	$62,500
Current portion of long-term broadcast rights payable	8,275	4,776
Accounts payable	71,202	93,944
Accrued expenses and other liabilities	152,052	163,655
Current portion of unearned subscription revenues	206,215	206,126
Total current liabilities	509,619	531,001
Long-term debt	631,250	732,500
Long-term broadcast rights payable	6,039	2,998
Unearned subscription revenues	138,741	151,221
Deferred income taxes	358,741	311,645
Other noncurrent liabilities	162,118	162,067
Total liabilities	1,806,508	1,891,432
Shareholders' equity
Series preferred stock	—	—
Common stock	37,620	37,657
Class B stock	6,934	6,963
Additional paid-in capital	56,510	49,019
Retained earnings	931,576	870,859
Accumulated other comprehensive loss	(15,250)	(12,648)
Total shareholders' equity	1,017,390	951,850
Total liabilities and shareholders' equity	$2,823,898	$2,843,282

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2016	2015	2016	2015
(In thousands except per share data)
Revenues
Advertising	$222,402	$206,010	$682,643	$665,463
Circulation	96,619	96,037	235,145	221,390
All other	103,750	96,132	296,062	281,415
Total revenues	422,771	398,179	1,213,850	1,168,268
Operating expenses
Production, distribution, and editorial	156,739	154,448	460,982	436,618
Selling, general, and administrative	183,045	182,015	534,567	521,143
Depreciation and amortization	14,613	14,610	44,679	41,687
Merger termination fee net of merger-related costs	(59,664)	—	(43,541)	—
Total operating expenses	294,733	351,073	996,687	999,448
Income from operations	128,038	47,106	217,163	168,820
Interest expense, net	(5,104)	(5,179)	(15,682)	(14,206)
Earnings before income taxes	122,934	41,927	201,481	154,614
Income taxes	(42,030)	(16,671)	(77,029)	(60,402)
Net earnings	$80,904	$25,256	$124,452	$94,212

Basic earnings per share	$1.81	$0.57	$2.79	$2.12
Basic average shares outstanding	44,617	44,549	44,623	44,497

Diluted earnings per share	$1.79	$0.56	$2.74	$2.08
Diluted average shares outstanding	45,298	45,387	45,344	45,289

Dividends paid per share	$0.4950	$0.4575	$1.4100	$1.3225

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2016	2015	2016	2015
(In thousands)
Net earnings	$80,904	$25,256	$124,452	$94,212
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	(2)	42	(5)	126
Unrealized loss on interest rate swaps	(2,551)	(1,753)	(2,597)	(2,252)
Other comprehensive loss, net of income taxes	(2,553)	(1,711)	(2,602)	(2,126)
Comprehensive income	$78,351	$23,545	$121,850	$92,086

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2015	$37,657	$6,963	$49,019	$870,859	$(12,648)	$951,850
Net earnings	—	—	—	124,452	—	124,452
Other comprehensive loss, net of income taxes	—	—	—	—	(2,602)	(2,602)
Shares issued under incentive plans, net of forfeitures	236	—	8,017	—	—	8,253
Purchases of Company stock	(302)	—	(13,088)	—	—	(13,390)
Share-based compensation	—	—	10,803	—	—	10,803
Conversion of Class B to common stock	29	(29)	—	—	—	—
Dividends paid
Common stock	—	—	—	(53,947)	—	(53,947)
Class B stock	—	—	—	(9,788)	—	(9,788)
Tax benefit from share-based awards	—	—	1,759	—	—	1,759
Balance at March 31, 2016	$37,620	$6,934	$56,510	$931,576	$(15,250)	$1,017,390

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended March 31,	2016	2015
(In thousands)
Cash flows from operating activities
Net earnings	$124,452	$94,212
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	29,986	28,593
Amortization	14,693	11,835
Share-based compensation	10,803	10,907
Deferred income taxes	23,228	24,185
Amortization of broadcast rights	12,596	12,396
Payments for broadcast rights	(12,593)	(11,761)
Provision for write-down of impaired assets	535	3,142
Fair value adjustments to contingent consideration	(1,505)	(600)
Excess tax benefits from share-based payments	(2,303)	(6,790)
Changes in assets and liabilities	(26,272)	(42,824)
Net cash provided by operating activities	173,620	123,295
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(8,186)	(254,965)
Additions to property, plant, and equipment	(13,385)	(19,997)
Proceeds from disposition of assets	1,767	83,434
Net cash used in investing activities	(19,804)	(191,528)
Cash flows from financing activities
Proceeds from issuance of long-term debt	167,500	420,000
Repayments of long-term debt	(259,375)	(309,375)
Dividends paid	(63,735)	(59,390)
Purchases of Company stock	(13,390)	(41,957)
Proceeds from common stock issued	8,253	35,472
Excess tax benefits from share-based payments	2,303	6,790
Other	(956)	(236)
Net cash provided by (used in) financing activities	(159,400)	51,304
Net decrease in cash and cash equivalents	(5,584)	(16,929)
Cash and cash equivalents at beginning of period	22,833	36,587
Cash and cash equivalents at end of period	$17,249	$19,658

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

The condensed consolidated financial statements as of March 31, 2016, and for the three and nine months ended March 31, 2016 and 2015, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2015, were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications—Certain fiscal 2016 prior quarters' amounts related to merger expenses have been reclassified to conform to the current quarter's presentation.

Adopted Accounting Pronouncements—In September 2015, the Financial Accounting Standards Board (FASB) issued guidance simplifying the accounting for measurement-period adjustments related to business combinations. The new guidance removes the requirement to restate prior periods to reflect adjustments made to provisional amounts. Rather, adjustments to the provisional amounts are to be recognized in the reporting period they are identified. In the period of adjustment, the portion that would have been recorded in a previous reporting period is to be presented separately on the face of the income statement or disclosed in the notes. Prospective adoption of the guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company prospectively adopted this guidance in the first quarter of fiscal 2016. The adoption of this guidance did not have a material impact on our results of operations or cash flows.

In November 2015, the FASB issued guidance simplifying the presentation of deferred tax assets and deferred tax liabilities. The new guidance no longer requires the presentation of current deferred tax assets and deferred tax liabilities on a classified balance sheet, rather requiring all to be presented as noncurrent. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company prospectively adopted this guidance in the second quarter of fiscal 2016. As required by the guidance, all deferred tax assets and liabilities are classified as non-current in our condensed consolidated balance sheet as of March 31, 2016, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. The June 30, 2015, balance sheet has not been retrospectively adjusted. The adoption of this guidance did not have an impact on our results of operations or cash flows.

Recently Issued Accounting Pronouncements—In January 2016, the FASB issued guidance to improve and simplify accounting for financial instruments. The updated guidance includes several provisions that are not applicable to the Company's consolidated financial statements, with the exception of changes to fair value disclosure. Under the new guidance, public entities are no longer required to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the consolidated balance sheets. It also requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance is effective for the Company in the first quarter of fiscal 2019. The adoption of this guidance requires a change in our disclosures only and it is not expected to have impact on our results of operations or cash flows.

In February 2016, the FASB issued its final lease accounting standard which requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The standard is effective for the Company beginning July 1, 2019, with early application permitted. The Company is currently evaluating the effect the guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance simplifying the transition to the equity method of accounting. The new guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The new guidance is effective for the Company during the first quarter of fiscal 2018. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued an amendment to the previously issued but not yet adopted revenue recognition standard. In this amendment, the FASB clarified guidance on when a party to a transaction should be considered a principal, recording revenue on a gross basis, or an agent, recording revenue on a net basis. The amendment becomes effective with the new revenue recognition standard in the Company's first fiscal quarter of fiscal 2019. The Company is evaluating the impact the guidance will have on our results of operations and financial position.

In March 2016, as a part of its simplification initiative, the FASB issued guidance on the accounting for employee share-based payments. The new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax treatment, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective in the Company's first quarter of fiscal 2018. Early application is permitted. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

2. Merger Termination

In January 2016, the Company and Media General, Inc. (Media General) terminated their merger agreement under which the companies would have combined to form Meredith Media General. In exchange for terminating the merger agreement, the Company received $60.0 million in cash and an opportunity to negotiate for the purchase of certain broadcast and digital assets owned by Media General. The $60.0 million has been included as a credit in the Merger termination fee net of merger-related costs line in the Condensed Consolidated Statements of Earnings.

The Company incurred $12.7 million of investment banking, legal, accounting, and other professional fees and expenses in the first quarter of fiscal 2016, $3.5 million in the second quarter, and $0.3 million in the third quarter related to the terminated merger. These costs are included in the Merger termination fee net of merger-related costs line in the Condensed Consolidated Statements of Earnings. Prior to the termination of the merger agreement, certain of the merger-related expenses were limited in their tax deductibility. In conjunction with the termination of the merger agreement, certain of these merger-related expenses became deductible for income tax purposes and thus the Company recognized a corresponding tax benefit of $4.7 million in the Company's third fiscal quarter. This benefit is included in the income taxes line in the Condensed Consolidated Statements of Earnings.

3. Acquisitions

On October 31, 2014, Meredith acquired WGGB, the ABC affiliate in Springfield, Massachusetts. On December 19, 2014, Meredith acquired WALA, the FOX affiliate in Mobile, Alabama-Pensacola, Florida.

Effective November 1, 2014, Meredith completed its acquisition of Martha Stewart Living magazine and its related digital assets (collectively Martha Stewart Living Media Properties). In addition, Meredith entered into a 10‑year licensing arrangement with Martha Stewart Living Omnimedia (MSLO) for the licensing of the Martha Stewart Living trade name. The acquired business operations include sales and marketing, circulation, production, and other non-editorial functions. Under this agreement, Meredith sourced editorial content from MSLO. During the second quarter of fiscal 2016, the provisional amount recorded to goodwill was increased $0.3 million. On December 22, 2015, Meredith entered into a new 10-year licensing arrangement with Sequential Brands Group, Inc. (the successor of MSLO), which replaced the prior agreement. Under the new agreement, Meredith also acquired the editorial teams for the Martha Stewart Living and Martha Stewart Weddings media brands and related digital properties. In conjunction with this new agreement, Meredith recognized $1.6 million of goodwill.

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

The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. During the first nine months of fiscal 2016, the Company finalized the determination of the fair values of the assets acquired and the liabilities assumed for the acquisitions of WGGB, WALA, the Martha Stewart Living Media Properties, Mywedding, Selectable Media, and Shape. The purchase price allocations for the Qponix acquisition and the agreement with Sequential Brands Group, Inc. are considered preliminary and are subject to revisions when the valuations of intangible assets are finalized. Therefore, the provisional measurements of fixed assets, intangible assets, goodwill, and deferred income tax balances are subject to change.

4. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 54 percent are under the last-in first-out (LIFO) method at March 31, 2016, and 52 percent at June 30, 2015.

(In thousands)	March 31, 2016	June 30, 2015
Raw materials	$9,177	$13,900
Work in process	16,776	12,053
Finished goods	1,701	2,428
	27,654	28,381
Reserve for LIFO cost valuation	(3,700)	(3,700)
Inventories	$23,954	$24,681

5. Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2016			June 30, 2015
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$18,610	$(9,290)	$9,320	$20,879	$(7,660)	$13,219
Customer lists	5,230	(3,922)	1,308	9,120	(6,679)	2,441
Other	19,425	(8,094)	11,331	20,675	(7,361)	13,314
Local media
Network affiliation agreements	229,309	(134,182)	95,127	229,309	(129,362)	99,947
Retransmission agreements	21,229	(6,108)	15,121	21,229	(3,454)	17,775
Other	1,214	(242)	972	1,212	(126)	1,086
Total	$295,017	$(161,838)	133,179	$302,424	$(154,642)	147,782
Intangible assets not
subject to amortization
National media
Internet domain names			7,827			7,827
Trademarks			192,089			192,089
Local media
FCC licenses			624,684			624,684
Total			824,600			824,600
Intangible assets, net			$957,779			$972,382

Amortization expense was $14.7 million and $11.8 million for the nine months ended March 31, 2016 and 2015, respectively. Annual amortization expense for intangible assets is expected to be as follows: $19.6 million in fiscal 2016, $18.0 million in fiscal 2017, $15.0 million in fiscal 2018, $12.5 million in fiscal 2019, and $11.6 million in fiscal 2020.

Changes in the carrying amount of goodwill were as follows:

Nine months ended March 31,	2016			2015
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period	$932,471	$68,775	$1,001,246	$789,038	$51,823	$840,861
Acquisitions and adjustments	(1,168)	—	(1,168)	179,424	17,606	197,030
Balance at end of period	$931,303	$68,775	$1,000,078	$968,462	$69,429	$1,037,891

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

During the third quarter of fiscal 2016, the Company announced the closing of More magazine. This action along with other small business realignments resulted in selected workforce reductions. In connection with these actions, the Company recorded pre-tax restructuring charges totaling $3.0 million for severance and related benefit costs related to the involuntary termination of employees. The majority of severance costs are being paid out over a twelve-month period. The plan affects approximately 45 employees. The Company also wrote down related manuscript and art inventory by $0.5 million, which is recorded in the production, distribution, and editorial line of the Condensed Consolidated Statements of Earnings.

The severance and related benefit costs and the credits for the reversal of excess restructuring reserves are recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual are as follows:

Nine months ended March 31,	2016	2015
(In thousands)
Balance at beginning of period	$15,731	$13,545
Severance accruals	7,400	14,670
Other accruals	—	285
Cash payments	(11,577)	(9,124)
Reversal of excess accrual	(1,584)	(105)
Balance at end of period	$9,970	$19,271

7. Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2016	June 30, 2015
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/20/2017	$80,000	$80,000
Revolving credit facility of $200 million, due 3/27/2019	45,000	77,500
Term loan due 3/27/2019	228,125	237,500

Private placement notes
3.04% senior notes, due 3/1/2016	—	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	100,000
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	703,125	795,000
Current portion of long-term debt	(71,875)	(62,500)
Long-term debt	$631,250	$732,500

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At March 31, 2016, $166.7 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.50 percent at March 31, 2016, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

In October 2015, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility will expire in October 2017.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.43 percent on the swap maturing in August 2018, 0.62 percent on the swap maturing in March 2019, and 0.63 percent on the swaps maturing in August 2019 as of March 31, 2016) on the $300.0 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive loss to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at either March 31, 2016 or 2015.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At March 31, 2016, the swaps had a fair value of $6.4 million liability. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. This exposure is managed through diversification and the monitoring of the creditworthiness of the counterparties. There was no potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at March 31, 2016. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at March 31, 2016.

8. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Nine Months
Periods ended March 31,	2016	2015	2016	2015
(In thousands)
Pension benefits
Service cost	$2,977	$3,043	$8,931	$9,129
Interest cost	1,468	1,395	4,406	4,187
Expected return on plan assets	(2,745)	(2,759)	(8,237)	(8,277)
Prior service cost amortization	48	56	146	168
Actuarial loss amortization	157	169	471	507
Net periodic benefit costs	$1,905	$1,904	$5,717	$5,714

Postretirement benefits
Service cost	$25	$29	$75	$87
Interest cost	96	102	288	306
Prior service cost amortization	(107)	(108)	(321)	(324)
Actuarial gain amortization	(169)	(108)	(507)	(324)
Net periodic benefit credit	$(155)	$(85)	$(465)	$(255)

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss were reclassified out of other comprehensive income as components of net periodic benefit costs.

9. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Nine Months
Periods ended March 31,	2016	2015	2016	2015
(In thousands except per share data)
Net earnings	$80,904	$25,256	$124,452	$94,212
Basic average shares outstanding	44,617	44,549	44,623	44,497
Dilutive effect of stock options and equivalents	681	838	721	792
Diluted average shares outstanding	45,298	45,387	45,344	45,289
Earnings per share
Basic earnings per share	$1.81	$0.57	$2.79	$2.12
Diluted earnings per share	1.79	0.56	2.74	2.08

For the three months ended March 31, 2016 and 2015, antidilutive options excluded from the above calculations totaled 1.7 million (with a weighted average exercise price of $48.25) and 0.6 million (with a weighted average exercise price of $50.98), respectively. For the nine months ended March 31, 2016 and 2015, antidilutive options excluded from the above calculations totaled 1.5 million (with a weighted average exercise price of $48.68) and 1.0 million (with a weighted average exercise price of $50.49), respectively.

In the nine months ended March 31, 2016 and 2015, options were exercised to purchase 0.2 million and 0.9 million common shares, respectively.

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	March 31, 2016		June 30, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$14,314	$13,655	$7,774	$7,490
Long-term debt	703,125	703,614	795,000	797,121

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In thousands)	March 31, 2016	June 30, 2015
Other assets
Interest rate swaps	$—	$1,139
Accrued expenses and other liabilities
Contingent consideration	—	800
Interest rate swaps	2,594	3,295
Other noncurrent liabilities
Contingent consideration	59,230	60,735
Interest rate swaps	3,819	—

The fair value of interest rate swaps is determined based on discounted cash flows derived using market observable inputs including swap curves that are included in Level 2. The fair value of the contingent consideration is determined based on probability-weighted discounted cash flow models that include significant inputs not observable in the market and thus represent Level 3 measurements.

Details of changes in the fair value of Level 3 contingent consideration are as follows:

Nine months ended March 31,	2016	2015
(in thousands)
Balance at beginning of period	$61,535	$1,700
Additions due to acquisitions	—	60,535
Payments	(800)	—
Change in present value of contingent consideration (1)	(1,505)	(600)
Balance at end of period	$59,230	$61,635

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods ended March 31,	2016	2015	2016	2015
(In thousands)
Revenues
National media	$281,843	$275,298	$806,569	$764,005
Local media	140,928	122,881	407,281	404,263
Total revenues	$422,771	$398,179	$1,213,850	$1,168,268

Segment profit
National media	$34,781	$23,460	$91,167	$78,462
Local media	46,150	31,420	115,918	122,718
Unallocated corporate	47,107	(7,774)	10,078	(32,360)
Income from operations	128,038	47,106	217,163	168,820
Interest expense, net	(5,104)	(5,179)	(15,682)	(14,206)
Earnings before income taxes	$122,934	$41,927	$201,481	$154,614

Depreciation and amortization
National media	$4,663	$4,369	$14,061	$11,481
Local media	9,425	9,816	29,019	28,926
Unallocated corporate	525	425	1,599	1,280
Total depreciation and amortization	$14,613	$14,610	$44,679	$41,687

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments: local media and national media. The local media segment includes 17 owned or operated television stations reaching 11 percent of U.S. households. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith’s stations produce more than 650 hours of local news and entertainment content each week, and operate leading local digital destinations.

Our national media segment reaches 100 million unduplicated women and more than 70 percent of American millennial women. Meredith is the leader at creating content across media platforms in key consumer interest areas such as food, home, parenthood, and health through well-known brands such as Better Homes and Gardens, Parents, Allrecipes, and Shape. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. Meredith Xcelerated Marketing is a leader at developing and delivering custom content and customer relationship marketing programs for many of the world’s top brands.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 66 percent of the Company's $1.2 billion in revenues in the first nine months of fiscal 2016 while the local media segment contributed 34 percent.

LOCAL MEDIA

Local media derives the majority of its revenues—72 percent in the first nine months of fiscal 2016—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

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

FIRST NINE MONTHS FISCAL 2016 FINANCIAL OVERVIEW

•
National media revenues increased 6 percent as incremental revenue increases of $80.5 million attributable to acquisitions more than offset revenue declines in our magazine operations which were primarily due to declines in magazine advertising and circulation revenues. Operating expenses increased 4 percent as incremental expenses of $61.2 million attributable to the acquisitions more than offset expense declines in our magazine operations. National media operating profit increased 16 percent as a result of the changes in revenues and expenses discussed above.

•
Local media revenues increased 1 percent. While Meredith recorded $34.0 million less in political advertising revenues in the first nine months of fiscal 2016 due to the normal cyclical nature of political advertising, higher non-political advertising revenues and retransmission revenues attributable to acquired and comparable stations more than offset the expected decline in political revenues. Operating profit declined 6 percent primarily due to the cyclical decline in high-margin political advertising revenues.

•
In September 2015, the Company entered into a merger agreement with Media General, Inc. (Media General). In January 2016, this agreement was terminated. In exchange for terminating the merger agreement, the Company received $60.0 million in cash. During the first nine months of fiscal 2016, the Company incurred $16.5 million in merger-related expenses.

•
Diluted earnings per share increased 32 percent to $2.74 from $2.08 in the prior-year first nine months primarily due to the income received from the termination of the merger and contributions from prior year acquisitions partially offset by merger-related expenses incurred as well as the decline in local media operating profit due to the cyclical decline in political advertising.

RESULTS OF OPERATIONS

Three months ended March 31,	2016	2015	Change
(In thousands except per share data)
Total revenues	$422,771	$398,179	6%
Operating expenses	(294,733)	(351,073)	(16)%
Income from operations	$128,038	$47,106	172%
Net earnings	$80,904	$25,256	220%
Diluted earnings per share	1.79	0.56	220%

Nine months ended March 31,	2016	2015	Change
(In thousands except per share data)
Total revenues	$1,213,850	$1,168,268	4%
Operating expenses	(996,687)	(999,448)	0%
Income from operations	$217,163	$168,820	29%
Net earnings	$124,452	$94,212	32%
Diluted earnings per share	2.74	2.08	32%

The following sections provide an analysis of the results of operations for the local media and national media segments and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2016, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2015.

ACQUISITIONS

During fiscal 2015, Meredith completed several strategic acquisitions including the October 2014 acquisition of WGGB and the December 2014 acquisition of WALA in our local media segment, and the November 2014 acquisitions of the Martha Stewart Living media properties and related digital assets and of mywedding.com, the December 2014 acquisition of Selectable Media, the February 2015 acquisition of the Shape brand and its related digital assets, and the June 2015 acquisition of Qponix in our national media segment. In December 2015, Meredith entered into a new 10-year licensing arrangement with Sequential Brands Group, Inc., which replaces the prior agreement for former Martha Stewart Living. Under the new agreement, Meredith acquired the editorial and operational teams for the Martha Stewart Living and Martha Stewart Weddings media brands and related digital assets. The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 3 to the condensed consolidated financial statements for further information.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended March 31,	2016	2015	Change
(In thousands)
Non-political advertising	$90,939	$87,752	4%
Political advertising	5,618	279	1,914%
Other	44,371	34,850	27%
Total revenues	140,928	122,881	15%
Operating expenses	(94,778)	(91,461)	4%
Operating profit	$46,150	$31,420	47%
Operating profit margin	32.7%	25.6%

Nine months ended March 31,	2016	2015	Change
(In thousands)
Non-political advertising	$283,806	$262,914	8%
Political advertising	8,536	42,564	(80)%
Other	114,939	98,785	16%
Total revenues	407,281	404,263	1%
Operating expenses	(291,363)	(281,545)	3%
Operating profit	$115,918	$122,718	(6)%
Operating profit margin	28.5%	30.4%

Revenues
Local media revenues increased 15 percent in the third quarter of fiscal 2016 and 1 percent in the first nine months of fiscal 2016. Non-political advertising revenues increased 4 percent in the third quarter and 8 percent in the first nine months of fiscal 2016. Incremental non-political revenues from prior-year station acquisitions accounted for approximately 60 percent of the nine-month increase. Local non-political advertising revenues grew 5 percent in the third quarter while national non-political advertising revenues were flat for this period. Organic local non-political advertising revenues grew 3 percent or the first nine months of fiscal 2016 and organic national non-political advertising revenues increased 4 percent in this period. Political advertising revenues totaled $5.6 million in the third quarter and $8.5 million in the first nine months of the current fiscal year compared with $0.3 million in the prior-year third quarter and $42.6 million in the prior-year nine-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Digital advertising increased in the mid-teens on a percentage basis in the third quarter and for the first nine months of fiscal 2016 primarily due to the incremental addition of digital advertising revenues from prior-year station acquisitions and organic growth.

Other revenues grew 27 percent in the third quarter primarily due to increased retransmission fees. They rose 16 percent in the nine-month period primarily due to increased retransmission fees and the incremental addition of other revenues from prior-year station acquisitions partially offset by a reduction in station management fees.

Operating Expenses
Local media operating expenses increased 4 percent in the third quarter of fiscal 2016 primarily due to higher programming fees paid to affiliated networks. Local media operating expenses increased 3 percent in the first nine months of fiscal 2016. Incremental operating expenses from prior-year station acquisitions of $12.9 million, increased programming fees paid to affiliated networks of $6.0 million, and increased performance based incentive accruals of $2.9 million were partially offset by reductions in employee compensation costs of $2.4 million, severance and related benefit accruals of $2.2 million, film amortization expenses of $1.9 million, and video production fixed asset write-downs of $1.2 million. In addition, the lack, in the current-year nine-month period, of $2.3 million in acquisition and disposal transaction costs as compared to the prior-year period and a reduction in previously accrued restructuring costs of $1.1 million recorded in the current-year nine-month period also helped offset the increases.

Operating Profit
Local media operating profit increased 47 percent in the third quarter of fiscal 2016 primarily due to increases in higher-margin retransmission and political revenues in the quarter. Local media operating profit decreased 6 percent in the first nine months compared with the prior-year period primarily due to the lower political advertising revenues.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended March 31,	2016	2015	Change
(In thousands)
Advertising	$125,845	$117,979	7%
Circulation	96,619	96,037	1%
Other	59,379	61,282	(3)%
Total revenues	281,843	275,298	2%
Operating expenses	(247,062)	(251,838)	(2)%
Operating profit	$34,781	$23,460	48%
Operating profit margin	12.3%	8.5%

Nine months ended March 31,	2016	2015	Change
(In thousands)
Advertising	$390,301	$359,985	8%
Circulation	235,145	221,390	6%
Other	181,123	182,630	(1)%
Total revenues	806,569	764,005	6%
Operating expenses	(715,402)	(685,543)	4%
Operating profit	$91,167	$78,462	16%
Operating profit margin	11.3%	10.3%

Revenues
National media advertising revenues increased 7 percent in the third quarter and 8 percent for the first nine months of fiscal 2016. Digital advertising revenues grew 10 percent in the third quarter and more than 20 percent in the first nine months of fiscal 2016 primarily due to acquisitions and other organic growth. Magazine advertising revenues increased 6 percent and advertising pages increased 8 percent in the third quarter of fiscal 2016. Excluding incremental advertising revenues and ad pages from acquisitions, magazine advertising revenues and ad pages declined in the mid-single digits on a percentage basis in the third quarter. For the first nine months of fiscal 2016 magazine advertising revenues and ad pages increased 4 percent and 9 percent, respectively. Excluding incremental advertising revenues and ad pages from acquisitions, magazine advertising revenues and ad pages declined in the mid to high-single digits on a percentage basis in the nine-month period. Among our core advertising categories, demand was weaker for the toiletries and cosmetics, direct response, and retail categories while the prescription drugs, pets, and automotive categories showed strength.

Magazine circulation revenues increased 1 percent in the third quarter and 6 percent in the first nine months of fiscal 2016. Subscription revenues were flat in the third quarter. They increased in the high-single digits on a percentage basis in first nine months of fiscal 2016 primarily due to subscription revenues from acquisitions. Newsstand revenues increased in the mid-single digits in the third quarter primarily due to newsstand revenues from acquisitions. They declined in the high-single digits in the first nine months of fiscal 2016 primarily due to overall weaker newsstand demand.

Other revenues decreased 3 percent in the third quarter primarily due to declines in revenues in our customer relationship marketing operations. Other revenues declined 1 percent in the first nine months of fiscal 2016 as a decrease in revenues in our customer relationship marketing operations of $7.1 million were mostly offset by increases in marketing and print services revenues and content and web development revenues in our magazine operations of $4.8 million and an increase in brand licensing revenues of $1.4 million.

Operating Expenses
National media operating expenses decreased 2 percent in the third quarter. They increased 4 percent in the first nine months of fiscal 2016.

For the third quarter, incremental operating expenses from acquisitions of $10.1 million and increased performance based incentive accruals of $3.4 million were more than offset by reductions in incremental severance and related benefit accruals of $5.2 million, circulation expenses of $2.1 million, employee compensation costs of $2.0 million, postage and other delivery costs of $1.7 million, non-payroll related editorial costs of $1.5 million, paper costs of $1.5 million, and customer relationship marketing operation expenses of $1.4 million.

For the first nine months of fiscal 2016, incremental operating expenses from acquisitions of $61.2 million and increased performance based incentive accruals of $3.0 million were partially offset by reductions in paper costs of $6.3 million, incremental severance and related benefit accruals of $4.6 million, employee compensation costs of $4.5 million, non-payroll related editorial costs of $3.8 million, postage and other delivery costs of $3.4 million, and processing costs of $2.9 million. Consistent with the decrease in customer relationship marketing operation revenues for the nine-month period, customer relationship marketing operation expenses also declined $4.2 million.

Operating Profit
National media operating profit increased 48 percent in the third quarter as incremental operating profit from acquisitions of $6.6 million more than offset a $1.7 million decline in the operating profit of our customer relationship marketing operations. In addition, lower severance and benefits expense of $5.2 million contributed to the increase.

National media operating profit grew 16 percent in the first nine months of fiscal 2016 primarily due to incremental operating profit from acquisitions of $19.4 million more than offsetting a $12.1 million decline in the operating profit of our magazine operations and a $2.9 million decline in the operating profit of our customer relationship marketing operations. In addition, lower severance and benefits expense of $4.6 million contributed to the increase.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2016	2015	Change
(In thousands)
Three months ended March 31,	$(47,107)	$7,774	n/m
Nine months ended March 31,	(10,078)	32,360	n/m
n/m - Not meaningful

Due to the $60.0 million of cash received in conjunction with the termination of the Media General merger, unallocated corporate expenses show a credit balance for both the third quarter and the first nine months of fiscal 2016. Excluding this cash, expenses recorded in unallocated corporate increased 66 percent in the third quarter and 54 percent in the first nine months of fiscal 2016. The third quarter increase in expenses is primarily due to higher performance-based incentive accruals of $1.9 million, increased contributions of $1.5 million, and higher consulting expenses of $1.2 million. The nine-month increase in unallocated corporate expenses is primarily due to $16.5 million in merger-related expenses being incurred in the first nine months of fiscal 2016. Excluding the $60.0 million cash received and the $16.5 million in merger-related expenses, unallocated corporate expenses increased 3 percent in the first nine months of fiscal 2016.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended March 31,	2016	2015	Change
(In thousands)
Production, distribution, and editorial	$156,739	$154,448	1%
Selling, general, and administrative	183,045	182,015	1%
Depreciation and amortization	14,613	14,610	0%
Merger termination fee net of merger-related costs	(59,664)	—	(100)%
Operating expenses	$294,733	$351,073	(16)%

Nine months ended March 31,	2016	2015	Change
(In thousands)
Production, distribution, and editorial	$460,982	$436,618	6%
Selling, general, and administrative	534,567	521,143	3%
Depreciation and amortization	44,679	41,687	7%
Merger termination fee net of merger-related costs	(43,541)	—	(100)%
Operating expenses	$996,687	$999,448	0%

Fiscal 2016 production, distribution, and editorial costs increased 1 percent in the third quarter and 6 percent in the first nine months as compared to the prior-year periods. For the third quarter, the addition of incremental expenses of acquired businesses of $4.3 million and increases in programming fees paid to affiliated networks of $1.8 million more than offset declines in postage and other delivery costs of $1.7 million, non-payroll related editorial costs of $1.5 million, and paper expenses of $1.5 million. For the first nine months of fiscal 2016, the addition of incremental expenses of acquired businesses of $30.3 million and increases in programming fees paid to affiliated networks of $6.0 million more than offset declines in paper expenses of $6.3 million, non-payroll related editorial costs of $3.7 million, postage and other delivery costs of $3.4 million, processing costs of $2.9 million, and film amortization of $1.9 million. In addition, customer relationship marketing expenses increased $2.7 million primarily due to a change in product mix.

Selling, general, and administrative expenses increased 1 percent in the third quarter of fiscal 2016 and 3 percent in the first nine months of fiscal 2016. For the third quarter, increased performance based incentive accruals of $5.5 million, the addition of incremental expenses of acquired businesses of $5.0 million, increased contributions of $1.5 million and higher consulting costs of $1.2 million more than offset lower severance and related benefit accruals of $6.4 million, declines in circulation expenses of $2.1 million, and lower employee compensation costs of $1.7 million. For the first nine months of fiscal 2016, the addition of incremental expenses of acquired businesses of $38.1 million and increased performance based incentive accruals of $5.6 million more than offset declines in employee compensation costs of $7.3 million, lower severance and related benefit accruals of $7.3 million, fiscal

2015 acquisition and disposal transaction costs of $2.8 million, and a $1.5 million reduction in previously accrued restructuring accruals. In addition, customer relationship marketing expenses decreased $2.8 million primarily due to a change in product mix.

Depreciation and amortization expense was flat in the third quarter of fiscal 2016. It increased 7 percent in the first nine months of fiscal 2016 due primarily to increased depreciation and amortization from acquisitions of $5.7 million partially offset by the lack, in the current year, of a video production fixed asset write-downs of $1.2 million.

Merger termination fee net of merger-related costs in the third quarter of fiscal 2016 consists of $60.0 million received in exchange for terminating the Media General merger agreement reduced by $0.3 million in merger-related expenses. Merger termination fee net of merger-related costs for the first nine-months of fiscal 2016 includes $60.0 million received in exchange for terminating the merger reduced by $16.5 million in merger-related expenses.

Income from Operations
Income from operations increased 172 percent in the third quarter of fiscal 2016 primarily due to the merger related fees of $60.0 million, higher operating profits in our local media segment of $14.7 million, and incremental operating profit from our national media group acquisitions of $6.6 million.

Income from operations increased 29 percent in the first nine months of fiscal 2016 as the merger related fees of $60.0 million and incremental operating profit from acquisitions of $24.4 million more than offset lower operating profits before acquisitions in our local media segment of $18.8 million due primarily to the cyclical nature of political revenues, merger-related expenses of $16.5 million, and declines in the operating results before acquisitions of our magazine operations of $12.1 million. In addition, the reduction in the severance and benefits accrual of $7.3 million and the lack of acquisition and disposal transaction costs of $2.8 million and of fixed asset impairment of $1.2 million incurred in fiscal 2015, along with the reversal, in fiscal 2016, of previously accrued restructuring charges of $1.5 million partially contributed to the nine-month increase in income from operations.

Net Interest Expense
Net interest expense decreased slightly to $5.1 million in the fiscal 2016 third quarter compared with $5.2 million in the prior-year third quarter. For the nine months ended March 31, 2016, net interest expense was $15.7 million versus $14.2 million in the first nine months of fiscal 2015. Average long-term debt outstanding was $756.1 million in the third quarter of fiscal 2016 and $787.3 million for the nine-month period compared with $839.2 million in the prior-year third quarter and $772.8 million in the prior-year nine-month period. The Company's approximate weighted average interest rate was 2.7 percent in the first nine months of fiscal 2016 and 2.5 percent in the first nine months of fiscal 2015. The weighted average interest rates include the effects of derivative financial instruments.

Income Taxes
Our effective tax rate was 34.2 percent in the third quarter and 38.2 percent in the first nine months of fiscal 2016 as compared to 39.8 percent in the third quarter and 39.1 percent in the first nine months of fiscal 2015. In conjunction with the termination of the Media General merger agreement, merger-related expenses recorded in prior quarters became deductible for income tax purposes in the current quarter and thus the Company recognized a corresponding tax benefit in the Company's third fiscal quarter, which lowered the fiscal 2016 third quarter effective tax rate.

Net Earnings and Earnings per Share
Net earnings were $80.9 million ($1.79 per diluted share) in the quarter ended March 31, 2016, up 220 percent from $25.3 million ($0.56 per diluted share) in the prior-year third quarter. For the nine months ended March 31, 2016, net earnings were $124.5 million ($2.74 per diluted share), an increase of 32 percent from prior-year nine months earnings of $94.2 million ($2.08 per diluted share). The increases in net earnings were primarily due to the higher income from operations as discussed above and a lower effective tax rate. Average basic shares outstanding increased slightly in the current-year periods. Average diluted shares outstanding decreased slightly in the third quarter, but they increased slightly in the nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended March 31,	2016	2015	Change
(In thousands)
Net earnings	$124,452	$94,212	32%
Cash flows provided by operating activities	$173,620	$123,295	41%
Cash flows used in investing activities	(19,804)	(191,528)	(90)%
Cash flows provided by (used in) financing activities	(159,400)	51,304	n/m
Net decrease in cash and cash equivalents	$(5,584)	$(16,929)	(67)%
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2016, we had up to $155.0 million of additional available borrowings under our revolving credit facility, and up to $20.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $5.6 million in the first nine months of fiscal 2016; they decreased $16.9 million in the first nine months of fiscal 2015.

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

Cash provided by operating activities totaled $173.6 million in the first nine months of fiscal 2016 compared with $123.3 million in the first nine months of fiscal 2015. The increase in cash provided by operating activities is primarily due to increased net earnings in the first nine-months of fiscal 2016.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used by investing activities decreased to $19.8 million in the first nine months of fiscal 2016 from $191.5 million in the prior-year period primarily due to fewer acquisitions of businesses in the current year.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash used by financing activities totaled $159.4 million in the nine months ended March 31, 2016, compared with net cash provided by financing activities of $51.3 million for the nine months ended March 31, 2015. The change in cash flows from financing activities is primarily due to a net $91.9 million of debt being paid down in the current-year period compared to a net $110.6 million of debt being issued in the prior-year period.

Long-term Debt
At March 31, 2016, long-term debt outstanding totaled $703.1 million. The balance consisted of $228.1 million under a term loan, $100.0 million in fixed-rate unsecured senior notes, $250.0 million in floating-rate unsecured senior notes, $80.0 million under an asset-backed bank facility, and $45.0 million outstanding under a revolving credit facility.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.43 percent on the swap maturing in August 2018, 0.62 percent on the swap maturing in March 2019, and 0.63 percent on the swaps maturing in August 2019 as of March 31, 2016) on the $300.0 million notional amount of indebtedness.

The revolving credit facility has a capacity of up to $200.0 million. Both the revolving credit facility and the term loan have a five-year term which expires in March 2019. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At March 31, 2016, $228.1 million was outstanding under the term loan and $45.0 million was outstanding under the revolver. Of the term loan, $21.9 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

Of the fixed-rate unsecured senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 3.04 percent at March 31, 2016. The floating-rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating-rate unsecured senior notes was 3.26 percent at March 31, 2016, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating-rate unsecured senior notes was 3.03 percent at March 31, 2016, after taking into account the effect of the outstanding interest rate swap agreement. None of the floating-rate senior notes are due in the next 12 months. The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. As of March 31, 2016, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). In October 2015, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility will expire in October 2017.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at March 31, 2016.

Contractual Obligations
As of March 31, 2016, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2015.

Merger-Related Income and Expenses
Effective January 27, 2016, the merger agreement with Media General was terminated. In exchange for terminating the merger agreement, the Company received $60.0 million in cash, which was recognized as a credit against operating expenses in the Company's third quarter of fiscal 2016, and an opportunity to negotiate for the purchase of certain broadcast and digital assets owned by Media General.

In the first nine months of fiscal 2016, the Company incurred $16.5 million in Media General merger-related costs. In conjunction with the termination of the merger agreement, certain prior quarters' merger-related expenses became deductible for income tax purposes and thus the Company recognized a corresponding tax benefit of $4.7 million in the Company’s third fiscal quarter.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $13.4 million in the first nine months of fiscal 2016 to repurchase 302,000 shares of common stock at then-current market prices. We spent $42.0 million to repurchase 834,000 shares in the first nine months of fiscal 2015. We expect to continue repurchasing shares from time to time subject to market conditions. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Of the 302,000 shares of common stock purchased during the first nine months of the current fiscal year, 116,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of March 31, 2016, $89.1 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended March 31, 2016.

Dividends
Dividends paid in the first nine months of fiscal 2016 totaled $63.7 million, or $1.4100 per share, compared with dividend payments of $59.4 million, or $1.3225 per share, in the first nine months of fiscal 2015.

Capital Expenditures
Investment in property, plant, and equipment totaled $13.4 million in the first nine months of fiscal 2016 compared with prior-year first nine months' investment of $20.0 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2015. As of March 31, 2016, the Company's critical accounting policies had not changed from June 30, 2015.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At March 31, 2016, goodwill and intangible assets totaled $2.0 billion with $1.2 billion in the national media group and $0.8 billion in the local media group.
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

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first nine months of fiscal 2016 or will be effective for fiscal 2017.

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

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At March 31, 2016, Meredith had $100.0 million outstanding in fixed-rate long-term debt. In addition, Meredith has effectively converted the $250.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $100.9 million from $100.5 million at March 31, 2016.

At March 31, 2016, $603.1 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on the portion of this debt that is not hedged by interest rate swaps. A 10 percent increase in interest rates would increase annual interest expense by $0.5 million.

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

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed, between September 21, 2015 and October 21, 2015, four purported shareholders of Meredith filed putative class action lawsuits in Iowa state and federal court against Meredith, members of the Meredith board of directors, Montage New Holdco, Inc., a Virginia corporation, Montage Merger Sub 1, Inc., a Virginia corporation, Montage Merger Sub 2, Inc., an Iowa corporation, and Media General. The three state court cases, which were consolidated, are captioned Agans v. Meredith Corporation, et al., Case No. 05771 EQCE078935, Sneed v. Meredith Corporation, et al., Case No. 05771 EQCE079057, and Martin v. Meredith Corporation, et al., Case No. 05771 CVCV050706 and were all filed in Polk County, Iowa (collectively, the “State Class Action”). The federal case is captioned Mundy v. Lacy, et al., Case No. 4:15-cv-00371 and was filed in the U.S. District Court for the Southern District of Iowa (the “Federal Class Action”). The complaints in all four cases generally allege that the individual defendants breached their fiduciary duties to the plaintiffs and the putative class by failing to properly value Meredith, failing to take steps to maximize the value of Meredith, and approving deal protection provisions in the merger agreement. The complaints generally seek a declaration that the cases should be maintained as a class action, an injunction enjoining the transaction, rescission of the merger agreement, the creation of a constructive trust, an accounting of all damages, and an award of attorneys’ fees, expert fees, and costs.

On January 27, 2016, the Company and Media General terminated their merger agreement at issue in the Federal Class Action and State Class Action under which the companies would have combined to form Meredith Media General. On February 18, 2016, the U.S. District Court for the Southern District of Iowa granted the plaintiff’s motion to dismiss the Federal Class Action. The State Class Action is still pending. Meredith believes that the claims asserted in each of these actions are without merit and intends to defend each of them vigorously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2016.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
January 1 to January 31, 2016	6,112	$41.99	3,049	$94,048
February 1 to February 29, 2016	95,609	40.94	82,828	90,692
March 1 to March 31, 2016	60,835	44.04	37,309	89,073
Total	162,556		123,186

1
The number of shares purchased includes 651 shares in January 2016, 2,828 shares in February 2016, and 4,035 shares in March 2016 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

2
The number of shares purchased includes 3,063 shares in January 2016, 12,781 shares in February 2016, and 23,526 shares in March 2016 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

Item 6.	Exhibits

	10	Merger Termination Agreement dated as of January 27, 2016.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 28, 2016

INDEX TO ATTACHED EXHIBITS

Item

10	Merger Termination Agreement dated as of January 27, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1