Form 10-K
period 2016-06-30
MEREDITH CORP
filed 2016-08-26
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

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

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2015, was $1,557,000,000 based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2016
Common shares	39,286,518
Class B shares	5,283,303
Total common and Class B shares	44,569,821

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2016, are incorporated by reference in Part III to the extent described therein.

	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	Local Media	3
	National Media	6
	Executive Officers of the Company	9
	Employees	10
	Other	10
	Available Information	10
	Forward Looking Statements	10
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Mine Safety Disclosures	14

	Part II
Item 5.	Market for Registrant's Common Equity, Related Shareholder
	Matters, and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	87
Item 9A.	Controls and Procedures	87
Item 9B.	Other Information	88

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	88
Item 11.	Executive Compensation	89
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	89
Item 13.	Certain Relationships and Related Transactions and
	Director Independence	89
Item 14.	Principal Accounting Fees and Services	89

	Part IV
Item 15.	Exhibits, Financial Statement Schedules	90

Signatures		95
Index to Attached Exhibits		E-1

Meredith Corporation and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (Form 10-K) as Meredith, the Company, we, our, and us.

PART I

ITEM 1. BUSINESS

GENERAL

Meredith Corporation has been committed to service journalism for nearly 115 years. Meredith began in 1902 as an agricultural publisher. In 1924, the Company published the first issue of Better Homes and Gardens. The Company entered the television broadcasting business in 1948. Today, Meredith uses multiple media outlets—including broadcast television, print, digital, mobile, and video—to provide consumers with content they desire and to deliver the messages of our advertising and marketing partners. The Company is incorporated under the laws of the State of Iowa. Our common stock is listed on the New York Stock Exchange under the ticker symbol MDP.

The Company operates two business segments: local media and national media. Our local media segment consists of 16 owned television stations and one operated television station located across the United States (U.S.) concentrated in fast growing markets with related digital and mobile media assets. The owned television stations consist of seven CBS affiliates, five FOX affiliates, two MyNetworkTV affiliates, one NBC affiliate, one ABC affiliate, and one independent station. Local media's digital presence includes 13 websites, 13 mobile-optimized websites, and nearly 40 applications (apps) focused on news, sports, and weather-related information.

Our national media segment includes leading national consumer media brands delivered via multiple media platforms including print magazines and digital and mobile media, brand licensing activities, database-related activities, and business-to-business marketing products and services. It focuses on the food, home, parenthood, and health markets and is a leading publisher of magazines serving women. In fiscal 2016, we published in print more than 20 subscription magazines, including Better Homes and Gardens, Parents, Family Circle, Allrecipes, Rachael Ray Every Day, Martha Stewart Living, Shape, and FamilyFun, and nearly 140 special interest publications. Twenty of our brands are also available as digital editions on one or more of the six major digital newsstands and on major tablet devices. The national media segment's extensive digital media presence consists of nearly 50 websites, more than 30 mobile-optimized websites, and nearly 15 apps. Of those websites and apps, the Allrecipes brand accounts for 19 web and mobile sites serving 23 countries in 12 languages, and 2 mobile apps across multiple countries and platforms. The national media segment also includes digital and customer relationship marketing, which provides specialized marketing products and services to some of America's leading companies; a large consumer database; brand licensing activities; and other related operations.

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

In December 2015, Meredith entered into a new 10-year contract with Sequential Brands Group, Inc. to license the Martha Stewart media properties. This agreement replaced the October 2014 agreement with Martha Stewart Living Omnimedia (which was acquired by Sequential Brands Group, Inc. in 2015). Under the new agreement, Meredith assumed the cross-platform editorial responsibilities for the Martha Stewart media properties. Martha Stewart Living is published 10 times annually with a rate base of 2.1 million. Martha Stewart Weddings, a quarterly publication, is the #1-selling bridal magazine on newsstands.

Allrecipes magazine's rate base was increased to 1.25 million with the September/October 2015 issue and then to 1.3 million with the February/March 2016 issue. This latest increase represented a 160 percent increase in rate base since the magazine's launch in 2013.

In January 2016, Meredith announced an analytical alliance with Nielsen to measure the total Return on Advertising Spend for native digital advertising campaigns on Allrecipes.com and other Meredith digital properties. This measurement capability combines Meredith Shopper Marketing's ability to deliver and measure offers at the store level with Nielsen's Similarities Market Test service, which works to determine the extent in-market activities are driving sales. These insights and analytics allow marketers to better navigate the digital space to understand promotions that lead to purchases.

In January 2016, Meredith announced the launch of two brand licensing programs under the Shape and EatingWell brands. Meredith partnered with Apparel Bridge LLC to create SHAPE® Active, an activewear collection designed for women. The collection is available at selected digital and small specialty retailers, with additional retail partners expected. Under the EatingWell brand, Meredith entered into a multi-year licensing partnership with Bellisio Foods, Inc. to produce a line of healthy frozen food products that focus on single-serve meals, with expansions planned into other products. These products will debut in supermarkets and retail grocery stores nationwide in fall 2016.

The Company discontinued the use of the American Baby brand following its combination with Fit Pregnancy to create a new brand called Fit Pregnancy and Baby. The new magazine covers a range of topics important to new moms including beauty, nutrition, health, style, and infant development.

In May 2016, Meredith was named the second largest global licensor by License!Global magazine. Meredith moved to the second place ranking after its fourth year of being ranked.

In fiscal 2016, we successfully renewed agreements with cable systems, satellite, and telecommunications companies that covered approximately 40 percent of subscribers. Additionally, we successfully completed new network affiliation agreements with CBS in our Hartford, Springfield, and St. Louis markets.

DESCRIPTION OF BUSINESS

Local Media

Local media contributed 33 percent of Meredith's consolidated revenues in fiscal 2016. Information about the Company's television stations at June 30, 2016, follows:

Station, Market	DMA National Rank [1]	Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]

WGCL-TV	9	CBS	46	4-1-2021	4.6%
Atlanta, GA

KPHO-TV	12	CBS	5	10-1-2022	6.1%
Phoenix, AZ

KTVK	12	Independent	3	10-1-2022	3.6%
Phoenix, AZ

KMOV	21	CBS	4	2-1-2022	10.3%
St. Louis, MO

KPTV	24	FOX	12	2-1-2023	5.2%
Portland, OR

KPDX	24	MyNetworkTV	49	2-1-2023	2.4%
Portland, OR

WSMV-TV	29	NBC	4	8-1-2021	8.0%
Nashville, TN

WFSB	30	CBS	3	4-1-2023	11.5%
Hartford, CT
New Haven, CT

KCTV	33	CBS	5	2-1-2022	9.2%
Kansas City, MO

KSMO-TV	33	MyNetworkTV	62	2-1-2022	0.9%
Kansas City, MO

WHNS	37	FOX	21	12-1-2020	4.2%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

KVVU-TV	40	FOX	5	10-1-2022	4.8%
Las Vegas, NV

WALA-TV	58	FOX	10	4-1-2021	7.4%
Mobile, AL
Pensacola, FL

Station, Market	DMA National Rank [1]	Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]

WNEM-TV	71	CBS	5	10-1-2021	14.3%
Flint, MI
Saginaw, MI
Bay City, MI

WGGB-TV	116	ABC	40	4-1-2023	10.5%
Springfield, MA		FOX	40.2		3.2%
Holyoke, MA

WSHM-LD	116	CBS	3	4-1-2023	7.3%
Springfield, MA
Holyoke, MA

[1] Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2015-2016 DMA ranking.

[2]   Average audience share represents the estimated percentage of households using television tuned to the station in the DMA.
     The percentages shown reflect the average total day shares (6:00 a.m. to 2:00 a.m.) for the November 2015, February 2016,
     and May 2016 measurement periods.

Operations
The principal sources of the local media segment's revenues are: 1) local non-political advertising focusing on the immediate geographic area of the stations; 2) national non-political advertising; 3) political advertising which is cyclical with peaks occurring in our odd fiscal years (e.g. fiscal 2015, fiscal 2017) and particularly in our second fiscal quarter of those years; 4) retransmission of our television signals by cable systems, satellite, and telecommunications companies; 5) digital advertising on the stations' web, mobile websites, and apps; and 6) station operation management fees.

The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of competitors including in-market broadcasters, audience share, and audience demographics. The larger a station's audience share in any particular daypart, the more leverage a station has in setting advertising rates. Generally, as supply and demand fluctuate in the market, so do a station's advertising rates. Most national advertising is sold by an independent representative firm. The sales staff at each station generates local/regional advertising revenues.

Typically 40 to 50 percent of a market's television advertising revenue is generated during local newscasts. Station personnel are continually working to grow their news ratings, which in turn will augment revenues. The Company broadcasts local newscasts in high definition in all of our markets.

Meredith's 16 national network affiliations at our television stations also influence advertising rates. Generally, a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs.

Our CBS affiliation agreements expire in August 2017 and June 2020. The MyNetworkTV affiliation agreements expire in September 2018. Our FOX affiliation in Springfield, Massachusetts is currently extended while under renewal negotiations; all other FOX affiliation agreements expire in December 2017. Our NBC affiliation agreement expires in December 2017 and our ABC affiliation agreement expires in December 2019. On top of increases in fiscal 2015, programming fees paid to CBS and FOX increased significantly in fiscal 2016. These payments are in essence a portion of the retransmission fees that Meredith receives from cable, satellite, and telecommunications service providers, which pay Meredith to carry our television programming in our markets.

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

Retransmission revenue is generated from cable, satellite, and telecommunications service providers who pay Meredith for access to our television station signals so that they may retransmit our signals and charge their subscribers for this programming. These fees increased in fiscal 2016 primarily due to renegotiations of expiring contracts and negotiated contract step-ups on existing contracts effective during the year.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, mobile applications, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Several of our stations are broadcasting one or more additional programming streams on their digital channel. Examples include: three markets have MyNetworkTV, two of our markets air the LAFF network, eight of our markets carry COZI TV network, four broadcast Escape network, Springfield airs the FOX network, and two markets air local news and weather.

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

The FCC proposed a plan, called the National Broadband Plan, to increase the amount of spectrum available in the United States for wireless broadband use. In furtherance of the National Broadband Plan, Congress enacted, and the President signed into law, legislation authorizing the FCC to conduct a “reverse auction” for which television broadcast licensees could submit bids to receive compensation in return for relinquishing all or a portion of their rights in the television spectrum of their full service and/or Class A stations. Under the new law, the FCC may hold one reverse auction, and another auction for the newly freed spectrum. The FCC must complete both auctions by 2022. In May 2014, the FCC adopted a Report and Order setting forth the basic framework for the reverse auction and the subsequent repacking of broadcast television signals into a new television band plan. The reverse auction began on May 31, 2016. Further actions from the FCC are expected in the coming months.

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

National Media

National media contributed 67 percent of Meredith's consolidated revenues in fiscal 2016. Better Homes and Gardens magazine, our flagship brand, continues to account for a significant percentage of revenues and operating profit of the national media segment and the Company.

Magazines
Information for our major subscription magazine titles as of June 30, 2016, follows:

Title	Description	Frequency per Year	Year-end Rate Base	[1]

Better Homes and Gardens	Women's service	12	7,600,000
Family Circle	Women's service	12	4,000,000
Shape	Women's lifestyle	10	2,500,000
Parents	Parenthood	12	2,200,000
FamilyFun	Parenthood	9	2,100,000
Martha Stewart Living	Women's service	10	2,050,000
Fit Pregnancy and Baby	Parenthood	11	2,000,000
Rachael Ray Every Day	Women's lifestyle and food	10	1,700,000
Allrecipes	Food	6	1,300,000
EatingWell	Women's lifestyle and food	6	1,000,000
Midwest Living	Travel and lifestyle	6	950,000
Ser Padres	Hispanic parenthood	8	850,000
Traditional Home	Home decorating	8	850,000
Siempre Mujer	Hispanic women's lifestyle	6	550,000
Successful Farming	Farming business	13	390,000
Wood	Woodworking	7	380,000

1
Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and for most of the Company's titles is tracked by the Alliance for Audited Media, which issues periodic statements for audited magazines.

In addition to these major magazine titles, we published nearly 140 special interest publications under approximately 90 titles in fiscal 2016, primarily under the Better Homes and Gardens brand. The titles are issued from one to six times annually and sold primarily on newsstands. A limited number of subscriptions are also sold to certain special interest publications. The following special interest titles were published quarterly or more frequently: American Patchwork & Quilting; Country Gardens; Diabetic Living; Do It Yourself; Eat This, Not That!; and Quilts & More.

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

Magazine Circulation—Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the internet, and other means are Meredith's largest source of circulation revenues. Revenue per subscription and related expenses can vary significantly by source. Some subscription sources generate lower revenues than other sources, but have proportionately lower related costs. The majority of subscription magazines are also sold by single copy. Single copies sold on newsstands are distributed primarily through magazine wholesalers, who have the right to receive credit from the Company for magazines returned to them by retailers.

Digital and Mobile Media
We have 20 of our titles available as digital editions, with an audience of approximately 890,000. Digital subscriptions and single copy sales collectively represent 3 percent of our total rate base.

National media's nearly 50 websites and more than 30 mobile-optimized websites provide ideas and inspiration. These branded websites focus on the topics that women care about most—food, home, entertaining, and meeting the needs of moms—and on delivering powerful content geared toward lifestyle topics such as health, beauty, style, and wellness. Digital traffic across our various platforms averaged 71 million unique monthly visitors in fiscal 2016. Our brands have a strong social networking presence as well. In fiscal 2016, national media reached over 28 million Facebook fans, nearly 11 million Twitter followers, and 5 million Pinterest followers.

Other Sources of Revenues
Other revenues are derived from digital and customer relationship marketing, other custom publishing projects, brand licensing agreements, and ancillary products and services.

Meredith Xcelerated Marketing—Meredith Xcelerated Marketing (MXM) is a strategic and creative agency with digital expertise across all channels. MXM provides fully-integrated marketing solutions for some of the world's top brands, including Kraft, Lowe's, TGI Friday’s, and NBC Universal. MXM's revenue is independent of advertising and circulation, though sometimes its services are sold as part of larger programs that include advertising components.

Brand Licensing—Meredith owns a portfolio of valuable registered trademarks. Meredith brand licensing generates royalty revenue through multiple long term licensing agreements with retailers, manufacturers and service providers. Brand licensing extends the reach of Meredith brands into additional consumer channels in the U.S. and abroad.

In place for many years, Meredith has a direct-to-retail licensing agreement with Walmart for Better Homes and Gardens-branded products sold at Wal-Mart Stores, Inc. (Walmart) in the U.S., Walmart.com, and emerging in Mexico and China. We recently extended our licensing agreement with Walmart through 2019. Meredith also has a long-term agreement to license the Better Homes and Gardens brand to Realogy Corporation, which continues to build a residential real estate franchise system as Better Homes and Gardens Real Estate, LLC. The network now includes more than 300 offices and more than 10,000 agents across the U.S., Canada, and the Bahamas.

During fiscal 2016, Meredith announced two new licensing programs. The first is a line of healthy frozen food entrées by Bellisio Foods, Inc. sold under the EatingWell brand. The program will be available at retail in the second-half of calendar 2016, and therefore, did not contribute to fiscal 2016 results. The second new licensing program is a line of women's activewear clothing by Apparel Bridge sold under the Shape brand. It debuted digitally and at a small number of specialty retail stores in the weeks leading to the close of fiscal 2016, and therefore did not meaningfully contribute to fiscal 2016 results.

Meredith's national media brands are currently distributed in more than 80 countries, including a localized presence in more than 30 countries such as Australia, China, India, Mexico, Russia, and Turkey.

The Company continues to pursue activities that will serve consumers and advertisers while also extending and strengthening the reach and vitality of our brands.

Meredith has licensed exclusive global rights to publish and distribute books based on our consumer-leading brands, including the powerful Better Homes and Gardens imprint, to a book publisher. Meredith creates book content and retains all approval and content rights while the publisher is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management. Meredith receives royalties based on net sales subject to a guaranteed minimum.

Production and Delivery
Paper, printing, and postage costs accounted for 25 percent of the national media segment's fiscal 2016 operating expenses.

Coated publication paper is the major raw material essential to the national media segment. We directly purchase all of the paper for our magazine production and custom publishing business. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements. The price of paper is driven by overall market conditions and is therefore difficult to predict. In fiscal 2016, average paper prices decreased 2 percent. They declined 3 percent in fiscal 2015 and 4 percent in fiscal 2014. Management anticipates paper prices will be stable during fiscal 2017 and that fiscal 2017 average paper prices will be relatively flat compared to fiscal 2016 given no significant shifts in the current supply and demand structure are anticipated.

Meredith has multi-year printing contracts with two major domestic printers for the printing of our magazines.

Postage is a significant expense of the national media segment. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies that leverage work-sharing opportunities offered within the postal rate structure. Periodical postage accounts for over 80 percent of Meredith's postage costs, while other mail items—direct mail, replies, and bills—account for nearly 20 percent. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates periodically. In general, postage rate changes are capped by law at the rate of inflation as measured by the Consumer Price Index (CPI). The most recent rate change was effective in April 2016, which was a rare reduction in postage. The change was not CPI driven, rather it rolled-back the temporary 4.3 percent exigent increase that was implemented in January 2014 to allow the USPS to recover losses associated with the recent recession. Prior to fiscal 2016, postage prices had risen in each of Meredith's last five fiscal years. While we expect postage prices to again increase in January 2017, due to a legislatively mandated calendar 2017 review by the Postal Regulatory Commission could potentially result in adjustments to the current rate setting regime. The impact of any such change would most likely be effective with the January 2018 increase.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one year terms each November. The current executive officers of the Company are:

Stephen M. Lacy—Chairman and Chief Executive Officer (August 10, 2016 - present) and a director of the Company since 2004. Formerly Chairman, President, and Chief Executive Officer (2010 - 2016). Age 62.

Thomas H. Harty—President and Chief Operating Officer (August 10, 2016 - Present). Formerly President, National Media Group (2010 - 2016). Age 53.

Paul A. Karpowicz—President, Local Media Group (2005 - present). Age 63.

Jonathan B. Werther—President, National Media Group (August 10, 2016 - present). Formerly EVP/President Meredith Digital (2013-2016) and Chief Strategy Officer (2012-2013). Prior to joining Meredith, Mr. Werther served as President of Simulmedia (2010-2012). Age 47.

Joseph H. Ceryanec—Vice President-Chief Financial Officer (2008 - present). Age 55.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006 - present). Age 57.

EMPLOYEES

As of June 30, 2016, the Company had approximately 3,600 full-time and 130 part-time employees. Only a small percentage of our workforce is unionized. We consider relations with our employees to be good.

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

Advertising represents the largest portion of our revenues and advertising demand may fluctuate from period to period. In fiscal 2016, 55 percent of our revenues were derived from advertising. Advertising constitutes 71 percent of our local media revenues and 48 percent of our national media revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, particularly electronic media including those based on the internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising or suppress advertising rates.

Circulation revenues represent a significant portion of our revenues. Magazine circulation is another significant source of revenue, representing 20 percent of total revenues and 30 percent of national media revenues. Preserving the number of copies sold is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase.

Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of alternative methods for the delivery of content and have driven consumer demand and expectations in unanticipated directions. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business, financial condition, and prospects may be adversely affected. Technology developments also pose other challenges that could adversely affect our revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control, and the loss of a direct relationship with consumers. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates. In addition, technologies such as subscription streaming media services and mobile video are increasing competition for household audiences and advertisers. This competition may make it difficult for us to grow or maintain our broadcasting and print revenues, which we believe may challenge us to expand the contribution of our digital businesses.

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

Loss of or changes in affiliation agreements could adversely affect operating results for our local media segment. Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of our stations have network affiliation agreements. Seven are affiliated with CBS, five with FOX, two with MyNetworkTV, one with NBC, and one with ABC. These television networks produce and distribute programming in exchange for each of our stations' commitment to air the programming at specified times and for commercial announcement time during the programming. In most cases, we also make cash payments to the networks. These payments are in essence a portion of the retransmission fees that Meredith receives from cable, satellite, and telecommunications service providers, which pay Meredith to carry our television programming in our markets. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues. Furthermore, the non-renewal of any retransmission consent agreement with a major cable, satellite, or telecommunications service provider could adversely affect the economics of our relationship with the applicable network(s), advertising revenues, and our local brands. If renewed, our network affiliation agreements and our retransmission agreements may be renewed on terms that are less favorable to us. Our CBS affiliation agreements expire in August 2017 and June 2020. The MyNetworkTV affiliation agreements expire in September 2018. Our Fox affiliation in Springfield, Massachusetts is extended and being negotiated to be renewed currently, all other FOX affiliation agreements expire in December 2017. Our NBC affiliation agreement expires in December 2017 and our ABC affiliation agreement expires in December 2019.

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

Paper and postage prices are difficult to predict and control. Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2016, these expenses accounted for 18 percent of national media's operating costs. Paper is a commodity and its price can be subject to significant volatility. All of our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts.

The USPS distributes substantially all of our subscription magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

Acquisitions pose inherent financial and other risks and challenges. As a part of our strategic plan, we have acquired businesses and we expect to continue acquiring businesses in the future. These acquisitions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability. Such risks and challenges include underperformance relative to our expectations and the price paid for the acquisition; unanticipated demands on our management and operational resources; difficulty in integrating personnel, operations, and systems; retention of customers of the combined businesses; assumption of contingent liabilities; and acquisition-related earnings charges. If our acquisitions are not successful, we may record impairment charges. Our ability to continue to make acquisitions will depend upon our success at identifying suitable targets, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities, and potential profitability, as well as the availability of suitable candidates at acceptable prices and whether restrictions are imposed by regulations. Moreover, competition for certain types of acquisitions is significant, particularly in the fields of broadcast stations and digital media. Even if successfully negotiated, closed, and integrated, certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets.

Further impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of the Company's stock. Although the Company wrote down its goodwill and intangible assets in the national media segment by $155.8 million in fiscal 2016, further impairment charges are possible. We test our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of every fiscal year and on an interim basis if indicators of impairment exist. Factors which influence the evaluation include, among many things, the Company's stock price and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, a potentially material impairment charge could be incurred. At June 30, 2016, goodwill and intangible assets totaled $1.8 billion, or 68 percent of Meredith's total assets, with $1.0 billion in the national media segment and $0.8 billion in the local media segment. The review of goodwill is performed at the reporting unit level. The Company has three reporting units, local media, magazine brands, and MXM. As of May 31, 2016, the date that management last performed our annual review of impairment of goodwill and intangible assets, there were no qualitative factors that indicated that a quantitative impairment analysis was needed for the the local media reporting unit. The fair value of the magazine brands reporting unit exceeded its net assets by approximately 20 percent. In the fourth quarter of fiscal 2016, the Company determined that the MXM reporting unit was impaired. The resulting evaluation determined that the carrying value of MXM's goodwill exceeded its estimated fair value and an impairment charge of $116.9 million was recorded by the Company. Changes in key assumptions about the economy or business prospects used to estimate fair value or other changes in market conditions could result in additional impairment charges. Although these charges would be non-cash in nature and would not affect the Company's operations or cash flow, they would reduce stockholders' equity and reported results of operations in the period charged.

We have two classes of stock with different voting rights. We have two classes of stock: common stock and Class B stock. Holders of common stock are entitled to one vote per share and account for 43 percent of the voting power. Holders of Class B stock are entitled to ten votes per share and account for the remaining 57 percent of the voting power. There are restrictions on who can own Class B stock. The majority of Class B shares are held by members of Meredith's founding family. Control by a limited number of holders may make the Company a less attractive takeover target, which could adversely affect the market price of our common stock. This voting control also prevents other shareholders from exercising significant influence over certain of the Company's business decisions.

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

The national media segment operates mainly from the Des Moines offices and from a leased facility in New York, NY. The New York facility is used primarily as advertising sales offices for all Meredith magazines and as headquarters for Family Circle, Shape, Parents, FamilyFun, Fit Pregnancy and Baby, Rachael Ray Every Day, and Siempre Mujer properties. Allrecipes operates out of leased space in Seattle, WA. We have also entered into leases for magazine editorial offices, MXM operations, and national media sales offices in the states of California, Colorado, Illinois, Michigan, Texas, Vermont, and Virginia. The Company believes these facilities are sufficient to meet our current and expected future requirements.

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

	High	Low	Dividends
Fiscal 2016
First Quarter	$53.11	$39.40	$0.4575
Second Quarter	47.70	38.80	0.4575
Third Quarter	48.00	35.03	0.4950
Fourth Quarter	52.49	44.80	0.4950

	High	Low	Dividends
Fiscal 2015
First Quarter	$50.24	$42.69	$0.4325
Second Quarter	55.75	41.95	0.4325
Third Quarter	57.22	49.63	0.4575
Fourth Quarter	55.56	50.25	0.4575

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased our dividend for 23 consecutive years. It is currently anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2016, there were approximately 1,020 holders of record of the Company's common stock and 550 holders of record of Class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock during the period July 1, 2011, to June 30, 2016, with the Standard and Poor's (S&P) MidCap 400 Index and with a peer group of companies engaged in multimedia businesses primarily with publishing and/or television broadcasting in common with the Company.

The peer group was revised this fiscal year to include Nexstar Broadcasting Group, Inc. and Time Inc. (since June 9, 2014, the date its stock began trading) and to remove Graham Holding Company and Martha Stewart Living Omnimedia, Inc., which was acquired by Sequential Brands Group, Inc. effective December 4, 2015. Graham

Holding Company was removed from the peer group as it is no longer substantially in the same businesses as the Company. The graph includes both the revised peer group (New Peer Group) and the peer group used in the prior year (Old Peer Group).
The S&P MidCap 400 Index is comprised of 400 mid-sized U.S. companies with a market cap in the range of $1.4 billion to $5.9 billion in primarily the financial, information technology, industrial, and consumer discretionary industries weighted by market capitalization. The New Peer Group selected by the Company for comparison, which is also weighted by market capitalization, is comprised of Media General, Inc.; Nexstar Broadcasting Group, Inc., TEGNA Inc.; The E.W. Scripps Company, and Time Inc. The Old Peer Group, which is also weighted by market capitalization, is comprised of Graham Holding Company; Martha Stewart Living Omnimedia, Inc.; Media General, Inc.; TEGNA Inc.; and The E.W. Scripps Company.
The graph depicts the results for investing $100 in the Company's common stock, the S&P MidCap 400 Index, the New Peer Group, and the Old Peer Group at closing prices on June 30, 2011, assuming dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended June 30, 2016.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under the programs
				(in thousands)
April 1 to April 30, 2016	48,750	$49.80	6,635	$88,752
May 1 to May 31, 2016	269,809	50.94	91,514	84,187
June 1 to June 30, 2016	29,662	51.23	4,469	83,958
Total	348,221	50.80	102,618

1
The number of shares purchased includes 5,192 shares in April 2016, 31,514 shares in May 2016, and 3,501 shares in June 2016 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

2
The number of shares purchased includes 42,115 shares in April 2016, 178,295 shares in May 2016, and 25,193 shares in June 2016 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

In May 2014, Meredith announced the Board of Directors had authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions. The table above reflects the amounts that may be repurchased under this authorization.

For more information on the Company's share repurchase program, see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share Repurchase Program" on page 34.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the fiscal years 2012 through 2016 are contained under the heading "Five-Year Financial History with Selected Financial Data" beginning on page 86 and are primarily derived from consolidated financial statements for those years. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

MD&A should be read in conjunction with the other sections of this Form 10-K, including Item 1-Business, Item 6-Selected Financial Data, and Item 8-Financial Statements and Supplementary Data. MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations and could be affected by many risks, uncertainties, and changes in circumstances including the uncertainties and risk factors described throughout this filing, particularly in Item 1A-Risk Factors. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth under the heading “Forward Looking Statements" in Item 1-Business.

EXECUTIVE OVERVIEW

Meredith has been committed to service journalism for nearly 115 years. Today, Meredith uses multiple distribution platforms – including broadcast television, print, digital, mobile, and video – to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

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

Meredith’s national media segment reaches more than 100 million unduplicated women, including nearly 75 percent of U.S. millennial women. Meredith is the leader in creating content across media platforms in key consumer interest areas such as food, home, parenting, and health through well-known brands such as Better Homes and Gardens, Allrecipes, Parents, and Shape. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. and at Walmart.com. Meredith Xcelerated Marketing is an award-winning, strategic, and creative agency that provides fully integrated marketing solutions for many of the world’s top brands.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2016, the national media segment accounted for 67 percent of the Company's $1.6 billion in revenues while local media segment revenues contributed 33 percent.

Meredith's balanced portfolio consistently generates substantial free cash flow, and the Company is committed to growing Total Shareholder Return through dividend payments, share repurchases, and strategic business investments. Fiscal 2016 was a year of strong growth in revenues and cash flow. We generated record revenues of $1.65 billion, a 3 percent increase over fiscal 2015.

Fiscal 2016 business highlights included:

•	Expanding audiences across media platforms and increased reach to millennial women:

◦	Readership across our magazine portfolio grew to a record 127 million, according to the Spring 2016 GfK Mediamark Research & Intelligence Report.

◦	Traffic to our digital sites increased to more than 80 million monthly unique visitors.

◦	Our reach to U.S. millennial women grew by 9 percentage points to 72 percent of American female millennials.

◦	Meredith’s multi-channel reach among American women hit an all-time high of 102 million. Additionally, Meredith’s database has grown to 125 million American consumers.

◦
In our television portfolio, nine of our stations ranked No. 1 or No. 2 in late news, and eight stations ranked No. 1 or No. 2 in morning news, according to the May 2016 rating book data compiled by Nielsen.

◦	These audience metrics are followed closely by our advertising clients, who use them to inform advertising rates and their return on advertising across our brands.

•
Growing magazine, digital, and non-political television advertising revenue. National media's magazine advertising revenues grew in the low-single digits and digital advertising was up in the mid-teens. Local media's non-political advertising revenues also increased in the mid-single digits, including digital advertising, which was up in the low-teens.

•
Increasing revenues from businesses not dependent on traditional advertising. Our brand licensing activities delivered record performance in fiscal 2016 and are now ranked No. 2 in the world, according to License!Global magazine. Additionally, local media delivered growth in retransmission consent fees and contribution by renewing retransmission consent agreements with pay television providers.

•
Continuing strong execution of our Total Shareholder Return strategy. We grew our dividend for the 23rd-straight year, increasing it in February by 8 percent to $1.98 per share on an annualized basis. We’ve paid an annual dividend for 69 straight years, and it’s currently yielding approximately 4 percent. We also strengthened our balance sheet by paying down $100.0 million of debt.

LOCAL MEDIA

Local media derives the majority of its revenues—71 percent in fiscal 2016—from the sale of advertising both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, television production services, and other services.

The stations sell advertising to both local/regional and national accounts. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. We generate additional revenues from internet activities and programs focused on local interests such as community events and college and professional sports.

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

Local media's major expense categories are employee compensation and programming fees paid to the networks. Employee compensation represented 42 percent of local media's operating expenses in fiscal 2016. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. Programming fees paid to the networks represented 20 percent of this segment's fiscal 2016 expenses. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 38 percent of local media's fiscal 2016 operating expenses.

NATIONAL MEDIA

Advertising revenues made up 48 percent of fiscal 2016 national media revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 30 percent of fiscal 2016 national media revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. In the short term, subscription revenues, which accounted for 86 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. Subscription revenues per copy and related costs can also vary significantly by subscription source. Some subscription sources generate lower revenues than other sources, but have proportionately lower related costs. A key factor in our subscription success is our industry-leading database. It contains an abundance of attributes on 125 million individuals, which represents 80 percent of American homeowners and nearly 65 percent of millennial women. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 22 percent of national media revenues came from a variety of activities that included the sale of customer relationship marketing products and services as well as brand licensing, product sales, and other related activities. MXM offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers, both in printed and digital forms. These other revenues are generally affected by changes in the level of economic activity in the U.S. including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented 25 percent of the segment's operating expenses in fiscal 2016. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The printing of our publications is outsourced. We typically have multi-year contracts for the printing of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS adjusted rates most recently in April 2016, which resulted in a rare reduction in postage. This adjustment was the result of rolling-back the 4.3 percent exigent increase implemented in January 2014. We currently expect an inflationary rate increase in January 2017. Meredith works with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases.

Employee compensation, which includes benefits expense, represented 23 percent of national media's operating expenses in fiscal 2016, and is affected by the same factors noted for local media. Impairment charges accounted for 14 percent of national media's fiscal 2016 expenses. The remaining 38 percent of fiscal 2016 national media expenses included costs for magazine newsstand distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

FISCAL 2016 FINANCIAL OVERVIEW

•
The Company recorded a pre-tax non-cash impairment charge of $116.9 million in the fourth quarter of fiscal 2016 to reduce the carrying value of the national media segment's goodwill related to MXM's operations. In addition, in the fourth quarter of fiscal 2016, the Company recorded an impairment of $38.9 million related to the American Baby trademark following management's decision to discontinue the use of the American Baby brand following its combination with the Fit Pregnancy brand. These impairment charges reduced diluted earnings per share by $2.90.

•
National media revenues increased 4 percent as incremental revenue increases of $83.3 million attributable to acquisitions more than offset revenue declines in our magazine operations which were primarily due to declines in magazine advertising. Operating expenses increased 19 percent due primarily to the goodwill and trademark impairment charges noted above. In addition, incremental operating expenses of $65.5 million attributable to the acquisitions more than offset operating expense declines in our magazine operations. Due to the impairment charges, the national media segment ended fiscal 2016 with an operating loss of $17.7 million.

•
Local media revenues increased 3 percent. While Meredith recorded $30.8 million less in political advertising revenues in fiscal 2016 due to the normal cyclical nature of political advertising, higher non-political advertising revenues and retransmission revenues attributable to acquired and comparable stations more than offset the expected decline in political revenues. Operating profit declined 3 percent primarily due to the cyclical decline in high-margin political advertising revenues.

•
In January 2016, the Company terminated its September 2015 merger agreement with Media General. In exchange for terminating the merger agreement, the Company received $60.0 million in cash. During fiscal 2016, the Company incurred $16.5 million in merger-related expenses. This merger termination fee, net of related merger expenses, increased diluted earnings per share by $0.59.

•
Management committed to several performance improvement plans related primarily to business realignments due to recent acquisitions and the closing of MORE magazine effective following the publication of the April 2016 issue. These actions resulted in selected workforce reductions. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $10.3 million, which consisted primarily of severance and related benefit costs related to the involuntary termination of employees.

•	Diluted earnings per share decreased 75 percent to $0.75 from $3.02 in fiscal 2015.

•	In fiscal 2016, we generated $226.6 million in operating cash flows, invested $8.2 million in acquisitions of and investments in businesses, and invested $25.0 million in capital improvements.

RESULTS OF OPERATIONS

Years ended June 30,	2016	Change	2015	Change	2014
(In millions except per share data)
Total revenues	$1,649.6	3%	$1,594.2	9%	$1,468.7
Costs and expenses	1,341.9	4%	1,294.3	6%	1,222.3
Depreciation and amortization	59.1	5%	56.5	16%	48.7
Impairment of goodwill and other long-lived assets	161.5	n/m	1.3	(89)%	11.2
Merger termination fee net of merger-related costs	(43.5)	n/m	—	—	—
Total operating expenses	1,519.0	12%	1,352.1	5%	1,282.2
Income from operations	$130.6	(46)%	$242.1	30%	$186.5
Net earnings	$33.9	(75)%	$136.8	20%	$113.5
Diluted earnings per share	0.75	(75)%	3.02	21%	2.50
n/m - Not meaningful

OVERVIEW

Following are brief descriptions of recent acquisitions and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the local media and national media segments and an analysis of our consolidated results of operations for the last three fiscal years.

Acquisitions

During fiscal 2015, Meredith completed several strategic acquisitions including the October 2014 acquisition of WGGB and the December 2014 acquisition of WALA in our local media segment, and the November 2014 acquisitions of the Martha Stewart Living media properties and related digital assets (collectively Martha Stewart Living Media Properties) and of mywedding.com, the December 2014 acquisition of Selectable Media, the February 2015 acquisition of the Shape brand and its related digital assets, and the June 2015 acquisition of Qponix in our national media segment. In the fourth quarter of fiscal 2015, Shape and Fitness magazines were merged into one publication under the Shape brand. In MD&A disclosures, references to increases due to acquisitions includes the incremental increase of the combined Fitness/Shape magazine operations as compared to the operations of Fitness magazine.

In December 2015, Meredith entered into a new 10-year licensing arrangement with Sequential Brands Group, Inc., which replaces the prior agreement for the Martha Stewart Living Media Properties. Under the new agreement, Meredith also assumed the cross-platform editorial responsibilities for the Martha Stewart Living and Martha Stewart Weddings media brands and related digital assets.

In the second half of fiscal 2014, Meredith completed the acquisitions of KMOV, the CBS affiliate in St. Louis, Missouri, and KTVK, an independent station in Phoenix, Arizona.

The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the consolidated financial statements for further information.

Trends and Uncertainties

Advertising demand is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Advertising revenues accounted for 55 percent of total revenues in fiscal 2016. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates, and over time, television programming rights. The Company's cash flows from operating activities, our primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

LOCAL MEDIA

The following discussion reviews operating results for the Company's local media segment, which consists of 16 owned television stations and one managed station and related digital and mobile media. The local media segment contributed 33 percent of Meredith's consolidated revenues in fiscal 2016.

Local media revenues increased 3 percent in fiscal 2016 as revenues from the acquisition of two television stations in fiscal 2015 and strong increases in other revenues more than offset a $30.8 million cyclical reduction in political advertising, which was expected in a non-political year. Local media operating profit declined 3 percent in fiscal 2016.

Fiscal 2015 local media revenues rose 33 percent and operating profit grew 44 percent, reflecting the acquisition of two television stations in fiscal 2014, the acquisition of two television stations in early fiscal 2015, and increased cyclical political advertising.

Local media operating results for the last three fiscal years were as follows:

Years ended June 30,	2016	Change	2015	Change	2014
(In millions)
Revenues	$548.4	3%	$534.3	33%	$402.8
Operating expenses	(389.9)	5%	(371.6)	28%	(289.7)
Operating profit	$158.5	(3)%	$162.7	44%	$113.1

Local Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2016	Change	2015	Change	2014
(In millions)
Revenues
Non-political advertising	$374.1	5%	$356.5	23%	$290.7
Political advertising	13.0	(70)%	43.8	797%	4.9
Other	161.3	20%	134.0	25%	107.2
Total revenues	$548.4	3%	$534.3	33%	$402.8

Local media revenues increased 3 percent in fiscal 2016. Non-political advertising revenues increased 5 percent. Non-political advertising revenues from station acquisitions accounted for almost 75 percent of the increase. Organic local non-political advertising revenues increased 1 percent in fiscal 2016 and organic national non-political advertising revenues increased 2 percent. Political advertising revenues totaled $13.0 million in the current fiscal year compared with $43.8 million in the prior year. Fluctuations in political advertising revenues at our stations, and throughout the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Digital advertising increased 13 percent in fiscal 2016 due to the addition of digital advertising revenues from station acquisitions and organic growth.

Other revenues, which are primarily retransmission fees from cable, satellite, and telecommunications operators and station management fees, grew 20 percent in fiscal 2016. Incremental other revenues from station acquisitions accounted for approximately 25 percent of the increase. The remainder was primarily due to an increase in retransmission fees of $27.6 million partially offset by a reduction in station management fees of $2.6 million.

Local media revenues increased 33 percent in fiscal 2015. The increase was due primarily to station acquisitions and higher political advertising related to the November 2014 elections. Political advertising revenues totaled $43.8 million in fiscal 2015 compared with $4.9 million in fiscal 2014. Political revenues from station acquisitions accounted for 25 percent of the increase in political advertising revenues. Non-political advertising revenues increased 23 percent in fiscal 2015 due primarily to the addition of $73.8 million of non-political advertising revenue from station acquisitions. Organic local non-political advertising revenues and organic national non-political advertising revenues each declined 3 percent in fiscal 2015. Digital advertising increased 37 percent as compared to fiscal 2014 primarily due to station acquisitions.

Other revenues increased 25 percent in fiscal 2015 primarily due to the addition of revenues of $20.1 million from station acquisitions and increased retransmission fees of $12.1 million.

Local Media Operating Expenses

Local media operating expenses increased 5 percent in fiscal 2016. Incremental operating expenses from station acquisitions of $13.4 million, increased programming fees paid to affiliated networks of $9.7 million, and increased performance based incentive accruals of $3.3 million were partially offset by reductions in employee compensation costs of $2.2 million. In addition, the lack of $2.3 million in acquisition and disposal transaction costs as compared to the prior year and a reduction in previously accrued restructuring costs of $2.1 million recorded in the current year also helped offset the increases.

Fiscal 2015 local media operating expenses increased 28 percent. Approximately 90 percent of the increase was due to the addition of operating expenses of acquired stations. In addition, an increase in programming fees paid to the networks of $11.6 million was partially offset by a decrease in transaction costs related to station acquisitions of $3.2 million.

Local Media Operating Profit

Fiscal 2016 local media operating profit declined 3 percent compared with fiscal 2015 primarily due to a change in the mix of revenues from higher margin political advertising revenues to lower margin other revenues and increased operating expenses.

Local media operating profit increased 44 percent in fiscal 2015 compared with the prior year reflecting the addition of the station acquisitions as well as the increase in political advertising revenues.

NATIONAL MEDIA

The following discussion reviews operating results for our national media segment, which includes magazine publishing, digital and customer relationship marketing, digital and mobile media, brand licensing, database-related activities, and other related operations. The national media segment contributed 67 percent of Meredith's consolidated revenues in fiscal 2016.

Fiscal 2016 national media revenues increased 4 percent. Costs and expenses increased 3 percent and impairment charges of $155.8 million were recorded in the national media segment. Due to the impairment charges, the national media operations reported an operating loss of $17.7 million in fiscal 2016. National media revenues declined 1 percent in fiscal 2015 while segment operating profit grew 8 percent.

National media operating results for the last three fiscal years were as follows:

Years ended June 30,	2016	Change	2015	Change	2014
(In millions)
Revenues	$1,101.2	4%	$1,059.9	(1)%	$1,065.9
Operating expenses
Costs and expenses	(963.1)	3%	(937.2)	0%	(941.6)
Impairment of goodwill and other long-lived assets	(155.8)	n/m	—	(100)%	(11.2)
Total operating expenses	(1,118.9)	19%	(937.2)	(2)%	(952.8)
Operating profit (loss)	$(17.7)	n/m	$122.7	8%	$113.1
n/m - Not meaningful

National Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2016	Change	2015	Change	2014
(In millions)
Revenues
Advertising	$527.1	6%	$496.2	3%	$482.8
Circulation	328.6	5%	313.7	(4)%	327.2
Other	245.5	(2)%	250.0	(2)%	255.9
Total revenues	$1,101.2	4%	$1,059.9	(1)%	$1,065.9

Advertising Revenue
The following table presents advertising page information according to Publishers Information Bureau for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2016	Change	2015	Change	2014
Better Homes and Gardens	1,009	(8)%	1,099	(6)%	1,174
Parents	994	(7)%	1,074	(14)%	1,256
Family Circle	948	(1)%	956	(1)%	962
Shape / Fitness	905	26%	720	(1)%	729
Martha Stewart Living [1]	565	88%	301	n/m	—
Traditional Home	496	1%	493	0%	495
Rachael Ray Every Day	491	(4)%	513	(18)%	628
FamilyFun	418	(5)%	441	(19)%	543
Midwest Living	373	4%	358	(11)%	402
More [2]	296	(48)%	565	(8)%	611
EatingWell	286	11%	257	(12)%	293
Fit Pregnancy and Baby / American Baby	254	(18)%	309	(11)%	348
Allrecipes [3]	222	35%	164	71%	96
Ladies' Home Journal [4]	—	—	—	(100)%	517
¹ Since date of acquisition in fiscal 2015
[2] Closed during fiscal 2016
[3] Since date of launch in fiscal 2014
[4] Prior to conversion to a special interest publication in fiscal 2014
n/m - Not meaningful

National media advertising revenues increased 6 percent in fiscal 2016. Digital advertising revenues grew 16 percent in fiscal 2016 due to acquisitions and, to a lesser extent, organic growth. Magazine advertising revenues increased 3 percent and advertising pages increased 7 percent in fiscal 2016. Excluding incremental advertising revenues and ad pages from acquisitions, magazine advertising revenues and ad pages declined in the mid to high-single digits on a percentage basis. Among our core advertising categories, demand was weaker for the toiletries and cosmetics, and retail categories while the prescription and non-prescription drugs categories showed strength.

Fiscal 2015 national media advertising revenues increased 3 percent. Digital advertising revenues increased almost 50 percent in fiscal 2015 primarily due to acquisitions, strong performance at Allrecipes.com, and organic growth. Magazine advertising revenues declined 6 percent. Total advertising pages declined in the high-single digits on a percentage basis. Excluding advertising revenues and page declines due to the conversion of Ladies' Home Journal from a monthly subscription magazine to a newsstand-only special interest publication, ad revenues and pages decreased 1 percent and 4 percent, respectively, primarily due to declines in our parenthood titles partially offset by the addition of advertising revenues and pages from acquired magazines. Among our core advertising categories, prescription drugs showed strength while most other categories were weaker.

Circulation Revenues
Fiscal 2016 magazine circulation revenues increased 5 percent. Subscription revenues increased in the mid-single digits on a percentage basis primarily due to subscription revenues from acquisitions. Newsstand revenues were flat in fiscal 2016 as increases from acquisitions were offset by overall weaker newsstand demand for most other titles.

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

Other Revenues
Other revenues declined 2 percent in fiscal 2016 as a decrease in MXM revenues of $12.6 million was mostly offset by increases in content and web development revenues in our magazine operations of $4.8 million and an increase in brand licensing revenues of $2.5 million.

Fiscal 2015 other revenues decreased 2 percent primarily due to declines in list rental revenues in our magazine operations.

National Media Costs and Expenses

National media costs and expenses increased 3 percent in fiscal 2016. Incremental operating expenses from acquisitions of $65.5 million and a pension settlement charge of $3.3 million were partially offset by reductions in paper costs of $7.4 million. Paper expense declined due to both a decrease in the volume of paper used and due to a low-single digit decline in average paper prices as compared to the prior year. In addition, non-payroll related editorial costs declined $7.0 million, employee compensation costs decreased $5.9 million, postage and other delivery costs were down $5.5 million, and processing costs decreased $3.3 million. Consistent with the decrease in MXM revenues, MXM operating expenses declined $8.5 million.

Fiscal 2015 national media costs and expenses were flat as compared to fiscal 2014. The conversion of Ladies' Home Journal reduced operating expenses by $48.1 million. Circulation expenses declined $9.2 million. Paper costs declined $8.4 million primarily due to a decrease in printing volumes. In addition to the decrease in the volume of paper used, paper expense also decreased due to a low-single digit decline in average paper prices as compared to fiscal 2014. Payroll and related costs declined $4.4 million and editorial costs decreased $4.0 million. These declines were mostly offset by the addition of expenses from acquisitions of $66.3 million.

National Media Impairment of Goodwill and Other Long-Lived Assets

During the fourth quarter of fiscal 2016, the national media segment recorded a pre-tax, non-cash impairment charge of $116.9 million to reduce the carrying value of goodwill related to MXM's operations and a pre-tax, non-cash impairment charge of $38.9 million related to its American Baby trademark following management's decision to discontinue the use of the American Baby brand following its combination with the Fit Pregnancy brand.

National Media Operating Profit (Loss)

National media operations resulted in a $17.7 million loss in fiscal 2016 reflecting the $155.8 million non-cash impairment charges to reduce the carrying value of its goodwill and one of its trademarks. Absent the impairment charges, national media operating profit would have been $138.1 million, an increase of 13 percent from fiscal 2015. That increase is primarily due to incremental operating profit from acquisitions of $17.8 million more than offsetting a $4.2 million decline in MXM 's operating profit.

National media operating profit grew 8 percent in fiscal 2015. Operating profit from acquisitions of $17.9 million, improved operating results in our digital operations of $11.3 million, the lack of a $10.3 million intangible impairment charge as recorded in the prior year, and increased MXM operating profit of $4.0 million more than offset a decline of magazine operating results of $31.6 million.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three fiscal years were as follows:

Years ended June 30,	2016	Change	2015	Change	2014
(In millions)
Costs and expenses	$48.0	11%	$43.2	9%	$39.7
Impairment of goodwill and other long-lived assets	5.7	n/m	—	—	—
Merger termination fee net of merger-related costs	(43.5)	n/m	—	—	—
Unallocated corporate expenses	$10.2	(76)%	$43.2	9%	$39.7
n/m - Not meaningful

Unallocated corporate costs and expenses increased 11 percent as compared to the prior year primarily due to increases in performance-based incentive accruals of $2.9 million, consulting costs of $1.6 million, and other small increases in various expense categories.

During fiscal 2016, the Company's two corporate airplanes met the criteria to be classified as held for sale and as such were written down to their estimate fair value less costs to sell. This resulted in a $5.7 million impairment charge.

During fiscal 2016, the Company received $60.0 million of cash in conjunction with the termination of the Media General merger and incurred $16.5 million in merger-related expenses.

Unallocated corporate expenses increased 9 percent in fiscal 2015 compared with fiscal 2014. Increases in performance-based incentive accruals of $1.5 million, charitable contributions of $1.5 million, and other small increases in various expense categories were partially offset by a reduction in consulting costs of $2.4 million.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2016	Change	2015	Change	2014
(In millions)
Production, distribution, and editorial	$611.8	2%	$598.9	6%	$567.0
Selling, general, and administrative	730.1	5%	695.4	6%	655.3
Depreciation and amortization	59.1	5%	56.5	16%	48.7
Impairment of goodwill and other long-lived assets	161.5	n/m	1.3	(89)%	11.2
Merger termination fee net of merger-related costs	(43.5)	n/m	—	—	—
Operating expenses	$1,519.0	12%	$1,352.1	5%	$1,282.2
n/m - Not meaningful

Production, Distribution, and Editorial Costs
Fiscal 2016 production, distribution, and editorial costs increased 2 percent. The addition of expenses of acquired businesses of $31.0 million and increases in programming fees paid to affiliated networks of $9.7 million, more than offset declines in paper expenses of $7.4 million, non-payroll related editorial costs of $7.0 million, postage and other delivery costs of $5.5 million, and processing costs of $3.3 million.

Production, distribution, and editorial costs increased 6 percent in fiscal 2015. Additional expenses from acquired businesses of $61.9 million and increases in programming fees paid to the networks of $11.6 million were partially offset by a reduction in Ladies Home Journal expenses of $22.8 million and declines in paper expense of $8.4 million and editorial expenses of $4.0 million. In addition, MXM expenses declined $10.1 million primarily due to a change in product mix.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased 5 percent in fiscal 2016. The addition of expenses from acquired businesses of $43.0 million, increased performance-based incentive accruals of $6.3 million, and a pension settlement charge of $5.6 million more than offset declines in employee compensation costs of $12.8 million, lower severance and related benefit accruals of $4.9 million, and a $3.1 million reduction in previously accrued restructuring accruals.

Fiscal 2015 selling, general, and administrative expenses increased 6 percent. The addition of acquisition expenses of $64.9 million, increases in performance-based incentive accruals of $6.0 million, and increases in charitable contributions of $1.5 million more than offset a reduction in Ladies Home Journal expenses of $25.3 million and a decline in circulation expenses of $9.2 million. MXM expenses increased $5.4 million primarily due to a change in product mix.

Depreciation and Amortization
Depreciation and amortization expense increased 5 percent in fiscal 2016 due primarily to increased depreciation and amortization from acquisitions of $4.9 million partially offset by certain intangible assets related to prior acquisitions becoming fully amortized.

Depreciation and amortization expense increased 16 percent in fiscal 2015 primarily due to depreciation and amortization from acquisitions of $12.0 million. Partially offsetting this increase, certain intangible assets related to acquisitions in fiscal 2012 became fully amortized in the prior year or current year resulting in $2.9 million less amortization expense in fiscal 2015.

Impairment of Goodwill and Other Long-lived Assets
During the fourth quarter of fiscal 2016, the national media segment recorded a pre-tax, non-cash impairment charge of $116.9 million to reduce the carrying value of goodwill related to MXM's operations and a pre-tax, non-cash impairment charge of $38.9 million related to its American Baby trademark. In addition, during the fourth quarter of fiscal 2016, the Company's two corporate airplanes met the criteria to be classified as held for sale and as such were written down to their estimate fair value less costs to sell. This resulted in an impairment charge of $5.7 million.

Merger Termination Fee Net of Merger-related Costs
Merger termination fee net of merger-related costs for fiscal 2016 includes $60.0 million received in exchange for terminating the Media General merger agreement reduced by $16.5 million in merger-related expenses.

Operating Expenses
Employee compensation including benefits was the largest component of our operating expenses in fiscal 2016. Employee compensation represented 31 percent of total operating expenses in fiscal 2016, compared to 34 percent in fiscal 2015, and 33 percent in fiscal 2014. National media paper, production, and postage combined expense was the second largest component of our operating costs in fiscal 2016, representing 18 percent of the total. In fiscal 2015, these expenses represented 20 percent and in fiscal 2014, they were 23 percent. In fiscal 2016, the impairment of goodwill and other long-lived assets was the third largest component representing 11 percent of total fiscal 2016 operating expenses. Absent the impairment charges, employee compensation including benefits represented 34 percent and national media paper, production, and postage combined expense represented 20 percent of total operating costs.

Income from Operations

Income from operations decreased 46 percent in fiscal 2016 primarily due to the non-cash impairment charges of $161.5 million described above, merger-related expenses of $16.5 million, lower operating profits before acquisitions in our local media segment of $16.4 million due primarily to the cyclical nature of political revenues, and a decline in MXM's operating results of $4.2 million. Partially offsetting these were the receipt of merger related fees of $60.0 million, incremental operating profit from acquisitions of $24.2 million, the reduction in the severance and benefits accrual of $4.9 million.

Income from operations rose 30 percent in fiscal 2015. The addition of acquisitions' operating profits of $49.0 million, higher operating profits in our local media segment of $15.5 million, improved operating results in our national media digital operations of $11.3 million, the lack an impairment charge of $10.3 million as recorded in fiscal 2014, and increased MXM operating profits of $4.0 million were partially offset by declines in the operating results of our magazine operations of $31.6 million.

Net Interest Expense

Net interest expense was $20.4 million in fiscal 2016, $19.4 million in fiscal 2015, and $12.2 million in fiscal 2014. Average long-term debt outstanding was $766.4 million in fiscal 2016, $780.3 million in fiscal 2015, and $428.8 million in fiscal 2014. The Company's approximate weighted average interest rate was 2.7 percent in fiscal 2016, 2.5 percent in fiscal 2015, and 2.7 percent in fiscal 2014. The fiscal 2016 and fiscal 2015 weighted average rates includes the effects of derivative financial instruments.

Income Taxes

The Company's effective tax rate was 69.2 percent in fiscal 2016, 38.6 percent in fiscal 2015, and 34.9 percent in fiscal 2014. In fiscal 2016, the Company recorded an impairment of goodwill of $116.9 million, of which approximately 20 percent was deductible for income tax purposes. The fiscal 2015 effective tax rate was higher than the fiscal 2014 rate because the fiscal 2014 rate reflected tax benefits realized due to expiring federal and state statutes of limitations and federal tax benefits from the restructuring of Meredith's international operations.

Net Earnings and Earnings per Share

Net earnings were $33.9 million ($0.75 per diluted share) in fiscal 2016, down 75 percent from $136.8 million ($3.02 per diluted share) in fiscal 2015. The decrease in net earnings was primarily due to the impairment charges and other changes in income from operations as discussed above and a higher effective tax rate due to the limited tax deductibility of the goodwill impairment. Both average basic and diluted shares outstanding increased slightly.

Net earnings were $136.8 million ($3.02 per diluted share) in fiscal 2015, up 20 percent from $113.5 million ($2.50 per diluted share) in fiscal 2014. The increase in net earnings was primarily due to the growth in income from operations as discussed above, reduced by increased interest expense and higher taxes. Both average basic and diluted shares outstanding decreased slightly.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2016	2015	2014
(In millions)
Cash flows from operating activities	$226.6	$192.3	$178.1
Cash flows from investing activities	(31.5)	(206.8)	(442.3)
Cash flows from financing activities	(193.0)	0.7	273.1
Net cash flows	$2.1	$(13.8)	$8.9
Cash and cash equivalents	$25.0	$22.8	$36.6
Long-term debt (including current portion)	695.0	795.0	715.0
Shareholders' equity	889.0	951.9	891.7
Debt to total capitalization	44%	46%	45%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. Our core businesses—television broadcasting and magazine advertising—have been strong cash generators. Despite the introduction of many new technologies, we believe these businesses will continue to have strong market appeal for the foreseeable future. As is true in any business, changes in the level of demand for magazine and television advertising or other products as well as changes in costs can have a significant effect on operating results and cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt, and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2016, we had up to $160.0 million available under our revolving credit facility and up to $20.0 million available under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $2.1 million in fiscal 2016; they decreased $13.8 million in fiscal 2015 and increased $8.9 million in fiscal 2014. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, dividends, stock repurchases, and capital investments.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Advertising accounted for more than 50 percent of total revenues in each of the past three fiscal years. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as retransmission consent fees, customer relationship marketing, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, network programming fees, employee benefits (including pension plans), broadcasting programming rights, and other services and supplies.

Cash provided by operating activities totaled $226.6 million in fiscal 2016 compared with $192.3 million in fiscal 2015. The increase in cash provided by operating activities is primarily due to increased net earnings (excluding the impact of non-cash impairment charges). The increase in net earnings reflects the merger termination fee less merger-related expenses and associated taxes.

Cash provided by operating activities totaled $192.3 million in fiscal 2015 compared with $178.1 million in fiscal 2014. The change is primarily due to increased net earnings and an increase in deferred income taxes.

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. During fiscal 2016 and fiscal 2015, we made a $5.0 million contribution in each fiscal year. We made no contributions in fiscal 2014. We do not anticipate a required contribution in fiscal 2017.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities decreased to $31.5 million in fiscal 2016 from $206.8 million in fiscal 2015 primarily due to fewer acquisitions of businesses in the current year.

Net cash used in investing activities was $206.8 million in fiscal 2015 compared to $442.3 million in fiscal 2014 as less cash was used in fiscal 2015 related to the acquisitions. In addition, Meredith received proceeds from the sale of assets in fiscal 2015. No such sales occurred in fiscal 2014.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, and the payment of dividends.

Net cash used in financing activities totaled $193.0 million in fiscal 2016, compared with net cash provided by financing activities of $0.7 million in the prior year. The change in cash flows from financing activities is primarily due to a net $100.0 million of debt being paid down in the current year compared to a net $80.0 million of debt being issued in the prior year.

Net cash provided by financing activities totaled $0.7 million in fiscal 2015, compared with $273.1 million in fiscal 2014. The change in cash from financing activities is primarily due to net debt proceeds of $80.0 million in fiscal 2015 compared to net debt proceeds $365.0 million in fiscal 2014. The debt incurred in both fiscal 2015 and fiscal 2014 was used primarily to fund acquisitions.

Long-term Debt

At June 30, 2016, long-term debt outstanding totaled $695.0 million ($225.0 million under a term loan, $250.0 million in floating-rate unsecured senior notes, $100.0 million in fixed-rate unsecured senior notes, $80.0 million under an asset-backed bank facility, and $40.0 million outstanding under a revolving credit facility).

During fiscal 2015, the Company entered into interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.45 percent on the swap maturing in August 2018, 0.65 percent on the swap maturing in March 2019, and 0.69 percent on the swaps maturing in August 2019 as of June 30, 2016) on the $300.0 million notional amount of indebtedness.

The revolving credit facility has a capacity of up to $200.0 million. Both the revolving credit facility and the term loan have a five-year term which will expire in March 2019. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. As of June 30, 2016, the weighted average interest rate was 2.13 percent for the revolving credit facility and term loan, after taking into account the effect of outstanding interest rate swap agreements. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At June 30, 2016, $225.0 million was outstanding under the term loan and $40.0 million was outstanding under the revolver. Of the term loan, $25.0 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

The floating-rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating-rate unsecured senior notes was 3.26 percent at June 30, 2016, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating-rate unsecured senior notes was 3.03 percent at June 30, 2016, after taking into account the effect of the outstanding interest rate swap agreement. None of the floating-rate senior notes are due in the next 12 months.

Of the fixed-rate unsecured senior notes, $50.0 million is due in the next 12 months. We expect to repay the senior notes with cash from operations and credit available under existing credit agreements. The fixed-rate senior notes are repayable in amounts of $50.0 million and are due on March 1, 2017, and March 1, 2018. The fixed-rate senior notes carry an interest rate of 3.04 percent.

In connection with the asset-backed bank facility, we entered into a revolving agreement. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2016, $169.5 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate, 3.50 percent at June 30, 2016, from Meredith Funding Corporation. As of June 30, 2016, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. The interest rate was 1.35 percent as of June 30, 2016. In October 2015, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility will expire in October 2017.

We believe our debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2016, is as follows:

	Required at June 30, 2015	Actual at June 30, 2016
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	2.32
Ratio of EBITDA[1] to interest expense	Greater than 2.75	14.85
1 EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other financial covenants at June 30, 2016.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2016:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Long-term debt	$695.0	$75.0	$370.0	$—	$250.0
Debt interest [1]	73.2	15.6	24.3	15.8	17.5
Broadcast rights and network programming [2]	284.2	112.2	128.0	42.6	1.4
Contingent consideration [3]	62.5	5.0	56.5	1.0	—
Operating leases	126.9	16.5	28.5	27.5	54.4
Purchase obligations and other [4]	33.3	15.8	10.2	3.5	3.8
Total contractual cash obligations	$1,275.1	$240.1	$617.5	$90.4	$327.1

1
Debt interest represents semi-annual interest payments due on fixed-rate senior notes outstanding at June 30, 2016 and estimated interest payments on variable-rate term loan and variable-rate private placement senior notes outstanding at June 30, 2016. Interest payments on variable-rate debt is estimated using the effective interest rate including projected payments related to interest rate swaps as of June 30, 2016.

2
Commitments for broadcasting rights and network programming consist of future rights to broadcast television programming and future programming costs pursuant to network affiliate agreements. Broadcast rights include $33.0 million owed for broadcast rights that are not currently available for airing and are therefore not included in the Consolidated Balance Sheet at June 30, 2016.

3
While it is not certain if or when these contingent acquisition payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

4	Purchase obligations and other includes expected postretirement benefit payments.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2016, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $46.6 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 7 to the Consolidated Financial Statements for further discussion of income taxes.

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

Share Repurchase Program

We have maintained a program of Company share repurchases for 28 years. In fiscal 2016, we spent $31.1 million to repurchase an aggregate of 650,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $46.8 million to repurchase an aggregate of 924,000 shares in fiscal 2015 and $78.2 million to repurchase an aggregate of 1,640,000 shares in fiscal 2014. We expect to continue repurchasing shares from time to time subject to market conditions. In May 2014, the Board of Directors authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions. As of June 30, 2016, $84.0 million remained available under the current authorizations for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2016.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend annually for 23 consecutive years. The last increase occurred in February 2016 when the Board of Directors approved the quarterly dividend of 49.50 cents per share effective with the dividend payable in March 2016. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $6.7 million annually. Dividend payments totaled $86.1 million, or $1.905 per share, in fiscal 2016 compared with $80.0 million, or $1.780 per share, in fiscal 2015, and $75.4 million, or $1.680 per share, in fiscal 2014.

Capital Expenditures

Spending for property, plant, and equipment totaled $25.0 million in fiscal 2016, $33.2 million in fiscal 2015, and $24.8 million in fiscal 2014. Spending for all fiscal years primarily related to assets acquired in the normal course of business. The Company has no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

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

GOODWILL AND INTANGIBLE ASSETS

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At June 30, 2016, goodwill and intangible assets totaled $1.8 billion, or 68 percent of Meredith's total assets, with $1.0 billion in the national media segment and $0.8 billion in the local media segment. The impairment analysis of these assets is considered critical because of their significance to the Company and our local media and national media segments.

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

As of May 31, 2016, the date that management last performed our annual review of impairment of goodwill and intangible assets, there were no qualitative factors that indicated that a quantitative impairment analysis was needed for the local media reporting unit. At May 31, 2016, management elected to perform the quantitative goodwill impairment test for the magazine brands reporting unit. The first step of this test is to compare the fair value of a reporting unit to its carrying value. In reviewing other indefinite-lived intangible assets for impairment, the Company compares the fair value of the asset to the asset’s carrying value. The fair value of the magazine brands reporting unit exceeded its net assets by approximately 20 percent.

In the fourth quarter of fiscal 2016, the Company determined that triggering events, including reduced operating and cash flow forecasts, required us to perform an evaluation of goodwill for the MXM reporting unit for impairment. Due to the timing of the triggering events, this testing was performed in conjunction with the Company's annual impairment testing as of May 31, 2016. This evaluation resulted in the carrying value of MXM's goodwill having a carrying value that exceeded its estimate fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $116.9 million to reduce the carrying value of MXM's goodwill.

During the fourth quarter of fiscal 2016, the Company recorded a non-cash impairment charge of $38.9 million on the national media segment's American Baby trademark. Management determined that this trademark was fully impaired as part of management's decision to discontinue the use of the American Baby brand following its combination with the Fit Pregnancy brand.

See Note 4 to the consolidated financial statements for additional information.

BROADCAST RIGHTS

Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $8.8 million were included in the Consolidated Balance Sheet at June 30, 2016. In addition, we had entered into contracts valued at $33.0 million not included in the Consolidated Balance Sheet at June 30, 2016, because the related programming was not yet available for airing.

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

Meredith will use a long-term rate of return on assets of 8.0 percent in developing fiscal 2017 pension costs, the same as used in fiscal 2016. The fiscal 2016 rate was based on various factors that include but are not limited to the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets earned 1.0 percent in fiscal 2016 and 2.7 percent in fiscal 2015. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2016, our pension expense would have increased by $0.6 million.

Meredith will use a discount rate of 2.98 percent in developing the fiscal 2017 pension costs, down from a rate of 3.75 percent used in fiscal 2016. If we had decreased the discount rate by 0.5 percent in fiscal 2016, our pension expense would have increased by $0.6 million.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have resulted in an increase of $0.5 million in the postretirement benefit obligation at June 30, 2016, and no increase in the aggregate service and interest cost components of fiscal 2016 expense.

REVENUE RECOGNITION

Revenues from the newsstand sale of magazines are recorded net of our best estimate of expected product returns. Net revenues from newsstand sales totaled 4 percent of fiscal 2016 national media segment revenues. Allowances for returns are subject to considerable variability. Return allowances may exceed 65 percent for magazines sold on the newsstand. Estimation of these allowances for future returns is considered critical to the national media segment and the Company as a whole because of the potential impact on revenues.

Estimates of magazine newsstand returns are based on historical experience and current marketplace conditions. Allowances for returns are adjusted continually on the basis of actual results. Unexpected changes in return levels may result in adjustments to net revenues.

SHARE-BASED COMPENSATION EXPENSE

Meredith has a stock incentive plan that permits us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under the plan are stock options and restricted stock units. Share-based compensation expense totaled $12.8 million in fiscal 2016. As of June 30, 2016, unearned compensation cost was $4.7 million for restricted stock units, $2.6 million for stock options, and $0.5 million for restricted stock. These costs will be recognized over weighted average periods of 1.7 years, 1.6 years, and 0.9 years, respectively.

Restricted shares and units are valued at the market value of traded shares on the date of grant. The valuation of stock options requires numerous assumptions. We determine the fair value of each option as of the date of grant using the Black-Scholes option-pricing model. This model requires inputs for the expected volatility of our stock price, expected life of the option, and expected dividend yield, among others. We base our assumptions on historical data, expected market conditions, and other factors. In some instances, a range of assumptions is used to reflect differences in behavior among various groups of employees. In addition, we estimate the number of options and restricted stock units expected to eventually vest. This is based primarily on past experience.

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

INCOME TAXES

Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 69.2 percent of earnings before income taxes in fiscal 2016. Net deferred tax liabilities totaled $336.3 million, or 19 percent of total liabilities, at June 30, 2016.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

ADOPTED OR PENDING ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements in fiscal 2016 or fiscal 2017. See Note 1 to the consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in fiscal 2016 or will be effective in future fiscal years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2015.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2016, Meredith had $100.0 million outstanding in fixed-rate, long-term debt. In addition, Meredith has effectively converted the $250.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $100.8 million from $100.5 million at June 30, 2016.

At June 30, 2016, $595.0 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on the portion of this debt that is not hedged by interest rate swaps. A 10 percent increase in interest rates would increase annual interest expense by $0.5 million.

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

Broadcast Rights Payable

The Company enters into broadcast rights contracts for our television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2016, a 10 percent decrease in interest rates would have resulted in a $0.2 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, Schedule II-Valuation and Qualifying Accounts. We also have audited the Company's internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A (Controls and Procedures). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Des Moines, Iowa
August 26, 2016

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

/s/ Joseph Ceryanec

Joseph Ceryanec
Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2016	2015
(In thousands)
Current assets
Cash and cash equivalents		$24,970	$22,833
Accounts receivable (net of allowances of $8,331 in 2016 and $8,495 in 2015)		273,927	284,646
Inventories		20,678	24,681
Current portion of subscription acquisition costs		133,338	122,350
Current portion of broadcast rights		4,220	4,516
Other current assets		24,023	23,505
Total current assets		481,156	482,531
Property, plant, and equipment
Land		24,697	24,858
Buildings and improvements		149,950	151,320
Machinery and equipment		332,314	324,185
Leasehold improvements		14,317	14,284
Construction in progress		8,774	12,975
Total property, plant, and equipment		530,052	527,622
Less accumulated depreciation		(339,099)	(313,886)
Net property, plant, and equipment		190,953	213,736
Subscription acquisition costs		95,960	103,842
Broadcast rights		4,565	1,795
Other assets		58,645	67,750
Intangible assets, net		913,877	972,382
Goodwill		883,129	1,001,246
Total assets		$2,628,285	$2,843,282

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities and Shareholders' Equity	June 30,	2016	2015
(In thousands except per share data)
Current liabilities
Current portion of long-term debt		$75,000	$62,500
Current portion of long-term broadcast rights payable		4,649	4,776
Accounts payable		82,107	93,944
Accrued expenses
Compensation and benefits		71,135	71,233
Distribution expenses		10,779	13,056
Other taxes and expenses		34,863	79,366
Total accrued expenses		116,777	163,655
Current portion of unearned subscription revenues		199,359	206,126
Total current liabilities		477,892	531,001
Long-term debt		620,000	732,500
Long-term broadcast rights payable		5,524	2,998
Unearned subscription revenues		128,534	151,221
Deferred income taxes		336,346	311,645
Other noncurrent liabilities		170,946	162,067
Total liabilities		1,739,242	1,891,432
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000 shares; none issued		—	—
Common stock, par value $1 per share
Authorized 80,000 shares; issued and outstanding 39,272 shares in 2016 (excluding 24,607 treasury shares) and 37,657 shares in 2015 (excluding 24,451 treasury shares)		39,272	37,657
Class B stock, par value $1 per share, convertible to common stock
Authorized 15,000 shares; issued and outstanding 5,284 shares in 2016 and 6,963 shares in 2015		5,284	6,963
Additional paid-in capital		54,282	49,019
Retained earnings		818,706	870,859
Accumulated other comprehensive loss		(28,501)	(12,648)
Total shareholders' equity		889,043	951,850
Total liabilities and shareholders' equity		$2,628,285	$2,843,282

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings

Years ended June 30,	2016	2015	2014
(In thousands except per share data)
Revenues
Advertising	$914,202	$896,548	$778,391
Circulation	328,599	313,685	327,214
All other	406,827	383,943	363,103
Total revenues	1,649,628	1,594,176	1,468,708
Operating expenses
Production, distribution, and editorial	611,872	598,941	567,024
Selling, general, and administrative	730,074	695,319	655,241
Depreciation and amortization	59,152	56,546	48,726
Impairment of goodwill and other long-lived assets	161,462	1,258	11,202
Merger termination fee net of merger-related costs	(43,541)	—	—
Total operating expenses	1,519,019	1,352,064	1,282,193
Income from operations	130,609	242,112	186,515
Interest expense, net	(20,402)	(19,352)	(12,176)
Earnings before income taxes	110,207	222,760	174,339
Income taxes	(76,270)	(85,969)	(60,798)
Net earnings	$33,937	$136,791	$113,541

Basic earnings per share	$0.76	$3.07	$2.54
Basic average shares outstanding	44,606	44,522	44,636

Diluted earnings per share	$0.75	$3.02	$2.50
Diluted average shares outstanding	45,357	45,323	45,410

Dividends paid per share	$1.905	$1.780	$1.680

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

Years ended June 30,	2016	2015	2014
(In thousands)
Net earnings	$33,937	$136,791	$113,541
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	(12,752)	(2,591)	7,583
Unrealized loss on interest rate swaps	(3,101)	(1,299)	—
Other comprehensive income (loss), net of income taxes	(15,853)	(3,890)	7,583
Comprehensive income	$18,084	$132,901	$121,124

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2013	$36,242	$8,324	$50,170	$775,901	$(16,341)	$854,296
Net earnings	—	—	—	113,541	—	113,541
Other comprehensive income, net of tax	—	—	—	—	7,583	7,583
Stock issued under various incentive plans, net of forfeitures	1,550	—	57,335	—	—	58,885
Purchases of Company stock	(1,639)	(1)	(76,586)	—	—	(78,226)
Share-based compensation	—	—	12,224	—	—	12,224
Conversion of class B to common stock	623	(623)	—	—	—	—
Dividends paid, $1.680 per share
Common stock	—	—	—	(61,949)	—	(61,949)
Class B stock	—	—	—	(13,443)	—	(13,443)
Tax deficiency from incentive plans	—	—	(1,259)	—	—	(1,259)
Balance at June 30, 2014	36,776	7,700	41,884	814,050	(8,758)	891,652
Net earnings	—	—	—	136,791	—	136,791
Other comprehensive loss, net of tax	—	—	—	—	(3,890)	(3,890)
Stock issued under various incentive plans, net of forfeitures	1,069	—	40,182	—	—	41,251
Purchases of Company stock	(924)	(1)	(45,839)	—	—	(46,764)
Share-based compensation	—	—	12,515	—	—	12,515
Conversion of class B to common stock	736	(736)	—	—	—	—
Dividends paid, $1.780 per share
Common stock	—	—	—	(67,276)	—	(67,276)
Class B stock	—	—	—	(12,706)	—	(12,706)
Tax benefit from incentive plans	—	—	277	—	—	277
Balance at June 30, 2015	37,657	6,963	49,019	870,859	(12,648)	951,850
Net earnings				33,937	—	33,937
Other comprehensive loss, net of tax	—	—	—	—	(15,853)	(15,853)
Stock issued under various incentive plans, net of forfeitures	587	—	20,292	—	—	20,879
Purchases of Company stock	(648)	(3)	(30,429)	—	—	(31,080)
Share-based compensation	—	—	12,757	—	—	12,757
Conversion of class B to common stock	1,676	(1,676)	—	—	—	—
Dividends paid, $1.905 per share
Common stock	—	—	—	(72,874)	—	(72,874)
Class B stock	—	—	—	(13,216)	—	(13,216)
Tax benefit from incentive plans	—	—	2,643	—	—	2,643
Balance at June 30, 2016	$39,272	$5,284	$54,282	$818,706	$(28,501)	$889,043

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2016	2015	2014
(In thousands)
Cash flows from operating activities
Net earnings	$33,937	$136,791	$113,541
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	39,430	38,918	35,627
Amortization	19,722	17,628	13,099
Share-based compensation	12,757	12,515	12,224
Deferred income taxes	9,094	47,220	25,178
Amortization of broadcast rights	16,735	16,576	8,785
Payments for broadcast rights	(16,865)	(16,364)	(10,332)
Write-down of impaired assets	161,997	3,142	11,447
Fair value adjustment to contingent consideration	(4,104)	(1,500)	(5,700)
Excess tax benefits from share-based payments	(4,241)	(6,471)	(4,855)
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	10,718	(18,991)	(2,430)
Inventories	3,468	(1,013)	4,133
Other current assets	(518)	(6,501)	2,100
Subscription acquisition costs	(3,106)	(27,766)	(1,011)
Other assets	4,906	(391)	5,620
Accounts payable	(11,892)	10,040	1,598
Accrued expenses and other liabilities	(16,638)	13,866	4,208
Unearned subscription revenues	(31,272)	(19,093)	(30,013)
Other noncurrent liabilities	2,469	(6,259)	(5,129)
Net cash provided by operating activities	226,597	192,347	178,090
Cash flows from investing activities
Acquisitions of and investments in businesses	(8,186)	(257,030)	(417,461)
Additions to property, plant, and equipment	(25,035)	(33,245)	(24,822)
Proceeds from disposition of assets	1,767	83,434	—
Net cash used in investing activities	(31,454)	(206,841)	(442,283)
Cash flows from financing activities
Proceeds from issuance of long-term debt	167,500	470,000	666,000
Repayments of long-term debt	(267,500)	(390,000)	(301,000)
Dividends paid	(86,090)	(79,982)	(75,392)
Purchases of Company stock	(31,080)	(46,764)	(78,226)
Proceeds from common stock issued	20,879	41,251	58,885
Excess tax benefits from share-based payments	4,241	6,471	4,855
Other	(956)	(236)	(2,016)
Net cash provided by (used in) financing activities	(193,006)	740	273,106
Net increase (decrease) in cash and cash equivalents	2,137	(13,754)	8,913
Cash and cash equivalents at beginning of year	22,833	36,587	27,674
Cash and cash equivalents at end of year	$24,970	$22,833	$36,587

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2016	2015	2014
(In thousands)
Supplemental disclosures of cash flow information
Cash paid
Interest	$20,235	$19,111	$11,271
Income taxes	72,979	40,419	34,957
Non-cash transactions
Broadcast rights financed by contracts payable	19,264	15,300	9,985

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

Reclassifications—Certain prior years' amounts related to impairments of long-lived assets have been reclassified to conform to the current year's Consolidated Statements of Earnings presentation.

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

Subscription Acquisition Costs—Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $5.5 million at June 30, 2016 and $5.9 million at June 30, 2015. There were no material write-downs of capitalized direct-response advertising costs in any of the fiscal years in the three-year period ended June 30, 2016.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $39.4 million in fiscal 2016, $38.9 million in fiscal 2015, and $35.6 million in fiscal 2014.

In fiscal 2016, management committed to a plan to sell the Company's two corporate airplanes and has classified them as held for sale at June 30, 2016. The $2.8 million estimated fair value at June 30, 2016, of these airplanes is included in the machinery and equipment line in the Consolidated Balance Sheets. These assets are being actively marketed and are expected to be sold within one year. A loss of $5.7 million was recorded in the impairment of goodwill and other long-lived assets line in the Consolidated Statements of Earnings in fiscal 2016 as the result of the assets being recorded at fair market value less costs to sell in the Consolidated Balance Sheets.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and as a liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value, and are generally charged to operations on an accelerated basis over the contract period. Impairments of unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the accompanying Consolidated Statements of Earnings. There were no material impairments to unamortized costs in fiscals 2016, 2015, or 2014. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Intangible Assets and Goodwill—Amortizable intangible assets consist primarily of network affiliation agreements, retransmission agreements, and advertiser relationships. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Network affiliation agreements are amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions (generally 25 to 40 years from the original acquisition date). Other intangible assets are amortized over their estimated useful lives, ranging from 1 to 10 years.

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

At May 31, 2016, the date the Company last performed our annual evaluation of impairment of goodwill, management elected to perform the quantitative goodwill impairment test for the magazine brands and MXM reporting units, and a qualitative assessment for the local media reporting unit. The first step of the quantitative test is to compare the fair value of a reporting unit to its carrying value. In reviewing other indefinite-lived intangible assets for impairment, the Company compares the fair value of the asset to the asset’s carrying value. In the qualitative assessment, we evaluate the reporting unit to determine if there are cost, legal and regulatory, market or industry, or other macroeconomic factors that would lead us to believe that the carrying value of reporting unit is more likely than not more than its fair value.
Fair value is determined using a discounted cash flow model, which requires us to estimate the future cash flows expected to be generated by the reporting unit or to result from the use of the asset. These estimates include assumptions about future revenues (including projections of overall market growth and our share of market), estimated costs, and appropriate discount rates where applicable. Our assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both our short-term financial forecasts and long-term strategic plans. Depending on the assumptions and estimates used, future cash flow projections can vary within a range of outcomes. Changes in key assumptions about the magazine brands and MXM and their prospects or changes in market conditions could result in an impairment charge.

Additional information regarding intangible assets and goodwill including a discussion of the impairment charges taken in fiscal 2016 and fiscal 2014 on goodwill and trademarks is provided in Note 4.

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

Derivative Financial Instruments—Meredith does not engage in derivative or hedging activities, except to hedge interest rate risk on debt as described in Note 6. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable rate debt, which can impact our earnings and cash flows. In fiscal 2015, we entered into interest rate swap agreements with counterparties that are major financial institutions. These agreements effectively fix the variable rate cash flow on $300.0 million of a combination of our variable-rate private placement senior notes and bank term loan. We designated and accounted for the interest rate swaps as cash flow hedges in accordance with Accounting Standards Codification 815, Derivatives and Hedging. The effective portion of the change in the fair value of interest rate swaps is reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) is subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affects net earnings. The ineffective portion of a change in fair value of the interest rate swaps would be reported in interest expense. During fiscal 2016, the interest rate swap agreements were considered effective hedges and there were no material gains or losses recognized in earnings for hedge ineffectiveness.

Revenue Recognition—The Company's primary source of revenue is advertising. Other sources include circulation and other revenues.

Advertising revenues—Advertising revenues are recognized when advertisements are published (defined as an issue's on-sale date) or aired by the broadcasting station, net of agency commissions and net of provisions for estimated rebates, rate adjustments, and discounts. Barter revenues are included in advertising revenue and are also recognized when the commercials are broadcast. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising surrendered, as determined by similar cash transactions. Barter advertising revenues were not material in any period. Digital advertising revenues are recognized ratably over the contract period or as services are delivered.

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

Advertising Expenses—The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings were $72.6 million in fiscal 2016, $75.8 million in fiscal 2015, and $79.5 million in fiscal 2014.

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

Pensions and Postretirement Benefits Other Than Pensions—Retirement benefits are provided to employees through pension plans sponsored by the Company. Pension benefits generally are based on the Company's contributions and interest credits allocated to participants' accounts based on years of benefit service and annual pensionable earnings. It is the Company's policy to fund the qualified pension plans to at least the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is the Company's policy to fund postretirement benefits as claims are paid. Additional information is provided in Note 8.

Comprehensive Income—Comprehensive income consists of net earnings and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net earnings. Other comprehensive income (loss) includes changes in prior service costs and net actuarial losses from pension and postretirement benefit plans, net of taxes, and changes in the fair value of interest rate swap agreements, net of taxes, to the extent that they are effective.

Earnings Per Share—Basic earnings per share is calculated by dividing net earnings by the weighted average common and Class B shares outstanding. Diluted earnings per share is calculated similarly but includes the dilutive effect, if any, of the assumed exercise of securities, including the effect of shares issuable under the Company's share-based incentive plans.

Merger Termination—In January 2016, the Company and Media General, Inc. (Media General) terminated their merger agreement under which the companies would have combined to form Meredith Media General. In exchange for terminating the merger agreement, the Company received $60.0 million in cash and an opportunity to negotiate for the purchase of certain broadcast and digital assets owned by Media General. The $60.0 million has been included as a credit in the merger termination fee net of merger-related costs line in the Consolidated Statements of Earnings. The Company incurred $16.5 million of investment banking, legal, accounting, and other professional fees and expenses in fiscal 2016 related to the terminated merger. These costs are also included in the merger termination fee net of merger-related costs line in the Consolidated Statements of Earnings.

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

In November 2015, the FASB issued guidance simplifying the presentation of deferred tax assets and deferred tax liabilities. The new guidance no longer requires the presentation of current deferred tax assets and deferred tax liabilities on a classified balance sheet, rather requiring all to be presented as non-current. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company prospectively adopted this guidance in the second quarter of fiscal 2016. As required by the guidance, all deferred tax assets and liabilities are classified as non-current in our Consolidated Balance Sheet as of June 30, 2016, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. The June 30, 2015, Consolidated Balance Sheet has not been retrospectively adjusted. The adoption of this guidance did not have an impact on our results of operations or cash flows.

Pending Accounting Pronouncements—In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The new guidance requires a company to recognize revenue for the transfer of promised goods or services equal to the amount it expects to receive in exchange for those goods or services. Additionally, the guidance requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. This guidance will be effective for the Company in the first quarter of fiscal 2019. Early application is not permitted and companies may choose either a full retrospective or cumulative effect method of adoption. The Company is evaluating the method of adoption and the impact the guidance will have on our results of operations and financial position. The FASB continues to issue amendments to further clarify provisions of this forthcoming guidance. These amendments will be effective upon adoption of the standard in the first quarter of fiscal 2019.

In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The new standard requires that debt issuance costs be recorded as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for the Company in the first quarter of fiscal 2017. The guidance is to be retrospectively applied to all prior periods. Adoption of the new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued guidance on the presentation of cloud computing arrangements that include a software license. The new guidance requires capitalization of the software license fee as internal-use software if certain criteria are met, otherwise the costs are expensed as incurred. The standard is effective for the Company in the first quarter of fiscal 2017. Companies can chose either prospective adoption to arrangements entered into or materially modified after the effective date, or full retrospective adoption. Adoption of the new guidance is not expected to have a material impact on the our consolidated financial statements.

In June 2015, the FASB issued an accounting standards update that made technical corrections to the FASB Accounting Standards Codification. These technical corrections are divided into four categories: amendments related to differences between original guidance and the codification, guidance clarification and reference corrections, minor structural changes to simplify the codification, and minor improvements that are not expected to have a significant impact on current accounting practice. The amendments are effective for the Company in the first quarter of fiscal 2017. All other changes are effective upon the issuance of the guidance. Adoption of the amendments is not expected to have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued guidance to improve and simplify accounting for financial instruments. The updated guidance includes several provisions that are not applicable to the Company's consolidated financial statements, with the exception of changes to fair value disclosure. Under the new guidance, public entities are no longer required to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the consolidated balance sheets. It also requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance is effective for the Company in the first quarter of fiscal 2019. The adoption of this guidance requires a change in our disclosures only and it is not expected to have impact on our results of operations or cash flows.

In February 2016, the FASB issued an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The standard is effective for the Company beginning July 1, 2019, with early application permitted. The Company is currently evaluating the effect the guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance simplifying the transition to the equity method of accounting. The new guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The new guidance is effective for the Company during the first quarter of fiscal 2018. The adoption of this guidance is currently not expected to have a material effect on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued a standard that replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss methodology. Under this standard, the establishment of an allowance for credit losses reflects all relevant information about past events, current conditions, and reasonable supportable forecasts rather than delaying the recognition of the full amount of a credit loss until the the loss is probable of occurring. The new standard applies to financial assets that are not accounted for at fair value, including trade receivables. A modified-retrospective implementation of this standard is effective in the Company's first quarter of fiscal 2021, with early adoption permitted in the first quarter of fiscal 2020. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

2.  Acquisitions

Fiscal 2015
During fiscal 2015, Meredith paid $257.0 million primarily for the acquisitions of the television station WGGB, the ABC affiliate in Springfield, Massachusetts; MyWedding LLC (Mywedding); the television station WALA, the FOX affiliate in Mobile, Alabama-Pensacola, Florida; Selectable Media, Inc. (Selectable Media); the Shape brand and related digital assets (collectively Shape); and the assets of Qponix, a shopper marketing platform technology.

On October 31, 2014, Meredith acquired WGGB. The results of WGGB's operations have been included in the consolidated financial statements since that date. The fair value of the consideration, including the purchase of working capital, totaled $52.6 million, which consisted of $49.3 million of cash and a preliminary estimate of $3.3 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on certain future regulatory actions. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 14. As of June 30, 2016, the Company estimates the future payments will range from $1.0 million to $4.0 million.

Effective November 1, 2014, Meredith completed its acquisition of Martha Stewart Living magazine and its related digital assets (collectively Martha Stewart Living Media Properties). In addition, Meredith entered into a 10‑year licensing arrangement with Martha Stewart Living Omnimedia (MSLO) for the licensing of the Martha Stewart Living trade name. The acquired business operations included sales and marketing, circulation, production, and other non-editorial functions. Meredith sourced editorial content from MSLO. During the second quarter of fiscal 2016, the provisional amount recorded to goodwill was increased $0.1 million. On December 22, 2015, Meredith entered into a new 10‑year licensing arrangement with Sequential Brands Group, Inc. This agreement replaced the October 2014 agreement with MSLO (which was acquired by Sequential Brands Group, Inc. in 2015). Under the new agreement, Meredith assumed the cross-platform editorial responsibilities for the Martha Stewart Living and Martha Stewart Weddings media brands and related digital assets. In conjunction with this new agreement, Meredith recognized $1.6 million of goodwill. The results of the Martha Stewart Living Media Properties have been included in the consolidated financial statements since the effective dates. There was no cash consideration exchanged in these transactions.

On November 13, 2014, Meredith acquired 100 percent of the membership interests in Mywedding. Mywedding operates mywedding.com, one of the top wedding websites in the U.S., providing couples with a complete wedding planning product suite. The results of Mywedding have been included in the consolidated financial statements since that date. The acquisition-date fair value of the consideration was $42.7 million, which consisted of $20.1 million of cash and a preliminary estimate of $22.6 million of contingent consideration. The contingent consideration arrangement requires the Company to pay a contingent payment based on certain financial targets achieved during fiscal 2018 primarily based on earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 14. As of June 30, 2016, the Company estimates the future payments will range from $11.4 million to $40.0 million.

On December 19, 2014, Meredith acquired WALA. The results of WALA's operations have been included in the consolidated financial statements since that date. The cash purchase price, including the purchase of working capital, was $90.4 million.

On December 30, 2014, Meredith acquired 100 percent of the outstanding stock of Selectable Media, a leading native and engagement-based digital advertising company. The results of Selectable Media have been included in the consolidated financial statements since that date. The acquisition-date fair value of the consideration totaled $30.2 million, which consisted of $23.0 million of cash and a preliminary estimate of $7.2 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on certain financial targets over three fiscal years primarily based on revenue, as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 14. As of June 30, 2016, the Company estimates the future payments will be $8.0 million. During fiscal 2016, the provisional amounts recorded to goodwill were decreased $2.9 million with a corresponding increase to deferred income taxes based on an updated valuation report and other fair value determinations.

Effective February 1, 2015, Meredith completed its acquisition of Shape. Shape is the women's active lifestyle category leader with content focusing on exercise, beauty, nutrition, health, fashion, wellness, and other lifestyle topics to help women lead a healthier, active lifestyle. The results of Shape have been included in the consolidated financial statements since the effective date. The acquisition-date fair value of the consideration totaled $87.4 million, which consisted of $60.0 million of cash and a preliminary estimate of $27.4 million of contingent consideration. The contingent consideration arrangement requires the Company to pay a contingent payment based on the achievement of certain financial targets over three fiscal years primarily based on operating profit, as defined in the acquisition agreement. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in Note 14. Although operating performance for the brand has been strong, revised projections in advertising revenue resulted in lower projected operating profit than anticipated at acquisition. Therefore, the Company recognized a non-cash credit to operations of $4.9 million in fiscal 2016, to reduce the estimated contingent consideration payable. This credit was recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings. As of June 30, 2016, the Company estimates the future payments will range from $18.9 million to $24.5 million.

On June 19, 2015, Meredith completed the acquisition of Qponix, a leading shopper marketing data platform technology (hereafter referred to as Meredith Shopper Marketing). The results of the business from these assets have been included in the consolidated financial statements since the date of acquisition. The acquisition-date fair value of the consideration totaled $2.3 million, which consisted of $1.5 million of cash and $0.8 million of contingent consideration. During fiscal 2016, the Company paid $0.8 million in contingent consideration, which was the maximum amount of contingent consideration that could be earned under the asset purchase agreement.

The following table summarizes the total estimated fair values of the assets acquired and liabilities assumed by segment during the year ended June 30, 2015:

(In thousands)	Local Media Acquisitions	National Media Acquisitions	Total
Accounts receivable	$5,162	$4,323	$9,485
Current portion of broadcast rights	1,582	—	1,582
Other current assets	133	1,036	1,169
Property, plant, and equipment	14,391	130	14,521
Other noncurrent assets	1,907	3,055	4,962
Intangible assets	107,476	70,350	177,826
Total identifiable assets acquired	130,651	78,894	209,545
Deferred subscription revenue	—	(51,428)	(51,428)
Current portion of broadcast rights	(1,582)	—	(1,582)
Other current liabilities	(1,378)	(6,808)	(8,186)
Long-term liabilities	(5,242)	(56,738)	(61,980)
Total liabilities assumed	(8,202)	(114,974)	(123,176)
Net identifiable assets acquired	122,449	(36,080)	86,369
Goodwill	17,320	140,701	158,021
Net assets acquired	$139,769	$104,621	$244,390

The following table provides details of the acquired intangible assets by acquisition:

(In thousands)	WGGB	Martha Stewart	Mywedding	WALA	Selectable Media	Shape	Meredith Shopper Marketing	Total
Intangible assets
subject to amortization
National media
Advertiser relationships	$—	$3,200	$1,600	$—	$2,250	$6,700	$—	$13,750
Customer lists	—	1,850	—	—	—	1,200	—	3,050
Other	—	—	—	—	2,450	700	1,200	4,350
Local media
Retransmission agreements	761	—	—	3,193	—	—	—	3,954
Other	70	—	—	121	—	—	—	191
Total	831	5,050	1,600	3,314	4,700	8,600	1,200	25,295
Intangible assets not
subject to amortization
National media
Trademarks	—	—	5,300	—	—	37,900	—	43,200
Internet domain names	—	—	—	—	—	6,000	—	6,000
Local media
FCC licenses	33,116	—	—	70,215	—	—	—	103,331
Total	33,116	—	5,300	70,215	—	43,900	—	152,531
Intangible assets	$33,947	$5,050	$6,900	$73,529	$4,700	$52,500	$1,200	$177,826

The useful life of the advertiser relationships ranges from three to four years, the customer lists' useful lives are two years, and other national media intangible assets' useful lives are five to seven years. The useful lives of the retransmission agreements are six years and local media other intangible assets' useful lives are one to three years.

For all acquisitions, goodwill is attributable primarily to expected synergies and the assembled workforces. Goodwill, with an assigned value of $136.4 million, is expected to be fully deductible for tax purposes.

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

Effective June 19, 2014, Meredith acquired KTVK and an interest in the assets of KASW, the CW affiliate in Phoenix, Arizona. The final cash purchase price was $223.4 million. The final cash purchase price was allocated as $167.4 million for KTVK and $56.0 million for the interest in KASW assets. As part of the FCC approval of the transaction, Meredith was required to sell its interest in the KASW assets. The sale of the Company's interest in the KASW assets was completed during fiscal 2015. The results of KTVK's operations have been included in the consolidated financial statements since the date of acquisition.

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

3.  Inventories

Inventories consist of paper stock, editorial content, and books. Of total net inventory values, 54 percent at June 30, 2016, and 52 percent at June 30, 2015, were determined using the LIFO method. LIFO inventory income included in the Consolidated Statements of Earnings was $0.7 million in fiscal 2016, $0.5 million in fiscal 2015, and $0.8 million in fiscal 2014.

June 30,	2016	2015
(In thousands)
Raw materials	$11,698	$13,900
Work in process	10,107	12,053
Finished goods	1,834	2,428
	23,639	28,381
Reserve for LIFO cost valuation	(2,961)	(3,700)
Inventories	$20,678	$24,681

4.  Intangible Assets and Goodwill

Intangible assets consist of the following:

June 30,	2016			2015
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$18,610	$(10,670)	$7,940	$20,879	$(7,660)	$13,219
Customer lists	5,230	(4,310)	920	9,120	(6,679)	2,441
Other	19,425	(8,685)	10,740	20,675	(7,361)	13,314
Local media
Network affiliation agreements	229,309	(135,789)	93,520	229,309	(129,362)	99,947
Retransmission agreements	21,229	(6,993)	14,236	21,229	(3,454)	17,775
Other	1,214	(419)	795	1,212	(126)	1,086
Total	$295,017	$(166,866)	128,151	$302,424	$(154,642)	147,782
Intangible assets not subject to amortization
National media
Internet domain names			7,827			7,827
Trademarks			153,215			192,089
Local media
FCC licenses			624,684			624,684
Total			785,726			824,600
Intangible assets, net			$913,877			$972,382

Amortization expense was $19.7 million in fiscal 2016, $17.6 million in fiscal 2015, and $13.1 million in fiscal 2014. Future amortization expense for intangible assets is expected to be as follows:  $18.0 million in fiscal 2017, $15.0 million in fiscal 2018, $12.5 million in fiscal 2019, $11.6 million in fiscal 2020, and $7.6 million in fiscal 2021. Actual future amortization expense could differ from these estimates as a result of future acquisitions, dispositions, and other factors.

During fiscal 2016, the Company recorded a non-cash impairment charge of $38.9 million on the national media segment's American Baby trademark. Management determined that this trademark was fully impaired as part of management's decision to discontinue the use of the American Baby brand following its combination with the Fit Pregnancy brand.

During fiscal 2014, the Company recorded a non-cash impairment charge of $10.3 million on national media intangible assets, including $9.5 million of trademarks and $0.8 million of customer lists. Management determined these intangible assets were fully impaired as part of management's commitment to performance improvement plans, including the conversion of Ladies' Home Journal from a subscription-based magazine to a quarterly newsstand special interest publication and the closure of Meredith's medical sales force training business.

The impairment charges are recorded in the impairment of goodwill and other long-lived assets line in the Consolidated Statements of Earnings.

Changes in the carrying amount of goodwill were as follows:

(In thousands)	National Media	Local Media	Total
Balance at June 30, 2014
Goodwill	$789,038	$51,823	$840,861
Accumulated impairment losses	—	—	—
	789,038	51,823	840,861
Acquisitions	143,433	16,952	160,385
Balance at June 30, 2015
Goodwill	932,471	68,775	1,001,246
Accumulated impairment losses	—	—	—
	932,471	68,775	1,001,246
Acquisitions	(1,168)	—	(1,168)
Impairment	(116,949)	—	(116,949)
	(118,117)	—	(118,117)
Balance at June 30, 2016
Goodwill	931,303	68,775	1,000,078
Accumulated impairment losses	(116,949)	—	(116,949)
	$814,354	$68,775	$883,129

During fiscal 2016, the Company performed a qualitative assessment of the local media reporting unit during its annual impairment review as of May 31, 2016, and concluded that it is not more likely than not that the fair value of the Company's local media reporting unit is less than its carrying amount. Therefore, the quantitative goodwill impairment test for the local media reporting unit was not necessary in fiscal 2016.

The national media segment is comprised of two reporting units, the magazine brands reporting unit, which has $759.4 million of goodwill, and the MXM reporting unit, which has $54.9 million of goodwill at June 30, 2016.

As of May 31, 2016, the fair value of the magazine brands reporting unit exceeded its net assets by approximately 20 percent. The fair value of the magazine brands reporting unit assumes a discount rate of 10 percent. Assumed revenue growth rates range from approximately flat to up 2.0 percent. The assumed terminal growth rate is 2.0 percent. These assumptions are contingent upon a stable economic environment, continuing strong consumer engagement, and a continuing shift to digital platforms. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in an estimated fair value that exceeds net assets by 5 percent. Holding other assumptions constant, a 100 basis point decrease in the terminal growth rate would result in an estimated fair value that exceeds net assets by 9 percent. Both of these scenarios individually indicate no impairment in the magazine brands reporting unit.

In the fourth quarter of fiscal 2016, the Company determined that triggering events, including reduced operating and cash flow forecasts, required us to perform an evaluation of goodwill for the MXM reporting unit for impairment. Due to the timing of the triggering events, this testing was performed in conjunction with the Company's annual impairment testing as of May 31, 2016. This evaluation indicated that the carrying value of MXM's goodwill exceeded its estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $116.9 million to reduce the carrying value of MXM's goodwill in the fourth quarter of fiscal 2016. The Company recorded an income tax benefit of $9.5 million related to this charge. This impairment charge is recorded in the impairment of goodwill and other long-lived assets line in the Consolidated Statements of Earnings.

Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2015 and 2014. No impairments were recorded as a result of those reviews.

5.  Restructuring Accrual

During fiscal 2016, management committed to several performance improvement plans that resulted in selected workforce reductions related primarily to business realignments from recent acquisitions and the closing of MORE magazine effective following the publication of the April 2016 issue. In connection with these plans, the Company recorded pre-tax restructuring charges of $10.3 million. The restructuring charges included severance and related benefit costs of $9.8 million related to the involuntary termination of employees which is recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings. The Company also wrote down related manuscript and art inventory by $0.5 million, which is recorded in the production, distribution, and editorial line of the Consolidated Statements of Earnings. The majority of severance costs are paid out over a 12-month period. These plans affected approximately 150 employees.

During fiscal 2015, management committed to several performance improvement plans related to business realignments resulting primarily from recent broadcast station acquisitions, recent digital business acquisitions, and other selected workforce reductions. In connection with these plans, the Company recorded pre-tax restructuring charges of $16.6 million. The restructuring charges included severance and related benefit costs of $14.7 million related to the involuntary termination of employees and other write-downs and accruals of $0.4 million, which are recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings. The Company also wrote down video production fixed assets that the Company abandoned for $1.2 million, which is recorded in the impairment of goodwill and other long-lived assets line of the Consolidated Statements of Earnings and manuscript and art inventory for $0.3 million, which is recorded in the production, distribution, and editorial line of the Consolidated Statements of Earnings. The majority of severance costs have been paid out. These plans affected approximately 275 employees.

In fiscal 2014, management committed to several performance improvement plans related primarily to business realignments including converting Ladies' Home Journal from a monthly subscription magazine to a newsstand only quarterly special interest publication, business realignments from recent broadcast station acquisitions, the closing of our medical sales force training business, and other selected workforce reductions. In connection with these plans, the Company recorded pre-tax restructuring charges of $24.5 million. The restructuring charges includes severance and related benefit costs of $11.9 million related to the involuntary termination of employees and other write-downs and accruals of $1.2 million, which are recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings. The Company also wrote down intangible assets by $10.3 million (see Note 4) and fixed assets of $0.9 million, which are recorded in the impairment of goodwill and other long-lived assets line of the Consolidated Statements of Earnings, and manuscript and art inventory by $0.2 million, which is recorded in the production, distribution, and editorial line of the Consolidated Statements of Earnings. The majority of severance costs have been paid out. These plans affected approximately 175 employees.

During the years ended June 30, 2016, 2015, and 2014, the Company recorded reversals of $3.2 million, $0.1 million, $1.4 million, respectively, of excess restructuring reserves accrued in prior fiscal years. The reversals of excess restructuring reserves are recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual are as follows:

Years ended June 30,	2016	2015
(In thousands)
Balance at beginning of year	$15,731	$13,545
Severance accrual	9,792	14,670
Other accruals	—	285
Cash payments	(14,888)	(12,664)
Reversal of excess accrual	(3,247)	(105)
Balance at end of year	$7,388	$15,731

6.  Long-term Debt

Long-term debt consists of the following:

June 30,	2016	2015
(In thousands)
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/20/2017	$80,000	$80,000
Revolving credit facility of $200 million, due 3/27/2019	40,000	77,500
Term loan due 3/27/2019	225,000	237,500

Private placement notes
3.04% senior notes, due 3/1/2016	—	50,000
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	100,000
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	695,000	795,000
Current portion of long-term debt	(75,000)	(62,500)
Long-term debt	$620,000	$732,500

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2017	$75,000
2018	75,000
2019	295,000
2020	—
2021	—
Thereafter	250,000
Total long-term debt	$695,000

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from Meredith. At June 30, 2016, $169.5 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.50 percent at June 30, 2016, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The interest rate on the asset-backed bank facility is based on a fixed spread over London Interbank Offered Rate (LIBOR). The weighted average effective interest rate was 1.35 percent as of June 30, 2016.

In October 2015, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility will expire in October 2017.

Meredith has an outstanding credit agreement that provides for a revolving credit facility of $200.0 million and a term loan of $250.0 million, with a five-year term which expires March 27, 2019. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. The credit agreement replaced our prior revolving credit facility. In connection with this transaction, in fiscal 2014 the Company wrote off $0.6 million of deferred financing costs to the interest expense line of the Consolidated Statements of Earnings.

Meredith issued $150.0 million in private placement floating-rate senior notes during fiscal 2014, which are due February 28, 2024. In fiscal 2015, Meredith issued $100.0 million in private placement floating-rate senior notes, which are due December 19, 2022.

During fiscal 2015, the Company entered into interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.45 percent on the swap maturing in August 2018, 0.65 percent on the swap maturing in March 2019, and 0.69 percent on the swaps maturing in August 2019 as of June 30, 2016) on the $300.0 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive loss to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at either June 30, 2016 or 2015.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At June 30, 2016 and 2015, the swaps had a fair value of a net liability of $7.3 million and $2.2 million, respectively. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. This exposure is managed through diversification and the monitoring of the creditworthiness of the counterparties. There was no potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at June 30, 2016, and $1.1 million at June 30, 2015. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at June 30, 2016.

The interest rates on the private placement floating-rate senior notes is based on a fixed spread over LIBOR. Interest rates on the private placement floating-rate senior notes were 3.03 percent on the $100.0 million note and 3.26 percent on the $150.0 million note at June 30, 2016, after taking into account the effect of outstanding interest rate swap agreements. As of June 30, 2016, the weighted average interest rate was 2.13 percent for the revolving credit facility and term loan, after taking into account the effect of the outstanding interest rate swap agreement. The interest rate under both facilities is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio.

All of the Company's debt agreements include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. The most significant financial covenants require a ratio of debt to trailing 12 month EBITDA of less than 3.75 and a ratio of EBITDA to interest expense of greater than 2.75. The Company was in compliance with these and all other financial covenants at June 30, 2016.

Interest expense related to long-term debt totaled $19.7 million in fiscal 2016, $18.5 million in fiscal 2015, and $10.9 million in fiscal 2014.

At June 30, 2016, Meredith had additional credit available under the asset-backed bank facility of up to $20.0 million (depending on levels of accounts receivable) and had $160.0 million of credit available under the revolving credit facility with an option to request up to another $200.0 million. The commitment fee for the asset-backed bank facility ranges from 0.40 percent to 0.45 percent of the unused commitment based on utilization levels. The commitment fees for the revolving credit facility ranges from 0.125 percent to 0.25 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2016 were not material.

7.  Income Taxes

The following table shows income tax expense (benefit) attributable to earnings before income taxes:

Years ended June 30,	2016	2015	2014
(In thousands)
Currently payable
Federal	$59,173	$39,429	$37,615
State	7,263	4,583	2,764
Foreign	30	35	37
	66,466	44,047	40,416
Deferred
Federal	8,297	36,314	18,138
State	1,507	5,608	2,386
Foreign	—	—	(142)
	9,804	41,922	20,382
Income taxes	$76,270	$85,969	$60,798

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	3.6	2.9	2.2
Settlements - audits / tax litigation	(0.4)	(0.1)	(0.3)
Impairment of goodwill	29.3	—	—
Restructuring of international operations	—	—	(2.5)
Other	1.7	0.8	0.5
Effective income tax rate	69.2%	38.6%	34.9%

The Company's effective tax rate was 69.2 percent in fiscal 2016, 38.6 percent in fiscal 2015, and 34.9 percent in fiscal 2014. In fiscal 2016, the Company recorded an impairment of goodwill of $116.9 million, of which approximately 20 percent was deductible for income tax purposes. The fiscal 2014 rate reflected tax benefits realized due to expiring federal and state statutes of limitations and federal tax benefits from the restructuring of Meredith's international operations.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2016	2015
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$12,742	$15,670
Compensation and benefits	45,813	35,850
Indirect benefit of uncertain state and foreign tax positions	10,598	9,925
All other assets	10,571	7,068
Total deferred tax assets	79,724	68,513
Valuation allowance	(905)	(1,808)
Net deferred tax assets	78,819	66,705
Deferred tax liabilities
Subscription acquisition costs	88,177	87,036
Accumulated depreciation and amortization	292,871	288,952
Deferred gains from dispositions	23,786	23,908
All other liabilities	10,331	6,842
Total deferred tax liabilities	415,165	406,738
Net deferred tax liability	$336,346	$340,033

The Company's deferred tax assets are more likely than not to be fully realized except for a valuation allowance of $0.9 million that was recorded for certain net operating losses booked in fiscal 2013.

In November 2015, the FASB issued guidance simplifying the presentation of deferred tax assets and deferred tax liabilities. The new guidance no longer requires the presentation of current deferred tax assets and deferred tax liabilities on a classified balance sheet, rather requiring all to be presented as non-current. The Company prospectively adopted this guidance in fiscal 2016. As required by the guidance, all deferred tax assets and liabilities are classified as non-current in our consolidated balance sheet as of June 30, 2016, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. The June 30, 2015, balance sheet has not been retrospectively adjusted. Thus net current portions of deferred tax assets and liabilities are included in accrued expenses-other taxes and expenses in the Consolidated Balance Sheet at June 30, 2015.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years ended June 30,	2016	2015
(In thousands)
Balance at beginning of year	$35,919	$37,995
Increases in tax positions for prior years	51	—
Decreases in tax positions for prior years	(2,334)	(2,028)
Increases in tax positions for current year	6,259	5,686
Settlements	(97)	(1,853)
Lapse in statute of limitations	(1,832)	(3,881)
Balance at end of year	$37,966	$35,919

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $28.3 million as of June 30, 2016, and $27.3 million as of June 30, 2015. The uncertain tax benefit recognized during fiscal 2016 from lapse in statute of limitations that related to income tax positions on temporary differences was $0.9 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $8.6 million and $7.7 million as of June 30, 2016 and 2015, respectively.

The total amount of unrecognized tax benefits at June 30, 2016, may change significantly within the next 12 months, decreasing by an estimated range of $9.5 million to $25.1 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company's federal tax returns have been audited through fiscal 2002, and are closed by expiration of the statute of limitations for fiscal 2003, fiscal 2004, and fiscal 2005. Fiscal 2006 through fiscal 2012 are under the jurisdiction of IRS Appeals. The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2005.

8.  Pension and Postretirement Benefit Plans

Savings and Investment Plan

Meredith maintains a 401(k) Savings and Investment Plan that permits eligible employees to contribute funds on a pre-tax basis. The plan allows employee contributions of up to 50 percent of eligible compensation subject to the maximum allowed under federal tax provisions. The Company matches 100 percent of the first 3 percent and 50 percent of the next 2 percent of employee contributions.

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $9.6 million in fiscal 2016, $9.7 million in fiscal 2015, and $9.3 million in fiscal 2014.

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

Obligations and Funded Status
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	Pension		Postretirement
June 30,	2016	2015	2016	2015
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$155,427	$152,608	$9,408	$10,445
Service cost	11,908	12,173	101	117
Interest cost	5,874	5,582	385	407
Participant contributions	—	—	748	802
Actuarial loss (gain)	15,085	(1,996)	565	(1,007)
Benefits paid (including lump sums)	(26,402)	(12,940)	(1,541)	(1,356)
Benefit obligation, end of year	$161,892	$155,427	$9,666	$9,408

Change in plan assets
Fair value of plan assets, beginning of year	$141,586	$145,179	$—	$—
Actual return on plan assets	1,129	3,857	—	—
Employer contributions	6,270	5,490	793	554
Participant contributions	—	—	748	802
Benefits paid (including lump sums)	(26,402)	(12,940)	(1,541)	(1,356)
Fair value of plan assets, end of year	$122,583	$141,586	$—	$—

Under funded status, end of year	$(39,309)	$(13,841)	$(9,666)	$(9,408)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

Fair value measurements for pension assets as of June 30, 2016, were as follows:

June 30, 2016	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Investments in registered investment companies [1]	$120,996	$65,376	$—	$—
Pooled separate accounts [1]	1,587	—	—	—
Total assets at fair value	$122,583	$65,376	$—	$—
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
   change in plan assets.

Refer to Note 14 for a discussion of the three levels in the hierarchy of fair values.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
June 30,	2016	2015	2016	2015
(In thousands)
Other assets
Prepaid benefit cost	$1,458	$18,071	$—	$—
Accrued expenses-compensation and benefits
Accrued benefit liability	(4,703)	(2,780)	(656)	(700)
Other noncurrent liabilities
Accrued benefit liability	(36,064)	(29,132)	(9,010)	(8,708)
Net amount recognized, end of year	$(39,309)	$(13,841)	$(9,666)	$(9,408)

The accumulated benefit obligation for all defined benefit pension plans was $144.8 million and $143.4 million at June 30, 2016 and 2015, respectively.

The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

June 30,	2016	2015
(In thousands)
Projected benefit obligation	$40,867	$32,012
Accumulated benefit obligation	35,225	29,099
Fair value of plan assets	100	100

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:

	Pension			Postretirement
Years ended June 30,	2016	2015	2014	2016	2015	2014
(In thousands)
Components of net periodic benefit costs
Service cost	$11,908	$12,173	$10,196	$101	$117	$170
Interest cost	5,874	5,582	5,604	385	407	480
Expected return on plan assets	(10,982)	(11,037)	(9,687)	—	—	—
Prior service cost (credit) amortization	194	225	391	(428)	(432)	(440)
Actuarial loss (gain) amortization	628	667	2,030	(677)	(433)	(365)
Curtailment credit	—	—	—	—	—	(1,511)
Settlement charge	5,586	—	—	—	—	—
Net periodic benefit costs (credit)	$13,208	$7,610	$8,534	$(619)	$(341)	$(1,666)

The pension settlement charge recorded in the fourth quarter of fiscal 2016 related to cash distributions paid by the pension plan during fiscal 2016 exceeding a prescribed threshold. This required that a portion of pension losses within accumulated other comprehensive income (loss) be realized in the period that the related pension liabilities were settled.

Amounts recognized in the accumulated other comprehensive loss component of shareholders' equity for Company-sponsored plans were as follows:

	Pension	Postretirement	Total	Pension	Postretirement	Total
June 30,	2016			2015
(In thousands)
Unrecognized net actuarial losses (gains), net of taxes	$24,267	$(1,305)	$22,962	$12,733	$(2,070)	$10,663
Unrecognized prior service cost (credit), net of taxes	470	(452)	18	589	(716)	(127)
Total	$24,737	$(1,757)	$22,980	$13,322	$(2,786)	$10,536

During fiscal 2017, the Company expects to recognize as part of its net periodic benefit costs $3.6 million of net actuarial losses and $0.2 million of prior-service costs for the pension plans, and $0.3 million of net actuarial gains and $0.4 million of prior-service credit for the postretirement plan that are included, net of taxes, in the accumulated other comprehensive loss component of shareholders' equity at June 30, 2016.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension		Postretirement
June 30,	2016	2015	2016	2015
Weighted average assumptions
Discount rate	2.98%	3.75%	3.40%	4.20%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%
Rate of increase in health care cost levels
Initial level	n/a	n/a	7.00%	7.00%
Ultimate level	n/a	n/a	5.00%	5.00%
Years to ultimate level	n/a	n/a	5 years	6 years
n/a - Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension			Postretirement
Years ended June 30,	2016	2015	2014	2016	2015	2014
Weighted average assumptions
Discount rate	3.75%	3.57%	3.93%	4.20%	4.00%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%	n/a	n/a	n/a
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Rate of increase in health care cost levels
Initial level	n/a	n/a	n/a	7.00%	7.00%	7.50%
Ultimate level	n/a	n/a	n/a	5.00%	5.00%	5.00%
Years to ultimate level	n/a	n/a	n/a	6 years	4 years	5 years
n/a - Not applicable

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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2016	$27	$(22)
Effect on postretirement benefit obligation as of June 30, 2016	458	(374)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	2016 Allocation		2015 Allocation
June 30,	Target	Actual	Target	Actual
Domestic equity securities	35%	30%	35%	35%
Fixed income investments	30%	32%	30%	29%
International equity securities	25%	27%	25%	25%
Global equity securities	10%	11%	10%	11%
Fair value of plan assets	100%	100%	100%	100%

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

Equity securities did not include any Meredith Corporation common or Class B stock at June 30, 2016 or 2015.

Cash Flows
Although we do not have a minimum funding requirement for the pension plans in fiscal 2017, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2017. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $0.7 million to its postretirement plan in fiscal 2017.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits	Postretirement Benefits
(In thousands)
2017	$19,999	$656
2018	19,270	705
2019	18,579	691
2020	22,536	675
2021	19,474	662
2022-2026	75,236	2,958

Other
The Company maintains collateral assignment split-dollar life insurance arrangements on certain key officers and retirees. The net periodic pension cost for fiscal 2016, 2015, and 2014 was $0.4 million, $0.4 million, and $0.3 million, respectively, and the accrued liability at June 30, 2016 and 2015, was $4.6 million and $4.2 million, respectively.

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

The following table presents the calculations of earnings per share:

Years ended June 30,	2016	2015	2014
(In thousands except per share data)
Net earnings	$33,937	$136,791	$113,541
Basic average shares outstanding	44,606	44,522	44,636
Dilutive effect of stock options and equivalents	751	801	774
Diluted average shares outstanding	45,357	45,323	45,410
Earnings per share
Basic	$0.76	$3.07	$2.54
Diluted	0.75	3.02	2.50

In addition, antidilutive options excluded from the above calculations totaled 1.3 million options for the year ended June 30, 2016 ($49.02 weighted average exercise price), 0.9 million options for the year ended June 30, 2015 ($50.52 weighted average exercise price), and 1.8 million options for the year ended June 30, 2014 ($50.54 weighted average exercise price).

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

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock and Class B stock. In May 2014, the Board approved the repurchase of $100.0 million of shares. As of June 30, 2016, $84.0 million remained available under the current authorizations for future repurchases.

Repurchases of the Company's common and Class B stock are as follows:

Years ended June 30,	2016	2015	2014
(In thousands)
Number of shares	651	925	1,640
Cost at market value	$31,080	$46,764	$78,226

Shares deemed to be delivered to the Company on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Shares tendered for the exercise price of stock options were 0.4 million shares at a cost of $18.0 million in fiscal 2016, 0.7 million shares at a cost of $35.6 million in fiscal 2015, and 1.1 million shares at a cost of $54.1 million in fiscal 2014.

11.  Common Stock and Share-based Compensation Plans

Meredith has an employee stock purchase plan and a stock incentive plan, both of which are shareholder-approved. More detailed descriptions of these plans follows. Compensation expense recognized for these plans was $12.8 million in fiscal 2016, $12.5 million in fiscal 2015, and $12.2 million in fiscal 2014. The total income tax benefit recognized in earnings was $4.6 million in fiscal 2016, $4.6 million in fiscal 2015, and $4.5 million in fiscal 2014.

Employee Stock Purchase Plan

Meredith has an employee stock purchase plan (ESPP) available to substantially all employees. As of January 1, 2016, the ESPP was suspended indefinitely. The ESPP allows employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP has quarterly offering periods. One million five hundred thousand common shares are authorized and approximately 244,000 shares remain available for issuance under the ESPP. Compensation cost for the ESPP is based on the present value of the cash discount and the fair value of the call option component as of the grant date using the Black-Scholes option-pricing model. The term of the option is three months, the term of the offering period. The expected stock price volatility was 36 percent in fiscal 2016, 37 percent in fiscal 2015, and 36 percent in fiscal 2014. Information about the shares issued under this plan is as follows:

Years ended June 30,	2016	2015	2014
Shares issued (in thousands)	45	72	86
Average fair value	$6.77	$7.52	$7.59
Average purchase price	35.94	39.95	40.30
Average market price	42.91	50.83	48.36

Stock Incentive Plan

Meredith has a stock incentive plan that permits the Company to issue stock options, restricted stock, stock equivalent units, restricted stock units, and performance shares to key employees and directors of the Company. Approximately 8.7 million shares remained available for future awards under the plan as of June 30, 2016. Forfeited awards, shares deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares increase shares available for future awards. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the employees' interests with those of shareholders.

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

The Company's restricted stock activity during the year ended June 30, 2016, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2015	365	$40.48
Granted	9	47.01
Vested	(185)	35.14
Forfeited	(10)	47.86
Nonvested at June 30, 2016	179	45.93	$9,295

As of June 30, 2016, there was $0.5 million of unearned compensation cost related to restricted stock granted under the plan. That cost is expected to be recognized over a weighted average period of 0.9 years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2016, 2015, and 2014 was $47.01, $51.22, and $48.01, respectively. The total fair value of shares vested during the years ended June 30, 2016, 2015, and 2014, was $8.5 million, $7.8 million, and $6.2 million, respectively.

The Company's restricted stock unit activity during the year ended June 30, 2016, was as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2015	159	$46.22
Granted	182	44.44
Vested	(2)	45.69
Forfeited	(20)	45.25
Nonvested at June 30, 2016	319	45.28	$16,544

As of June 30, 2016, there was $4.7 million of unearned compensation cost related to restricted stock units granted under the plan. That cost is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant date fair value of restricted stock units granted during the years ended June 30, 2016 and 2015 was $44.44 and $46.21. The total fair value of shares vested during the years ended June 30, 2016 and 2015 was $0.1 million and $0.1 million.

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

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2016:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value	Aggregate Intrinsic Value
(Units and Aggregate Intrinsic Value in thousands)
Balance at June 30, 2015	265	$36.12
Additions	34	41.10
Converted to common stock	(3)	29.54
Balance at June 30, 2016	296	36.77	$4,482

The total intrinsic value of stock equivalent units converted to common stock was $0.1 million in fiscal 2016, $0.1 million in fiscal 2015, and $0.1 million for fiscal year 2014.

Meredith has granted nonqualified stock options to certain employees and directors under the plan. The grant date of options issued is the date the Compensation Committee of the Board of Directors approves the granting of the options. The exercise price of options granted is set at the fair value of the Company's common stock on the grant date. All options granted under the plan expire at the end of 10 years. Options granted to employees vest three years from the date of grant and options granted to directors vest one-third each year during the three-year period from date of grant.

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options and Aggregate Intrinsic Value in thousands)
Outstanding July 1, 2015	2,667	$40.55
Granted	445	44.94
Exercised	(524)	34.65
Forfeited	(174)	47.72
Outstanding June 30, 2016	2,414	42.12	5.7	$24,648
Exercisable June 30, 2016	1,276	38.38	3.6	18,276

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

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2016	2015	2014
Risk-free interest rate	1.8-2.0%	1.4-2.0%	1.9-2.1%
Expected dividend yield	4.00%	4.00%	4.20%
Expected option life	7 yrs	7 yrs	7 yrs
Expected stock price volatility	36%	37%	36%

The weighted average grant date fair value of options granted during the years ended June 30, 2016, 2015, and 2014, was $10.80, $11.59, and $11.41, respectively. The total intrinsic value of options exercised during the years ended June 30, 2016, 2015, and 2014 was $8.0 million, $14.2 million, and $9.6 million, respectively. As of June 30, 2016, there was $2.6 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.6 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2016, 2015, and 2014 was $18.2 million, $37.7 million, and $54.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3.0 million, $5.5 million, and $3.7 million, respectively, for the years ended June 30, 2016, 2015, and 2014.

12.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $20.9 million in fiscal 2016, $20.1 million in fiscal 2015, and $20.2 million in fiscal 2014.

Below are the minimum rental commitments at June 30, 2016, under all noncancelable operating leases due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2017	$16,524
2018	15,099
2019	13,411
2020	13,090
2021	14,337
Thereafter	54,405
Total minimum rentals	$126,866

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2026. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar properties.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable rights amounted to $33.0 million at June 30, 2016. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, was $31.8 million at June 30, 2016.

The table shows broadcast rights payments due in succeeding fiscal years:

Years ending June 30,	Recorded Commitments	Unavailable Rights
(In thousands)
2017	$4,649	$11,140
2018	1,234	12,822
2019	1,064	5,751
2020	1,053	2,863
2021	795	419
Thereafter	1,378	—
Total amounts payable	$10,173	$32,995

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

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive loss balances:

	Minimum Pension/Post Retirement Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2013	$(16,341)	$—	$(16,341)
Current-year adjustments, pretax	12,310	—	12,310
Tax expense	(4,727)	—	(4,727)
Other comprehensive income	7,583	—	7,583
Balance at June 30, 2014	(8,758)	—	(8,758)
Current-year adjustments, pretax	(4,206)	(2,109)	(6,315)
Tax benefit	1,615	810	2,425
Other comprehensive loss	(2,591)	(1,299)	(3,890)
Balance at June 30, 2015	(11,349)	(1,299)	(12,648)
Current-year adjustments, pretax	(20,703)	(5,034)	(25,737)
Tax benefit	7,951	1,933	9,884
Other comprehensive loss	(12,752)	(3,101)	(15,853)
Balance at June 30, 2016	$(24,101)	$(4,400)	$(28,501)

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	June 30, 2016		June 30, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$10,173	$9,655	$7,774	$7,490
Long-term debt	695,000	695,533	795,000	797,121

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

As of June 30, 2016, the Company had assets related to its qualified pension plans measured at fair value. The required disclosures regarding such assets are presented within Note 8. In addition, the Company has liabilities related to contingent consideration payables that are valued at estimated fair value as discussed in Note 2 and interest rate swaps discussed in Note 6. In fiscal 2016, the Company committed to a plan to sell the Company's two corporate airplanes. In conjunction with that plan, the Company wrote the assets to fair value. The Company does not have any other assets or liabilities recognized at fair value.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In thousands)	June 30, 2016	June 30, 2015
Machinery and equipment
Corporate airplanes [1]	$2,800	$—
Other assets
Interest rate swaps	—	1,139
Accrued expenses and other liabilities
Contingent consideration	—	800
Interest rate swaps	2,768	3,295
Other noncurrent liabilities
Contingent consideration	56,631	60,735
Interest rate swaps	4,511	—

[1] Consistent with the decision to sell the corporate airplanes, these assets were adjusted to fair value in fiscal 2016, therefore, there is no fair market value measurement for fiscal 2015.

The fair value of interest rate swaps is determined based on discounted cash flows derived using market observable inputs including swap curves that are included in Level 2. The fair value of the contingent consideration and the corporate airplanes is based on significant inputs not observable in the market and thus represents Level 3 measurements.

The following table represents the changes in the fair value of Level 3 contingent consideration and corporate airplanes for the year ended June 30, 2016 and June 30, 2015.

June 30,	2016	2015
(in thousands)
Contingent consideration
Balance at beginning of year	$61,535	$1,700
Additions due to acquisitions	—	61,335
Payments	(800)	—
Change in present value of contingent consideration [1]	(4,104)	(1,500)
Balance at end of year	$56,631	$61,535

Corporate airplanes [2]
Balance at beginning of period	$8,439	$—
Fair market value adjustment of corporate airplanes	(5,639)	—
Balance at end of year	$2,800	$—

[1]   Change in present value of contingent consideration is included in earning and comprised of changes in estimated earn out payments based on projections of performance and the amortization of the present value discount.

[2] Consistent with the decision to sell the corporate airplanes, these assets were adjusted to fair value in fiscal 2016, therefore, there is no fair market value measurement for fiscal 2015.

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets is the amortization of broadcast rights in the local media segment. Broadcast rights amortization totaled $16.7 million in fiscal 2016, $16.6 million in fiscal 2015, and $8.8 million in fiscal 2014.

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

The following table presents financial information by segment:

Years ended June 30,	2016	2015	2014
(In thousands)
Revenues
National media	$1,101,183	$1,059,852	$1,065,898
Local media	548,445	534,324	402,810
Total revenues	$1,649,628	$1,594,176	$1,468,708

Segment profit (loss)
National media	$(17,693)	$122,681	$113,113
Local media	158,481	162,677	113,060
Unallocated corporate	(10,179)	(43,246)	(39,658)
Income from operations	130,609	242,112	186,515
Interest expense, net	(20,402)	(19,352)	(12,176)
Earnings before income taxes	$110,207	$222,760	$174,339

Depreciation and amortization
National media	$18,698	$17,186	$18,253
Local media	38,332	37,521	28,815
Unallocated corporate	2,122	1,839	1,658
Total depreciation and amortization	$59,152	$56,546	$48,726

Assets
National media	$1,478,243	$1,665,542	$1,422,855
Local media	1,054,311	1,072,152	996,935
Unallocated corporate	95,731	105,588	124,010
Total assets	$2,628,285	$2,843,282	$2,543,800

Capital expenditures
National media	$4,739	$4,829	$5,491
Local media	17,250	23,224	16,578
Unallocated corporate	3,046	5,192	2,753
Total capital expenditures	$25,035	$33,245	$24,822

16.  Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$258,199	$266,527	$281,843	$294,614	$1,101,183
Local media	126,467	139,886	140,928	141,164	548,445
Total revenues	$384,666	$406,413	$422,771	$435,778	$1,649,628
Operating profit (loss)
National media	$22,803	$33,583	$34,781	$(108,860)	$(17,693)
Local media	29,327	40,441	46,150	42,563	158,481
Unallocated corporate	(23,118)	(13,911)	47,107	(20,257)	(10,179)
Income (loss) from operations	$29,012	$60,113	$128,038	$(86,554)	$130,609

Net earnings (loss)	$11,029	$32,519	$80,904	$(90,515)	$33,937

Basic earnings (loss) per share	0.25	0.73	1.81	(2.03)	0.76

Diluted earnings (loss) per share	0.24	0.72	1.79	(2.03)	0.75

Dividends per share	0.4575	0.4575	0.4950	0.4950	1.9050

In the first quarter of fiscal 2016, the Company recorded $12.7 million of merger-related expenses and a pre-tax restructuring charge of $3.4 million. Also in the first quarter, the Company recorded a reduction in contingent consideration payable of $1.4 million and $1.1 million in reversals of excess restructuring reserves accrued in prior fiscal years.

In the second quarter of fiscal 2016, the Company recorded $3.5 million of merger-related expenses and a pre-tax restructuring charge of $1.0 million.

In the third quarter of fiscal 2016, the Company received $60.0 million of cash in conjunction with the termination of the Media General merger. Also in the third quarter, the Company recorded a pre-tax restructuring charge of $3.5 million and recorded a reduction in contingent consideration payable of $1.8 million.

In the fourth quarter of fiscal 2016, the Company recorded an impairment of the goodwill of the national media segment of $116.9 million, the impairment of the American Baby trademark of $38.9 million, the write-down to fair value of the Company's two airplanes of $5.7 million, a pension settlement charge of $5.6 million, and a pre-tax restructuring charge of $2.4 million. Also in the fourth quarter, the Company recorded a reduction in contingent consideration payable of $3.2 million and $1.7 million in reversals of excess restructuring reserves accrued in prior fiscal years.

As a result of changes in shares outstanding during the year, the sum of the four quarters' earnings (loss) per share may not necessarily equal the earnings per share for the year.

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

In the fourth quarter of fiscal 2015, the Company recorded a reduction in contingent consideration payable of $1.5 million.

Meredith Corporation and Subsidiaries
FIVE-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2016	2015	2014	2013	2012
(In thousands except per share data)
Results of operations
Revenues	$1,649,628	$1,594,176	$1,468,708	$1,471,340	$1,376,687
Costs and expenses	1,341,946	1,294,260	1,222,265	1,210,061	1,146,590
Depreciation and amortization	59,152	56,546	48,726	45,350	44,326
Impairment of goodwill and other long-lived assets	161,462	1,258	11,202	—	—
Merger termination fee net of merger-related costs	(43,541)	—	—	5,095	—
Income from operations	130,609	242,112	186,515	210,834	185,771
Net interest expense	(20,402)	(19,352)	(12,176)	(13,430)	(12,896)
Income taxes	(76,270)	(85,969)	(60,798)	(73,754)	(68,503)
Net earnings	$33,937	$136,791	$113,541	$123,650	$104,372

Basic earnings per share	$0.76	$3.07	$2.54	$2.78	$2.33

Diluted earnings per share	$0.75	$3.02	$2.50	$2.74	$2.31
Average diluted shares outstanding	45,357	45,323	45,410	45,085	45,100

Other per share information
Dividends	$1.9050	$1.7800	$1.6800	$1.5800	$1.4025
Stock price-high	53.11	57.22	53.84	48.37	35.00
Stock price-low	35.03	41.95	40.11	29.27	21.10
Financial position at June 30,
Current assets	$481,156	$482,531	$493,122	$407,692	$359,436
Working capital	3,264	(48,470)	10,019	(48,979)	(123,150)
Total assets	2,628,285	2,843,282	2,543,800	2,140,059	2,016,299
Long-term obligations (including current portion)	705,173	802,774	723,838	359,185	390,447
Shareholders' equity	889,043	951,850	891,652	854,296	797,445
Number of employees at June 30,	3,790	3,878	3,639	3,347	3,366

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

Reclassifications
Certain prior years' amounts related have been reclassified to conform to the current year presentation.

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2016
Reserve for doubtful accounts	$6,523	$4,845	$—	$(4,314)	$7,054
Reserve for returns	1,972	3,797	—	(4,492)	1,277
Total	$8,495	$8,642	$—	$(8,806)	$8,331
Fiscal year ended June 30, 2015
Reserve for doubtful accounts	$5,464	$5,044	$—	$(3,985)	$6,523
Reserve for returns	2,349	4,747	—	(5,124)	1,972
Total	$7,813	$9,791	$—	$(9,109)	$8,495
Fiscal year ended June 30, 2014
Reserve for doubtful accounts	$6,653	$3,177	$—	$(4,366)	$5,464
Reserve for returns	3,906	4,662	—	(6,219)	2,349
Total	$10,559	$7,839	$—	$(10,585)	$7,813

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of June 30, 2016. On the basis of this evaluation, Meredith's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of that evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2016.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 41.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2016, under the captions "Election of Directors," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance," and in Part I of this Form 10-K beginning on page 9 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2016, under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2016, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2016, under the captions "Related Person Transaction Policy and Procedures" and "Corporate Governance - Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2016, under the caption "Audit Committee Disclosure" and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2016 and 2015
Consolidated Statements of Earnings for the Years Ended June 30, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2016, 2015, and 2014
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2016, 2015, and 2014
Consolidated Statements of Cash Flows for the Years Ended June 30, 2016, 2015, and 2014
Notes to Consolidated Financial Statements
Five-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2016, 2015, and 2014

Schedule II-Valuation and Qualifying Accounts

All other Schedules have been omitted because the items required by such schedules are not present in the consolidated financial statements, are covered in the consolidated financial statements or notes thereto, or are not significant in amount.

	3.	Exhibits

Certain of the exhibits to this Form 10-K are incorporated herein by reference, as specified:
(See Index to Attached Exhibits on page E-1of this Form 10-K.)

		3.1	The Company's Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003.

		3.2	The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015.

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

4.6
Credit Agreement dated March 27, 2014, among Meredith Corporation and a group of banks including Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and L/C Issuer is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014. First Amendment dated as of June 23, 2015, to the aforementioned agreement.

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

10.8
Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2008.*

10.9
Employment Agreement dated January 20, 2006, and re-executed August 24, 2009, between Meredith Corporation and Stephen M. Lacy is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed November 10, 2009.*

10.10
Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.*

10.11
Employment Agreement dated August 10, 2016, between Meredith Corporation and Thomas H. Harty is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 12, 2016.*

10.12
First Amended and Restated Receivables Purchase Agreement dated as of April 25, 2011, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Company LLC, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011. First amendment dated as of September 21, 2012, to the aforementioned agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the period ended September 30, 2012. Second Amendment dated as of February 18, 2015, to the aforementioned agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015. Third amendment dated as of October 21, 2015, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015.

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

10.19
Form of the Nonqualified Stock Option Award Agreement for Employees for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 18, 2014.*

10.20
Form of the Nonqualified Stock Option Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8‑K filed November 18, 2014.*

10.21
Form of the Restricted Stock Award Agreement for Employees for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 18, 2014.*

10.22
Form of the Restricted Stock Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 18, 2014.*

10.23
Form of Restricted Stock Unit Award Agreement - Performance Based for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed November 18, 2014. *

10.24
Form of Restricted Stock Unit Award Agreement - Time Vested for the 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 18, 2014.*

10.25
Employment Agreement dated June 1, 2015, between Meredith Corporation and Paul Karpowicz is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2015. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8‑K filed August 12, 2016.*

10.26
Employment Agreement dated June 1, 2015, between Meredith Corporation and Joseph H. Ceryanec is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 5, 2015.*

10.27
Employment Agreement dated August 10, 2016, between Meredith Corporation and Jonathan B. Werther is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 12, 2016.*

10.28	Merger Termination Agreement dated as of January 27, 2016, is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

/s/ Joseph Ceryanec	/s/ Stephen M. Lacy
Joseph Ceryanec, Chief Financial Officer (Principal Financial and Accounting Officer)	Stephen M. Lacy, Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ D. Mell Meredith Frazier	/s/ Donald A. Baer
D. Mell Meredith Frazier, Vice Chairman of the Board and Director	Donald A. Baer, Director

/s/ Donald C. Berg	/s/ Mary Sue Coleman
Donald C. Berg, Director	Mary Sue Coleman, Director

/s/ Frederick B. Henry	/s/ Joel W. Johnson
Frederick B. Henry, Director	Joel W. Johnson, Director

/s/ Philip A. Marineau	/s/ Elizabeth E. Tallett
Philip A. Marineau, Director	Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of August 26, 2016.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1