Form 10-Q
period 2016-09-30
MEREDITH CORP
filed 2016-10-27
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2016
Common shares	39,275,992
Class B shares	5,257,754
Total common and Class B shares	44,533,746

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2016	June 30, 2016
(In thousands)
Current assets
Cash and cash equivalents	$32,128	$24,970
Accounts receivable, net	273,387	273,927
Inventories	21,931	20,678
Current portion of subscription acquisition costs	133,917	133,338
Current portion of broadcast rights	14,827	4,220
Other current assets	25,525	24,023
Total current assets	501,715	481,156
Property, plant, and equipment	530,369	530,052
Less accumulated depreciation	(346,478)	(339,099)
Net property, plant, and equipment	183,891	190,953
Subscription acquisition costs	96,968	95,960
Broadcast rights	4,900	4,565
Other assets	56,984	57,151
Intangible assets, net	909,093	913,877
Goodwill	883,129	883,129
Total assets	$2,636,680	$2,626,791

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$75,000	$75,000
Current portion of long-term broadcast rights payable	15,795	4,649
Accounts payable	74,496	82,107
Accrued expenses and other liabilities	111,094	116,777
Current portion of unearned subscription revenues	198,780	199,359
Total current liabilities	475,165	477,892
Long-term debt	622,402	618,506
Long-term broadcast rights payable	5,992	5,524
Unearned subscription revenues	130,162	128,534
Deferred income taxes	346,297	336,346
Other noncurrent liabilities	152,221	170,946
Total liabilities	1,732,239	1,737,748
Shareholders' equity
Series preferred stock	—	—
Common stock	39,276	39,272
Class B stock	5,258	5,284
Additional paid-in capital	56,155	54,282
Retained earnings	830,247	818,706
Accumulated other comprehensive loss	(26,495)	(28,501)
Total shareholders' equity	904,441	889,043
Total liabilities and shareholders' equity	$2,636,680	$2,626,791

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

Three months ended September 30,	2016	2015
(In thousands except per share data)
Revenues
Advertising	$225,889	$218,670
Circulation	68,668	72,175
All other	105,322	93,821
Total revenues	399,879	384,666
Operating expenses
Production, distribution, and editorial	150,228	153,178
Selling, general, and administrative	174,993	174,730
Depreciation and amortization	13,896	15,080
Merger-related costs	—	12,666
Total operating expenses	339,117	355,654
Income from operations	60,762	29,012
Interest expense, net	(4,749)	(5,313)
Earnings before income taxes	56,013	23,699
Income taxes	(22,040)	(12,670)
Net earnings	$33,973	$11,029

Basic earnings per share	$0.76	$0.25
Basic average shares outstanding	44,558	44,612

Diluted earnings per share	$0.75	$0.24
Diluted average shares outstanding	45,484	45,366

Dividends paid per share	$0.4950	$0.4575

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended September 30,	2016	2015
(In thousands)
Net earnings	$33,973	$11,029
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	537	(1)
Unrealized gain (loss) on interest rate swaps	1,469	(2,208)
Other comprehensive income (loss), net of income taxes	2,006	(2,209)
Comprehensive income	$35,979	$8,820

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2016	$39,272	$5,284	$54,282	$818,706	$(28,501)	$889,043
Net earnings	—	—	—	33,973	—	33,973
Other comprehensive income, net of income taxes	—	—	—	—	2,006	2,006
Shares issued under incentive plans, net of forfeitures	317	—	12,702	—	—	13,019
Purchases of Company stock	(339)	—	(18,039)	—	—	(18,378)
Share-based compensation	—	—	6,358	—	—	6,358
Conversion of Class B to common stock	26	(26)	—	—	—	—
Dividends paid
Common stock	—	—	—	(19,817)	—	(19,817)
Class B stock	—	—	—	(2,615)	—	(2,615)
Tax benefit from share-based awards	—	—	852	—	—	852
Balance at September 30, 2016	$39,276	$5,258	$56,155	$830,247	$(26,495)	$904,441

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended September 30,	2016	2015
(In thousands)
Cash flows from operating activities
Net earnings	$33,973	$11,029
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	9,112	10,296
Amortization	4,784	4,784
Share-based compensation	6,358	5,850
Deferred income taxes	8,700	6,427
Amortization of broadcast rights	4,249	4,209
Payments for broadcast rights	(4,042)	(4,040)
Fair value adjustments to contingent consideration	708	(1,000)
Excess tax benefits from share-based payments	(2,071)	(1,356)
Changes in assets and liabilities	(26,411)	(33,370)
Net cash provided by operating activities	35,360	2,829
Cash flows from investing activities
Additions to property, plant, and equipment	(2,232)	(1,840)
Proceeds from disposition of assets	—	1,767
Net cash used in investing activities	(2,232)	(73)
Cash flows from financing activities
Proceeds from issuance of long-term debt	20,000	47,500
Repayments of long-term debt	(16,250)	(23,125)
Dividends paid	(22,432)	(20,668)
Purchases of Company stock	(18,378)	(5,738)
Proceeds from common stock issued	13,019	5,026
Payment of acquisition-related contingent consideration	(4,000)	—
Excess tax benefits from share-based payments	2,071	1,356
Net cash provided by (used in) financing activities	(25,970)	4,351
Net increase in cash and cash equivalents	7,158	7,107
Cash and cash equivalents at beginning of period	24,970	22,833
Cash and cash equivalents at end of period	$32,128	$29,940

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10‑K for the year ended June 30, 2016, filed with the SEC.

The condensed consolidated financial statements as of September 30, 2016, and for the three months ended September 30, 2016 and 2015, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2016, were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Adopted Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of debt issuance costs. The new standard requires that debt issuance costs be recorded as a reduction from the face amount of the related debt rather than recorded as a deferred asset, with amortization recorded as interest expense, rather than recording as a deferred asset. The Company adopted this guidance in the first quarter of fiscal 2017, and it was retrospectively applied to the prior period, as required. Adoption changed the classification of debt issuance costs from other assets to current portion of long-term debt or long-term debt based on the classification of the related debt instrument. As a result, other assets and long-term debt each decreased by $1.5 million as of June 30, 2016, compared to amounts previously reported. Additionally, the format of the long-term debt disclosure was updated to include debt issuance costs separately. The adoption did not have an impact on our results of operations or cash flows.

In April 2015, the FASB issued guidance on the presentation of cloud computing arrangements that include a software license. The new guidance requires capitalization of the software license fee as internal-use software if certain criteria are met, otherwise the costs are expensed as incurred. The standard was prospectively adopted by the Company in the first quarter of fiscal 2017. The adoption of the standard had no impact to the Company's consolidated financial statements.

In June 2015, the FASB issued an accounting standards update that made technical corrections to the FASB Accounting Standards Codification. These technical corrections are divided into four categories: amendments related to differences between original guidance and the codification, guidance clarification and reference corrections, minor structural changes to simplify the codification, and minor improvements that are not expected to have a significant impact on current accounting practice. The amendments were effective for the Company in the first quarter of fiscal 2017. The adoption of the amendments had no impact to the Company's consolidated financial statements.

Pending Accounting Pronouncements—In August 2016, the FASB issued an accounting standards update clarifying the classification of certain cash receipts and payments in the statement of cash flows. The update is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. Retrospective adoption is required in our first quarter of fiscal 2019 with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and the timing of adoption.

2. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 51 percent are under the last-in first-out (LIFO) method at September 30, 2016, and 54 percent at June 30, 2016.

(In thousands)	September 30, 2016	June 30, 2016
Raw materials	$8,643	$11,698
Work in process	14,517	10,107
Finished goods	1,732	1,834
	24,892	23,639
Reserve for LIFO cost valuation	(2,961)	(2,961)
Inventories	$21,931	$20,678

3. Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2016			June 30, 2016
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$18,610	$(11,985)	$6,625	$18,610	$(10,670)	$7,940
Customer lists	3,080	(2,545)	535	5,230	(4,310)	920
Other	17,925	(7,727)	10,198	19,425	(8,685)	10,740
Local media
Network affiliation agreements	229,309	(137,396)	91,913	229,309	(135,789)	93,520
Retransmission agreements	21,229	(7,877)	13,352	21,229	(6,993)	14,236
Other	1,023	(279)	744	1,214	(419)	795
Total	$291,176	$(167,809)	123,367	$295,017	$(166,866)	128,151
Intangible assets not
subject to amortization
National media
Internet domain names			7,827			7,827
Trademarks			153,215			153,215
Local media
FCC licenses			624,684			624,684
Total			785,726			785,726
Intangible assets, net			$909,093			$913,877

Amortization expense was $4.8 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively. Annual amortization expense for intangible assets is expected to be as follows: $18.0 million in fiscal 2017, $15.0 million in fiscal 2018, $12.5 million in fiscal 2019, $11.6 million in fiscal 2020, and $7.6 million in fiscal 2021.

Changes in the carrying amount of goodwill were as follows:

Three months ended September 30,	2016			2015
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period
Goodwill	$931,303	$68,775	$1,000,078	$932,471	$68,775	$1,001,246
Accumulated impairment losses	(116,949)	—	(116,949)	—	—	—
Total goodwill	814,354	68,775	883,129	932,471	68,775	1,001,246
Acquisition adjustments	—	—	—	(2,986)	—	(2,986)
Balance at end of period
Goodwill	931,303	68,775	1,000,078	929,485	68,775	998,260
Accumulated impairment losses	(116,949)	—	(116,949)	—	—	—
Total goodwill	$814,354	$68,775	$883,129	$929,485	$68,775	$998,260

4. Restructuring Accrual

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

Details of changes in the Company's restructuring accrual are as follows:

Three months ended September 30,	2016	2015
(In thousands)
Balance at beginning of period	$7,388	$15,731
Severance accruals	—	3,366
Cash payments	(2,267)	(3,705)
Reversal of excess accrual	—	(1,070)
Balance at end of period	$5,121	$14,322

5. Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2016	June 30, 2016
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/20/2017	$80,000	$80,000
Revolving credit facility of $200 million, due 3/27/2019	50,000	40,000
Term loan due 3/27/2019	218,750	225,000

Private placement notes
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	100,000
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	698,750	695,000
Unamortized debt issuance costs	(1,348)	(1,494)
Current portion of long-term debt	(75,000)	(75,000)
Long-term debt	$622,402	$618,506

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At September 30, 2016, $169.1 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.50 percent at September 30, 2016, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.54 percent on the swap maturing in August 2018, 0.86 percent on the swap maturing in March 2019, and 0.84 percent on the swaps maturing in August 2019 as of September 30, 2016) on the $300.0 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive income to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at either September 30, 2016 or 2015.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At September 30, 2016, the swaps had a fair value of $4.9 million liability. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. This exposure is managed through diversification and monitoring of the creditworthiness of the counterparties. There was no potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at September 30, 2016. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at September 30, 2016.

6. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

Three months ended September 30,	2016	2015
(In thousands)
Pension benefits
Service cost	$3,137	$2,977
Interest cost	1,225	1,469
Expected return on plan assets	(2,298)	(2,746)
Prior service cost amortization	48	49
Actuarial loss amortization	897	157
Net periodic benefit costs	$3,009	$1,906

Postretirement benefits
Service cost	$23	$25
Interest cost	80	96
Prior service credit amortization	(98)	(107)
Actuarial gain amortization	(78)	(169)
Net periodic benefit credit	$(73)	$(155)

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

7. Earnings per Share

The following table presents the calculations of earnings per share:

Three months ended September 30,	2016	2015
(In thousands except per share data)
Net earnings	$33,973	$11,029
Basic average shares outstanding	44,558	44,612
Dilutive effect of stock options and equivalents	926	754
Diluted average shares outstanding	45,484	45,366
Earnings per share
Basic earnings per share	$0.76	$0.25
Diluted earnings per share	0.75	0.24

For the three months ended September 30, 2016 and 2015, antidilutive options excluded from the above calculations totaled 0.5 million (with a weighted average exercise price of $54.11) and 1.2 million (with a weighted average exercise price of $49.47), respectively.

8. Fair Value Measurements

We estimated the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts we would realize upon disposition.

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	September 30, 2016		June 30, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$21,787	$21,071	$10,173	$9,655
Total long-term debt	698,750	699,330	695,000	695,533

The fair value of broadcast rights payable was determined using the present value of expected future cash flows discounted at the Company's current borrowing rate with inputs included in Level 3. The fair value of total long-term debt was determined using the present value of expected future cash flows using borrowing rates currently available for debt with similar terms and maturities with inputs included in Level 2.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In thousands)	September 30, 2016	June 30, 2016
Property, plant, and equipment
Corporate airplanes, held for sale	$2,800	$2,800
Accrued expenses and other liabilities
Interest rate swaps	2,059	2,768
Other noncurrent liabilities
Contingent consideration	53,339	56,631
Interest rate swaps	2,794	4,511

The fair value of interest rate swaps is determined using discounted cash flows derived from market observable inputs including swap curves that are included in Level 2. The fair values of contingent consideration and corporate airplanes are based on significant inputs not observable in the market and thus represents Level 3 measurements.

Details of changes in the fair value of Level 3 contingent consideration and corporate airplanes are as follows:

Three months ended September 30,	2016	2015
(in thousands)
Contingent consideration
Balance at beginning of period	$56,631	$61,535
Payments	(4,000)	—
Change in present value of contingent consideration (1)	708	(1,000)
Balance at end of period	$53,339	$60,535

Corporate airplanes, held for sale
Balance at beginning of period (2)	$2,800	$—
Fair market adjustment of corporate airplanes	—	—
Balance at end of period	$2,800	$—

(1)     Change in present value of contingent consideration is recorded in the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings and is comprised of changes in estimated earn out payments based on projections of performance and the amortization of the present value discount.

(2) Consistent with the decision to sell the corporate airplanes, these assets were adjusted to fair value in the fourth quarter of fiscal 2016.

9. Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media and local media. There have been no changes in the basis of segmentation since June 30, 2016. There have been no material intersegment transactions.

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

The following table presents financial information by segment:

Three months ended September 30,	2016	2015
(In thousands)
Revenues
National media	$247,293	$258,199
Local media	152,586	126,467
Total revenues	$399,879	$384,666

Segment profit
National media	$24,111	$22,803
Local media	50,622	29,327
Unallocated corporate	(13,971)	(23,118)
Income from operations	60,762	29,012
Interest expense, net	(4,749)	(5,313)
Earnings before income taxes	$56,013	$23,699

Depreciation and amortization
National media	$4,518	$4,565
Local media	8,990	9,978
Unallocated corporate	388	537
Total depreciation and amortization	$13,896	$15,080

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

Meredith Corporation has been committed to service journalism for nearly 115 years. Today, Meredith uses multiple distribution platforms—including broadcast television, print, digital, mobile, tablets, and video—to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

Meredith operates two business segments: local media and national media. The local media segment includes 17 owned or operated television stations reaching 11 percent of United States (U.S.) households. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith’s stations produce nearly 700 hours of local news and entertainment content each week, and operate leading local digital destinations.

Our national media segment reaches 100 million unduplicated women and nearly 75 percent of American millennial women. Meredith is the leader at creating content across media platforms in key consumer interest areas such as food, home, parenthood, and health through well-known brands such as Better Homes and Gardens, Allrecipes, Parents, Shape, and EatingWell. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. Meredith Xcelerated Marketing (MXM) is a leader at developing and delivering custom content and customer relationship marketing programs for many of the world’s top brands.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 62 percent of the Company's $399.9 million in revenues in the first three months of fiscal 2017 while the local media segment contributed 38 percent.

LOCAL MEDIA

Local media derives the majority of its revenues—66 percent in the first three months of fiscal 2017—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

NATIONAL MEDIA

Advertising revenues represented 51 percent of national media's first three months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites and apps to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 28 percent of national media's first three months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. The remaining 21 percent of national media's revenues came from a variety of activities which included the sale of customer relationship marketing products and services as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

FIRST QUARTER FISCAL 2017 FINANCIAL OVERVIEW

•	Local media revenues increased 21 percent and operating profit rose 73 percent compared to the prior-year period reflecting higher retransmission revenues and increased cyclical political advertising.

•
National media revenues declined 4 percent compared to the prior-year period as declines in the revenues of our magazine operations of $12.6 million and our brand licensing operations of $2.0 million more than offset increased revenues in our digital operations of $4.8 million. Approximately 30 percent of the decline in magazine operation revenues was due to the closure of MORE magazine effective following the April 2016 issue. National media operating profit increased 6 percent as improved operating results in our digital operations of $4.4 million and a lower severance and benefits accrual of $3.2 million compared to the prior-year period more than offset decreases in the operating profit of our brand licensing operations of $2.5 million, our MXM operations of $1.9 million, and our magazine operations of $1.7 million.

•
Diluted earnings per share increased 213 percent to $0.75 from $0.24 in the prior-year first three months. Prior year earnings per share was impacted by merger-related expenses incurred by the Company in the first quarter of fiscal 2016.

RESULTS OF OPERATIONS

Three months ended September 30,	2016	2015	Change
(In thousands except per share data)
Total revenues	$399,879	$384,666	4%
Operating expenses	(339,117)	(355,654)	(5)%
Income from operations	$60,762	$29,012	109%
Net earnings	$33,973	$11,029	208%
Diluted earnings per share	0.75	0.24	213%

The following sections provide an analysis of the results of operations for the local media and national media segments and an analysis of the consolidated results of operations for the three months ended September 30, 2016, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2016.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended September 30,	2016	2015	Change
(In thousands)
Non-political advertising	$84,184	$89,310	(6)%
Political advertising	16,353	2,120	671%
Other	52,049	35,037	49%
Total revenues	152,586	126,467	21%
Operating expenses	(101,964)	(97,140)	5%
Operating profit	$50,622	$29,327	73%
Operating profit margin	33.2%	23.2%

Revenues
Local media revenues increased 21 percent in the first quarter of fiscal 2017. Political advertising revenues totaled $16.4 million in the first quarter of fiscal 2017 compared with $2.1 million in the prior-year first quarter. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues decreased 6 percent in the first quarter of fiscal 2017. Local non-political advertising revenues declined 6 percent in the first quarter while national non-political advertising revenues decreased 8 percent for this period. Digital advertising, a component of non-political advertising revenues, increased more than 20 percent in the first quarter of fiscal 2017 as a series of growth strategies continued to drive higher advertising rates across the station group.

Other revenues grew 49 percent in the first quarter of fiscal 2017 primarily due to increased retransmission fees.

Operating Expenses
Local media operating expenses increased 5 percent in the first quarter of fiscal 2017 primarily due to higher programming fees paid to affiliated networks.

Operating Profit
Local media operating profit increased 73 percent in the first quarter of fiscal 2017 primarily due to increases in higher-margin retransmission and political advertising revenues in the quarter.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended September 30,	2016	2015	Change
(In thousands)
Advertising	$125,352	$127,240	(1)%
Circulation	68,668	72,175	(5)%
Other	53,273	58,784	(9)%
Total revenues	247,293	258,199	(4)%
Operating expenses	(223,182)	(235,396)	(5)%
Operating profit	$24,111	$22,803	6%
Operating profit margin	9.7%	8.8%

Revenues
National media advertising revenues decreased 1 percent in the first quarter of fiscal 2017. Digital advertising revenues grew 15 percent in the first quarter of fiscal 2017. Magazine advertising revenues decreased 7 percent, primarily the result of mix changes, and advertising pages decreased 1 percent in the first quarter of fiscal 2017. Among our core advertising categories, the prescription drug, food, and direct response categories showed strength while demand was weaker for the toiletries and cosmetics, household supplies, and non-prescription drug categories.

Magazine circulation revenues decreased 5 percent in the first quarter of fiscal 2017. Subscription revenues decreased in the high-single digits in the first quarter. Newsstand revenues increased in the mid-single digits in the first quarter. Subscription revenues declined due primarily to a reduction in the frequency of Family Fun magazine resulting in one less issue in the quarter, the closure of MORE magazine effective following the April 2016 issue, and ongoing efforts to source magazine subscribers from Meredith’s own database instead of external agent sources. This direct-to-publisher strategy increases circulation profit but lowers revenues over time. The closing of MORE magazine and the direct-to-publisher strategy are expected to affect subscription revenues throughout fiscal 2017.

Other revenues decreased 9 percent in the first quarter of fiscal 2017 primarily due to a decline in brand licensing revenues of $2.0 million due to the renewal of certain contracts impacting the timing of revenues. In addition, in our magazine operations, decreases of book sales of $1.6 million and of marketing and print services of $1.2 million also contributed to the decline.

Operating Expenses
National media operating expenses decreased 5 percent in the first quarter of fiscal 2017 primarily due to declines in circulation expenses of $3.8 million, severance and related benefit accruals of $3.2 million, postage and other delivery costs of $2.5 million, non-payroll related editorial costs of $2.1 million, paper expenses of $2.0 million, and processing costs of $1.5 million. The closing of MORE magazine contributed to these declines. Paper expense also decreased due to a mid-single digit decline in average paper prices as compared to the year-ago period. These decreases more than offset an increase in accrued contingent consideration expense of $1.7 million. The increase accrued contingent consideration expense is primarily due to there being a credit balance in the first quarter of fiscal 2016.

Operating Profit
National media operating profit increased 6 percent in the first quarter of fiscal 2017 as growth in the operating profit of our digital operations of $4.4 million and lower severance and benefits expense of $3.2 million more than offset declines in the operating profit of our brand licensing operations of $2.5 million, MXM's operations of $1.9 million, and our magazine operations of $1.7 million.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Three months ended September 30,	2016	2015	Change
(In thousands)
Costs and expenses	$13,971	$10,452	34%
Merger-related costs	—	12,666	(100)%
Unallocated corporate expenses	$13,971	$23,118	(40)%

Unallocated corporate costs and expenses increased 34 percent as compared to the prior-year first quarter primarily due to increases in performance-based incentive accruals of $2.4 million and consulting costs of $0.9 million.

In September 2015, the Company entered into a merger agreement with Media General, Inc. This agreement was terminated in January 2016. During the first quarter of fiscal 2016, the Company incurred $12.7 million in merger-related expenses.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended September 30,	2016	2015	Change
(In thousands)
Production, distribution, and editorial	$150,228	$153,178	(2)%
Selling, general, and administrative	174,993	174,730	0%
Depreciation and amortization	13,896	15,080	(8)%
Merger-related costs	—	12,666	(100)%
Operating expenses	$339,117	$355,654	(5)%

Fiscal 2017 production, distribution, and editorial costs decreased 2 percent in the first quarter as compared to the prior-year period. For the first quarter of fiscal 2017, declines in postage and other delivery costs of $2.5 million, employee compensation costs of $2.2 million, non-payroll related editorial costs of $2.1 million, paper expenses of $2.0 million, and processing costs of $1.5 million more than offset an increase in programming fees paid to affiliated networks of $4.3 million.

Selling, general, and administrative expenses were flat in the first quarter of fiscal 2017. For the first quarter, increased performance based incentive accruals of $3.8 million, and the reversal, in the prior year, of previously accrued restructuring costs of $1.1 million more than offset declines in circulation expenses of $3.8 million and lower severance and related benefit accruals of $3.4 million.

Depreciation and amortization expense declined 8 percent in the first quarter of fiscal 2017 primarily due to decreases in depreciation in our local media segment.

In September 2015, the Company entered into a merger agreement with Media General, Inc. This agreement was terminated in January 2016. During the first quarter of fiscal 2016, the Company incurred $12.7 million in merger-related expenses.

Income from Operations
Income from operations increased 109 percent in the first quarter of fiscal 2017 primarily due to the lack of $12.7 million of merger-related expenses as compared to the prior-year quarter and higher operating profits in our local media segment of $21.3 million.

Net Interest Expense
Net interest expense decreased to $4.7 million in the fiscal 2017 first quarter compared with $5.3 million in the prior-year first quarter. Average long-term debt outstanding was $693.4 million in the first quarter of fiscal 2017 compared with $807.3 million in the prior-year first quarter. The Company's approximate weighted average interest rate was 2.8 percent in the first three months of fiscal 2017 and 2.6 percent in the first three months of fiscal 2016. The weighted average interest rates include the effects of derivative financial instruments.

Income Taxes
Our effective tax rate was 39.3 percent in the first quarter of fiscal 2017 as compared to 53.5 percent in the first quarter of fiscal 2016. The fiscal 2016 first quarter effective tax rate was primarily impacted by anticipated limitations on the tax deductibility of certain merger-related expenses incurred prior to the termination of the merger agreement.

Net Earnings and Earnings per Share
Net earnings were $34.0 million ($0.75 per diluted share) in the quarter ended September 30, 2016, up 208 percent from $11.0 million ($0.24 per diluted share) in the prior-year first quarter. The increases in net earnings were primarily due to the higher income from operations and a lower effective tax rate as discussed above. Average basic shares outstanding decreased slightly and average diluted shares outstanding increased slightly in the first quarter of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30,	2016	2015
(In thousands)
Net earnings	$33,973	$11,029
Cash flows provided by operating activities	$35,360	$2,829
Cash flows used in investing activities	(2,232)	(73)
Cash flows provided by (used in) financing activities	(25,970)	4,351
Net increase in cash and cash equivalents	$7,158	$7,107

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2016, we had up to $150.0 million of additional available borrowings under our revolving credit facility, and up to $20.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $7.2 million in the first three months of fiscal 2017 compared to $7.1 million in the first three months of fiscal 2016.

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

Cash provided by operating activities totaled $35.4 million in the first three months of fiscal 2017 compared with $2.8 million in the first three months of fiscal 2016. The increase in cash provided by operating activities is primarily due to increased net earnings.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities increased to $2.2 million in the first three months of fiscal 2017 from $0.1 million in the prior-year period. Meredith received proceeds from the sale of assets in fiscal 2016. No such sales occurred in fiscal 2017.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash used by financing activities totaled $26.0 million in the three months ended September 30, 2016, compared with net cash provided by financing activities of $4.4 million for the three months ended September 30, 2015. The change in cash flows from financing activities is primarily due to a net $3.8 million of debt being issued in the current-year period compared to a net $24.3 million of debt being issued in the prior-year period. In addition, the Company spent an additional $12.6 million for purchases of Company stock in the current quarter.

Long-term Debt
At September 30, 2016, long-term debt outstanding totaled $698.8 million. The balance consisted of $218.8 million under a term loan, $100.0 million in fixed-rate unsecured senior notes, $250.0 million in floating-rate unsecured senior notes, $80.0 million under an asset-backed bank facility, and $50.0 million outstanding under a revolving credit facility.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.54 percent on the swap maturing in August 2018, 0.86 percent on the swap maturing in March 2019, and 0.84 percent on the swaps maturing in August 2019 as of September 30, 2016) on the $300.0 million notional amount of indebtedness.

The revolving credit facility has a capacity of up to $200.0 million. Both the revolving credit facility and the term loan have a five-year term which expires in March 2019. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At September 30, 2016, $218.8 million was outstanding under the term loan and $50.0 million was outstanding under the revolver. Of the term loan, $25.0 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

Of the fixed-rate unsecured senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 3.04 percent at September 30, 2016. The floating-rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating-rate unsecured senior notes was 3.26 percent at September 30, 2016, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating-rate unsecured senior notes was 3.03 percent at September 30, 2016, after taking into account the effect of the outstanding interest rate swap agreement. None of the floating-rate senior notes are due in the next 12 months. The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. As of

September 30, 2016, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). The asset-backed bank facility expires in October 2017.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at September 30, 2016.

Contractual Obligations
As of September 30, 2016, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2016.

Merger-Related Expenses
In September 2015, the Company entered into a merger agreement with Media General, Inc. This agreement was terminated in January 2016. During the first quarter of fiscal 2016, the Company incurred $12.7 million in merger-related expenses.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $18.4 million in the first three months of fiscal 2017 to repurchase 340,000 shares of common stock at then-current market prices. We spent $5.7 million to repurchase 122,000 shares in the first three months of fiscal 2016. We expect to continue repurchasing shares from time to time subject to market conditions. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 340,000 shares of common stock purchased during the first three months of the current fiscal year, 230,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of September 30, 2016, $78.2 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended September 30, 2016.

Dividends
Dividends paid in the first three months of fiscal 2017 totaled $22.4 million, or $0.4950 per share, compared with dividend payments of $20.7 million, or $0.4575 per share, in the first three months of fiscal 2016.

Capital Expenditures
Investment in property, plant, and equipment totaled $2.2 million in the first three months of fiscal 2017 compared with prior-year first three months' investment of $1.8 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2016. As of September 30, 2016, the Company's critical accounting policies had not changed from June 30, 2016.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At September 30, 2016, goodwill and intangible assets totaled $1.8 billion with $1.0 billion in the national media group and $0.8 billion in the local media group. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and

Note 4 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2016, for additional information.

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first three months of fiscal 2017 or will be effective in future periods.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; and the consequences of acquisitions and/or dispositions. Meredith's Form 10‑K for the year ended June 30, 2016, includes a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Form 10‑K for the year ended June 30, 2016, for a more complete discussion of these risks.

Interest Rates
We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At September 30, 2016, Meredith had $100.0 million outstanding in fixed-rate long-term debt. In addition, Meredith has effectively converted the $250.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $100.8 million from $100.6 million at September 30, 2016.

At September 30, 2016, $598.8 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on the portion of this debt that is not hedged by interest rate swaps. A 10 percent increase in interest rates would increase annual interest expense by $0.6 million.

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

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2016.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended September 30, 2016.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
July 1 to July 31, 2016	32,763	$55.71	4,748	$83,699
August 1 to August 31, 2016	274,689	54.34	77,649	79,515
September 1 to September 30, 2016	32,206	50.52	27,024	78,164
Total	339,658		109,421

1
The number of shares purchased includes 2,861 shares in July 2016, 77,649 shares in August 2016, and 396 shares in September 2016 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

2
The number of shares purchased includes 28,015 shares in July 2016, 197,040 shares in August 2016, and 5,182 shares in September 2016 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	October 27, 2016

INDEX TO ATTACHED EXHIBITS

Item

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1