Form 10-Q
period 2016-12-31
MEREDITH CORP
filed 2017-01-26
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at December 31, 2016
Common shares	39,334,685
Class B shares	5,160,053
Total common and Class B shares	44,494,738

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2016	June 30, 2016
(In thousands)
Current assets
Cash and cash equivalents	$44,488	$24,970
Accounts receivable, net	284,840	273,927
Inventories	20,009	20,678
Current portion of subscription acquisition costs	147,630	133,338
Current portion of broadcast rights	11,093	4,220
Other current assets	23,422	24,023
Total current assets	531,482	481,156
Property, plant, and equipment	536,744	530,052
Less accumulated depreciation	(352,986)	(339,099)
Net property, plant, and equipment	183,758	190,953
Subscription acquisition costs	97,939	95,960
Broadcast rights	4,610	4,565
Other assets	57,711	57,151
Intangible assets, net	913,157	913,877
Goodwill	895,389	883,129
Total assets	$2,684,046	$2,626,791

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$62,500	$75,000
Current portion of long-term broadcast rights payable	11,956	4,649
Accounts payable	75,694	82,107
Accrued expenses and other liabilities	127,598	116,777
Current portion of unearned subscription revenues	213,648	199,359
Total current liabilities	491,396	477,892
Long-term debt	611,691	618,506
Long-term broadcast rights payable	5,528	5,524
Unearned subscription revenues	131,002	128,534
Deferred income taxes	361,278	336,346
Other noncurrent liabilities	127,266	170,946
Total liabilities	1,728,161	1,737,748
Shareholders' equity
Series preferred stock	—	—
Common stock	39,335	39,272
Class B stock	5,160	5,284
Additional paid-in capital	55,333	54,282
Retained earnings	879,661	818,706
Accumulated other comprehensive loss	(23,604)	(28,501)
Total shareholders' equity	955,885	889,043
Total liabilities and shareholders' equity	$2,684,046	$2,626,791

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2016	2015	2016	2015
(In thousands except per share data)
Revenues
Advertising	$267,129	$241,571	$493,018	$460,241
Circulation	66,805	66,351	135,473	138,526
All other	108,708	98,491	214,030	192,312
Total revenues	442,642	406,413	842,521	791,079
Operating expenses
Production, distribution, and editorial	148,625	151,065	298,853	304,243
Selling, general, and administrative	170,643	176,792	345,636	351,522
Depreciation and amortization	13,549	14,986	27,445	30,066
Merger-related costs	—	3,457	—	16,123
Total operating expenses	332,817	346,300	671,934	701,954
Income from operations	109,825	60,113	170,587	89,125
Interest expense, net	(4,679)	(5,265)	(9,428)	(10,578)
Earnings before income taxes	105,146	54,848	161,159	78,547
Income taxes	(33,341)	(22,329)	(55,381)	(34,999)
Net earnings	$71,805	$32,519	$105,778	$43,548

Basic earnings per share	$1.61	$0.73	$2.38	$0.98
Basic average shares outstanding	44,511	44,640	44,535	44,626

Diluted earnings per share	$1.58	$0.72	$2.33	$0.96
Diluted average shares outstanding	45,378	45,358	45,385	45,373

Dividends paid per share	$0.4950	$0.4575	$0.9900	$0.9150

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2016	2015	2016	2015
(In thousands)
Net earnings	$71,805	$32,519	$105,778	$43,548
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	537	(2)	1,075	(3)
Unrealized gain (loss) on interest rate swaps	2,354	2,162	3,822	(46)
Other comprehensive income (loss), net of income taxes	2,891	2,160	4,897	(49)
Comprehensive income	$74,696	$34,679	$110,675	$43,499

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2016	$39,272	$5,284	$54,282	$818,706	$(28,501)	$889,043
Net earnings	—	—	—	105,778	—	105,778
Other comprehensive income, net of income taxes	—	—	—	—	4,897	4,897
Shares issued under incentive plans, net of forfeitures	438	—	16,550	—	—	16,988
Purchases of Company stock	(499)	—	(25,954)	—	—	(26,453)
Share-based compensation	—	—	9,408	—	—	9,408
Conversion of Class B to common stock	124	(124)	—	—	—	—
Dividends paid
Common stock	—	—	—	(39,654)	—	(39,654)
Class B stock	—	—	—	(5,169)	—	(5,169)
Tax benefit from share-based awards	—	—	1,047	—	—	1,047
Balance at December 31, 2016	$39,335	$5,160	$55,333	$879,661	$(23,604)	$955,885

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended December 31,	2016	2015
(In thousands)
Cash flows from operating activities
Net earnings	$105,778	$43,548
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	17,885	20,249
Amortization	9,560	9,817
Share-based compensation	9,408	8,804
Deferred income taxes	21,879	15,149
Amortization of broadcast rights	8,740	8,452
Payments for broadcast rights	(8,346)	(8,313)
Provision for write-down of impaired assets	1,838	—
Fair value adjustments to contingent consideration	(17,961)	(140)
Excess tax benefits from share-based payments	(2,883)	(1,706)
Changes in assets and liabilities	(28,617)	(48,158)
Net cash provided by operating activities	117,281	47,702
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(11,819)	(186)
Additions to property, plant, and equipment	(10,949)	(7,866)
Proceeds from disposition of assets	—	1,767
Net cash used in investing activities	(22,768)	(6,285)
Cash flows from financing activities
Proceeds from issuance of long-term debt	270,000	90,000
Repayments of long-term debt	(288,125)	(86,250)
Dividends paid	(44,823)	(41,362)
Purchases of Company stock	(26,453)	(6,538)
Proceeds from common stock issued	16,988	6,455
Payment of acquisition-related contingent consideration	(4,000)	(288)
Excess tax benefits from share-based payments	2,883	1,706
Other	(1,465)	(114)
Net cash used in financing activities	(74,995)	(36,391)
Net increase in cash and cash equivalents	19,518	5,026
Cash and cash equivalents at beginning of period	24,970	22,833
Cash and cash equivalents at end of period	$44,488	$27,859

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

The condensed consolidated financial statements as of December 31, 2016, and for the three and six months ended December 31, 2016 and 2015, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2016, were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Adopted Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of debt issuance costs. The new standard requires that debt issuance costs be recorded as a reduction from the face amount of the related debt rather than recorded as a deferred asset, with amortization recorded as interest expense. The Company adopted this guidance in the first quarter of fiscal 2017, and it was retrospectively applied to the prior period, as required. Adoption changed the classification of debt issuance costs from other assets to current portion of long-term debt or long-term debt based on the classification of the related debt instrument. As a result, other assets and long-term debt each decreased by $1.5 million as of June 30, 2016, compared to amounts previously reported. Additionally, the format of the long-term debt disclosure was updated to include debt issuance costs separately. The adoption did not have an impact on our results of operations or cash flows.

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

Pending Accounting Pronouncements—In August 2016, the FASB issued an accounting standards update clarifying the classification of certain cash receipts and payments in the statement of cash flows. The update is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. Retrospective adoption is required in our first quarter of fiscal 2019 with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact this update will have on its consolidated financial statements and the timing of adoption.

In January 2017, the FASB issued an accounting standards update that clarifies the definition of a business and adds guidance to assist entities in the determination of whether an acquisition (or disposal) represents assets or a business. The update provides a test to determine whether or not an acquisition is a business. If substantially all of the fair value of the assets acquired is concentrated into a single asset or a group of similar identifiable assets, the acquired assets do not represent a business. If this test is not met, the update provides further guidance to evaluate if the acquisition represents a business. Prospective adoption is required in the first quarter of fiscal 2019. Early adoption is permitted if certain transaction criteria are met. The Company is currently evaluating the impact this update will have on its consolidated financial statements and the timing of adoption.

2. Acquisitions

On December 7, 2016, Meredith acquired the assets of a digital lead-generation company in the home services market. The acquisition-date fair value of the consideration was $21.1 million, which consisted of $13.4 million of cash and $7.7 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on the achievement of certain targets in fiscal 2017 and on financial performance during fiscal 2017 through fiscal 2021 measured in terms of earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 10. As of December 31, 2016, the Company estimates the future payments will range from $7.3 million to $9.3 million. As a result of this acquisition, $21.1 million of goodwill and other intangible assets were recorded in the Condensed Consolidated Balance Sheet.

In fiscal 2015, the Company acquired a business for a purchase price which included contingent consideration based on the fiscal 2018 results of the business. The fair value of the contingent consideration was estimated based on the projected results for fiscal 2018 in financial models developed for the business. These models are reviewed and updated on a quarterly basis. During the second quarter of fiscal 2017, a comprehensive review of the acquired business’s operations was completed. As a result of the business having failed to achieve certain key milestones, the Company revised its financial models for the acquired business. Projected fiscal 2018 results for the business are now lower than originally estimated. Accordingly, in the second quarter of fiscal 2017, the Company recognized a non-cash credit to operations of $19.6 million to reduce the estimated contingent consideration payable on the previously acquired business. This credit was recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings. As of December 31, 2016, the Company estimates the future aggregate payments for this business will range from zero to $10 million.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 56 percent are under the last-in first-out (LIFO) method at December 31, 2016, and 54 percent at June 30, 2016.

(In thousands)	December 31, 2016	June 30, 2016
Raw materials	$8,637	$11,698
Work in process	13,096	10,107
Finished goods	1,237	1,834
	22,970	23,639
Reserve for LIFO cost valuation	(2,961)	(2,961)
Inventories	$20,009	$20,678

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2016			June 30, 2016
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$21,860	$(13,224)	$8,636	$18,610	$(10,670)	$7,940
Customer lists	3,080	(2,930)	150	5,230	(4,310)	920
Other	23,515	(8,336)	15,179	19,425	(8,685)	10,740
Local media
Network affiliation agreements	229,309	(139,003)	90,306	229,309	(135,789)	93,520
Retransmission agreements	21,229	(8,762)	12,467	21,229	(6,993)	14,236
Other	1,023	(330)	693	1,214	(419)	795
Total	$300,016	$(172,585)	127,431	$295,017	$(166,866)	128,151
Intangible assets not
subject to amortization
National media
Internet domain names			7,827			7,827
Trademarks			153,215			153,215
Local media
FCC licenses			624,684			624,684
Total			785,726			785,726
Intangible assets, net			$913,157			$913,877

Amortization expense was $9.6 million and $9.8 million for the six months ended December 31, 2016 and 2015, respectively. Annual amortization expense for intangible assets is expected to be as follows: $19.1 million in fiscal 2017, $16.8 million in fiscal 2018, $14.3 million in fiscal 2019, $13.3 million in fiscal 2020, and $9.3 million in fiscal 2021.

Changes in the carrying amount of goodwill were as follows:

Six months ended December 31,	2016			2015
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period
Goodwill	$931,303	$68,775	$1,000,078	$932,471	$68,775	$1,001,246
Accumulated impairment losses	(116,949)	—	(116,949)	—	—	—
Total goodwill	814,354	68,775	883,129	932,471	68,775	1,001,246
Acquisition adjustments	12,260	—	12,260	(1,168)	—	(1,168)
Balance at end of period
Goodwill	943,563	68,775	1,012,338	931,303	68,775	1,000,078
Accumulated impairment losses	(116,949)	—	(116,949)	—	—	—
Total goodwill	$826,614	$68,775	$895,389	$931,303	$68,775	$1,000,078

5. Restructuring Accrual

During the second quarter of fiscal 2017, management committed to a performance improvement plan that included selected workforce reductions primarily in our national media group. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $8.1 million including $7.6 million for severance and related benefit costs related to the involuntary termination of employees and other accruals of $0.3 million. The majority of severance costs are being paid out over a 12-month period. The plan affects approximately 125 employees. The severance and related benefit costs and other accruals are recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings. The Company also wrote down manuscript and art inventory by $0.2 million, which is recorded in the production, distribution, and editorial line of the Condensed Consolidated Statements of Earnings.

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

During the second quarter of fiscal 2016, management committed to a performance improvement plan that included selected workforce reductions. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $1.0 million for severance and related benefit costs related to the involuntary termination of employees. The majority of severance costs have been paid out. The plan affected approximately 25 employees. The Company also recorded $0.5 million in reversals of excess restructuring reserves accrued in prior fiscal years. The severance and related benefit costs and the credits for the reversal of excess restructuring reserves are recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual are as follows:

Six months ended December 31,	2016	2015
(In thousands)
Balance at beginning of period	$7,388	$15,731
Severance accruals	7,578	4,380
Cash payments	(3,484)	(8,108)
Reversal of excess accrual	(13)	(1,584)
Balance at end of period	$11,469	$10,419

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	December 31, 2016	June 30, 2016
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/20/2017	$80,000	$80,000
Revolving credit facility of $200 million, due 11/30/2021	—	40,000
Term loan due 11/30/2021	246,875	225,000

Private placement notes
3.04% senior notes, due 3/1/2017	50,000	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	100,000
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	676,875	695,000
Unamortized debt issuance costs	(2,684)	(1,494)
Current portion of long-term debt	(62,500)	(75,000)
Long-term debt	$611,691	$618,506

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At December 31, 2016, $175.4 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 3.75 percent at December 31, 2016, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

During the second quarter of fiscal 2017, Meredith amended and restated its credit agreement that provides a revolving credit facility of $200.0 million and a term loan facility of $250.0 million, which now expires in November 2021. Other than extending the expiration date, the terms of the amended and restated credit agreement are substantially the same as those previously in place. The interest rate under both facilities is variable based on London Interbank Offered Rate (LIBOR) and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the debt agreement) ratio. The commitment fees under the revolving credit facility range from 0.125 percent to 0.250 percent of the unused commitment based on the

Company's leverage ratio. The amended and restated credit agreement replaced our prior revolving credit facility and term loan.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month LIBOR (0.74 percent on the swap maturing in August 2018, 0.99 percent on the swap maturing in March 2019, and 0.94 percent on the swaps maturing in August 2019 as of December 31, 2016) on the $300.0 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive income to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at either December 31, 2016 or 2015.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At December 31, 2016, the swaps had a fair value of $1.0 million liability. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. The Company strives to manage this exposure through diversification and monitoring of the creditworthiness of the counterparties. There was $0.4 million of potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at December 31, 2016. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at December 31, 2016.

7. Income Taxes

Our effective tax rate was 31.7 percent in the second quarter and 34.4 percent in the first six months of fiscal 2017 as compared to 40.7 percent in the second quarter and 44.6 percent in the first six months of fiscal 2016. The fiscal 2017 effective tax rates were primarily impacted by a credit to income taxes of $6.7 million in the second quarter of fiscal 2017 related to the resolution of certain federal and state tax matters. The fiscal 2016 effective tax rates were primarily impacted by anticipated limitations on the tax deductibility of certain expenses.

8. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Six Months
Periods ended December 31,	2016	2015	2016	2015
(In thousands)
Pension benefits
Service cost	$3,136	$2,977	$6,273	$5,954
Interest cost	1,225	1,469	2,450	2,938
Expected return on plan assets	(2,298)	(2,746)	(4,596)	(5,492)
Prior service cost amortization	49	49	97	98
Actuarial loss amortization	897	157	1,794	314
Net periodic benefit costs	$3,009	$1,906	$6,018	$3,812

Postretirement benefits
Service cost	$23	$25	$46	$50
Interest cost	80	96	160	192
Prior service credit amortization	(98)	(107)	(196)	(214)
Actuarial gain amortization	(77)	(169)	(155)	(338)
Net periodic benefit credit	$(72)	$(155)	$(145)	$(310)

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

9. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Six Months
Periods ended December 31,	2016	2015	2016	2015
(In thousands except per share data)
Net earnings	$71,805	$32,519	$105,778	$43,548
Basic average shares outstanding	44,511	44,640	44,535	44,626
Dilutive effect of stock options and equivalents	867	718	850	747
Diluted average shares outstanding	45,378	45,358	45,385	45,373
Earnings per share
Basic earnings per share	$1.61	$0.73	$2.38	$0.98
Diluted earnings per share	1.58	0.72	2.33	0.96

For the three months ended December 31, 2016 and 2015, antidilutive options excluded from the above calculations totaled 0.8 million (with a weighted average exercise price of $53.64) and 1.5 million (with a weighted average exercise price of $48.58), respectively.

For the six months ended December 31, 2016 and 2015, antidilutive options excluded from the above calculations totaled 0.5 million (with a weighted average exercise price of $53.98) and 1.3 million (with a weighted average exercise price of $49.26), respectively.

In the six months ended December 31, 2016 and 2015, options were exercised to purchase 0.4 million and 0.1 million common shares, respectively.

10. Fair Value Measurements

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	December 31, 2016		June 30, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$17,484	$16,709	$10,173	$9,655
Total long-term debt	676,875	677,125	695,000	695,533

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In thousands)	December 31, 2016	June 30, 2016
Property, plant, and equipment
Corporate airplanes, held for sale	$2,800	$2,800
Other assets
Interest rate swaps	414	—
Accrued expenses and other liabilities
Contingent consideration	10,431	—
Interest rate swaps	1,420	2,768
Other noncurrent liabilities
Contingent consideration	31,920	56,631
Interest rate swaps	—	4,511

The fair value of interest rate swaps is determined using discounted cash flows derived from market observable inputs including swap curves that are included in Level 2. The fair values of contingent consideration and corporate airplanes are based on significant inputs not observable in the market and thus represents Level 3 measurements.

Details of changes in the fair value of Level 3 contingent consideration and corporate airplanes are as follows:

Six months ended December 31,	2016	2015
(in thousands)
Contingent consideration
Balance at beginning of period	$56,631	$61,535
Additions due to acquisitions	7,681	—
Payments	(4,000)	(288)
Change in present value of contingent consideration (1)	(17,961)	(140)
Balance at end of period	$42,351	$61,107

Corporate airplanes, held for sale
Balance at beginning of period (2)	$2,800	$—
Fair market adjustment of corporate airplanes	—	—
Balance at end of period	$2,800	$—

(1)     Change in present value of contingent consideration is recorded in the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings and is comprised of changes in estimated earn out payments based on projections of performance and the accretion of the present value discount.

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods ended December 31,	2016	2015	2016	2015
(In thousands)
Revenues
National media	$259,345	$266,527	$506,638	$524,726
Local media	183,297	139,886	335,883	266,353
Total revenues	$442,642	$406,413	$842,521	$791,079

Segment profit
National media	$46,757	$33,583	$70,868	$56,386
Local media	76,815	40,441	127,437	69,768
Unallocated corporate	(13,747)	(13,911)	(27,718)	(37,029)
Income from operations	109,825	60,113	170,587	89,125
Interest expense, net	(4,679)	(5,265)	(9,428)	(10,578)
Earnings before income taxes	$105,146	$54,848	$161,159	$78,547

Depreciation and amortization
National media	$4,330	$4,833	$8,848	$9,398
Local media	8,865	9,616	17,855	19,594
Unallocated corporate	354	537	742	1,074
Total depreciation and amortization	$13,549	$14,986	$27,445	$30,066

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

Meredith Corporation has been committed to service journalism for 115 years. Today, Meredith uses multiple distribution platforms—including broadcast television, print, digital, mobile, tablets, and video—to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

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

Our national media segment reaches 100 million unduplicated women and nearly 75 percent of American millennial women. Meredith is the leader at creating content across media platforms in key consumer interest areas such as food, home, parenting, and lifestyle through well-known brands such as Better Homes and Gardens, Allrecipes, Parents, and Shape. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 5,000 Walmart stores across the U.S. Meredith Xcelerated Marketing (MXM) is a leader at developing and delivering custom content and customer relationship marketing programs for many of the world’s top brands.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 60 percent of the Company's $842.5 million in revenues in the first six months of fiscal 2017 while the local media segment contributed 40 percent.

LOCAL MEDIA

Local media derives the majority of its revenues—69 percent in the first six months of fiscal 2017—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

NATIONAL MEDIA

Advertising revenues represented 51 percent of national media's first six months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites and apps to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 27 percent of national media's first six months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. The remaining 22 percent of national media's revenues came from a variety of activities which included the sale of customer relationship marketing products and services as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

FIRST SIX MONTHS FISCAL 2017 FINANCIAL OVERVIEW

•	Local media revenues increased 26 percent and operating profit rose 83 percent compared to the prior-year period reflecting increased cyclical political advertising and higher retransmission revenues.

•
National media revenues declined 3 percent compared to the prior-year period as declines in the revenues of our magazine operations of $20.5 million, our MXM operations of $5.9 million, and our brand licensing operations of $5.3 million more than offset increased revenues in our digital operations of $13.4 million. Approximately 20 percent of the decline in magazine operation revenues was due to the closure of MORE magazine effective following the April 2016 issue. National media operating profit increased 26 percent primarily due to a reduction in previously accrued contingent consideration payable of $19.6 million recorded in the second quarter of fiscal 2017. In addition, operating results in our digital operations improved by $13.5 million. These increases were partially offset by decreases in the operating profit of our MXM operations of $5.4 million, our brand licensing operations of $5.4 million, and our magazine operations of $3.5 million.

•	Due to the resolution of certain federal and state tax matters, in the second quarter of fiscal 2017, income taxes were reduced by $6.7 million.

•
Diluted earnings per share increased 143 percent to $2.33 from $0.96 in the prior-year first six months primarily due to the reduction in previously accrued contingent consideration payable, the increase in political advertising revenues, and the credit to income taxes. Prior-year earnings per share was impacted by merger-related expenses incurred by the Company in the first six months of fiscal 2016.

RESULTS OF OPERATIONS

Three months ended December 31,	2016	2015	Change
(In thousands except per share data)
Total revenues	$442,642	$406,413	9%
Operating expenses	(332,817)	(346,300)	(4)%
Income from operations	$109,825	$60,113	83%
Net earnings	$71,805	$32,519	121%
Diluted earnings per share	1.58	0.72	119%

Six months ended December 31,	2016	2015	Change
(In thousands except per share data)
Total revenues	$842,521	$791,079	7%
Operating expenses	(671,934)	(701,954)	(4)%
Income from operations	$170,587	$89,125	91%
Net earnings	$105,778	$43,548	143%
Diluted earnings per share	2.33	0.96	143%

The following sections provide an analysis of the results of operations for the local media and national media segments and an analysis of the consolidated results of operations for the three and six months ended December 31, 2016, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2016.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended December 31,	2016	2015	Change
(In thousands)
Non-political advertising	$91,958	$103,557	(11)%
Political advertising	40,068	798	4,921%
Other	51,271	35,531	44%
Total revenues	183,297	139,886	31%
Operating expenses	(106,482)	(99,445)	7%
Operating profit	$76,815	$40,441	90%
Operating profit margin	41.9%	28.9%

Six months ended December 31,	2016	2015	Change
(In thousands)
Non-political advertising	$176,142	$192,867	(9)%
Political advertising	56,421	2,918	1,834%
Other	103,320	70,568	46%
Total revenues	335,883	266,353	26%
Operating expenses	(208,446)	(196,585)	6%
Operating profit	$127,437	$69,768	83%
Operating profit margin	37.9%	26.2%

Revenues
Local media revenues increased 31 percent in the second quarter and 26 percent in the first six months of fiscal 2017. Political advertising revenues totaled $40.1 million in the second quarter and $56.4 million in the first six months of the current fiscal year compared with $0.8 million in the prior-year second quarter and $2.9 million in the prior-year six-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues decreased 11 percent in the second quarter and 9 percent in the first six months of fiscal 2017. Local non-political advertising revenues declined 11 percent in the second quarter and 9 percent in the first six months of fiscal 2017 while national non-political advertising revenues decreased 15 percent in the second quarter and 11 percent in the first six months of fiscal 2017. Digital advertising, a component of non-political advertising revenues, increased 18 percent in the second quarter and 20 percent in the first six months of fiscal 2017 as a series of growth strategies continued to drive higher advertising rates across the station group.

Other revenues grew 44 percent in the second quarter of fiscal 2017 and 46 percent in the six-month period primarily due to increased retransmission fees.

Operating Expenses
Local media operating expenses increased 7 percent in the second quarter of fiscal 2017 primarily due to higher programming fees paid to affiliated networks of $5.3 million and the write-down of cost-method investments of $1.7 million. Local media operating expenses increased 6 percent in the first six months of fiscal 2017 primarily due to higher programming fees paid to affiliated networks of $9.6 million and the write-down of cost-method investments of $1.7 million.

Operating Profit
Local media operating profit increased 90 percent in the second quarter and 83 percent in the first six months of fiscal 2017 compared with the prior-year periods reflecting the increase in higher-margin political advertising and retransmission revenues.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended December 31,	2016	2015	Change
(In thousands)
Advertising	$135,103	$137,216	(2)%
Circulation	66,805	66,351	1%
Other	57,437	62,960	(9)%
Total revenues	259,345	266,527	(3)%
Operating expenses	(212,588)	(232,944)	(9)%
Operating profit	$46,757	$33,583	39%
Operating profit margin	18.0%	12.6%

Six months ended December 31,	2016	2015	Change
(In thousands)
Advertising	$260,455	$264,456	(2)%
Circulation	135,473	138,526	(2)%
Other	110,710	121,744	(9)%
Total revenues	506,638	524,726	(3)%
Operating expenses	(435,770)	(468,340)	(7)%
Operating profit	$70,868	$56,386	26%
Operating profit margin	14.0%	10.7%

Revenues
National media advertising revenues decreased 2 percent in the second quarter and in the first six months of fiscal 2017, primarily due to the closure of MORE magazine effective following the April 2016 issue. Digital advertising revenues grew 16 percent in the second quarter and in the first six months of fiscal 2017. Magazine advertising revenues declined 10 percent, primarily the result of mix changes, and advertising pages decreased 3 percent in the second quarter of fiscal 2017. Similarly, for the first six months of fiscal 2017 magazine advertising revenues and ad pages decreased 8 percent and 2 percent, respectively. Among our core advertising categories, the direct response, pets, and cosmetics categories showed strength while demand was weaker for the non-prescription drug, home, and retail categories.

Magazine circulation revenues increased 1 percent in the second quarter of fiscal 2017. They declined 2 percent in the first six months of fiscal 2017. Subscription revenues were down 2 percent in the second quarter and 4 percent in the first six months of fiscal 2017. Newsstand revenues increased in the high teens on a percentage basis in the second quarter and the low teens in the first six months of fiscal 2017 primarily due to a strong debut of The Magnolia Journal, Meredith’s quarterly lifestyle magazine based on Joanna and Chip Gaines’ popular Magnolia brand. Subscription revenues declined due primarily to the closure of MORE magazine and ongoing efforts to source magazine subscribers from Meredith’s own database instead of external agent sources. This direct-to-publisher strategy increases circulation profit but lowers revenues over time. The closing of MORE magazine and the direct-to-publisher strategy are expected to adversely affect subscription revenues throughout fiscal 2017.

Other revenues decreased 9 percent in the second quarter and the first six months of fiscal 2017 primarily due to declines in MXM and brand licensing revenues. MXM revenues declined primarily due to certain client losses and project scope reductions. Brand licensing revenues were down primarily due to the renewal of certain contracts impacting the timing of revenues.

Operating Expenses
National media operating expenses decreased 9 percent in the second quarter and 7 percent in the first six months of fiscal 2017 primarily due to a reduction in contingent consideration payable of $19.6 million recorded in the second quarter of fiscal 2017. In addition, for the second quarter, declines in non-payroll related editorial costs of $2.1 million, postage and other delivery costs of $1.7 million, and employee compensation costs of $1.2 million more than offset increases in severance and related benefit accruals of $5.7 million and circulation expenses of $1.5 million. In the first six months of fiscal 2017, decreases in non-payroll related editorial costs of $4.1 million, postage and other delivery costs of $4.1 million, paper expense of $2.5 million, employee compensation costs of $2.4 million, and circulation expenses of $2.3 million more than offset an increase in severance and related benefit accruals of $2.4 million. The closing of MORE magazine contributed to the expense declines.

Operating Profit
National media operating profit increased 39 percent in the second quarter of fiscal 2017 primarily due to a reduction in previously accrued contingent consideration payable of $19.6 million. In addition, growth in the operating profit of our digital operations of $9.1 million was partially offset by higher severance and benefits expense of $5.7 million and declines in the operating profit of MXM's operations of $3.6 million, our brand licensing operations of $2.9 million, and our magazine operations of $1.9 million. National media operating profit grew 26 percent in the first six months of fiscal 2017 primarily due to a reduction in previously accrued contingent consideration payable of $19.6 million. In addition, growth in the operating profit of our digital operations of $13.5 million was partially offset by declines in the operating profit of MXM's operations of $5.4 million, our brand licensing operations of $5.4 million, and our magazine operations of $3.5 million.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Three months ended December 31,	2016	2015	Change
(In thousands)
Costs and expenses	$13,747	$10,454	31%
Merger-related costs	—	3,457	(100)%
Unallocated corporate expenses	$13,747	$13,911	(1)%

Six months ended December 31,	2016	2015	Change
(In thousands)
Costs and expenses	$27,718	$20,906	33%
Merger-related costs	—	16,123	(100)%
Unallocated corporate expenses	$27,718	$37,029	(25)%

Unallocated corporate costs and expenses increased 31 percent as compared to the prior-year second quarter primarily due to increases in performance-based incentive accruals of $1.9 million and benefit costs of $1.1 million. Unallocated corporate costs and expenses increased 33 percent in the first six months of fiscal 2017 primarily due to increases in performance-based incentive accruals of $4.3 million, benefit costs of $1.8 million, and consulting costs of $1.3 million.

In September 2015, the Company entered into a merger agreement with Media General, Inc. This agreement was terminated in January 2016. During the second quarter and first six months of fiscal 2016, the Company incurred $3.5 million and $16.1 million, respectively, in merger-related expenses.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended December 31,	2016	2015	Change
(In thousands)
Production, distribution, and editorial	$148,625	$151,065	(2)%
Selling, general, and administrative	170,643	176,792	(3)%
Depreciation and amortization	13,549	14,986	(10)%
Merger-related costs	—	3,457	(100)%
Operating expenses	$332,817	$346,300	(4)%

Six months ended December 31,	2016	2015	Change
(In thousands)
Production, distribution, and editorial	$298,853	$304,243	(2)%
Selling, general, and administrative	345,636	351,522	(2)%
Depreciation and amortization	27,445	30,066	(9)%
Merger-related costs	—	16,123	(100)%
Operating expenses	$671,934	$701,954	(4)%

Fiscal 2017 production, distribution, and editorial costs decreased 2 percent in the second quarter and in the first six months as compared to the prior-year periods. For the second quarter, declines in non-payroll related editorial costs of $2.1 million, employee compensation costs of $1.8 million, and postage and other delivery costs of $1.7 million more than offset an increase in programming fees paid to affiliated networks of $5.3 million. For the first six months of fiscal 2017, declines in non-payroll related editorial costs of $4.1 million, postage and other delivery costs of $4.1 million, employee compensation costs of $4.0 million, and paper expense of $2.5 million more than offset an increase in programming fees paid to affiliated networks of $9.6 million.

Selling, general, and administrative expenses decreased 3 percent in the second quarter of fiscal 2017 and 2 percent in the first six months of fiscal 2017. For the second quarter, a credit to expenses for a reduction in previously accrued contingent consideration of $19.6 million was partially offset by increased severance and related benefit accruals of $6.6 million, higher benefit costs of $2.0 million, the write-down of cost-method investments of $1.7 million, increased employee compensation costs of $1.6 million, and higher circulation expenses of $1.5 million. For the first six months of fiscal 2017, a credit to expenses for a reduction in previously accrued contingent consideration of $19.6 million and lower circulation expenses of $2.3 million were partially offset by increased severance and related benefit accruals of $3.2 million, increased performance-based incentive accruals of $3.0 million, higher benefit costs of $2.9 million, increased employee compensation costs of $2.6 million, the write-down of cost-method investments of $1.7 million, and a reduction in the reversal of previously accrued restructuring costs of $1.6 million.

Depreciation and amortization expense declined 10 percent in the second quarter of fiscal 2017 and 9 percent in the first six months of fiscal 2017 primarily due to decreases in depreciation in our local media segment.

In September 2015, the Company entered into a merger agreement with Media General, Inc. This agreement was terminated in January 2016. During the second quarter of fiscal 2016, the Company incurred $3.5 million in merger-related expenses. In the first six months of fiscal 2016, the Company incurred $16.1 million in merger-related expenses.

Income from Operations
Income from operations increased 83 percent in the second quarter of fiscal 2017 primarily due to higher operating profits in our local media segment of $36.4 million, the reduction in previously accrued contingent consideration payable of $19.6 million, and the lack of $3.5 million of merger-related expenses as compared to the prior-year quarter. These items were partially offset by an increased severance and benefits accrual of $6.6 million.

Income from operations increased 91 percent in the first six months of fiscal 2017 primarily due to higher operating profits in our local media segment of $57.7 million, the reduction in previously accrued contingent consideration payable of $19.6 million, and the lack of $16.1 million of merger-related expenses as compared to the prior-year first six months. These items were partially offset by an increased severance and benefits accrual of $3.2 million and increased performance-based incentive accruals of $3.0 million.

Net Interest Expense
Net interest expense decreased to $4.7 million in the fiscal 2017 second quarter compared with $5.3 million in the prior-year second quarter. For the six months ended December 31, 2016, net interest expense was $9.4 million versus $10.6 million in the first six months of fiscal 2016. Average long-term debt outstanding was $683.6 million in the second quarter of fiscal 2017 and $687.1 million for the six-month period compared with $809.2 million in the prior-year second quarter and $806.7 million in the prior-year six-month period. The Company's approximate weighted average interest rate was 2.8 percent in the first six months of fiscal 2017 and 2.6 percent in the first six months of fiscal 2016. The weighted average interest rates include the effects of derivative financial instruments.

Income Taxes
Our effective tax rate was 31.7 percent in the second quarter and 34.4 percent in the first six months of fiscal 2017 as compared to 40.7 percent in the second quarter and 44.6 percent in the first six months of fiscal 2016. The fiscal 2017 effective tax rates were primarily impacted by a credit to income taxes of $6.7 million related to the resolution of certain federal and state tax matters. The fiscal 2016 effective tax rates were primarily impacted by anticipated limitations on the tax deductibility of certain merger-related expenses incurred prior to the termination of the merger agreement.

Net Earnings and Earnings per Share
Net earnings were $71.8 million ($1.58 per diluted share) in the quarter ended December 31, 2016, up 121 percent from $32.5 million ($0.72 per diluted share) in the prior-year second quarter. For the six months ended December 31, 2016, net earnings were $105.8 million ($2.33 per diluted share), an increase of 143 percent from prior-year six months earnings of $43.5 million ($0.96 per diluted share). The increases in net earnings were primarily due to the higher income from operations and a lower effective tax rate as discussed above. Average basic shares outstanding decreased slightly and average diluted shares outstanding increased slightly in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended December 31,	2016	2015
(In thousands)
Net earnings	$105,778	$43,548
Cash flows provided by operating activities	$117,281	$47,702
Cash flows used in investing activities	(22,768)	(6,285)
Cash flows used in financing activities	(74,995)	(36,391)
Net increase in cash and cash equivalents	$19,518	$5,026

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2016, we had up to $200.0 million of additional available borrowings under our revolving credit facility, and up to $20.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $19.5 million in the first six months of fiscal 2017 compared to $5.0 million in the first six months of fiscal 2016.

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

Cash provided by operating activities totaled $117.3 million in the first six months of fiscal 2017 compared with $47.7 million in the first six months of fiscal 2016. The increase in cash provided by operating activities was primarily due to increased net earnings.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities increased to $22.8 million in the first six months of fiscal 2017 from $6.3 million in the prior-year period primarily due to the acquisition of a business in the current period.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash used by financing activities increased to $75.0 million in the six months ended December 31, 2016, from $36.4 million in the prior-year period. The change in cash flows from financing activities is primarily due to a net $18.1 million of debt payments in the current-year period compared to a net $3.8 million of debt issuances in the prior-year period. In addition, the Company spent an additional $19.9 million for purchases of Company stock in the current period.

Long-term Debt
At December 31, 2016, long-term debt outstanding totaled $676.9 million. The balance consisted of $246.9 million under a term loan, $100.0 million in fixed-rate unsecured senior notes, $250.0 million in floating-rate unsecured senior notes, $80.0 million under an asset-backed bank facility, and an undrawn revolving credit facility.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.74 percent on the swap maturing in August 2018, 0.99 percent on the swap maturing in March 2019, and 0.94 percent on the swaps maturing in August 2019 as of December 31, 2016) on the $300.0 million notional amount of indebtedness.

During the second quarter of fiscal 2017, Meredith amended and restated its credit agreement that provides a revolving credit facility of $200.0 million and a term loan facility of $250.0 million, which now expires in November 2021. Other than extending the expiration date, the terms of the amended and restated credit agreement are substantially the same as those previously in place. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At December 31, 2016, $246.9 million was outstanding under the term loan and nothing was outstanding under the revolver. Of the term loan, $12.5 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

Of the fixed-rate unsecured senior notes, $50.0 million is due in the next 12 months. We expect to repay these senior notes with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate notes was 3.04 percent at December 31, 2016. The floating-rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating-rate unsecured senior notes was 3.26 percent at December 31, 2016, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating-rate unsecured senior notes was 3.03 percent at December 31, 2016, after taking into account the effect of the outstanding interest rate swap agreement. None of the floating-rate senior notes are due in the next 12 months. The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. As of December 31, 2016, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). The asset-backed bank facility expires in October 2017.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at December 31, 2016.

Contractual Obligations
As of December 31, 2016, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2016 other than the reduction in previously accrued contingent consideration payable of $19.6 million recorded in the second quarter of fiscal 2017. This payable was previously recorded in the 1 to 3 year period as disclosed in our Form 10‑K.

Merger-Related Expenses
In September 2015, the Company entered into a merger agreement with Media General, Inc. This agreement was terminated in January 2016. During the first six months of fiscal 2016, the Company incurred $16.1 million in merger-related expenses.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $26.5 million in the first six months of fiscal 2017 to repurchase 499,000 shares of common stock at then-current market prices. We spent $6.5 million to repurchase 139,000 shares in the first six months of fiscal 2016. We expect to continue repurchasing shares from time to time subject to market conditions. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 499,000 shares of common stock purchased during the first six months of the current fiscal year, 301,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of December 31, 2016, $74.0 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended December 31, 2016.

Dividends
Dividends paid in the first six months of fiscal 2017 totaled $44.8 million, or $0.990 per share, compared with dividend payments of $41.4 million, or $0.915 per share, in the first six months of fiscal 2016.

Capital Expenditures
Investment in property, plant, and equipment totaled $10.9 million in the first six months of fiscal 2017 compared with prior-year first six months' investment of $7.9 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have a $14.1 million commitment to purchase a corporate airplane in fiscal 2017. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2016. As of December 31, 2016, the Company's critical accounting policies had not changed from June 30, 2016.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At December 31, 2016, goodwill and intangible assets totaled $1.8 billion with $1.0 billion in the national media group and $0.8 billion in the local media group. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 4 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2016, for additional information.

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first six months of fiscal 2017 or will be effective in future periods.

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

Interest Rates
We generally strive to manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At December 31, 2016, Meredith had $100.0 million outstanding in fixed-rate long-term debt. In addition, Meredith has effectively converted the $250.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $100.4 million from $100.2 million at December 31, 2016.

At December 31, 2016, $576.9 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on the portion of this debt that is not hedged by interest rate swaps. A 10 percent increase in interest rates would increase annual interest expense by $0.6 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. We intend to continue to meet the conditions for hedge accounting. However, if hedges were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2016.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2016.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
October 1 to October 31, 2016	—	$—	—	$78,164
November 1 to November 30, 2016	113,251	48.19	84,439	74,250
December 1 to December 31, 2016	46,342	56.50	4,251	74,010
Total	159,593		88,690

1
The number of shares purchased includes 4,439 shares in November 2016 and 4,251 shares in December 2016 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

2
The number of shares purchased includes 28,812 shares in November 2016 and 42,091 shares in December 2016 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

4
Amended and Restated Credit Agreement dated as of November 30, 2016, among Meredith Corporation and a group of banks including Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and L/C Issuer.

	10	Amended and Restated Severance Agreement in the form entered into between the Company and Executive Officers.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 26, 2017

INDEX TO ATTACHED EXHIBITS

Item

4
Amended and Restated Credit Agreement dated as of November 30, 2016, among Meredith Corporation and a group of banks including Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and L/C Issuer.

10	Amended and Restated Severance Agreement in the form entered into between the Company and Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1