Form 10-Q
period 2017-03-31
MEREDITH CORP
filed 2017-04-27
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at March 31, 2017
Common shares	39,438,623
Class B shares	5,150,909
Total common and Class B shares	44,589,532

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2017	June 30, 2016
(In thousands)
Current assets
Cash and cash equivalents	$27,357	$24,970
Accounts receivable, net	275,546	273,927
Inventories	25,702	20,678
Current portion of subscription acquisition costs	136,732	133,338
Current portion of broadcast rights	7,366	4,220
Other current assets	22,206	24,023
Total current assets	494,909	481,156
Property, plant, and equipment	537,488	530,052
Less accumulated depreciation	(356,989)	(339,099)
Net property, plant, and equipment	180,499	190,953
Subscription acquisition costs	82,086	95,960
Broadcast rights	4,320	4,565
Other assets	56,106	57,151
Intangible assets, net	908,287	913,877
Goodwill	895,429	883,129
Total assets	$2,621,636	$2,626,791

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$62,500	$75,000
Current portion of long-term broadcast rights payable	8,106	4,649
Accounts payable	75,732	82,107
Accrued expenses and other liabilities	119,729	116,777
Current portion of unearned subscription revenues	198,747	199,359
Total current liabilities	464,814	477,892
Long-term debt	568,714	618,506
Long-term broadcast rights payable	5,095	5,524
Unearned subscription revenues	111,456	128,534
Deferred income taxes	372,544	336,346
Other noncurrent liabilities	126,315	170,946
Total liabilities	1,648,938	1,737,748
Shareholders' equity
Series preferred stock	—	—
Common stock	39,439	39,272
Class B stock	5,151	5,284
Additional paid-in capital	54,790	54,282
Retained earnings	895,879	818,706
Accumulated other comprehensive loss	(22,561)	(28,501)
Total shareholders' equity	972,698	889,043
Total liabilities and shareholders' equity	$2,621,636	$2,626,791

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2017	2016	2017	2016
(In thousands except per share data)
Revenues
Advertising	$210,747	$222,402	$703,765	$682,643
Circulation	96,322	96,619	231,795	235,145
All other	118,351	103,750	332,381	296,062
Total revenues	425,420	422,771	1,267,941	1,213,850
Operating expenses
Production, distribution, and editorial	149,908	156,739	448,761	460,982
Selling, general, and administrative	192,180	183,045	537,816	534,567
Depreciation and amortization	13,304	14,613	40,749	44,679
Merger termination fee net of merger-related costs	—	(59,664)	—	(43,541)
Total operating expenses	355,392	294,733	1,027,326	996,687
Income from operations	70,028	128,038	240,615	217,163
Interest expense, net	(4,581)	(5,104)	(14,009)	(15,682)
Earnings before income taxes	65,447	122,934	226,606	201,481
Income taxes	(25,666)	(42,030)	(81,047)	(77,029)
Net earnings	$39,781	$80,904	$145,559	$124,452

Basic earnings per share	$0.89	$1.81	$3.26	$2.79
Basic average shares outstanding	44,684	44,617	44,584	44,623

Diluted earnings per share	$0.87	$1.79	$3.20	$2.74
Diluted average shares outstanding	45,556	45,298	45,424	45,344

Dividends paid per share	$0.520	$0.495	$1.510	$1.410

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2017	2016	2017	2016
(In thousands)
Net earnings	$39,781	$80,904	$145,559	$124,452
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	537	(2)	1,612	(5)
Unrealized gain (loss) on interest rate swaps	506	(2,551)	4,328	(2,597)
Other comprehensive income (loss), net of income taxes	1,043	(2,553)	5,940	(2,602)
Comprehensive income	$40,824	$78,351	$151,499	$121,850

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2016	$39,272	$5,284	$54,282	$818,706	$(28,501)	$889,043
Net earnings	—	—	—	145,559	—	145,559
Other comprehensive income, net of income taxes	—	—	—	—	5,940	5,940
Shares issued under incentive plans, net of forfeitures	932	—	36,993	—	—	37,925
Purchases of Company stock	(898)	—	(50,230)	—	—	(51,128)
Share-based compensation	—	—	10,769	—	—	10,769
Conversion of Class B to common stock	133	(133)	—	—	—	—
Dividends paid
Common stock	—	—	—	(60,538)	—	(60,538)
Class B stock	—	—	—	(7,848)	—	(7,848)
Tax benefit from share-based awards	—	—	2,976	—	—	2,976
Balance at March 31, 2017	$39,439	$5,151	$54,790	$895,879	$(22,561)	$972,698

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended March 31,	2017	2016
(In thousands)
Cash flows from operating activities
Net earnings	$145,559	$124,452
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	26,359	29,986
Amortization	14,390	14,693
Share-based compensation	10,769	10,803
Deferred income taxes	32,494	23,228
Amortization of broadcast rights	12,758	12,596
Payments for broadcast rights	(12,630)	(12,593)
Provision for write-down of impaired assets	1,838	535
Fair value adjustments to contingent consideration	(18,447)	(1,505)
Excess tax benefits from share-based payments	(6,755)	(2,303)
Changes in assets and liabilities	(28,347)	(26,272)
Net cash provided by operating activities	177,988	173,620
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(13,859)	(8,186)
Additions to property, plant, and equipment	(16,193)	(13,385)
Proceeds from disposition of assets	—	1,767
Net cash used in investing activities	(30,052)	(19,804)
Cash flows from financing activities
Proceeds from issuance of long-term debt	300,000	167,500
Repayments of long-term debt	(361,250)	(259,375)
Dividends paid	(68,386)	(63,735)
Purchases of Company stock	(51,128)	(13,390)
Proceeds from common stock issued	37,925	8,253
Payment of acquisition-related contingent consideration	(8,000)	(800)
Excess tax benefits from share-based payments	6,755	2,303
Other	(1,465)	(156)
Net cash used in financing activities	(145,549)	(159,400)
Net increase (decrease) in cash and cash equivalents	2,387	(5,584)
Cash and cash equivalents at beginning of period	24,970	22,833
Cash and cash equivalents at end of period	$27,357	$17,249

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

The condensed consolidated financial statements as of March 31, 2017, and for the three and nine months ended March 31, 2017 and 2016, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2016, were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In June 2015, the FASB issued an accounting standards update that included technical corrections to the FASB Accounting Standards Codification. These technical corrections are divided into four categories: amendments related to differences between original guidance and the codification, guidance clarification and reference corrections, minor structural changes to simplify the codification, and minor improvements that are not expected to have a significant impact on current accounting practice. The amendments were effective for the Company in the first quarter of fiscal 2017. The adoption of the amendments had no impact to the Company's consolidated financial statements.

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

In January 2017, the FASB issued an accounting standards update in response to SEC staff announcements relating to the disclosures on the pending revenue recognition, lease, and credit loss standards. The update requires additional qualitative disclosure about the potential material impact these standards will have on the consolidated financial statements. Other than enhancements to the qualitative disclosures regarding future adoption of new accounting standard updates, adoption of the provisions of this standard is not expected to have any impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued an accounting standards update that simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. The Step 2 test requires an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value determined in Step 1. This update also eliminated the qualitative assessment requirements for a reporting unit with zero or negative carrying value. Prospective adoption is required in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements and the timing of adoption.

In March 2017, the FASB issued an accounting standards update on the presentation of net periodic pension and postretirement benefit costs. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit costs in their income statement and requires that the service cost component of net periodic benefit costs be presented in the same line items as other employee compensation costs for the related employees. Of the components of net periodic benefit costs, only the service cost component will be eligible for asset capitalization. The other components of net periodic benefit costs must be presented separately from the line items that include the service cost and outside of the income from operations subtotal. The update is effective for the first quarter of fiscal 2019, with early adoption permitted. The adoption is expected to require reclassification of expenses in the consolidated statements of earnings; however, it is not expected to have an impact on the Company's operating results or cash flows.

2. Acquisitions

On December 7, 2016, Meredith acquired the assets of a digital lead-generation company in the home services market. The acquisition-date fair value of the consideration was $21.1 million, which consisted of $13.4 million of cash and $7.7 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on the achievement of certain targets in fiscal 2017 and on financial performance during fiscal 2017 through fiscal 2021 measured in terms of earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 10. During the third quarter of 2017, the Company paid $2.0 million in contingent consideration. As of March 31, 2017, the Company estimates the future payments will range from $5.0 million to $7.0 million. As a result of this acquisition, $21.1 million of goodwill and other intangible assets were recorded in the Condensed Consolidated Balance Sheet.

In fiscal 2015, the Company acquired a business for a purchase price which included contingent consideration based on the fiscal 2018 results of the business. The fair value of the contingent consideration was originally estimated based on the projected results for fiscal 2018 in financial models developed for the business at the time of acquisition. These models are reviewed and updated on a quarterly basis. During the second quarter of fiscal 2017, a comprehensive review of the acquired business’s operations was completed. As a result of the business having failed to achieve certain key milestones, the Company revised its financial models for the acquired business. Projected fiscal 2018 results for the business are now lower than originally estimated. Accordingly, in the second quarter of fiscal 2017, the Company recognized a non-cash credit to operations of $19.6 million to reduce the estimated contingent consideration payable on the previously acquired business. This credit was recorded in the selling, general, and administrative expense line of the Consolidated Statements of Earnings. As of March 31, 2017, the Company estimates the future aggregate payments for this business will range from $0 to $10 million.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 44 percent are under the last-in first-out (LIFO) method at March 31, 2017, and 54 percent at June 30, 2016.

(In thousands)	March 31, 2017	June 30, 2016
Raw materials	$11,802	$11,698
Work in process	15,486	10,107
Finished goods	1,375	1,834
	28,663	23,639
Reserve for LIFO cost valuation	(2,961)	(2,961)
Inventories	$25,702	$20,678

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2017			June 30, 2016
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$23,010	$(14,572)	$8,438	$18,610	$(10,670)	$7,940
Customer lists	3,080	(3,080)	—	5,230	(4,310)	920
Other	22,325	(9,126)	13,199	19,425	(8,685)	10,740
Local media
Network affiliation agreements	229,309	(140,610)	88,699	229,309	(135,789)	93,520
Retransmission agreements	21,229	(9,646)	11,583	21,229	(6,993)	14,236
Other	1,023	(381)	642	1,214	(419)	795
Total	$299,976	$(177,415)	122,561	$295,017	$(166,866)	128,151
Intangible assets not
subject to amortization
National media
Internet domain names			7,827			7,827
Trademarks			153,215			153,215
Local media
FCC licenses			624,684			624,684
Total			785,726			785,726
Intangible assets, net			$908,287			$913,877

Amortization expense was $14.4 million and $14.7 million for the nine months ended March 31, 2017 and 2016, respectively. Annual amortization expense for intangible assets is expected to be as follows: $19.0 million in fiscal 2017, $16.8 million in fiscal 2018, $14.3 million in fiscal 2019, $13.4 million in fiscal 2020, and $8.6 million in fiscal 2021.

Changes in the carrying amount of goodwill were as follows:

Nine months ended March 31,	2017			2016
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period
Goodwill	$931,303	$68,775	$1,000,078	$932,471	$68,775	$1,001,246
Accumulated impairment losses	(116,949)	—	(116,949)	—	—	—
Total goodwill	814,354	68,775	883,129	932,471	68,775	1,001,246
Acquisition adjustments	12,300	—	12,300	(1,168)	—	(1,168)
Balance at end of period
Goodwill	943,603	68,775	1,012,378	931,303	68,775	1,000,078
Accumulated impairment losses	(116,949)	—	(116,949)	—	—	—
Total goodwill	$826,654	$68,775	$895,429	$931,303	$68,775	$1,000,078

5. Restructuring Accrual

During the second quarter of fiscal 2017, management committed to a performance improvement plan that included selected workforce reductions primarily in our national media group. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $8.1 million including $7.6 million for severance and related benefit costs related to the involuntary termination of employees and other accruals of $0.3 million. The majority of severance costs will be paid out by the third quarter of fiscal 2018. The plan affected approximately 125 employees. The severance and related benefit costs and other accruals are recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings. The Company also wrote down manuscript and art inventory by $0.2 million, which is recorded in the production, distribution, and editorial line of the Condensed Consolidated Statements of Earnings.

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

Details of changes in the Company's restructuring accrual are as follows:

Nine months ended March 31,	2017	2016
(In thousands)
Balance at beginning of period	$7,388	$15,731
Severance accruals	7,578	7,400
Cash payments	(6,153)	(11,577)
Reversal of excess accrual	(13)	(1,584)
Balance at end of period	$8,800	$9,970

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2017	June 30, 2016
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/20/2017	$75,000	$80,000
Revolving credit facility of $200 million, due 11/30/2021	15,000	40,000
Term loan due 11/30/2021	243,750	225,000

Private placement notes
3.04% senior notes, due 3/1/2017	—	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	100,000
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	633,750	695,000
Unamortized debt issuance costs	(2,536)	(1,494)
Current portion of long-term debt	(62,500)	(75,000)
Long-term debt	$568,714	$618,506

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At March 31, 2017, $168.9 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate of 4.00 percent at March 31, 2017, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements. The asset-backed bank facility renews next on October 20, 2017. We expect to renew this facility on or before its expiration date under substantially similar terms or refinance it with available borrowing capacity.

During the second quarter of fiscal 2017, Meredith amended and restated its credit agreement that provides a revolving credit facility of $200.0 million and a term loan facility of $250.0 million, which now expires in November 2021. Other than extending the expiration date, the terms of the amended and restated credit agreement are substantially the same as those previously in place. The interest rate under both facilities is variable based on London Interbank Offered Rate (LIBOR) and Meredith's debt to trailing 12 month EBITDA (as defined in the debt agreement) ratio. The commitment fees under the revolving credit facility range from 0.125 percent to 0.250 percent of the unused commitment based on the Company's leverage ratio. The amended and restated credit agreement replaced our prior revolving credit facility and term loan.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month LIBOR (0.98 percent on the swap maturing in August 2018, 1.16 percent on the swap maturing in March 2019, and 1.06 percent on the swaps maturing in August 2019 as of March 31, 2017) on the $300.0 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The

Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive income to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at either March 31, 2017 or 2016.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At March 31, 2017, the swaps had a fair value of $0.2 million liability. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. The Company strives to manage this exposure through diversification and monitoring of the creditworthiness of the counterparties. There was $0.6 million of potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at March 31, 2017. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at March 31, 2017.

7. Income Taxes

Our effective tax rate was 39.2 percent in the third quarter and 35.8 percent in the first nine months of fiscal 2017 as compared to 34.2 percent in the third quarter and 38.2 percent in the first nine months of fiscal 2016. The first nine months of fiscal 2017 effective tax rate was primarily impacted by a credit to income taxes of $6.7 million in the second quarter of fiscal 2017 related to the resolution of certain federal and state tax matters. For fiscal 2016, in conjunction with the termination of the Media General merger agreement, merger-related expenses recorded in prior quarters of fiscal 2016 became deductible for income tax purposes in the third quarter of fiscal 2016 and thus the Company recognized a corresponding tax benefit in the Company's third fiscal quarter, which lowered the fiscal 2016 third quarter effective tax rate.

8. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Nine Months
Periods ended March 31,	2017	2016	2017	2016
(In thousands)
Pension benefits
Service cost	$3,137	$2,977	$9,410	$8,931
Interest cost	1,225	1,468	3,675	4,406
Expected return on plan assets	(2,298)	(2,745)	(6,894)	(8,237)
Prior service cost amortization	48	48	145	146
Actuarial loss amortization	897	157	2,691	471
Net periodic benefit costs	$3,009	$1,905	$9,027	$5,717

Postretirement benefits
Service cost	$23	$25	$69	$75
Interest cost	80	96	240	288
Prior service credit amortization	(98)	(107)	(294)	(321)
Actuarial gain amortization	(78)	(169)	(233)	(507)
Net periodic benefit credit	$(73)	$(155)	$(218)	$(465)

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

9. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Nine Months
Periods ended March 31,	2017	2016	2017	2016
(In thousands except per share data)
Net earnings	$39,781	$80,904	$145,559	$124,452
Basic average shares outstanding	44,684	44,617	44,584	44,623
Dilutive effect of stock options and equivalents	872	681	840	721
Diluted average shares outstanding	45,556	45,298	45,424	45,344
Earnings per share
Basic earnings per share	$0.89	$1.81	$3.26	$2.79
Diluted earnings per share	0.87	1.79	3.20	2.74

For the three months ended March 31, 2017 there were no antidilutive options excluded from the above calculations. For the three months ended March 31, 2016, antidilutive options excluded from the above calculations totaled 1.7 million (with a weighted average exercise price of $48.25).

For the nine months ended March 31, 2017 and 2016, antidilutive options excluded from the above calculations totaled 0.3 million (with a weighted average exercise price of $54.30) and 1.5 million (with a weighted average exercise price of $48.68), respectively.

In the nine months ended March 31, 2017 and 2016, options were exercised to purchase 0.9 million and 0.2 million common shares, respectively.

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	March 31, 2017		June 30, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$13,201	$12,505	$10,173	$9,655
Total long-term debt	633,750	633,864	695,000	695,533

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In thousands)	March 31, 2017	June 30, 2016
Property, plant, and equipment
Corporate airplanes, held for sale	$2,800	$2,800
Other assets
Interest rate swaps	618	—
Accrued expenses and other liabilities
Contingent consideration	4,466	—
Interest rate swaps	807	2,768
Other noncurrent liabilities
Contingent consideration	31,359	56,631
Interest rate swaps	—	4,511

The fair value of interest rate swaps is determined using discounted cash flows derived from market observable inputs including swap curves that are included in Level 2. The fair values of contingent consideration and corporate airplanes are based on significant inputs not observable in the market and thus represents Level 3 measurements.

Details of changes in the fair value of Level 3 contingent consideration and corporate airplanes are as follows:

Nine months ended March 31,	2017	2016
(in thousands)
Contingent consideration
Balance at beginning of period	$56,631	$61,535
Additions due to acquisitions	7,681	—
Payments	(10,040)	(800)
Change in present value of contingent consideration (1)	(18,447)	(1,505)
Balance at end of period	$35,825	$59,230

Corporate airplanes, held for sale
Balance at beginning of period (2)	$2,800	$—
Fair market adjustment of corporate airplanes	—	—
Balance at end of period	$2,800	$—

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods ended March 31,	2017	2016	2017	2016
(In thousands)
Revenues
National media	$283,351	$281,843	$789,989	$806,569
Local media	142,069	140,928	477,952	407,281
Total revenues	$425,420	$422,771	$1,267,941	$1,213,850

Segment profit
National media	$41,314	$34,781	$112,182	$91,167
Local media	41,164	46,150	168,601	115,918
Unallocated corporate	(12,450)	47,107	(40,168)	10,078
Income from operations	70,028	128,038	240,615	217,163
Interest expense, net	(4,581)	(5,104)	(14,009)	(15,682)
Earnings before income taxes	$65,447	$122,934	$226,606	$201,481

Depreciation and amortization
National media	$4,516	$4,663	$13,364	$14,061
Local media	8,439	9,425	26,294	29,019
Unallocated corporate	349	525	1,091	1,599
Total depreciation and amortization	$13,304	$14,613	$40,749	$44,679

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments: local media and national media. The local media segment includes 17 owned and operated television stations reaching 11 percent of United States (U.S.) households. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith’s stations produce nearly 700 hours of local news and entertainment content each week, and operate leading local digital destinations.

Our national media segment reaches 110 million unduplicated women and more than 70 percent of American millennial women. Meredith is the leader at creating content across media platforms in key consumer interest areas such as food, home, parenting, and lifestyle through well-known brands such as Better Homes and Gardens, Allrecipes, Parents, and Shape. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 5,000 Walmart stores across the U.S. Meredith Xcelerated Marketing (MXM) is a leader at developing and delivering custom content and customer relationship marketing programs for many of the world’s top brands.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 62 percent of the Company's $1.3 billion in revenues in the first nine months of fiscal 2017 while the local media segment contributed 38 percent.

LOCAL MEDIA

Local media derives the majority of its revenues—67 percent in the first nine months of fiscal 2017—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees, station operation management fees, and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

NATIONAL MEDIA

Advertising revenues represented 49 percent of national media's first nine months' revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites and apps to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 29 percent of national media's first nine months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. The remaining 22 percent of national media's revenues came from a variety of activities which included the sale of customer relationship marketing products and services as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

FIRST NINE MONTHS FISCAL 2017 FINANCIAL OVERVIEW

•	Local media revenues increased 17 percent and operating profit rose 45 percent compared to the prior-year period reflecting increased cyclical political advertising and higher retransmission revenues.

•
National media revenues declined 2 percent compared to the prior-year period as declines in the revenues of our magazine operations of $30.9 million, our MXM operations of $5.6 million, and our brand licensing operations of $5.0 million more than offset increased revenues in our digital operations of $23.0 million. Approximately 40 percent of the decline in magazine operation revenues was due to the closure of MORE magazine effective following the April 2016 issue. National media operating profit increased 23 percent primarily due to growth in the operating profit of our digital operations of $20.9 million and a reduction in previously accrued contingent consideration payable of $19.6 million partially offset by declines in the operating profit of our magazine operations of $7.7 million, our brand licensing operations of $5.5 million, and MXM's operations of $5.3 million.

•	Due to the resolution of certain federal and state tax matters, income taxes were reduced by $6.7 million in the second quarter of fiscal 2017.

•
Diluted earnings per share increased 17 percent to $3.20 from $2.74 in the prior-year first nine months primarily due to the increase in political advertising and retransmission revenues, the reduction in previously accrued contingent consideration payable, and the credit to income taxes. Prior-year earnings per share was impacted by the income received from the termination of the merger and merger-related expenses incurred by the Company in the first nine months of fiscal 2016.

RESULTS OF OPERATIONS

Three months ended March 31,	2017	2016	Change
(In thousands except per share data)
Total revenues	$425,420	$422,771	1%
Operating expenses	(355,392)	(294,733)	21%
Income from operations	$70,028	$128,038	(45)%
Net earnings	$39,781	$80,904	(51)%
Diluted earnings per share	0.87	1.79	(51)%

Nine months ended March 31,	2017	2016	Change
(In thousands except per share data)
Total revenues	$1,267,941	$1,213,850	4%
Operating expenses	(1,027,326)	(996,687)	3%
Income from operations	$240,615	$217,163	11%
Net earnings	$145,559	$124,452	17%
Diluted earnings per share	3.20	2.74	17%

The following sections provide an analysis of the results of operations for the local media and national media segments and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2017, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10‑K (Form 10‑K) for the year ended June 30, 2016.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended March 31,	2017	2016	Change
(In thousands)
Non-political advertising	$84,481	$90,939	(7)%
Political advertising	1,682	5,618	(70)%
Other	55,906	44,371	26%
Total revenues	142,069	140,928	1%
Operating expenses	(100,905)	(94,778)	6%
Operating profit	$41,164	$46,150	(11)%
Operating profit margin	29.0%	32.7%

Nine months ended March 31,	2017	2016	Change
(In thousands)
Non-political advertising	$260,623	$283,806	(8)%
Political advertising	58,103	8,536	581%
Other	159,226	114,939	39%
Total revenues	477,952	407,281	17%
Operating expenses	(309,351)	(291,363)	6%
Operating profit	$168,601	$115,918	45%
Operating profit margin	35.3%	28.5%

Revenues
Local media revenues increased 1 percent in the third quarter and 17 percent in the first nine months of fiscal 2017. Political advertising revenues totaled $1.7 million in the third quarter and $58.1 million in the first nine months of the current fiscal year compared with $5.6 million in the prior-year third quarter and $8.5 million in the prior-year nine-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues decreased 7 percent in the third quarter and 8 percent in the first nine months of fiscal 2017. Local non-political advertising revenues declined 5 percent in the third quarter and 8 percent in the first nine months of fiscal 2017 while national non-political advertising revenues decreased 14 percent in the third quarter and 12 percent in the first nine months of fiscal 2017. Digital advertising, a component of non-political advertising revenues, increased 9 percent in the third quarter and 16 percent in the first nine months of fiscal 2017 as a series of growth strategies continued to drive higher advertising rates across the station group.

Other revenues grew 26 percent in the third quarter of fiscal 2017 and 39 percent in the nine-month period primarily due to increased retransmission fees.

Operating Expenses
Local media operating expenses increased 6 percent in the third quarter of fiscal 2017 primarily due to higher programming fees paid to affiliated networks. Local media operating expenses increased 6 percent in the first nine months of fiscal 2017 primarily due to higher programming fees paid to affiliated networks of $16.2 million and the write-down of cost-method investments of $1.7 million.

Operating Profit
Local media operating profit decreased 11 percent in the third quarter as compared to the third quarter of fiscal 2016 primarily due to reductions in cyclical political advertising and higher programming fees. Local media operating profit increased 45 percent in the first nine months of fiscal 2017 compared with the prior-year period primarily reflecting the increase in higher-margin political advertising and retransmission revenues.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended March 31,	2017	2016	Change
(In thousands)
Advertising	$124,584	$125,845	(1)%
Circulation	96,322	96,619	—%
Other	62,445	59,379	5%
Total revenues	283,351	281,843	1%
Operating expenses	(242,037)	(247,062)	(2)%
Operating profit	$41,314	$34,781	19%
Operating profit margin	14.6%	12.3%

Nine months ended March 31,	2017	2016	Change
(In thousands)
Advertising	$385,039	$390,301	(1)%
Circulation	231,795	235,145	(1)%
Other	173,155	181,123	(4)%
Total revenues	789,989	806,569	(2)%
Operating expenses	(677,807)	(715,402)	(5)%
Operating profit	$112,182	$91,167	23%
Operating profit margin	14.2%	11.3%

Revenues
National media advertising revenues decreased 1 percent in the third quarter and in the first nine months of fiscal 2017. Digital advertising revenues grew 27 percent in the third quarter and 19 percent in the first nine months of fiscal 2017. In the third quarter of fiscal 2017, magazine advertising revenues declined 9 percent and advertising pages decreased 6 percent. Approximately 30 percent of the magazine ad revenues decline and 60 percent of the ad pages decline were due to the closing of MORE magazine. Similarly, for the first nine months of fiscal 2017 magazine advertising revenues and advertising pages decreased 9 percent and 4 percent, respectively. Approximately 25 percent of the magazine ad revenues decline in the nine-month period was due to the closing of MORE magazine. Excluding MORE magazine, ad pages were up slightly in the first nine months of fiscal 2017. Among our core advertising categories, the direct response, pets, and retain categories showed strength while demand was weaker for the non-prescription drug, prescription drug, and automotive categories.

Magazine circulation revenues were flat in the third quarter of fiscal 2017. They declined 1 percent in the first nine months of fiscal 2017. Subscription revenues were up 1 percent in the third quarter. They decreased 2 percent in the first nine months of fiscal 2017. Newsstand revenues declined in the high-single digits on a percentage basis in the third quarter; they increased in the low-single digits on a percentage basis in the first nine months of fiscal 2017. Subscription and newsstand revenues in both periods were affected by the closure of MORE magazine. Newsstand revenues benefited from the strong performance of The Magnolia Journal, Meredith’s new quarterly lifestyle magazine based on Joanna and Chip Gaines’ popular Magnolia brand. The subscription revenues decline was also partially due to ongoing efforts to source a larger percentage of magazine subscribers from Meredith’s own database instead of external agent sources. This direct-to-publisher strategy increases circulation profit but lowers revenues over time. The direct-to-publisher strategy is expected to adversely affect subscription revenues for the foreseeable future.

Other revenues increased 5 percent in the third quarter primarily due to increases in e-commerce revenues and declined 4 percent in the first nine months of fiscal 2017 primarily due to declines in MXM revenues of $5.6 million and brand licensing revenues of $5.0 million. MXM revenues declined primarily due to certain client losses and project scope reductions. Brand licensing revenues were down primarily due to the renewal of certain contracts impacting the timing of revenues.

Operating Expenses
National media operating expenses decreased 2 percent in the third quarter of fiscal 2017 primarily due to declines in paper costs of $3.3 million, lower severance and related benefit accruals of $3.0 million, decreases in employee compensation costs of $2.6 million, lower postage and other delivery costs of $2.6 million, declines in processing costs of $2.0 million, and decreases in non-payroll related editorial costs of $1.7 million. These decreases were partially offset by increases in circulation expenses of $4.7 million and higher magazine and digital related production costs of $4.5 million. National media operating expenses decreased 5 percent in the first nine months of fiscal 2017 primarily due to a reduction in previously accrued contingent consideration payable of $19.6 million recorded in the second quarter of fiscal 2017. In addition, national media operating expenses declined for the first nine months of fiscal 2017 due to lower postage and other delivery costs of $6.8 million, declines in paper costs of $5.9 million, decreases in non-payroll related editorial costs of $5.8 million, decreases in employee compensation costs of $5.0 million, and declines in processing costs of $3.0 million. These declines were partially offset by higher magazine and digital related production costs of $8.7 million and increases in circulation expenses of $2.4 million. The closing of MORE magazine contributed to the expense declines in both periods.

Operating Profit
National media operating profit increased 19 percent in the third quarter of fiscal 2017 as growth in the operating profit of our digital operations of $7.4 million and lower severance and benefits expense of $3.0 million more than offset declines in the operating profit of our magazine operations of $4.2 million. National media operating profit grew 23 percent in the first nine months of fiscal 2017 primarily due to growth in the operating profit of our digital operations of $20.9 million and a reduction in previously accrued contingent consideration payable of $19.6 million partially offset by declines in the operating profit of our magazine operations of $7.7 million, our brand licensing operations of $5.5 million, and MXM's operations of $5.3 million.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Three months ended March 31,	2017	2016	Change
(In thousands)
Costs and expenses	$12,450	$12,557	(1)%
Merger termination fee net of merger-related costs	—	(59,664)	(100)%
Unallocated corporate expenses	$12,450	$(47,107)	(126)%

Nine months ended March 31,	2017	2016	Change
(In thousands)
Costs and expenses	$40,168	$33,463	20%
Merger termination fee net of merger-related costs	—	(43,541)	(100)%
Unallocated corporate expenses	$40,168	$(10,078)	(499)%

Corporate costs and expenses decreased 1 percent as compared to the prior-year third quarter primarily due to a gain of $1.7 million related to the sale of an investment that had previously been written off and lower contributions expense of $1.5 million. These declines more than offset increases in performance-based incentive accruals of $2.0 million and consulting costs of $1.5 million. Unallocated corporate costs and expenses increased 20 percent in the first nine months of fiscal 2017 as increases in performance-based incentive accruals of $6.2 million, consulting costs of $2.8 million, benefit costs of $1.8 million, and employee compensation costs of $1.4 million more than offset a gain of $1.7 million related to the sale of an investment that had previously been written off and lower contributions expense of $2.3 million.

In September 2015, the Company entered into a merger agreement with Media General, Inc. This agreement was terminated in January 2016. In exchange for terminating the merger agreement, the Company received $60.0 million in cash. During the third quarter and first nine months of fiscal 2016, the Company incurred $0.3 million and $16.5 million, respectively, in merger-related expenses.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended March 31,	2017	2016	Change
(In thousands)
Production, distribution, and editorial	$149,908	$156,739	(4)%
Selling, general, and administrative	192,180	183,045	5%
Depreciation and amortization	13,304	14,613	(9)%
Merger termination fee net of merger-related costs	—	(59,664)	(100)%
Operating expenses	$355,392	$294,733	21%

Nine months ended March 31,	2017	2016	Change
(In thousands)
Production, distribution, and editorial	$448,761	$460,982	(3)%
Selling, general, and administrative	537,816	534,567	1%
Depreciation and amortization	40,749	44,679	(9)%
Merger termination fee net of merger-related costs	—	(43,541)	(100)%
Operating expenses	$1,027,326	$996,687	3%

Fiscal 2017 production, distribution, and editorial costs decreased 4 percent in the third quarter and 3 percent in the first nine months as compared to the prior-year periods. For the third quarter, declines in MXM production costs of $5.7 million, paper costs of $3.3 million, employee compensation costs of $2.7 million, postage and other delivery costs of $2.6 million, processing costs of $2.0 million, and non-payroll related editorial costs of $1.7 million more than offset increases in programming fees paid to affiliated networks of $6.6 million and other magazine and digital related production costs of $4.5 million. For the first nine months of fiscal 2017, declines in MXM production costs of $7.5 million, employee compensation costs of $6.8 million, postage and other delivery costs of $6.8 million, paper costs of $5.9 million, non-payroll related editorial costs of $5.8 million, and processing costs of $3.0 million more than offset increases in programming fees paid to affiliated networks of $16.2 million, and other magazine and digital related production costs of $8.7 million.

Selling, general, and administrative expenses increased 5 percent in the third quarter of fiscal 2017 and 1 percent in the first nine months of fiscal 2017. For the third quarter, increases in MXM selling and general expenses of $5.7 million, circulation expenses of $4.7 million, performance-based incentive accruals of $1.7 million, and employee compensation costs of $1.3 million more than offset decreases in severance and related benefit accruals of $3.0 million and contributions expense of $1.5 million. For the first nine months of fiscal 2017, increases in MXM selling and general expenses of $10.3 million, higher performance-based incentive accruals of $4.6 million, increased employee compensation costs of $3.9 million, higher circulation expenses of $2.4 million, the write-down of cost-method investments of $1.7 million, and a reduction in the reversal of previously accrued restructuring costs of $1.6 million were partially offset by a credit to expenses for a reduction in previously accrued contingent consideration payable of $19.6 million and lower contributions expense of $2.3 million.

Depreciation and amortization expense declined 9 percent in the third quarter of fiscal 2017 and in the first nine months of fiscal 2017 primarily due to decreases in depreciation in our local media segment.

In September 2015, the Company entered into a merger agreement with Media General, Inc. This agreement was terminated in January 2016. In exchange for terminating the merger agreement, the Company received $60.0 million in cash. During the third quarter of fiscal 2016, the Company incurred $0.3 million in merger-related expenses. In the first nine months of fiscal 2016, the Company incurred $16.5 million in merger-related expenses.

Income from Operations
Income from operations decreased 45 percent in the third quarter of fiscal 2017 primarily due to the merger termination fee received in the prior-year third quarter. Income from operations increased 11 percent in the first nine months of fiscal 2017 primarily due to higher operating profits in our local media segment of $52.7 million and a a reduction in previously accrued contingent consideration payable of $19.6 million partially offset by the absence of the $60.0 million received by the Company in fiscal 2016 in conjunction with the termination of the merger agreement net of the related $16.5 million in merger-related expenses recorded in the first nine months of fiscal 2016.

Net Interest Expense
Net interest expense decreased to $4.6 million in the fiscal 2017 third quarter compared with $5.1 million in the prior-year third quarter. For the nine months ended March 31, 2017, net interest expense was $14.0 million versus $15.7 million in the first nine months of fiscal 2016. Average long-term debt outstanding was $656.1 million in the third quarter of fiscal 2017 and $675.7 million for the nine-month period compared with $756.1 million in the prior-year third quarter and $787.3 million in the prior-year nine-month period. The Company's approximate weighted average interest rate was 2.8 percent in the first nine months of fiscal 2017 and 2.7 percent in the first nine months of fiscal 2016. The weighted average interest rates include the effects of derivative financial instruments.

Income Taxes
Our effective tax rate was 39.2 percent in the third quarter and 35.8 percent in the first nine months of fiscal 2017 as compared to 34.2 percent in the third quarter and 38.2 percent in the first nine months of fiscal 2016. The first nine months of fiscal 2017 effective tax rate was primarily impacted by a credit to income taxes of $6.7 million related to the resolution of certain federal and state tax matters recorded in the second quarter of fiscal 2017. For fiscal 2016, in conjunction with the termination of the Media General merger agreement, merger-related expenses recorded in prior quarters of fiscal 2016 became deductible for income tax purposes in the third quarter of fiscal 2016 and thus the Company recognized a corresponding tax benefit in the Company's third fiscal quarter, which lowered the fiscal 2016 third quarter effective tax rate.

Net Earnings and Earnings per Share
Net earnings were $39.8 million ($0.87 per diluted share) in the quarter ended March 31, 2017, down 51 percent from $80.9 million ($1.79 per diluted share) in the prior-year third quarter. The decrease in net earnings in the third quarter of fiscal 2017 was primarily due to the merger termination fee received in the prior-year third quarter and a higher effective tax rate as discussed above. For the nine months ended March 31, 2017, net earnings were $145.6 million ($3.20 per diluted share), an increase of 17 percent from prior-year nine months earnings of $124.5 million ($2.74 per diluted share). The increase in net earnings in the first nine months of fiscal 2017 was primarily due to higher income from operations and a lower effective tax rate as discussed above. Average basic shares outstanding increased slightly in the three-month period and declined slightly in the nine-month period. Average diluted shares outstanding increased slightly in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended March 31,	2017	2016
(In thousands)
Net earnings	$145,559	$124,452
Cash flows provided by operating activities	$177,988	$173,620
Cash flows used in investing activities	(30,052)	(19,804)
Cash flows used in financing activities	(145,549)	(159,400)
Net increase (decrease) in cash and cash equivalents	$2,387	$(5,584)

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2017, we had up to $185.0 million of additional available borrowings under our revolving credit facility, and up to $25.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $2.4 million in the first nine months of fiscal 2017 compared to a decrease of $5.6 million in the first nine months of fiscal 2016.

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

Cash provided by operating activities totaled $178.0 million in the first nine months of fiscal 2017 compared with $173.6 million in the first nine months of fiscal 2016. The increase in cash provided by operating activities was primarily due to increased net earnings.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities increased to $30.1 million in the first nine months of fiscal 2017 from $19.8 million in the prior-year period primarily due to the acquisition of a business in the current period.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, the payment of dividends, and repurchases of Company stock.

Net cash used by financing activities decreased to $145.5 million in the nine months ended March 31, 2017, from $159.4 million in the prior-year period. The change in cash flows from financing activities is primarily due to a net $61.3 million of debt payments in the current-year period compared to a net $91.9 million of debt payments in the prior-year period, and an additional $37.7 million of purchases of Company stock. These increased cash outflows were partially offset by an additional $29.7 million of proceeds from common stock issued.

Long-term Debt
At March 31, 2017, long-term debt outstanding totaled $633.8 million. The balance consisted of $243.8 million under a term loan, $50.0 million in fixed-rate unsecured senior notes, $250.0 million in floating-rate unsecured senior notes, $75.0 million under an asset-backed bank facility, and $15.0 million under a revolving credit facility.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (0.98 percent on the swap maturing in August 2018, 1.16 percent on the swap maturing in March 2019, and 1.06 percent on the swaps maturing in August 2019 as of March 31, 2017) on the $300.0 million notional amount of indebtedness.

During the second quarter of fiscal 2017, Meredith amended and restated its credit agreement that provides a revolving credit facility of $200.0 million and a term loan facility of $250.0 million, which now expires in November 2021. Other than extending the expiration date, the terms of the amended and restated credit agreement are substantially the same as those previously in place. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At March 31, 2017, $243.8 million was outstanding under the term loan and $15.0 million was outstanding under the revolver. Of the term loan, $12.5 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

In the next 12 months, our $50.0 million fixed-rate unsecured senior note is due. We expect to repay this senior note with cash from operations and credit available under existing credit agreements. The weighted average effective interest rate for the fixed-rate note was 3.04 percent at March 31, 2017. The floating-rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating-rate unsecured senior notes was 3.26 percent at March 31, 2017, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating-rate unsecured senior notes was 3.03 percent at March 31, 2017, after taking into account the effect of the outstanding interest rate swap agreement. None of the floating-rate senior notes are due in the next 12 months. The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. As of March 31, 2017, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). The asset-backed bank facility expires in October 2017.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at March 31, 2017.

Contractual Obligations
As of March 31, 2017, there had been no material changes in our contractual obligations from those disclosed in our Form 10‑K for the year ended June 30, 2016 other than the reduction in previously accrued contingent consideration payable of $19.6 million recorded in the second quarter of fiscal 2017. This payable was previously recorded in the 1 to 3 year period as disclosed in our Form 10‑K.

Merger-Related Expenses
In September 2015, the Company entered into a merger agreement with Media General, Inc. This agreement was terminated in January 2016. In exchange for terminating the merger agreement, the Company received $60.0 million in cash. During the first nine months of fiscal 2016, the Company incurred $16.5 million in merger-related expenses.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $51.1 million in the first nine months of fiscal 2017 to repurchase 898,000 shares of common stock at then-current market prices. We spent $13.4 million to repurchase 302,000 shares in the first nine months of fiscal 2016. We expect to continue repurchasing shares from time to time subject to market conditions. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 898,000 shares of common stock purchased during the first nine months of the current fiscal year, 639,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of March 31, 2017, $70.2 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10‑Q for detailed information on share repurchases during the quarter ended March 31, 2017.

Dividends
Dividends paid in the first nine months of fiscal 2017 totaled $68.4 million, or $1.51 per share, compared with dividend payments of $63.7 million, or $1.41 per share, in the first nine months of fiscal 2016.

Capital Expenditures
Investment in property, plant, and equipment totaled $16.2 million in the first nine months of fiscal 2017 compared with prior-year first nine months' investment of $13.4 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have a $14.1 million commitment to purchase a corporate airplane in fiscal 2017. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10‑K for the year ended June 30, 2016. As of March 31, 2017, the Company's critical accounting policies had not changed from June 30, 2016.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At March 31, 2017, goodwill and intangible assets totaled $1.8 billion with $1.0 billion in the national media group and $0.8 billion in the local media group. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 4 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2016, for additional information.

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first nine months of fiscal 2017 or will be effective in future periods.

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

Interest Rates
We generally strive to manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At March 31, 2017, Meredith had $50.0 million outstanding in fixed-rate long-term debt. In addition, Meredith has effectively converted the $250.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $50.2 million from $50.1 million at March 31, 2017.

At March 31, 2017, $583.8 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on the portion of this debt that is not hedged by interest rate swaps. A 10 percent increase in interest rates would increase annual interest expense by $0.6 million.

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

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10‑K for the year ended June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2017.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
January 1 to January 31, 2017	318,648	$61.37	47,814	$71,082
February 1 to February 28, 2017	53,875	62.24	9,542	70,485
March 1 to March 31, 2017	27,153	65.00	4,010	70,223
Total	399,676		61,366

1
The number of shares purchased includes 47,784 shares in January 2017, 9,542 shares in February 2017, and 3,700 shares in March 2017 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeitures of restricted stock.

2
The number of shares purchased includes 270,834 shares in January 2017, 44,333 in February 2017, and 23,143 shares in March 2017 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 27, 2017

INDEX TO ATTACHED EXHIBITS

Item

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1