Form 10-K
period 2017-06-30
MEREDITH CORP
filed 2017-08-29
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of class
Class B Common Stock, par value $1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and emerging growth company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2016, was approximately $2.2 billion based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2017
Common shares	39,475,889
Class B shares	5,119,163
Total common and Class B shares	44,595,052

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2017, are incorporated by reference in Part III to the extent described therein.

	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	Local Media	3
	National Media	7
	Executive Officers of the Company	10
	Employees	10
	Other	10
	Available Information	10
	Forward Looking Statements	11
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Mine Safety Disclosures	15

	Part II
Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters, and
	Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	89
Item 9A.	Controls and Procedures	89
Item 9B.	Other Information	90

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	90
Item 11.	Executive Compensation	91
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	91
Item 13.	Certain Relationships and Related Transactions and Director Independence	91
Item 14.	Principal Accounting Fees and Services	91

	Part IV
Item 15.	Exhibits, Financial Statement Schedules	92

Signatures		96
Index to Attached Exhibits		E-1

Meredith Corporation and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (Form 10-K) as Meredith, the Company, we, our, and us.

PART I

ITEM 1. BUSINESS

GENERAL

Meredith Corporation has been committed to service journalism for 115 years. Meredith began in 1902 as an agricultural publisher. In 1924, the Company published the first issue of Better Homes & Gardens. The Company entered the television broadcasting business in 1948. Today, Meredith uses multiple media platforms—including broadcast television, print, digital, mobile, and video—to provide consumers with content they desire and to deliver the messages of our advertising and marketing partners. The Company is incorporated under the laws of the State of Iowa. Our common stock is listed on the New York Stock Exchange under the ticker symbol MDP.

The Company operates two business segments: local media and national media. Our local media segment consists of 17 television stations located across the United States (U.S.) concentrated in fast growing markets with related digital and mobile media assets. The television stations include seven CBS affiliates, five FOX affiliates, two MyNetworkTV affiliates, one NBC affiliate, one ABC affiliate, and two independent stations. Local media's digital presence includes 12 websites, 12 mobile-optimized websites, and approximately 30 applications (apps) focused on news, sports, and weather-related information.

Our national media segment includes leading national consumer media brands delivered via multiple media platforms including print magazines and digital and mobile media, brand licensing activities, database-related activities, and business-to-business marketing products and services. It focuses on the food, home, parenting, and lifestyle markets and is a leading publisher of magazines serving women. In fiscal 2017, we published in print more than 20 subscription magazines, including Better Homes & Gardens, Shape, Parents, Family Circle, Martha Stewart Living, Rachael Ray Every Day, FamilyFun, and Allrecipes, and nearly 140 special interest publications. Most of our brands are also available as digital editions on one or more of the major digital newsstands and on major tablet devices. The national media segment's extensive digital presence consists of more than 50 websites, nearly 50 mobile-optimized websites, and nearly 20 apps. The national media segment also includes digital and customer relationship marketing, which provides specialized marketing products and services to some of America's leading companies; a large consumer database; brand licensing activities; and other related operations.

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

BUSINESS DEVELOPMENTS

During fiscal 2017, Meredith renewed its licensing program with Wal-Mart Stores, Inc. (Walmart). This program features more than 3,000 SKUs of Better Homes & Gardens branded products at 5,000 Walmart stores and on walmart.com. In addition, in September 2016, EatingWell-branded frozen entrées were launched through a variety of regional and national grocers. Due to the strong consumer demand for these products, additional distribution will be added in the second half of calendar 2017.

During fiscal 2017, Meredith continued to expand our reach to the consumer through magazine brand launches. In July 2016, Meredith announced a partnership with Joanna and Chip Gaines, owners of the successful Magnolia brand, to launch the Magnolia Journal, a quarterly lifestyle magazine. Due to strong demand, two weeks after its newsstand debut in October 2016, Meredith went back to press to increase the distribution from 400 thousand to 600 thousand. The title quickly became Meredith's strongest-selling launch in recent history, and is on track to become the most profitable title in the first year of operation in Meredith history. The title is now selling more than 900,000 copies each issue through both paid subscriptions and at newsstand. In addition to the Magnolia Journal launch, Meredith released a bookazine based on the House & Garden brand and a newsstand magazine based on the Forks Over Knives brand.

In fiscal 2017, Meredith debuted redesigns of our two largest subscription magazines. The September 2016 issue of Family Circle introduced a new logo with refreshed layouts, fonts, and bolder photography. This redesign allows easier navigation with more entry points, quick takeaways, and engaging story formats. The January 2017 issue of Better Homes & Gardens revealed a new logo. The new logo provides equal balance to both components and creates a cohesive brand identity across multiple platforms.

In April 2017, Meredith acquired WPCH-TV (Peachtree TV), an independent station in Atlanta, Georgia. Prior to its acquisition, Meredith had managed the day-to-day operations of Peachtree TV, including advertising sales, marketing and promotions, and technical operations. This acquisition created Meredith's fifth owned-and-operated duopoly market, as Meredith also owns WGCL, the CBS affiliate in Atlanta.

In May 2017, Meredith, in partnership with Andrews McMeel Universal, launched the Posh Coloring Studio, the first on-demand, all-access, coloring club for adults. The Posh Coloring Studio is a membership program that provides members with continuously added designs from top coloring creators, exclusive editorial features, and social community connection with other Posh Coloring Studio members.

DESCRIPTION OF BUSINESS

Local Media

Local media contributed 37 percent of Meredith's consolidated revenues and 59 percent of the combined operating profit from local media and national media operations in fiscal 2017. Information about the Company's television stations at June 30, 2017, follows:

Station, Market	DMA National Rank [1]	Network Affiliation	Expiration Date of Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]

WGCL-TV	10	CBS	August 2020	46	April 2021	3.8%
Atlanta, GA

WPCH-TV	10	Independent	n/a	17	April 2021	2.0%
Atlanta, GA

KPHO-TV	12	CBS	August 2020	5	October 2022	6.3%
Phoenix, AZ

KTVK	12	Independent	n/a	3	October 2022	3.8%
Phoenix, AZ

KMOV	21	CBS	June 2020	4	February 2022	10.4%
St. Louis, MO

KPTV	25	FOX	December 2018	12	February 2023	5.3%
Portland, OR

KPDX	25	MyNetworkTV	September 2018	49	February 2023	1.7%
Portland, OR

WSMV-TV	29	NBC	December 2017	4	August 2021	7.1%
Nashville, TN

WFSB	30	CBS	June 2020	3	April 2023	11.3%
Hartford, CT
New Haven, CT

KCTV	33	CBS	August 2020	5	February 2022	9.0%
Kansas City, MO

KSMO-TV	33	MyNetworkTV	September 2018	62	February 2022	0.8%
Kansas City, MO

WHNS	37	FOX	December 2018	21	December 2020	3.6%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

KVVU-TV	40	FOX	December 2018	5	October 2022	4.8%
Las Vegas, NV

Station, Market	DMA National Rank [1]	Network Affiliation	Expiration Date of Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]

WALA-TV	60	FOX	December 2018	10	April 2021	6.5%
Mobile, AL
Pensacola, FL

WNEM-TV	72	CBS	August 2020	5	October 2021	13.2%
Flint, MI
Saginaw, MI
Bay City, MI

WGGB-TV	114	ABC	December 2019	40	April 2023	8.9%
Springfield, MA		FOX	December 2018	40.2		3.8%
Holyoke, MA

WSHM-LD	114	CBS	June 2020	3	April 2023	7.1%
Springfield, MA
Holyoke, MA

n/a - Not applicable
[1] Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2016-2017 DMA ranking.

[2]   Average audience share represents the estimated percentage of households using television tuned to the station in the DMA.
     The percentages shown reflect the average total day shares (6:00 a.m. to 2:00 a.m.) for the November 2016, February 2017,
     and May 2017 measurement periods.

Operations
The principal sources of the local media segment's revenues are: 1) local non-political advertising focusing on the immediate geographic area of the stations; 2) retransmission of our television signals by cable, satellite, and telecommunications service providers; 3) national non-political advertising; 4) political advertising which is cyclical with peaks occurring in our odd fiscal years (e.g., fiscal 2015, fiscal 2017) and particularly in our second fiscal quarter of those fiscal years; and 5) digital advertising on the stations' websites, mobile-optimized websites, and apps.

The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of media competitors, including in-market broadcasters, and audience ratings and demographics. The larger a station's audience in any particular daypart, the more leverage a station has in negotiating advertising rates. Generally, as supply and demand fluctuate in the market, so do a station's advertising rates. Most national advertising is sold by an independent representative firm. The sales staff at each station generates local/regional advertising revenues.

Typically 40 to 50 percent of a market's television advertising revenue is generated during local newscasts. Stations are continually working to grow their news ratings, which in turn increase advertising revenues.

Meredith's 16 national network affiliations at our television stations also influence advertising rates. Generally, a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs.

Programming fees paid to the networks are in essence a portion of the retransmission consent fees that Meredith receives from cable, satellite, and telecommunications service providers, which pay Meredith to carry our television programming in our markets. In addition to increases in fiscal 2016, programming fees paid to the networks increased significantly in fiscal 2017.

Stations generally also pay networks for certain programming and services such as marquee sports (professional football, college basketball, and Olympics) and news services. Most of the Company's FOX affiliates also pay the FOX network for additional advertising spots during prime-time programming. While Meredith's relations with the networks historically have been very good, the Company can make no assurances they will remain so over time.

Retransmission consent revenue is generated from cable, satellite, and telecommunications service providers who pay Meredith for access to our television station signals so that they may retransmit our signals and charge their subscribers for this programming. These fees increased in fiscal 2017 primarily due to renegotiations of expiring contracts and negotiated contract step-ups on existing contracts effective during the year.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, mobile applications, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Several of our stations are broadcasting one or more additional programming streams on their digital channel. Examples include: two of our markets have MyNetworkTV, three air the LAFF network, eight carry COZI TV network, and six broadcast Escape network.

The costs of television programming are significant. In addition to network affiliation fees, there are two principal programming costs for Meredith: locally produced programming, including local news, and purchased syndicated programming. The Company continues to increase our locally produced news and entertainment programming to control content and costs and to attract advertisers. Syndicated programming costs are based largely on demand from stations in the market and can fluctuate significantly.

Competition
Meredith's television stations compete directly for advertising dollars and programming in their respective markets with other local television stations, radio stations, cable television providers, and competitors' websites and mobile-optimized websites. Other mass media providers such as newspapers and their related websites and apps, are also competitors. Advertisers compare market share, audience demographics, and advertising rates, and take into account audience acceptance of a station's programming, whether local, network, or syndicated.

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

The FCC has, on occasion, changed the rules related to ownership of media assets, including rules relating to the ownership of one or more television stations in a market. The FCC's media ownership rules are subject to further review by the FCC, various court appeals, petitions for reconsideration before the FCC, and possible actions by Congress. We cannot predict the impact of any of these developments on our business.

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

The FCC proposed a plan, called the National Broadband Plan, to increase the amount of spectrum available in the U.S. for wireless broadband use. In furtherance of the National Broadband Plan, Congress enacted, and the President signed into law, legislation authorizing the FCC to conduct a “reverse auction” for which television broadcast licensees could submit bids to receive compensation in return for relinquishing all or a portion of their rights in the television spectrum of their full service and/or Class A stations. Under the new law, the FCC may hold one reverse auction and a follow-up auction for the newly freed spectrum. The FCC completed both auctions earlier in calendar 2017.

Even if a television licensee did not participate in the reverse auction, the results of the auction could materially impact a station's operations. The FCC has the authority to force a television station to change channels and/or modify its coverage area to allow the FCC to rededicate certain channels within the television band for wireless broadband use. Earlier this calendar year, the FCC released a list of television stations that must change their facilities as part of this "repacking" process. Several of our stations are among the hundreds of stations selected for repacking of the television band. The repacking process will be ongoing for several years and may change. The FCC will reimburse us for certain repacking expenses subject to an overall $1.75 billion industry cap on the reimbursed expenses of all repacked television stations. We cannot predict whether or how this process will ultimately affect the Company or our television stations.

In addition to the National Broadband Plan, Congress, and the FCC have under consideration, and in the future may adopt, new laws, regulations, and policies regarding a wide variety of other matters that also could affect, directly or indirectly, the operation, ownership transferability, and profitability of the Company's broadcast stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these could include spectrum usage fees, regulation of political advertising rates, restrictions on the advertising of certain products (such as alcoholic beverages), program content restrictions, and ownership rule changes.

Other matters that could potentially affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry for viewers or advertisers, such as home video recording devices and players, satellite radio and television services, cable television systems, newspapers, outdoor advertising, and internet-delivered video programming services. For example, the FCC is currently considering a proposal to allow the voluntary transition of television broadcasters to ATSC 3.0, known as Next Generation Television. We cannot predict whether or how this process will ultimately affect the Company or our television stations.

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

National Media

National media contributed 63 percent of Meredith's consolidated revenues and 41 percent of the combined operating profit from local media and national media operations in fiscal 2017. Better Homes & Gardens, our flagship brand, continues to account for a significant percentage of revenues and operating profit of the national media segment and the Company.

Magazines
Information for our major subscription magazine titles as of June 30, 2017, follows:

Title	Description	Frequency per Year	Year-end Rate Base	[1]

Better Homes & Gardens	Women's service	12	7,600,000
Family Circle	Women's service	12	4,000,000
Shape	Women's lifestyle	10	2,500,000
Parents	Parenting	12	2,200,000
FamilyFun	Parenting	9	2,100,000
Martha Stewart Living	Women's service	10	2,050,000
Fit Pregnancy and Baby	Parenting	11	2,000,000
Rachael Ray Every Day	Women's lifestyle and food	10	1,700,000
Allrecipes	Food	6	1,350,000
EatingWell	Women's lifestyle and food	6	1,000,000
Midwest Living	Travel and lifestyle	6	950,000
Traditional Home	Home decorating	8	850,000
Successful Farming	Farming business	13	390,000
Wood	Woodworking	7	340,000

1
Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and for most of the Company's titles is tracked by the Alliance for Audited Media, which issues periodic statements for audited magazines.

In addition to these major magazine titles, we published nearly 140 special interest publications under approximately 90 titles in fiscal 2017, primarily under the Better Homes & Gardens brand. The titles are issued from one to six times annually and sold primarily on newsstands. A limited number of subscriptions are also sold to certain special interest publications. The following special interest titles were published quarterly or more frequently: American Patchwork & Quilting; Country Gardens; Diabetic Living; Do It Yourself; Eat This, Not That!; The Magnolia Journal; and Quilts & More.

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

Digital and Mobile Media
We have 21 of our titles available as digital editions, with an audience of approximately 1.2 million. Digital subscriptions and single copy sales collectively represent 4 percent of our total rate base.

National media's more than 50 websites and nearly 50 mobile-optimized websites provide ideas and inspiration. These branded websites focus on the topics that women care about most—food, home, entertaining, and meeting the needs of moms—and on delivering powerful content geared toward lifestyle topics such as health, beauty, style, and wellness. Our Allrecipes brand alone accounts for 19 web and mobile sites serving 24 countries in 12 languages, one app across multiple platforms, and one Skill for Amazon Alexa. Digital traffic across our various platforms averaged 77 million unique monthly visitors in fiscal 2017. Our brands have a strong social networking presence as well. In fiscal 2017, national media reached over 30 million Facebook fans, nearly 13 million Twitter followers, about 5 million Instagram followers, and nearly 6 million Pinterest followers.

Other Sources of Revenues
Other revenues are derived from digital and customer relationship marketing, other custom publishing projects, brand licensing agreements, and ancillary products and services.

Meredith Xcelerated Marketing—Meredith Xcelerated Marketing (MXM) is a strategic and creative agency with digital expertise across multiple channels. MXM provides fully-integrated marketing solutions for some of the world's top brands, including The Kraft Heinz Co., Benjamin Moore, Allergan, TGIFridays, and WebMD. MXM's revenue is independent of advertising and circulation, though sometimes its services are sold as part of larger programs that include advertising components.

Brand Licensing—Meredith owns a portfolio of valuable registered trademarks. Meredith brand licensing generates royalty revenue through multiple long-term licensing agreements with retailers, manufacturers, and service providers benefiting through the use of those trademarks. Brand licensing extends the reach of Meredith brands into additional consumer channels in the U.S. and abroad.

For almost 10 years, Meredith has had a direct-to-retail licensing agreement with Walmart for Better Homes & Gardens-branded products sold at Walmart stores in the U.S., Walmart.com, and emerging in stores in Mexico and China. We recently extended our licensing agreement with Walmart through 2019. Meredith also has a long-term agreement to license the Better Homes & Gardens brand to Realogy Corporation, which continues to build a residential real estate franchise system as Better Homes and Gardens Real Estate, LLC. The network now includes more than 300 offices and more than 11,000 agents across the U.S., Canada, and the Bahamas. Other licensing agreements include Better Homes & Gardens floral arrangements with FTD.com and SHAPE Active, an activewear collection designed for women.

During fiscal 2017, the EatingWell branded line of healthy frozen food entrées manufactured and distributed by Bellisio Foods Inc. launched across a variety of regional and national grocers. Due to strong consumer response, these "Better For You" entrées are expected to continue to gain retail distribution in the second-half of calendar 2017.

Meredith's national media brands are currently distributed in nearly 80 countries, including a localized presence in more than 30 countries such as Australia, China, India, Mexico, Russia, and Turkey in print and digitally.

The Company continues to pursue activities that will serve consumers and advertisers while also extending and strengthening the reach and vitality of our brands.

Meredith has licensed exclusive global rights to publish and distribute books based on our consumer-leading brands, including the powerful Better Homes & Gardens imprint, to a book publisher. Meredith creates book content and retains all approval and content rights while the publisher is responsible for book layout and design, printing, sales and marketing, distribution, and inventory management. Meredith receives royalties based on sales subject to a guaranteed minimum.

Production and Delivery
Paper, printing, and postage costs accounted for 27 percent of the national media segment's fiscal 2017 operating expenses.

Coated publication paper is the major raw material essential to the national media segment. We directly purchase all of the paper for our magazine production and custom publishing business. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements. The price of paper is driven by overall market conditions and is therefore difficult to predict. In fiscal 2017, average paper prices decreased 5 percent. They declined 2 percent in fiscal 2016 and 3 percent in fiscal 2015. Management anticipates paper prices will be stable during fiscal 2018 and that fiscal 2018 average paper prices will be relatively flat compared to fiscal 2017 given no significant shifts in the current supply and demand structure are anticipated.

Meredith has multi-year printing contracts with two major domestic printers for the printing of our magazines.

Postage is a significant expense of the national media segment. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies that leverage work-sharing opportunities offered within the postal rate structure. Periodical postage accounts for over 80 percent of Meredith's postage costs, while other mail items—direct mail, replies, and bills—account for nearly 20 percent. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates periodically. In general, postage rate changes are capped by law at the rate of inflation as measured by the Consumer Price Index. The most recent rate change was an increase of less than one percent effective January 2017. With the exception of fiscal 2016, postage prices have risen in each of Meredith's last five fiscal years. In fiscal 2016, we saw a rare reduction in postage prices due to a roll-back of the temporary 4.3 percent exigent increase implemented in January 2014. While we expect postage prices to again increase in January 2018, a legislatively mandated calendar 2017 review of the existing law by the Postal Regulatory Commission could potentially result in adjustments to the current rate setting regime. The impact of any such change could be effective as early as the first quarter of calendar 2018. Meredith continues to work independently and with others to encourage and help the USPS find and implement efficiencies to contain rate increases. We cannot, however, predict future changes in the postal rates or the impact they will have on our national media business.

Subscription fulfillment services for Meredith's national media segment are provided by third parties. National magazine newsstand distribution services are also provided by third parties through multi-year agreements.

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

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one year terms each November. The current executive officers of the Company are:

Stephen M. Lacy—Chairman and Chief Executive Officer (2016 - present) and a director of the Company since 2004. Formerly Chairman, President, and Chief Executive Officer (2010 - 2016). Age 63.

Thomas H. Harty—President and Chief Operating Officer (2016 - present) and a director of the Company since August 2017. Formerly President, National Media Group (2010 - 2016). Age 54.

Paul A. Karpowicz—President, Local Media Group (2005 - present). Age 64.

Jonathan B. Werther—President, National Media Group (2016 - present). Formerly EVP/President Meredith Digital (2013 - 2016) and Chief Strategy Officer (2012 - 2013). Age 48.

Joseph H. Ceryanec—Chief Financial Officer (2008 - present). Age 56.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006 - present). Age 58.

EMPLOYEES

As of June 30, 2017, the Company had approximately 3,500 full-time and 120 part-time employees. Only a small percentage of our workforce is unionized. We consider relations with our employees to be good.

OTHER

Name recognition and the public image of the Company's trademarks (e.g., Better Homes & Gardens and Parents) and television station call letters are vital to the success of our ongoing operations and to the introduction of new businesses. The Company protects our brands by aggressively defending our trademarks and call letters.

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

Advertising represents the largest portion of our revenues and advertising demand may fluctuate from period to period. In fiscal 2017, 55 percent of our revenues were derived from advertising. Advertising constitutes 66 percent of our local media revenues and 48 percent of our national media revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, particularly electronic media including those based on the internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising or suppress advertising rates.

Circulation revenues represent a significant portion of our revenues. Magazine circulation is another significant source of revenue, representing 19 percent of total revenues and 30 percent of national media revenues. Preserving the number of copies sold is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase.

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

Our websites and internal networks may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations. The Company uses computers in substantially all aspects of our business operations, and our revenues are increasingly dependent on digital products. Such increases exposes us to potential cyber incidents resulting from deliberate attacks or unintentional events. Our website activities involve the storage and transmission of proprietary information, which we strive to protect from unauthorized access. However, it is possible that unauthorized persons may be able to circumvent our protections and misappropriate proprietary information or cause interruptions or malfunctions in our digital operations. We invest in security resources and technology to protect our data and business processes against risk of data security breaches and cyber-attack, but the techniques used to attempt attacks are constantly changing. A breach or successful attack could have a negative impact on our operations or business reputation.

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

Our local media operations are subject to FCC regulation. Our broadcasting stations operate under licenses granted by the FCC. The FCC regulates many aspects of television station operations including employment practices, political advertising, indecency and obscenity, programming, signal carriage, and various other technical matters. Violations of these regulations could result in penalties and fines. Changes in these regulations could impact the results of our operations. The FCC also regulates the ownership of television stations. Changes in the ownership rules could adversely affect our ability to consummate future transactions. Details regarding regulation and its impact on our local media operations are provided in Item 1-Business beginning on page 5.

Loss of or changes in affiliation agreements could adversely affect operating results for our local media segment. Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of our stations have network affiliation agreements. Seven are affiliated with CBS, five with FOX, two with MyNetworkTV, one with NBC, and one with ABC. These television networks produce and distribute programming in exchange for each of our stations' commitment to air the programming at specified times and for commercial announcement time during the programming. In most cases, we also make cash payments to the networks. These payments are in essence a portion of the retransmission consent fees that Meredith receives from cable, satellite, and telecommunications service providers, which pay Meredith to carry our television programming in our markets. These network relationships may also include terms regarding over-the-top distribution. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues. Furthermore, the non-renewal of any retransmission consent agreement with a major cable, satellite, or telecommunications service provider could adversely affect the economics of our relationship with the applicable network(s), advertising revenues, and our local brands. If renewed, our network affiliation agreements and our retransmission agreements may be renewed on terms that are less favorable to us. Our CBS affiliation agreements expire in June and August 2020. The

MyNetworkTV affiliation agreements expire in September 2018. Our FOX affiliation agreements expire in December 2018. Our NBC affiliation agreement expires in December 2017 and our ABC affiliation agreement expires in December 2019.

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

Paper and postage prices are difficult to predict and control. Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2017, these expenses accounted for 19 percent of national media's operating costs. Paper is a commodity and its price can be subject to significant volatility. All of our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts. The USPS distributes substantially all of our subscription magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

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

Further impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of the Company's stock. Although the Company wrote down certain of its intangible assets, including goodwill and trademarks, by $5.3 million in fiscal 2017 and $155.8 million in fiscal 2016, further impairment charges are possible. We test our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of every fiscal year and on an interim basis if indicators of impairment exist. Factors which influence the evaluation include, among many things, the Company's stock price and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, a potentially material non-cash impairment charge could be incurred. At June 30, 2017, goodwill and intangible assets totaled $1.9 billion, or 68 percent of Meredith's total assets, with $1.0 billion in the national media segment and $0.9 billion in the local media segment. The review of goodwill is performed at the reporting unit level. The Company has three reporting units - local media, magazine brands, and MXM. As of May 31, 2017, the date that management last performed our annual review of impairment of goodwill and intangible assets, there were no qualitative factors that indicated that a quantitative impairment analysis was needed for the the local media reporting unit. The fair value of the magazine brands reporting unit exceeded its net assets by more than 30 percent and the MXM reporting unit exceeded its net assets by nearly 80 percent. Changes in key assumptions about the economy or business prospects used to estimate fair value or other changes in market conditions could result in additional impairment charges. Although these charges would be non-cash in nature and would not affect the Company's operations or cash flow, they would reduce stockholders' equity and reported results of operations in the period charged.

We have two classes of stock with different voting rights. We have two classes of stock: common stock and Class B stock. Holders of common stock are entitled to one vote per share and account for 44 percent of the voting power. Holders of Class B stock are entitled to ten votes per share and account for the remaining 56 percent of the voting power. There are restrictions on who can own Class B stock. The majority of Class B shares are held by members of Meredith's founding family. Control by a limited number of holders may make the Company a less attractive takeover target, which could adversely affect the market price of our common stock. This voting control also prevents other shareholders from exercising significant influence over certain of the Company's business decisions.

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

The national media segment operates mainly from the Des Moines offices and from a leased facility in New York, NY. The New York facility is used primarily as advertising sales offices for all Meredith magazines and as headquarters for the Family Circle, Shape, Parents, FamilyFun, Fit Pregnancy and Baby, and Rachael Ray Every Day properties. Allrecipes operates out of leased space in Seattle, WA. We have also entered into leases for magazine editorial offices, MXM operations, and national media sales offices in the states of California, Colorado, Illinois, Michigan, Texas, Vermont, and Virginia. The Company believes these facilities are sufficient to meet our current and expected future requirements.

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

	High	Low	Dividends
Fiscal 2017
First Quarter	$57.53	$49.17	$0.4950
Second Quarter	59.70	43.85	0.4950
Third Quarter	66.25	54.60	0.5200
Fourth Quarter	66.15	51.20	0.5200

	High	Low	Dividends
Fiscal 2016
First Quarter	$53.11	$39.40	$0.4575
Second Quarter	47.70	38.80	0.4575
Third Quarter	48.00	35.03	0.4950
Fourth Quarter	52.49	44.80	0.4950

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased our dividend for 24 consecutive years. It is currently anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2017, there were approximately 930 holders of record of the Company's common stock and 510 holders of record of Class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock during the period July 1, 2012, to June 30, 2017, with the Standard and Poor's (S&P) MidCap 400 Index and with a peer group of companies engaged in multimedia businesses primarily with publishing and/or television broadcasting in common with the Company.

The S&P MidCap 400 Index is comprised of 400 mid-sized U.S. companies with a market cap in the range of $1.6 billion to $6.8 billion in primarily the information technology, financial, industrial, and consumer discretionary industries weighted by market capitalization. The peer group selected by the Company for comparison, which is weighted by market capitalization, is comprised of Media General, Inc. (until its acquisition by Nexstar Broadcasting Group, Inc.on January 17, 2017); Nexstar Broadcasting Group, Inc.; TEGNA Inc.; The E.W. Scripps Company; and Time Inc. (since June 9, 2014, the date its stock began trading).
The graph depicts the results for investing $100 in the Company's common stock, the S&P MidCap 400 Index, and the peer group at closing prices on June 30, 2012, assuming dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended June 30, 2017.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under the programs
				(in thousands)
April 1 to April 30, 2017	1,625	$64.26	499	$70,191
May 1 to May 31, 2017	40,653	53.28	40,358	68,040
June 1 to June 30, 2017	—	—	—	68,040
Total	42,278	53.71	40,857

1
The number of shares purchased includes 499 shares in April 2017 and 358 shares in May 2017 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

2
The number of shares purchased includes 1,126 shares in April 2017 and 295 shares in May 2017 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the fiscal years 2013 through 2017 are contained under the heading "Five-Year Financial History with Selected Financial Data" beginning on page 88 and are primarily derived from consolidated financial statements for those years. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

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

EXECUTIVE OVERVIEW

Meredith has been committed to service journalism for 115 years. Today, Meredith uses multiple distribution platforms – including broadcast television, print, digital, mobile, and video – to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

Meredith operates two business segments. The local media segment includes 17 television stations reaching 11 percent of U.S. households. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith’s stations produce 700 hours of local news and entertainment content each week, and operate leading local digital destinations.

Meredith’s national media segment reaches more than 110 million unduplicated American women, including more than 70 percent of U.S. millennial women. Meredith is the leader in creating content across media platforms in key consumer interest areas such as food, home, parenting, and lifestyle through well-known brands such as Better Homes & Gardens, Allrecipes, Parents, and Shape. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 5,000 Walmart stores across the U.S. and at Walmart.com. MXM is an award-winning, strategic, and creative agency that provides fully integrated marketing solutions for many of the world’s top brands.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2017, the national media segment accounted for 63 percent of the Company's $1.7 billion in revenues while local media segment revenues contributed 37 percent.

Meredith continued to aggressively execute a series of well-defined strategic initiatives in fiscal 2017 to generate growth in revenue and operating profit, and increase shareholder value over time. These included:

•
Increasing Meredith’s powerful consumer connection - Consumer engagement expanded across Meredith’s media platforms, including magazine readership, digital and mobile traffic, and sales of branded product at retail.

•
Rapidly growing digital, mobile, video, and social platforms - Total Company digital advertising revenues grew 20 percent. National media digital advertising increased more than 20 percent and represented more than 30 percent of its total advertising. Local media digital advertising rose more than 15 percent. Traffic across Meredith’s digital properties averaged 86 million unique visitors per month, an increase of 8 percent over the prior year.

•
Generating record political advertising revenues - Our television stations generated $63 million of political advertising revenues, an increase of 43 percent compared to the fiscal 2015 election cycle.

•	Expanding Meredith’s media portfolio:

◦
In the local media segment, Meredith acquired Peachtree TV in Atlanta, the nation’s 10th largest market. With Peachtree TV, we created our fifth owned-and-operated duopoly. To further strengthen our competitive position, we added newscasts in Atlanta, Phoenix, Portland, Nashville, Greenville, and Flint/Saginaw.

◦
In the national media segment, we launched The Magnolia Journal, an extension of Joanna and Chip Gaines’ popular Magnolia brand. It quickly became the strongest-selling newsstand title in Meredith’s recent history and is currently selling more than 900,000 copies of each issue.

•	Successful renewal of key strategic agreements:

◦
In the local media segment, we renewed our CBS affiliation agreements for our stations in Atlanta, Phoenix, Kansas City, and Flint/Saginaw into fiscal 2021. We also extended our FOX agreements in Portland, Las Vegas, Greenville, Mobile, and Springfield into fiscal 2019.

◦
In the national media segment, we renewed our licensing program with Walmart. In addition, we launched several new brand licensing programs, including a well-received EatingWell line of frozen entrées and a Shape line of apparel for women.

•
Successful execution of our total shareholder return strategy - We increased our dividend by 5.1 percent to $2.08 per share on an annualized basis, its 24th consecutive year of dividend growth. As of June 30, 2017, our dividend yield was 3.5 percent.

LOCAL MEDIA

Local media derives the majority of its revenues—66 percent in fiscal 2017—from the sale of advertising both over the air and on our stations' websites and apps. The remainder comes from television retransmission consent fees, television production, and other services.

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

Local media's major expense categories are employee compensation and programming fees paid to the networks. Employee compensation represented 40 percent of local media's operating expenses in fiscal 2017. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors. Programming fees paid to the networks represented 24 percent of this segment's fiscal 2017 expenses. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 36 percent of local media's fiscal 2017 operating expenses.

NATIONAL MEDIA

Advertising revenues made up 48 percent of fiscal 2017 national media revenues. These revenues were generated from the sale of advertising space in our magazines and on our websites to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith's magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 30 percent of fiscal 2017 national media revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. In the short term, subscription revenues, which accounted for 86 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers' response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. Subscription revenues per copy and related costs can also vary significantly by subscription source. Some subscription sources generate lower revenues than other sources, but have proportionately lower related costs. A key factor in our subscription success is our industry-leading database. It contains an abundance of attributes on 125 million individuals, which represents 80 percent of American homeowners and nearly 65 percent of millennial women. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 22 percent of national media revenues came from a variety of activities that included the sale of customer relationship marketing products and services as well as brand licensing, digital lead generation and other eCommerce sales, product sales, and other related activities. MXM offers integrated promotional, database management, relationship, and direct marketing capabilities for corporate customers, both in printed and digital forms. These other revenues are generally affected by changes in the level of economic activity in the U.S. including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs. Paper, postage, and production charges represented 27 percent of the segment's operating expenses in fiscal 2017. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The printing of our publications is outsourced. We typically have multi-year contracts for the printing of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS adjusted rates most recently in January 2017, which resulted in an increase of less than one percent. While we expect postage prices to increase again in January 2018, a legislatively mandated calendar 2017 review of the existing law by the Postal Regulatory Commission could potentially result in adjustments to the current rate setting regime. Meredith works with others in the industry and through trade organizations to encourage the USPS to implement efficiencies and contain rate increases.

Employee compensation, which includes benefits expense, represented 27 percent of national media's operating expenses in fiscal 2017, and is affected by the same factors noted for local media. The remaining 46 percent of fiscal 2017 national media expenses included costs for magazine newsstand distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

FISCAL 2017 FINANCIAL OVERVIEW

•	Local media revenues increased 15 percent and operating profit rose 36 percent reflecting increased cyclical political advertising and higher retransmission consent revenues.

•
National media revenues declined 2 percent as declines in the revenues of our magazine operations of $43.0 million and our MXM operations of $6.7 million more than offset increased revenues in our digital operations of $34.2 million. Approximately 30 percent of the decline in magazine operation revenues was due to the closure of MORE magazine effective following the April 2016 issue. Operating expenses decreased 16 percent. In fiscal 2017, the Company recorded a pre-tax non-cash impairment charge of $5.3 million to reduce trademarks whereas in fiscal 2016, the Company recorded pre-tax non-cash impairment charges of $155.8 million to reduce goodwill and trademarks. Due primarily to the significantly smaller impairment charge recorded in fiscal 2017, national media operating profit increased $164.2 million in fiscal 2017. In addition, growth in the operating profit of our digital operations of $21.6 million and an increase in the reduction of previously accrued contingent consideration payable of $15.3 million more than offset declines in the operating profit of our magazine operations of $14.4 million and MXM's operations of $7.2 million.

•	Due to the resolution of certain federal and state tax matters, an income tax benefit of $6.7 million was recorded in fiscal 2017.

•
During fiscal 2017, management committed to several performance improvement plans related primarily to business realignments. These actions resulted in selected workforce reductions. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $12.4 million, which consisted primarily of severance and related benefit costs for the involuntary termination of employees.

•
Diluted earnings per share increased 455 percent to $4.16 from $0.75 in the prior year primarily due to the increase in political advertising and retransmission consent revenues, the increase in the reduction of previously accrued contingent consideration payable, and the credit to income taxes. Prior-year earnings per share was impacted by the goodwill and trademark impairments, income received from the termination of a merger, and merger-related expenses incurred by the Company.

•	In fiscal 2017, we generated $219.3 million in operating cash flows, invested $84.4 million in acquisitions of and investments in businesses, and invested $34.8 million in capital improvements.

RESULTS OF OPERATIONS

Years ended June 30,	2017	Change	2016	Change	2015
(In millions except per share data)
Total revenues	$1,713.4	4%	$1,649.6	3%	$1,594.2
Costs and expenses	1,344.1	0%	1,341.9	4%	1,294.3
Depreciation and amortization	53.9	(9)%	59.1	5%	56.5
Impairment of goodwill and other long-lived assets	6.2	(96)%	161.5	n/m	1.3
Merger termination fee net of merger-related costs	—	(100)%	(43.5)	n/m	—
Total operating expenses	1,404.2	(8)%	1,519.0	12%	1,352.1
Income from operations	$309.2	137%	$130.6	(46)%	$242.1
Net earnings	$188.9	457%	$33.9	(75)%	$136.8
Diluted earnings per share	4.16	455%	0.75	(75)%	3.02
n/m - Not meaningful

OVERVIEW

Following are brief descriptions of recent acquisitions and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the local media and national media segments and an analysis of our consolidated results of operations for the last three fiscal years.

Acquisitions

Meredith acquired the assets of a digital lead-generation company in the home services market in December 2016 and completed, in April 2017, the acquisition of Peachtree TV, an independent station in Atlanta, Georgia, which was operated by Meredith prior to its acquisition. The results of these acquisitions have been included in the Company's consolidated operating results since their respective acquisition dates. See Note 2 to the consolidated financial statements for further information.

Trends and Uncertainties

Advertising revenues accounted for 55 percent of total revenues in fiscal 2017. Advertising demand is the Company's key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Demand for political advertising in the Company’s local media segment is cyclical in nature, generally following the biennial cycle of election campaigns with peaks occurring in our odd fiscal years (e.g., fiscal 2015, fiscal 2017) and particularly in our second fiscal quarter of those fiscal years. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates, and over time, television programming rights. The Company's cash flows from operating activities, our primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

LOCAL MEDIA

The following discussion reviews operating results for the Company's local media segment, which consists of 17 television stations and related digital and mobile media. The local media segment contributed 37 percent of Meredith's consolidated revenues in fiscal 2017 and 59 percent of the combined operating profit from local media and national media operations in fiscal 2017.

Fiscal 2017 local media revenues rose 15 percent and operating profit grew 36 percent primarily reflecting increased cyclical political advertising and higher retransmission consent revenues.

Local media revenues increased 3 percent in fiscal 2016 as revenues from the acquisition of two television stations in fiscal 2015 and strong increases in other revenues more than offset a $30.8 million cyclical reduction in political advertising, which was expected in a non-political year. Local media operating profit declined 3 percent in fiscal 2016.

Local media operating results for the last three fiscal years were as follows:

Years ended June 30,	2017	Change	2016	Change	2015
(In millions)
Revenues	$630.1	15%	$548.4	3%	$534.3
Operating expenses	(415.2)	6%	(389.9)	5%	(371.6)
Operating profit	$214.9	36%	$158.5	(3)%	$162.7

Local Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2017	Change	2016	Change	2015
(In millions)
Revenues
Non-political advertising	$351.5	(6)%	$374.1	5%	$356.5
Political advertising	62.5	379%	13.0	(70)%	43.8
Other	216.1	34%	161.3	20%	134.0
Total revenues	$630.1	15%	$548.4	3%	$534.3

Local media revenues increased 15 percent in fiscal 2017. The increase was primarily due to higher political advertising related to the November 2016 elections. Political advertising revenues totaled $62.5 million in fiscal 2017 compared with $13.0 million in fiscal 2016. Fluctuations in political advertising revenues at our stations, and throughout the broadcasting industry, generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues decreased 6 percent in fiscal 2017, due primarily to political advertising displacement, the Super Bowl moving to FOX from CBS, and the Summer Olympic games on NBC. Local non-political advertising revenues declined 5 percent and national non-political advertising revenues decreased 11 percent in fiscal 2017. Digital advertising increased 17 percent as compared to fiscal 2016 as a series of growth strategies continued to drive higher advertising rates across the station group.

Other revenues, which are primarily retransmission consent fees from cable, satellite, and telecommunications operators, increased 34 percent in fiscal 2017 primarily due to increased retransmission consent fees.

Local media revenues increased 3 percent in fiscal 2016. Non-political advertising revenues increased 5 percent. Non-political advertising revenues from station acquisitions accounted for almost 75 percent of the increase. Organic local non-political advertising revenues increased 1 percent in fiscal 2016 and organic national non-political advertising revenues increased 2 percent. Political advertising revenues totaled $13.0 million in fiscal 2016 as compared with $43.8 million in the prior year. Digital advertising increased 13 percent in fiscal 2016 due to the addition of digital advertising revenues from station acquisitions and organic growth.

Other revenues grew 20 percent in fiscal 2016. Incremental other revenues from station acquisitions accounted for approximately 25 percent of the increase. The remainder was primarily due to an increase in retransmission consent fees of $27.6 million partially offset by a reduction in station management fees of $2.6 million.

Local Media Operating Expenses

Local media operating expenses increased 6 percent in fiscal 2017 primarily due to higher programming fees paid to affiliated networks.

Fiscal 2016 local media operating expenses increased 5 percent. Incremental operating expenses from station acquisitions of $13.4 million, increased programming fees paid to affiliated networks of $9.7 million, and increased performance-based incentive accruals of $3.3 million were partially offset by reductions in employee compensation costs of $2.2 million. In addition, the lack of $2.3 million in acquisition and disposal transaction costs as compared to the prior year and a reduction in previously accrued restructuring costs of $2.1 million recorded in fiscal 2016 also helped offset the increases.

Local Media Operating Profit

Local media operating profit increased 36 percent in fiscal 2017 primarily reflecting the increase in higher-margin political advertising and retransmission consent revenues.

Fiscal 2016 local media operating profit declined 3 percent compared with fiscal 2015 primarily due to a change in the mix of revenues from higher-margin political advertising revenues to lower margin revenues and increased operating expenses.

NATIONAL MEDIA

The following discussion reviews operating results for our national media segment, which includes magazine publishing, digital and customer relationship marketing, digital and mobile media, brand licensing, database-related activities, and other related operations. The national media segment contributed 63 percent of Meredith's consolidated revenues in fiscal 2017 and 41 percent of the combined operating profit from local media and national media operations in fiscal 2017.

Fiscal 2017 national media revenues declined 2 percent. Costs and expenses decreased 3 percent and an impairment charge of $5.3 million was recorded. Fiscal 2017 segment operating profit was $146.5 million.

National media revenues increased 4 percent in fiscal 2016. Costs and expenses increased 3 percent and impairment charges of $155.8 million were recorded in the national media segment. Due to the impairment charges, the national media operations reported an operating loss of $17.7 million in fiscal 2016.

National media operating results for the last three fiscal years were as follows:

Years ended June 30,	2017	Change	2016	Change	2015
(In millions)
Revenues	$1,083.2	(2)%	$1,101.2	4%	$1,059.9
Operating expenses
Costs and expenses	(931.4)	(3)%	(963.1)	3%	(937.2)
Impairment of goodwill and other long-lived assets	(5.3)	(97)%	(155.8)	n/m	—
Total operating expenses	(936.7)	(16)%	(1,118.9)	19%	(937.2)
Operating profit (loss)	$146.5	n/m	$(17.7)	n/m	$122.7
n/m - Not meaningful

National Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2017	Change	2016	Change	2015
(In millions)
Revenues
Advertising	$520.1	(1)%	$527.1	6%	$496.2
Circulation	322.0	(2)%	328.6	5%	313.7
Other	241.1	(2)%	245.5	(2)%	250.0
Total revenues	$1,083.2	(2)%	$1,101.2	4%	$1,059.9

Advertising Revenue
The following table presents advertising page information according to Publishers Information Bureau for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2017	Change	2016	Change	2015
Better Homes & Gardens	1,043	3%	1,009	(8)%	1,099
Family Circle	954	1%	948	(1)%	956
Parents	885	(11)%	994	(7)%	1,074
Shape / Fitness	885	(2)%	905	26%	720
Martha Stewart Living [1]	602	7%	565	88%	301
Rachael Ray Every Day	519	6%	491	(4)%	513
Traditional Home	440	(11)%	496	1%	493
Midwest Living	416	12%	373	4%	358
FamilyFun	317	(24)%	418	(5)%	441
EatingWell	305	7%	286	11%	257
Allrecipes	299	19%	252	54%	164
Fit Pregnancy and Baby / American Baby	229	(10)%	254	(18)%	309
More [2]	—	—	296	(48)%	565
¹ Since date of acquisition in fiscal 2015
[2] Closed during fiscal 2016

National media advertising revenues decreased 1 percent in fiscal 2017. Digital advertising revenues grew 21 percent in fiscal 2017. Growth in digital advertising was primarily led by native, engagement-based video, and programmatic advertising, along with shopper marketing revenues. Magazine advertising revenues declined 9 percent and advertising pages decreased 5 percent. Approximately 20 percent of the magazine ad revenues decline and 55 percent of the ad pages decline were due to the closing of MORE magazine. Approximately 50 percent of the remaining decline in magazine ad revenues and most of the remaining decline in ad pages were due to softness in the parenting titles. Among our core advertising categories, the food and beverage, direct response, and beauty categories showed strength while demand was weaker for the finance, prescription drug, and non-prescription drug categories.

National media advertising revenues increased 6 percent in fiscal 2016. Digital advertising revenues grew 16 percent in fiscal 2016 due to acquisitions and, to a lesser extent, organic growth. Magazine advertising revenues increased 3 percent and advertising pages increased 7 percent in fiscal 2016. Excluding incremental advertising revenues and ad pages from acquisitions, magazine advertising revenues and ad pages declined in the mid to high-single digits on a percentage basis. Among our core advertising categories, demand was weaker for the toiletries and cosmetics and retail categories while the prescription and non-prescription drugs categories showed strength.

Circulation Revenues
Magazine circulation revenues declined 2 percent in fiscal 2017. Subscription revenues were down in the low-single digits on a percentage basis. Newsstand revenues declined 1 percent. Subscription and newsstand revenues were affected by the closure of MORE magazine. Newsstand revenues benefited from the strong performance of The Magnolia Journal, Meredith’s new quarterly lifestyle magazine based on Joanna and Chip Gaines’ popular Magnolia brand. The subscription revenues decline was also partially due to ongoing efforts to source a larger percentage of magazine subscribers from Meredith’s own database instead of external agent sources. This direct-to-publisher strategy increases circulation profit but lowers revenues over time. The direct-to-publisher strategy is expected to adversely affect subscription revenues for the foreseeable future.

Fiscal 2016 magazine circulation revenues increased 5 percent. Subscription revenues increased in the mid-single digits on a percentage basis primarily due to subscription revenues from acquisitions. Newsstand revenues were flat in fiscal 2016 as increases from acquisitions were offset by overall weaker newsstand demand for most other titles.

Other Revenues
Other revenues decreased 2 percent in fiscal 2017 primarily due to a decline in MXM revenues of $6.7 million due to certain client losses and project scope reductions and a decrease in brand licensing revenues of $2.4 million. These declines were partially offset by increases in eCommerce revenues of $8.2 million.

Other revenues declined 2 percent in fiscal 2016 as a decrease in MXM revenues of $12.6 million was partially offset by increases in content and web development revenues in our magazine operations of $4.8 million and an increase in brand licensing revenues of $2.5 million.

National Media Costs and Expenses

Fiscal 2017 national media costs and expenses decreased 3 percent in fiscal 2017. An increase in the reduction of previously accrued contingent consideration payable of $15.3 million and a decline in paper expense of $10.7 million contributed to the decline. Paper expenses declined due to both a decrease in the volume of paper used and a mid-single digit decline in average paper prices as compared to fiscal 2016. Also contributing to the decline was decreases in postage and other delivery costs of $8.2 million, lower employee compensation costs of $7.6 million, decreases in processing costs of $6.1 million, and declines in non-payroll related editorial costs of $4.9 million. The closing of MORE magazine contributed to the expense declines. These declines were partially offset by higher magazine and digital-related production costs of $14.5 million and increases in circulation expenses of $5.8 million.

National media costs and expenses increased 3 percent in fiscal 2016. Incremental operating expenses from acquisitions of $65.5 million and a pension settlement charge of $3.3 million were partially offset by reductions in paper costs of $7.4 million. Paper expense declined due to both a decrease in the volume of paper used and a low-single digit decline in average paper prices as compared to the prior year. In addition, non-payroll related editorial costs declined $7.0 million, employee compensation costs decreased $5.9 million, postage and other delivery costs were down $5.5 million, and processing costs decreased $3.3 million. Consistent with the decrease in MXM revenues, MXM operating expenses declined $8.5 million.

National Media Impairment of Goodwill and Other Long-Lived Assets

During the fourth quarter of fiscal 2017, the national media segment recorded a pre-tax, non-cash impairment charge of $5.3 million related to a trademark. During the fourth quarter of fiscal 2016, the national media segment recorded a pre-tax, non-cash impairment charge of $116.9 million to reduce the carrying value of goodwill related to MXM's operations and a pre-tax, non-cash impairment charge of $38.9 million related to a trademark.

National Media Operating Profit (Loss)

Fiscal 2017 national media operating profit grew to $146.5 million. The reduction in impairment charges of $150.5 million and an increase in the reduction of previously accrued contingent consideration payable of $15.3 million in fiscal 2017 contributed to the increase. In addition, growth in the operating profit of our digital operations of $21.6 million partially offset declines in the operating profit of our magazine operations of $14.4 million and MXM's operations of $7.2 million.

National media operations resulted in a $17.7 million loss in fiscal 2016 reflecting the $155.8 million non-cash impairment charges to reduce the carrying value of its goodwill and one of its trademarks. Absent the impairment charges, national media operating profit would have been $138.1 million, an increase of 13 percent from fiscal 2015. The increase is primarily due to incremental operating profit from acquisitions of $17.8 million more than offsetting a $4.2 million decline in MXM 's operating profit.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three fiscal years were as follows:

Years ended June 30,	2017	Change	2016	Change	2015
(In millions)
Costs and expenses	$51.4	7%	$48.0	11%	$43.2
Impairment of goodwill and other long-lived assets	0.9	(85)%	5.7	n/m	—
Merger termination fee net of merger-related costs	—	(100)%	(43.5)	n/m	—
Unallocated corporate expenses	$52.3	413%	$10.2	(76)%	$43.2
n/m - Not meaningful

Fiscal 2017 unallocated corporate costs and expenses increased 7 percent primarily due to increases in performance-based incentive accruals of $4.2 million and consulting costs of $1.9 million. These increases more than offset a gain of $1.7 million related to the sale of an investment that had previously been written off.

Unallocated corporate costs and expenses increased 11 percent in fiscal 2016 primarily due to increases in performance-based incentive accruals of $2.9 million, consulting costs of $1.6 million, and other small increases in various expense categories.

During fiscal 2016, the Company's two corporate airplanes met the criteria to be classified as held for sale and as such were written down to their estimated fair value less costs to sell. This resulted in a $5.7 million impairment charge. An additional impairment charge of $0.9 million was taken on these corporate airplanes during fiscal 2017.

In September 2015, the Company entered into a merger agreement with Media General, Inc. This agreement was terminated in January 2016. In exchange for terminating the merger agreement, the Company received $60.0 million of cash, which was partially offset by $16.5 million in merger-related expenses.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2017	Change	2016	Change	2015
(In millions)
Production, distribution, and editorial	$602.9	(1)%	$611.8	2%	$598.9
Selling, general, and administrative	741.2	2%	730.1	5%	695.4
Depreciation and amortization	53.9	(9)%	59.1	5%	56.5
Impairment of goodwill and other long-lived assets	6.2	(96)%	161.5	n/m	1.3
Merger termination fee net of merger-related costs	—	(100)%	(43.5)	n/m	—
Operating expenses	$1,404.2	(8)%	$1,519.0	12%	$1,352.1
n/m - Not meaningful

Production, Distribution, and Editorial Costs
Production, distribution, and editorial costs decreased 1 percent in fiscal 2017 as declines in paper expense of $10.7 million, employee compensation costs of $9.3 million, postage and other delivery costs of $8.2 million, processing costs of $6.1 million, non-payroll related editorial costs of $4.9 million, and MXM production costs of $4.4 million more than offset increases in programming fees paid to affiliated networks of $21.1 million and higher magazine and digital-related production costs of $14.5 million.

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

Selling, General, and Administrative Expenses
Fiscal 2017 selling, general, and administrative expenses increased 2 percent as increases in MXM selling and general expenses of $8.4 million, higher circulation expenses of $5.8 million, increased employee compensation costs of $4.7 million, higher performance-based incentive accruals of $3.9 million, and the write-down of investments of $3.6 million, were partially offset by an increase in the reduction of previously accrued contingent consideration payable of $15.3 million.

Selling, general, and administrative expenses increased 5 percent in fiscal 2016. The addition of expenses from acquired businesses of $43.0 million, increased performance-based incentive accruals of $6.3 million, and a pension settlement charge of $5.6 million more than offset declines in employee compensation costs of $12.8 million, lower severance and related benefit accruals of $4.9 million, and an increase of $3.1 million in the credit to expense for reduction in previously accrued restructuring accruals.

Depreciation and Amortization
Depreciation and amortization expense declined 9 percent fiscal 2017 primarily due to decreases in depreciation in our local media segment.

Depreciation and amortization expense increased 5 percent in fiscal 2016 due primarily to increased depreciation and amortization from acquisitions of $4.9 million partially offset by certain intangible assets related to prior acquisitions becoming fully amortized.

Impairment of Goodwill and Other Long-lived Assets
The impairment charge recorded in fiscal 2017 related to a pre-tax, non-cash impairment charge of $5.3 million related to a trademark in the national media segment. During fiscal 2016, the national media segment recorded a pre-tax, non-cash impairment charge of $116.9 million to reduce the carrying value of goodwill related to MXM's operations and a pre-tax, non-cash impairment charge of $38.9 million related to a trademark. In addition, in fiscal 2016, the Company's two corporate airplanes met the criteria to be classified as held for sale and as such were written down to their estimate fair value less costs to sell. This resulted in an impairment charge of $5.7 million.

Merger Termination Fee Net of Merger-related Costs
In September 2015, the Company entered into a merger agreement with Media General, Inc. This agreement was terminated in January 2016. In exchange for terminating the merger agreement, the Company received $60.0 million of cash, which was partially offset by $16.5 million in merger-related expenses.

Operating Expenses
Employee compensation including benefits was the largest component of our operating expenses in fiscal 2017. Employee compensation represented 34 percent of total operating expenses in fiscal 2017, compared to 31 percent in fiscal 2016, and 34 percent in fiscal 2015. National media paper, production, and postage combined expense was the second largest component of our operating costs in fiscal 2017, representing 18 percent of the total. In fiscal 2016, these expenses represented 18 percent and in fiscal 2015, they were 20 percent. In fiscal 2016, the impairment of goodwill and other long-lived assets was the third largest component representing 11 percent of total operating expenses. Absent the impairment charges, employee compensation including benefits represented 34 percent and national media paper, production, and postage combined expense represented 20 percent of total operating costs.

Income from Operations

Income from operations increased 137 percent in fiscal 2017 primarily due to the non-cash impairment charges of $161.5 million recorded in fiscal 2016. Absent the impairment charges, income from operations increased 6 percent in fiscal 2017 primarily due to higher operating profits in our local media segment of $59.5 million, a reduction of $16.5 million in merger-related expenses, and an increase in the reduction of previously accrued contingent consideration payable of $15.3 million partially offset by the absence of the $60.0 million received by the Company in fiscal 2016 in conjunction with the termination of the merger agreement.

Income from operations decreased 46 percent in fiscal 2016 primarily due to the non-cash impairment charges of $161.5 million described above, merger-related expenses of $16.5 million, lower operating profits before acquisitions in our local media segment of $16.4 million due primarily to the cyclical nature of political revenues, and a decline in MXM's operating results of $4.2 million. Partially offsetting these decreases were the receipt of merger related fees of $60.0 million, incremental operating profit from acquisitions of $24.2 million, and the reduction in the severance and benefits accrual of $4.9 million.

Net Interest Expense

Net interest expense was $18.8 million in fiscal 2017, $20.4 million in fiscal 2016, and $19.4 million in fiscal 2015. Average long-term debt outstanding was $678.1 million in fiscal 2017, $766.4 million in fiscal 2016, and $780.3 million in fiscal 2015. The Company's approximate weighted average interest rate was 2.8 percent in fiscal 2017, 2.7 percent in fiscal 2016, and 2.5 percent in fiscal 2015. The weighted average interest rates include the effects of derivative financial instruments.

Income Taxes

The Company's effective tax rate was 34.9 percent in fiscal 2017, 69.2 percent in fiscal 2016, and 38.6 percent in fiscal 2015. The fiscal 2017 effective tax rate was primarily impacted by a credit to income taxes of $6.7 million related to the resolution of certain federal and state tax matters recorded in fiscal 2017. In fiscal 2016, the Company recorded an impairment of goodwill of $116.9 million, of which approximately 20 percent was deductible for income tax purposes.

Net Earnings and Earnings per Share

Net earnings were $188.9 million ($4.16 per diluted share) in fiscal 2017, up 457 percent from $33.9 million ($0.75 per diluted share) in fiscal 2016, primarily due to the increase in political advertising and retransmission consent revenues, the reduction in previously accrued contingent consideration payable, and the credit to income taxes. Prior-year earnings per share was impacted by the goodwill and trademark impairments recorded by the Company in fiscal 2016. Both average basic and diluted shares outstanding increased slightly.

Net earnings were $33.9 million ($0.75 per diluted share) in fiscal 2016, down 75 percent from $136.8 million ($3.02 per diluted share) in fiscal 2015. The decrease in net earnings was primarily due to the impairment charges and a higher effective tax rate due to the limited tax deductibility of the goodwill impairment. Both average basic and diluted shares outstanding increased slightly.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2017	2016	2015
(In millions)
Cash flows from operating activities	$219.3	$226.6	$192.3
Cash flows from investing activities	(117.7)	(31.5)	(206.8)
Cash flows from financing activities	(104.3)	(193.0)	0.7
Net cash flows	$(2.7)	$2.1	$(13.8)
Cash and cash equivalents	$22.3	$25.0	$22.8
Total long-term debt	700.6	695.0	795.0
Shareholders' equity	996.0	889.0	951.9
Debt to total capitalization	41%	44%	46%

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. Our core businesses—television broadcasting and magazine advertising—have been strong cash generators. Despite the introduction of many new technologies, we believe these businesses will continue to have strong market appeal for the foreseeable future. As is true in any business, changes in the level of demand for magazine and television advertising or our other products as well as changes in costs can have a significant effect on operating results and cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2017, we had up to $115.0 million available under our revolving credit facility and up to $25.0 million available under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $2.7 million in fiscal 2017; they increased $2.1 million in fiscal 2016 and decreased $13.8 million in fiscal 2015. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, dividends, stock repurchases, and capital investments.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Advertising accounted for more than 50 percent of total revenues in each of the past three fiscal years. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue transactions such as retransmission consent fees, customer relationship marketing, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, network programming fees, employee benefits (including pension plans), broadcast programming rights, and other services and supplies.

Cash provided by operating activities totaled $219.3 million in fiscal 2017 compared with $226.6 million in fiscal 2016. The decrease in cash provided by operating activities is primarily due to the receipt, in fiscal 2016, of a net $43.5 million reflecting the merger termination fee less merger-related expenses. This onetime receipt of cash is included in cash provided by operating activities in fiscal 2016.

Cash provided by operating activities totaled $226.6 million in fiscal 2016 compared with $192.3 million in fiscal 2015. The increase in cash provided by operating activities is primarily due to increased net earnings (excluding the impact of non-cash impairment charges). The increase in net earnings reflects the merger termination fee less merger-related expenses and associated taxes.

Changes in the Company's cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. During fiscal 2017, we contributed $10.0 million to the defined benefit pension plans. During fiscal 2016 and fiscal 2015, we made a $5.0 million contribution in each fiscal year. We do not anticipate a required contribution in fiscal 2018.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities rose to $117.7 million in fiscal 2017 from $31.5 million in fiscal 2016 primarily due to increased cash outflows for acquisitions of businesses in the current year.

Net cash used in investing activities decreased to $31.5 million in fiscal 2016 compared to $206.8 million in fiscal 2015 primarily due to fewer acquisitions of businesses in fiscal 2016.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, the payment of dividends, and the payment of acquisition-related contingent consideration.

Net cash used in financing activities totaled $104.3 million in fiscal 2017, compared with $193.0 million in the prior year. The change in cash flows from financing activities is primarily due to a net $5.6 million of debt issuances in the current year compared to a net $100.0 million of debt being paid down in the prior year.

Net cash used in financing activities totaled $193.0 million in fiscal 2016, compared with net cash provided by financing activities of $0.7 million in fiscal 2015. The change in cash flows from financing activities is primarily due to a net $100.0 million of debt being paid down in fiscal 2016 compared to a net $80.0 million of debt issuances in fiscal 2015.

Long-term Debt

At June 30, 2017, total long-term debt outstanding was $700.6 million ($240.6 million under a term loan, $250.0 million in floating-rate unsecured senior notes, $50.0 million in fixed-rate unsecured senior notes, $75.0 million under an asset-backed bank facility, and $85.0 million outstanding under a revolving credit facility).

During fiscal 2015, the Company entered into interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (1.21 percent on the swap maturing in August 2018, 1.28 percent on the swap maturing in March 2019, and 1.20 percent on the swaps maturing in August 2019 as of June 30, 2017) on the $300.0 million notional amount of indebtedness.

During fiscal 2017, Meredith amended and restated its credit agreement that provides a revolving credit facility of $200.0 million and a term loan facility of $250.0 million, which now expires on November 30, 2021. Other than extending the expiration date, the terms of the amended and restated credit agreement are substantially the same as those previously in place. The amended and restated credit agreement replaced our prior revolving credit facility and term loan. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. As of June 30, 2017, the weighted average interest rate was 2.49 percent for the revolving credit facility and term loan, after taking into account the effect of outstanding interest rate swap agreements. The term loan is payable in quarterly installments based on an amortization schedule as set forth in the agreement. At June 30, 2017, $240.6 million was outstanding under the term loan and $85.0 million was outstanding under the revolver. Of the term loan, $12.5 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

The floating-rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating-rate unsecured senior notes was 3.26 percent at June 30, 2017, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating-rate unsecured senior notes was 3.03 percent at June 30, 2017, after taking into account the effect of the outstanding interest rate swap agreement. None of the floating-rate senior notes are due in the next 12 months.

The $50.0 million fixed-rate senior note, which carries an interest rate of 3.04 percent, is due on March 1, 2018. We expect to repay this senior note with cash from operations and credit available under existing credit agreements.

In connection with the asset-backed bank facility, we entered into a revolving agreement. Under this agreement, we currently sell all of our rights, title, and interest in the majority of our accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At June 30, 2017, $179.6 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note that bears interest at the prime rate, 4.25 percent at June 30, 2017, from Meredith Funding Corporation. As of June 30, 2017, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. The interest rate was 2.08 percent as of June 30, 2017. The current term of the asset-backed bank facility ends in October 2017. We expect to renew this facility on or before its expiration date under substantially similar terms or refinance it with available borrowing capacity.

We believe our debt agreements are material to discussions of Meredith's liquidity. All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. A summary of the most significant financial covenants and their status at June 30, 2017, is as follows:

	Required at June 30, 2017	Actual at June 30, 2017
Ratio of debt to trailing 12 month EBITDA[1]	Less than 3.75	1.93
Ratio of EBITDA[1] to interest expense	Greater than 2.75	19.30
1 EBITDA is earnings before interest, taxes, depreciation, and amortization as defined in the debt agreements.

The Company was in compliance with these and all other financial covenants at June 30, 2017.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2017:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Total long-term debt	$700.6	$62.5	$46.8	$341.3	$250.0
Debt interest [1]	73.0	15.4	26.3	21.8	9.5
Broadcast rights and network programming	484.5	173.0	288.3	20.4	2.8
Contingent consideration [2]	35.9	4.0	27.2	4.7	—
Operating leases	134.6	18.4	33.4	27.4	55.4
Purchase obligations and other [3]	32.7	17.8	8.9	2.4	3.6
Total contractual cash obligations	$1,461.3	$291.1	$430.9	$418.0	$321.3

1
Debt interest represents semi-annual interest payments due on fixed-rate senior notes outstanding at June 30, 2017, and estimated interest payments on variable-rate term loan and variable-rate private placement senior notes outstanding at June 30, 2017. Interest payments on variable-rate debt is estimated using the effective interest rate including projected payments related to interest rate swaps as of June 30, 2017.

2
While it is not certain if or when these contingent acquisition payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

3	Purchase obligations and other includes expected postretirement benefit payments.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2017, the Company is unable to make reasonably reliable estimates of the period of cash settlement.

Therefore, $22.6 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 7 to the Consolidated Financial Statements for further discussion of income taxes.

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

Share Repurchase Program

We have maintained a program of Company share repurchases for 29 years. In fiscal 2017, we spent $53.4 million to repurchase an aggregate of 941,000 shares of Meredith Corporation common and Class B stock at then current market prices. We spent $31.1 million to repurchase an aggregate of 651,000 shares in fiscal 2016 and $46.8 million to repurchase an aggregate of 924,000 shares in fiscal 2015. We expect to continue repurchasing shares from time to time subject to market conditions. In May 2014, the Board of Directors authorized the repurchase of up to $100.0 million in additional shares of the Company's stock through public and private transactions. As of June 30, 2017, $68.0 million remained available under the current authorizations for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2017.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend annually for 24 consecutive years. The last increase occurred in January 2017 when the Board of Directors approved the quarterly dividend of 52.00 cents per share effective with the dividend payable in March 2017. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $4.5 million annually. Dividend payments totaled $91.9 million, or $2.030 per share, in fiscal 2017 compared with $86.1 million, or $1.905 per share, in fiscal 2016, and $80.0 million, or $1.780 per share, in fiscal 2015.

Capital Expenditures

Spending for property, plant, and equipment totaled $34.8 million in fiscal 2017, $25.0 million in fiscal 2016, and $33.2 million in fiscal 2015. Spending for all fiscal years primarily related to assets acquired in the normal course of business. The Company has a $14.1 million commitment to purchase a corporate airplane in fiscal 2018. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

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

GOODWILL AND INTANGIBLE ASSETS

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At June 30, 2017, goodwill and intangible assets totaled $1.9 billion, or 68 percent of Meredith's total assets, with $1.0 billion in the national media segment and $0.9 billion in the local media segment. The impairment analysis of these assets is considered critical because of their significance to the Company and our local media and national media segments.

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

As of May 31, 2017, the date that management last performed our annual review of impairment of goodwill and intangible assets, there were no qualitative factors that indicated that a quantitative impairment analysis was needed for the local media reporting unit. At May 31, 2017, management elected to perform the quantitative goodwill impairment test for the magazine brands reporting unit and the MXM reporting unit. The first step of this test is to compare the fair value of a reporting unit to its carrying value. In reviewing other indefinite-lived intangible assets for impairment, the Company compares the fair value of the asset to the asset’s carrying value. The fair value of the magazine brands reporting unit exceeded its net assets by more than 30 percent and the MXM reporting unit exceeded its net assets by nearly 80 percent.

In fiscal 2017, the Company recorded a pre-tax non-cash impairment charge of $5.3 million to write-off the national media segment's Mywedding trademark. In fiscal 2016, the Company recorded a pre-tax non-cash impairment charge of $116.9 million to reduce the carrying value of MXM's goodwill. Additionally, in fiscal 2016, the Company recorded a non-cash impairment charge of $38.9 million on the national media segment's American Baby trademark. See Note 4 to the consolidated financial statements for additional information.

BROADCAST RIGHTS

Broadcast rights, which consist primarily of rights to broadcast syndicated programs and feature films, are recorded at cost when the programs become available for airing. Amortization of broadcast rights is generally recorded on an accelerated basis over the contract period. Broadcast rights valued at $29.7 million were included in the

Consolidated Balance Sheet at June 30, 2017. In addition, we had entered into contracts valued at $21.7 million not included in the Consolidated Balance Sheet at June 30, 2017, because the related programming was not yet available for airing.

Broadcast rights are valued at the lower of unamortized cost or net realizable value. The determination of net realizable value requires us to estimate future net revenues expected to be earned as a result of airing the programming. Future revenues can be affected by changes in the level of advertising demand, competition from other television stations or other media, changes in television programming ratings, changes in the planned usage of programming materials, and other factors. Changes in such key assumptions could result in an impairment charge.

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

Meredith will use a long-term rate of return on plan assets of 8.0 percent in developing fiscal 2018 pension costs, the same as used in fiscal 2017. The fiscal 2017 rate was based on various factors that include but are not limited to the plans' asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The pension plan assets earned 15.4 percent in fiscal 2017 and 1.0 percent in fiscal 2016. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2017, our pension expense would have increased by $0.7 million.

Meredith will use a weighted average discount rate of 3.41 percent in developing the fiscal 2018 pension costs, up from a rate of 2.98 percent used in fiscal 2017. If we had decreased the discount rate by 0.5 percent in fiscal 2017, our pension expense would have increased by $0.6 million.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one-percentage-point increase in the assumed healthcare cost trend rate would have resulted in an increase of $0.4 million in the postretirement benefit obligation at June 30, 2017, and no increase in the aggregate service and interest cost components of fiscal 2017 expense.

SHARE-BASED COMPENSATION EXPENSE

Meredith has a stock incentive plan that permits us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under the plan are stock options and restricted stock units. Share-based compensation expense totaled $12.7 million in fiscal 2017. As of June 30, 2017, unearned compensation cost was $5.3 million for restricted stock units, $2.1 million for stock options, and $0.1 million for restricted stock. These costs will be recognized over weighted average periods of 1.5 years, 1.4 years, and 0.9 years, respectively.

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

INCOME TAXES

Income taxes are recorded for the amount of taxes payable for the current year and include deferred tax assets and liabilities for the effect of temporary differences between the financial and tax basis of recorded assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense was 34.9 percent of earnings before income taxes in fiscal 2017. Net deferred tax liabilities totaled $384.7 million, or 22 percent of total liabilities, at June 30, 2017.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

ADOPTED OR PENDING ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements in fiscal 2017 or fiscal 2018. See Note 1 to the accompanying consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2016.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2017, Meredith had $50.0 million outstanding in fixed-rate, long-term debt. In addition, Meredith has effectively converted the $250.0 million floating-rate senior notes and $50.0 million of the term loan to fixed-rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed-rate debt. The fair value of the fixed-rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $50.2 million from $50.1 million at June 30, 2017.

At June 30, 2017, $650.6 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on the portion of this debt that is not hedged by interest rate swaps. A 10 percent increase in interest rates would increase annual interest expense by $1.0 million.

The fair value of the interest rate swaps is the estimated amount, based on discounted cash flows, the Company would pay or receive to terminate the swap agreements. We intend to continue to meet the conditions for cash flow hedge accounting. However, if hedges were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated net earnings.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for our television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2017, a 10 percent decrease in interest rates would have resulted in a $0.2 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

(This page has been left blank intentionally.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Meredith Corporation:

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, Schedule II-Valuation and Qualifying Accounts. We also have audited the Company's internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A (Controls and Procedures). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meredith Corporation and subsidiaries as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Des Moines, Iowa
August 29, 2017

REPORT OF MANAGEMENT

To the Shareholders of Meredith Corporation:

Meredith management is responsible for the preparation, integrity, and objectivity of the financial information included in this Annual Report on Form 10-K for the year ended June 30, 2017. We take this responsibility very seriously as we recognize the importance of having well-informed, confident investors. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on our informed judgments and estimates. We have adopted appropriate accounting policies and are fully committed to ensuring that those policies are applied properly and consistently. In addition, we strive to report our consolidated financial results in a manner that is relevant, complete, and understandable. We welcome any suggestions from those who use our reports.

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

The Audit Committee of the Board of Directors is responsible for reviewing and monitoring the Company's accounting policies, internal controls, and financial reporting practices. The Audit Committee is also directly responsible for the appointment, compensation, and oversight of the Company's independent registered public accounting firm. The Audit Committee consists solely of independent directors who regularly meet with the independent registered public accounting firm, management, and internal auditors to review accounting, auditing, and financial reporting matters. To ensure complete independence, the independent registered public accounting firm has direct access to the Audit Committee without the presence of management representatives.

At Meredith, we have always placed a high priority on good corporate governance and will continue to do so in the future.

/s/ Joseph Ceryanec

Joseph Ceryanec
Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2017	2016
(In thousands)
Current assets
Cash and cash equivalents		$22,287	$24,970
Accounts receivable (net of allowances of $7,975 in 2017 and $8,331 in 2016)		289,052	273,927
Inventories		21,890	20,678
Current portion of subscription acquisition costs		144,896	133,338
Current portion of broadcast rights		7,853	4,220
Other current assets		19,275	24,023
Total current assets		505,253	481,156
Property, plant, and equipment
Land		24,725	24,697
Buildings and improvements		153,680	149,950
Machinery and equipment		355,087	332,314
Leasehold improvements		14,349	14,317
Construction in progress		1,695	8,774
Total property, plant, and equipment		549,536	530,052
Less accumulated depreciation		(359,670)	(339,099)
Net property, plant, and equipment		189,866	190,953
Subscription acquisition costs		79,740	95,960
Broadcast rights		21,807	4,565
Other assets		69,616	57,151
Intangible assets, net		955,883	913,877
Goodwill		907,458	883,129
Total assets		$2,729,623	$2,626,791

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities and Shareholders' Equity	June 30,	2017	2016
(In thousands except per share data)
Current liabilities
Current portion of long-term debt		$62,500	$75,000
Current portion of long-term broadcast rights payable		9,206	4,649
Accounts payable		66,598	82,107
Accrued expenses
Compensation and benefits		68,988	71,135
Distribution expenses		5,271	10,779
Other taxes and expenses		42,648	34,863
Total accrued expenses		116,907	116,777
Current portion of unearned subscription revenues		204,459	199,359
Total current liabilities		459,670	477,892
Long-term debt		635,737	618,506
Long-term broadcast rights payable		22,454	5,524
Unearned subscription revenues		106,506	128,534
Deferred income taxes		384,726	336,346
Other noncurrent liabilities		124,558	170,946
Total liabilities		1,733,651	1,737,748
Shareholders' equity
Series preferred stock, par value $1 per share
Authorized 5,000 shares; none issued		—	—
Common stock, par value $1 per share
Authorized 80,000 shares; issued and outstanding 39,433 shares in 2017 (excluding 24,754 treasury shares) and 39,272 shares in 2016 (excluding 24,607 treasury shares)		39,433	39,272
Class B stock, par value $1 per share, convertible to common stock
Authorized 15,000 shares; issued and outstanding 5,119 shares in 2017 and 5,284 shares in 2016		5,119	5,284
Additional paid-in capital		54,726	54,282
Retained earnings		915,703	818,706
Accumulated other comprehensive loss		(19,009)	(28,501)
Total shareholders' equity		995,972	889,043
Total liabilities and shareholders' equity		$2,729,623	$2,626,791

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings

Years ended June 30,	2017	2016	2015
(In thousands except per share data)
Revenues
Advertising	$934,153	$914,202	$896,548
Circulation	321,959	328,599	313,685
All other	457,249	406,827	383,943
Total revenues	1,713,361	1,649,628	1,594,176
Operating expenses
Production, distribution, and editorial	602,985	611,872	598,941
Selling, general, and administrative	741,188	730,074	695,319
Depreciation and amortization	53,892	59,152	56,546
Impairment of goodwill and other long-lived assets	6,173	161,462	1,258
Merger termination fee net of merger-related costs	—	(43,541)	—
Total operating expenses	1,404,238	1,519,019	1,352,064
Income from operations	309,123	130,609	242,112
Interest expense, net	(18,789)	(20,402)	(19,352)
Earnings before income taxes	290,334	110,207	222,760
Income taxes	(101,406)	(76,270)	(85,969)
Net earnings	$188,928	$33,937	$136,791

Basic earnings per share	$4.23	$0.76	$3.07
Basic average shares outstanding	44,617	44,606	44,522

Diluted earnings per share	$4.16	$0.75	$3.02
Diluted average shares outstanding	45,447	45,357	45,323

Dividends paid per share	$2.030	$1.905	$1.780

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

Years ended June 30,	2017	2016	2015
(In thousands)
Net earnings	$188,928	$33,937	$136,791
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	5,327	(12,752)	(2,591)
Unrealized gain (loss) on interest rate swaps	4,165	(3,101)	(1,299)
Other comprehensive income (loss), net of income taxes	9,492	(15,853)	(3,890)
Comprehensive income	$198,420	$18,084	$132,901

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2014	$36,776	$7,700	$41,884	$814,050	$(8,758)	$891,652
Net earnings	—	—	—	136,791	—	136,791
Other comprehensive loss, net of tax	—	—	—	—	(3,890)	(3,890)
Stock issued under various incentive plans, net of forfeitures	1,069	—	40,182	—	—	41,251
Purchases of Company stock	(924)	(1)	(45,839)	—	—	(46,764)
Share-based compensation	—	—	12,515	—	—	12,515
Conversion of class B to common stock	736	(736)	—	—	—	—
Dividends paid, $1.780 per share
Common stock	—	—	—	(67,276)	—	(67,276)
Class B stock	—	—	—	(12,706)	—	(12,706)
Tax benefit from incentive plans	—	—	277	—	—	277
Balance at June 30, 2015	37,657	6,963	49,019	870,859	(12,648)	951,850
Net earnings				33,937	—	33,937
Other comprehensive loss, net of tax	—	—	—	—	(15,853)	(15,853)
Stock issued under various incentive plans, net of forfeitures	587	—	20,292	—	—	20,879
Purchases of Company stock	(648)	(3)	(30,429)	—	—	(31,080)
Share-based compensation	—	—	12,757	—	—	12,757
Conversion of class B to common stock	1,676	(1,676)	—	—	—	—
Dividends paid, $1.905 per share
Common stock	—	—	—	(72,874)	—	(72,874)
Class B stock	—	—	—	(13,216)	—	(13,216)
Tax benefit from incentive plans	—	—	2,643	—	—	2,643
Balance at June 30, 2016	39,272	5,284	54,282	818,706	(28,501)	889,043
Net earnings	—	—	—	188,928	—	188,928
Other comprehensive income, net of tax	—	—	—	—	9,492	9,492
Stock issued under various incentive plans, net of forfeitures	937	—	37,124	—	—	38,061
Purchases of Company stock	(941)	—	(52,458)	—	—	(53,399)
Share-based compensation	—	—	12,737	—	—	12,737
Conversion of class B to common stock	165	(165)	—	—	—	—
Dividends paid, $2.030 per share
Common stock	—	—	—	(81,419)	—	(81,419)
Class B stock	—	—	—	(10,512)	—	(10,512)
Tax benefit from incentive plans	—	—	3,041	—	—	3,041
Balance at June 30, 2017	$39,433	$5,119	$54,726	$915,703	$(19,009)	$995,972

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2017	2016	2015
(In thousands)
Cash flows from operating activities
Net earnings	$188,928	$33,937	$136,791
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	34,770	39,430	38,918
Amortization	19,122	19,722	17,628
Share-based compensation	12,737	12,757	12,515
Deferred income taxes	42,463	9,094	47,220
Amortization of broadcast rights	17,580	16,735	16,576
Payments for broadcast rights	(17,028)	(16,865)	(16,364)
Write-down of impaired assets	9,751	161,997	3,142
Fair value adjustment to contingent consideration	(19,520)	(4,104)	(1,500)
Excess tax benefits from share-based payments	(6,765)	(4,241)	(6,471)
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	(15,125)	10,718	(18,991)
Inventories	(1,218)	3,468	(1,013)
Other current assets	4,748	(518)	(6,501)
Subscription acquisition costs	4,662	(3,106)	(27,766)
Other assets	(2,070)	4,906	(391)
Accounts payable	(15,509)	(11,892)	10,040
Accrued expenses and other liabilities	8,390	(16,638)	13,866
Unearned subscription revenues	(16,928)	(31,272)	(19,093)
Other noncurrent liabilities	(29,642)	2,469	(6,259)
Net cash provided by operating activities	219,346	226,597	192,347
Cash flows from investing activities
Acquisitions of and investments in businesses	(84,400)	(8,186)	(257,030)
Additions to property, plant, and equipment	(34,785)	(25,035)	(33,245)
Proceeds from disposition of assets	1,500	1,767	83,434
Net cash used in investing activities	(117,685)	(31,454)	(206,841)
Cash flows from financing activities
Proceeds from issuance of long-term debt	380,000	167,500	470,000
Repayments of long-term debt	(374,375)	(267,500)	(390,000)
Dividends paid	(91,931)	(86,090)	(79,982)
Purchases of Company stock	(53,399)	(31,080)	(46,764)
Proceeds from common stock issued	38,061	20,879	41,251
Payment of acquisition-related contingent consideration	(8,000)	(800)	—
Excess tax benefits from share-based payments	6,765	4,241	6,471
Other	(1,465)	(156)	(236)
Net cash provided by (used in) financing activities	(104,344)	(193,006)	740
Net increase (decrease) in cash and cash equivalents	(2,683)	2,137	(13,754)
Cash and cash equivalents at beginning of year	24,970	22,833	36,587
Cash and cash equivalents at end of year	$22,287	$24,970	$22,833

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2017	2016	2015
(In thousands)
Supplemental disclosures of cash flow information
Cash paid
Interest	$22,045	$20,235	$19,111
Income taxes	73,145	72,979	40,419
Non-cash transactions
Broadcast rights financed by contracts payable	15,396	19,264	15,300

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations—Meredith Corporation (Meredith or the Company) is a diversified media company. The Company has two reporting segments: local media and national media. The Company's local media segment includes 17 television stations and related digital and mobile media operations. The national media segment includes print magazines, digital and mobile media, brand licensing activities, database-related activities, business-to-business marketing products and services, and other related operations. Meredith's operations are primarily diversified geographically within the United States (U.S.) and the Company has a broad customer base.

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

Reclassifications—Certain prior years' amounts have been reclassified to conform to fiscal 2017 presentation.

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

Subscription Acquisition Costs—Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $6.0 million at June 30, 2017 and $5.5 million at June 30, 2016. There were no material write-downs of capitalized direct-response advertising costs in any of the fiscal years in the three-year period ended June 30, 2017.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $34.8 million in fiscal 2017, $39.4 million in fiscal 2016, and $38.9 million in fiscal 2015.

In fiscal 2016, management committed to a plan to sell the Company's two corporate airplanes and classified them as held for sale at June 30, 2017 and 2016. The estimated fair value of these airplanes of $1.9 million and $2.8 million is included in the machinery and equipment line in the Consolidated Balance Sheets at June 30, 2017 and 2016, respectively. A loss of $5.7 million was recorded in the impairment of goodwill and other long-lived assets line in the Consolidated Statements of Earnings in fiscal 2016. Based on sales agreements, an additional loss of $0.9 million was recorded in fiscal 2017 to value the planes at fair market value less costs to sell in the Consolidated Balance Sheets.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and as a liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value, and are generally charged to operations on an accelerated basis over the contract period. Impairments of unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the accompanying Consolidated Statements of Earnings. There were no material impairments of unamortized costs in fiscals 2017, 2016, or 2015. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

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

Goodwill and certain other intangible assets (FCC broadcast licenses and trademarks), which have indefinite lives, are not amortized but tested for impairment annually or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. The review of goodwill is performed at the reporting unit level. The Company has three reporting units - local media, magazine brands, and Meredith Xcelerated Marketing

(MXM). We also assess, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives.

At May 31, 2017, the date the Company last performed its annual evaluation of impairment of goodwill, management elected to perform the quantitative goodwill impairment test for the magazine brands and MXM reporting units, and a qualitative assessment for the local media reporting unit. The first step of the quantitative test is to compare the fair value of a reporting unit to its carrying value. In reviewing other indefinite-lived intangible assets for impairment, the Company compares the fair value of the asset to the asset’s carrying value. In the qualitative assessment, we evaluate the reporting unit to determine if there are cost, legal and regulatory, market or industry, or other macroeconomic factors that would lead us to believe that the carrying value of the reporting unit is more likely than not greater than its fair value.
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

Additional information regarding intangible assets and goodwill including a discussion of the impairment charges taken in fiscal 2017 and fiscal 2016 on goodwill and other long-lived intangible assets is provided in Note 4.

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

Derivative Financial Instruments—Meredith does not engage in derivative or hedging activities, except to hedge interest rate risk on debt as described in Note 6. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest costs of variable-rate debt, which can impact our earnings and cash flows. We have entered into interest rate swap agreements with counterparties that are major financial institutions. These agreements effectively fix the variable-rate cash flow on $300.0 million of a combination of our variable-rate private placement senior notes and bank term loan. We designated and accounted for the interest rate swaps as cash flow hedges in accordance with Accounting Standards Codification 815, Derivatives and Hedging. The effective portion of the change in the fair value of interest rate swaps is reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) is subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affects net earnings. The ineffective portion of a change in fair value of the interest rate swaps would be reported in interest expense. During fiscal 2017 and 2016, the interest rate swap agreements were considered effective hedges and there were no material gains or losses recognized in earnings for hedge ineffectiveness.

Revenue Recognition—The Company's primary source of revenue is advertising. Other sources include circulation and other revenues.

Advertising revenues—Advertising revenues are recognized when advertisements are published (defined as an issue's on-sale date) or aired by the broadcasting station, net of provisions for estimated rebates, rate adjustments, and discounts. Barter revenues are included in advertising revenue and are also recognized when the advertisements are published or the commercials are broadcast. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising surrendered, as determined by similar cash transactions. Barter advertising revenues were not material in any period. Digital advertising revenues are recognized ratably over the contract period or as services are delivered.

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

Other revenues—Revenues from customer relationship marketing and other custom programs are recognized when the products or services are delivered. In addition, the Company participates in certain arrangements containing multiple deliverables. The guidance for accounting for multiple-deliverable arrangements requires that overall arrangement consideration be allocated to each deliverable (unit of accounting) in the revenue arrangement based on the relative selling price as determined by vendor specific objective evidence, third-party evidence, or estimated selling price. The related revenue is recognized when each specific deliverable of the arrangement is delivered. Brand licensing-based revenues are accrued generally monthly or quarterly based on the specific mechanisms of each contract. Payments are generally made by the Company's partners on a quarterly basis. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the fiscal year. Retransmission consent revenues are recognized over the contract period based on the negotiated fee.

In certain instances, revenues are recorded gross in accordance with GAAP although the Company receives cash for a lesser amount due to the netting of certain expenses. Amounts received from customers in advance of revenue recognition are deferred as liabilities and recognized as revenue in the period earned.

Contingent Consideration—The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Statement of Earnings. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. Additional information regarding contingent consideration is provided in Note 2.

Advertising Expenses—The majority of the Company's advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings were $63.9 million in fiscal 2017, $72.6 million in fiscal 2016, and $75.8 million in fiscal 2015.

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

Self-Insurance—The Company self-insures for certain medical claims, and its responsibility generally is capped through the use of a stop loss contract with an insurance company at a certain dollar level (usually $350 thousand). A third-party administrator is used to process claims. The Company uses actual claims data and estimates of incurred-but-not-reported claims to calculate estimated liabilities for unsettled claims on an undiscounted basis. Although management re-evaluates the assumptions and reviews the claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims.

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

Adopted Accounting Pronouncements—

ASU 2015-03—In April 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) on the presentation of debt issuance costs. The new standard requires that debt issuance costs be recorded as a reduction from the face amount of the related debt rather than recorded as a deferred asset, with amortization recorded as interest expense. The Company adopted this guidance in the first quarter of fiscal 2017, and it was retrospectively applied to the prior period, as required. Adoption changed the classification of debt issuance costs from other assets to current portion of long-term debt or long-term debt based on the classification of the related debt instrument. As a result, other assets and long-term debt each decreased by $1.5 million as of June 30, 2016, compared to amounts previously reported. Additionally, the format of the long-term debt disclosure was updated to include debt issuance costs separately. The adoption did not have an impact on our results of operations or cash flows.

ASU 2015-05—In April 2015, the FASB issued guidance on the presentation of cloud computing arrangements that include a software license. The new guidance requires capitalization of the software license fee as internal-use software if certain criteria are met, otherwise the costs are expensed as incurred. The standard was prospectively adopted by the Company in the first quarter of fiscal 2017. The adoption of the standard had no impact to the Company's consolidated financial statements.

ASU 2015-10—In June 2015, the FASB issued an accounting standards update that included technical corrections to the FASB Accounting Standards Codification. These technical corrections are divided into four categories: amendments related to differences between original guidance and the codification, guidance clarification and reference corrections, minor structural changes to simplify the codification, and minor improvements that are not expected to have a significant impact on current accounting practice. The amendments were effective for the Company in the first quarter of fiscal 2017. The adoption of the amendments had no impact to the Company's consolidated financial statements.

Pending Accounting Pronouncements—

ASU 2014-09—In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The new guidance requires a company to recognize revenue for the transfer of promised goods or services equal to the amount it expects to receive in exchange for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. Additionally, the guidance requires new and significantly enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts as well as judgments made by a company when following the framework. The FASB continues to issue amendments to further clarify provisions of this guidance. These amendments will be effective upon adoption of the standard.

The Company will adopt the standard beginning July 1, 2018 (fiscal 2019). The two permitted transition methods are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized in the earliest period shown; and the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. While a final decision has not been made, we currently anticipate adopting the standard using the modified retrospective method.

We are in the process of documenting the impact of the guidance on our current accounting policies and practices to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our revenue recognition review and are also in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. As these reviews are completed, the Company will be better able to quantify the anticipated impact, if any, to our consolidated financial statements.

ASU 2016-01—In January 2016, the FASB issued guidance to improve and simplify accounting for financial instruments. The updated guidance includes several provisions that are not applicable to the Company's consolidated financial statements, with the exception of changes to fair value disclosure. Under the new guidance, public entities are no longer required to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the consolidated balance sheets. It also requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes. The guidance is effective for the Company in the first quarter of fiscal 2019. The adoption of this guidance requires a change in our disclosures only and it is not expected to have an impact on our results of operations or cash flows.

ASU 2016-02—In February 2016, the FASB issued an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The standard is effective for the Company beginning July 1, 2019, with early adoption permitted. We are currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. As such, the Company is currently evaluating the effect the guidance will have on our consolidated financial statements.

ASU 2016-07—In March 2016, the FASB issued guidance simplifying the transition to the equity method of accounting. The new guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The new guidance is effective for the Company during the first quarter of fiscal 2018. The adoption of this guidance is currently not expected to have a material effect on the Company’s consolidated financial statements.

ASU 2016-09—In March 2016, as a part of its simplification initiative, the FASB issued guidance on the accounting for employee share-based payments. The new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax treatment, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective in the Company's first quarter of fiscal 2018. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

ASU 2016-13—In June 2016, the FASB issued a standard that replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss methodology. Under this standard, the establishment of an allowance for credit losses reflects all relevant information about past events, current conditions, and reasonable supportable forecasts rather than delaying the recognition of the full amount of a credit loss until the the loss is probable of occurring. The new standard changes the impairment model for most financial assets and certain other instruments, including trade receivables. A modified retrospective implementation of this standard is effective in the Company's first quarter of fiscal 2021, with early adoption permitted in the first quarter of fiscal 2020. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

ASU 2016-15—In August 2016, the FASB issued an accounting standards update clarifying the classification of certain cash receipts and payments in the statement of cash flows. The update is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. Retrospective adoption is required in our first quarter of fiscal 2019 with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

ASU 2017-01—In January 2017, the FASB issued an accounting standards update that clarifies the definition of a business and adds guidance to assist entities in the determination of whether an acquisition (or disposal) represents assets or a business. The update provides a test to determine whether or not an acquisition is a business. If substantially all of the fair value of the assets acquired is concentrated in a single asset or a group of similar identifiable assets, the acquired assets do not represent a business. If this test is not met, the update provides further guidance to evaluate if the acquisition represents a business. Prospective adoption is required in the first quarter of fiscal 2019. Early adoption is permitted if certain transaction criteria are met. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

ASU 2017-04—In January 2017, the FASB issued an accounting standards update that simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test . The Step 2 test requires an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value determined in Step 1. This update also eliminates the qualitative assessment requirements for a reporting unit with zero or negative carrying value. Prospective adoption is required in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

ASU 2017-07—In March 2017, the FASB issued an accounting standards update on the presentation of net periodic pension and postretirement benefit costs. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit costs in their income statement and requires that the service cost component of net periodic benefit costs be presented in the same line items as other employee compensation costs for the related employees. Of the components of net periodic benefit costs, only the service cost component will be eligible for asset capitalization. The other components of net periodic benefit costs must be presented separately from the line items that include the service cost and outside of the income from operations subtotal. The update is effective for the first quarter of fiscal 2019, with early adoption permitted. The adoption is expected to require reclassification of expenses in the consolidated statements of earnings; however, it is not expected to have an impact on the Company's operating results or cash flows.

2.  Acquisitions

Fiscal 2017
During fiscal 2017, Meredith paid $84.4 million for the acquisitions of WPCH-TV (Peachtree TV), an independent television station in Atlanta, Georgia, and the assets of a digital lead-generation company in the home services market.

On December 7, 2016, Meredith acquired the assets of a digital lead-generation company in the home services market, which has been rebranded Meredith Performance Marketing by the Company. The acquisition-date fair value of the consideration was $21.1 million, which consisted of $13.4 million of cash and $7.7 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on the achievement of certain operational targets in fiscal 2017 and on financial performance during fiscal 2017 through fiscal 2021 measured in terms of earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 14. During fiscal 2017, the Company paid $2.6 million in contingent consideration. Although operating performance for the brand has been strong, revised projections in revenues resulted in lower projected EBITDA than anticipated at acquisition. Therefore, the Company recognized a non-cash credit to operations of $0.4 million in fiscal 2017 to reduce the estimated contingent consideration payable. This credit was recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings. As of June 30, 2017, the Company estimates the future payments will range from $4.4 million to $6.2 million.

Effective April 21, 2017, Meredith acquired Peachtree TV, which was operated by Meredith prior to its acquisition. The results of Peachtree TV's operations have been included in the consolidated financial statements since that date. The cash purchase price was $70.0 million.

The following table summarizes the fair value of total consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed by segment during the year ended June 30, 2017:

(In thousands)	Local Media Acquisition	National Media Acquisition	Total
Consideration
Cash	$70,000	$11,819	$81,819
Payment in escrow	—	1,600	1,600
Contingent consideration arrangements	—	7,681	7,681
Fair value of total consideration transferred	$70,000	$21,100	$91,100

Recognized amounts of identifiable assets acquired and liabilities assumed
Total identifiable assets acquired	$81,615	$8,600	$90,215
Total liabilities assumed	(23,444)	—	(23,444)
Total identified net assets	58,171	8,600	66,771
Goodwill	11,829	12,500	24,329
	$70,000	$21,100	$91,100

The following table provides details of the acquired intangible assets by acquisition:

(In thousands)	Local Media Acquisition	National Media Acquisition	Total
Intangible assets subject to amortization
Retransmission agreements	$6,694	$—	$6,694
Customer list	—	4,200	4,200
Other	657	4,400	5,057
Total	7,351	8,600	15,951
Intangible assets not subject to amortization
FCC licenses	50,477	—	50,477
Intangible assets	$57,828	$8,600	$66,428

The useful life of the customer list is 10 years, and other national media intangible assets' useful life is 5 years. The useful lives of the retransmission agreements are 10 years and local media other intangible assets' useful life is 4 years.

For these acquisitions, goodwill is attributable primarily to expected synergies and the assembled workforces. Goodwill, with an assigned value of $24.3 million, is expected to be fully deductible for tax purposes.

During fiscal 2017, acquisition related costs of $0.3 million were incurred. These costs are included in the selling, general, and administrative line in the Consolidated Statements of Earnings.

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

On October 31, 2014, Meredith acquired WGGB. The results of WGGB's operations have been included in the consolidated financial statements since that date. The fair value of the consideration, including the purchase of working capital, totaled $52.6 million, which consisted of $49.3 million of cash and a preliminary estimate of $3.3 million of contingent consideration. The contingent consideration arrangement required the Company to pay contingent payments based on certain future regulatory actions. During fiscal 2017, the Company paid $4.0 million in contingent consideration, which was the maximum amount of contingent consideration that could be earned under the asset purchase agreement.

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

On November 13, 2014, Meredith acquired 100 percent of the membership interests in Mywedding. Mywedding operates mywedding.com, which proivdes couples with a complete wedding planning product suite. The results of Mywedding have been included in the consolidated financial statements since that date. The acquisition-date fair value of the consideration was $42.7 million, which consisted of $20.1 million of cash and a preliminary estimate of $22.6 million of contingent consideration. The contingent consideration arrangement requires the Company to pay a contingent payment based on certain financial targets achieved during fiscal 2018 primarily based on EBITDA, as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. The fair value of the contingent consideration was originally estimated based on the projected results for fiscal 2018 in financial models developed for the business at the time of acquisition. These models are reviewed and updated on a quarterly basis. During fiscal 2017, quarterly comprehensive reviews of operations were completed. As a result of the business having failed to achieve certain key milestones, the Company revised its financial models. Projected fiscal 2018 results for the business are now lower than originally estimated. Accordingly, in fiscal 2017, the Company recognized a non-cash credit to operations of $20.0 million to reduce the estimated contingent consideration payable. This credit was recorded in the selling, general, and administrative expense line of the Consolidated Statements of Earnings. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 14. As of June 30, 2017, the Company estimates the future payments will range from $0 to $10 million. In addition, during the fourth quarter of fiscal 2017, the Company fully impaired the trademark associated with this business. For further details of the impairment, refer to Note 4.

On December 19, 2014, Meredith acquired WALA. The results of WALA's operations have been included in the consolidated financial statements since that date. The cash purchase price, including the purchase of working capital, was $90.4 million.

On December 30, 2014, Meredith acquired 100 percent of the outstanding stock of Selectable Media, a leading native and engagement-based digital advertising company. The results of Selectable Media have been included in the consolidated financial statements since that date. The acquisition-date fair value of the consideration totaled $30.2 million, which consisted of $23.0 million of cash and a preliminary estimate of $7.2 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on certain financial targets over three fiscal years primarily based on revenue, as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 14. During fiscal 2017, the Company paid $4.0 million in contingent consideration. As of June 30, 2017, the Company estimates the future payments will be $4.0 million.

Effective February 1, 2015, Meredith completed its acquisition of Shape. Shape is the women's active lifestyle category leader with content focusing on exercise, beauty, nutrition, health, fashion, wellness, and other lifestyle topics to help women lead a healthier, active lifestyle. The results of Shape have been included in the consolidated financial statements since the effective date. The acquisition-date fair value of the consideration totaled $87.4 million, which consisted of $60.0 million of cash and a preliminary estimate of $27.4 million of contingent consideration. The contingent consideration arrangement requires the Company to pay a contingent payment based on the achievement of certain financial targets over three fiscal years primarily based on operating profit, as defined in the acquisition agreement. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in Note 14. Although operating performance for the brand has been strong, revised projections in advertising revenue resulted in lower projected operating profit than anticipated at acquisition. Therefore, the Company recognized non-cash credits to operations of $1.3 million in fiscal 2017 and $4.9 million in fiscal 2016, to reduce the estimated contingent consideration payable. These credits were recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings. As of June 30, 2017, the Company estimates the future payments will range from $20.9 million to $22.1 million.

On June 19, 2015, Meredith completed the acquisition of Qponix, a leading shopper marketing data platform technology (hereafter referred to as Meredith Shopper Marketing). The results of the business have been included in the consolidated financial statements since the date of acquisition. The acquisition-date fair value of the consideration totaled $2.3 million, which consisted of $1.5 million of cash and $0.8 million of contingent consideration. During fiscal 2016, the Company paid $0.8 million in contingent consideration, which was the maximum amount of contingent consideration that could be earned under the asset purchase agreement.

During fiscal 2015, acquisition related costs of $1.4 million were incurred. These costs are included in the selling, general, and administrative line in the Consolidated Statements of Earnings.

3.  Inventories

Inventories consist of paper stock, editorial content, and books. Of total net inventory values, 65 percent at June 30, 2017, and 54 percent at June 30, 2016, were determined using the LIFO method. LIFO inventory income included in the Consolidated Statements of Earnings was $1.7 million in fiscal 2017, $0.7 million in fiscal 2016, and $0.5 million in fiscal 2015.

June 30,	2017	2016
(In thousands)
Raw materials	$13,404	$11,698
Work in process	8,665	10,107
Finished goods	1,111	1,834
	23,180	23,639
Reserve for LIFO cost valuation	(1,290)	(2,961)
Inventories	$21,890	$20,678

4.  Intangible Assets and Goodwill

Intangible assets consist of the following:

June 30,	2017			2016
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$18,610	$(15,514)	$3,096	$18,610	$(10,670)	$7,940
Customer lists	7,280	(3,395)	3,885	5,230	(4,310)	920
Other	22,325	(9,850)	12,475	19,425	(8,685)	10,740
Local media
Network affiliation agreements	229,309	(142,216)	87,093	229,309	(135,789)	93,520
Retransmission agreements	27,923	(10,700)	17,223	21,229	(6,993)	14,236
Other	1,680	(472)	1,208	1,214	(419)	795
Total	$307,127	$(182,147)	124,980	$295,017	$(166,866)	128,151
Intangible assets not subject to amortization
National media
Internet domain names			7,827			7,827
Trademarks			147,915			153,215
Local media
FCC licenses			675,161			624,684
Total			830,903			785,726
Intangible assets, net			$955,883			$913,877

Amortization expense was $19.1 million in fiscal 2017, $19.7 million in fiscal 2016, and $17.6 million in fiscal 2015. Future amortization expense for intangible assets is expected to be as follows:  $17.2 million in fiscal 2018, $14.6 million in fiscal 2019, $13.8 million in fiscal 2020, $9.7 million in fiscal 2021, and $7.3 million in fiscal 2022. Actual future amortization expense could differ from these estimates as a result of future acquisitions, dispositions, and other factors.

Due to continued weakness in the Mywedding.com revenue forecasts and a lack of sales growth from recent brand support efforts, the annual impairment analysis performed as of May 31, 2017, of the Mywedding trademark indicated an impairment. As such, during fiscal 2017, the national media segment recorded a non-cash impairment charge of $5.3 million to fully impair the Mywedding trademark. During fiscal 2016, the Company recorded a non-cash impairment charge of $38.9 million on the national media segment's American Baby trademark. Management determined that this trademark was fully impaired as part of management's decision to discontinue the use of the American Baby brand following its combination with the Fit Pregnancy brand. These impairment charges are recorded in the impairment of goodwill and other long-lived assets line in the Consolidated Statements of Earnings.

Changes in the carrying amount of goodwill were as follows:

(In thousands)	National Media	Local Media	Total
Balance at June 30, 2015
Goodwill	$932,471	$68,775	$1,001,246
Accumulated impairment losses	—	—	—
	932,471	68,775	1,001,246
Acquisitions	(1,168)	—	(1,168)
Impairment	(116,949)	—	(116,949)
	(118,117)	—	(118,117)
Balance at June 30, 2016
Goodwill	931,303	68,775	1,000,078
Accumulated impairment losses	(116,949)	—	(116,949)
	814,354	68,775	883,129
Acquisitions	12,500	11,829	24,329
Balance at June 30, 2017
Goodwill	943,803	80,604	1,024,407
Accumulated impairment losses	(116,949)	—	(116,949)
	$826,854	$80,604	$907,458

During fiscal 2017, the Company performed a qualitative assessment of the local media reporting unit during its annual impairment review as of May 31, 2017, and concluded that it is not more likely than not that the fair value of the Company's local media reporting unit is less than its carrying amount. Therefore, the quantitative goodwill impairment test for the local media reporting unit was not necessary in fiscal 2017.

The national media segment is comprised of two reporting units, the magazine brands reporting unit, which has $772.0 million of goodwill, and the MXM reporting unit, which has $54.9 million of goodwill at June 30, 2017.

As of May 31, 2017, the fair value of the magazine brands reporting unit exceeded its net assets by approximately 30 percent. The fair value of the magazine brands reporting unit assumes a discount rate of 9.5 percent. Assumed revenue growth rates range from approximately flat to up 2.0 percent. The assumed terminal growth rate is 2.0 percent. These assumptions are contingent upon a stable economic environment, continuing strong consumer engagement, and a continuing shift to digital platforms. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in an estimated fair value that exceeds net assets by 17 percent. Holding other assumptions constant, a 100 basis point decrease in the terminal growth rate would result in an estimated fair value that exceeds net assets by 22 percent. Both of these scenarios individually indicate no impairment in the magazine brands reporting unit.

As of May 31, 2017, the fair value of the MXM reporting unit exceeded its net assets by nearly 80 percent. The fair value of the MXM reporting unit assumes a discount rate of 12 percent, near term revenue growth rates ranging from 2.5 percent to 5.0 percent, and a terminal growth rate of 2.5 percent. These assumptions are contingent upon a stable economic environment and either retaining or replacing key customers. Holding other assumptions constant, a 100 basis point increase in the discount rate would result in an estimated fair value that exceeds net assets by 62 percent. Holding other assumptions constant, a 100 basis point decrease in the terminal growth rate would result in an estimated fair value that exceeds net assets by more than 61 percent. Both of these scenarios individually indicate no impairment in the MXM reporting unit.

Meredith completed annual impairment reviews of goodwill and intangible assets with indefinite lives for the local media reporting unit and the magazine brands reporting unit as of May 31, 2016. No impairments were recorded as a result of these reviews.

In fiscal 2016, the Company determined that triggering events, including reduced operating and cash flow forecasts, required us to perform an evaluation of goodwill for the MXM reporting unit for impairment. Due to the timing of the triggering events, this testing was performed in conjunction with the Company's annual impairment testing as of May 31, 2016. This evaluation indicated that the carrying value of MXM's goodwill exceeded its estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $116.9 million to reduce the carrying value of MXM's goodwill in fiscal 2016. The Company recorded an income tax benefit of $9.5 million related to this charge. This impairment charge is recorded in the impairment of goodwill and other long-lived assets line in the Consolidated Statements of Earnings.

Meredith completed an annual impairment reviews of goodwill and intangible assets with indefinite lives as of May 31, 2015. No impairments were recorded as a result of this review.

5.  Restructuring Accrual

During fiscal 2017, management committed to several performance improvement plans related primarily to business realignments. These actions resulted in selected workforce reductions. In connection with these plans, the Company recorded pre-tax restructuring charges totaling $12.4 million including $11.9 million for severance and related benefit costs related to the involuntary termination of employees and other accruals of $0.3 million. The majority of severance costs will be paid out during fiscal 2018. The plans affected approximately 215 employees. The severance and related benefit costs and other accruals are recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings. The Company also wrote down manuscript and art inventory by $0.2 million, which is recorded in the production, distribution, and editorial line of the Consolidated Statements of Earnings.

During fiscal 2016, management committed to several performance improvement plans that resulted in selected workforce reductions related primarily to business realignments from recent acquisitions and the closing of MORE magazine effective following the publication of the April 2016 issue. In connection with these plans, the Company recorded pre-tax restructuring charges of $10.3 million. The restructuring charges included severance and related benefit costs of $9.8 million related to the involuntary termination of employees which is recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings. These plans affected approximately 150 employees. The Company also wrote down related manuscript and art inventory by $0.5 million, which is recorded in the production, distribution, and editorial line of the Consolidated Statements of Earnings.

During fiscal 2015, management committed to several performance improvement plans related to business realignments resulting primarily from recent broadcast station acquisitions, recent digital business acquisitions, and other selected workforce reductions. In connection with these plans, the Company recorded pre-tax restructuring charges of $16.6 million. The restructuring charges included severance and related benefit costs of $14.7 million related to the involuntary termination of employees and other write-downs and accruals of $0.4 million, which are recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings. These plans affected approximately 275 employees. The Company also wrote down video production fixed assets that the Company abandoned for $1.2 million, which is recorded in the impairment of goodwill and other long-lived assets line of the Consolidated Statements of Earnings and manuscript and art inventory for $0.3 million, which is recorded in the production, distribution, and editorial line of the Consolidated Statements of Earnings.

During the years ended June 30, 2017, 2016, and 2015, the Company recorded reversals of $1.8 million, $3.2 million, and $0.1 million, respectively, of excess restructuring reserves accrued in prior fiscal years. The reversals of excess restructuring reserves are recorded as a credit in the selling, general, and administrative line of the Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual are as follows:

Years ended June 30,	2017	2016
(In thousands)
Balance at beginning of year	$7,388	$15,731
Severance accrual	11,863	9,792
Cash payments	(8,801)	(14,888)
Reversal of excess accrual	(1,776)	(3,247)
Balance at end of year	$8,674	$7,388

6.  Long-term Debt

Long-term debt consists of the following:

June 30,	2017	2016
(In thousands)
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/20/2017	$75,000	$80,000
Revolving credit facility of $200 million, due 11/30/2021	85,000	40,000
Term loan due 11/30/2021	240,625	225,000

Private placement notes
3.04% senior notes, due 3/1/2017	—	50,000
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	100,000
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	700,625	695,000
Unamortized debt issuance costs	(2,388)	(1,494)
Current portion of long-term debt	(62,500)	(75,000)
Long-term debt	$635,737	$618,506

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2018	$62,500
2019	21,875
2020	25,000
2021	25,000
2022	316,250
Thereafter	250,000
Total long-term debt	$700,625

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special purpose entity established to purchase accounts receivable from

Meredith. At June 30, 2017, $179.6 million of accounts receivable net of reserves were outstanding under the agreement. Meredith Funding Corporation in turn sells receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate, 4.25 percent at June 30, 2017, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's consolidated financial statements. The interest rate on the asset-backed bank facility is based on a fixed spread over London Interbank Offered Rate (LIBOR). The weighted average effective interest rate was 2.08 percent as of June 30, 2017. The current term of the asset-backed bank facility ends in October 2017. We expect to renew this facility on or before its expiration date under substantially similar terms or refinance it with available borrowing capacity.

During fiscal 2017, Meredith amended and restated its credit agreement that provides a revolving credit facility of $200.0 million and a term loan facility of $250.0 million, which now expires on November 30, 2021. Other than extending the expiration date, the terms of the amended and restated credit agreement are substantially the same as those previously in place. The amended and restated credit agreement replaced our prior revolving credit facility and term loan.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating-rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month LIBOR (1.21 percent on the swap maturing in August 2018, 1.28 percent on the swap maturing in March 2019, and 1.20 percent on the swaps maturing in August 2019 as of June 30, 2017) on the $300.0 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive loss to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at either June 30, 2017 or 2016.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At June 30, 2017 and 2016, the swaps had a fair value of a net liability of $0.4 million and $7.3 million, respectively. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. The Company strives to manage this exposure through diversification and monitoring of the creditworthiness of the counterparties. There was $0.2 million potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at June 30, 2017, and none at June 30, 2016. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at June 30, 2017.

The interest rates on the private placement floating-rate senior notes is based on a fixed spread over LIBOR. Interest rates on the private placement floating-rate senior notes were 3.03 percent on the $100.0 million note and 3.26 percent on the $150.0 million note at June 30, 2017, after taking into account the effect of outstanding interest rate swap agreements. As of June 30, 2017, the weighted average interest rate was 2.49 percent for the revolving credit facility and term loan, after taking into account the effect of the outstanding interest rate swap agreement. The interest rate under both facilities is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (as defined in the debt agreement) ratio.

All of the Company's debt agreements include financial covenants and failure to comply with any such covenants could result in the debt becoming payable on demand. The most significant financial covenants require a ratio of debt to trailing 12 month EBITDA of less than 3.75 and a ratio of EBITDA to interest expense of greater than 2.75. The Company was in compliance with these and all other financial covenants at June 30, 2017.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs totaled $18.8 million in fiscal 2017, $20.3 million in fiscal 2016, and $19.2 million in fiscal 2015.

At June 30, 2017, Meredith had additional credit available under the asset-backed bank facility of up to $25.0 million (depending on levels of accounts receivable) and had $115.0 million of credit available under the revolving credit facility with an option to request up to another net $200.0 million. The commitment fee for the asset-backed bank facility ranges from 0.40 percent to 0.45 percent of the unused commitment based on utilization levels. The commitment fees for the revolving credit facility ranges from 0.125 percent to 0.25 percent of the unused commitment based on the Company's leverage ratio. Commitment fees paid in fiscal 2017 were not material.

7.  Income Taxes

The following table shows income tax expense attributable to earnings before income taxes:

Years ended June 30,	2017	2016	2015
(In thousands)
Currently payable
Federal	$62,170	$59,173	$39,429
State	403	7,263	4,583
Foreign	38	30	35
	62,611	66,466	44,047
Deferred
Federal	32,961	8,297	36,314
State	5,834	1,507	5,608
	38,795	9,804	41,922
Income taxes	$101,406	$76,270	$85,969

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2017	2016	2015
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal income tax benefits	3.0	3.6	2.9
Settlements - audits / tax litigation	(2.3)	(0.4)	(0.1)
Impairment of goodwill	—	29.3	—
Other	(0.8)	1.7	0.8
Effective income tax rate	34.9%	69.2%	38.6%

The Company's effective tax rate was 34.9 percent in fiscal 2017, 69.2 percent in fiscal 2016, and 38.6 percent in fiscal 2015. The fiscal 2017 effective tax rate was primarily impacted by a credit to income taxes of $6.7 million related to the resolution of certain federal and state tax uncertainties recorded in fiscal 2017. In fiscal 2016, the Company recorded an impairment of goodwill of $116.9 million, of which approximately 20 percent was deductible for income tax purposes.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2017	2016
(In thousands)
Deferred tax assets
Accounts receivable allowances and return reserves	$11,019	$12,742
Compensation and benefits	47,222	45,813
Indirect benefit of uncertain state and foreign tax positions	5,068	10,598
All other assets	7,676	16,589
Total deferred tax assets	70,985	85,742
Valuation allowance	—	(905)
Net deferred tax assets	70,985	84,837
Deferred tax liabilities
Subscription acquisition costs	86,426	88,177
Accumulated depreciation and amortization	329,826	292,871
Deferred gains from dispositions	29,820	29,804
All other liabilities	9,639	10,331
Total deferred tax liabilities	455,711	421,183
Net deferred tax liability	$384,726	$336,346

The Company has $8.8 million of net operating loss carryforwards for federal purposes which will expire if unused from fiscal 2029 through fiscal 2034. It is expected that all net operating loss carryforwards will be utilized prior to expiration. There are no related state net operating loss carryforwards remaining.

The Company's June 30, 2017, deferred tax assets are more likely than not to be realized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years ended June 30,	2017	2016
(In thousands)
Balance at beginning of year	$37,966	$35,919
Increases in tax positions for prior years	774	51
Decreases in tax positions for prior years	(3,052)	(2,334)
Increases in tax positions for current year	2,864	6,259
Settlements	(181)	(97)
Lapse in statute of limitations	(8,848)	(1,832)
Balance at end of year	$29,523	$37,966

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $18.2 million as of June 30, 2017, and $28.3 million as of June 30, 2016. The uncertain tax benefit recognized during fiscal 2017 from lapse in statute of limitations that related to income tax positions on temporary differences was $0.5 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $6.0 million and $8.6 million as of June 30, 2017 and 2016, respectively.

The total amount of unrecognized tax benefits at June 30, 2017, may change significantly within the next 12 months, decreasing by an estimated range of $6.8 million to $2.5 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company's federal tax returns for fiscal years prior to fiscal 2013 are no longer subject to further IRS examination. However, certain items from completed examinations of fiscal 2006 through fiscal 2012 are still pending final resolution as of June 30, 2017. Fiscal 2013 through fiscal 2015 are under IRS examination. The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2005.

8.  Pension and Postretirement Benefit Plans

Savings and Investment Plan

Meredith maintains a 401(k) Savings and Investment Plan that permits eligible employees to contribute funds on a pre-tax basis. The plan allows employee contributions of up to 50 percent of eligible compensation subject to the maximum allowed under federal tax provisions. Prior to January 1, 2017, the Company matched 100 percent of the first 3 percent and 50 percent of the next 2 percent of employee contributions. Effective January 1, 2017, the Company matches 100 percent of the first 4 percent and 50 percent of the next 1 percent of employee contributions.

The 401(k) Savings and Investment Plan allows employees to choose among various investment options, including the Company's common stock, for both their contributions and the Company's matching contribution. Company contribution expense under this plan totaled $10.9 million in fiscal 2017, $9.6 million in fiscal 2016, and $9.7 million in fiscal 2015.

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

Obligations and Funded Status
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	Pension		Postretirement
June 30,	2017	2016	2017	2016
(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$161,892	$155,427	$9,666	$9,408
Service cost	12,545	11,908	92	101
Interest cost	4,900	5,874	321	385
Participant contributions	—	—	787	748
Plan amendments	501	—	—	—
Actuarial loss (gain)	3,600	15,085	(205)	565
Benefits paid (including lump sums)	(12,520)	(26,402)	(1,386)	(1,541)
Benefit obligation, end of year	$170,918	$161,892	$9,275	$9,666

Change in plan assets
Fair value of plan assets, beginning of year	$122,583	$141,586	$—	$—
Actual return on plan assets	18,527	1,129	—	—
Employer contributions	10,635	6,270	599	793
Participant contributions	—	—	787	748
Benefits paid (including lump sums)	(12,520)	(26,402)	(1,386)	(1,541)
Fair value of plan assets, end of year	$139,225	$122,583	$—	$—

Under funded status, end of year	$(31,693)	$(39,309)	$(9,275)	$(9,666)

Benefits paid directly from Meredith assets are included in both employer contributions and benefits paid.

Fair value measurements for pension assets as of June 30, 2017, were as follows:

June 30, 2017	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Investments in registered investment companies	$138,886	$76,837	$62,049	$—
Pooled separate accounts	339	—	339	—
Total assets at fair value	$139,225	$76,837	$62,388	$—

Fair value measurements for pension assets as of June 30, 2016, were as follows:

June 30, 2016	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)
Investments in registered investment companies	$120,996	$65,376	$55,620	$—
Pooled separate accounts	1,587	—	1,587	—
Total assets at fair value	$122,583	$65,376	$57,207	$—

Refer to Note 14 for a discussion of the three levels in the hierarchy of fair values.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension		Postretirement
June 30,	2017	2016	2017	2016
(In thousands)
Other assets
Prepaid benefit cost	$16,901	$1,458	$—	$—
Accrued expenses-compensation and benefits
Accrued benefit liability	(5,776)	(4,703)	(657)	(656)
Other noncurrent liabilities
Accrued benefit liability	(42,818)	(36,064)	(8,618)	(9,010)
Net amount recognized, end of year	$(31,693)	$(39,309)	$(9,275)	$(9,666)

The accumulated benefit obligation for all defined benefit pension plans was $154.0 million and $144.8 million at June 30, 2017 and 2016, respectively.

The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

June 30,	2017	2016
(In thousands)
Projected benefit obligation	$48,692	$40,867
Accumulated benefit obligation	42,634	35,225
Fair value of plan assets	98	100

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:

	Pension			Postretirement
Years ended June 30,	2017	2016	2015	2017	2016	2015
(In thousands)
Components of net periodic benefit costs
Service cost	$12,545	$11,908	$12,173	$92	$101	$117
Interest cost	4,900	5,874	5,582	321	385	407
Expected return on plan assets	(9,191)	(10,982)	(11,037)	—	—	—
Prior service cost (credit) amortization	194	194	225	(393)	(428)	(432)
Actuarial loss (gain) amortization	3,587	628	667	(310)	(677)	(433)
Settlement charge	—	5,586	—	—	—	—
Net periodic benefit costs (credit)	$12,035	$13,208	$7,610	$(290)	$(619)	$(341)

The amortization of amounts related to unrecognized prior service costs/credit and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

The pension settlement charge recorded in fiscal 2016 related to cash distributions paid by the pension plan during fiscal 2016 exceeding a prescribed threshold. This required that a portion of pension losses within accumulated other comprehensive loss be realized in the period that the related pension liabilities were settled.

Amounts recognized in the accumulated other comprehensive loss component of shareholders' equity for Company-sponsored plans were as follows:

	Pension	Postretirement	Total	Pension	Postretirement	Total
June 30,	2017			2016
(In thousands)
Unrecognized net actuarial losses (gains), net of taxes	$18,524	$(1,240)	$17,284	$24,267	$(1,305)	$22,962
Unrecognized prior service cost (credit), net of taxes	659	(210)	449	470	(452)	18
Total	$19,183	$(1,450)	$17,733	$24,737	$(1,757)	$22,980

During fiscal 2018, the Company expects to recognize as part of its net periodic benefit costs $2.1 million of net actuarial losses and $0.3 million of prior service costs for the pension plans, and $0.3 million of net actuarial gains and $0.3 million of prior service credit for the postretirement plan that are included, net of taxes, in the accumulated other comprehensive loss component of shareholders' equity at June 30, 2017.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension		Postretirement
June 30,	2017	2016	2017	2016
Weighted average assumptions
Discount rate	3.41%	2.98%	3.65%	3.40%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%
Rate of increase in health care cost levels
Initial level	n/a	n/a	7.00%	7.00%
Ultimate level	n/a	n/a	5.00%	5.00%
Years to ultimate level	n/a	n/a	4 years	5 years
n/a - Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension			Postretirement
Years ended June 30,	2017	2016	2015	2017	2016	2015
Weighted average assumptions
Discount rate	2.98%	3.75%	3.57%	3.40%	4.20%	4.00%
Expected return on plan assets	8.00%	8.00%	8.00%	n/a	n/a	n/a
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Rate of increase in health care cost levels
Initial level	n/a	n/a	n/a	7.00%	7.00%	7.00%
Ultimate level	n/a	n/a	n/a	5.00%	5.00%	5.00%
Years to ultimate level	n/a	n/a	n/a	5 years	6 years	4 years
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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In thousands)
Effect on service and interest cost components for fiscal 2017	$25	$(20)
Effect on postretirement benefit obligation as of June 30, 2017	401	(329)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company's pension plans are as follows:

	2017 Allocation		2016 Allocation
June 30,	Target	Actual	Target	Actual
Domestic equity securities	35%	34%	35%	30%
Fixed income investments	30%	29%	30%	32%
International equity securities	25%	27%	25%	27%
Global equity securities	10%	10%	10%	11%
Fair value of plan assets	100%	100%	100%	100%

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

Equity securities did not include any Meredith Corporation common or Class B stock at June 30, 2017 or 2016.

Cash Flows
Although we do not have a minimum funding requirement for the pension plans in fiscal 2018, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2018. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $0.7 million to its postretirement plan in fiscal 2018.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits	Postretirement Benefits
(In thousands)
2018	$22,207	$657
2019	24,165	699
2020	25,726	688
2021	21,562	674
2022	15,723	655
2023-2027	83,584	2,874

Other
The Company maintains collateral assignment split-dollar life insurance arrangements on certain key officers and retirees. The net periodic pension cost for fiscal 2017, 2016, and 2015 was $0.5 million, $0.4 million, and $0.4 million, respectively, and the accrued liability at June 30, 2017 and 2016, was $4.3 million and $4.6 million, respectively.

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

The following table presents the calculations of earnings per share:

Years ended June 30,	2017	2016	2015
(In thousands except per share data)
Net earnings	$188,928	$33,937	$136,791
Basic average shares outstanding	44,617	44,606	44,522
Dilutive effect of stock options and equivalents	830	751	801
Diluted average shares outstanding	45,447	45,357	45,323
Earnings per share
Basic	$4.23	$0.76	$3.07
Diluted	4.16	0.75	3.02

In addition, antidilutive options excluded from the above calculations totaled 0.3 million options for the year ended June 30, 2017 ($54.28 weighted average exercise price), 1.3 million options for the year ended June 30, 2016 ($49.02 weighted average exercise price), and 0.9 million options for the year ended June 30, 2015 ($50.52 weighted average exercise price).

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

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock and Class B stock. In May 2014, the Board approved the repurchase of $100.0 million of shares. As of June 30, 2017, $68.0 million remained available under the current authorizations for future repurchases.

Repurchases of the Company's common and Class B stock are as follows:

Years ended June 30,	2017	2016	2015
(In thousands)
Number of shares	941	651	925
Cost at market value	$53,399	$31,080	$46,764

Shares deemed to be delivered to the Company on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board. Shares tendered for the exercise price of stock options were 0.6 million shares at a cost of $37.5 million in fiscal 2017, 0.4 million shares at a cost of $18.0 million in fiscal 2016, and 0.7 million shares at a cost of $35.6 million in fiscal 2015.

11.  Common Stock and Share-based Compensation Plans

Meredith has a shareholder-approved stock incentive plan. Prior to January 1, 2016, the Company had a shareholder-approved employee stock purchase plan (ESPP). The ESPP was suspended indefinitely as of January 1, 2016. More detailed descriptions of these plans follows. Compensation expense recognized for these plans was $12.7 million in fiscal 2017, $12.8 million in fiscal 2016, and $12.5 million in fiscal 2015. The total income tax benefit recognized in earnings was $4.8 million in fiscal 2017, $4.6 million in fiscal 2016, and $4.6 million in fiscal 2015.

Stock Incentive Plan

Meredith has a stock incentive plan that permits the Company to issue stock options, restricted stock, stock equivalent units, restricted stock units, and performance shares to key employees and directors of the Company. Approximately 9.0 million shares remained available for future awards under the plan as of June 30, 2017. Forfeited awards, shares deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares and restricted stock units increase shares available for future awards. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the employees' interests with those of shareholders.

The Company has awarded restricted shares of common stock and restricted stock units to eligible key employees and to non-employee directors under the plan. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards granted to employees generally vest over three or five years and the awards granted to directors vest one-third each year during the three-year period from date of grant. The grant date of awards is the date the Compensation Committee of the Board of Directors approves the granting of the awards. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants, net of estimated forfeitures, are amortized over the vesting periods.

The Company's restricted stock activity during the year ended June 30, 2017, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2016	179	$45.93
Granted	7	47.65
Vested	(148)	47.08
Forfeited	—	45.78
Nonvested at June 30, 2017	38	41.85	$2,282

As of June 30, 2017, there was $0.1 million of unearned compensation cost related to restricted stock granted under the plan. That cost is expected to be recognized over a weighted average period of 0.9 years. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2017, 2016, and 2015 was $47.65, $47.01, and $51.22, respectively. The total fair value of shares vested during the years ended June 30, 2017, 2016, and 2015, was $7.9 million, $8.5 million, and $7.8 million, respectively.

The Company's restricted stock unit activity during the year ended June 30, 2017, was as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares and Aggregate Intrinsic Value in thousands)
Nonvested at June 30, 2016	319	$45.28
Granted	153	52.97
Vested	(3)	47.70
Forfeited	(38)	47.47
Nonvested at June 30, 2017	431	47.80	$25,628

As of June 30, 2017, there was $5.3 million of unearned compensation cost related to restricted stock units granted under the plan. That cost is expected to be recognized over a weighted average period of 1.5 years. The weighted average grant date fair value of restricted stock units granted during the years ended June 30, 2017, 2016, and 2015 was $52.97, $44.44, and $46.21, respectively. The total fair value of shares vested during the years ended June 30, 2017, 2016, and 2015 was $0.2 million, $0.1 million, and $0.1 million, respectively.

Meredith also has outstanding stock equivalent units resulting from the deferral of compensation of employees and directors under various deferred compensation plans. The period of deferral is specified when the deferral election is made. These stock equivalent units are issued at the market price of the underlying stock on the date of deferral. In addition, shares of restricted stock and restricted stock units may be converted to stock equivalent units upon vesting.

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2017:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value	Aggregate Intrinsic Value
(Units and Aggregate Intrinsic Value in thousands)
Balance at June 30, 2016	296	$36.77
Additions	19	53.58
Converted to common stock	(19)	37.51
Balance at June 30, 2017	296	37.81	$6,406

The total intrinsic value of stock equivalent units converted to common stock was $0.2 million in fiscal 2017, $0.1 million in fiscal 2016, and $0.1 million for fiscal year 2015.

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

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options and Aggregate Intrinsic Value in thousands)
Outstanding July 1, 2016	2,414	$42.12
Granted	467	52.43
Exercised	(906)	41.76
Forfeited	(138)	49.82
Outstanding June 30, 2017	1,837	44.34	6.8	$27,773
Exercisable June 30, 2017	694	38.19	4.3	14,788

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

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2017	2016	2015
Risk-free interest rate	1.3-2.1%	1.8-2.0%	1.4-2.0%
Expected dividend yield	4.00%	4.00%	4.00%
Expected option life	7 yrs	7 yrs	7 yrs
Expected stock price volatility	29%	36%	37%

The weighted average grant date fair value of options granted during the years ended June 30, 2017, 2016, and 2015, was $9.35, $10.80, and $11.59, respectively. The total intrinsic value of options exercised during the years ended June 30, 2017, 2016, and 2015 was $15.2 million, $8.0 million, and $14.2 million, respectively. As of June 30, 2017, there was $2.1 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2017, 2016, and 2015 was $37.9 million, $18.2 million, and $37.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.9 million, $3.0 million, and $5.5 million, respectively, for the years ended June 30, 2017, 2016, and 2015.

Employee Stock Purchase Plan

Meredith has an ESPP available to substantially all employees. As of January 1, 2016, the ESPP was suspended indefinitely. The ESPP allowed employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP had quarterly offering periods. One million five hundred thousand common shares were authorized and approximately 244,000 shares remained available for issuance under the ESPP. Compensation cost for the ESPP was based on the present value of the cash discount and the fair value of the call option component as of the grant date using the Black-Scholes option-pricing model. The term of the option was three months, the term of the offering period. The expected stock price volatility was 36 percent in fiscal 2016 and 37 percent in fiscal 2015. Information about the shares issued under this plan is as follows:

Years ended June 30,	2016	2015
Shares issued (in thousands)	45	72
Average fair value	$6.77	$7.52
Average purchase price	35.94	39.95
Average market price	42.91	50.83

12.  Commitments and Contingent Liabilities

The Company occupies certain facilities and sales offices and uses certain equipment under lease agreements. Rental expense for such leases was $20.1 million in fiscal 2017, $20.9 million in fiscal 2016, and $20.1 million in fiscal 2015.

Below are the minimum rental commitments at June 30, 2017, under all noncancelable operating leases due in succeeding fiscal years:

Years ending June 30,
(In thousands)
2018	$18,401
2019	16,828
2020	16,562
2021	14,163
2022	13,281
Thereafter	55,429
Total minimum rentals	$134,664

Most of the future lease payments relate to the lease of office facilities in New York City through December 31, 2026. In the normal course of business, leases that expire are generally renewed or replaced by leases on similar properties.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable rights amounted to $21.7 million at June 30, 2017. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company's current borrowing rate, was $20.9 million at June 30, 2017.

The table shows broadcast rights payments due in succeeding fiscal years:

Years ending June 30,	Recorded Commitments	Unavailable Rights
(In thousands)
2018	$9,206	$11,385
2019	10,519	6,232
2020	3,723	3,578
2021	3,375	549
2022	2,520	—
Thereafter	2,317	—
Total amounts payable	$31,660	$21,744

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

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive loss balances:

	Minimum Pension/Post Retirement Liability Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance at June 30, 2014	$(8,758)	$—	$(8,758)
Current-year adjustments, pre-tax	(4,206)	(2,109)	(6,315)
Tax expense	1,615	810	2,425
Other comprehensive loss	(2,591)	(1,299)	(3,890)
Balance at June 30, 2015	(11,349)	(1,299)	(12,648)
Current-year adjustments, pre-tax	(20,703)	(5,034)	(25,737)
Tax benefit	7,951	1,933	9,884
Other comprehensive loss	(12,752)	(3,101)	(15,853)
Balance at June 30, 2016	(24,101)	(4,400)	(28,501)
Current-year adjustments, pre-tax	8,648	6,761	15,409
Tax benefit	(3,321)	(2,596)	(5,917)
Other comprehensive income	5,327	4,165	9,492
Balance at June 30, 2017	$(18,774)	$(235)	$(19,009)

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	June 30, 2017		June 30, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$31,660	$30,544	$10,173	$9,655
Long-term debt	700,625	700,714	695,000	695,533

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

As of June 30, 2017, the Company had assets related to its qualified pension plans measured at fair value. The required disclosures regarding such assets are presented within Note 8. In addition, the Company has liabilities related to contingent consideration payables that are valued at estimated fair value as discussed in Note 2 and interest rate swaps discussed in Note 6.

In fiscal 2016, the Company committed to a plan to sell the Company's two corporate airplanes. In conjunction with that plan, the Company wrote the assets to fair value. Thus, the carrying value of these assets represented their fair value at June 30, 2017 and 2016. During fiscal 2017, the Company fully impaired the Mywedding trademark. Thus, the carrying value of this trademark represented its fair value at June 30, 2017. Additionally, during fiscal 2016, the Company took impairment charges on the American Baby trademark and on goodwill in the MXM reporting unit. Thus, the carrying value of these assets represented their fair value at June 30, 2016. For further discussion on the trademark and goodwill impairment charges, refer to Note 4. The Company does not have any other assets or liabilities recognized at fair value.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In thousands)	June 30, 2017	June 30, 2016
Machinery and equipment
Corporate airplanes, held for sale	$1,927	$2,800
Other assets
Interest rate swaps	158	—
Accrued expenses and other liabilities
Contingent consideration	4,000	—
Interest rate swaps	602	2,768
Other noncurrent liabilities
Contingent consideration	30,211	56,631
Interest rate swaps	—	4,511

The fair value of interest rate swaps is determined based on discounted cash flows derived using market observable inputs including swap curves that are included in Level 2. The fair value of the contingent consideration and the corporate airplanes is based on significant inputs not observable in the market and thus represents Level 3 measurements.

The following table sets forth the assets measured at fair value on a non-recurring basis:

(In thousands)	June 30, 2017	June 30, 2016
Trademarks [1]	$—	$—
Goodwill [2]	—	54,910

[1] Represents the fair value of the trademarks that were fully impaired during fiscal 2017 and 2016. For further discussion, refer to Note 4.
[2] Fair value of the MXM reporting unit's goodwill after impairment taken during fiscal 2016. Not considered to be measured at fair value for fiscal 2017. For further discussion, refer to Note 4.

Based on the respective impairment analyses, the trademarks were deemed to be fully impaired and thus were written off. The valuations of the trademarks represents Level 3 measurements. The fair value of the goodwill is determined based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions used to determine the fair value of the MXM reporting unit consisted primarily of significant unobservable inputs (Level 3 fair value inputs), including discount rates, estimated cash flows, profit margins, and growth rates. The discount rate used to determine the fair value of the MXM reporting unit is based on several factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure, and includes adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates and the growth rates and profit margins are based on industry knowledge and historical performance.

The following table represents the changes in the fair value of Level 3 contingent consideration, corporate airplanes, trademarks, and goodwill for the years ended June 30, 2017 and 2016.

Years ended June 30,	2017	2016
(in thousands)
Contingent consideration
Balance at beginning of year	$56,631	$61,535
Additions due to acquisitions	7,681	—
Payments	(10,581)	(800)
Change in present value of contingent consideration [1]	(19,520)	(4,104)
Balance at end of year	$34,211	$56,631

Corporate airplanes [2]
Balance at beginning of year	$2,800	$8,439
Fair market value adjustment of corporate airplanes	(873)	(5,639)
Balance at end of year	$1,927	$2,800

Trademarks [3]
Balance at beginning of year	$5,300	$38,874
Impairment	(5,300)	(38,874)
Balance at end of year	$—	$—

Goodwill [4]
Balance at beginning of year	$—	$171,859
Impairment	—	(116,949)
Balance at end of year	$—	$54,910

[1]   Change in present value of contingent consideration is included in earning and comprised of changes in estimated earn out payments based on projections of performance and the amortization of the present value discount.

[2] Consistent with the decision to sell the corporate airplanes, these assets were adjusted to fair value.
[3] Represents the fair value of trademarks, which were fully impaired during fiscal 2017 and 2016. For further discussion, refer to Note 4.
[4]   Fair value of the MXM reporting unit's goodwill after impairment taken during fiscal 2016. Not considered to be measured at fair market value for fiscal 2017. For further discussion, refer to Note 4.

15.  Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on service journalism. On the basis of products and services, the Company has established two reportable segments: national media and local media. The national media segment includes magazine publishing, customer relationship marketing, digital and mobile media, brand licensing, database-related activities, and other related operations. The local media segment consists primarily of the operations of network-affiliated television stations. Virtually all of the Company's revenues are generated in the U.S. and substantially all of the assets reside within the U.S. There are no material intersegment transactions.

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets is the amortization of broadcast rights in the local media segment. Broadcast rights amortization totaled $17.6 million in fiscal 2017, $16.7 million in fiscal 2016, and $16.6 million in fiscal 2015.

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

The following table presents financial information by segment:

Years ended June 30,	2017	2016	2015
(In thousands)
Revenues
National media	$1,083,200	$1,101,183	$1,059,852
Local media	630,161	548,445	534,324
Total revenues	$1,713,361	$1,649,628	$1,594,176

Segment profit (loss)
National media	$146,541	$(17,693)	$122,681
Local media	214,920	158,481	162,677
Unallocated corporate	(52,338)	(10,179)	(43,246)
Income from operations	309,123	130,609	242,112
Interest expense, net	(18,789)	(20,402)	(19,352)
Earnings before income taxes	$290,334	$110,207	$222,760

Depreciation and amortization
National media	$17,555	$18,698	$17,186
Local media	34,818	38,332	37,521
Unallocated corporate	1,519	2,122	1,839
Total depreciation and amortization	$53,892	$59,152	$56,546

Assets
National media	$1,487,070	$1,478,243	$1,665,542
Local media	1,124,853	1,054,311	1,072,152
Unallocated corporate	117,700	94,237	105,588
Total assets	$2,729,623	$2,626,791	$2,843,282

Capital expenditures
National media	$4,507	$4,739	$4,829
Local media	12,165	17,250	23,224
Unallocated corporate	18,113	3,046	5,192
Total capital expenditures	$34,785	$25,035	$33,245

16.  Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands except per share data)
Revenues
National media	$247,293	$259,345	$283,351	$293,211	$1,083,200
Local media	152,586	183,297	142,069	152,209	630,161
Total revenues	$399,879	$442,642	$425,420	$445,420	$1,713,361
Operating profit
National media	$24,111	$46,757	$41,314	$34,359	$146,541
Local media	50,622	76,815	41,164	46,319	214,920
Unallocated corporate	(13,971)	(13,747)	(12,450)	(12,170)	(52,338)
Income from operations	$60,762	$109,825	$70,028	$68,508	$309,123

Net earnings	$33,973	$71,805	$39,781	$43,369	$188,928

Basic earnings per share	0.76	1.61	0.89	0.97	4.23

Diluted earnings per share	0.75	1.58	0.87	0.95	4.16

Dividends per share	0.495	0.495	0.520	0.520	2.030

In the second quarter of fiscal 2017, the Company recorded a reduction in contingent consideration payable of $19.6 million, a pre-tax restructuring charge of $8.1 million, and $1.7 million for the write-down of an investment.

In the third quarter of fiscal 2017, the Company recorded a reduction in contingent consideration payable of $1.1 million.

In the fourth quarter of fiscal 2017, the Company recorded a non-cash impairment charge of $5.3 million to fully impair the Mywedding trademark, a pre-tax restructuring charge of $4.3 million, the write-down of an investment of $1.9 million, the write-down to fair value of the Company's two airplanes of $0.9 million, and the reversal of excess restructuring reserves accrued in prior fiscal years of $1.8 million.

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

Meredith Corporation and Subsidiaries
FIVE-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2017	2016	2015	2014	2013
(In thousands except per share data)
Results of operations
Revenues	$1,713,361	$1,649,628	$1,594,176	$1,468,708	$1,471,340
Costs and expenses	1,344,173	1,341,946	1,294,260	1,222,265	1,210,061
Depreciation and amortization	53,892	59,152	56,546	48,726	45,350
Impairment of goodwill and other long-lived assets	6,173	161,462	1,258	11,202	—
Merger termination fee net of merger-related costs	—	(43,541)	—	—	5,095
Income from operations	309,123	130,609	242,112	186,515	210,834
Net interest expense	(18,789)	(20,402)	(19,352)	(12,176)	(13,430)
Income taxes	(101,406)	(76,270)	(85,969)	(60,798)	(73,754)
Net earnings	$188,928	$33,937	$136,791	$113,541	$123,650

Basic earnings per share	$4.23	$0.76	$3.07	$2.54	$2.78

Diluted earnings per share	$4.16	$0.75	$3.02	$2.50	$2.74
Average diluted shares outstanding	45,447	45,357	45,323	45,410	45,085

Other per share information
Dividends	$2.030	$1.905	$1.780	$1.680	$1.580
Stock price-high	66.25	53.11	57.22	53.84	48.37
Stock price-low	43.85	35.03	41.95	40.11	29.27
Financial position at June 30,
Current assets	$505,253	$481,156	$482,531	$493,122	$407,692
Working capital	45,583	3,264	(48,470)	10,019	(48,979)
Total assets	2,729,623	2,626,791	2,843,282	2,543,800	2,140,059
Long-term obligations (including current portion)	729,897	703,679	802,774	723,838	359,185
Shareholders' equity	995,972	889,043	951,850	891,652	854,296
Number of employees at June 30,	3,653	3,790	3,878	3,639	3,347

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

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In thousands)
Fiscal year ended June 30, 2017
Reserve for doubtful accounts	$7,054	$4,465	$—	$(4,978)	$6,541
Reserve for returns	1,277	3,966	—	(3,809)	1,434
Total	$8,331	$8,431	$—	$(8,787)	$7,975
Fiscal year ended June 30, 2016
Reserve for doubtful accounts	$6,523	$4,845	$—	$(4,314)	$7,054
Reserve for returns	1,972	3,797	—	(4,492)	1,277
Total	$8,495	$8,642	$—	$(8,806)	$8,331
Fiscal year ended June 30, 2015
Reserve for doubtful accounts	$5,464	$5,044	$—	$(3,985)	$6,523
Reserve for returns	2,349	4,747	—	(5,124)	1,972
Total	$7,813	$9,791	$—	$(9,109)	$8,495

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of June 30, 2017. On the basis of this evaluation, Meredith's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On the basis of that evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2017.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 41.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2017, under the captions "Election of Directors," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance," and in Part I of this Form 10-K beginning on page 10 under the caption "Executive Officers of the Company" and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics and a Code of Ethics for CEO and Senior Financial Officers. These codes are applicable to the Chief Executive Officer, Chief Financial Officer, Controller, and any persons performing similar functions. The Company's Code of Business Conduct and Ethics and the Company's Code of Ethics for CEO and Senior Financial Officers are available free of charge on the Company's corporate website at meredith.com. Copies of the codes are also available free of charge upon written request to the Secretary of the Company. The Company will post any amendments to the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers, as well as any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission or the New York Stock Exchange on the Company's corporate website.

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2017, under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2017, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2017, under the captions "Related Person Transaction Policy and Procedures" and "Corporate Governance - Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2017, under the caption "Audit Committee Disclosure" and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2017 and 2016
Consolidated Statements of Earnings for the Years Ended June 30, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2017, 2016, and 2015
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2017, 2016, and 2015
Consolidated Statements of Cash Flows for the Years Ended June 30, 2017, 2016, and 2015
Notes to Consolidated Financial Statements
Five-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2017, 2016, and 2015

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

4.2
Note Purchase Agreement dated as of February 19, 2014, among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 28, 2014.

4.3
Amended and Restated Credit Agreement dated as of November 30, 2016, among Meredith Corporation and a group of banks including Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and L/C Issuer.is incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016.

4.4
Note Purchase Agreement dated as of October 31, 2014, among Meredith Corporation, as issuer and seller, and named purchasers is incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2014.

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

10.3	Meredith Corporation Employee Stock Purchase Plan of 2002, as amended, is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 13, 2012.*

10.4
Receivables Sale Agreement dated as of April 9, 2002 among Meredith Corporation, as Sole Initial Originator and Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation), as buyer is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

10.5
Parent Guarantee from Meredith Corporation dated as of April 25, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011.

10.6
First Amended and Restated Receivables Purchase Agreement dated as of April 25, 2011, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, Falcon Asset Securitization Company LLC, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011. First amendment dated as of September 21, 2012, to the aforementioned agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012. Second Amendment dated as of February 18, 2015, to the aforementioned agreement is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015. Third amendment dated as of October 21, 2015, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015.

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

10.10
Form of Nonqualified Stock Option Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004.*

10.11
Form of Continuing Nonqualified Stock Option Award Agreement for Non-Employee Directors under the Company's Amended and Restated 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2011.*

10.12
Employment Agreement dated January 20, 2006, and re-executed August 24, 2009, between Meredith Corporation and Stephen M. Lacy is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed November 10, 2009.*

10.13
Employment Agreement dated August 10, 2016, between Meredith Corporation and Thomas H. Harty is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 12, 2016.*

10.14
Employment Agreement dated June 1, 2015, between Meredith Corporation and Paul Karpowicz is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2015. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8‑K filed August 12, 2016.*

10.15
Employment Agreement dated August 10, 2016, between Meredith Corporation and Jonathan B. Werther is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 12, 2016.*

10.16
Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.*

10.17
Employment Agreement dated June 1, 2015, between Meredith Corporation and Joseph H. Ceryanec is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 5, 2015.*

10.18
Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016.*

10.19	Meredith Corporation 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 18, 2014.*

10.20	Form of the Nonqualified Stock Option Award Agreement for Employees for the 2014 Stock Incentive Plan.*

10.21	Form of the Nonqualified Stock Option Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan.*

10.22	Form of the Restricted Stock Award Agreement for Employees for the 2014 Stock Incentive Plan.*

10.23	Form of the Restricted Stock Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan.*

10.24	Form of Restricted Stock Unit Award Agreement - Time Vested for the 2014 Stock Incentive Plan.*

10.25	Form of Restricted Stock Unit Award Agreement - Performance-Based for the 2014 Stock Incentive Plan.*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

/s/ Joseph Ceryanec	/s/ Stephen M. Lacy
Joseph Ceryanec, Chief Financial Officer (Principal Financial and Accounting Officer)	Stephen M. Lacy, Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Thomas H. Harty	/s/ D. Mell Meredith Frazier
Thomas H. Harty, President, Chief Operating Officer, and Director	D. Mell Meredith Frazier, Vice Chairman of the Board and Director

/s/ Donald A. Baer	/s/ Donald C. Berg
Donald A. Baer, Director	Donald C. Berg, Director

/s/ Frederick B. Henry	/s/ Joel W. Johnson
Frederick B. Henry, Director	Joel W. Johnson, Director

/s/ Beth J. Kaplan	/s/ Philip A. Marineau
Beth J. Kaplan, Director	Philip A. Marineau, Director

/s/ Elizabeth E. Tallett
Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of August 29, 2017.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.20	Form of the Nonqualified Stock Option Award Agreement for Employees for the 2014 Stock Incentive Plan.

10.21	Form of the Nonqualified Stock Option Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan.

10.22	Form of the Restricted Stock Award Agreement for Employees for the 2014 Stock Incentive Plan.

10.23	Form of the Restricted Stock Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan.

10.24	Form of Restricted Stock Unit Award Agreement - Time Vested for the 2014 Stock Incentive Plan.

10.25	Form of Restricted Stock Unit Award Agreement - Performance-Based for the 2014 Stock Incentive Plan.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1