Form 10-Q
period 2017-09-30
MEREDITH CORP
filed 2017-10-26
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at September 30, 2017
Common shares	39,557,003
Class B shares	5,119,107
Total common and Class B shares	44,676,110

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2017	June 30, 2017
(In thousands)
Current assets
Cash and cash equivalents	$27,811	$22,287
Accounts receivable, net	286,723	289,052
Inventories	23,263	21,890
Current portion of subscription acquisition costs	150,318	144,896
Current portion of broadcast rights	19,301	7,853
Other current assets	28,307	19,275
Total current assets	535,723	505,253
Property, plant, and equipment	547,370	549,536
Less accumulated depreciation	(346,775)	(359,670)
Net property, plant, and equipment	200,595	189,866
Subscription acquisition costs	78,883	79,740
Broadcast rights	22,990	21,807
Other assets	72,503	69,616
Intangible assets, net	951,111	955,883
Goodwill	907,558	907,458
Total assets	$2,769,363	$2,729,623

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$62,500	$62,500
Current portion of long-term broadcast rights payable	19,773	9,206
Accounts payable	76,726	66,598
Accrued expenses and other liabilities	123,525	116,907
Current portion of unearned subscription revenues	212,240	204,459
Total current liabilities	494,764	459,670
Long-term debt	642,759	635,737
Long-term broadcast rights payable	23,894	22,454
Unearned subscription revenues	105,295	106,506
Deferred income taxes	397,386	384,726
Other noncurrent liabilities	97,504	124,558
Total liabilities	1,761,602	1,733,651
Shareholders' equity
Series preferred stock	—	—
Common stock	39,557	39,433
Class B stock	5,119	5,119
Additional paid-in capital	56,631	54,726
Retained earnings	924,880	915,703
Accumulated other comprehensive loss	(18,426)	(19,009)
Total shareholders' equity	1,007,761	995,972
Total liabilities and shareholders' equity	$2,769,363	$2,729,623

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

Three months ended September 30,	2017	2016
(In thousands except per share data)
Revenues
Advertising	$209,249	$225,889
Circulation	68,927	68,668
All other	114,595	105,322
Total revenues	392,771	399,879
Operating expenses
Production, distribution, and editorial	155,802	150,228
Selling, general, and administrative	167,621	174,993
Depreciation and amortization	12,550	13,896
Total operating expenses	335,973	339,117
Income from operations	56,798	60,762
Interest expense, net	(5,078)	(4,749)
Earnings before income taxes	51,720	56,013
Income taxes	(18,279)	(22,040)
Net earnings	$33,441	$33,973

Basic earnings per share	$0.75	$0.76
Basic average shares outstanding	44,779	44,558

Diluted earnings per share	$0.73	$0.75
Diluted average shares outstanding	45,620	45,484

Dividends paid per share	$0.520	$0.495

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended September 30,	2017	2016
(In thousands)
Net earnings	$33,441	$33,973
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	327	537
Unrealized gains on interest rate swaps	256	1,469
Other comprehensive income, net of income taxes	583	2,006
Comprehensive income	$34,024	$35,979

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2017	$39,433	$5,119	$54,726	$915,703	$(19,009)	$995,972
Net earnings	—	—	—	33,441	—	33,441
Other comprehensive income, net of income taxes	—	—	—	—	583	583
Shares issued under incentive plans, net of forfeitures	423	—	11,575	—	—	11,998
Purchases of Company stock	(299)	—	(17,394)	—	—	(17,693)
Share-based compensation	—	—	6,682	—	—	6,682
Dividends paid
Common stock	—	—	—	(20,960)	—	(20,960)
Class B stock	—	—	—	(2,662)	—	(2,662)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	1,042	(642)	—	400
Balance at September 30, 2017	$39,557	$5,119	$56,631	$924,880	$(18,426)	$1,007,761

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended September 30,	2017	2016
(In thousands)
Cash flows from operating activities
Net earnings	$33,441	$33,973
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	7,878	9,112
Amortization	4,672	4,784
Share-based compensation	6,682	6,358
Deferred income taxes	12,697	8,700
Amortization of broadcast rights	4,871	4,249
Payments for broadcast rights	(5,495)	(4,042)
Gain on disposition of assets	(3,282)	—
Fair value adjustments to contingent consideration	(258)	708
Excess tax benefits from share-based payments	—	(2,071)
Changes in assets and liabilities	(9,820)	(26,411)
Net cash provided by operating activities	51,386	35,360
Cash flows from investing activities
Acquisitions of and investments in businesses	(1,000)	—
Additions to property, plant, and equipment	(20,613)	(2,232)
Proceeds from disposition of assets, net of cash sold	2,193	—
Net cash used in investing activities	(19,420)	(2,232)
Cash flows from financing activities
Proceeds from issuance of long-term debt	20,000	20,000
Repayments of long-term debt	(13,125)	(16,250)
Dividends paid	(23,622)	(22,432)
Purchases of Company stock	(17,693)	(18,378)
Proceeds from common stock issued	11,998	13,019
Payment of acquisition-related contingent consideration	(4,000)	(4,000)
Excess tax benefits from share-based payments	—	2,071
Net cash used in financing activities	(26,442)	(25,970)
Net increase in cash and cash equivalents	5,524	7,158
Cash and cash equivalents at beginning of period	22,287	24,970
Cash and cash equivalents at end of period	$27,811	$32,128

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC.

The condensed consolidated financial statements as of September 30, 2017, and for the three months ended September 30, 2017 and 2016, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2017, were derived from audited financial statements, but do not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Adopted Accounting Pronouncements—

ASU 2016-07—In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) simplifying the transition to the equity method of accounting. The new guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The Company adopted this standard effective July 1, 2017. The adoption of this guidance did not have an impact on our results of operations, cash flows, or disclosures.

ASU 2016-09—In March 2016, as a part of its simplification initiative, the FASB issued guidance on the accounting for employee share-based payments. The new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax treatment, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard effective July 1, 2017.

The adoption of this guidance resulted in the prospective recognition of realized excess tax benefits related to the exercise or vesting of share-based awards in our Condensed Consolidated Statements of Earnings instead of in additional paid-in capital within our Condensed Consolidated Balance Sheets. We recognized an excess tax benefit of $2.1 million as a credit to income tax expense in our Condensed Consolidated Statements of Earnings for the quarter ended September 30, 2017. Using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $1.0 million increase to additional paid-in capital, a $0.6 million reduction to retained earnings, and a $0.4 million reduction to deferred taxes to reflect the incremental share-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance. Presentation requirements for cash flows related to employee taxes paid using withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. We no longer classify excess tax benefits related to share-based awards as a financing cash inflow and an operating cash outflow. This classification requirement was adopted prospectively and, as such, our Condensed Consolidated Statement of Cash Flows has not been retrospectively adjusted.

Pending Accounting Pronouncements—

ASU 2017-12—In August 2017, the FASB issued guidance amending hedge accounting requirements. The purpose of this guidance is to better align a company's risk management activities and financial reporting requirements, and to simplify the application of hedge accounting. The effective date is the first quarter of fiscal 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our results of operations, cash flows, or disclosures.

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

The Company will adopt the standard beginning July 1, 2018 (fiscal 2019). The two permitted transition methods are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized in the earliest period shown; or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. While a final decision has not been made, we currently anticipate adopting the standard using the modified retrospective method.

We are in the process of documenting the impact of the guidance on our current accounting policies and practices to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our revenue recognition analyses and are currently evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. As these analyses are completed, the Company will be better able to quantify the anticipated impact, if any, to our consolidated financial statements.

2. Acquisitions and Dispositions

On December 7, 2016, Meredith acquired the assets of a digital lead-generation company in the home services market, which has been rebranded Meredith Performance Marketing by the Company. During the first quarter of fiscal 2018, the provisional amount of goodwill was increased by $0.1 million, with a corresponding decrease to intangible assets.

On April 21, 2017, Meredith acquired WPCH-TV, an independent television station in Atlanta, Georgia, which was operated by Meredith prior to its acquisition.

Effective July 1, 2017, Meredith's national media group sold a 70 percent interest in Charleston Tennis LLC, which operates the Family Circle Tennis Center, to an unrelated third party. In return, Meredith received $0.6 million in cash and a note receivable for $8.5 million. The note receivable is due in annual installments over a period of 8 years. At September 30, 2017, there was $3.8 million in unamortized discount and an allowance of $2.7 million recorded against the note. This transaction generated a gain of $3.3 million, which was recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings. Of this gain, $1.0 million related to the remeasurement of the retained investment. As Meredith retains a 30 percent interest, has a seat on the board, and has approval rights over certain limited matters, Meredith will now account for this investment under the equity method of accounting.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 61 percent are under the last-in first-out (LIFO) method at September 30, 2017, and 65 percent at June 30, 2017.

(In thousands)	September 30, 2017	June 30, 2017
Raw materials	$12,553	$13,404
Work in process	10,841	8,665
Finished goods	1,159	1,111
	24,553	23,180
Reserve for LIFO cost valuation	(1,290)	(1,290)
Inventories	$23,263	$21,890

4. Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2017			June 30, 2017
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$13,810	$(11,817)	$1,993	$18,610	$(15,514)	$3,096
Customer lists	4,200	(420)	3,780	7,280	(3,395)	3,885
Other	21,325	(9,662)	11,663	22,325	(9,850)	12,475
Local media
Network affiliation agreements	229,309	(143,823)	85,486	229,309	(142,216)	87,093
Retransmission agreements	27,923	(11,754)	16,169	27,923	(10,700)	17,223
Other	1,670	(553)	1,117	1,680	(472)	1,208
Total	$298,237	$(178,029)	120,208	$307,127	$(182,147)	124,980
Intangible assets not
subject to amortization
National media
Internet domain names			7,827			7,827
Trademarks			147,915			147,915
Local media
FCC licenses			675,161			675,161
Total			830,903			830,903
Intangible assets, net			$951,111			$955,883

Amortization expense was $4.7 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively. Annual amortization expense for intangible assets is expected to be as follows: $17.1 million in fiscal 2018, $14.6 million in fiscal 2019, $13.7 million in fiscal 2020, $9.7 million in fiscal 2021, and $7.3 million in fiscal 2022.

Changes in the carrying amount of goodwill were as follows:

Three months ended September 30,	2017			2016
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period
Goodwill	$943,803	$80,604	$1,024,407	$931,303	$68,775	$1,000,078
Accumulated impairment losses	(116,949)	—	(116,949)	(116,949)	—	(116,949)
Total goodwill	826,854	80,604	907,458	814,354	68,775	883,129
Activity during the period
Acquisition adjustments	100	—	100	—	—	—
Balance at end of period
Goodwill	943,903	80,604	1,024,507	931,303	68,775	1,000,078
Accumulated impairment losses	(116,949)	—	(116,949)	(116,949)	—	(116,949)
Total goodwill	$826,954	$80,604	$907,558	$814,354	$68,775	$883,129

5. Restructuring Accrual

Details of changes in the Company's restructuring accrual are as follows:

Three months ended September 30,	2017	2016
(In thousands)
Balance at beginning of period	$8,674	$7,388
Cash payments	(2,953)	(2,267)
Balance at end of period	$5,721	$5,121

6. Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2017	June 30, 2017
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/18/2019	$75,000	$75,000
Revolving credit facility of $200 million, due 11/30/2021	95,000	85,000
Term loan due 11/30/2021	237,500	240,625

Private placement notes
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	100,000
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	707,500	700,625
Unamortized debt issuance costs	(2,241)	(2,388)
Current portion of long-term debt	(62,500)	(62,500)
Long-term debt	$642,759	$635,737

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At September 30, 2017, $174.0 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate of 4.25 percent at September 30, 2017, from Meredith Funding Corporation. The agreement is structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

In October 2017, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility will expire in October 2019.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (1.24 percent on the swap maturing in August 2018, 1.33 percent on the swap maturing in March 2019, and 1.32 percent on the swaps maturing in August 2019 as of September 30, 2017) on the $300.0 million notional amount of indebtedness. The swaps are designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive income to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at either September 30, 2017 or 2016.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At September 30, 2017, the swaps were in a net liability position. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. The Company strives to manage this exposure through diversification and monitoring of the creditworthiness of the counterparties. There was $0.3 million of potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at September 30, 2017. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at September 30, 2017.

7. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

Three months ended September 30,	2017	2016
(In thousands)
Pension benefits
Service cost	$3,251	$3,137
Interest cost	1,470	1,225
Expected return on plan assets	(2,616)	(2,298)
Prior service cost amortization	72	48
Actuarial loss amortization	513	897
Net periodic benefit costs	$2,690	$3,009

Postretirement benefits
Service cost	$19	$23
Interest cost	82	80
Prior service credit amortization	(85)	(98)
Actuarial gain amortization	(81)	(78)
Net periodic benefit credit	$(65)	$(73)

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

8. Earnings per Share

The following table presents the calculations of earnings per share:

Three months ended September 30,	2017	2016
(In thousands except per share data)
Net earnings	$33,441	$33,973
Basic average shares outstanding	44,779	44,558
Dilutive effect of stock options and equivalents	841	926
Diluted average shares outstanding	45,620	45,484
Earnings per share
Basic earnings per share	$0.75	$0.76
Diluted earnings per share	0.73	0.75

For the three months ended September 30, 2017 and 2016, antidilutive options excluded from the above calculations totaled 0.5 million (with a weighted average exercise price of $56.14) and 0.5 million (with a weighted average exercise price of $54.11), respectively.

In the three months ended September 30, 2017 and 2016, options were exercised to purchase 0.3 million and 0.3 million common shares, respectively.

9. Fair Value Measurements

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	September 30, 2017		June 30, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$43,667	$42,013	$31,660	$30,544
Total long-term debt	707,500	707,570	700,625	700,714

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In thousands)	September 30, 2017	June 30, 2017
Property, plant, and equipment
Corporate airplanes, held for sale	$—	$1,927
Other assets
Interest rate swaps	293	158
Accrued expenses and other liabilities
Contingent consideration	25,906	4,000
Interest rate swaps	297	602
Other noncurrent liabilities
Contingent consideration	4,047	30,211

The fair value of interest rate swaps was determined using discounted cash flows derived from market observable inputs including swap curves that are included in Level 2. The fair values of contingent consideration are significant unobservable inputs and thus represent Level 3 measurements. The key inputs used to determine the fair value of contingent consideration included projected financial performance of acquisitions and a probability-weighted discounted cash flow model. Estimated financial performance is based upon internally developed estimates based on industry knowledge and historical performance. The corporate airplanes fair value was also based on significant inputs not observable in the market and thus represents a Level 3 measurement.

Details of changes in the fair value of Level 3 contingent consideration and corporate airplanes are as follows:

Three months ended September 30,	2017	2016
(in thousands)
Contingent consideration
Balance at beginning of period	$34,211	$56,631
Payments	(4,000)	(4,000)
Change in present value of contingent consideration (1)	(258)	708
Balance at end of period	$29,953	$53,339

Corporate airplanes, held for sale
Balance at beginning of period	$1,927	$2,800
Sale of corporate airplanes	(1,927)	—
Balance at end of period	$—	$2,800

(1)     Change in present value of contingent consideration is recorded in the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings and is comprised of changes in estimated earn out payments based on projections of performance and the accretion of the present value discount.

10. Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on the home and family marketplace. On the basis of products and services, the Company has established two reportable segments: national media and local media. There have been no changes in the basis of segmentation since June 30, 2017. There have been no material intersegment transactions.

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

The following table presents financial information by segment:

Three months ended September 30,	2017	2016
(In thousands)
Revenues
National media	$238,960	$247,293
Local media	153,811	152,586
Total revenues	$392,771	$399,879

Segment profit
National media	$28,256	$24,111
Local media	40,942	50,622
Unallocated corporate	(12,400)	(13,971)
Income from operations	56,798	60,762
Interest expense, net	(5,078)	(4,749)
Earnings before income taxes	$51,720	$56,013

Depreciation and amortization
National media	$3,987	$4,518
Local media	7,938	8,990
Unallocated corporate	625	388
Total depreciation and amortization	$12,550	$13,896

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments: local media and national media. The local media segment includes 17 television stations reaching 11 percent of United States (U.S.) households. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith’s stations produce nearly 700 hours of local news and entertainment content each week, and operate leading local digital destinations.

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

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 61 percent of the Company's $392.8 million in revenues in the first three months of fiscal 2018 while the local media segment contributed 39 percent.

LOCAL MEDIA

Local media derives the majority of its revenues—58 percent in the first three months of fiscal 2018—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

NATIONAL MEDIA

Advertising revenues represented 50 percent of national media's first three months' revenues. These revenues were generated from the sale of advertising space in our magazines, websites, and apps to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 29 percent of national media's first three months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. The remaining 21 percent of national media's revenues came from a variety of activities which included the sale of customer relationship marketing products and services as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

FIRST QUARTER FISCAL 2018 FINANCIAL OVERVIEW

•
Local media revenues increased 1 percent as compared to the prior-year period. Operating profit declined 19 percent. These changes are primarily due to declines in higher-margin political advertising revenues due to the cyclical nature of political advertising partially offset by increased retransmission revenues and related profit.

•
National media revenues declined 3 percent compared to the prior-year period as declines in the revenues of our magazine operations of $8.6 million more than offset increased revenues in our digital operations of $1.3 million. National media operating profit increased 17 percent primarily due to growth in the operating profit of our magazine operations of $4.2 million and a $3.3 million gain related to the sale of a majority stake in Charleston Tennis LLC (Charleston Tennis), which operates the Family Circle Tennis Center. These increases were partially offset by declines in the operating profit of our digital operations of $2.2 million.

•
Diluted earnings per share decreased 3 percent to $0.73 from $0.75 in the prior-year first three months primarily due to the decrease in political advertising partially offset by higher retransmission revenues, a gain related to the sale of a majority stake in Charleston Tennis, and a credit to income taxes for excess tax benefits on share-based compensation.

RESULTS OF OPERATIONS

Three months ended September 30,	2017	2016	Change
(In thousands except per share data)
Total revenues	$392,771	$399,879	(2)%
Operating expenses	(335,973)	(339,117)	(1)%
Income from operations	$56,798	$60,762	(7)%
Net earnings	$33,441	$33,973	(2)%
Diluted earnings per share	0.73	0.75	(3)%

The following sections provide an analysis of the results of operations for the local media and national media segments and an analysis of the consolidated results of operations for the three months ended September 30, 2017, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10-K (Form 10-K) for the year ended June 30, 2017.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended September 30,	2017	2016	Change
(In thousands)
Non-political advertising	$87,785	$84,184	4%
Political advertising	1,381	16,353	(92)%
Other	64,645	52,049	24%
Total revenues	153,811	152,586	1%
Operating expenses	(112,869)	(101,964)	11%
Operating profit	$40,942	$50,622	(19)%
Operating profit margin	26.6%	33.2%

Revenues
Local media revenues increased 1 percent in the first quarter. Political advertising revenues totaled $1.4 million in the first quarter compared with $16.4 million in the prior-year first quarter. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Non-political advertising revenues increased 4 percent in the first quarter. Local non-political advertising revenues increased 4 percent in the first quarter while national non-political advertising revenues increased 1 percent. Digital advertising, a component of non-political advertising revenues, grew 14 percent in the first quarter as the local media group recently relaunched all of the mobile news, weather, and traffic apps across its station group, yielding record app opens and unique page views.

Other revenues grew 24 percent in the first quarter of fiscal 2018 primarily due to increased retransmission consent fees from cable, satellite, and telecommunications operators.

Operating Expenses
Local media operating expenses increased 11 percent in the first quarter of fiscal 2018 primarily due to higher programming fees paid to affiliated networks.

Operating Profit
Local media operating profit decreased 19 percent in the first quarter of fiscal 2018 primarily due to lower political advertising revenues due to the cyclical nature of political advertising.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended September 30,	2017	2016	Change
(In thousands)
Advertising	$120,083	$125,352	(4)%
Circulation	68,927	68,668	0%
Other	49,950	53,273	(6)%
Total revenues	238,960	247,293	(3)%
Operating expenses	(210,704)	(223,182)	(6)%
Operating profit	$28,256	$24,111	17%
Operating profit margin	11.8%	9.7%

Revenues
National media advertising revenues decreased 4 percent in the first quarter. In the first quarter of fiscal 2018, magazine advertising revenues declined 5 percent and advertising pages decreased 8 percent. Gains in our women's service and shelter titles were more than offset by weakness in our parenting and lifestyle titles. Digital advertising revenues declined 1 percent. Among our core advertising categories, beauty, food, and travel categories showed strength while demand was weaker for the non-prescription drug, prescription drug, and retail categories.

Magazine circulation revenues were flat in the first quarter of fiscal 2018. Subscription revenues were up 3 percent as increased subscription revenues from The Magnolia Journal more than offset declines in subscription revenue for several titles caused by ongoing efforts to source a larger percentage of magazine subscribers from Meredith’s own database instead of external agent sources. Newsstand revenues declined in the low teens on a percentage basis in the first quarter primarily due to strategic decisions by the Company to significantly reduce the newsstand draw for certain titles. Over time, these subscription and newsstand strategies are expected to lower circulation revenues but increase circulation profits.

Other revenues decreased 6 percent in the first quarter primarily due to the sale of a majority stake in Charleston Tennis as of the beginning of the first quarter of fiscal 2018.

Operating Expenses
National media operating expenses decreased 6 percent in the first quarter of fiscal 2018 primarily due to a gain related to the sale of a majority stake in Charleston Tennis of $3.3 million, which was recorded as a reduction in operating expenses. In addition, decreases in employee compensation costs of $3.2 million, lower postage and other delivery costs of $2.2 million, declines in paper costs of $1.8 million, and decreases in processing costs of $1.4 million contributed to the decline.

Operating Profit
National media operating profit increased 17 percent in the first quarter of fiscal 2018 primarily due to growth in the operating profit of our magazine operations of $4.2 million and a gain related to the sale of a majority stake in Charleston Tennis of $3.3 million. These increases were partially offset by a decline in the operating profit of our digital operations of $2.2 million.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Three months ended September 30,	2017	2016	Change
(In thousands)
Unallocated corporate expenses	$12,400	$13,971	(11)%

Unallocated corporate expenses decreased 11 percent compared to the prior-year first quarter primarily due to a decline in medical benefit costs.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended September 30,	2017	2016	Change
(In thousands)
Production, distribution, and editorial	$155,802	$150,228	4%
Selling, general, and administrative	167,621	174,993	(4)%
Depreciation and amortization	12,550	13,896	(10)%
Operating expenses	$335,973	$339,117	(1)%

Fiscal 2018 production, distribution, and editorial costs increased 4 percent in the first quarter as increases in programming fees paid to affiliated networks of $9.8 million more than offset lower postage and other delivery costs of $2.2 million, declines in paper costs of $1.8 million, decreases in processing costs of $1.4 million, and lower employee compensation costs of $1.2 million.

Selling, general, and administrative expenses decreased 4 percent in the first quarter of fiscal 2018 primarily due to a gain related to the sale of a majority stake in Charleston Tennis of $3.3 million, which was recorded as a reduction in operating expenses. In addition, decreases in employee compensation costs of $1.5 million and lower benefit costs of $1.4 million contributed to the decline.

Depreciation and amortization expense declined 10 percent in the first quarter of fiscal 2018 primarily due to decreases in depreciation in our local media segment.

Income from Operations
Income from operations decreased 7 percent in the first quarter of fiscal 2018 primarily due to lower operating profit in our local media operations of $9.7 million partially offset by a gain related to the sale of a majority stake in Charleston Tennis of $3.3 million.

Net Interest Expense
Net interest expense increased to $5.1 million in the fiscal 2018 first quarter compared with $4.7 million in the prior-year first quarter. Average long-term debt outstanding was $702.3 million in the first quarter of fiscal 2018 compared with $693.4 million in the prior-year first quarter. The Company's approximate weighted average interest rate was 3.0 percent in the first three months of fiscal 2018 and 2.8 percent in the first three months of fiscal 2017. The weighted average interest rates include the effects of derivative financial instruments.

Income Taxes
Our effective tax rate was 35.3 percent in the first quarter of fiscal 2018 as compared to 39.3 percent in the prior-year first quarter. Effective July 1, 2017, the Company adopted new accounting guidance related to share-based compensation. Under this new guidance, excess tax benefits and deficiencies are to be recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. As such, $2.1 million in excess tax benefits were recorded against the income tax provision in the first quarter of fiscal 2018 as the majority of the Company's annual share-based grants vest in the first quarter of each fiscal year.

Net Earnings and Earnings per Share
Net earnings were $33.4 million ($0.73 per diluted share) in the quarter ended September 30, 2017, down 2 percent from $34.0 million ($0.75 per diluted share) in the prior-year first quarter. The decrease in net earnings was primarily due to lower income from operations partially offset by a lower effective tax rate as discussed above. Average basic and diluted shares outstanding increased in the period.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30,	2017	2016
(In thousands)
Net earnings	$33,441	$33,973
Cash flows provided by operating activities	$51,386	$35,360
Net cash used in investing activities	(19,420)	(2,232)
Net cash used in financing activities	(26,442)	(25,970)
Net increase in cash and cash equivalents	$5,524	$7,158

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2017, we had up to $105.0 million of additional available borrowings under our revolving credit facility and up to $25.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $5.5 million in the first three months of fiscal 2018 compared to an increase of $7.2 million in the first three months of fiscal 2017.

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

Cash provided by operating activities totaled $51.4 million in the first three months of fiscal 2018 compared with $35.4 million in the first three months of fiscal 2017. The increase in cash provided by operating activities was primarily due to a decrease in income tax payments.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities increased to $19.4 million in the first three months of fiscal 2018 from $2.2 million in the prior-year period primarily due to increased additions to property, plant, and equipment in the current period.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, payment of dividends, and repurchases of Company stock.

Net cash used by financing activities increased slightly to $26.4 million in the three months ended September 30, 2017, from $26.0 million in the prior-year period.

Long-term Debt
At September 30, 2017, long-term debt outstanding totaled $707.5 million. The balance consisted of $237.5 million under a term loan, $50.0 million in fixed rate unsecured senior notes, $250.0 million in floating rate unsecured senior notes, $75.0 million under an asset-backed bank facility, and $95.0 million under a revolving credit facility.

The Company holds interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating rate senior notes and on $50.0 million of the term loan. The expiration of the swaps is as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company will pay fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and receive variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (1.24 percent on the swap maturing in August 2018, 1.33 percent on the swap maturing in March 2019, and 1.32 percent on the swaps maturing in August 2019 as of September 30, 2017) on the $300.0 million notional amount of indebtedness.

The revolving credit facility has a capacity of up to $200.0 million. Both the revolving credit facility and the term loan have a five-year term which expires in November 2021. The interest rate under both the revolving credit facility and the term loan is variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. The term loan is payable in quarterly installments based on an amortization schedule set forth in the agreement. At September 30, 2017, $237.5 million was outstanding under the term loan and $95.0 million was outstanding under the revolver. Of the term loan, $12.5 million is due in the next 12 months. We expect to repay this with cash from operations and credit available under existing credit agreements.

The $50.0 million fixed rate unsecured senior note, which carries an interest rate of 3.04 percent, is due on March 1, 2018. We expect to repay this senior note with cash from operations and credit available under existing credit agreements.

The floating rate unsecured senior notes are due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating rate unsecured senior notes was 3.26 percent at September 30, 2017, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating rate unsecured senior notes was 3.03 percent at September 30, 2017, after taking into account the effect of outstanding interest rate swap agreements. None of the floating rate senior notes are due in the next 12 months. The interest rate on the asset-backed bank facility is variable based on LIBOR plus a fixed spread. As of September 30, 2017, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). In October 2017, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility will expire in October 2019.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at September 30, 2017.

Contractual Obligations
As of September 30, 2017, there had been no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended June 30, 2017.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $17.7 million in the first three months of fiscal 2018 to repurchase 299,000 shares of common stock at then-current market prices. We spent $18.4 million to repurchase 340,000 shares in the first three months of fiscal 2017. We expect to continue repurchasing shares from time to time subject to market conditions. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 299,000 shares of common stock purchased during the first three months of the current fiscal year, 201,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of September 30, 2017, $62.3 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2017.

Dividends
Dividends paid in the first three months of fiscal 2018 totaled $23.6 million, or $0.520 per share, compared with dividend payments of $22.4 million, or $0.495 per share, in the first three months of fiscal 2017.

Capital Expenditures
Investment in property, plant, and equipment totaled $20.6 million in the first three months of fiscal 2018 compared with prior-year first three months' investment of $2.2 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2017. As of September 30, 2017, the Company's critical accounting policies had not changed from June 30, 2017.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At September 30, 2017, goodwill and intangible assets totaled $1.9 billion with $1.0 billion in the national media group and $0.9 billion in the local media group. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 4 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2017, for additional information.

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements during fiscal 2018. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first three months of fiscal 2018 or will be effective in future periods.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; and the consequences of acquisitions and/or dispositions. Meredith's Form 10-K for the year ended June 30, 2017, includes a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Form 10-K for the year ended June 30, 2017, for a more complete discussion of these risks.

Interest Rates
We generally strive to manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At September 30, 2017, Meredith had $50.0 million outstanding in fixed rate long-term debt. In addition, Meredith has effectively converted the $250.0 million floating rate senior notes and $50.0 million of the term loan to fixed rate debt through the use of interest rate swaps. Since the interest rate swaps hedge the variability of interest payments on variable-rate debt with the same terms, they qualify for cash flow hedge accounting treatment. There are no earnings or liquidity risks associated with the Company's fixed rate debt. The fair value of the fixed rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have resulted in no change to the $50.1 million fair value of the fixed rate debt at September 30, 2017.

At September 30, 2017, $657.5 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company is subject to earnings and liquidity risks for changes in the interest rate on the portion of this debt that is not hedged by interest rate swaps. A 10 percent increase in interest rates would increase annual interest expense by $1.0 million.

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

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2017.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10-K for the year ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended September 30, 2017.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
July 1 to July 31, 2017	134,430	$61.98	36,331	$65,785
August 1 to August 31, 2017	161,813	56.99	60,783	62,325
September 1 to September 30, 2017	2,534	54.92	459	62,300
Total	298,777		97,573

1
The number of shares purchased includes 36,331 shares in July 2017, 60,783 shares in August 2017, and 459 shares in September 2017 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

2
The number of shares purchased includes 98,099 shares in July 2017, 101,030 in August 2017, and 2,075 shares in September 2017 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

10
Amendment No. 4 to First Amended and Restated Receivables Purchase Agreement dated as of October 12, 2017, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent.

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

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	October 26, 2017

INDEX TO ATTACHED EXHIBITS

Item

10
Amendment No. 4 to First Amended and Restated Receivables Purchase Agreement dated as of October 12, 2017, among Meredith Funding Corporation (a wholly-owned subsidiary of Meredith Corporation) as Seller, Meredith Corporation, as Servicer, The Financial Institutions from time to time party hereto and JPMorgan Chase Bank, N.A., as Agent.

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