Form 10-Q
period 2017-12-31
MEREDITH CORP
filed 2018-02-08
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at January 31, 2018
Common shares	39,626,226
Class B shares	5,108,980
Total common and Class B shares	44,735,206

TABLE OF CONTENTS

		Page
	Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017	1

	Condensed Consolidated Statements of Earnings for the Three and Six Months Ended December 31, 2017 and 2016	2

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended December 31, 2017 and 2016	3

	Condensed Consolidated Statement of Shareholders' Equity for the Six Months Ended December 31, 2017	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2017 and 2016	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

	Part II - Other Information

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

	Signature	42

	Index to Attached Exhibits	E-1

Meredith Corporation and its consolidated subsidiaries are referred to in this Quarterly Report on Form 10-Q
(Form 10-Q) as Meredith, the Company, we, our, and us. Except where context otherwise suggests, references to Meredith, the Company, we, our, or us do not include Time Inc. (Time) or its subsidiaries.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2017	June 30, 2017
(In thousands)
Current assets
Cash and cash equivalents	$34,976	$22,287
Accounts receivable, net	297,388	289,052
Inventories	21,410	21,890
Current portion of subscription acquisition costs	141,155	144,896
Current portion of broadcast rights	16,453	7,853
Other current assets	31,531	19,275
Total current assets	542,913	505,253
Property, plant, and equipment	555,265	549,536
Less accumulated depreciation	(354,395)	(359,670)
Net property, plant, and equipment	200,870	189,866
Subscription acquisition costs	77,384	79,740
Broadcast rights	23,397	21,807
Other assets	69,056	69,616
Intangible assets, net	926,809	955,883
Goodwill	907,558	907,458
Total assets	$2,747,987	$2,729,623

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$65,625	$62,500
Current portion of long-term broadcast rights payable	16,847	9,206
Accounts payable	83,919	66,598
Accrued expenses and other liabilities	105,087	116,907
Current portion of unearned subscription revenues	202,249	204,459
Total current liabilities	473,727	459,670
Long-term debt	631,552	635,737
Long-term broadcast rights payable	24,623	22,454
Unearned subscription revenues	107,901	106,506
Deferred income taxes	263,242	384,726
Other noncurrent liabilities	100,104	124,558
Total liabilities	1,601,149	1,733,651
Shareholders' equity
Series preferred stock	—	—
Common stock	39,625	39,433
Class B stock	5,109	5,119
Additional paid-in capital	58,926	54,726
Retained earnings	1,060,614	915,703
Accumulated other comprehensive loss	(17,436)	(19,009)
Total shareholders' equity	1,146,838	995,972
Total liabilities and shareholders' equity	$2,747,987	$2,729,623

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2017	2016	2017	2016
(In thousands except per share data)
Revenues
Advertising	$231,815	$267,129	$441,064	$493,018
Circulation	67,672	66,805	136,599	135,473
All other	118,211	108,708	232,806	214,030
Total revenues	417,698	442,642	810,469	842,521
Operating expenses
Production, distribution, and editorial	158,746	148,625	314,548	298,853
Selling, general, and administrative	189,384	170,643	357,005	345,636
Depreciation and amortization	12,458	13,549	25,008	27,445
Impairment of long-lived assets	19,765	—	19,765	—
Total operating expenses	380,353	332,817	716,326	671,934
Income from operations	37,345	109,825	94,143	170,587
Interest expense, net	(5,171)	(4,679)	(10,249)	(9,428)
Earnings before income taxes	32,174	105,146	83,894	161,159
Income tax benefit (expense)	127,134	(33,341)	108,855	(55,381)
Net earnings	$159,308	$71,805	$192,749	$105,778

Basic earnings per share	$3.55	$1.61	$4.30	$2.38
Basic average shares outstanding	44,857	44,511	44,818	44,535

Diluted earnings per share	$3.49	$1.58	$4.23	$2.33
Diluted average shares outstanding	45,601	45,378	45,603	45,385

Dividends paid per share	$0.520	$0.495	$1.040	$0.990

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2017	2016	2017	2016
(In thousands)
Net earnings	$159,308	$71,805	$192,749	$105,778
Other comprehensive income, net of income taxes
Pension and other postretirement benefit plans activity	326	537	653	1,075
Unrealized gains on interest rate swaps	664	2,354	920	3,822
Other comprehensive income, net of income taxes	990	2,891	1,573	4,897
Comprehensive income	$160,298	$74,696	$194,322	$110,675

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In thousands except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2017	$39,433	$5,119	$54,726	$915,703	$(19,009)	$995,972
Net earnings	—	—	—	192,749	—	192,749
Other comprehensive income, net of income taxes	—	—	—	—	1,573	1,573
Shares issued under incentive plans, net of forfeitures	584	—	17,228	—	—	17,812
Purchases of Company stock	(402)	—	(24,130)	—	—	(24,532)
Share-based compensation	—	—	10,060	—	—	10,060
Conversion of Class B to common stock	10	(10)	—	—	—	—
Dividends paid
Common stock	—	—	—	(41,877)	—	(41,877)
Class B stock	—	—	—	(5,319)	—	(5,319)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	1,042	(642)	—	400
Balance at December 31, 2017	$39,625	$5,109	$58,926	$1,060,614	$(17,436)	$1,146,838

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended December 31,	2017	2016
(In thousands)
Cash flows from operating activities
Net earnings	$192,749	$105,778
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	15,799	17,885
Amortization	9,209	9,560
Share-based compensation	10,060	9,408
Deferred income taxes	(122,065)	21,879
Amortization of broadcast rights	9,643	8,740
Payments for broadcast rights	(10,584)	(8,346)
Gain on disposition of assets	(3,282)	—
Provision for write-down of impaired assets	19,815	1,838
Fair value adjustments to contingent consideration	(1,316)	(17,961)
Excess tax benefits from share-based payments	—	(2,883)
Changes in assets and liabilities	(18,456)	(28,617)
Net cash provided by operating activities	101,572	117,281
Cash flows from investing activities
Acquisitions of and investments in businesses	(3,000)	(11,819)
Additions to property, plant, and equipment	(28,809)	(10,949)
Proceeds from disposition of assets, net of cash sold	2,193	—
Net cash used in investing activities	(29,616)	(22,768)
Cash flows from financing activities
Proceeds from issuance of long-term debt	60,000	270,000
Repayments of long-term debt	(61,250)	(288,125)
Dividends paid	(47,196)	(44,823)
Purchases of Company stock	(24,532)	(26,453)
Proceeds from common stock issued	17,812	16,988
Payment of acquisition-related contingent consideration	(4,000)	(4,000)
Excess tax benefits from share-based payments	—	2,883
Other	(101)	(1,465)
Net cash used in financing activities	(59,267)	(74,995)
Net increase in cash and cash equivalents	12,689	19,518
Cash and cash equivalents at beginning of period	22,287	24,970
Cash and cash equivalents at end of period	$34,976	$44,488

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC.

The condensed consolidated financial statements as of December 31, 2017, and for the three and six months ended December 31, 2017 and 2016, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet data as of June 30, 2017, were derived from audited financial statements, but do not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The adoption of this guidance resulted in the prospective recognition of realized excess tax benefits related to the exercise or vesting of share-based awards in our Condensed Consolidated Statements of Earnings instead of in additional paid-in capital within our Condensed Consolidated Balance Sheets. See Note 7 for discussion of the credits to income tax expense recorded in our Condensed Consolidated Statements of Earnings. Using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $1.0 million increase to additional paid-in capital, a $0.6 million reduction to retained earnings, and a $0.4 million reduction to deferred taxes to reflect the incremental share-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance. Presentation requirements for cash flows related to employee taxes paid using withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. We no longer classify excess tax benefits related to share-based awards as a financing cash inflow and an operating cash outflow. This classification requirement was adopted prospectively and, as such, our Condensed Consolidated Statement of Cash Flows has not been retrospectively adjusted.

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

We are in the process of assessing and documenting the impact of the guidance on our current accounting policies and practices to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our revenue recognition analyses and are currently evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. As these analyses are completed, the Company will be better able to quantify the anticipated impact, if any, to our consolidated financial statements.

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

Effective July 1, 2017, Meredith's national media group sold a 70 percent interest in Charleston Tennis LLC, which operates the Family Circle Tennis Center, to an unrelated third party. In return, Meredith received $0.6 million in cash and a note receivable for $8.5 million. The note receivable is due in annual installments over a period of 8 years. At December 31, 2017, there was $3.6 million in unamortized discount and an allowance of $2.8 million recorded against the note. This transaction generated a gain of $3.3 million, which was recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings. Of this gain, $1.0 million related to the remeasurement of the retained investment. As Meredith retains a 30 percent interest, has a seat on the board, and has approval rights over certain limited matters, Meredith now accounts for this investment under the equity method of accounting.

3. Inventories

Major components of inventories are summarized below. Of total net inventory values shown, 67 percent are under the last-in first-out (LIFO) method at December 31, 2017, and 65 percent at June 30, 2017.

(In thousands)	December 31, 2017	June 30, 2017
Raw materials	$10,161	$13,404
Work in process	11,351	8,665
Finished goods	1,188	1,111
	22,700	23,180
Reserve for LIFO cost valuation	(1,290)	(1,290)
Inventories	$21,410	$21,890

4. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	December 31, 2017			June 30, 2017
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$13,810	$(12,772)	$1,038	$18,610	$(15,514)	$3,096
Customer lists	4,200	(525)	3,675	7,280	(3,395)	3,885
Other	21,325	(10,387)	10,938	22,325	(9,850)	12,475
Local media
Network affiliation agreements	229,309	(145,431)	83,878	229,309	(142,216)	87,093
Retransmission agreements	27,923	(12,808)	15,115	27,923	(10,700)	17,223
Other	1,670	(643)	1,027	1,680	(472)	1,208
Total	$298,237	$(182,566)	115,671	$307,127	$(182,147)	124,980
Intangible assets not
subject to amortization
National media
Internet domain names			7,827			7,827
Trademarks			128,150			147,915
Local media
FCC licenses			675,161			675,161
Total			811,138			830,903
Intangible assets, net			$926,809			$955,883

Amortization expense was $9.2 million and $9.6 million for the six months ended December 31, 2017 and 2016, respectively. Annual amortization expense for intangible assets is expected to be as follows: $17.1 million in fiscal 2018, $14.6 million in fiscal 2019, $13.7 million in fiscal 2020, $9.7 million in fiscal 2021, and $7.3 million in fiscal 2022.

During the second quarter of fiscal 2018, Meredith made the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather including it as a feature within Parents magazine. This decision was determined to be a triggering event requiring Meredith to evaluate the trademarks within our Parents Network for impairment. The fair value of the trademarks are determined based on significant inputs not observable in the market. The reduction in advertising revenue caused by the change to Fit Pregnancy and Baby magazine, as well as updated revenue projections for the Parents Network resulted in an impairment to the trademarks. As such, during the quarter, the national media segment recorded a non-cash impairment charge of $19.8 million to partially impair the trademarks within our Parents Network. This impairment charge is recorded in the impairment of long-lived assets line in the Condensed Consolidated Statements of Earnings.

Changes in the carrying amount of goodwill were as follows:

Six months ended December 31,	2017			2016
(In thousands)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period
Goodwill	$943,803	$80,604	$1,024,407	$931,303	$68,775	$1,000,078
Accumulated impairment losses	(116,949)	—	(116,949)	(116,949)	—	(116,949)
Total goodwill	826,854	80,604	907,458	814,354	68,775	883,129
Activity during the period
Acquisition adjustments	100	—	100	12,260	—	12,260
Balance at end of period
Goodwill	943,903	80,604	1,024,507	943,563	68,775	1,012,338
Accumulated impairment losses	(116,949)	—	(116,949)	(116,949)	—	(116,949)
Total goodwill	$826,954	$80,604	$907,558	$826,614	$68,775	$895,389

5. Restructuring Accrual

During the second quarter of fiscal 2018, management committed to a performance improvement plan including the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather including it as a feature within Parents magazine and other restructurings. These actions resulted in selected workforce reductions primarily in our national media group. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $3.1 million including $3.0 million for severance and related benefit costs related to the involuntary termination of employees and other write-downs of $0.1 million. The majority of severance costs are being paid out over a 12-month period. The plan affects approximately 90 employees. The severance and related benefit costs are recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings. The other write-downs are recorded in the production, distribution, and editorial line of the Condensed Consolidated Statements of Earnings.

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

Details of changes in the Company's restructuring accrual are as follows:

Six months ended December 31,	2017	2016
(In thousands)
Balance at beginning of period	$8,674	$7,388
Severance accruals	2,956	7,578
Cash payments	(4,946)	(3,484)
Reversal of excess accrual	(242)	(13)
Balance at end of period	$6,442	$11,469

6. Long-term Debt

Long-term debt consisted of the following:

(In thousands)	December 31, 2017	June 30, 2017
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/18/2019	$75,000	$75,000
Revolving credit facility of $200 million, due 11/30/2021	90,000	85,000
Term loan due 11/30/2021	234,375	240,625

Private placement notes
3.04% senior notes, due 3/1/2018	50,000	50,000
Floating rate senior notes, due 12/19/2022	100,000	100,000
Floating rate senior notes, due 2/28/2024	150,000	150,000
Total long-term debt	699,375	700,625
Unamortized debt issuance costs	(2,198)	(2,388)
Current portion of long-term debt	(65,625)	(62,500)
Long-term debt	$631,552	$635,737

In connection with the asset-backed bank facility, Meredith entered into a revolving agreement to sell all of its rights, title, and interest in the majority of its accounts receivable related to advertising and miscellaneous revenues to Meredith Funding Corporation, a special-purpose entity established to purchase accounts receivable from Meredith. At December 31, 2017, $174.9 million of accounts receivable net of reserves was outstanding under the agreement. Meredith Funding Corporation in turn may sell receivable interests to a major national bank. In consideration of the sale, Meredith receives cash and a subordinated note, bearing interest at the prime rate of 4.50 percent at December 31, 2017, from Meredith Funding Corporation. The agreement was structured as a true sale under which the creditors of Meredith Funding Corporation will be entitled to be satisfied out of the assets of Meredith Funding Corporation prior to any value being returned to Meredith or its creditors. The accounts of Meredith Funding Corporation are fully consolidated in Meredith's condensed consolidated financial statements.

In October 2017, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility was scheduled to expire in October 2019.

The Company held interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating rate senior notes and on $50.0 million of the term loan. The expiration of the swaps was as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company paid fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and received variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (1.51 percent on the swap maturing in August 2018, 1.64 percent on the swap maturing in March 2019, and 1.48 percent on the swaps maturing in August 2019 as of December 31, 2017) on the $300.0 million notional amount of indebtedness. The swaps were designated as cash flow hedges. The Company evaluates the effectiveness of the hedging relationships on an ongoing basis by recalculating changes in fair value of the derivatives and related hedged items independently.

Unrealized gains or losses on cash flow hedges are recorded in other comprehensive income to the extent the cash flow hedges are effective. The amount of the swap that offsets the effects of interest rate changes on the related debt is subsequently reclassified into interest expense. Any ineffective portions on cash flow hedges are recorded in interest expense. No material ineffectiveness existed at either December 31, 2017 or 2016.

The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At December 31, 2017, the swaps were in a $1.1 million asset position. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the swap agreements. The Company strives to manage this exposure through diversification and monitoring of the creditworthiness of the counterparties. There was $1.1 million potential loss that the Company would incur on the interest rate swaps if the counterparties were to fail to meet their obligations under the agreements at December 31, 2017. Given the strong creditworthiness of the counterparties, management does not expect any of them to fail to meet their obligations. Additionally, the concentration of risk with any individual counterparty is not considered significant at December 31, 2017.

On January 31, 2018, in connection with the Company's acquisition of Time Inc. (Time), the Company repaid and terminated our existing indebtedness detailed above. Also on January 31, 2018, in connection with the Company's acquisition of Time, the Company entered into new debt facilities as described in Note 12, Subsequent Events.

7. Income Taxes

For the second quarter and first six months of fiscal 2018, Meredith recorded a tax benefit of $127.1 million and $108.9 million, respectively. This compares to tax expense recorded by the Company of $33.3 million and $55.4 million for the second quarter and first six months of fiscal 2017, respectively.

The "Tax Cuts and Jobs Act of 2017" (the Tax Reform Act) was signed into law on December 22, 2017. The Tax Reform Act significantly changed the United States (U.S.) corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35 percent to 21 percent effective for taxable years beginning on or after January 1, 2018, while also repealing the deduction for domestic production activities. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

Under the Tax Reform Act, a blended federal rate of 28 percent applies retroactive to the beginning of Meredith's fiscal 2018. This reduced rate had the effect of lowering fiscal 2018 tax expense by $4.4 million for amounts previously recognized in our first fiscal quarter. Meredith recorded this adjustment in its fiscal 2018 second quarter. In addition, absent the Tax Reform Act, Meredith estimates that second quarter tax expense on second quarter earnings would have been $3.7 million higher. Also as a result of the Tax Reform Act, Meredith remeasured its deferred tax assets, deferred tax liabilities, and tax reserves during its second fiscal quarter, resulting in a net tax benefit of $133.0 million. Deferred tax assets and liabilities expected to be recognized after June 30, 2018, were remeasured using the 21 percent U.S. corporate tax rate.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which provides guidance regarding how a company is to reflect provision amounts when necessary information is not yet available, prepared, or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Reform Act. The tax benefits described above, which represent all known and estimable impacts of the Tax Reform Act, reflect provisional amounts based on the Company’s current best estimates. These provisional amounts incorporate assumptions made based upon the Company’s current interpretations of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance, and as data becomes available allowing a more precise scheduling of the deferred tax assets and liabilities including those related to intangible assets, fixed assets, and employee compensation. Adjustments to these provisional amounts through December 22, 2018, will be included in income from operations as an adjustment to tax expense in future periods.

Effective July 1, 2017, the Company adopted new accounting guidance related to share-based compensation. Under this new guidance, excess tax benefits and deficiencies are to be recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. As such, we recognized an excess tax benefit of $2.1 million as a credit to income tax expense in our Condensed Consolidated Statements of Earnings in the first quarter of fiscal 2018 as the majority of the Company's annual share-based grants vest in the first quarter of each fiscal year. In the second quarter of fiscal 2018, an additional $1.0 million was recorded as a credit to income tax expense primarily for options exercised during the quarter. However, as a result of the change in the federal corporate tax rate due to the Tax Reform Act, these amounts were reduced in the aggregate by $0.6 million in the second quarter of fiscal 2018.

Additionally during the second quarter of fiscal 2018, the Company incurred $12.1 million of investment banking, legal, accounting, and other professional fees and expenses related to the acquisition of Time Inc. Approximately 40 percent of these acquisition-related expenses have been determined to be currently tax deductible. For further discussion of the acquisition, refer to Note 12. These costs are included in the selling, general, and administrative line in the Condensed Consolidated Statements of Earnings.

8. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months		Six Months
Periods ended December 31,	2017	2016	2017	2016
(In thousands)
Pension benefits
Service cost	$3,251	$3,136	$6,502	$6,273
Interest cost	1,470	1,225	2,940	2,450
Expected return on plan assets	(2,616)	(2,298)	(5,232)	(4,596)
Prior service cost amortization	72	49	144	97
Actuarial loss amortization	513	897	1,026	1,794
Net periodic benefit costs	$2,690	$3,009	$5,380	$6,018

Postretirement benefits
Service cost	$19	$23	$38	$46
Interest cost	82	80	164	160
Prior service credit amortization	(85)	(98)	(170)	(196)
Actuarial gain amortization	(81)	(77)	(162)	(155)
Net periodic benefit credit	$(65)	$(72)	$(130)	$(145)

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

9. Earnings per Share

The following table presents the calculations of earnings per share:

	Three Months		Six Months
Periods ended December 31,	2017	2016	2017	2016
(In thousands except per share data)
Net earnings	$159,308	$71,805	$192,749	$105,778
Basic average shares outstanding	44,857	44,511	44,818	44,535
Dilutive effect of stock options and equivalents	744	867	785	850
Diluted average shares outstanding	45,601	45,378	45,603	45,385
Earnings per share
Basic earnings per share	$3.55	$1.61	$4.30	$2.38
Diluted earnings per share	3.49	1.58	4.23	2.33

For the three months ended December 31, 2017 and 2016, antidilutive options excluded from the above calculations totaled 0.2 million (with a weighted average exercise price of $66.44) and 0.8 million (with a weighted average exercise price of $53.64), respectively.

For the six months ended December 31, 2017 and 2016, antidilutive options excluded from the above calculations totaled 0.4 million (with a weighted average exercise price of $63.18) and 0.5 million (with a weighted average exercise price of $53.98), respectively.

In the six months ended December 31, 2017 and 2016, options were exercised to purchase 0.5 million and 0.4 million common shares, respectively.

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	December 31, 2017		June 30, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$41,470	$39,609	$31,660	$30,544
Total long-term debt	699,375	699,391	700,625	700,714

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In thousands)	December 31, 2017	June 30, 2017
Other current assets
Interest rate swaps	$480	$—
Property, plant, and equipment
Corporate airplanes, held for sale	—	1,927
Other assets
Interest rate swaps	621	158
Accrued expenses and other liabilities
Contingent consideration	24,815	4,000
Interest rate swaps	—	602
Other noncurrent liabilities
Contingent consideration	4,080	30,211

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

The following table sets forth the assets measured at fair value on a non-recurring basis:

(In thousands)	December 31, 2017	June 30, 2017
Trademarks [1]	$35,900	$—

[1]   Represents the fair value of trademarks that were partially impaired during fiscal 2018. Not considered to be measured at fair market value as of June 30, 2017. For further discussion, refer to Note 4.

The fair value of the trademarks are determined based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions used to determine the fair value includes discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used is based on several factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure, and includes adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates and the revenue growth rates are based on industry knowledge and historical performance.

Details of changes in the fair value of Level 3 contingent consideration, corporate airplanes, and trademarks are as follows:

Six months ended December 31,	2017	2016
(in thousands)
Contingent consideration
Balance at beginning of period	$34,211	$56,631
Additions due to acquisitions	—	7,681
Payments	(4,000)	(4,000)
Change in present value of contingent consideration [1]	(1,316)	(17,961)
Balance at end of period	$28,895	$42,351

Corporate airplanes, held for sale
Balance at beginning of period	$1,927	$2,800
Sale of corporate airplanes	(1,927)	—
Balance at end of period	$—	$2,800

Trademarks [2]
Balance at beginning of year	$55,665	$—
Impairment	(19,765)	—
Balance at end of period	$35,900	$—

[1]       Change in present value of contingent consideration is recorded in the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings and is comprised of changes in estimated earn out payments based on projections of performance and the accretion of the present value discount.

[2]       Represents the fair value of trademarks, which were partially impaired during fiscal 2018. Not considered to be measured at fair market value as of June 30, 2017. For further discussion, refer to Note 4.

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods ended December 31,	2017	2016	2017	2016
(In thousands)
Revenues
National media	$247,441	$259,345	$486,401	$506,638
Local media	170,257	183,297	324,068	335,883
Total revenues	$417,698	$442,642	$810,469	$842,521

Segment profit
National media	$12,247	$46,757	$40,503	$70,868
Local media	50,515	76,815	91,457	127,437
Unallocated corporate	(25,417)	(13,747)	(37,817)	(27,718)
Income from operations	37,345	109,825	94,143	170,587
Interest expense, net	(5,171)	(4,679)	(10,249)	(9,428)
Earnings before income taxes	$32,174	$105,146	$83,894	$161,159

Depreciation and amortization
National media	$3,789	$4,330	$7,776	$8,848
Local media	7,886	8,865	15,824	17,855
Unallocated corporate	783	354	1,408	742
Total depreciation and amortization	$12,458	$13,549	$25,008	$27,445

12. Subsequent Events

On January 31, 2018, Meredith completed its acquisition of all outstanding shares of Time Inc. (Time) for $18.50 per share, for a total purchase price of approximately $2.8 billion, including the repayment of Time's outstanding debt. This transaction creates a premier media and marketing company serving 200 million American consumers. Meredith's brands will now have a readership of more than 135 million and paid circulation of nearly 60 million. The acquisition also increased Meredith's digital position with approximately 170 million monthly unique visitors in the United States.

Meredith's results of operations will include Time beginning on February 1, 2018. The acquired business will be reported primarily within the national media segment. Currently, Time continues its efforts to finalize its consolidated financial statements for its year ended December 31, 2017, and such amounts are not yet available. As a result, we are unable to make disclosures required for business combinations related to pro forma revenue and earnings for the periods presented herein. In addition, due to the limited time since the date of the acquisition, the Company’s initial accounting for the business combination is incomplete as information regarding the assets and liabilities acquired as of January 31, 2018, is similarly not yet available. As a result, we are unable to make disclosures for such assets and liabilities, and contingencies acquired or other acquisition date fair value disclosures. The Company plans to provide this information in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2018.

The purchase price was financed through a combination of debt, preferred equity and cash on hand. The debt financing consists of $1.8 billion of senior secured term loans (Term Loan B) maturing in 2025 and priced at

LIBOR plus 3.00 percent; $1.4 billion of senior unsecured notes maturing in 2026 and priced at 6.875 percent; and a five-year senior secured revolving credit facility for $350.0 million that is currently undrawn. The preferred equity represents a $650.0 million investment from a private equity firm. In exchange for the preferred equity investment, Meredith issued 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock (Series A preferred stock) as well as detachable warrants to purchase up to 1,625,000 shares of Meredith's common stock with an exercise price of $1.00 per share and options to purchase up to 875,000 shares of Meredith's common stock with an exercise price of $70.50 per share. From and after the seventh anniversary of the issuance date, the holders of the Series A preferred stock may elect to convert some or all of the Series A preferred stock into Meredith common stock at a ratio based on its Accrued Stated Value (as defined below) divided by the volume weighted average price of Meredith common stock for the 30 trading days immediately preceding the written notice of conversion. The Accrued Stated Value is an amount equal to: (i) the Stated Value ($1,000 multiplied by the number of shares of Series A preferred stock outstanding); plus (ii) any accrued and unpaid dividends thereof (including any accumulated dividends). The Series A preferred stock ranks senior to any other class or series of equity.

These proceeds were used to finance the acquisition, refinance certain existing debt of Time, refinance certain existing debt of Meredith, and pay transaction-related costs including $12.1 million which were incurred in the second quarter of fiscal 2018. These costs are included in the selling, general, and administrative line in the Condensed Consolidated Statements of Earnings.

The Meredith debt refinanced with the proceeds included $75.0 million outstanding under the asset-backed bank facility, $90.0 million outstanding under the revolving credit facility, $234.4 million under the term loan, $50.0 million under the 3.04 percent fixed rate unsecured senior notes, and $250.0 million under floating rate unsecured senior notes. These amounts are based on our debt balances as of December 31, 2017.

In conjunction with these prepayments of debt, the Company also settled the associated interest rate swaps with a notional amount of $300.0 million, and discontinued cash flow hedge accounting treatment for such swaps. The related unrealized gain on the swaps of $1.1 million will be recorded in income in the third quarter of fiscal 2018. In addition, $2.2 million of unamortized debt issuance costs will be expensed in the third quarter of fiscal 2018. These amounts are based on our debt balances as of December 31, 2017. Refer to Note 6 for further discussion on these balances.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Meredith's financial condition and results of operations should be read together with Meredith's condensed consolidated financial statements and notes thereto, included elsewhere in this report. When used herein, the terms Meredith, the Company, we, us, and our refer to Meredith Corporation, including consolidated subsidiaries. Except where context otherwise suggests, references to Meredith, the Company, we, us, and our do not include Time Inc. (Time) or its subsidiaries.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the heading "Forward Looking Statements."

EXECUTIVE OVERVIEW

Meredith Corporation has been committed to service journalism for more than 115 years. Today, Meredith uses multiple distribution platforms—including broadcast television, print, digital, mobile, tablets, and video—to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

Meredith operates two business segments: local media and national media. The local media segment includes 17 television stations reaching 11 percent of United States (U.S.) households. Meredith's portfolio is concentrated in large, fast-growing markets, with seven stations in the nation's Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith's stations produce more than 700 hours of local news and entertainment content each week, and operate leading local digital destinations.

Our national media segment reaches 110 million unduplicated women and more than 70 percent of American millennial women. Meredith is the leader at creating content across media platforms in key consumer interest areas such as food, home, parenting, and lifestyle through well-known brands such as Better Homes & Gardens, Allrecipes, Parents, and Shape. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 5,000 Walmart stores across the U.S. and at walmart.com. Meredith Xcelerated Marketing (MXM), a strategic and creative agency with digital expertise across multiple channels, is a leader at developing and delivering custom content and customer relationship marketing programs for many of the world's top brands.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 60 percent of the Company's $810.5 million in revenues in the first six months of fiscal 2018 while the local media segment contributed 40 percent.

On January 31, 2018, the Company completed its acquisition of Time for $18.50 per share in cash for a total of $2.8 billion. As a result, Time has become a wholly owned subsidiary of Meredith. The combination of Meredith and Time creates a premier media and marketing company serving 200 million American consumers that's positioned for growth across industry-leading digital, television, print, video, mobile, and social platforms. Combined, Meredith's brands now have a readership of more than 135 million and paid circulation of nearly 60 million, with leading positions in celebrity, food, lifestyle, news and sports, parenting, and home content creation, as well as enhanced positions in the beauty, fashion, and luxury advertising categories. We expect going forward that the majority of Time's operations will be reported in Meredith's national media segment. February 1, 2018, was the first day of operations for the combined company.

Meredith anticipates generating annual cost synergies of $400 million to $500 million within the first two full years of combined operations. The Company currently estimates that it will incur costs of approximately $300 million related to integration, which include severance and portfolio alignments, to achieve these synergies. These costs are expected to be spread evenly between the first two years of operations. The Company continues to fully develop its integration plan. The Company expects to incur approximately $56.5 million of severance and other costs related to agreements with certain Time executives and to settle vested outstanding share-based equity awards. In addition to costs incurred related to integration, the Company also expects to incur costs of approximately $23.1 million of additional acquisition-related expenses, of which $5.3 million had been accrued as of December 31, 2017; approximately $73.2 million in prepayment penalties associated with the payoff of Time's outstanding debt, which will be expensed in the third quarter of fiscal 2018; and approximately $82.3 million in fees and expenses associated with the new indebtedness incurred in connection with the transaction, which will be recorded as debt discount and amortized over the terms of the new debt facilities.

LOCAL MEDIA

Local media derives the majority of its revenues—60 percent in the first six months of fiscal 2018—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

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

FIRST SIX MONTHS FISCAL 2018 FINANCIAL OVERVIEW

•
Local media revenues decreased 4 percent as compared to the prior-year period. Operating profit declined 28 percent. These changes are primarily due to declines in higher-margin political advertising revenues due to the cyclical nature of political advertising partially offset by increased retransmission revenues and related profit.

•
National media revenues declined 4 percent compared to the prior-year period as declines in the revenues of our magazine operations of $23.4 million more than offset increased revenues in our digital operations of $6.4 million. National media operating profit decreased 43 percent primarily due to a $19.8 million impairment of trademarks and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $18.9 million. These decreases were partially offset by an increase in the operating profit of our magazine operations of $5.8 million and a gain related to the sale of a majority stake in Charleston Tennis of $3.3 million.

•
Diluted earnings per share increased 82 percent to $4.23 from $2.33 in the prior-year first six months primarily due to the Company's deferred tax assets, deferred tax liabilities, and tax reserves being remeasured during its second fiscal quarter as a result of the The "Tax Cuts and Jobs Act of 2017" (the Tax Reform Act) partially offset by lower income from operations as discussed above.

RESULTS OF OPERATIONS

Three months ended December 31,	2017	2016	Change
(In thousands except per share data)
Total revenues	$417,698	$442,642	(6)%
Operating expenses	(380,353)	(332,817)	14%
Income from operations	$37,345	$109,825	(66)%
Net earnings	$159,308	$71,805	122%
Diluted earnings per share	3.49	1.58	121%

Six months ended December 31,	2017	2016	Change
(In thousands except per share data)
Total revenues	$810,469	$842,521	(4)%
Operating expenses	(716,326)	(671,934)	7%
Income from operations	$94,143	$170,587	(45)%
Net earnings	$192,749	$105,778	82%
Diluted earnings per share	4.23	2.33	82%

The following sections provide an analysis of the results of operations for the local media and national media segments and an analysis of the consolidated results of operations for the three and six months ended December 31, 2017, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10-K (Form 10-K) for the year ended June 30, 2017.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended December 31,	2017	2016	Change
(In thousands)
Non-political advertising	$103,951	$91,958	13%
Political advertising	2,094	40,068	(95)%
Other	64,212	51,271	25%
Total revenues	170,257	183,297	(7)%
Operating expenses	(119,742)	(106,482)	12%
Operating profit	$50,515	$76,815	(34)%
Operating profit margin	29.7%	41.9%

Six months ended December 31,	2017	2016	Change
(In thousands)
Non-political advertising	$191,736	$176,142	9%
Political advertising	3,475	56,421	(94)%
Other	128,857	103,320	25%
Total revenues	324,068	335,883	(4)%
Operating expenses	(232,611)	(208,446)	12%
Operating profit	$91,457	$127,437	(28)%
Operating profit margin	28.2%	37.9%

Revenues
Local media revenues decreased 7 percent in the second quarter and 4 percent in the first six months of fiscal 2018. Political advertising revenues totaled $2.1 million in the second quarter and $3.5 million in the first six months of the current fiscal year compared with $40.1 million in the prior-year second quarter and $56.4 million in the prior-year six-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Non-political advertising revenues increased 13 percent in the second quarter and 9 percent in the first six months of fiscal 2018. Local non-political advertising revenues increased 11 percent in the second quarter and 8 percent and in the first six months of fiscal 2018 while national non-political advertising revenues increased 14 percent in the second quarter and 8 percent in the first six months of fiscal 2018. Digital advertising revenues, a component of non-political advertising revenues, were down 4 percent in the second quarter. They increased 4 percent in the first six months of fiscal 2018.

Other revenues grew 25 percent in the second quarter and first six months of fiscal 2018 primarily due to increased retransmission consent fees from cable, satellite, and telecommunications operators.

Operating Expenses
Local media operating expenses increased 12 percent in the second quarter and first six months of fiscal 2018 primarily due to higher programming fees paid to affiliated networks.

Operating Profit
Local media operating profit decreased 34 percent in the second quarter and 28 percent in the first six months of fiscal 2018 primarily due to lower political advertising revenues due to the cyclical nature of political advertising partially offset by increased retransmission-related profit.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended December 31,	2017	2016	Change
(In thousands)
Advertising	$125,770	$135,103	(7)%
Circulation	67,672	66,805	1%
Other	53,999	57,437	(6)%
Total revenues	247,441	259,345	(5)%
Operating expenses	(235,194)	(212,588)	11%
Operating profit	$12,247	$46,757	(74)%
Operating profit margin	4.9%	18.0%

Six months ended December 31,	2017	2016	Change
(In thousands)
Advertising	$245,853	$260,455	(6)%
Circulation	136,599	135,473	1%
Other	103,949	110,710	(6)%
Total revenues	486,401	506,638	(4)%
Operating expenses	(445,898)	(435,770)	2%
Operating profit	$40,503	$70,868	(43)%
Operating profit margin	8.3%	14.0%

Revenues
National media advertising revenues decreased 7 percent in the second quarter and 6 percent in the first six months of fiscal 2018. Digital advertising revenues grew 7 percent in the second quarter and 4 percent in the six-month period. In the second quarter of fiscal 2018, magazine advertising revenues and advertising pages declined 16 percent. For the first six months of fiscal 2018, magazine advertising revenues and ad pages decreased 10 percent and 12 percent, respectively. Among our core advertising categories, beauty, media and entertainment, and automotive categories showed strength while demand was weaker for the retail, prescription drug, and non-prescription drug categories.

Magazine circulation revenues increased 1 percent in the second quarter and first six months of fiscal 2018. Subscription revenues were up 3 percent in the second quarter and first six months as increased subscription revenues from The Magnolia Journal more than offset declines in subscription revenue for several titles caused by ongoing efforts to source a larger percentage of magazine subscribers from Meredith's own database instead of external agent sources. Newsstand revenues declined in the high-single digits on a percentage basis in the second quarter and in the low teens in the first six months of fiscal 2018 primarily due to strategic decisions by the Company to significantly reduce the newsstand draw for certain titles. Over time, these subscription and newsstand strategies are expected to lower circulation revenues but increase circulation profits.

Other revenues decreased 6 percent in the second quarter primarily due to declines in our magazine operations of $2.4 million. Other revenues declined 6 percent in the six months of fiscal 2018 primarily due to declines of $3.6 million in our magazine operations, $2.8 million in decreased revenues due to the sale of a majority stake in Charleston Tennis as of the beginning fiscal 2018, and a decrease in MXM revenues of $2.1 million. These declines in the first six months of fiscal 2018 were partially offset by increased other revenues of $2.9 million in our digital operations.

Operating Expenses
National media operating expenses increased 11 percent in the second quarter primarily due to a $19.8 million impairment of trademarks and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $18.2 million. These fluctuations were partially offset by decreases in severance and benefit accruals of $3.7 million, declines in paper costs of $3.7 million, decreases in employee compensation costs of $3.2 million, lower postage and other delivery costs of $2.7 million, and decreases in processing costs of $2.6 million.

National media operating expenses increased 2 percent in the first six months of fiscal 2018 primarily due to a $19.8 million impairment of trademarks and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $18.9 million. These fluctuations were partially offset by decreases in employee compensation costs of $6.4 million, declines in paper costs of $5.5 million, lower postage and other delivery costs of $5.0 million, decreases in severance and benefit accruals of $3.7 million, and a gain related to the sale of a majority stake in Charleston Tennis of $3.3 million, which was recorded as a reduction in operating expenses.

Operating Profit
National media operating profit decreased 74 percent in the second quarter and 43 percent in the first six months of fiscal 2018. For the second quarter, the decline was primarily due to a $19.8 million impairment of trademarks and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $18.2 million. For the six-month period, the decline was primarily due to a $19.8 million impairment of trademarks and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $18.9 million partially offset by an increase in the operating profit of our magazine operations of $5.8 million and a gain related to the sale of a majority stake in Charleston Tennis of $3.3 million.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2017	2016	Change
(In thousands)
Three months ended December 31,	$25,417	$13,747	85%
Six months ended December 31,	$37,817	$27,718	36%

Unallocated corporate expenses increased 85 percent in second quarter and 36 percent in the first six months of fiscal 2018 primarily due to the Company incurring $12.1 million of investment banking, legal, accounting, and other professional fees and expenses in the second quarter of fiscal 2018 related to the acquisition of Time.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended December 31,	2017	2016	Change
(In thousands)
Production, distribution, and editorial	$158,746	$148,625	7%
Selling, general, and administrative	189,384	170,643	11%
Depreciation and amortization	12,458	13,549	(8)%
Impairment of long-lived assets	19,765	—	—
Operating expenses	$380,353	$332,817	14%

Six months ended December 31,	2017	2016	Change
(In thousands)
Production, distribution, and editorial	$314,548	$298,853	5%
Selling, general, and administrative	357,005	345,636	3%
Depreciation and amortization	25,008	27,445	(9)%
Impairment of long-lived assets	19,765	—	—
Operating expenses	$716,326	$671,934	7%

Fiscal 2018 production, distribution, and editorial costs increased 7 percent in the second quarter and 5 percent in the first six months as compared to the prior-year periods. For the second quarter, increases in programming fees paid to affiliated networks of $14.5 million more than offset declines in paper costs of $3.7 million and lower postage and other delivery costs of $2.7 million. For the first six months of fiscal 2018, increases in programming fees paid to affiliated networks of $24.3 million and higher MXM production costs of $4.2 million more than offset declines in paper costs of $5.5 million, lower postage and other delivery costs of $5.0 million, and lower employee compensation costs of $2.0 million.

Selling, general, and administrative expenses increased 11 percent in the second quarter and 3 percent in the first six months of fiscal 2018. For the second quarter, the increase was primarily due to a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $18.2 million and $12.1 million of Time acquisition-related expenses being incurred. These fluctuations were partially offset by a decrease in severance and benefit accruals of $4.6 million. For the first six months of fiscal 2018, the increase was primarily due to a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $18.9 million and $12.1 million of Time acquisition-related expenses being incurred. These fluctuations were partially offset by a decrease in severance and benefit accruals of $4.6 million, a gain related to the sale of a majority stake in Charleston Tennis of $3.3 million, which was recorded as a reduction in operating expenses, lower payroll and related costs of $2.7 million, declines non-payroll related MXM selling and general costs of $2.6 million and lower performance-based incentive accruals of $2.1 million.

Depreciation and amortization expense declined 8 percent in the second quarter of fiscal 2018 and 9 percent in the first six months of fiscal 2018 primarily due to fixed assets acquired as part of local media acquisitions becoming fully depreciated.

The impairment of long-lived assets charge recorded in the second quarter of fiscal 2018 related to a pre-tax, non-cash impairment of trademarks in the national media segment.

Income from Operations
Income from operations decreased 66 percent in the second quarter of fiscal 2018 primarily due to lower operating profit in our local media operations of $26.3 million, a $19.8 million impairment of trademarks, a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $18.2 million, and $12.1 million in Time acquisition-related expenses incurred in the second quarter of fiscal 2018.

Income from operations decreased 45 percent in the first six months of fiscal 2018 primarily due to lower operating profit in our local media operations of $36.0 million, a $19.8 million impairment of trademarks, a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $18.9 million, and $12.1 million in Time acquisition-related expenses. These decreases were partially offset by an increase in the operating profit of our magazine operations of $5.8 million and a gain related to the sale of a majority stake in Charleston Tennis of $3.3 million.

Net Interest Expense
Net interest expense increased to $5.2 million in the fiscal 2018 second quarter compared with $4.7 million in the prior-year second quarter. For the six months ended December 31, 2017, net interest expense was $10.2 million versus $9.4 million in the first six months of fiscal 2017. Average long-term debt outstanding was $693.5 million in the second quarter of fiscal 2018 and $696.5 million for the six-month period compared with $683.6 million in the prior-year second quarter and $687.1 million in the prior-year six-month period. The Company's approximate weighted average interest rate was 3.0 percent in the first six months of fiscal 2018 and 2.8 percent in the first six months of fiscal 2017. The weighted average interest rates include the effects of derivative financial instruments.

Income Taxes
For the second quarter and first six months of fiscal 2018, Meredith recorded a tax benefit of $127.1 million and $108.9 million, respectively. This compares to tax expense recorded by the Company of $33.3 million and $55.4 million for the second quarter and first six months of fiscal 2017, respectively.

The "Tax Cuts and Jobs Act of 2017" (the Tax Reform Act) was signed into law on December 22, 2017. The Tax Reform Act significantly changed the United States (U.S.) corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35 percent to 21 percent effective for taxable years beginning on or after January 1, 2018, while also repealing the deduction for domestic production activities. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

Under the Tax Reform Act, a blended federal rate of 28 percent applies retroactive to the beginning of Meredith's fiscal 2018. This reduced rate had the effect of lowering fiscal 2018 tax expense by $4.4 million for amounts previously recognized in our first fiscal quarter. Meredith recorded this adjustment in its fiscal 2018 second quarter. In addition, absent the Tax Reform Act, Meredith estimates that second quarter tax expense on second quarter earnings would have been $3.7 million higher. Also as a result of the Tax Reform Act, Meredith remeasured its deferred tax assets, deferred tax liabilities, and tax reserves during its second fiscal quarter, resulting in a net tax benefit of $133.0 million. Deferred tax assets and liabilities expected to be recognized after June 30, 2018, were remeasured using the 21 percent U.S. corporate tax rate.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which provides guidance regarding how a company is to reflect provision amounts when necessary information is not yet available, prepared, or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Reform Act. The tax benefits described above, which represent all known and estimable impacts of the Tax Reform Act, reflect provisional amounts based on the Company’s current best estimates. These provisional amounts incorporate assumptions made based upon the Company’s current interpretations of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance, and as data becomes available allowing a more precise scheduling of the deferred tax assets and liabilities including those related to intangible assets, fixed assets, and employee compensation. Adjustments to these provisional amounts through December 22, 2018, will be included in income from operations as an adjustment to tax expense in future periods.

Effective July 1, 2017, the Company adopted new accounting guidance related to share-based compensation. Under this new guidance, excess tax benefits and deficiencies are to be recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. As such, we recognized an excess tax benefit of $2.1 million as a credit to income tax expense in our Condensed Consolidated Statements of Earnings in the first quarter of fiscal 2018 as the majority of the Company's annual share-based grants vest in the first quarter of each fiscal year. In the second quarter of fiscal 2018, an additional $1.0 million was recorded as a credit to income tax expense primarily for options exercised during the quarter. However, as a result of the change in the federal corporate tax rate due to the Tax Reform Act, these amounts were reduced in the aggregate by $0.6 million in the second quarter of fiscal 2018.

Additionally during the second quarter of fiscal 2018, the Company incurred $12.1 million of investment banking, legal, accounting, and other professional fees and expenses related to the acquisition of Time Inc. Approximately 40 percent of these acquisition-related expenses have been determined to be currently tax deductible.

Net Earnings and Earnings per Share
Net earnings were $159.3 million ($3.49 per diluted share) in the quarter ended December 31, 2017, up 122 percent from $71.8 million ($1.58 per diluted share) in the prior-year second quarter. For the six months ended December 31, 2017, net earnings were $192.7 million ($4.23 per diluted share), an increase of 82 percent from prior-year six months earnings of $105.8 million ($2.33 per diluted share). The increase in net earnings was primarily due to the tax benefit recorded in the second quarter of fiscal 2018 partially offset by lower income from operations as discussed above. Average basic and diluted shares outstanding increased in both of the periods.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended December 31,	2017	2016
(In thousands)
Net earnings	$192,749	$105,778
Cash flows provided by operating activities	$101,572	$117,281
Net cash used in investing activities	(29,616)	(22,768)
Net cash used in financing activities	(59,267)	(74,995)
Net increase in cash and cash equivalents	$12,689	$19,518

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2017, we had up to $110.0 million of additional available borrowings under our revolving credit facility and up to $25.0 million of additional available borrowings under our asset-backed bank facility (depending on levels of accounts receivable). On January 31, 2018, in connection with our acquisition of Time, we repaid and terminated our existing indebtedness, issued $1.4 billion of 6.875 percent senior notes due 2026 (the 2026 Notes) and entered into new credit facilities consisting of a term loan in an initial principal amount of $1.8 billion with a seven-year maturity and a $350.0 million revolving credit facility with a five-year maturity. We also issued shares of Series A preferred stock and warrants and options to purchased common stock in return for an aggregate investment of $650 million. While there are no guarantees that we will be able to replace these new credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $12.7 million in the first six months of fiscal 2018 compared to an increase of $19.5 million in the first six months of fiscal 2017.

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

Cash provided by operating activities totaled $101.6 million in the first six months of fiscal 2018 compared with $117.3 million in the first six months of fiscal 2017. The decrease in cash provided by operating activities was primarily due to a decrease in political advertising revenue due to the biannual political campaign cycle, partially offset by a decrease in income tax payments.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities increased to $29.6 million in the first six months of fiscal 2018 from $22.8 million in the prior-year period primarily due to increased additions to property, plant, and equipment in the current period.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, payment of dividends, and repurchases of Company stock. Net cash used by financing activities decreased to $59.3 million in the six months ended December 31, 2017, from $75.0 million in the prior-year period. The change in cash flows from financing activities is primarily due to a net $1.3 million of debt payments in fiscal 2018 compared to a net $18.1 million of payments in fiscal 2017.

Long-term Debt
At December 31, 2017, long-term debt outstanding totaled $699.4 million. The balance consisted of $234.4 million under a term loan, $50.0 million in fixed rate unsecured senior notes, $250.0 million in floating rate unsecured senior notes, $75.0 million under an asset-backed bank facility, and $90.0 million under a revolving credit facility.

At December 31, 2017, the Company held interest rate swap agreements to hedge variable interest rate risk on the $250.0 million floating rate senior notes and on $50.0 million of the term loan. The scheduled expiration of the swaps was as follows: $50.0 million in August 2018, $100.0 million in March 2019, and $150.0 million in August 2019. Under the swaps the Company paid fixed rates of interest (1.36 percent on the swap maturing in August 2018, 1.53 percent on the swap maturing in March 2019, and 1.76 percent on the swaps maturing in August 2019) and received variable rates of interest based on the one to three-month London Interbank Offered Rate (LIBOR) (1.51 percent on the swap maturing in August 2018, 1.64 percent on the swap maturing in March 2019, and 1.48 percent on the swaps maturing in August 2019 as of December 31, 2017) on the $300.0 million notional amount of indebtedness. In conjunction with the repayment of debt, the Company also settled the associated interest rate swap agreements detailed above.

The revolving credit facility had, at December 31, 2017, a capacity of up to $200.0 million. Both the revolving credit facility and the term loan had five-year terms which were to expire in November 2021. The interest rate under both the revolving credit facility and the term loan was variable based on LIBOR and Meredith's debt to trailing 12 month EBITDA (earnings before interest, taxes, depreciation, and amortization as defined in the debt agreement) ratio. The term loan was payable in quarterly installments based on an amortization schedule set forth in the agreement. At December 31, 2017, $234.4 million was outstanding under the term loan and $90.0 million was outstanding under the revolver. Of the term loan, $15.6 million was due in the next 12 months. On January 31, 2018, in connection with our acquisition of Time, we repaid the term loan and repaid and terminated the revolving credit facility.

The $50.0 million fixed rate unsecured senior note, which carried an interest rate of 3.04 percent, was due on March 1, 2018. On January 31, 2018, in connection with our acquisition of Time, we repaid this fixed rate unsecured senior note.

The floating rate unsecured senior notes outstanding at December 31, 2017, were due in December 2022 and February 2024. The weighted average effective interest rate for $150.0 million of the floating rate unsecured senior notes was 3.26 percent at December 31, 2017, after taking into account the effect of outstanding interest rate swap agreements. The weighted average effective interest rate for $100.0 million of the floating rate unsecured senior notes was 3.03 percent at December 31, 2017, after taking into account the effect of outstanding interest rate swap agreements. None of the floating rate senior notes were due in the next 12 months. The interest rate on the asset-backed bank facility was variable based on LIBOR plus a fixed spread. As of December 31, 2017, the asset-backed bank facility had a capacity of up to $100.0 million (depending on levels of accounts receivable). In October 2017, we renewed our asset-backed bank facility for an additional two-year period on terms substantially similar to those previously in place. The renewed facility was scheduled to expire in October 2019. On January 31, 2018, in connection with our acquisition of Time, we repaid the floating rate unsecured senior notes and repaid and terminated the asset-backed bank facility.

All of our debt agreements include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all financial covenants at December 31, 2017, and through the repayment of all such debt on January 31, 2018.

Our new debt agreements, entered into on January 31, 2018, also include financial covenants, and failure to comply with any such covenants could result in the debt becoming payable on demand.

On January 31, 2018, in connection with our acquisition of Time, the Company entered into new debt facilities. The debt financing consists of $1.8 billion of senior secured term loans (Term Loan B) maturing in 2025 and priced at the LIBOR plus 3.00 percent; the 2026 Notes; and a five-year senior secured revolving credit facility for $350.0 million that is currently undrawn.

In addition, in exchange for a preferred equity investment of $650.0 million, Meredith issued 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock (Series A preferred stock) as well as detachable warrants to purchase up to 1,625,000 shares of Meredith's common stock with an exercise price of $1.00 per share and options to purchase up to 875,000 shares of Meredith's common stock with an exercise price of $70.50 per share.

The Series A preferred stock is non-callable during the first three years after issuance provided that Meredith may, at its option, subject to the terms of the preferred stock, redeem all or a portion of the Series A preferred stock in cash during such three-year period, if Meredith declares as a dividend and pays a redemption premium in cash. From and after the third anniversary of the issuance date of the Series A preferred stock, Meredith may redeem all or a portion of the Series A preferred stock upon payment in cash of accrued and unpaid dividends and a call premium.

From and after the seventh anniversary of the issuance date, the holders of the Series A preferred stock may elect to convert some or all of the Series A preferred stock into Meredith common stock at a ratio based on its Accrued Stated Value divided by the volume weighted average price of Meredith common stock for the 30 trading days immediately preceding the written notice of conversion.

Contractual Obligations
On November 26, 2017, Meredith and Gotham Merger Sub, Inc., a wholly owned subsidiary of Meredith, entered into an Agreement and Plan of Merger with Time pursuant to which Meredith commenced a tender offer to purchase for cash all of the outstanding shares of Time's common stock, $0.01 par value per share, at a purchase price of $18.50 per share. The Company completed its acquisition with Gotham Merger Sub, Inc. merging into Time on January 31, 2018. The purchase price was approximately $2.8 billion, including the payment of Time's outstanding debt, which was funded by a combination of senior secured term loans, senior unsecured notes, proceeds from preferred equity financing, and cash on hand. The Company also used the proceeds from the senior secured term loans, senior unsecured notes, preferred equity financing and cash on hand to refinance certain indebtedness of Meredith and pay fees and expenses incurred in connection with the transactions.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $24.5 million in the first six months of fiscal 2018 to repurchase 402,000 shares of common stock at then-current market prices. We spent $26.5 million to repurchase 499,000 shares in the first six months of fiscal 2017. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 402,000 shares of common stock purchased during the first six months of the current fiscal year, 288,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of December 31, 2017, $61.2 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2017. Pursuant to the terms of our new debt facilities and our Series A preferred stock, we may be subject to certain limitations with respect to our ability to conduct share repurchases, as further discussed under Part II, Item 1A, Risk Factors.

Dividends
Dividends paid in the first six months of fiscal 2018 totaled $47.2 million, or $1.040 per share, compared with dividend payments of $44.8 million, or $0.990 per share, in the first six months of fiscal 2017. We expect to continue paying dividends on our common and class B stock. In addition, our newly designated Series A preferred stock accrues an annual dividend at either (a) to the extent paid in cash, in an amount equal to the Cash Dividend Annual Rate (as set forth in the table below), multiplied by the Stated Value (equal to the number of shares of Series A preferred stock outstanding multiplied by $1,000) or (b) if dividends are not declared and paid in cash, we will deliver additional shares of Series A preferred stock, in kind, by issuing a number of shares equal to (i) the Accrued Dividend Annual Rate (as set forth in the table below), multiplied by the Stated Value for all outstanding shares of Series A Preferred Stock, divided by (ii) $1,000.

Year	Cash Dividend Annual Rate	Accrued Dividend Annual Rate
Years 1 through 3	8.5%	9.0%
Year 4	LIBOR plus 850 bps	LIBOR plus 900 bps
Year 5	LIBOR plus 950 bps	LIBOR plus 1000 bps
Year 6 through redemption	LIBOR plus 1050 bps	LIBOR plus 1100 bps

However, pursuant to the terms of our new debt facilities and Series A preferred stock, we may be subject to certain limitations with respect to our ability to pay dividends on our stock, as further discussed under Part II, Item 1A, Risk Factors. However, we do not expect that such limitations will affect our ability to continue to pay regular dividends consistent with past practice.

Capital Expenditures
Investment in property, plant, and equipment totaled $28.8 million in the first six months of fiscal 2018 compared with prior-year first six months' investment of $10.9 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2017. As of December 31, 2017, the Company's critical accounting policies had not changed from June 30, 2017.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At December 31, 2017, goodwill and intangible assets totaled $1.8 billion with $978.6 million in the national media group and $855.8 million in the local media group. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. In the second quarter of fiscal 2018, the Company recorded a non-cash impairment charge of $19.8 million on trademarks in the national media segment. See Note 4 to the condensed consolidated financial statements for additional information. Also see Item 1A. Risk Factors and Note 4 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2017, for additional information.

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements during fiscal 2018. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first six months of fiscal 2018 or will be effective in future periods.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; the consequences of acquisitions and/or dispositions; and the risks associated with the Company's recent acquisition of Time, including: (1) litigation challenging the acquisition; (2) the Company's ability to retain key personnel; (3) competitive responses to the acquisition; (4) unexpected costs, charges, or expenses resulting from the acquisition; (5) adverse reactions or changes to business relationships resulting from the acquisition; (6) the Company's ability to realize the anticipated benefits of the acquisition of Time or delays in the achievement of the anticipated benefit; (7) delays, challenges, and expenses associated with integrating the businesses; and (8) the Company's ability to comply with the terms of the debt and equity financings entered into in connection with the acquisition. Additional risks and uncertainties are described in Part II, Item 1A, Risk Factors of this report and in Meredith's Form 10-K for the year ended June 30, 2017, includes a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Interest Rates
We generally strive to manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At December 31, 2017, Meredith had $50.0 million outstanding in fixed rate long-term debt. In addition, Meredith has effectively converted the $250.0 million floating rate senior notes and $50.0 million of the term loan to fixed rate debt through the use of interest rate swaps. Since the interest rate swaps hedged the variability of interest payments on variable-rate debt with the same terms, they qualified for cash flow hedge accounting treatment. There were no earnings or liquidity risks associated with the Company's fixed rate debt. The fair value of the fixed rate debt (based on discounted cash flows reflecting borrowing rates currently available for debt with similar terms and maturities) varied with fluctuations in interest rates. A 10 percent decrease in interest rates would have resulted in no change to the $50.0 million fair value of the fixed rate debt at December 31, 2017.

At December 31, 2017, $649.4 million of our debt was variable-rate debt before consideration of the impact of the swaps. The Company was subject to earnings and liquidity risks for changes in the interest rate on the portion of this debt that was not hedged by interest rate swaps. A 10 percent increase in interest rates would have increased annual interest expense by $1.0 million.

As discussed elsewhere in this report, on January 31, 2018, the Company refinanced all of its outstanding indebtedness in connection with the completion of the acquisition of Time. In connection with the refinancing, the Company settled the outstanding interest rate swaps.

On January 31, 2018, in connection with our acquisition of Time, we entered into a new $1.8 billion term loan and issued $1.4 billion of senior unsecured notes. The term loan is variable-rate debt while the senior unsecured notes are fixed rate debt. There are no earnings or liquidity risks associated with the new fixed-rate debt. The Company will be subject to earnings and liquidity risks for changes in the interest rate on the variable-rate debt. A 10 percent increase in LIBOR would increase annual interest expense by $3.2 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2017.

Item 4.	Controls and Procedures

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

The following information supplements, and should be read in addition to, the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10-K for the year ended June 30, 2017.

The Company may fail to realize all of the anticipated benefits of the acquisition of Time or those benefits may take longer to realize than expected. The Company may also encounter significant difficulties in integrating Time's business into our operations. Our ability to realize the anticipated benefits resulting from the acquisition of Time, including anticipated synergies, will depend, to a large extent, on our ability to integrate Time's business into our existing operations. The combination of two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits to us. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits could cause an interruption of, or a loss of momentum in, the activities of the Company and could adversely affect the results of operations of the Company.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management's attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management's attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies;

•	difficulties in the assimilation of employees and corporate cultures;

•	potential unknown liabilities, adverse consequences, and unforeseen increased expenses associated with the acquisition of Time; and

•	challenges in attracting and retaining key personnel.

Many of these factors will be outside of our control and any one of these factors could result in increased costs, decreases in the amount of expected revenues, and additional diversion of management's time and energy, which could materially adversely impact our business, financial condition, and results of operations. In addition, even if the operations are integrated successfully, the full benefits may not be realized, including the synergies, cost savings, revenue growth, or other benefits that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. All of these factors could decrease or delay the expected accretive effect of the acquisition, and negatively impact our business, operating results, and financial condition. As a result, we cannot provide any assurance that the acquisition of Time will result in the realization of the full benefits that we anticipate.

The successful execution of the post-acquisition integration strategy will involve considerable risks and may not be successful. If management is unable to minimize the potential disruption of the ongoing business and distraction of management during the integration process, the anticipated benefits of the acquisition may not be realized or realized as quickly as we anticipate. Realizing the benefits of the acquisition will depend in part on the integration of technology, operations, and personnel while maintaining adequate focus on core businesses. There may be overlaps in the current offerings of us and Time, which could negate some of the anticipated benefits and enhanced revenue opportunities resulting from the acquisition. There are no assurances that any cost savings, greater economies of scale, and other operational efficiencies, as well as revenue enhancement opportunities anticipated from the combination of the two businesses will occur. Operating expenses may increase significantly over the near term due to the increased headcount, expanded operations, and expense or changes related to the acquisition. To the extent that the Company's expenses increase but its revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, our business, operating results, and financial condition may be materially and adversely affected. In addition, failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect our business, operating results, and financial condition.

Significant costs associated with the acquisition will be incurred. We have incurred and will incur substantial expenses following the completion of the acquisition of Time including expenses in connection with coordinating the businesses, operations, policies, and procedures. These expenses include expenses we will incur in connection with achieving synergies, and expenses associated with the new indebtedness that we incurred in connection with the acquisition. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

Employee uncertainty related to the acquisition could harm the Company. Employees may experience uncertainty about their future role with the Company until or after strategies are announced or executed. The integration team that will be working on effectively combining the companies' businesses may streamline operations to achieve cost savings or in response to general economic conditions. The integration process may cause disruptions among employees or erode employee morale. Employee uncertainty may adversely affect the Company's ability to attract new personnel to fill key positions that may become available upon integration of the two businesses or to retain current employees necessary to implement the Company's strategies, either of which may disrupt the operations of the Company. We may not succeed in retaining current employees. Management may not be successful in motivating continuing employees and keeping them focused on the strategies and goals of the Company during potential workforce reductions and other distractions relating to the acquisition.

Customers may delay or cancel business arrangements, or seek to modify existing relationships, as a result of concerns over the acquisition or to extract negotiation leverage. The acquisition could cause potential customers to delay or cancel contracts as a result of concerns over the acquisition. In particular, prospective customers could be reluctant to purchase the Company's products and services due to uncertainty about the direction of the Company. Moreover, existing customers may seek to modify their relationships to extract leverage in connection with current or anticipated contract negotiations. A delay or cancellation of purchases by potential customers or modification of current arrangements by existing customers could have an adverse effect on our business, results of operations, or financial condition.

If goodwill or other intangible assets that are recorded in connection with the acquisition of Time become impaired, the Company could have to take significant charges against earnings. In connection with the accounting for the acquisition of Time, we expect to record a significant amount of intangible assets and will also record goodwill. Under accounting principles generally accepted in the United States of America (U.S. GAAP), the Company must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a non-cash charge against earnings, which could materially adversely affect our results of operations.

The Company may not be able to realize the estimated synergies and cost savings from the acquisition. If the acquisition does not achieve its intended cost savings results, the business, financial condition, and results of operations could be materially and adversely affected. Although the Company currently estimates annual cost synergies of approximately $400 million to $500 million in the first two full years of combined operation and incurring costs to achieve those synergies of approximately $300 million spread evenly between the first two years of operation, actual synergies and cost savings could differ materially from our current expectations. The post-acquisition integration may not achieve the anticipated synergies and cost savings, including those resulting from a reduction in headcount and related overhead costs, increased efficiency in the distribution of our products and services, and increased purchasing power and leverage with our vendors, in either a timely manner or at all.

These synergies and cost savings can only be fully realized through a successful integration of the businesses and there is a risk that if the integration process does not proceed as contemplated, the estimated synergies and cost savings may not be realized, or they may not be realized in the amount or in the time frame contemplated. In addition, these synergies and cost savings are based on estimates and assumptions made that are inherently uncertain, and are subject to significant business, economic and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control, and include, among other considerations, our ability to:

•	eliminate duplicative administrative and operating functions;

•	reduce public company expenses;

•	reduce printing costs;

•	combine offices and reduce real estate costs; and

•	achieve promotion efficiencies via bundling, and in vendor contracts, circulation, fulfillment, and distribution.

The full amount of estimated synergies and cost savings may not be achieved on the schedule anticipated, or at all, the actual expenses required to achieve these synergies and cost savings could materially exceed our current estimates or that these synergies and cost savings could have other adverse effects on the Company's business. Failure to achieve the anticipated benefits of the acquisition could result in increased costs or decreases in the amount of expected revenue and could materially adversely affect our business, financial condition, and results of operations.

The Tax Cuts and Jobs Act could adversely affect the Company's business and financial condition. The Tax Reform Act, which was signed into law on December 22, 2017, includes numerous provisions that will affect businesses and may adversely impact the Company's business and financial condition.

Among other things, the Tax Reform Act includes limitations on a corporation's ability to deduct certain expenses. Specifically, beginning after December 31, 2017, the deduction of net interest expenses for any taxable year of a corporate borrower will generally be capped at 30 percent of the "adjusted taxable income" of such corporate borrower for such taxable year. For purposes of the foregoing provision, the term "adjusted taxable income" generally refers to a corporation's earnings before interest, taxes, and, in the case of taxable years beginning before January 1, 2022, depreciation, amortization, and depletion. By contrast, prior to the adoption of the Tax Reform Act, interest paid or accrued by a business was generally deductible in the computation of taxable income subject to certain limitations. Accordingly, to the extent that the Tax Reform Act limits the amount of the Company's net interest expenses that is permitted to be deducted from the Company's taxable income in a taxable year, the Company will pay federal income taxes on more taxable income with respect to such taxable year, which could adversely affect the Company's business and financial condition, including, among other things, its liquidity and its cost of capital. However, the Tax Reform Act's reduction of the corporate tax rate may mitigate the effect of this new limitation on the deductibility of net interest expenses.

Our substantial level of indebtedness and our ability to incur significant additional indebtedness could adversely affect our business, financial condition, and results of operations. Our level of indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements or to carry out other aspects of our business;

•	increase our cost of borrowing;

•	make it more difficult for us to satisfy our obligations with respect our debt;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, and other general corporate requirements or to carry out other aspects of our business;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a potential disadvantage compared to our competitors that have less debt;

•	affect our credit ratings; and

•	limit our ability to pay dividends.

Our ability to make scheduled payments on and to refinance our indebtedness will depend on and be subject to our future financial and operating performance, which in turn is affected by general economic, financial, competitive, business, and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may fail to generate sufficient cash flow from operations or we may be unable to efficiently repatriate the portion of our cash flow that is derived from our foreign operations or borrow funds in an amount sufficient to enable us to make payments on our debt, to refinance our debt, or to fund our other liquidity needs. If we were unable to make payments on or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances, or negotiations with our lenders to restructure the applicable debt. The terms of our debt agreements and market or business conditions may limit our ability to take some or all of these actions. In addition, if we incur additional debt, the related risks described above could be exacerbated.

Our indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly or could prevent us from taking advantage of lower rates. A portion of our indebtedness consists of term loans and revolving credit facility borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Our term loans and our revolving credit facility borrowings under the senior credit facilities are subject to variable interest rates. We will be exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, we have significant fixed rate indebtedness that includes prepayment penalties which could prevent us from taking advantage of any future decrease in interest rates that may otherwise be applicable to us.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control. Our ability to make cash payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. Our ability to generate such cash flow is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Our business may not generate cash flow from operations in an amount sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness, or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as refinancing or restructuring our indebtedness, selling assets, issuing equity, or reducing or delaying capital expenditures, strategic acquisitions, and investments. These actions, if necessary, may not be effected on commercially reasonable terms or at all. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at the applicable time. Any refinancing of our debt, if we are able to refinance our debt at all, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, our credit agreement restrict our ability to undertake, or use the proceeds from, such measures. Our ability to repay our indebtedness is largely dependent on the generation of cash flow by our operating subsidiaries and our operating subsidiaries' ability to make cash available to us by dividend, intercompany loans, advances and other transactions, or otherwise. Our subsidiaries may not be able to, or may not be permitted to, transfer cash to us to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries.

Covenants under the indenture governing our 2026 Notes and our credit agreement may restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. The indenture governing the 2026 Notes and our credit agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	pay dividends or distributions, repurchase equity, prepay, redeem or repurchase certain debt, and make certain investments;

•	incur additional debt and issue certain preferred stock;

•	provide guarantees in respect of obligations of other persons;

•	incur liens on assets;

•	engage in certain asset sales;

•	merge, consolidate with, or sell all or substantially all of our assets to another person;

•	enter into transactions with affiliates;

•	sell assets and capital stock of our subsidiaries;

•	enter into agreements that restrict distributions from our subsidiaries;

•	designate subsidiaries as unrestricted subsidiaries; and

•	allow to exist certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

These covenants may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

If we are unable to successfully manage the limitations and decreased flexibility on our business due to our significant debt obligations, we may not be able to capitalize on strategic opportunities or grow our business to the extent we would be able to without these limitations.

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indenture governing the 2026 Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the 2026 Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any of our outstanding senior secured term loans or revolving loans or the 2026 Notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement, proceeding against the collateral granted to secure our obligations under the credit agreement. An event of default under the credit agreement or the indenture governing the 2026 Notes could also lead to an event of default under the terms of certain of our other agreements. Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

The holder of our Series A preferred stock has rights that are senior to those of Meredith’s common stockholders, and the terms of the Series A preferred stock may limit our ability to pay dividends. The Series A preferred stock ranks senior to any other class or series of equity, including Meredith’s common stock and class B common stock, with respect to dividend rights and rights upon liquidation. Meredith is required to pay dividends on the Series A preferred stock in cash or in kind at an annual rate. Meredith expects to continue to pay dividends on Meredith’s common stock and class B common stock, but for so long as the Series A preferred stock remains outstanding, Meredith’s ability to declare or pay dividends or distributions on, or purchase or redeem, shares of Meredith’s common stock and class B common stock is subject to compliance with certain covenants. Meredith’s failure to comply with the terms of the Series A preferred stock could restrict Meredith’s ability to pay dividends as expected.

The Time business faces risks relating to doing business internationally that could adversely affect our business, financial condition, and operating results. Time's business operates internationally. There are risks inherent in doing business internationally, including:

•	issues related to managing international operations, including the ability to hire and retain talented personnel;

•	potentially adverse changes in tax laws and regulations;

•	lack of sufficient protection for intellectual property in some countries;

•	government policies that restrict the print and digital flow of information;

•	complying with international laws and regulations, including those governing the collection, use, retention, sharing and security of consumer data;

•	currency exchange and export controls;

•	fluctuation in currency exchange rates;

•	local labor laws and regulations;

•	political or social instability; and

•	limitations on the ability to efficiently repatriate cash from its foreign operations.

One or more of these factors could harm the international operations and operating results. These risks will be heightened if the Company expands the international scope of its operations. In addition, some of the operations are conducted in foreign currencies, and the value of each of these currencies fluctuates relative to the U.S. dollar. As a result, we are exposed to exchange rate fluctuations, which in the past have had an adverse effect on Time's results of operations, and, in the future could have a material adverse effect on Meredith's results of operations. For example, as a result of the June 23, 2016, referendum by British voters to exit the European Union (Brexit), global markets and foreign currencies have been adversely impacted. In particular, the value of the British pound has sharply declined as compared to the U.S. dollar and other currencies since Brexit. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of Time's United Kingdom (U.K.) operations to be translated into fewer U.S. dollars. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union, but it is uncertain over what time period this will occur. A significantly weaker British pound compared to the U.S. dollar could have an adverse effect on the Company's business, financial condition, and results of operations.

The Time business could have an indemnification obligation to Time Warner, which could materially adversely affect our financial condition. The complete legal and structural separation of Time Warner Inc.'s (Time Warner) magazine publishing and related business from Time Warner (the Spin-Off) was completed by way of a pro rata dividend of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014, based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the Distribution). If, due to any of Time's representations being untrue or Time's covenants being breached, it were determined that the Distribution did not qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code (the Code), or that an excess loss account existed at the date of the Spin-Off, Time could be required to indemnify Time Warner for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to Time Warner, but not to stockholders, if Time or its stockholders engaged in transactions that result in a 50 percent or greater change by vote or value in the ownership of Time's stock during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to Time Warner due to such a 50 percent or greater change in ownership of Time's stock, Time Warner would recognize a gain in an amount up to the fair market value of Time's common stock held by it immediately before the Distribution, increased by the amount of the special dividend that Time paid Time Warner in connection with the Spin-Off, and Time generally would be required to indemnify Time Warner for the tax on such gain and any related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

Adverse changes in the equity markets, interest rates or the Company’s credit ratings, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase its U.K. pension costs and could result in a material adverse effect on its business, financial condition, and results of operations. Through one of Time’s U.K. subsidiaries, Time sponsors the IPC Media Pension Scheme (the IPC Plan), a defined benefit pension plan that is closed both to new participants and to the future accrual of additional benefits for current participants other than certain enhanced benefits, most notably in connection with increases to certain participants’ final compensation. The majority of pensions in payment and deferred pensions in excess of any guaranteed minimum pension are increased annually in line with the increase in the retail price index up to a maximum of 5 percent. Concurrently with the acquisition of Time, the Company was substituted for Time as the guarantor of all obligations of the statutory employers under the IPC Plan, as described below.

The most recent triennial valuation of the IPC Plan under U.K. pension regulations was conducted as of April 5, 2015. Under the assumptions used in such valuation, which are more conservative than the assumptions used to determine a pension plan’s funded status in accordance with U.S. GAAP, the IPC Plan was deemed to be underfunded at that time by approximately £156 million. Under the deed of guarantee, the Company would be obligated to fund the IPC Plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, the Company would be required to deposit the buyout deficit into escrow if the Company were to experience a drop in its long-term unsecured senior debt credit ratings to Caa1 or below from Moody’s and to CCC+ or below from Standard & Poor’s (the Credit Rating Trigger) or if the Company’s debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default (a Major Debt Acceleration). This could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company would be permitted to recoup the escrowed funds under certain circumstances. However, if the Company or Time Inc. UK were to become insolvent, or if a Major Debt Acceleration were to occur (without being promptly cured), any escrowed funds would be immediately contributed into the IPC Plan and the Company would be obligated to immediately contribute into the IPC Plan any shortfall in the buyout deficit amount. As of the date hereof, the Company’s long-term unsecured senior debt credit rating was B3 from Moody’s and B from Standard & Poor’s and the Company has not defaulted on any payments of its debt. If Time had been required to fund the buyout deficit on December 31, 2017, the amount would have been approximately £277 million. The amount of the buyout deficit changes daily and is determined by many factors, including changes in the fair value of plan assets and liabilities and interest rates.

Prior to the acquisition of Time, Time had announced plans to sell the entire share capital of Time Inc. UK to an unrelated third party (the Time UK Sale). As a result of the Time UK Sale, it is expected that Time Inc. UK will cease to be a participating employer under the IPC Plan and a different subsidiary of the Company will become the sponsoring, and only, employer under the IPC Plan. Following the Time UK Sale, the Company will continue to guarantee all of the new sponsoring employer’s obligations under the IPC Plan. The trustee under the IPC Plan has previously agreed to certain changes to the terms of the deed of guarantee in connection with the completion of the Time UK Sale, including the removal of the Credit Rating Trigger, in exchange for certain cash contributions into the IPC Plan and other commitments. As of the date hereof, no definitive agreement has been reached for the Time UK Sale and there can be no assurance when the Company will enter into a definitive agreement or at all. Unless and until the Time UK Sale is completed by March 31, 2018, or the trustee otherwise agrees, the current terms of the deed of guarantee, including the Credit Rating Trigger, continue in effect.

It is possible that, following future valuations of the IPC Plan’s assets and liabilities or following future discussions with the trustee, the annual funding obligation and/or the arrangements to ensure adequate funding for the IPC Plan will change. The future valuations under the IPC Plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, currency rates, inflation, mortality, compensation increases and retirement rates, the investment strategy and performance of the IPC Plan assets, and (in certain limited circumstances) actions by the U.K. Pensions Regulator. Volatile economic conditions, including as a result of Brexit, could increase the risk that the funding requirements increase following the next triennial valuation, which is expected to commence in April 2018. The U.K. Pensions Regulator also has powers under the Pensions Act 2004 to impose a contribution notice or a financial support direction on Time (and other persons connected with us or employers participating in the IPC Plan) if, in the case of a contribution notice, the U.K. Pensions Regulator reasonably believes such person has been party to an act, or deliberate failure to act, intended to avoid pension liabilities or that is materially detrimental to the pension plan, or, in the case of a financial support direction, if a plan employer is a service company or insufficiently resourced and the Pensions Regulator considers it is reasonable to act against such a person. A significant increase in Time’s funding requirements for the IPC Plan or in the calculated “self-sufficiency deficit” or the calculated “risk-free self-sufficiency deficit” could result in a material adverse effect on its business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2017.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
October 1 to October 31, 2017	—	$—	—	$62,300
November 1 to November 30, 2017	73,861	64.73	13,009	61,467
December 1 to December 31, 2017	29,276	70.28	3,381	61,228
Total	103,137		16,390

1
The number of shares purchased includes 13,009 shares in November 2017 and 3,381 shares in December 2017 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

2
The number of shares purchased includes 60,852 shares in November 2017 and 25,895 shares in December 2017 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

2.1
Agreement and Plan of Merger, dated as of November 26, 2017, by and among Meredith Corporation, Gotham Merger Sub, Inc. and Time Inc. is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 27, 2017.

3.1
Articles of Amendment to the Restated Articles of Incorporation of Meredith Corporation, including the Statement of Designation of Series A Preferred Stock of Meredith Corporation attached as Appendix I is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 31, 2018.

4.1
Indenture, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, and U.S. Bank National Association, as Trustee is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 31, 2018.

	4.2	Form of Note (included in Exhibit 4.1)

4.3
First Supplemental Indenture, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 31, 2018.

10.1
Credit Agreement, dated as of January 31, 2018, by and among Meredith, the Guarantors, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 31, 2018.

10.2
Deed of Guarantee in Relation to the IPC Media Pension Scheme, dated as of January 31, 2018, by and among Meredith Corporation, Time Inc. (UK) Ltd, IPC Media Pension Trustee Limited and Time Inc. is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 31, 2018.

	10.3	Warrant to Purchase Class A Common Stock, dated as of January 31, 2018, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 31, 2018.

	10.4	Option to Purchase Class A Common Stock, dated as of January 31, 2018, is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 31, 2018.

10.5
Registration Rights Agreement, dated as of January 31, 2018, by and between Meredith Corporation and KED MDP Investments, LLC, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 31, 2018.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 8, 2018

INDEX TO ATTACHED EXHIBITS

Item

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

E-1