Form 10-Q
period 2018-03-31
MEREDITH CORP
filed 2018-05-15
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at April 30, 2018
Common shares	39,761,299
Class B shares	5,108,606
Total common and Class B shares	44,869,905

(This page has been left blank intentionally.)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2018	June 30, 2017
(In millions)
Current assets
Cash and cash equivalents	$372.2	$22.3
Accounts receivable, net	521.3	289.1
Inventories	43.4	21.9
Current portion of subscription acquisition costs	131.6	144.9
Current portion of broadcast rights	13.3	7.8
Assets held-for-sale	896.1	—
Other current assets	136.5	19.3
Total current assets	2,114.4	505.3
Property, plant, and equipment	864.1	549.5
Less accumulated depreciation	(367.4)	(359.7)
Net property, plant, and equipment	496.7	189.8
Subscription acquisition costs	67.7	79.7
Broadcast rights	21.4	21.8
Other assets	252.1	69.6
Intangible assets, net	2,010.9	955.9
Goodwill	1,898.1	907.5
Total assets	$6,861.3	$2,729.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

Liabilities, Redeemable Noncontrolling Interests, Redeemable Convertible Preferred Stock, and Shareholders' Equity	March 31, 2018	June 30, 2017
(In millions except per share data)
Current liabilities
Current portion of long-term debt	$17.6	$62.5
Current portion of long-term broadcast rights payable	12.9	9.2
Accounts payable	209.5	66.6
Accrued expenses and other liabilities	397.7	102.4
Current portion of unearned revenues	398.4	219.0
Liabilities associated with assets held-for-sale	204.0	—
Total current liabilities	1,240.1	459.7
Long-term debt	3,120.6	635.7
Long-term broadcast rights payable	23.0	22.5
Unearned revenues	132.3	106.5
Deferred income taxes	461.6	384.7
Other noncurrent liabilities	228.9	124.6
Total liabilities	5,206.5	1,733.7

Redeemable noncontrolling interests	—	—
Redeemable, convertible Series A preferred stock, par value $1 per share, $1,000 per share liquidation preference	518.3	—

Shareholders' equity
Common stock, par value $1 per share	39.7	39.4
Class B stock, par value $1 per share	5.1	5.1
Additional paid-in capital	198.6	54.7
Retained earnings	917.0	915.7
Accumulated other comprehensive loss	(23.9)	(19.0)
Total Meredith Corporation shareholders' equity	1,136.5	995.9
Equity attributable to noncontrolling interests	—	—
Total shareholders' equity	1,136.5	995.9
Total liabilities, redeemable noncontrolling interests, redeemable convertible preferred stock, and shareholders' equity	$6,861.3	$2,729.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss)
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2018	2017	2018	2017
(In millions except per share data)
Revenues
Advertising	$300.0	$210.7	$741.1	$703.7
Circulation	162.3	96.3	298.9	231.8
All other	186.5	118.4	419.3	332.4
Total revenues	648.8	425.4	1,459.3	1,267.9
Operating expenses
Production, distribution, and editorial	249.5	149.9	564.0	448.6
Selling, general, and administrative	288.6	192.2	630.8	530.0
Restructuring, acquisition, and integration	138.8	—	153.7	8.0
Depreciation and amortization	40.0	13.3	65.0	40.7
Impairment of long-lived assets	—	—	19.8	—
Total operating expenses	716.9	355.4	1,433.3	1,027.3
Income (loss) from operations	(68.1)	70.0	26.0	240.6
Non-operating expenses, net	(11.8)	—	(11.8)	—
Interest expense, net	(45.7)	(4.6)	(55.9)	(14.0)
Earnings (loss) from continuing operations before income taxes	(125.6)	65.4	(41.7)	226.6
Income tax benefit (expense)	30.2	(25.6)	139.0	(81.0)
Earnings (loss) from continuing operations	(95.4)	39.8	97.3	145.6
Loss from discontinued operations, net of income taxes	(14.7)	—	(14.7)	—
Net earnings (loss)	(110.1)	39.8	82.6	145.6
Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Meredith Corporation	$(110.1)	$39.8	$82.6	$145.6

Earnings (loss) attributable to Meredith Corporation common shareholders	$(123.1)	$39.8	$69.1	$145.6

Basic earnings (loss) per share attributable to Meredith Corporation common shareholders
Continuing operations	$(2.41)	$0.89	$1.86	$3.26
Discontinued operations	(0.33)	—	(0.32)	—
Basic earnings (loss) per common share	$(2.74)	$0.89	$1.54	$3.26
Basic average common shares outstanding	45.0	44.7	44.9	44.6

Diluted earnings (loss) per share attributable to Meredith Corporation common shareholders
Continuing operations	$(2.41)	$0.87	$1.85	$3.20
Discontinued operations	(0.33)	—	(0.32)	—
Diluted earnings (loss) per common share	$(2.74)	$0.87	$1.53	$3.20
Diluted average shares outstanding	45.0	45.6	45.5	45.4

Dividends paid per share	$0.545	$0.520	$1.585	$1.510

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2018	2017	2018	2017
(In millions)
Net earnings (loss)	$(110.1)	$39.8	$82.6	$145.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Meredith Corporation	(110.1)	39.8	82.6	145.6
Other comprehensive income (loss), net of income taxes, attributable to Meredith Corporation
Pension and other postretirement benefit plans activity	0.4	0.5	1.1	1.6
Unrealized foreign currency translation loss, net	(2.0)	—	(2.0)	—
Unrealized gain (loss) on interest rate swaps	(0.9)	0.5	—	4.3
Other comprehensive income (loss), net of income taxes, attributable to Meredith Corporation	(2.5)	1.0	(0.9)	5.9
Comprehensive income (loss) attributable to Meredith Corporation	$(112.6)	$40.8	$81.7	$151.5

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2017	$39.4	$5.1	$54.7	$915.7	$(19.0)	$995.9
Net earnings attributable to Meredith Corporation	—	—	—	82.6	—	82.6
Other comprehensive loss, net of income taxes	—	—	—	—	(0.9)	(0.9)
Shares issued under incentive plans, net of forfeitures	0.7	—	18.3	—	—	19.0
Issuance of replacement Time share-based compensation awards	—	—	9.8	—	—	9.8
Purchases of Company stock	(0.4)	—	(27.8)	—	—	(28.2)
Share-based compensation	—	—	26.9	—	—	26.9
Issuance of warrants and options	—	—	115.6	—	—	115.6
Dividends paid
Common stock	—	—	—	(64.8)	—	(64.8)
Series A preferred stock	—	—	—	(8.9)	—	(8.9)
Class B stock	—	—	—	(8.1)	—	(8.1)
Accretion of Series A preferred stock	—	—	—	(2.9)	—	(2.9)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	1.1	(0.6)	—	0.5
Reclassification adjustment for adoption of Accounting Standards Update 2018-02	—	—	—	4.0	(4.0)	—
Balance at March 31, 2018	$39.7	$5.1	$198.6	$917.0	$(23.9)	$1,136.5

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended March 31,	2018	2017
(In millions)
Cash flows from operating activities
Net earnings	$82.6	$145.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	32.1	26.3
Amortization	32.9	14.4
Share-based compensation	26.9	10.8
Deferred income taxes	(150.5)	32.5
Amortization of original issue discount and debt issuance costs	3.9	0.4
Amortization of broadcast rights	14.4	12.7
Payments for broadcast rights	(15.7)	(12.6)
Net loss on disposition of assets	8.6	—
Provision for write-down of impaired assets	19.8	1.8
Fair value adjustments to contingent consideration	(4.1)	(18.4)
Loss on equity method investee	12.9	—
Unrealized foreign exchange loss	2.0	—
Excess tax benefits from share-based payments	—	(6.8)
Changes in assets and liabilities	30.8	(28.7)
Net cash provided by operating activities	96.6	178.0
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(2,803.4)	(13.9)
Proceeds from disposition of assets, net of cash sold	134.7	—
Additions to property, plant, and equipment	(41.5)	(16.2)
Other	3.1	—
Net cash used in investing activities	(2,707.1)	(30.1)
Cash flows from financing activities
Proceeds from issuance of long-term debt	3,260.0	300.0
Repayments of long-term debt	(760.6)	(361.3)
Proceeds from preferred stock, warrants, and options issued, net of issuance costs	631.0	—
Dividends paid	(81.8)	(68.4)
Debt issuance costs paid	(70.8)	(1.5)
Purchases of Company stock	(28.2)	(51.1)
Proceeds from common stock issued	19.0	37.9
Payment of acquisition-related contingent consideration	(4.0)	(8.0)
Excess tax benefits from share-based payments	—	6.8
Net cash provided by (used in) financing activities	2,964.6	(145.6)
Change in cash held-for-sale	(4.2)	—
Net increase in cash and cash equivalents	349.9	2.3
Cash and cash equivalents at beginning of period	22.3	25.0
Cash and cash equivalents at end of period	$372.2	$27.3

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation—The condensed consolidated financial statements include the accounts of Meredith Corporation and its wholly-owned and majority-owned subsidiaries (Meredith or the Company), after eliminating all significant intercompany balances and transactions. We reflect the noncontrolling interest in net earnings (loss) of our majority-owned subsidiaries in the net earnings attributable to noncontrolling interests line in the Condensed Consolidated Statements of Earnings (Loss) and the equity in noncontrolling interest in majority-owned subsidiaries in the equity attributable to noncontrolling interests line of the Condensed Consolidated Balance Sheets. Meredith does not have any off-balance sheet arrangements. The Company's use of special-purpose entities was limited to Meredith Funding Corporation, whose activities were fully consolidated in Meredith's condensed consolidated financial statements until the termination of its asset lending facility on January 31, 2018.

The financial position and operating results of our foreign operations are consolidated using primarily the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of accumulated other comprehensive loss.

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

The condensed consolidated financial statements as of March 31, 2018, and for the three and nine months ended March 31, 2018 and 2017, are unaudited but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results of interim periods. The year-end condensed consolidated balance sheet as of June 30, 2017, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassification—Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation.

Change in Accounting Principle—Effective January 1, 2018, the Company changed its method of accounting for paper inventory in the national media group from the last-in, first-out (LIFO) method to the weighted average cost method. The Company believes that the weighted average cost method of accounting for paper inventory is preferable because it provides a better match of production costs with revenues considering the limited volatility in paper prices due to the short production cycle.

The effect of the change was not considered material to the previously issued condensed consolidated financial statements and, as such, was adopted prospectively as of January 1, 2018. The cumulative effect of the change recorded in the third quarter of fiscal 2018 was $1.3 million representing the removal of the LIFO costs reserve. This adjustment was recorded to the production, distribution, and editorial line within the Condensed Consolidated Statements of Earnings (Loss).

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalent deposits. Cash equivalent balances consist of money market mutual funds with original maturities of three months or less. These cash and cash equivalent deposits are maintained with several financial institutions. The deposits held at the various financial institutions may exceed federally insured limits. Exposure to this credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings and, therefore, these deposits bear minimal credit risk. There is also limited credit risk with respect to the money market mutual funds in which we invest as these funds all have issuers, guarantors and/or other counterparties of reputable credit.

At March 31, 2018, $345.3 million of cash and cash equivalents were held domestically, of which $296.9 million were held in money market mutual funds. Of the total cash and cash equivalents, $26.9 million were held internationally, primarily in Europe. Cash equivalents at March 31, 2018, were $298.1 million, which approximates fair value due to their short term nature, and is considered a Level 1 measurement as defined in Note 13.

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

The adoption of this guidance resulted in the prospective recognition of realized excess tax benefits related to the exercise or vesting of share-based awards in our Condensed Consolidated Statements of Earnings (Loss) instead of in additional paid-in capital within our Condensed Consolidated Balance Sheets. See Note 9 for discussion of the credits to income tax expense recorded in our Condensed Consolidated Statements of Earnings (Loss). Using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $1.1 million increase to additional paid-in capital, a $0.6 million reduction to retained earnings, and a $0.5 million reduction to deferred taxes to reflect the incremental share-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance. Presentation requirements for cash flows related to employee taxes paid using withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. We no longer classify excess tax benefits related to share-based awards as a financing cash inflow and an operating cash outflow. This classification requirement was adopted prospectively and, as such, our Condensed Consolidated Statement of Cash Flows has not been retrospectively adjusted.

ASU 2018-02—In February 2018, the FASB issued guidance regarding the reclassification of certain tax effects from accumulated other comprehensive loss. This amended guidance allows a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the "Tax Cuts and Jobs Act of 2017" (the Tax Reform Act) which was signed into law on December 22, 2017. We early adopted this amended guidance on January 1, 2018, and as a result, elected to reclassify $4.0 million of stranded tax effects from accumulated other comprehensive loss to retained earnings using a specific identification approach. The adoption of this guidance did not have an impact on our results of operations, cash flows, or disclosures.

ASU 2018-05—In March 2018, the FASB issued guidance which incorporates into Accounting Standards Codification (ASC) 740 - Income Taxes, various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (SAB 118), which was effective immediately. In December 2017, the SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Job Act of 2017 (the Tax Reform Act) in the period of enactment. SAB 118 allows for calculations of the impacts of the Tax Reform Act to be considered provisional and subject to remeasurement upon further collection, preparation and analysis of relevant data, and disclosure regarding the impacts of the Tax Reform Act for which accounting under ASC 740 is incomplete. As the Company accounted for the tax effects of the Tax Reform Act on a provisional basis under the guidance of SAB 118 prior to this update, the adoption of this guidance did not have an impact on the condensed consolidated financial statements.

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

The Company will adopt the standard beginning July 1, 2018 (fiscal 2019). The two permitted transition methods are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized in the earliest period shown; or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We will adopt the standard using the modified retrospective method.

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

2. Acquisition

On January 31, 2018, Meredith completed its acquisition of all the outstanding shares of Time Inc. (Time) for $18.50 per share, for a total transaction value of $3.2 billion, including the repayment of Time's outstanding debt. As part of the acquisition, Meredith also repaid its outstanding debt. These transactions were funded through a combination of borrowings under the Company's new $1.8 billion secured term loan facility, the issuance of $1.4 billion of senior unsecured notes, the issuance of preferred equity, and cash on hand (refer to Note 7 for additional long-term debt information and Note 11 for additional information on the preferred equity).

In accordance with the merger agreement, certain of Time's outstanding restricted stock units, performance stock units, and in-the-money stock options were immediately vested, converted into the right to receive $18.50 per share and paid in cash. The value of these awards was apportioned between total purchase price consideration and immediate expense. This expense is included in the restructuring, acquisition, and integration line on the Condensed Consolidated Statements of Earnings (Loss). Additionally, certain of Time's outstanding stock options and restricted stock units were converted into mirror awards exercisable or earned in Meredith common stock. The conversion was based on a ratio of $18.50 to the volume-weighted average per share closing price for Meredith’s stock on the ten consecutive trading days ended on the complete trading day immediately prior to the acquisition closing date. The value of these awards was apportioned between total purchase price consideration and unearned compensation to be recognized over the remaining original vesting periods of the awards.

The following table summarizes the aggregate purchase price consideration paid to acquire Time:

(In millions)
Consideration paid to Time shareholders	$1,860.7
Repayment of Time's outstanding debt, including prepayment penalty	1,327.9
Cash consideration issued to settle outstanding share-based equity awards	37.6
Total cash consideration	3,226.2
Share-based equity awards issued to settle outstanding share-based equity awards	33.8
Total consideration issued	3,260.0
Portion of cash settlement of outstanding share-based equity awards recognized as expense	(9.2)
Portion of share-based equity awards issued to be recognized as an expense, primarily through fiscal 2021	(24.0)
Total purchase price consideration	$3,226.8

This transaction created a premier media and marketing company serving 175 million American consumers. Meredith's brands will now have a readership of more than 120 million and paid circulation of nearly 45 million. The acquisition also increased Meredith's digital position with approximately 140 million monthly unique visitors in the United States. The majority of Time's operations are reported in Meredith's national media segment.

The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired and liabilities assumed were based on management’s preliminary estimates of the respective fair values of Time’s net assets. The estimated fair values of net assets and resulting goodwill are subject to the Company finalizing its analysis of the fair value of Time’s assets and liabilities as of the acquisition date. This allocation is subject to change pending the final valuation of these assets and liabilities. In addition, information unknown at the time of the Time acquisition could result in adjustments to the respective fair values and resulting goodwill. Differences between the preliminary and final estimated fair values could be material. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value and reallocate the purchase price.

(In millions)
Cash and cash equivalents	$399.9
Accounts receivable	296.1
Inventory	22.8
Assets held-for-sale	1,103.6
Other current assets	61.3
Current assets	1,883.7
Property, plant, and equipment	302.2
Other assets	94.3
Intangible assets	1,107.8
Total identifiable assets acquired	3,388.0
Accounts payable	140.0
Accrued liabilities	193.0
Current portion of unearned revenues	192.3
Liabilities associated with assets held-for-sale	315.7
Total current liabilities	841.0
Unearned revenues	41.7
Deferred income taxes	225.8
Other noncurrent liabilities	98.1
Total liabilities assumed	1,206.6
Total identified net assets	2,181.4
Goodwill	1,045.4
Net assets acquired	$3,226.8

The following table provides details of the acquired intangible assets (based on the preliminary assessment of the fair value of assets acquired):

(In millions)
Intangible assets subject to amortization
Customer relationships	$278.1
Advertiser relationships	167.0
Trademarks	11.7
Total	456.8
Intangible assets not subject to amortization
Trademarks	651.0
Intangible assets, net	$1,107.8

The weighted average useful life of customer relationships is 6 years, advertiser relationships is 3 years, and amortizing trademarks is 20 years. Due to the timing of the acquisition and the complexities involved with determining fair value of the intangible assets acquired, the Company has not yet completed the valuation of the identified intangibles. The preliminary purchase price allocation has been developed based on preliminary estimates of fair values. Therefore, there may be adjustments made to the purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives, and associated amortization recorded.

Goodwill is attributable primarily to expected synergies and the assembled workforces. Of total goodwill recorded of $1.0 billion, $92.1 million is expected to be deductible for income tax purposes.

Transaction and integration costs incurred by Meredith were $12.1 million in the second quarter of fiscal 2018. Transaction and integration costs incurred by Meredith were $40.8 million in the third quarter of fiscal 2018. These costs are included in the restructuring, acquisition, and integration line in the Condensed Consolidated Statements of Earnings (Loss).

The following table presents the amounts of Time's revenue and earnings included in Meredith's Condensed Consolidated Statements of Earnings (Loss) since the date of the acquisition for the three and nine months ended March 31, 2018 and 2017. Also presented are the unaudited pro-forma consolidated results of operations – revenues, net earnings (loss), and diluted net earnings (loss) per share of the combined entity for the three and nine months ended March 31, 2018 and 2017, as if the acquisition had occurred on July 1, 2016, the beginning of fiscal 2017:

	Three Months		Nine Months
Periods ended March 31,	2018	2017	2018	2017
(In millions except per share data)
Actual Time total revenues	$244.9	$—	$244.9	$—
Actual Time net loss	(78.8)	—	(78.8)	—

Pro-forma total revenue	757.6	846.6	2,497.0	2,760.0
Pro-forma net earnings (loss)	(136.9)	4.9	135.7	42.7
Pro-forma diluted net earnings (loss) per share	(3.48)	(0.32)	1.71	(0.30)

The unaudited pro-forma consolidated results above are based on the historical financial statements of Meredith and Time and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed on July 1, 2016 (the beginning of the 2017 fiscal year), and are not indicative of the future operating results of the combined company. This pro-forma financial information is based upon preliminary purchase price allocations and various assumptions and estimates.The pro-forma consolidated results of operations include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired. The pro-forma totals above also reflect the impact of transactions made to finance the acquisition (see Note 7 and Note 11) and exclude historical interest of each entity and the prepayment penalty. The impact of the discontinued operations have been removed from pro-forma revenue for each of the periods presented. Historical intercompany transactions between Meredith and Time have also been removed. Transaction and integration costs related to the acquisition of Time have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature. The pro-forma net earnings (loss) were also adjusted for the tax effects related to the other pro-forma adjustments.

Included within the pro-forma results above, are $14.5 million and $191.0 million of impairment charges for long-lived assets for the nine months ended March 31, 2018, and 2017, respectively. There were no impairment charges for long-lived assets during the three months ended March 31, 2018 and 2017. The pro-forma results above also include restructuring charges related to this transaction of $142.3 million for the three and nine months ended March 31, 2018. There were no restructuring charges related to the acquisition recorded in the three and nine months ended March 31, 2017.

3. Inventories

Major components of inventories are summarized below. Inventories consist mainly of paper, editorial content, books, and other merchandise and are stated at the lower of cost or estimated net realizable value. Cost is determined using the first-in, first-out method for books and the weighted average cost method for paper and other merchandise.

Effective January 1, 2018, the Company prospectively changed its method of accounting for paper inventory from the last-in first-out (LIFO) method to the weighted average cost method. Of total net inventory values shown, 65 percent were under the LIFO method at June 30, 2017.

(In millions)	March 31, 2018	June 30, 2017
Raw materials	$29.4	$13.4
Work in process	11.9	8.7
Finished goods	2.1	1.1
	43.4	23.2
Reserve for LIFO cost valuation	—	(1.3)
Inventories	$43.4	$21.9

4. Discontinued Operations / Assets Held-for-Sale

Disposals and Discontinued Operations

A disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria to be classified as held-for-sale. When all of the criteria to be classified as held-for-sale are met, including management having the authority to approve the action and committing to a plan to sell the entity, the major assets and liabilities are to be reported as components of total assets and liabilities separate from those balances of the continuing operations. The Condensed Consolidated Statement of Earnings (Loss) reported for current and prior periods shall report the results of operations of the discontinued operation, including any gain or loss recognized, in the period in which a discontinued operation either has been disposed of or is classified as held-for-sale. The results of all discontinued operations, less applicable income taxes (benefit), shall be reported as a component of net earnings (loss) separate from the net earnings (loss) of continuing operations.

Prior to the Company's acquisition of Time, Time entered into an agreement to sell the Golf brand. This sale closed in February 2018. Revenue and expenses, along with associated taxes, for the Golf brand were included in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss).

On February 23, 2018, the Company entered into an agreement to sell Time Inc. (UK) Ltd (TIUK), a U.K. multi-platform publisher with approximately 60 brands. The sale closed in March 2018. Revenue and expenses, along with associated taxes, for TIUK were included in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss).

In connection with the sale of TIUK, a liability for $9.3 million was recorded in other liabilities in connection with a lease guarantee by Time. The guarantee is related to a lease of office space in the U.K. through December 31, 2025. The Company is only obligated to pay for the lease guarantee in the event that TIUK fails to perform under the lease agreement. If TIUK fails to perform under the lease agreement, the maximum lease guarantee obligation for which the Company would be liable is approximately $84.1 million as of March 31, 2018. The Company has assessed that it is unlikely that TIUK will not perform its obligations under the lease.

The Company announced after the acquisition that it is exploring the sale of the TIME, Sports Illustrated, Fortune, and Money affiliated brands and its investment in Viant Technology LLC (Viant). Management expects these sales to close during calendar 2018. In accordance with accounting guidance, a business that, on acquisition, or within a short period following the acquisition (usually within three months), meets the criteria to be classified as held-for-sale is also considered a discontinued operation. As all the required criteria for held-for-sale classification were met, the assets and liabilities related to these operations have been included as assets and liabilities held-for-sale in the Condensed Consolidated Balance Sheets as of March 31, 2018. The revenue and expenses, along with associated taxes, for these operations were included in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings (Loss).

The Company does not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense related to the debt that will be repaid with the proceeds from the sale of Viant and the TIME, Sports Illustrated, Fortune, Money, and affiliated brands.

Amounts applicable to discontinued operations in the Condensed Consolidated Statements of Earnings (Loss) are as follows:

Periods ended March 31, 2018	Three Month	Nine Months
(In millions except per share data)
Revenues	$134.3	$134.3
Costs and expenses	(133.8)	(133.8)
Interest expense	(5.2)	(5.2)
Loss on disposal	(11.9)	(11.9)
Loss before income taxes	(16.6)	(16.6)
Income taxes	1.9	1.9
Loss from discontinued operations, net of income taxes	$(14.7)	$(14.7)
Loss per share from discontinued operations
Basic	$(0.33)	$(0.32)
Diluted	(0.33)	(0.32)

The discontinued operations did not have depreciation, amortization, capital expenditures or significant non-cash investing items for the period from acquisition through March 31, 2018. Share based compensation expense of $2.3 million is included in the net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2018.

Assets Held-for-Sale

The Company classifies assets as being held-for-sale when the following criteria are met: management has committed to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long lived assets that are classified as held-for-sale are recorded at the lower of carrying value or fair value less costs to sell. Fair value is based on current market values or discounted future cash flows using Level 3 inputs determined based on the Company's experience and knowledge of the market, including the use of advisers. The key assumptions used to determine the fair value include discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used is based on several factors including a weighted average cost of capital analysis, and adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates of the undiscounted cash flows attributable to the assets and include only future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the assets. Royalty rates are based on comparable licensing agreements and revenue growth rates are based on industry knowledge and historical performance. Property and equipment are not depreciated, and intangibles assets are not amortized once classified as held-for-sale. The assets and liabilities that are deemed held-for-sale are classified as current based on the anticipated disposal date.

In March 2018, the Company announced an agreement to sell Meredith Xcelerated Marketing (MXM). This transaction closed in May 2018. The assets and liabilities related to these operations have been reclassified and are included as assets and liabilities held-for-sale in the Condensed Consolidated Balance Sheets as of March 31, 2018. The Company did not report the operations of MXM as discontinued operations as the sale does not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

The results of MXM are included within continuing operations within the Condensed Consolidated Statements of Earnings (Loss). The earnings from continuing operations before income taxes related to MXM were $0.4 million and $4.6 million for the three-month periods ended March 31, 2018, and 2017, respectively, and $0.6 million and $5.8 million for the nine-month periods ended March 31, 2018, and 2017, respectively.

The following table presents the major components which are included in assets and liabilities held-for-sale (including TIME, Sports Illustrated, Fortune, Money, Viant, and MXM):

(in millions)	March 31, 2018
Current assets
Cash and cash equivalents	$12.4
Accounts receivable, net	112.5
Inventories	1.9
Other current assets	7.6
Total current assets	134.4
Net property, plant, and equipment	14.3
Other assets	4.1
Intangible assets, net	110.5
Goodwill	632.8
Total assets held-for-sale	$896.1

Current liabilities
Accounts payable	$46.4
Accrued expenses and other liabilities	18.3
Current portion of unearned revenues	101.9
Total current liabilities	166.6
Unearned revenues	33.6
Other noncurrent liabilities	3.8
Total liabilities associated with assets held-for-sale	$204.0

The Company has announced the closure of Time Customer Service (TCS) in Tampa, Florida. As of March 31, 2018, TCS did not meet the criteria above for held-for-sale or discontinued operations treatment.

Other Dispositions

Effective July 1, 2017, Meredith's national media group sold a 70 percent interest in Charleston Tennis LLC, which operates the Family Circle Tennis Center, to an unrelated third party. In return, Meredith received $0.6 million in cash and a note receivable for $8.5 million. The note receivable is due in annual installments over a period of 8 years. At March 31, 2018, there was $3.4 million in unamortized discount and an allowance of $2.9 million recorded against the note. This transaction generated a gain of $3.3 million, which was recorded in the selling, general, and administrative line of the Condensed Consolidated Statements of Earnings (Loss). Of this gain, $1.0 million related to the remeasurement of the retained investment. As Meredith retains a 30 percent interest, has a seat on the board, and has approval rights over certain limited matters, Meredith now accounts for this investment under the equity method of accounting.

5. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	March 31, 2018			June 30, 2017
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$180.8	$(22.7)	$158.1	$18.6	$(15.5)	$3.1
Customer relationships	282.3	(10.7)	271.6	7.3	(3.4)	3.9
Trademarks	11.7	(0.1)	11.6	—	—	—
Other	21.3	(11.1)	10.2	22.3	(9.8)	12.5
Local media
Network affiliation agreements	229.3	(147.1)	82.2	229.3	(142.2)	87.1
Retransmission agreements	27.9	(13.9)	14.0	27.9	(10.7)	17.2
Other	1.7	(0.7)	1.0	1.7	(0.5)	1.2
Total	$755.0	$(206.3)	548.7	$307.1	$(182.1)	125.0
Intangible assets not
subject to amortization
National media
Internet domain names			7.8			7.8
Trademarks			779.2			147.9
Local media
FCC licenses			675.2			675.2
Total			1,462.2			830.9
Intangible assets, net			$2,010.9			$955.9

Amortization expense was $32.9 million and $14.4 million for the nine months ended March 31, 2018 and 2017, respectively. Annual amortization expense for intangible assets is expected to be as follows: $47.5 million in fiscal 2018, $136.2 million in fiscal 2019, $121.5 million in fiscal 2020, $75.8 million in fiscal 2021, and $40.8 million in fiscal 2022.

During the second quarter of fiscal 2018, Meredith made the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather including it as a feature within Parents magazine. This decision was determined to be a triggering event requiring Meredith to evaluate the trademarks within our Parents Network for impairment. The fair value of the trademarks are determined based on significant inputs not observable in the market. The reduction in advertising revenue caused by the discontinuation of Fit Pregnancy and Baby magazine, as well as updated revenue projections for the Parents Network resulted in an impairment to the trademarks. As such, during the prior quarter, the national media segment recorded a non-cash impairment charge of $19.8 million to partially impair the trademarks within our Parents Network. This impairment charge is recorded in the impairment of long-lived assets line in the Condensed Consolidated Statements of Earnings (Loss).

Changes in the carrying amount of goodwill were as follows:

Nine months ended March 31,	2018			2017
(In millions)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period
Goodwill	$943.8	$80.6	$1,024.4	$931.3	$68.7	$1,000.0
Accumulated impairment losses	(116.9)	—	(116.9)	(116.9)	—	(116.9)
Total goodwill	826.9	80.6	907.5	814.4	68.7	883.1
Activity during the period
Transfer to assets held-for-sale	(54.9)	—	(54.9)	—	—	—
Acquisitions	1,045.4	—	1,045.4	—	—	—
Acquisition adjustments	0.1	—	0.1	12.3	—	12.3
Balance at end of period
Goodwill	1,934.4	80.6	2,015.0	943.6	68.7	1,012.3
Accumulated impairment losses	(116.9)	—	(116.9)	(116.9)	—	(116.9)
Total goodwill	$1,817.5	$80.6	$1,898.1	$826.7	$68.7	$895.4

See Note 2 for information regarding the acquisition of Time, and Note 4 for information regarding the assets held-for-sale.

6. Restructuring Accrual

As part of the Company's plan to realize cost synergies from its acquisition of Time, in the third quarter of fiscal 2018, management committed to a performance improvement plan to reduce headcount by approximately 1,800 employees, primarily in the national media group and unallocated corporate departments. In connection with this plan, the Company recorded pre-tax restructuring charges of $94.2 million for severance and related benefit costs related to the involuntary termination of employees. These costs and write-downs are recorded in the restructuring, acquisition, and integration line of the Condensed Consolidated Statements of Earnings (Loss). The headcount reductions are expected to be completed by January 2019.

Details of the severance and related benefit costs by segment for this performance improvement plan are as follows:

For the three and nine months ended March 31, 2018	Amount Accrued in the Period	Total Amount Expected to be Incurred
(in millions)
National media	$36.3	$37.5
Local media	0.8	0.8
Unallocated Corporate	57.1	63.1
	$94.2	$101.4

During the second quarter of fiscal 2018, management committed to a performance improvement plan including the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather including it as a feature within Parents magazine and other restructurings. These actions resulted in selected workforce reductions primarily in our national media group. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $3.1 million, including $3.0 million for severance and related benefit costs related to the involuntary termination of employees and other write-downs of $0.1 million. The majority of severance costs are being paid out over a 12-month period. The plan affected approximately 90 employees. These costs and write-downs are recorded in the restructuring, acquisition, and integration line of the Condensed Consolidated Statements of Earnings (Loss).

During the second quarter of fiscal 2017, management committed to a performance improvement plan that included selected workforce reductions primarily in our national media group. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $8.0 million including $7.5 million for severance and related benefit costs related to the involuntary termination of employees and other accruals of $0.2 million. The majority of severance costs have been paid out. The plan affected approximately 125 employees. These costs and write-downs are recorded in the restructuring, acquisition, and integration line of the Condensed Consolidated Statements of Earnings (Loss).

Details of changes in the Company's restructuring accrual are as follows:

	Employee Terminations	Other Exit Costs	Total	Employee Terminations
Nine months ended March 31,	2018	2018	2018	2017
(In millions)
Balance at beginning of period	$8.7	$—	$8.7	$7.4
Accrual on Time's opening balance sheet	38.5	6.6	45.1	—
Accruals	97.2	0.3	97.5	7.5
Cash payments	(18.4)	(0.5)	(18.9)	(6.2)
Reversal of excess accrual	(0.3)	—	(0.3)	—
Balance at end of period	$125.7	$6.4	$132.1	$8.7

As of March 31, 2018, of the $132.1 million liability, $96.7 million was classified as current liabilities on the Condensed Consolidated Balance Sheet, with the remaining $35.4 million classified as noncurrent liabilities. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and relate primarily to severance costs.

7. Long-term Debt

Long-term debt consisted of the following:

	March 31, 2018
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due 1/31/2025	$1,800.0	$(34.7)	$1,765.3
Revolving credit facility of $350 million, due 1/31/2023	—	—	—
Senior Unsecured Notes
6.875% senior notes, due 2/1/2026	1,400.0	(27.1)	1,372.9
Total long-term debt	3,200.0	(61.8)	3,138.2
Current portion of long-term debt	(18.0)	0.4	(17.6)
Long-term debt	$3,182.0	$(61.4)	$3,120.6

	June 30, 2017
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/20/2017	$75.0	$—	$75.0
Revolving credit facility of $200 million, due 11/30/2021	85.0	—	85.0
Term loan due 11/30/2021	240.6	(2.0)	238.6
Private placement notes
3.04% senior notes, due 3/1/2018	50.0	—	50.0
Floating rate senior notes, due 12/19/2022	100.0	(0.2)	99.8
Floating rate senior notes, due 2/28/2024	150.0	(0.2)	149.8
Total long-term debt	700.6	(2.4)	698.2
Current portion of long-term debt	(62.5)	—	(62.5)
Long-term debt	$638.1	$(2.4)	$635.7

On January 31, 2018, in connection with the Company's acquisition of Time, the Company repaid and terminated its existing indebtedness. In connection with the payoff of this indebtedness, Meredith recognized a loss on extinguishment of debt of $2.2 million. Also in conjunction with the repayment of debt, the Company settled the associated interest rate swap agreements and recognized a gain on the settlement of $1.6 million. The loss on extinguishment of debt and gain on the settlement of the swaps are both presented in the interest expense, net line in the Condensed Consolidated Statements of Earnings (Loss).

In connection with the acquisition, on January 31, 2018, the Company entered into new credit arrangements with a total capacity of $3.6 billion comprised of a variable-rate credit facility and senior unsecured notes. The variable-rate credit facility includes a secured term loan (Term Loan B) with $1.8 billion of aggregate principal and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. All available capacity under the revolving credit facility is currently undrawn. The Term Loan B matures in 2025 and amortizes at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest are due and payable. The interest rate under the Term Loan B is based on LIBOR plus a spread ranging from 2.5 percent to 3.0 percent. Presently, the Term Loan B is bearing interest at a rate of LIBOR plus 3.0 percent, or 4.88 percent at March 31,

2018. The revolving credit facility has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate credit facility are derived from a leverage-based pricing grid. The senior unsecured notes have an aggregate principal of $1.4 billion maturing in 2026 (2026 Senior Notes) with an interest rate of 6.875 percent per annum. Total outstanding principal is due at the final maturity date.

In connection with the issuance of this indebtedness, the Company incurred $14.7 million of deferred financing costs and $56.0 million of discount costs that are being amortized over the lives of the respective facilities.

During the third quarter, we also incurred a $17.5 million bridge loan commitment fee. The fee is presented in the interest expense, net line in the Condensed Consolidated Statements of Earnings (Loss).

8. Commitments and Contingent Liabilities

Legal Proceedings

In the ordinary course of business, we are defendants in or parties to various legal claims, actions, and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration, or adjudication, and involve a variety of areas of law. Time, which is now a wholly-owned subsidiary, previously reported on, and we update below, the following legal proceedings.

On October 26, 2010, the Canadian Minister of National Revenue denied the claims by Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) (TIR) for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency (CRA), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. Beginning in 2015, the collections department of the CRA requested payment of both assessments plus accrued interest or the posting of sufficient security. In each instance, TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection. On February 8, 2016, the Company filed an application for a remission order with the International Trade Policy Division of Finance Canada to seek relief from the assessments and the CRA’s collection efforts. The matter is currently subject to a proceeding in the Tax Court of Canada to resolve the issue of whether TIR or the publishers are entitled to the input tax credits. On March 31, 2017, the Company and the CRA jointly proposed a timetable for the completion of certain pre-trial steps related to this matter, which was approved by the Tax Court. In accordance with the timetable, on April 28, 2017, TIR filed an Amended Notice of Appeal of the assessments. The parties are currently engaged in discovery. Including interest accrued on both reassessments, the total reassessment by the CRA for the years 2006 to 2010 was C$91 million as of November 30, 2015.

In July 2017 and November 2017, Time received subpoenas from the Enforcement Division of the staff of the SEC requiring Time to provide documents relating to its accounting for goodwill and asset impairments, restructuring and severance costs, and its analysis and reporting of Time's segments. The Company is cooperating with the SEC in the investigation. Management cannot at this time predict the eventual scope or outcome of this matter.

We establish an accrued liability for specific matters, such as a legal claim, when we determine both that a loss is probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. In view of the inherent difficulty of predicting the outcome of litigation, claims and other matters, we often cannot predict what the eventual outcome of a pending matter will be, or what the timing or results of the ultimate resolution of a matter will be. Accordingly, for the matters described above, we are unable to predict the outcome or reasonably estimate a range of possible loss.

Income Tax Uncertainties

The Company's operations are subject to tax in various domestic and international jurisdictions and are regularly audited by federal, state, local, and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and we do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our financial condition, future results of operations, or liquidity. In connection with the spin-off of Time from Time Warner, Inc. (Time Warner), Time entered into a tax Matters Agreement with Time Warner that may require us to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off.

9. Income Taxes

For the third quarter of fiscal 2018, Meredith recorded a tax benefit of $30.2 million for an effective tax rate of 24.0 percent. In the prior year third quarter, the Company recorded income tax expense of $25.6 million for an effective tax rate of 39.2 percent. The effective tax rate for the three months ended March 31, 2018, was lower than the prior-year quarter due to reduction in the statutory federal tax rate resulting from the Tax Reform Act offset in part by non-deductible expenses including transaction costs. For the nine months ended March 31, 2018, Meredith recorded an income tax benefit of $139.0 million reflecting the remeasurement of the Company’s deferred tax assets and liabilities and a reduced tax rate as a result of the Tax Reform Act. In the first nine months of the prior year, the Company recorded income tax expense of $81.0 million for an effective rate of 35.8 percent.

The Tax Reform Act was signed into law on December 22, 2017. The Tax Reform Act significantly changed the United States (U.S.) corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35 percent to 21 percent effective for taxable years beginning on or after January 1, 2018, while also repealing the deduction for domestic production activities. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law is enacted.

Under the Tax Reform Act, a blended federal rate of 28 percent applies retroactive to the beginning of Meredith's fiscal 2018. Also as a result of the Tax Reform Act, Meredith remeasured its deferred tax assets, deferred tax liabilities, and tax reserves during its second fiscal quarter, resulting in a net tax benefit of $133.0 million. As the Company is projecting a net operating loss for the fiscal year ending June 30, 2018, deferred tax assets and liabilities expected to be recognized in the fiscal year ending June 30, 2018, and after were remeasured using the 21 percent U.S. corporate tax rate.

In December 2017, the SEC staff issued SAB 118, which provides guidance regarding how a company is to reflect provisional amounts when necessary information is not yet available, prepared, or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Reform Act. The tax benefits recorded through the fiscal 2018 third quarter, which represent all known and estimable impacts of the Tax Reform Act, reflect provisional amounts based on the Company’s current best estimates. These provisional amounts incorporate assumptions made based upon the Company’s current interpretations of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance, and as data becomes available allowing a more precise scheduling of the deferred tax assets and liabilities including those related to intangible assets, fixed assets, and employee compensation. Adjustments to these provisional amounts will be included in income from operations as an adjustment to tax expense in future periods. The Company did not make any adjustments to the provisional amounts recorded due to the Tax Reform Act during the quarter ended March 31, 2018. The Company continues to evaluate the provisions as well as additional guidance that was issued during the quarter and expects to complete its accounting for the impacts of the Tax Reform Act during the one-year measurement period.

Effective July 1, 2017, the Company adopted new accounting guidance related to share-based compensation. Under this new guidance, excess tax benefits and deficiencies are to be recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. As such, we recognized an excess tax benefit of $2.1 million as a credit to income tax expense in our Condensed Consolidated Statements of Earnings (Loss) in the first quarter of fiscal 2018 as the majority of the Company's annual share-based grants vest in the first quarter of each fiscal year. In the second quarter of fiscal 2018, an additional $1.0 million was recorded as a credit to income tax expense primarily for options exercised during the quarter. However, as a result of the change in the federal corporate tax rate due to the Tax Reform Act, these amounts were reduced in the aggregate by $0.6 million in the second quarter of fiscal 2018.

Additionally, for the third quarter and first nine months of fiscal 2018, the Company incurred $4.7 million and $12.5 million, respectively, of non-deductible investment banking, legal, accounting, and other professional fees and expenses related to the acquisition of Time.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could change by $15.3 million as a result of effective tax settlements as well as expiration of statute of limitations.

10. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs for Meredith's domestic plans:

	Three Months		Nine Months
Periods ended March 31,	2018	2017	2018	2017
(In millions)
Pension benefits
Service cost	$3.2	$3.2	$9.8	$9.4
Interest cost	1.5	1.2	4.4	3.7
Expected return on plan assets	(2.6)	(2.3)	(7.8)	(6.9)
Prior service cost amortization	0.1	—	0.2	0.1
Actuarial loss amortization	0.5	0.9	1.5	2.7
Net periodic benefit costs	$2.7	$3.0	$8.1	$9.0

Postretirement benefits
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Prior service credit amortization	(0.1)	(0.1)	(0.3)	(0.3)
Actuarial gain amortization	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit credit	$(0.1)	$(0.1)	$(0.2)	$(0.2)

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

International Defined Benefit Pension Plans
With the acquisition of Time, the Company is now a sponsor of various international funded and unfunded defined benefit plans, including plans in the United Kingdom, Netherlands, and Germany. Pension benefits under these international plans are based on formulas that reflect the employees' years of service and compensation during their employment period.

Obligations and Funded Status
The following tables present changes in, and components of, the international defined benefit pension plans utilizing a measurement date of February 1, 2018:

Change in benefit obligation	March 31, 2018
(In millions)
Projected benefit obligation, February 1, 2018	$828.4
Interest cost	3.2
Benefits paid	(2.5)
Projected benefit obligation, March 31, 2018	829.1
Accumulated benefit obligation, March 31, 2018	$829.1

Change in plan assets	March 31, 2018
(In millions)
Fair value of plan assets, February 1, 2018	$861.6
Actual return on plan assets	7.3
Employer contributions	86.8
Benefits paid	(2.5)
Fair value of plan assets, March 31, 2018	$953.2

In connection with the sale of TIUK, we contributed £60.0 million to the IPC Media Pension Scheme (IPC Plan) defined benefit pension plan in the UK. We retained the pension plan in the sale of TIUK.

Accumulated Benefit Obligation
The accumulated benefit obligation for funded and unfunded international plans as of March 31, 2018 is as follows:

	Funded Plans	Unfunded Plans	Total Plans
(In millions)
Accumulated benefit obligation	$817.6	$11.5	$829.1

Projected benefit obligation	$817.6	$11.5	$829.1
Fair value of plan assets	953.2	—	953.2
Funded status	$135.6	$(11.5)	$124.1

Components of Net Periodic Benefit Income
Components of net periodic benefit income for the two months ended March 31, 2018 were as follows:

Components of net periodic benefit income	March 31, 2018
(In millions)
Interest cost	$3.2
Expected return on plan assets	(7.3)
Net periodic benefit income	$(4.1)

Assumptions
Weighted-average assumptions used to determine benefit obligations and net periodic benefit costs for the two months ended March 31, 2018 were as follows:

	Benefit Obligations	Net Periodic Benefit Costs
Discount rate	2.57%	2.57%
Rate of compensation increase	n/a	n/a
Expected long-term return on plan assets [1]	n/a	4.90%
n/a - Not applicable [1] Expected long-term return on plan assets is not applicable as to unfunded pension plans.

Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets and a discount rate. In developing the expected long-term rate of return on plan assets, we considered long-term historical rates of return, our plan asset allocations as well as the opinions and outlooks of investment professionals and consulting firms. Returns projected by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year. The expected long-term rate of return determined on this basis was 4.90 percent at February 1, 2018.

The value (market-related value) of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years. Based on the composition of our assets at the the valuation date, we estimated our 2019 expected long-term rate of return to be 4.90 percent.

Historically, Time has estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The discount rates on our international plans were determined by matching the plan’s liability cash flows to rates derived from high-quality corporate bonds available at the measurement date. To determine our discount rate used to measure our benefit obligations, we projected cash flows based on annual accrued benefits. For active participants, the benefits under the respective pension plans were projected to the date of expected termination. The projected plan cash flows were discounted to the measurement date, which was January 31, 2018, using the annual spot rates derived from high-quality corporate bonds available at the measurement date. A single discount rate was then computed so that the present value of the benefit cash flow equaled the present value computed using the rate curves. This single discount rate was then used to compute the service and interest cost components of net periodic pension benefit cost.

The percentage of actual asset allocations of our funded international pension plans at March 31, 2018, by asset category, were as follows:

Actual asset allocations of funded pension plans	March 31, 2018
Equity securities	30%
Debt securities	17%
Other [1]	53%
Total	100%
[1] Other primarily includes pooled investment funds.

Fair Value of Plan Assets
The following table sets forth by level, within the fair value hierarchy described in Note 13, the assets held by our international defined benefit pension plans, as of March 31, 2018:

March 31, 2018	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Pooled investment funds
Equity securities	$285.4	$—	$285.4	$—
Fixed income securities	157.5	—	157.5	—
Other	496.2	—	496.2	—
Guaranteed investment contract	14.1	—	14.1	—
Total	$953.2	$—	$953.2	$—

We utilize primarily the market approach for determining recurring fair value measurements. Our international pension plan investments are held primarily in pooled investment funds where fair value has been determined using net asset values at period end. The remainder of our pension assets are held through a guaranteed investment contract where fair value has been determined based on the higher of the surrender value of the contract or the present value of the underlying bonds based on a discounted cash flow model.

Target asset allocations for our defined benefit pension plans as of March 31, 2018, were 30 percent equity securities, 17 percent fixed income securities, and 53 percent other investments.

Expected Cash Flows
After considering the funded status of our international defined benefit pension plans, movements in the discount rate, investment performance, and related tax consequences, we may choose to make contributions to our pension plans in any given year. We made cash contributions of $86.8 million to our funded defined benefit pension plans during the two months ended March 31, 2018. For our unfunded plans, contributions will continue to be made to the extent benefits are paid.

Information about the expected benefit payments for our international defined benefit plans is as follows:

Years ended June 30,	Pension Benefits
(In millions)
Remainder of 2018	$26.1
2019	14.5
2020	15.5
2021	17.4
2022	18.8
2023	19.7
2024 through 2028	118.6

11. Redeemable Series A Preferred Stock

Effective January 30, 2018, out of the total authorized number of 5,000,000 shares of preferred stock, par value $1.00 per share, the Company designated a series of 2,500,000 shares which was issued in and constitute a single series known as “Series A Preferred Stock” with each share having an initial stated value of $1,000 per share (the Series A preferred stock).

On January 31, 2018, in exchange for a preferred equity investment of $650.0 million, Meredith issued 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock as well as detachable warrants to purchase up to 1,625,000 shares of Meredith's common stock with an exercise price of $1.00 per share and options to purchase up to 875,000 shares of Meredith's common stock with an exercise price of $70.50 per share.

The Company has classified the Series A preferred stock as temporary equity in the Condensed Consolidated Balance Sheets. The Company allocated the net proceeds of $631.0 million ($650.0 million aggregate gross proceeds received less $19.0 million in transaction costs) based on the relative aggregate fair values on the date of issuance as follows: $103.1 million to the warrants, $12.5 million to the options, and $515.4 million to the Series A preferred stock. The discount on the Series A preferred stock is being accreted using the effective interest method to retained earnings as a deemed dividend from the date of issuance through the seventh anniversary of the issuance date (i.e., the date the Series A preferred stock becomes convertible).

The Series A preferred stock is non-callable during the first three years after issuance provided that Meredith may, at its option, subject to the terms of the preferred stock, redeem all or any portion of the Series A preferred stock in cash during such three-year period, if Meredith declares as a dividend and pays in cash an amount equal to 6 percent of the Accrued Stated Value of the Series A preferred stock as of the redemption date plus an amount, if any, equal to dividends to the third year present valued at a discount rate based on a U.S. Treasury notes with a maturity closest to the date that is three years after the issuance date, plus 50 basis points. The Accrued Stated Value is an amount equal to: (i) the Stated Value ($1,000 multiplied by the number of shares of Series A preferred stock outstanding); plus (ii) any accrued and unpaid dividends thereof (including any accumulated dividends).

From and after the third anniversary of the issuance date of the Series A preferred stock, Meredith may redeem all or any portion of the Series A preferred stock in cash for an amount equal to (i) the Call Premium (defined below), plus (ii) the Accrued Stated Value of the Series A preferred stock as of the redemption date.

The Call Premium is an amount equal to the difference of (a) (i) the Accrued Stated Value of the Series A preferred stock as of the redemption date, multiplied by (ii) (a) if such redemption occurs during the fourth or fifth year after issuance, 106 percent, (b) if such redemption occurs during the sixth year after issuance, 103 percent, and (c) if such redemption occurs after the sixth year after issuance, 100 percent, minus (b) the Accrued Stated Value as of the redemption date.

In connection with any partial redemption by Meredith, Meredith may not redeem Series A preferred stock in an amount less than $50.0 million of the Accrued Stated Value of the Series A preferred stock nor effect any redemption resulting in less than $100.0 million of the Accrued Stated Value of the Series A preferred stock remaining outstanding.

From and after the seventh anniversary of the issuance date, the holders of the Series A preferred stock may elect to convert some or all of the Series A preferred stock into Meredith common stock at a ratio based on its Accrued Stated Value divided by the volume weighted average price of Meredith common stock for the 30 trading days immediately preceding the written notice of conversion.

The Series A preferred stock accrues an annual dividend at either (a) to the extent paid in cash, an amount equal to the Cash Dividend Annual Rate (as set forth in the table below), multiplied by the Stated Value (equal to the number of shares of Series A preferred stock outstanding multiplied by $1,000) or (b) if dividends are not declared and paid in cash, we will deliver additional shares of Series A preferred stock, in kind, by issuing a number of shares equal to (i) the Accrued Dividend Annual Rate (as set forth in the table below), multiplied by the Stated Value for all outstanding shares of Series A preferred stock, divided by (ii) $1,000.

Year	Cash Dividend Annual Rate	Accrued Dividend Annual Rate
Years 1 through 3	8.5%	9%
Year 4	LIBOR plus 850 bps	LIBOR plus 900 bps
Year 5	LIBOR plus 950 bps	LIBOR plus 1000 bps
Year 6 through redemption	LIBOR plus 1050 bps	LIBOR plus 1100 bps

The Series A preferred stock ranks senior to any other class or series of equity, including Meredith’s common stock and class B common stock, with respect to dividend rights and rights upon liquidation. Dividends with respect to any quarter may only be paid all in cash or all in additional shares of Series A preferred stock, and may not be paid in a combination of cash and shares of Series A preferred stock. All Series A preferred stock dividends (regardless of whether paid in additional shares of Series A preferred stock or cash) are prior to and in preference over any dividend on any common stock or class B common stock and will be declared and fully paid before any dividends are declared and paid, or any other distributions or redemptions are made, on any common stock or class B common stock.

12. Earnings Per Common Share

The following table presents the calculations of basic earnings (loss) per common share:

	Three Months		Nine Months
Periods ended March 31,	2018	2017	2018	2017
(In millions except per share data)
Net earnings (loss)	$(110.1)	$39.8	$82.6	$145.6
Net earnings attributable to noncontrolling interests	—	—	—	—
Participating warrant dividend	(0.9)	—	(0.9)	—
Preferred stock dividend	(8.9)	—	(8.9)	—
Accretion of redeemable, convertible Series A preferred stock	(2.9)	—	(2.9)	—
Other securities dividends	(0.3)	—	(0.8)	—
Basic earnings (loss) attributable to Meredith Corporation common shareholders	$(123.1)	$39.8	$69.1	$145.6
		.	.
Weighted average common shares outstanding	45.0	44.7	44.9	44.6
Basic earnings (loss) per common share	$(2.74)	$0.89	$1.54	$3.26

Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

	Three Months		Nine Months
Periods ended March 31,	2018	2017	2018	2017
(In millions except per share data)
Basic weighted-average common shares outstanding	45.0	44.7	44.9	44.6
Dilutive effect of stock options and equivalents	—	0.9	0.6	0.8
Diluted weighted-average shares outstanding	45.0	45.6	45.5	45.4

Diluted earnings (loss) per share attributable to Meredith Corporation common shareholders	$(123.1)	$39.8	$69.6	$145.6
Diluted earnings (loss) per common share	(2.74)	0.87	1.53	3.20

For the three months ended March 31, 2018, 0.7 million convertible preferred shares, 1.1 million warrants, 0.3 million options, 0.3 million common stock equivalents, and 0.2 million shares of restricted stock were not included in the computation of dilutive loss per share. These securities have an antidilutive effect on the loss per share calculation (the diluted loss per share becoming less negative than the basic loss per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted loss per share for the three months ended March 31, 2018.

For the nine months ended March 31, 2018, 0.7 million convertible preferred shares, 0.4 million warrants, and 0.2 million shares of restricted stock were not included in the computation of dilutive loss per share. These securities have an antidilutive effect on the earnings per share calculation (the diluted earnings per share becomes higher than the basic earnings per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per share for the nine months ended March 31, 2018.

For the three months ended March 31, 2018 antidilutive options excluded from the above calculations totaled 1.2 million (with a weighted average exercise price of $62.99). There were no antidilutive options for the three months ended March 31, 2017.

For the nine months ended March 31, 2018 and 2017, antidilutive options excluded from the above calculations totaled 0.6 million (with a weighted average exercise price of $61.40) and 0.3 million (with a weighted average exercise price of $54.30), respectively.

In the nine months ended March 31, 2018 and 2017, options were exercised to purchase 0.5 million and 0.9 million common shares, respectively.

13. Fair Value Measurements

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	March 31, 2018		June 30, 2017
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$35.9	$33.1	$31.7	$30.5
Total long-term debt	3,200.0	3,250.3	700.6	700.7

The fair value of broadcast rights payable was determined using the present value of expected future cash flows discounted at the Company's current borrowing rate with inputs included in Level 3. The fair value of total long-term debt is based on pricing from observable market information in a non-active market, therefore is included in Level 2.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In millions)	March 31, 2018	June 30, 2017
Property, plant, and equipment
Corporate airplanes, held-for-sale	$—	$1.9
Other assets
Interest rate swaps	—	0.2
Accrued expenses and other liabilities
Contingent consideration	25.2	4.0
Interest rate swaps	—	0.6
Other noncurrent liabilities
Contingent consideration	1.4	30.2
Lease guarantees	12.7	—
Deferred compensation plans	26.4	—

The fair values of contingent consideration are significant unobservable inputs and thus represent Level 3 measurements. The key inputs used to determine the fair value of contingent consideration included projected financial performance of acquisitions and a probability-weighted discounted cash flow model. Estimated financial performance is based upon internally developed estimates based on industry knowledge and historical performance. The fair value of the lease guarantees were derived using a probability weighted present value of expected future payments and utilizing the with-and-without approach, for which we used unobservable inputs that are classified as Level 3 under the fair value hierarchy. The fair value of deferred compensation plans is derived from quotes from observable market information, and thus represents a Level 2 measurement. The fair value of interest rate swaps were determined using discounted cash flows derived from market observable inputs including swap curves that are included in Level 2. The corporate airplanes fair value were also based on significant inputs not observable in the market and thus represents a Level 3 measurement.

The following table sets forth the assets measured at fair value on a non-recurring basis:

(In millions)	March 31, 2018	June 30, 2017
Trademarks [1]	$35.9	$—
Investment in Next Issue Media [2]	1.4	—
Total	$37.3	$—

[1]   Represents the fair value of certain national media trademarks that were partially impaired as of December 31, 2017, which were not revalued at March 31, 2018. Trademarks are not considered to be measured at fair market value as of June 30, 2017. For further discussion, refer to Note 5.

[2] Represents the fair value of an equity method investment that was impaired as of March 31, 2018. This investment was not considered to be measured at fair market value as of June 30, 2017.

The fair value of the trademarks are determined based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions used to determine the fair value include discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used is based on several factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure, and includes adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates and the revenue growth rates are based on industry knowledge and historical performance.

Prior to the acquisition of Time, Meredith's investment in Next Issue Media was recorded under the cost method of accounting, but due to the additional ownership obtained as a result of the Time acquisition, Next Issue Media qualified for equity method investment treatment starting February 1, 2018. During the quarter ended March 31, 2018, Next Issue Media received an offer to be acquired by an unrelated third-party. This offer triggered an indicator of an other-than-temporary impairment of the investment. Due to the impairment, Meredith recorded the investment at its fair value of $1.4 million in the Condensed Consolidated Balance Sheet as of March 31, 2018, and in the third quarter of fiscal 2018, recognized a $3.6 million loss from Meredith's share of Next Issue Media's operating losses and a $9.3 million impairment loss. The impairment and operating losses are reported within the non-operating expenses, net line in the Condensed Consolidated Statements of Earnings (Loss).

Details of changes in the fair value of Level 3 contingent consideration, corporate airplanes, trademarks, and the Next Issue Media investment are as follows:

Nine months ended March 31,	2018	2017
(in millions)
Contingent consideration
Balance at beginning of period	$34.2	$56.6
Accrual on Time's opening balance sheet	0.5	—
Additions due to acquisitions	—	7.7
Payments	(4.0)	(10.0)
Change in present value of contingent consideration [1]	(4.1)	(18.4)
Balance at end of period	$26.6	$35.9

Corporate airplanes, held-for-sale
Balance at beginning of period	$1.9	$2.8
Sale of corporate airplanes	(1.9)	—
Balance at end of period	$—	$2.8

Trademarks [2]
Balance at beginning of period	$55.7	$—
Impairment	(19.8)	—
Balance at end of period	$35.9	$—

Investment in Next Issue Media [3]
Balance at beginning of period	$11.0	$—
Additions due to investment and acquisition	3.3	—
Equity method losses	(3.6)	—
Impairment	(9.3)	—
Balance at end of period	$1.4	$—

[1]       Change in present value of contingent consideration is recorded in the selling, general, and administrative expense line on the Condensed Consolidated Statements of Earnings (Loss) and is comprised of changes in estimated earn out payments based on projections of performance and the accretion of the present value discount.

[2]       Represents the fair value of certain national media trademarks as of December 31, 2017, which were partially impaired during the second quarter of fiscal 2018. Not considered to be measured at fair market value as of March 31, 2018, or June 30, 2017. For further discussion, refer to Note 5.

[3] Represents the fair value of an equity method investment, which was impaired during fiscal 2018. Reported as a cost method investment as of June 30, 2017.

14. Financial Information about Industry Segments

Meredith is a diversified media company that utilizes multiple platforms, including broadcast television, print, digital, mobile and video, to deliver the content consumers desire and to deliver the messages of advertising and marketing partners. On the basis of products and services, the Company has established two reportable segments: national media and local media. There have been no changes in the basis of segmentation since June 30, 2017. There have been no material intersegment transactions.

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

The following table presents financial information by segment for the three and nine months ended March 31, 2018:

	Three Months		Nine Months
Periods ended March 31,	2018	2017	2018	2017
(In millions)
Revenues
National media	$479.3	$283.3	$965.8	$790.0
Local media	170.2	142.1	494.2	477.9
Total revenues, gross	649.5	425.4	1,460.0	1,267.9
Intersegment revenue elimination	(0.7)	—	(0.7)	—
Total revenues	$648.8	$425.4	$1,459.3	$1,267.9

Segment profit
National media	$9.0	$41.3	$49.5	$112.2
Local media	38.9	41.2	130.3	168.6
Unallocated corporate	(116.0)	(12.5)	(153.8)	(40.2)
Income (loss) from operations	(68.1)	70.0	26.0	240.6
Non-operating expense, net	(11.8)	—	(11.8)	—
Interest expense, net	(45.7)	(4.6)	(55.9)	(14.0)
Earnings (loss) from continuing operations before income taxes	$(125.6)	$65.4	$(41.7)	$226.6

Depreciation and amortization
National media	$31.4	$4.5	$39.2	$13.3
Local media	7.8	8.4	23.6	26.3
Unallocated corporate	0.8	0.4	2.2	1.1
Total depreciation and amortization	$40.0	$13.3	$65.0	$40.7

The following table presents assets by segment as of March 31, 2018, and June 30, 2017:

(in millions)	March 31, 2018	June 30, 2017
Assets
National media	$5,312.3	$1,487.1
Local media	1,158.1	1,124.8
Unallocated corporate	390.9	117.7
Total assets	$6,861.3	$2,729.6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Meredith's financial condition and results of operations should be read together with Meredith's condensed consolidated financial statements and notes thereto, included elsewhere in this report. When used herein, the terms Meredith, the Company, we, us, and our refer to Meredith Corporation, including consolidated subsidiaries.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the headings "Forward Looking Statements." and "Risk Factors"

EXECUTIVE OVERVIEW

Meredith Corporation has been committed to service journalism for more than 115 years. Today, Meredith uses multiple distribution platforms—including broadcast television, print, digital, mobile, tablets, and video—to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

Meredith operates two business segments: national media and local media. Our national media segment reaches more than 175 million unduplicated American consumers every month, including more than 80 percent of American millennial women. Meredith is the leader at creating content across media platforms in key consumer interest areas such as food, home, parenting, and lifestyle through well-known brands such as Better Homes & Gardens, People, Allrecipes, Parents, and Shape. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. and at walmart.com.

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

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. The national media segment accounted for 66 percent of the Company's $1,459.3 million in revenues in the first nine months of fiscal 2018 while the local media segment contributed 34 percent.

On January 31, 2018, Meredith completed its acquisition of all the outstanding shares of Time Inc. (Time) for $18.50 per share, for a total transaction value of $3.2 billion, including the repayment of Time's outstanding debt. As a result, Time has become a wholly owned subsidiary of Meredith. The combination of Meredith and Time creates a premier media and marketing company serving 175 million American consumers that's positioned for growth across industry-leading digital, television, print, video, mobile, and social platforms. Combined, Meredith's brands now have a readership of more than 120 million and paid circulation of nearly 45 million, with leading positions in celebrity, food, lifestyle, parenting, and home content creation, as well as enhanced positions in the beauty, fashion, and luxury advertising categories. The majority of Time's operations are reported in Meredith's national media segment. February 1, 2018, was the first day of operations for the combined company.

Meredith anticipates generating over $500 million in annual cost synergies within the first two full years of combined operations. Approximately half of these savings are expected to come from reductions in headcount, and the remaining half from savings in vendor contracts, real estate, and other non-headcount-related activities. The Company currently estimates that it will incur costs of approximately $300 million related to integration, which include severance and portfolio alignments, to achieve these synergies. These costs are expected to be spread evenly between the first two years of operations. The Company continues to fully develop its integration plan.

NATIONAL MEDIA

Advertising revenues represented 48 percent of national media's first nine months' revenues. These revenues were generated from the sale of advertising space in our magazines, websites, and apps to clients interested in promoting their brands, products, and services to consumers. Circulation revenues accounted for 31 percent of national media's first nine months' revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. The remaining 21 percent of national media's revenues came from a variety of activities which included agency commissions from the sale of magazines for third-party publishers, the sale of customer relationship marketing products and services as well as brand licensing, product sales, and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—56 percent in the first nine months of fiscal 2018—from the sale of advertising, both over the air and on our stations' websites and apps. The remainder comes from television retransmission fees and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

FIRST NINE MONTHS FISCAL 2018 FINANCIAL OVERVIEW

•
On January 31, 2018, Meredith completed its acquisition of Time. Time's operations have been included in the Company's financial statements since February 1, 2018, the first day of operations for the combined company.

•
National media revenues increased 22 percent compared to the prior-year period primarily due to the addition of Time revenues partially offset by declines in the revenues of our magazine operations. National media operating profit decreased 56 percent primarily due to an increase in severance and related benefit cost accruals of $31.1 million, $19.8 million impairment of trademarks, and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $16.2 million.

•
Local media revenues increased 3 percent as compared to the prior-year period primarily due to increased retransmission revenues and the addition of Time revenues. These increases were partially offset by a decrease in political advertising revenues. Operating profit declined 23 percent primarily due to declines in higher-margin political advertising revenues due to the cyclical nature of political advertising partially offset by increased retransmission related profit.

•
Unallocated corporate expenses increased by $113.6 million primarily due to charges for severance and related benefit accruals of $55.2 million and transaction and integration related costs of $52.9 million.

•
Diluted earnings per common share from continuing operations decreased 42 percent to $1.85 from $3.20 in the prior-year first nine months primarily due to the restructuring, acquisition, and integration costs resulting in lower income from operations partially offset by the Company's deferred tax assets, deferred tax liabilities, and tax reserves being remeasured during the second fiscal quarter as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act).

RESULTS OF OPERATIONS

Three months ended March 31,	2018	2017	Change
(In millions except per share data)
Total revenues	$648.8	$425.4	53%
Operating expenses	(716.9)	(355.4)	102%
Income (loss) from operations	$(68.1)	$70.0	(197)%
Net earnings (loss) from continuing operations	$(95.4)	$39.8	(340)%
Net earnings (loss)	(110.1)	39.8	(377)%
Diluted earnings (loss) per common share from continuing operations	(2.41)	0.87	(377)%
Diluted earnings (loss) per common share	(2.74)	0.87	(415)%

Nine months ended March 31,	2018	2017	Change
(In millions except per share data)
Total revenues	$1,459.3	$1,267.9	15%
Operating expenses	(1,433.3)	(1,027.3)	40%
Income from operations	$26.0	$240.6	(89)%
Net earnings from continuing operations	$97.3	$145.6	(33)%
Net earnings	82.6	145.6	(43)%
Diluted earnings per common share from continuing operations	1.85	3.20	(42)%
Diluted earnings per common share	1.53	3.20	(52)%

The following sections provide an analysis of the results of operations for the national media and local media segments and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2018, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Annual Report on Form 10-K (Form 10-K) for the year ended June 30, 2017.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended March 31,	2018	2017	Change
(In millions)
Advertising	$218.7	$124.5	76%
Circulation	162.3	96.3	69%
Other	98.3	62.5	57%
Total revenues	479.3	283.3	69%
Operating expenses	(470.3)	(242.0)	94%
Operating profit	$9.0	$41.3	(78)%
Operating profit margin	1.9%	14.6%

Nine months ended March 31,	2018	2017	Change
(In millions)
Advertising	$464.6	$385.0	21%
Circulation	298.9	231.8	29%
Other	202.3	173.2	17%
Total revenues	965.8	790.0	22%
Operating expenses	(916.3)	(677.8)	35%
Operating profit	$49.5	$112.2	(56)%
Operating profit margin	5.1%	14.2%

Revenues
National media advertising revenues increased 76 percent in the third quarter and 21 percent in the first nine months of fiscal 2018 primarily due to the addition of advertising revenues of Time. These increases were partially offset by low-double digit declines in magazine advertising revenues and advertising pages as compared to the same periods a year ago. Demand was weaker for the majority of the core advertising categories.

Magazine circulation revenues increased 69 percent in the third quarter and 29 percent in the first nine months of fiscal 2018 primarily due to the addition of Time circulation revenues partially offset by a reduction in subscription revenues of $10.2 million and $7.0 million in the third quarter and first nine months of fiscal 2018, respectively.

Other revenues increased 57 percent in the third quarter primarily due to the addition of other revenues from Time of $47.0 million partially offset by declines of $6.3 million in Meredith Xcelerated Marketing (MXM) revenues. Other revenues increased 17 percent in the first nine months of fiscal 2018 primarily due to the addition of other revenues from Time of $47.0 million partially offset by declines of $8.4 million in MXM revenues.

Operating Expenses
National media operating expenses increased 94 percent in the third quarter of fiscal 2018 primarily due to the addition of Time operating expenses of $223.0 million and an increase in the severance accrual of $34.8 million. These increases were partially offset by a decrease in circulation expenses of $7.1 million and declines in paper expense of $4.6 million.

National media operating expenses increased 35 percent in the first nine months of fiscal 2018 primarily due to the addition of Time operating expenses of $223.0 million, an increase in the severance and benefits related accrual of $31.0 million, a $19.8 million impairment of trademarks, and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $16.2 million. These increases were partially offset by declines in paper expense of $10.0 million, decreases in employee compensation costs of $8.7 million, declines in circulation expenses of $7.8 million, lower postage and other delivery costs of $7.3 million, a decrease in performance-based incentive accruals of $4.4 million, and a gain related to the sale of a majority stake in Charleston Tennis of $3.3 million, which was recorded as a reduction in operating expenses.

Operating Profit
National media operating profit decreased 78 percent in the third quarter and 56 percent in the first nine months of fiscal 2018. For the third quarter, the decrease was primarily due to increased severance and benefits related accruals of $34.8 million partially offset by the increase in operating income from Time of $8.8 million. For the nine-month period, the decline was primarily due to increased severance and benefits related accruals of $31.0 million, a $19.8 million impairment of trademarks, and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $16.2 million partially offset by an increase in operating income from Time of $8.8 million.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended March 31,	2018	2017	Change
(In millions)
Non-political advertising	$79.0	$84.5	(7)%
Political advertising	2.3	1.7	35%
Other	88.9	55.9	59%
Total revenues	170.2	142.1	20%
Operating expenses	(131.3)	(100.9)	30%
Operating profit	$38.9	$41.2	(6)%
Operating profit margin	22.9%	29.0%

Nine months ended March 31,	2018	2017	Change
(In millions)
Non-political advertising	$270.7	$260.6	4%
Political advertising	5.8	58.1	(90)%
Other	217.7	159.2	37%
Total revenues	494.2	477.9	3%
Operating expenses	(363.9)	(309.3)	18%
Operating profit	$130.3	$168.6	(23)%
Operating profit margin	26.4%	35.3%

Revenues
Local media revenues increased 20 percent in the third quarter and 3 percent in the first nine months of fiscal 2018. Political advertising revenues totaled $2.3 million in the third quarter and $5.8 million in the first nine months of the current fiscal year compared with $1.7 million in the prior-year third quarter and $58.1 million in the prior-year nine-month period. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Non-political advertising revenues decreased 7 percent in the third quarter and increased 4 percent in the first nine months of fiscal 2018. Local non-political advertising revenues decreased 7 percent in the third quarter and increased 3 percent in the first nine months of fiscal 2018. National non-political advertising revenues declined 1 percent in the third quarter and increased 5 percent in the first nine months of fiscal 2018. Digital advertising revenues, a component of non-political advertising revenues, increased slightly in the third quarter and first nine months of fiscal 2018.

Other revenues grew 59 percent in the third quarter of fiscal 2018 primarily due to increased retransmission consent fees from cable, satellite, and telecommunications operators of $17.5 million and the addition of revenues from Time of $13.9 million. Other revenues increased 37 percent in the first nine months primarily due to increased retransmission consent fees of $45.2 million and the addition of revenues from Time of $13.9 million.

Operating Expenses
Local media operating expenses increased 30 percent in the third quarter of fiscal 2018 primarily due to higher programming fees paid to affiliated networks of $16.1 million and the addition of operating expenses from Time of $13.1 million. Operating expenses increased 18 percent in the first nine months primarily due to higher programming fees paid to affiliated networks of $40.5 million and the addition of operating expenses from Time of $13.1 million.

Operating Profit
Local media operating profit decreased 6 percent in the third quarter and 23 percent in the first nine months of fiscal 2018 primarily due to lower political advertising revenues due to the cyclical nature of political advertising partially offset by increased retransmission-related profit.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2018	2017	Change
(In millions)
Three months ended March 31,	$116.0	$12.5	828%
Nine months ended March 31,	153.8	40.2	283%

Unallocated corporate expenses increased $103.5 million in third quarter of fiscal 2018 primarily due to severance and related benefit accruals of $55.6 million, transaction and integration related costs of $40.8 million, and $3.5 million in accelerated share-based compensation expense related to involuntary terminations.

Unallocated corporate expenses increased $113.6 million in the first nine months of fiscal 2018 as a result of severance and related benefit accruals of $55.2 million, transaction and integration related costs of $52.9 million, and $3.5 million in accelerated share-based compensation expense related to involuntary terminations.

CONSOLIDATED

Consolidated Operating Expenses
Consolidated operating expenses were as follows:

Three months ended March 31,	2018	2017	Change
(In millions)
Production, distribution, and editorial	$249.5	$149.9	66%
Selling, general, and administrative	288.6	192.2	50%
Restructuring, acquisition, and integration	138.8	—	—
Depreciation and amortization	40.0	13.3	201%
Operating expenses	$716.9	$355.4	102%

Nine months ended March 31,	2018	2017	Change
(In millions)
Production, distribution, and editorial	$564.0	$448.6	26%
Selling, general, and administrative	630.8	530.0	19%
Restructuring, acquisition, and integration	153.7	8.0	1,821%
Depreciation and amortization	65.0	40.7	60%
Impairment of long-lived assets	19.8	—	—
Operating expenses	$1,433.3	$1,027.3	40%

Fiscal 2018 production, distribution, and editorial costs increased 66 percent in the third quarter primarily due to the addition of production, distribution, and editorial costs of Time of $92.6 million and increases in programming fees paid to affiliated networks of $17.5 million. Production, distribution, and editorial costs increased 26 percent in the first nine months as compared to the prior-year period primarily due to the addition of production, distribution, and editorial costs of Time of $92.6 million and increases in programming fees paid to affiliated networks of $45.2 million. These increases were partially offset by declines in paper costs of $10.0 million and lower postage and other delivery costs of $7.3 million.

Selling, general, and administrative expenses increased 50 percent in the third quarter of fiscal 2018 primarily due to the addition of selling, general, and administrative expenses of Time of $117.6 million partially offset by a reduction in circulation expenses of $7.1 million and lower performance-based incentive accruals of $5.7 million. Selling, general, and administrative expenses increased 19 percent in the first nine months of fiscal 2018 primarily due to the addition of selling, general, and administrative expenses of Time of $117.6 million and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $16.2 million partially offset by a reduction in circulation expenses of $7.8 million, lower performance-based incentive accruals of $7.8 million, and declines in payroll and related costs of $5.1 million.

Fiscal 2018 third quarter and first nine months restructuring, acquisition, and integration expenses primarily represents: transaction costs related to investment banking, legal, accounting, and other professional fees and expenses; the expense recognized related to the paying of cash for certain of Time's share-based compensation awards at the time of the acquisition; integration costs primarily for business advisors and software and systems implementations and modifications; and severance and related benefit costs. Fiscal 2017 first nine months restructuring, acquisition, and integration expenses represented severance and related benefit costs.

Depreciation and amortization expense increased 201 percent in the third quarter of fiscal 2018 and 60 percent in the first nine months of fiscal 2018 primarily due to the addition of Time's depreciation and amortization expense.

The impairment of long-lived assets charge recorded in the second quarter of fiscal 2018 related to a pre-tax, non-cash impairment of trademarks in the national media segment.

Income (Loss) from Operations
Third quarter fiscal 2018 loss from operations was $68.1 million whereas third quarter fiscal 2017 income from operations was $70.0 million. The $138.1 million decrease in income from operations was primarily due to restructuring, acquisition, and integration expenses of $138.8 million being recorded in the third quarter of fiscal 2018.

Income from operations decreased 89 percent in the first nine months of fiscal 2018 primarily due to an increase in restructuring, acquisition, and integration expenses of $145.7 million, lower operating profit in our local media operations of $37.5 million, a $19.8 million impairment of trademarks, and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $16.2 million,

Non-operating Expense, net
Third quarter fiscal 2018 non-operating expense relates primarily to the write-down at March 31, 2018, of an equity method investment to fair value as the investee was sold to an unrelated third-party in April 2018.

Interest Expense, net
Net interest expense increased to $45.7 million in the fiscal 2018 third quarter compared with $4.6 million in the prior-year third quarter. For the nine months ended March 31, 2018, net interest expense was $55.9 million versus $14.0 million in the first nine months of fiscal 2017.

On January 31, 2018, in connection with the Company's acquisition of Time, the Company repaid and terminated Meredith's existing indebtedness. In connection with the payoff of this indebtedness, Meredith recognized a loss on extinguishment of debt of $2.2 million. Also in conjunction with the repayment of its debt, the Company also settled the associated interest rate swap agreements and recognized a gain on the settlement of $1.6 million.

On January 31, 2018, Meredith entered into a credit agreement that provided for $1.8 billion aggregate principal amount of senior secured term loan (Term Loan B). The Term Loan B bears interest at LIBOR plus 3.00 percent. The interest rate on the Term Loan B was 4.88 percent at March 31, 2018. Also on January 31, 2018, Meredith issued $1.4 billion aggregate principal amount of unsecured senior notes (2026 Senior Notes) that carry an interest rate of 6.875 percent. In connection with the issuance of this indebtedness, the Company incurred $14.7 million of deferred financing costs and $56.0 million of discount costs that are being amortized into interest expense over the lives of the respective facilities.

In addition, during the third quarter of fiscal 2018, the Company incurred $17.5 million in fees that were recorded in interest expense related to a undrawn bridge loan commitment fee.

Income Taxes
For the third quarter of fiscal 2018, Meredith recorded a tax benefit of $30.2 million for an effective tax rate of 24.0 percent. In the prior year third quarter, the Company recorded income tax expense of $25.6 million for an effective tax rate of 39.2 percent. The effective tax rate for the three months ended March 31, 2018, was lower than the prior-year quarter due to reduction in the statutory federal tax rate resulting from the Tax Reform Act offset in part by non-deductible expenses including transaction costs. For the nine months ended March 31, 2018, Meredith recorded an income tax benefit of $139.0 million reflecting the remeasurement of the Company’s deferred tax assets and liabilities and a reduced tax rate as a result of the Tax Reform Act. In the first nine months of the prior year, the Company recorded income tax expense of $81.0 million for an effective rate of 35.8 percent.

The Tax Reform Act was signed into law on December 22, 2017. The Tax Reform Act significantly changed the United States (U.S.) corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35 percent to 21 percent effective for taxable years beginning on or after January 1, 2018, while also repealing the deduction for domestic production activities. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

Under the Tax Reform Act, a blended federal rate of 28 percent applies retroactive to the beginning of Meredith's fiscal 2018. Also as a result of the Tax Reform Act, Meredith remeasured its deferred tax assets, deferred tax liabilities, and tax reserves during its second fiscal quarter, resulting in a net tax benefit of $133.0 million. As the Company is projecting a net operating loss for the fiscal year ending June 30, 2018, deferred tax assets and liabilities expected to be recognized in the fiscal year ending June 30, 2018, and after were remeasured using the 21 percent U.S. corporate tax rate.

In December 2017, the SEC staff issued SAB 118, which provides guidance regarding how a company is to reflect provisional amounts when necessary information is not yet available, prepared, or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Reform Act. The tax benefits recorded through the fiscal 2018 third quarter, which represent all known and estimable impacts of the Tax Reform Act, reflect provisional amounts based on the Company’s current best estimates. These provisional amounts incorporate assumptions made based upon the Company’s current interpretations of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance, and as data becomes available allowing a more precise scheduling of the deferred tax assets and liabilities including those related to intangible assets, fixed assets, and employee compensation. Adjustments to these provisional amounts will be included in income from operations as an adjustment to tax expense in future periods. The Company did not make any adjustments to the provision amounts recorded due to the Tax Reform Act during the quarter ended March 31, 2018. The Company continues to evaluate the provisions as well as additional guidance that was issued during the quarter and expects to complete its accounting for the impacts of the Tax Reform Act during the one-year measurement period.

Effective July 1, 2017, the Company adopted new accounting guidance related to share-based compensation. Under this new guidance, excess tax benefits and deficiencies are to be recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. As such, we recognized an excess tax benefit of $2.1 million as a credit to income tax expense in our Condensed Consolidated Statements of Earnings (Loss) in the first quarter of fiscal 2018 as the majority of the Company's annual share-based grants vest in the first quarter of each fiscal year. In the second quarter of fiscal 2018, an additional $1.0 million was recorded as a credit to income tax expense primarily for options exercised during the quarter. However, as a result of the change in the federal corporate tax rate due to the Tax Reform Act, these amounts were reduced in the aggregate by $0.6 million in the second quarter of fiscal 2018.

Additionally, for the third quarter and first nine months of fiscal 2018, the Company incurred $4.7 million and $12.5 million, respectively, of non-deductible investment banking, legal, accounting, and other professional fees and expenses related to the acquisition of Time.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could change by $15.3 million as a result of effective tax settlements as well as expiration of statute of limitations.

Earning (Loss) from Continuing Operations and Earnings (Loss) per Share from Continuing Operations
For the third quarter of fiscal 2018, loss from continuing operations totaled $95.4 million ($2.41 per diluted share) compared to earnings from continuing operations of $39.8 million ($0.87 per diluted share) for the prior-year period. For the first nine months of fiscal 2018, earnings from continuing operations were $97.3 million ($1.85 per diluted share) compared to earnings from continuing operations of $145.6 million ($3.20 per diluted share) for the nine months ended March 31 2017. For both periods, the decline in earnings from continuing operations is primarily due to the decline in income from operations as discussed above partially offset by the tax benefit recorded due to the the Tax Reform Act.

Loss from Discontinued Operations, Net of Income Taxes
The loss from discontinued operations represents the operating results of Golf Magazine until the date it was sold and the associated loss on its sale; the operating results of Time Inc. (UK) Ltd (TIUK) until the date it was sold and the associated loss on its sale; and the operations of the properties that are held-for-sale as of March 31, 2018 including TIME, Sports Illustrated, Fortune, and Money brands and the investment in Viant Technology Inc.

The revenues and expenses for each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Earnings (Loss) titled loss from discontinued operations, net of income taxes for the two month period from the time we acquired the properties through March 31, 2018, as follows:

Periods ended March 31, 2018	Three Months	Nine Months
(In millions except per share data)
Revenues	$134.3	$134.3
Costs and expenses	(133.8)	(133.8)
Interest expense	(5.2)	(5.2)
Loss on disposal	(11.9)	(11.9)
Loss before income taxes	(16.6)	(16.6)
Income taxes	1.9	1.9
Loss from discontinued operations, net of income taxes	$(14.7)	$(14.7)
Loss per common share from discontinued operations
Basic	$(0.33)	$(0.32)
Diluted	(0.33)	(0.32)

Net Earnings (Loss) and Earnings (Loss) per Share
For the third quarter of fiscal 2018, net loss totaled $110.1 million ($2.74 per diluted share) compared to net earnings of $39.8 million ($0.87 per diluted share) in the prior-year third quarter. For the nine months ended March 31, 2018, net earnings were $82.6 million ($1.53 per diluted share), a decrease of 43 percent from prior-year nine months earnings of $145.6 million ($3.20 per diluted share). The decrease in net earnings was primarily due to the decline in income from operations and the loss from discontinued operations partially offset by the tax benefit recorded due to the the Tax Reform Act.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended March 31,	2018	2017
(In millions)
Net earnings	$82.6	$145.6
Cash flows provided by operating activities	$96.6	$178.0
Net cash used in investing activities	(2,707.1)	(30.1)
Net cash provided by (used in) financing activities	2,964.6	(145.6)
Change in cash held-for-sale	(4.2)	—
Net increase in cash and cash equivalents	$349.9	$2.3

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2018, we had $350.0 million of additional available borrowings under our revolving credit facility. While there are no guarantees that we will be able to replace these new credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $349.9 million in the first nine months of fiscal 2018 compared to an increase of $2.3 million in the first nine months of fiscal 2017.

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

Cash provided by operating activities totaled $96.6 million in the first nine months of fiscal 2018 compared with $178.0 million in the first nine months of fiscal 2017. The decrease in cash provided by operating activities was primarily due to a decrease in political advertising revenue due to the biennial political campaign cycle and an increase in expenses related to restructuring, acquisition, and integration costs incurred as a result of the Time acquisition. These cash decreases were partially offset by a cash increase due to the decrease in income tax payments.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities increased to $2.7 billion in the first nine months of fiscal 2018 from $30.1 million in the prior-year period primarily due to the acquisition of Time.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, payment of dividends, and repurchases of Company stock. Net cash provided by financing activities increased to $3.0 billion in the nine months ended March 31, 2018, from a net cash use of $145.6 million in the prior-year period. The change in cash flows from financing activities is primarily due to $2.5 billion of net debt issuances in fiscal 2018 compared to a net $61.3 million of payments in fiscal 2017. In addition, $631.0 million of preferred equity was issued in the current-year period.

Long-term Debt
At March 31, 2018, long-term debt outstanding totaled $3.2 billion. The balance consisted of $1.8 billion under the Term Loan B and $1.4 billion in fixed rate 2026 Senior Notes. There was also a five-year senior secured revolving credit facility for $350.0 million that was undrawn at March 31, 2018. The Term Loan B matures in January 2025 and carries a current interest rate of 4.88 percent. The 2026 Senior Notes mature in February 2026 and carry a fixed interest rate of 6.875 percent.

Prior to the acquisition of Time on January 31, 2018, we had $674.4 million of debt outstanding, which was repaid with the proceeds from the new credit agreements.

Our new credit agreements, entered into on January 31, 2018, include a financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at March 31, 2018, as we did not reach the required utilization level on the revolving credit line.

Preferred Stock
On January 31, 2018, in exchange for a preferred equity investment of $650.0 million, Meredith issued 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock (Series A preferred stock) as well as detachable warrants to purchase up to 1,625,000 shares of Meredith's common stock with an exercise price of $1.00 per share and options to purchase up to 875,000 shares of Meredith's common stock with an exercise price of $70.50 per share.

The Series A preferred stock is non-callable during the first three years after issuance provided that Meredith may, at its option, subject to the terms of the preferred stock, redeem all or a portion of the Series A preferred stock in cash during such three-year period, if Meredith declares as a dividend and pays a redemption premium in cash as provided in the Statement of Designation of Series A preferred stock at an amount equal to 6 percent of the Accrued Stated Value of the Series A preferred stock as of the redemption date plus an amount, if any, equal to dividends to the third year present valued at a discount rate based on a U.S. Treasury notes with a maturity closest to the date that is three years after the issuance date, plus 50 basis points. The Accrued Stated Value is an amount equal to: (i) the Stated Value ($1,000 multiplied by the number of shares of Series A preferred stock outstanding); plus (ii) any accrued and unpaid dividends thereof (including any accumulated dividends).

From and after the third anniversary of the issuance date of the Series A preferred stock, Meredith may redeem all or a portion of the Series A preferred stock upon payment in cash for an amount equal to (i) the Call Premium (defined below), plus (ii) the Accrued Stated Value of the Series A preferred stock as of the redemption date.

The Call Premium is an amount equal to the difference of (a) (i) the Accrued Stated Value of the Series A preferred stock as of the redemption date, multiplied by (ii) (A) if such redemption occurs during the fourth or fifth year after issuance, 106 percent, (B) if such redemption occurs during the sixth year after issuance, 103 percent, and (C) if such redemption occurs after the sixth year after issuance, 100 percent, minus (b) the Accrued Stated Value as of the redemption date.

In connection with any partial redemption by Meredith, Meredith may not redeem Series A preferred stock in an amount less than $50 million of the Accrued Stated Value of the Series A preferred stock nor effect any redemption resulting in less than $100 million of the Accrued Stated Value of the Series A preferred stock remaining outstanding.

From and after the seventh anniversary of the issuance date, the holders of the Series A preferred stock may elect to convert some or all of the Series A preferred stock into Meredith common stock at a ratio based on its Accrued Stated Value divided by the volume weighted average price of Meredith common stock for the 30 trading days immediately preceding the written notice of conversion.

Contractual Obligations

The following table summarizes our principal contractual obligations as of March 31, 2018:

		Payments Due for the Fiscal Year(s)
Contractual obligations	Total	Remainder of Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	Thereafter
(In millions)
Total long-term debt	$3,200.0	$4.5	$36.0	$36.0	$3,123.5
Debt interest [1]	1,350.1	21.9	366.1	362.6	599.5
Series A preferred stock dividend [2]	374.0	14.0	110.5	132.1	117.4
Broadcast rights and network programming	380.6	42.9	298.1	39.6	—
Contingent consideration [3]	26.7	0.6	24.6	1.5	—
Operating leases	825.9	18.5	137.3	124.6	545.5
Purchase obligations and other	134.0	33.3	72.3	27.3	1.1
Benefit plans	232.0	28.8	30.5	36.7	136.0
Liability to Time Warner [4]	26.3	—	26.3	—	—
Total contractual cash obligations	$6,549.6	$164.5	$1,101.7	$760.4	$4,523.0

1
Debt interest represents semi-annual interest payments due on fixed-rate unsecured senior notes and estimated interest payments on variable-rate term loan outstanding at March 31, 2018. Interest payments on variable-rate debt is estimated using the interest rate as of March 31, 2018.

2
Series A preferred stock dividend represents quarterly payments based on a fixed interest rate in years one through three and estimated using the LIBOR interest rate as of March 31, 2018, on variable rate payments in years four through six. While it is not certain when the Series A preferred stock will be settled, the table includes a conversion assumption at the beginning of year seven.

3
While it is not certain if or when these contingent acquisition payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

4
Represents certain relationships Time had with Time Warner Inc. at the time Time spun-off as a separate public company. These liabilities primarily relate to a Tax Matters Agreement in which the Company will be required to indemnify Time Warner Inc. for open tax positions at the date of the spin-off. While it is not certain when these payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the indemnifications may be resolved.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at March 31, 2018, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $52.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $28.2 million in the first nine months of fiscal 2018 to repurchase 470,000 shares of common stock at then-current market prices. We spent $51.1 million to repurchase 898,000 shares in the first nine months of fiscal 2017. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 470,000 shares of common stock purchased during the first nine months of the current fiscal year, 308,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of March 31, 2018, $58.6 million remained available under the current authorization for future repurchases. The status of the repurchase program is reviewed at each quarterly Board of Directors meeting. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2018. Pursuant to the terms of our new debt facilities and our Series A preferred stock, we may be subject to certain limitations with respect to our ability to conduct share repurchases, as further discussed under Part II, Item 1A, Risk Factors.

Dividends
Dividends paid in the first nine months of fiscal 2018 on common and class B stock totaled $72.9 million, or $1.585 per share, compared with dividend payments of $68.4 million, or $1.510 per share, in the first nine months of fiscal 2017. We expect to continue paying dividends on our common and class B stock. Dividends paid in the first nine months of fiscal 2018 on Series A preferred stock, which was issued on January 31, 2018, totaled $8.9 million.

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

Capital Expenditures
Investment in property, plant, and equipment totaled $41.5 million in the first nine months of fiscal 2018 compared with prior-year first nine months' investment of $16.2 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2017. As of March 31, 2018, the Company's critical accounting policies had not changed from June 30, 2017.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At March 31, 2018, goodwill and intangible assets totaled $3.9 billion with $3.1 billion in the national media group and $853.0 million in the local media group. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. In the second quarter of fiscal 2018, the Company recorded a non-cash impairment charge of $19.8 million on trademarks in the national media segment. See Note 5 to the condensed consolidated financial statements for additional information. Also see Item 1A. Risk Factors and Note 4 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2017, for additional information.

ACCOUNTING AND REPORTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements during fiscal 2018. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first nine months of fiscal 2018 or will be effective in future periods.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; the consequences of acquisitions and/or dispositions; and the risks associated with the Company's recent acquisition of Time, including: (1) the Company's ability to retain key personnel; (2) competitive responses to the acquisition; (3) unexpected costs, charges, or expenses resulting from the acquisition; (4) adverse reactions or changes to business relationships resulting from the acquisition; (5) the Company's ability to realize the anticipated benefits of the acquisition of Time or delays in the achievement of the anticipated benefits; (6) delays, challenges, and expenses associated with integrating the businesses; and (7) the Company's ability to comply with the terms of the debt and equity financings entered into in connection with the acquisition. Additional risks and uncertainties are described in Part II, Item 1A, Risk Factors of this report and in Meredith's Form 10-K for the year ended June 30, 2017, which include a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Interest Rates
We generally strive to manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At March 31, 2018, Meredith had $1.4 billion outstanding in fixed rate long-term debt. There were no earnings or liquidity risks associated with the Company's fixed rate debt. The fair value of the fixed rate debt varied with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $1.5 billion from $1.4 billion at March 31, 2018.

At March 31, 2018, $1.8 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in LIBOR would increase annual interest expense by $3.4 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2017.

Foreign Exchange Risk
We conduct operations in three principal currencies: the U.S. dollar, the British pound sterling, and the Euro. These currencies primarily serve as the functional currency for our U.S., U.K., and European operations, respectively. Cash is managed centrally within each of these regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, funding in the appropriate local currencies is made available from intercompany capital and/or overdraft facilities. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, revenues or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

As discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company completed its acquisition of Time on January 31, 2018. As permitted by interpretive guidance for newly acquired businesses issued by the staff of the Securities and Exchange Commission, management has excluded the internal control over financial reporting of Time from the evaluation of the Company’s effectiveness of its disclosure controls and procedures as of March 31, 2018. As set forth in more detail in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, total assets of Time included in the Company’s preliminary purchase price allocation of this acquisition were $4.4 billion. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Time. The Company has begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for changes in internal controls that we have made related to the integration of Time into the post-acquisition combined company, during the quarter ended March 31, 2018, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Significant costs associated with the acquisition will be incurred. We have incurred and will incur substantial expenses with the acquisition of Time including expenses in connection with coordinating the businesses, operations, policies, and procedures. These expenses include expenses we will incur in connection with achieving synergies, and expenses associated with the new indebtedness that we incurred in connection with the acquisition. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

Employee uncertainty related to the acquisition could harm the Company. Employees may experience uncertainty about their future role with the Company until or after strategies are executed. The integration team that will be working on effectively combining the companies' businesses may streamline operations to achieve cost savings or in response to general economic conditions. The integration process may cause disruptions among employees or erode employee morale. Employee uncertainty may adversely affect the Company's ability to attract new personnel to fill key positions that may become available upon integration of the two businesses or to retain current employees necessary to implement the Company's strategies, either of which may disrupt the operations of the Company. We may not succeed in retaining current employees. Management may not be successful in motivating continuing employees and keeping them focused on the strategies and goals of the Company during potential workforce reductions and other distractions relating to the acquisition.

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

We have recorded significant goodwill and other intangible assets in connection with the acquisition of Time. If these assets become impaired, the Company could have to take significant charges against earnings. In connection with the accounting for the acquisition of Time, we recorded a significant amount of intangible assets and goodwill. Under accounting principles generally accepted in the United States of America (U.S. GAAP), the Company must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a non-cash charge against earnings, which could materially adversely affect our results of operations.

The Company may not be able to realize the estimated synergies and cost savings from the acquisition. If the acquisition does not achieve its intended cost savings results, the business, financial condition, and results of operations could be materially and adversely affected. Although the Company currently estimates annual cost synergies in excess of $500 million within the first two full years of combined operation and incurring costs to achieve those synergies of approximately $300 million spread evenly between the first two years of operation, actual synergies and cost savings could differ materially from our current expectations. The integration may not achieve the anticipated synergies and cost savings, including those resulting from a reduction in headcount and related overhead costs, increased efficiency in the distribution of our products and services, and increased purchasing power and leverage with our vendors, in either a timely manner or at all.

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

Covenants under the indenture governing our 2026 Senior Notes and our credit agreement may restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. The indenture governing the 2026 Senior Notes and our credit agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

Our failure to comply with any of the covenants could result in a default under the credit agreement or the indenture governing the 2026 Senior Notes, which could permit the administrative agent or the trustee, as applicable, or permit the lenders or the holders of the 2026 Senior Notes to cause the administrative agent or the trustee, as applicable, to declare all or part of any of our outstanding senior secured term loans or revolving loans or the 2026 Senior Notes to be immediately due and payable or to exercise any remedies provided to the administrative agent or the trustee, including, in the case of the credit agreement, proceeding against the collateral granted to secure our obligations under the credit agreement. An event of default under the credit agreement or the indenture governing the 2026 Senior Notes could also lead to an event of default under the terms of certain of our other agreements. Any such event of default or any exercise of rights and remedies by our creditors could seriously harm our business.

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

Adverse changes in the equity markets or interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase its U.K. pension costs and could result in a material adverse effect on its business, financial condition, and results of operations. As a result of the acquisition of Time on January 31, 2018, through one of its U.K. subsidiaries, the Company sponsors the IPC Media Pension Scheme (the IPC Plan), a defined benefit pension plan that is closed both to new participants and to the future accrual of additional benefits for current participants. The majority of pensions in payment and deferred pensions in excess of any guaranteed minimum pension are increased annually in line with the increase in the retail price index up to a maximum of 5 percent. Concurrently with the acquisition of Time, the Company was substituted for Time as the guarantor of all obligations of the statutory employers under the IPC Plan.

The most recent triennial valuation of the IPC Plan under U.K. pension regulations was conducted as of April 5, 2015. Under the assumptions used in such valuation, which are more conservative than the assumptions used to determine a pension plan’s funded status in accordance with U.S. GAAP, the IPC Plan was deemed to be underfunded at that time by approximately £156 million. A triennial valuation of the IPC Plan is currently in process and once completed, will be as of April 5, 2018.

Under the current deed of guarantee, the Company would be obligated to fund the IPC Plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, the Company would be required to deposit the buyout deficit into escrow if its debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default (a “Major Debt Acceleration”) or if a Covenant Breach were to occur (as described below). The Company would be permitted to recoup the escrowed funds under certain circumstances. However, if the Company or the Sponsor were to become insolvent, or if a Major Debt Acceleration were to occur (without being promptly cured), any escrowed funds would be immediately contributed into the IPC Plan and the Company would be obligated to immediately contribute into the IPC Plan any shortfall in the buyout deficit amount.

In connection with the completion of the sale of all issued shares of Time Inc. (UK) Ltd and its subsidiaries on March 15, 2018, and the substitution of another U.K. subsidiary of the Company as the sole sponsor under the IPC Plan, the deed of guarantee was amended to remove requirements to deposit the buyout deficit as a result of certain credit rating triggers. At the same time, the Company agreed that the same subsidiaries of the Company that guarantee the Company’s 6.875 percent the 2026 Senior Notes would guarantee the obligations of the Company under the IPC Plan on a pari passu basis with the obligations under the 2026 Senior Notes. In addition, the Company agreed to incorporate the terms of certain covenants under the indenture governing the 2026 Senior Notes into the amended deed of guarantee effective as of March 15, 2018. If a breach of such covenants by the Company or the subsidiary guarantors occurs (after certain notice and cure periods) (a “Covenant Breach”), the Company would be required to deposit the buyout deficit (less the amount of certain types of security in favor of the IPC Plan, currently provided in the form of a surety bond) into escrow as described above.

If the Company had been required to fund the buyout deficit on March 31, 2018, the amount would have been approximately £235 million. The amount of the buyout deficit changes daily and is determined by many factors, including changes in the fair value of the IPC Plan assets and liabilities and interest rates.

It is possible that, following future valuations of the IPC Plan’s assets and liabilities or following future discussions with the IPC Plan trustee, the annual funding obligation and/or the arrangements to ensure adequate funding for the IPC Plan will change. The future valuations under the IPC Plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, currency rates, inflation, mortality, and retirement rates, the investment strategy and performance of the IPC Plan assets, and (in certain limited circumstances) actions by the U.K. Pensions Regulator. Volatile economic conditions, including as a result of Brexit, could increase the risk that the funding requirements increase following the next triennial valuation. The U.K. Pensions Regulator also has powers under the Pensions Act 2004 to impose a contribution notice or a financial support direction on the Company (and other persons connected with the Company or the U.K. subsidiary which sponsors the IPC Plan) if, in the case of a contribution notice, the U.K. Pensions Regulator reasonably believes such person has been party to an act, or deliberate failure to act, intended to avoid pension liabilities or that is materially detrimental to the pension plan, or, in the case of a financial support direction, if a plan employer is a service company or insufficiently resourced and the Pensions Regulator considers it is reasonable to act against such a person. A significant increase in the funding requirements for the IPC Plan or in the calculated “self-sufficiency deficit” or the calculated “risk-free self-sufficiency deficit” could result in a material adverse effect on its business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2018.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
January 1 to January 31, 2018	2,824	$66.70	426	$61,200
February 1 to February 28, 2018	63,162	55.58	47,372	58,576
March 1 to March 31, 2018	2,023	55.15	328	58,558
Total	68,009		48,126

1
The number of shares purchased includes 426 shares in January 2018, 47,372 shares in February 2018, and 328 shares in March 2018 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

2
The number of shares purchased includes 2,398 shares in January 2018, 15,790 shares in February 2018, and 1,695 shares in March 2018 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

10.3
Amended and Restated Deed of Guarantee in Relation to the IPC Media Pension Scheme, dated as of March 15, 2018, by and among Meredith Corporation, IPC Media Pension Trustee Limited, and International Publishing Corporation Limited, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 21, 2018.

	10.4	Warrant to Purchase Class A Common Stock, dated as of January 31, 2018, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 31, 2018.

	10.5	Option to Purchase Class A Common Stock, dated as of January 31, 2018, is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 31, 2018.

10.6
Registration Rights Agreement, dated as of January 31, 2018, by and between Meredith Corporation and KED MDP Investments, LLC, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 31, 2018.

	18.1	Preferability letter from KPMG LLP regarding change in inventory costing.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 15, 2018

INDEX TO ATTACHED EXHIBITS

Item

18.1	Preferability letter from KPMG LLP regarding change in inventory costing.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

E-1