Form 10-K
period 2018-06-30
MEREDITH CORP
filed 2018-09-04
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of class
Class B Common Stock, par value $1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.
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

The registrant estimates that the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 29, 2017, (the last business day of the most recently completed second fiscal quarter) was approximately $2.5 billion based upon the closing price on the New York Stock Exchange at that date.

Shares of stock outstanding at July 31, 2018
Common shares	39,787,777
Class B shares	5,107,813
Total common and Class B shares	44,895,590

DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 14, 2018, are incorporated by reference in Part III to the extent described therein.

	TABLE OF CONTENTS
		Page
	Part I
Item 1.	Business	1
	Description of Business
	National Media	3
	Local Media	7
	Executive Officers of the Company	11
	Employees	11
	Other	11
	Available Information	12
	Forward-Looking Statements	12
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Mine Safety Disclosures	23

	Part II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and
	Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	114
Item 9A.	Controls and Procedures	114
Item 9B.	Other Information	115

	Part III
Item 10.	Directors, Executive Officers, and Corporate Governance	115
Item 11.	Executive Compensation	115
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	116
Item 13.	Certain Relationships and Related Transactions and Director Independence	116
Item 14.	Principal Accounting Fees and Services	116

	Part IV
Item 15.	Exhibits, Financial Statement Schedules	117
Item 16.	Form 10-K Summary	121

Signatures		122
Index to Attached Exhibits		E-1

Meredith Corporation and its consolidated subsidiaries are referred to in this Annual Report on Form 10-K (Form 10-K) as Meredith, the Company, we, our, and us.

PART I

ITEM 1. BUSINESS

GENERAL

Meredith Corporation has been committed to service journalism since its inception in 1902 as an agricultural publisher. In 1924, the Company published the first issue of Better Homes & Gardens. The Company entered the television broadcasting business in 1948. On January 31, 2018, Meredith completed its acquisition of Time Inc. (Time) which is now a wholly owned subsidiary of Meredith.

Meredith uses multiple media platforms—including print, digital, mobile, video, and broadcast television—to provide consumers with content they desire and to deliver the messages of our advertising and marketing partners. Nationally, Meredith serves over 175 million unduplicated American consumers and has a readership of more than 120 million, paid circulation of more than 40 million, and nearly 135 million monthly unique visitors. Meredith’s broadcast television stations reach 11 percent of United States (U.S.) households.

The Company is incorporated under the laws of the State of Iowa. Our common stock is listed on the New York Stock Exchange under the ticker symbol MDP.

The company operates two business segments: national media and local media. Our national media segment includes leading national consumer media brands delivered via multiple media platforms including print magazines, digital and mobile media, brand licensing activities, database-related activities, affinity marketing, and business-to-business marketing products and services. Our focus is on the entertainment, food, lifestyle, parenting, and home categories, which include titles such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Shape, Southern Living, and Martha Stewart Living among others. In addition to subscription magazines, in 2018 we published nearly 275 special interest publications. Most of our brands are also available as digital editions on one or more of the major digital newsstands and on major tablet devices. The national media segment’s extensive digital presence consists of more than 60 websites, nearly 60 mobile-optimized websites, and 14 applications (apps). The national media segment also includes brand licensing activities, affinity marketing, third-party marketing, a large consumer database, and other related operations.

Our local media segment consists of 17 television stations located across the U.S. concentrated in fast growing markets with related digital and mobile media assets. The television stations include seven CBS affiliates, five FOX affiliates, two MyNetworkTV affiliates, one NBC affiliate, one ABC affiliate, and two independent stations. Local media’s digital presence includes 12 websites, 12 mobile-optimized websites, and approximately 30 apps focused on news, sports, and weather-related information. In addition, the local media segment sells geographic and demographic-targeted digital and print advertising programs sold to third parties.

Financial information about industry segments can be found in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8-Financial Statements and Supplementary Data under Note 17.

The Company’s largest revenue source is advertising. National and local economic conditions affect the magnitude of our advertising revenues. Both national media and local media revenues and operating results can be affected by changes in the demand for advertising and consumer demand for our products. Magazine circulation revenues are generally affected by national and regional economic conditions and competition from other forms of media.

Television advertising is seasonal and cyclical to some extent, traditionally generating higher revenues in the second and fourth fiscal quarters and during key political contests and major sporting events.

BUSINESS DEVELOPMENTS

On January 31, 2018, Meredith completed its acquisition of Time for $3.2 billion and began operating as a combined company on February 1, 2018. Time was a multi-platform media company with brands such as People, InStyle, Real Simple, Southern Living, and Travel + Leisure. This transaction transformed Meredith into the leading media and marketing company that reaches 175 million unduplicated U.S. consumers monthly. Meredith’s brands now have a readership of more than 120 million and paid circulation of more than 40 million. The acquisition greatly increased our digital scale. We now reach nearly 135 million monthly unique visitors in the U.S.

Subsequent to the acquisition of Time, Meredith completed the sale of the Golf brand in February 2018 and the sale of Time Inc. (UK) Ltd (TIUK) in March 2018. In addition, we initiated a process to sell TIME, Sports Illustrated, Fortune, Money, and affiliated brands as well as the Company’s 60 percent interest in Viant Technology LLC (Viant), which were all acquired in the Time acquisition. These brands each have a different advertising base and target audience than the rest of our magazine portfolio, and therefore, we believe they are better suited for success with a new owner. We anticipate agreements to sell these businesses to be finalized in early fiscal 2019.

In March 2018, Meredith unveiled a new sales and marketing structure for national media. Meredith’s new national media sales structure puts in place strategic account teams comprised of brand, corporate, and digital sellers and marketers, with a principal point of contact for each key account.

In July 2017, we sold a 70 percent interest in Charleston Tennis LLC, which operates the Family Circle Tennis Center. In May 2018, we closed the sale of Meredith Xcelerated Marketing (MXM).

The Magnolia Journal, launched in fiscal 2017 as a quarterly newsstand-only title, had continued success. In October 2017, Meredith announced an increase to the rate base to 1.2 million starting with the Spring 2018 issue. This increased rate base compares to the 400,000 initial rate base at launch in the Fall of 2016. In December The Magnolia Journal was named to Ad Age’s Magazines of the Year list and in February 2018 was named Magazine Launch of the Year by the Association of Magazine Media.

We also celebrated other key milestones and achievements for other brands in fiscal 2018. Martha Stewart Living was also named to Ad Age’s Magazine of the Year List. Allrecipes, the leading global digital food brand, celebrated the 20-year anniversary of its launch in July 1997. In April 2018, we launched a print edition of HelloGiggles, an extension of the popular digital brand. The print magazine is a newsstand-only bi-annual publication with an initial rate base of 500,000.

During fiscal 2018, Meredith debuted redesigns of several of our subscription magazines. The September 2017 issue of Parents contained a fresh, new look including a modern logo, lively layouts and photography, and an evolved personality that reflects the candor, humor, and confidence of today’s mom. The redesign of Rachel Ray Every Day, which debuted in its November 2017 issue, includes a vibrant and elevated approach to photography and visuals, updated layouts and formats, and a revamped editorial lineup. Incorporating both new editorial content and an elevated look and feel, the new Shape debuted with its May 2018 issue. Finally, the June 2018 edition of Food & Wine included new sections, expanded content, and a bolder, more graphic cover.

Meredith entered into several new partnerships in fiscal 2018. In January 2018, Meredith announced a partnership with Lisa Lillien to create Hungry Girl Magazine, which includes healthy recipes and lifestyle tips. In November 2017, Allrecipes announced that it now features AmazonFresh as a retailer embedded within the site’s top recipes. This innovation enables home cooks to click to purchase a recipe’s ingredients and, where available, have them delivered the same day through AmazonFresh home grocery delivery service. Also in November 2017, Meredith announced a partnership with Direct Wines, Inc. to launch the “Better Homes & Gardens Wine Club”, which will deliver 12 bottles of wine, tailored to each member’s taste, to its members every three months.

DESCRIPTION OF BUSINESS

National Media

National media contributed 69 percent of Meredith’s consolidated revenues and 34 percent of the combined operating profit from national media and local media operations in fiscal 2018. These results reflect the acquired Time business since the date of the acquisition. Better Homes & Gardens and People, our flagship brands, together account for a significant percentage of revenues and operating profit of the national media segment and the Company.

Magazines
Information for our major subscription magazine titles as of June 30, 2018, is as follows:

Title [1]	Related Websites	Description	Frequency per Year	Year-end Rate Base	[2]

Better Homes & Gardens	BHG.com	Women’s service	12	7,600,000
Family Circle	FamilyCircle.com	Women’s service	12	4,000,000
People	People.com PeopleenEspanol.com	Celebrity	53	3,400,000
Southern Living	SouthernLiving.com	Travel and lifestyle	12	2,800,000
Shape	Shape.com	Women’s lifestyle	10	2,500,000
Parents	Parents.com	Parenting	12	2,200,000
FamilyFun [3]	Parents.com	Parenting	9	2,100,000
Martha Stewart Living	MarthaStewart.com MarthaStewartWeddings.com	Women’s service	10	2,050,000
Real Simple	RealSimple.com	Women’s service	12	1,975,000
Cooking Light	CookingLight.com MyRecipes.com	Women’s lifestyle and food	11	1,775,000
Rachel Ray Every Day	RachaelRayMag.com	Women’s lifestyle and food	10	1,700,000
InStyle	InStyle.com	Women’s lifestyle	13	1,700,000
Entertainment Weekly	EW.com	Entertainment	39	1,500,000
Allrecipes	AllRecipes.com	Food	6	1,350,000
Health	Health.com	Women’s lifestyle	10	1,350,000
The Magnolia Journal	n/a	Women’s lifestyle	4	1,200,000
EatingWell	EatingWell.com	Food	6	1,000,000
Midwest Living	MidwestLiving.com	Travel and lifestyle	6	950,000
Travel + Leisure	TravelandLeisure.com	Travel and lifestyle	12	950,000
Food & Wine	FoodandWine.com	Food	12	925,000
Traditional Home	TraditionalHome.com	Home decorating	8	850,000
Coastal Living	CoastalLiving.com	Travel and lifestyle	10	650,000
Diabetic Living	DiabeticLivingOnline.com	Food and lifestyle	4	500,000
Successful Farming	Agriculture.com	Farming business	13	390,000
Wood	WoodMagazine.com	Woodworking	7	340,000

n/a	Not applicable as The Magnolia Journal does not have a Meredith-owned related website.
1	Titles held-for-sale are excluded from this table and discussion below.
2
Rate base is the circulation guaranteed to advertisers. Actual circulation generally exceeds rate base and for most of the Company’s titles, is tracked by the Alliance for Audited Media, which issues periodic statements for audited magazines.

3	Title transitioned from a subscription magazine to a newsstand-only special interest publication subsequent to June 30, 2018.

In addition to these major magazine titles, we published nearly 275 special interest publications under approximately 68 brands in fiscal 2018. The titles are issued from one to six times annually and sold primarily on newsstands. A limited number of special interest publication subscriptions are also sold.

Magazine Advertising—Advertising revenues are generated primarily from sales to clients engaged in consumer marketing. Many of Meredith’s larger magazines offer regional and demographic editions that contain similar editorial content but allow advertisers to customize messages to specific markets or audiences. The Company sells two primary types of magazine advertising: display and direct-response. Advertisements are either run-of-press (printed along with the editorial portions of the magazine) or inserts (preprinted pages). Most of the national media segment’s advertising revenues are derived from run-of-press display advertising. Meredith also possesses strategic marketing capabilities, which provide clients and their agencies with access to all of Meredith’s media platforms and capabilities, including print, television, digital, video, mobile, consumer events, and custom marketing. Our team of creative and marketing experts delivers innovative solutions across multiple media channels that meet each client’s unique advertising and promotional requirements.

The rates at which we sell print advertising depend on each magazine’s rate base, which is the circulation of the magazine that we guarantee to our advertisers, as well as our audience size. If we are not able to meet our committed rate base, the price paid by advertisers is generally subject to downward adjustments, including in the form of future credits or discounts. Our published rates for each of our magazines are subject to negotiation with each of our advertisers. We sell digital advertising primarily on a flat rate/sponsorship basis or on a cost per thousand, or CPM, basis. Flat rate/sponsorship deals are sold on an exclusive basis to advertisers giving them access to our major events. CPM deals are sold on an impression basis with a guarantee that we will deliver the negotiated volume commitment. If we are not able to meet the impression goal, we will extend the campaign or provide alternative placements.

Magazine Circulation— Most of our U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. Subscriptions obtained through direct-mail solicitation, agencies, insert cards, the internet, and other means are Meredith’s largest source of circulation revenues. Revenue per subscription and related expenses can vary significantly by source. The majority of subscription magazines are also sold by single copy. Single copies sold on newsstands are distributed primarily through magazine wholesalers, who have the right to receive credit from the Company for magazines returned to them by retailers.

Newsstand sales include sales through traditional newsstands as well as supermarkets, convenience stores, pharmacies and other retail outlets. We also publish branded books, including soft-cover “bookazines.” These are distributed through magazine-style “check-out pockets” at retail outlets and traditional trade book channels. We publish books on a diverse range of topics aligned with our brands, including special commemorative and biographical books. We also publish books under various licensed third-party brands and a number of original titles. Our Oxmoor House imprint publishes a variety of home, cooking, and health books under our lifestyle-oriented brands as well as licensed third-party brands.

Our retail distribution operation, Time Inc. Retail (TIR) provides services relating to wholesale and retail distribution, billing, and marketing. Under arrangements with TIR, third-party wholesalers purchase our magazines and the magazines of our publisher clients, and those wholesalers sell and deliver copies of those magazines to individual retailers. TIR is paid by the wholesalers for magazines they purchase. TIR generally advances funds to our publisher clients based on their anticipated sales. Under the contractual arrangements with our publisher clients, they generally bear the risk of loss for non-payment of any amounts due from wholesalers with respect to their magazines. TIR also administers payments from our publisher clients to retailers for promotional allowances, including for the placement of magazines at retail locations.

Digital and Mobile Media
We have 35 of our titles available as digital editions, with an audience of approximately 1.6 million. Digital subscriptions and single copy sales collectively represent 3 percent of our total rate base.

National media’s more than 60 websites and nearly 60 mobile-optimized websites provide ideas and inspiration. These branded websites focus on the topics that women care about most—celebrity entertainment, food, home, entertaining, and meeting the needs of moms—and on delivering powerful content geared toward lifestyle topics such as health, beauty, style, and wellness. Our Allrecipes brand alone accounts for 18 web and mobile sites serving 24 countries in 12 languages, one app across multiple platforms, and one Skill for Amazon Alexa. Fiscal 2018 digital traffic across our various platforms averaged 90 million unique monthly visitors prior to the acquisition of Time and more than 135 million in the period following the acquisition of Time. Our brands have a strong social networking presence as well. In fiscal 2018, national media reached 126 million Facebook fans, nearly 79 million Twitter followers, just over 40 million Instagram followers, approximately 11 million Pinterest followers, about 42 million GooglePlus followers, and 9.5 million YouTube subscribers.

Other Sources of Revenues
Other revenues are derived from digital and customer relationship marketing, other custom publishing projects, brand licensing agreements, and ancillary products and services.

Affinity Marketing—Synapse Group, Inc., a wholly owned subsidiary of Meredith that was acquired with Meredith’s acquisition of Time, is an affinity marketing company that partners with publishers, brick and mortar retailers, digital partners, airline frequent flier programs, and customer service and direct response call centers. It is a major marketer of magazine subscriptions in the U.S. Building on its continuity marketing expertise, Synapse has diversified its business to also market other products and services. For example, Synapse manages several branded continuity membership programs and is developing continuity programs for product partners.

Brand Licensing—Meredith Brand Licensing generates revenue through multiple long-term trademark licensing agreements with retailers, manufacturers, and service providers. Our licensing programs extend the reach of Meredith brands into additional consumer channels in the U.S. and abroad. Currently the world’s second largest global licensor, Meredith has direct-to-retail partnerships with leading companies including Better Homes & Gardens at Walmart, Real Simple at Bed Bath & Beyond and TJ Maxx, InStyle branded hair salons at more than 260 JC Penney stores, Food & Wine for HSN, and 300 Southern Living shop-in-shops inside every Dillard’s department store.

Our largest partnership is Better Homes & Gardens-branded products sold at Walmart stores in the U.S. and at Walmart.com. The brand is represented by more than 3,000 products across multiple categories in the home décor, outdoor living, and garden space. Meredith also has a long-term agreement to license the Better Homes & Gardens brand to Realogy Corporation, which is entering its 10th year as a residential real estate franchise system operating as Better Homes and Gardens Real Estate, LLC. The real estate network now includes more than 300 offices and more than 11,000 real estate professionals across the U.S., Canada, Bahamas, Jamaica, and most recently, Australia. Also in the real estate sector, the Southern Living and Coastal Living brands offer over 1,200 exclusive home plans, 100 custom home builders, 30 residential communities, and more than 80 interior design professionals.

Other licensing agreements include the Southern Living Plant Collection at Home Depot, Lowes, and more than 5,000 independent garden centers; Southern Living and Real Simple with 1800 FLOWERS; plus activewear collections designed for women under the Shape brand. Shape also introduced, in fiscal 2018, a new licensing partnership with FGX International for a line of fashion sunglasses.

The EatingWell branded line of healthy frozen food entrées manufactured and distributed by Bellisio Foods Inc. expanded its offering and presence in fiscal 2018. Consumers now have up to 14 frozen entrées to select from at more than 12,000 regional and national grocery locations.

The Company expands its international reach primarily through international licensing agreements. Meredith’s national media brands are currently distributed in nearly 80 countries, including a localized presence in more than 30 countries such as Australia, China, India, Mexico, Russia, and Turkey in print and digitally. The Company continues to pursue activities that will serve consumers and advertisers while also extending and strengthening the reach and vitality of our brands.

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

The Foundry—The Foundry is a creative content studio servicing clients across a broad range of industries. The services include using our content creation expertise to develop content marketing programs across multiple platforms, including native advertising that enable clients to engage new consumers and build long-term relationships with existing customers.

Production and Delivery
Paper, printing, and postage costs accounted for 21 percent of the national media segment’s fiscal 2018 operating expenses.

Coated publication paper is the major raw material essential to the national media segment. We directly purchase all of the paper for our magazine production and custom publishing business. The Company has contractual agreements with major paper manufacturers to ensure adequate supplies for planned publishing requirements. The price of paper is driven by overall market conditions and is therefore difficult to predict. In fiscal 2018, average paper prices decreased 1 percent. Paper prices declined 5 percent and 2 percent in fiscal 2017 and 2016, respectively. Management anticipates slight increases in paper prices in fiscal 2019.

Meredith has multi-year printing contracts with two major domestic printers for the printing of our magazines.

Postage is a significant expense of the national media segment. We continually seek the most economical and effective methods for mail delivery, including cost-saving strategies that leverage work-sharing opportunities offered within the postal rate structure. Periodical postage accounts for over 80 percent of Meredith’s postage costs, while other mail items—direct mail, replies, and bills—account for nearly 20 percent. The Governors of the United States Postal Service (USPS) review prices for mailing services annually and adjust postage rates periodically. In general, postage rate changes are capped by law at the rate of inflation as measured by the Consumer Price Index. The most recent rate change was an increase of less than two percent effective January 2018. With the exception of fiscal 2016, postage prices have risen in each of Meredith’s last five fiscal years. In fiscal 2016, we saw a rare reduction in postage prices due to a roll-back of the temporary 4.3 percent exigent increase implemented in January 2014. While we expect postage prices to again increase in January 2019, an ongoing legislatively mandated review of the existing law by the Postal Regulatory Commission could potentially result in adjustments to the current rate setting regime. The impact of any such change could be effective as early as the first quarter of calendar 2019. Meredith continues to work independently and with others to encourage and help the USPS find and implement efficiencies to contain rate increases. We cannot, however, predict future changes in the postal rates or the impact they will have on our national media business.
Subscription fulfillment services for certain of Meredith’s national media brands are provided by third parties. While Meredith expects to transition all subscription fulfillment services to third-party providers in fiscal 2019, during fiscal 2018 we provided fulfillment and related services for the national media brands acquired with Time as well as for other publishers’ magazines. Other consumer marketing functions provided include fulfillment, customer service and database management services, including order and payment processing and call-center support.

National magazine newsstand distribution services are also provided by third parties through multi-year agreements as well as through our retail distribution operation TIR.

Competition
Publishing is a highly competitive business. The Company’s magazines and related publishing products and services compete with other mass media, including the internet and many other leisure-time activities. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics, advertiser results, and sales team effectiveness. Competition for readers is based principally on editorial content, marketing skills, price, and customer service. While competition is strong for established titles, gaining readership for newer magazines and specialty publications is especially competitive.

Local Media

Local media contributed 31 percent of Meredith’s consolidated revenues and 66 percent of the combined operating profit from national media and local media operations in fiscal 2018. These results reflect the acquired Time business since the date of the acquisition. Information about the Company’s television stations at June 30, 2018, is as follows:

Station, Market	DMA National Rank [1]	Network Affiliation	Related Website	Expiration Date of Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]

WGCL-TV	9	CBS	cbs46.com	August 2020	46	April 2021	4.1%
Atlanta, GA

WPCH-TV	9	Independent	n/a	n/a	17	April 2021	1.1%
Atlanta, GA

KPHO-TV	11	CBS	azfamily.com	August 2020	5	October 2022	5.9%
Phoenix, AZ

KTVK	11	Independent	azfamily.com	n/a	3	October 2022	3.3%
Phoenix, AZ

KMOV	21	CBS	kmov.com	June 2020	4	February 2022	10.8%
St. Louis, MO

KPTV	22	FOX	kptv.com	December 2018	12	February 2023	5.6%
Portland, OR

KPDX	22	MyNetworkTV	n/a	September 2020	49	February 2023	1.8%
Portland, OR

WSMV-TV	27	NBC	wsmv.com	December 2021	4	August 2021	7.7%
Nashville, TN

WFSB	32	CBS	wfsb.com	June 2020	3	April 2023	10.6%
Hartford, CT
New Haven, CT

KCTV	33	CBS	kctv5.com	August 2020	5	February 2022	9.1%
Kansas City, MO

KSMO-TV	33	MyNetworkTV	n/a	September 2020	62	February 2022	0.8%
Kansas City, MO

WHNS	38	FOX	foxcarolina.com	December 2018	21	December 2020	3.3%
Greenville, SC
Spartanburg, SC
Asheville, NC
Anderson, SC

Station, Market	DMA National Rank [1]	Network Affiliation	Related Website	Expiration Date of Network Affiliation	Virtual Channel	Expiration Date of FCC License	Average Audience Share [2]
KVVU-TV	40	FOX	fox5vegas.com	December 2018	5	October 2022	5.1%
Las Vegas, NV

WALA-TV	59	FOX	fox10tv.com	December 2018	10	April 2021	6.0%
Mobile, AL
Pensacola, FL

WNEM-TV	71	CBS	wnem.com	August 2020	5	October 2021	12.8%
Flint, MI
Saginaw, MI
Bay City, MI

WGGB-TV	116	ABC	westernmassnews.com	December 2019	40	April 2023	9.9%
Springfield, MA		FOX		December 2018	40.2		3.0%
Holyoke, MA

WSHM-LD	116	CBS	westernmassnews.com	June 2020	3	April 2023	6.3%
Springfield, MA
Holyoke, MA

n/a Not applicable
[1] Designated Market Area (DMA) is a registered trademark of, and is defined by, Nielsen Media Research. The national rank is from the 2017-2018 DMA ranking.
[2] Average audience share represents the estimated percentage of households using television tuned to the station in the DMA. The percentages shown reflect the average total day shares (6:00 a.m. to 2:00 a.m.) for the November 2017, February 2018, and May 2018 measurement periods.

Operations
The principal sources of the local media segment’s revenues are: 1) local non-political advertising focusing on the immediate geographic area of the stations; 2) national non-political advertising; 3) retransmission of our television signals by cable, satellite, telecommunications, and over-the-top service providers; 4) geographic and demographic-targeted digital and print advertising programs sold to third parties; 5) digital advertising on the stations’ websites, mobile-optimized websites, and apps; and 6) political advertising which is cyclical with peaks occurring in our odd numbered fiscal years (e.g., fiscal 2015, fiscal 2017) and particularly in our second fiscal quarter of those fiscal years.

The stations sell commercial time to both local/regional and national advertisers. Rates for spot advertising are influenced primarily by the market size, number of media competitors, including in-market broadcasters, and audience ratings and demographics. The larger a station’s audience in any particular daypart, the more leverage a station has in negotiating advertising rates. Generally, as supply and demand fluctuate in the market, so do a station’s advertising rates. Most national advertising is sold by independent representative firms while local/regional advertising is sold by the sales staff at each station.

Typically 40 to 50 percent of a market’s television advertising revenue is generated during local newscasts. Stations are continually working to grow their news ratings, which in turn increase advertising revenues.

Meredith’s 16 national network affiliations at our television stations also influence advertising rates. Generally, a network affiliation agreement provides a station the exclusive right to broadcast network programming in its local service area. In return, the network has the right to sell most of the commercial advertising aired during network programs and receives programming fees from the station.

Retransmission consent revenue is generated from cable, satellite, telecommunications, and over-the-top service providers who pay Meredith for access to our television station signals so that they may retransmit our signals and charge their subscribers for this programming. These fees increased in each of the last three fiscal years primarily due to renegotiations of expiring contracts and negotiated contract step-ups on existing contracts effective during the year.

Programming fees paid to the networks are in essence a portion of the retransmission consent fees that Meredith receives from cable, satellite, telecommunications, and over-the-top service providers, which pay Meredith to carry our television programming in our markets. In addition to increases in fiscal 2017, programming fees paid to the networks increased significantly in fiscal 2018 due to renegotiations of expired contracts.

Stations generally also pay networks for certain programming and services such as marquee sports (professional football, college basketball, and Olympics) and news services. While Meredith’s relations with the networks historically have been very good, the Company can make no assurances they will remain so over time.

The Federal Communications Commission (FCC) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data, mobile applications, and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Most of our stations are broadcasting one or more additional programming streams on their digital channels: two of our markets have MyNetworkTV, nine carry COZI TV, six broadcast the Escape network, three air the Bounce network, and three air the LAFF network.

The costs of television programming are significant. In addition to network fees, there are two principal programming costs for Meredith: locally produced programming, including local news, and purchased syndicated programming. The Company continues to increase our locally produced news and entertainment programming to control content and costs and to attract advertisers. Syndicated programming costs are based largely on demand from stations in the market and can fluctuate significantly.

Additionally, in fiscal 2018 as a part of the Time acquisition, MNI Targeted Media (MNI) became a part of local media’s operations. Through MNI, we provide clients with a single point of contact for a range of targeted digital and print advertising programs primarily on a local and regional level. Our digital products include programmatic offerings and custom display advertising on local and national websites. Our print products include customized geographic and demographic-targeted advertising programs in approximately 35 top U.S. magazines, including our own national media magazines and those of other leading magazine publishers.

Competition
Meredith’s television stations compete directly for advertising dollars and programming in their respective markets with other local television stations, radio stations, cable/satellite providers’ programming, and network local sales. The stations further compete against these media competitors’ and other local and national digital and mobile media properties. Other mass media providers, such as newspapers and their related websites and apps, are also competitors. Advertisers compare audience viewership/consumption, market share, audience demographics, and advertising rates, whether local, network, or syndicated, when making advertising decisions.

Regulation
The ownership, operation, and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive regulation of the broadcasting industry under authority granted by the Communications Act of 1934, as amended (Communications Act), including authority to promulgate rules and regulations governing broadcasting. The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations’ locations and operating parameters; issues, renews, revokes, and modifies station licenses; regulates and limits changes in ownership or control of station licenses; regulates equipment used by stations; regulates station employment practices; regulates certain program content, including commercial matters in children’s programming; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations. Reference should be made to the Communications Act, as well as to the FCC’s rules, public notices, and rulings for further information concerning the nature and extent of federal regulation of broadcast stations.

Broadcast licenses are granted for eight-year periods. The Communications Act directs the FCC to renew a broadcast license if the station has served the public interest and is in substantial compliance with the provisions of the Communications Act and FCC rules and policies. Management believes the Company is in substantial compliance with all applicable provisions of the Communications Act and FCC rules and policies and knows of no reason why Meredith’s broadcast station licenses will not be renewed.

The FCC has, on occasion, changed the rules related to ownership of media assets, including rules relating to the ownership of one or more television stations in a market. The FCC’s media ownership rules are subject to further review by the FCC, various court appeals, petitions for reconsideration before the FCC, and possible actions by Congress. We cannot predict the impact of any of these developments on our business.

The Communications Act and the FCC also regulate relationships between television broadcasters and cable, satellite, and telecommunications television providers. Under these provisions, most cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations that elect to exercise this right to mandatory carriage. Alternatively, television stations may elect to restrict cable systems from carrying their signals without their written permission, referred to as retransmission consent. Congress and the FCC have established and implemented generally similar market-specific requirements for mandatory carriage of local television stations by satellite television providers when those providers choose to provide a market’s local television signals. These rules, including related rules on exclusivity, good faith bargaining, and over-the-top carriage are subject to further review by the FCC and possible actions by Congress. We cannot predict the impact of any of these developments on our business.

The FCC proposed a plan, called the National Broadband Plan, to increase the amount of spectrum available in the U.S. for wireless broadband use. In furtherance of the National Broadband Plan, Congress enacted, and the President signed into law, legislation authorizing the FCC to conduct a “reverse auction” for which television broadcast licensees could submit bids to receive compensation in return for relinquishing all or a portion of their rights in the television spectrum of their full service and/or Class A stations. Under the new law, the FCC may hold one reverse auction and a follow-up auction for the newly freed spectrum. The FCC completed both auctions in calendar 2017.

Even if a television licensee did not participate in the reverse auction, the results of the auction could materially impact a station’s operations. The FCC has the authority to force a television station to change channels and/or modify its coverage area to allow the FCC to rededicate certain channels within the television band for wireless broadband use. Last year, the FCC released a list of television stations that must change their facilities as part of this “repacking” process. Several of our stations are among the hundreds of stations selected for repacking of the television band. The repacking process will be ongoing for several years and may change. The FCC will reimburse us for certain repacking expenses subject to an overall industry cap on the reimbursed expenses of all repacked television stations. We cannot predict whether or how this process will ultimately affect the Company or our television stations.

In addition to the National Broadband Plan, Congress, certain States, and the FCC have under consideration, and in the future may adopt, new laws, regulations, and policies regarding a wide variety of other matters that also could affect, directly or indirectly, the operation, ownership transferability, and profitability of the Company’s broadcast stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these could include spectrum usage fees, regulation of political advertising rates, restrictions on the advertising of certain products (such as alcoholic beverages or gambling), program content restrictions, and ownership rule changes.

Other matters that could potentially affect the Company’s broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry for viewers or advertisers, such as home video recording devices and players, satellite radio and television services, cable television systems, newspapers, outdoor advertising, and internet-delivered video programming services. For example, the FCC recently approved a proposal to allow the voluntary transition of television broadcasters to ATSC 3.0, known as Next Generation Television. We cannot predict whether or how this process will ultimately affect the Company or our television stations. Large mass communication transactions have also increased the scrutiny of federal and state antitrust enforcement on the mass communications industry.

The information provided in this section is not intended to be inclusive of all regulatory provisions currently in effect. Statutory provisions and FCC regulations are subject to change, and any such changes could affect future operations and profitability of the Company’s local media segment. Management cannot predict what regulations or legislation may be adopted, nor can management estimate the effect any such changes would have on the Company’s television broadcasting operations.

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers are elected to one-year terms each November. The current executive officers of the Company are:

Stephen M. Lacy—Executive Chairman (2018 - present) and a director of the Company since 2004. Formerly Chairman and Chief Executive Officer (2016 - 2018) and Chairman, President, and Chief Executive Officer (2010 - 2016). Age 64.

Thomas H. Harty—President and Chief Executive Officer (2018 - present) and a director of the Company since 2017. Formerly President and Chief Operating Officer (2016 - 2018) and President, National Media Group (2010 - 2016). Age 55.

Jonathan B. Werther—President, National Media Group (2016 - present). Formerly Executive Vice President/President Meredith Digital (2013 - 2016). Age 49.

Patrick McCreery—President, Local Media Group (July 1, 2018 - present). Formerly Local Media Group Executive Vice President (2018), Vice President of News and Marketing (2014 - 2018), and Vice President and General Manager, KPTV/KPDX (2008 - 2014). Age 47.

Joseph H. Ceryanec—Chief Financial Officer (2008 - present). Age 57.

John S. Zieser—Chief Development Officer/General Counsel and Secretary (2006 - present). Age 59.

EMPLOYEES

As of June 30, 2018, the Company had approximately 7,500 full-time and 415 part-time employees, of whom approximately 6,850 were located in the United States, 50 in the Netherlands, 35 in the United Kingdom, 850 in India, and 130 in other locations throughout Europe and Asia. Only a small percentage of our workforce is unionized. We have various arrangements with our international employees that we believe to be customary for multinational corporations. We have had no strikes or work stoppages during the last five years and consider relations with our employees to be good.

OTHER

Name recognition and the public image of the Company’s trademarks (e.g., People, Better Homes & Gardens, Parents) and television station call letters are vital to the success of our ongoing operations and to the introduction of new businesses. The Company protects our brands by aggressively defending our trademarks and call letters.

The Company had no material expenses for research and development during the past three fiscal years. Revenues from individual customers and revenues, operating profits, and identifiable assets of foreign operations were not significant. Compliance with federal, state, and local provisions relating to the discharge of materials into the environment and to the protection of the environment had no material effect on capital expenditures, earnings, or the Company’s competitive position.

AVAILABLE INFORMATION

The Company’s corporate website is meredith.com. The content of our website is not incorporated by reference into this Form 10-K. Meredith makes available free of charge through our website our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the United States Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after such documents are electronically filed with or furnished to the SEC. Meredith also makes available on our website our corporate governance information including charters of all of our Board Committees, our Corporate Governance Guidelines, our Code of Ethics, and our Bylaws. Copies of such documents are also available free of charge upon written request.

FORWARD-LOOKING STATEMENTS

This Form 10-K, including the sections titled Item 1-Business, Item 1A-Risk Factors, and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our SEC filings and elsewhere. By their nature, forward-looking statements involve risks, trends, and uncertainties that could result in actual results that are materially different than those anticipated in any forward-looking statements. Such factors include, but are not limited to, those items described in Item 1A-Risk Factors below, those identified elsewhere in this document, and other risks and factors identified from time to time in our SEC filings. We have tried, where possible, to identify such statements by using words such as believe, expect, intend, estimate, may, anticipate, will, likely, project, plan, and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates, and assumptions regarding future events and are applicable only as of the dates of such statements. Readers are cautioned not to place undue reliance on such forward-looking statements that are part of this filing; actual results may differ materially from those currently anticipated. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1A. RISK FACTORS

In addition to the other information contained or incorporated by reference into this Form 10-K, investors should consider carefully the following risk factors when investing in our securities. In addition to the risks described below, there may be additional risks that we have not yet perceived or that we currently believe are immaterial.

Risks Relating to the Acquisition of Time

The Company may fail to realize all of the anticipated benefits of the acquisition of Time, those benefits may take longer to realize than expected, or the Company may encounter significant difficulties in integrating Time’s business into our operations. If the acquisition does not achieve its intended cost savings results, the business, financial condition, and results of operations could be materially and adversely affected. Although the Company currently estimates annual cost synergies in excess of $500 million within the first two full years of combined operation and incurring costs to achieve those synergies of approximately $300 million spread evenly between the first two years of operation, actual synergies and cost savings could differ materially from our current expectations. Our ability to realize the anticipated benefits resulting from the acquisition of Time, including anticipated synergies, will depend, to a large extent, on our ability to integrate Time’s business into our existing operations. In addition, these synergies and cost savings are based on estimates and assumptions made that are inherently uncertain, and are subject to significant business, economic, and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control.

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

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies;

•	difficulties in the assimilation of employees and corporate cultures; and

•	challenges in attracting and retaining key personnel.

Many of these factors are outside of our control and any one of these factors could result in increased costs, decreases in the amount of expected revenues, and additional diversion of management’s time and energy, which could materially adversely impact our business, financial condition, and results of operations. In addition, even if the operations are integrated successfully, the full benefits, including the synergies, cost savings, revenue growth, or other benefits that are expected, may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. All of these factors could decrease or delay the expected accretive effect of the acquisition, and negatively impact our business, operating results, and financial condition. As a result, we cannot provide any assurance that the acquisition of Time will result in the realization of the full benefits that we anticipate.

The successful execution of the post-acquisition integration strategy will involve considerable risks and may not be successful. If management is unable to minimize the potential disruption of the ongoing business and distraction of management during the integration process, the anticipated benefits of the acquisition may not be realized or realized as quickly as we anticipate. Realizing the benefits of the acquisition will depend in part on the integration of technology, operations, and personnel while maintaining adequate focus on core businesses. There may be overlaps in the current offerings of us and Time, which could negate some of the anticipated benefits and enhanced revenue opportunities resulting from the acquisition. There are no assurances that any cost savings, greater economies of scale, and other operational efficiencies, as well as revenue enhancement opportunities anticipated from the combination of the two businesses will occur. Operating expenses may increase significantly in the near term due to the increased headcount, expanded operations, and expense or changes related to post-acquisition integration. To the extent that the Company’s expenses increase but its revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, our business, operating results, and financial condition may be materially and adversely affected. In addition, failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect our business, operating results, and financial condition.

Significant costs associated with the acquisition will be incurred. We have incurred and will incur substantial expenses as a result of the acquisition of Time including expenses in connection with coordinating the businesses, operations, policies, and procedures. These expenses include expenses we will incur in connection with achieving synergies, and expenses associated with the new indebtedness that we incurred in connection with the acquisition. While we have assumed that a certain level of integration expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

Employee uncertainty related to the acquisition could harm the Company. Employees may experience uncertainty about their future role with the Company until or after strategies are executed. The integration team that is working on effectively combining the companies’ businesses may streamline operations to achieve cost savings or in response to general economic conditions. The integration process may cause disruptions among employees or erode employee morale. Employee uncertainty may adversely affect the Company’s ability to attract new personnel to fill key positions that may become available upon integration of the two businesses or to retain current employees necessary to implement the Company’s strategies, either of which may disrupt the operations of the Company. We may not succeed in retaining current employees. Management may not be successful in motivating continuing employees and keeping them focused on the strategies and goals of the Company during potential workforce reductions and other distractions relating to the acquisition.

Customers may delay or cancel business arrangements, or seek to modify existing relationships, as a result of concerns over the acquisition or to extract negotiation leverage. The acquisition could cause potential customers to delay or cancel contracts as a result of concerns over the acquisition. In particular, prospective customers could be reluctant to purchase the Company’s products and services due to uncertainty about the direction of the Company. Moreover, existing customers may seek to modify their relationships to extract leverage in connection with current or anticipated contract negotiations. A delay or cancellation of purchases by potential customers or modification of current arrangements by existing customers could have an adverse effect on our business, results of operations, or financial condition.

We have recorded significant goodwill and other intangible assets in connection with the acquisition of Time that could become impaired, resulting in significant non-cash charges against earnings. In connection with the accounting for the acquisition of Time, we recorded a significant amount of intangible assets and goodwill. Under accounting principles generally accepted in the United States of America (U.S. GAAP), the Company must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a non-cash charge against earnings, which could materially adversely affect our results of operations.

Our business could be adversely impacted by the proposed divestiture of our non-core media assets. As previously disclosed, we anticipate agreements to sell the TIME, Sports Illustrated, Fortune, and Money brands, along with our 60 percent equity investment in Viant, to be finalized in early fiscal 2019. These brands and businesses have different target audiences and advertising bases than the rest of our portfolio, and we believe each is better suited for success with a new owner. Divestitures involve risks, including difficulties in the separation of operations, services, products, and personnel; the diversion of management's attention from other business concerns; the disruption of our day-to-day operations; and the potential loss of key employees. We may not receive an acceptable offer for our non-core media assets and we may not be able to negotiate an acceptable definitive agreement or consummate a sale transaction in a timely manner or at all. Dispositions may also involve continued financial involvement in the divested business, such as through transition service agreements, guarantees, and indemnities or other current or contingent financial obligations and liabilities, which could adversely affect our future financial results. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting our non-core media assets.

Risks Relating to Indebtedness and Equity

Our substantial level of indebtedness and our ability to incur significant additional indebtedness could adversely affect our business, financial condition, and results of operations. Our level of indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements or to carry out other aspects of our business;

•	increase our cost of borrowing;

•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, and other general corporate requirements or to carry out other aspects of our business;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a potential disadvantage compared to our competitors that have less debt;

•	affect our credit ratings; and

•	limit our ability to pay dividends.

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

Our indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly or could prevent us from taking advantage of lower rates. A portion of our indebtedness consists of term loans and revolving credit facility borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to any of our variable-rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, we have significant fixed-rate indebtedness that includes prepayment penalties which could prevent us from taking advantage of any future decrease in interest rates that may otherwise be applicable to us.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control. Our ability to make cash payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. Our ability to generate such cash flow is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Our business may not generate cash flow from operations in an amount sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness, or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as refinancing or restructuring our indebtedness, selling assets, issuing equity, or reducing or delaying capital expenditures, strategic acquisitions, and investments. These actions, if necessary, may not be affected on commercially reasonable terms or at all. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at the applicable time. Any refinancing of our debt, if we are able to refinance our debt at all, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, our credit agreements restrict our ability to undertake, or use the proceeds from, such measures. Our ability to repay our indebtedness is largely dependent on the generation of cash flow by our operating subsidiaries and our operating subsidiaries’ ability to make cash available to us by dividend, intercompany loans, advances and other transactions, or otherwise. Our subsidiaries may not be able to, or may not be permitted to, transfer cash to us to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries.

Covenants under the indenture governing our 2026 Senior Notes and our credit agreement may restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. The indenture governing our $1.4 billion aggregate principal amount of 6.875 percent unsecured senior notes (2026 Senior Notes) and our credit agreement impose various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	pay dividends or distributions, repurchase equity, prepay, redeem or repurchase certain debt, and make certain investments;

•	incur additional debt and issue certain preferred stock;

•	provide guarantees in respect of obligations of other persons;

•	incur liens on assets;

•	engage in certain asset sales, including capital stock of our subsidiaries;

•	merge, consolidate with, or sell all or substantially all of our assets to another person;

•	enter into transactions with affiliates;

•	enter into agreements that restrict distributions from our subsidiaries;

•	designate subsidiaries as unrestricted subsidiaries; and

•	prohibit certain restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us.

These covenants may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

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

The holder of our Series A preferred stock has rights that are senior to those of Meredith’s common stockholders, and the terms of the Series A preferred stock may limit our ability to pay dividends. The Series A preferred stock ranks senior to any other class or series of equity, including Meredith’s common stock and class B stock, with respect to dividend rights and rights upon liquidation. Meredith is required to pay dividends on the Series A preferred stock in cash or in kind at an annual rate. Meredith expects to continue to pay dividends on Meredith’s common stock and class B stock, but for so long as the Series A preferred stock remains outstanding, Meredith’s ability to declare or pay dividends or distributions on, or purchase or redeem, shares of Meredith’s common stock and class B stock is subject to compliance with certain covenants. Meredith’s failure to comply with the terms of the Series A preferred stock could restrict Meredith’s ability to pay dividends as expected.

Risks Relating to Income Taxes

The Tax Cuts and Jobs Act (the Tax Reform Act) could adversely affect the Company’s business and financial condition. The Tax Reform Act, which was signed into law on December 22, 2017, includes numerous provisions that will affect businesses and may adversely impact the Company’s business and financial condition. Among other things, the Tax Reform Act includes limitations on a corporation’s ability to deduct certain expenses. Specifically, beginning after December 31, 2017, the deduction of net interest expenses for any taxable year of a corporate borrower will generally be capped at 30 percent of the “adjusted taxable income” of such corporate borrower for such taxable year. For purposes of the foregoing provision, the term “adjusted taxable income” generally refers to a corporation’s earnings before interest, taxes, and, in the case of taxable years beginning before January 1, 2022, depreciation, amortization, and depletion. By contrast, prior to the adoption of the Tax Reform Act, interest paid or accrued by a business was generally deductible in the computation of taxable income subject to certain limitations. Accordingly, to the extent that the Tax Reform Act limits the amount of the Company’s net interest expenses that is permitted to be deducted from the Company’s taxable income in a taxable year, the Company will pay federal income taxes on more taxable income with respect to such taxable year, which could adversely affect the Company’s business and financial condition, including, among other things, its liquidity and its cost of capital. However, the Tax Reform Act’s reduction of the corporate tax rate may mitigate the effect of this new limitation on the deductibility of net interest expenses.

The Time business could have an indemnification obligation to Time Warner, which could materially adversely affect our financial condition. The complete legal and structural separation of Time Warner Inc.’s (Time Warner) magazine publishing and related business from Time Warner (the Spin-Off) was completed by way of a pro rata dividend of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014, based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the Distribution). If, due to any of Time’s representations being untrue or Time’s covenants being breached, it was determined that the Distribution did not qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code (the Code), or that an excess loss account existed at the date of the Spin-Off, Time could be required to indemnify Time Warner for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

Risks Relating to Business Operations

Advertising represents the largest portion of our revenues and advertising demand may fluctuate from period to period. In fiscal 2018, 50 percent of our revenues were derived from advertising. Advertising constitutes 48 percent of our national media revenues and 54 percent of our local media revenues. Demand for advertising is highly dependent upon the strength of the U.S. economy. During an economic downturn, demand for advertising may decrease. The growth in alternative forms of media, particularly electronic media including those based on the internet, has increased the competition for advertising dollars, which could in turn reduce expenditures for magazine and television advertising or suppress advertising rates.

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

Our websites and internal networks may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations. The Company uses computers and other technology in substantially all aspects of our business operations, and our revenues are increasingly dependent on digital products. Such increases expose us to potential cyber incidents resulting from deliberate attacks or unintentional events. Our website activities involve the storage and transmission of proprietary information, which we strive to protect from unauthorized access. However, it is possible that unauthorized persons may be able to circumvent our protections and misappropriate proprietary information, corrupt data, or cause interruptions or malfunctions in our digital operations. The results of these incidents could include, but are not limited to, business interruption, public disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation, financial consequences, and reputational damage adversely affecting customer or investor confidence, any or all of which could adversely affect our business. We invest in security resources and technology to protect our data and business processes against risk of data security breaches and cyber-attack, but the techniques used to attempt attacks are constantly changing. A breach or successful attack could have a negative impact on our operations or business reputation.

Evolving privacy and information security laws and regulations may impair our ability to market to consumers. Meredith’s consumer database includes first-party data that is used to market our products to our customers and is also rented to or used on behalf of marketing and advertising clients. As public awareness shifts to data gathering and usage, privacy rights, and data protection, new laws and regulations may be passed that would restrict or prevent us from utilizing this data. Such restrictions could reduce or eliminate this resource for generating revenue for the Company.

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

Our local media operations are subject to FCC regulation. Our broadcasting stations operate under licenses granted by the FCC. The FCC regulates many aspects of television station operations including employment practices, political advertising, indecency and obscenity, programming, signal carriage, and various other technical matters. Violations of these regulations could result in penalties and fines. Changes in these regulations could impact the results of our operations. The FCC also regulates the ownership of television stations. Changes in the ownership rules could adversely affect our ability to consummate future transactions or may favor our competitors. Details regarding regulation and its impact on our local media operations are provided in Item 1-Business beginning on page 9.

Loss of or changes in affiliation agreements could adversely affect operating results for our local media segment. Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of our stations have network affiliation agreements. Seven are affiliated with CBS, five with FOX, two with MyNetworkTV, one with NBC, and one with ABC. These television networks produce and distribute programming in exchange for each of our stations’ commitment to air the programming at specified times and for commercial announcement time during the programming. We also make cash payments to the networks. These payments are in essence a portion of the retransmission consent fees that Meredith receives from cable, satellite, and telecommunications service providers, which pay Meredith to carry our television programming in our markets. These network relationships may also include terms regarding over-the-top distribution. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the affiliate network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and/or which may not be as attractive to our audiences, resulting in reduced revenues. Furthermore, the non-renewal of any retransmission consent agreement with a major cable, satellite, or telecommunications service provider could adversely affect the economics of our relationship with the applicable network(s), advertising revenues, and our local brands. If renewed, our network affiliation agreements and our retransmission agreements may be renewed on terms that are less favorable to us. Our CBS affiliation agreements expire in June and August 2020. The MyNetworkTV affiliation agreements expire in September 2020. Our FOX affiliation agreements expire in December 2018. Our NBC affiliation agreement expires in December 2021 and our ABC affiliation agreement expires in December 2019.

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

Increases in paper and postage prices, which are difficult to predict and control, could adversely affect our results of operations. Paper and postage represent significant components of our total cost to produce, distribute, and market our printed products. In fiscal 2018, these expenses accounted for 11 percent of national media’s operating costs. Paper is a commodity and its price can be subject to significant volatility. All of our paper supply contracts currently provide for price adjustments based on prevailing market prices; however, we historically have been able to realize favorable paper pricing through volume discounts. The USPS distributes substantially all of our subscription magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Further, we may not be able to pass such increases on to our customers.

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

Impairment of goodwill and intangible assets is possible, depending upon future operating results and the value of the Company’s stock. Although the Company wrote down certain of its intangible assets, including goodwill and trademarks, by $22.7 million in fiscal 2018, $5.3 million in fiscal 2017, and $155.8 million in fiscal 2016, further impairment charges are possible. We test our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of every fiscal year and on an interim basis if indicators of impairment exist. Factors which influence the evaluation include, among many things, the Company’s stock price and expected future operating results. If the carrying value of a reporting unit or an intangible asset is no longer deemed to be recoverable, a potentially material non-cash impairment charge could be incurred. At June 30, 2018, goodwill and intangible assets totaled $3.9 billion, or 58 percent of Meredith’s total assets, with $3.0 billion in the national media segment and $907.1 million in the local media segment. The review of goodwill is performed at the reporting unit level. The Company has three reporting units – national media, local media excluding MNI, and MNI. We performed our most recent annual goodwill impairment test as of May 31, 2018. The fair value of the national media reporting unit exceeded its net assets by 15 percent. The impairment analysis assumed only 50 percent of the synergies expected to be realized from the acquisition of Time. Had 100 percent of the synergies been incorporated into the future cash flows in the impairment analysis, the fair value would have exceeded carrying value by 43 percent. Qualitative impairment analyses were performed for the local media excluding MNI reporting unit and the MNI reporting unit and resulted in no indications of impairment and thus, no quantitative assessments were necessary. Changes in key assumptions about the economy or business prospects used to estimate fair value or other changes in market conditions could result in additional impairment charges. Although these charges would be non-cash in nature and would not affect the Company’s operations or cash flow, they would reduce stockholders’ equity and reported results of operations in the period charged.

We have three classes of stock with different voting rights. We have three classes of stock: Series A preferred stock, common stock, and class B stock. The Series A preferred stock is non-voting. Holders of common stock are entitled to one vote per share and account for 44 percent of the voting power. Holders of class B stock are entitled to ten votes per share and account for the remaining 56 percent of the voting power. There are restrictions on who can own class B stock. The majority of Class B shares are held by members of Meredith’s founding family. Control by a limited number of holders may make the Company a less attractive takeover target, which could adversely affect the market price of our common stock. This voting control also prevents other shareholders from exercising significant influence over certain of the Company’s business decisions.

Adverse changes in the equity markets or interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our United Kingdom (U.K.) pension costs and could result in a material adverse effect on our business, financial condition, and results of operations. Through one of our U.K. subsidiaries acquired with the acquisition of Time, the Company sponsors the IPC Media Pension Scheme (the IPC Plan), a defined benefit pension plan that is closed both to new participants and to the future accrual of additional benefits for current participants. The majority of pensions in payment and deferred pensions in excess of any guaranteed minimum pension are increased annually in line with the increase in the retail price index up to a maximum of 5 percent. Concurrently with the acquisition of Time, the Company was substituted for Time as the guarantor of all obligations of the statutory employers under the IPC Plan.

The most recent triennial valuation of the IPC Plan under U.K. pension regulations was completed as of April 5, 2015. Under the assumptions used in such valuation, which are more conservative than the assumptions used to determine a pension plan’s funded status in accordance with U.S. GAAP, the IPC Plan was deemed to be underfunded at that time by approximately £156 million. A triennial valuation of the IPC Plan is currently in process and once completed, will be as of April 5, 2018.

Under the current deed of guarantee, the Company would be obligated to fund the IPC Plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, the Company would be required to deposit the buyout deficit into escrow if its debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default (a Major Debt Acceleration) or if a Covenant Breach were to occur (as described below). The Company would be permitted to recoup the escrowed funds under certain circumstances. However, if the Company, as the sponsor, was to become insolvent, or if a Major Debt Acceleration were to occur (without being promptly cured), any escrowed funds would be immediately contributed into the IPC Plan and the Company would be obligated to immediately contribute into the IPC Plan any shortfall in the buyout deficit amount.

In connection with the completion of the sale of all issued shares of TIUK on March 15, 2018, and the substitution of another U.K. subsidiary of the Company as the sole sponsor under the IPC Plan, the deed of guarantee was amended to remove requirements to deposit the buyout deficit as a result of certain credit rating triggers. At the same time, the Company agreed that the same subsidiaries of the Company that guarantee the Company’s 2026 Senior Notes would guarantee the obligations of the Company under the IPC Plan on a pari passu basis with the obligations under the 2026 Senior Notes. In addition, the Company agreed to incorporate the terms of certain covenants under the indenture governing the 2026 Senior Notes into the amended deed of guarantee effective as of March 15, 2018. If a breach of such covenants by the Company or the subsidiary guarantors occurs (after certain notice and cure periods) (a Covenant Breach), the Company would be required to deposit the buyout deficit (less the amount of certain types of security in favor of the IPC Plan, currently provided in the form of a surety bond) into escrow as described above.

If the Company had been required to fund the buyout deficit on June 30, 2018, the amount would have been approximately £138 million. The amount of the buyout deficit changes daily and is determined by many factors, including changes in the fair value of the IPC Plan assets and liabilities and interest rates.

It is possible that, following future valuations of the IPC Plan’s assets and liabilities or following future discussions with the IPC Plan trustee, the annual funding obligation and/or the arrangements to ensure adequate funding for the IPC Plan will change. The future valuations under the IPC Plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, currency rates, inflation, mortality, and retirement rates, the investment strategy and performance of the IPC Plan assets, and (in certain limited circumstances) actions by the U.K. Pensions Regulator. Volatile economic conditions, including the U.K.’s impending exit from the European Union, commonly referred to as Brexit, could increase the risk that the funding requirements increase following the next triennial valuation. The U.K. Pensions Regulator also has powers under the Pensions Act 2004 to impose a contribution notice or a financial support direction on the Company (and other persons connected with the Company or the U.K. subsidiary which sponsors the IPC Plan) if, in the case of a contribution notice, the U.K. Pensions Regulator reasonably believes such person has been party to an act, or deliberate failure to act, intended to avoid pension liabilities or that is materially detrimental to the pension plan, or, in the case of a financial support direction, if a plan employer is a service company or insufficiently resourced and the Pensions Regulator considers it is reasonable to act against such a person. A significant increase in the funding requirements for the IPC Plan or in the calculated “self-sufficiency deficit” or the calculated “risk-free self-sufficiency deficit” could result in a material adverse effect on its business, financial condition, and results of operations.

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

The national media segment operates mainly from the Des Moines offices and from multiple leased facilities in New York, NY. The New York facilities are used primarily as advertising sales offices for all Meredith magazines and as headquarters for brands including Family Circle, Shape, Parents, Rachael Ray Every Day, and all brands acquired in the Time acquisition. We are in the process of transferring employees and operations from our leased facility at 805 Third Avenue, New York, NY to the leased facility at 225 Liberty Street, New York, NY. We plan to vacate the majority of the leased space at 805 Third Avenue by September 2018 and have entered into agreements with unaffiliated third-party tenants to sublease approximately 70 percent of the leased space at this location.

The national media segment has also entered into leases for magazine editorial offices, national media sales offices, technology centers, warehouses, and other operational functions in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, Pennsylvania, Texas, Vermont, and Washington; Washington, D.C.; and in the countries of Canada, China, India, Japan, Netherlands, the Philippines, Singapore, and Switzerland. The Company believes these facilities are sufficient to meet our current and expected future requirements.

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

On October 26, 2010, the Canadian Minister of National Revenue denied the claims by Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) (TIR) for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency (CRA), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in

Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. Beginning in 2015, the collections department of the CRA requested payment of both assessments plus accrued interest or the posting of sufficient security. In each instance, TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection. Including interest accrued, the total of the reassessments claimed by the CRA for the years 2006 to 2010 was C$91 million as of November 30, 2015. On February 8, 2016, the Company filed an application for a remission order with the International Trade Policy Division of Finance Canada to seek relief from the assessments and the CRA’s collection efforts. The matter is currently subject to a proceeding in the Tax Court of Canada to resolve the issue of whether TIR or the publishers are entitled to the input tax credits. On March 31, 2017, the Company and the CRA jointly proposed a timetable for the completion of certain pre-trial steps related to this matter, which was approved by the Tax Court. In accordance with the timetable, on April 28, 2017, TIR filed an Amended Notice of Appeal of the assessments. In June 2017, the CRA filed a Reply to TIR's Amended Notice of Appeal and the Company filed an answer to the CRA reply in July 2017. The parties are currently engaged in discovery. The Company denies liability and intends to vigorously defend itself and pursue all defenses available to eliminate or mitigate liability.

In July 2017 and November 2017, Time received subpoenas from the Enforcement Division of the staff of the SEC requiring Time to provide documents relating to its accounting for goodwill and asset impairments, restructuring and severance costs, and its analysis and reporting of Time’s segments. The Company is cooperating with the SEC in the investigation. Management cannot at this time predict the eventual scope or outcome of this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, DIVIDENDS, AND HOLDERS

The principal market for trading Meredith’s common stock is the New York Stock Exchange (trading symbol MDP). There is no separate public trading market for Meredith’s class B stock, which is convertible share for share at any time into common stock. Holders of both classes of stock receive equal dividends per share.

The range of trading prices for the Company’s common stock and the dividends per share paid during each quarter of the past two fiscal years are presented below.

	High	Low	Dividends
Fiscal 2018
First Quarter	$63.05	$53.25	$0.520
Second Quarter	72.25	50.63	0.520
Third Quarter	69.35	52.35	0.545
Fourth Quarter	54.95	47.30	0.545

	High	Low	Dividends
Fiscal 2017
First Quarter	$57.53	$49.17	$0.495
Second Quarter	59.70	43.85	0.495
Third Quarter	66.25	54.60	0.520
Fourth Quarter	66.15	51.20	0.520

Meredith stock became publicly traded in 1946, and quarterly dividends have been paid continuously since 1947. Meredith has increased our dividend for 25 consecutive years. It is currently anticipated that comparable dividends will continue to be paid in the future.

On July 31, 2018, there were approximately 880 holders of record of the Company’s common stock and 490 holders of record of class B stock.

COMPARISON OF SHAREHOLDER RETURN

The following graph compares the performance of the Company’s common stock during the period July 1, 2013, to June 30, 2018, with the Standard and Poor’s (S&P) MidCap 400 Index and with a peer group of companies engaged in multimedia businesses primarily with publishing and/or television broadcasting in common with the Company.

The S&P MidCap 400 Index is comprised of 400 mid-sized U.S. companies with a market cap in the range of $1.6 billion to $6.8 billion in primarily the information technology, financial, industrial, and consumer discretionary industries weighted by market capitalization. The peer group selected by the Company for comparison, which is weighted by market capitalization, is comprised of Media General, Inc. (until its acquisition by Nexstar Broadcasting Group, Inc. on January 17, 2017); Nexstar Broadcasting Group, Inc.; TEGNA Inc.; The E.W. Scripps Company; and Time Inc. (from June 9, 2014, the date its stock began trading to January 31, 2018, when it was acquired by us).
The graph depicts the results for investing $100 in the Company’s common stock, the S&P MidCap 400 Index, and the peer group at closing prices on June 30, 2013, assuming dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to the Company’s repurchases of common stock during the quarter ended June 30, 2018.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under the programs
				(in millions)
April 1 to April 30, 2018	31,228	$54.11	31,228	$56.9
May 1 to May 31, 2018	9,218	50.99	4,262	56.6
June 1 to June 30, 2018	9,982	52.31	9,982	56.1
Total	50,428		45,472

1
The number of shares purchased includes 31,228 shares in April 2018, 4,262 shares in May 2018, and 9,982 shares in June 2018 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

2
The number of shares purchased includes 4,956 shares in May 2018 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

In May 2014, Meredith announced the Board of Directors had authorized the repurchase of up to $100.0 million in additional shares of the Company’s common and class B stock through public and private transactions.

For more information on the Company’s common and class B share repurchase program, see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Share Repurchase Program” on page 46.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the fiscal years 2014 through 2018 are contained under the heading “Five-Year Financial History with Selected Financial Data” beginning on page 113 and are primarily derived from consolidated financial statements for those years. Information contained in that table is not necessarily indicative of results of operations in future years and should be read in conjunction with Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) consists of the following sections:

MD&A should be read in conjunction with the other sections of this Form 10-K, including Item 1-Business, Item 6-Selected Financial Data, and Item 8-Financial Statements and Supplementary Data. MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations and could be affected by many risks, uncertainties, and changes in circumstances including the uncertainties and risk factors described throughout this filing, particularly in Item 1A-Risk Factors. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth under the heading “Forward-Looking Statements” in Item 1-Business.

EXECUTIVE OVERVIEW

Meredith has been committed to service journalism for over 115 years. Meredith uses multiple media platforms— including print, digital, mobile, video, and broadcast television—to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

Meredith operates two business segments. The national media segment reaches more than 175 million unduplicated American consumers every month, including more than 80 percent of U.S. millennial women. Meredith is the No. 1 U.S. magazine operator, possessing leading positions in entertainment, food, lifestyle, parenting, and home content creation, as well as enhanced positions in the beauty, fashion, and luxury advertising categories through well-known brands such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Shape, Southern Living, and Martha Stewart Living. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at Walmart stores across the U.S. and at Walmart.com. The national media segment also includes leading affinity marketer Synapse, and The Foundry, the Company’s state-of-the-art creative content studio.

Meredith’s local media segment includes 17 television stations reaching 11 percent of U.S. households. Meredith’s portfolio is concentrated in large, fast-growing markets, with seven stations in the nation’s Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith’s stations produce over 700 hours of local news and entertainment content each week, and operate leading local digital properties.

Both segments operate primarily in the U.S. and compete against similar media and other types of media on both a local and national basis. In fiscal 2018, the national media segment accounted for 69 percent of the Company’s $2.2 billion in revenues while local media segment revenues contributed 31 percent. These results reflect the acquired Time business since the date of the acquisition.

Meredith continued to aggressively execute a series of well-defined strategic initiatives in fiscal 2018 to generate growth in revenue and increase shareholder value over time. These included:

The transformational acquisition of Time

◦
Creates an unparalleled portfolio of national media brands with greater scale and efficiency. Combined, Meredith’s brands now reach over 175 million unduplicated American consumers, including 80 percent of U.S. millennial women. Meredith is the No. 1 U.S. magazine operator, possessing leading positions in entertainment, food, lifestyle, parenting, and home content creation, as well as enhancing positions in the beauty, fashion, and luxury advertising categories.

◦
Advances Meredith’s digital position by adding significant scale. With nearly 135 million unique visitors in the U.S., Meredith now operates the largest premium content digital network for U.S. consumers. This includes the No. 1 position in the key categories of entertainment (People.com), food (Allrecipes.com), and lifestyle (BHG.com and MarthaStewart.com). Meredith now possesses richer and deeper proprietary data, and has greater scale in the high-growth and large video, branded content, and programmatic advertising platforms. National media digital advertising revenues grew more than 50 percent in fiscal 2018, and represented nearly 35 percent of the national media’s total advertising.

◦
Provides consumer revenue diversification and growth. Meredith’s national media brands now have a readership of more than 120 million and paid circulation of more than 40 million magazine subscriptions. Meredith expects to increase consumer generated revenue through ownership of affinity marketer Synapse, which it acquired as part of the acquisition of Time, as well as from diversified activities, including bundled circulation, brand licensing, and e-commerce activities.

◦
Enhances financial scale and flexibility. Meredith anticipates generating annual cost synergies that exceed $500 million in the first two full years of combined operations. Meredith has an excellent track record of achieving cost synergies with prior acquisitions, and is confident in its ability to optimize the cost structure of the combined business.

Continued strong and growing contribution from Meredith’s local media operations

◦	Meredith’s portfolio of 17 high-performing television stations in 12 markets delivered strong revenue in fiscal 2018.

◦
Performance was driven by growth in retransmission revenues, along with the addition of WPCH in Atlanta and MNI, which was part of the Time acquisition. MNI offers clients targeted advertising solutions aimed primarily at the local and regional levels.

Successful execution of asset sales to simplify and focus Meredith’s national media portfolio

◦
Meredith closed on the sale of the Golf brand, TIUK and MXM during fiscal 2018. Additionally, Meredith anticipates agreements to sell the Fortune, Money, Sports Illustrated, and TIME brands to be finalized in early fiscal 2019.

◦	Discontinued operations in Meredith’s fiscal 2018 include TIME, Sports Illustrated, Fortune, Money, and Viant, along with the Golf brand and TIUK.

Meredith remains committed to strong capital stewardship, and delivering top-third performance through its successful Total Shareholder Return strategy. This includes:

•	Strong generation of cash flow. Cash flow from operations for the year ended June 30, 2018, was $151.4 million.

•
Return of capital to shareholders through consistent and ongoing dividend increases. Meredith raised its regular stock dividend by 4.8 percent to $2.18 on an annualized basis in January 2018. This marked the 25th straight year of dividend increases for Meredith, which has paid an annual dividend for 71 consecutive years.

•	Share repurchases. Meredith’s ongoing share repurchase program has $56.1 million remaining under current authorizations as of June 30, 2018.

NATIONAL MEDIA

Advertising revenues made up 48 percent of fiscal 2018 national media revenues. These revenues were generated from the sale of advertising space in our magazines and on our digital properties to clients interested in promoting their brands, products, and services to consumers. Changes in advertising revenues tend to correlate with changes in the level of economic activity in the U.S. Indicators of economic activity include changes in the level of gross domestic product, consumer spending, housing starts, unemployment rates, auto sales, and interest rates. Circulation levels of Meredith’s magazines, reader demographic data, and the advertising rates charged relative to other comparable available advertising opportunities also affect the level of advertising revenues.

Circulation revenues accounted for 31 percent of fiscal 2018 national media revenues. Circulation revenues result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices. In the short term, subscription revenues, which accounted for 80 percent of circulation revenues, are less susceptible to economic changes because subscriptions are generally sold for terms of one to three years. The same economic factors that affect advertising revenues also can influence consumers’ response to subscription offers and result in lower revenues and/or higher costs to maintain subscriber levels over time. Subscription revenues per copy and related costs can also vary significantly by subscription source. Some subscription sources generate lower revenues than other sources, but have proportionately lower related costs. A key factor in our subscription success is our industry-leading database. It contains an abundance of attributes on 175 million individuals, which represents 80 percent of U.S. millennial women. The size and depth of our database is a key to our circulation model and allows more precise consumer targeting. Newsstand revenues are more volatile than subscription revenues and can vary significantly month to month depending on economic and other factors.

The remaining 21 percent of national media revenues came from a variety of activities that included the sale of customer relationship marketing products and services; magazine subscriptions sales for third-party publishers; brand licensing; digital lead generation; and other e-commerce sales, product sales, and related activities. These other revenues are generally affected by changes in the level of economic activity in the U.S. including changes in the level of gross domestic product, consumer spending, unemployment rates, and interest rates.

National media’s major expense categories are employee compensation costs and production and delivery of publications and promotional mailings. Employee compensation, which includes benefits expense, represented 40 percent of national media’s operating expenses in fiscal 2018. Compensation expense is affected by salary and incentive levels, the number of employees, the costs of our various employee benefit plans, and other factors.

Paper, postage, and production charges represented 21 percent of the segment’s operating expenses in fiscal 2018. The price of paper can vary significantly on the basis of worldwide demand and supply for paper in general and for specific types of paper used by Meredith. The printing of our publications is outsourced. We typically have multi-

year contracts for the printing of our magazines, a practice which reduces price fluctuations over the contract term. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed on the USPS. The USPS adjusted rates most recently in January 2018, which resulted in an increase of less than two percent. While we expect postage prices to increase again in January 2019, an ongoing legislatively mandated review of the existing law by the Postal Regulatory Commission could potentially result in adjustments to the current rate setting regime. Meredith continues to work independently and with others to encourage and help the USPS find and implement efficiencies to contain rate increases.

The remaining 39 percent of fiscal 2018 national media expenses included costs for magazine newsstand distribution, advertising and promotional efforts, and overhead costs for facilities and technology services.

LOCAL MEDIA

Local media derives the majority of its revenues—54 percent in fiscal 2018—from the sale of advertising both over the air and on our stations’ digital and mobile media properties. The remainder comes from television retransmission consent fees, television production, and other services.

The stations sell advertising to both local/regional and national accounts. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. We generate additional revenues from digital activities and programs focused on local interests such as community events and college and professional sports.

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

Local media’s major expense categories are employee compensation and programming fees paid to the networks. Employee compensation represented 35 percent of local media’s operating expenses in fiscal 2018, and is affected by the same factors noted for national media. Programming fees paid to the networks represented 27 percent of this segment’s fiscal 2018 expenses. Sales and promotional activities, costs to produce local news programming, and general overhead costs for facilities and technical resources accounted for most of the remaining 38 percent of local media’s fiscal 2018 operating expenses.

FISCAL 2018 FINANCIAL OVERVIEW

•
On January 31, 2018, Meredith completed its acquisition of Time. Time's operations have been included in the Company's financial statements since February 1, 2018, the first day of operations for the combined company. The acquisition was financed through the issuance of a combination of debt and preferred stock.

•	In May 2018, Meredith completed its sale of MXM.

•
National media revenues increased 44 percent compared to the prior year primarily due to the addition of Time revenues partially offset by declines in the revenues of our magazine operations. National media operating profit decreased 33 percent primarily due to an increase in severance and related benefit costs of $46.7 million, an increase in the impairment of trademarks of $17.4 million, and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $15.0 million.

•
Local media revenues increased 10 percent as compared to the prior year primarily due to increased retransmission revenues and the addition of Time revenues. These increases were partially offset by a decrease in political advertising revenues, as expected in a non-political year. Operating profit declined 12 percent primarily due to declines in higher-margin political advertising revenues due to the cyclical nature of political advertising partially offset by increased retransmission consent related profit.

•
Unallocated corporate expenses increased $135.3 million primarily due to charges for transaction and integration related costs of $58.3 million and severance and related benefit costs of $52.5 million.

•
Diluted earnings per common share from continuing operations decreased 57 percent to $1.79 from $4.16 in the prior year primarily due to the acquisition, disposition, and restructuring related activities costs resulting in lower income from operations partially offset by the Company's deferred tax assets, deferred tax liabilities, and tax reserves being remeasured as a result of the Tax Reform Act.

•	In fiscal 2018, we generated $151.4 million in operating cash flows, invested $2.8 billion in acquisitions of and investments in businesses, and invested $53.2 million in capital improvements.

RESULTS OF OPERATIONS

Years ended June 30,	2018	Change	2017	Change	2016
(In millions except per share data)
Total revenues	$2,247.4	31%	$1,713.3	4%	$1,649.6
Costs and expenses	(1,952.3)	41%	(1,387.7)	0%	(1,393.9)
Acquisition, disposition, and restructuring related activities	(173.4)	n/m	(10.3)	n/m	36.4
Impairment of goodwill and other long-lived assets	(22.7)	267%	(6.2)	(96)%	(161.5)
Total operating expenses	(2,148.4)	53%	(1,404.2)	(8)%	(1,519.0)
Income from continuing operations	$99.0	(68)%	$309.1	137%	$130.6
Net earnings from continuing operations	$114.0	(40)%	$188.9	457%	$33.9
Net earnings	99.4	(47)%	188.9	457%	33.9
Diluted earnings per common share from continuing operations	1.79	(57)%	4.16	455%	0.75
Diluted earnings per common share	1.47	(65)%	4.16	455%	0.75
n/m - Not meaningful

OVERVIEW

Following are brief descriptions of recent acquisitions and a discussion of the trends and uncertainties that affected our businesses. Following the Overview is an analysis of the results of operations for the local media and national media segments and an analysis of our consolidated results of operations for the last three fiscal years.

Acquisitions

Meredith acquired all of the outstanding shares of Time on January 31, 2018. In December 2016, Meredith acquired the assets of a digital lead-generation company in the home services market and completed, in April 2017, the acquisition of Peachtree TV, an independent station in Atlanta, Georgia, which was operated by Meredith prior to its acquisition. The operating results of these acquisitions have been included in the Company’s consolidated operating results since their respective acquisition dates. See Note 2 to the consolidated financial statements for further information.

Trends and Uncertainties

Advertising revenues accounted for 50 percent of total revenues in fiscal 2018. Advertising demand is the Company’s key uncertainty, and its fluctuation from period to period can have a material effect on operating results. Demand for political advertising in the Company’s local media segment is cyclical in nature, generally following the biennial cycle of election campaigns with peaks occurring in our odd fiscal years (e.g., fiscal 2015, fiscal 2017) and particularly in our second fiscal quarter of those fiscal years. Other significant uncertainties that can affect operating results include fluctuations in the cost of paper, postage rates, and over time, television programming rights. The Company’s cash flows from operating activities, our primary source of liquidity, is adversely affected when the advertising market is weak or when costs rise. One of our priorities is to manage our businesses prudently during expanding and contracting economic cycles to maximize shareholder return over time. To manage the uncertainties inherent in our businesses, we prepare monthly internal forecasts of anticipated results of operations and monitor the economic indicators mentioned in the Executive Overview. See Item 1A-Risk Factors in this Form 10-K for further discussion.

NATIONAL MEDIA

The following discussion reviews operating results for our national media segment, which includes magazine publishing, digital and customer relationship marketing, digital and mobile media, affinity marketing, brand licensing, database-related activities, and other related operations. The national media segment contributed 69 percent of Meredith’s consolidated revenues in fiscal 2018 and 34 percent of the combined operating profit from national media and local media operations in fiscal 2018. These results reflect the acquired Time business since the date of the acquisition.

National media revenues increased 44 percent in fiscal 2018. Operating costs and expenses increased 51 percent. Acquisition, disposition, and restructuring related activities of $46.5 million and impairment charges of $22.7 million were recorded in the national media segment. Due to these increased expenses, operating profit declined 33 percent in fiscal 2018.

Fiscal 2017 national media revenues declined 2 percent. Costs and expenses decreased 3 percent and an impairment charge of $5.3 million was recorded. Fiscal 2017 segment operating profit was $146.5 million.

National media operating results for the last three fiscal years were as follows:

Years ended June 30,	2018	Change	2017	Change	2016
(In millions)
Revenues	$1,555.8	44%	$1,083.2	(2)%	$1,101.2
Operating expenses
Costs and expenses	(1,389.1)	51%	(922.8)	(3)%	(954.4)
Acquisition, disposition, and restructuring related activities	(46.5)	440%	(8.6)	(2)%	(8.7)
Impairment of goodwill and other long-lived assets	(22.7)	328%	(5.3)	(97)%	(155.8)
Total operating expenses	(1,458.3)	56%	(936.7)	(16)%	(1,118.9)
Operating profit (loss)	$97.5	(33)%	$146.5	n/m	$(17.7)
n/m - Not meaningful

National Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2018	Change	2017	Change	2016
(In millions)
Revenues
Advertising	$746.3	43%	$520.1	(1)%	$527.1
Circulation	489.3	52%	322.0	(2)%	328.6
Other	320.2	33%	241.1	(2)%	245.5
Total revenues	$1,555.8	44%	$1,083.2	(2)%	$1,101.2

Advertising Revenue
The following table presents advertising page information according to Publishers Information Bureau for our major subscription-based magazines for the last three fiscal years:

Years ended June 30,	2018	Change	2017	Change	2016
Better Homes & Gardens	979	(6)%	1,043	3%	1,009
People [2]	962	100%	—	—	—
Family Circle	847	(11)%	954	1%	948
Parents	803	(9)%	885	(11)%	994
Shape / Fitness	708	(20)%	885	(2)%	905
Martha Stewart Living	567	(6)%	602	7%	565
InStyle [2]	550	100%	—	—	—
Rachael Ray Every Day	423	(18)%	519	6%	491
Traditional Home	371	(16)%	440	(11)%	496
Midwest Living	362	(13)%	416	12%	373
Southern Living [2]	325	100%	—	—	—
EatingWell	314	3%	305	7%	286
Allrecipes	289	(3)%	299	19%	252
Real Simple [2]	286	100%	—	—	—
Travel + Leisure [2]	273	100%	—	—	—
Wood	217	5%	206	14%	181
Entertainment Weekly [2]	216	100%	—	—	—
Health [2]	212	100%	—	—	—
Cooking Light [2]	208	100%	—	—	—
FamilyFun	183	(42)%	317	(24)%	418
Food & Wine [2]	182	100%	—	—	—
Coastal Living [2]	117	100%	—	—	—
Fit Pregnancy and Baby / American Baby [1]	91	(60)%	229	(10)%	254
¹ Included as a feature in Parents, rather than published as a standalone title, effective February 2018.
[2] Since date of acquisition in fiscal 2018

National media advertising revenues increased 43 percent in fiscal 2018 primarily due to the addition of advertising revenues of Time. These increases were partially offset by low-double digit declines in magazine advertising revenues and advertising pages as compared to the prior year. Demand was weaker for the majority of the core advertising categories.

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

Circulation Revenues
Magazine circulation revenues increased 52 percent in fiscal 2018 primarily due to the addition of Time circulation revenues of $190.2 million partially offset by a reduction in subscription revenues of $16.4 million and a decline in newsstand revenues of $6.5 million.

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

Other Revenues
Other revenues increased 33 percent in fiscal 2018 primarily due to the addition of other revenues from Time of $126.1 million partially offset by declines of $27.2 million in MXM revenues, primarily due to the sale of MXM in the fourth quarter of fiscal 2018 and of $10.0 million due to the sale of a majority stake in Charleston Tennis at the beginning fiscal 2018.

Other revenues decreased 2 percent in fiscal 2017 primarily due to a decline in MXM revenues of $6.7 million due to certain client losses and project scope reductions and a decrease in brand licensing revenues of $2.4 million. These declines were partially offset by increases in e-commerce revenues of $8.2 million.

National Media Costs and Expenses

National media costs and expenses increased 51 percent in fiscal 2018 primarily due to the addition of Time operating costs and expenses of $566.6 million and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $15.0 million. These increases were partially offset by declines in circulation expenses of $22.7 million, decreases in employee compensation costs of $18.4 million, declines in paper expense of $11.6 million, lower postage and other delivery costs of $10.0 million, and a decrease in performance-based incentive accruals of $7.1 million.

Fiscal 2017 national media expenses decreased 3 percent. An increase in the reduction of previously accrued contingent consideration payable of $15.3 million and a decline in paper expense of $10.7 million contributed to the decline. Paper expenses declined due to both a decrease in the volume of paper used and a mid-single digit decline in average paper prices as compared to fiscal 2016. Also contributing to the decline was decreases in postage and other delivery costs of $8.2 million, lower employee compensation costs of $7.6 million, decreases in processing costs of $6.1 million, and declines in non-payroll related editorial costs of $4.9 million. The closing of MORE magazine contributed to the expense declines. These declines were partially offset by higher magazine and digital-related production costs of $14.5 million and increases in circulation expenses of $5.8 million.

National Media Acquisition, Disposition, and Restructuring Related Activities

National media acquisition, disposition, and restructuring related activities increased from $8.6 million in fiscal 2017 to $46.5 million in fiscal 2018 primarily due to an increase in the severance and benefits related accrual of $46.7 million partially offset by a gain related to the sale of MXM of $11.5 million, which was recorded as a reduction in expenses.

Fiscal 2017 national media acquisition, disposition, and restructuring related activities decreased 2 percent as the severance and benefits related accrual was approximately the same in both years.

National Media Impairment of Goodwill and Other Long-Lived Assets

The national media segment recorded pre-tax, non-cash impairment charges of $22.7 million in fiscal 2018 and $5.3 million in fiscal 2017 related to trademarks.

National Media Operating Profit (Loss)

National media operating profit decreased to $97.5 million in fiscal 2018. The decline was primarily due to increased severance and benefits related costs of $46.7 million, an increase in the impairment of trademarks of $17.4 million, and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $15.0 million partially offset by an increase in operating income from Time of $14.4 million.

Fiscal 2017 national media operating profit grew to $146.5 million. The reduction in impairment charges of $150.5 million and an increase in the reduction of previously accrued contingent consideration payable of $15.3 million in fiscal 2017 contributed to the increase. In addition, growth in the operating profit of our digital operations of $21.6 million partially offset declines in the operating profit of our magazine operations of $14.4 million and MXM’s operations of $7.2 million.

LOCAL MEDIA

The following discussion reviews operating results for the Company’s local media segment, which consists of 17 television stations and related digital and mobile media. With the acquisition of Time, the local media segment acquired MNI, which generates revenue through the sale of geographic and demographic-targeted digital and print advertising programs sold to third parties. The local media segment contributed 31 percent of Meredith’s consolidated revenues in fiscal 2018 and 66 percent of the combined operating profit from local media and national media operations in fiscal 2018.

Local media revenues increased 10 percent in fiscal 2018 as a slight increase in non-political revenues and a strong increase in other revenues more than offset a $46.4 million reduction in political advertising, which is expected in a non-political year. Local media operating profit declined 12 percent in fiscal 2018.

Fiscal 2017 local media revenues rose 15 percent and operating profit grew 36 percent primarily reflecting increased cyclical political advertising and higher retransmission consent revenues.

Local media operating results for the last three fiscal years were as follows:

Years ended June 30,	2018	Change	2017	Change	2016
(In millions)
Revenues	$693.1	10%	$630.1	15%	$548.4
Operating expenses
Costs and expenses	(503.1)	22%	(413.5)	6%	(391.5)
Acquisition, disposition, and restructuring related activities	(0.9)	(47)%	(1.7)	(206)%	1.6
Operating profit	$189.1	(12)%	$214.9	36%	$158.5

Local Media Revenues

The table below presents the components of revenues for the last three fiscal years.

Years ended June 30,	2018	Change	2017	Change	2016
(In millions)
Revenues
Non-political advertising	$354.2	1%	$351.5	(6)%	$374.1
Political advertising	16.1	(74)%	62.5	381%	13.0
Other	322.8	49%	216.1	34%	161.3
Total revenues	$693.1	10%	$630.1	15%	$548.4

Local media revenues increased 10 percent in fiscal 2018. Political advertising revenues totaled $16.1 million in the current fiscal year compared to $62.5 million in the prior year. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Non-political advertising revenues increased 1 percent in fiscal 2018. Local non-political advertising revenues increased 1 percent in fiscal 2018 while national non-political advertising revenues increased 2 percent in fiscal 2018. Digital advertising revenues, a component of non-political advertising revenues, decreased 4 percent in fiscal 2018.

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

Other revenues increased 49 percent in fiscal 2018 primarily due to increased retransmission consent fees of $63.2 million and the addition of revenues from Time of $41.0 million. Other revenues increased 34 percent in fiscal 2017 primarily due to increased retransmission consent fees.

Local Media Operating Expenses

Local media operating expenses increased 21 percent in fiscal 2018 primarily due to higher programming fees paid to affiliated networks of $53.8 million and the addition of operating expenses from Time of $37.8 million. Local media operating expenses increased 6 percent in fiscal 2017 primarily due to higher programming fees paid to affiliated networks.

Local Media Operating Profit

Local media operating profit decreased 12 percent in fiscal 2018 primarily due to lower political advertising revenues due to the cyclical nature of political advertising partially offset by increased retransmission-related profit. Fiscal 2017 local media operating profit increased 36 percent compared to fiscal 2016 primarily reflecting the increase in higher-margin political advertising and retransmission consent revenues.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses for the last three fiscal years were as follows:

Years ended June 30,	2018	Change	2017	Change	2016
(In millions)
Costs and expenses	$61.5	20%	$51.4	7%	$48.1
Acquisition, disposition, and restructuring related activities	126.1	n/m	—	n/m	(43.5)
Impairment of goodwill and other long-lived assets	—	n/m	0.9	(84)%	5.6
Unallocated corporate expenses	$187.6	259%	$52.3	413%	$10.2
n/m - Not meaningful

Unallocated corporate expenses of $187.6 million increased $135.3 million in fiscal 2018, as a result of transaction and integration related costs of $58.3 million, severance and related benefit costs of $52.5 million, $9.2 million for the cash settlement of certain of Time’s outstanding share-based equity awards recognized as expense, $5.2 million increase in professional services fees, and $3.5 million in accelerated share-based compensation expense related to involuntary terminations.

Unallocated corporate expenses increased $42.1 million to $52.3 million in fiscal 2017 from $10.2 million in fiscal 2016 primarily due to the receipt of $60.0 million in January 2016 related to the termination of a merger agreement with Media General, Inc. entered into in September 2015 which reduced operating expenses, partially offset by $16.5 million of merger-related expenses.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses for the last three fiscal years were as follows:

Years ended June 30,	2018	Change	2017	Change	2016
(In millions)
Production, distribution, and editorial	$860.6	43%	$603.0	(1)%	$611.3
Selling, general, and administrative	962.7	32%	730.9	1%	723.5
Acquisition, disposition, and restructuring related activities	173.4	n/m	10.3	n/m	(36.4)
Depreciation and amortization	129.0	139%	53.8	(9)%	59.1
Impairment of goodwill and other long-lived assets	22.7	267%	6.2	(96)%	161.5
Operating expenses	$2,148.4	53%	$1,404.2	(8)%	$1,519.0
n/m - Not meaningful

Production, Distribution, and Editorial Costs
Production, distribution, and editorial costs increased 43 percent in fiscal 2018 as compared to fiscal 2017 primarily due to the addition of production, distribution, and editorial costs of Time of $238.4 million and increases in programming fees paid to affiliated networks of $53.8 million. These increases were partially offset by declines in paper costs of $11.6 million, lower postage and other delivery costs of $10.0 million, and a decrease in payroll and related costs of $6.5 million.

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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased 32 percent in fiscal 2018 primarily due to the addition of selling, general, and administrative expenses of Time of $289.1 million and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $15.0 million partially offset by a reduction in circulation expenses of $22.7 million, declines in payroll and related costs of $11.7 million, a decrease in non-payroll related costs in MXM of $6.3 million, and lower performance-based incentive accruals of $6.1 million.

Fiscal 2017 selling, general, and administrative expenses increased 1 percent as increases in MXM selling and general expenses of $8.4 million, higher circulation expenses of $5.8 million, increased employee compensation costs of $4.7 million, higher performance-based incentive accruals of $3.9 million, and the write-down of investments of $3.6 million, were partially offset by an increase in the reduction of previously accrued contingent consideration payable of $15.3 million.

Acquisition, disposition, and restructuring related activities
Fiscal 2018 acquisition, disposition, and restructuring related activities expense primarily includes $104.9 million of severance and related benefit costs and $59.9 million of transaction costs related to investment banking, legal, accounting, and other professional fees and expenses plus integration costs primarily for business advisors and software and systems implementations and modifications, and a credit for a gain on the sale of MXM of $11.5 million. Fiscal 2017 acquisition, disposition, and restructuring related activities expense primarily represented severance and related benefit costs.

Depreciation and Amortization
Fiscal 2018 depreciation and amortization expense increased to $129.0 million from $53.8 million in fiscal 2017 primarily due to the addition of Time’s depreciation and amortization expense.

Depreciation and amortization expense declined 9 percent in fiscal 2017 primarily due to decreases in depreciation in our local media segment.

Impairment of Goodwill and Other Long-lived Assets
The impairment of long-lived assets recorded in fiscal 2018 of $22.7 million and in fiscal 2017 of $6.2 million related primarily to pre-tax, non-cash impairments of trademarks in the national media segment.

Operating Expenses
Employee compensation including benefits was the largest component of our operating expenses in fiscal 2018. Employee compensation represented 38 percent of total operating expenses in fiscal 2018, compared to 34 percent in fiscal 2017, and 31 percent in fiscal 2016. National media paper, production, and postage combined expense was the second largest component of our operating costs in fiscal 2018, representing 14 percent of the total. These expenses were 18 percent of total operating expense in both fiscal 2017 and fiscal 2016.

Income from Operations

Income from operations decreased 68 percent in fiscal 2018 primarily due to an increase in acquisition, disposition, and restructuring related activities of $163.1 million, lower operating profit in our local media operations of $25.8 million, an increase of $17.4 million in impairment of trademarks, and a decrease in the reduction of the fair value adjustment related to previously accrued contingent consideration payable of $15.0 million.

Income from operations increased 137 percent in fiscal 2017 primarily due to the non-cash impairment charges of $161.5 million recorded in fiscal 2016. Absent the impairment charges, income from operations increased 6 percent in fiscal 2017 primarily due to higher operating profits in our local media segment of $56.4 million, a reduction of $16.5 million in merger-related expenses, and an increase in the reduction of previously accrued contingent consideration payable of $15.3 million partially offset by the absence of the $60.0 million received by the Company in fiscal 2016 in conjunction with the termination of the merger agreement.

Non-operating Expense, net

Fiscal 2018 non-operating expense relates primarily to the write-down of an equity method investment to fair value as the investee was sold to an unrelated third-party in April 2018.

Interest Expense, net

Net interest expense was $96.9 million in fiscal 2018, $18.8 million in fiscal 2017, and $20.4 million in fiscal 2016. Average long-term debt outstanding was $1.9 billion in fiscal 2018, $678.1 million in fiscal 2017, and $766.4 million in fiscal 2016. The Company’s approximate weighted average interest rate was 5.1 percent in fiscal 2018, 2.8 percent in fiscal 2017, and 2.7 percent in fiscal 2016. The weighted average interest rates include the effects of derivative financial instruments until their termination in January 2018.

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

On January 31, 2018, Meredith entered into a credit agreement that provided for $1.8 billion aggregate principal amount of senior secured term loan (Term Loan B). The Term Loan B bears interest at the London Interbank Offered Rate (LIBOR) plus 3.00 percent. The interest rate on the Term Loan B was 5.09 percent at June 30, 2018. Also on January 31, 2018, Meredith issued $1.4 billion aggregate principal amount of the 2026 Senior Notes that carry an interest rate of 6.875 percent. In connection with the issuance of this indebtedness, the Company incurred $14.7 million of deferred financing costs and $56.0 million of discount costs that are being amortized into interest expense over the lives of the respective facilities.

In addition, the Company incurred $17.5 million in fees that were recorded in interest expense related to an undrawn bridge loan commitment fee.

Income Taxes

For fiscal 2018, Meredith recorded a tax benefit of $123.6 million primarily reflecting the remeasurement of the Company’s deferred tax assets and liabilities and a reduced tax rate as a result of the Tax Reform Act. This tax benefit was offset in part by non-deductible expenses including transaction costs. In fiscal 2017, the Company recorded income tax expense of $101.4 million for an effective rate of 34.9 percent. The fiscal 2017 effective tax rate was primarily impacted by a credit to income taxes of $6.7 million related to the resolution of certain federal and state tax matters recorded in fiscal 2017. The Company’s effective tax rate was 69.2 percent in fiscal 2016. In fiscal 2016, the Company recorded an impairment of goodwill of $116.9 million, of which approximately 20 percent was deductible for income tax purposes.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Reform Act. The Tax Reform Act makes broad and complex changes to the U.S. tax code that affected our fiscal year ended June 30, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) bonus depreciation that allows for full expensing of qualified property and (3) limitations on the deductibility of interest expense and certain executive compensation and (4) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The Tax Reform Act reduced the federal corporate tax rate to 21 percent in the fiscal year ended June 30, 2018. Pursuant to Section 15 of the Internal Revenue Code, the Company applied a blended corporate tax rate of 28 percent for fiscal 2018, which was based on the applicable tax rates before and after the Tax Reform Act and the number of days in the year.

The SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under Accounting Standards Codification (ASC) 740 – Income Taxes (ASC 740). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the consolidated financial statements. If a company cannot determine a provisional estimate to be included in the consolidated financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Reform Act.

In connection with our initial analysis of the impact of the Tax Reform Act, we recorded a provisional net tax benefit of $133.0 million in the quarter ended December 31, 2017. This net benefit primarily consists of a benefit for the corporate rate reduction. As the Company was projecting a net operating loss for the fiscal year ended June 30, 2018, deferred tax assets and liabilities expected to be recognized in the fiscal year ended June 30, 2018, were remeasured using the 21 percent U.S. corporate tax rate. Due to our limited international operations, the impact of the transitional tax was immaterial.

During the quarter ended June 30, 2018, we did not make any provisional adjustment to the amount. We continue to assess new guidance issued by tax authorities as well as our ability to change certain methods of accounting and expect to finalize our accounting for the provision of the Tax Reform Act within the measurement period.

Effective July 1, 2017, the Company adopted new accounting guidance related to share-based compensation. Under this new guidance, excess tax benefits and deficiencies are to be recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. As such, the Company recognized an excess tax benefit of $2.2 million as a credit to income tax expense in the Consolidated Statements of Earnings in fiscal 2018.

Earnings from Continuing Operations and Earnings per Share from Continuing Operations

Fiscal 2018 earnings from continuing operations were $114.0 million ($1.79 per diluted share) compared to earnings from continuing operations of $188.9 million ($4.16 per diluted share) for fiscal 2017. The decline in earnings from continuing operations is primarily due to the decline in income from operations as discussed above partially offset by the tax benefit recorded due to the Tax Reform Act.

Earnings from continuing operations were $188.9 million ($4.16 per diluted share) in fiscal 2017, up 457 percent from $33.9 million ($0.75 per diluted share) in fiscal 2016, primarily due to the increase in political advertising and retransmission consent revenues, the reduction in previously accrued contingent consideration payable, and the credit to income taxes. Fiscal 2016 earnings per share was impacted by the goodwill and trademark impairments recorded by the Company.

Loss from Discontinued Operations, Net of Income Taxes

The loss from discontinued operations represents the operating results of Golf Magazine until the date it was sold and the associated loss on its sale; the operating results of TIUK until the date it was sold and the associated loss on its sale; and the operations of the properties that are held-for-sale as of June 30, 2018, including TIME, Sports Illustrated, Fortune, and Money brands and the Company’s investment in Viant Technology Inc.

The revenues and expenses for each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item on the Consolidated Statements of Earnings titled loss from discontinued operations, net of income taxes for the five-month period from the time we acquired the properties through June 30, 2018, as follows:

Year ended June 30, 2018
(In millions except per share data)
Revenues	$262.0
Costs and expenses	(250.6)
Interest expense	(12.2)
Loss on disposal	(12.3)
Loss before income taxes	(13.1)
Income taxes	(1.5)
Loss from discontinued operations, net of income taxes	$(14.6)
Loss per common share from discontinued operations
Basic	$(0.32)
Diluted	(0.32)

Net Earnings and Earnings per Share

Net earnings were $99.4 million ($1.47 per diluted share) in fiscal 2018, down 47 percent from $188.9 million ($4.16 per diluted share) in fiscal 2017. The decrease in net earnings was primarily due to the decline in income from operations and the loss from discontinued operations partially offset by the tax benefit recorded due to the Tax Reform Act. While basic average common shares outstanding increased slightly, diluted average shares outstanding decreased slightly.

Net earnings were $188.9 million ($4.16 per diluted share) in fiscal 2017, up 457 percent from $33.9 million ($0.75 per diluted share) in fiscal 2016, primarily due to the increase in political advertising and retransmission consent revenues, the reduction in previously accrued contingent consideration payable, and the credit to income taxes. Fiscal 2016 earnings per share was impacted by the goodwill and trademark impairments recorded by the Company. Both average basic and diluted shares outstanding increased slightly.

LIQUIDITY AND CAPITAL RESOURCES

Years ended June 30,	2018	2017	2016
(In millions)
Cash flows from operating activities	$151.4	$219.3	$226.6
Cash flows from investing activities	(2,617.4)	(117.7)	(31.4)
Cash flows from financing activities	2,916.7	(104.3)	(193.0)
Effect of exchange rate changes	(4.1)	—	—
Change in cash held-for-sale	(31.3)	—	—
Net cash flows	$415.3	$(2.7)	$2.2
Cash and cash equivalents	$437.6	$22.3	$25.0
Total long-term debt	3,195.5	700.6	695.0
Shareholders’ equity	1,097.5	996.0	889.0
Debt to total capitalization	74%	41%	44%

OVERVIEW

Meredith’s primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. Our core businesses—magazine advertising and television broadcasting—have been strong cash generators. Despite the introduction of many new technologies, we believe these businesses will continue to have strong market appeal for the foreseeable future. As is true in any business, changes in the level of demand for magazine and television advertising or our other products as well as changes in costs can have a significant effect on operating results and cash flows.

Historically, Meredith has been able to absorb normal business downturns without significant increases in debt and management believes the Company will continue to do so. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. At June 30, 2018, we had up to $346.6 million available under our revolving credit facility. While there are no guarantees that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents increased $415.3 million in fiscal 2018; they decreased $2.7 million in fiscal 2017, and increased $2.2 million in fiscal 2016. Over the three-year period, net cash provided by operating activities was used for acquisitions, debt repayments, dividends, stock repurchases, and capital investments.

Operating Activities

The largest single component of operating cash inflows is cash received from advertising customers. Advertising accounted for 50 percent or more of total revenues in each of the past three fiscal years. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue-generating transactions such as retransmission consent fees, customer relationship marketing, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, network programming fees, employee benefits (including pension plans), broadcast programming rights, and other services and supplies.

Cash provided by operating activities totaled $151.4 million in fiscal 2018 compared with $219.3 million in fiscal 2017. The decrease in cash provided by operating activities is primarily due to the transaction, integration, and severance-related costs associated with the Time acquisition.

Cash provided by operating activities totaled $219.3 million in fiscal 2017 compared with $226.6 million in fiscal 2016. The decrease in cash provided by operating activities is primarily due to the receipt, in fiscal 2016, of a net $43.5 million reflecting a merger termination fee less merger-related expenses. This one-time receipt of cash is included in cash provided by operating activities in fiscal 2016.

Changes in the Company’s cash contributions to qualified defined benefit pension plans can have a significant effect on cash provided by operations. We did not make a pension contribution to our domestic plans in fiscal 2018. In connection with the sale of TIUK, we contributed £60 million to the IPC Plan defined benefit pension plan in the U.K. During fiscal 2017, we contributed $10.0 million to the defined benefit pension plans, and during fiscal 2016 we made a $5.0 million contribution. We do not anticipate a required contribution for the domestic pension plans in fiscal 2019; however, we are required to make a £0.9 million per month contribution to the IPC Plan. In the event that on November 25, 2021, the IPC Plan has a funding deficit valuing its liabilities with a gilts plus 50 basis point (bps) discount rate, the Company, as the sponsor of the IPC Plan, will make a contribution equal to that funding deficit. In the event that on November 25, 2025, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2026, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2027, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to that funding deficit. Contributions shall cease to be payable from the date that the IPC Plan is confirmed to be fully funded.

Investing Activities

Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash used in investing activities rose to $2.6 billion in fiscal 2018 from $117.7 million in fiscal 2017 primarily due to the acquisition of Time partially offset by cash received from the sales of TIUK and MXM.

Net cash used in investing activities increased to $117.7 million in fiscal 2017 compared to $31.4 million in fiscal 2016 primarily due to the increased cash outflows for acquisitions of businesses in fiscal 2017.

Financing Activities

Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include the repayment of long-term debt, repurchases of Company stock, the payment of dividends, and the payment of acquisition-related contingent consideration.

Net cash provided by financing activities totaled $2.9 billion in fiscal 2018, compared with cash used in financing activities of $104.3 million in the prior year. The change in cash flows from financing activities is primarily due to $2.5 billion of net debt issuances in fiscal 2018 compared to net debt issuances of $5.6 million in fiscal 2017. In addition, $631.0 million of preferred equity was issued in the current year. The new debt and preferred equity issuances were related to the acquisition of Time.

Net cash used in financing activities totaled $104.3 million in fiscal 2017, compared with $193.0 million in fiscal 2016. The change in cash flows from financing activities is primarily due to a net $5.6 million of debt issuances in fiscal 2017 compared to a net $100.0 million of debt payments in fiscal 2016.

Long-term Debt

At June 30, 2018, total long-term debt outstanding was $3.2 billion consisting of $1.8 billion under a variable-rate term loan and $1.4 billion in fixed-rate unsecured senior notes.

The variable-rate credit facility includes the Term Loan B with $1.8 billion of aggregate principal and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On June 30, 2018 there were no borrowings outstanding under the revolving credit facility. There were $3.4 million of standby letters of credit issued under the revolving credit facility resulting in availability of $346.6 million at June 30, 2018. The Term Loan B matures in 2025 and amortizes at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest are due and payable. The interest rate under the Term Loan B is based on LIBOR plus 3.0 percent. The Term Loan B bore interest at a rate of 5.09 percent at June 30, 2018. The revolving credit facility has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The 2026 Senior Notes have an aggregate principal amount of $1.4 billion maturing in 2026 with an interest rate of 6.875 percent per annum. Total outstanding principal is due at the final maturity date.

Prior to the acquisition of Time on January 31, 2018, we had $674.4 million of debt outstanding, which was repaid with the proceeds from the new credit agreements.

Our new credit agreements, entered into on January 31, 2018, include a financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at June 30, 2018, as we were below the specified utilization level on the revolving credit line.

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

The Series A preferred stock is non-callable during the first three years after issuance provided that Meredith may, at its option, subject to the terms of the preferred stock, redeem all or a portion of the Series A preferred stock in cash during such three-year period, if Meredith declares as a dividend and pays a redemption premium in cash as provided in the Statement of Designation of Series A preferred stock at an amount equal to 6 percent of the Accrued Stated Value of the Series A preferred stock as of the redemption date plus an amount, if any, equal to dividends to the third year present valued at a discount rate based on U.S. Treasury notes with a maturity closest to the date that is three years after the issuance date, plus 50 basis points. The Accrued Stated Value is an amount equal to: (i) the Stated Value ($1,000 multiplied by the number of shares of Series A preferred stock outstanding); plus (ii) any accrued and unpaid dividends thereof (including any accumulated dividends).

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

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2018:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In millions)
Total long-term debt	$3,195.5	$18.0	$36.0	$36.0	$3,105.5
Debt interest [1]	1,352.9	187.4	371.9	368.3	425.3
Series A preferred stock dividends [2]	369.0	55.3	118.1	153.9	41.7
Broadcast rights and network programming	366.3	162.1	196.5	7.7	—
Contingent consideration [3]	25.5	24.6	—	0.9	—
Operating leases	824.3	72.7	134.0	126.3	491.3
Purchase obligations and other	114.9	60.6	40.6	13.1	0.6
Benefit plans	401.2	43.7	86.6	69.7	201.2
Liability to Time Warner [4]	26.0	26.0	—	—	—
Total contractual cash obligations	$6,675.6	$650.4	$983.7	$775.9	$4,265.6

1
Debt interest represents semi-annual interest payments due on fixed-rate unsecured senior notes and estimated interest payments on variable-rate term loan outstanding at June 30, 2018. Interest payments on variable-rate debt is estimated using the interest rate as of June 30, 2018.

2
Series A preferred stock dividends represent quarterly payments based on a fixed interest rate in years one through three and on variable rates estimated using LIBOR as of June 30, 2018, in years four through six. While it is not certain when the Series A preferred stock will be settled, the table assumes a conversion at the beginning of year seven.

3
While it is not certain if or when these contingent acquisition payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the contingencies may be resolved.

4
Represents certain obligations Time had with Time Warner at the time Time spun-off as a separate public company. These liabilities primarily relate to a Tax Matters Agreement in which the Company will be required to indemnify Time Warner for open tax positions at the date of the spin-off. While it is not certain when these payments will be made, we have included the payments in the table based on our best estimates of the amounts and dates when the indemnifications may be resolved.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2018, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $58.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 8 to the Consolidated Financial Statements for further discussion of income taxes.

Purchase obligations represent legally binding agreements to purchase goods and services that specify all significant terms. Outstanding purchase orders, which represent authorizations to purchase goods and services but are not legally binding, are not included in purchase obligations. We believe current cash balances, cash generated by future operating activities, and cash available under current credit agreements will be sufficient to meet our contractual cash obligations and other operating cash requirements for the foreseeable future. Projections of future cash flows are, however, subject to substantial uncertainty as discussed throughout MD&A and particularly in Item 1A-Risk Factors beginning on page 12. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so. We also have commitments in the form of standby letters of credit totaling $3.4 million that expire within one year.

Share Repurchase Program

We have maintained a program of Company share repurchases for 30 years. In fiscal 2018, we spent $31.1 million to repurchase an aggregate of 520,000 shares of Meredith common and class B stock at then current market prices. We spent $53.3 million to repurchase an aggregate of 941,000 shares in fiscal 2017 and $31.1 million to repurchase an aggregate of 651,000 shares in fiscal 2016.

We expect to continue repurchasing shares from time to time subject to market conditions. In May 2014, the Board of Directors authorized the repurchase of up to $100.0 million in additional shares of the Company’s stock through public and private transactions.

As of June 30, 2018, $56.1 million remained available under the current authorization for future repurchases. See Item 5-Issuer Purchases of Equity Securities of this Form 10-K for detailed information on share repurchases during the quarter ended June 30, 2018. Pursuant to the terms of our new debt facilities and our Series A preferred stock, we may be subject to certain limitations with respect to our ability to conduct share repurchases, as further discussed under Part I, Item 1A, Risk Factors.

Dividends

Meredith has paid quarterly dividends continuously since 1947 and we have increased our dividend annually for 25 consecutive years. The last increase occurred in January 2018 when the Board of Directors approved the quarterly dividend of 54.50 cents per share effective with the dividend payable in March 2018. Given the current number of shares outstanding, the increase will result in additional dividend payments of approximately $4.6 million annually. In addition, we issued detachable warrants in our third fiscal quarter, which receive dividends at the rate of a common stockholder. At our current dividend rate, we will incur $3.5 million of annual dividend payments in conjunction with these detachable warrants.

Dividend payments on common and class B stock totaled $98.6 million, or $2.130 per share, in fiscal 2018 compared with $91.9 million, or $2.030 per share, in fiscal 2017, and $86.1 million, or $1.905 per share, in fiscal 2016.

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

Dividend payments on the Series A preferred stock totaled $22.9 million in fiscal 2018.

Pursuant to the terms of our new debt facilities and Series A preferred stock, we may be subject to certain limitations with respect to our ability to pay dividends on our stock, as further discussed under Part I, Item 1A, Risk Factors. However, we do not expect that such limitations will affect our ability to continue to pay regular dividends consistent with past practice.

Capital Expenditures

Spending for property, plant, and equipment totaled $53.2 million in fiscal 2018, $34.8 million in fiscal 2017, and $25.0 million in fiscal 2016. Spending for all fiscal years primarily related to assets acquired in the normal course of business. In fiscal 2018, the Company incurred $6.3 million related to the spectrum repack required by the FCC. We anticipate spending an additional $11.5 million in fiscal 2019 to complete the conversion. We expect that the reimbursement from the FCC’s special fund will cover the majority of our capital costs and expense related to the repacking. However, we cannot currently predict the effect of the repacking, whether the fund will be sufficient to reimburse all of our expenses related to the repacking, the timing of reimbursement or any spectrum-related FCC regulatory action. We have no material commitments for future capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under credit agreements.

CRITICAL ACCOUNTING POLICIES

Meredith’s consolidated financial statements are prepared in accordance with U.S. GAAP. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Some of these estimates and assumptions are inherently difficult to make and subjective in nature. We base our estimates on historical experience, recent trends, our expectations for future performance, and other assumptions as appropriate. We reevaluate our estimates on an ongoing basis; actual results, however, may vary from these estimates.

The following are the accounting policies that management believes are most critical to the preparation of our consolidated financial statements and require management’s most difficult, subjective, or complex judgments. In addition, there are other items within the consolidated financial statements that require estimation but are not deemed to be critical accounting policies. Changes in the estimates used in these and other items could have a material impact on the consolidated financial statements.

BUSINESS COMBINATIONS

Accounting for acquisitions during fiscal 2018 required us to recognize assets acquired and liabilities assumed at their acquisition date fair values. Estimates of fair value require judgments about future events and uncertainties. In determining fair value, Meredith utilizes various forms of the income, cost, and market approaches depending on the asset or liability being fair valued. The estimation of fair value requires significant judgments related to future net cash flows, discount rates reflecting the risk inherent in each cash flow stream, market comparables, and other factors. Inputs were generally determined by considering historical data, supplemented by current and anticipated market conditions, strategy, and growth rates. The estimates and assumptions used to determine the preliminary estimated fair value assigned to each class of assets and liabilities, as well as asset lives, may have a material impact to the Company's consolidated financial statements, and were based upon assumptions believed to be reasonable but that are inherently uncertain. Third-party valuation specialists have been engaged to assist in the valuation of certain of these assets and liabilities. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our Consolidated Statements of Earnings. See Note 2 for a discussion of the acquisition of Time.

GOODWILL AND INTANGIBLE ASSETS

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At June 30, 2018, goodwill and intangible assets totaled $3.9 billion, or 58 percent of Meredith’s total assets, with $3.0 billion in the national media segment and $907.1 million in the local media segment. The impairment analysis of these assets is considered critical because of their significance to the Company and our national media and local media segments.

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

At May 31, 2018, the date that management last performed our annual review of impairment of goodwill and intangible assets, management performed a quantitative goodwill impairment test for the national media reporting unit, which involves comparing the fair value of the reporting unit to its carrying value. For other indefinite-lived intangible assets, fair values were calculated using the discounted cash flow model. For the goodwill impairment test, the Company selected equal weighting of the discounted cash flow and guideline public company methods as the valuation approach to estimate fair value. The fair value of the national media reporting unit exceeded its net assets by 15 percent. Holding other assumptions constant, a 100-basis point increase in the discount rate would result in an estimated fair value that exceeds net assets by 9 percent. Holding other assumptions constant, a 100-basis point decrease in the terminal growth rate would result in an estimated fair value that exceeds net assets by 10 percent. The impairment analysis assumed only 50 percent of the synergies expected to be realized from the acquisition of Time. Had 100 percent of the synergies been incorporated into the future cash flows in the impairment analysis, the fair value would have exceeded carrying value by 43 percent.

Qualitative impairment analyses were performed for the local media excluding MNI and the MNI reporting units and resulted in no indications of impairment.

During fiscal 2018, Meredith made the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather to include it as a feature within Parents magazine and to discontinue FamilyFun as a subscription title and instead publish it only for sale on the newsstand. These decisions were determined to be triggering events requiring Meredith to evaluate the trademarks within our Parents Network for impairment. As a result of those analyses, the Company recorded pre-tax non-cash impairment charges of $22.7 million related to those trademarks. In fiscal 2017, the Company recorded a pre-tax non-cash impairment charge of $5.3 million to write-off the national media segment’s Mywedding trademark. See Note 5 to the consolidated financial statements for additional information.

PENSION AND POSTRETIREMENT PLANS

Meredith has U.S. noncontributory pension plans covering substantially all employees who were employed by Meredith prior to the Time acquisition. In connection with the acquisition, the Company assumed the obligations under Time’s various international pension plans including plans in the U.K., Netherlands, and Germany. These domestic and international plans include qualified (funded) plans as well as nonqualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas. The nonqualified plans provide retirement benefits only to certain highly compensated employees. Meredith also sponsors defined healthcare and life insurance plans that provide benefits to eligible retirees.

The accounting for pension and postretirement plans is actuarially based and includes assumptions regarding expected returns on plan assets, discount rates, and the rate of increase in healthcare costs. We consider the accounting for pension and postretirement plans critical to Meredith and both of our segments because of the number of significant judgments required in accounting for the plans. More information on our assumptions and our methodology in arriving at these assumptions can be found in Note 11 to the consolidated financial statements. Changes in key assumptions could materially affect the associated assets, liabilities, and benefit expenses. Depending on the assumptions and estimates used, these balances could vary within a range of outcomes. We monitor trends in the marketplace and rely on guidance from employee benefit specialists to arrive at reasonable estimates. These estimates are reviewed annually and updated as needed. Nevertheless, the estimates are subjective and may vary from actual results.

Meredith will use a long-term rate of return on plan assets of 8.0 percent for the U.S. pension plans, the same for the U.S. pension plans as used in fiscal 2018, and 4.9 percent for the international pension plans in developing fiscal 2019 pension costs. The fiscal 2018 rates were based on various factors that include but are not limited to the plans’ asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The U.S. pension plan assets earned 9.0 percent in fiscal 2018 and 15.4 in fiscal 2017, while the international pension plans lost 0.8 percent for the five-month period ended June 30, 2018. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2018, our pension expense would have increased by $0.7 million for the U.S. pension plans and $1.8 million for the international pension plans.

Meredith will use a weighted average discount rate of 4.03 percent in developing the fiscal 2019 pension costs for the U.S pension plans, up from a rate of 3.41 percent used in fiscal 2018, and 2.57 percent for the international pension plans. If we had decreased the discount rate by 0.5 percent in fiscal 2018, our pension expense would have increased by $0.1 million for the U.S. pension plans and decreased by $1.0 million for the international pension plans.

Assumed rates of increase in healthcare cost levels have a significant effect on postretirement benefit costs. A one- percentage-point increase in the assumed healthcare cost trend rate would have resulted in an increase of $0.4 million in the postretirement benefit obligation at June 30, 2018, and no increase in the aggregate service and interest cost components of fiscal 2018 expense.

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

As a result of the Tax Reform Act, signed into law on December 22, 2017, a blended federal rate of 28 percent applies retroactively to the beginning of Meredith’s fiscal 2018. Net deferred tax liabilities totaled $432.5 million, or 8 percent of total liabilities, at June 30, 2018.

We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, any valuation allowances that may be required against deferred tax assets, and reserves for uncertain tax positions.

The Company operates in numerous taxing jurisdictions and is subject to audit in each of these jurisdictions. These audits can involve complex issues that tend to require an extended period of time to resolve and may eventually result in an increase or decrease to amounts previously paid to the taxing jurisdictions. Any such audits are not expected to have a material effect on the Company’s consolidated financial statements.

ACCOUNTING AND REPORTING DEVELOPMENTS

ADOPTED OR PENDING ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements in fiscal 2018. In fiscal 2019 we expect that the adoption of the new revenue recognition standard will have a material impact on our consolidated financial statement disclosures. See Note 1 to the accompanying consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. There have been no significant changes in the market risk exposures since June 30, 2017.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt. At June 30, 2018, Meredith had $1.4 billion in fixed-rate long-term debt outstanding. There were no earnings or liquidity risks associated with the Company’s fixed-rate debt. The fair value of the fixed-rate debt varies with fluctuations in interest rates. A 10 percent decrease in interest rates would have changed the fair value of the fixed-rate debt to $1.5 billion from $1.4 billion at June 30, 2018.

At June 30, 2018, $1.8 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in LIBOR would increase annual interest expense by $3.8 million.

Broadcast Rights Payable

The Company enters into broadcast rights contracts for our television stations. As a rule, these contracts are on a market-by-market basis and subject to terms and conditions of the seller of the broadcast rights. These procured rights generally are sold to the highest bidder in each market, and the process is very competitive. There are no earnings or liquidity risks associated with broadcast rights payable. Fair values are determined using discounted cash flows. At June 30, 2018, a 10 percent decrease in interest rates would have resulted in a $0.4 million increase in the fair value of the available broadcast rights payable and the unavailable broadcast rights commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(This page has been left blank intentionally.)

REPORT OF MANAGEMENT

To the Shareholders of Meredith Corporation:

Meredith management is responsible for the preparation, integrity, and objectivity of the financial information included in this Annual Report on Form 10-K for the year ended June 30, 2018. We take this responsibility very seriously as we recognize the importance of having well-informed, confident investors. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on our informed judgments and estimates. We have adopted appropriate accounting policies and are fully committed to ensuring that those policies are applied properly and consistently. In addition, we strive to report our consolidated financial results in a manner that is relevant, complete, and understandable. We welcome any suggestions from those who use our reports.

To meet our responsibility for financial reporting, our internal control systems and accounting procedures are designed to provide reasonable assurance as to the reliability of financial records. In addition, our internal audit staff monitors and reports on compliance with Company policies, procedures, and internal control systems.

The consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting have been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States). Due to our acquisition of Time Inc. during fiscal 2018, we are in the process of evaluating Time Inc.’s existing controls and procedures, and integrating Time Inc. into the Company’s internal control over financial reporting. In accordance with Securities and Exchange Commission staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Time Inc. from our assessment of the effectiveness of internal control over financial reporting as of June 30, 2018. The independent registered public accounting firm was given unrestricted access to all financial records and related information, including all Board of Directors and Board committee minutes to complete their assessment of internal control over financial reporting.

The Audit Committee of the Board of Directors is responsible for reviewing and monitoring the Company’s accounting policies, internal controls, and financial reporting practices. The Audit Committee is also directly responsible for the appointment, compensation, and oversight of the Company’s independent registered public accounting firm. The Audit Committee consists solely of independent directors who regularly meet with the independent registered public accounting firm, management, and internal auditors to review accounting, auditing, and financial reporting matters. To ensure complete independence, the independent registered public accounting firm has direct access to the Audit Committee without the presence of management representatives.

At Meredith, we have always placed a high priority on good corporate governance and will continue to do so in the future.

/s/ Joseph Ceryanec

Joseph Ceryanec
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Meredith Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes and financial statement schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Time Inc. and subsidiaries (Time) during fiscal 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, Time’s internal control over financial reporting associated with 59 percent of the Company’s total assets and 28 percent of revenue included in the consolidated financial statements as of and for the year ended June 30, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Time.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We or our predecessor firms have served as the Company’s auditor since 1948.

/s/ KPMG LLP
Des Moines, Iowa
August 31, 2018

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	June 30,	2018	2017
(In millions)
Current assets
Cash and cash equivalents		$437.6	$22.3
Accounts receivable (net of allowances of $14.4 in 2018 and $8.0 in 2017)		542.0	289.1
Inventories		44.2	21.9
Current portion of subscription acquisition costs		118.1	145.0
Current portion of broadcast rights		9.8	7.8
Assets held-for-sale		713.1	—
Other current assets		114.3	19.3
Total current assets		1,979.1	505.4
Property, plant, and equipment
Land		24.6	24.7
Buildings and improvements		153.5	153.7
Machinery and equipment		359.8	316.6
Leasehold improvements		177.4	14.3
Capitalized software		125.9	38.5
Construction in progress		20.2	1.7
Total property, plant, and equipment		861.4	549.5
Less accumulated depreciation		(377.6)	(359.7)
Net property, plant, and equipment		483.8	189.8
Subscription acquisition costs		61.1	79.7
Broadcast rights		18.9	21.8
Other assets		263.3	69.6
Intangible assets, net		2,005.2	955.9
Goodwill		1,915.8	907.5
Total assets		$6,727.2	$2,729.7

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity	June 30,	2018	2017
(In millions except per share data)
Current liabilities
Current portion of long-term debt		$17.7	$62.5
Current portion of long-term broadcast rights payable		8.9	9.2
Accounts payable		194.7	66.6
Accrued expenses
Compensation and benefits		122.3	69.0
Distribution expenses		10.0	5.3
Other taxes and expenses		277.9	28.1
Total accrued expenses		410.2	102.4
Current portion of unearned revenues		360.4	219.0
Liabilities associated with assets held-for-sale		198.4	—
Total current liabilities		1,190.3	459.7
Long-term debt		3,117.9	635.7
Long-term broadcast rights payable		20.8	22.5
Unearned revenues		124.1	106.5
Deferred income taxes		437.0	384.7
Other noncurrent liabilities		217.0	124.6
Total liabilities		5,107.1	1,733.7

Redeemable, convertible Series A preferred stock, par value $1 per share, $1,000 per share liquidation preference, authorized 2.5 shares, issued 0.7 shares		522.6	—

Shareholders’ equity
Series preferred stock, par value $1 per share
Authorized 2.5 shares; none issued		—	—
Common stock, par value $1 per share
Authorized 80.0 shares; issued and outstanding 39.8 shares in 2018 (excluding 24.8 treasury shares) and 39.4 shares in 2017 (excluding 24.8 treasury shares)		39.8	39.4
Class B stock, par value $1 per share, convertible to common stock
Authorized 15.0 shares; issued and outstanding 5.1 shares in 2018 and 5.1 shares in 2017		5.1	5.1
Additional paid-in capital		199.5	54.8
Retained earnings		889.8	915.7
Accumulated other comprehensive loss		(36.7)	(19.0)
Total shareholders’ equity		1,097.5	996.0
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity		$6,727.2	$2,729.7

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Earnings

Years ended June 30,	2018	2017	2016
(In millions except per share data)
Revenues
Advertising	$1,116.6	$934.1	$914.2
Circulation	489.3	322.0	328.6
All other	641.5	457.2	406.8
Total revenues	2,247.4	1,713.3	1,649.6
Operating expenses
Production, distribution, and editorial	860.6	603.0	611.3
Selling, general, and administrative	962.7	730.9	723.5
Acquisition, disposition, and restructuring related activities	173.4	10.3	(36.4)
Depreciation and amortization	129.0	53.8	59.1
Impairment of goodwill and other long-lived assets	22.7	6.2	161.5
Total operating expenses	2,148.4	1,404.2	1,519.0
Income from operations	99.0	309.1	130.6
Non-operating expenses, net	(11.7)	—	—
Interest expense, net	(96.9)	(18.8)	(20.4)
Earnings (loss) from continuing operations before income taxes	(9.6)	290.3	110.2
Income tax benefit (expense)	123.6	(101.4)	(76.3)
Earnings from continuing operations	114.0	188.9	33.9
Loss from discontinued operations, net of income taxes	(14.6)	—	—
Net earnings	$99.4	$188.9	$33.9

Earnings attributable to common shareholders	$66.4	$188.9	$33.9

Basic earnings per share attributable to common shareholders
Continuing operations	$1.80	$4.23	$0.76
Discontinued operations	(0.32)	—	—
Basic earnings per share	$1.48	$4.23	$0.76
Basic average common shares outstanding	44.9	44.6	44.6

Diluted earnings per share attributable to common shareholders
Continuing operations	$1.79	$4.16	$0.75
Discontinued operations	(0.32)	—	—
Diluted earnings per share	$1.47	$4.16	$0.75
Diluted average shares outstanding	45.2	45.4	45.4

Dividends paid per share	$2.130	$2.030	$1.905

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

Years ended June 30,	2018	2017	2016
(In millions)
Net earnings	$99.4	$188.9	$33.9
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	(0.8)	5.3	(12.8)
Unrealized foreign currency translation loss, net	(12.9)	—	—
Unrealized gain (loss) on interest rate swaps	—	4.2	(3.1)
Other comprehensive income (loss), net of income taxes	(13.7)	9.5	(15.9)
Comprehensive income	$85.7	$198.4	$18.0

See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2015	$37.7	$6.9	$49.0	$870.9	$(12.6)	$951.9
Net earnings	—	—	—	33.9	—	33.9
Other comprehensive loss, net of tax	—	—	—	—	(15.9)	(15.9)
Stock issued under various incentive plans, net of forfeitures	0.6	—	20.3	—	—	20.9
Purchases of Company stock	(0.7)	—	(30.4)	—	—	(31.1)
Share-based compensation	—	—	12.8	—	—	12.8
Conversion of class B to common stock	1.7	(1.7)	—	—	—	—
Dividends paid, $1.905 per share
Common stock	—	—	—	(72.9)	—	(72.9)
Class B stock	—	—	—	(13.2)	—	(13.2)
Tax benefit from incentive plans	—	—	2.6	—	—	2.6
Balance at June 30, 2016	39.3	5.2	54.3	818.7	(28.5)	889.0
Net earnings	—	—	—	188.9	—	188.9
Other comprehensive income, net of tax	—	—	—	—	9.5	9.5
Stock issued under various incentive plans, net of forfeitures	0.9	—	37.1	—	—	38.0
Purchases of Company stock	(0.9)	—	(52.4)	—	—	(53.3)
Share-based compensation	—	—	12.8	—	—	12.8
Conversion of class B to common stock	0.1	(0.1)	—	—	—	—
Dividends paid, $2.030 per share
Common stock	—	—	—	(81.4)	—	(81.4)
Class B stock	—	—	—	(10.5)	—	(10.5)
Tax benefit from incentive plans	—	—	3.0	—	—	3.0
Balance at June 30, 2017	39.4	5.1	54.8	915.7	(19.0)	996.0
Net earnings	—	—	—	99.4	—	99.4
Other comprehensive loss, net of tax	—	—	—	—	(13.7)	(13.7)
Stock issued under various incentive plans, net of forfeitures	0.9	—	18.4	—	—	19.3
Issuance of replacement Time share-based compensation awards	—	—	9.8	—	—	9.8
Purchases of Company stock	(0.5)	—	(30.6)	—	—	(31.1)
Share-based compensation	—	—	30.4	—	—	30.4
Issuance of warrants and options	—	—	115.6	—	—	115.6
Dividends paid, $2.130 per share
Common stock	—	—	—	(87.8)	—	(87.8)
Class B stock	—	—	—	(10.8)	—	(10.8)
Series A preferred stock	—	—	—	(22.9)	—	(22.9)
Accretion of Series A preferred stock	—	—	—	(7.2)	—	(7.2)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	1.1	(0.6)	—	0.5
Reclassification adjustment for adoption of Accounting Standards Update 2018-02	—	—	—	4.0	(4.0)	—
Balance at June 30, 2018	$39.8	$5.1	$199.5	$889.8	$(36.7)	$1,097.5
See accompanying Notes to Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years ended June 30,	2018	2017	2016
(In millions)
Cash flows from operating activities
Net earnings	$99.4	$188.9	$33.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	54.2	34.8	39.4
Amortization	74.8	19.1	19.7
Share-based compensation	30.4	12.8	12.8
Amortization of original issue discount and debt issuance costs	6.1	—	—
Deferred income taxes	(116.5)	42.5	9.1
Amortization of broadcast rights	19.2	17.6	16.7
Payments for broadcast rights	(20.7)	(17.0)	(16.9)
Write-down of impaired assets	23.0	9.8	162.0
Fair value adjustment to contingent consideration	(4.8)	(19.5)	(4.1)
Excess tax benefits from share-based payments	—	(6.8)	(4.2)
Other operating activities, net	13.1	—	—
Changes in assets and liabilities, net of acquisitions/dispositions
Accounts receivable	12.6	(15.2)	10.7
Inventories	(0.3)	(1.2)	3.5
Other current assets	(4.3)	4.7	(0.5)
Subscription acquisition costs	45.4	4.7	(3.1)
Other assets	(101.1)	(2.1)	4.9
Assets and liabilities held-for-sale	28.4	—	—
Accounts payable	(13.0)	(15.5)	(11.9)
Accrued expenses and other liabilities	73.6	8.3	(16.6)
Unearned subscription revenues	(68.7)	(16.9)	(31.3)
Other noncurrent liabilities	0.6	(29.7)	2.5
Net cash provided by operating activities	151.4	219.3	226.6
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(2,786.5)	(84.4)	(8.2)
Proceeds from disposition of assets, net of cash sold	219.2	1.5	1.8
Additions to property, plant, and equipment	(53.2)	(34.8)	(25.0)
Other	3.1	—	—
Net cash used in investing activities	(2,617.4)	(117.7)	(31.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	3,260.0	380.0	167.5
Repayments of long-term debt	(765.1)	(374.4)	(267.5)
Issued preferred stock, warrants, and options proceeds, net of issuance costs	631.0	—	—
Dividends paid	(121.5)	(91.9)	(86.1)
Purchases of Company stock	(31.1)	(53.3)	(31.1)
Proceeds from common stock issued	19.3	38.0	20.9
Excess tax benefits from share-based payments	—	6.8	4.2
Payment of acquisition related contingent consideration	(5.1)	(8.0)	(0.8)
Debt acquisition costs	(70.8)	(1.5)	(0.1)
Net cash provided by (used in) financing activities	2,916.7	(104.3)	(193.0)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	—	—
Change in cash held-for-sale	(31.3)	—	—
Net increase (decrease) in cash and cash equivalents	415.3	(2.7)	2.2
Cash and cash equivalents at beginning of year	22.3	25.0	22.8
Cash and cash equivalents at end of year	$437.6	$22.3	$25.0

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

Years ended June 30,	2018	2017	2016
(In millions)
Supplemental disclosures of cash flow information
Cash paid
Interest	$66.3	$22.0	$20.2
Income taxes	24.0	73.1	73.0
Non-cash transactions
Broadcast rights financed by contracts payable	18.8	15.4	19.3

See accompanying Notes to Consolidated Financial Statements

Meredith Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations—Meredith Corporation (Meredith or the Company) is a diversified media company. The Company has two reporting segments: national media and local media. The Company’s national media segment includes print magazines, digital and mobile media, brand licensing activities, affinity marketing, database-related activities, business-to-business marketing products, and other related operations. The local media segment includes 17 television stations and related digital and mobile media operations. Meredith’s operations are diversified geographically primarily within the United States (U.S.) but also abroad in a limited number of locations in Europe and Asia. The Company has a broad customer base.

Basis of Presentation—The consolidated financial statements include the accounts of Meredith and its wholly-owned and majority-owned subsidiaries, after eliminating all significant intercompany balances and transactions. The results of operations include those of Time Inc. (Time) since the date of acquisition (the Acquisition). See Note 2 for further discussion. Meredith does not have any off-balance sheet arrangements. The Company’s use of special-purpose entities was limited to Meredith Funding Corporation, whose activities were fully consolidated in Meredith’s consolidated financial statements until the termination of its asset lending facility on January 31, 2018.

The financial position and operating results of the Company’s foreign operations are consolidated using primarily the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of accumulated other comprehensive loss.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the allowance for doubtful accounts, which is based on historical experience and management’s views on trends in the overall receivable aging, the assessment of the recoverability of long-lived assets, including goodwill and other intangible assets, which is based on such factors as estimated future cash flows; the determination of the net realizable value of broadcast rights, which is based on estimated future revenues; pension and postretirement benefit expenses, which are determined based, in large part, on actuarial assumptions regarding discount rates, expected returns on plan assets, and healthcare costs; and share-based compensation expense, which is based on numerous assumptions including future stock price volatility and employees’ expected exercise and post-vesting employment termination behavior. While the Company re-evaluates its estimates on an ongoing basis, actual results may vary from those estimates.

Reclassifications—Certain prior years’ amounts have been reclassified to conform to fiscal 2018 presentation.

Cash and Cash Equivalents—Cash and short-term investments with original maturities of 3 months or less are considered to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalent deposits. Cash equivalent balances consist of money market mutual funds with original maturities of 3 months or less. These cash and cash equivalent deposits are maintained with several financial institutions. The deposits held at the various financial institutions may exceed federally insured limits. Exposure to this credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings and, therefore, these deposits bear minimal credit risk. There is also limited credit risk with respect to the money market mutual funds in which the Company invests as these funds all have issuers, guarantors, and/or other counterparties of reputable credit.

At June 30, 2018, $411.1 million of cash and cash equivalents were held domestically, of which $370.2 million were held in money market mutual funds. Of the total cash and cash equivalents, $26.5 million were held internationally, primarily in Europe. Cash equivalents at June 30, 2018, were $373.1 million, which approximates fair value due to their short-term nature, and is considered a Level 1 measurement as defined in Note 10.

Accounts Receivable—The Company’s accounts receivable are primarily due from advertisers. Credit is extended to clients based on an evaluation of each client’s creditworthiness and financial condition; collateral is not required. The Company maintains allowances for uncollectible accounts, rebates, rate adjustments, returns, and discounts. The allowance for uncollectible accounts is based on the aging of such receivables and any known specific collectability exposures. Accounts are written off when deemed uncollectible. Allowances for rebates, rate adjustments, returns, and discounts are generally based on historical experience and current market conditions. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse clients and individually small balances.

Inventories—Inventories are stated at the lower of cost or net realizable value. Effective January 1, 2018, the Company changed its method of accounting for paper inventory in the national media segment from the last-in, first-out (LIFO) method to the weighted average cost method. The Company believes that the weighted average cost method of accounting for paper inventory is preferable because it provides a better match of production costs with revenues considering the limited volatility in paper prices due to the short production cycle.

The effect of the change was not considered material to the previously issued consolidated financial statements and, as such, was adopted prospectively as of January 1, 2018. The cumulative effect of the change recorded in the third quarter of fiscal 2018 was $1.3 million representing the removal of the LIFO costs reserve. This adjustment was recorded to the production, distribution, and editorial line within the Consolidated Statements of Earnings.

Cost is determined on the first-in first-out or average basis for all other inventories.

Subscription Acquisition Costs—Subscription acquisition costs primarily represent magazine agency commissions. These costs are deferred and amortized over the related subscription term, typically one to two years. In addition, direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized. These costs are amortized over the period during which future benefits are expected to be received. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $7.6 million at June 30, 2018 and $6.0 million at June 30, 2017. There were no material write-downs of capitalized direct-response advertising costs in any of the fiscal years in the three-year period ended June 30, 2018.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost with the exception of the property, plant, and equipment that was recorded at estimated fair value as of January 31, 2018, as a result of the Acquisition. Additions to that acquired property, plant, and equipment since January 31, 2018, are stated at cost. Costs of replacements and major improvements are capitalized, while costs of maintenance and repairs are charged to operations as incurred. Depreciation expense is determined primarily using the straight-line method over the estimated useful lives of the assets: 5-45 years for buildings and improvements, 3-6 years for capitalized software, and 3-20 years for machinery and equipment. The costs of leasehold improvements are amortized over the lesser of the useful lives of the improvements or the terms of the respective leases. Depreciation and amortization of property, plant, and equipment was $54.2 million in fiscal 2018, $34.8 million in fiscal 2017, and $39.4 million in fiscal 2016.

In fiscal 2016, management committed to a plan to sell the Company’s two corporate airplanes and classified them as held-for-sale at June 30, 2017 and 2016. The airplanes were sold in early fiscal 2018. The estimated fair value of these airplanes of $1.9 million was included in the machinery and equipment line in the Consolidated Balance Sheets at June 30, 2017. Losses resulting from fair value adjustments to these assets of $0.9 million and $5.6 million were recorded in the impairment of goodwill and other long-lived assets line in the Consolidated Statements of Earnings in fiscal 2017 and 2016, respectively.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports, and feature films. The total cost of these rights is recorded as an asset and as a liability when programs become available for broadcast. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. These rights are valued at the lower of unamortized cost or estimated net realizable value, and are generally charged to operations on an accelerated basis over the contract period. Impairments of unamortized costs to net realizable value are included in production, distribution, and editorial expenses in the Consolidated Statements of Earnings. There were no material impairments of unamortized costs in fiscal years 2018, 2017, or 2016. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Intangible Assets and Goodwill—Amortizable intangible assets consist primarily of advertiser relationships, publisher relationships, network affiliation agreements, partner relationships, customer relationships, and retransmission agreements. Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Network affiliation agreements are amortized over the period of time the agreements are expected to remain in place, assuming renewals without material modifications to the original terms and conditions (generally 25 to 40 years from the original acquisition date). Other intangible assets are amortized over their estimated useful lives, ranging from 1 to 10 years.

Intangible assets with indefinite lives include trademarks and Federal Communications Commission (FCC) broadcast licenses. These licenses are granted for a term of up to eight years, but are renewable if the Company provides at least an average level of service to its customers and complies with the applicable FCC rules and policies and the Communications Act of 1934. The Company has been successful in every one of its past license renewal requests and has incurred only minimal costs in the process. The Company expects the television broadcasting business to continue indefinitely; therefore, the cash flows from the broadcast licenses are also expected to continue indefinitely.

The Company has acquired trademark brands that have been determined to have indefinite lives. Those assets are evaluated annually for impairment. The Company evaluates a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, market share, brand history, and operating plans. In addition, when certain events or changes in operating conditions occur, an additional impairment assessment is performed and indefinite-lived assets may be adjusted to a determinable life.

Goodwill and intangible assets which have indefinite lives, are not amortized but are tested for impairment annually or when events occur or circumstances change that indicate the carrying value may exceed the fair value. Goodwill impairment testing is performed at the reporting unit level. The Company has three reporting units – national media, local media excluding MNI Targeted Media (MNI), and MNI. The Company also assesses, at least annually, whether assets classified as indefinite-lived intangible assets continue to have indefinite lives.

The Company performs its goodwill impairment analysis annually as of May 31. At May 31, 2018, the date the Company last performed its annual evaluation of impairment of goodwill, management elected to perform qualitative impairment tests for the local media excluding MNI and the MNI reporting units and a quantitative goodwill impairment test for the national media reporting unit. A quantitative impairment test, performed for a goodwill reporting unit or indefinite-lived intangible assets involves determining the fair value of the reporting unit or asset which is then compared to its carrying value.
Fair value to which carrying value is compared in the quantitative analysis is determined using a discounted cash flow model, which requires us to estimate the future cash flows expected to be generated by the reporting unit or to result from the use of the asset. These estimates include assumptions about future revenues (including projections of overall market growth and share of market), estimated costs, and appropriate discount rates where applicable. These assumptions are based on historical data, various internal estimates, and a variety of external sources and are consistent with the assumptions used in both short-term financial forecasts and long-term strategic plans. Depending on the assumptions and estimates used, future cash flow projections can vary within a range of outcomes. Changes in key assumptions used and their prospects or changes in market conditions could result in an impairment charge.
Additional information regarding intangible assets and goodwill including a discussion of impairment charges taken on goodwill and other long-lived intangible assets is provided in Note 5.

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

Derivative Financial Instruments—Meredith does not engage in derivative or hedging activities, except to hedge interest rate risk on debt. Prior to the Acquisition, Meredith held interest rate swaps designated and accounted for as cash flow hedges in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. In connection with the repayment of the variable-rate private placement senior notes and bank term loans on January 31, 2018, as further described in Note 7, the Company terminated these swaps. Refer to Note 7 for further discussion on the gain recognized on this termination.

Prior to their termination, the effective portion of the change in the fair value of interest rate swaps was reported in other comprehensive income (loss). The gain or loss included in other comprehensive income (loss) was subsequently reclassified into net earnings on the same line in the Consolidated Statements of Earnings as the hedged item in the same period that the hedge transaction affected net earnings. There were no material gains or losses recognized in earnings for hedge ineffectiveness in fiscal 2018, 2017, or 2016.

Revenue Recognition—The Company’s primary source of revenue is advertising. Other sources include circulation and other revenues.

Advertising revenues—Advertising revenues are recognized when advertisements are published (defined as an issue’s on-sale date) or aired by the broadcasting station, net of provisions for estimated rebates, rate adjustments, and discounts. Barter revenues are included in advertising revenue and are also recognized when the advertisements are published or the commercials are broadcast. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising surrendered, as determined by similar cash transactions. Barter advertising revenues were not material in any period. Digital advertising revenues are recognized ratably over the contract period or as services are delivered.

Circulation revenues—Circulation revenues include magazine single copy and subscription revenue. Single copy revenue is recognized on the publication’s on-sale date, net of provisions for estimated returns. The Company bases its estimates for returns on historical experience and current marketplace conditions. Revenues from magazine subscriptions are deferred and recognized proportionately as products are distributed to subscribers.

Other revenues—Revenues from content creation and other custom programs are recognized when the products or services are delivered. In addition, the Company participates in certain arrangements containing multiple deliverables. The guidance for accounting for multiple-deliverable arrangements requires that overall arrangement consideration be allocated to each deliverable (unit of accounting) in the revenue arrangement based on the relative selling price as determined by vendor specific objective evidence, third-party evidence, or estimated selling price. The related revenue is recognized when each specific deliverable of the arrangement is delivered. Brand licensing-based revenues are accrued generally monthly or quarterly based on the specific mechanisms of each contract. Payments are generally made by the Company’s partners on a quarterly basis. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the fiscal year. Retransmission consent revenues are recognized over the contract period based on the negotiated fee and generally on a per subscriber basis. Revenues earned for placing magazines with subscribers on behalf of third-party publishers is recognized once the subscriber’s name is transferred to the publisher, on a net basis, with a reserve for estimated cancellations.

In certain instances, revenues are recorded gross in accordance with U.S. GAAP although the Company receives cash for a lesser amount due to the netting of certain expenses. Amounts received from customers in advance of revenue recognition are deferred as liabilities and recognized as revenue in the period earned.

Contingent Consideration—The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the Consolidated Statements of Earnings. An increase in the earn-out expected to be paid will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. Additional information regarding contingent consideration is provided in Note 2.

Advertising Expenses—The majority of the Company’s advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts. Advertising costs that are not capitalized are expensed the first time the advertising takes place. Total advertising expenses included in the Consolidated Statements of Earnings were $122.8 million in fiscal 2018, $63.9 million in fiscal 2017, and $72.6 million in fiscal 2016.

Deferred Financing Costs—Costs incurred to obtain financing are deferred and amortized to interest expense, net on the Consolidated Statements of Earnings over the related financing period using the effective interest method. The Company records deferred financing costs as a direct reduction of the carrying value of the related debt. Financing costs related to revolving debt instruments or lines of credit are included in other assets on the Consolidated Balance Sheets.

Income Taxes—The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when such a change is enacted. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Self-Insurance—The Company self-insures for certain medical claims, and its responsibility generally is capped through the use of a stop loss contract with an insurance company at a certain dollar level. The dollar level varies based on the insurance plan, and ranges between $350 thousand and $500 thousand. Third-party administrators are used to process claims. The Company uses actual claims data and estimates of claims incurred-but-not-reported to calculate estimated liabilities for unsettled claims on an undiscounted basis. Although management re-evaluates the assumptions and reviews the claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims.

Pensions and Postretirement Benefits Other Than Pensions—Retirement benefits are provided to employees through pension plans sponsored by the Company. Pension benefits are generally based on formulas that reflect interest credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings. It is the Company’s policy to fund the qualified pension plans to at least the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are paid. Additional information is provided in Note 11.

Share-based Compensation—The Company establishes fair value for its equity awards to determine their cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock, restricted stock units, and shares issued under the Company’s employee stock purchase plan. See Note 12 for additional information related to share-based compensation expense.

Redeemable Preferred Stock—The Company has outstanding 650,000 shares of perpetual convertible redeemable non-voting preferred stock, par value $1.00 per share, each share having an initial stated value of $1,000 per share (the Series A preferred stock). Proceeds from the issuance were allocated on a relative fair value basis between the preferred stock and other freestanding financial instruments issued with the preferred stock. The preferred stock is classified as mezzanine equity and is accreted to its redemption value. Additional information is provided in Note 13.

Comprehensive Income—Comprehensive income consists of net earnings and other gains and losses affecting shareholders’ equity that, under U. S. GAAP, are excluded from net earnings. Other comprehensive income (loss) includes changes in prior service costs and net actuarial losses from pension and postretirement benefit plans, net of taxes, unrealized gains or losses resulting from foreign currency translation, and changes in the fair value of interest rate swap agreements, net of taxes, to the extent that they are effective. As of June 30, 2018, there were no amounts in other comprehensive income (loss) related to the interest rate swaps as such were settled in fiscal 2018, and all previously unrealized changes in other comprehensive income (loss) were recognized in earnings. Refer to Note 7 for additional discussion on the swap termination.

Earnings Per Share—Basic earnings per share is calculated by dividing net earnings attributable to common shareholders by the weighted average common and Class B shares outstanding for the period. Diluted earnings per share calculation incorporated the shares utilized in the basic calculation but also included the dilutive effect, if any, of the assumed exercise of securities, including the effect of shares issuable under the Company’s share-based incentive plans. In connection with the issuance of the Series A preferred stock and detachable warrants on January 31, 2018, the Company now has a two-class capital structure and applies the two-class method in the calculation of earnings per share. The two-class method adjusts earnings to incorporate dividends declared on common stock, preferred stock, and other securities in distributed earnings. In addition, it also incorporates participating rights in other securities in undistributed earnings. Additional information is provided in Note 15.

Adopted Accounting Pronouncements—

ASU 2016-07—In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) simplifying the transition to the equity method of accounting. The new guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The Company adopted this standard effective July 1, 2017. This guidance was applied to one investment during the fiscal year, which simplified the transition from the cost method to equity method. The application did not have any other impact on the Company’s results of operations, cash flows, or disclosures.

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

The adoption of this guidance resulted in the prospective recognition of realized excess tax benefits related to the exercise or vesting of share-based awards in the Consolidated Statements of Earnings instead of in additional paid-in capital within the Consolidated Balance Sheets. See Note 8 for discussion of the credits to income tax expense recorded in the Consolidated Statements of Earnings. Using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $1.1 million increase to additional paid-in capital, a $0.6 million reduction to retained earnings, and a $0.5 million reduction to deferred taxes to reflect the incremental share-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance. Presentation requirements for cash flows related to employee taxes paid using withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. The Company no longer classifies excess tax benefits related to share-based awards as a financing cash inflow and an operating cash outflow. This classification requirement was adopted prospectively and, as such, the Consolidated Statements of Cash Flows have not been retrospectively adjusted.

ASU 2018-02—In February 2018, the FASB issued guidance regarding the reclassification of certain tax effects from accumulated other comprehensive loss. This amended guidance allows a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act) which was signed into law on December 22, 2017. The Company early adopted this amended guidance on January 1, 2018, and as a result, elected to reclassify $4.0 million of stranded tax effects from accumulated other comprehensive loss to retained earnings using a specific identification approach. The adoption of this guidance did not have an impact on the Company’s results of operations, cash flows, or disclosures.

ASU 2018-05—In March 2018, the FASB issued guidance which incorporates into ASC 740 – Income Taxes (ASC 740), various United States Securities and Exchange Commission (SEC) guidance pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (SAB 118), which was effective immediately. In December 2017, the SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Reform Act in the period of enactment. SAB 118 allows for calculations of the impacts of the Tax Reform Act to be considered provisional and subject to remeasurement upon further collection, preparation, and analysis of relevant data and disclosure regarding the impacts of the Tax Reform Act for which accounting under ASC 740 is incomplete. As the Company accounted for the tax effects of the Tax Reform Act on a provisional basis under the guidance of SAB 118 prior to this update, the adoption of this guidance did not have an impact on the consolidated financial statements.

Pending Accounting Pronouncements—

ASU 2014-09—In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The new standard requires a company to recognize revenue for the transfer of promised goods or services equal to the amount it expects to receive in exchange for those goods or services. The standard includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. Additionally, the standard requires new and significantly enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts as well as judgments made by a company when following the framework.

The Company will adopt the standard beginning July 1, 2018 (fiscal 2019). The two permitted transition methods are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized in the earliest period shown; or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will adopt the standard using the modified retrospective method.
The Company is in the process of assessing and documenting the effect of the adoption of this standard on our consolidated financial statements and related disclosures related to advertising, circulation, and other revenues, and completing the design and implementation of related controls. Based on our assessment to date, the Company does not believe the adoption of the standard will change the timing of revenue recognition for most of our revenue contracts, except for those with value-added items or that require combination under the standard. We do not anticipate those impacts will have a material effect on our consolidated revenues subject to completion of our evaluation. While the Company does not expect material changes to the amount or timing of our revenue recognition, the Company will significantly expand our future disclosures on both a quarterly and annual basis as required under the standard.

ASU 2016-01—In January 2016, the FASB issued guidance to improve and simplify accounting for financial instruments. The updated guidance includes several provisions that are not applicable to the Company’s consolidated financial statements, with the exception of changes to fair value disclosure. Under the new guidance, public entities are no longer required to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the consolidated balance sheets. It also requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes. The guidance is effective for the Company in the first quarter of fiscal 2019. The adoption of this guidance requires a change in our disclosures only and it is not expected to have an impact on our results of operations or cash flows.

ASU 2016-02—In February 2016, the FASB issued an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. The FASB continues to issue amendments to further clarify provisions of this guidance. The standard, including the amendments made since initial issuance, is effective for the Company beginning July 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. As such, the Company is currently evaluating the effect the guidance will have on our consolidated financial statements.

ASU 2016-13—In June 2016, the FASB issued a standard that replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss methodology. Under this standard, the establishment of an allowance for credit losses reflects all relevant information about past events, current conditions, and reasonable supportable forecasts rather than delaying the recognition of the full amount of a credit loss until the loss is probable of occurring. The new standard changes the impairment model for most financial assets and certain other instruments, including trade receivables. A modified retrospective implementation of this standard is effective in the Company’s first quarter of fiscal 2021, with early adoption permitted in the first quarter of fiscal 2020. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

ASU 2016-15—In August 2016, the FASB issued an accounting standards update clarifying the classification of certain cash receipts and payments in the statement of cash flows. The update is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. Retrospective adoption is required in our first quarter of fiscal 2019 with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact this update will have on its consolidated financial statements; however, the adoption is not expected to have a material impact in the presentation of our Consolidated Statements of Cash Flows.

ASU 2017-01—In January 2017, the FASB issued an accounting standards update that clarifies the definition of a business and adds guidance to assist entities in the determination of whether an acquisition (or disposal) represents assets or a business. The update provides a test to determine whether or not an acquisition is a business. If substantially all of the fair value of the assets acquired is concentrated in a single asset or a group of similar identifiable assets, the acquired assets do not represent a business. If this test is not met, the update provides further guidance to evaluate if the acquisition represents a business. Prospective adoption is required in the first quarter of fiscal 2019. Early adoption is permitted if certain transaction criteria are met. The Company does not believe the adoption of this update will have a material impact prospectively, to the Company’s consolidated financial statements.

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

ASU 2017-07—In March 2017, the FASB issued an accounting standards update on the presentation of net periodic pension and postretirement benefit costs. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit costs in their income statement and requires that the service cost component of net periodic benefit costs be presented in the same line items as other employee compensation costs for the related employees. Of the components of net periodic benefit costs, only the service cost component will be eligible for asset capitalization. The other components of net periodic benefit costs must be presented separately from the line items that include the service cost and outside of the income from operations subtotal. The update is effective for the first quarter of fiscal 2019, with early adoption permitted. The adoption is expected to require reclassification of expenses in the Consolidated Statements of Earnings; however, it is not expected to have an impact on the Company’s operating results or cash flows.

ASU 2017-09—In May 2017, the FASB issued guidance to clarify guidance related to changes in terms or conditions of a share-based payment award. The purpose of this update is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718 – Compensation – Stock Compensation. The effective date is the first quarter of fiscal 2019 with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our results of operations, cash flows, or disclosures.

ASU 2017-12—In August 2017, the FASB issued guidance amending hedge accounting requirements. The purpose of this guidance is to better align a company’s risk management activities and financial reporting requirements, and to simplify the application of hedge accounting. The effective date is the first quarter of fiscal 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our results of operations, cash flows, or disclosures.

2. Acquisitions

Fiscal 2018

On January 31, 2018, Meredith completed its acquisition of all the outstanding shares of Time for $18.50 per share, for a total transaction value of $3.2 billion, including the repayment of Time’s outstanding debt. As part of the Acquisition, Meredith also repaid its outstanding debt. These transactions were funded through a combination of borrowings under the Company’s new $1.8 billion secured term loan facility, the issuance of $1.4 billion of senior unsecured notes, the issuance of preferred equity, and cash on hand (refer to Note 7 for additional information on the long-term debt and Note 13 for additional information on the preferred equity).

In accordance with the merger agreement, certain of Time’s outstanding restricted stock units, performance stock units, and in-the-money stock options were immediately vested, converted into the right to receive $18.50 per share, and paid in cash. The value of these awards was apportioned between total purchase price consideration and immediate expense. This expense is included in the acquisition, disposition, and restructuring related activities line on the Consolidated Statements of Earnings. Additionally, certain of Time’s outstanding stock options and restricted stock units were converted into mirror awards exercisable or earned in Meredith common stock. The conversion was based on a ratio of $18.50 to the volume-weighted average per share closing price for Meredith’s stock on the ten consecutive trading days ended on the complete trading day immediately prior to the acquisition closing date. The value of these awards was apportioned between total purchase price consideration and unearned compensation to be recognized over the remaining original vesting periods of the awards.

The following table summarizes the aggregate purchase price consideration paid to acquire Time:

(In millions)
Consideration paid to Time shareholders	$1,860.7
Repayment of Time’s outstanding debt, including prepayment penalty	1,327.9
Cash consideration issued to settle outstanding share-based equity awards	37.6
Total cash consideration	3,226.2
Share-based equity awards issued to settle outstanding share-based equity awards	33.8
Total consideration issued	3,260.0
Portion of cash settlement of outstanding share-based equity awards recognized as expense	(9.2)
Portion of share-based equity awards issued to be recognized as an expense, primarily through fiscal 2021	(24.0)
Total purchase price consideration	$3,226.8

This transaction created a premier media and marketing company serving 175 million American consumers. Meredith’s brands now have a readership of more than 120 million and paid circulation of more than 40 million. The acquisition also increased Meredith’s digital position with nearly 135 million monthly unique visitors in the U.S. While the majority of Time’s operations are reported in Meredith’s national media segment, one business unit of Time is reported in Meredith’s local media segment and certain expenses are reported in unallocated corporate.

The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired and liabilities assumed were based on management’s preliminary estimates of the fair values of Time’s net assets. The estimated fair values of net assets and resulting goodwill are subject to the Company finalizing its analysis of the fair value of Time’s assets and liabilities as of the acquisition date, and are subject to change pending the final valuation of these assets and liabilities. In addition, information unknown at the time of the Time acquisition could result in adjustments to the respective fair values and resulting goodwill. Differences between the preliminary and final estimated fair values could be material. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value and reallocate the purchase price.

(In millions)
Cash and cash equivalents	$399.9
Accounts receivable	290.9
Inventory	22.8
Assets held-for-sale	1,006.1
Other current assets	60.0
Total current assets	1,779.7
Property, plant, and equipment	300.8
Other assets	98.0
Intangible assets	1,146.8
Total identifiable assets acquired	3,325.3
Accounts payable	140.0
Accrued liabilities	195.6
Current portion of unearned revenues	192.1
Liabilities associated with assets held-for-sale	315.7
Total current liabilities	843.4
Unearned revenues	41.7
Deferred income taxes	172.2
Other noncurrent liabilities	104.4
Total liabilities assumed	1,161.7
Total identified net assets	2,163.6
Goodwill	1,063.2
Net assets acquired	$3,226.8

The gross contractual amount of trade receivables acquired was $357.4 million and the contractual amount not expected to be collected was $66.5 million at the acquisition date.

Subsequent to the initial purchase price allocation, the Company recorded adjustments that, in the aggregate, increased goodwill by $17.8 million. The net change was due primarily to a decrease in the estimated fair value of assets held-for-sale partially offset by a decrease in deferred tax liabilities and an increase in intangible assets. These adjustments resulted from new information about facts and circumstances that existed at the time of the acquisition.

The following table provides details of the acquired intangible assets (based on the preliminary assessment of the fair value of assets acquired):

(In millions)
Intangible assets subject to amortization
Advertiser relationships	$223.5
Publisher relationships	125.0
Partner relationships	95.0
Customer relationships	63.3
Total	506.8
Intangible assets not subject to amortization
Trademarks	640.0
Intangible assets, net	$1,146.8

The weighted average useful life of advertiser relationships is 3 years, publisher relationships is 7 years, partner relationships is 6 years, and customer relationships is 2 years. Due to the timing of the acquisition and the complexities involved with determining fair value of the intangible assets acquired, the Company has not yet completed the valuation of the identified intangibles. The preliminary purchase price allocation has been developed based on preliminary estimates of fair values. Therefore, there may be adjustments made to the purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives, and associated amortization recorded.

Goodwill is attributable primarily to expected synergies and the assembled workforces. Of total goodwill recorded of $1.1 billion, $93.6 million is expected to be deductible for income tax purposes.

Transaction and integration costs incurred by Meredith were $59.9 million in fiscal 2018. These costs are included in the acquisition, disposition, and restructuring related activities line in the Consolidated Statements of Earnings.

The following table presents the amounts of Time’s revenue and earnings included in Meredith’s Consolidated Statements of Earnings since the date of the acquisition for the years ended June 30, 2018 and 2017. Also presented are the unaudited pro-forma consolidated results of operations – revenues, net earnings (loss), and diluted net earnings (loss) per share of the combined entity for the years ended June 30, 2018 and 2017, as if the acquisition had occurred on July 1, 2016, the beginning of fiscal 2017:

Years ended June 30,	2018	2017
(In millions except per share data)
Actual Time total revenues	$625.3	$—
Actual Time net loss	(74.4)	—

Pro-forma total revenue	3,115.5	3,669.9
Pro-forma net earnings (loss)	223.2	(28.6)
Pro-forma diluted net earnings (loss) per share	3.16	(2.37)

The unaudited pro-forma consolidated results above are based on the historical financial statements of Meredith and Time and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed on July 1, 2016 (the beginning of the 2017 fiscal year), and are not indicative of the future operating results of the combined company. This pro-forma financial information is based upon preliminary purchase price allocations and various assumptions and estimates. The pro-forma consolidated results of operations include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired. The pro-forma totals above also reflect the impact of transactions made to finance the acquisition

(see Note 7 and Note 13) and exclude historical interest of each entity and the prepayment penalty. The impact of the discontinued operations have been removed from pro-forma revenue for each of the periods presented. Historical intercompany transactions between Meredith and Time have also been removed. Transaction and integration costs related to the acquisition of Time have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature. The pro-forma net earnings (loss) were also adjusted for the tax effects related to the other pro-forma adjustments.

Included within the pro-forma results above, are $26.4 million and $202.6 million of impairment charges for long-lived assets for the years ended June 30, 2018, and 2017, respectively. The pro-forma results above also include restructuring charges related to the Time transaction of $150.6 million for the year ended June 30, 2018. There were no restructuring charges related to the acquisition recorded in the year ended June 30, 2017.

Fiscal 2017
During fiscal 2017, Meredith paid $84.4 million for the acquisitions of WPCH-TV (Peachtree TV), an independent television station in Atlanta, Georgia, and the assets of a digital lead-generation company in the home services market.

On December 7, 2016, Meredith acquired the assets of a digital lead-generation company in the home services market, which has been rebranded Meredith Performance Marketing by the Company. The acquisition-date fair value of the consideration was $21.1 million, which consisted of $13.4 million of cash and $7.7 million of contingent consideration. The contingent consideration arrangement requires the Company to pay contingent payments based on the achievement of certain operational targets in fiscal 2017 and on financial performance during fiscal 2017 through fiscal 2021 measured in terms of earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the acquisition agreement. The contingent consideration is not dependent on the continued employment of the sellers. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Note 10. The Company paid no contingent consideration in fiscal 2018, and paid $2.6 million in contingent consideration in 2017. Although operating performance for the brand has been positive, revised projections in revenues resulted in lower projected EBITDA than anticipated at acquisition. Therefore, the Company recognized non-cash credits to operations of $3.8 million and $0.4 million in fiscal 2018 and 2017, respectively, to reduce the estimated contingent consideration payable. These credits are recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings. As of June 30, 2018, the Company estimates the future payments will range from $0.9 million to $1.5 million.

Effective April 21, 2017, Meredith acquired Peachtree TV, which was operated by Meredith prior to its acquisition. The results of Peachtree TV’s operations have been included in the consolidated financial statements since that date. The cash purchase price was $70.0 million.

The following table summarizes the fair value of total consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed by segment during the year ended June 30, 2017:

(In millions)	National Media Acquisition	Local Media Acquisition	Total
Consideration
Cash	$11.8	$70.0	$81.8
Payment in escrow	1.6	—	1.6
Contingent consideration arrangements	7.7	—	7.7
Fair value of total consideration transferred	$21.1	$70.0	$91.1

Recognized amounts of identifiable assets acquired and liabilities assumed
Total identifiable assets acquired	$8.6	$81.6	$90.2
Total liabilities assumed	—	(23.4)	(23.4)
Total identified net assets	8.6	58.2	66.8
Goodwill	12.5	11.8	24.3
	$21.1	$70.0	$91.1

The following table provides details of the acquired intangible assets by acquisition:

(In millions)	National Media Acquisition	Local Media Acquisition	Total
Intangible assets subject to amortization
Retransmission agreements	$—	$6.7	$6.7
Customer list	4.2	—	4.2
Other	4.4	0.7	5.1
Total	8.6	7.4	16.0
Intangible assets not subject to amortization
FCC licenses	—	50.4	50.4
Intangible assets	$8.6	$57.8	$66.4

The useful life of the customer list is 10 years, and other national media intangible assets’ useful life is 5 years. The useful lives of the retransmission agreements are 10 years and local media other intangible assets’ useful life is 4 years.

For these acquisitions, goodwill is attributable primarily to expected synergies and the assembled workforces. Goodwill, with an assigned value of $24.3 million, is expected to be fully deductible for tax purposes.

During fiscal 2017, acquisition related costs of $0.3 million were incurred. These costs are included in the acquisition, disposition, and restructuring related activities line in the Consolidated Statements of Earnings.

Prior
On December 30, 2014, Meredith acquired 100 percent of the outstanding stock of Selectable Media. The contingent consideration arrangement requires the Company to pay contingent payments based on certain financial targets over three fiscal years, primarily based on revenue, as defined in the acquisition agreement. The final payment of $4.0 million was paid in fiscal 2018.

In February 2015, Meredith completed its acquisition of Shape. The contingent consideration arrangement requires the Company to pay contingent payments based on certain financial targets over three fiscal years, primarily based on operating profit, as defined in the acquisition agreement. Revised projections in advertising revenue have resulted in lower projected operating profits and therefore lower estimates to contingent consideration payable than originally expected. The Company recognized non-cash credits to operations of $2.0 million in fiscal 2018, $1.3 million in fiscal 2017, and $4.9 million in fiscal 2016, to reduce the estimated contingent consideration payable. These credits were recorded in the selling, general, and administrative expense line on the Consolidated Statements of Earnings. As of June 30, 2018, the Company estimates future payments to be $19.2 million.

3. Inventories

Inventories consist mainly of paper stock, editorial content, books, and other merchandise and are stated at the lower of cost or estimated net realizable value. Cost is determined using the first-in, first-out method for books and weighted average cost method for paper and other merchandise.

Effective January 1, 2018, the Company prospectively changed its method of accounting for paper inventory from the last-in, first-out (LIFO) method to the weighted average cost method. Of total net inventory values shown 65 percent at June 30, 2017, were determined using the LIFO method. LIFO inventory income included in the Consolidated Statements of Earnings was $1.3 million in fiscal 2018, $1.7 million in fiscal 2017, and $0.7 million in fiscal 2016.

June 30,	2018	2017
(In millions)
Raw materials	$32.1	$13.4
Work in process	9.6	8.7
Finished goods	2.5	1.1
	44.2	23.2
Reserve for LIFO cost valuation	—	(1.3)
Inventories	$44.2	$21.9

4. Assets Held-for-Sale, Discontinued Operations, and Dispositions

Assets Held-for-Sale

The Company classifies assets as being held-for-sale when the following criteria are met: management has committed to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets that are classified as held-for-sale are recorded at the lower of carrying value or fair value less costs to sell. Fair value is based on current market values or discounted future cash flows using Level 3 inputs determined based on the Company’s experience and knowledge of the market, including the use of advisers. Fair value is preliminary and is expected to be finalized upon completion of the sales, which are expected to occur within calendar 2018. The key assumptions used to determine the fair value include discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used is based on several factors including a weighted average cost of capital analysis, and adjustments for market risk and company specific risk. Estimated cash flows are based upon internally developed estimates of the undiscounted cash flows attributable to the assets and include only future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the assets. Royalty rates are based on comparable licensing agreements and revenue growth rates are based on industry knowledge and historical performance. Property and equipment are not depreciated, and intangibles assets are not amortized once classified as held-for-sale. The assets and liabilities that are deemed held-for-sale are classified as current based on the anticipated disposal date.

The following table presents the major components which are included in assets held-for-sale and liabilities associated with assets held-for-sale (including TIME, Sports Illustrated, Fortune, Money, and its investment in Viant Technology LLC (Viant)):

(in millions)	June 30, 2018
Current assets
Cash and cash equivalents	$2.3
Accounts receivable, net	94.6
Inventories	1.1
Other current assets	9.4
Total current assets	107.4
Net property, plant, and equipment	14.1
Other assets	1.0
Intangible assets, net	113.1
Goodwill	477.5
Total assets held-for-sale	$713.1

Current liabilities
Accounts payable	$45.2
Accrued expenses and other liabilities	15.1
Current portion of unearned revenues	109.4
Total current liabilities	169.7
Unearned revenues	28.0
Other noncurrent liabilities	0.7
Total liabilities associated with assets held-for-sale	$198.4

Discontinued Operations

A disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria to be classified as held-for-sale. When all of the criteria to be classified as held-for-sale are met, including management having the authority to approve the action and committing to a plan to sell the entity, the major assets and liabilities are to be reported as components of total assets and liabilities separate from those balances of the continuing operations. The Consolidated Statements of Earnings reported for current and prior periods shall report the results of operations of the discontinued operations, including any gain or loss recognized, in the period in which a discontinued operation either has been disposed of or is classified as held-for-sale. The results of all discontinued operations, less applicable income taxes (benefit), shall be reported as a component of net earnings separate from the net earnings from continuing operations.

The Company announced after the Acquisition that it is exploring the sale of the TIME, Sports Illustrated, Fortune, and Money affiliated brands and its investment in Viant. Management expects these sales to close during calendar 2018. In accordance with accounting guidance, a business that, on acquisition, or within a short period following the acquisition (usually within three months), meets the criteria to be classified as held-for-sale is also considered a discontinued operation. As all of the required criteria for held-for-sale classification were met, the assets and liabilities related to these operations have been included as assets held-for-sale and liabilities associated with assets held–for-sale in the Consolidated Balance Sheets as of June 30, 2018. The revenue and expenses, along with associated taxes, for these operations were included in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings. All discontinued operations relate to the national media segment.

Prior to the Acquisition, Time entered into an agreement to sell the Golf brand. This sale closed in February 2018. Revenue and expenses from the date of the acquisition until disposal along with associated taxes for the Golf brand were included in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings.

In February 2018, the Company entered into an agreement to sell Time Inc. (UK) Ltd (TIUK), a United Kingdom (U.K.) multi-platform publisher with approximately 60 brands. The sale closed in March 2018. Revenue and expenses from the date of acquisition until disposal along with associated taxes for TIUK were included in the loss from discontinued operations, net of income taxes line on the Consolidated Statements of Earnings.

In connection with the sale of TIUK, a liability of $9.2 million was recorded in other liabilities in connection with a lease guarantee by Time. The guarantee is related to a lease of office space by TIUK in the U.K. through December 31, 2025. The carrying value of the lease guarantee was $8.7 million at June 30, 2018. The Company is only obligated to pay for the lease guarantee in the event that TIUK fails to perform under the lease agreement. If TIUK fails to perform under the lease agreement, the maximum lease guarantee obligation for which the Company would be liable is approximately $78.8 million as of June 30, 2018. The Company has assessed that it is unlikely that TIUK will not perform its obligations under the lease.

The Company does not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense related to the debt that will be repaid with the proceeds from the sale of the TIME, Sports Illustrated, Fortune, Money, and affiliated brands and of Viant.

Amounts applicable to discontinued operations in the Consolidated Statements of Earnings are as follows:

Year ended June 30,	2018
(In millions except per share data)
Revenues	$262.0
Costs and expenses	(250.6)
Interest expense	(12.2)
Loss on disposal	(12.3)
Loss before income taxes	(13.1)
Income taxes	(1.5)
Loss from discontinued operations, net of income taxes	$(14.6)
Loss per share from discontinued operations
Basic	$(0.32)
Diluted	(0.32)

The discontinued operations did not have depreciation, amortization, capital expenditures or significant non-cash investing items for the period from acquisition through June 30, 2018. Share-based compensation expense of $3.7 million is included in the net cash provided by operating activities in the Consolidated Statements of Cash Flows.

The Company has announced the closure of Time Customer Service (TCS) in Tampa, Florida. As of June 30, 2018, TCS did not meet the criteria above for held-for-sale or discontinued operations treatment.

Dispositions

In March 2018, the Company announced an agreement to sell Meredith Xcelerated Marketing (MXM). This transaction closed in May 2018. The Company did not report the operations of MXM as discontinued operations as the sale does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The results of MXM, as well as the gain of $11.5 million on the sale, which is included as a credit in the acquisition, disposition, and restructuring related activities line, are included within continuing operations in the Consolidated Statements of Earnings. A loss of $0.8 million and a profit of $11.2 million and $18.5 million were included in earnings (loss) from continuing operations before income taxes related to MXM for the years ended June 30, 2018, 2017, and 2016, respectively.

Effective July 1, 2017, Meredith’s national media segment sold a 70 percent interest in Charleston Tennis LLC, which operates the Family Circle Tennis Center, to an unrelated third party. In return, Meredith received $0.6 million in cash and a note receivable for $8.5 million. The note receivable is due in annual installments over a period of 8 years. At June 30, 2018, there was $3.2 million in unamortized discount and an allowance of $3.0 million recorded against the note. This transaction generated a gain of $3.3 million, which was recorded in the selling, general, and administrative line of the Consolidated Statements of Earnings. Of this gain, $1.0 million related to the remeasurement of the retained investment. As Meredith retains a 30 percent interest, has a seat on the board, and has approval rights over certain limited matters, Meredith now accounts for this investment under the equity method of accounting.

5. Intangible Assets and Goodwill

Intangible assets consist of the following:

June 30,	2018			2017
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$212.3	$(41.1)	$171.2	$18.6	$(15.5)	$3.1
Publisher relationships	125.0	(7.4)	117.6	—	—	—
Partner relationships	95.0	(6.6)	88.4	—	—	—
Customer lists	67.5	(14.0)	53.5	7.3	(3.4)	3.9
Other	22.0	(11.9)	10.1	22.3	(9.8)	12.5
Local media
Network	229.3	(148.6)	80.7	229.3	(142.2)	87.1
Advertiser relationships	25.0	(3.5)	21.5	—	—	—
Retransmission agreements	27.9	(14.9)	13.0	27.9	(10.7)	17.2
Other	1.7	(0.8)	0.9	1.7	(0.5)	1.2
Total	$805.7	$(248.8)	$556.9	$307.1	$(182.1)	$125.0
Intangible assets not subject to amortization
National media
Trademarks			765.3			147.9
Internet domain names			7.8			7.8
Local media
FCC licenses			675.2			675.2
Total			1,448.3			830.9
Intangible assets, net			$2,005.2			$955.9

Amortization expense was $74.8 million in fiscal 2018, $19.1 million in fiscal 2017, and $19.7 million in fiscal 2016. Future amortization expense for intangible assets is expected to be as follows:  $155.0 million in fiscal 2019, $140.3 million in fiscal 2020, $86.9 million in fiscal 2021, $41.0 million in fiscal 2022, and $40.2 million in fiscal 2023. Actual future amortization expense could differ from these estimates as a result of future acquisitions, dispositions, and other factors.

During fiscal 2018, Meredith made the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather to include it as a feature within Parents magazine and to discontinue FamilyFun as a subscription title and instead publish it only for sale on newsstand. These decisions were determined to be triggering events requiring Meredith to evaluate the trademarks within the Company’s Parents Network for impairment. The fair values of the trademarks are determined based on significant inputs not observable in the market. The reduction in advertising revenue caused by the discontinuation of Fit Pregnancy and Baby and the change in FamilyFun to a newsstand only title, as well as updated revenue projections for the Parents Network resulted in an impairment of the trademarks. As such, during fiscal 2018, the national media segment recorded a non-cash impairment charge of $22.7 million to partially impair the trademarks within the Company’s Parents Network. This impairment charge is recorded in the impairment of goodwill and other long-lived assets line in the Consolidated Statements of Earnings. No other impairments of indefinite-lived intangible assets were recorded as a result of the Company’s annual impairment tests performed as of May 31, 2018.

Due to continued weakness in the Mywedding.com revenue forecasts and a lack of sales growth from brand support efforts, the annual impairment analysis performed as of May 31, 2017, of the Mywedding trademark indicated an impairment. As such, during fiscal 2017, the national media segment recorded a non-cash impairment charge of $5.3 million to fully impair the Mywedding trademark. No other impairments of indefinite-lived intangible assets were recorded as a result of the Company’s annual impairment tests performed as of May 31, 2017.

During fiscal 2016, the Company recorded a non-cash impairment charge of $38.9 million on the national media segment’s American Baby trademark. Management determined that this trademark was fully impaired as part of management’s decision to discontinue the use of the American Baby brand following its combination with the Fit Pregnancy brand. These impairment charges are recorded in the impairment of goodwill and other long-lived assets line in the Consolidated Statements of Earnings. No other impairments of indefinite-lived intangible assets were recorded as a result of the Company’s annual impairment tests performed as of May 31, 2016.

Changes in the carrying amount of goodwill were as follows:

(In millions)	National Media	Local Media	Total
Balance at June 30, 2016
Goodwill	$931.3	$68.8	$1,000.1
Accumulated impairment losses	(116.9)	—	(116.9)
	814.4	68.8	883.2
Acquisitions	12.5	11.8	24.3
Balance at June 30, 2017
Goodwill	943.8	80.6	1,024.4
Accumulated impairment losses	(116.9)	—	(116.9)
	826.9	80.6	907.5
Acquisitions	1,028.0	35.2	1,063.2
Disposals [1]	(54.9)	—	(54.9)
Balance at June 30, 2018
Goodwill	1,800.0	115.8	1,915.8
Accumulated impairment losses	—	—	—
	$1,800.0	$115.8	$1,915.8

1 In connection with the sale of MXM, goodwill was reduced by $171.8 million and accumulated impairment losses was reduced by $116.9 million.

Historically, the Company’s goodwill reporting units were magazine brands, MXM, and local media. Due to the sale of MXM and acquisition of Time, management reevaluated its goodwill reporting units. As a result, the Company’s reporting units are now national media, local media excluding MNI, and MNI. No reallocation of existing goodwill was required as a result of the change in reporting units as the goodwill attributable to the previous MXM reporting unit was disposed of in the sale of MXM and the goodwill attributable to MNI results from the acquisition of Time.

The national media reporting unit aligns to our national media operating segment. The local media excluding MNI and MNI segments, which have $80.6 million and $35.2 million of goodwill, respectively, at June 30, 2018, are both within our local media operating segment.

During its annual impairment reviews as of May 31, 2018, management performed a quantitative goodwill impairment test for the national media reporting unit. Based on the results of this analysis, the fair value exceeded the carrying value and thus resulted in no indication of impairment.

The Company performed qualitative assessments for the local media excluding MNI reporting unit and the MNI reporting unit during its annual impairment reviews as of May 31, 2018, neither of which indicated impairment. Therefore, quantitative goodwill impairment analyses for the local media excluding MNI reporting unit and the MNI reporting unit were not deemed necessary in fiscal 2018.

In fiscal 2017, the Company performed its annual goodwill impairment analysis on the magazine brands, MXM, and local media reporting units as of May 31, 2017. No impairments were recorded as a result of these reviews.

In fiscal 2016, the Company determined that triggering events, including reduced operating and cash flow forecasts, required the Company to perform an evaluation of goodwill for the MXM reporting unit for impairment. Due to the timing of the triggering events, this testing was performed in conjunction with the Company’s annual impairment testing as of May 31, 2016. This evaluation indicated that the carrying value of MXM’s goodwill exceeded its estimated fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of $116.9 million to reduce the carrying value of MXM’s goodwill in fiscal 2016. The Company recorded an income tax benefit of $9.5 million related to this charge. This impairment charge is recorded in the impairment of goodwill and other long-lived assets line in the Consolidated Statements of Earnings.

Meredith performed a goodwill impairment analysis on the magazine brands and local media reporting units as of May 31, 2016. No impairments were recorded as a result of these reviews.

6. Restructuring Accruals

During fiscal 2018, management committed to and executed upon several performance improvement plans, including those related to the integration of Time as well as other smaller restructurings.

As part of the Company’s plan to realize cost synergies from the Acquisition management committed to a performance improvement plan to reduce headcount. In addition to the Acquisition related plan, smaller performance improvement plans took place during the year that were related to the strategic decisions to no longer publish Fit Pregnancy and Baby magazine as a standalone title, but instead to include it as a feature within Parents magazine, and to no longer publish FamilyFun and Martha Stewart Weddings as subscription titles, but rather to sell them on the newsstand as special interest publications. The fiscal 2018 performance improvement plans affected approximately 1,800 employees, primarily in the national media and unallocated corporate departments. In connection with these plans the Company recorded a pre-tax restructuring charge of $104.9 million for severance and related benefit costs related to the involuntary termination of employees and other write-downs of $0.5 million, which are recorded in the acquisition, disposition, and restructuring related activities line of the Consolidated Statements of Earnings. The headcount reductions are expected to be substantially completed by January 2019.

Details of the severance and related benefit costs by segment for the performance improvement plans are as follows:

Year ended June 30, 2018	Amount Accrued	Total Amount Expected to be Incurred
(in millions)
National media	$51.5	$52.5
Local media	0.9	0.9
Unallocated Corporate	52.5	54.0
	$104.9	$107.4

During fiscal 2017, management committed to several performance improvement plans related primarily to business realignments. These actions resulted in selected workforce reductions. In connection with these plans, the

Company recorded pre-tax restructuring charges totaling $12.4 million including $11.9 million for severance and related benefit costs related to the involuntary termination of employees and other accruals of $0.3 million. The majority of severance costs have been paid out. The plans affected approximately 215 employees. The Company also wrote down manuscript and art inventory by $0.2 million. These costs and expenses are recorded in the acquisition, disposition, and restructuring related activities line of the Consolidated Statements of Earnings.

During fiscal 2016, management committed to several performance improvement plans that resulted in selected workforce reductions related primarily to business realignments from recent acquisitions and the closing of MORE magazine effective following the publication of the April 2016 issue. In connection with these plans, the Company recorded pre-tax restructuring charges of $10.3 million. The restructuring charges included severance and related benefit costs of $9.8 million related to the involuntary termination of employees. These plans affected approximately 150 employees. The Company also wrote down related manuscript and art inventory by $0.5 million, These costs and expenses are recorded in the acquisition, disposition, and restructuring related activities of the Consolidated Statements of Earnings.

During the years ended June 30, 2018, 2017, and 2016, the Company recorded reversals of $0.8 million, $1.8 million, and $3.2 million, respectively, of excess restructuring reserves accrued in prior fiscal years. The reversals of excess restructuring reserves are recorded as a credit in the acquisition, disposition, and restructuring related activities line of the Consolidated Statements of Earnings.

Details of changes in the Company’s restructuring accrual are as follows:

Years ended June 30,	2018			2017
(in millions)	Employee Terminations	Other Exit Costs	Total	Employee Terminations
Balance at beginning of year	$8.7	$—	$8.7	$7.4
Accrual on Time’s opening balance sheet	38.5	6.6	45.1	—
Accruals	104.9	1.4	106.3	11.9
Cash payments	(49.9)	(1.7)	(51.6)	(8.8)
Other accruals	(0.1)	—	(0.1)	—
Reversal of excess accrual	(0.8)	—	(0.8)	(1.8)
Balance at end of year	$101.3	$6.3	$107.6	$8.7

As of June 30, 2018, of the $107.6 million liability, $91.6 million was classified as current liabilities on the Consolidated Balance Sheets, with the remaining $16.0 million classified as noncurrent liabilities. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and relate primarily to severance costs.

7. Long-term Debt

Long-term debt consists of the following:

	June 30, 2018
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due 1/31/2025	$1,795.5	$(33.4)	$1,762.1
Revolving credit facility of $350 million, due 1/31/2023	—	—	—
Senior Unsecured Notes
6.875% senior notes, due 2/1/2026	1,400.0	(26.5)	1,373.5
Total long-term debt	3,195.5	(59.9)	3,135.6
Current portion of long-term debt	(18.0)	0.3	(17.7)
Long-term debt	$3,177.5	$(59.6)	$3,117.9

	June 30, 2017
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facilities
Asset-backed bank facility of $100 million, due 10/20/2017	$75.0	$—	$75.0
Revolving credit facility of $200 million, due 11/30/2021	85.0	—	85.0
Term loan due 11/30/2021	240.6	(2.0)	238.6
Private placement notes
3.04% senior notes, due 3/1/2018	50.0	—	50.0
Floating rate senior notes, due 12/19/2022	100.0	(0.2)	99.8
Floating rate senior notes, due 2/28/2024	150.0	(0.2)	149.8
Total long-term debt	700.6	(2.4)	698.2
Current portion of long-term debt	(62.5)	—	(62.5)
Long-term debt	$638.1	$(2.4)	$635.7

The following table shows principal payments on the debt due in succeeding fiscal years:

Years ending June 30,
(In millions)
2019	$18.0
2020	18.0
2021	18.0
2022	18.0
2023	18.0
Thereafter	3,105.5
Total long-term debt	$3,195.5

On January 31, 2018, in connection with the Acquisition, the Company repaid and terminated its existing indebtedness. In connection with the payoff of this indebtedness, Meredith recognized a loss on extinguishment of debt of $2.2 million. Also in conjunction with the repayment of debt, the Company settled the associated interest rate swap agreements and recognized a gain on the settlement of $1.6 million. The loss on extinguishment of debt and gain on the settlement of the swaps are both presented in the interest expense, net line in the Consolidated Statements of Earnings.

In connection with the Acquisition, on January 31, 2018, the Company entered into new credit arrangements with a total capacity of $3.6 billion comprised of a variable-rate credit facility and senior unsecured notes. The variable- rate credit facility includes a secured term loan (Term Loan B) with $1.8 billion of aggregate principal and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On June 30, 2018 there were no borrowings outstanding under the revolving credit facility. There were $3.4 million of standby letters of credit issued under the revolving credit facility resulting in availability of $346.6 million at June 30, 2018. The Term Loan B matures in 2025 and amortizes at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest are due and payable.

The interest rate under the Term Loan B is based on LIBOR plus a spread of 3.0 percent while the revolving credit facility bears interest at LIBOR plus a spread ranging from 2.5 percent to 3.0 percent. The Term Loan B bore interest at a rate of 5.09 percent at June 30, 2018. The revolving credit facility has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The senior unsecured notes have an aggregate principal balance of $1.4 billion maturing in 2026 (2026 Senior Notes) with an interest rate of 6.875 percent per annum. Total outstanding principal is due at the final maturity date.

In connection with the issuance of this indebtedness, the Company incurred $14.7 million of deferred financing costs and $56.0 million of discount costs that are being amortized into interest expense over the lives of the respective facilities.

During the third quarter of fiscal 2018, the Company also incurred a $17.5 million bridge loan commitment fee. The fee is presented in the interest expense, net line in the Consolidated Statements of Earnings.

Interest expense related to long-term debt and the amortization of the associated debt issuance costs totaled $92.9 million in fiscal 2018, $18.8 million in fiscal 2017, and $20.3 million in fiscal 2016.

8. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Reform Act. The Tax Reform Act makes broad and complex changes to the U.S. tax code that affected our fiscal year ended June 30, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) bonus depreciation that allows for full expensing of qualified property and (3) limitations on the deductibility of interest expense and certain executive compensation and (4) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The Tax Reform Act reduced the federal corporate tax rate to 21 percent in the fiscal year ended June 30, 2018. Pursuant to Section 15 of the Internal Revenue Code, the Company applied a blended corporate tax rate of 28 percent for fiscal 2018, which was based on the applicable tax rates before and after the Tax Reform Act and the number of days in the year.

The SEC issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the consolidated financial statements. If a company cannot determine a provisional estimate to be included in the consolidated financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Reform Act.

In connection with our initial analysis of the impact of the Tax Reform Act, we recorded a provisional net tax benefit of $133.0 million in the quarter ended December 31, 2017. This net benefit primarily consists of a benefit for the corporate rate reduction. As the Company was projecting a net operating loss for the fiscal year ended June 30, 2018, deferred tax assets and liabilities expected to be recognized in the fiscal year ended June 30, 2018, were remeasured using the 21 percent U.S. corporate tax rate. Due to our limited international operations, the impact of the transitional tax was immaterial.

During the quarter ended June 30, 2018, we did not make any provisional adjustment to the amount. We continue to assess new guidance issued by tax authorities as well as our ability to change certain methods of accounting and expect to finalize our accounting for the provision of the Tax Reform Act within the measurement period.

Effective July 1, 2017, the Company adopted new accounting guidance related to share-based compensation. Under this new guidance, excess tax benefits and deficiencies are to be recognized as a discrete component of the income tax provision in the period they occur and not as an adjustment to additional paid-in capital. As such, the Company recognized an excess tax benefit of $2.2 million as a credit to income tax expense in the Consolidated Statements of Earnings in fiscal 2018.

The following table shows income tax expense attributable to earnings from continuing operations before income taxes:

Years ended June 30,	2018	2017	2016
(In millions)
Currently payable
Federal	$1.8	$62.2	$59.2
State	1.2	0.4	7.3
Foreign	0.2	—	—
	3.2	62.6	66.5
Deferred
Federal	(129.9)	33.0	8.3
State	3.2	5.8	1.5
Foreign	(0.1)	—	—
	(126.8)	38.8	9.8
Income taxes	$(123.6)	$101.4	$76.3

The differences between the statutory U.S. federal income tax rate and the effective tax rate were as follows:

Years ended June 30,	2018	2017	2016
U.S. statutory tax rate	28.1%	35.0%	35.0%
State income taxes, less federal income tax benefits	27.8	3.0	3.6
Foreign operations	(74.2)	—	—
Rate change	1,312.5	—	—
Settlements - audits / tax litigation	10.4	(2.3)	(0.4)
Impairment of goodwill	—	—	29.3
Sale of domestic subsidiary	67.3	—	—
Other	(89.5)	(0.8)	1.7
Effective income tax rate	1,282.4%	34.9%	69.2%

The Company’s effective tax rate was 1,282.4 percent in fiscal 2018, 34.9 percent in fiscal 2017, and 69.2 percent in fiscal 2016. The fiscal 2018 effective tax rate was primarily impacted by a credit to income taxes of $133.0 million related to tax reform. The fiscal 2017 effective tax rate was primarily impacted by a credit to income taxes of $6.7 million related to the resolution of certain federal and state tax uncertainties recorded in fiscal 2017. In fiscal 2016, the Company recorded an impairment of goodwill of $116.9 million, of which approximately 20 percent was deductible for income tax purposes.

The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

June 30,	2018	2017
(In millions)
Deferred tax assets
Accounts receivable allowances and return reserves	$6.8	$11.0
Compensation and benefits	44.0	47.2
Indirect benefit of uncertain state and foreign tax positions	6.4	5.1
Investment in foreign subsidiary	62.1	—
Tax loss carryforwards	128.5	—
All other assets	8.0	7.7
Total deferred tax assets	255.8	71.0
Valuation allowance	(21.1)	—
Net deferred tax assets	234.7	71.0
Deferred tax liabilities
Subscription acquisition costs	43.4	86.4
Accumulated depreciation and amortization	600.9	329.8
Deferred gains from dispositions	15.7	29.8
All other liabilities	7.2	9.7
Total deferred tax liabilities	667.2	455.7
Net deferred tax liability	$432.5	$384.7

The Company has $102.4 million of net operating loss carryforwards for federal purposes and $137.2 million for state purposes, which, if unused, have expiration dates through fiscal 2038. The Company has $251.4 million of capital loss carryforwards. It is expected that all federal net operating loss carryforwards and all capital loss carryforwards will be utilized prior to expiration.

There was an increase in the valuation allowance of approximately $21.1 million during the fiscal 2018, which was recorded in connection with the Acquisition and which related primarily to foreign and state net operating losses.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Years ended June 30,	2018	2017
(In millions)
Balance at beginning of year	$29.5	$37.9
Increase in positions acquired in business combination	31.9	—
Increases in tax positions for prior years	0.4	0.8
Decreases in tax positions for prior years	—	(3.1)
Increases in tax positions for current year	5.6	2.9
Settlements	(4.2)	(0.2)
Lapse in statute of limitations	(3.0)	(8.8)
Balance at end of year	$60.2	$29.5

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $49.7 million as of June 30, 2018, and $18.2 million as of June 30, 2017. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $8.4 million and $6.0 million as of June 30, 2018 and 2017, respectively.

The total amount of unrecognized tax benefits at June 30, 2018, may change significantly within the next 12 months, decreasing by an estimated range of $24.5 million to $6.7 million. The change, if any, may result primarily from foreseeable federal and state examinations, ongoing federal and state examinations, anticipated state settlements, expiration of various statutes of limitation, the results of tax cases, or other regulatory developments.

The Company’s federal tax returns for fiscal years prior to fiscal 2013 are no longer subject to IRS examination. However, certain items from completed examinations of fiscal 2006 through fiscal 2012 are still pending final resolution as of June 30, 2018. Fiscal 2013 through fiscal 2015 are under IRS examination. In addition, Time is under IRS examination for the period 2008 - 2014 (pre-spin). The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through fiscal 2005.

The complete legal and structural separation of Time Warner Inc.’s (Time Warner) magazine publishing and related business from Time Warner (the Spin-Off) was completed by way of a pro rata dividend of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014, based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the Distribution). In connection with the acquisition of Time, the Company assumed the Tax Matters Agreement (TMA) entered into with Time Warner that requires Time to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off from Time Warner, which was completed on June 6, 2014. With respect to taxes other than those incurred in connection with the Spin-Off, the TMA provides that the Company will indemnify Time Warner for (1) any taxes of Time and its subsidiaries for all periods after the Distribution and (2) any taxes of the Time Warner group for periods prior to the Distribution to the extent attributable to Time or its subsidiaries. For purposes of the indemnification described in clause (2), however, Time will generally be required to indemnify Time Warner only for any such taxes that are paid in connection with a tax return filed after the Distribution or that result from an adjustment made to such taxes after the Distribution. In these cases, Time’s indemnification obligations generally would be computed based on the amount by which the tax liability of the Time Warner group is greater than it would have been absent Time’s inclusion in its tax returns (or absent the applicable adjustment). Time and Time Warner will generally have joint control over tax authority audits or other tax proceeding related to Time specific tax matters. As of June 30, 2018, the Company has recorded a liability in connection with the TMA of $26.0 million.

9. Commitments and Contingent Liabilities

The Company has commitments under certain firm contractual arrangements (firm commitments) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Commitments not recorded on the Consolidated Balance Sheets consist primarily of operating lease arrangements, talent commitments, and purchase obligations for goods and services. Other commitments, which are recorded on the Consolidated Balance Sheets, consist primarily of debt and pension obligations. Commitments expected to be paid over the next five years and thereafter are as follow:

	Payments Due In
Years ending June 30,	2019	2020	2021	2022	2023	Thereafter	Total
(in millions)
Operating leases	$66.8	$62.2	$58.9	$55.2	$54.6	$459.5	$757.2
Broadcast rights payable
Recorded commitments	8.9	6.1	5.6	4.7	3.7	0.7	29.7
Unavailable rights	11.3	12.8	2.3	—	—	—	26.4
Total commitments	$87.0	$81.1	$66.8	$59.9	$58.3	$460.2	$813.3

The Company occupies certain facilities and uses certain equipment under long-term, non-cancelable operating lease agreements through 2032. Future minimum operating lease payments have been reduced by future minimum sublease income of $6.6 million in fiscal 2019, $6.6 million in fiscal 2020, $7.4 million in fiscal 2021, $8.2 million in fiscal 2022, $8.4 million in fiscal 2023, and $32.8 million thereafter. Non-cancellable sublease income is committed through 2026. Rent expense under such leases was $45.9 million in fiscal 2018, $20.1 million in fiscal 2017, and $20.9 million in fiscal 2016.

The Company has recorded commitments for broadcast rights payable in future fiscal years. The Company also is obligated to make payments under contracts for broadcast rights not currently available for use and therefore not included in the consolidated financial statements. Such unavailable rights amounted to $26.4 million at June 30, 2018. The fair value of these commitments for unavailable broadcast rights, determined by the present value of future cash flows discounted at the Company’s current borrowing rate, was $24.4 million at June 30, 2018.

Legal Proceedings

In the ordinary course of business, Meredith is a defendant in or party to various legal claims, actions, and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration, or adjudication, and involve a variety of areas of law. Time, which is now a wholly-owned subsidiary, previously reported on, and the Company updates below, the following legal proceedings.

On October 26, 2010, the Canadian Minister of National Revenue denied the claims by Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) (TIR) for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency (CRA), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. Beginning in 2015, the collections department of the CRA requested payment of both assessments plus accrued interest or the posting of sufficient security. In each instance, TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection. Including interest accrued, the total of the reassessments claimed by the CRA for the years 2006 to 2010 was C$91 million as of November 30, 2015. On February 8, 2016, the Company filed an application for a remission order with the International Trade Policy Division of Finance Canada to seek relief from the assessments and the CRA’s collection efforts. The matter is currently subject to a proceeding in the Tax Court of Canada to resolve the issue of whether TIR or the publishers are entitled to the input tax credits. On March 31, 2017, the Company and the CRA jointly proposed a timetable for the completion of certain pre-trial steps related to this matter, which was approved by the Tax Court. In accordance with the timetable, on April 28, 2017, TIR filed an Amended Notice of Appeal of the assessments. In June 2017, the CRA filed a Reply to TIR's Amended Notice of Appeal and the Company filed an answer to the CRA reply in July 2017. The parties are currently engaged in discovery. The Company denies liability and intends to vigorously defend itself and pursue all defenses available to eliminate or mitigate liability.

In July 2017 and November 2017, Time received subpoenas from the Enforcement Division of the staff of the SEC requiring Time to provide documents relating to its accounting for goodwill and asset impairments, restructuring and severance costs, and its analysis and reporting of Time’s segments. The Company is cooperating with the SEC in the investigation. Management cannot at this time predict the eventual scope or outcome of this matter.

The Company establishes an accrued liability for specific matters, such as a legal claim, when the Company determines both that a loss is probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Due to the inherent difficulty of predicting the outcome of litigation, claims and other matters, the Company often cannot predict what the eventual outcome of a pending matter will be, or what the timing or results of the ultimate resolution of a matter will be. Accordingly, for the matters described above, the Company is unable to predict the outcome or reasonably estimate a range of possible loss.

10. Fair Value Measurements

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
observable; and

• Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The following table sets forth the carrying value and the estimated fair value of the Company’s financial instruments not measured at fair value on a recurring basis:

	June 30, 2018		June 30, 2017
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$29.7	$27.4	$31.7	$30.5
Long-term debt	3,135.6	3,179.8	698.2	700.7

The fair value of broadcast rights payable was determined using the present value of expected future cash flows discounted at the Company’s current borrowing rate with inputs included in Level 3. The fair value of total long-term debt is based on pricing from observable market information in a non-active market, therefore is included in
Level 2.

As of June 30, 2018, the Company had assets related to its qualified pension plans measured at fair value. The required disclosures regarding such assets are presented within Note 11. In addition, the Company has liabilities related to contingent consideration payables that are valued at estimated fair value as discussed in Note 2.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In millions)	June 30, 2018	June 30, 2017
Machinery and equipment
Corporate airplanes, held-for-sale	$—	$1.9
Other assets
Interest rate swaps	—	0.2
Accrued expenses and other liabilities
Contingent consideration	24.6	4.0
Interest rate swaps	—	0.6
Deferred compensation plans	8.4	0.3
Other noncurrent liabilities
Contingent consideration	0.8	30.2
Deferred compensation plans	21.0	2.1

The fair value of interest rate swaps was determined based on discounted cash flows derived using market observable inputs including swap curves that were included in Level 2. The fair value of deferred compensation plans is derived from quotes from observable market information, and thus represent Level 2 measurements. The fair values of the contingent consideration and corporate airplanes are based on significant inputs not observable in the market and thus represent Level 3 measurements.

At June 30, 2018, certain national media trademarks were partially impaired during fiscal 2018 and thus deemed to be measured at fair value on a non-recurring basis which totaled $33.0 million. Those trademarks were not considered to be measured at fair value as of June 30, 2017. The fair values of the trademarks are determined based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions used to determine the fair value include discount rates, estimated cash flows, royalty rates, and revenue growth rates. The discount rate used is based on several factors including market interest rates, a weighted average cost of capital analysis based on the target capital structure, and includes adjustments for market risk and Company specific risk. Estimated cash flows are based upon internally developed estimates and the revenue growth rates are based on industry knowledge and historical performance. For further discussion, refer to Note 5.

The following table represents the changes in the fair value of Level 3 contingent consideration, corporate airplanes, trademarks, investment in Next Issue Media, and lease guarantees for the years ended June 30, 2018 and 2017.

Years ended June 30,	2018	2017
(in millions)
Contingent consideration
Balance at beginning of year	$34.2	$56.6
Accrual on Time’s opening balance sheet [1]	1.1	—
Additions due to acquisitions	—	7.7
Payments [1]	(5.1)	(10.6)
Fair value adjustment of contingent consideration	(4.8)	(19.5)
Balance at end of year	$25.4	$34.2

Corporate airplanes held-for-sale
Balance at beginning of year	$1.9	$2.8
Fair value adjustment of corporate airplanes	—	(0.9)
Sale	(1.9)	—
Balance at end of year	$—	$1.9

Trademarks
Balance at beginning of year [2]	$55.7	$5.3
Impairment	(22.7)	(5.3)
Balance at end of year	$33.0	$—

Investment in Next Issue Media
Balance at beginning of year [3]	$11.0	$—
Additions due to investment and acquisition	3.3	—
Equity method investment losses	(3.6)	—
Impairment	(9.3)	—
Sale	(1.4)	—
Balance at end of year	$—	$—

Lease guarantee
Balance at beginning of year	$—	$—
Accrual on Time’s opening balance sheet	3.6	—
Issuance of new guarantees	9.2	—
Fair market value adjustment of lease guarantees	(0.4)	—
Foreign currency exchange impact	(0.5)	—
Balance at end of year	$11.9	$—

1 Of this amount, $0.5 million was classified in liabilities associated with assets held-for-sale on the opening balance sheet, and was subsequently paid in fiscal 2018.
[2] Book value of trademarks impaired during the year.
[3] Book value of investment impaired during the year.

The fair value adjustment of contingent consideration is the change in the estimated earn out payments based on projections of performance and the amortization of the present value discount. The fair value adjustment of contingent consideration is included in selling, general, and administrative line on the Consolidated Statements of Earnings.

In fiscal 2016, the Company committed to a plan to sell the Company’s two corporate airplanes. In conjunction with that plan, the Company classified the airplanes as held-for-sale and wrote the assets down to fair value. The airplanes were recorded at fair value until their sale in fiscal 2018.
The fair value adjustment of corporate airplanes and impairment of trademarks are included in the impairment of goodwill and other long-lived assets in the Consolidated Statement of Earnings. Next Issue Media was reported as a cost method investment as of June 30, 2017, and the impairment of this investment is recorded in non-operating expense, net in the Consolidated Statement of Earnings.

In the Acquisition, the Company assumed lease guarantees related to space leased by various former Time subsidiaries. The fair value of the lease guarantees was derived using a probability weighted present value of expected future payments using the with-and-without approach, for which the Company used unobservable inputs that are classified as Level 3 under the fair value hierarchy. The lease guarantee liabilities are being amortized into earnings on a straight-line basis over the lives of the respective leases, the longest of which extends through November 2030. The lease guarantees are not considered to be measured at fair value at June 30, 2018.

11. Pension and Postretirement Benefit Plans

Defined Contribution Plans

The Company sponsors defined contribution saving plans for most of its U.S. based employees. Eligible Company employees may participate in the Meredith Savings and Investment Plan. In connection with the Acquisition, certain employees still participate in the defined contribution savings plan that Time had in place for their employees in the U.S., the Time Inc. Savings Plan. The Company’s existing and assumed Time defined contribution plans allow eligible employees to contribute a percentage of their salary, commissions, and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code (Section 401(k)) and the Company makes matching contributions to each plan subject to the limits of the respective 401(k) Plans.

For the Meredith Savings and Investment Plan, the Company currently matches 100 percent of the first 4 percent and 50 percent of the next 1 percent of employee contributions. For the Time Inc. Savings Plan, the Company matches 100 percent of the first 4 percent and 50 percent of the next 2 percent of eligible compensation. In addition to the annual employer contribution made to the Time Inc. Savings Plan, following the plan year, the Company makes an employer match contribution of up to 5 percent of each participant’s compensation less any employer matching contribution made within the plan year to those participants who contributed up to 6 percent of their compensation for the plan year.

Both plans allow employees to choose among various investment options. The Meredith Savings and Investment Plan also includes an investment option in the Company’s common stock. Matching contributions are invested in the same manner as the participants’ pre-tax contributions. Company contribution expense under these plans totaled $19.6 million in fiscal 2018, $10.9 million in fiscal 2017, and $9.6 million in fiscal 2016.

In connection with the Acquisition, the Company assumed responsibility for sponsoring The Time Inc. Supplemental Savings Plan (Supplemental Plan). The Supplemental Plan permits eligible employees who participate in the Time Inc. Savings Plan and are limited in the amount they can contribute under Section 401(k) to defer a percentage of eligible compensation and receive a company matching deferral of up to 5 percent of eligible compensation. The matching contributions vest after two years of Company service pursuant to Section 409A of the Internal Revenue Code and limitations described in the Supplemental Plan.

The Company sponsors the Meredith Corporation Deferred Compensation Plan. In connection with the Acquisition, the Company assumed responsibility for sponsoring The Time Inc. Deferred Compensation Plan, which is a frozen plan (collectively the Deferred Compensation Plans). The Deferred Compensation Plans allow participants to defer certain bonuses and salaries. No actual monies are set aside in respect of the Deferred Compensation Plans and participants have no rights to Company assets in respect of plan liabilities in excess of general unsecured creditors.

The liabilities associated with the plans fluctuate with hypothetical yields of the underlying investments. Liabilities for the uncollateralized plans, were approximately $29.4 million at June 30, 2018, of which approximately $8.4 million was reflected in accrued compensation and benefits and approximately $21.0 million was reflected within other noncurrent liabilities on the Consolidated Balance Sheets.

Pension and Postretirement Plans

Meredith has U.S. noncontributory pension plans covering substantially all employees who were employed by Meredith prior to the Acquisition. In connection with the Acquisition, the Company assumed the obligations under Time’s various international pension plans including plans in the U.K., Netherlands, and Germany. These domestic and international plans include qualified (funded) plans as well as nonqualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas. The nonqualified plans provide retirement benefits only to certain highly compensated employees. The Company also sponsors defined healthcare and life insurance plans that provide benefits to eligible retirees.

Obligations and Funded Status
The following tables present changes in, and components of, the Company’s net assets/liabilities for pension and other postretirement benefits:

	Pension			Postretirement
	Domestic		Inter- national	Domestic
June 30,	2018	2017	2018	2018	2017
(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$170.9	$161.9	$—	$9.3	$9.7
Acquisitions [1]	—	—	836.6	—	—
Service cost	13.0	12.5	—	0.1	0.1
Interest cost	5.9	4.9	8.0	0.3	0.3
Participant contributions	—	—	—	0.8	0.8
Plan amendments	1.2	0.5	—	—	—
Net actuarial loss (gain)	2.4	3.6	(21.0)	(0.8)	(0.2)
Benefits paid (including lump sums)	(12.9)	(12.5)	(44.1)	(1.3)	(1.4)
Curtailments	(1.1)	—	—	—	—
Foreign currency exchange rate impact	—	—	(58.0)	—	—
Benefit obligation, end of year	$179.4	$170.9	$721.5	$8.4	$9.3

Change in plan assets
Fair value of plan assets, beginning of year	$139.2	$122.6	$—	$—	$—
Acquisitions [1]	—	—	867.7	—	—
Actual return on plan assets	12.0	18.5	(6.7)	—	—
Employer contributions	0.7	10.6	88.9	0.5	0.6
Participant contributions	—	—	—	0.8	0.8
Benefits paid (including lump sums)	(12.9)	(12.5)	(44.1)	(1.3)	(1.4)
Foreign currency exchange rate impact	—	—	(64.3)	—	—
Fair value of plan assets, end of year	$139.0	$139.2	$841.5	$—	$—

Over (under) funded status, end of year	$(40.4)	$(31.7)	$120.0	$(8.4)	$(9.3)

[1] The International pension plans were acquired with the acquisition of Time Inc. on January 31, 2018.

Benefits paid directly from Meredith assets are included both in employer contributions and benefits paid.

In connection with the sale of TIUK, the Company contributed £60.0 million to the IPC Media Pension Scheme (IPC Plan) defined benefit pension plan in the U.K. We retained the IPC Plan in the sale of TIUK.

The following amounts are recognized in the Consolidated Balance Sheets:

	Pension			Postretirement
	Domestic		International	Domestic
June 30,	2018	2017	2018	2018	2017
(In millions)
Other assets
Prepaid benefit cost	$16.9	$16.9	$137.4	$—	$—
Accrued expenses-compensation and benefits
Accrued benefit liability	(9.9)	(5.8)	(0.2)	(0.6)	(0.7)
Other noncurrent liabilities
Accrued benefit liability	(47.4)	(42.8)	(17.2)	(7.8)	(8.6)
Net amount recognized, end of year	$(40.4)	$(31.7)	$120.0	$(8.4)	$(9.3)

The accumulated benefit obligation for the domestic defined benefit pension plans was $164.7 million and $154.0 million at June 30, 2018 and 2017, respectively. The accumulated benefit obligation for the international defined benefit pension plans was $721.5 million at June 30, 2018.

The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Domestic		International
June 30,	2018	2017	2018
(In millions)
Projected benefit obligation	$57.3	$48.7	$28.4
Accumulated benefit obligation	51.6	42.6	28.4
Fair value of plan assets	0.1	0.1	11.0

Costs
The components of net periodic benefit costs recognized in the Consolidated Statements of Earnings were as follows:

	Pension				Postretirement
	Domestic			Inter- national	Domestic
Years ended June 30,	2018	2017	2016	2018	2018	2017	2016
(In millions)
Components of net periodic benefit costs
Service cost	$13.0	$12.5	$11.9	$—	$0.1	$0.1	$0.1
Interest cost	5.9	4.9	5.9	8.0	0.3	0.3	0.4
Expected return on plan assets	(10.5)	(9.2)	(11.0)	(17.9)	—	—	—
Prior service cost (credit) amortization	0.3	0.2	0.2	—	(0.4)	(0.4)	(0.4)
Actuarial loss (gain) amortization	2.0	3.6	0.6	—	(0.3)	(0.3)	(0.7)
Settlement charge	—	—	5.6	0.2	—	—	—
Net periodic benefit costs (credit)	$10.7	$12.0	$13.2	$(9.7)	$(0.3)	$(0.3)	$(0.6)

The amortization of amounts related to unrecognized prior service costs/credit and net actuarial gain/loss were reclassified out of other comprehensive income as components of net periodic benefit costs.

The pension settlement charge recorded in fiscal 2016 related to cash distributions paid by the pension plan during fiscal 2016 exceeding a prescribed threshold. This required that a portion of pension losses within accumulated other comprehensive loss be realized in the period that the related pension liabilities were settled.

Amounts recognized in the accumulated other comprehensive loss component of shareholders’ equity for Company-sponsored plans were as follows:

	Pension			Postretirement
	Domestic		International	Domestic
June 30,	2018	2017	2018	2018	2017
(In millions)
Unrecognized net actuarial losses (gains), net of taxes	$20.7	$18.5	$2.6	$(1.8)	$(1.2)
Unrecognized prior service cost (credit), net of taxes	1.5	0.7	—	—	(0.2)
Total	$22.2	$19.2	$2.6	$(1.8)	$(1.4)

During fiscal 2019, the Company expects to recognize as part of its net periodic benefit costs $1.9 million of net actuarial losses and $0.5 million of prior service costs for the pension plans, and $0.6 million of net actuarial gains and no prior service costs for the postretirement plan, net of taxes, in the accumulated other comprehensive loss component of shareholders’ equity at June 30, 2018.

Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Pension			Postretirement
	Domestic		International	Domestic
June 30,	2018	2017	2018	2018	2017
Weighted average assumptions
Discount rate	4.03%	3.41%	2.57%	4.10%	3.65%
Rate of compensation increase	3.50%	3.50%	n/a	3.50%	3.50%
n/a - Not applicable

Net periodic benefit costs were determined using the following weighted average assumptions:

	Pension				Postretirement
	Domestic			Inter- national	Domestic
Years ended June 30,	2018	2017	2016	2018	2018	2017	2016
Weighted average assumptions
Discount rate	3.41%	2.98%	3.75%	2.57%	3.65%	3.40%	4.20%
Expected return on plan assets	8.00%	8.00%	8.00%	4.87%	n/a	n/a	n/a
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
n/a - Not applicable

Plan trend rates are the annual rates of increase expected for medical benefits payable from the Plan. The assumed health care trend rates used to measure the expected cost of benefits were as follows:

	Postretirement
Assumed healthcare cost trend rates as of June 30,	2018	2017	2016
Rate of increase in health care cost levels
Initial level	6.50%	7.00%	7.00%
Ultimate level	5.00%	5.00%	5.00%
Years to ultimate level	4 years	5 years	6 years

Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets and a discount rate. In developing the expected long-term rate of return on plan assets, the Company considered long-term historical rates of return, plan asset allocations as well as the opinions and outlooks of investment professionals and consulting firms. Returns projected by such consultants and economists are based on broad equity and bond indices. The objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year. The Company reviews this long-term assumption on a periodic basis.

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

Assumed rates of increase in healthcare cost have a significant effect on the amounts reported for the healthcare plans. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
(In millions)
Effect on service and interest cost components for fiscal 2018	$—	$—
Effect on postretirement benefit obligation as of June 30, 2018	0.4	(0.3)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company’s pension plans are as follows:

	Domestic				International
	2018 Allocation		2017 Allocation		2018 Allocation
June 30,	Target	Actual	Target	Actual	Target	Actual
Equity securities	70%	70%	70%	71%	32%	18%
Fixed-income securities	30%	30%	30%	29%	17%	29%
Other securities [1]	—%	—%	—%	—%	51%	53%
Total	100%	100%	100%	100%	100%	100%

[1] Other primarily includes pooled investment funds.

Meredith’s investment policy for domestic plans seeks to maximize investment returns while balancing the Company’s tolerance for risk. The plan fiduciaries oversee the investment allocation process. This includes selecting investment managers, setting long-term strategic targets, and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range, or elect to rebalance the portfolio within the targeted range. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks and between growth and value stocks and small and large capitalizations. The primary investment strategy currently employed is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position. This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed-income) as funding levels improve. The reverse effect occurs when funding levels decrease.

The trustees of the IPC Plan have delegated the day-to-day investment decisions of the IPC Plan to a large international fiduciary manager—and utilize an investment manager to monitor investment performance and the reporting of the fiduciary manager. The investment objective of the IPC Plan is to invest the assets prudently with the intention that the benefits promised to the members are provided. Funding level based de-risking triggers have been established such that the investment strategy evolves as the funding level moves along an agreed glide path. As the funding level improves, the investment strategy will de-risk. Each trigger level specifies a minimum interest rate and hedge rate ratio and a maximum allocation to growth assets—which target a diversified portfolio using specialist managers and asset classes.

Equity securities did not include any Meredith Corporation common or class B stock at June 30, 2018 or 2017.

Fair value measurements for domestic pension plan assets were as follows:

June 30, 2018	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Investments in registered investment companies
Equity	$97.0	$74.0	$23.0	$—
Fixed Income	40.4	—	40.4	—
Pooled separate accounts	1.6	—	1.6	—
Total assets at fair value	$139.0	$74.0	$65.0	$—

June 30, 2017
Investments in registered investment companies
Equity	$98.2	$76.8	$21.4	$—
Fixed Income	40.7	—	40.7	—
Pooled separate accounts	0.3	—	0.3	—
Total assets at fair value	$139.2	$76.8	$62.4	$—

Fair value measurements for international pension plan assets, which were acquired in the Time acquisition, were as follows:

June 30, 2018	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In millions)
Cash and cash equivalents	$17.6	$5.2	$12.4	$—
Pooled investments
Equity	155.1	—	155.1	—
Fixed Income	242.0	—	242.0	—
Other	415.8	—	415.8	—
Guaranteed investment contract	11.0	—	11.0	—
Total assets at fair value	$841.5	$5.2	$836.3	$—

The international pension plans hold investments in liability matching funds whose objective is to provide leveraged returns equal to that of the liabilities. In order to do so, these funds invest in the respective UK Treasury Gilt bonds, Gilt Total Return Swaps, Repurchase Transactions, and cash or money markets to provide liquidity to meet payment obligations or post as collateral in the derivative transactions they enter into. These liability matching funds are included in Other, in the fair value level table above.

The Company primarily utilizes the market approach for determining recurring fair value. The fair value of the guaranteed investment contract has been determined based on the higher of the surrender value of the contract or the present value of the underlying bonds based on a discounted cash flow model. Refer to Note 10 for a discussion of the three levels in the hierarchy of fair values.

Cash Flows
Although the Company does not have a minimum funding requirement for the pension plans in fiscal 2019, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2019 to the domestic plan. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. Meredith expects to contribute $0.6 million to its postretirement plan in fiscal 2019.

Monthly contributions of £0.9 million are required to be made to the IPC Plan. In the event that on November 25, 2021, the IPC Plan has a funding deficit valuing its liabilities with a gilts plus 50 basis point (bps) discount rate, the Company, as the sponsor of the IPC Plan, will make a contribution equal to that funding deficit. In the event that on November 25, 2025, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2026, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to 50 percent of that funding deficit. In the event that on November 25, 2027, the IPC Plan has a funding deficit valuing its liabilities with a gilts flat discount rate, the Company will make a contribution equal to that funding deficit. Contributions shall cease to be payable from the date that the IPC Plan is confirmed to be fully funded.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Years ending June 30,	Pension Benefits		Postretirement Benefits
(In millions)	Domestic	International	Domestic
2019	$29.8	$13.3	$0.6
2020	31.6	14.4	0.7
2021	22.9	16.3	0.7
2022	15.9	17.9	0.6
2023	16.4	18.3	0.6
2024-2028	87.6	110.9	2.7

Other
The Company maintains collateral assignment split-dollar life insurance arrangements on certain key officers and retirees. The net periodic pension cost for fiscal 2018, 2017, and 2016 was $0.6 million, $0.5 million, and $0.4 million, respectively, and the accrued liability at June 30, 2018 and 2017, was $3.1 million and $4.3 million, respectively.

12. Share-based Compensation

Meredith has a shareholder-approved stock incentive plan. More detailed descriptions of these plans follow. Compensation expense recognized for these plans was $30.4 million in fiscal 2018, $12.8 million in fiscal 2017, and $12.8 million in fiscal 2016. The total income tax benefit recognized in earnings was $6.9 million in fiscal 2018, $4.8 million in fiscal 2017, and $4.6 million in fiscal 2016.

Stock Incentive Plan

Meredith has a stock incentive plan that permits the Company to issue stock options, restricted stock, stock equivalent units, restricted stock units, and performance shares to key employees and directors of the Company. Approximately 8.0 million shares remained available for future awards under the plan as of June 30, 2018. Forfeited awards, shares deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises and the vesting of restricted shares and restricted stock units increase shares available for future awards. The plan is designed to provide an incentive to contribute to the achievement of long-range corporate goals; provide flexibility in motivating, attracting, and retaining employees; and to align more closely the employees’ interests with those of shareholders.

The Company has awarded restricted stock and restricted stock units to eligible key employees and to non-employee directors under the plan. In addition, certain awards are granted based on specified levels of Company stock ownership. All awards have restriction periods tied primarily to employment and/or service. The awards granted to employees generally vest over three or five years and the awards granted to directors vest one-third each year during the three-year period from date of grant. The grant date of awards is the date the Compensation Committee of the Board of Directors approves the granting of the awards. The awards are recorded at the market value of traded shares on the date of the grant as unearned compensation. The initial values of the grants are amortized over the vesting periods.

The Company’s restricted stock activity during the year ended June 30, 2018, was as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Shares in thousands and Aggregate Intrinsic Value in millions)
Nonvested at June 30, 2017	38.4	$41.85
Granted	8.5	52.00
Vested	(26.3)	39.57
Nonvested at June 30, 2018	20.6	48.94	$1.0

As of June 30, 2018, there was no unearned compensation cost related to restricted stock granted under the plan. The weighted average grant date fair value of restricted stock granted during the years ended June 30, 2018, 2017, and 2016 was $52.00, $47.65, and $47.01, respectively. The total fair value of shares vested during the years ended June 30, 2018, 2017, and 2016, was $1.5 million, $7.9 million, and $8.5 million, respectively.

The Company’s restricted stock unit activity during the year ended June 30, 2018, was as follows:

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
(Units in thousands and Aggregate Intrinsic Value in millions)
Nonvested at June 30, 2017	431.1	$47.80
Granted [1]	555.6	47.26
Vested	(370.7)	43.47
Forfeited	(50.3)	51.43
Nonvested at June 30, 2018	565.7	49.78	$28.9
[1] Includes restricted stock units previously granted under the Time incentive plan and converted into 409 restricted stock units upon acquisition.

As of June 30, 2018, there was $9.7 million of unearned compensation cost related to restricted stock units granted under the plan. That cost is expected to be recognized over a weighted average period of 2.0 years. The weighted average grant date fair value of restricted stock units granted during the years ended June 30, 2018, 2017, and 2016 was $47.26, $52.97, and $44.44, respectively. The total fair value of shares vested during the years ended June 30, 2018, 2017, and 2016 was $20.4 million, $0.2 million, and $0.1 million, respectively.

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

The following table summarizes the activity for stock equivalent units during the year ended June 30, 2018:

Stock Equivalent Units	Units	Weighted Average Issue Date Fair Value	Aggregate Intrinsic Value
(Units in thousands and Aggregate Intrinsic Value in millions)
Balance at June 30, 2017	296.1	$37.81
Additions	26.1	50.97
Converted to common stock	(3.1)	35.16
Balance at June 30, 2018	319.1	38.92	$3.9

The total intrinsic value of stock equivalent units converted to common stock was $0.1 million in fiscal 2018, $0.2 million in fiscal 2017, and $0.1 million for fiscal year 2016.

Meredith has granted nonqualified stock options to certain employees and directors under the plan. The grant date of options issued is the date the Compensation Committee of the Board of Directors approves the granting of the options or a date thereafter as specified by the Committee. The exercise price of options granted is set at the fair value of the Company’s common stock on the grant date. All options granted under the plan expire at the end of 10 years. Options granted to employees vest three years from the date of grant and options granted to directors vest one-third each year during the three-year period from date of grant.

A summary of stock option activity and weighted average exercise prices follows:

Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Options in thousands and Aggregate Intrinsic Value in millions)
Outstanding July 1, 2017	1,836.7	$44.34
Granted [1]	1,237.8	55.89
Exercised	(485.5)	39.36
Forfeited	(167.8)	54.18
Outstanding June 30, 2018	2,421.2	50.56	7.7	$7.6
Exercisable June 30, 2018	714.1	$43.63	5.7	$5.7
[1] Includes options previously granted under the Time incentive plan and converted into 374 options upon acquisition.

The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model. The expected volatility was based on historical volatility of the Company’s common stock, Meredith’s new capital structure (for options granted on or subsequent to January 31, 2018), and other factors. The expected life of options granted incorporates historical employee exercise and termination behavior. Different expected lives are used for separate groups of employees who have similar historical exercise patterns. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summarizes the assumptions used in determining the fair value of options granted:

Years ended June 30,	2018	2017	2016
Risk-free interest rate	1.8-2.6%	1.3-2.1%	1.8-2.0%
Expected dividend yield	4%	4%	4%
Expected option life	4.9-7 yrs	7 yrs	7 yrs
Expected stock price volatility	28-36%	29%	36%

The weighted average grant date fair value of options granted during the years ended June 30, 2018, 2017, and 2016, was $13.58, $9.35, and $10.80, respectively. The total intrinsic value of options exercised during the years ended June 30, 2018, 2017, and 2016 was $10.9 million, $15.2 million, and $8.0 million, respectively. As of June 30, 2018, there was $7.7 million in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 2.0 years.

Cash received from option exercises under all share-based payment plans for the years ended June 30, 2018, 2017, and 2016 was $19.1 million, $37.9 million, and $18.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.7 million, $5.9 million, and $3.0 million, respectively, for the years ended June 30, 2018, 2017, and 2016.

Employee Stock Purchase Plan

As of January 1, 2016, the ESPP was suspended indefinitely. The ESPP allowed employees to purchase shares of Meredith common stock through payroll deductions at the lesser of 85 percent of the fair market value of the stock on either the first or last trading day of an offering period. The ESPP had quarterly offering periods. One million five hundred thousand common shares were authorized and approximately 0.2 million shares remained available for issuance under the ESPP. Compensation cost for the ESPP was based on the present value of the cash discount and the fair value of the call option component as of the grant date using the Black-Scholes option-pricing model. The term of the option was 3 months, the term of the offering period, and the expected stock price volatility was 36 percent in fiscal 2016. In fiscal 2016 the Company issued 45,000 ESPP shares that had an average market price of $42.91, an average purchase price of $35.94, and an average fair value of $6.77.

13. Redeemable Series A Preferred Stock

Effective January 30, 2018, out of the total authorized 5,000,000 shares of preferred stock, par value $1.00 per share, the Company designated a series of 2,500,000 shares which was issued in and constitute a single series known as “Series A Preferred Stock” with each share having an initial stated value of $1,000 per share (the Series A preferred stock).

On January 31, 2018, in exchange for a preferred equity investment of $650.0 million, Meredith issued 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock as well as detachable warrants to purchase up to 1,625,000 shares of Meredith’s common stock with an exercise price of $1.00 per share and options to purchase up to 875,000 shares of Meredith’s common stock with an exercise price of $70.50 per share.

The Company has classified the Series A preferred stock as temporary equity in the Consolidated Balance Sheets. The Company allocated the net proceeds of $631.0 million ($650.0 million aggregate gross proceeds received less $19.0 million in transaction costs) based on the relative aggregate fair values on the date of issuance as follows: $103.1 million to the warrants, $12.5 million to the options, and $515.4 million to the Series A preferred stock. The discount on the Series A preferred stock is being accreted using the effective interest method to retained earnings as a deemed dividend from the date of issuance through the seventh anniversary of the issuance date (i.e., the date the Series A preferred stock becomes convertible).

The Series A preferred stock is non-callable during the first three years after issuance provided that Meredith may, at its option, subject to the terms of the preferred stock, redeem all or any portion of the Series A preferred stock in cash during such three-year period, if Meredith declares as a dividend and pays a redemption premium in cash an amount equal to 6 percent of the Accrued Stated Value of the Series A preferred stock as of the redemption date plus an amount, if any, equal to dividends to the third year present valued at a discount rate based on U.S. Treasury notes with a maturity closest to the date that is three years after the issuance date, plus 50 basis points. The Accrued Stated Value is an amount equal to: (i) the Stated Value ($1,000 multiplied by the number of shares of Series A preferred stock outstanding); plus (ii) any accrued and unpaid dividends thereof (including any accumulated dividends).

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

The Series A preferred stock accrues an annual dividend at either (a) to the extent paid in cash, an amount equal to the Cash Dividend Annual Rate (as set forth in the table below), multiplied by the Stated Value (equal to the number of shares of Series A preferred stock outstanding multiplied by $1,000) or (b) if dividends are not declared and paid in cash, the Company will deliver additional shares of Series A preferred stock, in kind, by issuing a number of shares equal to (i) the Accrued Dividend Annual Rate (as set forth in the table below), multiplied by the Stated Value for all outstanding shares of Series A preferred stock, divided by (ii) $1,000.

Year	Cash Dividend Annual Rate	Accrued Dividend Annual Rate
Years 1 through 3	8.5%	9%
Year 4	LIBOR plus 850 bps	LIBOR plus 900 bps
Year 5	LIBOR plus 950 bps	LIBOR plus 1000 bps
Year 6 through redemption	LIBOR plus 1050 bps	LIBOR plus 1100 bps

The Series A preferred stock ranks senior to any other class or series of equity, including Meredith’s common stock and class B stock, with respect to dividend rights and rights upon liquidation. Dividends with respect to any quarter may only be paid all in cash or all in additional shares of Series A preferred stock, and may not be paid in a combination of cash and shares of Series A preferred stock. All Series A preferred stock dividends (regardless of whether paid in additional shares of Series A preferred stock or cash) are prior to and in preference over any dividend on any common stock or class B stock and will be declared and fully paid before any dividends are declared and paid, or any other distributions or redemptions are made, on any common stock or class B stock.

14. Common Stock

The Company has two classes of common stock outstanding: common and class B. Each class receives equal dividends per share. Class B stock, which has 10 votes per share, is not transferable as class B stock except to family members of the holder or certain other related entities. At any time, class B stock is convertible, share for share, into common stock with one vote per share. Class B stock transferred to persons or entities not entitled to receive it as class B stock will automatically be converted and issued as common stock to the transferee. The principal market for trading the Company’s common stock is the New York Stock Exchange (trading symbol MDP). No separate public trading market exists for the Company’s class B stock.

From time to time, the Company’s Board of Directors has authorized the repurchase of shares of the Company’s common stock and class B stock. In May 2014, the Board approved the repurchase of $100.0 million of shares. As of June 30, 2018, $56.1 million remained available under the current authorizations for future repurchases.

Repurchases of the Company’s common and class B stock are as follows:

Years ended June 30,	2018	2017	2016
(In millions)
Number of shares	0.5	0.9	0.7
Cost at market value	$31.1	$53.3	$31.1

Shares deemed to be delivered to the Company on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by the Board. Shares tendered for the exercise price of stock options were 0.3 million shares at a cost of $19.1 million in fiscal 2018, 0.6 million shares at a cost of $37.5 million in fiscal 2017, and 0.4 million shares at a cost of $18.0 million in fiscal 2016.

15. Earnings Per Common Share

The calculation of basic earnings per share for each period is based on the weighted average number of common and class B shares outstanding during the period. The calculation of diluted earnings per share for each period is based on the weighted average number of common and class B shares outstanding during the period plus the effect, if any, of dilutive common stock equivalent shares.

The following table presents the calculations of earnings per share:

Years ended June 30,	2018	2017	2016
(In millions except per share data)
Net earnings	$99.4	$188.9	$33.9
Participating warrant dividend	(1.8)	—	—
Preferred stock dividend	(22.9)	—	—
Accretion of Series A preferred stock	(7.2)	—	—
Other securities dividends	(1.1)	—	—
Basic earnings attributable to common shareholders	$66.4	$188.9	$33.9

Basic weighted-average common shares outstanding	44.9	44.6	44.6
Basic earnings per share	$1.48	$4.23	$0.76

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

Years ended June 30,	2018	2017	2016
(In millions except per share data)
Basic weighted-average common shares outstanding	44.9	44.6	44.6
Dilutive effect of stock options and equivalents	0.3	0.8	0.8
Diluted weighted-average shares outstanding	45.2	45.4	45.4

Diluted earnings attributable to common shareholders	$66.4	$188.9	$33.9
Diluted earnings per share	1.47	4.16	0.75

For the year ended June 30, 2018, 0.7 million convertible preferred shares, 0.7 million warrants, 0.3 million common stock equivalents, and 0.2 million shares of restricted stock were not included in the computation of dilutive loss per share. These securities have an antidilutive effect on the earnings per share calculation (the diluted earnings per share becoming higher than basic earnings per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per share for the year ended June 30, 2018.

In addition, antidilutive options excluded from the above calculations totaled 0.8 million options for the year ended June 30, 2018 ($62.71 weighted average exercise price), 0.3 million options for the year ended June 30, 2017 ($54.28 weighted average exercise price), and 1.3 million options for the year ended June 30, 2016 ($49.02 weighted average exercise price).

In the years ended June 30, 2018, 2017 and 2016, options were exercised to purchase 0.5 million, 0.9 million, and 0.5 million common shares, respectively.

16. Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) includes net earnings as well as items of other comprehensive income (loss).

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive loss balances:

	Minimum Pension/Post Retirement Liability Adjustments	Foreign Currency Translation	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
(In millions)
Balance at June 30, 2015	$(11.3)	$—	$(1.3)	$(12.6)
Current-year adjustments, pre-tax	(20.8)	—	(5.0)	(25.8)
Tax benefit	8.0	—	1.9	9.9
Other comprehensive loss	(12.8)	—	(3.1)	(15.9)
Balance at June 30, 2016	(24.1)	—	(4.4)	(28.5)
Current-year adjustments, pre-tax	8.6	—	6.8	15.4
Tax expense	(3.3)	—	(2.6)	(5.9)
Other comprehensive income	5.3	—	4.2	9.5
Balance at June 30, 2017	(18.8)	—	(0.2)	(19.0)
Current-year adjustments, pre-tax	(0.5)	(12.9)	0.4	(13.0)
Tax expense	(0.3)	—	(0.4)	(0.7)
Other comprehensive loss	(0.8)	(12.9)	—	(13.7)
Reclassification to retained earnings [1]	(4.2)	—	0.2	(4.0)
Balance at June 30, 2018	$(23.8)	$(12.9)	$—	$(36.7)
[1] Reclassification relates to the one-time adjustment for the adoption of ASU 2018-02.

17. Financial Information about Industry Segments

Meredith is a diversified media company focused primarily on service journalism. On the basis of products and services, the Company has established two reportable segments: national media and local media. The national media segment focuses on the distribution of our nationally recognized brands through magazine publishing, digital and mobile media, brand licensing, database-related activities, and other related operations. The local media segment consists primarily of the operations of network-affiliated television stations. Virtually all of the Company’s revenues are generated in the U.S. and substantially all of the assets reside within the U.S. Intersegment transactions are eliminated.

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

Significant non-cash items included in segment operating expenses other than depreciation and amortization of fixed and intangible assets include impairments of national media trademarks and goodwill and the amortization of broadcast rights in the local media segment. Impairments of national media trademarks and goodwill were $22.7 million in fiscal 2018, $5.3 million in fiscal 2017, and $155.8 million in fiscal 2016. Broadcast rights amortization totaled $19.2 million in fiscal 2018, $17.6 million in fiscal 2017, and $16.7 million in fiscal 2016.

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

The following table presents financial information by segment:

Years ended June 30,	2018	2017	2016
(In millions)
Revenues
National media	$1,555.8	$1,083.2	$1,101.2
Local media	693.1	630.1	548.4
Total revenues, gross	2,248.9	1,713.3	1,649.6
Intersegment revenue elimination	(1.5)	—	—
Total revenue	$2,247.4	$1,713.3	$1,649.6

Segment profit (loss)
National media	$97.5	$146.5	$(17.7)
Local media	189.1	214.9	158.5
Unallocated corporate	(187.6)	(52.3)	(10.2)
Income from operations	99.0	309.1	130.6
Non-operating expenses, net	(11.7)	—	—
Interest expense, net	(96.9)	(18.8)	(20.4)
Earnings (loss) from continuing operations before income taxes	$(9.6)	$290.3	$110.2

Depreciation and amortization
National media	$92.9	$17.5	$18.7
Local media	33.2	34.8	38.3
Unallocated corporate	2.9	1.5	2.1
Total depreciation and amortization	$129.0	$53.8	$59.1

Assets
National media	$5,158.3	$1,487.1	$1,478.2
Local media	1,204.6	1,124.9	1,054.4
Unallocated corporate	364.3	117.7	94.2
Total assets	$6,727.2	$2,729.7	$2,626.8

Capital expenditures
National media	$11.0	$4.5	$4.7
Local media	22.1	12.2	17.3
Unallocated corporate	21.2	18.1	3.0
Total capital expenditures	$54.3	$34.8	$25.0

18. Selected Quarterly Financial Data (unaudited)

Year ended June 30, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In millions except per share data)
Revenues
National media	$239.0	$247.5	$479.3	$590.0	$1,555.8
Local media	153.8	170.2	170.2	198.9	693.1
Intersegment elimination	—	—	(0.7)	(0.8)	(1.5)
Total revenues	$392.8	$417.7	$648.8	$788.1	$2,247.4
Operating profit
National media	$28.3	$12.2	$9.0	$48.0	$97.5
Local media	40.9	50.5	38.9	58.8	189.1
Unallocated corporate	(12.4)	(25.4)	(116.0)	(33.8)	(187.6)
Income (loss) from operations	$56.8	$37.3	$(68.1)	$73.0	$99.0

Earnings (loss) from continuing operations	$33.4	$159.3	$(95.4)	$16.7	$114.0
Discontinued operations	—	—	(14.7)	0.1	(14.6)
Net earnings (loss)	$33.4	$159.3	$(110.1)	$16.8	$99.4

Basic earnings per share attributable to common shareholders
Earnings (loss) from continuing operations	$0.75	$3.55	$(2.41)	$(0.06)	$1.80
Net earnings (loss)	0.75	3.55	(2.74)	(0.06)	1.48

Diluted earnings per share attributable to common shareholders
Earnings (loss) from continuing operations	0.73	3.49	(2.41)	(0.06)	1.79
Net earnings (loss)	0.73	3.49	(2.74)	(0.06)	1.47

Dividends per share	0.520	0.520	0.545	0.545	2.130

In the second quarter of fiscal 2018, the Company recorded an impairment of a trademark of $19.8 million, transaction expenses associated with the Acquisition of $12.1 million, and a $3.1 million pre-tax restructuring charge.

In the third quarter of fiscal 2018, the Company recorded $153.0 million in costs related to acquisition, disposition, and restructuring related costs associated with the Acquisition, and a $12.9 million loss on an equity method investment. In addition, the quarter’s results include two-months of contribution from the acquired Time properties.

The fourth quarter was the first full quarter in which the acquired Time properties’ operations were included in the results. The Company recorded an additional $31.1 million in acquisition, disposition, and restructuring related costs, and a $2.9 million impairment of a trademark. These charges were partially offset by a gain on the sale of MXM of $11.5 million.

As a result of changes in shares outstanding during the year as well as the issuance of Series A preferred stock on January 31, 2018, the sum of the four quarters’ earnings per share may not necessarily equal the earnings per share for the year. See Note 13 for additional information on the Series A preferred stock and Note 15 for detail on the calculation of earnings per share.

Year ended June 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In millions except per share data)
Revenues
National media	$247.3	$259.4	$283.3	$293.2	$1,083.2
Local media	152.6	183.2	142.1	152.2	630.1
Total revenues	$399.9	$442.6	$425.4	$445.4	$1,713.3
Operating profit
National media	$24.1	$46.8	$41.3	$34.3	$146.5
Local media	50.6	76.8	41.2	46.3	214.9
Unallocated corporate	(13.9)	(13.8)	(12.5)	(12.1)	(52.3)
Income from operations	$60.8	$109.8	$70.0	$68.5	$309.1

Earnings from continuing operations	$34.0	$71.8	$39.8	$43.3	$188.9
Discontinued operations	—	—	—	—	—
Net earnings	$34.0	$71.8	$39.8	$43.3	$188.9

Basic earnings per share attributable to common shareholders
Earnings from continuing operations	$0.76	$1.61	$0.89	$0.97	$4.23
Net earnings	0.76	1.61	0.89	0.97	4.23

Diluted earnings per share attributable to common shareholders
Earnings from continuing operations	0.75	1.58	0.87	0.95	4.16
Net earnings	0.75	1.58	0.87	0.95	4.16

Dividends per share	0.495	0.495	0.520	0.520	2.030

In the second quarter of fiscal 2017, the Company recorded a reduction in contingent consideration payable of $19.6 million, a pre-tax restructuring charge of $8.1 million, and $1.7 million for the write-down of an investment.

In the third quarter of fiscal 2017, the Company recorded a reduction in contingent consideration payable of $1.1 million.

In the fourth quarter of fiscal 2017, the Company recorded a non-cash impairment charge of $5.3 million to fully impair the Mywedding trademark, a pre-tax restructuring charge of $4.3 million, the write-down of an investment of $1.9 million, and the reversal of excess restructuring reserves accrued in prior fiscal years of $1.8 million.

As a result of changes in shares outstanding during the year, the sum of the four quarters’ earnings per share may not necessarily equal the earnings per share for the year.

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Acquired	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In millions)
Fiscal year ended June 30, 2018
Reserve for doubtful accounts	$6.5	$—	$12.5	$—	$(6.8)	$12.2
Reserve for returns	1.5	—	3.1	—	(2.4)	2.2
Income tax valuation allowance	—	21.4	—	—	(0.3)	21.1
Total	$8.0	$21.4	$15.6	$—	$(9.5)	$35.5
Fiscal year ended June 30, 2017
Reserve for doubtful accounts	$7.0	$—	$4.5	$—	$(5.0)	$6.5
Reserve for returns	1.3	—	4.0	—	(3.8)	1.5
Total	$8.3	$—	$8.5	$—	$(8.8)	$8.0
Fiscal year ended June 30, 2016
Reserve for doubtful accounts	$6.5	$—	$4.8	$—	$(4.3)	$7.0
Reserve for returns	2.0	—	3.8	—	(4.5)	1.3
Total	$8.5	$—	$8.6	$—	$(8.8)	$8.3

Meredith Corporation and Subsidiaries
FIVE-YEAR FINANCIAL HISTORY WITH SELECTED FINANCIAL DATA

Years ended June 30,	2018	2017	2016	2015	2014
(In millions except per share data)
Results of operations
Revenues	$2,247.4	$1,713.3	$1,649.6	$1,594.2	$1,468.7
Costs and expenses	1,823.3	1,333.9	1,334.8	1,276.8	1,204.9
Acquisition, disposition, and restructuring related activities	173.4	10.3	(36.4)	17.5	17.4
Depreciation and amortization	129.0	53.8	59.1	56.5	48.7
Impairment of goodwill and other long-lived assets	22.7	6.2	161.5	1.3	11.2
Income from operations	99.0	309.1	130.6	242.1	186.5
Non-operating expenses, net	(11.7)	—	—	—	—
Net interest expense	(96.9)	(18.8)	(20.4)	(19.3)	(12.2)
Income taxes	123.6	(101.4)	(76.3)	(86.0)	(60.8)
Earnings from continuing operations	114.0	188.9	33.9	136.8	113.5
Discontinued operations	(14.6)	—	—	—	—
Net earnings	$99.4	$188.9	$33.9	$136.8	$113.5

Basic earnings per share information
Earnings from continuing operations	$1.80	$4.23	$0.76	$3.07	$2.54
Discontinued operations	(0.32)	—	—	—	—
Net earnings	$1.48	$4.23	$0.76	$3.07	$2.54

Diluted earnings per share information
Earnings from continuing operations	$1.79	$4.16	$0.75	$3.02	$2.50
Discontinued operations	(0.32)	—	—	—	—
Net earnings	$1.47	$4.16	$0.75	$3.02	$2.50
Average diluted shares outstanding	45.2	45.5	45.4	45.3	45.4

Other per share information
Dividends	$2.130	$2.030	$1.905	$1.780	$1.680
Stock price-high	72.25	66.25	53.11	57.22	53.84
Stock price-low	47.30	43.85	35.03	41.95	40.11
Financial position at June 30,
Current assets	$1,979.1	$505.4	$481.2	$482.5	$493.1
Working capital	788.8	45.7	3.3	(48.5)	10.0
Total assets	6,727.2	2,729.7	2,626.8	2,843.3	2,543.8
Long-term obligations (including current portion)	3,165.3	729.9	703.6	802.8	723.8
Redeemable, convertible Series A preferred stock	522.6	—	—	—	—
Shareholders’ equity	1,097.5	996.0	889.0	951.9	891.7
Number of employees at June 30,	7,924	3,653	3,790	3,878	3,639

This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8-Financial Statements and Supplementary Data of this Form 10-K. Over the last five fiscal years, we have acquired a number of companies, the most significant of which was the acquisition of Time on January 31, 2018. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition. Long-term obligations include broadcast rights payable and Company debt associated with continuing operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the Exchange Act)) as of June 30, 2018. On the basis of this evaluation, Meredith’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to Meredith’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On January 31, 2018, the Company completed its acquisition of Time. Management is in the process of evaluating Time’s existing controls and procedures, and integrating Time into the Company’s internal control over financial reporting. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, management has excluded Time from its assessment of the effectiveness of internal control over financial reporting as of June 30, 2018. Time represents 59 percent of the Company’s total assets as of June 30, 2018 and 28 percent of revenue for the year ended June 30, 2018.

On the basis of the evaluation performed, management concluded that internal control over financial reporting was effective as of June 30, 2018.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 54.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 14, 2018, under the captions “Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and in Part I of this Form 10-K beginning on page 11 under the caption “Executive Officers of the Company” and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics and a Code of Ethics for CEO and Senior Financial Officers. These codes are applicable to the Chief Executive Officer, Chief Financial Officer, Controller, and any persons performing similar functions. The Company’s Code of Business Conduct and Ethics and the Company’s Code of Ethics for CEO and Senior Financial Officers are available free of charge on the Company’s corporate website at meredith.com. Copies of the codes are also available free of charge upon written request to the Secretary of the Company. The Company will post any amendments to the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers, as well as any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission or the New York Stock Exchange on the Company’s corporate website.

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 14, 2018, under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 14, 2018, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 14, 2018, under the captions “Related Person Transaction Policy and Procedures” and “Corporate Governance - Director Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on November 14, 2018, under the caption “Audit Committee Disclosure” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index on page 51 (Item 8).

(a)	Financial Statements, Financial Statement Schedule, and Exhibits

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2018 and 2017
Consolidated Statements of Earnings for the Years Ended June 30, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2018, 2017, and 2016
Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the Years Ended June 30, 2018, 2017, and 2016
Notes to Consolidated Financial Statements
Five-Year Financial History with Selected Financial Data

	2.	Financial Statement Schedule for the years ended June 30, 2018, 2017, and 2016

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

Certain of the exhibits to this Form 10-K are incorporated herein by reference, as specified:
(See Index to Attached Exhibits on page E-1 of this Form 10-K.)

2.1
Agreement and Plan of Merger, dated as of November 26, 2017, by and among Meredith Corporation, Gotham Merger Sub, Inc. and Time Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 27, 2017.

2.2
Separation and Distribution Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc., incorporated herein by reference to Exhibit 2.1 to Time Inc.’s Current Report on Form 8-K filed on June 5, 2014. #

		3.1	The Company's Restated Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003.

3.2
Articles of Amendment to the Restated Articles of Incorporation of Meredith Corporation, including the Statement of Designation of Series A Preferred Stock of Meredith Corporation attached as Appendix I is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 31, 2018.

3.3	The Restated Bylaws, as amended, are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.

4.1
Indenture, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, and U.S. Bank National Association, as Trustee is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2018.

4.2	Form of Note (included in Exhibit 4.1)

4.3
First Supplemental Indenture, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 31, 2018.

4.4
Sale and Purchase Agreement dated as of October 30, 2015 among the Time Inc, Time Inc. (UK) Blue Fin Holdings Limited, and Blue Fin UK Limited is incorporated herein by reference to Exhibit 4.1 to Time Inc.’s Current Report on Form 8-K filed October 30, 2015.

10.1
Indemnification Agreement in the form entered into between the Company and its officers and directors is incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988. *

10.2
Meredith Corporation Deferred Compensation Plan, dated as of November 8, 1993, is incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1993. *

10.3	Meredith Corporation Employee Stock Purchase Plan of 2002, as amended, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 13, 2012. *

10.4
Amended and Restated Replacement Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. *

10.5
Amended and Restated Supplemental Benefit Plan effective January 1, 2001, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. *

10.6	Meredith Corporation 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. *

10.7
Form of Nonqualified Stock Option Award Agreement between Meredith Corporation and the named employee for the 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004. *

10.8
Form of Continuing Nonqualified Stock Option Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011. *

10.9
Employment Agreement dated January 20, 2006, and re-executed August 24, 2009, between Meredith Corporation and Stephen M. Lacy is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. First amendment to the aforementioned agreement is incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed November 10, 2009. *

10.10
Employment Agreement dated August 10, 2016, between Meredith Corporation and Thomas H. Harty is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2016. *

10.11
Employment Agreement dated August 10, 2016, between Meredith Corporation and Jonathan B. Werther is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2016. *

10.12
Employment Agreement dated August 14, 2008, and re-executed August 24, 2009, between Meredith Corporation and John S. Zieser is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. *

10.13
Employment Agreement dated June 1, 2015, between Meredith Corporation and Joseph H. Ceryanec is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 5, 2015. *

10.14	Employment Agreement dated May 9, 2018 and effective July 1, 2018, between Meredith Corporation and Patrick McCreery. *

10.15
Amended and Restated Severance Agreement in the form entered into between the Company and its executive officers is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2016. *

10.16	Meredith Corporation 2014 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2014. *

10.17
Form of the Nonqualified Stock Option Award Agreement for Employees for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.18
Form of the Nonqualified Stock Option Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.19
Form of the Restricted Stock Award Agreement for Employees for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.20
Form of the Restricted Stock Award Agreement for Non-Employee Directors for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.21
Form of Restricted Stock Unit Award Agreement - Time Vested for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.22
Form of Restricted Stock Unit Award Agreement - Performance-Based for the 2014 Stock Incentive Plan is incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10–K filed on August 29, 2017. *

10.23
Credit Agreement, dated as of January 31, 2018, by and among Meredith Corporation, the Guarantors, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.24
Deed of Guarantee in Relation to the IPC Media Pension Scheme, dated as of January 31, 2018, by and among Meredith Corporation, Time Inc. (UK) Ltd, IPC Media Pension Trustee Limited and Time Inc. is incorporated herein by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K filed January 31, 2018.

10.25
Amended and Restated Deed of Guarantee in Relation to the IPC Media Pension Scheme, dated as of March 15, 2018, by and among Meredith Corporation, IPC Media Pension Trustee Limited, and International Publishing Corporation Limited, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2018.

10.26	Warrant to Purchase Class A Common Stock, dated as of January 31, 2018, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.27	Option to Purchase Class A Common Stock, dated as of January 31, 2018, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.28
Registration Rights Agreement, dated as of January 31, 2018, by and between Meredith Corporation and KED MDP Investments, LLC, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2018.

10.29	Tax Matters Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc. is incorporated herein by reference to Exhibit 10.2 to Time Inc.’s Current Report on Form 8-K filed on June 5, 2014.

10.30
Time Inc. Supplemental Savings Plan, dated and effective January 1, 2011, restated January 1, 2014, is incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed on March 7, 2014. *

10.31
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014, incorporated herein by reference to Exhibit 10.18 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed on March 7, 2014. *

10.32
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 and applicable to amounts deferred prior to January 1, 2005, incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to Time Inc.’s Registration Statement on Form 10 filed on March 7, 2014. *

18.1	Letter from KPMG LLP regarding change in inventory costing, incorporated herein by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The Company agrees to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt of the Company for which the amount authorized thereunder does not exceed 10 percent of the total assets of the Company on a consolidated basis.

*	Management contract or compensatory plan or arrangement
#	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the SEC.
†
These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

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

/s/ Joseph Ceryanec	/s/ Thomas H. Harty
Joseph Ceryanec, Chief Financial Officer (Principal Financial and Accounting Officer)	Thomas H. Harty, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Stephen M. Lacy	/s/ D. Mell Meredith Frazier
Stephen M. Lacy, Executive Chairman of the Board and Director	D. Mell Meredith Frazier, Vice Chairman of the Board and Director

/s/ Donald A. Baer	/s/ Donald C. Berg
Donald A. Baer, Director	Donald C. Berg, Director

/s/ Frederick B. Henry	/s/ Joel W. Johnson
Frederick B. Henry, Director	Joel W. Johnson, Director

/s/ Beth J. Kaplan	/s/ Philip A. Marineau
Beth J. Kaplan, Director	Philip A. Marineau, Director

/s/ Elizabeth E. Tallett
Elizabeth E. Tallett, Director

Each of the above signatures is affixed as of August 31, 2018.

INDEX TO ATTACHED EXHIBITS

Exhibit Number	Item

10.14	Employment Agreement effective July 1, 2018, between Meredith Corporation and Patrick McCreery.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

E-1