Form 10-Q
period 2018-09-30
MEREDITH CORP
filed 2018-11-09
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at October 31, 2018
Common shares	39,879,039
Class B shares	5,105,920
Total common and Class B shares	44,984,959

(This page has been left blank intentionally.)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2018	June 30, 2018
(In millions)
Current assets
Cash and cash equivalents	$144.0	$437.6
Accounts receivable, net	552.9	542.0
Inventories	50.3	44.2
Current portion of subscription acquisition costs	116.4	118.1
Current portion of broadcast rights	18.0	9.8
Assets held-for-sale	691.8	713.1
Other current assets	105.2	114.3
Total current assets	1,678.6	1,979.1
Property, plant, and equipment	862.1	861.4
Less accumulated depreciation	(398.4)	(377.6)
Net property, plant, and equipment	463.7	483.8
Subscription acquisition costs	102.6	61.1
Broadcast rights	9.4	18.9
Other assets	269.8	263.3
Intangible assets, net	1,966.3	2,005.2
Goodwill	1,926.7	1,915.8
Total assets	$6,417.1	$6,727.2

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders' Equity	September 30, 2018	June 30, 2018
(In millions except per share data)
Current liabilities
Current portion of long-term debt	$—	$17.7
Current portion of long-term broadcast rights payable	17.4	8.9
Accounts payable	161.4	194.7
Accrued expenses and other liabilities	344.0	410.2
Current portion of unearned revenues	360.5	360.4
Liabilities associated with assets held-for-sale	186.5	198.4
Total current liabilities	1,069.8	1,190.3
Long-term debt	2,937.4	3,117.9
Long-term broadcast rights payable	11.5	20.8
Unearned revenues	155.6	124.1
Deferred income taxes	433.6	437.0
Other noncurrent liabilities	203.3	217.0
Total liabilities	4,811.2	5,107.1

Redeemable, convertible Series A preferred stock, par value $1 per share, $1,000 per share liquidation preference	526.9	522.6

Shareholders' equity
Series preferred stock, par value $1 per share	—	—
Common stock, par value $1 per share	39.9	39.8
Class B stock, par value $1 per share	5.1	5.1
Additional paid-in capital	207.5	199.5
Retained earnings	865.1	889.8
Accumulated other comprehensive loss	(38.6)	(36.7)
Total shareholders' equity	1,079.0	1,097.5
Total liabilities, redeemable convertible preferred stock, and shareholders' equity	$6,417.1	$6,727.2

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

Three months ended September 30,	2018	2017
(In millions except per share data)
Revenues
Advertising related	$422.7	$209.2
Consumer related	301.2	149.6
Other	32.8	34.0
Total revenues	756.7	392.8
Operating expenses
Production, distribution, and editorial	286.1	156.6
Selling, general, and administrative	336.1	170.7
Acquisition, disposition, and restructuring related activities	17.1	(3.3)
Depreciation and amortization	63.7	12.6
Total operating expenses	703.0	336.6
Income from operations	53.7	56.2
Non-operating income, net	7.3	0.6
Interest expense, net	(41.4)	(5.1)
Earnings from continuing operations before income taxes	19.6	51.7
Income tax expense	(3.6)	(18.3)
Earnings from continuing operations	16.0	33.4
Income from discontinued operations, net of income taxes	1.0	—
Net earnings	$17.0	$33.4

Earnings (loss) attributable to common shareholders	$(2.6)	$33.4

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$(0.08)	$0.75
Discontinued operations	0.02	—
Basic earnings (loss) per common share	$(0.06)	$0.75
Basic average common shares outstanding	45.1	44.8

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$(0.08)	$0.73
Discontinued operations	0.02	—
Diluted earnings (loss) per common share	$(0.06)	$0.73
Diluted average shares outstanding	45.1	45.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended September 30,	2018	2017
(In millions)
Net earnings	$17.0	$33.4
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	0.4	0.3
Unrealized foreign currency translation loss, net	(2.3)	—
Unrealized gain on interest rate swaps	—	0.3
Other comprehensive income (loss), net of income taxes	(1.9)	0.6
Comprehensive income	$15.1	$34.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	$39.8	$5.1	$199.5	$889.8	$(36.7)	$1,097.5
Net earnings	—	—	—	17.0	—	17.0
Other comprehensive loss, net of income taxes	—	—	—	—	(1.9)	(1.9)
Shares issued under incentive plans, net of forfeitures	0.2	—	0.9	—	—	1.1
Purchases of Company stock	(0.1)		(3.1)		—	(3.2)
Share-based compensation	—	—	10.2	—	—	10.2
Dividends paid
Common stock ($0.545 dividend per share)	—	—	—	(23.0)	—	(23.0)
Class B stock ($0.545 dividend per share)	—	—	—	(2.8)	—	(2.8)
Series A preferred stock ($21.49 dividend per share)	—	—	—	(14.0)	—	(14.0)
Accretion of Series A preferred stock	—	—	—	(4.3)	—	(4.3)
Cumulative effect adjustment for adoption of Accounting Standards Update 2014-09	—	—	—	2.4	—	2.4
Balance at September 30, 2018	$39.9	$5.1	$207.5	$865.1	$(38.6)	$1,079.0

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2017	$39.4	$5.1	$54.8	$915.7	$(19.0)	$996.0
Net earnings	—	—	—	33.4	—	33.4
Other comprehensive income, net of income taxes	—	—	—	—	0.6	0.6
Stock issued under various incentive plans, net of forfeitures	0.5	—	11.5	—	—	12.0
Purchases of Company stock	(0.3)	—	(17.4)	—	—	(17.7)
Share-based compensation	—	—	6.7	—	—	6.7
Dividends paid
Common stock ($0.520 dividend per share)	—	—	—	(20.9)	—	(20.9)
Class B stock ($0.520 dividend per share)	—	—	—	(2.7)	—	(2.7)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	1.0	(0.6)	—	0.4
Balance at September 30, 2017	$39.6	$5.1	$56.6	$924.9	$(18.4)	$1,007.8

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended September 30,	2018	2017
(In millions)
Cash flows from operating activities
Net earnings	$17.0	$33.4
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	24.9	7.9
Amortization	38.8	4.7
Share-based compensation	10.2	6.7
Deferred income taxes	(9.6)	12.7
Amortization of original issue discount and debt issuance costs	2.2	—
Amortization of broadcast rights	5.4	4.9
Payments for broadcast rights	(4.9)	(5.5)
Net gain on disposition of assets	(10.2)	(3.3)
Fair value adjustments to contingent consideration	(0.1)	(0.2)
Changes in assets and liabilities	(109.7)	(10.7)
Net cash provided by (used in) operating activities	(36.0)	50.6
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(1.8)	(1.0)
Proceeds from disposition of assets, net of cash sold	13.4	2.2
Additions to property, plant, and equipment	(7.5)	(20.6)
Net cash provided by (used in) investing activities	4.1	(19.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	20.0
Repayments of long-term debt	(200.0)	(13.2)
Dividends paid	(39.8)	(23.6)
Purchases of Company stock	(3.2)	(17.7)
Proceeds from common stock issued	1.1	12.0
Payment of acquisition-related contingent consideration	(19.3)	(3.2)
Net cash used in financing activities	(261.2)	(25.7)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	—
Change in cash held-for-sale	1.2	—
Net increase (decrease) in cash and cash equivalents	(293.6)	5.5
Cash and cash equivalents at beginning of period	437.6	22.3
Cash and cash equivalents at end of period	$144.0	$27.8

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K (Form 10-K) for the year ended June 30, 2018, filed with the SEC.

The condensed consolidated financial statements as of September 30, 2018, and for the three months ended September 30, 2018 and 2017, are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of June 30, 2018, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassification—Certain prior year amounts have been reclassified to conform to fiscal 2019 presentation.

Adopted Accounting Pronouncements—

ASU 2014-09—In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606) that updated and replaced existing revenue recognition guidance. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. Additionally, the guidance requires new and significantly enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts as well as judgments made by a company when following the framework.

The Company adopted the standard including all updates made to the standard since original issuance, on July 1, 2018, using the modified retrospective method. We applied the standard to all contracts open as of July 1, 2018. The cumulative prior period effect of applying ASC 606 was $2.4 million, which resulted in an increase to retained earnings upon adoption.

The standard does not change the timing or pattern of revenue recognition for most of our revenue contracts with the exception of contracts with value-added items or those that require combination under the standard. Refer to Note 11 for further discussion on the impacts of the adoption of this accounting standard.

We utilized various practical expedients offered by the guidance in our implementation. For the Company's contracts that have an original duration of twelve months or less, the Company does not impute interest to account for a financing element. For all contracts with an original term of twelve months or less and for performance obligations tied to sales-based or usage-based royalties, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. Finally, consistent with historical practice, the Company excludes amounts collected from customers for sales taxes from its transaction prices.

ASU 2016-01—In January 2016, the FASB issued guidance to improve and simplify accounting for financial instruments. The updated guidance includes several provisions that are not applicable to the Company’s consolidated financial statements, with the exception of changes to fair value disclosure. Under the new guidance, public entities are no longer required to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the consolidated balance sheets. It also requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes. The guidance was adopted in the first quarter of fiscal 2019. The adoption of this guidance required a change in our disclosures only and did not have an impact on our financial position, results of operations, or cash flows.

ASU 2016-15—In August 2016, the FASB issued an accounting standards update clarifying the classification of certain cash receipts and payments in the statement of cash flows. The update is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. The update was effective beginning in our first quarter of fiscal 2019 and was adopted retrospectively as required by the ASU.

As a result of the update, the Company reclassified a cash outflow of $0.8 million from financing activities to operating activities in the three months ended September 30, 2017, related to contingent considerations paid in excess of that recognized as a liability on the date of acquisition. The update will not have a material impact on the classification of our future cash flows.

ASU 2017-01—In January 2017, the FASB issued an accounting standards update that clarifies the definition of a business and adds guidance to assist entities in the determination of whether an acquisition (or disposal) represents assets or a business. The update provides a test to determine whether or not an acquisition is a business. If substantially all of the fair value of the assets acquired is concentrated in a single asset or a group of similar identifiable assets, the acquired assets do not represent a business. If this test is not met, the update provides further guidance to evaluate if the acquisition represents a business. The Company prospectively adopted the guidance in the first quarter of fiscal 2019. The adoption did not have an impact to the Company’s condensed consolidated financial statements.

ASU 2017-07—In March 2017, the FASB issued an accounting standards update on the presentation of net periodic pension and postretirement benefit costs. This guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit costs in their income statement and requires that the service cost component of net periodic benefit costs be presented in the same line items as other employee compensation costs. The other components of net periodic benefit costs must be presented separately from the line items that include the service cost and outside of the income from operations subtotal.

As required by the standard, we retrospectively adopted the update on July 1, 2018, which resulted in an increase in Production, distribution, and editorial expense of $0.8 million and a decrease in Selling, general, and administrative expense of $0.2 million. Non-operating income of $0.6 million was established in the three months ended September 30, 2017, as this financial statement line was not previously included. We elected the practical expedient allowed by the update and utilized our previously disclosed components of net periodic benefit costs from the pension and other postretirement benefit plan note in our June 30, 2018, Form 10-K. For the three months ended September 30, 2018, the implementation of this guidance resulted in an increase in Selling, general, and administrative expense and an increase in non-operating income, net of $3.9 million, compared to that which would have been reported under previous guidance.

ASU 2017-09—In May 2017, the FASB issued additional guidance related to changes in terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Accounting Standards Codification (ASC) 718 – Compensation – Stock Compensation. This guidance was adopted in the first quarter of fiscal 2019. The adoption did not have a material impact on our financial position, results of operations, cash flows, or disclosures.

ASU 2018-15—In August 2018, the FASB issued guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The guidance is effective for the Company beginning in the first quarter of fiscal 2021 with early adoption permitted. The amendments in the update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance prospectively, effective July 1, 2018. The adoption did not have a material impact on our consolidated financial statements.

In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. Specifically, the final rule modifies or eliminates disclosures that are redundant, duplicative, overlapping, outdated, or superseded in light of other SEC or U.S. GAAP disclosure requirements or changes in the information environment. Several aspects of the final rule are applicable to the Company but do not have a material impact on our consolidated financial statements. The amendments were effective November 5, 2018, and were implemented in the first quarter of fiscal 2019.

Pending Accounting Pronouncements—

ASU 2018-14—In August 2018, the FASB issued an accounting standards update which adds, removes, and modifies disclosure requirements related to defined benefit pension and other postretirement plans. The update amends only annual disclosure requirements. Retrospective adoption of the update is required in fiscal 2022 with early adoption permitted. The adoption of this guidance requires a change in our disclosures only and is not expected to have an impact on our consolidated financial statements.

ASU 2018-13—In August 2018, the FASB issued an accounting standards update which changes the fair value measurement disclosure requirements. The update removes, modifies, and adds certain additional disclosures. The effective date is the first quarter of fiscal 2021, with early adoption permitted for any eliminated or modified disclosures. The adoption of this guidance requires a change in our disclosures only and is not expected to have an impact on our consolidated financial statements.

ASU 2016-02—In February 2016, the FASB issued an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. This standard is required to be applied using a modified retrospective approach, which gives the option of applying the new guidance as of the effective date with enhanced disclosure requirements for comparative periods presented under prior lease guidance, or applying the new standard at the beginning of the earliest comparative period presented. The FASB continues to issue amendments to further clarify provisions of this guidance. The standard, including the amendments made since initial issuance, is effective for the Company beginning July 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. As such, the Company is currently evaluating the effect the guidance will have on our consolidated financial statements.

2. Acquisition

On January 31, 2018, Meredith completed the acquisition of all the outstanding shares of Time Inc. (Time). The fair values of the assets acquired and liabilities assumed were based on management’s preliminary estimates of the fair values of Time’s net assets. The estimated fair values of net assets and resulting goodwill are subject to the Company finalizing its analysis of the fair value of Time’s assets and liabilities as of the acquisition date, and are subject to change pending the final valuation of these assets and liabilities. In addition, information unknown at the time of the Time acquisition could result in adjustments to the respective fair values and resulting goodwill. Differences between the preliminary and final estimated fair values could be material. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value and reallocate the purchase price.

In the first quarter of fiscal 2019, the Company recorded purchase price allocation adjustments relating to the Time acquisition that increased goodwill by $10.9 million, reduced assets held-for-sale by $6.0 million and increased deferred income taxes by $4.9 million. These adjustments resulted from new information about facts and circumstances that existed at the time of the acquisition. Estimated fair values of assets held-for-sale are preliminary and are expected to be finalized upon completion of the sales, which are expected to occur within fiscal 2019. See additional information for assets held-for-sale in Note 4.

3. Inventories

Major components of inventories are summarized below.

(In millions)	September 30, 2018	June 30, 2018
Raw materials	$32.4	$32.1
Work in process	15.7	9.6
Finished goods	2.2	2.5
Inventories	$50.3	$44.2

4. Assets Held for Sale, Discontinued Operations, and Dispositions

Assets Held-for-Sale and Discontinued Operations

The Company announced after the acquisition of Time that it was exploring the sale of the TIME, Sports Illustrated, Fortune, and Money and affiliated brands and its investment in Viant Technology LLC (Viant).

In September 2018, Meredith entered into a definitive agreement to sell the TIME brand to an unrelated third party for $190.0 million in cash. This sale closed on October 31, 2018. In November 2018, Meredith entered into a definitive agreement to sell the Fortune brand to an unrelated third party for $150.0 million in cash. This sale is expected to close in calendar 2018. Management expects sales of the remaining brands and Viant to close during fiscal 2019.

In accordance with accounting guidance, a business that, on acquisition, or within a short period following the acquisition (usually within three months), meets the criteria to be classified as held-for-sale is considered a discontinued operation. As all of the required criteria for held-for-sale classification were met, the assets and liabilities related to these operations have been included as assets held-for-sale and liabilities associated with assets held-for-sale in the Condensed Consolidated Balance Sheets as of June 30, 2018 and September 30, 2018. The associated assets and liabilities that are deemed held-for-sale are classified as current based on the anticipated disposal date. The revenue and expenses, along with associated taxes, for these operations were included in the income from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings. All discontinued operations relate to the national media segment.

The following table presents the major components which are included in assets held-for-sale and liabilities associated with assets held-for-sale (including the TIME, Sports Illustrated, Fortune, Money, and affiliated brands, and the investment in Viant):

(in millions)	September 30, 2018	June 30, 2018
Current assets
Cash and cash equivalents	$3.5	$2.3
Accounts receivable, net	76.6	94.6
Inventories	1.0	1.1
Other current assets	10.4	9.4
Total current assets	91.5	107.4
Net property, plant, and equipment	14.1	14.1
Other assets	1.6	1.0
Intangible assets, net	113.1	113.1
Goodwill	471.5	477.5
Total assets held-for-sale	$691.8	$713.1

Current liabilities
Accounts payable	$43.7	$45.2
Accrued expenses and other liabilities	11.7	15.1
Current portion of unearned revenues	103.9	109.4
Total current liabilities	159.3	169.7
Unearned revenues	26.6	28.0
Other noncurrent liabilities	0.6	0.7
Total liabilities associated with assets held-for-sale	$186.5	$198.4

The Company does not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense related to the debt that will be repaid with the proceeds from the sale of the TIME, Sports Illustrated, Fortune, Money, and affiliated brands and the investment in Viant.

Amounts applicable to discontinued operations in the Condensed Consolidated Statements of Earnings are as follows:

Three months ended September 30, 2018
(In millions except per share data)
Revenues	$125.5
Costs and expenses	(117.6)
Interest expense	(6.6)
Earnings before income taxes	1.3
Income taxes	(0.3)
Income from discontinued operations, net of income taxes	$1.0
Earnings per share from discontinued operations
Basic	$0.02
Diluted	0.02

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the three months ended September 30, 2018. Share based compensation expense related to discontinued operations of $0.5 million is included in the calculation of net cash provided by (used in) operating activities and capital expenditures of $2.2 million are included in cash provided by (used in) investing activities in the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018.

Dispositions

On July 1, 2017, Meredith's national media segment sold a 70 percent interest in Charleston Tennis LLC, which operates the Family Circle Tennis Center, to an unrelated third party. In return, Meredith received $0.6 million in cash and a note receivable for $8.5 million. The note receivable was due in annual installments over a period of 8 years. At June 30, 2018, there was $3.2 million in unamortized discount and an allowance of $3.0 million recorded against the note. This transaction generated a gain of $3.3 million, which was recorded in the acquisition, disposition, and restructuring related activities line of the Condensed Consolidated Statements of Earnings. Of this gain, $1.0 million related to the remeasurement of the retained investment. As Meredith retained a 30 percent interest, had a seat on the board, and had approval rights over certain limited matters, Meredith accounted for this investment under the equity method of accounting.

In September 2018, Meredith sold its remaining 30 percent interest in Charleston Tennis LLC to an unrelated third party. In return, Meredith received cash of $13.3 million, of which $5.1 million was for the Company's remaining 30 percent interest and $8.2 million was repayment of the principal and interest accrued on the note receivable received upon the Company's sale of a 70 percent interest in July 2017. The Company recognized a gain on the sale of $10.4 million, of which $4.1 million represented a gain on our 30 percent interest and is recorded in the non-operating income, net line of the Condensed Consolidated Statements of Earnings, while the remainder is recorded in the acquisition, disposition, and restructuring related activities line of the Condensed Consolidated Statement of Earnings, as such represents recovery of a previously impaired note receivable.

5. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	September 30, 2018			June 30, 2018
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$213.4	$(49.0)	$164.4	$212.3	$(41.1)	$171.2
Publisher relationships	125.0	(11.9)	113.1	125.0	(7.4)	117.6
Partner relationships	95.0	(10.6)	84.4	95.0	(6.6)	88.4
Customer relationships	67.5	(22.0)	45.5	67.5	(14.0)	53.5
Other	22.0	(12.8)	9.2	22.0	(11.9)	10.1
Local media
Network affiliation agreements	229.3	(150.3)	79.0	229.3	(148.6)	80.7
Advertiser relationships	12.5	(2.8)	9.7	25.0	(3.5)	21.5
Retransmission agreements	27.9	(16.0)	11.9	27.9	(14.9)	13.0
Other	1.7	(0.9)	0.8	1.7	(0.8)	0.9
Total	$794.3	$(276.3)	518.0	$805.7	$(248.8)	556.9
Intangible assets not
subject to amortization
National media
Trademarks			765.3			765.3
Internet domain names			7.8			7.8
Local media
FCC licenses			675.2			675.2
Total			1,448.3			1,448.3
Intangible assets, net			$1,966.3			$2,005.2

Amortization expense was $38.8 million and $4.7 million for the three months ended September 30, 2018 and 2017, respectively. Annual amortization expense for intangible assets is expected to be as follows: $155.0 million in fiscal 2019, $140.3 million in fiscal 2020, $86.9 million in fiscal 2021, $41.0 million in fiscal 2022, and $39.0 million in fiscal 2023.

Changes in the carrying amount of goodwill were as follows:

Three months ended September 30,	2018			2017
(In millions)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period
Goodwill	$1,800.0	$115.8	$1,915.8	$943.8	$80.6	$1,024.4
Accumulated impairment losses	—	—	—	(116.9)	—	(116.9)
Total goodwill	1,800.0	115.8	1,915.8	826.9	80.6	907.5
Activity during the period
Acquisition adjustments	10.9	—	10.9	0.1	—	0.1
Balance at end of period
Goodwill	1,810.9	115.8	1,926.7	943.9	80.6	1,024.5
Accumulated impairment losses	—	—	—	(116.9)	—	(116.9)
Total goodwill	$1,810.9	$115.8	$1,926.7	$827.0	$80.6	$907.6

6. Restructuring Accrual

During fiscal 2018 and the first quarter of 2019, management committed to and continued to execute upon several performance improvement plans, including those related to the integration of Time as well as other smaller restructurings.

As part of the Company's plan to realize cost synergies from the Time acquisition, management committed to a performance improvement plan to reduce headcount, which is anticipated to be substantially complete by January 2019. In addition to the Time acquisition related plan under which restructuring costs continue to be incurred in fiscal 2019, additional performance improvement plans were made and executed upon in the first quarter of fiscal 2019 related to the strategic decisions to merge Cooking Light magazine with EatingWell, transition Coastal Living from a subscription magazine to a special interest publication, to consolidate much of our local media's digital advertising functions with MNI Targeted Media, and to outsource newsstand sales and marketing operations. The first quarter fiscal 2019 performance improvement plans affected approximately 250 people, approximately 175 in the national media segment, approximately 25 in the local media segment, and the remainder in unallocated corporate. In connection with these plans, in the first quarter of fiscal 2019 the Company recorded pre-tax restructuring charges of $12.5 million for severance and related benefit costs related to the involuntary termination of employees. These costs are recorded in the acquisition, disposition, and restructuring related activities line of the Condensed Consolidated Statements of Earnings.

Details of the severance and related benefit costs by segment for this performance improvement plan are as follows:

For the three months ended September 30, 2018	Amount Accrued in the Period	Total Amount Expected to be Incurred
(in millions)
National media	$6.0	$7.0
Local media	1.5	1.5
Unallocated Corporate	5.0	6.5
	$12.5	$15.0

Details of changes in the Company's restructuring accrual are as follows:

	Employee Terminations	Other Exit Costs	Total	Employee Terminations
Three months ended September 30,	2018	2018	2018	2017
(In millions)
Balance at beginning of period	$101.3	$6.3	$107.6	$8.7
Accruals	12.5	10.1	22.6	—
Cash payments	(20.7)	(9.4)	(30.1)	(3.0)
Other accruals	(0.5)	—	(0.5)	—
Reversal of excess accrual	(2.9)	(0.7)	(3.6)	—
Balance at end of period	$89.7	$6.3	$96.0	$5.7

As of September 30, 2018, of the $96.0 million liability, $91.4 million was classified as current liabilities on the Condensed Consolidated Balance Sheet, with the remaining $4.6 million classified as noncurrent liabilities. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and relate primarily to severance costs.

7. Long-term Debt

Long-term debt consisted of the following:

	September 30, 2018			June 30, 2018
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due 1/31/2025	$1,595.5	$(32.3)	$1,563.2	$1,795.5	$(33.4)	$1,762.1
Revolving credit facility of $350 million, due 1/31/2023	—	—	—	—	—	—
Senior Unsecured Notes
6.875% senior notes, due 2/1/2026	1,400.0	(25.8)	1,374.2	1,400.0	(26.5)	1,373.5
Total long-term debt	2,995.5	(58.1)	2,937.4	3,195.5	(59.9)	3,135.6
Current portion of long-term debt	—	—	—	(18.0)	0.3	(17.7)
Long-term debt	$2,995.5	$(58.1)	$2,937.4	$3,177.5	$(59.6)	$3,117.9

The variable-rate senior credit facility term loan (Term Loan B) matures in 2025 and was originally scheduled to amortize at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest are due and payable. However, $200.0 million was paid on the Term Loan B in the first quarter of fiscal 2019, therefore, there are no future amortization requirements under the credit agreement. The original interest rate under the Term Loan B was based on the London Interbank Offered Rate (LIBOR) plus a spread of 3.0 percent. The Company repriced the Term Loan B effective October 26, 2018. The new interest rate under the Term Loan B is based on LIBOR plus a spread of 2.75 percent as of the repricing date until maturity. In addition, when the Company's leverage ratio drops below 2.25 to 1, the spread will decrease to 2.50 percent.

8. Income Taxes

For the first quarter of fiscal 2019, Meredith recorded tax expense on earnings from continuing operations of $3.6 million for an effective tax rate of 18.4 percent. In the prior year first quarter, the Company recorded income tax expense of $18.3 million for an effective tax rate of 35.4 percent. The effective tax rate for the three months ended September 30, 2018, was lower than the prior-year quarter primarily due to reduction in the statutory federal tax rate resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act).

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which provides guidance regarding how a company is to reflect provisional amounts when necessary information is not yet available, prepared, or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Reform Act. The Company accounted for the effects of the Tax Reform Act in the its fiscal 2018 second quarter. During the quarter ended September 30, 2018, the Company did not make any adjustments to the provisional estimates previously recorded as a result of the Tax Reform Act. The Company continues to assess new guidance issued by tax authorities as well as the Company's ability to change certain methods of accounting and expects to finalize the accounting for the provision of the Tax Reform Act within the measurement period.

9. Commitments and Contingencies

Lease Guarantee

In March 2018, the Company sold Time Inc. (UK) Ltd. (TIUK), a United Kingdom (U.K.) multi-platform publisher. In connection with the sale of TIUK, the Company recognized a liability in other liabilities in connection with a lease of office space in the U.K. through December 31, 2025, which is guaranteed by Time. The lease guarantee liability is being amortized into earnings over the life of the lease. The carrying value of the lease guarantee was $8.5 million at September 30, 2018. The Company is only obligated to pay for the lease guarantee in the event that TIUK fails to perform under the lease agreement. If TIUK fails to perform under the lease agreement, the maximum lease guarantee obligation for which the Company would be liable is approximately $76.0 million as of September 30, 2018. The Company has assessed that it is unlikely that TIUK will not perform its obligations under the lease.

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

On October 26, 2010, the Canadian Minister of National Revenue denied the claims by Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) (TIR) for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines and issued Notices of Reassessment in the amount of approximately C$52.0 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency (CRA), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. Beginning in 2015, the collections department of the CRA requested payment of both assessments plus accrued interest or the posting of sufficient security. In each instance, TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection.

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

We establish an accrued liability for specific matters, such as a legal claim, when the Company determines that both a loss is probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. In view of the inherent difficulty of predicting the outcome of litigation, claims and other matters, we often cannot predict what the eventual outcome of a pending matter will be, or what the timing or results of the ultimate resolution of a matter will be. Accordingly, for the matters described above, we are unable to predict the outcome or reasonably estimate a range of possible loss.

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	September 30, 2018		June 30, 2018
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$28.9	$26.5	$29.7	$27.4
Total long-term debt	2,937.4	3,053.0	3,135.6	3,179.8

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt is based on information obtained from a non-active market, therefore is included as a Level 2 measurement.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In millions)	September 30, 2018	June 30, 2018
Accrued expenses and other liabilities
Contingent consideration	$5.1	$24.6
Deferred compensation plans	9.5	8.4
Other noncurrent liabilities
Contingent consideration	0.9	0.8
Deferred compensation plans	18.6	21.0

The fair value of deferred compensation plans is derived from quotes from observable market information, and thus represents a Level 2 measurement. The fair value of contingent consideration is based on significant inputs not observable in the market and thus represent a Level 3 measurement.

Details of changes in the Level 3 fair value of contingent consideration and corporate airplanes that were held-for-sale are as follows:

Three months ended September 30,	2018	2017
(in millions)
Contingent consideration
Balance at beginning of period	$25.4	$34.2
Payments	(19.3)	(4.0)
Change in present value of contingent consideration	(0.1)	(0.2)
Balance at end of period	$6.0	$30.0

Corporate airplanes, held-for-sale
Balance at beginning of period	$—	$1.9
Sale of corporate airplanes	—	(1.9)
Balance at end of period	$—	$—

The fair value adjustment of contingent consideration is the change in the estimated earn out payments based on projections of performance and the amortization of the present value discount. The fair value adjustment of contingent consideration is included in selling, general, and administrative line on the Condensed Consolidated Statements of Earnings.

The Company had two corporate airplanes which were marked to fair value in fiscal 2016 when the Company committed to a plan to sell them. The final sale took place in the first quarter of fiscal 2018.

11. Revenue Recognition

Meredith disaggregates revenue from contracts with customers by types of goods and services. A reconciliation of disaggregated revenue to segment revenue (as provided in Note 15) is as follows.

Three months ended September 30, 2018	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$182.7	$—	$—	$182.7
Non-political spot	—	74.9	—	74.9
Political spot	—	36.1	—	36.1
Digital	84.6	3.9	—	88.5
Third party sales	17.1	24.0	(0.6)	40.5
Total advertising related	284.4	138.9	(0.6)	422.7
Consumer related
Subscription	135.9	—	—	135.9
Retransmission	—	73.3	—	73.3
Newsstand	39.0	—	—	39.0
Affinity marketing	23.3	—	—	23.3
Licensing	23.7	—	—	23.7
Digital consumer driven	6.0	—	—	6.0
Total consumer related	227.9	73.3	—	301.2
Other
Projects based	9.4	—	—	9.4
Other	21.2	2.2	—	23.4
Total other	30.6	2.2	—	32.8
Total revenues	$542.9	$214.4	$(0.6)	$756.7

As a result of the adoption of ASC 606, we have determined that certain barter revenue and expense will no longer be recognized. As a result, $1.9 million of the current portion of broadcast rights and the current portion of broadcast rights payable and $8.2 million of the noncurrent portion of broadcast rights and the noncurrent portion of broadcast rights payable were written off. Other impacts from the adoption of ASC 606 on the condensed consolidated financial statements were immaterial.

CONTRACT BALANCES

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $360.9 million at July 1, 2018 and $360.5 million at September 30, 2018, and are presented as current portion of unearned revenues on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $124.1 million and $155.6 million at July 1, 2018 and September 30, 2018, respectively, and are reflected as unearned revenues on the Condensed Consolidated Balance Sheets. Substantially all of the $135.9 million of subscription revenue recognized in the three months ended September 30, 2018, was in contract liabilities at the beginning of the period. An additional $1.6 million of revenue recognized in the first quarter of fiscal 2019 was related to the liability balance as of the beginning of the period.

NATURE OF PERFORMANCE OBLIGATIONS

At contract inception, Meredith assesses the obligations promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service or bundle that is distinct. To identify the performance obligations, the Company considers all the promises in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Company allocates the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when, or as, the performance obligations are satisfied and control is transferred to the customer.

Print Advertising—The Company provides advertisement placements in print media directly to advertisers or through advertising agencies. The Company’s performance obligations related to print advertising are satisfied when the magazine in which an advertisement appears is published, which is defined as an issue’s on-sale date. The customer is invoiced the agreed-upon price when the advertisements are published under normal industry trade terms. The agreed upon price is adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, print advertising contracts include guaranteed circulation levels of magazines, referred to as rate base, and a number of sales incentives to its customers including volume discounts, rebates, bonus pages, etc. For all such contracts that include these types of variable consideration, the Company estimates such when determining the transaction price.

Non-political and Political Spot Advertising—The Company sells commercial time directly to political and non-political advertisers or through advertising agencies. The Company’s performance obligations related to spot advertising are satisfied when the advertisement is aired by the broadcasting station. Rates for spot advertising are influenced primarily by the market size, number and type of competitors, audience share, and audience demographics. The customer is invoiced the agreed-upon price at the end of the month in which the advertisements were aired under normal trade terms. Political spot advertisements require payment in advance of airing. The agreed upon price may be adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, broadcast television advertising contracts may include gross rating points goals and/or sales incentives to its customers. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration and factors in such an estimate when determining the transaction price.

Digital Advertising—The Company sells digital advertising inventory on its websites directly to advertisers or through advertising agencies. The Company’s performance obligations related to digital advertising are generally satisfied when the advertisement is run on owned or operated websites. The price for digital advertising is determined by an agreed-upon pricing model such as CPC (cost per click), CPM (cost per 1,000 impressions), or flat fees. Revenue from sale of digital advertising space is recognized when the advertisements are delivered based on the respective pricing model or ratably over the contract period for flat fee advertisements. The customer is invoiced the agreed-upon price in the month following the month that the advertisements are delivered with normal trade terms. The agreed upon price is adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, digital advertising contracts may include a guaranteed number of impressions and sales incentives to its customers including volume discounts, rebates, value added impressions, etc. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration and factors in such an estimate when determining the transaction price.

Third-Party Sales—The Company sells a variety of advertising products to our advertising customers that are placed on third-party platforms. The Company’s performance obligations related to these sales are generally satisfied, and revenue is recognized, when the advertisement is run by the third parties, or a print product is placed on-sale, due to our obligation to reach a targeted audience demographic. The transaction price represents the cost of the purchased media plus a mark-up. The customer is invoiced the agreed-upon price shortly after the advertisements appear under normal trade terms. The agreed upon price is adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, contracts may include guaranteed audience targets and a number of sales incentives to its customers including volume discounts, rebates, value added impressions, etc. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration in determining the transaction price.

Subscription—Meredith sells magazines, books, and online memberships to consumers through subscriptions. Each copy of a magazine and book is determined to be a distinct performance obligation that is satisfied when the publication is sent to the customer. Each online membership is determined to be a distinct performance obligation that is satisfied over the membership period, not exceeding twelve months. The majority of the Company’s subscription sales are prepaid at the time of order. Subscriptions may be canceled at any time for a refund of the price paid for remaining issues. As the contract may be canceled at any time for a full refund of the unserved copies or remaining membership period, the contract term is determined to be on an issue-to-issue basis, for magazines and books, and month-by-month for online memberships, as these contracts do not have substantive termination penalties. Revenues from subscriptions are deferred and recognized proportionately as subscribers are served. Some magazine subscription offers contain more than one magazine title in a bundle. Meredith allocates the total contract consideration to each distinct performance obligation, or magazine title, based on a standalone-selling price basis.

Retransmission—Meredith's local media segment has entered into agreements with cable, satellite, and telecommunications service providers for licenses to access Meredith’s television station signals for retransmission. These licenses are functional licenses under which revenue is recognized at a point-in-time when access to the completed content is granted to the service provider. The transaction price for retransmission agreements generally are on a per subscriber basis. The recognition pattern for retransmission contracts mirrors over-time revenue recognition as Meredith delivers the signal to the service provider, which represents completed content, on an on-going basis during the license period.

Newsstand—Meredith sells single copy magazines, or bundles of single copy magazines, to wholesalers for ultimate resale on newsstands primarily at major retailers and grocery/drug stores, and in digital form on tablets and other electronic devices. Publications sold to magazine wholesalers are sold with the right to receive credit from the Company for magazines returned to the wholesaler by retailers. Revenue is recognized on the issue's on-sale date as the date aligns most closely with the date that control is transferred to the customer. The Company bases its estimates for returns on historical experience and current marketplace conditions.

Affinity Marketing—Meredith partners with third parties to market and place magazine subscriptions for both Meredith titles and third-party publisher magazine titles. Meredith acts as an agent in sales of third-party magazine subscriptions and recognizes revenue in the net amount of consideration retained after paying the third-party publishers. Meredith assumes credit risk related to refunds on these sales, for which a reserve is established. The reserve is based on historical statistics at the time the cash is collected, which is after a risk-free trial period is over. Revenue from the acquisition of a subscriber is recognized when the subscriber name has been provided to the publisher and after any risk-free trial period has expired, if applicable.

Licensing—Meredith has entered into various licensing agreements that provide third-party partners the right to utilize the Company’s intellectual property. Licensing agreements include both symbolic and functional licenses. Symbolic licenses include direct-to-retail partnerships that create branded products based on our national media brands, a branded real estate program, and international magazine partnerships. Functional licenses in national media consist of content licensing. Revenues from symbolic licenses are in the form of a royalty based on the sale or usage of the branded product, which is recognized over time at the later of when the sale or use occurs, under the sales or usage-based royalty exception. Revenues from functional licenses are recognized at a point-in-time when access to the completed content is granted to the partner.

Digital Consumer Driven—Various digital consumer products utilize Meredith brands to drive responses from individual customers resulting in the generation of revenue. Digital consumer driven revenue is primarily commission-based. It is earned as consumer responses are generated through various programs and delivered to the program's third-party sponsor. Revenue is recognized at the point-in-time Meredith has fully satisfied the obligations to the third-party sponsor.

Projects Based—Meredith’s national media segment contains several business lines that are business-to-business and project based. Such revenue may relate to any one or combination of the following activities; custom publishing, content strategy and development, email marketing, social media, database marketing, and search engine optimization. The products and services delivered under these contracts are customized to each client and therefore, do not have alternative uses to Meredith or other clients. As a result, revenue under such contracts are generally recognized over time based on project milestones until the delivery of the final product to the customer.

Other—Other revenue primarily includes revenues derived from third-party magazine fulfillment and third-party newsstand sales and marketing support, both of these services are expected to cease by the end of the fiscal year. The remaining revenues within this category are management fees and revenues from other small programs, which are generally recognized at a point-in-time as the performance obligations are transferred to the customer.

SIGNIFICANT JUDGMENTS - TIMING OF SATISFACTION OF PERFORMANCE OBLIGATIONS

Point-in-Time Performance Obligations—For performance obligations related to sales of print, political and non-political spot, and certain digital advertising space, the Company determines that the customer can direct the use of and obtain substantially all the benefits from the advertising products on the issue’s on-sale date, when aired by the broadcasting station, or as the digital impressions are served. For performance obligations related to sales of magazines through subscriptions, the customer obtains control when each magazine issue is mailed to the customer on or before the issue’s on-sale date. For sales of single copy magazines on newsstands, revenue is recognized on the issue’s on-sale date as the date aligns most closely with the date that control is transferred to the customer. Exclusive content licensing is a functional license under which revenue is recognized at a point-in-time when the access is granted to the customer as that is the point at which the customer gains access to completed content. Retransmission agreements also represent a functional license and are recognized at a point-in-time. However, as the content licensed is continuously added, the revenue recognition pattern mimics an over-time recognition.

Finally, revenue from acquisition of subscribers to non-Meredith magazine titles by our affinity marketers is recognized at a point-in-time, once the subscriber name has been provided to the third-party publisher. Similarly, revenue from commission-based digital consumer generated sources is recognized at a point-in-time once Meredith has fulfilled its obligation to connect a consumer to a third-party product or service.

Determining when control transfers requires management to make judgments that affect the timing of revenue recognized. The Company has determined that recognition of revenue at a point-in-time for these products and services provides a faithful depiction of the transfer of control to the customer.

Over-Time Performance Obligations—For performance obligations related to sales of project based and certain digital advertising space, the Company transfers control and recognizes revenue over time by measuring progress towards complete satisfaction using the most appropriate method, i.e. either the "Input Method" or the "Output Method."

For performance obligations related to digital advertising, the Company satisfies its performance obligations on some flat-fee digital advertising placements over time using a time-elapsed output method.

Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. The Company has determined that the above method provides a faithful depiction of the transfer of goods or services to the customer. For performance obligations recognized using a time-elapsed output method, the Company’s efforts are expended evenly throughout the period.

We made various judgments that affect the amount and timing of revenue from contracts with customers. Our judgments exercised in determining the transaction price and satisfaction of performance obligations are discussed within this note.

Determining the Transaction Price—Certain advertising contracts contain variable components of the transaction price, such as volume discounts and rebates. Meredith has sufficient historical data and has established processes to reliably estimate these variable components of the transaction price.

Certain spot advertising contracts contain a guarantee of ratings performance that requires Meredith to compensate the advertiser with additional advertising if the guaranteed ratings are not met. Meredith has established a reserve based on the rating points due advertisers at the end of each fiscal quarter valued at the average market cost per point.

The Company typically does not offer any type of variable consideration in standard magazine subscription contracts. For these contracts, the transaction price is fixed upon establishment of the contract that contains the final terms of the sale including description, quantity and price of each subscription purchased. Therefore, the Company does not estimate variable consideration or perform a constraint analysis for these contracts.

A right of return exists for newsstand contracts. Meredith has sufficient historical data to estimate the final amount of returns and reduces the transaction price at contract inception for the expected return reserve.

Revenue from symbolic licenses is based on a percentage of revenue generated through the sale of the branded products representing a sales-or-usage-based royalty. Therefore, revenue is recorded based on actual results at the later of when the sale or usage occurs rather than estimated at contract inception. Revenue under contracts that contain minimum guarantees to be paid by the retailer to Meredith is recognized straight line each month until the royalty exceeds the guarantee at which time the excess is recognized. There is no variable consideration related to functional licenses.

Variable consideration related to project based revenue is limited to discounts for overages and reimbursement of out of pocket costs that are not separable from the performance obligation. Both are evaluated or estimated at contract inception and throughout the contract, based on similar projects and historical experience and are considered in the transaction price.

Meredith’s contracts for affinity marketing, and digital consumer generated revenue do not contain variable consideration.

Meredith’s contracts do not have significant financing components.

Estimating Standalone Selling Prices—For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling price is the price at which the Company would sell a promised good or service separately to the customer. In situations in which an obligation is bundled with other obligations and the total amount of consideration does not reflect the sum of individual observable prices, the Company allocates the discount to (1) a single obligation if the discount is attributable to that obligation or (2) prorates across all obligations if the discount relates to the bundle. When standalone selling price is not directly observable, the Company estimates and considers all the information that is reasonably available to the Company, including market conditions, entity-specific factors, customer information, etc. The Company maximizes the use of observable inputs and applies estimation methods consistently in similar circumstances.

Measuring Obligations for Returns and Refunds—The Company accepts product returns in some cases. The Company establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions.

CONTRACT COSTS

Assets Recognized from Contract Costs—The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The Company has determined that sales commissions paid on all third party agent sales of subscriptions are direct and incremental and therefore meet the capitalization criteria. These capitalized costs are amortized as revenue is recognized or over the term of the agreement. Direct mail costs meet the requirements to be capitalized as assets if they are proven to be recoverable. As of September 30, 2018, the balances recognized from the costs incurred to obtain contracts with customers was $219.0 million, $116.4 million of which was recorded in current portion of subscription acquisition costs and $102.6 million was recorded in subscription acquisition costs on the Condensed Consolidated Balance Sheets. The amount of amortization that the Company recognized for the three-month period ended September 30, 2018, was $37.7 million. There were no impairments of contract assets recognized in the three-month period ended September 30, 2018.

12. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs for Meredith's pension and postretirement benefit plans:

Three months ended September 30,	2018	2017
(In millions)
Domestic Pensions Benefits
Service cost	$2.9	$3.3
Interest cost	1.6	1.5
Expected return on plan assets	(2.4)	(2.7)
Prior service cost amortization	0.1	0.1
Actuarial loss amortization	0.5	0.5
Net periodic benefit costs	$2.7	$2.7

International Pensions Benefits
Interest cost	$4.3	$—
Expected return on plan assets	(8.0)	—
Net periodic benefit credit	$(3.7)	$—

Postretirement Benefits
Interest cost	$0.1	$0.1
Prior service credit amortization	—	(0.1)
Actuarial gain amortization	(0.1)	(0.1)
Net periodic benefit credit	$—	$(0.1)

The components of net periodic benefit credit, other than the service cost component, are included in Non-operating income, net on the accompanying Condensed Consolidated Statements of Earnings.

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

13. Redeemable Series A Preferred Stock

Meredith has outstanding 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock (the Series A preferred stock). The Series A preferred stock becomes convertible on January 31, 2025, the seventh anniversary of the issuance date. Therefore, no shares were converted in the first quarter of fiscal 2019.

14. Earnings (Loss) Per Common Share

The following table presents the calculations of basic earnings (loss) per common share:

Three months ended September 30,	2018	2017
(In millions except per share data)
Net earnings	$17.0	$33.4
Participating warrant dividend	(0.9)	—
Preferred stock dividend	(14.0)	—
Accretion of redeemable, convertible Series A preferred stock	(4.3)	—
Other securities dividends	(0.4)	—
Basic earnings (loss) attributable to common shareholders	$(2.6)	$33.4

Weighted average common shares outstanding	45.1	44.8
Basic earnings (loss) per common share	$(0.06)	$0.75

Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

Three months ended September 30,	2018	2017
(In millions except per share data)
Basic weighted-average common shares outstanding	45.1	44.8
Dilutive effect of stock options and equivalents	—	0.8
Diluted weighted-average shares outstanding	45.1	45.6

Diluted earnings (loss) attributable to common shareholders	$(2.6)	$33.4
Diluted earnings (loss) per common share	(0.06)	0.73

For the three months ended September 30, 2018, 0.7 million convertible preferred shares, 1.6 million warrants, 0.2 million options, 0.3 million common stock equivalents, and 0.2 million shares of restricted stock were not included in the computation of dilutive loss per share. These securities have an antidilutive effect on the loss per share calculation (the diluted loss per share becoming less negative than the basic loss per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted loss per share for the three months ended September 30, 2018.

For the three months ended September 30, 2018 and 2017 antidilutive options excluded from the above calculations totaled 2.7 million (with a weighted average exercise price of $63.24) and 0.5 million (with a weighted average exercise price of $56.14), respectively.

In the three months ended September 30, 2018, a minimal number of options were exercised to purchase common shares while 0.3 million options were exercised to purchase common shares in the three months ended September 30, 2017.

15. Financial Information about Industry Segments

Meredith is a diversified media company that utilizes multiple platforms, including broadcast television, print, digital, mobile and video, to deliver the content consumers desire and to deliver the messages of advertising and marketing partners. On the basis of products and services, the Company has established two reportable segments: national media and local media. There have been no changes in the basis of segmentation since June 30, 2018. There have been no material intersegment transactions.

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

The following table presents financial information by segment:

Three months ended September 30,	2018	2017
(In millions)
Revenues
National media	$542.9	$239.0
Local media	214.4	153.8
Total revenues, gross	757.3	392.8
Intersegment revenue elimination	(0.6)	—
Total revenues	$756.7	$392.8

Segment profit
National media	$17.6	$27.5
Local media	67.5	40.3
Unallocated corporate	(31.4)	(11.6)
Income from operations	53.7	56.2
Non-operating income, net	7.3	0.6
Interest expense, net	(41.4)	(5.1)
Earnings from continuing operations before income taxes	$19.6	$51.7

Depreciation and amortization
National media	$52.3	$4.0
Local media	9.1	8.0
Unallocated corporate	2.3	0.6
Total depreciation and amortization	$63.7	$12.6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Meredith Corporation's financial condition and results of operations should be read together with Meredith's condensed consolidated financial statements and notes thereto, included elsewhere in this report. When used herein, the terms Meredith, the Company, we, us, and our refer to Meredith Corporation, including consolidated subsidiaries.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the headings "Forward Looking Statements" and under the "Risk Factors" heading in our Annual Report on Form 10-K (Form 10-K) for the fiscal year ended June 30, 2018.

EXECUTIVE OVERVIEW

Meredith has been committed to service journalism for over 115 years. Meredith uses multiple media platforms—including print, digital, mobile, video and broadcast television—to provide consumers with content they desire and to deliver the messages of its advertising and marketing partners.

Meredith operates two business segments. The national media segment reaches more than 175 million unduplicated American consumers every month, including more than 80 percent of U.S. millennial women. Meredith is the No. 1 United States (U.S.) magazine operator, possessing leading positions in entertainment, food, lifestyle, parenting, and home content creation, as well as enhanced positions in the beauty, fashion, and luxury advertising categories through well-known brands such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Shape, Southern Living, and Martha Stewart Living. Meredith is also the owner of the largest premium content digital network for American consumers. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. and at Walmart.com. The national media segment also includes leading affinity marketer Synapse, and The Foundry, the Company's state-of-the-art creative content studio.

Meredith's local media segment includes 17 television stations reaching 11 percent of U.S. households. Meredith's portfolio is concentrated in large, fast-growing markets, with seven stations in the nation's Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith's stations produce over 700 hours of local news and entertainment content each week, and operate leading local digital properties. The local media segment also generates revenue through the sale of geographic and demographic-targeted digital and print advertising programs sold to third parties.

In the third quarter of fiscal 2018, Meredith acquired Time Inc. (Time). The operating results of Time have been included in the Company’s consolidated operating results since the first day of combined company operations on February 1, 2018.

Both segments operate primarily in the U.S. and compete against similar and other types of media on both a local and national basis. The national media segment accounted for 72 percent of the Company's $756.7 million in revenues in the first three months of fiscal 2019 while the local media segment contributed 28 percent.

NATIONAL MEDIA

Advertising related revenues represented 52 percent of national media's first three months' revenues. These revenues were generated from the sale of advertising space in our magazines, websites, and apps to clients interested in promoting their brands, products, and services to consumers as well as revenue we generate selling advertising space on third-party platforms. Consumer related revenues accounted for 42 percent of national media's first three months' revenues. Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions and includes circulation revenues, which result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices; affinity marketing revenues, which represent agency commissions from the sale of magazines for third-party publishers; licensing revenues; and other digitally generated consumer revenues. The remaining 6 percent of national media's revenues came from a variety of activities which included the sale of customer relationship marketing products and services as well as product sales and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—65 percent in the first three months of fiscal 2019—from the sale of advertising, both over the air and on our stations' websites and apps as well as selling advertising space on third-party platforms. The remainder comes from television retransmission fees and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

FIRST QUARTER FISCAL 2019 FINANCIAL OVERVIEW

•
Local media revenues increased 39 percent as compared to the prior-year period primarily due to increased political spot advertising revenues, the addition of certain Time revenues, and higher retransmission revenues. These increases were partially offset by a decrease in non-political spot advertising revenues. Operating profit grew 67 percent primarily due to additional high-margin political spot advertising revenues due to the cyclical nature of political advertising.

•
National media revenues increased 127 percent compared to the prior-year first quarter primarily due to the addition of Time revenues partially offset by the decrease in Meredith Xcelerated Marketing (MXM) revenues due to its sale in the fourth quarter of fiscal 2018 and declines in the revenues of our magazine operations. National media operating profit decreased 36 percent primarily due to a decrease in the operating profit of our magazine operations, an increase in integration costs, and an increase in severance and related benefit cost accruals.

•	Unallocated corporate expenses increased $19.8 million primarily due to the addition of Time unallocated corporate expenses and an increase in integration costs.

•
While the Company recorded net earnings of $17.0 million in the first quarter of fiscal 2019, due primarily to participating dividends, the Company had a net loss attributable to common shareholders of $2.6 million in the quarter. Diluted loss per common share from continuing operations was $0.08 compared to diluted earnings per common share from continuing operations of $0.73 in the prior-year first three months primarily due to increased interest and integration expense.

RESULTS OF OPERATIONS

Three months ended September 30,	2018	2017	Change
(In millions except per share data)
Total revenues	$756.7	$392.8	93%
Operating expenses	(703.0)	(336.6)	109%
Income from operations	$53.7	$56.2	(4)%
Net earnings from continuing operations	$16.0	$33.4	(52)%
Net earnings	17.0	33.4	(49)%
Diluted earnings (loss) per common share from continuing operations	(0.08)	0.73	(111)%
Diluted earnings (loss) per common share	(0.06)	0.73	(108)%

OVERVIEW

The following sections provide a brief description of the Company's recent acquisition, an analysis of the results of operations for the national media and local media segments, and an analysis of the consolidated results of operations for the three months ended September 30, 2018, compared with the prior-year period. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Form 10-K for the year ended June 30, 2018.

Acquisition

On January 31, 2018, Meredith completed its acquisition of all the outstanding shares of Time. As a result, Time became a wholly owned subsidiary of Meredith. Since February 1, 2018, the first day of operations for the combined company, the operating results of Time have been included in the Company’s consolidated operating results. While the majority of Time’s operations are reported in Meredith’s national media segment, one business unit of Time is reported in Meredith’s local media segment and certain expenses are reported in unallocated corporate.

NATIONAL MEDIA

National media operating results were as follows:

Three months ended September 30,	2018	2017	Change
(In millions)
Advertising related
Print	$182.7	$84.6	116%
Digital	84.6	35.5	138%
Third party sales	17.1	—	—
Total advertising related	284.4	120.1	137%
Consumer related
Subscription	135.9	61.4	121%
Newsstand	39.0	10.0	290%
Affinity marketing	23.3	—	—
Licensing	23.7	10.4	128%
Digital consumer driven	6.0	4.4	36%
Total consumer related	227.9	86.2	164%
Other
Project based	9.4	30.8	(69)%
Other	21.2	1.9	1,016%
Total other	30.6	32.7	(6)%
Total revenues	542.9	239.0	127%
Operating expenses	(525.3)	(211.5)	148%
Operating profit	$17.6	$27.5	(36)%
Operating profit margin	3.2%	11.5%

Revenues
National media advertising related revenue includes all advertising in Meredith owned publication and on Meredith owned websites as well as revenue we generate selling advertising space on third-party platforms. Advertising related revenue increased $164.3 million in the first quarter of fiscal 2019. The increase in print advertising is primarily due to the addition of print advertising revenues of Time partially offset by a low-double digit decline in comparative print advertising revenues. Approximately 40 percent of the decline was due to previously announced changes to the marketing of Fit Pregnancy and Baby and Family Fun magazines. Demand was weaker for the majority of the core advertising categories. Digital advertising increased primarily due to the addition of digital advertising revenues of Time and a slight increase in comparative digital advertising revenues. The increase in third party sales is primarily due to the addition of Time.

Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Consumer related revenues increased $141.7 million in the first quarter of fiscal 2019. The increase in all categories of consumer related revenue is primarily due to the addition of Time revenues.

Total other revenues decreased 6 percent in the first quarter of fiscal 2019. Project based revenues declined primarily due to the sale of MXM in the fourth quarter of fiscal 2018. Other revenues increased primarily due to the addition of other revenues from Time.

Operating Expenses
National media operating expenses increased $313.8 million in the first quarter of fiscal 2019 primarily due to the addition of Time operating expenses of $344.3 million, which includes integration costs of $9.0 million and severance and related benefit costs of $5.8 million. These increases were partially offset by a decrease in operating expenses of MXM of $23.6 million.

Operating Profit
National media operating profit decreased 36 percent in the first quarter of fiscal 2019 primarily due to a net operating loss from Time of $7.4 million, including the integration costs and the severance and benefits costs noted above.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended September 30,	2018	2017	Change
(In millions)
Advertising related
Non-political spot	$74.9	$81.4	(8)%
Political spot	36.1	1.4	2,479%
Digital	3.9	3.7	5%
Third party sales	24.0	2.6	823%
Total advertising related	138.9	89.1	56%
Consumer related	73.3	63.4	16%
Other	2.2	1.3	69%
Total revenues	214.4	153.8	39%
Operating expenses	(146.9)	(113.5)	29%
Operating profit	$67.5	$40.3	67%
Operating profit margin	31.5%	26.2%

Revenues
Local media revenues increased 39 percent in the first quarter of fiscal 2019. Advertising related revenues increased 56 percent. Political advertising revenues totaled $36.1 million in the first quarter of the current fiscal year compared with $1.4 million in the prior-year first quarter. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues decreased 8 percent in the first quarter of fiscal 2019. Local non-political advertising revenues decreased 8 percent and national non-political advertising revenues declined 10 percent in the first quarter of fiscal 2019. Digital advertising revenues increased slightly in the first three months of fiscal 2019. Third party sales represent revenue generated through selling advertising space on third-party platforms. Third party sales increased primarily due to the addition of revenues from Time.

Consumer related revenues represent retransmission consent fees from cable, satellite, and telecommunications operators. Consumer related revenues increased primarily due to renegotiated contracts.

Operating Expenses
Local media operating expenses increased 29 percent in the first quarter of fiscal 2019 primarily due to the addition of operating expenses from Time of $18.9 million and higher programming fees paid to affiliated networks of $9.2 million.

Operating Profit
Local media operating profit increased 67 percent in the first quarter of fiscal 2019 primarily due to increased political spot advertising revenues in the quarter.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2018	2017	Change
(In millions)
Three months ended September 30,	$31.4	$11.6	171%

Unallocated corporate expenses increased $19.8 million in first quarter of fiscal 2019 primarily due to the addition of Time unallocated corporate expenses of $9.4 million, the addition of integration costs of $5.0 million, and higher payroll and related costs of $3.8 million.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses were as follows:

Three months ended September 30,	2018	2017	Change
(In millions)
Production, distribution, and editorial	$286.1	$156.6	83%
Selling, general, and administrative	336.1	170.7	97%
Acquisition, disposition, and restructuring related activities	17.1	(3.3)	n/m
Depreciation and amortization	63.7	12.6	406%
Operating expenses	$703.0	$336.6	109%
n/m - Not meaningful

Fiscal 2019 production, distribution, and editorial costs increased 83 percent in the first quarter primarily due to the addition of production, distribution, and editorial costs of Time of $136.3 million and increases in programming fees paid to affiliated networks of $9.2 million. These increases were partially offset by declines in MXM expenses of $9.6 million.

Selling, general, and administrative expenses increased 97 percent in the first quarter of fiscal 2019 primarily due to the addition of selling, general, and administrative expenses of Time of $166.3 million partially offset by a decrease in MXM expenses of $14.0 million.

Fiscal 2019 first quarter acquisition, disposition, and restructuring related activities primarily included $14.4 million of integration costs and $12.5 million of severance and related benefit costs partially offset by the recognition of the previously deferred gain on the sale of the Company's 70 percent interest in Charleston Tennis LLC. The fiscal 2018 first quarter balance represented the gain recognized at the time of sale of the Company's 70 percent interest in Charleston Tennis LLC.

Depreciation and amortization expense increased $51.1 million in the first quarter of fiscal 2019 primarily due to the addition of Time's depreciation and amortization expense.

Income from Operations
First quarter fiscal 2019 income from operations was $53.7 million whereas first quarter fiscal 2018 income from operations was $56.2 million. The $2.5 million decrease in income from operations was primarily due to an increase in restructuring expenses of $25.0 million partially offset by an increase in local media operating profit due to increased political spot advertising revenues in the quarter.

Non-operating Income, net
The increase in the first quarter fiscal 2019 non-operating income, net related primarily to gain on the sale of the Company's 30 percent interest in Charleston Tennis LLC, which was sold in September 2018.

Interest Expense, net
Net interest expense increased to $41.4 million in the fiscal 2019 first quarter compared with $5.1 million in the prior-year first quarter, due to both a higher amount of debt outstanding and higher interest rates on that debt. Average long-term debt outstanding was $3.1 billion in the first quarter of fiscal 2019 compared with $702.3 million in the prior-year first quarter. The Company's approximate weighted average interest rate was 6.4 percent in the first three months of fiscal 2019 and 3.0 percent in the first three months of 2018. The first quarter fiscal 2018 weighted average interest rate included the effects of derivative financial instruments.

Income Taxes
For the first quarter of fiscal 2019, Meredith recorded income tax expense of $3.6 million for an effective tax rate of 18.4 percent. In the prior year first quarter, the Company recorded income tax expense of $18.3 million for an effective tax rate of 35.4 percent. The effective tax rate for the three months ended September 30, 2018, was lower than the prior-year quarter primarily due to reduction in the statutory federal tax rate resulting from the Tax Cuts and Jobs Act of 2017.

Earnings from Continuing Operations and Earnings (Loss) per Common Share from Continuing Operations
For the first quarter of fiscal 2019, income from continuing operations totaled $16.0 million. Due primarily to the effects of participating dividends, the Company had a loss from continuing operations attributable to common shareholders of $3.6 million ($0.08 per diluted share) for the first quarter of fiscal 2019. Prior-year first quarter earnings from continuing operations were $33.4 million ($0.73 per diluted share). The decline in earnings from continuing operations is primarily due to the decline in income from operations as discussed above as well as the increases in amortization of intangibles and interest expense partially offset by lower income tax expense.

Earnings from Discontinued Operations, Net of Income Taxes
Earnings from discontinued operations represents the results of operations of the properties that are held-for-sale during the quarter ended September 30, 2018, including the TIME, Sports Illustrated, Fortune, and Money affiliated brands and the Company's investment in Viant Technology Inc.

The revenues and expenses for each of these properties, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Earnings titled income from discontinued operations, net of income taxes for the three-months ended September 30, 2018, as follows:

Three months ended September 30, 2018
(In millions except per share data)
Revenues	$125.5
Costs and expenses	(117.6)
Interest expense	(6.6)
Earnings before income taxes	1.3
Income taxes	(0.3)
Income from discontinued operations, net of income taxes	$1.0
Earning per common share from discontinued operations
Basic	$0.02
Diluted	0.02

Net Earnings and Earnings (Loss) per Common Share
For the first quarter of fiscal 2019, net earnings totaled $17.0 million. Due primarily to the effects of participating dividends, the Company had a net loss attributable to common shareholders of $2.6 million ($0.06 per diluted share) for the first quarter of fiscal 2019. Prior-year first quarter net earnings were $33.4 million ($0.73 per diluted share). The decrease from the prior year quarter is primarily due to the decline in income from operations as discussed above as well as the increase in interest expense partially offset by lower income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended September 30,	2018	2017
(In millions)
Net earnings	$17.0	$33.4
Cash flows provided by (used in) operating activities	$(36.0)	$50.6
Net cash provided by (used in) investing activities	4.1	(19.4)
Net cash used in financing activities	(261.2)	(25.7)
Effect of exchange rate changes	(1.7)	—
Change in cash held-for-sale	1.2	—
Net increase (decrease) in cash and cash equivalents	$(293.6)	$5.5

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of September 30, 2018, we had $346.6 million of additional available borrowings under our revolving credit facility. While there are no guarantees that we will be able to replace these new credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $293.6 million in the first three months of fiscal 2019 compared to an increase of $5.5 million in the first three months of fiscal 2018.

Operating Activities
The largest single component of operating cash inflows is cash received from advertising customers. Other sources of operating cash inflows include cash received from magazine circulation sales and other revenue generating transactions such as retransmission consent fees, affinity marketing, brand licensing, and product sales. Operating cash outflows include payments to vendors and employees and payments of interest and income taxes. Our most significant vendor payments are for production and delivery of publications and promotional mailings, broadcasting programming rights, employee benefit plans (including pension plans), and other services and supplies.

Cash used in operating activities totaled $36.0 million in the first three months of fiscal 2019 compared with cash provided by operating activities of $50.6 million in the first three months of fiscal 2018. The decrease in cash provided by operating activities was primarily due to an increase in cash paid for interest, severance and restructuring costs, and performance-based incentive payments.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or a business. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash provided by investing activities was $4.1 million in the first three months of fiscal 2019 compared to net cash used in investing activities of $19.4 million in the prior-year period primarily due to proceeds from the sale of our interest in Charleston Tennis LLC and a reduction in property, plant, and equipment additions in fiscal 2019.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, payment of dividends, and repurchases of Company stock. Net cash used in financing activities increased to $261.2 million in the three months ended September 30, 2018, from $25.7 million in the prior-year period. The increase in the use of cash flows for financing activities is due to increased debt repayments and dividends compared to fiscal 2018.

Long-term Debt
At September 30, 2018, long-term debt outstanding totaled $3.0 billion. The balance consisted of $1.6 billion under the Term Loan B and $1.4 billion in fixed rate 2026 Senior Notes.

The variable-rate credit facility includes the Term Loan B with an initial $1.8 billion of aggregate principal and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On September 30, 2018 there were no borrowings outstanding under the revolving credit facility. There were $3.4 million of standby letters of credit issued under the revolving credit facility resulting in availability of $346.6 million at September 30, 2018. The Term Loan B matures in 2025 and was originally scheduled to amortize at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest were due and payable. However, due to the principal payments of $200.0 million made in the first quarter of fiscal 2019, there are no future amortization requirements. The interest rate under the Term Loan B at September 30, 2018, was based on the London Interbank Offered Rate (LIBOR) plus 3.0 percent. The Term Loan B bore interest at a rate of 5.24 percent at September 30, 2018. The Company repriced the Term Loan B effective October 26, 2018. The new interest rate under the Term Loan B is based on LIBOR plus a spread of 2.75 percent as of the repricing date until maturity. In addition, when the Company's leverage ratio drops below 2.25 to 1, the spread will decrease to 2.50 percent. The revolving credit facility has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The 2026 Senior Notes have an aggregate principal amount of $1.4 billion maturing in 2026 with an interest rate of 6.875 percent per annum. Total outstanding principal is due at the final maturity date.

Our credit agreements include a financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at September 30, 2018, as we did not reach the required utilization level on the revolving credit line.

Contractual Obligations
As of September 30, 2018, there had been no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended June 30, 2018.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $3.2 million in the first three months of fiscal 2019 to repurchase 63,000 shares of common stock at then-current market prices. We spent $17.7 million to repurchase 299,000 shares in the first three months of fiscal 2018. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 63,000 shares of common stock purchased during the first three months of the current fiscal year, 16,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of September 30, 2018, $53.8 million remained available under the current authorization for future repurchases. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended September 30, 2018.

Dividends
Dividends paid in the first three months of fiscal 2019 on common and class B stock totaled $25.8 million, or $0.545 per share, compared with dividend payments of $23.6 million, or $0.520 per share, in the first three months of fiscal 2018. We expect to continue paying dividends on our common and class B stock. Dividends paid in the first three months of fiscal 2019 on Series A preferred stock totaled $14.0 million, or $21.49 per share.

Capital Expenditures
Investment in property, plant, and equipment totaled $7.5 million in the first three months of fiscal 2019 compared with prior-year first three months' investment of $20.6 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2018. As of September 30, 2018, the Company's critical accounting policies had not changed from June 30, 2018.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At September 30, 2018, goodwill and intangible assets totaled $3.9 billion with $3.0 billion in the national media segment and $892.4 million in the local media segment. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 5 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2018, for additional information.

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, became effective on July 1, 2018. The new guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows, but had a significant impact on our financial statement disclosures.

There were no other new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the consolidated financial statements during fiscal 2019. See Note 1 to the condensed consolidated financial statements for further detail on applicable accounting pronouncements that were adopted in the first quarter of fiscal 2019 or will be effective in future periods.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; the consequences of acquisitions and/or dispositions; and the risks associated with the Company's recent acquisition of Time, including: (1) the Company's ability to retain key personnel; (2) competitive responses to the acquisition; (3) unexpected costs, charges, or expenses resulting from the acquisition; (4) adverse reactions or changes to business relationships resulting from the acquisition; (5) the Company's ability to realize the anticipated benefits of the acquisition of Time or delays in the achievement of the anticipated benefits; (6) delays, challenges, and expenses associated with integrating the businesses; and (7) the Company's ability to comply with the terms of the debt and equity financings entered into in connection with the acquisition. Additional risks and uncertainties are described in Meredith's Form 10-K for the year ended June 30, 2018, which include a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Meredith is exposed to certain market risks as a result of our use of financial instruments, in particular the potential market value loss arising from adverse changes in interest rates. The Company does not utilize financial instruments for trading purposes and does not hold any derivative financial instruments that could expose the Company to significant market risk. Readers are referred to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Form 10-K for the year ended June 30, 2018, for a more complete discussion of these risks.

Interest Rates
We generally strive to manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At September 30, 2018, Meredith had $1.4 billion outstanding in fixed rate long-term debt. There were no earnings or liquidity risks associated with the Company's fixed rate debt. The fair value of the fixed rate debt varies with fluctuations in interest rates. A 100 basis points decrease in interest rates would have changed the fair value of the fixed-rate debt by $80.5 million at September 30, 2018.

At September 30, 2018, $1.6 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in LIBOR would increase annual interest expense by $3.6 million.

Broadcast Rights Payable
There has been no material change in the market risk associated with broadcast rights payable since June 30, 2018.

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

As discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company completed its acquisition of Time on January 31, 2018. As permitted by interpretive guidance for newly acquired businesses issued by the staff of the Securities and Exchange Commission, management has excluded the internal control over financial reporting of Time legacy systems from the evaluation of the Company’s effectiveness of its disclosure controls and procedures as of September 30, 2018. Financial information on Time's legacy systems represents 55 percent of the Company's total assets as of September 30, 2018 and 24 percent of revenues for the three-month period ended September 30, 2018. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Time. The Company has begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for changes in internal controls that we have made related to the integration of Time into the post-acquisition combined company, during the quarter ended September 30, 2018, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10-K for the year ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended September 30, 2018.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in thousands)
July 1 to July 31, 2018	1,018	$54.76	1,018	$56,100
August 1 to August 31, 2018	52,870	50.22	43,873	53,900
September 1 to September 30, 2018	9,033	51.27	1,730	53,800
Total	62,921		46,621

1
The number of shares purchased includes 1,018 shares in July 2018, 43,873 shares in August 2018, and 1,730 shares in September 2018 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

2
The number of shares purchased includes 8,997 shares in August 2018 and 7,303 shares in September 2018 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

In May 2014, Meredith announced the Board of Directors had authorized the repurchase of up to $100.0 million in additional shares of the Company's common and class B stock through public and private transactions.

For more information on the Company's common and class B share repurchase program, see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Share Repurchase Program."

Item 6.	Exhibits

10.1
Amendment No. 1 to Credit Agreement, dated as of October 26, 2018, by and among Meredith, the Guarantors, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent.

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

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 9, 2018