Form 10-Q
period 2018-12-31
MEREDITH CORP
filed 2019-02-11
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at January 31, 2019
Common shares	39,978,973
Class B shares	5,098,576
Total common and Class B shares	45,077,549

(This page has been left blank intentionally.)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2018	June 30, 2018
(In millions)
Current assets
Cash and cash equivalents	$77.1	$437.6
Accounts receivable, net	628.7	542.0
Inventories	59.6	44.2
Current portion of subscription acquisition costs	185.4	118.1
Current portion of broadcast rights	14.4	9.8
Assets held-for-sale	325.9	713.1
Other current assets	85.6	114.3
Total current assets	1,376.7	1,979.1
Property, plant, and equipment	872.5	861.4
Less accumulated depreciation	(423.1)	(377.6)
Net property, plant, and equipment	449.4	483.8
Subscription acquisition costs	134.6	61.1
Broadcast rights	8.3	18.9
Other assets	267.9	263.3
Intangible assets, net	1,927.4	2,005.2
Goodwill	1,955.6	1,915.8
Total assets	$6,119.9	$6,727.2

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders' Equity	December 31, 2018	June 30, 2018
(In millions except per share data)
Current liabilities
Current portion of long-term debt	$—	$17.7
Current portion of long-term broadcast rights payable	13.9	8.9
Accounts payable	186.2	194.7
Accrued expenses and other liabilities	338.1	410.2
Current portion of unearned revenues	409.0	360.4
Liabilities associated with assets held-for-sale	155.9	198.4
Total current liabilities	1,103.1	1,190.3
Long-term debt	2,507.4	3,117.9
Long-term broadcast rights payable	10.5	20.8
Unearned revenues	189.3	124.1
Deferred income taxes	511.2	437.0
Other noncurrent liabilities	211.4	217.0
Total liabilities	4,532.9	5,107.1

Redeemable, convertible Series A preferred stock, par value $1 per share, $1,000 per share liquidation preference	531.3	522.6

Shareholders' equity
Series preferred stock, par value $1 per share	—	—
Common stock, par value $1 per share	40.0	39.8
Class B stock, par value $1 per share	5.1	5.1
Additional paid-in capital	212.7	199.5
Retained earnings	839.1	889.8
Accumulated other comprehensive loss	(41.2)	(36.7)
Total shareholders' equity	1,055.7	1,097.5
Total liabilities, redeemable convertible preferred stock, and shareholders' equity	$6,119.9	$6,727.2

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2018	2017	2018	2017
(In millions except per share data)
Revenues
Advertising related	$488.9	$231.8	$911.6	$441.0
Consumer related	336.8	151.7	638.0	301.3
Other	27.8	34.2	60.6	68.2
Total revenues	853.5	417.7	1,610.2	810.5
Operating expenses
Production, distribution, and editorial	302.9	159.5	589.0	316.1
Selling, general, and administrative	325.9	174.4	662.0	345.1
Acquisition, disposition, and restructuring related activities	27.7	14.9	44.8	11.6
Depreciation and amortization	65.1	12.4	128.8	25.0
Impairment of long-lived assets	—	19.8	—	19.8
Total operating expenses	721.6	381.0	1,424.6	717.6
Income from operations	131.9	36.7	185.6	92.9
Non-operating income, net	5.9	0.7	13.2	1.3
Interest expense, net	(50.6)	(5.2)	(92.0)	(10.3)
Earnings from continuing operations before income taxes	87.2	32.2	106.8	83.9
Income tax benefit (expense)	(0.2)	127.2	(3.8)	108.9
Earnings from continuing operations	87.0	159.4	103.0	192.8
Loss from discontinued operations, net of income taxes	(68.4)	—	(67.4)	—
Net earnings	$18.6	$159.4	$35.6	$192.8

Earnings (loss) attributable to common shareholders	$(1.6)	$159.4	$(4.2)	$192.8

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$1.48	$3.55	$1.40	$4.30
Discontinued operations	(1.51)	—	(1.49)	—
Basic earnings (loss) per common share	$(0.03)	$3.55	$(0.09)	$4.30
Basic average common shares outstanding	45.3	44.9	45.2	44.8

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$1.43	$3.49	$1.38	$4.23
Discontinued operations	(1.44)	—	(1.43)	—
Diluted earnings (loss) per common share	$(0.01)	$3.49	$(0.05)	$4.23
Diluted average common shares outstanding	47.3	45.6	47.3	45.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Six Months
Periods ended December 31,	2018	2017	2018	2017
(In millions)
Net earnings	$18.6	$159.4	$35.6	$192.8
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	0.4	0.3	0.8	0.7
Unrealized foreign currency translation loss	(3.0)	—	(5.3)	—
Unrealized gain on interest rate swaps	—	0.7	—	0.9
Other comprehensive income (loss), net of income taxes	(2.6)	1.0	(4.5)	1.6
Comprehensive income	$16.0	$160.4	$31.1	$194.4

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	$39.8	$5.1	$199.5	$889.8	$(36.7)	$1,097.5
Net earnings	—	—	—	17.0	—	17.0
Other comprehensive loss, net of income taxes	—	—	—	—	(1.9)	(1.9)
Shares issued under incentive plans, net of forfeitures	0.2	—	0.9	—	—	1.1
Purchases of Company stock	(0.1)	—	(3.1)	—	—	(3.2)
Share-based compensation	—	—	10.2	—	—	10.2
Dividends paid
Common stock ($0.545 dividend per share)	—	—	—	(23.0)	—	(23.0)
Class B stock ($0.545 dividend per share)	—	—	—	(2.8)	—	(2.8)
Series A preferred stock ($21.49 dividend per share)	—	—	—	(14.0)	—	(14.0)
Accretion of Series A preferred stock	—	—	—	(4.3)	—	(4.3)
Cumulative effect adjustment for adoption of Accounting Standards Update 2014-09	—	—	—	2.4	—	2.4
Balance at September 30, 2018	39.9	5.1	207.5	865.1	(38.6)	1,079.0
Net earnings	—	—	—	18.6	—	18.6
Other comprehensive loss, net of income taxes	—	—	—	—	(2.6)	(2.6)
Shares issued under incentive plans, net of forfeitures	0.1	—	1.3	—	—	1.4
Purchases of Company stock		—	(1.8)	—	—	(1.8)
Share-based compensation	—	—	5.7	—	—	5.7
Dividends paid
Common stock ($0.545 dividend per share)	—	—	—	(23.1)	—	(23.1)
Class B stock ($0.545 dividend per share)	—	—	—	(2.8)	—	(2.8)
Series A preferred stock ($22.19 dividend per share)	—	—	—	(14.4)	—	(14.4)
Accretion of Series A preferred stock	—	—	—	(4.3)	—	(4.3)
Balance at December 31, 2018	$40.0	$5.1	$212.7	$839.1	$(41.2)	$1,055.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Continued)
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2017	$39.4	$5.1	$54.8	$915.7	$(19.0)	$996.0
Net earnings	—	—	—	33.4	—	33.4
Other comprehensive income, net of income taxes	—	—	—	—	0.6	0.6
Stock issued under various incentive plans, net of forfeitures	0.5	—	11.5	—	—	12.0
Purchases of Company stock	(0.3)	—	(17.4)	—	—	(17.7)
Share-based compensation	—	—	6.7	—	—	6.7
Dividends paid
Common stock ($0.520 dividend per share)	—	—	—	(20.9)	—	(20.9)
Class B stock ($0.520 dividend per share)	—	—	—	(2.7)	—	(2.7)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	1.0	(0.6)	—	0.4
Balance at September 30, 2017	39.6	5.1	56.6	924.9	(18.4)	1,007.8
Net earnings	—	—	—	159.4	—	159.4
Other comprehensive income, net of tax	—	—	—	—	1.0	1.0
Stock issued under various incentive plans, net of forfeitures	0.1	—	5.7	—	—	5.8
Purchases of Company stock	(0.1)	—	(6.8)	—	—	(6.9)
Share-based compensation	—	—	3.4	—	—	3.4
Dividends paid
Common stock ($0.520 dividend per share)	—	—	—	(21.1)	—	(21.1)
Class B stock ($0.520 dividend per share)	—	—	—	(2.6)	—	(2.6)
Balance at December 31, 2017	$39.6	$5.1	$58.9	$1,060.6	$(17.4)	$1,146.8

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended December 31,	2018	2017
(In millions)
Cash flows from operating activities
Net earnings	$35.6	$192.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	51.2	15.8
Amortization	77.6	9.2
Share-based compensation	15.9	10.1
Deferred income taxes	68.5	(122.1)
Amortization of original issue discount and debt issuance costs	4.4	—
Amortization of broadcast rights	10.2	9.6
Payments for broadcast rights	(9.6)	(10.6)
Gain on sale of assets	(12.3)	(3.3)
Loss on extinguishment of debt	15.1	—
Write-down of impaired assets	—	19.8
Other operating activities, net	(0.1)	(2.1)
Changes in assets and liabilities	(197.1)	(19.0)
Net cash provided by operating activities	59.4	100.2
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(1.7)	(3.0)
Proceeds from disposition of assets, net of cash sold	347.8	2.2
Additions to property, plant, and equipment	(17.0)	(28.8)
Other	—	0.7
Net cash provided by (used in) investing activities	329.1	(28.9)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	60.0
Repayments of long-term debt	(646.9)	(61.3)
Dividends paid	(80.1)	(47.3)
Purchases of Company stock	(5.0)	(24.6)
Proceeds from common stock issued	2.5	17.8
Payment of acquisition-related contingent consideration	(19.3)	(3.2)
Net cash used in financing activities	(748.8)	(58.6)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	—
Change in cash in assets held-for-sale	0.4	—
Net increase (decrease) in cash and cash equivalents	(360.5)	12.7
Cash and cash equivalents at beginning of period	437.6	22.3
Cash and cash equivalents at end of period	$77.1	$35.0

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

The financial position and operating results of the Company's foreign operations are consolidated using primarily the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of accumulated other comprehensive loss.

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

The condensed consolidated financial statements as of December 31, 2018, and for the three and six months ended December 31, 2018 and 2017, are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of June 30, 2018, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassification—Certain prior year amounts have been reclassified to conform to the fiscal 2019 presentation.

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

The Company adopted the standard, including all updates made to the standard since original issuance, on July 1, 2018, using the modified retrospective method. The standard was applied to all contracts open as of July 1, 2018. The cumulative prior period effect of applying ASC 606 was $2.4 million, which resulted in an increase to retained earnings upon adoption.

The standard does not change the timing or pattern of revenue recognition for most of the Company's revenue contracts with the exception of contracts with value-added items or those that require combination under the standard. Refer to Note 11 for further discussion on the impacts of the adoption of this accounting standard.

The Company utilized various practical expedients offered by the guidance in our implementation. For the Company's contracts that have an original duration of twelve months or less, the Company does not impute interest to account for a financing element. For all contracts with an original term of twelve months or less and for performance obligations tied to sales-based or usage-based royalties, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. Finally, consistent with historical practice, the Company excludes amounts collected from customers for sales taxes from its transaction prices.

ASU 2016-01—In January 2016, the FASB issued guidance to improve and simplify accounting for financial instruments. The updated guidance includes several provisions that are not applicable to the Company’s consolidated financial statements with the exception of changes to fair value disclosures. Under the new guidance, public entities are no longer required to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the balance sheet. It also requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes. The guidance was adopted in the first quarter of fiscal 2019. The adoption of this guidance required a change in the Company's disclosures only and did not have an impact on the Company's financial position, results of operations, or cash flows.

ASU 2016-15—In August 2016, the FASB issued an accounting standards update clarifying the classification of certain cash receipts and payments in the statement of cash flows. The update is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. The update was effective beginning in the first quarter of fiscal 2019 and was adopted retrospectively as required by the ASU.

As a result of the update, the Company reclassified a cash outflow of $0.8 million from financing activities to operating activities related to contingent considerations paid in excess of that recognized as a liability on the date of acquisition and reclassified a cash inflow of $0.7 million from operating activities to investing activities related to cash proceeds from corporate owned life insurance in the six months ended December 31, 2017. The update will not have a material impact on the classification of future cash flows.

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

As required by the standard, the Company adopted the update on July 1, 2018, retrospectively to July 1, 2016, which resulted in an increase in production, distribution, and editorial expenses of $0.8 million and $1.6 million and a decrease in selling, general, and administrative expenses of $0.2 million and $0.4 million, for the three and six months ended December 31, 2017, respectively. For the three and six months ended December 31, 2017, non-operating income, net was increased by $0.6 million and $1.2 million, respectively. The Company elected the practical expedient allowed by the update and utilized previously disclosed components of net periodic benefit costs from the pension and other postretirement benefit plan note in the June 30, 2018, Form 10-K. For the three and six months ended December 31, 2018, the implementation of this guidance resulted in an increase in selling, general, and administrative expenses and an increase in non-operating income, net of $3.9 million and $7.8 million, respectively, compared to that which would have been reported under previous guidance.

ASU 2017-09—In May 2017, the FASB issued additional guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under this guidance, an entity does not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions, and classification as an equity or liability instrument are the same immediately before and after the change. This guidance was adopted in the first quarter of fiscal 2019. The adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements.

ASU 2018-15—In August 2018, the FASB issued guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The guidance is effective for the Company beginning in the first quarter of fiscal 2021 with early adoption permitted. The amendments in the update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance prospectively, effective July 1, 2018. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. Specifically, the final rule modifies or eliminates disclosures that are redundant, duplicative, overlapping, outdated, or superseded in light of other SEC or U.S. GAAP disclosure requirements or changes in the information environment. Several aspects of the final rule are applicable to the Company but do not have a material impact on the Company's consolidated financial statements. The amendments were effective November 5, 2018, and were implemented in the first quarter of fiscal 2019.

Pending Accounting Pronouncements—

ASU 2016-02—In February 2016, the FASB issued an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. This standard is required to be applied using a modified retrospective approach, which gives the option of applying the new guidance as of the effective date with enhanced disclosure requirements for comparative periods presented under prior lease guidance, or applying the new standard at the beginning of the earliest comparative period presented. The FASB continues to issue amendments to further clarify provisions of this guidance. The standard, including the amendments made since initial issuance, is effective for the Company beginning July 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. As such, the Company is currently evaluating the effect the guidance will have on the Company's consolidated financial statements.

ASU 2018-13—In August 2018, the FASB issued an accounting standards update which changes the fair value measurement disclosure requirements. The update removes, modifies, and adds certain additional disclosures. The effective date is the first quarter of fiscal 2021, with early adoption permitted for any eliminated or modified disclosures. The adoption of this guidance requires a change in disclosures only and is not expected to have an impact on the Company's consolidated financial statements.

ASU 2018-14—In August 2018, the FASB issued an accounting standards update which adds, removes, and modifies disclosure requirements related to defined benefit pension and other postretirement plans. The update amends only annual disclosure requirements. Retrospective adoption of the update is required in fiscal 2022 with early adoption permitted. The adoption of this guidance requires a change in disclosures only and is not expected to have an impact on the Company's consolidated financial statements.

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

In the first six months of fiscal 2019, the Company recorded purchase price allocation adjustments relating to the Time acquisition that increased goodwill by $38.9 million, reduced assets held-for-sale by $32.6 million and increased deferred income tax liabilities by $6.3 million. These adjustments resulted from new information about facts and circumstances that existed at the time of the acquisition. Estimated fair values of assets held-for-sale are preliminary and are expected to be finalized upon completion of the sales, which are expected to occur within fiscal 2019. See additional information for assets held-for-sale in Note 4.

3. Inventories

Major components of inventories are summarized below.

(In millions)	December 31, 2018	June 30, 2018
Raw materials	$39.7	$32.1
Work in process	17.5	9.6
Finished goods	2.4	2.5
Inventories	$59.6	$44.2

4. Assets Held for Sale, Discontinued Operations, and Dispositions

Assets Held-for-Sale and Discontinued Operations

The Company announced after the acquisition of Time that it was exploring the sale of the TIME, Sports Illustrated, Fortune, and Money and affiliated brands and its investment in Viant Technology LLC (Viant). The TIME and Fortune brands were sold during the second quarter of fiscal 2019. Management expects sales of the remaining brands and Viant to close during fiscal 2019.

In accordance with accounting guidance, a business that, on acquisition, or within a short period following the acquisition (usually within three months), meets the criteria to be classified as held-for-sale is considered a discontinued operation. As all of the required criteria for held-for-sale classification were met, the assets and liabilities related to these operations were included as assets held-for-sale and liabilities associated with assets held-for-sale in the Condensed Consolidated Balance Sheets as of June 30, 2018. As the sale of the TIME and Fortune brands closed during the second quarter of fiscal 2019, only the assets and liabilities of Sports Illustrated and affiliated brands, Money, and Viant were included in assets held-for-sale and liabilities associated with assets held-for-sale as of December 31, 2018. The assets and liabilities that are deemed held-for-sale are classified as current based on the anticipated disposal date. The revenue and expenses of those brands and Viant for the periods held for sale were included in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings. All discontinued operations relate to the national media segment.

The following table presents the major components which are included in assets held-for-sale and liabilities associated with assets held-for-sale.

(in millions)	December 31, 2018	June 30, 2018
Current assets
Cash and cash equivalents	$2.7	$2.3
Accounts receivable, net	72.6	94.6
Inventories	0.4	1.1
Other current assets	33.7	9.4
Total current assets	109.4	107.4
Net property, plant, and equipment	12.3	14.1
Other assets	15.3	1.0
Intangible assets, net	46.1	113.1
Goodwill	142.8	477.5
Total assets held-for-sale	$325.9	$713.1

Current liabilities
Accounts payable	$36.9	$45.2
Accrued expenses and other liabilities	11.3	15.1
Current portion of unearned revenues	71.5	109.4
Total current liabilities	119.7	169.7
Unearned revenues	35.7	28.0
Other noncurrent liabilities	0.5	0.7
Total liabilities associated with assets held-for-sale	$155.9	$198.4

The Company does not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense and extinguishment loss related to the debt that was repaid with the proceeds from the sales of the TIME and Fortune brands and interest expense on debt that will be repaid with the proceeds from the sales of the Sports Illustrated and affiliated brands, Money, and the investment in Viant.

Amounts applicable to discontinued operations in the Condensed Consolidated Statements of Earnings are as follows:

Periods ended December 31, 2018,	Three Months	Six Months
(In millions except per share data)
Revenues	$132.8	$258.3
Costs and expenses	(112.5)	(230.1)
Interest expense	(9.5)	(16.1)
Earnings before income taxes	10.8	12.1
Income taxes	(79.2)	(79.5)
Loss from discontinued operations, net of income taxes	$(68.4)	$(67.4)
Loss per share from discontinued operations
Basic	$(1.51)	$(1.49)
Diluted	(1.44)	(1.43)

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the six months ended December 31, 2018. Share-based compensation expense related to discontinued operations of $1.4 million is included in the calculation of net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018.

Dispositions

On October 31, 2018, Meredith closed on the sale of the TIME brand to an unrelated third party for $190.0 million in cash. On December 21, 2018, Meredith closed on the sale of the Fortune brand to an unrelated third party for $150.0 million in cash. As the assets and liabilities disposed of were classified as held for sale and recorded at a fair value equal to the selling price, there were no pre-tax gains or losses recognized on the sales. Meredith will continue to provide accounting, finance, human resources, information technology, and other similar support services for a short period of time under Transition Services Agreements (TSA) with each buyer. In addition, Meredith will continue to provide consumer marketing, subscription fulfillment, paper purchasing, printing, and other services under Outsourcing Agreements (OA) with each buyer. The services to be performed under the OAs have varying terms ranging from 1 to 5 years. Income of $1.0 million, earned from performing services under the OAs, is recorded in the other revenue line while income of $2.5 million earned from performing services under the TSAs is recorded as a reduction of selling, general, and administrative expenses line in the Condensed Consolidated Statements of Earnings for the three months ended December 31, 2018.

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

In September 2018, Meredith sold its remaining 30 percent interest in Charleston Tennis LLC to an unrelated third party. In return, Meredith received cash of $13.3 million, of which $5.1 million was for the Company's remaining 30 percent interest and $8.2 million was repayment of the principal and interest accrued on the note receivable recorded upon the Company's sale of a 70 percent interest in July 2017. The Company recognized a gain on the sale of $10.4 million, of which $4.1 million represented a gain on the Company's 30 percent interest and is recorded in the non-operating income, net line of the Condensed Consolidated Statements of Earnings, while the remainder is recorded in the acquisition, disposition, and restructuring related activities line of the Condensed Consolidated Statements of Earnings, as such represents recovery of a previously impaired note receivable.

5. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	December 31, 2018			June 30, 2018
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
subject to amortization
National media
Advertiser relationships	$213.4	$(66.8)	$146.6	$212.3	$(41.1)	$171.2
Publisher relationships	125.0	(16.4)	108.6	125.0	(7.4)	117.6
Partner relationships	95.0	(14.6)	80.4	95.0	(6.6)	88.4
Customer relationships	67.5	(30.2)	37.3	67.5	(14.0)	53.5
Other	22.0	(13.5)	8.5	22.0	(11.9)	10.1
Local media
Network affiliation agreements	229.3	(151.9)	77.4	229.3	(148.6)	80.7
Advertiser relationships	12.5	(3.8)	8.7	25.0	(3.5)	21.5
Retransmission agreements	27.9	(17.0)	10.9	27.9	(14.9)	13.0
Other	1.7	(1.0)	0.7	1.7	(0.8)	0.9
Total	$794.3	$(315.2)	479.1	$805.7	$(248.8)	556.9
Intangible assets not
subject to amortization
National media
Trademarks			765.3			765.3
Internet domain names			7.8			7.8
Local media
FCC licenses			675.2			675.2
Total			1,448.3			1,448.3
Intangible assets, net			$1,927.4			$2,005.2

Amortization expense was $77.6 million and $9.2 million for the six months ended December 31, 2018, and 2017, respectively. Annual amortization expense for intangible assets is expected to be as follows: $155.0 million in fiscal 2019, $140.3 million in fiscal 2020, $86.9 million in fiscal 2021, $41.0 million in fiscal 2022, and $39.0 million in fiscal 2023.

Changes in the carrying amount of goodwill were as follows:

Six months ended December 31,	2018			2017
(In millions)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period
Goodwill	$1,800.0	$115.8	$1,915.8	$943.8	$80.6	$1,024.4
Accumulated impairment losses	—	—	—	(116.9)	—	(116.9)
Total goodwill	1,800.0	115.8	1,915.8	826.9	80.6	907.5
Activity during the period
Acquisition adjustments	38.9	0.9	39.8	0.1	—	0.1
Balance at end of period
Goodwill	1,838.9	116.7	1,955.6	943.9	80.6	1,024.5
Accumulated impairment losses	—	—	—	(116.9)	—	(116.9)
Total goodwill	$1,838.9	$116.7	$1,955.6	$827.0	$80.6	$907.6

6. Restructuring Accrual

During fiscal 2018 and the six months of 2019, management committed to and continued to execute upon several performance improvement plans, including those related to the integration of Time as well as other smaller restructurings.

As part of the Company's plan to realize cost synergies from the Time acquisition, management committed to a performance improvement plan to reduce headcount, which is anticipated to be substantially complete by January 2019. In addition to the Time acquisition related plan under which restructuring costs continue to be incurred in fiscal 2019, additional performance improvement plans were made and executed upon in the first quarter of fiscal 2019 related to the strategic decisions to merge Cooking Light magazine with EatingWell, transition Coastal Living from a subscription magazine to a special interest publication, to consolidate much of the local media's digital advertising functions with MNI Targeted Media, and to outsource newsstand sales and marketing operations. During the second quarter of fiscal 2019, the Company completed the closure of Time Customer Service (TCS) and substantially completed consolidating New York office space. The fiscal 2019 performance improvement plans affected approximately 250 people, approximately 175 in the national media segment, approximately 25 in the local media segment, and the remainder in unallocated corporate. In connection with these plans, in the second quarter and first six months of fiscal 2019, the Company recorded pre-tax restructuring charges of $22.8 million and $35.3 million, respectively, for severance and related benefit costs related to the involuntary termination of employees and $7.6 million and $17.7 million, respectively, in other accruals related primarily to the closure of TCS and the consolidation of office space. These costs are recorded in the acquisition, disposition, and restructuring related activities line of the Condensed Consolidated Statements of Earnings.

Details of the severance and related benefit costs by segment for this performance improvement plan are as follows:

	Three Months	Six Months
Periods ended December 31, 2018,	Amount Accrued in the Period	Amount Accrued in the Period	Total Amount Expected to be Incurred
(in millions)
National media	$17.3	$23.3	$23.9
Local media	0.2	1.7	2.2
Unallocated Corporate	5.3	10.3	10.3
	$22.8	$35.3	$36.4

During the second quarter of fiscal 2018, management committed to a performance improvement plan including the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather including it as a feature within Parents magazine and other restructurings. These actions resulted in selected workforce reductions primarily in the national media group. In connection with this plan, the Company recorded pre-tax restructuring charges totaling $3.1 million including $3.0 million for severance and related benefit costs related to the involuntary termination of employees and other write-downs of $0.1 million. The majority of severance costs were paid out by December 31, 2018. The plan affected approximately 90 employees. These costs are recorded in the acquisition, disposition, and restructuring related activities line of the Condensed Consolidated Statements of Earnings.

Details of changes in the Company's restructuring accrual are as follows:

	Employee Terminations	Other Exit Costs	Total	Employee Terminations
Six months ended December 31,	2018	2018	2018	2017
(In millions)
Balance at beginning of period	$101.3	$6.3	$107.6	$8.7
Accruals	35.3	17.7	53.0	3.0
Cash payments	(51.3)	(11.0)	(62.3)	(5.0)
Other accruals	(1.5)	—	(1.5)	—
Reversal of excess accrual	(4.1)	(1.5)	(5.6)	(0.3)
Balance at end of period	$79.7	$11.5	$91.2	$6.4

As of December 31, 2018, of the $91.2 million liability, $81.6 million was classified as current liabilities on the Condensed Consolidated Balance Sheet, with the remaining $9.6 million classified as noncurrent liabilities. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and relate primarily to severance costs.

7. Long-term Debt

Long-term debt consisted of the following:

	December 31, 2018			June 30, 2018
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due 1/31/2025	$1,277.5	$(20.3)	$1,257.2	$1,795.5	$(33.4)	$1,762.1
Revolving credit facility of $350 million, due 1/31/2023	—	—	—	—	—	—
Senior Unsecured Notes
6.875% senior notes, due 2/1/2026	1,272.9	(22.7)	1,250.2	1,400.0	(26.5)	1,373.5
Total long-term debt	2,550.4	(43.0)	2,507.4	3,195.5	(59.9)	3,135.6
Current portion of long-term debt	—	—	—	(18.0)	0.3	(17.7)
Long-term debt	$2,550.4	$(43.0)	$2,507.4	$3,177.5	$(59.6)	$3,117.9

The variable-rate senior credit facility term loan (Term Loan B) matures in 2025 and was originally scheduled to amortize at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest are due and payable. However, as $200.0 million was paid on the Term Loan B in the first quarter of fiscal 2019, there are no future amortization requirements under the credit agreement.

Additional payments totaling $318.0 million were made on the Term Loan B in the second quarter of fiscal 2019. In addition to the Term Loan B repayments that occurred in the first half of fiscal 2019, the Company also repurchased $127.1 million of its senior unsecured notes maturing in 2026 (2026 Senior Notes). These payments were all made in advance of scheduled maturities and thus were considered extinguishments of the debt. Therefore, as a result of these prepayments, an extinguishment loss of $13.0 million was recognized in the second quarter of fiscal 2019. This extinguishment loss included a premium paid on the repurchase of the 2026 Senior Notes of $1.8 million.

The original interest rate under the Term Loan B was based on the London Interbank Offered Rate (LIBOR) plus a spread of 3.0 percent. The Company repriced the Term Loan B effective October 26, 2018. The new interest rate under the Term Loan B is based on LIBOR plus a spread of 2.75 percent as of the repricing date until maturity or when the Company's leverage ratio drops below 2.25 to 1, at which time the spread will decrease to 2.5 percent.

The accounting for the repricing of the Term Loan B was evaluated on a creditor-by-creditor basis to determine whether the transaction should be accounted for as a modification or extinguishment. Certain creditors chose not to participate in the repricing and ceased being creditors of the Company. As a result of these extinguishments, the Company recorded a debt extinguishment loss of $2.1 million in the second quarter of fiscal 2019 to write off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction was accounted for as a modification because on a creditor-by-creditor basis, the difference between the present value of the cash flows to those creditors before and after the repricing was less than 10 percent.

Of the total debt extinguishment loss of $15.1 million, $9.3 million is recorded in the interest expense, net line on the Condensed Consolidated Statements of Earnings. The remaining $5.8 million is recorded in the loss from discontinued operations, net of income taxes line on the Condensed Consolidated Statements of Earnings as this portion of the extinguishment loss related to debt repaid with the proceeds from the sale of assets held-for-sale. Refer to Note 4 for further discussion.

8. Income Taxes

For the second quarter and first six months of fiscal 2019, Meredith recorded tax expense on earnings from continuing operations of $0.2 million and $3.8 million, respectively. This compares to a tax benefit recorded by the Company of $127.2 million and $108.9 million for the second quarter and first six months of fiscal 2018, respectively.

During the second quarter of fiscal 2019, the Company engaged in a restructuring of its international operations for United States (U.S.) tax purposes, triggering deductions that resulted in a $23.5 million permanent U.S. tax benefit, which decreased income tax expense in the second quarter and first six months of fiscal 2019. In addition, the effective tax rate for the six months ended December 31, 2018, was lower than the prior-year period primarily due to reduction in the statutory federal tax rate resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act).

Also as a result of the Tax Reform Act, Meredith remeasured its deferred tax assets, deferred tax liabilities, and tax reserves during second quarter of fiscal 2018, which resulted in a net tax benefit being recorded in the prior-year periods.

In December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) No. 118, which provides guidance regarding how a company is to reflect provisional amounts when necessary information is not yet available, prepared, or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Reform Act. The Company accounted for the effects of the Tax Reform Act in its fiscal 2018 second quarter. During the six months ended December 31, 2018, the Company did not make any adjustments to the provisional estimates previously recorded as a result of the Tax Reform Act. The measurement period allowed by SAB 118 is now closed.

9. Commitments and Contingencies

Lease Guarantee

In March 2018, the Company sold Time Inc. (UK) Ltd. (TIUK), a United Kingdom (U.K.) multi-platform publisher. In connection with the sale of TIUK, the Company recognized a liability in other noncurrent liabilities in connection with a lease of office space in the U.K. through December 31, 2025, which is guaranteed by the Company. The lease guarantee liability is being amortized into earnings over the life of the lease. The carrying value of the lease guarantee was $8.3 million at December 31, 2018. The Company is only obligated to pay for the lease guarantee in the event that TIUK fails to perform under the lease agreement. If TIUK fails to perform under the lease agreement, the maximum lease guarantee obligation for which the Company would be liable is approximately $71.0 million as of December 31, 2018. The Company has assessed that it is unlikely that TIUK will not perform its obligations under the lease.

The Company guarantees two other leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those leases, which is recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets, was $2.9 million at December 31, 2018, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements is $16.2 million. The Company has assessed that it is unlikely that the primary obligors will not perform their obligations under the leases.

Legal Proceedings

In the ordinary course of business, the Company is a defendant in or party to various legal claims, actions, and proceedings. These claims, actions, and proceedings are at varying stages of investigation, arbitration, or adjudication, and involve a variety of areas of law. Time, which is now a wholly-owned subsidiary, previously reported on, and the Company updates below, the following legal proceedings.

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

The Company establishes an accrued liability for specific matters, such as a legal claim, when the Company determines that both a loss is probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. In view of the inherent difficulty of predicting the outcome of litigation, claims, and other matters, the Company often cannot predict what the eventual outcome of a pending matter will be, or what the timing or results of the ultimate resolution of a matter will be. Accordingly, for the matters described above, the Company is unable to predict the outcome or reasonably estimate a range of possible loss.

10. Fair Value Measurements

The Company estimates the fair value of financial instruments using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts the Company would realize upon disposition.

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	December 31, 2018		June 30, 2018
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$24.4	$22.3	$29.7	$27.4
Total long-term debt	2,507.4	2,486.7	3,135.6	3,179.8

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt is based on information obtained from a non-active market, therefore is included as a Level 2 measurement.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In millions)	December 31, 2018	June 30, 2018
Accrued expenses and other liabilities
Contingent consideration	$5.1	$24.6
Deferred compensation plans	4.5	8.4
Other noncurrent liabilities
Contingent consideration	0.9	0.8
Deferred compensation plans	18.7	21.0

The fair value of deferred compensation plans is derived from quotes from observable market information, and thus represents a Level 2 measurement. The fair value of contingent consideration is based on significant inputs not observable in the market and thus represent a Level 3 measurement.

Details of changes in the Level 3 fair value of contingent consideration, corporate airplanes that were held-for-sale, and certain trademarks are as follows:

Six months ended December 31,	2018	2017
(in millions)
Contingent consideration
Balance at beginning of period	$25.4	$34.2
Payments	(19.3)	(4.0)
Fair value adjustment of contingent consideration	(0.1)	(1.3)
Balance at end of period	$6.0	$28.9

Corporate airplanes, held-for-sale
Balance at beginning of period	$—	$1.9
Sale of corporate airplanes	—	(1.9)
Balance at end of period	$—	$—

Trademarks [1]
Balance at beginning of period	$—	$55.7
Impairment	—	(19.8)
Balance at end of period	$—	$35.9

[1]  Represents the fair value of certain national media trademarks as of December 31, 2017, which were partially impaired during the second quarter of fiscal 2018. These trademarks are not considered to be measured at fair market value as of December 31, 2018.

The fair value adjustment of contingent consideration is the change in the estimated earn out payments based on projections of performance and the amortization of the present value discount. The fair value adjustment of contingent consideration is included in the selling, general, and administrative line on the Condensed Consolidated Statements of Earnings.

The Company had two corporate airplanes which were marked to fair value in fiscal 2016 when the Company committed to a plan to sell them. The final sale took place in the first quarter of fiscal 2018.

During the second quarter of fiscal 2018, Meredith made the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather including it as a feature within Parents magazine. This decision was determined to be a triggering event requiring Meredith to evaluate the trademarks within the Parents Network for impairment. The fair value of the trademarks is determined based on significant inputs not observable in the market. The reduction in advertising revenue caused by the change to Fit Pregnancy and Baby magazine, as well as updated revenue projections for the Parents Network resulted in an impairment to the trademarks. As such, during the second quarter of fiscal 2018, the national media segment recorded a non-cash impairment charge of $19.8 million to partially impair the trademarks within the Parents Network. This impairment charge is recorded in the impairment of long-lived assets line in the Condensed Consolidated Statements of Earnings.

11. Revenue Recognition

Meredith disaggregates revenue from contracts with customers by types of goods and services. A reconciliation of disaggregated revenue to segment revenue (as provided in Note 15) is as follows.

Three months ended December 31, 2018	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$164.9	$—	$—	$164.9
Non-political spot	—	87.6	—	87.6
Political spot	—	65.8	—	65.8
Digital	122.0	4.0	—	126.0
Third party sales	16.1	28.7	(0.2)	44.6
Total advertising related	303.0	186.1	(0.2)	488.9
Consumer related
Subscription	162.9	—	—	162.9
Retransmission	—	74.1	—	74.1
Newsstand	43.3	—	—	43.3
Affinity marketing	22.7	—	—	22.7
Licensing	23.0	—	—	23.0
Digital consumer driven	10.8	—	—	10.8
Total consumer related	262.7	74.1	—	336.8
Other
Projects based	13.5	—	—	13.5
Other	12.1	2.2	—	14.3
Total other	25.6	2.2	—	27.8
Total revenues	$591.3	$262.4	$(0.2)	$853.5

Six months ended December 31, 2018	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$347.6	$—	$—	$347.6
Non-political spot	—	162.5	—	162.5
Political spot	—	101.9	—	101.9
Digital	206.6	7.9	—	214.5
Third party sales	33.2	52.7	(0.8)	85.1
Total advertising related	587.4	325.0	(0.8)	911.6
Consumer related
Subscription	298.8	—	—	298.8
Retransmission	—	147.4	—	147.4
Newsstand	82.3	—	—	82.3
Affinity marketing	46.0	—	—	46.0
Licensing	46.7	—	—	46.7
Digital consumer driven	16.8	—	—	16.8
Total consumer related	490.6	147.4	—	638.0
Other
Projects based	22.9	—	—	22.9
Other	33.3	4.4	—	37.7
Total other	56.2	4.4	—	60.6
Total revenues	$1,134.2	$476.8	$(0.8)	$1,610.2

As a result of the adoption of ASC 606, the Company determined that certain barter revenue and expense will no longer be recognized. As a result, $1.9 million of the current portion of broadcast rights and the current portion of broadcast rights payable and $8.2 million of the noncurrent portion of broadcast rights and the noncurrent portion of broadcast rights payable were written off in the first quarter of fiscal 2019. Other impacts from the adoption of ASC 606 on the condensed consolidated financial statements were immaterial.

CONTRACT BALANCES

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $360.9 million at July 1, 2018 and $409.0 million at December 31, 2018, and are presented as current portion of unearned revenues on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $124.1 million and $189.3 million at July 1, 2018 and December 31, 2018, respectively, and are reflected as unearned revenues on the Condensed Consolidated Balance Sheets. Subscription revenue of $217.2 million recognized in the six months ended December 31, 2018, was in contract liabilities at the beginning of the period. An additional $1.9 million of revenue recognized in the first half of fiscal 2019 was related to the liability balance as of the beginning of the period.

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

Digital Advertising—The Company sells digital advertising inventory on its websites directly to advertisers or through advertising agencies. The Company’s performance obligations related to digital advertising are generally satisfied when the advertisement is run on owned or operated websites. The price for digital advertising is determined by an agreed-upon pricing model such as CPC (cost per click), CPM (cost per 1,000 impressions), or flat fees. Revenue from the sale of digital advertising space is recognized when the advertisements are delivered based on the respective pricing model or ratably over the contract period for flat fee advertisements. The customer is invoiced the agreed-upon price in the month following the month that the advertisements are delivered with normal trade terms. The agreed upon price is adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, digital advertising contracts may include a guaranteed number of impressions and sales incentives to its customers including volume discounts, rebates, value added impressions, etc. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration and factors in such an estimate when determining the transaction price.

Third-Party Sales—The Company sells a variety of advertising products to our advertising customers that are placed on third-party platforms. The Company’s performance obligations related to these sales are generally satisfied, and revenue is recognized, when the advertisement is run by the third parties, or a print product is placed on-sale, due to the Company's obligation to reach a targeted audience demographic. The transaction price represents the cost of the purchased media plus a mark-up. The customer is invoiced the agreed-upon price shortly after the advertisements appear under normal trade terms. The agreed upon price is adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, contracts may include guaranteed audience targets and a number of sales incentives to its customers including volume discounts, rebates, value added impressions, etc. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration in determining the transaction price.

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

Licensing—Meredith has entered into various licensing agreements that provide third-party partners the right to utilize the Company’s intellectual property. Licensing agreements include both symbolic and functional licenses. Symbolic licenses include direct-to-retail partnerships that create branded products based on the national media brands, a branded real estate program, and international magazine partnerships. Functional licenses in national media consist of content licensing. Revenues from symbolic licenses are in the form of a royalty based on the sale or usage of the branded product, which is recognized over time when the sale or use occurs under the sales or usage-based royalty exception. Revenues from functional licenses are recognized at a point-in-time when access to the completed content is granted to the partner.

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

Projects Based—Meredith’s national media segment contains several business lines that are business-to-business and project based. Such revenue may relate to any one or combination of the following activities; custom publishing, content strategy and development, email marketing, social media, database marketing, and search engine optimization. Revenue earned under the OA with the purchasers of the TIME and Fortune brands is also considered to be projects based. The products and services delivered under these contracts are customized to each client and therefore, do not have alternative uses to Meredith or other clients. As a result, revenue under such contracts are generally recognized over time based on project milestones until the delivery of the final product to the customer.

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

Finally, revenue from acquisition of subscribers to non-Meredith magazine titles by the Company's affinity marketers is recognized at a point-in-time, once the subscriber name has been provided to the third-party publisher. Similarly, revenue from commission-based digital consumer generated sources is recognized at a point-in-time once Meredith has fulfilled its obligation to connect a consumer to a third-party product or service.

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

The Company made various judgments that affect the amount and timing of revenue from contracts with customers. Judgments exercised in determining the transaction price and satisfaction of performance obligations are discussed within this note.

Determining the Transaction Price—Certain advertising contracts contain variable components of the transaction price, such as volume discounts and rebates. Meredith has sufficient historical data and has established processes to reliably estimate these variable components of the transaction price.

Certain spot advertising contracts contain a guarantee of ratings performance that requires Meredith to compensate the advertiser with additional advertising if the guaranteed ratings are not met. Meredith has established a reserve based on the rating points due advertisers at the end of each fiscal quarter valued at the average station cost per point.

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

Revenue from symbolic licenses is based on a percentage of revenue generated through the sale of the branded products representing a sales-or-usage-based royalty. Therefore, revenue is recorded based on actual results when the sale or usage occurs rather than estimated at contract inception. Revenue under contracts that contain minimum guarantees to be paid by the retailer to Meredith is recognized straight line each month until the royalty exceeds the guarantee at which time the excess is recognized. There is no variable consideration related to functional licenses.

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

Estimating Standalone-Selling Prices—For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone-selling price basis. The standalone-selling price is the price at which the Company would sell a promised good or service separately to the customer. In situations in which an obligation is bundled with other obligations and the total amount of consideration does not reflect the sum of individual observable prices, the Company allocates the discount to (1) a single obligation if the discount is attributable to that obligation or (2) prorates across all obligations if the discount relates to the bundle. When standalone-selling price is not directly observable, the Company estimates and considers all the information that is reasonably available to the Company, including market conditions, entity-specific factors, customer information, etc. The Company maximizes the use of observable inputs and applies estimation methods consistently in similar circumstances.

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

CONTRACT COSTS

Assets Recognized from Contract Costs—The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The Company has determined that sales commissions paid on all third party agent sales of subscriptions are direct and incremental and therefore meet the capitalization criteria. These capitalized costs are amortized as revenue is recognized or over the term of the agreement. Direct mail costs meet the requirements to be capitalized as assets if they are proven to be recoverable. As of December 31, 2018, the balances recognized from the costs incurred to obtain contracts with customers was $320.0 million, $185.4 million of which was recorded in current portion of subscription acquisition costs and $134.6 million was recorded in subscription acquisition costs on the Condensed Consolidated Balance Sheets. The amount of amortization that the Company recognized for the three and six-month periods ended December 31, 2018, was $78.1 million and $123.0 million, respectively. There were no impairments of contract assets recognized in the six-month period ended December 31, 2018.

12. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs for Meredith's pension and postretirement benefit plans:

	Three Months		Six Months
Periods ended December 31,	2018	2017	2018	2017
(In millions)
Domestic Pensions Benefits
Service cost	$2.9	$3.2	$5.8	$6.5
Interest cost	1.7	1.5	3.3	3.0
Expected return on plan assets	(2.5)	(2.5)	(4.9)	(5.2)
Prior service cost amortization	0.2	—	0.3	0.1
Actuarial loss amortization	0.5	0.5	1.0	1.0
Net periodic benefit costs	$2.8	$2.7	$5.5	$5.4

International Pensions Benefits
Service cost	$0.1	$—	$0.1	$—
Interest cost	4.3	—	8.6	—
Expected return on plan assets	(8.0)	—	(16.0)	—
Net periodic benefit credit	$(3.6)	$—	$(7.3)	$—

Postretirement Benefits
Interest cost	$0.1	$0.1	$0.2	$0.2
Prior service credit amortization	—	(0.1)	—	(0.2)
Actuarial gain amortization	(0.2)	—	(0.3)	(0.1)
Net periodic benefit credit	$(0.1)	$—	$(0.1)	$(0.1)

The components of net periodic benefit credit, other than the service cost component, are included in non-operating income, net on the accompanying Condensed Consolidated Statements of Earnings.

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

13. Redeemable Series A Preferred Stock

Meredith has outstanding 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock (the Series A preferred stock). The Series A preferred stock becomes convertible on January 31, 2025, the seventh anniversary of the issuance date. Therefore, no shares were converted in the first six months of fiscal 2019.

14. Earnings (Loss) Per Common Share

The following table presents the calculations of basic earnings (loss) per common share:

	Three Months		Six Months
Periods ended December 31,	2018	2017	2018	2017
(In millions except per share data)
Net earnings	$18.6	$159.4	$35.6	$192.8
Participating warrant dividend	(0.9)	—	(1.8)	—
Preferred stock dividend	(14.4)	—	(28.4)	—
Accretion of redeemable, convertible Series A preferred stock	(4.3)	—	(8.6)	—
Other securities dividends	(0.6)	—	(1.0)	—
Basic earnings (loss) attributable to common shareholders	$(1.6)	$159.4	$(4.2)	$192.8

Weighted average common shares outstanding	45.3	44.9	45.2	44.8
Basic earnings (loss) per common share	$(0.03)	$3.55	$(0.09)	$4.30

Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

	Three Months		Six Months
Periods ended December 31,	2018	2017	2018	2017
(In millions except per share data)
Basic weighted-average common shares outstanding	45.3	44.9	45.2	44.8
Dilutive effect of stock options and equivalents	0.4	0.7	0.5	0.8
Dilutive effect of participating warrants	1.6	—	1.6	—
Diluted weighted-average shares outstanding	47.3	45.6	47.3	45.6

Diluted earnings (loss) attributable to common shareholders	(0.5)	159.4	(2.1)	192.8
Diluted earnings (loss) per common share	$(0.01)	$3.49	$(0.05)	$4.23

For the three months ended December 31, 2018, 1.6 million warrants, 0.3 million common stock equivalents, and 0.1 million options were included in the computation of dilutive loss per common share while being antidilutive (the diluted loss per share becoming less negative than basic loss per share). These securities are dilutive (the dilutive earnings per common share becoming less than basic earnings per common share) when calculating the dilutive earnings per common share for income from continuing operations, which is the control number when determining the dilutive impact of securities in all earnings (loss) per share calculations. Therefore, these securities are included in all diluted earnings (loss) per common share calculations for the three months ended December 31, 2018. There were also 0.7 million convertible preferred shares and 0.1 million shares of restricted stock that were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect on all earnings (loss) per share calculations, including income from continuing operations, for the three months ended December 31, 2018.

For the six months ended December 31, 2018, 1.6 million warrants, 0.3 million common stock equivalents, and 0.2 million options were included in the computation of dilutive loss per common share while being antidilutive due to the securities being dilutive when compared to the control number, income from continuing operations. There were also 0.7 million convertible preferred shares and 0.1 million shares of restricted stock that were excluded from the computation of dilutive earnings per common share due to their antidilutive effect on all earnings (loss) per share calculations, including income from continuing operations, for the six months ended December 31, 2018.

For the three months ended December 31, 2018 and 2017, antidilutive options excluded from the above calculations totaled 2.5 million (with a weighted average exercise price of $60.31) and 0.2 million (with a weighted average exercise price of $66.44), respectively. For the six months ended December 31, 2018 and 2017, antidilutive options excluded from the above calculations totaled 2.5 million (with a weighted average exercise price of $60.51) and 0.4 million (with a weighted average exercise price of $63.18), respectively.

In the six months ended December 31, 2018 and 2017, 0.1 million and 0.5 million options were exercised to purchase common shares, respectively.

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

The following table presents financial information by segment:

	Three Months		Six Months
Periods ended December 31,	2018	2017	2018	2017
(In millions)
Revenues
National media	$591.3	$247.4	$1,134.2	$486.4
Local media	262.4	170.3	476.8	324.1
Total revenues, gross	853.7	417.7	1,611.0	810.5
Intersegment revenue elimination	(0.2)	—	(0.8)	—
Total revenues	$853.5	$417.7	$1,610.2	$810.5

Segment profit
National media	$45.2	$11.6	$62.8	$39.1
Local media	106.6	49.9	174.1	90.2
Unallocated corporate	(19.9)	(24.8)	(51.3)	(36.4)
Income from operations	131.9	36.7	185.6	92.9
Non-operating income, net	5.9	0.7	13.2	1.3
Interest expense, net	(50.6)	(5.2)	(92.0)	(10.3)
Earnings from continuing operations before income taxes	$87.2	$32.2	$106.8	$83.9

Depreciation and amortization
National media	$55.1	$3.8	$107.4	$7.8
Local media	9.2	7.8	18.3	15.8
Unallocated corporate	0.8	0.8	3.1	1.4
Total depreciation and amortization	$65.1	$12.4	$128.8	$25.0

16. Issuer, Guarantor and Non-Guarantor Condensed Consolidating Financial Information

The 2026 Senior Notes are general unsecured senior obligations of Meredith Corporation (Parent Issuer) and are guaranteed on a full, unconditional, joint, and several basis, by the combined “Guarantor Subsidiaries.” Other subsidiaries (the Non-Guarantor Subsidiaries) largely represent the international operations of the Company and subsidiaries that have been disposed of prior to December 31, 2018, which do not guarantee the 2026 Senior Notes. Under the terms of the indenture governing the 2026 Senior Notes, Meredith Corporation and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the 2026 Senior Notes.

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018, the condensed consolidating statements of comprehensive income for the three and six months ended December 31, 2018 and 2017, and condensed consolidating statements of cash flows for the six months ended December 31, 2018 and 2017, for Meredith Corporation (Parent Issuer), Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The condensed consolidating financial information is presented using the equity method of accounting for all periods presented. Elimination entries relate primarily to elimination of investments in subsidiaries and associated intercompany balances and transactions.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheet
As of December 31, 2018

Assets	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$29.4	$26.4	$21.3	$—	$77.1
Accounts receivable, net	349.0	272.5	7.2	—	628.7
Inventories	54.7	4.8	0.1	—	59.6
Current portion of subscription acquisition costs	79.5	113.3	—	(7.4)	185.4
Current portion of broadcast rights	8.7	5.7	—	—	14.4
Assets held-for-sale	—	245.0	80.9	—	325.9
Other current assets	62.6	13.0	10.0	—	85.6
Total current assets	583.9	680.7	119.5	(7.4)	1,376.7
Net property, plant, and equipment	164.1	281.8	3.5	—	449.4
Subscription acquisition costs	108.4	26.2	—	—	134.6
Broadcast rights	6.6	1.7	—	—	8.3
Deferred income taxes	—	—	4.9	(4.9)	—
Other assets	60.4	32.7	174.8	—	267.9
Intangible assets, net	671.9	1,254.8	0.7	—	1,927.4
Goodwill	614.7	1,304.4	36.5	—	1,955.6
Intercompany receivable	419.4	10,055.3	7,971.3	(18,446.0)	—
Intercompany notes receivable	—	208.8	—	(208.8)	—
Investment in subsidiaries	3,699.6	1,048.8	—	(4,748.4)	—
Total assets	$6,329.0	$14,895.2	$8,311.2	$(23,415.5)	$6,119.9

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Current portion of long-term broadcast rights payable	$7.9	$6.0	$—	$—	$13.9
Accounts payable	99.9	57.3	29.0	—	186.2
Accrued expenses	119.0	207.7	11.6	(0.2)	338.1
Current portion of unearned revenues	163.9	242.1	6.7	(3.7)	409.0
Liabilities associated with assets held-for-sale	—	101.3	54.6	—	155.9
Total current liabilities	390.7	614.4	101.9	(3.9)	1,103.1
Long-term debt	2,507.4	—	—	—	2,507.4
Long-term broadcast rights payable	8.4	2.1	—	—	10.5
Unearned revenues	129.9	59.4	—	—	189.3
Deferred income taxes	219.7	296.4	—	(4.9)	511.2
Other noncurrent liabilities	85.0	108.1	18.3	—	211.4
Investment in subsidiaries	—	—	72.2	(72.2)	—
Intercompany payable	1,400.9	9,209.6	7,835.5	(18,446.0)	—
Intercompany notes payable	—	—	208.8	(208.8)	—
Total liabilities	4,742.0	10,290.0	8,236.7	(18,735.8)	4,532.9

Redeemable, convertible Series A preferred stock	531.3	—	—	—	531.3

Shareholders’ equity	1,055.7	4,605.2	74.5	(4,679.7)	1,055.7
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$6,329.0	$14,895.2	$8,311.2	$(23,415.5)	$6,119.9

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheet
As of June 30, 2018

Assets	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$195.0	$202.8	$39.8	$—	$437.6
Accounts receivable, net	223.5	330.0	—	(11.5)	542.0
Inventories	23.6	20.5	0.1	—	44.2
Current portion of subscription acquisition costs	107.0	11.1	—	—	118.1
Current portion of broadcast rights	7.7	2.1	—	—	9.8
Assets held-for-sale	—	647.9	65.2	—	713.1
Other current assets	55.3	37.0	22.0	—	114.3
Total current assets	612.1	1,251.4	127.1	(11.5)	1,979.1
Net property, plant, and equipment	162.4	318.2	3.2	—	483.8
Subscription acquisition costs	57.1	4.0	—	—	61.1
Broadcast rights	16.9	2.0	—	—	18.9
Deferred income taxes	—	—	6.3	(6.3)	—
Other assets	60.4	5.4	197.5	—	263.3
Intangible assets, net	676.2	1,328.0	1.0	—	2,005.2
Goodwill	614.7	1,266.9	34.2	—	1,915.8
Intercompany receivable	11.8	8,086.1	7,773.2	(15,871.1)	—
Intercompany notes receivable	—	204.7	—	(204.7)	—
Investment in subsidiaries	3,844.5	1,050.6	—	(4,895.1)	—
Total assets	$6,056.1	$13,517.3	$8,142.5	$(20,988.7)	$6,727.2

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$17.7	$—	$—	$—	$17.7
Current portion of long-term broadcast rights payable	6.9	2.0	—	—	8.9
Accounts payable	67.2	95.0	44.0	(11.5)	194.7
Accrued expenses	142.6	263.0	4.6	—	410.2
Current portion of unearned revenues	171.5	180.3	7.7	0.9	360.4
Liabilities associated with assets held-for-sale	—	124.2	74.2	—	198.4
Total current liabilities	405.9	664.5	130.5	(10.6)	1,190.3
Long-term debt	3,117.9	—	—	—	3,117.9
Long-term broadcast rights payable	18.3	2.5	—	—	20.8
Unearned revenues	82.3	42.0	(0.2)	—	124.1
Deferred income taxes	209.5	233.8	—	(6.3)	437.0
Other noncurrent liabilities	99.4	97.8	19.8	—	217.0
Investment in subsidiaries	—	—	58.8	(58.8)	—
Intercompany payable	502.7	7,846.4	7,522.0	(15,871.1)	—
Intercompany notes payable	—	—	204.7	(204.7)	—
Total liabilities	4,436.0	8,887.0	7,935.6	(16,151.5)	5,107.1

Redeemable, convertible Series A preferred stock	522.6	—	—	—	522.6

Shareholders’ equity	1,097.5	4,630.3	206.9	(4,837.2)	1,097.5
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$6,056.1	$13,517.3	$8,142.5	$(20,988.7)	$6,727.2

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
For the Three Months Ended December 31, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$174.6	$312.8	$1.7	$(0.2)	$488.9
Consumer related	128.6	198.8	12.1	(2.7)	336.8
Other	12.6	53.7	4.4	(42.9)	27.8
Total revenues	315.8	565.3	18.2	(45.8)	853.5
Operating expenses
Production, distribution, and editorial	125.0	208.3	12.7	(43.1)	302.9
Selling, general, and administrative	128.8	198.7	0.7	(2.3)	325.9
Acquisition, disposition, and restructuring related activities	5.1	16.6	6.0	—	27.7
Depreciation and amortization	8.1	56.4	0.6	—	65.1
Total operating expenses	267.0	480.0	20.0	(45.4)	721.6
Income (loss) from operations	48.8	85.3	(1.8)	(0.4)	131.9
Non-operating income, net	0.2	1.9	3.8	—	5.9
Interest income (expense), net	(50.9)	3.6	(3.3)	—	(50.6)
Earnings (loss) from continuing operations before income taxes	(1.9)	90.8	(1.3)	(0.4)	87.2
Income tax benefit (expense)	1.4	(2.8)	0.4	0.8	(0.2)
Earnings (loss) from continuing operations	(0.5)	88.0	(0.9)	0.4	87.0
Loss from discontinued operations, net of income taxes	—	(64.3)	(4.1)	—	(68.4)
Earnings (loss) before equity income	(0.5)	23.7	(5.0)	0.4	18.6
Earnings (loss) from equity in subsidiaries	19.1	(2.1)	(6.6)	(10.4)	—
Net earnings (loss)	$18.6	$21.6	$(11.6)	$(10.0)	$18.6

Total comprehensive income (loss)	$16.0	$21.6	$(14.6)	$(7.0)	$16.0

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
For the Three Months Ended December 31, 2017

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$161.6	$69.3	$0.9	$—	$231.8
Consumer related	127.4	20.9	3.4	—	151.7
Other	7.8	0.5	25.9	—	34.2
Total revenues	296.8	90.7	30.2	—	417.7
Operating expenses
Production, distribution, and editorial	120.7	27.6	11.2	—	159.5
Selling, general, and administrative	128.3	27.8	18.3	—	174.4
Acquisition, disposition, and restructuring related activities	17.3	—	(2.4)	—	14.9
Depreciation and amortization	8.6	3.7	0.1	—	12.4
Impairment of goodwill and other long-lived assets	19.8	—	—	—	19.8
Total operating expenses	294.7	59.1	27.2	—	381.0
Income from operations	2.1	31.6	3.0	—	36.7
Non-operating income, net	0.7	—	—	—	0.7
Interest expense, net	(3.7)	—	(1.5)	—	(5.2)
Earnings (loss) before income taxes	(0.9)	31.6	1.5	—	32.2
Income tax benefit (expense)	118.6	11.1	(2.5)	—	127.2
Earnings (loss) before equity income	117.7	42.7	(1.0)	—	159.4
Earnings from equity in subsidiaries	41.7	—	—	(41.7)	—
Net earnings (loss)	$159.4	$42.7	$(1.0)	$(41.7)	$159.4

Total comprehensive income (loss)	$160.4	$42.7	$(1.0)	$(41.7)	$160.4

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
For the Six Months Ended December 31, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$335.0	$573.9	$3.5	$(0.8)	$911.6
Consumer related	254.1	373.1	21.4	(10.6)	638.0
Other	20.7	118.0	10.7	(88.8)	60.6
Total revenues	609.8	1,065.0	35.6	(100.2)	1,610.2
Operating expenses
Production, distribution, and editorial	246.3	414.6	17.7	(89.6)	589.0
Selling, general, and administrative	265.5	395.6	8.5	(7.6)	662.0
Acquisition, disposition, and restructuring related activities	(0.7)	38.2	7.3	—	44.8
Depreciation and amortization	15.9	111.6	1.3	—	128.8
Total operating expenses	527.0	960.0	34.8	(97.2)	1,424.6
Income from operations	82.8	105.0	0.8	(3.0)	185.6
Non-operating income, net	4.5	1.0	7.7	—	13.2
Interest income (expense), net	(93.3)	7.8	(6.5)	—	(92.0)
Earnings (loss) from continuing operations before income taxes	(6.0)	113.8	2.0	(3.0)	106.8
Income tax benefit (expense)	3.6	(8.8)	0.6	0.8	(3.8)
Earnings (loss) from continuing operations	(2.4)	105.0	2.6	(2.2)	103.0
Loss from discontinued operations, net of income taxes	—	(62.3)	(5.1)	—	(67.4)
Earnings (loss) before equity income	(2.4)	42.7	(2.5)	(2.2)	35.6
Earnings (loss) from equity in subsidiaries	38.0	(1.0)	(13.4)	(23.6)	—
Net earnings (loss)	$35.6	$41.7	$(15.9)	$(25.8)	$35.6

Total comprehensive income (loss)	$31.1	$41.7	$(21.2)	$(20.5)	$31.1

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
For the Six Months Ended December 31, 2017

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$319.0	$120.6	$1.4	$—	$441.0
Consumer related	253.8	42.1	5.4	—	301.3
Other	15.9	1.1	51.2	—	68.2
Total revenues	588.7	163.8	58.0	—	810.5
Operating expenses
Production, distribution, and editorial	240.6	54.2	21.3	—	316.1
Selling, general, and administrative	258.2	53.6	33.3	—	345.1
Acquisition, disposition, and restructuring related activities	14.0	—	(2.4)	—	11.6
Depreciation and amortization	17.4	7.4	0.2	—	25.0
Impairment of goodwill and other long-lived assets	19.8	—	—	—	19.8
Total operating expenses	550.0	115.2	52.4	—	717.6
Income from operations	38.7	48.6	5.6	—	92.9
Non-operating income, net	1.3	—	—	—	1.3
Interest expense, net	(7.8)	—	(2.5)	—	(10.3)
Earnings before income taxes	32.2	48.6	3.1	—	83.9
Income tax benefit (expense)	107.3	4.7	(3.1)	—	108.9
Earnings before equity income	139.5	53.3	—	—	192.8
Earnings from equity in subsidiaries	53.3	—	—	(53.3)	—
Net earnings	$192.8	$53.3	$—	$(53.3)	$192.8

Total comprehensive income	$194.4	$53.3	$—	$(53.3)	$194.4

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Six Months Ended December 31, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$94.0	$103.8	$(138.4)	$—	$59.4
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(1.7)	—	—	—	(1.7)
Proceeds from disposition of assets, net of cash sold	13.3	333.9	0.6	—	347.8
Additions to property, plant, and equipment	(13.4)	(3.5)	(0.1)	—	(17.0)
Net cash provided by (used in) investing activities	(1.8)	330.4	0.5	—	329.1
Cash flows from financing activities
Repayments of long-term debt	(646.9)	—	—	—	(646.9)
Dividends paid	(80.1)	—	—	—	(80.1)
Purchases of Company stock	(5.0)	—	—	—	(5.0)
Proceeds from common stock issued	2.5	—	—	—	2.5
Payment of acquisition related contingent consideration	(19.3)	—	—	—	(19.3)
Net increase (decrease) in intercompany obligations	491.0	(610.4)	119.4	—	—
Net cash provided by (used in) financing activities	(257.8)	(610.4)	119.4	—	(748.8)
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)	—	—	(0.6)
Change in cash in assets held-for-sale	—	0.4	—	—	0.4
Net decrease in cash and cash equivalents	(165.6)	(176.4)	(18.5)	—	(360.5)
Cash and cash equivalents at beginning of period	195.0	202.8	39.8	—	437.6
Cash and cash equivalents at end of period	$29.4	$26.4	$21.3	$—	$77.1

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Six Months Ended December 31, 2017

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$116.9	$(51.2)	$34.5	$—	$100.2
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(3.0)	—	—	—	(3.0)
Proceeds from disposition of assets, net of cash sold	2.2	—	—	—	2.2
Additions to property, plant, and equipment	(26.4)	(2.3)	(0.1)	—	(28.8)
Other	0.7	—	—	—	0.7
Net cash used in investing activities	(26.5)	(2.3)	(0.1)	—	(28.9)
Cash flows from financing activities
Proceeds from issuance of long-term debt	60.0	—	—	—	60.0
Repayments of long-term debt	(61.3)	—	—	—	(61.3)
Dividends paid	(47.3)	—	—	—	(47.3)
Purchases of Company stock	(24.6)	—	—	—	(24.6)
Proceeds from common stock issued	17.8	—	—	—	17.8
Payment of acquisition related contingent consideration	(3.2)	—	—	—	(3.2)
Net increase (decrease) in intercompany obligations	(18.6)	53.5	(34.9)	—	—
Net cash provided by (used in) financing activities	(77.2)	53.5	(34.9)	—	(58.6)
Net increase (decrease) in cash and cash equivalents	13.2	—	(0.5)	—	12.7
Cash and cash equivalents at beginning of period	21.8	—	0.5	—	22.3
Cash and cash equivalents at end of period	$35.0	$—	$—	$—	$35.0

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Both segments operate primarily in the U.S. and compete against similar and other types of media on both a local and national basis. The national media segment accounted for 70 percent of the Company's $1.6 billion in revenues in the first six months of fiscal 2019 while the local media segment contributed 30 percent.

NATIONAL MEDIA

Advertising related revenues represented 52 percent of national media's first six months' revenues. These revenues were generated from the sale of advertising space in our magazines, websites, and apps to clients interested in promoting their brands, products, and services to consumers as well as revenue we generate selling advertising space on third-party platforms. Consumer related revenues accounted for 43 percent of national media's first six months' revenues. Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions and includes circulation revenues, which result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices; affinity marketing revenues, which represent agency commissions from the sale of magazines for third-party publishers; licensing revenues; and other digitally generated consumer revenues. The remaining 5 percent of national media's revenues came from a variety of activities which included the sale of customer relationship marketing products and services as well as product sales and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—68 percent in the first six months of fiscal 2019—from the sale of advertising, both over the air and on our stations' websites and apps as well as selling advertising space on third-party platforms. The remainder comes from television retransmission fees and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

FIRST SIX MONTHS FISCAL 2019 FINANCIAL OVERVIEW

•
Local media revenues increased 47 percent as compared to the prior-year period primarily due to increased political spot advertising revenues, the addition of certain Time revenues, and higher retransmission revenues. These increases were partially offset by a decrease in non-political spot advertising revenues. Operating profit grew 93 percent primarily due to additional high-margin political spot advertising revenues due to the cyclical nature of political advertising.

•
National media revenues increased 133 percent compared to the prior-year period primarily due to the addition of Time revenues partially offset by the decrease in Meredith Xcelerated Marketing (MXM) revenues due to its sale in the fourth quarter of fiscal 2018 and declines in the revenues of our comparative magazine operations. National media operating profit increased 61 percent primarily due to the addition of Time operating profit and a reduction in trademark impairments. These increases were partially offset by a decrease in the operating profit of our magazine operations, an increase in severance and related benefit costs, and an increase in integration costs.

•	Unallocated corporate expenses increased $14.9 million primarily due to the addition of Time unallocated corporate expenses and increased employee compensation and related costs.

•
Diluted earning per common share from continuing operations was $1.38 compared to diluted earnings per common share from continuing operations of $4.23 in the prior-year first six months. The decrease is primarily due to increased tax expense, interest expense, and integration costs.

RESULTS OF OPERATIONS

Three months ended December 31,	2018	2017	Change
(In millions except per share data)
Total revenues	$853.5	$417.7	104%
Operating expenses	(721.6)	(381.0)	89%
Income from operations	$131.9	$36.7	259%
Net earnings from continuing operations	$87.0	$159.4	(45)%
Net earnings	18.6	159.4	(88)%
Diluted earnings per common share from continuing operations	1.43	3.49	(59)%
Diluted earnings (loss) per common share	(0.01)	3.49	(100)%

Six months ended December 31,	2018	2017	Change
(In millions except per share data)
Total revenues	$1,610.2	$810.5	99%
Operating expenses	(1,424.6)	(717.6)	99%
Income from operations	$185.6	$92.9	100%
Net earnings from continuing operations	$103.0	$192.8	(47)%
Net earnings	35.6	192.8	(82)%
Diluted earnings per common share from continuing operations	1.38	4.23	(67)%
Diluted earnings (loss) per common share	(0.05)	4.23	(101)%

OVERVIEW

The following sections provide a brief description of the Company's recent acquisition, an analysis of the results of operations for the national media and local media segments, and an analysis of the consolidated results of operations for the three and six months ended December 31, 2018, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Form 10-K for the year ended June 30, 2018.

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

NATIONAL MEDIA

National media operating results were as follows:

Three months ended December 31,	2018	2017	Change
(In millions)
Advertising related
Print	$164.9	$70.3	135%
Digital	122.0	55.4	120%
Third party sales	16.1	—	—
Total advertising related	303.0	125.7	141%
Consumer related
Subscription	162.9	62.4	161%
Newsstand	43.3	7.8	455%
Affinity marketing	22.7	—	—
Licensing	23.0	13.0	77%
Digital consumer driven	10.8	5.6	93%
Total consumer related	262.7	88.8	196%
Other
Project based	13.5	30.8	(56)%
Other	12.1	2.1	476%
Total other	25.6	32.9	(22)%
Total revenues	591.3	247.4	139%
Operating expenses	(546.1)	(235.8)	132%
Operating profit	$45.2	$11.6	290%
Operating profit margin	7.6%	4.7%

Six months ended December 31,	2018	2017	Change
(In millions)
Advertising related
Print	$347.6	$154.9	124%
Digital	206.6	90.9	127%
Third party sales	33.2	—	—
Total advertising related	587.4	245.8	139%
Consumer related
Subscription	298.8	123.8	141%
Newsstand	82.3	17.8	362%
Affinity marketing	46.0	—	—
Licensing	46.7	23.4	100%
Digital consumer driven	16.8	10.0	68%
Total consumer related	490.6	175.0	180%
Other
Project based	22.9	61.6	(63)%
Other	33.3	4.0	733%
Total other	56.2	65.6	(14)%
Total revenues	1,134.2	486.4	133%
Operating expenses	(1,071.4)	(447.3)	140%
Operating profit	$62.8	$39.1	61%
Operating profit margin	5.5%	8.0%

Revenues
National media advertising related revenue includes all advertising in Meredith owned publications and on Meredith owned websites as well as revenue we generate selling advertising space on third-party platforms. Advertising related revenue increased $177.3 million in the second quarter and $341.6 million in the first six months of the current fiscal year. The increase in print advertising is primarily due to the addition of print advertising revenues of Time partially offset by a mid to high-single digit declines in comparative print advertising revenues. For the second quarter, the decline in comparative print advertising revenue was primarily due to the previously announced changes to the marketing of Fit Pregnancy and Baby and Family Fun magazines. Approximately 50 percent of the decline in comparative print advertising revenue for the six-month period was due to previously announced changes to the marketing of Fit Pregnancy and Baby and Family Fun magazines. Demand was weaker for the majority of the core advertising categories. Digital advertising increased primarily due to the addition of digital advertising revenues of Time. Comparative digital advertising revenues decreased slightly in both periods. The increase in third party sales is primarily due to the addition of Time.

Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Consumer related revenues increased $173.9 million in the second quarter and $315.6 million in the first six months of fiscal 2019. The increase in all categories of consumer related revenue is primarily due to the addition of Time revenues.

Total other revenues decreased 22 percent in the second quarter and 14 percent in the first six months of fiscal 2019. Project based revenues declined primarily due to the sale of MXM in the fourth quarter of fiscal 2018. Other revenues increased primarily due to the addition of other revenues from Time.

Operating Expenses
In the second quarter of fiscal 2019 national media operating expenses increased $310.3 million primarily due to the addition of Time operating expenses of $339.2 million, which includes severance and related benefit costs of $16.1 million and integration costs of $7.6 million. These increases were partially offset by a decrease in operating expenses of MXM of $29.1 million and a reduction in impairment charges of $19.8 million as compared to the prior-year period.

National media operating expenses increased $624.1 million in the first six months of fiscal 2019 primarily due to the addition of Time operating expenses of $683.4 million, which includes severance and related benefit costs of $21.9 million and integration costs of $17.0 million. These increases were partially offset by a decrease in operating expenses of MXM of $52.7 million and a reduction in impairment charges of $19.8 million as compared to the prior-year period.

Operating Profit
National media operating profit increased 290 percent in the second quarter primarily due to operating income from Time of $27.9 million, which includes the integration costs and the severance and benefits costs noted above. For the first six months of fiscal 2019, national media operating profit increased 61 percent primarily due to operating income from Time of $20.5 million, which includes the integration costs and the severance and benefits costs noted above.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended December 31,	2018	2017	Change
(In millions)
Advertising related
Non-political spot	$87.6	$97.4	(10)%
Political spot	65.8	2.1	n/m
Digital	4.0	3.9	3%
Third party sales	28.7	2.7	963%
Total advertising related	186.1	106.1	75%
Consumer related	74.1	62.9	18%
Other	2.2	1.3	69%
Total revenues	262.4	170.3	54%
Operating expenses	(155.8)	(120.4)	29%
Operating profit	$106.6	$49.9	114%
Operating profit margin	40.6%	29.3%
n/m - Not meaningful

Six months ended December 31,	2018	2017	Change
(In millions)
Advertising related
Non-political spot	$162.5	$178.8	(9)%
Political spot	101.9	3.5	n/m
Digital	7.9	7.6	4%
Third party sales	52.7	5.3	894%
Total advertising related	325.0	195.2	66%
Consumer related	147.4	126.3	17%
Other	4.4	2.6	69%
Total revenues	476.8	324.1	47%
Operating expenses	(302.7)	(233.9)	29%
Operating profit	$174.1	$90.2	93%
Operating profit margin	36.5%	27.8%
n/m - Not meaningful

Revenues
Local media revenues increased 54 percent in the second quarter and 47 percent in the first six months of fiscal 2019. Advertising related revenues increased 75 percent in the second quarter and 66 percent in the first six months of fiscal 2019. Political advertising revenues totaled $65.8 million in the second quarter of the current fiscal year compared with $2.1 million in the prior-year second quarter and $101.9 million in the first six months of the current fiscal year compared to $3.5 million in the first half of the prior year. Fluctuations in political advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political advertising displaces a certain amount of non-political advertising; therefore, the revenues are not entirely incremental. Non-political advertising revenues decreased 10 percent in the second quarter of fiscal 2019 and 9 percent in the first six months of fiscal 2019. Local non-political advertising revenues decreased 13 percent in the second quarter and 11 percent in the first six months of fiscal 2019 while national non-political advertising revenues declined 6 percent in the second quarter and 8 percent in the first six months of fiscal 2019. Digital advertising revenues increased slightly in the second quarter and first six months of fiscal 2019. Third party sales represent revenue generated through selling advertising space on third-party platforms. Third party sales increased primarily due to the addition of revenues from Time.

Consumer related revenues represent retransmission consent fees from cable, satellite, and telecommunications operators. Consumer related revenues increased primarily due to renegotiated contracts.

Operating Expenses
Local media operating expenses increased 29 percent in the second quarter and in the first six months of fiscal 2019 primarily due to the addition of operating expenses from Time of $22.4 million and higher programming fees paid to affiliated networks of $5.1 million. Local media operating expenses increased 29 percent in the first six months of fiscal 2019 primarily due to the addition of operating expenses from Time of $41.3 million and higher programming fees paid to affiliated networks of $14.3 million.

Operating Profit
Local media operating profit increased 114 percent in the second quarter and 93 percent in the first six months of fiscal 2019 primarily due to increased political spot advertising revenues.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2018	2017	Change
(In millions)
Three months ended December 31,	$19.9	$24.8	(20)%
Six months ended December 31,	51.3	36.4	41%

Unallocated corporate expenses decreased $4.9 million in second quarter of fiscal 2019 primarily due to a decrease in transaction and integration related costs of $8.5 million. Unallocated corporate expenses increased $14.9 million in the first six months of fiscal 2019 primarily due to the addition of Time unallocated corporate expenses of $11.7 million and higher employee compensation and related costs of $5.1 million.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses were as follows:

Three months ended December 31,	2018	2017	Change
(In millions)
Production, distribution, and editorial	$302.9	$159.5	90%
Selling, general, and administrative	325.9	174.4	87%
Acquisition, disposition, and restructuring related activities	27.7	14.9	86%
Depreciation and amortization	65.1	12.4	425%
Impairment of long-lived assets	—	19.8	(100)%
Operating expenses	$721.6	$381.0	89%

Six months ended December 31,	2018	2017	Change
(In millions)
Production, distribution, and editorial	$589.0	$316.1	86%
Selling, general, and administrative	662.0	345.1	92%
Acquisition, disposition, and restructuring related activities	44.8	11.6	286%
Depreciation and amortization	128.8	25.0	415%
Impairment of long-lived assets	—	19.8	(100)%
Operating expenses	$1,424.6	$717.6	99%

Fiscal 2019 production, distribution, and editorial costs increased 90 percent in the second quarter and 86 percent in the first six months compared to the same periods of prior year primarily due to the addition of production, distribution, and editorial costs of Time of $147.9 million and $284.3, respectively, and increases in programming fees paid to affiliated networks of $5.1 million and $14.3 million, respectively. These increases were partially offset by declines in MXM expenses of $10.4 million in the second quarter and $20.0 million in the first six months of fiscal 2019 compared to the same periods in the prior year.

Selling, general, and administrative expenses increased 87 percent in the second quarter of fiscal 2019 primarily due to the addition of selling, general, and administrative expenses of Time of $140.1 million partially offset by a decrease in MXM expenses of $18.7 million. Selling, general, and administrative expenses increased 92 percent in the first six months of fiscal 2019 primarily due to the addition of selling, general, and administrative expenses of Time of $306.5 million partially offset by a decrease in MXM expenses of $32.7 million.

Fiscal 2019 second quarter acquisition, disposition, and restructuring related activities primarily included $16.7 million of severance and related benefit costs and $11.2 million of integration costs. Fiscal 2019 first six months acquisition, disposition, and restructuring related activities primarily included $27.3 million of severance and related benefit costs and $25.6 million of integration costs partially offset by the recognition of the previously deferred gain on the sale of the Company's 70 percent interest in Charleston Tennis LLC of $6.4 million. The fiscal 2018 second quarter and first six month balances primarily represented transactions cost of $12.1 million.

Depreciation and amortization expense increased $52.7 million in the second quarter and $103.8 million in the first six months of fiscal 2019 primarily due to the addition of Time's depreciation and amortization expense.

The impairment of long-lived assets charge recorded in the second quarter of fiscal 2018 related to a pre-tax, non-cash impairment of trademarks in the national media segment.

Income from Operations
Second quarter fiscal 2019 income from operations was $131.9 million whereas second quarter fiscal 2018 income from operations was $36.7 million. Income from operations increased to $185.6 million in the first six months of fiscal 2019 from $92.9 million in the first six months of fiscal 2018. The increases are primarily due to the addition of Time's income from operations and a reduction in the impairment of long-lived assets.

Non-operating Income, net
The increase in the second quarter and first six months of fiscal 2019 non-operating income, net related primarily to our pension and other postretirement plans benefit credit and a gain on the sale of the Company's 30 percent interest in Charleston Tennis LLC, which was sold in September 2018.

Interest Expense, net
Net interest expense increased to $50.6 million in the fiscal 2019 second quarter compared with $5.2 million in the prior-year second quarter. For the six months ended December 31, 2018, net interest expense was $92.0 million compared to $10.3 million in the first six months of fiscal 2018. The increases in both periods were due to both a higher amount of debt outstanding and higher interest rates on that debt. In addition, as a result of debt prepayments, an extinguishment loss of $9.3 million was recognized in the second quarter of fiscal 2019. Average long-term debt outstanding was $2.8 billion in the second quarter and $3.0 billion in the first six months of fiscal 2019 compared with $693.5 million in the prior-year second quarter and $696.5 million in the prior year six-month period. The Company's approximate weighted average interest rate was 6.4 percent in the first six months of fiscal 2019 and 3.0 percent in the first six months of 2018. The first six months fiscal 2018 weighted average interest rate included the effects of derivative financial instruments.

Income Taxes
For the second quarter and first six months of fiscal 2019, Meredith recorded tax expense on earnings from continuing operations of $0.2 million and $3.8 million, respectively. This compares to a tax benefit recorded by the Company of $127.2 million and $108.9 million for the second quarter and first six months of fiscal 2018, respectively.

During the second quarter of fiscal 2019, the Company engaged in a restructuring of its international operations for U.S. tax purposes, triggering deductions that resulted in a $23.5 million permanent U.S. tax benefit, which decreased income tax expense in the second quarter and first six months of fiscal 2019. In addition, the effective tax rate for the six months ended December 31, 2018, was lower than the prior-year period primarily due to reduction in the statutory federal tax rate resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act).

Also as a result of the Tax Reform Act, Meredith remeasured its deferred tax assets, deferred tax liabilities, and tax reserves during second quarter of fiscal 2018, which resulted in a net tax benefit being recorded in the prior-year periods.

Earnings from Continuing Operations and Earnings per Common Share from Continuing Operations
For the second quarter of fiscal 2019, earnings from continuing operations totaled $87.0 million ($1.43 per diluted share) and for the first six months of fiscal 2019, earnings from continuing operations totaled $103.0 million ($1.38 per diluted share). Prior-year second quarter and first six months earnings from continuing operations were $159.4 million ($3.49 per diluted share) and $192.8 million ($4.23 per diluted share). The decline in earnings from continuing operations is primarily due to the tax benefit recorded in the second quarter of fiscal 2018 and increased interest expense in fiscal 2019 partially offset by higher income from operations as discussed above.

Loss from Discontinued Operations, Net of Income Taxes
Loss from discontinued operations represents the results of operations, net of income taxes, of the properties that were held-for-sale during the quarter ended December 31, 2018, including the Sports Illustrated and affiliated brands, Money, and the Company's investment in Viant Technology Inc. The TIME and Fortune affiliated brands were also included in discontinued operations until their respective sale dates during the second quarter of fiscal 2019. The loss from discontinued operations was primarily due to the sales of the TIME and Fortune brands generating tax gains which resulted in income tax expense.

The revenues and expenses for each of these properties while owned, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Earnings titled income from discontinued operations, net of income taxes, for the three and six months ended December 31, 2018, as follows:

Periods ended December 31, 2018	Three months	Six months
(In millions except per share data)
Revenues	$132.8	$258.3
Costs and expenses	(112.5)	(230.1)
Interest expense	(9.5)	(16.1)
Earnings before income taxes	10.8	12.1
Income taxes	(79.2)	(79.5)
Loss from discontinued operations, net of income taxes	$(68.4)	$(67.4)
Loss per common share from discontinued operations
Basic	$(1.51)	$(1.49)
Diluted	(1.44)	(1.43)

Net Earnings and Earnings (Loss) per Common Share
For the second quarter and first six months of fiscal 2019, net earnings totaled $18.6 million and $35.6 million, respectively. Due primarily to the effects of preferred stock dividends, the Company had a net loss attributable to common shareholders of $1.6 million ($0.01 per diluted share) for the second quarter and $4.2 million ($0.05 per diluted share) for the first six months of fiscal 2019. Prior-year second quarter and first six months net earnings were $159.4 million ($3.49 per diluted share) and $192.8 million ($4.23 per diluted share). The decline in net earnings is primarily due to the tax benefit recorded in the second quarter of fiscal 2018, the loss from discontinued operations in the current year, and increased interest expense partially offset by higher income from operations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended December 31,	2018	2017	Change
(In millions)
Net earnings	$35.6	$192.8	(82)%
Cash flows provided by operating activities	$59.4	$100.2	(41)%
Net cash provided by (used in) investing activities	329.1	(28.9)	n/m
Net cash used in financing activities	(748.8)	(58.6)	n/m
Effect of exchange rate changes	(0.6)	—	n/m
Change in cash in assets held-for-sale	0.4	—	n/m
Net increase (decrease) in cash and cash equivalents	$(360.5)	$12.7	n/m
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of December 31, 2018, we had $346.7 million of additional available borrowings under our revolving credit facility. While there are no guarantees that we will be able to replace our credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $360.5 million in the first six months of fiscal 2019 compared to an increase of $12.7 million in the first six months of fiscal 2018.

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

Cash provided by operating activities totaled $59.4 million in the first six months of fiscal 2019 compared with cash provided by operating activities of $100.2 million in the first six months of fiscal 2018. The decrease in cash provided by operating activities was primarily due to an increase in cash paid for interest, severance and restructuring costs, and performance-based incentive payments.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or businesses. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash provided by investing activities was $329.1 million in the first six months of fiscal 2019 compared to net cash used in investing activities of $28.9 million in the prior-year period primarily due to proceeds from the sale of our interest in Charleston Tennis LLC and the TIME and Fortune affiliated brands, and a reduction in property, plant, and equipment additions in fiscal 2019.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, payment of dividends, and repurchases of Company stock. Net cash used in financing activities increased to $748.8 million in the six months ended December 31, 2018, from $58.6 million in the prior-year period. The increase in the use of cash flows for financing activities is due to increased debt repayments and dividends compared to fiscal 2018.

Long-term Debt
At December 31, 2018, long-term debt outstanding totaled $2.6 billion. The balance consisted of $1.3 billion under the Term Loan B and $1.3 billion in fixed rate 2026 Senior Notes.

The variable-rate credit facility includes the Term Loan B with an initial $1.8 billion of aggregate principal and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On December 31, 2018, there were no borrowings outstanding under the revolving credit facility. There were $3.3 million of standby letters of credit issued under the revolving credit facility resulting in availability of $346.7 million at December 31, 2018. The Term Loan B matures in 2025 and was originally scheduled to amortize at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest were due and payable. However, due to the principal payments of $518.0 million made in the first six months of fiscal 2019, there are no future amortization requirements. The interest rate under the Term Loan B at December 31, 2018, was based on the London Interbank Offered Rate (LIBOR) plus 2.75 percent. The Term Loan B bore interest at a rate of 5.27 percent at December 31, 2018. The Company repriced the Term Loan B effective October 26, 2018. The new interest rate under the Term Loan B is based on LIBOR plus a spread of 2.75 percent as of the repricing date until maturity. In addition, when the Company's leverage ratio drops below 2.25 to 1, the spread will decrease to 2.50 percent. The revolving credit facility has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The 2026 Senior Notes with an initial $1.4 billion of aggregate principal mature in 2026 have an interest rate of 6.875 percent per annum. The Company repurchased $127.1 million of the 2026 Senior Notes in the second quarter of fiscal 2019. The remaining outstanding principal is due at the final maturity date.

Our credit agreement includes a financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at December 31, 2018, as we did not reach the required utilization level on the revolving credit line.

Contractual Obligations
As of December 31, 2018, there had been no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended June 30, 2018.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $5.0 million in the first six months of fiscal 2019 to repurchase 95,000 shares of common stock at then-current market prices. We spent $24.6 million to repurchase 402,000 shares in the first six months of fiscal 2018. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 95,000 shares of common stock purchased during the first six months of the current fiscal year, 39,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of December 31, 2018, $53.3 million remained available under the current authorization for future repurchases. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended December 31, 2018.

Dividends
Dividends paid in the first six months of fiscal 2019 on common and class B stock totaled $51.7 million, or $1.090 per share, compared with dividend payments of $47.3 million, or $1.040 per share, in the first six months of fiscal 2018. We expect to continue paying dividends on our common and class B stock. Dividends paid in the first six months of fiscal 2019 on Series A preferred stock totaled $28.4 million, or $43.68 per share.

Capital Expenditures
Investment in property, plant, and equipment totaled $17.0 million in the first six months of fiscal 2019 compared with prior-year first six months' investment of $28.8 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2018. As of December 31, 2018, the Company's critical accounting policies had not changed from June 30, 2018.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At December 31, 2018, goodwill and intangible assets totaled $3.9 billion with $3.0 billion in the national media segment and $889.6 million in the local media segment. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 5 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2018, for additional information.

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

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Readers are cautioned not to place undue reliance on such forward-looking information. Factors that could adversely affect future results include, but are not limited to, downturns in national and/or local economies; a softening of the domestic advertising market; world, national, or local events that could disrupt broadcast television; increased consolidation among major advertisers or other events depressing the level of advertising spending; the unexpected loss or insolvency of one or more major clients or vendors; the integration of acquired businesses; changes in consumer reading, purchasing and/or television viewing patterns; increases in paper, postage, printing, syndicated programming, or other costs; changes in television network affiliation agreements; technological developments affecting products or methods of distribution; changes in government regulations affecting the Company's industries; increases in interest rates; the consequences of acquisitions and/or dispositions; and the risks associated with the Company's recent acquisition of Time, including: (1) the Company's ability to retain key personnel; (2) unexpected costs, charges, or expenses resulting from the acquisition; (3) the Company's ability to realize the anticipated benefits of the acquisition of Time; (4) delays, challenges, and expenses associated with integrating the businesses; and (5) the Company's ability to comply with the terms of the debt and equity financings entered into in connection with the acquisition. Additional risks and uncertainties are described in Meredith's Form 10-K for the year ended June 30, 2018, which include a more complete description of the risk factors that may affect our results. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Interest Rates
We generally strive to manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At December 31, 2018, Meredith had $1.3 billion outstanding in fixed rate long-term debt. There were no earnings or liquidity risks associated with the Company's fixed rate debt. The fair value of the fixed rate debt varies with fluctuations in interest rates. A 100 basis points decrease in interest rates would have changed the fair value of the fixed-rate debt by $70.0 million at December 31, 2018.

At December 31, 2018, $1.3 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in LIBOR would increase annual interest expense by $3.2 million.

Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021, future borrowings under our credit agreement could be subject to reference rates other than LIBOR.

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

As discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company completed its acquisition of Time on January 31, 2018. As permitted by interpretive guidance for newly acquired businesses issued by the staff of the Securities and Exchange Commission, management has excluded the internal control over financial reporting of Time legacy systems from the evaluation of the Company’s effectiveness of its disclosure controls and procedures as of December 31, 2018. Financial information on Time's legacy systems represents 31 percent of the Company's total assets as of December 31, 2018 and 19 percent of revenues for the six-month period ended December 31, 2018. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Time. The Company has begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for changes in internal controls that we have made related to the integration of Time into the post-acquisition combined company, during the quarter ended December 31, 2018, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10-K for the year ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended December 31, 2018.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in millions)
October 1 to October 31, 2018	1,271	$52.34	1,271	$53.7
November 1 to November 30, 2018	22,225	57.84	5,106	53.4
December 1 to December 31, 2018	8,263	53.52	3,165	53.3
Total	31,759		9,542

1
The number of shares purchased includes 1,271 shares in October 2018, 5,106 shares in November 2018, and 3,165 shares in December 2018 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

2
The number of shares purchased includes 17,119 shares in November 2018 and 5,098 shares in December 2018 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 11, 2019