Form 10-K/A
period 2018-06-30
MEREDITH CORP
filed 2019-05-14
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (515) 284-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, par value $1	MDP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of class
Class B Common Stock, par value $1

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Meredith Corporation (Meredith or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (Amended Form 10-K), which was originally filed with the Securities and Exchange Commission (SEC) on September 4, 2018, (the 2018 Form 10-K) to amend the Report of Independent Registered Public Accounting Firm in Part II, Item 8-Financial Statements and Supplementary Data to reflect the identification of a material weakness in internal control over financial reporting. Part II, Item 9A-Controls and Procedures is also being amended to address management's re-evaluation of disclosure controls and procedures and reflect the identification of a material weakness in internal control over financial reporting.

Part IV, Item 15-Exhibits and Financial Statement Schedules also has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Amended Form 10-K as Exhibits 31.1, 31.2, and 32. The Interactive Data Files have also been amended in conjunction with the restatement and are attached to this Amended Form 10-K as Exhibit 101.

This Amended Form 10-K does not modify, amend, or update in any way the consolidated financial statements set forth in the 2018 Form 10-K and there have been no changes to the XBRL data filed in Exhibit 101 of the 2018 Form 10-K other than for the inclusion of Note 19, which was added to the consolidated financial statements when the Company filed a Form S-4 Registration Statement under the Securities Act of 1933 on January 8, 2019.

This Amended Form 10-K has not been updated for other events or information subsequent to the date of the filing of the 2018 Form 10-K, except as noted above, and should be read in conjunction with the 2018 Form 10-K and our other filings with the SEC.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

/s/ Joseph Ceryanec

Joseph Ceryanec
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Meredith Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meredith Corporation and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes and financial statement schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 31, 2018, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over of certain acquired assets and assumed liabilities, as to which the date is May 13, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1948.

Des Moines, Iowa
August 31, 2018, except for Note 19, as to which the date is January 7, 2019, and except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over certain acquired assets and assumed liabilities, as to which the date is May 13, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Meredith Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Meredith Corporation and subsidiaries (the Company) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes and financial statement schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated August 31, 2018, except for Note 19 as to which the date is January 7, 2019, and except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over certain acquired assets and assumed liabilities, as to which the date is May 13, 2019, expressed an unqualified opinion on those consolidated financial statements.

In our report dated August 31, 2018, we expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting. As described below, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting, and our present opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2018, as presented herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective process level controls over the completeness, existence, accuracy, and valuation of certain acquired assets and assumed liabilities and over the review of certain revenue contracts due to ineffective risk assessment has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Time Inc. and subsidiaries (Time) during fiscal 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, Time’s internal control over financial reporting associated with 59 percent of total assets and 28 percent of revenue included in the consolidated financial statements of the Company as of and for the year ended June 30, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Time.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying

Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Des Moines, Iowa
August 31, 2018, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over certain acquired assets and assumed liabilities, as to which the date is May 13, 2019

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

19. Issuer, Guarantor, and Non-Guarantor Condensed Consolidating Financial Information

The 2026 Senior Notes are general unsecured senior obligations of Meredith Corporation (Parent Issuer) and are guaranteed on a full, unconditional, joint, and several basis, by the combined “Guarantor Subsidiaries.” Other subsidiaries (the Non-Guarantor Subsidiaries) largely represent the international operations of the Company and subsidiaries that have been disposed of prior to June 30, 2018, which do not guarantee the Senior Notes. Under the terms of the indentures, Meredith Corporation and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the 2026 Senior Notes.

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of June 30, 2018 and 2017, and the related condensed consolidated statements of comprehensive income and cash flows for each of the years in the three-year period ended June 30, 2018, for Meredith Corporation (Parent Issuer), Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The condensed consolidating financial information is presented using the equity method of accounting for all periods presented. The Guarantor Subsidiaries are presented on a combined basis. Elimination entries relate primarily to elimination of investments in subsidiaries and associated intercompany balances and transactions.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheet
As of June 30, 2018

Assets	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$195.0	$202.8	$39.8	$—	$437.6
Accounts receivable, net	223.5	330.0	—	(11.5)	542.0
Inventories	23.6	20.5	0.1	—	44.2
Current portion of subscription acquisition costs	107.0	11.1	—	—	118.1
Current portion of broadcast rights	7.7	2.1	—	—	9.8
Assets held-for-sale	—	647.9	65.2	—	713.1
Other current assets	55.3	37.0	22.0	—	114.3
Total current assets	612.1	1,251.4	127.1	(11.5)	1,979.1
Net property, plant, and equipment	162.4	318.2	3.2	—	483.8
Subscription acquisition costs	57.1	4.0	—	—	61.1
Broadcast rights	16.9	2.0	—	—	18.9
Deferred income taxes	—	—	6.3	(6.3)	—
Other assets	60.4	5.4	197.5	—	263.3
Intangible assets, net	676.2	1,328.0	1.0	—	2,005.2
Goodwill	614.7	1,266.9	34.2	—	1,915.8
Intercompany receivable	11.8	8,086.1	7,773.2	(15,871.1)	—
Intercompany notes receivable	—	204.7	—	(204.7)	—
Investment in subsidiaries	3,844.5	1,050.6	—	(4,895.1)	—
Total assets	$6,056.1	$13,517.3	$8,142.5	$(20,988.7)	$6,727.2

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$17.7	$—	$—	$—	$17.7
Current portion of long-term broadcast rights payable	6.9	2.0	—	—	8.9
Accounts payable	67.2	95.0	44.0	(11.5)	194.7
Accrued expenses	142.6	263.0	4.6	—	410.2
Current portion of unearned revenues	171.5	180.3	7.7	0.9	360.4
Liabilities associated with assets held-for-sale	—	124.2	74.2	—	198.4
Total current liabilities	405.9	664.5	130.5	(10.6)	1,190.3
Long-term debt	3,117.9	—	—	—	3,117.9
Long-term broadcast rights payable	18.3	2.5	—	—	20.8
Unearned revenues	82.3	42.0	(0.2)	—	124.1
Deferred income taxes	209.5	233.8	—	(6.3)	437.0
Other noncurrent liabilities	99.4	97.8	19.8	—	217.0
Investment in subsidiaries	—	—	58.8	(58.8)	—
Intercompany payable	502.7	7,846.4	7,522.0	(15,871.1)	—
Intercompany notes payable	—	—	204.7	(204.7)	—
Total liabilities	4,436.0	8,887.0	7,935.6	(16,151.5)	5,107.1
Redeemable, convertible Series A preferred stock	522.6	—	—	—	522.6
Shareholders’ equity	1,097.5	4,630.3	206.9	(4,837.2)	1,097.5
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$6,056.1	$13,517.3	$8,142.5	$(20,988.7)	$6,727.2

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheet
As of June 30, 2017

Assets	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$21.8	$—	$0.5	$—	$22.3
Accounts receivable, net	129.0	47.5	206.8	(94.2)	289.1
Inventories	20.6	0.1	1.2	—	21.9
Current portion of subscription acquisition costs	136.9	8.1	—	—	145.0
Current portion of broadcast rights	5.8	2.0	—	—	7.8
Other current assets	16.8	1.9	0.6	—	19.3
Total current assets	330.9	59.6	209.1	(94.2)	505.4
Net property, plant, and equipment	143.7	45.2	0.9	—	189.8
Subscription acquisition costs	76.0	3.7	—	—	79.7
Broadcast rights	19.3	2.5	—	—	21.8
Deferred income taxes	—	—	6.0	(6.0)	—
Other assets	68.8	—	0.8	—	69.6
Intangible assets, net	709.7	245.2	1.0	—	955.9
Goodwill	614.7	227.3	65.5	—	907.5
Intercompany receivable	83.5	185.3	6.9	(275.7)	—
Investment in subsidiaries	676.3	—	—	(676.3)	—
Total assets	$2,722.9	$768.8	$290.2	$(1,052.2)	$2,729.7

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$62.5	$—	$—	$—	$62.5
Current portion of long-term broadcast rights payable	6.8	2.4	—	—	9.2
Accounts payable	50.3	12.1	98.4	(94.2)	66.6
Accrued expenses	88.2	10.5	3.7	—	102.4
Current portion of unearned revenues	202.1	11.3	5.6	—	219.0
Total current liabilities	409.9	36.3	107.7	(94.2)	459.7
Long-term debt	560.3	—	75.4	—	635.7
Long-term broadcast rights payable	19.7	2.8	—	—	22.5
Unearned revenues	102.4	4.1	—	—	106.5
Deferred income taxes	328.7	62.0	—	(6.0)	384.7
Other noncurrent liabilities	113.7	10.9	—	—	124.6
Intercompany payable	192.2	40.6	42.9	(275.7)	—
Total liabilities	1,726.9	156.7	226.0	(375.9)	1,733.7
Shareholders’ equity	996.0	612.1	64.2	(676.3)	996.0
Total liabilities and shareholders’ equity	$2,722.9	$768.8	$290.2	$(1,052.2)	$2,729.7

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
For the Year Ended June 30, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising	$623.0	$489.9	$3.7	$—	$1,116.6
Circulation	288.0	197.7	3.6	—	489.3
All other	293.8	330.4	105.1	(87.8)	641.5
Total revenues	1,204.8	1,018.0	112.4	(87.8)	2,247.4
Operating expenses
Production, distribution, and editorial	485.5	416.2	42.1	(83.2)	860.6
Selling, general, and administrative	510.2	416.4	39.9	(3.8)	962.7
Acquisition, disposition, and restructuring related activities	58.4	111.8	3.2	—	173.4
Depreciation and amortization	33.3	94.4	1.3	—	129.0
Impairment of goodwill and other long-lived assets	22.7	—	—	—	22.7
Total operating expenses	1,110.1	1,038.8	86.5	(87.0)	2,148.4
Income (loss) from operations	94.7	(20.8)	25.9	(0.8)	99.0
Non-operating income (expense), net	(11.7)	0.6	(0.6)	—	(11.7)
Interest income (expense), net	(95.1)	7.2	(9.0)	—	(96.9)
Earnings (loss) from continuing operations before income taxes	(12.1)	(13.0)	16.3	(0.8)	(9.6)
Income tax benefit (expense)	116.6	8.4	(1.4)	—	123.6
Earnings (loss) from continuing operations	104.5	(4.6)	14.9	(0.8)	114.0
Earnings (loss) from discontinued operations, net of income taxes	(12.2)	18.6	(21.0)	—	(14.6)
Earnings (loss) before equity income (loss)	92.3	14.0	(6.1)	(0.8)	99.4
Earnings (loss) from equity in subsidiaries	7.1	6.9	(10.7)	(3.3)	—
Net earnings (loss)	$99.4	$20.9	$(16.8)	$(4.1)	$99.4

Total comprehensive income (loss)	$85.7	$17.9	$(25.4)	$7.5	$85.7

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
For the Year Ended June 30, 2017

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising	$671.6	$260.7	$1.8	$—	$934.1
Circulation	310.4	11.6	—	—	322.0
All other	257.1	68.8	131.3	—	457.2
Total revenues	1,239.1	341.1	133.1	—	1,713.3
Operating expenses
Production, distribution, and editorial	471.7	100.2	31.1	—	603.0
Selling, general, and administrative	543.1	105.4	82.4	—	730.9
Acquisition, disposition, and restructuring related activities	8.3	—	2.0	—	10.3
Depreciation and amortization	37.6	15.7	0.5	—	53.8
Impairment of goodwill and other long-lived assets	0.9	5.3	—	—	6.2
Total operating expenses	1,061.6	226.6	116.0	—	1,404.2
Income from operations	177.5	114.5	17.1	—	309.1
Interest expense, net	(14.2)	—	(4.6)	—	(18.8)
Earnings before income taxes	163.3	114.5	12.5	—	290.3
Income tax expense	(51.7)	(45.5)	(4.2)	—	(101.4)
Earnings before equity earnings	111.6	69.0	8.3	—	188.9
Earnings from equity in subsidiaries	77.3	—	—	(77.3)	—
Net earnings	$188.9	$69.0	$8.3	$(77.3)	$188.9

Total comprehensive income	$198.4	$69.0	$8.3	$(77.3)	$198.4

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
For the Year Ended June 30, 2016

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising	$687.5	$224.6	$2.1	$—	$914.2
Circulation	318.4	10.2	—	—	328.6
All other	219.7	51.5	135.6	—	406.8
Total revenues	1,225.6	286.3	137.7	—	1,649.6
Operating expenses
Production, distribution, and editorial	473.6	92.4	45.3	—	611.3
Selling, general, and administrative	553.3	103.7	66.5	—	723.5
Acquisition, disposition, and restructuring related activities	(37.5)	—	1.1	—	(36.4)
Depreciation and amortization	41.8	16.6	0.7	—	59.1
Impairment of goodwill and other long-lived assets	44.6	—	116.9	—	161.5
Total operating expenses	1,075.8	212.7	230.5	—	1,519.0
Income (loss) from operations	149.8	73.6	(92.8)	—	130.6
Interest income (expense), net	(27.2)	—	6.8	—	(20.4)
Earnings (loss) before income taxes	122.6	73.6	(86.0)	—	110.2
Income tax expense	(45.6)	(28.1)	(2.6)	—	(76.3)
Earnings (loss) before equity loss	77.0	45.5	(88.6)	—	33.9
Loss from equity in subsidiaries	(43.1)	—	—	43.1	—
Net earnings (loss)	$33.9	$45.5	$(88.6)	$43.1	$33.9

Total comprehensive income (loss)	$18.0	$45.5	$(88.6)	$43.1	$18.0

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Year Ended June 30, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$(463.9)	$515.3	$100.0	$—	$151.4
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(2,786.5)	—	—	—	(2,786.5)
Proceeds from disposition of assets, net of cash sold	86.4	—	132.8	—	219.2
Additions to property, plant, and equipment	(41.2)	(11.6)	(0.4)	—	(53.2)
Other	3.1	—	—	—	3.1
Net cash provided by (used in) investing activities	(2,738.2)	(11.6)	132.4	—	(2,617.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	3,260.0	—	—	—	3,260.0
Repayments of long-term debt	(689.7)	—	(75.4)	—	(765.1)
Issued preferred stock, warrants, and options proceeds, net of issuance costs	631.0	—	—	—	631.0
Dividends paid	(121.5)	—	—	—	(121.5)
Purchases of Company stock	(31.1)	—	—	—	(31.1)
Proceeds from common stock issued	19.3	—	—	—	19.3
Payment of acquisition related contingent consideration	(4.0)	(1.1)	—	—	(5.1)
Debt acquisition costs	(70.8)	—	—	—	(70.8)
Net increase (decrease) in intercompany obligations	382.1	(299.8)	(82.3)	—	—
Net cash provided by (used in) financing activities	3,375.3	(300.9)	(157.7)	—	2,916.7
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.1)	—	(4.1)
Change in cash held-for-sale	—	—	(31.3)	—	(31.3)
Net increase in cash and cash equivalents	173.2	202.8	39.3	—	415.3
Cash and cash equivalents at beginning of year	21.8	—	0.5	—	22.3
Cash and cash equivalents at end of year	$195.0	$202.8	$39.8	$—	$437.6

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Year Ended June 30, 2017

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$240.7	$22.8	$(44.2)	$—	$219.3
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(84.4)	—	—	—	(84.4)
Proceeds from disposition of assets, net of cash sold	1.5	—	—	—	1.5
Additions to property, plant, and equipment	(28.8)	(6.0)	—	—	(34.8)
Net cash used in investing activities	(111.7)	(6.0)	—	—	(117.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	365.0	—	15.0	—	380.0
Repayments of long-term debt	(354.4)	—	(20.0)	—	(374.4)
Dividends paid	(91.9)	—	—	—	(91.9)
Purchases of Company stock	(53.3)	—	—	—	(53.3)
Proceeds from common stock issued	38.0	—	—	—	38.0
Excess tax benefits from share-based payments	6.8	—	—	—	6.8
Payment of acquisition related contingent consideration	(8.0)	—	—	—	(8.0)
Debt acquisition costs	(1.5)	—	—	—	(1.5)
Net increase (decrease) in intercompany obligations	(32.1)	(16.8)	48.9	—	—
Net cash provided by (used in) financing activities	(131.4)	(16.8)	43.9	—	(104.3)
Net decrease in cash and cash equivalents	(2.4)	—	(0.3)	—	(2.7)
Cash and cash equivalents at beginning of year	24.2	—	0.8	—	25.0
Cash and cash equivalents at end of year	$21.8	$—	$0.5	$—	$22.3

Meredith Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Year Ended June 30, 2016

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$270.5	$(31.5)	$(12.4)	$—	$226.6
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(8.2)	—	—	—	(8.2)
Proceeds from disposition of assets, net of cash sold	—	1.8	—	—	1.8
Additions to property, plant, and equipment	(18.2)	(6.4)	(0.4)	—	(25.0)
Net cash used in investing activities	(26.4)	(4.6)	(0.4)	—	(31.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	167.1	—	0.4	—	167.5
Repayments of long-term debt	(267.5)	—	—	—	(267.5)
Dividends paid	(86.1)	—	—	—	(86.1)
Purchases of Company stock	(31.1)	—	—	—	(31.1)
Proceeds from common stock issued	20.9	—	—	—	20.9
Excess tax benefits from share-based payments	4.2	—	—	—	4.2
Payment of acquisition related contingent consideration	(0.8)	—	—	—	(0.8)
Debt acquisition costs	(0.1)	—	—	—	(0.1)
Net increase (decrease) in intercompany obligations	(48.3)	35.7	12.6	—	—
Net cash provided by (used in) financing activities	(241.7)	35.7	13.0	—	(193.0)
Net increase (decrease) in cash and cash equivalents	2.4	(0.4)	0.2	—	2.2
Cash and cash equivalents at beginning of year	21.8	0.4	0.6	—	22.8
Cash and cash equivalents at end of year	$24.2	$—	$0.8	$—	$25.0

Meredith Corporation and Subsidiaries
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Additions
Reserves Deducted from Receivables in the Consolidated Financial Statements:	Balance at beginning of period	Acquired	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
(In millions)
Fiscal year ended June 30, 2018
Reserve for doubtful accounts	$6.5	$—	$12.5	$—	$(6.8)	$12.2
Reserve for returns	1.5	—	3.1	—	(2.4)	2.2
Income tax valuation allowance	—	21.4	—	—	(0.3)	21.1
Total	$8.0	$21.4	$15.6	$—	$(9.5)	$35.5
Fiscal year ended June 30, 2017
Reserve for doubtful accounts	$7.0	$—	$4.5	$—	$(5.0)	$6.5
Reserve for returns	1.3	—	4.0	—	(3.8)	1.5
Total	$8.3	$—	$8.5	$—	$(8.8)	$8.0
Fiscal year ended June 30, 2016
Reserve for doubtful accounts	$6.5	$—	$4.8	$—	$(4.3)	$7.0
Reserve for returns	2.0	—	3.8	—	(4.5)	1.3
Total	$8.5	$—	$8.6	$—	$(8.8)	$8.3

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Meredith Corporation (Meredith or the Company) maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to provide reasonable assurance that (1) information that is required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (SEC) rules and forms and (2) such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on this evaluation, Meredith’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018, due to the material weakness in internal control over financial reporting relating to purchase accounting for the opening balance sheet of Time Inc. (Time), which was acquired on January 31, 2018, as described below.

Notwithstanding this material weakness, Meredith has concluded that the consolidated financial statements as originally filed, and as included in this Form 10-K/A, present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America (U. S. GAAP).

Management’s Report on Internal Control over Financial Reporting

Meredith’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that were determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and they may not prevent or detect misstatements.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer and oversight by the Board of Directors, Meredith conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting as of June 30, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, management has excluded Time from its internal control assessment. Time represents 59 percent of Meredith’s consolidated assets as of June 30, 2018, and 28 percent of Meredith’s consolidated revenues for the year ended June 30, 2018.

Based on this evaluation, management identified ineffective process-level controls over the completeness, existence, accuracy, and valuation of certain acquired assets and assumed liabilities on the acquisition date as set forth in Note 2, Acquisitions, specifically, accounts receivable; property, plant, and equipment; other current assets; other assets; accounts payable; accrued liabilities; unearned revenues; and other noncurrent liabilities, and over the review of certain revenue contracts relating to amounts recorded in unearned revenue, due to an ineffective risk assessment process over the measurement and recognition of certain acquired assets and assumed liabilities of Time.

These control deficiencies relating to the opening balance sheet of an acquired business create a reasonable possibility that a material misstatement in the opening balance sheet or subsequent consolidated financial statements would not have been prevented or detected on a timely basis. Accordingly, management concluded that the control deficiencies constitute a material weakness in the Company’s internal control over financial reporting and, as a result, the Company’s internal control over financial reporting was not effective as of June 30, 2018. These control deficiencies resulted in immaterial misstatements discovered in subsequent periods relating to subscription acquisition costs, unearned revenues, consumer related revenues, and selling, general, and administrative expenses, which were not corrected in the consolidated financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Meredith’s independent registered public accounting firm, KPMG LLP, which has audited the Company’s consolidated financial statements included in this Form 10-K/A, has expressed an adverse report on the operating effectiveness of the Company’s internal control over financial reporting. KPMG’s adverse report is set out on page 6 of this Form 10-K/A.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, which arose during the quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Remediation Plan

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management, with the oversight of the Audit Committee, has evaluated the material weakness described above and designed a remediation plan to address the material weakness and enhance the Company’s internal control environment. The remediation plan is being implemented and includes a robust risk assessment process coupled with additional controls and procedures. The Company has engaged external internal control specialists to assist with the remediation plan. Management is committed to successfully implementing the remediation plan as promptly as possible.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements listed under (a) 1. and the financial statement schedule listed under (a) 2. of the Company and its subsidiaries are filed as part of this report as set forth in the Index in Item 8.

(a)	Financial Statements, Financial Statement Schedule, and Exhibits

	1.	Financial Statements

Reports of Independent Registered Public Accounting Firm
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

	3.	Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Amended Form 10-K.

EXHIBIT INDEX

Exhibit Number	Item

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are being furnished solely to accompany this Amended Annual Report on Form 10-K/A pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 13, 2019