Form 10-Q/A
period 2018-09-30
MEREDITH CORP
filed 2019-05-14
CIK 65011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

Registrant's telephone number, including area code: (515) 284-3000
Former name, former address, and former fiscal year, if changed since last report: Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1	MDP	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at October 31, 2018
Common shares	39,879,039
Class B shares	5,105,920
Total common and Class B shares	44,984,959

EXPLANATORY NOTE

Meredith Corporation (Meredith or the Company) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Amended Form 10-Q), which was originally filed with the Securities and Exchange Commission (SEC) on November 9, 2018 (Original Form 10-Q), to amend our disclosure under Item 4-Controls and Procedures to disclose the revised conclusion of the Company's Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018. Management revised its conclusion after the identification of a material weakness in the Company's internal control over financial reporting, which had not been remediated by the end of the quarter ended September 30, 2018.

This Amendment does not change the previously reported financial statements or, except as expressly described in the prior paragraph, any of the other disclosures contained in the Original Form 10-Q. This Amended Form 10-Q does not reflect any events that occurred at a date subsequent to the filing of the Original Form 10-Q or modify or update those disclosures therein in any way. Accordingly, this Amended Form 10-Q should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are being filed herewith as exhibits to this Amended Form 10-Q (Exhibit 31.1 and Exhibit 31.2). The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amended Form 10-Q.

PART I	FINANCIAL INFORMATION

Item 4.	Controls and Procedures

Meredith Corporation's (Meredith or the Company) management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, that was filed on November 9, 2018, we disclosed the conclusions of our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized, and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to that evaluation, management reevaluated its internal control over financial reporting as of September 30, 2018, and concluded that there was a material weakness in the Company’s internal control over financial reporting relating to purchase accounting for the opening balance sheet of Time Inc. (Time). More specifically, management identified ineffective process-level controls over the completeness, existence, accuracy, and valuation of certain acquired assets and assumed liabilities on the acquisition date of January 31, 2018, specifically, accounts receivable; property, plant, and equipment; other current assets; other assets; accounts payable; accrued liabilities; unearned revenues; and other noncurrent liabilities, and over the review of certain revenue contracts relating to amounts recorded in unearned revenue, due to an ineffective risk assessment process over the measurement and recognition of certain acquired assets and assumed liabilities of Time. These control deficiencies relating to the opening balance sheet of an acquired business create a reasonable possibility that a material misstatement in the opening balance sheet or subsequent consolidated financial statements would not have been prevented or detected on a timely basis. The Company is amending this Item 4 to reflect this conclusion.

While these control deficiencies resulted in immaterial differences that were identified after consolidated financial statements were issued, management believes that the material weakness did not result in any material misstatement of the consolidated financial statements previously issued by the Company.

As permitted by interpretive guidance for newly acquired businesses issued by the staff of the United States Securities and Exchange Commission, management has excluded the internal control over financial reporting of Time legacy systems from the evaluation of the Company’s effectiveness of its disclosure controls and procedures as of September 30, 2018. Financial information on Time's legacy systems represents 55 percent of the Company's total assets as of September 30, 2018, and 24 percent of revenues for the three months ended September 30, 2018.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, which arose during the quarter ended March 31, 2018, and changes in internal controls that have been made related to the integration of Time into the post-acquisition combined company, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September  30, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

4