Form 10-Q
period 2019-03-31
MEREDITH CORP
filed 2019-05-14
CIK 65011

Click here for Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019	Commission file number 1-5128

MEREDITH CORPORATION
(Exact name of registrant as specified in its charter)

Iowa	42-0410230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1716 Locust Street, Des Moines, Iowa	50309-3023
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1	MDP	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of stock outstanding at April 30, 2019
Common shares	40,070,414
Class B shares	5,098,373
Total common and Class B shares	45,168,787

(This page has been left blank intentionally.)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2019	June 30, 2018
(In millions)
Current assets
Cash and cash equivalents	$52.5	$437.6
Accounts receivable, net	594.0	542.0
Inventories	70.5	44.2
Current portion of subscription acquisition costs	216.4	144.0
Current portion of broadcast rights	10.8	9.8
Assets held-for-sale	362.3	725.8
Other current assets	59.3	114.3
Total current assets	1,365.8	2,017.7
Property, plant, and equipment	873.7	861.4
Less accumulated depreciation	(437.9)	(377.6)
Net property, plant, and equipment	435.8	483.8
Subscription acquisition costs	176.8	66.2
Broadcast rights	7.1	18.9
Other assets	276.4	263.3
Intangible assets, net	1,893.2	2,005.2
Goodwill	1,959.2	1,915.8
Total assets	$6,114.3	$6,770.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders' Equity	March 31, 2019	June 30, 2018
(In millions except per share data)
Current liabilities
Current portion of long-term debt	$—	$17.7
Current portion of long-term broadcast rights payable	10.3	8.9
Accounts payable	219.7	194.7
Accrued expenses and other liabilities	281.5	410.2
Current portion of unearned revenues	424.5	386.3
Liabilities associated with assets held-for-sale	187.1	211.1
Total current liabilities	1,123.1	1,228.9
Long-term debt	2,459.4	3,117.9
Long-term broadcast rights payable	9.5	20.8
Unearned revenues	229.5	129.2
Deferred income taxes	518.3	437.0
Other noncurrent liabilities	200.8	217.0
Total liabilities	4,540.6	5,150.8

Redeemable, convertible Series A preferred stock, par value $1 per share, $1,000 per share liquidation preference	535.7	522.6

Shareholders' equity
Series preferred stock, par value $1 per share	—	—
Common stock, par value $1 per share	40.1	39.8
Class B stock, par value $1 per share	5.1	5.1
Additional paid-in capital	212.6	199.5
Retained earnings	817.6	889.8
Accumulated other comprehensive loss	(37.4)	(36.7)
Total shareholders' equity	1,038.0	1,097.5
Total liabilities, redeemable convertible preferred stock, and shareholders' equity	$6,114.3	$6,770.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss)
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2019	2018	2019	2018
(In millions except per share data)
Revenues
Advertising related	$365.6	$324.4	$1,277.2	$765.4
Consumer related	359.0	281.4	1,024.5	582.7
Other	18.8	45.2	79.4	113.4
Total revenues	743.4	651.0	2,381.1	1,461.5
Operating expenses
Production, distribution, and editorial	284.4	250.4	873.4	566.5
Selling, general, and administrative	305.8	294.6	995.3	639.7
Acquisition, disposition, and restructuring related activities	16.8	138.8	61.6	150.4
Depreciation and amortization	61.5	40.0	190.3	65.0
Impairment of long-lived assets	—	—	—	19.8
Total operating expenses	668.5	723.8	2,120.6	1,441.4
Income (loss) from operations	74.9	(72.8)	260.5	20.1
Non-operating income (expense), net	4.1	(7.2)	17.3	(5.9)
Interest expense, net	(38.4)	(45.6)	(130.4)	(55.9)
Earnings (loss) from continuing operations before income taxes	40.6	(125.6)	147.4	(41.7)
Income tax benefit (expense)	(12.5)	30.1	(16.3)	139.0
Earnings (loss) from continuing operations	28.1	(95.5)	131.1	97.3
Loss from discontinued operations, net of income taxes	(4.4)	(14.7)	(71.8)	(14.7)
Net earnings (loss)	$23.7	$(110.2)	$59.3	$82.6

Earnings (loss) attributable to common shareholders	$4.7	$(123.2)	$0.5	$69.1

Basic earnings (loss) per share attributable to common shareholders
Continuing operations	$0.20	$(2.41)	$1.60	$1.86
Discontinued operations	(0.10)	(0.33)	(1.59)	(0.32)
Basic earnings (loss) per common share	$0.10	$(2.74)	$0.01	$1.54
Basic average common shares outstanding	45.3	45.0	45.3	44.9

Diluted earnings (loss) per share attributable to common shareholders
Continuing operations	$0.20	$(2.41)	$1.59	$1.85
Discontinued operations	(0.10)	(0.33)	(1.58)	(0.32)
Diluted earnings (loss) per common share	$0.10	$(2.74)	$0.01	$1.53
Diluted average common shares outstanding	45.6	45.0	45.4	45.5

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months		Nine Months
Periods ended March 31,	2019	2018	2019	2018
(In millions)
Net earnings (loss)	$23.7	$(110.2)	$59.3	$82.6
Other comprehensive income (loss), net of income taxes
Pension and other postretirement benefit plans activity	0.4	0.4	1.2	1.1
Unrealized foreign currency translation gain (loss), net	3.4	(2.0)	(1.9)	(2.0)
Unrealized gain on interest rate swaps	—	(0.9)	—	—
Other comprehensive income (loss), net of income taxes	3.8	(2.5)	(0.7)	(0.9)
Comprehensive income (loss)	$27.5	$(112.7)	$58.6	$81.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	$39.8	$5.1	$199.5	$889.8	$(36.7)	$1,097.5
Net earnings	—	—	—	17.0	—	17.0
Other comprehensive loss, net of income taxes	—	—	—	—	(1.9)	(1.9)
Shares issued under incentive plans, net of forfeitures	0.2	—	0.9	—	—	1.1
Purchases of Company stock	(0.1)	—	(3.1)	—	—	(3.2)
Share-based compensation	—	—	10.2	—	—	10.2
Dividends paid
Common stock ($0.545 dividend per share)	—	—	—	(23.0)	—	(23.0)
Class B stock ($0.545 dividend per share)	—	—	—	(2.8)	—	(2.8)
Series A preferred stock ($21.49 dividend per share)	—	—	—	(14.0)	—	(14.0)
Accretion of Series A preferred stock	—	—	—	(4.3)	—	(4.3)
Cumulative effect adjustment for adoption of Accounting Standards Update 2014-09	—	—	—	2.4	—	2.4
Balance at September 30, 2018	39.9	5.1	207.5	865.1	(38.6)	1,079.0
Net earnings	—	—	—	18.6	—	18.6
Other comprehensive loss, net of income taxes	—	—	—	—	(2.6)	(2.6)
Shares issued under incentive plans, net of forfeitures	0.1	—	1.3	—	—	1.4
Purchases of Company stock	—	—	(1.8)	—	—	(1.8)
Share-based compensation	—	—	5.7	—	—	5.7
Dividends paid
Common stock ($0.545 dividend per share)	—	—	—	(23.1)	—	(23.1)
Class B stock ($0.545 dividend per share)	—	—	—	(2.8)	—	(2.8)
Series A preferred stock ($22.19 dividend per share)	—	—	—	(14.4)	—	(14.4)
Accretion of Series A preferred stock	—	—	—	(4.3)	—	(4.3)
Balance at December 31, 2018	40.0	5.1	212.7	839.1	(41.2)	1,055.7
Net earnings	—	—	—	23.7	—	23.7
Other comprehensive income, net of income taxes	—	—	—	—	3.8	3.8
Shares issued under various incentive plans, net of forfeitures	0.1	—	1.3	—	—	1.4
Purchases of Company stock	—	—	(4.1)	—	—	(4.1)
Share-based compensation	—	—	2.7	—	—	2.7
Dividends paid
Common stock ($0.575 dividend per share)	—	—	—	(24.3)	—	(24.3)
Class B stock ($0.575 dividend per share)	—	—	—	(2.9)	—	(2.9)
Series A preferred stock ($20.78 dividend per share)	—	—	—	(13.6)	—	(13.6)
Accretion of Series A preferred stock	—	—	—	(4.4)	—	(4.4)
Balance at March 31, 2019	$40.1	$5.1	$212.6	$817.6	$(37.4)	$1,038.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Continued)
(Unaudited)

(In millions except per share data)	Common Stock - $1 par value	Class B Stock - $1 par value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2017	$39.4	$5.1	$54.8	$915.7	$(19.0)	$996.0
Net earnings	—	—	—	33.4	—	33.4
Other comprehensive income, net of income taxes	—	—	—	—	0.6	0.6
Stock issued under various incentive plans, net of forfeitures	0.5	—	11.5	—	—	12.0
Purchases of Company stock	(0.3)	—	(17.4)	—	—	(17.7)
Share-based compensation	—	—	6.7	—	—	6.7
Dividends paid
Common stock ($0.520 dividend per share)	—	—	—	(20.9)	—	(20.9)
Class B stock ($0.520 dividend per share)	—	—	—	(2.7)	—	(2.7)
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	1.0	(0.6)	—	0.4
Balance at September 30, 2017	39.6	5.1	56.6	924.9	(18.4)	1,007.8
Net earnings	—	—	—	159.4	—	159.4
Other comprehensive income, net of income taxes	—	—	—	—	1.0	1.0
Stock issued under various incentive plans, net of forfeitures	0.1	—	5.7	—	—	5.8
Purchases of Company stock	(0.1)	—	(6.8)	—	—	(6.9)
Share-based compensation	—	—	3.4	—	—	3.4
Dividends paid
Common stock ($0.520 dividend per share)	—	—	—	(21.1)	—	(21.1)
Class B stock ($0.520 dividend per share)	—	—	—	(2.6)	—	(2.6)
Balance at December 31, 2017	39.6	5.1	58.9	1,060.6	(17.4)	1,146.8
Net loss	—	—	—	(110.2)	—	(110.2)
Other comprehensive loss, net of income taxes	—	—	—	—	(2.5)	(2.5)
Stock issued under various incentive plans, net of forfeitures	0.1	—	1.1	—	—	1.2
Issuance of replacement Time share-based compensation awards	—	—	9.8	—	—	9.8
Purchases of Company stock	—	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	16.8	—	—	16.8
Issuance of warrants and options	—	—	115.6	—	—	115.6
Dividends paid
Common stock ($0.545 dividend per share)	—	—	—	(22.8)	—	(22.8)
Class B stock ($0.545 dividend per share)	—	—	—	(2.8)	—	(2.8)
Series A preferred stock ($13.692 dividend per share)	—	—	—	(8.9)	—	(8.9)
Accretion of Series A preferred stock	—	—	—	(2.9)	—	(2.9)
Reclassification adjustment for adoption of Accounting Standards Update 2018-02	—	—	—	4.0	(4.0)	—
Balance at March 31, 2018	$39.7	$5.1	$198.6	$917.0	$(23.9)	$1,136.5

See accompanying Notes to Condensed Consolidated Financial Statements.

Meredith Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended March 31,	2019	2018
(In millions)
Cash flows from operating activities
Net earnings	$59.3	$82.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	74.0	32.1
Amortization	116.3	32.9
Share-based compensation	18.6	26.9
Deferred income taxes	75.4	(150.5)
Amortization of original issue discount and debt issuance costs	6.1	3.9
Amortization of broadcast rights	15.1	14.4
Payments for broadcast rights	(14.3)	(15.7)
Gain (loss) on sale of assets	(9.8)	8.6
Loss on extinguishment of debt	15.9	—
Write-down of impaired assets	—	19.8
Other operating activities, net	(3.1)	10.0
Changes in assets and liabilities, net of acquisitions	(201.0)	30.1
Net cash provided by operating activities	152.5	95.1
Cash flows from investing activities
Acquisitions of and investments in businesses, net of cash acquired	(18.3)	(2,803.4)
Proceeds from disposition of assets, net of cash sold	348.9	134.7
Additions to property, plant, and equipment	(28.6)	(41.5)
Other	—	3.8
Net cash provided by (used in) investing activities	302.0	(2,706.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	80.0	3,260.0
Repayments of long-term debt	(776.9)	(760.6)
Proceeds from preferred stock, warrants, and options issued, net of issuance costs	—	631.0
Dividends paid	(120.9)	(81.8)
Debt issuance costs paid	—	(70.8)
Purchases of Company stock	(9.1)	(28.2)
Proceeds from common stock issued	3.9	19.0
Payment of acquisition-related contingent consideration	(19.3)	(3.2)
Net cash provided by (used in) financing activities	(842.3)	2,965.4
Effect of exchange rate changes on cash and cash equivalents	(0.8)	—
Change in cash in assets held-for-sale	3.5	(4.2)
Net increase (decrease) in cash and cash equivalents	(385.1)	349.9
Cash and cash equivalents at beginning of period	437.6	22.3
Cash and cash equivalents at end of period	$52.5	$372.2

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, which are included in Meredith's Annual Report on Form 10-K/A (Form 10-K) for the year ended June 30, 2018, filed with the SEC.

The condensed consolidated financial statements as of March 31, 2019, and for the three and nine months ended March 31, 2019 and 2018, are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of June 30, 2018, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassification—Certain prior year amounts have been reclassified to conform to the fiscal 2019 presentation.

Adopted Accounting Pronouncements—

ASU 2014-09—In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606) that updated and replaced existing revenue recognition guidance. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. Additionally, the guidance requires new and significantly enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts as well as judgments made by a company when following the framework.

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

ASU 2016-01—In January 2016, the FASB issued guidance to improve and simplify accounting for financial instruments. The updated guidance includes several provisions that are not applicable to the Company’s condensed consolidated financial statements with the exception of changes to fair value disclosures. Under the new guidance, public entities are no longer required to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the balance sheet. It also requires public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes. The guidance was adopted in the first quarter of fiscal 2019. The adoption of this guidance required a change in the Company's disclosures only and did not have an impact on the Company's financial position, results of operations, or cash flows.

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

As a result of the update, the Company reclassified a cash outflow of $0.8 million from financing activities to operating activities related to contingent considerations paid in excess of that recognized as a liability on the date of acquisition and reclassified a cash inflow of $0.7 million from operating activities to investing activities related to cash proceeds from corporate owned life insurance in the nine months ended March 31, 2018. The update is not expected to have a material impact on the classification of future cash flows.

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

As required by the standard, the Company adopted the update on July 1, 2018, retrospectively to July 1, 2016, which resulted in an increase in production, distribution, and editorial expenses of $0.8 million and $2.4 million, an increase in selling, general, and administrative expenses of $3.8 million and $3.4 million, and a decrease in non-operating income (expense), net of $4.6 million and $5.8 million for the three and nine months ended March 31, 2018, respectively. The Company elected the practical expedient allowed by the update and utilized previously disclosed components of net periodic benefit costs from the pension and other postretirement benefit plan note in the June 30, 2018, Form 10-K. For the three months ended March 31, 2019, the implementation of this guidance resulted in an increase in production, distribution, and editorial expenses of $1.3 million, an increase in selling, general, and administrative expenses of $2.6 million, and an increase in non-operating income (expense), net of $3.9 million. For the nine months ended March 31, 2019, the implementation of this guidance resulted in an increase in production, distribution, and editorial expenses of $1.3 million, an increase in selling, general, and administrative expenses of $10.4 million, and an increase in non-operating income (expense), net of $11.7 million, compared to that which would have been reported under previous guidance.

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

In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. Specifically, the final rule modifies or eliminates disclosures that are redundant, duplicative, overlapping, outdated, or superseded in light of other SEC or U.S. GAAP disclosure requirements or changes in the information environment. Several aspects of the final rule are applicable to the Company but did not have a material impact on the Company's condensed consolidated financial statements. The amendments were effective November 5, 2018, and were implemented in the first quarter of fiscal 2019.

Pending Accounting Pronouncements—

ASU 2016-02—In February 2016, the FASB issued an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. This standard is required to be applied using a modified retrospective approach, which gives the option of applying the new guidance as of the effective date with enhanced disclosure requirements for comparative periods presented under prior lease guidance or applying the new standard at the beginning of the earliest comparative period presented. The FASB continues to issue amendments to further clarify provisions of this guidance. The standard, including the amendments made since initial issuance, is effective for the Company beginning July 1, 2019, with early adoption permitted. The Company is in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. As such, the Company is currently evaluating the effect the guidance will have on the Company's consolidated financial statements.

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

ASU 2019-02—In March 2019, the FASB issued an accounting standards update which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, the update modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in the accounting standards for entities in the film and broadcast entertainment industries. The update is effective for the Company in the first quarter of fiscal 2020 and must be applied prospectively. Early adoption is permitted. The Company is currently assessing the impact this update will have on the Company's consolidated financial statements.

2. Acquisitions

On February 28, 2019, Meredith acquired 100 percent of the membership interests in Linfield Media, LLC (Linfield Media), a marketing business focused on online savings and deals, for $16.6 million in cash. The results of Linfield Media have been included in the condensed consolidated financial statements since that date.

On January 31, 2018, Meredith completed the acquisition of all the outstanding shares of Time Inc. (Time). The fair values of the assets acquired and liabilities assumed were based on management’s preliminary estimates of the fair values of Time’s net assets. The estimated fair values of net assets and resulting goodwill were subject to the Company finalizing its analysis of the fair value of Time’s assets and liabilities as of the acquisition date, which occurred in the third quarter of fiscal 2019.

In the first nine months of fiscal 2019, the Company recorded purchase price allocation adjustments relating to the Time acquisition that increased goodwill by $24.6 million, reduced assets held-for-sale by $19.9 million and increased deferred income tax liabilities by $4.7 million. These adjustments resulted from new information about facts and circumstances that existed at the time of the acquisition. The measurement period is now closed.

In preparing its condensed consolidated financial statements for the three and nine months ended March 31, 2019, the Company identified errors in the accounting for certain magazine subscriptions in prior periods beginning at the time of the acquisition of Time. The errors were due to the incorrect coding of certain magazine subscriptions by Time, which resulted in the subscriptions being recorded on a net basis instead of a gross basis in the Company's national media segment.

As a result of these errors, consumer related revenue and selling, general, and administrative expense were understated on the Company's Condensed Consolidated Statements of Earnings (Loss) and subscription acquisition costs and unearned revenues were understated on the Company's Condensed Consolidated Balance Sheets. As these errors also affected certain of the brands held-for-sale (see Note 4), assets held-for-sale and liabilities associated with assets held-for-sale were also understated on the Company's Condensed Consolidated Balance Sheets.

Also, in the quarter ended March 31, 2019, the Company recorded an out-of-period adjustment to correct the impact on the opening Time balance sheet of these coding errors. The effect of the adjustment was to reduce selling, general, and administrative expenses by $10.0 million, and increase goodwill by $7.4 million and income tax expense by $2.6 million as of and for the three and nine months ended March 31, 2019.

In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, the Company calculated the effect of these errors and determined that they were not material, individually or in the aggregate, to previously issued financial statements and, therefore, amendment of previously filed reports was not required. As permitted by SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company corrected, in the current filing, previously reported results.

In accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections, the effect of the correction on each financial statement line item for each period affected is as follows:

Condensed Consolidated Balance Sheet as of June 30, 2018	As Reported	Adjustment	As Adjusted
(in millions)
Current portion of subscription acquisition costs	$118.1	$25.9	$144.0
Assets held-for-sale	713.1	12.7	725.8
Subscription acquisition costs	61.1	5.1	66.2
Current portion of unearned revenues	360.4	25.9	386.3
Liabilities associated with assets held-for-sale	198.4	12.7	211.1
Unearned revenues	124.1	5.1	129.2

Condensed Consolidated Statements of Earnings (Loss)	As Reported	Adjustment	As Adjusted
(in millions)
For the three months ended March 31, 2018
Consumer related revenue	$279.2	$2.2	$281.4
Selling, general, and administrative expense	292.4	2.2	294.6

For the nine months ended March 31, 2018
Consumer related revenue	580.5	2.2	582.7
Selling, general, and administrative expense	637.5	2.2	639.7

For the three months ended June 30, 2018
Consumer related revenue	328.3	6.4	334.7
Selling, general, and administrative expense	337.6	6.4	344.0

For the three months ended September 30, 2018
Consumer related revenue	301.2	12.3	313.5
Selling, general, and administrative expense	336.1	12.3	348.4

For the three months ended December 31, 2018
Consumer related revenue	336.8	15.2	352.0
Selling, general, and administrative expense	325.9	15.2	341.1

3. Inventories

Major components of inventories are summarized below.

(In millions)	March 31, 2019	June 30, 2018
Raw materials	$47.0	$32.1
Work in process	21.0	9.6
Finished goods	2.5	2.5
Inventories	$70.5	$44.2

4. Assets Held-for-Sale, Discontinued Operations, and Dispositions

Assets Held-for-Sale and Discontinued Operations

The Company announced after the acquisition of Time that it was exploring the sale of the TIME, Sports Illustrated, Fortune, and Money and affiliated brands and its investment in Viant Technology LLC (Viant). The TIME and Fortune brands were sold during the second quarter of fiscal 2019. In April 2019, due to a change in strategic vision, a decision was made to retain the Money brand. As this decision was made in the fourth quarter of fiscal 2019, the operations of the Money brand will be classified as continuing operations and the prior-year comparative periods will be recast to reflect this change beginning in the fourth quarter of fiscal 2019. Management expects sales of the Sports Illustrated brand and Viant to close during calendar 2019.

In accordance with accounting guidance, a business that, on acquisition, or within a short period following the acquisition (usually within three months), meets the criteria to be classified as held-for-sale is considered a discontinued operation. As all of the required criteria for held-for-sale classification were met, the assets and liabilities related to these operations were included as assets held-for-sale and liabilities associated with assets held-for-sale in the Condensed Consolidated Balance Sheets as of June 30, 2018. As the sale of the TIME and Fortune brands closed during the second quarter of fiscal 2019, only the assets and liabilities of Sports Illustrated and affiliated brands, Money, and Viant were included in assets held-for-sale and liabilities associated with assets held-for-sale as of March 31, 2019. The assets and liabilities that are deemed held-for-sale are classified as current based on the anticipated disposal date. The revenue and expenses of those brands and Viant, as well as the revenues and expenses of the Golf brand and Time Inc. (UK) Ltd (TIUK), the sales of which closed in the third quarter of fiscal 2018, were included in loss from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Earnings (Loss) for the periods prior to their sales. All discontinued operations relate to the national media segment.

The following table presents the major components which are included in assets held-for-sale and liabilities associated with assets held-for-sale.

(in millions)	March 31, 2019	June 30, 2018
Current assets
Cash and cash equivalents	$5.8	$2.3
Accounts receivable, net	70.7	94.6
Inventories	0.1	1.1
Other current assets	41.5	22.1
Total current assets	118.1	120.1
Net property, plant, and equipment	14.2	14.1
Other assets	25.5	1.0
Intangible assets, net	44.9	113.1
Goodwill	159.6	477.5
Total assets held-for-sale	$362.3	$725.8

Current liabilities
Accounts payable	$42.7	$45.2
Accrued expenses and other liabilities	13.1	15.1
Current portion of unearned revenues	83.2	122.1
Total current liabilities	139.0	182.4
Unearned revenues	47.5	28.0
Other noncurrent liabilities	0.6	0.7
Total liabilities associated with assets held-for-sale	$187.1	$211.1

Amounts applicable to discontinued operations in the Condensed Consolidated Statements of Earnings (Loss) are as follows:

	Three Months		Nine Months
Periods ended March 31,	2019	2018	2019	2018
(In millions except per share data)
Revenues	$76.3	$135.1	$344.0	$135.1
Costs and expenses	(81.0)	(134.6)	(320.5)	(134.6)
Interest expense	(2.9)	(5.2)	(19.0)	(5.2)
Gain (loss) on disposal	0.4	(11.9)	0.4	(11.9)
Earnings (loss) before income taxes	(7.2)	(16.6)	4.9	(16.6)
Income tax benefit (expense)	2.8	1.9	(76.7)	1.9
Loss from discontinued operations, net of income taxes	$(4.4)	$(14.7)	$(71.8)	$(14.7)
Loss per share from discontinued operations
Basic	$(0.10)	$(0.33)	$(1.59)	$(0.32)
Diluted	(0.10)	(0.33)	(1.58)	(0.32)

The Company does not allocate interest to discontinued operations unless the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense and extinguishment loss related to the debt that was repaid with the proceeds from the sales of the TIME and Fortune brands and interest expense on debt that will be repaid with the proceeds from the sales of the Sports Illustrated and affiliated brands and the investment in Viant.

The discontinued operations did not have depreciation, amortization, or significant non-cash investing items for the nine months ended March 31, 2019. Share-based compensation expense related to discontinued operations of $2.0 million and $2.3 million is included in the calculation of net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018, respectively.

Dispositions

On October 31, 2018, Meredith closed on the sale of the TIME brand to an unrelated third party for $190.0 million in cash. On December 21, 2018, Meredith closed on the sale of the Fortune brand to an unrelated third party for $150.0 million in cash. There was a gain of $0.4 million recognized on the sales. Meredith continues to provide accounting, finance, human resources, information technology, and other similar support services for a short period of time under Transition Services Agreements (TSA) with each buyer. In addition, Meredith continues to provide consumer marketing, subscription fulfillment, paper purchasing, printing, and other services under Outsourcing Agreements (OA) with each buyer. The services performed under the OAs have varying terms ranging from 1 to 5 years. Income of $1.8 million and $2.8 million, for the three and nine months ended March 31, 2019, respectively, earned from performing services under the OAs, is recorded in other revenue in the Condensed Consolidated Statements of Earnings (Loss) while income of $13.5 million and $16.0 million, for the three and nine months ended March 31, 2019, respectively, earned from performing services under the TSAs is recorded as a reduction of selling, general, and administrative expenses in the Condensed Consolidated Statements of Earnings (Loss).

On July 1, 2017, Meredith's national media segment sold a 70 percent interest in Charleston Tennis LLC, which operates the Family Circle Tennis Center, to an unrelated third party. In return, Meredith received $0.6 million in cash and a note receivable for $8.5 million. The note receivable was due in annual installments over a period of 8 years. At June 30, 2018, there was $3.2 million in unamortized discount and an allowance of $3.0 million recorded against the note. This transaction generated a gain of $3.3 million, which was recorded in acquisition, disposition, and restructuring related activities in the Condensed Consolidated Statements of Earnings (Loss). Of this gain, $1.0 million related to the remeasurement of the retained investment. As Meredith retained a 30 percent interest, had a seat on the board, and had approval rights over certain limited matters, Meredith accounted for this investment under the equity method of accounting.

In September 2018, Meredith sold its remaining 30 percent interest in Charleston Tennis LLC to an unrelated third party. In return, Meredith received cash of $13.3 million, of which $5.1 million was for the Company's remaining 30 percent interest and $8.2 million was repayment of the principal and interest accrued on the note receivable recorded upon the Company's sale of a 70 percent interest in July 2017. The Company recognized a gain on the sale of $10.4 million, of which $4.1 million represented a gain on the Company's 30 percent interest and is recorded in non-operating income, net in the Condensed Consolidated Statements of Earnings (Loss), while the remainder is recorded in acquisition, disposition, and restructuring related activities in the Condensed Consolidated Statements of Earnings (Loss), as such represents recovery of a previously impaired note receivable.

5. Intangible Assets and Goodwill

Intangible assets consisted of the following:

	March 31, 2019			June 30, 2018
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
National media
Advertiser relationships	$213.4	$(84.3)	$129.1	$212.3	$(41.1)	$171.2
Publisher relationships	125.0	(20.9)	104.1	125.0	(7.4)	117.6
Partner relationships	95.0	(18.6)	76.4	95.0	(6.6)	88.4
Customer relationships	70.7	(38.2)	32.5	67.5	(14.0)	53.5
Other	22.8	(14.2)	8.6	22.0	(11.9)	10.1
Local media
Network affiliation agreements	229.3	(153.5)	75.8	229.3	(148.6)	80.7
Advertiser relationships	12.5	(4.8)	7.7	25.0	(3.5)	21.5
Retransmission agreements	27.9	(18.1)	9.8	27.9	(14.9)	13.0
Other	1.7	(1.1)	0.6	1.7	(0.8)	0.9
Total	$798.3	$(353.7)	444.6	$805.7	$(248.8)	556.9
Intangible assets not subject to amortization
National media
Trademarks			765.6			765.3
Internet domain names			7.8			7.8
Local media
FCC licenses			675.2			675.2
Total			1,448.6			1,448.3
Intangible assets, net			$1,893.2			$2,005.2

Amortization expense was $116.3 million and $32.9 million for the nine months ended March 31, 2019, and 2018, respectively. Annual amortization expense for intangible assets is expected to be as follows: $155.1 million in fiscal 2019, $140.9 million in fiscal 2020, $87.4 million in fiscal 2021, $41.6 million in fiscal 2022, and $39.6 million in fiscal 2023.

Changes in the carrying amount of goodwill were as follows:

Nine months ended March 31,	2019			2018
(In millions)	National Media	Local Media	Total	National Media	Local Media	Total
Balance at beginning of period
Goodwill	$1,800.0	$115.8	$1,915.8	$943.8	$80.6	$1,024.4
Accumulated impairment losses	—	—	—	(116.9)	—	(116.9)
Total goodwill	1,800.0	115.8	1,915.8	826.9	80.6	907.5
Activity during the period
Transfer to assets held-for-sale	—	—	—	(54.9)	—	(54.9)
Acquisitions	10.6	0.8	11.4	1,045.4	—	1,045.4
Acquisition adjustments	32.0	—	32.0	0.1	—	0.1
Balance at end of period
Goodwill	1,842.6	116.6	1,959.2	1,934.4	80.6	2,015.0
Accumulated impairment losses	—	—	—	(116.9)	—	(116.9)
Total goodwill	$1,842.6	$116.6	$1,959.2	$1,817.5	$80.6	$1,898.1

6. Restructuring Accrual

As part of the Company's plan to realize cost synergies from its acquisition of Time, in the third quarter of fiscal 2018, management committed to a performance improvement plan to reduce headcount by approximately 1,800 employees, primarily in the national media group and unallocated corporate departments. In connection with this plan, in the third quarter of fiscal 2018, the Company recorded pre-tax restructuring charges of $94.2 million for severance and related benefit costs related to the involuntary termination of employees. These costs and write-downs are recorded in acquisition, disposition, and restructuring related activities in the Condensed Consolidated Statements of Earnings (Loss). While the headcount reductions were substantially completed by January 2019, the severance and related benefit costs will continue to be paid out during calendar 2019.

In addition to the Time acquisition-related plan under which restructuring costs continue to be incurred in fiscal 2019, additional performance improvement plans were made and executed upon in the first quarter of fiscal 2019 related to the strategic decisions to merge Cooking Light magazine with EatingWell, transition Coastal Living from a subscription magazine to a special interest publication, to consolidate much of the local media's digital advertising functions with MNI Targeted Media, and to outsource newsstand sales and marketing operations. During the second quarter of fiscal 2019, the Company substantially completed the closure of Time Customer Service (TCS) and the consolidation of New York office space. The fiscal 2019 performance improvement plans affected approximately 250 people, approximately 175 in the national media segment, approximately 25 in the local media segment, and the remainder in unallocated corporate. The majority of severance and related benefit costs related to these actions are expected to be paid out during fiscal 2019. In connection with these plans, in the third quarter and first nine months of fiscal 2019, the Company recorded pre-tax restructuring charges of $9.2 million and $44.5 million, respectively, for severance and related benefit costs related to the involuntary termination of employees and $6.8 million and $24.5 million, respectively, in other accruals related primarily to the closure of TCS and the consolidation of office space. These costs are recorded in acquisition, disposition, and restructuring related activities in the Condensed Consolidated Statements of Earnings (Loss).

Details of the severance and related benefit costs by segment for these performance improvement plans are as follows:

	Amount Accrued in the Period				Total Amount Expected to be Incurred
	Three Months		Nine Months
Periods ended March 31,	2019	2018	2019	2018
(in millions)
National media	$4.7	$36.3	$28.0	$36.3	$30.0
Local media	—	0.8	1.7	0.8	1.7
Unallocated Corporate	4.5	57.1	14.8	57.1	14.8
	$9.2	$94.2	$44.5	$94.2	$46.5

In addition to the restructuring charges recorded in the third quarter of fiscal 2018 due to the Time acquisition, during the second quarter of fiscal 2018, management committed to a performance improvement plan including the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather including it as a feature within Parents magazine and other restructurings. These actions resulted in selected workforce reductions primarily in the national media group. In connection with this plan, the Company recorded, in the second quarter of fiscal 2018, pre-tax restructuring charges totaling $3.1 million including $3.0 million for severance and related benefit costs related to the involuntary termination of employees and other write-downs of $0.1 million. The majority of severance costs were paid out by December 31, 2018. The plan affected approximately 90 employees. These costs are recorded in acquisition, disposition, and restructuring related activities in the Condensed Consolidated Statements of Earnings (Loss).

Details of changes in the Company's restructuring accrual are as follows:

	Employee Terminations	Other Exit Costs	Total	Employee Terminations	Other Exit Costs	Total
Nine months ended March 31,	2019	2019	2019	2018	2018	2018
(In millions)
Balance at beginning of period	$101.3	$6.3	$107.6	$8.7	$—	$8.7
Accrual on Time's opening balance sheet	—	—	—	38.5	6.6	45.1
Accruals	44.5	24.5	69.0	97.2	0.3	97.5
Cash payments	(84.6)	(11.9)	(96.5)	(18.4)	(0.5)	(18.9)
Reversal of excess accrual	(7.2)	(1.6)	(8.8)	(0.3)	—	(0.3)
Balance at end of period	$54.0	$17.3	$71.3	$125.7	$6.4	$132.1

As of March 31, 2019, of the $71.3 million liability, $58.7 million was classified as current liabilities on the Condensed Consolidated Balance Sheet, with the remaining $12.6 million classified as noncurrent liabilities. Amounts classified as noncurrent liabilities are expected to be paid through 2026 and relate primarily to lease payments for space that has been vacated.

7. Long-term Debt

Long-term debt consisted of the following:

	March 31, 2019			June 30, 2018
(In millions)	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Variable-rate credit facility
Senior credit facility term loan, due 1/31/2025	$1,227.5	$(18.8)	$1,208.7	$1,795.5	$(33.4)	$1,762.1
Revolving credit facility of $350 million, due 1/31/2023	—	—	—	—	—	—
Senior Unsecured Notes
6.875% senior notes, due 2/1/2026	1,272.9	(22.2)	1,250.7	1,400.0	(26.5)	1,373.5
Total long-term debt	2,500.4	(41.0)	2,459.4	3,195.5	(59.9)	3,135.6
Current portion of long-term debt	—	—	—	(18.0)	0.3	(17.7)
Long-term debt	$2,500.4	$(41.0)	$2,459.4	$3,177.5	$(59.6)	$3,117.9

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

Additional payments totaling $368.0 million were made on the Term Loan B in the second and third quarters of fiscal 2019. In addition to the Term Loan B repayments that occurred in the first nine months of fiscal 2019, the Company also repurchased $127.1 million of its senior unsecured notes maturing in 2026 (2026 Senior Notes). These payments were all made in advance of scheduled maturities and thus were considered extinguishments of the debt. Therefore, as a result of these prepayments, extinguishment losses of $0.8 million and $13.8 million were recognized in the third quarter and first nine months of fiscal 2019, respectively. The extinguishment loss for the nine-month period included a premium paid on the repurchase of the 2026 Senior Notes of $1.8 million.

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

Of the total debt extinguishment loss of $15.9 million for the nine months ended March 31, 2019, $9.3 million is recorded in interest expense, net in the Condensed Consolidated Statements of Earnings (Loss). The remaining $0.8 million and $6.6 million, for the three and nine months ended March 31, 2019, respectively, is recorded in loss from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Earnings (Loss) as this portion of the extinguishment loss related to debt repaid with the proceeds from the sale of assets held-for-sale. Refer to Note 4 for further discussion.

8. Income Taxes

For the third quarter and first nine months of fiscal 2019, Meredith recorded tax expense on earnings from continuing operations of $12.5 million and $16.3 million, respectively. This compares to a tax benefit recorded by the Company of $30.1 million and $139.0 million for the third quarter and first nine months of fiscal 2018, respectively.

During the second quarter of fiscal 2019, the Company engaged in a restructuring of its international operations for United States (U.S.) tax purposes, triggering deductions that resulted in a $23.5 million permanent U.S. tax benefit, which decreased income tax expense in the second quarter and first nine months of fiscal 2019.

As a result of the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), Meredith remeasured its deferred tax assets, deferred tax liabilities, and tax reserves during the second quarter of fiscal 2018, which resulted in a net tax benefit being recorded in the prior-year nine-month period.

9. Commitments and Contingencies

Lease Guarantees

In March 2018, the Company sold TIUK, a United Kingdom (U.K.) multi-platform publisher. In connection with the sale of TIUK, the Company recognized a liability in other noncurrent liabilities in connection with a lease of office space in the U.K. through December 31, 2025, which is guaranteed by the Company. The lease guarantee liability is being amortized into earnings over the life of the lease. The carrying value of the lease guarantee was $8.3 million at March 31, 2019. The Company is only obligated to pay for the lease guarantee in the event that TIUK fails to perform under the lease agreement. If TIUK fails to perform under the lease agreement, the maximum lease guarantee obligation for which the Company would be liable is approximately $70.3 million as of March 31, 2019. The Company has assessed that it is unlikely that TIUK will not perform its obligations under the lease.

The Company guarantees two other leases of entities previously sold, one through January 2023 and another through November 2030. The carrying value of those leases, which is recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets, was $2.7 million at March 31, 2019, and the maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements is $15.8 million as of March 31, 2019. The Company has assessed that it is unlikely that the primary obligors will not perform their obligations under the leases.

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

In July 2017 and November 2017, Time received subpoenas from the Enforcement Division of the staff of the SEC requiring Time to provide documents relating to its accounting for goodwill and asset impairments, restructuring and severance costs, and its analysis and reporting of Time's segments. In April 2019, the Company received a letter from the SEC Division of Enforcement stating that it has concluded its investigation as to Time and it does not intend to recommend an enforcement action by the SEC against Time.

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

The following table sets forth the carrying value and the estimated fair value of the Company's financial instruments not measured at fair value on a recurring basis:

	March 31, 2019		June 30, 2018
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Broadcast rights payable	$19.8	$17.9	$29.7	$27.4
Total long-term debt	2,459.4	2,566.5	3,135.6	3,179.8

The fair value of broadcast rights payable was determined utilizing Level 3 inputs. The fair value of total long-term debt is based on information obtained from a non-active market, therefore is included as a Level 2 measurement.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis:

(In millions)	March 31, 2019	June 30, 2018
Accrued expenses and other liabilities
Contingent consideration	$2.2	$24.6
Deferred compensation plans	5.4	8.4
Other noncurrent liabilities
Contingent consideration	0.8	0.8
Deferred compensation plans	17.2	21.0

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

Details of changes in the Level 3 fair value of contingent consideration, corporate airplanes that were held-for-sale, and certain trademarks are as follows:

Nine months ended March 31,	2019	2018
(in millions)
Contingent consideration
Balance at beginning of period	$25.4	$34.2
Accrual on Time's opening balance sheet	—	0.5
Payments	(19.3)	(4.0)
Fair value adjustment of contingent consideration	(3.1)	(4.1)
Balance at end of period	$3.0	$26.6

Corporate airplanes, held-for-sale
Balance at beginning of period	$—	$1.9
Sale of corporate airplanes	—	(1.9)
Balance at end of period	$—	$—

Trademarks [1]
Balance at beginning of period	$—	$55.7
Impairment	—	(19.8)
Balance at end of period	$—	$35.9

Investment in Next Issue Media [2]
Balance at beginning of period	$—	$11.0
Additions due to investment and acquisition	—	3.3
Equity method losses	—	(3.6)
Impairment	—	(9.3)
Balance at end of period	$—	$1.4

1
Represents the fair value of certain national media trademarks as of December 31, 2017, which were partially impaired during the second quarter of fiscal 2018. These trademarks are not considered to be measured at fair market value in periods subsequent to December 31, 2017.

2	Represents the fair value of an equity method investment, which was impaired during fiscal 2018.

The fair value adjustment of contingent consideration is the change in the estimated earn out payments based on projections of performance and the amortization of the present value discount. The fair value adjustment of contingent consideration is included in selling, general, and administrative in the Condensed Consolidated Statements of Earnings (Loss).

The Company had two corporate airplanes which were marked to fair value in fiscal 2016 when the Company committed to a plan to sell them. The final sale took place in the first quarter of fiscal 2018.

During the second quarter of fiscal 2018, Meredith made the strategic decision to no longer publish Fit Pregnancy and Baby magazine as a standalone title, rather including it as a feature within Parents magazine. This decision was determined to be a triggering event requiring Meredith to evaluate the trademarks within the Parents Network for impairment. The fair value of the trademarks is determined based on significant inputs not observable in the market. The reduction in advertising revenue caused by the change to Fit Pregnancy and Baby magazine, as well as updated revenue projections for the Parents Network resulted in an impairment to the trademarks. As such, during the second quarter of fiscal 2018, the national media segment recorded a non-cash impairment charge of $19.8 million to partially impair the trademarks within the Parents Network. This impairment charge is recorded in impairment of long-lived assets in the Condensed Consolidated Statements of Earnings (Loss).

Prior to the acquisition of Time, Meredith's investment in Next Issue Media was recorded under the cost method of accounting, but due to the additional ownership obtained as a result of the Time acquisition, Next Issue Media became an equity method investment beginning February 1, 2018. Meredith recognized a $3.6 million loss from Meredith's share of Next Issue Media's operating losses for the three and nine months ended March 31, 2018. Also, during the quarter ended March 31, 2018, Next Issue Media received an offer to be acquired by an unrelated third-party. This offer was an indicator of an other-than-temporary impairment of the investment which triggered an impairment test. As a result, Meredith recognized a $9.3 million impairment loss in the third quarter of fiscal 2018. The operating losses and impairments are reported in non-operating expenses, net in the Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended March 31, 2018.

11. Revenue Recognition

Meredith disaggregates revenue from contracts with customers by types of goods and services. A reconciliation of disaggregated revenue to segment revenue (as provided in Note 15) is as follows.

Three months ended March 31, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$164.5	$—	$—	$164.5
Non-political spot	—	79.9	—	79.9
Political spot	—	0.7	—	0.7
Digital	87.0	3.7	—	90.7
Third party sales	13.4	17.0	(0.6)	29.8
Total advertising related	264.9	101.3	(0.6)	365.6
Consumer related
Subscription	177.2	—	—	177.2
Retransmission	—	84.7	—	84.7
Newsstand	43.4	—	—	43.4
Affinity marketing	24.1	—	—	24.1
Licensing	19.6	—	—	19.6
Digital consumer driven	10.0	—	—	10.0
Total consumer related	274.3	84.7	—	359.0
Other
Projects based	10.6	—	—	10.6
Other	5.8	2.4	—	8.2
Total other	16.4	2.4	—	18.8
Total revenues	$555.6	$188.4	$(0.6)	$743.4

Nine months ended March 31, 2019	National Media	Local Media	Intersegment Elimination	Total
(In millions)
Advertising related
Print	$512.1	$—	$—	$512.1
Non-political spot	—	242.4	—	242.4
Political spot	—	102.6	—	102.6
Digital	293.6	11.6	—	305.2
Third party sales	46.6	69.7	(1.4)	114.9
Total advertising related	852.3	426.3	(1.4)	1,277.2
Consumer related
Subscription	503.5	—	—	503.5
Retransmission	—	232.1	—	232.1
Newsstand	125.7	—	—	125.7
Affinity marketing	70.1	—	—	70.1
Licensing	66.3	—	—	66.3
Digital consumer driven	26.8	—	—	26.8
Total consumer related	792.4	232.1	—	1,024.5
Other
Projects based	33.5	—	—	33.5
Other	39.1	6.8	—	45.9
Total other	72.6	6.8	—	79.4
Total revenues	$1,717.3	$665.2	$(1.4)	$2,381.1

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

CONTRACT BALANCES

The timing of Meredith’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services. Current portion of contract liabilities were $386.8 million at July 1, 2018 and $424.5 million at March 31, 2019, and are presented as current portion of unearned revenues on the Condensed Consolidated Balance Sheets. Noncurrent contract liabilities were $129.2 million and $229.5 million at July 1, 2018 and March 31, 2019, respectively, and are reflected as unearned revenues on the Condensed Consolidated Balance Sheets. Subscription revenue of $294.9 million recognized in the nine months ended March 31, 2019, was in contract liabilities at the beginning of the period. An additional $1.9 million of revenue recognized in the first nine months of fiscal 2019 was related to the liability balance as of the beginning of the period.

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

Subscription—Meredith sells magazines and books to consumers through subscriptions. Each copy of a magazine and book is determined to be a distinct performance obligation that is satisfied when the publication is sent to the customer. The majority of the Company’s subscription sales are prepaid at the time of order. Subscriptions may be canceled at any time for a refund of the price paid for remaining issues. As the contract may be canceled at any time for a full refund of the unserved copies, the contract term is determined to be on an issue-to-issue basis as these contracts do not have substantive termination penalties. Revenues from subscriptions are deferred and recognized proportionately as subscribers are served. Some magazine subscription offers contain more than one magazine title in a bundle. Meredith allocates the total contract consideration to each distinct performance obligation, or magazine title, based on a standalone-selling price basis.

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

CONTRACT COSTS

Assets Recognized from Contract Costs—The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The Company has determined that sales commissions paid on all third party agent sales of subscriptions are direct and incremental and therefore meet the capitalization criteria. These capitalized costs are amortized as revenue is recognized or over the term of the agreement. Direct mail costs meet the requirements to be capitalized as assets if they are proven to be recoverable. As of March 31, 2019, the balances recognized from the costs incurred to obtain contracts with customers was $393.2 million, $216.4 million of which was recorded in current portion of subscription acquisition costs and $176.8 million was recorded in subscription acquisition costs on the Condensed Consolidated Balance Sheets. The amount of amortization that the Company recognized for the three and nine months ended March 31,

2019, was $87.5 million and $210.5 million, respectively. There were no impairments of contract assets recognized in the nine months ended March 31, 2019.

12. Pension and Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs for Meredith's pension and postretirement benefit plans:

	Three Months		Nine Months
Periods ended March 31,	2019	2018	2019	2018
(In millions)
Domestic Pension Benefits
Service cost	$3.0	$3.3	$8.8	$9.8
Interest cost	1.6	1.4	4.9	4.4
Expected return on plan assets	(2.4)	(2.6)	(7.3)	(7.8)
Prior service cost amortization	0.1	0.1	0.4	0.2
Actuarial loss amortization	0.4	0.5	1.4	1.5
Net periodic benefit costs	$2.7	$2.7	$8.2	$8.1

International Pension Benefits
Service cost	$—	$—	$0.1	$—
Interest cost	4.3	3.2	12.9	3.2
Expected return on plan assets	(8.1)	(7.3)	(24.1)	(7.3)
Net periodic benefit credit	$(3.8)	$(4.1)	$(11.1)	$(4.1)

Postretirement Benefits
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.1	—	0.3	0.2
Prior service credit amortization	—	(0.1)	—	(0.3)
Actuarial gain amortization	(0.1)	(0.1)	(0.4)	(0.2)
Net periodic benefit credit	$—	$(0.1)	$(0.1)	$(0.2)

The components of net periodic benefit credit, other than the service cost component, are included in non-operating income (expense), net in the accompanying Condensed Consolidated Statements of Earnings (Loss).

The amortization of amounts related to unrecognized prior service costs and net actuarial gain/loss was reclassified out of other comprehensive income as components of net periodic benefit costs.

13. Redeemable Series A Preferred Stock

Meredith has outstanding 650,000 shares of perpetual convertible redeemable non-voting Series A preferred stock (the Series A preferred stock). The Series A preferred stock becomes convertible on January 31, 2025, the seventh anniversary of the issuance date. Therefore, no shares were converted in the first nine months of fiscal 2019.

14. Earnings (Loss) Per Common Share

The following table presents the calculations of basic earnings (loss) per common share:

	Three Months		Nine Months
Periods ended March 31,	2019	2018	2019	2018
(In millions except per share data)
Net earnings (loss)	$23.7	$(110.2)	$59.3	$82.6
Participating warrants dividend	(0.9)	(0.9)	(2.7)	(0.9)
Preferred stock dividend	(13.5)	(8.9)	(41.9)	(8.9)
Accretion of redeemable, convertible Series A preferred stock	(4.6)	(2.9)	(13.2)	(2.9)
Other securities dividends	—	(0.3)	(1.0)	(0.8)
Earnings (loss) attributable to common shareholders	$4.7	$(123.2)	$0.5	$69.1

Basic weighted average common shares outstanding	45.3	45.0	45.3	44.9
Basic earnings (loss) per common share	$0.10	$(2.74)	$0.01	$1.54

Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effects of these share-based awards were computed using the two-class method.

	Three Months		Nine Months
Periods ended March 31,	2019	2018	2019	2018
(In millions except per share data)
Basic weighted-average common shares outstanding	45.3	45.0	45.3	44.9
Dilutive effect of stock options and equivalents	0.3	—	0.1	0.6
Diluted weighted-average shares outstanding	45.6	45.0	45.4	45.5

Diluted earnings (loss) attributable to common shareholders	$4.7	$(123.2)	$0.5	$69.6
Diluted earnings (loss) per common share	0.10	(2.74)	0.01	1.53

For the three months ended March 31, 2019, 0.7 million convertible preferred shares, 1.6 million warrants, 0.3 million common stock equivalents, and 0.1 million shares of restricted stock that were not included in the computation of diluted earnings per common share. These securities have an antidilutive effect on the earnings per common share calculation (the diluted earnings per share becoming higher than basic earnings per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per share for the three months ended March 31, 2019.

For the three months ended March 31, 2018, 0.7 million convertible preferred shares, 1.1 million warrants, 0.3 million options, 0.3 million common stock equivalents, and 0.2 million shares of restricted stock were not included in the computation of dilutive loss per common share. These securities have an antidilutive effect on the loss per common share calculation (the diluted loss per share becoming less negative than the basic loss per share). Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted loss per common share for the three months ended March 31, 2018.

For the nine months ended March 31, 2019, 0.7 million convertible preferred shares, 1.6 million warrants, 0.3 million common stock equivalents, and 0.1 million shares of restricted stock that were not included in the computation of diluted earnings per common share. For the nine months ended March 31, 2018, 0.7 million convertible preferred shares, 0.4 million warrants, and 0.2 million shares of restricted stock were not included in the computation of dilutive earning per common share. These securities have an antidilutive effect on the earnings per common share calculation. Therefore, these securities are not taken into account in determining the weighted average number of shares for the calculation of diluted earnings per common share for the nine months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, antidilutive options excluded from the above calculations totaled 2.4 million (with a weighted average exercise price of $60.76) and 1.2 million (with a weighted average exercise price of $62.99), respectively. For the nine months ended March 31, 2019 and 2018, antidilutive options excluded from the above calculations totaled 2.5 million (with a weighted average exercise price of $60.50) and 0.6 million (with a weighted average exercise price of $61.40), respectively.

In the nine months ended March 31, 2019 and 2018, 0.1 million and 0.5 million options were exercised to purchase common shares, respectively.

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

The following table presents financial information by segment:

	Three Months		Nine Months
Periods ended March 31,	2019	2018	2019	2018
(In millions)
Revenues
National media	$555.6	$481.6	$1,717.3	$968.0
Local media	188.4	170.1	665.2	494.2
Total revenues, gross	744.0	651.7	2,382.5	1,462.2
Intersegment revenue elimination	(0.6)	(0.7)	(1.4)	(0.7)
Total revenues	$743.4	$651.0	$2,381.1	$1,461.5

Segment profit
National media	$53.8	$4.2	$116.6	$43.3
Local media	41.6	38.3	215.7	128.5
Unallocated corporate	(20.5)	(115.3)	(71.8)	(151.7)
Income (loss) from operations	74.9	(72.8)	260.5	20.1
Non-operating income (expense), net	4.1	(7.2)	17.3	(5.9)
Interest expense, net	(38.4)	(45.6)	(130.4)	(55.9)
Earnings (loss) from continuing operations before income taxes	$40.6	$(125.6)	$147.4	$(41.7)

Depreciation and amortization
National media	$51.3	$31.4	$158.7	$39.2
Local media	9.4	7.8	27.7	23.6
Unallocated corporate	0.8	0.8	3.9	2.2
Total depreciation and amortization	$61.5	$40.0	$190.3	$65.0

16. Issuer, Guarantor and Non-Guarantor Condensed Consolidating Financial Information

The 2026 Senior Notes are general unsecured senior obligations of Meredith Corporation (Parent Issuer) and are guaranteed on a full, unconditional, joint, and several basis, by the combined “Guarantor Subsidiaries.” Other subsidiaries (the Non-Guarantor Subsidiaries) largely represent the international operations of the Company and subsidiaries that have been disposed of prior to March 31, 2019, which do not guarantee the 2026 Senior Notes. Under the terms of the indenture governing the 2026 Senior Notes, Meredith Corporation and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the 2026 Senior Notes.

The following condensed consolidating financial information presents the condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018, the condensed consolidating statements of comprehensive income (loss) for the three and nine months ended March 31, 2019 and 2018, and condensed consolidating statements of cash flows for the nine months ended March 31, 2019 and 2018, for Meredith Corporation (Parent Issuer), Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The condensed consolidating financial information is presented using the equity method of accounting for all periods presented. Elimination entries relate primarily to elimination of investments in subsidiaries and associated intercompany balances and transactions.

Meredith Corporation and Subsidiaries
Condensed Consolidating Balance Sheet
As of March 31, 2019

Assets	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$23.1	$12.2	$17.2	$—	$52.5
Accounts receivable, net	326.4	256.3	11.3	—	594.0
Inventories	63.4	7.0	0.1	—	70.5
Current portion of subscription acquisition costs	71.2	152.3	—	(7.1)	216.4
Current portion of broadcast rights	6.8	4.0	—	—	10.8
Assets held-for-sale	—	249.7	112.6	—	362.3
Other current assets	33.9	18.5	6.9	—	59.3
Total current assets	524.8	700.0	148.1	(7.1)	1,365.8
Net property, plant, and equipment	326.2	107.6	2.0	—	435.8
Subscription acquisition costs	116.1	60.7	—	—	176.8
Broadcast rights	5.7	1.4	—	—	7.1
Deferred income taxes	—	—	7.4	(7.4)	—
Other assets	59.9	32.1	184.4	—	276.4
Intangible assets, net	669.7	1,218.4	5.1	—	1,893.2
Goodwill	614.7	1,297.6	46.9	—	1,959.2
Intercompany receivable	507.6	10,261.3	7,938.3	(18,707.2)	—
Intercompany notes receivable	—	215.9	0.2	(216.1)	—
Investment in subsidiaries	3,774.0	976.7	—	(4,750.7)	—
Total assets	$6,598.7	$14,871.7	$8,332.4	$(23,688.5)	$6,114.3

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Current portion of long-term broadcast rights payable	$6.2	$4.1	$—	$—	$10.3
Accounts payable	131.6	80.7	7.4	—	219.7
Accrued expenses	119.1	153.2	9.4	(0.2)	281.5
Current portion of unearned revenues	157.9	270.4	6.2	(10.0)	424.5
Liabilities associated with assets held-for-sale	—	125.4	61.7	—	187.1
Total current liabilities	414.8	633.8	84.7	(10.2)	1,123.1
Long-term debt	2,459.4	—	—	—	2,459.4
Long-term broadcast rights payable	7.6	1.9	—	—	9.5
Unearned revenues	126.5	103.0	—	—	229.5
Deferred income taxes	227.5	298.2	—	(7.4)	518.3
Other noncurrent liabilities	91.4	91.3	18.1	—	200.8
Investment in subsidiaries	—	—	72.0	(72.0)	—
Intercompany payable	1,698.1	9,150.2	7,859.0	(18,707.3)	—
Intercompany notes payable	—	0.2	215.9	(216.1)	—
Total liabilities	5,025.3	10,278.6	8,249.7	(19,013.0)	4,540.6

Redeemable, convertible Series A preferred stock	535.7	—	—	—	535.7

Shareholders’ equity	1,037.7	4,593.1	82.7	(4,675.5)	1,038.0
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$6,598.7	$14,871.7	$8,332.4	$(23,688.5)	$6,114.3

Meredith Corporation and Subsidiaries
Condensed Consolidating Balance Sheet
As of June 30, 2018

Assets	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Current assets
Cash and cash equivalents	$195.0	$202.8	$39.8	$—	$437.6
Accounts receivable, net	223.5	330.0	—	(11.5)	542.0
Inventories	23.6	20.5	0.1	—	44.2
Current portion of subscription acquisition costs	107.0	37.0	—	—	144.0
Current portion of broadcast rights	7.7	2.1	—	—	9.8
Assets held-for-sale	—	660.6	65.2	—	725.8
Other current assets	55.3	37.0	22.0	—	114.3
Total current assets	612.1	1,290.0	127.1	(11.5)	2,017.7
Net property, plant, and equipment	162.4	318.2	3.2	—	483.8
Subscription acquisition costs	57.1	9.1	—	—	66.2
Broadcast rights	16.9	2.0	—	—	18.9
Deferred income taxes	—	—	6.3	(6.3)	—
Other assets	60.4	5.4	197.5	—	263.3
Intangible assets, net	676.2	1,328.0	1.0	—	2,005.2
Goodwill	614.7	1,266.9	34.2	—	1,915.8
Intercompany receivable	11.8	8,086.1	7,773.2	(15,871.1)	—
Intercompany notes receivable	—	204.7	—	(204.7)	—
Investment in subsidiaries	3,844.5	1,050.6	—	(4,895.1)	—
Total assets	$6,056.1	$13,561.0	$8,142.5	$(20,988.7)	$6,770.9

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$17.7	$—	$—	$—	$17.7
Current portion of long-term broadcast rights payable	6.9	2.0	—	—	8.9
Accounts payable	67.2	95.0	44.0	(11.5)	194.7
Accrued expenses	142.6	263.0	4.6	—	410.2
Current portion of unearned revenues	171.5	206.2	7.7	0.9	386.3
Liabilities associated with assets held-for-sale	—	136.9	74.2	—	211.1
Total current liabilities	405.9	703.1	130.5	(10.6)	1,228.9
Long-term debt	3,117.9	—	—	—	3,117.9
Long-term broadcast rights payable	18.3	2.5	—	—	20.8
Unearned revenues	82.3	47.1	(0.2)	—	129.2
Deferred income taxes	209.5	233.8	—	(6.3)	437.0
Other noncurrent liabilities	99.4	97.8	19.8	—	217.0
Investment in subsidiaries	—	—	58.8	(58.8)	—
Intercompany payable	502.7	7,846.4	7,522.0	(15,871.1)	—
Intercompany notes payable	—	—	204.7	(204.7)	—
Total liabilities	4,436.0	8,930.7	7,935.6	(16,151.5)	5,150.8

Redeemable, convertible Series A preferred stock	522.6	—	—	—	522.6

Shareholders’ equity	1,097.5	4,630.3	206.9	(4,837.2)	1,097.5
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$6,056.1	$13,561.0	$8,142.5	$(20,988.7)	$6,770.9

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2019

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$135.9	$228.5	$1.2	$—	$365.6
Consumer related	142.8	203.0	9.1	4.1	359.0
Other	12.2	5.9	0.9	(0.2)	18.8
Total revenues	290.9	437.4	11.2	3.9	743.4
Operating expenses
Production, distribution, and editorial	133.5	147.7	3.5	(0.3)	284.4
Selling, general, and administrative	135.8	167.6	5.0	(2.6)	305.8
Acquisition, disposition, and restructuring related activities	6.1	10.0	0.7	—	16.8
Depreciation and amortization	14.8	46.1	0.6	—	61.5
Total operating expenses	290.2	371.4	9.8	(2.9)	668.5
Income from operations	0.7	66.0	1.4	6.8	74.9
Non-operating income, net	0.2	2.1	1.8	—	4.1
Interest income (expense), net	(38.6)	3.5	(3.3)	—	(38.4)
Earnings (loss) from continuing operations before income taxes	(37.7)	71.6	(0.1)	6.8	40.6
Income tax benefit (expense)	11.6	(22.2)	—	(1.9)	(12.5)
Earnings (loss) from continuing operations	(26.1)	49.4	(0.1)	4.9	28.1
Earnings (loss) from discontinued operations, net of income taxes	—	(7.7)	3.3	—	(4.4)
Earnings (loss) before equity income	(26.1)	41.7	3.2	4.9	23.7
Earnings (loss) from equity in subsidiaries	49.8	(72.1)	0.1	22.2	—
Net earnings (loss)	$23.7	$(30.4)	$3.3	$27.1	$23.7

Total comprehensive income (loss)	$27.5	$(30.4)	$6.7	$23.7	$27.5

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Comprehensive Loss
For the Three Months Ended March 31, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$144.3	$179.1	$1.0	$—	$324.4
Consumer related	146.5	131.2	5.9	(2.2)	281.4
Other	9.1	41.9	27.2	(33.0)	45.2
Total revenues	299.9	352.2	34.1	(35.2)	651.0
Operating expenses
Production, distribution, and editorial	124.2	147.6	11.8	(33.2)	250.4
Selling, general, and administrative	131.6	146.4	16.6	—	294.6
Acquisition, disposition, and restructuring related activities	41.0	97.3	0.5	—	138.8
Depreciation and amortization	8.2	31.3	0.5	—	40.0
Total operating expenses	305.0	422.6	29.4	(33.2)	723.8
Income (loss) from operations	(5.1)	(70.4)	4.7	(2.0)	(72.8)
Non-operating income (expense), net	(7.1)	1.1	(1.2)	—	(7.2)
Interest income (expense), net	(45.3)	3.0	(3.3)	—	(45.6)
Earnings (loss) before income taxes	(57.5)	(66.3)	0.2	(2.0)	(125.6)
Income tax benefit	10.0	19.3	0.4	0.4	30.1
Earnings (loss) from continuing operations	(47.5)	(47.0)	0.6	(1.6)	(95.5)
Earnings (loss) from discontinued operations, net of income taxes	—	6.7	(17.8)	(3.6)	(14.7)
Loss before equity loss	(47.5)	(40.3)	(17.2)	(5.2)	(110.2)
Loss from equity in subsidiaries	(62.7)	(0.5)	(3.9)	67.1	—
Net loss	$(110.2)	$(40.8)	$(21.1)	$61.9	$(110.2)

Total comprehensive loss	$(112.7)	$(40.8)	$(21.1)	$61.9	$(112.7)

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended March 31, 2019

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$470.9	$802.4	$4.7	$(0.8)	$1,277.2
Consumer related	396.9	603.6	30.5	(6.5)	1,024.5
Other	32.9	123.9	11.6	(89.0)	79.4
Total revenues	900.7	1,529.9	46.8	(96.3)	2,381.1
Operating expenses
Production, distribution, and editorial	379.8	562.3	21.2	(89.9)	873.4
Selling, general, and administrative	401.3	590.7	13.5	(10.2)	995.3
Acquisition, disposition, and restructuring related activities	5.4	48.2	8.0	—	61.6
Depreciation and amortization	30.7	157.7	1.9	—	190.3
Total operating expenses	817.2	1,358.9	44.6	(100.1)	2,120.6
Income from operations	83.5	171.0	2.2	3.8	260.5
Non-operating income, net	4.7	3.1	9.5	—	17.3
Interest income (expense), net	(131.9)	11.3	(9.8)	—	(130.4)
Earnings (loss) from continuing operations before income taxes	(43.7)	185.4	1.9	3.8	147.4
Income tax benefit (expense)	15.2	(31.0)	0.6	(1.1)	(16.3)
Earnings (loss) from continuing operations	(28.5)	154.4	2.5	2.7	131.1
Loss from discontinued operations, net of income taxes	—	(70.0)	(1.8)	—	(71.8)
Earnings (loss) before equity income	(28.5)	84.4	0.7	2.7	59.3
Earnings (loss) from equity in subsidiaries	87.8	(73.1)	(13.3)	(1.4)	—
Net earnings (loss)	$59.3	$11.3	$(12.6)	$1.3	$59.3

Total comprehensive income (loss)	$58.6	$11.3	$(14.5)	$3.2	$58.6

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended March 31, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Revenues
Advertising related	$463.3	$299.7	$2.4	$—	$765.4
Consumer related	400.3	173.3	11.3	(2.2)	582.7
Other	25.0	43.0	78.4	(33.0)	113.4
Total revenues	888.6	516.0	92.1	(35.2)	1,461.5
Operating expenses
Production, distribution, and editorial	364.8	201.8	33.1	(33.2)	566.5
Selling, general, and administrative	389.8	200.0	49.9	—	639.7
Acquisition, disposition, and restructuring related activities	55.0	97.3	(1.9)	—	150.4
Depreciation and amortization	25.6	38.7	0.7	—	65.0
Impairment of goodwill and other long-lived assets	19.8	—	—	—	19.8
Total operating expenses	855.0	537.8	81.8	(33.2)	1,441.4
Income (loss) from operations	33.6	(21.8)	10.3	(2.0)	20.1
Non-operating income (expense), net	(5.8)	1.1	(1.2)	—	(5.9)
Interest income (expense), net	(53.1)	3.0	(5.8)	—	(55.9)
Earnings (loss) before income taxes	(25.3)	(17.7)	3.3	(2.0)	(41.7)
Income tax benefit (expense)	117.3	24.0	(2.7)	0.4	139.0
Earnings from continuing operations	92.0	6.3	0.6	(1.6)	97.3
Earnings (loss) from discontinued operations, net of income taxes	—	6.7	(17.8)	(3.6)	(14.7)
Earnings (loss) before equity loss	92.0	13.0	(17.2)	(5.2)	82.6
Loss from equity in subsidiaries	(9.4)	(0.5)	(3.9)	13.8	—
Net earnings (loss)	$82.6	$12.5	$(21.1)	$8.6	$82.6

Total comprehensive income (loss)	$81.7	$12.5	$(21.1)	$8.6	$81.7

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended March 31, 2019

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$(2.5)	$364.0	$(209.0)	$—	$152.5
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(18.3)	—	—	—	(18.3)
Proceeds from disposition of assets, net of cash sold	13.3	334.6	1.0	—	348.9
Additions to property, plant, and equipment	(21.7)	(6.8)	(0.1)	—	(28.6)
Net cash provided by (used in) investing activities	(26.7)	327.8	0.9	—	302.0
Cash flows from financing activities
Proceeds from issuance of long-term debt	80.0	—	—	—	80.0
Repayments of long-term debt	(776.9)	—	—	—	(776.9)
Dividends paid	(120.9)	—	—	—	(120.9)
Purchases of Company stock	(9.1)	—	—	—	(9.1)
Proceeds from common stock issued	3.9	—	—	—	3.9
Payment of acquisition related contingent consideration	(19.3)	—	—	—	(19.3)
Net increase (decrease) in intercompany obligations	699.6	(882.4)	182.8	—	—
Net cash provided by (used in) financing activities	(142.7)	(882.4)	182.8	—	(842.3)
Effect of exchange rate changes on cash and cash equivalents	—		(0.8)	—	(0.8)
Change in cash in assets held-for-sale	—		3.5	—	3.5
Net decrease in cash and cash equivalents	(171.9)	(190.6)	(22.6)	—	(385.1)
Cash and cash equivalents at beginning of period	195.0	202.8	39.8	—	437.6
Cash and cash equivalents at end of period	$23.1	$12.2	$17.2	$—	$52.5

Meredith Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended March 31, 2018

	Meredith Corporation (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In millions)
Cash flows from operating activities	$(385.2)	$514.8	$(34.5)	$—	$95.1
Cash flows from investing activities
Acquisition of and investments in businesses, net of cash acquired	(2,803.4)	—	—	—	(2,803.4)
Proceeds from disposition of assets, net of cash sold	2.2	—	132.5	—	134.7
Additions to property, plant, and equipment	(34.5)	(6.7)	(0.3)	—	(41.5)
Other	3.8	—	—	—	3.8
Net cash provided by (used in) investing activities	(2,831.9)	(6.7)	132.2	—	(2,706.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	3,260.0	—	—	—	3,260.0
Repayments of long-term debt	(685.6)	—	(75.0)	—	(760.6)
Proceeds from preferred stock, warrants, and options issued, net of issuance costs	631.0	—	—	—	631.0
Dividends paid	(81.8)	—	—	—	(81.8)
Debt issuance costs paid	(70.8)	—	—	—	(70.8)
Purchases of Company stock	(28.2)	—	—	—	(28.2)
Proceeds from common stock issued	19.0	—	—	—	19.0
Payment of acquisition related contingent consideration	(3.2)	—	—	—	(3.2)
Net increase (decrease) in intercompany obligations	266.7	(292.4)	25.7	—	—
Net cash provided by (used in) financing activities	3,307.1	(292.4)	(49.3)	—	2,965.4
Change in cash held for sale	—	—	(4.2)	—	(4.2)
Net increase in cash and cash equivalents	90.0	215.7	44.2	—	349.9
Cash and cash equivalents at beginning of period	21.8	—	0.5	—	22.3
Cash and cash equivalents at end of period	$111.8	$215.7	$44.7	$—	$372.2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Meredith operates two business segments. The national media segment reaches more than 175 million unduplicated American consumers every month, including more than 80 percent of United States (U.S.) millennial women. Meredith is the No. 1 U.S. magazine operator, possessing leading positions in entertainment, food, lifestyle, parenting, and home content creation, as well as enhanced positions in the beauty, fashion, and luxury advertising categories through well-known brands such as People, Better Homes & Gardens, InStyle, Allrecipes, Real Simple, Shape, Southern Living, and Martha Stewart Living. Meredith is also the owner of the largest premium content digital network for American consumers. The national media segment features robust brand licensing activities, including more than 3,000 SKUs of branded products at 4,000 Walmart stores across the U.S. and at Walmart.com. The national media segment also includes leading affinity marketer Synapse and The Foundry, the Company's state-of-the-art creative content studio.

Meredith's local media segment includes 17 television stations reaching 11 percent of U.S. households. Meredith's portfolio is concentrated in large, fast-growing markets, with seven stations in the nation's Top 25 markets—including Atlanta, Phoenix, St. Louis, and Portland—and 13 in Top 50 markets. Meredith's stations produce over 700 hours of local news and entertainment content each week and operate leading local digital properties. The local media segment also generates revenue through the sale of geographic and demographic-targeted digital and print advertising programs sold to third parties.

In the third quarter of fiscal 2018, Meredith acquired Time Inc. (Time). The operating results of Time have been included in the Company’s consolidated operating results since the first day of combined company operations on February 1, 2018.

Both segments operate primarily in the U.S. and compete against similar and other types of media on both a local and national basis. The national media segment accounted for 72 percent of the Company's $2.4 billion in revenues in the first nine months of fiscal 2019 while the local media segment contributed 28 percent.

NATIONAL MEDIA

Advertising related revenues represented 50 percent of national media's first nine months' revenues. These revenues were generated from the sale of advertising space in our magazines, websites, and apps to clients interested in promoting their brands, products, and services to consumers as well as selling advertising space on third-party platforms. Consumer related revenues accounted for 46 percent of national media's first nine months' revenues. Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions and includes circulation revenues, which result from the sale of magazines to consumers through subscriptions and by single copy sales on newsstands in print form, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other media devices; affinity marketing revenues, which represent agency commissions from the sale of magazines for third-party publishers; licensing revenues; and other digitally generated consumer revenues. The remaining 4 percent of national media's revenues came from a variety of activities which included the sale of customer relationship marketing products and services as well as product sales and other related activities. National media's major expense categories are production and delivery of publications and promotional mailings and employee compensation costs.

LOCAL MEDIA

Local media derives the majority of its revenues—64 percent in the first nine months of fiscal 2019—from the sale of advertising, both over the air and on our stations' websites and apps as well as selling advertising space on third-party platforms. The remainder comes from television retransmission fees and other services. Political advertising revenues are cyclical in that they are significantly greater during biennial election campaigns (which take place primarily in odd-numbered fiscal years) than at other times. Local media's major expense categories are employee compensation costs and programming fees paid to the networks.

FIRST NINE MONTHS FISCAL 2019 FINANCIAL OVERVIEW

•
Local media revenues increased 35 percent as compared to the prior-year period primarily due to increased political spot advertising revenues, the addition of certain Time revenues, and higher retransmission revenues. These increases were partially offset by a decrease in non-political spot advertising revenues. Operating profit grew 68 percent primarily due to additional high-margin political spot advertising revenues due to the cyclical nature of political advertising and an increased retransmission contribution.

•
National media revenues increased 77 percent compared to the prior-year period primarily due to the addition of Time revenues partially offset by the decrease in Meredith Xcelerated Marketing (MXM) revenues due to its sale in the fourth quarter of fiscal 2018 and declines in the revenues of our comparative magazine operations. National media operating profit increased $73.3 million primarily due to an increase in the operating profit of our magazine operations and a reduction in trademark impairments.

•	Unallocated corporate expenses decreased $79.9 million primarily due to decreases in severance and related benefit accruals costs and in transaction and integration expenses.

•
Diluted earnings per common share from continuing operations was $1.59 compared to diluted earnings per common share from continuing operations of $1.85 in the prior-year first nine months. The decrease is primarily due to increased tax expense and interest expense partially offset by a reduction in acquisition, disposition, and restructuring related activities expense.

RESULTS OF OPERATIONS

Three months ended March 31,	2019	2018	Change
(In millions except per share data)
Total revenues	$743.4	$651.0	14%
Operating expenses	(668.5)	(723.8)	(8)%
Income (loss) from operations	$74.9	$(72.8)	n/m
Net earnings (loss) from continuing operations	$28.1	$(95.5)	n/m
Net earnings (loss)	23.7	(110.2)	n/m
Diluted earnings (loss) per common share from continuing operations	0.20	(2.41)	n/m
Diluted earnings (loss) per common share	0.10	(2.74)	n/m

Nine months ended March 31,	2019	2018	Change
(In millions except per share data)
Total revenues	$2,381.1	$1,461.5	63%
Operating expenses	(2,120.6)	(1,441.4)	47%
Income from operations	$260.5	$20.1	n/m
Net earnings from continuing operations	$131.1	$97.3	35%
Net earnings	59.3	82.6	(28)%
Diluted earnings per common share from continuing operations	1.59	1.85	(14)%
Diluted earnings per common share	0.01	1.53	(99)%
n/m - Not meaningful

OVERVIEW

The following sections provide a brief description of the Company's recent acquisition of Time, an analysis of the results of operations for the national media and local media segments, and an analysis of the consolidated results of operations for the three and nine months ended March 31, 2019, compared with the prior-year periods. This commentary should be read in conjunction with the interim condensed consolidated financial statements presented elsewhere in this report and with our Form 10-K/A for the year ended June 30, 2018.

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

NATIONAL MEDIA

National media operating results were as follows:

Three months ended March 31,	2019	2018	Change
(In millions)
Advertising related
Print	$164.5	$151.9	8%
Digital	87.0	67.6	29%
Third party sales	13.4	7.8	72%
Total advertising related	264.9	227.3	17%
Consumer related
Subscription	177.2	137.4	29%
Newsstand	43.4	32.4	34%
Affinity marketing	24.1	15.4	56%
Licensing	19.6	20.0	(2)%
Digital consumer driven	10.0	5.3	89%
Total consumer related	274.3	210.5	30%
Other
Project based	10.6	33.1	(68)%
Other	5.8	10.7	(46)%
Total other	16.4	43.8	(63)%
Total revenues	555.6	481.6	15%
Operating expenses	(501.8)	(477.4)	5%
Operating profit	$53.8	$4.2	n/m
Operating profit margin	9.7%	0.9%
n/m - Not meaningful

Nine months ended March 31,	2019	2018	Change
(In millions)
Advertising related
Print	$512.1	$306.8	67%
Digital	293.6	158.5	85%
Third party sales	46.6	7.8	497%
Total advertising related	852.3	473.1	80%
Consumer related
Subscription	503.5	261.2	93%
Newsstand	125.7	50.2	150%
Affinity marketing	70.1	15.4	355%
Licensing	66.3	43.4	53%
Digital consumer driven	26.8	15.3	75%
Total consumer related	792.4	385.5	106%
Other
Project based	33.5	94.7	(65)%
Other	39.1	14.7	166%
Total other	72.6	109.4	(34)%
Total revenues	1,717.3	968.0	77%
Operating expenses	(1,600.7)	(924.7)	73%
Operating profit	$116.6	$43.3	169%
Operating profit margin	6.8%	4.5%

Revenues
National media advertising related revenue includes all advertising in Meredith owned publications and on Meredith owned websites as well as revenue we generate selling advertising space on third-party platforms. Advertising related revenue increased $37.6 million in the third quarter and $379.2 million in the first nine months of the current fiscal year. The increase in print advertising is primarily due to the addition of print advertising revenues of Time partially offset by mid to high-single digit declines in comparative print advertising revenues. Approximately 50 percent of the decline in comparative print advertising revenue for the nine-month period was due to previously announced changes to the marketing of Fit Pregnancy and Baby and Family Fun magazines. For the third quarter, approximately 50 percent of the decline in comparative print advertising revenue was primarily due to the previously announced changes to the marketing of Family Fun magazine. The changes to the marketing of Fit Pregnancy and Baby no longer effect the comparability of the quarterly results. Digital advertising increased primarily due to the addition of digital advertising revenues of Time. Comparative digital advertising revenues increased 12 percent in the third quarter of fiscal 2019 and 13 percent in the first nine months of fiscal 2019. The increase in third party sales is primarily due to the addition of Time.

Consumer related revenue includes all revenues either driven by or otherwise linked to consumer buying decisions. Consumer related revenues increased $63.8 million in the third quarter and $406.9 million in the first nine months of fiscal 2019. The increases in all categories of consumer related revenue except for digital consumer driven revenue are primarily due to the addition of Time revenues. For the first nine months of fiscal 2019, digital consumer driven revenue increased primarily due to the growth in e-commerce revenues.

Total other revenues decreased 63 percent in the third quarter and 34 percent in the first nine months of fiscal 2019. Project based revenues declined primarily due to the sale of MXM in the fourth quarter of fiscal 2018. For the first nine months of fiscal 2019, other revenues increased primarily due to the addition of other revenues from Time. The $4.9 million decline in other revenues in the third quarter of fiscal 2019 is primarily due to a decrease in other revenues from Time.

Operating Expenses
In the third quarter of fiscal 2019, national media operating expenses increased $24.4 million primarily due to an increase in Time operating expenses of $73.4 million partially offset by a decrease in operating expenses of MXM of $23.9 million, and a reduction in circulation expenses of $18.0 million.

National media operating expenses increased $676.0 million in the first nine months of fiscal 2019 primarily due to an increase in Time operating expenses of $797.8 million and an increase in integration costs of $21.2 million. These increases were partially offset by a decrease in operating expenses of MXM of $76.6 million, a reduction in circulation expenses of $42.6 million, and a reduction in impairment charges of $19.8 million as compared to the prior-year period.

Operating Profit
National media operating profit increased $49.6 million in the third quarter primarily due to an increase in the operating profit of our magazine operations of $30.0 million and a reduction of severance costs of $28.2 million. For the first nine months of fiscal 2019, national media operating profit increased $73.3 million primarily due to an increase in the operating profit of our magazine operations of $47.4 million and a reduction in impairment charges of $19.8 million.

LOCAL MEDIA

Local media operating results were as follows:

Three months ended March 31,	2019	2018	Change
(In millions)
Advertising related
Non-political spot	$79.9	$75.4	6%
Political spot	0.7	2.3	(70)%
Digital	3.7	3.6	3%
Third party sales	17.0	16.5	3%
Total advertising related	101.3	97.8	4%
Consumer related	84.7	70.9	19%
Other	2.4	1.4	71%
Total revenues	188.4	170.1	11%
Operating expenses	(146.8)	(131.8)	11%
Operating profit	$41.6	$38.3	9%
Operating profit margin	22.1%	22.5%

Nine months ended March 31,	2019	2018	Change
(In millions)
Advertising related
Non-political spot	$242.4	$254.2	(5)%
Political spot	102.6	5.8	n/m
Digital	11.6	11.3	3%
Third party sales	69.7	21.7	221%
Total advertising related	426.3	293.0	45%
Consumer related	232.1	197.2	18%
Other	6.8	4.0	70%
Total revenues	665.2	494.2	35%
Operating expenses	(449.5)	(365.7)	23%
Operating profit	$215.7	$128.5	68%
Operating profit margin	32.4%	26.0%
n/m - Not meaningful

Revenues
Local media revenues increased 11 percent in the third quarter and 35 percent in the first nine months of fiscal 2019. Advertising related revenues increased 4 percent in the third quarter and 45 percent in the first nine months of fiscal 2019. Political spot advertising revenues totaled $0.7 million in the third quarter of the current fiscal year compared with $2.3 million in the prior-year third quarter and $102.6 million in the first nine months of the current fiscal year compared to $5.8 million in the first nine months of the prior year. Fluctuations in political spot advertising revenues at our stations and throughout the broadcasting industry generally follow the biennial cycle of election campaigns. Political spot advertising displaces a certain amount of non-political spot advertising; therefore, the revenues are not entirely incremental. Non-political spot advertising revenues increased 6 percent in the third quarter of fiscal 2019; whereas it decreased 5 percent in the first nine months of fiscal 2019. Local non-political spot advertising revenues increased 6 percent in the third quarter; they declined 6 percent in the first nine months of fiscal 2019. National non-political spot advertising revenues increased 5 percent in the third quarter whereas they decreased 4 percent in the first nine months of fiscal 2019. Digital advertising revenues increased slightly in the third quarter and first nine months of fiscal 2019. Third party sales represent revenue generated through selling advertising space on third-party platforms. Third party sales increased primarily due to the addition of revenues from Time.

Consumer related revenues represent retransmission consent fees from cable, satellite, and telecommunications operators. Consumer related revenues increased primarily due to renegotiated contracts.

Operating Expenses
Fiscal 2019 third quarter operating expenses increased 11 percent primarily due to the addition of higher programming fees paid to affiliated networks of $7.4 million and the addition of operating expenses from Time of $4.1 million. Local media operating expenses increased 23 percent in the first nine months of fiscal 2019 primarily due to the addition of operating expenses from Time of $46.3 million and higher programming fees paid to affiliated networks of $21.7 million.

Operating Profit
Local media operating profit increased 9 percent in the third quarter of fiscal 2019 primarily due to increased net retransmission contribution. Local media operating profit increased 68 percent in the first nine months of fiscal 2019 primarily due to increased political spot advertising revenues.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses are general corporate overhead expenses not attributable to the operating groups. These expenses were as follows:

Unallocated Corporate Expenses	2019	2018	Change
(In millions)
Three months ended March 31,	$20.5	$115.3	(82)%
Nine months ended March 31,	71.8	151.7	(53)%

Unallocated corporate expenses decreased $94.8 million in third quarter of fiscal 2019 primarily due to decreases in severance and related benefit accruals of $54.1 million, transaction and integration related costs of $26.9 million, and accelerated share-based compensation expenses of $9.2 million related to Time awards that vested upon acquisition.

Unallocated corporate expenses decreased $79.9 million in the first nine months of fiscal 2019 primarily due to decreases in severance and related benefit accruals of $51.1 million, transaction and integration related costs of $30.4 million, and accelerated share-based compensation expenses of $9.2 million related to Time awards that vested upon acquisition. These decreases were partially offset by increases in expenses of Time of $14.2 million.

CONSOLIDATED

Consolidated Operating Expenses

Consolidated operating expenses were as follows:

Three months ended March 31,	2019	2018	Change
(In millions)
Production, distribution, and editorial	$284.4	$250.4	14%
Selling, general, and administrative	305.8	294.6	4%
Acquisition, disposition, and restructuring related activities	16.8	138.8	(88)%
Depreciation and amortization	61.5	40.0	54%
Operating expenses	$668.5	$723.8	(8)%

Nine months ended March 31,	2019	2018	Change
(In millions)
Production, distribution, and editorial	$873.4	$566.5	54%
Selling, general, and administrative	995.3	639.7	56%
Acquisition, disposition, and restructuring related activities	61.6	150.4	(59)%
Depreciation and amortization	190.3	65.0	193%
Impairment of long-lived assets	—	19.8	(100)%
Operating expenses	$2,120.6	$1,441.4	47%

Fiscal 2019 production, distribution, and editorial costs increased 14 percent in the third quarter and 54 percent in the first nine months compared to the same periods of prior year primarily due to an increase in production, distribution, and editorial costs of Time of $25.1 million and $308.8 million, respectively, and increases in programming fees paid to affiliated networks of $7.4 million and $21.7 million, respectively. These increases were partially offset by declines in MXM expenses of $5.2 million in the third quarter and $25.2 million in the first nine months of fiscal 2019 compared to the same periods in the prior year.

Selling, general, and administrative expenses increased 4 percent in the third quarter of fiscal 2019 primarily due to an increase in selling, general, and administrative expenses of Time of $55.7 million partially offset by a decrease in MXM expenses of $18.7 million and a decline in circulation expenses of $18.0 million. Selling, general, and administrative expenses increased 56 percent in the first nine months of fiscal 2019 primarily due to an increase in selling, general, and administrative expenses of Time of $426.4 million partially offset by a decrease in MXM expenses of $51.4 million and a decline in circulation expenses of $32.6 million.

Fiscal 2019 third quarter and first nine months acquisition, disposition, and restructuring related activities primarily included severance and related benefit costs and integration costs. Fiscal 2018 third quarter and first nine months acquisition, disposition, and restructuring related activities primarily represents: transaction costs related to investment banking, legal, accounting, and other professional fees and expenses; the expense recognized related to the payment of cash for certain of Time's share-based compensation awards at the time of the acquisition; integration costs primarily for business advisors and software and systems implementations and modifications; and severance and related benefit costs.

Depreciation and amortization expense increased $21.5 million in the third quarter and $125.3 million in the first nine months of fiscal 2019 primarily due to the addition of Time's depreciation and amortization expense.

The impairment of long-lived assets charge recorded in the second quarter of fiscal 2018 related to a pre-tax, non-cash impairment of trademarks in the national media segment.

Income (Loss) from Operations
Third quarter fiscal 2019 income from operations was $74.9 million whereas third quarter fiscal 2018 loss from operations was $72.8 million primarily due to a reduction in acquisition, disposition, and restructuring related activities of $122.0 million. Income from operations increased to $260.5 million in the first nine months of fiscal 2019 from $20.1 million in the first nine months of fiscal 2018 primarily due to an increase in operating profit from our local media operations of $87.2 million, a reduction in acquisition, disposition, and restructuring related activities of $88.8 million and a reduction in the impairment of long-lived assets of $19.8 million.

Non-operating Income (Expense), net
The increase in the third quarter and first nine months of fiscal 2019 non-operating income, net related primarily to our pension and other postretirement plans benefit credit and a gain on the sale of the Company's 30 percent interest in Charleston Tennis LLC, which was sold in September 2018.

Interest Expense, net
Net interest expense decreased to $38.4 million in the fiscal 2019 third quarter compared with $45.6 million in the prior-year third quarter. For the nine months ended March 31, 2019, net interest expense was $130.4 million compared to $55.9 million in the first nine months of fiscal 2018.

On January 31, 2018, in connection with the Company's acquisition of Time, the Company repaid and terminated Meredith's existing indebtedness. In connection with the payoff of this indebtedness, Meredith recognized a loss on extinguishment of debt of $2.2 million. Also, in conjunction with the repayment of its debt, the Company settled the associated interest rate swap agreements and recognized a gain on the settlement of $1.6 million.

On January 31, 2018, Meredith entered into a credit agreement that provided for $1.8 billion aggregate principal amount of senior secured term loan (Term Loan B). The original interest rate under the Term Loan B was based on the London Interbank Offered Rate (LIBOR) plus a spread of 3.00 percent. The Company repriced the Term Loan B effective October 26, 2018. The new interest rate under the Term Loan B is based on LIBOR plus a spread of 2.75 percent as of the repricing date. The interest rate on the Term Loan B was 5.24 percent at March 31, 2019 and 4.88 percent at March 31, 2018. Also, on January 31, 2018, Meredith issued $1.4 billion aggregate principal amount of unsecured senior notes (2026 Senior Notes) that carry an interest rate of 6.875 percent.

Also, during the third quarter of fiscal 2018, the Company incurred $17.5 million in fees that were recorded as interest expense related to an undrawn bridge loan commitment fee.

As a result of debt prepayments, an extinguishment loss of $9.3 million was recognized in the first nine months of fiscal 2019.

Average long-term debt outstanding was $2.5 billion in the third quarter and $2.8 billion in the first nine months of fiscal 2019 compared with $2.5 billion in the prior-year third quarter and $1.4 billion in the prior year nine months period. The Company's approximate weighted average interest rate was 7.2 percent in the first nine months of fiscal 2019 and 4.1 percent in the first nine months of 2018. The first nine months fiscal 2018 weighted average interest rate included the effects of derivative financial instruments which were in place for seven of those nine months.

Income Taxes
For the third quarter and first nine months of fiscal 2019, Meredith recorded tax expense on earnings from continuing operations of $12.5 million and $16.3 million, respectively. This compares to a tax benefit recorded by the Company of $30.1 million and $139.0 million for the third quarter and first nine months of fiscal 2018, respectively.

During the second quarter of fiscal 2019, the Company engaged in a restructuring of its international operations for U.S. tax purposes, triggering deductions that resulted in a $23.5 million permanent U.S. tax benefit, which decreased income tax expense for the first nine months of fiscal 2019.

Also, as a result of the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), Meredith remeasured its deferred tax assets, deferred tax liabilities, and tax reserves during the second quarter of fiscal 2018, which resulted in a net tax benefit being recorded in the prior-year nine-month period.

Earnings (Loss) from Continuing Operations and Earnings (Loss) per Common Share from Continuing Operations
For the third quarter of fiscal 2019, earnings from continuing operations totaled $28.1 million ($0.20 per diluted share) compared to a loss from continuing operations of $95.5 million ($2.41 per diluted share) for the prior-year period. For the first nine months of fiscal 2019, earnings from continuing operations totaled $131.1 million ($1.59 per diluted share) compared to earnings from continuing operations of $97.3 million ($1.85 per diluted share) for the nine months ended March 31, 2018. For both periods, the increases in earnings from continuing operations are primarily due to the increase in income from operations as discussed above partially offset by the tax benefit recorded in the prior year periods due to the Tax Reform Act.

Loss from Discontinued Operations, Net of Income Taxes
Loss from discontinued operations represents the results of operations, net of income taxes, of the properties that were held-for-sale during the quarter ended March 31, 2019, including the Sports Illustrated and affiliated brands, Money, and the Company's investment in Viant Technology Inc. In April 2019, due to a change in strategic vision, a decision was made to retain the Money brand. As this decision was made in the fourth quarter of fiscal 2019, the operations of the Money brand will be classified as continuing operations and the prior-year comparative periods will be recast to reflect this change beginning in the fourth quarter of fiscal 2019. The TIME and Fortune affiliated brands were also included in discontinued operations until their respective sale dates during the second quarter of fiscal 2019. The loss from discontinued operations was primarily due to the sales of the TIME and Fortune brands generating tax gains which resulted in income tax expense. Loss from discontinued operations for the three and nine months ended March 31, 2018, includes the earnings or loss from those brands noted above, as well as the Golf brand and Time Inc. UK Ltd, until their sales were completed in fiscal 2018.

The revenues and expenses for each of these properties while owned, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Earnings (Loss) titled loss from discontinued operations, net of income taxes, for the three and nine months ended March 31, 2019 and 2018, as follows:

	Three Months		Nine Months
Periods ended March 31,	2019	2018	2019	2018
(In millions except per share data)
Revenues	$76.3	$135.1	$344.0	$135.1
Costs and expenses	(81.0)	(134.6)	(320.5)	(134.6)
Interest expense	(2.9)	(5.2)	(19.0)	(5.2)
Gain (loss) on disposal	0.4	(11.9)	0.4	(11.9)
Earnings (loss) before income taxes	(7.2)	(16.6)	4.9	(16.6)
Income tax benefit (expense)	2.8	1.9	(76.7)	1.9
Loss from discontinued operations, net of income taxes	$(4.4)	$(14.7)	$(71.8)	$(14.7)
Loss per share from discontinued operations
Basic	$(0.10)	$(0.33)	$(1.59)	$(0.32)
Diluted	(0.10)	(0.33)	(1.58)	(0.32)

Net Earnings (Loss) and Earnings (Loss) per Common Share
For the third quarter and first nine months of fiscal 2019, net earnings totaled $23.7 million and $59.3 million, respectively. Due primarily to the effects of preferred stock dividends, the Company had earnings attributable to common shareholders of $4.7 million ($0.10 per diluted share) for the third quarter and $0.5 million ($0.01 per diluted share) for the first nine months of fiscal 2019. For the third quarter of fiscal 2018, net loss totaled $110.2 million. For the first nine months of fiscal 2018, net earnings totaled $82.6 million. Due primarily to the effects of preferred stock dividends, the Company had a loss attributable to common shareholders of $123.2 million ($2.74 per diluted share) for the third quarter of fiscal 2018 and earnings attributable to common shareholders of $69.1 million ($1.53 per diluted share) or the nine months ended March 31, 2018. For the three-month period, the increase in net earnings is due to higher income from operations as discussed above and lower interest expense partially offset by the tax benefit recorded in the prior-year period. The decline in net earnings in the first nine-months of fiscal 2018 is primarily due to the tax benefit recorded in the second quarter of fiscal 2018, increased interest expense, and the loss from discontinued operations in the current year partially offset by higher income from operations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended March 31,	2019	2018	Change
(In millions)
Net earnings	$59.3	$82.6	(28)%
Cash flows provided by operating activities	$152.5	$95.1	60%
Net cash provided by (used in) investing activities	302.0	(2,706.4)	n/m
Net cash provided by (used in) financing activities	(842.3)	2,965.4	n/m
Effect of exchange rate changes	(0.8)	—	n/m
Change in cash in assets held-for-sale	3.5	(4.2)	n/m
Net increase (decrease) in cash and cash equivalents	$(385.1)	$349.9	n/m
n/m - Not meaningful

OVERVIEW

Meredith's primary source of liquidity is cash generated by operating activities. Debt financing is typically used for significant acquisitions. We expect cash on hand, internally generated cash flow, and available credit from financing agreements will provide adequate funds for operating and recurring cash needs (e.g., working capital, capital expenditures, debt repayments, and cash dividends) into the foreseeable future. As of March 31, 2019, we had $346.4 million of additional available borrowings under our revolving credit facility. While there are no guarantees that we will be able to replace our credit agreements when they expire, we expect to be able to do so.

SOURCES AND USES OF CASH

Cash and cash equivalents decreased $385.1 million in the first nine months of fiscal 2019 compared to an increase of $349.9 million in the first nine months of fiscal 2018.

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

Cash provided by operating activities totaled $152.5 million in the first nine months of fiscal 2019 compared with cash provided by operating activities of $95.1 million in the first nine months of fiscal 2018. The increase in cash provided by operating activities was primarily due to increased earnings in our local media segment primarily due to increased political spot advertising revenues and a reduction in transaction costs. These increases were partially offset by increases in cash paid for interest, severance, and integration costs.

Investing Activities
Investing cash inflows generally include proceeds from the sale of assets or businesses. Investing cash outflows generally include payments for the acquisition of new businesses; investments; and additions to property, plant, and equipment.

Net cash provided by investing activities was $302.0 million in the first nine months of fiscal 2019 primarily due to proceeds from the sale of our interest in Charleston Tennis LLC and the TIME and Fortune affiliated brands, and a reduction in property, plant, and equipment additions in fiscal 2019. Net cash used in investing activities of $2.7 billion in the prior-year period was primarily due to the acquisition of Time.

Financing Activities
Financing cash inflows generally include borrowings under debt agreements and proceeds from the exercise of common stock options issued under share-based compensation plans. Financing cash outflows generally include repayment of long-term debt, payment of dividends, and repurchases of Company stock.

Net cash used in financing activities was $842.3 million in the nine months ended March 31, 2019, as compared to net cash provided by financing activities of $3.0 billion in the prior-year period. The change in cash flows from financing activities is primarily due to a net $696.9 million of debt payments in fiscal 2019 compared to $2.5 billion of net debt issuances in fiscal 2018. In addition, $631.0 million of preferred equity was issued in the prior-year period.

Long-term Debt
At March 31, 2019, long-term debt outstanding totaled $2.5 billion. The balance consisted of a $1.2 billion secured term loan (Term Loan B) under a variable-rate credit facility and $1.3 billion in fixed rate 2026 Senior Notes.

The variable-rate credit facility includes the Term Loan B with an initial $1.8 billion of aggregate principal and a five-year senior secured revolving credit facility of $350.0 million, of which $175.0 million is available for the issuance of letters of credit and $35.0 million of swingline loans. On March 31, 2019, there were no borrowings outstanding under the revolving credit facility. There were $3.6 million of standby letters of credit issued under the revolving credit facility resulting in availability of $346.4 million at March 31, 2019. The Term Loan B matures in 2025 and was originally scheduled to amortize at 1.0 percent per annum in equal quarterly installments until the final maturity date, at which time the remaining principal and interest were due and payable. However, as $200.0 million was paid on the Term Loan B in the first quarter of fiscal 2019, there are no future amortization requirements. The original interest rate under the Term Loan B was based on the LIBOR plus a spread of 3.0 percent. The Company repriced the Term Loan B effective October 26, 2018. The new interest rate under the Term Loan B is based on LIBOR plus a spread of 2.75 percent as of the repricing date until maturity or when the Company's leverage ratio drops below 2.25 to 1, at which time the spread will decrease to 2.5 percent.
The Term Loan B bore interest at a rate of 5.24 percent at March 31, 2019. The revolving credit facility has a commitment fee ranging from 0.375 percent to 0.500 percent of the unused commitment. All interest rates and commitment fees associated with this variable-rate revolving credit facility are derived from a leverage-based pricing grid. The 2026 Senior Notes with an initial $1.4 billion of aggregate principal mature in 2026 and have an interest rate of 6.875 percent per annum. The Company repurchased $127.1 million of the 2026 Senior Notes in the second quarter of fiscal 2019. The remaining outstanding principal is due at the final maturity date.

Our credit agreement includes a financial covenant that is applicable based on a certain utilization level of the revolving credit line. Failure to comply with this covenant could result in the debt becoming payable on demand. The covenant did not apply at March 31, 2019, as we did not reach the required utilization level on the revolving credit line.

Contractual Obligations
As of March 31, 2019, there had been no material changes in our contractual obligations from those disclosed in our Form 10-K for the year ended June 30, 2018.

Share Repurchase Program
As part of our ongoing share repurchase program, we spent $9.1 million in the first nine months of fiscal 2019 to repurchase 172,000 shares of common stock at then-current market prices. We spent $28.2 million to repurchase 470,000 shares in the first nine months of fiscal 2018. Shares that are deemed to be delivered to us on tender of stock in payment for the exercise price of options do not reduce the repurchase authority granted by our Board of Directors. Of the 172,000 shares of common stock purchased during the first nine months of the current fiscal year, 108,000 were deemed to be delivered to us on tender of stock in payment for the exercise price of options. As of March 31, 2019, $50.5 million remained available under the current authorization for future repurchases. See Part II, Item 2 (c), Issuer Repurchases of Equity Securities, of this Form 10-Q for detailed information on share repurchases during the quarter ended March 31, 2019.

Dividends
Dividends paid in the first nine months of fiscal 2019 on common and class B stock totaled $78.9 million, or $1.665 per share, compared with dividend payments of $72.9 million, or $1.585 per share, in the first nine months of fiscal 2018. We expect to continue paying dividends on our common and class B stock. Dividends paid in the first nine months of fiscal 2019 on Series A preferred stock totaled $42.0 million, or $64.46 per share compared to $8.9 million or $13.69 per share in the first nine months of fiscal 2018 as Series A preferred stock dividends were paid for the first time in the third quarter of fiscal 2018.

Capital Expenditures
Investment in property, plant, and equipment totaled $28.6 million in the first nine months of fiscal 2019 compared with prior-year first nine months' investment of $41.5 million. Current year and prior year investment spending primarily relate to assets acquired in the normal course of business. We have no other material commitments for capital expenditures. We expect funds for future capital expenditures to come from operating activities or, if necessary, borrowings under existing credit agreements.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Meredith's critical accounting policies are summarized in our Form 10-K for the year ended June 30, 2018. As of March 31, 2019, the Company's critical accounting policies had not changed from June 30, 2018.

The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. At March 31, 2019, goodwill and intangible assets totaled $3.9 billion with $3.0 billion in the national media segment and $0.9 billion in the local media segment. Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis or when events occur or circumstances change that would indicate the carrying value exceeds the fair value. See Item 1A. Risk Factors and Note 5 to the consolidated financial statements in our Form 10-K for the year ended June 30, 2018, for additional information.

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

Interest Rates
We generally strive to manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At March 31, 2019, Meredith had $1.3 billion outstanding in fixed rate long-term debt. There were no earnings or liquidity risks associated with the Company's fixed rate debt. The fair value of the fixed rate debt varies with fluctuations in interest rates. A 100 basis points decrease in interest rates would have changed the fair value of the fixed-rate debt by $71.6 million at March 31, 2019.

At March 31, 2019, $1.2 billion of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. A 10 percent increase in LIBOR would increase annual interest expense by $3.1 million.

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

Meredith's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were not effective in ensuring that information required to be disclosed in the reports that Meredith files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's (SEC) rules and forms and (ii) accumulated and communicated to Meredith's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the third quarter of fiscal 2019, management identified a material weakness in internal control over financial reporting relating to purchase accounting for the opening balance sheet of Time. More specifically, management identified ineffective process-level controls over the completeness, existence, accuracy, and valuation of certain acquired assets and assumed liabilities on the acquisition date of January 31, 2018, specifically, accounts receivable; property, plant, and equipment; other current assets; other assets; accounts payable; accrued liabilities; unearned revenues; and other noncurrent liabilities, and over the review of certain revenue contracts relating to amounts recorded in unearned revenue, due to an ineffective risk assessment process over the measurement and recognition of certain acquired assets and assumed liabilities of Time. These control deficiencies relating to the opening balance sheet of an acquired business create a reasonable possibility that a material misstatement in the opening balance sheet or subsequent consolidated financial statements would not have been prevented or detected on a timely basis.

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

Other than the material weakness described above, which arose during the quarter ended March 31, 2018, and changes in internal controls that have been made related to the integration of Time into the post-acquisition combined company, during the quarter ended March 31, 2019, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

The following information supplements, and should be read in addition to, the Company's risk factors as disclosed in Item 1A, Risk Factors, in the Company's Form 10-K for the year ended June 30, 2018.

We identified a material weakness in our internal control over financial reporting. In April 2019, in connection with an inspection by the Public Company Accounting Oversight Board, KPMG LLP, our independent registered public accounting firm, communicated to us its determination that previously unidentified deficiencies existed in the Company’s internal control over financial reporting relating to purchase accounting for the opening balance sheet of Time. As a result of these deficiencies, our management concluded that we had a material weakness in our internal control over financial reporting as of June 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. As described in Part I, Item 4 of this report, this material weakness has not yet been remediated and, as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements. While we have designed a remediation plan to address the material weakness and enhance our internal control environment and are committed to remediating this as promptly as possible, if not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could have a material adverse effect on our financial condition and the trading price of our common stock. There can be no assurance as to when the material weakness will be remediated or that other material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our consolidated financial statements or our periodic reports filed with the SEC.

Discontinuation, reform, or replacement of LIBOR may adversely affect our variable rate debt. A substantial portion of our long-term indebtedness bears interest at fluctuating interest rates, primarily based on the LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market, and general economic conditions. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Repurchases of Equity Securities

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended March 31, 2019.

Period	(a) Total number of shares purchased [1,2]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Approximate dollar value of shares that may yet be purchased under programs
				(in millions)
January 1 to January 31, 2019	3,009	$54.38	1,175	$53.2
February 1 to February 28, 2019	58,526	54.39	39,585	51.1
March 1 to March 31, 2019	15,480	56.14	10,863	50.5
Total	77,015		51,623

1
The number of shares purchased includes 1,175 shares in January 2019, 39,585 shares in February 2019, and 10,863 shares in March 2019 delivered or deemed to be delivered to us in satisfaction of tax withholding on option exercises and the vesting of restricted shares. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board.

2
The number of shares purchased includes 1,834 shares in January 2019, 18,941 in February 2019, and 4,617 shares in March 2019 deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares do not reduce the repurchase authority granted by our Board.

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

10.1
Amendment to Employment Agreement dated March 19, 2019, by and between the Meredith Corporation and Jonathan B. Werther is incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8–K filed March 21, 2019.

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

MEREDITH CORPORATION
Registrant

/s/ Joseph Ceryanec
Joseph Ceryanec
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 14, 2019